Form 10-Q
period 1996-03-31
AES CORPORATION
filed 1996-05-06
CIK 874761

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19281

                               THE AES CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   54-1163725
                        (IRS Employer Identification No.)

                             1001 North 19th Street
                            Arlington, Virginia 22209
                     (Address of principal executive office)

                         Telephone Number (703) 522-1315
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/          No

         The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 25, 1996, was 75,017,204.

                               THE AES CORPORATION


                                      INDEX

                                                                   Page

PART 1.  FINANCIAL INFORMATION
Item 1.  Interim Financial Statements:
         Consolidated Statements of Operations                       2
         Consolidated Balance Sheets                                 3
         Consolidated Statements of Cash Flow                        5
         Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                          16
Item 2.  Changes in Securities                                      17
Item 3.  Defaults Upon Senior Securities                            17
Item 4.  Submission of Matters to a Vote of Security Holders        17
Item 5.  Other Information                                          17
Item 6.  Exhibits and Reports on Form 8-K                           17
Signature                                                           18

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 1995 AND 1996


- - -------------------------------------------------------------------------------
(Unaudited)                                               Three         Three
                                                         Months        Months
                                                          Ended         Ended
                                                       03/31/95      03/31/96
- - -------------------------------------------------------------------------------
($ in millions, except per share amounts)

REVENUES:
Sales and services                                      $   171       $   172

OPERATING COSTS AND EXPENSES:
Cost of sales and services                                  103           100
Selling, general and administrative expenses                  8             9
                                                        -------       -------

Total operating costs and expenses                          111           109
                                                        -------       -------

OPERATING INCOME                                             60            63

OTHER INCOME AND (EXPENSE):
Interest expense                                            (31)          (28)
Interest income                                               7             5
Equity in earnings of affiliates (net of income tax)          3             5
                                                        -------       -------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST             39            45

Income taxes                                                 14            15
Minority interest                                            --             1
                                                        -------       -------
NET INCOME                                              $    25       $    29
                                                        =======       =======



NET INCOME PER SHARE:                                   $  0.33       $  0.38
                                                        =======       =======



                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND MARCH 31, 1996

- - --------------------------------------------------------------------------------
(Unaudited)
                                                  12/31/95             03/31/96

- - -------------------------------------------------------------------------------
($ in millions)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                         $   239              $   207
Short-term investments                                 58                   50
Accounts receivable                                    54                   50
Inventory                                              36                   42
Receivable from affiliates                             11                   11
Prepaid expenses and other current assets              27                   34
                                                  -------              -------
Total current assets                                  425                  394


PROPERTY, PLANT AND EQUIPMENT:
Land                                                    9                   10
Electric and steam generating facilities            1,594                1,619
Furniture and office equipment                         11                   11
Accumulated depreciation, depletion, and
 amortization                                        (222)                (235)
Construction in progress                              158                  198
                                                  -------              -------
Property, plant and equipment, net                  1,550                1,603


OTHER ASSETS:
Deferred costs, net                                    32                   31
Project development costs                              41                   43
Investments in and advances to affiliates              48                   52
Debt service reserves and other deposits              168                  178
Goodwill and other intangible assets, net              37                   37
Other assets                                           19                   15
                                                  -------              -------
Total other assets                                    345                  356
                                                  -------              -------

TOTAL                                             $ 2,320              $ 2,353
                                                  =======              =======


                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND MARCH 31, 1996

- - --------------------------------------------------------------------------------
(Unaudited)
                                                      12/31/95        03/31/96

- - --------------------------------------------------------------------------------
($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $    33          $    43
Income taxes payable                                       --                4
Accrued interest                                           12               17
Accrued and other liabilities                              49               33
Revolving bank loan                                        50               31
Project financing debt - current portion                   84               84
                                                      -------          -------
Total current liabilities                                 228              212


LONG-TERM LIABILITIES:
Project financing debt                                  1,098            1,108
Other notes payable                                       125              125
Deferred income taxes                                     149              159
Other long-term liabilities                                13                9
                                                      -------          -------
Total long-term liabilities                             1,385            1,401

MINORITY INTEREST                                         158              158

STOCKHOLDERS' EQUITY:
Common stock                                                1                1
Additional paid-in capital                                293              294
Retained earnings                                         271              300
Cumulative foreign currency translation adjustment        (10)             (10)
Less treasury stock at cost                                (6)              (3)
                                                      -------          -------
Total stockholders' equity                                549              582
                                                      -------          -------
TOTAL                                                 $ 2,320          $ 2,353
                                                      =======          =======



                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996


- - -------------------------------------------------------------------------------
(Unaudited)                                            Three           Three
                                                      Months          Months
                                                       Ended           Ended
                                                     3/31/95         3/31/96
- - -------------------------------------------------------------------------------
($ in millions)

OPERATING ACTIVITIES:
Net Income                                          $    25         $    29
Adjustments to net income:
  Depreciation, depletion and amortization               12              14
  Provision for deferred taxes                           14              14
  Undistributed earnings of affiliates                   (2)             (4)
  Change in working capital                              (7)             (9)
  Other                                                   1               1
                                                    -------         -------
Net cash provided by operating activities                43              45

INVESTING ACTIVITIES:
  Property additions                                    (11)            (45)
  Acquisitions, net of cash acquired                    (65)            (20)
  Sale of short-term investments                         23               8
  Affiliate advances and investments                     --              (1)
  Project development costs                              (2)             (2)
  Debt service reserves and other assets                 --              (6)
                                                    -------         -------
Net cash used in investing activities                   (55)            (66)
                                                    -------         -------

FINANCING ACTIVITIES:
  Net repayments under the revolver                      --             (19)
  Issuance of project financing debt                     --              20
  Repayments of project financing debt                  (15)            (12)
  Payments to/from minority partners                      3              (1)
  Sale of common stock                                    1               1
                                                    -------         -------
Net cash used in financing activities                   (11)            (11)

Decrease in cash and cash equivalents                   (23)            (32)

Cash and cash equivalents, beginning                    255             239
                                                    -------         -------
Cash and cash equivalents, ending                   $   232         $   207
                                                    =======         =======


                 See Notes to Consolidated Financial Statements

THE AES CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.  Basis of Presentation

The consolidated financial statements include the accounts of AES, its subsidiaries, and controlled affiliates. Intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. Under the equity method, the Company's investment is recorded at cost and is adjusted to recognize its proportional share of all earnings or losses of the entity. Distribution received reduce the carrying amount of the Company's investment.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 1995 and 1996, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited.


2.  Net Income Per Share

Net income per share is based on the weighted average number of common stock and common stock equivalents outstanding, after giving effect to stock splits.
Common stock equivalents result from dilutive stock options, warrants and deferred compensation arrangements. The effect of such common stock equivalents on net income per share is computed using the treasury stock method. The shares used in computing net income per share were 75.8 million for the quarter ended March 31, 1995 and 76.1 million for the quarter ended March 31, 1996.


3.  Inventory

Inventory, valued at the lower of cost (principally first in, first out method) or market, consists of coal and other raw materials used in generating electricity and steam, and spare parts, materials and supplies. Inventory at

December 31, 1995 and March 31, 1996 consisted of the following (in millions):

                                                       1995           1996
                                                       ----           ----
Coal and other raw materials                             24             18
Spare parts, materials and supplies                      12             24
                                                         --             --
Total                                                   $36            $42
                                                        ===            ===


4.  Litigation

In re The AES Corporation Securities Litigation is a purported class action suit brought in the U.S. District Court for the Southern District of New York by certain persons who claim to have purchased shares of common stock and debentures issued by AES between June 25, 1991 and June 23, 1992 and who purport to sue on behalf of others similarly situated. The litigation consolidates four purported class actions previously filed against AES in June and July 1992. Also named as defendants are AES's directors, certain of its officers and the underwriters of its 1991 initial public offering of common stock and its 1992 offer of its 6 1/2 percent convertible subordinated debentures due 2002. In February 1995, the Company entered into a settlement agreement with plaintiffs' counsel on behalf of the class. The settlement is on a claims-made basis, and consists of $4.5 million, as well as warrants to purchase approximately 716,800 shares of AES Common Stock. Insurance proceeds are available to cover a portion of the settlement. The settlement was approved by the federal court in May 1995, and became effective in July 1995. The review of the claims submitted in the settlement is currently being finalized and, once concluded and approved by the court, the settlement proceeds will be distributed.

On February 25, 1993, an action was filed in the 10th Judicial District Court, Galveston County, Texas against the Company, over 25 other corporations (including major oil refineries and chemical companies) and utilities, a utility district, 4 Texas cities, McGinnes Industrial Maintenance Corporation, Roland McGinnes and Lawrence McGinnes, claiming personal injuries, property, and punitive damages of $20 billion, arising from alleged releases of hazardous and toxic substances to air, soil and water at the McGinnes waste disposal site located in Galveston County. This matter was consolidated with two other related cases in December 1993. The complaint sets forth numerous causes of action, including fraudulent concealment, negligence and strict liability, including, among other things, allegations that the defendants sent hazardous, toxic and noxious chemicals and other waste products to the McGinnes site for disposal. In March 1995, the Company entered into a settlement agreement with certain plaintiffs, pursuant to which the Company paid seven thousand dollars in return for withdrawal of their claims against the Company. Based on the Company's investigation of the case to date, the Company believes it has meritorious defenses to each and every cause of action stated in the complaint and this action is being vigorously defended. The Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial statements.

The Company is involved in certain other legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or consolidated financial position.

Item 2.  Discussion and Analysis of Financial Condition and Results of
         Operations.

General

The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are primarily engaged in the business of developing, acquiring, owning and operating electric power generation facilities throughout the world. Electricity sales accounted for 97% of total revenues during 1995. Other sales arise from the sale of steam and other commodities related to the Company's cogeneration operations. Service revenues represent fees earned in connection with energy consulting, wholesale power services and services provided by AES to its affiliates.

Electricity is generated (or manufactured) by power plants owned or leased by the Company's subsidiaries and affiliates. AES now operates and owns (entirely or in part) a diverse portfolio of electric power plants with a total capacity of 3,370 megawatts. Of that total, 35% are fueled by solid fuel, 24% are fueled by natural gas, 6% are hydroelectric facilities and the remaining 35% are capable of burning multiple fossil fuels. Of the total megawatts, 1,069 are located in the United States, 1,420 are in the United Kingdom, 840 are in Argentina and 41 are in China. AES has grown its portfolio of generating assets by developing and constructing new plants ("greenfield development") and by acquiring existing plants, primarily through competitively bid privatization initiatives outside the United States.

AES is now in the process of adding 962 megawatts to its operating portfolio by constructing two oil-fired power plants in Pakistan totaling 674 megawatts, a 180 megawatt coal-fired plant in the United States and 2 plants totaling 108 megawatts in China that will be coal and oil-fired. In total, AES's net equity ownership in plants in operation and construction is 3,027 megawatts.

Because of the significant magnitude and complexity of building electric generating plants, construction periods often range from two to four years, depending on the technology and location. AES currently expects that projects now under construction will reach commercial operation and begin to sell electricity at various dates through 1999. The commercial operation date is generally supported by a guarantee from each plant's construction contractor; however, it remains possible, due to changes in the economic, political, technological, regulatory or logistical circumstances surrounding individual plants and their locations, that commercial operations may be delayed or, in extreme circumstances, prohibited.

AES believes that there is significant demand for both new and more efficiently operated electric generating capacity in many regions around the world. In an effort to further grow and diversify the Company's portfolio of electric generating plants, AES is pursuing, through its integrated divisions, additional greenfield developments and acquisitions in North America, India, Pakistan, China, other areas in Southeast Asia, South America, Europe, the Middle East and Africa. From time to time, AES also investigates possible acquisitions of existing power plant facilities or energy companies that would be consistent with its objectives and strategy. Such acquisitions may be accomplished by a cash purchase, by an exchange of project ownership interests or by the issuance of the Company's capital stock.

Certain subsidiaries of the Company (domestic and non-U.S.) have signed long-term contracts for the sale of electricity and are in various stages of developing the related greenfield projects. Because these potential projects have yet to begin construction or procure committed long-term financing ("financial closing"), there exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones. As of March 31 1996, capitalized costs for projects under development were approximately $43 million. The Company believes that the costs are recoverable; however, no assurance can be given that changes in circumstances related to individual projects will not occur or that any of these projects will be completed.

As discussed above, AES has been successful in acquiring a portion of its portfolio of generating capacity by participating in competitive bidding under government sponsored privatization initiatives and has been particularly interested in acquiring existing assets in electricity markets that are promoting competition, such as the United Kingdom and Argentina. Sellers generally seek to complete competitive solicitations in less than one year, much quicker than greenfield development, and require payment in full on transfer.

AES believes that its experience in competitive markets and its divisional structure, with geographically dispersed locations, enable it to react quickly and creatively in such situations.

Because of this relatively quick process, it may not be possible to arrange "project financing" (the Company's historically preferred financing method) for specific potential acquisitions. As a result, during 1995, the Company enhanced its financial capabilities to respond to these more accelerated opportunities by executing a new $225 million revolving credit facility. Also, in February 1996, AES filed a $150 million shelf registration statement for the possible issuance of additional senior subordinated notes to further enhance its access to longer-term credit. In addition to using short or long-term debt capacity, AES may consider an exchange of project ownership interests or the issuance of its common stock to fund future acquisition opportunities.

The nature of most of the Company's domestic independent power operations is such that each facility generally relies on one power sales contract with a single electric utility customer or a regional or national transmission and distribution customer for the majority, if not all, of its revenues. During 1995, four customer accounted for 73% of the Company's revenues. The prolonged failure of any one utility customer to fulfill its contractual payment obligations in the future could have a substantial negative impact on AES's primary source of revenues. Where possible, the Company has sought to reduce this risk, in part, by entering into power sales contracts with utilities that have their debt or preferred stock rated "investment grade" by nationally recognized rating agencies and by locating its plants in different geographic areas in order to mitigate the effects of regional economic downturns.

Because the Company's plants are located in different geographical areas, seasonal variations are not generally expected to have a significant effect on quarterly financial results. However, unusual weather conditions and the needs of each plant to perform routine (including annual or multi-year) or unanticipated facility maintenance may have an effect on quarterly financial results. In addition, some power sales contracts permit the utility customer to significantly dispatch the related plant (i.e., direct the plant to deliver a reduced amount of electrical output) within certain specified parameters. Such dispatching, however, does not have a material impact on the results of operations of the related subsidiary because, even when dispatched, the plant's capacity payments are not reduced.

The Company's activities are subject to stringent environmental regulation by federal, state, local and foreign governmental authorities. There can be no assurance that AES would be able to recover all or any part of increased costs from its customers or that its business and financial condition would not be materially and adversely affected by future changes in environmental laws or regulations. The Company strives to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times has been in non-compliance. No such instance of non-compliance has resulted in revocation of any permit or license.

Medway Power Limited ("Medway Power"), a joint venture among AES Medway Electric Limited, an indirectly owned U.K. subsidiary of AES ("AES Medway"), and subsidiaries of Southern Electric plc ("Southern") and SEEBOARD plc
("SEEBOARD"), owns a 660 megawatt combined cycle gas-fired power plant in southeast England on the Isle of Grain. The plant began operations in November 1995. During pre-commercial start-up operations in the second quarter of 1995, the plant began experiencing equipment difficulties, most notably with its turbine rotors. Medway Power and the plant's construction contractor are working to provide a permanent solution to the rotor problems. For a more complete description of this matter, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Although no assurance can be given that the contractor, and as a result, Medway Power, will be able to adequately correct the equipment difficulties, the Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position.

In January 1996, the Company, through a subsidiary, completed the financing for a 337 megawatt oil-fired facility in Punjab Province, Pakistan. This facility is substantially identical to a 337 megawatt facility already under construction on an adjacent property. For a more complete description of this project, please see the Company's Annual Report on form 10-K for the year ended December 31, 1995. Substantial risks to the successful completion of this project exist, including those relating to political risk, exchange rate risk, currency convertibility, governmental approvals, siting, construction and permitting, and the possible termination of the power sales contract as a result of the failure to meet certain construction milestones. No assurance can be given that this project will be completed.

In March 1996, AES acquired a 98% interest in Hidrotermica San Juan, S.A., ("San Juan"), an Argentine corporation, which is the owner and operator of a 78 megawatt power generating facility in the province of San Juan, Argentina. The facility includes a 45 megawatt hydroelectric power plant and a 33 megawatt gas combustion power plant. The remaining 2% is owned by a participation plan for the employees of San Juan. San Juan will sell electricity into the Argentine spot market.


First Quarter 1996 and 1995 Results of Operations

Revenues increased 1% or approximately $1 million, to $172 million from the first quarter of 1995 to the first quarter of 1996. Cost of sales and services decreased 3% or approximately $3 million, to $100 million from the first quarter of 1995 to the first quarter of 1996. Gross margin, which represents total revenues reduced by cost of sales and services, increased 6%, or approximately $4 million, to $72 million during the same period. Gross margin as a percentage of total revenues was 42% for the first quarter of 1996 and 40% for the same period of 1995. The increase in gross margin is primarily due to improved results at Deepwater due to higher gas prices during the first quarter of 1996, and better performance at San Nicolas due to cost reduction efforts at the plant.

Selling, general and administrative expenses increased 13% or approximately $1 million from the first quarter of 1995 to the first quarter of 1996, and as a percentage of total revenue, remained constant at 5% of revenues.

Operating income increased 5%, or approximately $3 million, to $63 million from the first quarter of 1995 to the first quarter of 1996. This increase is the result of the factors discussed above.

Interest expense decreased 10%, or approximately $3 million, to $28 million from the first quarter of 1995 to the first quarter of 1996. The decrease is primarily due to the declining balances of project financing debt at U.S. plants and San Nicolas.

Interest income decreased 29%, or approximately $2 million, to $5 million from the first quarter of 1995 to the first quarter of 1996. This decrease is primarily due to investments in new projects at AES Chigen and a decrease in the balance of corporate unrestricted cash and cash equivalents.

Equity in earnings of affiliates (net of income taxes) increased 67% to approximately $5 million from the first quarter of 1995 to the same period of 1996. The increase is primarily due to Medway, which was not in operation in 1995.

Income taxes increased 7% or approximately $1 million, to $15 million from the first quarter of 1995 to the first quarter of 1996. This increase resulted primarily from an increase in the Company's estimated effective income tax rate from approximately 38% in 1995 to 39% in 1996, and higher income before taxes.

Cash Flows, Financial Resources and Liquidity

At March 31, 1996 cash equivalents totaled approximately $207 million, as compared to $239 million at the beginning of the year. The $32 million decrease in cash resulted from a use of $66 million for investing activities and a use of $11 million for financing activities which were partially funded by $45 million provided by operating activities. Significant investing activities were property and construction in progress additions of $45 million and the acquisition of Hidrotermica San Juan, S.A. for approximately $20 million. Furthermore, the net use of cash for financing activities was primarily the result of paying $19 million on the revolving credit facility, borrowing $20 million in project financing debt, and repaying $12 million of other project financing debt.

AES has primarily utilized project financing loans to fund the capital expenditures associated with constructing and acquiring its electric power plants and related assets. Project financing borrowings have been substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company and are generally secured by the capital stock, physical assets, contracts and cash flow of the related project subsidiary or affiliate. The Company intends to continue to seek, where possible, such non-recourse project financing in connection with the assets which the Company or its affiliates may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual projects, the Company's traditional providers of project financing, particularly multinational commercial banks, may seek higher borrowing spreads and increased equity contributions.

Furthermore, because of the reluctance of commercial lending institutions to provide non-recourse project financing (including financial guarantees) in certain less developed economies, the Company, in such locations, has and will continue to seek direct or indirect (through credit support or guarantees) project financing from a limited number of multilateral or bilateral international financial institutions or agencies. As a precondition to making such project financing available, these institutions may also require governmental guarantees of certain project and sovereign related risks. Depending on the policies of specific governments, such guarantees may not be offered and as a result, AES may determine that sufficient financing will ultimately not be available to fund the related project.

In addition to the project financing loans, if available, AES provides a portion, or in certain instances all, of the remaining long-term financing required to fund development, construction, or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project financing loans. The funds for these investments have been provided by cash flows from operations and by the proceeds from issuances of senior subordinated notes, convertible debentures and common stock of the Company.

Interim needs for shorter-term and working capital financing have been met with borrowings under AES's revolving line of credit and letter of credit facility ("revolver"). Over the past several years, the Company has continued to increase the amount of available financing under the revolver while striving to enhance its flexibility and usefulness. During 1995, AES entered into a new $225 million revolver which provides full availability as borrowings or letters of credit. Under the terms of the revolver, AES is required to reduce its direct borrowings to zero for 30 consecutive days during each twelve month period. The terms of the credit agreement also include financial covenants related to net worth, cash flow and investments and restrictions related to the incurrence of additional debt and certain other obligations and limitations on cash dividends.

Inflation, Interest Rates, Exchange Rates and Changing Energy Prices

The Company attempts, whenever possible, to hedge certain aspects of its projects against the effects of fluctuations in inflation, interest and currency exchange rates and energy prices. AES has generally structured the energy payments in its power sales contracts to adjust with similar price indices as do its contracts with the fuel suppliers for the corresponding projects. In some cases a portion of revenues is associated with operations and maintenance, and as such is indexed to adjust with inflation. AES has also used a hedging strategy to insulate each project's financial performance, where appropriate, against the risk of fluctuations in interest rates. Depending on whether a project's capacity payments are either fixed or vary with inflation, the Company attempts to hedge against interest rate fluctuations by arranging fixed-rate or variable-rate financing. In certain cases, the Company executes interest rate swap agreements, or interest rate caps, to effectively fix, or in the case of interest rate caps, limit, the interest rate on the underlying variable rate financing.

Such hedging techniques are implemented through contractual provisions with fuel suppliers and international financial institutions. As a result, their effectiveness is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. The Company has sought to reduce this risk by entering into contracts with creditworthy organizations, where possible, and where not possible, as in the case of certain local fuel suppliers, to execute standby or option agreements with a creditworthy organization.

Because of the complexity of hedging strategies and the diverse nature of AES's operations, the financial performance of AES's portfolio, although significantly hedged, will likely be somewhat affected by fluctuations in inflation, interest rates and energy prices. For example, AES's current portfolio of projects generally performs better with high oil and natural gas prices and with lower interest rates. The Company's performance also is sensitive to the difference between inflation and interest rates, and generally performs better when increases in inflation are higher than increases in interest rates.

Through its equity investments in foreign affiliates, AES operates in jurisdictions dealing in currencies other than the Company's functional currency, the U.S. dollar. Such investments were made to fund equity requirements and to provide collateral for contingent obligations. Due primarily to the long-term nature of the investments, the Company accounts for any adjustments resulting from translation as a charge or credit directly to a separate component of stockholders' equity. The Company had approximately $10 million, net of tax, in cumulative translation adjustment losses at March 31, 1996.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

In re The AES Corporation Securities Litigation is a purported class action suit brought in the U.S. District Court for the Southern District of New York by certain persons who claim to have purchased shares of common stock and debentures issued by AES between June 25, 1991 and June 23, 1992 and who purport to sue on behalf of others similarly situated. The litigation consolidates four purported class actions previously filed against AES in June and July 1992. Also named as defendants are AES's directors, certain of its officers and the underwriters of its 1991 initial public offering of common stock and its 1992 offer of its 6 1/2 percent convertible subordinated debentures due 2002. In February 1995, the Company entered into a settlement agreement with plaintiffs' counsel on behalf of the class. The settlement is on a claims-made basis, and consists of $4.5 million, as well as warrants to purchase approximately 716,800 shares of AES Common Stock. Insurance proceeds are available to cover a portion of the settlement. The settlement was approved by the federal court in May 1995, and became effective in July 1995. The review of the claims submitted in the settlement is currently being finalized and, once concluded and approved by the court, the settlement proceeds will be distributed.

On February 25, 1993, an action was filed in the 10th Judicial District Court, Galveston County, Texas against the Company, over 25 other corporations (including major oil refineries and chemical companies) and utilities, a utility district, 4 Texas cities, McGinnes Industrial Maintenance Corporation, Roland McGinnes and Lawrence McGinnes, claiming personal injuries, property, and punitive damages of $20 billion, arising from alleged releases of hazardous and toxic substances to air, soil and water at the McGinnes waste disposal site located in Galveston County. This matter was consolidated with two other related cases in December 1993. The complaint sets forth numerous causes of action, including fraudulent concealment, negligence and strict liability, including, among other things, allegations that the defendants sent hazardous, toxic and noxious chemicals and other waste products to the McGinnes site for disposal. In March 1995, the Company entered into a settlement agreement with certain plaintiffs, pursuant to which the Company paid seven thousand dollars in return for withdrawal of their claims against the Company. Based on the Company's investigation of the case to date, the Company believes it has meritorious defenses to each and every cause of action stated in the complaint and this action is being vigorously defended. The Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.


(a)      Exhibits

         Exhibit
         Number            Document

         11 Consolidated Statements Regarding Computation of Earnings Per Share

         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K, dated February 6, 1996 in respect of an acquisition of a hydroelectric facility in Argentina, and completion of financial close of a project in construction in Pakistan.

         The Registrant filed a Current Report on Form 8-K, dated February 26, 1996 in respect of Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The AES Corporation
(Registrant)



By       /s/ BARRY J. SHARP
         --------------------
         BARRY J. SHARP
         Vice President and Chief Financial Officer

Dated:  May 6, 1996

EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION

11                Consolidated Statements Regarding Computation of Earnings
                  Per Share

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.