Form 10-Q
period 1996-06-30
AES CORPORATION
filed 1996-08-14
CIK 874761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes /X/ No/ /

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on July 31, 1996, was 75,117,079.

                              THE AES CORPORATION
                                     INDEX

                                                                         Page
PART 1. FINANCIAL INFORMATION

Item 1.   Interim Financial Statements:
          Consolidated Statements of Operations                            2
          Consolidated Balance Sheets                                      3
          Consolidated Statements of Cash Flow                             5
          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8

PART II.        OTHER INFORMATION

Item 1.   Legal Proceedings                                                16
Item 2.   Changes in Securities                                            17
Item 3.   Defaults Upon Senior Securities                                  17
Item 4.   Submission of Matters to a Vote of Security Holders              17
Item 5.   Other Information                                                18
Item 6.   Exhibits and Reports on Form 8-K                                 18
Signature                                                                  19

                         PART 1 - FINANCIAL INFORMATION

 Item 1. Financial Statements.

 THE AES CORPORATION

 CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE PERIODS ENDED JUNE 30, 1995 AND 1996


 (Unaudited)                                   Three    Three     Six      Six
                                              Months   Months   Months   Months
                                               Ended    Ended    Ended    Ended
                                             06/30/95 06/30/96 06/30/95 06/30/96
 ($ in millions, except per share amounts)

 REVENUES:
 Sales and services                          $  167   $  174   $  338   $  346

 OPERATING COSTS AND EXPENSES:
 Cost of sales and services                     100       99      203      199
 Selling, general and administrative expenses     6        6       14       15
                                               ----     ----     ----     ----

 Total operating costs and expenses             106      105      217      214
                                               ----     ----     ----     ----

 OPERATING INCOME                                61       69      121      132

 OTHER INCOME AND (EXPENSE):
 Interest expense                               (31)     (31)     (62)     (59)
 Interest income                                  7        5       13       10
 Equity in net earnings of affiliates             4        2        6        7
                                               ----     ----     ----     ----

 INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                          41       45       78       90

 Income taxes                                    15       16       28       31
 Minority interest                               (1)       1       (1)       2
                                               ----     ----     ----     ----

 NET INCOME                                   $  27    $  28    $  51    $  57
                                               ====     ====     ====     ====


 NET INCOME PER SHARE:                        $0.35    $0.37    $0.68    $0.75
                                               ----     ----     ----     ----


                 See Notes to Consolidated Financial Statements

   THE AES CORPORATION

   CONSOLIDATED BALANCE SHEETS
   DECEMBER 31, 1995 AND JUNE 30, 1996

   (Unaudited)
                                                             12/31/95  06/30/96

   ($ in millions)

   ASSETS

   CURRENT ASSETS:
   Cash and cash equivalents                                  $  239    $  220
   Short-term investments                                         58        36
   Accounts receivable                                            54        65
   Inventory                                                      36        40
   Receivable from affiliates                                     11         9
   Prepaid expenses and other current assets                      27        41
                                                                ----      ----
   Total current assets                                          425       411

   PROPERTY, PLANT AND EQUIPMENT:
   Land                                                            9        20
   Electric and steam generating facilities                    1,594     1,657
   Furniture and office equipment                                 11        12
   Accumulated depreciation, depletion, and amortization        (222)     (249)
   Construction in progress                                      158       322
                                                                ----      ----
   Property, plant and equipment, net                          1,550     1,762

   OTHER ASSETS:
   Deferred costs, net                                            32        40
   Project development costs                                      41        46
   Investments in and advances to affiliates                      48       446
   Debt service reserves and other deposits                      168       178
   Goodwill and other intangible assets, net                      37        41
   Other assets                                                   19        17
                                                                ----      ----
   Total other assets                                            345       768
                                                                ----      ----
   TOTAL                                                     $ 2,320   $ 2,941
                                                               =====     =====

                 See Notes to Consolidated Financial Statements

  THE AES CORPORATION

  CONSOLIDATED BALANCE SHEETS
  DECEMBER 31, 1995 AND JUNE 30, 1996

  (Unaudited)
                                                   12/31/95  06/30/96

  ($ in millions)

  LIABILITIES & STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable                                 $   33    $   35
  Income taxes payable                                 --         4
  Accrued interest                                     12        14
  Accrued and other liabilities                        49        39
  Revolving bank loan - current portion                50        80
  Project financing debt - current portion             84        93
                                                     ----      ----
  Total current liabilities                           228       265

  LONG-TERM LIABILITIES:
  Project financing debt                            1,098     1,460
  Revolving bank loan                                  --       125
  Other notes payable                                 125       125
  Deferred income taxes                               149       167
  Other long-term liabilities                          13         9
                                                     ----      ----
  Total long-term liabilities                       1,385     1,886

  MINORITY INTEREST                                   158       180

  STOCKHOLDERS' EQUITY:
  Common stock                                          1         1
  Additional paid-in capital                          293       294
  Retained earnings                                   271       328
  Cumulative foreign currency translation adjustment  (10)      (10)
  Less treasury stock at cost                          (6)       (3)
                                                     ----      ----
  Total stockholders' equity                          549       610
                                                     ----      ----
  TOTAL                                           $ 2,320   $ 2,941
                                                    =====     =====

                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996

(Unaudited)                                       Six      Six
                                                 Months   Months
                                                 Ended    Ended
                                                6/30/95  6/30/96
($ in millions)

OPERATING ACTIVITIES:
Net Income                                   $     51 $     57
Adjustments to net income:
    Depreciation, depletion and amortization       24       29
    Provision for deferred taxes                   27       22
    Undistributed earnings of affiliates            7       --
    Change in working capital                     (12)     (32)
    Other                                           8       (8)
                                                 ----     ----
Net cash provided by operating activities         105       68

INVESTING ACTIVITIES:
  Property additions                              (41)    (205)
  Acquisitions, net of cash acquired              (79)     (20)
  Sale of short-term investments                   52       22
  Affiliate advances and investments               (3)    (393)
  Project development costs                       (16)      (8)
  Debt service reserves and other assets          (11)     (12)
                                                 ----     ----
Net cash used in investing activities             (98)    (616)

FINANCING ACTIVITIES:
  Net borrowings under the revolver                10      155
  Issuance of project financing debt               --      390
  Repayments of project financing debt            (31)     (21)
  Payments to/from minority partners                4        4
  Sale/ (repurchase) of common stock               (2)       1
                                                 ----     ----
Net cash used in financing activities             (19)     529

Decrease in cash and cash equivalents             (12)     (19)

Cash and cash equivalents, beginning              255      239
                                                 ----     ----
Cash and cash equivalents, ending            $    243 $    220
                                                 ====     ====

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The consolidated financial statements include the accounts of AES, its subsidiaries, and controlled affiliates. Intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. Under the equity method, the Company's investment is recorded at cost and is adjusted to recognize its proportional share of all earnings or losses of the entity. Distributions received reduce the carrying amount of the Company's investment.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the six months ended June 30, 1995 and 1996, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited.

2. Net Income Per Share

Net income per share is based on the weighted average number of common stock and common stock equivalents outstanding, after giving effect to stock splits.
Common stock equivalents result from dilutive stock options, warrants and deferred compensation arrangements. The effect of such common stock equivalents on net income per share is computed using the treasury stock method. The shares used in computing net income per share were 75.9 million and 76.2 million for the quarters ended June 30, 1995 and 1996 respectively, and 75.8 million and
76.1 million for the six months ended June 30, 1995 and 1996, respectively.

3. Inventory

Inventory, valued at the lower of cost (principally first in, first out method) or market, consists of coal and other raw materials used in generating electricity and steam, and spare parts, materials and supplies. Inventory at December 31, 1995 and June 30, 1996 consisted of the following (in millions):

                                            1995    1996
Coal and other raw materials                  24      26
Spare parts, materials and supplies           12      14
                                            ----    ----
Total                                        $36     $40
                                            ====    ====

4.  Acquisition

In May, 1996, AES, through certain subsidiaries, acquired for approximately $393 million, common shares representing an 11.35% interest in Light Servi(os de Electricidade S.A. (OLightO), a publicly-held Brazilian corporation that operates as the concessionaire of an approximately 3,800 MW integrated electric power generation, transmission and distribution system which serves Rio de Janeiro, Brazil. The AES subsidiary which owns an interest in Light is participating in a consortium established through a shareholdersO agreement that owns a 50.44% controlling interest. As a result, the Company has the ability to exert significant influence over the operation of Light, and is recording its investment using the equity method.

The acquisition was accounted for as a purchase. The accompanying financial statements include equity earnings of Light, net of tax as of June 1, 1996. The goodwill created as a result of the acquisition is being amortized using the straight line method over the 30 year length of the concession.

The  following  table  presents   supplemental   unaudited   proforma  financial
information as if the acquisition of Light had occurred at the beginning of the periods presented (in million, except per share amounts):

                                      Six Months     Six Months     Year Ended
                                        6/30/95        6/30/96       12/31/95
                                      ----------     ----------     ----------
Revenues                                   $338           $346           $685
Net Income                                   50             59            102
Net Income Per Share                       0.66           0.77           1.34


5.  Litigation

In re The AES Corporation Securities Litigation was a purported class action suit brought in the U.S. District Court for the Southern District of New York by certain persons who claimed to have purchased shares of common stock and debentures issued by AES between June 25, 1991 and June 23, 1992 and who purported to sue on behalf of others similarly situated. The litigation consolidated four purported class actions previously filed against AES in June and July 1992. In February 1995, the Company entered into a settlement agreement with plaintiffs' counsel on behalf of the class. The settlement was on a claims-made basis, and consisted of $4.5 million, as well as warrants to purchase approximately 716,800 shares of AES Common Stock. Insurance proceeds were available to cover a portion of the settlement. The settlement was approved by the federal court in May 1995, and became effective in July 1995. The review of the claims submitted in the settlement was approved by the court and the settlement proceeds have been distributed. This matter is now concluded.

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

Item 2.   Discussion and Analysis of Financial Condition and Results of
          Operations.

General

The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are primarily engaged in the business of developing, acquiring, owning and operating electric power generation and related facilities throughout the world. Electricity sales accounted for 97% of total revenues during 1995. Other sales arise from the sale of steam and other commodities related to the Company's cogeneration operations. Service revenues represent fees earned in connection with energy consulting, wholesale power services and services provided by AES to its affiliates.

Electricity is generated (or manufactured) by power plants owned or leased by the Company's subsidiaries and affiliates. AES operates and owns (entirely or in part) a diverse portfolio of electric power plants with a total capacity of approximately 10,900 MW, of which 9,400 are in operation and approximately 1,500 are in construction. Because of the significant magnitude and complexity of building electric generating plants, construction periods often range from two to four years, depending on the technology and location. AES currently expects that projects now under construction will reach commercial operation and begin to sell electricity at various dates through 1999. The commercial operation date is generally supported by a guarantee from each plant's construction contractor; however, it remains possible, due changes in the economic, political, technological, regulatory or logistical circumstances surrounding individual plants and their locations, that commercial operations may be delayed or, in extreme circumstances, prohibited.

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

Certain subsidiaries of the Company (domestic and non-U.S.) have signed long-term contracts for the sale of electricity and are in various stages of developing the related greenfield projects. Because these potential projects have yet to begin construction or procure committed long-term financing ("financial closing"), there exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones. As of June 30 1996, capitalized costs for projects under development were approximately $46 million. The Company believes that the costs are recoverable; however, no assurance can be given that changes in circumstances related to individual projects will not occur or that any of these projects will be completed.

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

Because of this relatively quick process, it may not be possible to arrange "project financing" (the Company's historically preferred financing method) for specific potential acquisitions. As a result, the Company enhanced its financial capabilities to respond to these more accelerated opportunities by executing a $425 million revolving credit facility in the second quarter of 1996. During the second quarter of 1996, a subsidiary the Company also entered into a Reimbursement Agreement (Othe LoanO) in the amount of $225 million in connection with the acquisition of its interest in Light. In addition, on July 2, 1996, the Company completed the issuance and sale of its 10(%, $250 million principal amount of Senior Subordinated Notes due 2006. (See Cash Flow, Financial Resources, and Liquidity). In the future, AES may also consider an exchange of project ownership interests or the issuance of its common stock to fund future acquisition opportunities.

The nature of most of the Company's domestic independent power operations is such that each facility generally relies on one power sales contract with a single electric utility customer or a regional or national transmission and distribution customer for the majority, if not all, of its revenues. During 1995, four customers accounted for 73% of the Company's revenues. The prolonged failure of any one utility customer to fulfill its contractual payment obligations in the future could have a substantial negative impact on AES's primary source of revenues. Where possible, the Company has sought to reduce this risk, in part, by entering into power sales contracts with utilities that have their debt or preferred stock rated "investment grade" by nationally recognized rating agencies and by locating its plants in different geographic areas in order to mitigate the effects of regional economic downturns.

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

Medway Power Limited ("Medway Power"), a joint venture among AES Medway Electric Limited, an indirectly owned U.K. subsidiary of AES ("AES Medway"), and subsidiaries of Southern Electric plc ("Southern") and SEEBOARD plc ("SEEBOARD"), owns a 660 MW combined cycle gas-fired power plant in southeast England on the Isle of Grain. The plant began operations in November 1995. During pre-commercial start-up operations in the second quarter of 1995, the plant began experiencing equipment difficulties, most notably with its turbine rotors. Medway Power and the plant's construction contractor are working to provide a permanent solution to the rotor problems. For a more complete description of this matter, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Although no assurance can be given that the contractor, and as a result, Medway Power, will be able to adequately correct the equipment difficulties, the Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position.

In May 1996, a subsidiary of AES, along with its partners, acquired a 50.44% controlling interest in Light, a 3,800 MW integrated electric power generation, transmission and distribution system which serves Rio de Janeiro, Brazil. AESOs interest in Light is 11.35%. Light currently serves approximately 2.8 million customers, or approximately 70% of the population of the state of Rio de Janeiro. Light generates about 17% of the total electricity it distributes through four hydroelectric complexes having an installed generating capacity of approximately 788 MW. Light purchases the remaining 83% of the electricity it distributes. Under a shareholdersO agreement AES co-manages the business with the other members of the consortium, and is responsible for the electric generation and bulk power supply aspects of Light.

In August 1996, the Company, through a subsidiary, acquired three power plants totaling 1,281 MW and a coal mine through the purchase of an 81% share of Tiszai Eromu Rt., an electricity generation company in Hungary for up to $143 million. The facility includes an oil and natural gas fired plant supported by a 15 year contract and two coal-fired plants with two and five year contracts, respectively. The transaction also includes the right for AES to develop and operate a 150-300 MW coal-fired power plant that uses circulating fluidized bed boilers. AES expects to sell electricity generated by the new facility to the Hungarian transmission company under a long term power purchase agreement.

In August 1996, a subsidiary of the Company won a bid to develop, own and operate a 288 MW simple-cycle gas turbine power station in Townsville, Queensland, Australia. The plant will burn liquefied petroleum gas and will sell electricity to the Queensland Transmission and Supply Corporation under a 10 year power purchase agreement which is expected to be executed shortly. Numerous steps remain to be completed prior to plant operations, including execution of the power purchase agreement, permitting, and construction of the facility. Commencement of commercial operations is scheduled for January 1999, but no assurance can be given that this project will be completed.

Also in August 1996, the Company acquired a 70% interest in a 4,000 MW coal-fired facility in Kazakhstan. The facility will sell power to a government owned utility under a 35 year power purchase agreement.

Second Quarter 1996 and 1995 Results of Operations

Revenues increased 4% or approximately $7 million, to $174 million from the second quarter of 1995 to the second quarter of 1996. Cost of sales and services decreased 1% or approximately $1 million, to $99 million from the second quarter of 1995 to the second quarter of 1996. Gross margin, which represents total revenues reduced by cost of sales and services, increased 12%, or approximately $8 million, to $75 million during the same period. Gross margin as a percentage of total revenues was 43% for the second quarter of 1996 and 40% for the same period of 1995. The increase in gross margin was primarily due to better performance at San Nicol++s due to cost reduction efforts at the plant and higher prices in the Argentine electricity market, improved results at Deepwater due to higher natural gas prices during the quarter, higher production at Thames, better performance at Placerita resulting from a planned outage in the second quarter of 1995, the acquisition of Rio Juramento in late 1995 and San Juan in early 1996, and the start of commercial operations of an AES Chigen subsidiary which was previously under construction.

Revenues increased 2% or approximately $8 million to $346 million from the first half of 1995 to the first half of 1996. Cost of sales and services decreased 2% or approximately $4 million to $199 million from the first six months of 1995 to the same period of 1996. Gross margin increased 9% or approximately $12 million, to $147 million during the same period. Gross margin as a percentage of total revenues was 42% for the first six months of 1996 and 40% for the same period of 1996. The increase in gross margin was primarily due to better performance at San Nicolas due to cost reduction efforts at the plant and higher prices in the Argentine electricity market, improved results at Deepwater due to higher natural gas prices, better performance at Placerita due to cost reduction efforts and a planned outage in 1995, offset in part by construction fees for Medway which were recognized in 1995.

Selling, general and administrative expenses were approximately $6 million for the second quarter of 1995 and 1996, and as a percentage of total revenue, were 4% of revenues. Selling, general and administrative expenses increased 7% or approximately $1 million from the first six months of 1995 to the first six months of 1996, but as a percentage of total revenue, remained constant at 4% of revenues.

Operating income increased 13%, or approximately $8 million, to $69 million from the second quarter of 1995 to the second quarter of 1996, and increased 9% or approximately $11 million to $132 million from the first six months of 1995 to the same period of 1996. These increases were the result of the factors discussed above.

Interest expense remained constant at $31 million from the second quarter of 1995 to the second quarter of 1996. Interest expense decreased 5%, or approximately $3 million, to $59 million from the first six months of 1995 to the first six months of 1996. During the quarter, decreases in interest expense due to declining balances of project financing debt at US plants and lower interest expense at San Nicolas were offset by the interest expenses associated with borrowings under the credit facility and the Loan for the Light acquisition. The decrease for the first six months is primarily due to the declining balances of project financing debt at U.S. plants and lower interest expense at San Nicolas.

Interest income decreased 29%, or approximately $2 million, to $5 million from the second quarter of 1995 to the second quarter of 1996, and decreased 23% or approximately $3 million, to $10 million from the first six months of 1995 to the same period of 1996. These decreases were primarily due to investments in new projects at AES Chigen and a decrease in the balance of unrestricted cash and cash equivalents.

Equity in earnings of affiliates (net of income taxes) decreased 50% to approximately $2 million from the second quarter of 1995 to the same period of 1996. The decrease was primarily due to a planned outage at NIGEN during 1996. From the first six months of 1995 to the first six months of 1996, equity earnings increased 17% or approximately $1 million to $7 million. This increase was primarily due to limited operations at Medway, which was not in operation in 1995, offset in part by a planned outage at NIGEN.

Income taxes increased 7% or approximately $1 million, to $16 million from the second quarter of 1995 to the second quarter of 1996, and increased 11% or approximately $3 million, to $31 million from the first six months of 1995 to the same period of 1996. These increases resulted primarily from an increase in the Company's estimated effective income tax rate from approximately 38% in 1995 to 39% in 1996 and higher income before taxes.

Cash Flows,  Financial  Resources and Liquidity

At June 30, 1996 cash and cash equivalents totaled approximately $220 million, as compared to $239 million at the beginning of the year. The $19 million decrease in cash resulted from a use of $616 million for investing activities which were funded by $529 million from financing activities and $68 million provided by operating activities. Significant investing activities were the acquisition of Light for $393 million, property and construction in progress additions of $205 million and the acquisition of Hidrotermica San Juan, S.A. for approximately $20 million. Furthermore, the net source of cash from financing activities was primarily the result of borrowing $155 million under the revolving credit facility, borrowing $390 million in project financing debt offset by repayments of $21 million of other project financing debt. Unrestricted net cash flow of the parent company amounted to approximately $108 million for the four quarters ended June 30, 1996.

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

In addition to the project financing loans, if available, AES provides a portion, or in certain instances all, of the remaining long-term financing required to fund development, construction, or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project financing loans. The funds for these investments have been provided by cash flows from operations and by the proceeds from the credit facility, the Loan, issuances of senior subordinated notes, convertible debentures and common stock of the Company.

In the second quarter of 1996, the Company entered into the Loan which was used to fund a portion of the CompanyOs investment in Light. In July 1996, the Company completed the issuance of $250 million of Notes. A portion of the proceeds from the Notes were used to reduce the borrowing under the Loan, the remaining amount was used to fund the CompanyOs investment in Tisza, and for general corporate purpose. The Loan has a current balance of $150 million. The net proceeds to the Company after deducting expenses of the offering were approximately $244 million.

Interim needs for shorter-term and working capital financing have been met with borrowings under AES's revolving line of credit and letter of credit facility ("credit facility"). Over the past several years, the Company has increased the amount of available financing under the credit facility while striving to enhance its flexibility and usefulness. In the second quarter of 1996, AES increased the size of its credit facility to $425 million. The credit facility provides full availability as borrowings or letters of credit. Under the terms of the credit facility, AES is required to reduce its direct borrowings to $125 million for 30 consecutive days during each twelve month period. The terms of the credit agreement also include financial covenants related to net worth, cash flow and investments and restrictions related to the incurrence of additional debt and certain other obligations and limitations on cash dividends.

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

Through its equity investments in foreign affiliates, AES operates in jurisdictions dealing in currencies other than the Company's functional currency, the U.S. dollar. Such investments were made to fund equity requirements and to provide collateral for contingent obligations. Due primarily to the long-term nature of the investments, the Company accounts for any adjustments resulting from translation as a charge or credit directly to a separate component of stockholders' equity. The Company had approximately $10 million, net of tax, in cumulative translation adjustment losses at June 30, 1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In re The AES Corporation Securities Litigation was a purported class action suit brought in the U.S. District Court for the Southern District of New York by certain persons who claimed to have purchased shares of common stock and debentures issued by AES between June 25, 1991 and June 23, 1992 and who purported to sue on behalf of others similarly situated. The litigation consolidated four purported class actions previously filed against AES in June and July 1992. In February 1995, the Company entered into a settlement agreement with plaintiffs' counsel on behalf of the class. The settlement was on a claims-made basis, and consisted of $4.5 million, as well as warrants to purchase approximately 716,800 shares of AES Common Stock. Insurance proceeds were available to cover a portion of the settlement. The settlement was approved by the federal court in May 1995, and became effective in July 1995. The review of the claims submitted in the settlement was approved by the court and the settlement proceeds have been distributed. This matter is now concluded.

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

Item 2.  Changes in Securities

In May 1996 the Company issued stock warrants to purchase approximately 716,800 shares of Common Stock at $29.43 per share pursuant to a settlement agreement associated with the 1992 shareholder class action suit.

On July 2, 1996, the Company completed the issuance and sale of $250 million of Senior Subordinated Notes. The Company originally filed a OshelfO registration statement in February 1996 for the issuance of the notes. The notes bear interest at a rate of 10(%, are due in 2006 and are callable at the CompanyOs option beginning in July 2001.

On July 29, 1996, the Company issued a notice of redemption to holders of its $50 million principal amount of 6(% Convertible Subordinated Debentures due 2002 at a redemption price of 103.727% of the principal amount of the debenture, with accrued interest through August 30, 1996. Holders have the right to convert the debentures into shares of AES Common Stock at a conversion price of $26.16 no later than August 30, 1996. If the entire $50 million principal amount of convertible subordinated debenture holders exercise their right to conversion, the Company will issue 1,911,315 shares of Common Stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)The Annual Meeting of Stockholders of the Company was held on April 16, 1996.

(b)Proposition 1:  Election of Directors

Nine unopposed nominees for directors were elected by the stockholders. There were no fewer than 61,365,907 affirmative votes (98%) and no more than 1,547,863 votes withheld for any nominee. There were no abstentions.

Proposition 2:  Election of Auditors

The accounting firm of Deloitte & Touche, LLP was elected as auditors of the Company by a vote of 62,889,633 affirmative votes (99.9%) to 9,892 negative votes with 14,245 abstentions.

Proposition 3:  Adoption of Incentive Stock Plan

Certain amendments relating to the number of authorized shares and employees eligible under the Incentive Stock Plan (OPlanO) were approved by the stockholders by a vote of 60,819,318 votes cast for (96.7%), to 1,999,432 votes cast against and 95,020 abstentions.

Item 5.  Other Information

The Company's By-Laws were amended on May 28, 1996, to increase the number of directors from nine to ten, and Robert F. Hemphill, Jr., formerly the Executive Vice President of the Company, was appointed to fill the vacancy, effective July 1, 1996. Mr. Hemphill resigned as Executive Vice President, effective June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit Number  Document

      11 Consolidated Statements Regarding Computation of Earnings Per Share

      20        Press Release dated August 12, 1996

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

 (b)  Reports on Form 8-K

The Registrant filed a current report on Form 8-K, dated June 12, 1996 with respect to its acquisition of an ownership interest in an electric power generation, transmission and distribution system which serves Rio de Janeiro, Brazil.

The Registrant filed a current report on Form 8-K, dated July 1, 1996 in connection with the registration by the Company of up to $250,000,000 of Debt Securities (Registration Statement No. 333-01286 and Registration Statement No. 333-07041), the First Supplemental Indenture dated as of July 1, 1996, relating to the Company's 10-1/4% Senior Subordinated Notes due 2006, entered into with The First National Bank of Chicago.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
The AES Corporation
(Registrant)



By/s/ BARRY J.  SHARP
- --------------------
BARRY J.  SHARP
Vice President and Chief Financial Officer
Dated: August 14, 1996

EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

    11          Consolidated Statements Regarding Computation of Earnings
                Per Share

    20          Press Release dated August 12, 1996

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.