Form 10-Q
period 1996-09-30
AES CORPORATION
filed 1996-11-01
CIK 874761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes /X/ No/ /

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on October 15, 1996, was 77,104,441.

                               THE AES CORPORATION
                                      INDEX

                                                                            Page
PART 1.  FINANCIAL INFORMATION

Item 1.       Interim Financial Statements:
              Consolidated Statements of Operations.........................2
              Consolidated Balance Sheets...................................3
              Consolidated Statements of Cash Flow..........................5
              Notes to Consolidated Financial Statements....................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................8

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings............................................16
Item 2.       Changes in Securities........................................16
Item 3.       Defaults Upon Senior Securities..............................17
Item 4.       Submission of Matters to a Vote of Security Holders..........17
Item 5.       Other Information............................................17
Item 6.       Exhibits and Reports on Form 8-K.............................21
Signature..................................................................22

                 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE AES CORPORATION

CONSOLIDATED  STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED  SEPTEMBER 30, 1995 AND 1996


(Unaudited)                                  Three     Three     Nine     Nine
                                             Months    Months    Months   Months
                                             Ended     Ended     Ended    Ended
                                             9/30/95   9/30/96   9/30/95 9/30/96
($ in millions, except per share amounts)

REVENUES:
Sales and services                           $  174    $  205    $  512   $ 551

OPERATING COSTS AND EXPENSES:
Cost of sales and services                      101       122       304     321
Selling, general and administrative exp           8         8        22      23
                                              -----     -----     -----    -----
Total operating costs and expenses              109       130       326     344

OPERATING INCOME                                 65        75       186     207

OTHER INCOME AND (EXPENSE):
Interest expense                                (31)      (38)      (92)    (97)
Interest income                                   6         6        19      16
Equity in net earnings of affiliates              3         9         9      16
                                              -----     -----     -----    -----
INCOME BEFORE INCOME TAXES AND
       MINORITY INTEREST                         43        52       122     142

Income taxes                                     15        16        43      47
Minority interest                                 1         4        --       6
                                              -----     -----     -----    -----

    NET INCOME                                $  27     $  32     $  79    $ 89
                                              =====     =====     =====   =====


    NET INCOME PER SHARE:                     $0.36     $0.42     $1.04   $1.16
                                              =====     =====     =====   =====


                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

-------------------------------------------------------------------------------
(Unaudited)
                                                     12/31/95         9/30/96
-------------------------------------------------------------------------------
($ in millions)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $    239        $    243
Short-term investments                                    58              21
Accounts receivable                                       54              78
Inventory                                                 36              73
Receivable from affiliates                                11              14
Prepaid expenses and other current assets                 27              31
                                                      ------          ------

Total current assets                                     425             460

PROPERTY, PLANT AND EQUIPMENT:
Land                                                       9              20
Electric and steam generating facilities               1,594           1,902
Furniture and office equipment                            11              11
Accumulated depreciation, depletion,
and amortization                                        (222)           (262)
Construction in progress                                 158             430
                                                      ------          ------

Property, plant and equipment, net                     1,550           2,101

OTHER ASSETS:
Deferred costs, net                                       32              41
Project development costs                                 41              50
Investments in and advances to affiliates                 48             473
Debt service reserves and other deposits                 168             233
Goodwill and other intangible assets, net                 37              40
Other assets                                              19              21
                                                      -------         -------
Total other assets                                       345             858
                                                      -------         -------

TOTAL                                               $  2,320         $  3,419
                                                      ======           ======

                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

-------------------------------------------------------------------------------
(Unaudited)
                                                12/31/95               09/30/96

-------------------------------------------------------------------------------
($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $33                  $36
Income taxes payable                                   --                    5
Accrued interest                                       12                   23
Accrued and other liabilities                          49                   96
Revolving bank loan - current portion                  50                   89
Project financing debt - current portion               84                  243
                                              ------------         ------------

Total current liabilities                             228                  492

LONG-TERM LIABILITIES:
Project financing debt                              1,098                1,301
Revolving bank loan                                    --                  125
Other notes payable                                   125                  325
Deferred income taxes                                 149                  175
Other long-term liabilities                            13                  122
                                              ------------         ------------

Total long-term liabilities                         1,385                2,048

MINORITY INTEREST                                     158                  190

STOCKHOLDERS' EQUITY:
Common stock                                            1                    1
Additional paid-in capital                            293                  344
Retained earnings                                     271                  360
Cumulative foreign currency
translation adjustment                                (10)                 (13)
Less treasury stock at cost                            (6)                  (3)
                                              ------------         ------------

Total stockholders' equity                            549                  689
                                              ------------         ------------

TOTAL                                             $ 2,320              $ 3,419
                                              ============         ============



                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


--------------------------------------------------------------------------------
(Unaudited)                                        Nine         Nine
                                                  Months       Months
                                                   Ended        Ended
                                                 09/30/95     09/30/96
--------------------------------------------------------------------------------
($ in millions)

OPERATING ACTIVITIES:
Net Income                                           $79         $89
Adjustments to net income:
    Depreciation, depletion and amortization          39          43
    Provision for deferred taxes                      39          30
    Undistributed earnings of affiliates               4          (6)
    Other                                             (1)         (4)
Change in working capital                              6          (5)
                                                   ------      ------

Net cash provided by operating activities            166         147

INVESTING ACTIVITIES:
  Property additions                                (111)       (324)
  Acquisitions, net of cash acquired                 (89)       (131)
  Sale of short-term investments                      38          38
  Affiliate advances and investments                 (11)       (411)
  Project development costs                           (9)        (13)
  Debt service reserves and other assets             (13)        (64)
                                                   ------      ------
Net cash used in investing activities               (195)       (905)

FINANCING ACTIVITIES:
  Net borrowings under the revolver                   20         164
  Issuance of senior subordinated notes               --         243
  Issuance of project financing debt                  52         404
  Repayments of project financing debt               (50)        (42)
  Minority partner payments                            3           2
  Other long-term liabilities                         --          (9)
  Repurchases of redeemable
   common stock of subsidiary                         (3)          --
                                                   ------      ------
Net cash provided by financing activities             22         762

Increase/(decrease) in cash
and cash equivalents                                  (7)          4

Cash and cash equivalents, beginning                 255         239
                                                   ------      ------
Cash and cash equivalents, ending                   $248        $243
                                                   ======      ======

Supplemental disclosures
Cash payments for interest                           $94         $86
Cash payments for income taxes                         5          17

                 See notes to consolidated financial statements

PART I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

         In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the nine months ended September 30, 1995 and 1996, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited.

2.       Net Income Per Share

         Net income per share is based on the weighted average number of common stock and common stock equivalents outstanding, after giving effect to stock splits. Common stock equivalents result from dilutive stock options, warrants and deferred compensation arrangements. The effect of such common stock equivalents on net income per share is computed using the treasury stock method. The shares used in computing net income per share were 76.0 million and 77.5 million for the quarters ended September 30, 1995 and 1996 respectively, and
75.9 million and 76.6 million for the nine months ended September 30, 1995 and 1996, respectively.

3. Inventory

         Inventory, valued at the lower of cost (principally first in, first out method) or market, consists of coal and other raw materials used in generating electricity and steam, and spare parts, materials and supplies. Inventory at December 31, 1995 and September 30, 1996 consisted of the following (in millions):

                                             1995         1996
                                             ----         ----
Coal and other raw materials                   24           58
Spare parts, materials and supplies            12           15
                                           ------       ------
Total                                         $36          $73
                                            =====        =====

4.       Acquisitions

         In May, 1996, AES, through certain subsidiaries, acquired for approximately $393 million, common shares representing an 11.35% interest in Light Servicos de Electricidade S.A. (`Light'), a publicly-held Brazilian corporation that operates as the concessionaire of an approximately 3,800 MW integrated electric power generation, transmission and distribution system which serves Rio de Janeiro, Brazil. The AES subsidiary which owns an interest in Light is participating in a consortium established through a shareholders' agreement that owns a 50.44% controlling interest. As a result, the Company has the ability to exert significant influence over the operation of Light, and is recording its investment using the equity method.

         In August 1996, the Company, through a subsidiary, acquired a controlling interest in three power plants totaling 1,281 MW and a coal mine through the purchase of an 81% share of Tiszai Eromu Rt. ("Tiszai"), an electricity generation company in Hungary for $110 million.

         Also in August 1996, the Company acquired, through a subsidiary, a majority controlling interest in a 4,000 MW coal-fired facility in Kazakstan ("Ekibastuz"), for approximately $1 million. The facility sells power to a government-owned utility under a 35 year power purchase agreement.

     The acquisitions were all accounted for using the purchase method. The accompanying financial statements include equity earnings of Light, net of tax as of June 1, 1996, the results of operations of Tiszai as of August 1, 1996, and the results of operations of Ekibastuz as of August 12, 1996. The goodwill created as a result of the investment in Light is being amortized using the straight line method over the 30 year length of the concession.

     The   following   table   presents    supplemental    unaudited    proforma
financialinformation as if the acquisitions of Light, Tiszai and Ekibastuz had occurred at the beginning of the periods presented (in million, except per share amounts):
                         Nine months    Nine months    Year Ended
                           9/30/95        9/30/96       12/31/95
                         ----------     ----------     ----------
Revenues                      $673           $764           $893
Net Income                      69             72             92
Net Income Per Share          0.91           0.94           1.21


5.       Litigation

         On February 25, 1993, an action was filed in the 10th Judicial District Court, Galveston County, Texas against the Company, over 25 other corporations (including major oil refineries and chemical companies) and utilities, a utility district, 4 Texas cities, McGinnes Industrial Maintenance Corporation, Roland

         McGinnes and Lawrence McGinnes, claiming personal injuries, property, and punitive damages of $20 billion, arising from alleged releases of hazardous and toxic substances to air, soil and water at the McGinnes waste disposal site located in Galveston County. This matter was consolidated with two other related cases in December 1993. The complaint sets forth numerous causes of action, including fraudulent concealment, negligence and strict liability, including, among other things, allegations that the defendants sent hazardous, toxic and noxious chemicals and other waste products to the McGinnes site for disposal. In March 1995, the Company entered into a settlement agreement with certain plaintiffs, pursuant to which the Company paid approximately seven thousand dollars in return for withdrawal of their claims against the Company. Based on the Company's investigation of the case to date, the Company believes it has meritorious defenses to each and every cause of action stated in the complaint and this action is being vigorously defended. The Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial statements.

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

         Electricity is generated (or manufactured) by power plants owned or leased by the Company's subsidiaries and affiliates. AES operates and owns (entirely or in part) a diverse portfolio of electric power plants with a total capacity of approximately 11,300 MW, of which approximately 9,700 are in operation and approximately 1,600 are in construction. Because of the significant magnitude and complexity of building electric generating plants, construction periods often range from two to four years, depending on the technology and location. AES currently expects that projects now under construction will reach commercial operation and begin to sell electricity at various dates through 1999. The commercial operation date is generally supported by a guarantee from each plant's construction contractor; however, it remains possible, due to changes in the economic, political, technological, regulatory or logistical circumstances surrounding individual plants and their locations, that commercial operations may be delayed or, in extreme circumstances, prohibited.

         AES believes that there is significant demand for both new and more efficiently operated electric generating capacity in many regions around the world. In an effort to further grow and diversify the Company's portfolio of electric generating plants, AES is pursuing, through its integrated divisions and affiliates, additional greenfield developments and acquisitions in North America, India, Pakistan, China, other areas in Southeast Asia, South America, Europe, the Middle East, Africa and Australia. From time to time, AES also investigates possible acquisitions of existing power plant facilities or energy companies that would be consistent with its objectives and strategy. Such acquisitions may be accomplished by a cash purchase, by an exchange of project ownership interests or by the issuance of the Company's capital stock.

         Certain subsidiaries of the Company (domestic and non-U.S.) have signed long-term contracts for the sale of electricity and are in various stages of developing the related greenfield projects. Because these potential projects have yet to begin construction or procure committed long-term financing ("financial closing"), there exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones. As of September 30, 1996, capitalized costs for projects under development were $50 million. The Company believes that the costs are recoverable; however, no assurance can be given that changes in circumstances related to individual projects will not occur or that any of these projects will be completed.

         As discussed above, AES has been successful in acquiring a portion of its portfolio of generating capacity by participating in competitive bidding under government sponsored privatization initiatives and has been particularly interested in acquiring existing assets in electricity markets that are promoting competition, such as the United Kingdom and Argentina. Sellers generally seek to complete competitive solicitations in less than one year, much quicker than greenfield development, and require payment in full on transfer.
AES believes that its experience in competitive markets and its divisional structure, with geographically dispersed locations, enable it to react quickly and creatively in such situations.
         Because of this relatively quick process, it may not be possible to arrange "project financing" (the Company's historically preferred financing method) for specific potential acquisitions at the time of such acquisition. As a result, the Company enhanced its financial capabilities to respond to these more accelerated opportunities by executing a $425 million revolving credit facility in the second quarter of 1996. During the second quarter of 1996, a subsidiary of the Company also entered into a Reimbursement Agreement (the "Loan") in the amount of $225 million in connection with the acquisition of its interest in Light. The Loan currently has a balance of $150 million. The Loan has been classified as a current liability at September 30, 1996, however the Company intends to refinance the Loan with long term project financing debt in the fourth quarter. In addition, on July 2, 1996, the Company completed the issuance and sale of $250 million principal amount of 10 1/4% Senior Subordinated Notes due 2006 (the "Notes"). (See Cash Flow, Financial Resources, and Liquidity).

         The nature of most of the Company's domestic independent power operations is such that each facility generally relies on one power sales contract with a single electric utility customer or a regional or national transmission and distribution customer for the majority, if not all, of its revenues. During 1995, four customers accounted for 73% of the Company's revenues. The prolonged failure of any one utility customer to fulfill its contractual payment obligations in the future could have a substantial negative impact on AES's primary source of revenues. Where possible, the Company has sought to reduce this risk, in part, by entering into power sales contracts with utilities that have their debt or preferred stock rated "investment grade" by nationally recognized rating agencies and by locating its plants in different geographic areas in order to mitigate the effects of regional economic downturns. While the Company has recently been expanding in a number of geographic areas outside the U.S., it has had varying degrees of success in obtaining customers with the equivalent of "investment grade" credit ratings in those areas. One of the Company's customers, Connecticut Light and Power (a subsidiary of Northeast Utilities), had its senior unsecured long-term debt ratings revised by Moody's Investor Service and by Standard & Poor's from Baa3/BBB- to Ba1/BB+ on October 8 and October 23, respectively.

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

         In May 1996, a subsidiary of AES, along with its partners, acquired a 50.44% controlling interest in Light, a 3,800 MW integrated electric power generation, transmission and distribution system which serves Rio de Janeiro, Brazil. AES's interest in Light is 11.35%. Light currently serves approximately 2.8 million customers, or approximately 70% of the population of the state of Rio de Janeiro. Light generates about 17% of the total electricity it distributes through four hydroelectric complexes having an installed generating capacity of approximately 788 MW. Light purchases the remaining 83% of the electricity it distributes. Under a shareholders' agreement AES co-manages the business with the other members of the consortium, and is responsible for the electric generation and bulk power supply aspects of Light.

         In August 1996, the Company, through a subsidiary, acquired a controlling interest in three power plants totaling 1,281 MW and a coal mine through the purchase of an 81% share of Tiszai Eromu Rt., an electricity generation company in Hungary for $110 million, and dependent upon certain future events, the Company may be required to pay an additional $23 million. The Company has also agreed to purchase an additional 15% of Tiszai's shares at an equivalent per share price. The Hungarian generation facilities include an oil and natural gas-fired plant supported by a 15 year contract and two coal-fired plants with two and five year contracts, respectively. The transaction also includes the right for AES to develop and operate a 150-300 MW coal-fired power plant that uses circulating fluidized bed boilers. AES expects to sell electricity generated by the new facilities, if developed, to the Hungarian transmission company under a long term power purchase agreement.

         In August 1996, a subsidiary of the Company won a bid to develop, own and operate a 288 MW simple-cycle gas turbine power station in Townsville, Queensland, Australia. The plant is expected to burn liquefied petroleum gas and expects to sell electricity to the Queensland Transmission and Supply Corporation under a 10 year power purchase agreement. Numerous steps remain to be completed prior to plant operations, including, but not limited to, execution of the power purchase agreement, permitting, financing and construction of the facility. Commencement of commercial operations is scheduled for January 1999, but no assurance can be given that this project will be completed.

         Also in August 1996, the Company acquired, through a subsidiary, a majority controlling interest in a 4,000 MW coal-fired facility in Kazakstan. The facility sells power to a government owned utility under a 35 year power purchase agreement. The facility currently operates at reduced availability levels, and AES has committed to upgrade the safety, environmental and performance standards of the plant, although no assurance can be given that the Company will be able to upgrade the plant sufficiently.

         In October 1996, a subsidiary of the Company began construction of a 230 megawatt gas-fired combined cycle plant in South Wales, United Kingdom. Electric power will be sold into the U.K. national electricity pool. Numerous steps remain to be completed prior to plant operations, including, but not limited to, permitting, financing, and construction of the facility. Commencement of commercial operations is scheduled for January 1999, but no assurance can be given that this project will be completed.

Third Quarter 1996 and 1995 Results of Operations

          Revenues increased 18% or approximately $31 million, to $205 million from the third quarter of 1995 to the third quarter of 1996. Cost of sales and services increased 21% or approximately $21 million, to $122 million from the third quarter of 1995 to the third quarter of 1996. Gross margin, which represents total revenues reduced by cost of sales and services, increased 14%, or approximately $10 million, to $83 million during the same period. Gross margin as a percentage of total revenues was 41% for the third quarter of 1996 and 42% for the same period of 1995. The increase in gross margin was primarily due to the acquisition of Tiszai and Ekibastuz, improved results at Deepwater due to higher natural gas prices during the quarter, higher production at Thames, and the start of commercial operations of an AES Chigen subsidiary which was previously under construction, offset in part by lower production at Beaver Valley.

         Revenues increased 8% or approximately $39 million to $551 million from the first nine months of 1995 to the nine months of 1996. Cost of sales and services increased 6% or approximately $17 million to $321 million from the first nine months of 1995 to the same period of 1996. Gross margin increased 11% or approximately $22 million, to $230 million during the same period. Gross margin as a percentage of total revenues was 42% for the first nine months of 1995 and 41% for the same period of 1996. The increase in gross margin was primarily due to the acquisition of Tiszai and Ekibastuz, better performance at San Nicolas due to cost reduction efforts at the plant and higher prices in the Argentine electricity spot market, improved results at Deepwater due to higher natural gas prices, higher production at Thames, and the start of commercial operations of an AES Chigen subsidiary which was previously under construction, offset in part by construction fees for Medway which were recognized in 1995.

         Selling, general and administrative expenses were approximately $8 million for both the third quarter of 1995 and 1996, and as a percentage of total revenue, were 5% of revenues in 1995, and 4% of revenues in 1996. Selling, general and administrative expenses increased 5% or approximately $1 million, from the first nine months of 1995 to the first nine months of 1996, but as a percentage of total revenue, remained constant at 4% of revenues.

         Operating income increased 15%, or approximately $10 million, to $75 million from the third quarter of 1995 to the third quarter of 1996, and increased 11% or approximately $21 million, to $207 million from the first nine months of 1995 to the same period of 1996. These increases were the result of the factors discussed above.

         Interest expense increased 23%, or approximately $7 million, to $38 million from the third quarter of 1995 to the third quarter of 1996. Interest expense increased 5%, or approximately $5 million, to $97 million from the first nine months of 1995 to the first nine months of 1996. The increase in interest expense during the quarter was primarily due to the interest expense associated with the credit facility, the Loan, and the Notes. The increase for the first nine months was primarily due to the interest expense associated with the credit facility, the Loan and the Notes, offset in part by lower interest expense at San Nicolas.

         Interest income remained constant at approximately $6 million, from the third quarter of 1995 to the third quarter of 1996, and decreased 16% or approximately $3 million, to $16 million from the first nine months of 1995 to the same period of 1996. The decrease was primarily due to investments in new projects at AES Chigen.

         Equity in earnings of affiliates (net of income taxes) increased 200%, or approximately $6 million to approximately $9 million from the third quarter of 1995 to the same period of 1996. The increase was primarily due to the acquisition of Light. From the first nine months of 1995 to the first nine months of 1996, equity earnings increased 78% or approximately $7 million to $16 million. This increase was primarily due to the acquisition of Light and limited operations at Medway in 1996, which was not in operation prior to the fourth quarter of 1995, offset in part by a planned outage at NIGEN.

         Income taxes increased 7% or approximately $1 million, to $16 million from the third quarter of 1995 to the third quarter of 1996, and increased 9% or approximately $4 million, to $47 million from the first nine months of 1995 to the same period of 1996. These increases resulted primarily from an increase in the Company's estimated effective income tax rate from approximately 38% in 1995 to 39% in 1996 and higher income before taxes.

Cash Flows, Financial Resources and Liquidity

         At September 30, 1996 cash and cash equivalents totaled approximately $243 million, as compared to $239 million at the beginning of the year. The $4 million increase in cash resulted from a use of $905 million for investing activities which were funded by $762 million from financing activities and $147 million provided by operating activities. Significant investing activities were the acquisition of the Company's interest in Light for approximately $393 million, property and construction in progress additions of $324 million, the acquisition of Hidrotermica San Juan, S.A. for approximately $20 million, and $110 million to acquire Tiszai Eromu Rt. Furthermore, the net source of cash from financing activities was primarily the result of borrowing $164 million under the revolving credit facility, issuing senior subordinated notes with net proceeds of $243 million, borrowing $404 million in project financing debt, offset by repayments of $42 million of other project financing debt related to scheduled amortization. Unrestricted net cash flow of the parent company amounted to approximately $109 million for the four quarters ended September 30, 1996.

         AES has primarily utilized project financing loans to fund the capital expenditures associated with constructing and acquiring its electric power plants and related assets. Project financing borrowings have been substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company and are generally secured by the capital stock, physical assets, contracts and cash flow of the related project subsidiary or affiliate. The Company intends to continue to seek, where possible, such non-recourse project financing in connection with the assets which the Company or its affiliates may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual projects, the Company's traditional providers of project financing, particularly multinational commercial banks, may seek higher borrowing spreads and increased equity contributions. In addition, as a result of the speed that may be necessary to acquire and pay for assets being privatized or constructed, the Company may not put project financing into place at the time of acquisition or commencement of construction. In such cases the Company may look to other financing sources to fund the transaction with the intent of entering into project financing at a later date. There can be no assurances that such later refinancing will be successful.

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

         In the second quarter of 1996, the Company entered into the Loan which was used to fund a portion of the Company's investment in Light. In July 1996, the Company completed the issuance of $250 million of Notes. A portion of the proceeds from the Notes was used to reduce the borrowing under the Loan, the remaining amount was used to fund the Company's investment in Tiszai, and for general corporate purposes. The Loan has a current balance of $150 million.

         In August 1996 substantially all $50 million of the Company's 6 1/2% Convertible Subordinated Debentures due 2002 were converted into approximately
1.9 million shares of the Company's common stock. Interim needs for shorter-term and working capital financing have been met with borrowings under AES's revolving line of credit and letter of credit facility ("credit facility"). Over the past several years, the Company has increased the amount of available financing under the credit facility while striving to enhance its flexibility and usefulness. In the second quarter of 1996, AES increased the size of its credit facility to $425 million. The credit facility provides full availability as borrowings or letters of credit. Under the terms of the credit facility, AES is required to reduce its direct borrowings to $125 million for 30 consecutive days during each twelve month period. The terms of the credit agreement also include financial covenants related to net worth, cash flow and investments and restrictions related to the incurrence of additional debt and certain other obligations and limitations on cash dividends.

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

         Such hedging techniques are implemented through contractual provisions with fuel suppliers and international financial institutions. As a result, their effectiveness is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. The Company has sought to reduce this risk by entering into contracts with creditworthy organizations, where possible, and where not possible, as in the case of certain local fuel suppliers, to execute standby or option agreements with a creditworthy organization. Because of the complexity of hedging strategies and the diverse nature of AES's operations, the financial performance of AES's portfolio, although significantly hedged, will likely be somewhat affected by fluctuations in inflation, interest rates and energy prices. For example, AES's current portfolio of projects generally performs better with high oil and natural gas prices and with lower interest rates. The Company's performance also is sensitive to the difference between inflation and interest rates, and generally performs better when increases in inflation are higher than increases in interest rates. During 1996, the Company made acquisitions in several highly inflationary countries. Foreign currency gains and losses resulting from transactions and the translation of financial statements of affiliates in highly inflationary countries are included in results of operations.

         Through its equity investments in foreign affiliates, AES operates in jurisdictions dealing in currencies other than the Company's functional currency, the U.S. dollar. Such investments were made to fund equity requirements and to provide collateral for contingent obligations. The Company accounts for any adjustments resulting from translation as a charge or credit directly to a separate component of stockholders' equity. The Company had approximately $13 million, net of tax, in cumulative translation adjustment losses at September 30, 1996. Foreign currency transactions from the ongoing operations of foreign subsidiaries are included in results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities

         On July 30, 1996 notice of redemption was sent to holders of the Company's $50,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures due 2002 (the "Debentures") at a redemption price equal to 103.727% of the principal amount of the debenture, together with accrued interest to the date of redemption. The conversion price of the Debentures was $26.16 per share of Common Stock. On or prior to the August 30 redemption date, $49,660,000 principal amount of Debentures representing 1,898,239 shares of common stock had been converted in lieu of redemption.

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information

                  Pro Forma Financial Information

         On May 30, 1996, AES acquired for approximately $393 million, common shares representing an 11.35% interest in Light, a publicly-held corporation that operates as the concessionaire of an approximately 3,800 megawatt electric power generation, transmission and distribution system in Rio de Janeiro, Brazil. In July 1996, AES acquired three power plants totaling 1,281 megawatts and a coal mine through the purchase of an 81% share of Tiszai, an electricity generation company in Hungary for $110 million. Additionally, in August 1996, AES acquired a majority controlling interest in the 4,000 megawatt Ekibastuz coal-fired facility located in Kazakstan for approximately $1 million.

         The unaudited pro forma statements of operations combine the results of AES's investment in Light and acquisitions of Tiszai and Ekibastuz for the year ended December 31, 1995 and the nine months ended September 30, 1996 as if the acquisitions had occurred on January 1, 1995. All three transactions have been accounted for using the purchase method.

         The unaudited pro forma adjustments are based upon available historical information and certain assumptions and estimates which the Company believes are reasonable under the circumstances. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they intended to be a projection of future results. The unaudited pro forma financial information should be read in conjunction with the notes thereto.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

-------------------------------------------------------------------------------------------------------------
Unaudited)                                                                    Pro Forma
                                                            Pro Forma       for the Tiszai
                                               Actual     for the Light      and Ekibastuz        Pro Forma
                                                           Acquisition 1    Acquisitions 2       As Adjusted
-------------------------------------------------------------------------------------------------------------
($ in millions, except per share amounts)
REVENUES:
Sales and services                              $ 551             --               $ 213            $764
OPERATING COSTS AND EXPENSES:
Cost of sales and services                        321             --                 203             524
Selling, general and admin expenses                23             --                  --              23
                                                ------         ------              ------          ------

Total operating costs and expenses                344             --                 203             547
                                                ------         ------              ------          ------

OPERATING INCOME                                  207             --                  10             217

OTHER INCOME AND (EXPENSE):
Interest expense                                  (97)           (17)                (26)           (140)
Interest income                                    16             --                   2              18
Equity in earnings of affiliates, net of tax       16              9                  --              25
                                                ------         ------              ------          ------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                        142             (8)                (14)            120

Income taxes                                       47             (7)                 (2)             38
Minority interest                                   6             --                   4              10
                                                ------         ------              ------          ------

NET INCOME                                      $  89           $ (1)              $ (16)           $ 72
                                                ======         ======              ======          ======

NET INCOME PER SHARE:                           $1.16          ($0.01)            ($0.21)         $ 0.94
                                                ======         ======              ======          ======

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1995

-------------------------------------------------------------------------------------------------------------
Unaudited)                                                                    Pro Forma
                                                            Pro Forma       for the Tiszai
                                               Actual     for the Light      and Ekibastuz        Pro Forma
                                                           Acquisition 1    Acquisitions 2       As Adjusted
-------------------------------------------------------------------------------------------------------------
($ in millions, except per share amounts)
REVENUES:
Sales and services                               $685              --               $208            $893

OPERATING COSTS AND EXPENSES:
Cost of sales and services                        405              --                209             614
Selling, general and admin expenses                32              --                 --              32
                                                ------         ------              ------          ------

Total operating costs and expenses                437              --                209             646
                                                ------         ------              ------          ------

OPERATING INCOME                                  248              --                 (1)            247

OTHER INCOME AND (EXPENSE):
Interest expense                                 (122)            (35)               (17)           (174)
Interest income                                    27              --                  4              31
Equity in earnings of affiliates, net of tax       14              11                 --              25
                                                ------         -------             ------          ------

INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                        167             (24)               (14)            129

Income taxes                                       57             (14)                (3)             40
Minority interest                                   3              --                 (6)             (3)
                                                ------         -------             ------          ------


NET INCOME                                     $  107          $  (10)            $   (5)         $   92
                                                ======          ======             ======          ======

NET INCOME PER SHARE:                           $1.41          ($0.13)            ($0.07)          $1.21
                                                ======          ======             ======          ======

         Notes to the Unaudited Pro Forma Consolidated Financial Information

         1.       a.  Basis of Presentation--the AES subsidiary which owns an
                      11.35% interest in Light is participating in a consortium that owns a 50.44% controlling interest. As a result, the Company has the ability to exert significant influence over the operations of Light, and is recording its investment using the equity method.

                      The unaudited pro forma financial information has been prepared based on the Company's estimate of Light's results of operation in conformity with U.S. generally accepted accounting principles.

                  b. Goodwill--the estimated excess of the purchase price over the Company's proportionate share of the net assets acquired is being amortized over the 30 year life of the concession.

                  c. Financing--the acquisition of Light was funded through drawings of $143 million under the Company's $425 million Credit Agreement and $250 million through the issuance of the Notes.

                  d. The following is a description of the unaudited pro forma adjustments which are included with the results of Light for the periods from January 1, 1995 through the date of acquisition.
                      Entries  were  made to  record:
                      -equity  in earnings of Light, net of goodwill
                       amortization;
                      -interest expense associated with average borrowings
                       under and the credit agreement and the Notes during the period, and amortization of deferred financing costs; and
                      -the income tax benefit related to the interest costs.

         2.       a.  Basis of  Presentation--in  August,  the Company acquired, through several subsidiaries, a majority controlling interest in Tiszai and Ekibastuz, electricity generating facilities in Hungary and Kazikstan, respectively.

                      The unaudited pro forma financial information has been prepared based on the Company's estimate of Tiszai's and Ekibastuz's results of operations for the year ended December 31, 1995 and nine months ended September 30, 1996 in conformity with US generally accepted accounting principles.

                  b. Goodwill--the fair value of the net assets acquired exceeded the purchase price. That excess, or negative goodwill, was recorded as a reduction of plant assets.

                  c. Financing--the acquisition of Tiszai was funded through drawings under the Company's $425 million credit agreement.

                  d. The following is a description of the pro forma adjustments which are included with the results of operations of Tiszai and Ekibastuz from January 1, 1995 through their respective dates of acquisition.
                      Entries were made to record:
                      -the results of operations  adjusted for the decreases in
                       depreciation  resulting  from reduced plant asset values;
                      -interest expense associated with borrowing under the
                       credit agreement; and
                      -the income tax benefit related to the interest costs, and applicable minority interest.


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


                                      None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AES Corporation (Registrant)
By/s/ BARRY J.  SHARP
 --------------------
BARRY J.  SHARP
Vice President and Chief Financial Officer

Dated: November 1, 1996

EXHIBIT INDEX




EXHIBIT NO.   DESCRIPTION

    11        Consolidated Statements Regarding Computation of Earnings Per
              Share

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.