Form 10-K
period 1996-12-31
AES CORPORATION
filed 1997-03-31
CIK 874761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                         Commission file number 0-19281

                               THE AES CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                    54-1163725
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                              Identification No.)

1001 N.  19th Street, Arlington, Virginia                       22209
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (703) 522-1315
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:


           Title of each class                           Name of each exchange on which registered

Common Stock, par value $0.01 per share                           New York Stock Exchange
9-3/4%  Senior Subordinated Notes due 2000                                  None
Warrants to Purchase Common Stock, par value
    $.01 per share                                                        NASDAQ
10-1/4% Senior Subordinated Notes due 2006                                  None
$2.6875 Term Convertible Securities, Series A                     New York Stock Exchange

                                   ----------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   ----     ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                   ----------

         The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at March 3, 1997, was $3,405,813,628.

         The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at March 3, 1997, was 77,492,990.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy   Statement  for  the  Annual  Meeting  of  Stockholders  of  the
Registrant to be held on April 15, 1997. Certain information therein is incorporated by reference into Part III hereof.

PART I


ITEM 1.  BUSINESS

         (a)      General Development of Business

                  The AES Corporation (the "Company", "AES" and/or the "Registrant"), is a global power company committed to supplying electricity to customers world-wide in a socially responsible way. The Company was one of the original entrants in the independent power market and today is one of the world's largest independent power companies, based on net equity ownership of generating capacity (in megawatts) in operation or under construction. AES markets power principally from electricity generating facilities that it develops, acquires, owns and operates.

                  Over  the  last  five  years,   the  Company  has  experienced
significant growth. This growth has resulted primarily from the development and construction of new plants ("greenfield development") and also from the acquisition of existing plants, through competitively bid privatization initiatives outside of the United States or negotiated acquisitions. Since 1992, the Company's total generating capacity in megawatts has grown by 426 percent, with the total number of plants in operation increasing from eight to 26. AES operates and owns (entirely or in part), through subsidiaries and affiliates, power plants in seven countries with a capacity of approximately 9,600 megawatts (including 4,000 megawatts attributable to the Ekibastuz plant in Kazakstan which at the time of its acquisition in August 1996 was running at approximately 20 percent of its capacity). AES is also constructing eight additional power plants and one expansion in four countries with a design capacity of approximately 1,700 megawatts. The Company's total ownership in plants in operation and under construction aggregates approximately 11,300 megawatts and its net equity ownership in such plants is approximately 7,500 megawatts. In addition, AES has numerous projects in advanced stages of development, including seven projects with an aggregate design capacity of approximately 4,700 megawatts that have executed or been awarded power sales agreements.

OUTLOOK

                  The global trend of electricity market restructuring has created significant new business opportunities for companies like AES. There is a trend away from government-owned electricity systems toward deregulated, competitive market structures, in both domestic and international markets. Many countries have rewritten their laws and regulations to allow foreign investment and private ownership of electricity generation, transmission or distribution systems. Some countries have or are in the process of "privatizing" their electricity systems by selling all or part of such systems to private investors. With 18 of its projects having been acquired or having commenced commercial operations since 1992, AES has been an active participant in both the international privatization process and the development process. The Company is currently pursuing over 70 projects through possible acquisitions, the expansion of existing plants and greenfield development.

                  AES believes that there is significant demand for both new and more efficiently operated electric generating capacity in many regions around the world. In an effort to further grow and diversify the Company's portfolio of electric generating plants, AES is pursuing, through its integrated divisions, additional greenfield developments and acquisitions in many countries.

                  The Company, a corporation organized under the laws of Delaware, was formed in 1981. The principal office of the Company is located at 1001 North 19th Street, Suite 2000, Arlington, Virginia 22209, and its telephone number is (703) 522-1315.

         (b)      Financial Information About Industry Segments

                  The Company operates in only one industry segment: electric power supply.

         (c)      Narrative Description of Business

STRATEGY

                  The Company's strategy in helping meet the world's need for electricity is to participate in competitive power markets as they develop either by greenfield development or by acquiring and operating existing facilities or systems in these markets. The Company generally operates electric generating facilities that utilize natural gas, coal, oil, hydro power, or combinations thereof. In addition, the Company participates in the distribution and retail supply businesses in certain limited instances, and will continue to review opportunities in such markets in the future.

Other elements of the Company's strategy include:

    o Supplying energy to customers at the lowest cost possible, taking into account factors such as reliability and environmental performance;

    o Constructing or acquiring projects of a relatively large size (generally larger than 100 megawatts);

    o When  available,   entering  into  power  sales  contracts  with  electric
      utilities or other customers with significant credit strength; and

    o Where possible, participating in distribution and retail supply markets that grant concessions with long-term pricing arrangements.

                  The Company also strives for operating excellence as a key element of its strategy, which it believes it accomplishes by minimizing organizational layers and maximizing company-wide participation in decision-making. AES has attempted to create an operating environment that results in safe, clean and reliable electricity generation. Because of this emphasis, the Company prefers to operate all facilities which it develops or acquires; however, there can be no assurance that the Company will have operating control of all of its facilities.

                  Where possible, AES attempts to sell electricity under long-term power sales contracts. The Company attempts to structure the revenue provisions of such power sales contracts such that changes in the cost components of a facility (primarily fuel costs) correspond, as effectively as possible, to changes in the revenue components of the contract. A plant's revenue from a power sales contract usually consists of two components, energy payments and capacity payments. Energy payments are usually based on a plant's net electrical output, with payment rates usually indexed to the fuel costs of the customer or to general inflation indices. Capacity payments are based on either a plant's net electrical output or its available capacity. Capacity payment rates vary over the term of a power sales contract according to various schedules. Some power sales contracts permit the utility customer to dispatch the plant (i.e., direct the plant to deliver a reduced amount of electric output) within certain specified parameters. AES attempts to structure the power sales contract payments so that, even when dispatching occurs, the plant continues to receive capacity payments (which provide substantially all of the plant's profits, if any), while it receives reduced energy payments (which primarily cover the variable operating, maintenance and fuel costs associated with operating at higher or lower levels).

                  The Company  attempts to provide fuel for its operating plants generally under long-term supply agreements, either through contractual arrangements with third parties or, in some instances, through acquisition of a dependable source of fuel. The Company will generally contract with outside parties, often the project's fuel supplier, to provide for the removal and disposal of waste.

                  As electricity markets become more competitive, it may be more difficult for AES (and other power generation companies) to obtain long-term power sales contracts. In markets where long-term contracts are not available, AES will pursue methods to hedge costs and revenues to provide as much assurance as possible of a project's profitability. In markets where long-term power sales contracts are unavailable, AES might choose to develop or acquire a project (i) with a partial contractual hedge, or (ii) with no contractual hedge, or AES may choose not to participate in these markets. To the extent that AES pursues a project with no contractual hedge, AES's diverse portfolio of projects may provide some hedge against the increased volatility of the project's earnings and cash flow.

                  The Company attempts to finance each domestic and foreign plant primarily under loan agreements and related documents which, except as noted below, require the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that plant subsidiary or affiliate. This type of financing is generally referred to as "project financing." The lenders under these project financing structures cannot look to AES or its other projects for repayment, unless such entity explicitly agrees to undertake liability. AES has explicitly agreed to undertake certain limited obligations and contingent liabilities, most of which by their terms will only be effective or will be terminated upon the occurrence of future events. These obligations and liabilities take the form of guaranties, letter of credit reimbursement agreements, and agreements to pay, in certain circumstances, to project lenders or other parties amounts up to the amounts of distributions previously made by the applicable subsidiary or affiliate to AES. To the extent AES becomes liable under guaranties and letter of credit reimbursement agreements, distributions received by AES from other projects are subject to the possibility of being utilized by AES to satisfy these obligations. To the extent of these obligations, the lenders to a project effectively have recourse to AES and to the distributions to AES from other projects. The aggregate contractual liability of AES is, in each case, usually a small portion of the aggregate project debt, and thus the project financing structures are generally described herein as being "substantially non-recourse" to AES and its other projects.


AES PLANTS IN OPERATION AND UNDER CONSTRUCTION

                  The table below sets forth information on the Company's plants and projects currently in operation or under construction.



                                            Year of
                                            Acquisition or
                                            Commencement of                                   AES Equity
                                            Commercial        Capacity                        Interest
Plant                         Fuel          Operations        (Megawatts)   Location          (%)
-----                         ----          --------------    -----------   --------          -----------
In Operation
North America
Deepwater..................   Pet Coke          1986(a)           143     Texas                 100
Beaver Valley..............   Coal              1987              125     Pennsylvania           80
Placerita..................   Gas               1989              120     California            100
Thames.....................   Coal              1990              181     Connecticut           100
Shady Point................   Coal              1991              320     Oklahoma              100
Barbers Point..............   Coal              1992              180     Hawaii                100
Europe
Kilroot (NIGEN)............   Coal/Oil          1992              520     United Kingdom         47
Belfast West (NIGEN).......   Coal              1992              240     United Kingdom         47
Medway.....................   Gas               1995              660     United Kingdom         25
Borsod (Tiszai)............   Coal              1996              171     Hungary                63
Tisza II (Tiszai)..........   Oil/Gas           1996              860     Hungary                93
Tiszapalkonya (Tiszai).....   Coal              1996              250     Hungary                93
Asia
Cili Misty Mountain........   Hydro             1994               26     China                  24
Yangchun Sun Spring........   Oil               1995               15     China                  12
Wuxi Tin Hill..............   Oil               1996               63     China                  26
Wuhu Grassy Lake...........   Coal              1996              125(b)  China                  12
Ekibastuz..................   Coal              1996            4,000(c)  Kazakstan              70
South America
San Nicolas................   Multiple          1993              650     Argentina              69
Cabra Corral (Rio Juramento)  Hydro             1995              102     Argentina              98
El Tunal (Rio Juramento)...   Hydro             1995               10     Argentina              98
Ullum (San Juan)...........   Hydro             1996               45     Argentina              98
Sarmiento (San Juan).......   Gas               1996               33     Argentina              98
Fontes Nova (Light)........   Hydro             1996              144     Brazil                 14
Pereira Passos (Light).....   Hydro             1996              100     Brazil                 14
Nilo Pecanha (Light).......   Hydro             1996              380     Brazil                 14
Ilha dos Pombos (Light)....   Hydro             1996              164     Brazil                 14
     Total in Operation                                         9,627
Under Construction
Lal Pir....................   Oil               1997(d)           337     Pakistan               90
PakGen.....................   Oil               1997(d)           337     Pakistan               90
Jiaozuo Aluminium Power....   Coal              1997(d)           250     China                  34
Chengdu Lotus City.........   Gas               1997(d)            48     China                  17
Wuhu Grassy Lake...........   Coal              1997(d)           125(b)  China                  12
Aixi Heart River...........   Coal              1998(d)            50     China                  34
Hefei Prosperity Lake......   Oil               1998(d)           115     China                  34
Barry......................   Gas               1998(d)           230     United Kingdom        100
Warrior Run................   Coal              1999(d)           180     Maryland              100
                                                               --------
         Total under Construction                               1,672

----------

(a)  Plant operations commenced in 1986, but control was acquired in 1995.
(b) 125 megawatts of Wuhu Grassy Lake is currently in operation. The other half is under construction.
(c) Due to poor historical maintenance over the ten years prior to the Company's purchase, the facility's capacity factor is approximately 20 percent.
(d)  Estimated date of commencement of commercial operations.

NORTH AMERICA

                  AES currently owns and operates, through subsidiaries and affiliates, six plants in the United States representing approximately 1,069 megawatts.

                  AES Barbers Point, Inc. ("AES Barbers Point") is an indirectly owned subsidiary of AES which owns and operates a 180 megawatt coal-fired circulating fluidized bed ("CFB") cogeneration plant located in Kapolei, Oahu, Hawaii. AES Barbers Point sells electricity to Hawaiian Electric Company, Inc. ("HECO") under a contract with a remaining term of 26 years. Steam generated by the plant is sold to Chevron USA Inc. ("Chevron") for use in its oil refining operations under a steam sales agreement with a remaining term of 16 years. HECO's purchases represented approximately 16 percent of AES's 1996 consolidated revenues.

                  AES Beaver Valley is a 125 megawatt pulverized coal-fired cogeneration facility located in Monaca, Pennsylvania which is owned by BV Partners, a Pennsylvania partnership ("BV Partners"). AES Beaver Valley, Inc. ("AES Beaver Valley"), a subsidiary of AES, and Shepperton Leasing Company are the sole partners in BV Partners. AES Beaver Valley, as an 80 percent owner and managing partner, operates the plant for the partnership. West Penn Power Company ("West Penn") purchases electricity produced by the plant under a power sales contract with a remaining term of approximately 20 years. BV Partners sells steam to NOVA Chemicals Inc. for use in its chemical processing activities under a requirements contract with a remaining term of approximately five years.

                  AES Deepwater, Inc. ("AES Deepwater") is a subsidiary of AES which owns a 143 megawatt petroleum coke-fired cogeneration facility located near Houston, Texas. The facility sells electricity to Houston Lighting and Power Company ("HL&P") under a power sales contract which expires in 1998. AES Deepwater, under a contract which also expires in 1998, produces and delivers process steam to an ARCO Petroleum Products Company ("ARCO Petroleum") refinery adjacent to the cogeneration facility.

                  AES Placerita, Inc. ("AES Placerita") is an indirectly owned subsidiary of AES which leases and operates a 120 megawatt combined-cycle gas turbine cogeneration facility near Los Angeles, California. The plant sells electricity to Southern California Edison Company under a contract with a remaining term of approximately 17 years. AES Placerita sells steam to Hillside Oil Partners, which is engaged in oil recovery operations, and ARCO Oil and Gas Company.

                  AES Shady Point, Inc. ("AES Shady Point") is an indirectly owned subsidiary of AES which owns and operates a 320 megawatt coal-fired, CFB cogeneration plant in LeFlore County, Oklahoma. The AES Shady Point facility includes a 240-ton per day food grade, liquid CO2 plant, which utilizes in its CO2 production processes approximately 65,000 pounds per hour of process steam produced by the plant. AES Shady Point sells electricity to Oklahoma Gas and Electric Company ("OG&E") under a contract with a remaining term of approximately 11 years. OG&E's purchases represented approximately 20 percent of AES's 1996 consolidated revenues.

                  AES Thames, Inc. ("AES Thames") is an indirectly owned subsidiary of AES which owns and operates a 181 megawatt coal-fired CFB cogeneration plant located in Montville, Connecticut. Power generated by AES Thames is sold to Connecticut Light and Power Company ("CL&P") under a contract with a remaining term of approximately 18 years. AES Thames also sells steam to Stone Container Paperboard Corporation for use in its recycled paperboard plant located adjacent to the plant. CL&P's purchases represented approximately 16 percent of AES's 1996 consolidated revenues.


EUROPE

                  AES currently owns and operates, through subsidiaries and affiliates, seven plants in Europe representing approximately 2,701 megawatts.

                  NIGEN Limited ("NIGEN"), a joint venture company owned by a United Kingdom ("U.K.") subsidiary of the Company and a subsidiary of Tractebel, S.A., a Belgian utility, owns and operates two power plants in Northern Ireland:
Kilroot, a 520 megawatt dual-fired (coal and oil) power plant, and Belfast West, a 240 megawatt coal-fired power plant. The Kilroot and Belfast West plants have entered into power sales contracts, subject to cancellation in 14 years and four years, respectively, with Northern Ireland Electricity, plc, a transmission and distribution company.

                  Medway Power Limited ("Medway Power") is a joint venture among AES Medway Electric Limited, an indirectly owned U. K. subsidiary of AES ("AES Medway"), and subsidiaries of Southern Electric plc ("Southern") and SEEBOARD plc ("SEEBOARD"), which owns a 660 megawatt combined cycle gas-fired power plant in Southeast England on the Isle of Grain. The plant began operations in November 1995. AES Medway Operations Limited ("AESMO"), an indirectly owned U.K. subsidiary of AES, operates and maintains the plant.

                  Medway Power sells its entire output through national electricity pool trading arrangements (the "Pool") at prices based on the supply of, and demand for, electricity available in the Pool. In addition, Medway Power has entered into a contract with each of Southern and SEEBOARD, under which Southern and SEEBOARD will pay Medway Power capacity payments based on the plant's available capacity, and energy cost payments, based on the plant's actual sales of electricity to the Pool, that reflect fuel costs and variable transmission charges incurred (each a "Contract for Differences"). The basis of the contracts is 660 megawatts. Sales of electrical output in excess of 660 megawatts are sold into the Pool, and not subject to the Contract for Differences.

                  The plant began commercial operations under the terms of the Contracts for Differences on October 1, 1996. Commercial operations were delayed by one year due to design difficulties with the rotors of the two combustion turbines. These rotors were rebuilt with parts of a new design in the summer of 1996 and there has not been a recurrence of the difficulties since that time.

                  On December 23, 1996, one of the combustion turbines shut down with damage resulting from a problem with its combustion system. The turbine was repaired by Medway Power at its cost and returned to service in January 1997. Medway Power has begun arbitration proceedings against the contractor to recover the costs of the repairs, estimated at approximately $10 million, from the contractor under the terms of the warranty. Although no assurance can be given that Medway Power will prevail in the arbitration, the Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position.

                  Tiszai Eromu Rt. is an indirectly owned subsidiary of AES which owns and operates three power plants totaling 1,281 megawatts of gross capacity (1,115 net megawatts) and a coal mine in Hungary. The plants consist of
(i) the Tisza II facility, an 860 megawatt oil and natural gas-fired facility that sells electricity under a contract ending in 2010, (ii) the Tiszapalkonya facility, a 250 megawatt coal-fired facility that sells electricity under a contract ending in 2001, and (iii) the Borsod facility, a 171 megawatt coal-fired facility that sells electricity under a contract ending in 2001. Each plant sells electricity to Magyar Villamos Muvek Rt. ("MVM Rt."), a Hungarian, state-owned integrated utility, under long-term power sales contracts. These agreements currently are being renegotiated to conform their pricing methodology with standard international practice. Aggregate purchases by MVM Rt. under the three power sales agreements were approximately 10 percent of the Company's consolidated revenues in 1996. AES also has the right to develop an additional 150 megawatt coal-fired electric generating facility.

                  In August 1996, AES acquired its initial 80.8 percent of Tiszai Eromu Rt. at a cost of $110 million. In December 1996, AES, through a subsidiary, completed the purchase of an additional 12.5 percent of Tiszai Eromu Rt., from employee pension plans at a cost of $17 million, bringing AES's total equity interest in Tiszai Eromu Rt. to 93.3 percent. Substantial risks associated with these plants exist, however, including those relating to the successful renegotiation of power sales arrangements with the Hungarian government, plant operation and maintenance, construction difficulties in respect of the undeveloped facility, plant refurbishment, environmental risk, political risk, repatriation of earnings and currency inconvertibility.


ASIA

                  AES currently owns and operates, through subsidiaries and affiliates, five plants in Asia representing approximately 4,229 megawatts of generating capacity.

                  AES China Generating Co. Ltd. ("AES Chigen") was founded in December 1993 by AES to develop, acquire, finance, construct, own and operate electric power generation facilities in the People's Republic of China (the "PRC"). Since commencing business, AES Chigen has developed eight power projects which are currently in operation or under construction in the PRC having an aggregate nameplate capacity of approximately 817 megawatts.

                  AES currently owns all of the issued and outstanding shares of AES Chigen's Class B Common Stock, which represents approximately 48% of the economic value of AES Chigen, and 50% of the voting power, on most matters. The remaining shares, constituting Class A Common Stock, are publicly-held. In November 1996, AES Chigen and AES entered into an Agreement and Plan of Amalgamation, providing among other things for AES Chigen to become a wholly owned subsidiary of AES (the "Amalgamation"). The Amalgamation is subject to various conditions, including the approval of the holders of the Class A Common Stock of AES Chigen, and there can be no assurance that the Amalgamation will be consummated. The special class meeting of the holders of the AES Chigen Class A Common Stock and the special general meeting of the shareholders of AES Chigen to vote on the Amalgamation are scheduled for April 10, 1997.

                  AES Suntree  Ltd., is an  indirectly  owned  subsidiary of AES which owns and operates a 4,000 (design capacity) megawatt mine-mouth, coal-fired power facility in Kazakstan. The facility sells electricity to a government-owned distribution company under a 35-year power sales contract. Due to economic difficulties over the ten years prior to the Company's purchase, the facility has experienced a reduction in performance and has operated at a capacity factor of approximately 20 percent. AES has agreed to increase the capacity to 63 percent over a five-year period (contingent on the purchaser's performance of its obligations under the power sales contract). Through December 31, 1996, approximately $35 million (excluding value added taxes) was billed under the power sales contract for electricity, of which the purchaser paid approximately $5 million. The Company has recorded a provision of $20 million to reduce the carrying value of the contract receivable as of December 31, 1996 to $10.0 million. As of December 31, 1996, the net assets of this project were $24 million, a portion of which was represented by the contract receivable referred to above. There can be no assurance as to the ultimate collectibility of amounts owned to AES as of December 31, 1996 or additional amounts related to future deliveries of electricity under the power sales contract or the recoverability of the Company's investment or additional amounts the Company may invest in the project. Other substantial risks associated with this plant exist, including those relating to operations and maintenance, construction, refurbishment, political risk, repatriation of earnings and currency convertibility.


SOUTH AMERICA

                  AES currently owns and operates, through subsidiaries and affiliates, and, in certain instances, together with partners, nine plants in South America representing approximately 1,628 megawatts of generating capacity, as well as 3,800 megawatts of transmission and distribution system.

                  Central Termica San Nicolas S.A. ("San Nicolas") is an indirectly owned subsidiary of AES which owns and operates a 650 megawatt power plant in San Nicolas, Argentina. AES owns approximately 69 percent of San Nicolas, a subsidiary of a U.S. utility owns approximately 19 percent, and the remaining 12 percent is owned by an employee stock ownership plan.

                  San Nicolas sells a total of 345 megawatts of electricity (approximately 53 percent of the plant's output capability) under two power sales contracts, each with a remaining term of four years. Under one of the contracts, Empresa Social de Energia de Buenos Aires S.A. ("ESEBA"), a
distribution company controlled by the Argentine government, purchases 285 megawatts (except during the month of April of each year, when the amount purchased is 57 megawatts). Under the other contract, EDELAP, S.A., a privatized Argentine distribution company, purchases 60 megawatts of electricity. The plant sells additional electricity, when profitable, into the Argentine spot market. ESEBA's purchases accounted for approximately 11 percent of AES's 1996 consolidated revenues.

                  Hidroelectrica Rio Juramento S.A. ("Rio Juramento") is an indirectly owned subsidiary of AES which leases and operates a 112 megawatt hydroelectric station in the province of Salta, Argentina. The station consists of a 102 megawatt facility with a large storage reservoir capable of inter-year storage, and a 10 megawatt facility capable of inter-seasonal storage. Rio Juramento has exclusive rights to operate the facility under a 30-year concession agreement, and sells electricity in the Argentine spot market.

                  Hidrotermica San Juan, S.A. ("San Juan"), is an indirectly owned subsidiary of AES and the owner and operator of two power generating facilities totaling 78 megawatts in the province of San Juan, Argentina. The facility includes a 45 megawatt hydroelectric power plant and a 33 megawatt gas combustion power plant.

                  Light Servicos de Electricidade, S.A. ("Light") is a 3,800 megawatt Brazilian electric power generation, transmission and distribution system serving 28 municipalities in the state of Rio de Janeiro, Brazil that is controlled by a consortium (the "Consortium") comprised of the following parties (with each party's respective percentage ownership, as of December 31, 1996, in parentheses): subsidiaries or affiliates of AES (11.35 percent), Electricite de France (11.35 percent); Houston Industries Incorporated (11.35 percent); Companhia Siderurgica Nacional (7.25 percent); and Banco Nacional de Desenvolvimento Economico E Social (9.14 percent). In January 1997, AES acquired an additional 2.4 percent of the voting interest in Light, bringing its total equity interest in Light to 13.75 percent; this acquisition did not alter the respective voting rights, or other rights and obligations, of the parties constituting the Consortium.

                  In connection with the purchase of the controlling interest by the Consortium, the Ministry of Mines and Energy of Brazil granted a 30-year concession to Light pursuant to the terms of a concession agreement which obligates Light to provide electric services to all customers within its concession, and authorizes Light to charge its customers a tariff for electric services which consists of two components - an expense pass-through component and an inflation-adjusted operating cost component. Beginning in 2004, the Ministry of Mines and Energy of Brazil has the authority to review Light's costs to determine the adjustment, if any, to the operating cost component for subsequent five-year periods.

                  Light generates about 16 percent of the total electricity it distributes through four hydroelectric complexes having an aggregate installed generating capacity of approximately 788 megawatts. Of the remaining electricity distributed by Light (approximately 84 percent of the total), 53 percent is purchased from Furnas Centrais Electricas S.A., a power generation and transmission company owned by Eletrobras, and the remaining 31 percent is purchased from Itaipu Binacional, a power generation company owned by the Republic of Brazil and the Republic of Paraguay.

                  In December 1996, a subsidiary of AES completed a $167.5 million syndicated bank financing related to its equity ownership of Light. Under the terms of the financing, a wholly-owned subsidiary of AES pledged the shares of Light owned by it as collateral for the loan. The proceeds of the financing were used to repay a portion of the debt incurred in the acquisition of AES's interest in Light.


PROJECTS UNDER CONSTRUCTION

                  AES Lal Pir Limited ("AES Lal Pir") and AES Pak Gen (Private) Company ("AES Pak Gen"), are indirectly owned project subsidiaries of AES which are constructing two substantially identical, adjacent 337 megawatt oil-fired facilities in Punjab Province, Pakistan. The Water and Power Development
Authority ("WAPDA") has agreed to purchase the electrical capacity and electrical output of the facilities through two separate 30-year power sales agreements. Certain of the obligations of WAPDA under the power sales agreements and PSO under the fuel supply agreements are guaranteed by the Government of Pakistan.

                  Financing for the AES Lal Pir project was completed in May 1995 and is comprised of (i) a Y20.25 billion ($174 million) commercial loan provided by a syndicate of lenders, (ii) an International Finance Corporation ("IFC") loan of $40 million, and (iii) equity of $95 million. IFC will make an equity investment in AES Lal Pir of $9.5 million. AES has supported certain of AES Lal Pir's pre-completion obligations in an aggregate amount of up to $42 million, and certain post-completion obligations in an aggregate amount of up to $59 million. The financing for the AES Pak Gen project was completed in January 1996, and consists of (i) a buyer's credit facility established by The Export Import Bank of Japan of US$40 million and Y14.203 billion (US$122 million), (ii) an IFC direct loan of US$20 million, (iii) an IFC syndicated loan of US$50 million, and (iv) equity of $95 million. IFC will make an equity investment in AES Pak Gen of US$9.5 million. AES has committed to fund the remaining equity of US$85.5 million. The equity commitments in each of AES Lal Pir and AES Pak Gen were partially satisfied as of December 31, 1996. AES has supported certain of AES Pak Gen's pre-completion obligations in an aggregate amount of up to $42 million, and certain post-completion obligations in an aggregate amount of up to $65 million. The facilities are being built by Nichimen Corporation under two "turn-key", lump sum price contracts, with key equipment in each case being supplied by Mitsubishi Heavy Industries. The projects are scheduled to commence commercial operations by the end of 1997. All yen amounts set forth in this Report have been translated into U.S. dollar ($) amounts at an exchange rate of Y116/US$1.00, the noon buying rate in The City of New York for cable transfers payable in Japanese Yen as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1996.

                  Substantial risks to the successful completion of these projects exist, including those relating to political risk, exchange rate risk, currency inconvertibility, governmental approvals, siting, construction and permitting, and the possible termination of the power sales contract as a result of the failure to meet certain construction milestones. No assurance can be given that these projects will be completed.

                  AES WR Limited Partnership ("AES Warrior Run"), an indirectly owned subsidiary of AES, is currently constructing a 180 megawatt coal-fired cogeneration facility in Allegany County, Maryland. The Potomac Edison Company will purchase all of the electrical capacity of the facility pursuant to a 30-year dispatchable power sales contract and that the plant is scheduled to begin commercial operation by October 1, 1999. The project obtained its financing in September 1995 consisting of (i) commercial bank loan commitments of $331 million, (ii) approximately $74 million of tax-exempt bonds issued by the Maryland Energy Financing Administration and (iii) an equity commitment of approximately $46 million. Construction services are being performed under a lump sum, turn-key contract by a consortium consisting of Raytheon Engineers & Constructors, Inc. and ABB/Combustion Engineering, Inc. with key equipment supplied by ABB/Combustion Engineering. Coal will be supplied to the project under a 20-year contract.

                  Substantial risks to the successful completion of this project exist, including those relating to construction and permitting, and the possible termination of the power sales contract as a result of a failure to meet certain construction milestones and, as a result, no assurance can be given that this project will be completed.

                  AES Barry Ltd. ("AES Barry"), an indirectly owned subsidiary of AES, began constructing a 230 megawatt gas-fired combined cycle facility in Barry, South Wales, United Kingdom in October 1996. Construction services are being supplied by TBV Power Limited under a lump sum, turnkey construction contract. The Barry facility will sell electricity into the national electricity "spot" market in the United Kingdom and it is expected to be operational by the second quarter of 1998. In February 1997, AES Barry raised $184 million of non-recourse project financing, underwritten solely by The Industrial Bank of Japan, Limited. Substantial risks to the successful completion of this project exist, including those relating to governmental approvals, the demand for and price of electricity in the United Kingdom national electricity market, financing, construction and permitting. There can be no assurance that this project will be completed.


POTENTIAL ACQUISITIONS/PROJECTS IN ADVANCED DEVELOPMENT

                  In February 1997, AES entered into a definitive agreement to acquire the international assets (inclusive of approximately $42 million of net monetized assets) of Destec Energy, Inc. ("Destec"), a large independent energy producer with headquarters in Houston, Texas, for a total price to AES of $407 million, which price is subject to adjustment to reflect net cash flow between the international assets of Destec and the rest of Destec from January 1, 1997 to the closing date. NGC Corporation ("NGC"), working in conjunction with AES, was selected as the winning bidder in an auction for all of Destec at a total acquisition price of $1.27 billion. AES will acquire the international assets of Destec immediately following NGC's acquisition of Destec. Destec's international assets to be acquired by AES include ownership interests in the following five electric generating plants (with ownership percentages in parentheses): (i) a 110 megawatt gas-fired combined cycle plant in Kingston, Canada (50 percent),
(ii) a 405 megawatt gas-fired combined cycle plant in Terneuzen, Netherlands (50 percent), (iii) a 140 megawatt gas-fired simple cycle plant in Cornwall, England (100 percent), (iv) a 235 megawatt oil-fired simple cycle plant in Santo Domingo, Dominican Republic (99 percent); and (v) a 1600 megawatt coal-fired plant in Victoria, Australia (20 percent). The acquisition by AES of Destec's international assets also includes all of Destec's non-U.S. developmental stage power projects, including projects in Taiwan, England, Germany, the Philippines, Australia and Colombia. A number of risks are associated with this acquisition, including those relating to the closing of the transaction (which is contingent on the closing of NGC's acquisition of Destec), the receipt of government approvals and other consents, financing, operation and maintenance, construction and environmental risks.

                  In February 1997, subsidiaries of AES executed three power purchase agreements (the "PPAs"), for an aggregate generating capacity of at least 457 megawatts, with GPU Energy, the energy services and delivery business of GPU, Inc., a public utility holding company. AES plans to build a 720 megawatt natural gas-fired, combined cycle facility in Pennsylvania to sell power under the PPAs beginning in 2000 and to sell power to other potential purchasers. Between March and July 1996, subsidiaries of AES acquired the right to negotiate the PPAs from other independent power producers for a net aggregate cost of approximately $28 million. GPU Energy is required to reimburse AES for substantially all its initial net investment if the project does not receive the requisite regulatory approvals and permits. This project is subject to a number of risks, including those related to governmental approvals, siting, permitting, financing, construction and contract compliance, and there can be no assuance that it will be completed successfully.

                  In January 1997, a joint venture company led by a subsidiary of AES was selected as the winning bidder to build, own and operate a 484 megawatt gas-fired combined cycle power plant in the city of Merida, Yucatan, Mexico. This project is subject to a number of risks, including those related to governmental approvals, financing, construction and contract compliance, and there can be no assurance that it will be completed successfully.

                  Another subsidiary of the Company, AES Puerto Rico, L.P. ("AES Puerto Rico"), is developing a 454 megawatt coal-fired cogeneration facility in Guayama, Puerto Rico. The Puerto Rico Electricity Power Authority has agreed to purchase the electrical output of the facility pursuant to a 25-year power sales agreement. However, substantial risks to the successful completion of this project exist, including those relating to governmental approvals, financing, construction and permitting, and possible termination of the power sales contract as a result of a failure to meet certain development or construction milestones. There can be no assurance that this project will be completed.

                  An affiliate of the Company, San Francisco Energy Company, LP ("SFEC"), which is a joint venture between AES and Sonat Inc., is developing a 240 megawatt gas fired facility in San Francisco, California. The electrical capacity of the facility is to be purchased by Pacific Gas & Electric ("PG&E") under a 30-year power sales agreement, which SFEC executed in April 1994.
However, a ruling by the Federal Energy Regulatory Commission ("FERC") has questioned the validity of the California Biennial Resource Plan Update ("BRPU"), pursuant to which SFEC was awarded its contract. The Company believes that its contract with PG&E is valid, but the Company is currently involved in litigation with PG&E over the validity of the contract. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company. Substantial risks to the successful completion of this project exist, including those relating to the contract litigation, FERC decision, siting, financing, construction and permitting. No assurance can be given that this project will be completed.

                  A project subsidiary of the Company, AES Ib Valley Corporation ("AES Ib Valley"), has been developing a 420 megawatt coal-fired facility in the State of Orissa, India. Under the terms of an executed power sales agreement, the Orissa State Electricity Board ("OSEB") agreed to purchase at least 85 percent of the electrical capacity of the facility pursuant to a 30-year contract. Certain of OSEB's obligations are guaranteed by the Government of Orissa ("GOO"). In addition, the Government of India ("GOI") agreed to guarantee a portion of GOO's obligations. In July 1995, a newly elected state government initiated a review of the terms and conditions of AES Ib Valley's agreements with OSEB and GOO. This review has led OSEB and GOO to seek significant modifications to the terms of the power sales agreement. In light of this review AES has been unable to reach financial closing on this project and has been forced to terminate certain financing and contractual commitments relating to the project. AES Ib Valley is currently in negotiation with GOO and OSEB and may agree to changes, including those relating to the plant's technical configuration, capital cost, size and the price paid for electricity.
Notwithstanding the Company's willingness to discuss modifications to the project, the Company believes that its current agreements with GOO, OSEB and GOI are valid, and if agreements cannot be restructured on terms acceptable to AES, the Company intends to pursue its rights with respect to enforcement of the existing contracts. No assurance can be given that either (i) the terms of a new contract will be agreed to or (ii) if AES pursues its legal claims, that it will be able to compel specific performance or recover significant damages.

                  In August 1996, a subsidiary of the Company won a bid to develop, own and operate a 288 MW simple-cycle gas turbine power station in Townsville, Queensland, Australia. The plant will burn liquefied petroleum gas and will sell electricity to the Queensland Transmission and Supply Corporation under a 10-year power purchase agreement. This project is subject to numerous risks, including those relating to governmental approvals, permitting, financing and construction of the facility. No assurance can be given that this project will be completed successfully.

                  AES has dedicated significant resources to pursue the development and acquisition of additional projects located in the United States, Europe, Pakistan, India, Southeast Asia, Central and South America, Africa, the Middle East and the countries comprising the former Soviet Union. Most of the Company's current development and acquisition activities are in respect of projects and plants outside the United States. Acquisitions of existing power facilities or companies could be accomplished by the payment of cash, by an exchange of project ownership interests or by the issuance of the Company's securities. The Company expects that its involvement in connection with any such acquisitions will be consistent with its overall strategy. In particular, the Company would generally seek projects of a relatively large size that would likely be operated by the Company, have long-term power sales contracts, and be financed, to the maximum extent possible, with debt on a basis that is substantially non-recourse to AES and its other projects. Based on the Company's experience, it is likely that no more than a few of these projects or existing plants will be developed or acquired. As of December 31, 1996, capitalized costs for projects under development were approximately $53 million.


REGULATORY MATTERS

                  Electricity markets in the United States may be considered to be more regulated than those in some other countries in which AES is operating, or is seeking to operate, such as those in Argentina, the United Kingdom and Australia. U.S. laws and regulations still govern to some extent wholesale electricity transactions, the type of fuel utilized, the type of energy produced, and power plant ownership. State regulatory commissions have jurisdiction over retail electricity transactions. U.S. power projects also are subject to laws and regulations controlling emissions and other substances produced by a plant and the siting of plants. These laws and regulations generally require that a wide variety of permits and other approvals be obtained before the construction or operation of a power plant commences, and that the facility operate in compliance with these permits thereafter. FERC must also approve rates charged by certain power marketers such as those of the Company's subsidiary, AES Power.

                  In the United States, so-called Qualifying Facilities ("QFs") are relieved of compliance with extensive federal, state and local regulations by the provisions of the Public Utility Regulatory Policies Act, as amended ("PURPA"). Each of AES's current domestic plants is a QF. Loss of QF status, if not prevented, would subject these plants to more extensive regulations.
Furthermore, loss of QF status would permit the utility customer to alter or terminate the power sales contract for the Deepwater plant and, in the case of the AES Beaver Valley, AES Thames and AES Shady Point plants, would permit the utility customer to pay the lesser of the price under the respective power sales contract or the rates approved by FERC. The Company believes, however, that it will usually be able to react in a manner that would avoid the loss of QF status.

                  State public utility commissions ("PUCs") regulate both the retail rates and financial performance of electric utilities. Since a wholesale power sales contract is generally reflected in a utility's retail rates, power sales contracts from QFs are indirectly under the regulatory purview of PUCs. PUCs often will pre-approve contracts with prices that do not exceed so-called "avoided costs" because such contracts often have been acquired through a competitive or market-based process. Recognizing the competitive nature of most acquisition processes, most PUCs will permit utilities to "pass through" expenses associated with an independent power contract to the utility's retail customers, although no assurance can be given that a PUC will not attempt to deny the "pass through" of these expenses in the future. The Company believes that any such attempt by a PUC would, among other things, be pre-empted by federal law.
                  AES must obtain exemptions from, or become subject to regulation by, the Securities and Exchange Commission under the Public Utility Holding Company Act ("PUHCA") in regard to both its domestic and foreign utility company holdings. There are a number of exemptions from PUHCA that are available for both domestic and foreign utility company owners, including those for QFs, Exempt Wholesale Generators and Foreign Utility Companies. AES has obtained, and believes that it will be able to obtain and maintain in the future, appropriate PUHCA exemptions for its utility acquisitions.


U.S. Environmental Regulations

                  The construction and operation of power projects are subject to extensive environmental and land use regulation. In the United States those regulations applicable to AES primarily involve the discharge of effluents into the water and emissions into the air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulation. These laws and regulations often require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. If such laws and regulations are changed and AES's facilities are not "grandfathered" (that is, made exempt by the fact that the facility pre-existed the law) or are otherwise not excluded, extensive modifications to a project's technologies and facilities could be required. If environmental laws or regulations were to change in the future, there can be no assurance that AES would be able to recover all or any increased costs from its customers or that its business and financial condition would not be materially and adversely affected. In addition, the Company may be required to make significant capital or other expenditures in connection with such changes in environmental laws or regulations. Although the Company is not aware of non-compliance with environmental laws which would have a material adverse effect on the Company's business or financial condition, at times the Company has been in non-compliance, although no such instance has resulted in revocation of any permit or license. While AES expects that environmental and land use regulations in the United States will continue to become more stringent over time, the Company is not aware of any currently planned changes in law that would result in a material adverse effect on its consolidated financial position.

                  Clean Air Act. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants (e.g., SO2 and NOx) from newly-built sources. In late 1990, Congress passed a set of amendments to the Clean Air Act (the "1990 Amendments"). All of AES's domestic operating plants perform at levels better than federal emission standards mandated for such plants under the Clean Air Act (as amended). The 1990 Amendments attempt to reduce acid rain precursor emissions (SO2 and NOX) from existing sources -- particularly large, older power plants that were exempted from certain regulations under the original Clean Air Act. Because AES's facilities are relatively new cogeneration units with low air emissions that qualify as "existing sources" under the 1990 Amendments, they have been "grandfathered" from certain acid rain compliance provisions of the 1990 Amendments. Other provisions of the Clean Air Act related to the reduction of ozone precursor emissions (VOC and NOx) have triggered "reasonably available control technology" ("RACT") requirements by various states to reduce such emissions.

                  The hazardous air pollutant provisions of the 1990 Amendments presently exclude electric steam generating facilities such as AES's domestic plants; however, the 1990 Amendments directed that the Environmental Protection Agency ("EPA" or the "Agency") prepare a study on hazardous air pollutant ("HAP") emissions from power plants. In the fall of 1996, EPA released an interim report on HAP emissions from power plants that tentatively concluded that the risk of contracting cancer from exposure to HAPs (except mercury) from most plants was very low (less than one in 1 million). EPA is developing a separate study on mercury emissions from power plants. The draft mercury study report is currently being reviewed by the federal Scientific Advisory Board and it is not certain when a final report will be released. A final comprehensive HAP report with recommendations is expected to be issued after EPA's review of mercury emissions from power plants is complete. If it is determined that mercury from power plants should be regulated, the use of "maximum available control technology" ("MACT") for mercury (which is now not subject to regulation) could be required.


                  In December 1996, EPA also released proposals to tighten ambient air quality standards for ozone and small particulate matter (so-called PM 2.5). If approved, these new standards will likely increase the number of nonattainment regions for ozone and particulates. These proposals are scheduled to be finalized in the summer of 1997. If new ozone and particulate matter nonattainment areas are created, AES's plants may be faced with further emission reduction requirements that could necessitate the installation of additional control technology.

                  Further, the Ozone Transport Assessment Group ("OTAG"), composed of state and local air regulatory officials from the 37 eastern-most states, is considering additional NOx emission reduction requirements that would go beyond current federal standards. In January 1997, EPA issued a notice of intent to require regional reductions in ozone precursors. EPA expects to issue its call for revisions to state implementation plans ("SIPs") in the spring of 1997. EPA's "SIP call" may implement some of the OTAG recommendations calling for reductions in NOx emissions. If more stringent NOx standards are adopted by EPA and/or certain states, AES could be required to install additional NOx emission control technologies at some of its plants, and/or obtain offsets or allocations from other emitters of these substances.

                  The Company does not believe that any of the potential additional requirements discussed above, if implemented, will have a material adverse effect on its results of operations and consolidated financial position.

                  Hazardous Waste Regulation. Based on a 1988 study, EPA has decided not to regulate most coal combustion ash as a hazardous waste; however, EPA reserved making a decision with respect to coal ash from fluidized bed combustion (the burning of coal in the presence of limestone), which is still being evaluated by the Agency. AES, along with other CFB owners and manufacturers, is currently participating in a study to evaluate whether or not CFB ash should be classified as hazardous. EPA is required to make a determination on whether to regulate CFB ash by April 1, 1998. If EPA decides to regulate fluidized bed coal ash as a hazardous or special waste, AES could incur additional ash disposal costs to dispose of ash from its plants that utilize fluidized bed boilers.


FOREIGN ENVIRONMENTAL REGULATIONS

                  AES now has ownership interests in operating power plants in a variety of countries outside the United States (China, Argentina, Brazil, United Kingdom, Hungary and Kazakstan). Each of these countries and the localities therein have separate laws and regulations governing the siting, permitting, ownership and power sales from AES's plants. These laws and regulations are often quite different than those in effect in the United States--and AES's non-U.S. businesses have been in substantial compliance with these different laws and regulations. In addition, projects funded by the World Bank are subject to World Bank environmental standards, which may be more stringent than local country standards but are typically not as strict as U.S. standards. Whenever possible, AES attempts to use advanced environmental cleanup technologies

(such as CFB coal technology or advanced gas turbines) in its non-U.S. power generation projects, in order to minimize environmental impacts.

                  Based on current trends, AES expects that environmental and land use regulations affecting its plants located outside the U.S. will likely become more stringent over time. This appears to be due in part to a greater participation by local citizenry in the monitoring and enforcement of environmental laws, better enforcement of applicable environmental laws by the regulatory agencies, and the adoption of more sophisticated environmental requirements. If foreign environmental and land use regulations were to change in the future, the Company may be required to make significant capital or other expenditures in order to comply. There can be no assurance that AES would be able to recover all or any increased costs from its customers or that its business, financial condition or results of operations would not be materially and adversely affected by future changes in foreign environmental and land use regulations.


PROPOSED LEGISLATION

                  In the United States, some states (for example, California, Illinois, Michigan, Massachusetts and Pennsylvania) have passed or are considering new legislation that permits utility customers to choose their electricity supplier in a competitive electricity market (so-called "retail access" or "customer choice" laws). While such "customer choice" plans differ in details, they usually share some important elements: (1) they allow customers to choose their electricity suppliers by a certain date (the dates in the existing or proposed legislation vary between 1998 and 2003); (2) they allow utilities to recover so-called "stranded assets"--the remaining costs of uneconomic generating or regulatory assets; and (3) they reaffirm the validity of existing QF contracts, and make provisions to assure payment over the contract life.

                  In order to guarantee payment of utilities' costs and the costs of QF contracts, some states have used or are proposing to use financial methods to "securitize" these payments. The "securitization" process might
involve  the  following   steps:   first,   the  financial   obligations  to  be
"securitized" would be legally affirmed through legislation. This legal obligation then is used to borrow money in public debt markets to pay off the obligation. The legal obligation allows the borrower to obtain a good credit rating and therefore a lower interest rate. In some cases, the benefits of the lower interest rate are passed on to retail electric customers (perhaps in the form of a rate decrease). "Securitization" of QF contract obligations, if applied to AES contracts in the future, would significantly reduce the risk to AES that its power sales contracts would not be honored due to potential financial difficulties of the utility purchaser.

                  In addition to state restructuring legislation, members of Congress have proposed new federal legislation to encourage customer choice and recovery of stranded assets. Some argue that federal legislation is needed to avoid the "patchwork quilt" effect of each state acting separately to pass restructuring legislation; others argue that each state should decide whether to allow retail choice. In early 1997 several bills were (and others are expected to be) submitted to Congress on electricity restructuring. While it is uncertain whether or when federal legislation dealing with electricity restructuring might be passed, it is the opinion of the Company that such legislation would not have a materially adverse effect on the Company's U.S. business.

                  In addition to the federal restructuring legislation proposals, a number of bills have been proposed by members of Congress to repeal all or portions of PURPA and/or PUHCA--as separate legislation if a comprehensive restructuring bill fails to pass. The Company believes that the repeal of PURPA and/or PUHCA is unlikely (and inappropriate) unless it is a part of a comprehensive restructuring bill.

                  In  anticipation  of  restructuring  legislation,   many  U.S.
utilities are seeking ways to lower their costs in order to become more competitive. These include the costs that utilities are required to pay under QF contracts, which the utilities may view as excessive when compared to current market prices. Many utilities are therefore seeking ways to lower these contract prices by renegotiating the contracts, or in some cases by litigation. While the Company is generally open to renegotiation of existing contracts, it believes that the aforementioned electricity market restructuring legislation will likely reduce both the pressure to renegotiate and the need for such contract renegotiations.


EMPLOYEES

                  At December 31, 1996, AES and its subsidiaries employed approximately 5,700 people, approximately 5,500 of whom are involved in operations or construction. Approximately 50 people are covered by a collective bargaining agreement at the AES Beaver Valley plant. The total number of people employed in facilities which AES operates or has an equity interest is approximately 13,000.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales

                  See the information contained under the caption "Geographic Segments" in Note 11 to the Consolidated Financial Statements contained in the

Registrant's Current Report on Form 8-K dated March 12, 1997, which information is incorporated herein by reference.


ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following is certain information concerning the present executive officers of the Registrant.

                  Roger W. Sant, 65 years old, co-founded the Company with Dennis Bakke in 1981. He has been Chairman of the Board and a director of the Registrant since its inception, and he held the office of Chief Executive Officer through December 31, 1993. He currently is Chairman of the Board of Directors of AES Chigen, an affiliate of the Registrant, The Summit Foundation and The World Wildlife Fund U.S., and serves on the Board of Directors of The World Resources Institute, World Wide Fund for Nature and Marriott International, Inc. He was Assistant Administrator for Energy Conservation and the Environment of the Federal Energy Agency ("FEA") from 1974 to 1976 and the Director of the Energy Productivity Center, an energy research organization affiliated with The Mellon Institute at Carnegie-Mellon University, from 1977 to 1981.

                  Dennis W. Bakke, 51 years old, co-founded the Registrant with Roger Sant in 1981 and has been a director of the Registrant since 1986. He has been President of the Registrant since 1987 and Chief Executive Officer since January 1, 1994. He currently is a director of AES Chigen. From 1987 to 1993, he served as Chief Operating Officer of the Registrant; from 1982 to 1986, he served as Executive Vice President of the Registrant; and from 1985 to 1986 he also served as Treasurer of the Registrant. He served with Mr. Sant as Deputy Assistant Administrator of the FEA from 1974 to 1976 and as Deputy Director of the Energy Productivity Center from 1978 to 1981. He is a trustee of Geneva College, Rivendell School and a member of the Board of Directors of MacroSonics Corporation.

                  Kenneth R. Woodcock, 53 years old, has been Senior Vice President for business development of the Registrant since 1987. From 1984 to 1987, he served as a Vice President for business development.

                  Thomas A. Tribone, 44 years old, has been Senior Vice President of the Registrant since 1990, and now heads an AES division responsible for power marketing, project development, construction and plant operations in South and Central America. From 1987 to 1990 he served as Vice President for project development and from 1985 to 1987 he served as project director of the AES Shady Point plant. He currently is as a director of AES Chigen.

                  Mark S. Fitzpatrick, 46 years old, has served as a Vice President of the Registrant since 1987, and became Managing Director of Applied Energy Services Electric Limited for the United Kingdom and Western Europe operations in 1990. From 1984 to 1987, he served as a project director of the AES Beaver Valley and AES Thames projects.

                  David G. McMillen, 58 years old, was named Vice President of the Company in December 1991. He was named President of AES Shady Point in 1995 and is currently plant manager of the AES Shady Point Plant. He was President of AES Thames from 1989 to 1995. From 1985 to 1988, he served as plant manager of the AES Beaver Valley plant and from 1986 to 1988 he served as President of AES Beaver Valley.

                  Dr. Roger F. Naill, 49 years old, has been Vice President for planning since 1981. Prior to joining the Registrant, Dr. Naill was Director of the Office of Analytical Services at the U.S. Department of Energy.

                  Barry J. Sharp, 37 years old, has been Vice President and Chief Financial Officer since 1987. He also served as Secretary of the Registrant until February 1996. From 1986 to 1987, he served as Director of Finance and Administration. Mr. Sharp is a CPA.

                  J. Stuart Ryan, 38 years old, was appointed Vice President of the Registrant effective January 1, 1994, and heads an AES division responsible for project development, construction and plant operations in Asia (excluding China), California and Hawaii. He served as general manager of a group within AES from 1988 to 1993.

                  Paul T. Hanrahan, 39 years old, was appointed Vice President of the Registrant effective January 1, 1994. He currently is President and Chief Executive Officer of AES Chigen, where he served as Executive Vice President, Chief Operating Officer and Secretary from December 1993 until February 1995. He was General Manager of AES Transpower, Inc., a subsidiary of the Registrant, from 1990 to 1993.

                  John Ruggirello, 46 years old, was appointed Vice President of the Registrant effective January 1997, and heads an AES division responsible for project development, construction and plant operations in North America (excluding Oklahoma, Hawaii and parts of California). He served as President of AES Beaver Valley from 1990 to 1996.

ITEM 2.  PROPERTIES

                  The Registrant leases its principal office in Arlington, Virginia. The Arlington lease expires in April 1999, and the Registrant has two renewal options thereafter for five years each. Subsidiaries of the Registrant also lease office space in Richmond, England; San Francisco, California; San Juan, Puerto Rico; Hong Kong; Beijing, China; Singapore; Buenos Aires, Argentina; New Delhi, India; Lahore, Pakistan; Brisbane, Australia; Taipei, Taiwan; Bangkok, Thailand; Rio de Janeiro, Brazil; and Sao Paulo, Brazil, none of which leases or leased premises is material.

                  The following table shows the material properties owned or leased by the Registrant, its subsidiaries, partnerships or affiliated plants. Except as noted, all of these properties are subject to mortgages or other liens or encumbrances granted to the lenders providing financing for the plant or project.

                                                        Land
                                                        Interest
Plant or Project                Location                Held                      Plant Description
------------------------------- ----------------------- ----------------- ------------------------------------
AES Deepwater                   Houston, Texas          Owned1            Coke-fired cogeneration power plant

AES Beaver Valley               Monaca, Pennsylvania    Leased            Coal-fired cogeneration power plant

AES Placerita                   Newhall, California     Leased            Natural gas-fired cogeneration
                                                                          power plant

AES Thames                      Montville, Connecticut  Leased            Coal-fired cogeneration power plant

AES Shady Point                 LeFlore County,         Owned             Coal-fired cogeneration facility
                                Oklahoma                                  and liquid carbon dioxide power
                                                                          plant

----------
1 Owmership by an owner trust for the benefit of bondholders; a subsidiary of AES is now the owner of all outstanding bonds.

                                                        Land
                                                        Interest
Plant or Project                Location                Held                      Plant Description
------------------------------- ----------------------- ----------------- ------------------------------------

AES Barbers Point               Oahu, Hawaii            Leased            Coal-fired cogeneration power plant

Kilroot                         Belfast Lough,          Leased            Coal and oil-fired power plant
                                Northern Ireland

Belfast West                    Belfast Port,           Leased            Coal-fired power plant
                                Northern Ireland

Medway                          Isle of Grain, England  Leased            Gas-fired power plant

Borsod (Tiszai)                 Kazincbarcika, Hungary  Owned2            Coal-fired power station and two
                                                                          underground coal mines

Tisza II (Tiszai)               Tiszaujvaros, Hungary   Owned2            Oil and natural gas-fired power
                                                                          plant

Tiszapalkonya (Tiszai)          Tiszapalkonya, Hungary  Owned2            Coal-fired cogeneration power plant

Cili Misty Mountain             Hunan Province,         Land Use Right2   Hydroelectric power plants
                                People's Republic of
                                China

Yangchun Sun Spring             Guangdong Province,     Land Use Right2   Diesel power plant
                                People's Republic of
                                China

----------
2    Not subject to mortgages, liens or encumbrances in favor of any lenders.

                                                        Land
                                                        Interest
Plant or Project                Location                Held                      Plant Description
------------------------------- ----------------------- ----------------- ------------------------------------

Wuxi Tin Hill                   Jiangsu Province,       Land Use Right2   Oil-fired gas turbine and heat
                                People's Republic of                      recovery steam turbine power
                                China                                     plants currently under
                                                                          construction
Wuhu Grassy Lake                Anhui Province,         Land Use Right2   Coal-fired power plant
                                People's Republic of
                                China

Ekibastuz                       Pavlodar Region,        Land Use Right2   Coal-fired power plant
                                Kazakstan

San Nicolas                     San Nicolas, Argentina  Owned             Power plant fueled by coal, oil,
                              gas or petroleum coke

Rio Juramento                   Salta, Argentina        Leased            Hydroelectric power plants

San Juan                        San Juan, Argentina     Leased            Hydroelectric power plants

AES Lal Pir and Pak Gen         Punjab, Pakistan        Owned             Oil-fired power plants under
                                                                          construction
Jiaozuo Aluminum Power          Henan Province,         Land Use Right2   Coal-fired power plant
                                People's Republic of
                                China

Chengdu Lotus City              Sichuan Province,       Land Use Right2   Natural gas-fired power plant
                                People's Republic of
                                China

                                                        Land
                                                        Interest
Plant or Project                Location                Held                      Plant Description
------------------------------- ----------------------- ----------------- ------------------------------------

Aixi Heart River                Sichuan Province,       Land Use Right2   Coal-fired power plant currently
                                People's Republic of                      under  construction
                                China


----------
2    Not subject to mortgages, liens or encumbrances in favor of any lenders.

Hefei Prosperity Lake           Anhui Province,         Land Use Right2   Oil-fired cogeneration power plant
                                People's Republic of
                                China

Barry                           Barry, United Kingdom   Leased            Gas-fired power plant

AES Warrior Run                 Cumberland, Maryland    Owned             Coal-fired power plant under
                                                                          construction

----------
2    Not subject to mortgages, liens or encumbrances in favor of any lenders.


ITEM 3.  LEGAL PROCEEDINGS

                  In November 1996, an action was filed against AES in the Court of Chancery of the State of Delaware in and for New Castle County, by a holder of 750 shares of AES Chigen Class A Common Stock, individually and on behalf of a purported class of public shareholders of the approximately 8.2 million outstanding shares of AES Chigen Class A Common Stock. AES Chigen is not named in the suit. An amended complaint was filed by the plaintiff on March 7, 1997. The amended complaint seeks preliminarily and permanently to enjoin AES from acquiring the outstanding shares of AES Chigen which it does not already own. In addition, the amended complaint seeks unspecified damages, including attorneys' fees and costs. In the original complaint, plaintiff's allegations state that AES, as the controlling shareholder of AES Chigen, breached its fiduciary duties to treat the plaintiff class with entire fairness in connection with AES's execution of an agreement with AES Chigen to acquire the outstanding AES Chigen Class A Common Stock at an allegedly grossly inadequate price. Plaintiff's amended complaint supplements the prior complaint and asserts claims that, among others things, AES breached its duty of candor to the plaintiff class. On March 13, 1997, counsel for the parties reached an agreement in principle to resolve the lawsuit, subject to court approval and the satisfaction of certain other conditions.

                  In February 1993, an action was filed in the 10th Judicial District Court, Galveston County, Texas against the Company, over 25 other corporations (including major oil refineries and chemical companies) and utilities, a utility district, four Texas cities, McGinnes Industrial Maintenance Corporation, Roland McGinnes and Lawrence McGinnes, claiming personal injuries, property, and punitive damages of $20 billion, arising from alleged releases of hazardous and toxic substances to air, soil and water at the McGinnes waste disposal site located in Galveston County. This matter was consolidated with two other related cases in December 1993. The complaint sets forth numerous causes of action, including fraudulent concealment, negligence and strict liability, including, among other things, allegations that the defendants sent hazardous, toxic and noxious chemicals and other waste products to the McGinnes site for disposal. In March 1995, the Company entered into a settlement agreement with certain plaintiffs, pursuant to which the Company paid seven thousand dollars in return for withdrawal of their claims against the Company. In October 1995 an amended complaint was filed in which several of the original causes of action have been dropped. The claims for negligence, strict liability and fraudulent concealment are still included. A number of original defendants have also been dismissed from the case. Based on the Company's investigation of the case to date, the Company believes it has meritorious defenses to each and every cause of action stated in the complaint and this action is being vigorously defended. The Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial statements.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         (a)      Market Information


PRICE RANGE OF COMMON STOCK

                  The common stock of the Company is currently traded on the New York Stock Exchange Composite Transaction reporting system (the "NYSE") under the symbol "AES". All stock prices from January 1, 1995 to and including October 15, 1996 were quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "AESC". The following table sets forth the high and low sale prices for the common stock as reported by Nasdaq or the NYSE for the periods indicated.

------------------------ ---------------------- -----------------------
1995                              High                         Low
------------------------ ---------------------- -----------------------
First Quarter                   $ 193/4                      $ 16
Second Quarter                     191/4                       16
Third Quarter                      215/8                       181/2
Fourth Quarter                     24                          183/4
------------------------ ---------------------- -----------------------
1996                              High                         Low
------------------------ ---------------------- -----------------------
First Quarter                   $ 251/4                      $ 21
Second Quarter                     295/8                       221/4
Third Quarter                      401/2                       277/8
Fourth Quarter                     501/8                       391/4
------------------------ ---------------------- -----------------------

         (b)      Holders

                  On  March  3,  1997,   there   were  731  record   holders  of
Registrant's Common Stock, par value $0.01 per share.

         (c)      Dividends

                  Under the terms of a corporate revolving loan and letters of credit facility of $425 million entered into with a commercial bank syndicate, the Company is currently prohibited from paying cash dividends. In addition, the Registrant is precluded from paying cash dividends on its Common Stock under the terms of a guaranty to the utility customer in connection with the AES Thames project in the event certain net worth and liquidity tests of the Registrant are not met. The Registrant has met these tests at all times since making the guaranty.

The ability of the Registrant's project subsidiaries to declare and pay cash dividends to the Registrant is subject to certain limitations in the project loan and other documents entered into by such project subsidiaries. Such limitations permit the payment of cash dividends out of current cash flow for quarterly, semiannual or annual periods only at the end of such periods and only after payment of principal and interest on project loans due at the end of such periods, and in certain cases after providing for debt service reserves. As of December 31, 1996, approximately $63 million was available under project loan documents for distribution by subsidiaries to the Registrant.

ITEM 6.      SELECTED FINANCIAL DATA

                                                                                     (in millions, except per share data)
------------------------------------------------ ------------- ------------- ------------- ------------- -------------
For the Years Ended December 31                        1996          1995          1994          1993          1992
------------------------------------------------ ------------- ------------- ------------- ------------- -------------

Statement of Operations Data
Revenues                                              $ 835         $ 679         $ 533         $ 519         $ 401
Operating costs and expenses                            557           426           297           323           246
Operating income                                        278           253           236           196           155
Income before income taxes, minority
  interest, and extraordinary item                      193           167           145            89            66
Extraordinary item                                     ----          ----             2          ----          ----
Net income                                              125           107           100            71            56
Net income per share:
  Before extraordinary item                            1.62          1.41          1.30         0.98           0.80
  Extraordinary item                                   ----         ----           0.02         ----           ----
Net income per share                                   1.62          1.41          1.32         0.98           0.80
Dividends per share - common stock                     ----         ----           ----         0.58           0.39

------------------------------------------------ ------------- ------------- ------------- ------------- -------------
As of December 31                                      1996          1995          1994          1993          1992
------------------------------------------------ ------------- ------------- ------------- ------------- -------------

Balance Sheet Data
Total assets                                         $3,622        $2,341        $1,915        $1,687        $1,552
Revolving bank loan (current)                            88            50         ----           ----          ----
Project financing debt (long term)                    1,558         1,098         1,019         1,075         1,146
Other notes payable (long term)                         450           125           125           125            50
Stockholders' equity                                    721           549           401           309           177

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  See the section entitled "Discussion and Analysis of Financial Condition and Results of Operations" contained in the Registrant's Current Report on Form 8-K dated March 12, 1997, which discussion and analysis are incorporated herein by reference.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See the information contained in the consolidated financial statements contained in the Registrant's Current Report on Form 8-K dated March 12, 1997, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  See the information with respect to the ages of the Registrant's directors in the table on page 5 and the information contained under the caption "Election of Directors" on pages 2 through 4 inclusive, of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 15, 1997, which information is incorporated herein by reference. See also the information with respect to executive officers of the Registrant under Item 1A of Part I hereof, which information is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

                  See the information contained under the captions "Compensation of Executive Officers" on pages 11 through 13 inclusive and "Compensation of Directors" on page 6, of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 15, 1997, which information is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners

                  See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" on page 5 of the Proxy Statement for the Annual Meeting of Stockholders of the

Registrant to be held on April 15, 1997, which information is incorporated herein by reference.

         (b)      Security Ownership of Management

                  See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" on page 5 of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 15, 1997, which information is incorporated herein by reference.

         (c)      Changes in Control

                  Not applicable.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.


PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

         (a)   Financial Statements, Financial Statement Schedules and Exhibits.

                  (1) Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries)

                  -- Report of Independent Auditors is incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 12, 1997.

                  -- Consolidated Balance Sheets at December 31, 1995 and 1996 are incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 12, 1997.

                  -- Consolidated Statements of Operations -- For the Years Ended December 31, 1994, 1995 and 1996 are incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 12, 1997.

                  -- Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1994, 1995 and 1996 are incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 12, 1997.

                  -- Notes to Consolidated Financial Statements -- For the Years Ended December 31, 1994, 1995 and 1996 are incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 12, 1997.

                  (2)      Financial Statement Schedules

                  --  See  Index  to  Financial   Statement   Schedules  of  the
Registrant and subsidiaries at page S-1 hereof, which Index is incorporated herein by reference.

                  (3)      Exhibits

                  3.1 Amended and Restated Certificate of Incorporation of The AES Corporation is incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  3.2  By-Laws  of  The  AES   Corporation,   as  amended,   are
incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (Registration No. 333-22513).

                  4.1(a) Indenture dated as of June 15, 1993 between The AES Corporation and The Bank of New York, including the form of 9 3/4 percent Senior Subordinated Note Due 2000, is incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-62910).

                  4.1(b) Form of Indenture dated as of July 1, 1996 between The AES Corporation and The First National Bank of Chicago, as Trustee, for the issuance from time to time of debentures, notes and other evidences of indebtedness is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-01286).

                  4.1(c) First Supplemental Indenture dated as of July 1, 1996 (Supplemental to Indenture dated as of July 1, 1996) between The AES Corporation and The First National Bank of Chicago, as Trustee, including the form of 10 1/4 percent Senior Subordinated Notes Due 2006, is incorporated herein by reference to Exhibit 4.1(c) to the Current Report on Form 8-K of the Registrant dated July 1, 1996.

                  10.1 Agreement for Purchased Power, dated January 10, 1983, between AES and Houston Lighting & Power Company, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.2 Electric Energy Purchase Agreement, dated August 15, 1985, between BV Partners and West Penn Power Company is incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.3 Electricity Purchase Agreement, dated as of December 6, 1985, between The Connecticut Light and Power Company and AES Thames, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.4 Amended Power Sales Agreement, dated as of December 10, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.5 Power Purchase Agreement, dated March 25, 1988, between AES Barbers Point, Inc. and Hawaiian Electric Company, Inc., as amended, is incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.6 Amended and Restated Coal Supply Agreement, dated April 13, 1988, between BV Partners and United Pittsburgh Coal Sales, Inc. is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.7 Coal and Limestone Supply and Ash Disposal Agreement, dated as of September 15, 1988, between LeFlore County Coal Company and AES Shady Point, Inc., as amended, is incorporated herein by reference to Exhibit
10.9 to the Registration Statement on Form S-1 (Registration No.
33-40483).

                  10.8 Coal and Limestone Supply and Ash Disposal Agreement, dated August 15, 1988, between P&K Co., Ltd. and AES Shady Point, Inc. is incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.9 Coal, Limestone, Waste Disposal and Railroad Transportation Agreement, dated as of September 18, 1986, between CSX Transportation, Inc. and AES Thames, Inc., as amended, is incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.10 Amended and Restated Fuel Supply Agreement, dated as of January 12, 1990, among AES Barbers Point, Inc., PT Kaltim Prima Coal and Sprague Energy Corp., as amended, is incorporated herein by reference to Exhibit
10.12 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.11 Inducement, Assignment and Stock Pledge Agreement, dated as of December 27, 1983, between Applied Energy Services, Inc. and The Connecticut Bank and Trust Company, National Association is incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.12 Amended and Restated Guarantee, dated as of November 30, 1990, by Applied Energy Services, Inc. and AES Connecticut Management, Inc. to The Connecticut Light and Power Company is incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.13 Guarantee Agreement, dated March 25, 1988, between Applied Energy Services Inc. and Hawaiian Electric Company, Inc., as amended, is incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.14 Application for Letter of Credit and Reimbursement Agreement, dated as of June 23, 1987, among AES Shady Point, Inc., Security Pacific National Bank, Union Bank, Credit Suisse, New York Branch, The Bank of Nova Scotia and Standard Chartered Bank is incorporated herein by reference to
Exhibit 10.20 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.15 Amended and Restated Credit Agreement, dated as of November 30, 1990, among AES Montville, Inc., certain banks named therein and Citibank, N.A., as agent, is incorporated herein by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.16 Ground Lease, dated as of August 15, 1985, between Atlantic Richfield Company and BV Partners is incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.17 Ground Lease, dated as of November 25, 1986, between Stone Connecticut Paperboard Corporation and AES Thames, Inc., as amended, is incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.18 Sublease, dated as of August 20, 1990, between Hawaii Pacific Industries, Inc. and AES Barbers Point, Inc., as amended, is incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.19 The AES Corporation Profit Sharing and Stock Ownership Plan is incorporated herein by reference to Exhibit 4c1 to the Registration Statement on Form S-8 (Registration No. 33-49262).*

                  10.20 The AES Corporation Incentive Stock Option Plan of 1991, as amended, is incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1995.*

                  10.21 Applied Energy Services, Inc. Incentive Stock Option Plan of 1982 is incorporated herein by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (Registration No. 33-40483).*

                  10.22 Deferred Compensation Plan for Executive Officers, as amended, is incorporated herein by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483).*

                  10.23     Deferred   Compensation   Plan  for  Directors,   as
amended, is incorporated herein by reference to Exhibit 10.33 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483).*

                  10.24 Assumption Agreement, dated as of November 30, 1990 among AES Montville, Inc., AES Thames, Inc. and Citibank, N.A., as agent, is incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.25 Credit and Reimbursement Agreement, dated as of March 20, 1990, among AES Barbers Point, Inc., certain banks named therein and Security Pacific National Bank, as agent, is incorporated herein by reference to
Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.26 Transmission Agreement, dated as of August 28, 1985, between Duquesne Light Company and AES Beaver Valley, Inc. is incorporated herein by reference to Exhibit 10.42 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483).

                  10.27 The AES Corporation Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.*

                  10.28 Subordinated Debt Agreement between AES Shady Point, Inc. and The AES Corporation dated as of December 6, 1991 is incorporated herein by reference to Exhibit 10.44 to the Registration Statement on Form S-1 (Registration No. 33-46011).

                  10.29 First Amendment to the Amended Power Sales Agreement, dated as of December 19, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to Exhibit
10.45 to the Registration Statement on Form S-1 (Registration No. 33-46011).

                  10.30 Amendment No. 1 dated as of July 16, 1987 to Application for Letter of Credit and Reimbursement Agreement, dated as of June 23, 1987, among AES Shady Point, Inc., Security Pacific National Bank, Union Bank, Credit Suisse, New York Branch, The Bank of Nova Scotia and Standard Chartered Bank is incorporated herein by reference to Exhibit 10.47 to the Registration Statement on Form S-1 (Registration No. 33-46011).

                  10.31 Amendment No. 2 dated as of December 18, 1987 to Application for Letter of Credit and Reimbursement Agreement, dated as of June 23, 1987, among AES Shady Point, Inc., Security Pacific National Bank, Union Bank, Credit Suisse, New York Branch, The Bank of Nova Scotia and Standard Chartered Bank is incorporated herein by reference to Exhibit 10.48 to the Registration Statement on Form S-1 (Registration No. 33-46011).

                  10.32 Amendment No. 3 dated as of June 3, 1988 to Application for Letter of Credit and Reimbursement Agreement, dated as of June 23, 1987, among AES Shady Point, Inc., Security Pacific National Bank, Union Bank, Credit Suisse, New York Branch, The Bank of Nova Scotia and Standard Chartered Bank is incorporated herein by reference to Exhibit 10.49 to the Registration Statement on Form S-1 (Registration No. 33-46011).

                  10.33 Amendment No. 4 dated as of July 1, 1991 to Application for Letter of Credit and Reimbursement Agreement, dated as of June 23, 1987, among AES Shady Point, Inc., Security Pacific National Bank, Union Bank, Credit Suisse, New York Branch, The Bank of Nova Scotia and Standard Chartered Bank is incorporated herein by reference to Exhibit 10.50 to the Registration Statement on Form S-1 (Registration No. 33-46011).

                  10.34 Amendment No. 5 dated as of December 6, 1991 to Application for Letter of Credit and Reimbursement Agreement, dated as of June 23, 1987, among AES Shady Point, Inc., Security Pacific National Bank, Union Bank, Credit Suisse, New York Branch, The Bank of Nova Scotia and Standard Chartered Bank is incorporated herein by reference to Exhibit 10.51 to the Registration Statement on Form S-1 (Registration No. 33-46011).

                  10.35 Agreement for the sale and purchase of the whole of the issued share capital of Kilroot Power Limited, Belfast West Power Limited and Cloghan Point (Holdings) Limited dated March 6, 1992 between The Department of Economic Development, Nigen Limited, The AES Corporation and Powerfin S.A., is incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.36 Variation Agreement dated May 31, 1992 between Cloghan Limited, The Department of Economic Development, Nigen Limited, The AES Corporation and Powerfin S.A., is incorporated herein by reference to Exhibit
10.55 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.37 Lease of Belfast West Power Station dated April 1, 1992 between Northern Ireland Electricity plc and Belfast West Power Limited, is incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.38 Lease of Kilroot Power Station dated April 1, 1992 between Northern Ireland Electricity plc and Kilroot Power Limited, is incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.39 Facility Agreement dated May 31, 1992 between Nigen Limited, Barclays Bank PLC and National Westminster Bank Plc as Lead Arrangers, ABN AMRO Bank N.V., Banque Indosuez, Barclays Bank PLC, The Industrial Bank of Japan, Limited and National Westminster Bank Plc as arrangers, Generale Bank S.A./NV as sponsor relationship bank, Barclays Bank PLC as agent, Ulster Bank Limited and the financial institutions named in the first schedule thereto, is incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.40 Coal and Oil Supply Contract for Kilroot Power Station dated May 31, 1992 between Powerfin S.A., Tractebel S.A. and Kilroot Power Limited, is incorporated herein by reference to Exhibit 10.59 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.41 Coal Supply Contract for Belfast West Power Station dated May 31, 1992 between Powerfin S.A., Tractebel S.A. and Belfast West Power Limited, is incorporated herein by reference to Exhibit 10.60 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.42 Agreement in Respect of Kilroot Power Station Generating Unit GT1 dated April 1, 1992 between Kilroot Power Limited and Northern Ireland Electricity plc., is incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.43 Schedule identifying a substantially identical agreement to the Agreement constituting Exhibit 10.42 hereto entered into between Kilroot Power Limited and Northern Ireland Electricity plc., is incorporated herein by reference to Exhibit 10.61(a) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.44 Agreement in Respect of Kilroot Power Station Generating Unit No. 1 dated April 1, 1992 between Kilroot Power Limited and Northern Ireland Electricity plc., is incorporated herein by reference to Exhibit 10.62 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.45 Schedule identifying a substantially identical agreement to the Agreement constituting Exhibit 10.44 hereto entered into between Kilroot Power Limited and Northern Ireland Electricity plc., is incorporated herein by reference to Exhibit 10.62(a) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.46 Agreement in Respect of Belfast West Power Station Generating Unit No. 1 dated April 1, 1992 between Belfast West Power Limited and Northern Ireland Electricity plc., is incorporated herein by reference to
Exhibit 10.63 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.47 Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10.46 hereto entered into between Belfast West Power Limited and Northern Ireland Electricity plc., is incorporated herein by reference to Exhibit 10.63(a) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.

                  10.48 $425,000,000 Credit Agreement dated as of May 20, 1996 among The AES Corporation, the Banks listed therein, Barclays Bank PLC, Morgan Guaranty Trust Company of New York and Union Bank of California, N.A., as Fronting Banks, and Morgan Guaranty Trust Company of New York, as Agent is incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K dated June 10, 1996.

                  10.49 Shareholders' Agreement dated as of May 27, 1996 among AES Coral Reef, Inc., Companhia Siderurgica Nacional, EDF International S.A., Houston Industries Energy - Cayman, Inc. (the "Shareholders") and BNDES Participacoes S.A. is incorporated herein by reference to Exhibit 10.67 to the Company's Current Report on Form 8-K dated June 10, 1996.

                  10.50 Addendum to Shareholders Agreement dated as of May 30, 1996 among the Shareholders and InvestLight - Clube de Investimento dos Empregados da Light is incorporated herein by reference to Exhibit 10.68 to the Company's Current Report on Form 8-K dated June 10, 1996.

                  10.51 The AES Corporation Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.64 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.*

                  10.52 Sponsors' Support Agreement dated as of May 16, 1995 among AES Transpower, Inc. and The AES Corporation as Sponsors; AES Lal Pir Limited as the Borrower; the International Finance Corporation and The Bank of Tokyo, Ltd. as Facility Agents, is incorporated herein by reference to Exhibit
10.30 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1995.

                  10.53 Sponsors' Support Agreement dated as of January 5, 1996 among The AES Corporation as Sponsor; AES Pakistan Holdings and AES Pak Gen Holdings, Inc. as Sponsors and Shareholders; AES Pak Gen (Private) Company as Borrower; the International Finance Corporation and The Bank of Tokyo, Ltd. as Facility Agents, is incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1995.

                  10.54 Asset Purchase Agreement dated as of February 17, 1997 by and between NGC Corporation and The AES Corporation.

                  11  Statement  of   computation   of  earnings  per  share  is
incorporated herein by reference to Exhibit 11 to the Company's Current Report on Form 8-K dated March 12, 1997.

                  12 Statement of computation of ratio of earnings to fixed charges is incorporated herein by reference to Exhibit 12 to the Company's Current Report on Form 8-K dated March 12, 1997.

                  21     Significant subsidiaries of The AES Corporation.

                  23     Consent of Independent Auditors, Deloitte & Touche LLP.

                  24       Powers of Attorney.

                  27       Financial Data Schedule  (Article 5) is  incorporated
herein by reference to Exhibit 27 to the Company's Current Report on Form 8-K dated March 12, 1997.

                  99       Current  Report on Form 8-K of the  Registrant  dated
March 12, 1997.

         *    indicates that exhibit is a compensatory plan or arrangement.

                  (b)      Reports on Form 8-K

                  Registrant filed a Current Report on Form 8-K dated November 13, 1996 in respect of Registrant's press release dated November 12, 1996 announcing that Registrant had entered into an agreement to acquire all the outstanding shares of the Class A Common Stock of AES Chigen.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997

                               THE AES CORPORATION
                                                              (Company)

                                                    By: /s/ Dennis W. Bakke
                                                       -------------------------
                                                        Name: Dennis W. Bakke
                                                        Title: President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                    SIGNATURE                                     TITLE                            DATE

/s/ Roger W. Sant *
----------------------------------------            Chairman of the Board               March  28, 1997
                 (Roger W. Sant)

/s/ Dennis W. Bakke
----------------------------------------            President, Chief Executive          March  28, 1997
                (Dennis W. Bakke)                   Officer (principal executive
                                                    officer) and Director
/s/ Vicki-Ann Assevero *
----------------------------------------                                                March  28, 1997
              (Vicki-Ann Assevero)                  Director

/s/ Alice F. Emerson *
----------------------------------------                                                March  28, 1997
              (Dr. Alice F. Emerson)                Director

/s/ Robert F. Hemphill, Jr. *
----------------------------------------                                                March  28, 1997
            (Robert F. Hemphill, Jr.)               Director

/s/ Frank Jungers *
----------------------------------------                                                March  28, 1997
                 (Frank Jungers)                    Director


                    SIGNATURE                                     TITLE                            DATE

/s/ Henry R. Linden *
----------------------------------------                                                March  28, 1997
             (Dr. Henry R. Linden)                  Director


----------------------------------------                                                March    , 1997
              (John H. McArthur)                    Director

/s/ Russell E. Train *
----------------------------------------                                                March  28, 1997
              (Russell E. Train)                    Director

/s/ Thomas I. Unterberg *
----------------------------------------                                                March  28, 1997
             (Thomas I. Unterberg)                  Director

/s/ Robert H. Waterman, Jr. *
----------------------------------------                                                March  28, 1997
           (Robert H. Waterman, Jr.)                Director

/s/ Barry J. Sharp
----------------------------------------            Vice President and Chief            March  28, 1997
               (Barry J. Sharp)                     Financial Officer (principal
                                                    financial and accounting officer)


                                                      *By: /s/ William R. Luraschi
                                                           -------------------------
                                                              Attorney-in-fact



THE AES CORPORATION AND SUBSIDIARIES
------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

INDEPENDENT

S- 2     Independent Auditors' Report

S- 3     Schedule I - Condensed Financial Information of Registrant

S- 8     Schedule II - Valuation and Qualifying Accounts


                  Schedules other than those listed above are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto incorporated by reference in Item 8 hereof.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of The AES Corporation:

We have audited the consolidated financial statements of The AES Corporation as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 30, 1997, except for Note 13, as to which the date is February 18, 1997; such consolidated financial statements and report are included in your Current Report on Form 8-K dated March 12, 1997 and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of The AES Corporation, listed in the index to the consolidated financial statement schedules on page S-1. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Washington, D.C.
January 30, 1997


 THE AES CORPORATION                                                          SCHEDULE I
 --------------------------------------------- ------------------------------------------

 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
 UNCONSOLIDATED BALANCE SHEETS
 (in millions)


 ASSETS                                                                December 31
------------------------------------------------------- -------------------------------
                                                                  1995            1996
Current Assets:
     Cash and cash equivalents                                $     2         $     5
     Accounts receivable                                            2               2
     Accounts and notes receivable from subsidiaries
                                                                   64              89
     Prepaid expenses and other                                    11               2
------------------------------------------------------- --------------- ---------------
     Total current assets                                          79              98

Investment in subsidiaries (on the equity method)                 556             893

Office Equipment:
     Cost                                                           4               5
     Accumulated depreciation                                      (3)             (4)
------------------------------------------------------- --------------- ---------------
     Office equipment, net                                          1               1

Other Assets:
     Deferred costs (Less accumulated amortization:
       1995, $3, 1996, $9)                                          6              16
     Project Development costs                                     40              53
     Investment in affiliate                                       --              --
     Deferred income taxes                                          8              20
     Notes receivable from subsidiaries                            40             156
     Escrow deposits and other assets                               9              56
------------------------------------------------------- --------------- ---------------
     Total other assets                                           103             301
------------------------------------------------------- --------------- ---------------

TOTAL                                                            $739          $1,293
------------------------------------------------------- --------------- ---------------




                             See notes to Schedule I


THE AES CORPORATION                                                          SCHEDULE I
------------------------------------------------ ---------------------------------------

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
UNCONSOLIDATED BALANCE SHEETS
(in millions)


 LIABILITIES AND STOCKHOLDERS' EQUITY                                  December 31
 ----------------------------------------------------------- --------------------------
                                                                  1995            1996
 Current Liabilities:
      Accounts payable                                      $        3     $        2
      Accrued liabilities                                            9             29
      Other notes payable                                           50             88
 ------------------------------------------------------- -------------- ---------------
      Total current liabilities                                     62            119

 Long-term Liabilities:
      Other notes payable                                          125            450
      Other long-term liabilities                                    3              3
 ------------------------------------------------------- -------------- ---------------
      Total long-term liabilities                                  128            453

 Stockholders' Equity:
      Preferred stock                                               --             --
      Common stock                                                   1              1
      Additional paid-in capital                                   293            360
      Retained earnings                                            271            396
      Treasury Stock                                                (6)            (3)
      Cumulative translation adjustment                            (10)           (33)
 ------------------------------------------------------- -------------- ---------------
      Total stockholders' equity                                   549            721
 ------------------------------------------------------- -------------- ---------------

 TOTAL                                                            $739         $1,293
 ------------------------------------------------------- -------------- ---------------





                             See notes to Schedule I


THE AES CORPORATION                                                                                     SCHEDULE I
------------------------------------------------------ ------------------------------------------------------------

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF UNCONSOLIDATED OPERATIONS
(in millions)

                                                                         For the Years Ended December 31
-------------------------------------------------------------- ----------------------------------------------------
                                                                      1994              1995              1996

Revenues                                                           $      47        $      58         $      59
Equity in earnings of subsidiaries                                       106              108               142
-------------------------------------------------------------- ---------------- ----------------- -----------------
     Total revenues                                                      153              166               201

Operating Costs and Expenses:
     Cost of sales and services                                           30               47                46
     Selling, general and administrative expenses                         24               19                30
-------------------------------------------------------------- ---------------- ----------------- -----------------
     Total operating costs and expenses                                   54               66                76
-------------------------------------------------------------- ---------------- ----------------- -----------------

Operating Income                                                          99              100               125
Interest Income/(Expense)                                                  7                7               (15)
-------------------------------------------------------------- ---------------- ----------------- -----------------

Income before income taxes and extraordinary item                        106              107               110
Income Tax Expense (Benefit)                                               4               --               (15)
-------------------------------------------------------------- ---------------- ----------------- -----------------

Net income before extraordinary item                                     102              107               125
Extraordinary item - loss on extinguishment of debt (less
     applicable income taxes of $1)                                        2               --                --
-------------------------------------------------------------- ---------------- ----------------- -----------------

-------------------------------------------------------------- ---------------- ----------------- -----------------
   Net Income                                                           $100             $107              $125
-------------------------------------------------------------- ---------------- ----------------- -----------------






                             See notes to Schedule I


THE AES CORPORATION                                                                                       SCHEDULE I
----------------------------------------------------------- ---------------------------------------------------------

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF UNCONSOLIDATED CASH FLOWS
(in millions)

                                                                               For the Years Ended December 31,
-------------------------------------------------------------------------- ------------------------------------------
                                                                                  1994         1995             1996

Net cash provided by operating activities                                   $        1   $        1               17

Investing Activities
     Issuance of notes receivable                                                  (1)            2             (19)
     Acquisitions                                                                   --        (130)            (148)
     Dividends from subsidiaries                                                    62           88              130
     Additions to office equipment                                                 (1)           --               --
     Project development costs, net                                               (17)         (34)             (16)
     Investment  in subsidiaries                                                   (6)         (32)            (322)
     Escrow deposits and other                                                       3          (4)             (47)
-------------------------------------------------------------------------- ------------ ------------ ----------------
Net cash provided by (used in) investing activities                                 40        (110)            (422)

Financing Activities
     Net borrowings under the revolver                                              --           50              163
     Proceeds from other notes payable                                              --           --              243
     Principal payments on other notes payable                                      --           --               --
     Proceeds from issuance of common stock                                          1            1                2
     Purchased treasury stock                                                       --          (6)               --
     Dividends paid                                                                 --           --               --
     Other                                                                          --           --               --
-------------------------------------------------------------------------- ------------ ------------ ----------------
Net cash provided by financing activities                                            1           45              408

Increase/(decrease) in cash and cash equivalents                                    42         (64)                3

Cash and cash equivalents, beginning                                                24           66                2
-------------------------------------------------------------------------- ------------ ------------ ----------------
Cash and cash equivalents, ending                                          $        66   $        2         $      5
-------------------------------------------------------------------------- ------------ ------------ ----------------






                             See notes to Schedule I

THE AES CORPORATION                                                   SCHEDULE I
----------------------------------------------------------- --------------------


NOTES TO SCHEDULE I

1.  APPLICATION OF SIGNIFICANT ACCOUNTING PRINCIPLES

                  Accounting  for   Subsidiaries  --  The  AES  Corporation  has
accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

                  Revenues -- Construction management fees earned by the parent from its consolidated subsidiaries are eliminated.

                  Income Taxes -- Effective January 1, 1995, The AES Corporation and other affiliated companies (the "group") changed its method of allocating income taxes and no longer allocates tax benefits available from other members of the group when calculating its tax balances. This more accurately depicts the tax assets and liabilities of The AES Corporation and its subsidiaries on a "stand alone" basis. The Company joins in filing a consolidated U.S. income tax return with the group. This allows the Company to combine its separate Company income or loss with the income or loss of the group. The unconsolidated income tax expense or benefit computed for the Company in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, reflects the tax assets and liabilities of the Company on a stand alone basis and the effect of filing a consolidated U.S. income tax return with the group. The effect of this change on the unconsolidated balance sheet was to decrease the deferred tax liability at the parent company level by approximately $81 million and decrease the accounts and notes receivable from subsidiaries by the same amount at January 1, 1995. The resulting deferred tax asset recorded on the unconsolidated balance sheet represents tax payments due from affiliates under tax sharing agreements.

                  Accounts and Notes Receivable from Subsidiaries -- Such amounts have been shown in current or long-term assets based on terms in agreements with subsidiaries, but payment is dependent upon meeting conditions precedent in the subsidiary loan agreements. The non-current portion of this balance includes a loan to AES Tiszai of $99 million.


2.  SCHEDULE OF MATURITIES

                  Long-term debt of $125.0 million at December 31, 1995 consisted of senior subordinated of $75.0 payable in 2000 and $50.0 million convertible subordinated debentures which were converted into 1.9 million shares of common stock of the Company at a conversion price of $26.16 per share. The long-term debt of $450 million at December 31, 1996 consisted of $75 million of senior subordinated notes due 2000, $250 million of senior subordinated notes due 2006, and the corporate revolving bank loan of $125 million.


THE AES CORPORATION                                                                                         SCHEDULE II
----------------------------------------------------------- ------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

                                                       Balance at      Charged to      Balance at
                                                      Beginning of      Costs and        End of
                    Description                          Period         Expenses         Period
----------------------------------------------------- -------------- ---------------- -------------

Allowance for contract receivables
   Year ended December 31, 1996                          $    --         $    20        $    20

Amortization of deferred costs
   Year ended December 31, 1994                          $    23          $    3        $    26
   Year ended December 31, 1995                               26               5             31
   Year ended December 31, 1996                               31               5             36


Exhibit Index

Exhibit                                                                    Sequentially
Number            Document                                                 Numbered Page
------            --------                                                 -------------
10.54             Asset Purchase  Agreement dated as of February 17,
                  1997 by  and between  NGC Corporation  and The AES
                  Corporation.

21                Significant  subsidiaries of  The AES Corporation.

23                Consent of Independent Auditors, Deloitte & Touche
                  LLP.

24                Power of Attorney.

99                Current Report on Form 8-K of the Registrant dated
                  March 12, 1997.