Form 10-Q
period 1997-03-31
AES CORPORATION
filed 1997-05-15
CIK 874761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended March 31, 1997
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes /X/ No/ /

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 30, 1997 was 80,195,365.

                               THE AES CORPORATION
                                      INDEX

                                                                           Page
PART 1.  FINANCIAL INFORMATION

Item 1.       Interim Financial Statements:
              Consolidated Statements of Operations......................   2
              Consolidated Balance Sheets................................   3
              Consolidated Statements of Cash Flow.......................   5
              Notes to Consolidated Financial Statements.................   6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  10

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.........................................   18
Item 2.       Changes in Securities.....................................   19
Item 3.       Defaults Upon Senior Securities...........................   19
Item 4.       Submission of Matters to a Vote of Security Holders.......   19
Item 5.       Other Information.........................................   19
Item 6.       Exhibits and Reports on Form 8-K..........................   19
Signature     ..........................................................   21

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 1996 AND 1997

--------------------------------------------------------------------------------
(Unaudited)                                                  Three      Three
                                                             Months     Months
                                                             Ended      Ended
                                                           03/31/96    03/31/97
--------------------------------------------------------------------------------
($ in millions, except per share amounts)

REVENUES:
Sales and services ...................................       $ 172        $ 261

OPERATING COSTS AND EXPENSES:
Cost of sales and services ...........................          98          167
Selling, general and administrative expenses .........           9            9
Provision to reduce contract receivable ..............          --            7
                                                             -----        -----

Total operating costs and expenses ...................         107          183
                                                             -----        -----

OPERATING INCOME .....................................          65           78

OTHER INCOME AND (EXPENSE):
Interest expense .....................................         (30)         (44)
Interest income ......................................           5            8
Equity in net earnings of affiliates
(net of income tax) ..................................           5           16
                                                             -----        -----

INCOME BEFORE INCOME TAXES AND
     MINORITY INTEREST ...............................          45           58

Income taxes .........................................          15           16
Minority interest ....................................           1            2
                                                             -----        -----

NET INCOME ...........................................       $  29        $  40
                                                             =====        =====


NET INCOME PER SHARE: ................................       $0.38        $0.50
                                                             =====        =====


                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND MARCH 31, 1997

--------------------------------------------------------------------------------
(Unaudited)                                                 12/31/96    03/31/97
--------------------------------------------------------------------------------
($ in millions)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents ............................     $   185      $   423
Short-term investments ...............................          20           26
Accounts receivable, less provision
 to reduce contract receivable of $20 and $27 ........          95           86
Inventory ............................................          81           71
Receivable from affiliates ...........................           9           12
Deferred income taxes ................................          65           49
Prepaid expenses and other current assets ............          47           63
                                                           -------      -------

Total current assets .................................         502          730

PROPERTY, PLANT AND EQUIPMENT:
Land .................................................          30           30
Electric and steam generating facilities .............       1,884        1,889
Furniture and office equipment .......................          14           14
Accumulated depreciation and amortization ............        (282)        (295)
Construction in progress .............................         574          666
                                                           -------      -------

Property, plant and equipment, net ...................       2,220        2,304

OTHER ASSETS:
Deferred costs, net ..................................          47           59
Project development costs ............................          53           59
Investments in and advances to affiliates ............         491          590
Debt service reserves and other deposits .............         175          207
Goodwill and other intangible assets, net ............          52           52
Other assets .........................................          82           77
                                                           -------      -------

Total other assets ...................................         900        1,044
                                                           -------      -------

TOTAL ................................................     $ 3,622      $ 4,078
                                                           =======      =======

                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND MARCH 31, 1997

--------------------------------------------------------------------------------
(Unaudited)                                                 12/31/96    03/31/97
--------------------------------------------------------------------------------
($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .................................       $    64        $    61
Income taxes payable .............................            --              4
Accrued interest .................................            25             31
Accrued and other liabilities ....................            95             70
Other notes payable - current portion ............            88             --
Project financing debt - current portion .........           110            110
                                                         -------        -------

Total current liabilities ........................           382            276

LONG-TERM LIABILITIES:
Project financing debt ...........................         1,558          1,841
Other notes payable ..............................           450            325
Deferred income taxes ............................           243            228
Other long-term liabilities ......................            55             56
                                                         -------        -------

Total long-term liabilities ......................         2,306          2,450

MINORITY INTEREST ................................           213            211

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF AES ..................            --            250

STOCKHOLDERS' EQUITY:
Common stock .....................................             1              1
Additional paid-in capital .......................           360            509
Retained earnings ................................           396            436
Cumulative foreign currency
translation adjustment ...........................           (33)           (52)
Less treasury stock at cost ......................            (3)            (3)
                                                         -------        -------

Total stockholders' equity .......................           721            891
                                                         -------        -------

TOTAL ............................................       $ 3,622        $ 4,078
                                                         =======        =======

                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

-------------------------------------------------------------------------------
(Unaudited)                                                    Three     Three
                                                              Months     Months
                                                               Ended     Ended
                                                             03/31/96   03/31/97
--------------------------------------------------------------------------------
($ in millions)

OPERATING ACTIVITIES:
Net Income ...............................................     $  29      $  40
Adjustments to net income:
    Depreciation, depletion and amortization .............        14         15
    Provision for deferred taxes .........................        14          5
    Undistributed earnings of affiliates .................        (4)       (16)
    Other ................................................         1        (12)
Change in working capital ................................        (9)       (22)
                                                               -----      -----

Net cash provided/(used) by operating activities .........        45         10

INVESTING ACTIVITIES:
  Property additions .....................................       (45)       (97)
  Acquisitions, net of cash acquired .....................       (20)        --
  Sale/(purchase) of short-term investments ..............         8         (6)
  Affiliate advances and investments .....................        (1)       (90)
  Project development costs ..............................        (2)        (6)
  Debt service reserves and other assets .................        (6)       (39)
                                                               -----      -----
Net cash used in investing activities ....................       (66)      (238)

FINANCING ACTIVITIES:
  Net repayments under the revolver ......................       (19)      (213)
  Issuance of company - obligated mandatorily
    redeemable preferred securities ("TECONS") ...........        --        244
  Issuance of project financing debt and
    other notes payable ..................................        20        296
  Repayments of project financing debt ...................       (12)       (12)
  Minority partner payments ..............................        (1)         2
  Issuance of common stock ...............................         1        149
                                                               -----      -----
Net cash provided/(used) by financing activities .........       (11)       466

Increase/(decrease) in cash and cash equivalents .........       (32)       238

Cash and cash equivalents, beginning .....................       239        185
                                                               -----      -----
Cash and cash equivalents, ending ........................     $ 207      $ 423
                                                               -----      -----
                                                               =====      =====

Supplemental disclosures:
Cash payments for interest ...............................     $  23      $  38
Cash payments for income taxes ...........................         1         11

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

     In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 1996 and 1997, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the financial statements which are incorporated by reference in the Company's Annual Report on Form 10K for the year ended December 31, 1996.

2.   Net Income Per Share

     Net income per share is based on the weighted average number of common stock and common stock equivalents outstanding, after giving effect to stock splits. Common stock equivalents include dilutive stock options, warrants, and deferred compensation arrangements. The effect of such common stock equivalents on net income per share is computed using the treasury stock method. The shares used in computing net income per share were 76.1 million and 80.0 million for the quarters ended March 31, 1996 and 1997, respectively.

     SFAS No. 128, "Earnings per Share" becomes effective December 15, 1997, and will be adopted by the Company at December 31, 1997. Early adoption is not permitted, however, pro forma basic and diluted earnings per share as computed in accordance with SFAS No. 128 would have been as follows:

                                        Quarter Ended         Quarter Ended
                                        March 31, 1996        March 31, 1997
                                        --------------        --------------

       Basic earnings per share             $ 0.38                $ 0.52
       Diluted earnings per share           $ 0.37                $ 0.50

3.   Financing

     In March 1997, the Company issued approximately $250 million of Company-obligated mandatorily redeemable preferred securities ("TECONS") with a 5 3/8% yield and a 23.5% conversion premium, and approximately $150 million of its common stock at a price of $58.625 per share in a combined public offering.


4.   Inventory

     Inventory, valued at the lower of cost (principally first in, first out method) or market, consists of coal and other raw materials used in generating electricity and steam, and spare parts, materials and supplies. Inventory at December 31, 1996 and March 31, 1997 consisted of the following (in millions):

                                                    1996           1997
                                                    ----           ----
       Coal, oil and other raw materials            $ 57           $ 48
       Spare parts, materials and supplies            24             23
                                                    ----           ----
       Total                                        $ 81           $ 71
                                                    ====           ====


5.   Acquisitions

     In January 1997, AES, through certain subsidiaries, acquired for approximately $82 million an additional 2.4% of Light-Servicos de Electricidade ("Light"), the integrated electric utility that serves Rio de Janeiro, Brazil. In May 1996, a subsidiary of AES participated in a consortium which acquired a 50.44% controlling interest in Light. The January investment increases AES's holdings in Light to 13.75%.

     In February 1997, AES agreed to acquire the international assets of Destec Energy, Inc. ("Destec") for a total of $407 million (including approximately $42 million of net monetized assets). The purchase will include five electric generating plants in construction or operation and a number of power projects in development. The Company expects to fund its acquisition through corporate borrowings and cash available from the proceeds of the offerings discussed in footnote number three above. The acquisition remains subject to certain governmental and other approvals.

     In August 1996, the Company, through a subsidiary, acquired a controlling interest in three power plants totaling 1,281 megawatts and a coal mine through the purchase of an 81% share of Tisza Eromu Rt. ("AES Tisza"), an electricity generating company in Hungary for $110 million. In December 1996, the subsidiary of the Company acquired an additional 13% for $17 million.

     Also in August 1996, the Company acquired, through a subsidiary, a majority controlling interest in a 4,000 megawatt coal-fired facility in Kazakstan ("AES Ekibastuz") for approximately $3 million.

     The acquisitions were accounted for as purchases. The accompanying statements of operations include the operating results of AES Tisza and AES Ekibastuz and equity earnings from Light from the dates of those acquisitions and investments. The following table presents supplemental unaudited pro forma operating results as if all of the acquisitions had occurred at the beginning of 1996 (in millions, except per share amounts):

                                          Three months
                                             3/31/96
                                             -------
         Revenues                             $ 240
         Net Income                           $  22
         Net Income Per Share                 $0.29

6.   Investments In And Advances To Affiliates

     The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented include the condensed income statement accounts of NIGEN, Ltd. (47% owned UK affiliate) and Medway Power Ltd. (25% owned UK affiliate) for the quarter ended March 31, 1996 and the condensed income statement accounts for NIGEN, Ltd., Medway Power Ltd. and Light (13.75% owned Brazilian affiliate) for the quarter ended March 31, 1997.
                                       March 31,    March 31,
                                         1996         1997
                                       -------      -------
         Sales ...................       101          313
         Operating Income ........        46           93
         Net Income ..............        13           41


7.   Litigation

     In December 1996, an action was filed against AES in the Court of Chancery of the State of Delaware in and for New Castle County, by a holder of 750 shares of AES Chigen Class A Common Stock, individually and on behalf of a purported class of public shareholders of the approximately 8.2 million then outstanding shares of AES Chigen Class A Common Stock. An amended complaint was filed by the plaintiff on March 7, 1997. The amended complaint sought, among other items, preliminarily and permanently to enjoin AES from acquiring the outstanding shares of AES Chigen which it did not already own. In addition, the amended complaint sought unspecified damages, including attorneys' fees and costs. On March 13, 1997, counsel for the parties reached an agreement in principle to resolve the lawsuit, subject to court approval and the satisfaction of certain other conditions. The amalgamation was approved by the public shareholders of AES Chigen on April 10, 1997, and the amalgamation was consummated on May 8, 1997.

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

     The Company is involved in certain other legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.


8.   Subsequent Events

     In April 1997, the proposed amalgamation between AES Chigen and a subsidiary of AES was approved by the shareholders of AES Chigen, and in May 1997, the amalgamation was completed. The Company issued approximately 2.5 million shares of its common stock for the additional 52% of AES Chigen.

     Also in April 1997, a subsidiary of AES, and its partner, Community Energy Alternatives ("CEA"), won a bid to acquire 90% of two integrated electricity companies serving certain portions of the Province of Buenos Aires, Argentina for an aggregate purchase price of $565 million. AES will own 60% of each company, CEA will own 30% and 10% will be owned by the employees of each of the two acquired companies. The Company expects to fund its portion of this acquisition through a combination of project financing debt, corporate borrowings and available cash. The Company anticipates that the acquisition will be completed in the second quarter of 1997.

Item 2.  Discussion and Analysis of Financial Condition and Results of
         Operations.

General

     The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are primarily engaged in the business of selling electricity to customers in the United States, England, Northern Ireland, Argentina, China, Brazil, Hungary and Kazakstan. Electricity sales accounted for 97% of total revenues during 1996. Other sales arise from the sale of steam and other commodities related to the Company's cogeneration operations. Service revenues represent fees earned in connection with energy consulting, wholesale power services and services provided by AES to its affiliates.

     The electricity sold is generated by power plants owned or leased by the Company's subsidiaries and affiliates. AES operates and owns (entirely or in part) a diverse portfolio of electric power plants with a total capacity of approximately 11,300 megawatts. Of that total, approximately 9,600 are in operation and approximately 1,700 are in construction. Because of the significant magnitude and complexity of building electric generating plants, construction periods often range from two to four years, depending on the technology and location. AES currently expects that projects now under construction will reach commercial operation and begin to sell electricity at various dates through 1999. The completion of each plant in a timely manner is generally supported by a guarantee from each plant's construction contractor; however, it remains possible, due to changes in the economic, political, technological, regulatory or logistical circumstances surrounding individual plants and their locations, that commercial operations may be delayed.

     AES believes that there is significant demand for both new and more efficiently operated electric generating capacity in many regions around the world. In an effort to further grow and diversify the Company's portfolio of electric generating plants, AES is pursuing, through its integrated divisions, additional greenfield developments and acquisitions in many countries. Several of these acquisitions, if consummated, would require the company to obtain substantial additional financing, including both debt and equity financing, in the short term.

     Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts for the sale of electricity and are in various stages of developing the related greenfield projects. Because these potential projects have yet to begin construction or procure committed long-term financing ("financial closing"), there exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones.  As  of  March  31,  1997,  capitalized  costs  for  projects  under development were $59 million. The Company believes that the costs are recoverable; however, no assurance can be given that changes in circumstances related to individual projects will not occur or that any of these projects will be completed and reach commercial operation.

     A portion of the electricity sales from certain plants is not subject to a contract and is available for sale, when economically advantageous, in the relevant spot electricity market. The prices paid for electricity in the spot markets may be volatile and are dependent on the behavior of the relevant economies, including the demand for and retail price of electricity and the competitive price and availability of power from other suppliers.

     AES has been successful in acquiring a portion of its portfolio by participating in competitive bidding under government sponsored privatization initiatives and has been particularly interested in acquiring existing assets in electricity markets that are promoting competition. In such privatizations, sellers generally seek to complete competitive solicitations in less than one year, much quicker than greenfield development, and require payment in full on transfer. AES believes that its experience in competitive markets and its integrated divisional structure, with geographically dispersed locations, enable it to react quickly and creatively in such situations.

     The nature of most of the Company's operations is such that each facility generally relies on one power sales contract with a single electric utility customer or a regional or national transmission and distribution customer for the majority, if not all, of its revenues. During 1996, the Company's five largest customers accounted for 73% of total revenues. The prolonged failure of any one utility customer to fulfill its contractual payment obligations in the future could have a substantial negative impact on AES's results of operations. Where possible, the Company has sought to reduce this risk, in part, by entering into power sales contracts with utilities that have their debt or preferred stock rated "investment grade" by nationally recognized rating agencies and by locating its plants in different geographic areas in order to mitigate the effects of regional economic downturns. Sales to Connecticut Light & Power
Company ("CL&P") represented 16% of the Company's total revenues in 1996. Moody's Investor Services ("Moody's") and Standard & Poor's ("S&P") have rated CL&P's senior secured long-term debt Baa3/BBB- and placed CL&P on creditwatch with a negative outlook. In March 1997, as a result of regulatory action by the Public Service Commission of New Hampshire, Moody's and S&P downgraded the senior unsecured debt of Northeast Utilities, the parent of CL&P, from Ba2/BB to Ba3/BB-.

     However, AES does not limit its business solely to the most developed countries or economies, or only to those countries with investment grade sovereign credit ratings. In certain locations, particularly developing countries or countries that are in a transition from centrally planned to market oriented economies, the electricity purchasers may experience difficulty in meeting contractual payment obligations.

     The Company's 4,000 megawatt mine-mouth, coal-fired power facility in Kazakstan sells electricity to the government-owned distribution company under a 35-year power sales contract. Through March 31, 1997, approximately $52 million (excluding VAT) was billed under the power sales contract for electricity, of which the purchaser has paid approximately $13 million. The Company recorded a provision of $20 million at December 31, 1996, and a provision of $7 million in the first quarter of 1997 to reduce the carrying value of the contract receivable as of March 31, 1997 to $12 million. As of March 31, 1997, the net assets of this project were $32 million, a portion of which was represented by the contract receivable referred to above. There can be no assurance as to the ultimate collectibility of amounts owed to AES as of March 31, 1997 or additional amounts related to future deliveries of electricity under the power sales contract or the recoverability of the Company's investment or additional amounts the company may invest in the project.

     A portion of the electricity sales from certain plants is not subject to a contract and is available for sale, when economically advantageous, in the relevant spot electricity market. The prices paid for electricity in the spot markets may be volatile and are dependent on the behavior of the relevant economies, including the demand for and retail price of electricity and the competitive price and availability of power from other suppliers.

     Because the Company's plants are located in different geographical areas, seasonal variations are not generally expected to have a significant effect on quarterly financial results. However, unusual weather conditions and the needs of each plant to perform routine (including annual or multi-year) or unanticipated facility maintenance could have an effect on quarterly financial results. In addition, some power sales contracts permit the utility customer to significantly dispatch the related plant (i.e., direct the plant to deliver a reduced amount of electrical output) within certain specified parameters. Such dispatching, however, does not have a material impact on the results of operations of the related subsidiary because, even when dispatched, the plant's capacity payments generally are not reduced.

     Because of the nature of AES's operations at certain of its current and future facilities, its activities are subject to stringent environmental regulation by relevant authorities at each plant location and the risk of claims under environmental laws. If environmental laws or regulations were to change in the future, there can be no assurance that AES would be able to recover all or any increased costs from its customers or that its business and financial condition would not be materially and adversely affected. In addition, the Company or its subsidiaries and affiliates will be required to make significant capital or other expenditures in connection with environmental matters. Although the Company is not aware of non-compliance with environmental laws which would have a material adverse effect on the Company's business or financial condition, at times the Company has been in non-compliance, although no such instance has resulted in revocation of any permit or license.

     In April 1997, a subsidiary of AES, and its partner, Community Energy Alternatives ("CEA"), won a bid to acquire 90% of two integrated electricity companies serving certain portions of the Province of Buenos Aires, Argentina for an aggregate purchase price of $565 million. AES will own 60% of each company, CEA will own 30% and 10% will be owned by the employees of each of the two acquired companies. The Company anticipates that the acquisition will be completed in the second quarter of 1997.

     Also in April 1997, a subsidiary of the Company was selected to build, own and operate a 600 megawatt, gas-fired combined-cycle power plant near Uruguaiana, Brazil. The plant, if completed, will sell electricity to Companhia Estadual de Energia Electrica under a 20 year power sales contract. Natural gas will be supplied to the power plant from Argentina through an expansion of the Argentine northern pipeline system.

     In addition, the proposed amalgamation between AES Chigen and a subsidiary of AES was approved by the shareholders of AES Chigen in April 1997, and in May 1997, the amalgamation was completed. The Company issued approximately 2.5 million shares of its common stock for the additional 52% of AES Chigen.

     In February 1997, AES agreed to acquire the international assets of Destec Energy, Inc. ("Destec") for a total of $407 million (including approximately $42 million of net monetized assets). The purchase will include five electric generating plants and a number of power projects in development. In order to fund the acquisition, and for future prospective acquisitions, the Company issued $150 million of its common stock and $250 million principal amount of Company-obligated mandatorily redeemable preferred securities ("TECONS") (See Financial Resources and Liquidity for further discussion).

First Quarter 1997 and 1996 Results of Operations

     Revenues increased 52% or approximately $89 million, to $261 million from the first quarter of 1996 to the first quarter of 1997. The increase in revenues was primarily due to the acquisition of AES Tisza and AES Ekibastuz in August 1996 and higher revenues at AES Placerita and AES Deepwater due to higher natural gas prices, offset slightly by decreased revenues at AES Barbers Point due to a planned outage. Cost of sales and services increased 70% or approximately $69 million, to $167 million from the first quarter of 1996 to the first quarter of 1997. The increase in cost of sales and services was also primarily due to the acquisition of AES Tisza and AES Ekibastuz in August 1996 and higher natural gas prices at AES Placerita, offset in part by lower costs at AES San Nicolas due to cost reduction efforts at the plant. Gross margin, which represents total revenues reduced by cost of sales and services (prior to consideration of the provision to reduce contract receivable), increased 27%, or approximately $20 million, to $94 million during the same period. The increase in gross margin was primarily due to the acquisition of controlling interests in AES Tiszai and AES Ekibastuz, improved performance at AES Deepwater due to higher natural gas prices and AES San Nicolas due to cost reduction efforts at the plant, offset in part by decreased production at Barbers Point due to a planned outage in 1997. Gross margin as a percentage of total revenues decreased to 36% for the first quarter of 1997 from 43% for the same period of 1996 primarily due to lower gross margin percentages at AES Tiszai and AES Ekibastuz, offset in part by improved gross margin percentages at AES Deepwater and AES San Nicolas.

     Selling, general and administrative expenses were approximately $9 million for both the first quarter of 1996 and 1997, and as a percentage of total revenue, were 5% of revenues in 1996 and 3% of revenues in 1997. The Company's selling, general and administrative costs do not necessarily vary with changes in revenues.

     Operating income increased 20%, or approximately $13 million, to $78 million from the first quarter of 1996 to the first quarter of 1997. This increase was the result of the factors discussed above.

     Interest expense increased 47%, or approximately $14 million, to $44 million from the first quarter of 1996 to the first quarter of 1997. The increase in interest expense during the quarter reflects additional interest associated with increased borrowings under the Company's revolving bank loan ("Revolver"), the $250 million 10 1/4% Senior Subordinated Notes, and project financing debt associated with the Company's equity investment in Light and additional project financing debt associated with the acquisition of AES Tiszai, offset in part by declining balances related to other project financing debt.

     Interest income increased 60%, or approximately $3 million from the first quarter of 1996 to the first quarter of 1997. The increase was primarily due to the investment of proceeds from the 10 1/8 % Notes due 2006, issued by AES Chigen in December 1996.

     Equity in earnings of affiliates (after income taxes) increased 220%, or approximately $11 million to approximately $16 million from the first quarter of 1996 to the same period of 1997. The increase was almost entirely due to the Company's equity in earnings from its initial acquisition of 11.35% of Light in June 1996 and the additional 2.4% in January 1997.

     Income taxes increased 7% or approximately $1 million, to $16 million from the first quarter of 1996 to the first quarter of 1997. The increase resulted primarily from an increase in the Company's estimated effective income tax rate from approximately 39% in 1996 to 40% in 1997 and higher income before taxes.


Cash Flows, Financial Resources and Liquidity

     At March 31, 1997 cash and cash equivalents totaled approximately $423 million, as compared to $185 million at the beginning of the year. The $238 million increase in cash resulted from a use of $238 million for investing activities which were funded by $466 million from financing activities and $10 million provided by operating activities. Significant investing activities included project construction progress at AES Barry, AES Lal Pir, AES Pak Gen and AES Warrior Run; an additional purchase of Light shares; and the funding of reserves relating to AES Chigen. Furthermore, the net source of cash from financing activities was primarily the result of issuing TECONS and common stock with net proceeds of $387 million, borrowing $296 million in project financing debt, offset by repayments of $12 million of other project financing debt related to scheduled amortization and $213 million of net repayments under the revolver. Unrestricted net cash flow of the parent company amounted to approximately $176 million for the four quarters ended March 31, 1997.

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

     Furthermore, because of the reluctance of commercial lending institutions to provide non-recourse project financing (including financial guarantees) in certain less developed economies, the Company, in such locations, has and will continue to seek direct or indirect (through credit support or guarantees) project financing from a limited number of multilateral or bilateral international financial institutions or agencies. As a precondition to making such project financing available, these institutions may also require governmental guarantees of certain project and sovereign related risks. Depending on the policies of specific governments, such guarantees may not be offered and as a result, AES may determine that sufficient financing will ultimately not be available to fund the related project and may cease development of such project.

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

     In March, the Company issued 2.55 million shares of common stock at a price of $58.625 per share, and $250 million principal amount, 5 3/8% TECONS with a conversion premium of 23.5%. The net proceeds to the Company of the combined offerings was approximately $387 million. The proceeds will be used to fund the Company's purchase of the international assets of Destec and other prospective acquisitions.

Inflation, Interest Rates, Exchange Rates and Changing Energy Prices

     The Company attempts, whenever possible, to hedge certain aspects of its projects against the effects of fluctuations in inflation, interest and currency exchange rates and energy prices. AES has generally structured the energy payments in its power sales contracts to adjust with similar price indices as do its contracts with the fuel suppliers for the corresponding projects. In some cases a portion of revenues is associated with operations and maintenance, and as such is indexed to adjust with inflation. AES has also used a hedging strategy to insulate each project's financial performance, where appropriate, against the risk of fluctuations in interest rates. Depending on whether a project's capacity payments are either fixed or vary with inflation, the Company attempts to hedge against interest rate fluctuations by arranging fixed-rate or variable-rate financing. In certain cases, the Company executes interest rate swap agreements or interest rate caps to effectively fix, or in the case of interest rate caps, limit the interest rate on the underlying variable rate financing.

     The hedging mechanisms described above are implemented through contractual provisions with fuel suppliers and international financial institutions. As a result, their effectiveness is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. The Company has sought to reduce this risk by entering into contracts with creditworthy organizations, where possible, and where not possible, as in the case of certain local fuel suppliers, to execute standby or option agreements with a creditworthy organization.

     Because of the complexity of hedging strategies and the diverse nature of AES's operations, the financial performance of AES's portfolio, although significantly hedged, will likely be somewhat affected by fluctuations in inflation, interest rates and energy prices. For example, AES's current portfolio of projects generally performs better with high oil and natural gas prices and with lower interest rates. Performance is also sensitive to the difference between inflation and interest rates, and generally performs better when increases in inflation are higher than increases in interest rates.

     Through its equity investments in foreign affiliates and subsidiaries, AES operates in jurisdictions dealing in currencies other than the Company's functional currency, the U.S. dollar. Such investments and advances were made to fund equity requirements and to provide collateral for contingent obligations. The Company accounts for any adjustments resulting from translation of the financial statements of its foreign investments as a charge or credit directly to a separate component of stockholders' equity until such time as the Company realizes such charge or credit. At that time, any differences would be recognized in the statement of operations as gains or losses.

     In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts which adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences; however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any.

     The Company had approximately $52 million in cumulative translation adjustment losses at March 31, 1997.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

     In December 1996, an action was filed against AES in the Court of Chancery of the State of Delaware in and for New Castle County, by a holder of 750 shares of AES Chigen Class A Common Stock, individually and on behalf of a purported class of public shareholders of the approximately 8.2 million then outstanding shares of AES Chigen Class A Common Stock. An amended complaint was filed by the plaintiff on March 7, 1997. The amended complaint sought, among other items, preliminarily and permanently to enjoin AES from acquiring the outstanding shares of AES Chigen which it did not already own. In addition, the amended complaint sought unspecified damages, including attorneys' fees and costs. On March 13, 1997, counsel for the parties reached an agreement in principle to resolve the lawsuit, subject to court approval and the satisfaction of certain other conditions. The amalgamation was approved by the public shareholders of AES Chigen on April 10, 1997, and the amalgamation was consummated on May 8, 1997.

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

     The Company is involved in certain other legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

Item 2.           Changes in Securities

     In March 1997, the Company issued 2.55 million shares of common stock at a price of $58.625 per share and also issued Company-obligated mandatorily redeemable preferred securities with a yield of 5 3/8% and a 23.5% conversion premium in a combined public offering. The net proceeds to the Company were approximately $387 million.

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                  Exhibit Number            Document

                       11 Consolidated Statements Regarding Computation of Earnings Per Share

                       12               Calculations of Ratio of Earnings to
                                        Fixed Charges

                       27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                  (b)      Reports on Form 8-K

                  The Registrant filed a Current Report on Form 8-K, (Item 5, Other Events, and Item 7, Financial Statements and Exhibits) dated January 30, 1997 with respect to its modification of an offer to acquire all of the issued and outstanding shares of Class A Common Stock of AES China Generating Co. Ltd.

                  The Registrant filed a Current Report on Form 8-K, (Item 5, Other Events and Item 7 Financial Statements and Exhibits) dated February 18, 1997 relating to the Company's agreement to acquire the international business of Destec Energy, Inc.

                  The Registrant filed a Current Report on Form 8-K, (Item 7, Financial Statements and Exhibits) containing the Company's Discussion and Analysis of Financial Condition and Results of Operations and its 1996 consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AES Corporation (Registrant)



By/s/ BARRY J.  SHARP
----------------------------------------
BARRY J.  SHARP
Vice President and Chief Financial Officer

Dated: May 15, 1997

EXHIBIT INDEX




       EXHIBIT NO.           DESCRIPTION

            11 ............  Consolidated Statements Regarding
                             Computation of Earnings Per Share

            12 ............  Calculations of Ratio of Earnings to
                             Fixed Charges

            27 ............  Financial  Data  Schedule,  which is
                             submitted  electronically  to the
                             Securities  and  Exchange Commission
                             for  information  only  and  not filed.