Form 10-Q
period 1997-06-30
AES CORPORATION
filed 1997-08-14
CIK 874761

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly

                           period ended June 30, 1997

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

                                  Yes /X/ No/ /
The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on July 31, 1997 was 87,195,334.

                               THE AES CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1.  Interim Financial Statements:
                  Consolidated Statements of Operations.....................  2
                  Consolidated Balance Sheets...............................  3
                  Consolidated Statements of Cash Flow......................  5
                  Notes to Consolidated Financial Statements................  6
         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations... ......... 11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings......................................... 17
         Item 2.  Changes in Securities..................................... 17
         Item 3.  Defaults Upon Senior Securities........................... 17
         Item 4.  Submission of Matters to a Vote of Security Holders....... 17
         Item 5.  Other Information......................................... 18
         Item 6.  Exhibits and Reports on Form 8-K.......................... 18
         Signature ......................................................... 19

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 1996 AND 1997

--------------------------------------------------------------------------------
(Unaudited)                                 Three    Three     Six        Six
                                           Months    Months   Months     Months
                                            Ended    Ended     Ended     Ended
                                          06/30/96  06/30/97  06/30/96  06/30/97
--------------------------------------------------------------------------------
($ in millions, except per share amounts)

REVENUES:
Sales and services .......................  $ 174    $ 261    $ 346    $ 522

OPERATING COSTS AND EXPENSES:
Cost of sales and services ...............     98      163      196      330
Selling, general and
  administrative expenses ................      6        6       15       15
Provision to reduce contract receivable ..     --        3       --       10
                                            -----    -----    -----    -----
Total operating costs and expenses .......    104      172      211      355
                                            -----    -----    -----    -----
OPERATING INCOME .........................     70       89      135      167

OTHER INCOME AND (EXPENSE):
Interest expense .........................    (32)     (48)     (62)     (92)
Interest income ..........................      5       10       10       18
Equity in net earnings of affiliates
   (net of income tax) ...................      2       14        7       30
                                            -----    -----    -----    -----

INCOME BEFORE INCOME TAXES AND
     MINORITY INTEREST ...................     45       65       90      123

Income taxes .............................     16       19       31       35
Minority interest ........................      1        4        2        6
                                            -----    -----    -----    -----

NET INCOME ...............................  $  28    $  42    $  57    $  82
                                            =====    =====    =====    =====


NET INCOME PER SHARE: ....................  $0.37    $0.50    $0.75    $1.00
                                            =====    =====    =====    =====



              See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND JUNE 30, 1997
--------------------------------------------------------------------------------
(Unaudited)
                                                         12/31/96     06/30/97
--------------------------------------------------------------------------------
($ in millions)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents ............................  $   185      $   323
Short-term investments ...............................       20           19
Accounts receivable, less provision to reduce
 contract receivable of $20 and $30, respectively ....       95          198
Inventory ............................................       81           71
Receivable from affiliates ...........................        9           10
Deferred income taxes ................................       65           49
Prepaid expenses and other current assets ............       47           65
                                                          -----        -----

Total current assets .................................      502          735

PROPERTY, PLANT AND EQUIPMENT:
Land .................................................       30           31
Electric and steam generating facilities .............    1,884        2,661
Furniture and office equipment .......................       14           14
Accumulated depreciation and amortization ............     (282)        (318)
Construction in progress .............................      574          776
                                                          -----        -----
Property, plant and equipment, net ...................    2,220        3,164

OTHER ASSETS:
Deferred costs, net...................................       47           77
Project development costs ............................       53           66
Investments in and advances to affiliates ............      491        1,957
Debt service reserves and other deposits .............      175          174
Goodwill and other intangible assets, net ............       52           56
Other assets .........................................       82          103
                                                          -----        -----
Total other assets ...................................      900        2,433
                                                          -----        -----
TOTAL ................................................  $ 3,622      $ 6,332
                                                        =======      =======


                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND JUNE 30, 1997
--------------------------------------------------------------------------------
(Unaudited)
                                                           12/31/96    06/30/97
--------------------------------------------------------------------------------
($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .......................................  $    64     $    75
Income taxes payable ...................................       --           4
Accrued interest .......................................       25          47
Accrued and other liabilities ..........................       95         184
Other notes payable - current portion ..................       88         108
Project financing debt - current portion ...............      110         589
                                                           ------      ------

Total current liabilities ..............................      382       1,007

LONG-TERM LIABILITIES:
Project financing debt .................................    1,558       2,716
Revolving bank loan ....................................      125         125
Other notes payable ....................................      325         525
Deferred income taxes ..................................      243         221
Other long-term liabilities ............................       55          42
                                                           ------      ------
Total long-term liabilities ............................    2,306       3,629

MINORITY INTEREST ......................................      213         373

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
    SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES .......       --         250


STOCKHOLDERS' EQUITY:
Common stock ...........................................        1           1
Additional paid-in capital .............................      360         668
Retained earnings ......................................      396         478
Cumulative foreign currency translation adjustment .....      (33)        (73)
Less treasury stock at cost ............................       (3)         (1)
                                                           -------     -------
Total stockholders' equity .............................      721       1,073
                                                           -------     -------
TOTAL ..................................................  $ 3,622     $ 6,332
                                                          ========    ========


                See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
--------------------------------------------------------------------------------
(Unaudited)                                                  Six        Six
                                                            Months     Months
                                                            Ended      Ended
                                                           06/30/96   06/30/97
--------------------------------------------------------------------------------
($ in millions)

OPERATING ACTIVITIES:
Net Income ...............................................  $  57     $  82
Adjustments to net income:
    Depreciation, depletion and amortization .............     29        34
    Provision for deferred taxes .........................     22        12
    Undistributed earnings of affiliates .................     --       (12)
    Other ................................................     (8)       (1)
Change in working capital ................................    (32)      (20)
                                                              ----      ----

Net cash provided/(used) by operating activities .........     68        95

INVESTING ACTIVITIES:
  Property additions .....................................   (205)     (206)
  Acquisitions, net of cash acquired .....................    (20)   (1,066)
  Sale/(purchase) of short-term investments ..............     22         1
  Affiliate advances and investments .....................   (393)     (643)
  Project development costs ..............................     (8)      (13)
  Debt service reserves and other assets .................    (12)      (17)
                                                              ----      ----
Net cash used in investing activities ....................   (616)   (1,944)

FINANCING ACTIVITIES:
  Borrowings under the revolver ..........................    155        19
  Issuance of company - obligated mandatorily redeemable
    preferred securities ("TECONS") ....................       --       244
  Issuance of project financing debt .....................    390     1,167
  Issuance of senior subordinated notes ..................     --       200
  Repayments of project financing debt ...................    (21)      (50)
  Minority partner payments ..............................      4       258
  Issuance of common stock ...............................      1       149
                                                              ----     ----
Net cash provided/(used) by financing activities .........    529     1,987

Increase/(decrease) in cash and cash equivalents .........    (19)      138

Cash and cash equivalents, beginning .....................    239       185
                                                              ----     ----
Cash and cash equivalents, ending ........................  $ 220     $ 323
                                                             =====    =====

Supplemental interest and income taxes disclosures:
Cash payments for interest ...............................  $  57     $  70
Cash payments for income taxes ...........................      9        22

Supplemental noncash disclosures:
Deferred purchase price of CEMIG shares ..................     --     $ 528
Common stock issued for amalgamation of AES Chigen .......     --       157


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

          In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and six months ended June 30, 1996 and 1997, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the financial statements which are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.  Net Income Per Share

         Net income per share is based on the weighted average number of common stock and common stock equivalents outstanding, after giving effect to stock splits. Common stock equivalents include dilutive stock options, warrants, and deferred compensation arrangements. The effect of such common stock equivalents on net income per share is computed using the treasury stock method. The shares used in computing net income per share were 76.2 million and 84.1 million for the quarters ended June 30, 1996 and 1997, respectively, and 76.1 million and
82.1 million for the six months ended June 30, 1996 and 1997, respectively.

         SFAS No. 128, "Earnings per Share" becomes effective December 15, 1997, and will be adopted by the Company at December 31, 1997. Early adoption is not permitted, however, pro forma basic and diluted earnings per share as computed in accordance with SFAS No. 128 would have been as follows:


                            Quarter      Quarter      Six Months    Six Months
                             Ended        Ended         Ended          Ended
                      June 30, 1996  June 30, 1997  June 30, 1996  June 30, 1997


Basic earnings per share     $0.37        $0.51        $0.76          $1.03
Diluted earnings per share   $0.37        $0.49        $0.74          $0.99

3.  Financing

         In a combined public offering in March, the Company issued approximately $150 million of its common stock at a price of $58.625 per share concurrently with approximately $250 million of Company-obligated mandatorily redeemable preferred securities (the "TECONS") of a wholly owned subsidiary trust (the "Trust") whose sole asset is $257,732,000 aggregate principal amount of 5.375% junior subordinated debentures of the Company due March 31, 2027 with a 23.5% conversion premium (the "Junior Subordinated Debentures"). A guarantee issued in the TECONS offering, when taken together with the Company's obligations under the Junior Subordinated Debentures, the indenture pursuant to which the Junior Subordinated Debentures were issued and the Amended and Restated Declaration of Trust governing the Trust, provides a full and unconditional guarantee by the Company of the Trust's obligations regarding the TECONS. The Company used cash on hand and the net proceeds of the combined offerings of approximately $387 million, after temporarily using a portion of the proceeds to repay borrowings under its $425 million revolving credit facility (the "Revolver"), to fund the Company's purchase of the international assets of Destec Energy, Inc.

          AES financed its acquisitions of CEMIG and ESEBA (as described more fully in Footnote 5 below) through: (i) $450 million in non-recourse bridge financing, comprised of a $250 million bridge loan (the "CEMIG Bridge") to AES CEMIG Funding Corporation, a wholly-owned subsidiary of AES, and a $200 million bridge loan (the "ESEBA Bridge") to AESEBA Funding Corporation, a wholly-owned subsidiary of AES; (ii) a $200 million subordinated bridge loan to AES (the "AES Bridge Loan"); (iii) non-recourse project debt; (iv) borrowings under the Revolver and (v) cash on hand.


4.  Inventory

         Inventory, valued at the lower of cost (principally first in, first out method) or market, consists of coal and other raw materials used in generating electricity and steam, and spare parts, materials and supplies. Inventory at December 31, 1996 and June 30, 1997 consisted of the following (in millions):

                                                        1996              1997
                                                        ----              ----
         Coal, oil and other raw materials              $ 57              $ 48
         Spare parts, materials and supplies              24                23
                                                          --                --

         Total                                          $ 81              $ 71
                                                        ====              ====


5.  Acquisitions

          In June 1997, AES together with The Southern Company and The Opportunity Fund, a Brazilian investment fund (collectively, the "AES Consortium"), acquired 14.41% of Companhia Energetica de Minas Gerais ("CEMIG"), an integrated electric utility serving the State of Minas Gerais in Brazil, for a total purchase price of approximately $1.056 billion. $654 million of the purchase price was in the form of non-recourse financing provided by Banco Nacional de Desevolvimento Economico e Social ("BNDES"). AES's portion of the purchase price was approximately $364 million after consideration of the BNDES facility. Pursuant to a shareholders agreement between the AES Consortium and the State of Minas Gerais, AES will have significant operating influence and is accounting for the acquisition using the equity method. CEMIG owns approximately 5,000 MW of generating plants and serves approximately 4 million customers.

          In June 1997, AES completed its acquisition of the international assets of Destec Energy, Inc. ("Destec"), a large independent energy producer with headquarters in Houston, Texas, at a total price to AES of approximately $436 million, which is subject to net cash flow adjustments. Destec's international assets acquired by AES include ownership interests in the following five electric generating plants (with ownership percentages in parentheses): (i) a 110 MW gas-fired combined cycle plant in Kingston, Canada (50 percent); (ii) a 405 MW gas-fired combined cycle plant in Terneuzen, Netherlands (50 percent); (iii) a 140 MW gas-fired simple cycle plant in Cornwall, England (100 percent); (iv) a 235 MW oil-fired simple cycle plant in Santo Domingo, Dominican Republic (99 percent); and (v) a 1,600 MW coal-fired plant in Victoria, Australia (20 percent) (collectively referred to as the "Destec Projects"). Each of such plants is currently in operation, except for the plant in Terneuzen which is under construction. The acquisition by AES of Destec's international assets also includes Destec's non-U.S. developmental stage power projects, including projects in Taiwan, the Philippines, Australia and Argentina.

          In May 1997, a subsidiary of AES, and its partner, Community Energy Alternatives ("CEA"), acquired an aggregate of 90% of two electricity distribution companies of Empresa Social de Energia de Buenos Aires S.A., ("ESEBA") (AES acquired 60% and CEA acquired 30%) serving certain portions of the Province of Buenos Aires, Argentina for an aggregate purchase price of $565 million. AES's portion of the purchase price after consideration of non-recourse debt was $244 million. The remaining 10% will be owned by the employees of each of the two acquired companies.

          Also in May 1997, AES completed its amalgamation with AES China Generating Co. Ltd. ("AES Chigen") by issuing approximately 2.4 million shares of AES Common Stock, par value $.01 per share, in exchange for all of the issued and outstanding shares of Class A Common Stock of AES Chigen. The total purchase price was valued at approximately $157 million.

         In January 1997, AES, through certain subsidiaries, acquired for approximately $82 million an additional 2.4% of Light-Servicos de Electricidade ("Light"), the integrated electric utility that serves Rio de Janeiro, Brazil. In May 1996, a subsidiary of AES participated in a consortium which acquired a 50.44% controlling interest in Light. The January investment increased AES's holdings in Light to 13.75%.

          The acquisitions were accounted for as purchases. The purchase price allocations for the Destec Projects, ESEBA, CEMIG, AES Chigen, and previously reported acquisitions in AES Tiszai (Hungary) and AES Ekibastuz (Kazakstan) have been completed on a preliminary basis, subject to adjustments resulting from new and additional facts that may come to light when the engineering, environmental, and legal analyses are completed during the allocation period.

          The accompanying statements of operations include the operating results for ESEBA, AES Chigen, AES Tiszai, AES Ekibastuz and the Destec Projects and equity earnings from CEMIG and Light from the dates of those acquisitions and investments. The Destec Projects were acquired on the last day of the second quarter. The results of operations of those assets will be included in the Company's statement of operations beginning in the third quarter. The following table presents supplemental unaudited pro forma operating results as if all of the acquisitions had occurred at the beginning of the periods presented (in millions, except per share amounts):

                                                   Six months       Six months
                                                    06/30/96         06/30/97
                                                    --------         --------

         Revenues                                      $789(a)          $649
         Net Income                                      48               77
         Net Income Per Share                         $0.63            $0.94



          (a) Includes $192 million of revenues for the six months ended June 30, 1996, related to services performed under construction contracts from certain of the Destec Projects. Most of these projects were significantly completed by the end of 1996, and as a result, revenues for services performed under these construction contracts were approximately $18 million for the first six months ending June 30, 1997.

6.  Investments in and Advances to Affiliates

          The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented include the condensed income statement accounts of NIGEN, Ltd. (a 47% owned UK affiliate), Medway Power Ltd. (a 25% owned UK affiliate) and Light (a 13.75% owned Brazilian affiliate) for the six months ended June 30, 1996 and the condensed income statement accounts for NIGEN, Ltd., Medway Power Ltd., Light and CEMIG (a 13.06% owned Brazilian affiliate) for the six months ended June 30, 1997.


                            June 30, 1996                  June 30, 1997
                            -------------                  -------------


        Sales                    $270                         $1,201
        Operating Income           95                            282
        Net Income                 34                            188



7.  Litigation

          In February 1993, an action was filed in the 10th Judicial District Court, Galveston County, Texas against the Company, over 25 other corporations (including major oil refineries and chemical companies) and utilities, a utility district, four Texas cities, McGinnes Industrial Maintenance Corporation, Roland McGinnes and Lawrence McGinnes, claiming personal injuries, property, and punitive damages of $20 billion, arising from alleged releases of hazardous and toxic substances to air, soil and water at the McGinnes waste disposal site located in Galveston County. This matter was consolidated with two other related cases in December 1993. The complaint sets forth numerous causes of action, including fraudulent concealment, negligence and strict liability, including, among other things, allegations that the defendants sent hazardous, toxic and noxious chemicals and other waste products to the McGinnes site for disposal. In March 1995, the Company entered into a settlement agreement with certain plaintiffs, pursuant to which the Company paid seven thousand dollars in return for withdrawal of their claims against the Company. In October 1995 an amended complaint was filed in which several of the original causes of action have been dropped. The claims for negligence, strict liability and fraudulent concealment are still included. A number of original defendants have also been dismissed from the case. In addition, the Company has settled all claims with respect to the remaining plaintiffs for approximately $12,000. This matter is now concluded.

         The Company is involved in certain other legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.


8.  Subsequent Events

         In July 1997, the Company announced a two for one stock split, in the form of a dividend, for holders of record on July 28, 1997 of its Common Stock, par value $.01 per share, payable on August 28, 1997.

          In July 1997, the Company issued approximately $325 million of senior subordinated notes due 2007 with an 8 3/8% interest rate per annum in a private placement. The Company used the net proceeds of approximately $315 million to repay amounts outstanding under the AES Bridge Loan, to redeem the Company's $75 million 9 3/4% senior subordinated notes due 2000 and to repay pro rata a portion of the amounts outstanding under the ESEBA Bridge and the CEMIG Bridge.

          In July 1997, the Company sold 4.5 million shares of its common stock from its shelf registration statement for gross proceeds of approximately $359 million or $79.75 per share. The Company used the net proceeds of approximately $350 million to repay pro rata a portion of the amounts outstanding under the ESEBA Bridge and the CEMIG Bridge.

         In August 1997, two of the Company's subsidiaries entered into an agreement with a commercial bank to underwrite two borrowings aggregating $350 million. Approximately $280 million of the proceeds of the borrowings will be used to repay current obligations under the Revolver and for general corporate purposes.

ITEM 2.

                           DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         AES is a global power company committed to supplying electricity to customers worldwide in a socially responsible way. The Company was one of the original entrants in the independent power market and today is one of the world's largest independent power companies, based on net equity ownership of generating capacity (in megawatts) in operation or under construction. AES markets power principally from electricity generating facilities that it develops, acquires, owns and operates.

         Over the last five years, the Company has experienced significant growth. This growth has resulted primarily from the development and construction of new plants ("greenfield development") and also from the acquisition of existing generating plants and distribution companies, through competitively bid privatization initiatives outside of the United States or negotiated acquisitions.

         AES operates and owns (entirely or in part), through subsidiaries and affiliates, power plants in ten countries with a capacity of approximately 17,068 MW (including 4,000 MW attributable to Ekibastuz which currently has a capacity factor of up to approximately 20%). AES is also constructing nine additional power plants in five countries with a capacity of approximately 3,889 MW. The Company's total ownership in plants in operation and under construction aggregates approximately 20,957 MW and its net equity ownership in such plants is approximately 9,831 MW. In addition, AES has numerous projects in advanced stages of development, including seven projects with design capacity of approximately 3,206 MW that have executed or been awarded power sales agreements.

         The Company is also engaged (entirely or in part) in electric power distribution businesses in Latin America through its subsidiaries and affiliates. These subsidiaries and affiliates serve approximately 7 million commercial, industrial and residential customers using approximately 62,000 gigawatt hours of electric power per year.

         As a result of the Company's significant growth in recent years, the Company's operations have become more diverse with regard to both geography and fuel source and it has reduced its dependence upon any single project or customer. During 1996, four of the Company's projects individually contributed more than 10% of the Company's total revenues; Shady Point which represented approximately 20%, San Nicolas which represented approximately 16%, Thames which represented approximately 16% and Barbers Point which represented approximately 15%.

          Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts for the sale of electricity and are in various stages of developing the related greenfield projects. Because these potential projects have yet to begin construction or procure committed long-term financing, there exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones. As of June 30, 1997, capitalized costs for projects under development were $66 million. The Company believes that the costs are recoverable; however, no assurance can be given that changes in circumstances related to individual projects will not occur or that any of these projects will be completed and reach commercial operation.

         The Company's 4,000 megawatt mine-mouth, coal-fired power facility in Kazakstan sells electricity to the government-owned distribution company under a 35-year power sales contract. Through June 30, 1997, approximately $67 million (excluding VAT) was billed under the power sales contract for electricity, of which the purchaser has paid approximately $11 million. The Company recorded a provision of approximately $20 million at December 31, 1996 and an additional provision of approximately $10 million during the first six months of 1997 to reduce the carrying value of the contract receivable as of June 30, 1997 to $26 million. As of June 30, 1997, the net assets of this project were $37 million, a portion of which was represented by the contract receivable referred to above. There can be no assurance as to the ultimate collectability of amounts owed to AES as of June 30, 1997 or additional amounts related to future deliveries of electricity under the power sales contract or the recoverability of the Company's investment or additional amounts the company may invest in the project.


Acquisitions

          In June 1997, AES together with The Southern Company and The Opportunity Fund, a Brazilian investment fund (collectively, the "AES Consortium"), acquired 14.41% of Companhia Energetica de Minas Gerais ("CEMIG"), an integrated electric utility serving the State of Minas Gerais in Brazil, for a total purchase price of approximately $1.056 billion. $654 million of the purchase price was in the form of non-recourse financing provided by Banco Nacional de Desevolvimento Economico e Social ("BNDES"). AES's portion of the purchase price was approximately $364 million after consideration of the BNDES facility. The shares of CEMIG, which represent approximately 33% of the voting interest, have been purchased from the State of Minas Gerais in a partial privatization of CEMIG. Initially, AES and The Opportunity Fund will have a 90.6% and a 9.4% economic interest in the AES Consortium, respectively. The Southern Company has an option until January 9, 1998 to purchase up to a 25% interest in the AES Consortium from AES. Pursuant to a shareholders agreement between the AES Consortium and the State of Minas Gerais, AES will have significant operating influence. CEMIG owns approximately 5,000 MW of generating plants and serves approximately 4 million customers.

          In June 1997, AES acquired the international assets of Destec Energy, Inc. ("Destec"), a large independent energy producer with headquarters in Houston, Texas, at a total price to AES of approximately $436 million, which is subject to net cash flow adjustments. NGC Corporation ("NGC"), working in conjunction with AES, was selected as the winning bidder in an auction for all of Destec at a total acquisition price of $1.27 billion. AES acquired the international assets of Destec immediately following NGC's acquisition of Destec. Destec's international assets acquired by AES include ownership interests in the following five electric generating plants (with ownership percentages in parentheses): (i) a 110 MW gas-fired combined cycle plant in Kingston, Canada (50 percent); (ii) a 405 MW gas-fired combined cycle plant in Terneuzen, Netherlands (50 percent); (iii) a 140 MW gas-fired simple cycle plant in Cornwall, England (100 percent); (iv) a 235 MW oil-fired simple cycle plant in Santo Domingo, Dominican Republic (99 percent); and (v) a 1,600 MW coal-fired plant in Victoria, Australia (20 percent) (collectively referred to as the "Destec Projects"). Each of such plants is currently in operation, except for the plant in Terneuzen, which is under construction. The acquisition by AES of Destec's international assets also includes Destec's non-U.S. developmental stage power projects, including projects in Taiwan, the Philippines, Australia and Argentina.

        In June 1997, AES initially funded its portion of the Yangcheng International Power Company ("Yangcheng"), a $1.6 billion joint venture formed to build, own and operate a 2,100 MW mine-mouth, coal-fired power plant in Shanxi Province in the People's Republic of China. AES, through a subsidiary, will be responsible for overseeing the management of the construction and operations of the plant. The project will be funded with $1.21 billion of debt and $393 million of equity. AES, which will own 25% of Yangcheng, has committed to provide up to $98 million of equity. Substantial risks to the successful completion of this project exist, including local and central governmental approvals, financing, construction, permitting, expropriation and currency inconvertibility. There can be no assurance that this project will be completed.

          In May 1997, a subsidiary of AES, and its partner, Community Energy Alternatives ("CEA"), acquired an aggregate of 90% of two distribution companies of Empresa Social de Energia de Buenos Aires S.A. ("ESEBA") (AES acquired 60% and CEA acquired 30% ) serving certain portions of the Province of Buenos Aires, Argentina for an aggregate purchase price of $565 million. AES's portion of the purchase price after consideration of non-recourse debt was $244 million. The remaining 10% will be owned by the employees of each of the two acquired companies.

         In May 1997, AES completed its amalgamation with AES China Generating Co. Ltd. ("AES Chigen") by issuing approximately 2.4 million shares of AES Common Stock, par value $.01 per share, in exchange for all of the issued and outstanding shares of Class A Common Stock of AES Chigen. The total purchase price was valued at approximately $157 million.


Second Quarter 1997 and 1996 Results of Operations

         Revenues increased 50% or approximately $87 million, to $261 million from the second quarter of 1996 to the second quarter of 1997. The increase in revenues was primarily due to the acquisition of AES Tiszai and AES Ekibastuz in August 1996 and ESEBA in May 1997. Revenues were also higher due to higher electricity billing rates at AES Beaver Valley, higher availability and operating capacity at AES Barbers Point, and higher water levels allowing greater electrical generation at the Rio Juramento facility. These increases were partially offset by decreased revenues at AES Deepwater due to lower gas prices and steam volume and lower water levels at the San Juan facility. Cost of sales and services increased 66% or approximately $65 million, to $163 million from the second quarter of 1996 to the second quarter of 1997. The increase in costs of sales and services was also primarily due to the acquisition of AES Tiszai and AES Ekibastuz in August 1996 and ESEBA in May 1997. Higher costs at

AES Barbers Point were due to higher availability and operating capacity, which was offset by lower costs at AES Shady Point due to lower operating capacity and two scheduled outages. Gross margin, which represents total revenues reduced by cost of sales and services (prior to consideration of the provision to reduce contract receivable), increased 29%, or approximately $22 million, to $98 million during the same period. The increase in gross margin was primarily due to the acquisition of controlling interests in AES Tiszai, AES Ekibastuz and ESEBA. Gross margin as a percentage of total revenues decreased to 38% for the second quarter of 1997 from 44% for the same period of 1996 primarily due to lower gross margin percentages at AES Tiszai and AES Ekibastuz, offset in part by improved gross margin percentages at AES Beaver Valley, AES Shady Point and Rio Juramento.

         Revenues increased 51%, or approximately $176 million to $522 million from the first half of 1996 to the first half of 1997. Costs of sales and services increased 68%, or approximately $134 million to $330 million from the first six months of 1996 to the same period of 1997. Gross margin increased 28%, or approximately $42 million to $192 million from the first six months of 1996 to the same period of 1997. These increases were almost entirely due to the acquisition of controlling interests in AES Tiszai and AES Ekibastuz in August 1996 and ESEBA in May 1997. Gross margin as a percentage of total revenues decreased to 37% for the first six months of 1997 from 43% for the same period of 1996 primarily due to lower gross margin percentages at AES Tiszai and AES Ekibastuz.

         Selling, general and administrative expenses were approximately $6 million for both the second quarter of 1996 and 1997, and as a percentage of total revenue, were 3% in 1996 and 2% in 1997. For the first six months of both 1996 and 1997, selling, general and administrative expenses were approximately $15 million, and as a percentage of total revenue, were 4% in 1996 and 3% of revenues in 1997. The Company's selling, general and administrative costs do not necessarily vary with changes in revenues.

         Operating income increased 27%, or approximately $19 million, to $89 million from the second quarter of 1996 to the second quarter of 1997, and increased 24%, or approximately $32 million, to $167 million from the first six months of 1996 to the same period of 1997. This increase was the result of the factors discussed above.

        Interest expense increased 50%, or approximately $16 million, to $48 million from the second quarter of 1996 to the second quarter of 1997, and increased 48%, or approximately $30 million, to $92 million from the first six months of 1996 to the same period of 1997. These increases resulted from the additional interest expense associated with the $250 million 10 1/4% Senior Subordinated Notes, the $250 million 5 3/8% TECONS, the project financing debt associated with the Company's equity investments in Light and CEMIG, additional project financing debt associated with the acquisition of AES Tiszai and ESEBA, and bridge loans associated with the acquisition of ESEBA and CEMIG, offset slightly by declining balances related to other project financing debt of existing projects and the redemption of the $50 million, 6 1/2% Convertible Debentures in August 1996.

          Interest income increased 100%, or approximately $5 million, to $10 million from the second quarter of 1996 to the second quarter of 1997, and increased 80%, or approximately $8 million, to $18 million from the first six months of 1996 to the same period of 1997. These increases were primarily due to the short-term investment of proceeds from the Company's offering of approximately 2.55 million shares of common stock in March 1997 and from the 10 1/8% Notes due 2006, issued by AES Chigen in December 1996. Additional interest income was recorded from debt service reserves established as part of the project financing arrangement associated with the Company's equity investment in Light.

         Equity in earnings of affiliates (after income taxes) increased 600% or approximately $12 million, to $14 million from the second quarter of 1996 to the same period of 1997, and increased 329% or approximately $23 million, to $30 million from the first six months of 1996 to the same period of 1997. These increases were almost entirely due to the Company's equity in earnings from its initial acquisition of 11.35% of Light in June 1996 and the additional 2.4% in January 1997.

         Income taxes increased 19% or approximately $3 million, to $19 million from the second quarter of 1996 to the second quarter of 1997, and increased 13% or approximately $4 million, to $35 million from the first six months of 1996 to the same period of 1997. These increases resulted primarily from an increase in the Company's estimated effective income tax rate from approximately 39% in 1996 to 40% in 1997 and higher income before taxes.


Cash Flows, Liquidity and Capital Resources

         At June 30, 1997 cash and cash equivalents totaled approximately $323 million, as compared to $185 million at the beginning of the year. The $138 million increase in cash resulted from a use of $1,944 million for investing activities which were funded by $1,987 million from financing activities and $95 million provided by operating activities. Significant investing activities included project construction at AES Barry, AES Lal Pir, AES Pak Gen and AES Warrior Run; an additional purchase of Light shares (2.4%); acquisition of 60% interest in two distribution companies of ESEBA; acquisition of 14.41% interest in CEMIG collectively with the The Southern Company and The Opportunity Fund, a Brazilian investment fund; funding the acquisition of Destec's international assets and certain international development projects; and the funding of reserves related to AES Chigen. Futhermore, the net source of cash from financing activities was primarily the result of issuing TECONS and common stock with net proceeds of $387 million excluding stock option exercises, borrowing $1,167 million in funded project financing debt, issuing $200 million of senior subordinated notes, contributions from our minority partners, and $19 million of net borrowings under the Revolver, offset by repayments of $50 million of other project financing debt related to scheduled amortization. Unrestricted net cash flow of the parent company totaled approximately $178 million for the four quarters ended June 30, 1997.

          The increase in Electric and steam generating facilities of $777 million, to $2,661 million from December 31, 1996 to June 30, 1997 was due primarily to the acquisitions of 60% interest in two distribution companies of ESEBA, controlling interest in Destec's international assets, and purchase price allocations made for the amalgamation of AES Chigen. The increase in Construction in progress of $202 million, to $776 million from December 31, 1996 to June 30, 1997 was primarily due to continued construction of the AES Warrior Run, AES Lal Pir, AES Pak Gen facilities and several facilities at AES Chigen. The increase in Investments in and advances to affiliates of $1,466 million, to $1,957 million was primarily due to the acquisition of 14.41% interest in CEMIG, the acquisition of non-controlling interest in Destec's international assets, purchase price allocations made for the amalgamation of AES Chigen, and the additional purchase of Light shares, or 2.4% interest.

         The increase in both the current portion of project financing debt of $479 million, to $589 million and long-term portion of project financing debt of $1,158 million, to $2,716 million from December 31, 1996 to June 30, 1997 was primarily due to the financing of the ESEBA, CEMIG (including the BNDES facility), and Destec acquisitions (See financing footnote 3). The long-term portion of Project financing debt was further increased by the borrowing of approximately $180 million at AES Chigen.

          The increase in additional paid-in capital of $308 million, to $668 million from December 31, 1996 to June 30, 1997 was primarily due to the issuance of 2.55 million shares of AES Common Stock at a price of $58.625 per share as part of the combined public offering in March 1997 and the issuance of approximately 2.4 million shares of AES Common Stock in completing the amalgamation of AES Chigen in May 1997.

          In July 1997, the Company issued approximately $325 million of Senior Subordinated Notes due 2007 with an 8 3/8% interest rate per annum in a private placement, and approximately $359 million of its common stock at a price of $79.75 per share in a public offering.

         In March 1997, the Company issued 2.55 million shares of common stock at a price of $58.625 per share, and $250 million principal amount, 5 3/8% TECONS with a conversion premium of 23.5%. The net proceeds to the Company of the combined offerings were approximately $387 million. The proceeds were used to fund the Company's purchase of the international assets of Destec.


Foreign Currency Exchange Rate Adjustments

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

         In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences; however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any.

         The Company had approximately $73 million in cumulative foreign currency translation adjustment losses at June 30, 1997.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          In February 1993, an action was filed in the 10th Judicial District Court, Galveston County, Texas against the Company, over 25 other corporations (including major oil refineries and chemical companies) and utilities, a utility district, four Texas cities, McGinnes Industrial Maintenance Corporation, Roland McGinnes and Lawrence McGinnes, claiming personal injuries, property, and punitive damages of $20 billion, arising from alleged releases of hazardous and toxic substances to air, soil and water at the McGinnes waste disposal site located in Galveston County. This matter was consolidated with two other related cases in December 1993. The complaint sets forth numerous causes of action, including fraudulent concealment, negligence and strict liability, including, among other things, allegations that the defendants sent hazardous, toxic and noxious chemicals and other waste products to the McGinnes site for disposal. In March 1995, the Company entered into a settlement agreement with certain plaintiffs, pursuant to which the Company paid seven thousand dollars in return for withdrawal of their claims against the Company. In October 1995 an amended complaint was filed in which several of the original causes of action have been dropped. The claims for negligence, strict liability and fraudulent concealment are still included. A number of original defendants have also been dismissed from the case. In addition, the Company has settled all claims with respect to the remaining plaintiffs for approximately $12,000. This matter is now concluded.

         The Company is involved in certain other legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.


Item 2.  Changes in Securities

          In July 1997, the Company issued approximately $325 million of senior subordinated notes due 2007 with an 8 3/8% interest rate per annum in a private placement, and approximately $359 million of its common stock at a price of $79.75 per share in a public offering.

          In May 1997, AES completed its amalgamation with AES China Generating Co. Ltd. ("AES Chigen") by issuing approximately 2.4 million shares of AES Common Stock, par value $.01 per share, in exchange for all of the issued and outstanding shares of Class A Common Stock of AES Chigen. The total purchase price was approximately $157 million.

          In July 1997, the Company announced a two for one stock split, in the form of a dividend, for holders of record on July 28, 1997 of its Common Stock, par value $.01 per share, payable on August 28, 1997.


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of the Company was held on April 15, 1997 at which the following matters were voted upon:

Election of Directors

    Nominee                    For          Against         Abstain
    -------                    ---          -------         -------
    Roger W. Sant          50,539,853       67,179
    Dennis W. Bakke        50,539,888       67,144
    Vicki Ann Assevero     50,539,376       67,656
    Dr. Alice F. Emerson   50,538,547       68,485
    Robert Hemphill        50,539,918       67,114
    Frank Jungers          50,538,337       68,695
    Dr. Henry R. Linden    50,540,018       67,014
    John McArthur          49,746,645      860,387
    Hazel O'Leary          49,744,766      862,266
    Thomas I. Unterberg    50,539,618       67,414
    Robert H. Waterman     50,539,272       67,760

Election of Auditors

              For                     Against                    Abstain
           50,562,799                  37,089                     7,144


Amend the Restated Certificate of Incorporation

              For                     Against                    Abstain
           40,852,053                9,690,517                   64,462


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

          (b)      Reports on Form 8-K

                   During the quarter ended June 30, 1997, the Company filed the following:


                  (i) Form 8-K, (Item 2, Acquisition or Disposition of Assets, Item 5, Other Events, and Item 7, Financial Statements and Exhibits) dated June 18, 1997 with respect to certain acquisitions by the Company.

                  (ii) Form 8-K, (Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statement and Exhibits) dated June 18, 1997 with respect to the Company's acquisition, with partners, of 14.41% of Companhia Energetica de Minas Gerais.

                  (iii) Form 8-K, (Item 2, Acquisition or Disposition of Assets) dated June 30, 1997 relating to the Company's acquisition of the international business of Destec Energy, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AES Corporation (Registrant)



By/s/ BARRY J. SHARP
-----------------------------
BARRY J. SHARP
Vice President and Chief Financial Officer

Dated: August 14, 1997

EXHIBIT INDEX


EXHIBIT NO. DESCRIPTION

                  11 .... Consolidated Statements Regarding Computation of
                          Earnings Per Share

                  27 .....Financial   Data   Schedule,   which  is  submitted
                          electronically   to  the  Securities  and  Exchange
                          Commission for information only and not filed.