Form 10-Q
period 1997-09-30
AES CORPORATION
filed 1997-11-13
CIK 874761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                         period ended September 30, 1997

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

Yes /X/ No/ / The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on October 31, 1997 was 174,645,911.

                               THE AES CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.  Interim Financial Statements:
  Consolidated Statements of Operations ................................   1
  Consolidated Balance Sheets ..........................................   2
Consolidated Statements of Cash Flow ...................................   4
Notes to Consolidated Financial Statements .............................   5
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations ..........................  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .............................................  17
Item 2.  Changes in Securities .........................................  17
Item 3.  Defaults Upon Senior Securities ...............................  18
Item 4.  Submission of Matters to a Vote of Security Holders ...........  18
Item 5.  Other Information .............................................  18
Item 6.  Exhibits and Reports on Form 8-K ..............................  18
Signature ..............................................................  20

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

---------------------------------------------------------------------------------------------
(Unaudited)                                                Three    Three    Nine    Nine
                                                           Months   Months   Months  Months
                                                           Ended    Ended    Ended   Ended
                                                           9/30/96  9/30/97 9/30/96  9/30/97
---------------------------------------------------------------------------------------------
($ in millions, except per share amounts)
    .......................................................

 REVENUES:
 Sales and services ....................................   $ 205    $ 358    $ 551   $ 880

 OPERATING COSTS AND EXPENSES:
 Cost of sales and services ............................     122      246      321     576
 Selling, general and administrative expenses ..........       8       10       23      25
 Provision to reduce contract receivable ...............      --        9       --      19
                                                           -----    -----    -----   -----

 Total operating costs and expenses ....................     130      265      344     620
                                                           -----    -----    -----   -----

 OPERATING INCOME ......................................      75       93      207     260

 OTHER INCOME AND (EXPENSE):
 Interest expense ......................................     (38)     (62)     (97)   (154)
 Interest income .......................................       6       10       16      28
 Equity in earnings of affiliates (net of income tax)          9       28       16      58


 INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
      AND EXTRAORDINARY ITEM ...........................      52       69      142     192

 Income taxes ..........................................      16       15       47      50
 Minority interest .....................................       4        4        6      10
                                                           -----    -----    -----   -----

 INCOME BEFORE EXTRAORDINARY ITEM ......................      32       50       89     132

 Extraordinary item - Net loss on extinguishment of debt
 (Less applicable income taxes of $2 million) ..........      --       (3)      --      (3)
                                                           -----    -----    -----   -----

 NET INCOME ............................................   $  32    $  47    $  89    $129
                                                           =====    =====    =====   =====

 NET INCOME PER SHARE:
 Before extraordinary loss .............................   $0.21    $0.28    $0.58   $0.78
 Extraordinary loss ....................................      --    (0.02)      --   (0.02)
                                                           -----    -----    -----   -----

 NET INCOME PER SHARE ..................................   $0.21    $0.26    $0.58   $0.76
                                                           =====    =====    =====   =====

                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

--------------------------------------------------------------------------------
(Unaudited)
                                                     12/31/96       9/30/97

--------------------------------------------------------------------------------
($ in millions)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents .......................     $   185      $   358
Short-term investments ..........................          20           27
Accounts receivable, less provision to reduce
 contract receivable of (1996-$20, 1997-$39)               95          206
Inventory .......................................          81           69
Receivable from affiliates ......................           9           13
Deferred income taxes ...........................          65           49
Prepaid expenses and other current assets .......          47           77
                                                      -------      -------
Total current assets ............................         502          799

PROPERTY, PLANT AND EQUIPMENT:
Land ............................................          30           33
Electric generation and distribution assets .....       1,898        2,563
Accumulated depreciation and amortization .......        (282)        (336)
Construction in progress ........................         574          800
                                                      -------      -------
Property, plant and equipment, net ..............       2,220        3,060

OTHER ASSETS:
Electricity concession agreements ...............          30          229
Deferred costs, net .............................          47           89
Project development costs .......................          53          100
Investments in and advances to affiliates .......         491        1,835
Debt service reserves and other deposits ........         175          173
Goodwill and other intangible assets, net .......          22           26
Other assets ....................................          82          257
                                                      -------      -------
Total other assets ..............................         900        2,709
                                                      -------      -------
TOTAL ...........................................     $ 3,622      $ 6,568
                                                      =======      =======



                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

--------------------------------------------------------------------------------
(Unaudited)
                                                        12/31/96    9/30/97
--------------------------------------------------------------------------------
($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ...................................    $   64     $   74
Accrued interest ...................................        25         39
Accrued and other liabilities ......................        95        183
Other notes payable - current portion ..............        88         --
Project financing debt - current portion ...........       110        533
                                                        ------     ------
Total current liabilities ..........................       382        829

LONG-TERM LIABILITIES:
Project financing debt .............................     1,558      2,814
Revolving bank loan ................................       125         --
Other notes payable ................................       325        573
Deferred income taxes ..............................       243        231
Other long-term liabilities ........................        55         48
                                                        ------     ------
Total long-term liabilities ........................     2,306      3,666

MINORITY INTEREST ..................................       213        379

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
 SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES ...           --        250


STOCKHOLDERS' EQUITY:
Common stock........................................         2          2
Additional paid-in capital .........................       359      1,018
Retained earnings ..................................       396        525
Cumulative foreign currency translation adjustment .       (33)      (100)
Less treasury stock at cost ........................        (3)        (1)
                                                        ------     ------
Total stockholders' equity .........................       721      1,444
                                                        ------     ------

TOTAL ..............................................    $3,622     $6,568
                                                        ======     ======



                 See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
--------------------------------------------------------------------------------
(Unaudited)                                       Nine       Nine
                                                  Months     Months
                                                  Ended      Ended
                                                09/30/96   09/30/97
--------------------------------------------------------------------------------
($ in millions)

OPERATING ACTIVITIES:
Net Income .....................................$  89      $  129
Adjustments to net income:
    Depreciation, depletion and amortization ...   43          53
    Provision for deferred taxes ...............   30          19
    Undistributed earnings of affiliates .......   (6)        (39)
    Other ......................................   (4)         11
Change in working capital ......................   (5)        (56)
                                                ------     -------

Net cash provided/
  (used) by operating activities ...............  147         117

INVESTING ACTIVITIES:
  Property additions ........................... (324)       (350)
  Acquisitions, net of cash acquired ........... (131)     (1,066)
  Sale/(purchase) of short-term investments ....   38          (7)
  Affiliate advances and investments ........... (411)       (682)
  Project development costs ....................  (13)        (16)
  Debt service reserves and other assets .......  (64)         (6)
                                                ------     -------
Net cash used in investing activities .......... (905)     (2,127)

FINANCING ACTIVITIES:
  Borrowings/(repayments) under the revolver ...  164        (213)
  Issuance of company - obligated mandatorily
    redeemable preferred securities ("TECONS") .   --         242
  Issuance of project financing debt ...........  404       1,291
  Issuance of senior subordinated notes ........  243         511
  Repayments of senior subordinated notes ......   --        (275)
  Repayments of project financing debt .........  (51)       (127)
  Minority partner payments ....................    2         260
  Issuance of common stock .....................   --         494
                                                ------     -------
Net cash provided by financing activities ......  762       2,183

Increase/(decrease) in cash and cash equivalents    4         173

Cash and cash equivalents, beginning ...........  239         185
                                                ------     -------
Cash and cash equivalents, ending ..............$ 243      $  358
                                                ======     =======

Supplemental interest and income taxes disclosures:
Cash payments for interest .....................$  86      $  139
Cash payments for income taxes .................   17          30

Supplemental noncash disclosures:
Deferred purchase price of CEMIG shares ........   --      $  528
Common stock issued for amalgamation of AES Chig   --         157

                 See notes to consolidated financial statements

PART I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Basis of Presentation

         The consolidated financial statements include the accounts of The AES Corporation, its subsidiaries and controlled affiliates (the "Company" or "AES"). Intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. Under the equity method, the Company's investment is recorded at cost and is adjusted to recognize its proportional share of all earnings or losses of the entity. Distributions received reduce the carrying amount of the Company's investment.

         In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and nine months ended September 30, 1996 and 1997, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the financial statements which are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          Because the Company intends to sell its investment in Hazelwood, the balance is classified as an asset held for sale and is included in other assets.

2.  Net Income Per Share

         Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding, after giving effect to stock splits. Common stock equivalents include dilutive stock options, warrants, and deferred compensation arrangements. The effect of such common stock equivalents on net income per share is computed using the treasury stock method. The shares used in computing net income per share were 154.9 million and 178.2 million for the quarters ended September 30, 1996 and 1997, respectively, and
153.1 million and 169.0 million for the nine months ended September 30, 1996 and 1997, respectively.

         SFAS No. 128, "Earnings per Share" becomes effective December 15, 1997, and will be adopted by the Company at December 31, 1997. Early adoption is not permitted, however, pro forma basic and diluted earnings per share as computed in accordance with SFAS No. 128 would have been as follows:

                                                          Nine      Nine
                                      Quarter   Quarter   Months    Months
                                      Ended     Ended     Ended     Ended
                                      09/30/96  09/30/97  09/30/96  09/30/97
                                      --------  --------  --------  --------
Basic earnings per share before
    extraordinary item ..........     $   0.21  $   0.29  $   0.59  $   0.81
Basic earnings per share ........     $   0.21  $   0.27  $   0.59  $   0.79


Diluted earnings per share before
    extraordinary item ..........     $   0.21  $   0.28  $   0.58  $   0.77
Diluted earnings per share ......     $   0.21  $   0.26  $   0.58  $   0.75




3.  Inventory

         Inventory, valued at the lower of cost (principally first in, first out method) or market, consists of coal and other raw materials used in generating electricity and steam, and spare parts, materials and supplies. Inventory at December 31, 1996 and September 30, 1997 consisted of the following (in millions):

                                        1996   1997
                                        ----   ----


Coal, oil and other raw materials .     $57     $58
Spare parts, materials and supplies      24      11
                                        ---     ---

Total .............................     $81     $69
                                        ===     ===



4.  Acquisitions

         In August 1996, the Company, through a subsidiary, acquired a controlling interest in three power plants totaling 1,281 megawatts and a coal mine through the purchase of an 81% share of Tiszai Eromu Rt. ("Tiszai") an electricity generation company in Hungary for $110 million, and in December 1996 acquired an additional 13% for $17 million. Also in August 1996, the Company acquired, through a subsidiary, a majority controlling interest in a 4,000 megawatt coal-fired facility in Kazakstan, ("Ekibastuz") for approximately $3 million. For further discussion of these acquisitions, see Item 2, Discussion and Analysis of Financial Condition and Results of Operations of the Company's Quarterly Report filed with the Commission on Form 10-Q for the period ended September 30, 1996.

          In January 1997, the Company, through a subsidiary, acquired an additional 2.4% of Light for approximately $82 million.

          In May 1997, AES completed its amalgamation with AES China Generating Co. Ltd. ("Chigen"). As a result of the amalgamation, the Company issued approximately 5.0 million shares of AES Common Stock in exchange for all of the outstanding Chigen Class A Common Stock. Also in May 1997, through the Argentine privatization of ESEBA, a subsidiary of the Company acquired approximately 60% of EDEN and EDES, two integrated electricity companies serving certain portions of the province of Buenos Aires, for approximately $340 million. In June 1997, AES, through a consortium, acquired approximately 13% of CEMIG, an integrated electric utility servicing the Brazilian State of Minas Gerais for approximately $1 billion. These shares also represent a 33% voting interest in CEMIG. In June 1997, AES also completed its acquisition of the international assets of Destec Energy, Inc. for approximately $439 million. The purchase included five electric generating plants in construction or operation and a number of power projects in development. The plants acquired by AES (with ownership percentages in parenthesis) include a 110 MW gas-fired combined cycle plant in Kingston, Canada ("Kingston") (50%); a 405 MW gas-fired combined cycle plant in Terneuzen, Netherlands ("Elsta") (50%); a 140 MW gas-fired simple cycle plant in Cornwall, England ("Indian Queens") (100%); a 235 MW oil-fired simple cycle plant in Santo Domingo, Dominican Republic ("Los Mina") (100%); and a 1600 MW coal-fired plant in Victoria, Australia ("Hazelwood") (20%). For further discussion of these acquisitions, see Item 2, Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report and of the Company's Quarterly Reports filed with the Commission on Form 10-Q for the period ended March 31, 1997 and June 30, 1997.

         The acquisitions were accounted for as purchases. The purchase price allocations for EDEN, EDES, CEMIG, Los Mina, Indian Queens, Elsta, Kingston, and the Chigen amalgamation have been completed on a preliminary basis, subject to adjustments resulting from new and additional facts that may come to light when the engineering, environmental, and legal analyses are completed during the allocation period.

         The accompanying statements of operations include the operating results for Tisza, Ekibastuz, Chigen, EDEN, EDES, Los Mina, and Indian Queens, and
equity earnings from Light, CEMIG, and Kingston from the dates of those acquisitions and investments. The following table presents supplemental unaudited pro forma operating results as if all of the acquisitions had occurred at the beginning of the periods presented (in millions, except per share amounts):

                         Nine          Nine
                         Months        Months
                         Ended         Ended
                         09/30/96      09/30/97
                         ------        ------
Revenues ...........     $1,224(a)     $1,007(a)
Net Income .........         94           133
Net Income Per Share     $ 0.54        $ 0.81


(a) Includes $288 million of revenues for the nine months ended September 30, 1996, related to services performed under construction contracts from Elsta and Kingston. Both of these projects were significantly complete by the end of 1996, and as a result, revenues for services performed under these construction contracts were approximately $18 million for the first nine months ending September 30, 1997.

5.  Financing


         AES financed its acquisitions of CEMIG, EDEN, and EDES through: (i) $450 million in non-recourse bridge financing comprised of a $250 million bridge loan (the "CEMIG Bridge") to AES CEMIG Funding Corporation, a wholly-owned subsidiary of AES, and a $200 million bridge loan (the "ESEBA Bridge") to ESEBA Funding Corporation, a wholly-owned subsidiary of AES; (ii) a $200 million subordinated bridge loan to AES; (iii) non-recourse project debt; (iv) borrowings under the Company's credit facility and (v) cash on hand.

         In July 1997, the Company issued approximately $325 million of senior subordinated notes due 2007 with an 8 3/8% interest rate per annum in a private placement. The Company used the net proceeds of approximately $315 million to repay a portion of the amounts outstanding under the bridge loans described above and to redeem the Company's $75 million 9 3/4% senior subordinated notes due 2000.

         Also in July 1997, the Board of Directors authorized a two-for-one split of its Common Stock, effected in the form of a dividend, to shareholders of record on July 28, 1997 payable on August 28, 1997. Accordingly, all outstanding share and per share data in all periods presented have been restated to reflect the split.

         In the same month, the Company sold 9.0 million shares of its common stock at $39.88 per share. The Company used the net proceeds of approximately $350 million to repay a portion of the amounts outstanding under the ESEBA Bridge and the CEMIG Bridge described above. The ESEBA Bridge and the CEMIG
Bridge have been refinanced and the amounts outstanding are currently $180 million and $220 million, respectively.

6.  Investments in and Advances to Affiliates


         The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented include the condensed income statement accounts of NIGEN Ltd. (a 47% owned UK affiliate), Medway Power Ltd. (a 25% owned UK affiliate) and Light (a 13.75% owned Brazilian affiliate) for the nine months ended September 30, 1996 and the condensed income statement accounts for NIGEN Ltd., Medway Power Ltd., Light, CEMIG (a 13.06% owned Brazilian affiliate), and Kingston (a 50% owned Canadian affiliate) for the nine months ended September 30, 1997.

                      9/30/96    9/30/97
                      -------    -------
Revenues ...........     $713     $2,315
Operating Income ...      183        494
Net Income .........       86        371


7.  Litigation

         The Company is involved in certain legal proceedings in the normal course of business. Reference is made to the Company's Quarterly Report filed with the Commission on Form 10-Q for the quarterly periods ended June 30 and March 31, 1997, and the Company's report on Form 8-K dated November 6, 1997, for material developments in the Company's legal proceedings. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

8.  Subsequent Events

         In October 1997, a subsidiary of AES acquired approximately 90% of Companhia Centro-Oeste de Distribuica de Energia Eletrica ("CCODEE"), a distribution company serving the central and western sections of Rio Grande do Sul in Brazil, for a total purchase price of approximately $1.37 billion. In the same month, another subsidiary of AES, through a joint venture, completed the acquisition and take-over of two hydro-electric stations, and four combined heat and power stations in the province of East Kazakstan for a total purchase price of approximately $27 million. For further discussion of these acquisitions, see
Item  2  Discussion  and  Analysis  of  Financial   Conditions  and  Results  of
Operations.

         In October 1997, the Company issued approximately $500 million of subordinated notes and debentures in a private placement (the "Note and Debenture Offerings"), which consisted of $375 million of senior subordinated debentures due 2007 with an 8.5% interest rate per annum and $125 million of senior subordinated notes due 2027 with an 8 7/8% interest per annum. Also in October 1997, the Company issued approximately $300 million of term convertible preferred securities ("TECONS") with a dividend yield of 5 1/2% (the "Term Convertible Offering"). For further discussion of these offerings, see Part II Other Information, Item 2 Changes in Securities of this Quarterly Report.

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

         Over the last five years, the Company has experienced significant growth. This growth has resulted primarily from the development and construction of new plants ("greenfield development") and also from the acquisition of existing generating plants and distribution companies, through competitively bid privatization initiatives outside of the United States, or negotiated acquisitions.

         AES operates and owns (entirely or in part), through subsidiaries and affiliates, power plants in ten countries with a capacity of approximately 18,538 MW (including 4,000 MW attributable to Ekibastuz which currently has a capacity factor of up to approximately 20%). AES is also constructing eleven additional power plants in seven countries with a capacity of approximately 4,921 MW. The Company's total ownership in plants in operation and under construction aggregates approximately 23,459 MW and its net equity ownership in such plants is approximately 11,882 MW. In addition, AES has numerous projects in advanced stages of development, including seven projects with design capacity of approximately 3,398 MW that have executed or been awarded power sales agreements.

         The Company is also engaged (entirely or in part) in electric power distribution businesses in Latin America through its subsidiaries and affiliates. These subsidiaries and affiliates serve approximately 8 million commercial, industrial and residential customers using approximately 63,000 gigawatt hours of electric power per year.

         As a result of the Company's significant growth in recent years, the Company's operations have become more diverse with regard to both geography and fuel source and it has reduced its dependence upon any single project or customer. During 1996, four of the Company's projects individually contributed more than 10% of the Company's total revenues; Shady Point which represented approximately 20%, San Nicolas which represented approximately 16%, Thames which represented approximately 16% and AES Hawaii which represented approximately 15%.

         Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts for the sale of electricity and are in various stages of developing the related greenfield projects. Because these potential projects have yet to begin construction or procure committed long-term financing, there exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones. As of September 30, 1997, capitalized costs for projects under development were $100 million. The Company believes that the costs are recoverable; however, no assurance can be given that changes in circumstances related to individual projects will not occur or that any of these projects will be completed and reach commercial operation.

         The Company's 4,000 megawatt mine-mouth, coal-fired power facility in Kazakstan has sold electricity to the government-owned distribution company under a power sales contract while also making direct sales to certain industrial and commercial customers. Through September 30, 1997, approximately $61 million (excluding VAT) was billed under the power sales contract for electricity, of which the purchaser has paid approximately $5 million. The Company recorded a provision of approximately $20 million at December 31, 1996 and an additional provision of approximately $19 million during the first nine months of 1997 to reduce the carrying value of the contract receivable as of September 30, 1997 to $17 million. As of September 30, 1997, the net assets of this project were $42 million, a portion of which was represented by the government related contract receivable referred to above. There can be no assurance as to the ultimate collectability of amounts owed to AES as of September 30, 1997 or additional amounts related to future deliveries of electricity under the power sales contract, if any, or the recoverability of the Company's investment or additional amounts the company may invest in the project.


Acquisitions

         In September 1997, an AES subsidiary began construction on the AES Parana project, an 830 MW gas-fired, combined cycle power plant. AES Parana will be located in San Nicolas, Argentina, adjacent to Central Termica San Nicolas, in which AES owns a controlling interest. AES Parana is in the process of arranging for project financing for the facility. Total capital cost is estimated at $440 million, and the project is expected to be on line in the year 2000.
         Also in September 1997, an AES subsidiary raised A$103.5 million (approximately US$75.5 million) of non-recourse project financing for its 288 MW kerosene-fired simple cycle power plant in Townsville, Queensland, Australia. Construction of the plant is expected to begin in the fourth quarter of 1997 and is scheduled to be completed in early 1999.

         In October 1997, a subsidiary of AES acquired approximately 90% of the common shares of CCODEE, the electric distribution company serving the central and western sections of the State of Rio Grande do Sul in Brazil, for a total purchase price of approximately $1.37 billion. The acquisition was financed with the proceeds of (i) $250 million of revolving credit borrowings under the Company's senior credit facility (the commitments under which were temporarily increased from $425 million to $600 million), (ii) $550 million of short term loans under a bridge loan facility (the "CEEE Bridge Loan") provided by affiliates of J.P. Morgan Securities, Inc., Donaldson, Lufkin & Jenrette
Securities, Inc., Salomon Brothers Inc. and Unterberg Harris (which was subsequently repaid from the proceeds of the Company's Notes and Debenture Offerings and the Term Convertible Offering), and (iii) $630 million of non-recourse financing provided by Bank Boston and ANZ Investment Bank as co-arrangers. AES purchased the shares of CCODEE from the State of Rio Grande do Sul in a partial privatization of Companhia Estadual de Energia Eletrica ("CEEE"), the integrated utility of Rio Grande do Sul. All of the remaining shares of CCODEE will be offered to its employees. CCODEE currently serves approximately 800,000 customers, or approximately 31.3% of the population of the State of Rio Grande do Sul, through sales of 5,772 gigawatt hours of electricity.

         Also in October 1997, a joint venture named Tau Power that is 85% owned by AES and 15% owned by Israel-based Suntree Power completed the acquisition and takeover of two hydro-electric stations ("GES") and four combined heat and power stations ("TETS") in the province of East Kazakstan. The total electric capacity of the stations included in the agreement is 1,384 MW, with additional thermal capacity of over 1,000 MW electric equivalent. The power stations included in the agreement signed are: the 332 MW Ust-Kamenogorsk GES, the 702 MW Shulbinsk GES, the 240 MW Ust-Kamenogorsk TETS, the 50 MW Leniogorsk TETS, the 50 MW Sogransk TETS and the 10 MW Semipalatinsk TETS. As part of the transaction AES obtained ownership and control of the retail sales department of the former utility and will assume the existing power supply contracts (generally short-term) with the 50 largest customers in East Kazakhstan, including the distribution companies. Tau Power paid 20.7 million for the concession on the GES, with an additional payment of $2.5 million for the shares of the TETS. The Company will also repay back wages of approximately $4 million to the workers during the first year of operation and provide for working capital.

Third Quarter 1997 and 1996 Results of Operations


          Revenues increased 75% or approximately $153 million, to $358 million from the third quarter of 1996 to the third quarter of 1997. The increase in revenues was primarily due to the acquisition of Tiszai and Ekibastuz in August 1996, EDEN, and EDES in May 1997, and Los Mina in June 1997. Cost of sales and services increased 102% or approximately $124 million, to $246 million from the third quarter of 1996 to the third quarter of 1997. The increase in costs of sales and services was primarily due to the acquisition of Tiszai in August 1996, EDEN and EDES in May 1997 and Los Mina in June 1997. Gross margin, which represents total revenues reduced by cost of sales and services (before consideration of the provision to reduce contract receivable), increased 35%, or approximately $29 million, to $112 million during the same period. The increase in gross margin was primarily due to the acquisitions discussed above. Excluding any results from Ekibastuz, gross margin as a percentage of total revenues decreased to 31% for the third quarter of 1997 from 40% for the same period of 1996 primarily due to lower gross margin percentages at Tiszai, EDEN, EDES, and Los Mina offset in part by improved performance at San Nicolas due to continued cost reduction efforts at the plant.

         Revenues increased 60%, or approximately $329 million to $880 million from the first nine months of 1996 to the first nine months of 1997. Costs of sales and services increased 79%, or approximately $255 million to $576 million from the first nine months of 1996 to the same period of 1997. Gross margin increased 32%, or approximately $74 million to $304 million from the first nine months of 1996 to the same period of 1997. These increases were primarily due to the acquisition of Tiszai and Ekibastuz in August 1996, EDEN and EDES in May 1997 and Los Mina in June 1997. Gross margin as a percentage of total revenues decreased to 35% for the first nine months of 1997 from 42% for the same period of 1996 primarily due to lower gross margin percentages at Tiszai, EDEN, EDES and Los Mina, offset in part by a higher gross margin percentage at San Nicolas due to continued cost reduction efforts at the plant.

         Selling, general and administrative expenses increased 25%, or approximately $2 million to $10 million from the third quarter of 1996 to the third quarter of 1997, and as a percentage of total revenue, were 4% in 1996 and 3% in 1997. For the first nine months of 1997, selling, general and administrative expenses increased 9%, or approximately $2 million, to $25 million, and as a percentage of total revenues, were 4% in 1996 and 3% of revenues in 1997. The Company's selling, general and administrative costs do not necessarily vary with changes in revenues.

         Operating income increased 24%, or approximately $18 million, to $93 million from the third quarter of 1996 to the third quarter of 1997, and increased 26%, or approximately $53 million, to $260 million from the first nine months of 1996 to the same period of 1997. These increases were the result of the factors discussed above.

          Interest expense increased 63%, or approximately $24 million, to $62 million from the third quarter of 1996 to the third quarter of 1997. The increase resulted from the additional interest expense associated with the $325 million 8 3/8% Senior Subordinated Notes, the $250 million 5 3/8% TECONS, the project financing debt associated with the Company's investments in Light, CEMIG, EDEN, EDES, and bridge loans associated with the acquisitions of EDEN, EDES, and CEMIG, offset slightly by declining balances related to project financing debt of existing projects and the retirement of the $75 million, 9 3/4% Senior Subordinated Notes in July 1997.

          Interest expense increased 59%, or approximately $57 million, to $154 million from the first nine months of 1996 to the same period of 1997. The increase resulted from the additional interest expense associated with the $250 million 10 1/4% Senior Subordinated Notes, the $250 million 5 3/8% TECONS, the $325 million 8 3/8% Senior Subordinated Notes, project financing debt associated with the Company's investments in Light, CEMIG, EDEN, EDES, and bridge loans associated with the acquisition of EDEN, EDES, and CEMIG, offset slightly by declining balances related to project financing debt of existing projects, the retirement of the $75 million 9 3/4% Senior Subordinated Notes in July 1997, and the redemption of the $50 million, 6 1/2% Convertible Debentures in August 1996.

         Interest income increased 67%, or approximately $4 million, to $10 million from the third quarter of 1996 to the third quarter of 1997, and increased 75%, or approximately $12 million, to $28 million from the first nine months of 1996 to the same period of 1997. These increases were primarily due to the short-term investment of proceeds from the Company's offering of approximately 5.1 million shares of common stock in March 1997, and from the $180 million 10 1/8% Notes due 2006 issued by Chigen in December 1996. Additional interest income was also earned on debt service reserves established as part of the project financing arrangement associated with the Company's equity investment in Light.

         Equity in earnings of affiliates (after income taxes) increased 211% or approximately $19 million, to $28 million from the third quarter of 1996 to the same period of 1997, and increased 263% or approximately $42 million, to $58 million from the first nine months of 1996 to the same period of 1997. These increases were primarily due to earnings from the Company's investment in Light in June 1996 and CEMIG in June 1997.

         Income taxes decreased 6% or approximately $1 million, to $15 million from the third quarter of 1996 to the third quarter of 1997, and increased 6% or approximately $3 million, to $50 million from the first nine months of 1996 to the same period of 1997. The decrease for the quarter was primarily due to the additional interest expense of consolidated subsidiaries which were used to finance investments recorded under the equity method. The increase for the first nine months resulted primarily from an increase in the Company's estimated effective income tax rate from approximately 39% in 1996 to 40% in 1997 and higher income before taxes offset in part by the additional interest expense of consolidation subsidiaries which were used to finance investments recorded under the equity method.

Cash Flows, Liquidity and Capital Resources

          At September 30, 1997 cash and cash equivalents totaled approximately $358 million, as compared to $185 million at the beginning of the year. The $173 million increase in cash resulted from a use of $2,127 million for investing activities which were funded by $2,183 million from financing activities and $117 million provided by operating activities. Significant investing activities included project construction at AES Barry, AES Lal Pir, AES Pak Gen and AES Warrior Run; an additional purchase of Light shares (2.4%); acquisition of a 60% interest in each of EDEN and EDES; acquisition of a collective 14.41% interest in CEMIG with the Southern Company and The Opportunity Fund, funding the acquisition of Destec's international assets, and the funding of debt service reserves related to AES Chigen. Furthermore, the net source of cash from financing activities was primarily the result of issuing TECONS and common stock with net proceeds of $736 million (excluding stock option exercises), borrowing $1,291 million of project financing debt, issuing $511 million of senior subordinated notes, and contributions from minority partners of $260 million, offset by repayments of $127 million of project financing debt and $213 million of repayments under the Revolver. Unrestricted net cash flow of the parent company totaled approximately $226 million for the four quarters ended September 30, 1997.

          The increase in electric generation and distribution assets of $665 million, to $2,563 million from December 31, 1996 to September 30, 1997 was due primarily to the EDEN, EDES, Los Mina and Indian Queens acquisitions, and purchase price allocations made for the amalgamation of AES Chigen. The increase in construction in progress of $226 million, to $800 million from December 31, 1996 to September 30, 1997 was due primarily to the start of construction at the AES Barry and AES Mt. Stuart facilities, and continued construction of the AES Warrior Run, AES Lal Pir, and AES Pak Gen facilities and several facilities at AES Chigen. The increase in investments in and advances to affiliates of $1,344 million, to $1,835 million was primarily due to the CEMIG, Kingston, and Elsta acquisitions, purchase price allocations made for the amalgamation of AES Chigen, and the additional purchase of Light shares. The increase in electricity concession agreements is associated with the Company's acquisition of EDEN and EDES in May 1997. The increase in other assets was primarily due to the acquisition of an equity interest in Hazelwood, which the Company intends to sell.

         The increase in both the current portion of project financing debt of $422 million, to $532 million and long-term portion of project financing debt of $1,256 million, to $2,814 million from December 31, 1996 to September 30, 1997 was primarily due to the financing of the EDEN, EDES, CEMIG, and Indian Queens, offset in part by payments on other project financing debt. The long-term portion of project financing debt was further increased by borrowings of approximately $180 million at AES Chigen.

         The increase in additional paid-in capital of $659 million, to $1,018 million from December 31, 1996 to September 30, 1997 was primarily due to the issuance of 5.1 million shares of AES Common Stock in March, 9.0 million shares in July amounting to net proceeds of $494 million, combined with the issuance of approximately 4.8 million shares of AES Common Stock with a value of $142 million associated with the amalgamation of AES Chigen in May 1997.

         In July 1997, the Company issued approximately $325 million of Senior Subordinated Notes due 2007 with an 8 3/8% interest rate per annum in a private placement, and approximately $359 million of its common stock at a price of $39.88 per share in a public offering.


Foreign Currency Exchange Rate Adjustments

         Through its equity investments in foreign affiliates and subsidiaries, AES operates in jurisdictions dealing in currencies other than the Company's functional currency, the U.S. dollar. Such investments and advances were made to fund equity requirements and to provide collateral for contingent obligations. Due primarily to the long-term nature of the investments and advances, the Company accounts for any adjustments resulting from translation of the financial statements of its foreign investments as a charge or credit directly to a separate component of stockholders' equity until such time as the Company realizes such charge or credit. At that time, any differences would be recognized in the statement of operations as gains or losses.

         In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $100 million in cumulative foreign currency translation adjustment losses at September 30, 1997.

PART II--OTHER INFORMATION


Item 1.           Legal Proceedings.

         The Company is involved in certain legal proceedings in the normal course of business. Reference is made to the Company's Quarterly Report filed with the Commission on Form 10-Q for the quarterly periods ended June 30 and March 31, 1997, and the Company's Current Report on Form 8-K dated November 6, 1997, for material developments in the Company's legal proceedings. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.


Item 2.           Changes in Securities.

         In July 1997, the Company issued approximately $325 million of senior subordinated notes due 2007 with an 8 3/8% interest rate per annum in a private placement, and approximately $359 million of its common stock at a price of $39.88 per share in a public offering.

         In October 1997, the Company issued approximately $375 million of senior subordinated notes due 2007 with an 8 1/2% interest rate per annum, and approximately $125 million of senior subordinated debentures due 2027 with an 8 7/8% interest rate per annum in a private offering. The Company used the net proceeds of approximately $485 million to repay indebtedness incurred in connection with its acquisition of CCODEE, and for general corporate purposes.

         Also in October, in connection with the acquisition of the shares of CCODEE, AES Trust II, a wholly-owned subsidiary of AES, sold six million of its $2.75 Term Convertible Securities, Series B ("TECONS"), liquidation amount $50 per security, for $50.00 per TECONS (for an aggregate of $300 million) in a private placement pursuant to Rule 144 and Regulation S under the Securities Act of 1933, as amended. J.P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Unterberg Harris acted as initial purchasers (the "Initial Purchasers") in the private placement. The Initial Purchasers were paid by the Company, as compensation for their services, $1.375 per TECONS (or $8.250 million in the aggregate). Each TECONS is convertible at any time prior to the close of business on September 30, 2012 (or, in the case of TECONS called for redemption, prior to the close of business on the business day prior to the applicable redemption date) at the option of the holder into shares of common stock, par value $.01 per share, of AES (the "AES Common Stock") at the rate of
0.8914 shares of AES Common Stock for each TECONS, subject to adjustment in certain circumstances.

Item 3.           Defaults Upon Senior Securities.

                  None


Item 4.           Submission of Matters to a Vote of Security Holders.

                  None


Item 5.           Other Information.

                  None


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                        Exhibit         Document
                        Number

                           4.........Indenture  for the $325  million  aggregate
                                     principal   amount   of   8   3/8%   Senior
                                     Subordinated  Notes  due  2007  dated as of
                                     July 17, 1997  (pursuant  to the  exception
                                     contained   in   Item   601(b)(4)(iii)   of
                                     Regulation S-K for nonregistered securities
                                     not    exceeding    10   percent   of   the
                                     Registrant's total assets, the Company is not filing the Indenture as an exhibit to this Quarterly Report on Form 10-Q but agrees to furnish a copy of the Indenture to the Commission upon request)

                           10........Agreement  for  the  Purchase  and  Sale of
                                     Shares   of   Companhia   Centro-Oeste   de
                                     Distribuicao     de    Energia     Eletrica
                                     ("CCODEE"), translated from Portuguese

                           11........Consolidated      Statements      Regarding
                                     Computation of Earnings Per Share

                           27....... Financial Data Schedule, which is submitted
                                     electronically   to  the   Securities   and
                                     Exchange Commission for information only and not filed.

         (b)      Reports on Form 8-K.


During the quarter ended September 30, 1997, the Company filed the following:


                  (i) Form 8-K, (Item 2, Acquisition or Disposition of Assets, Item 5, Other Events and Item 7, Financial Statement and Exhibits) dated July 3, 1997 related to financing for the Company's Destec, CEMIG and ESEBA acquisitions and the Company's consolidated financial statements.

                  (ii) Form 8-K, (Item 5, Other Events) dated July 3, 1997 with respect to the Company's commencement of a private offering of $275 million of Senior Subordinated Notes due 2007.

                  (iii) Form 8-K, (Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statement and Exhibits) dated July 14, 1997 reporting on the Company's completion of its acquisition of the international assets of Destec Energy, Inc.

                  (iv) Form 8-K, (Item 5, Other Events and Item 7, Financial Statement and Exhibits) dated July 15, 1997 filing the Company's press releases announcing an increase in the size of the offering of Senior Subordinated Notes due 2007 to $325 million and announcing the Company's earnings for the second quarter of 1997.

                  (v) Form 8-K, (Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statement and Exhibits) dated July 16, 1997 reporting on the Company's acquisition of CEMIG and providing CEMIG's financial statements.

                  (vi) Form 8-K, (Item 7, Financial Statement and Exhibits) dated August 5, 1997 amending the Independent Auditors' Report filed in the Company's report to the Commission on Form 8-K dated July 3, 1997.

                  (vii) Form 8-K, (Item 5, Other Events and Item 7, Financial Statement and Exhibits) dated August 18, 1997 related to the Company's 2 for 1 stock split in the form of a dividend.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AES Corporation (Registrant)



By/s/ BARRY J. SHARP
-----------------------------
BARRY J. SHARP
Vice President and Chief Financial Officer

Dated: November 13, 1997

EXHIBIT INDEX




                         Exhibit     Document
                         Number
                           10........Agreement  for the  Purchase  and  Sale of
                                     Shares   of   Companhia   Centro-Oeste   de
                                     Distribuicao     de    Energia     Eletrica
                                     ("CCODEE"), translated from Portuguese

                           11.........Consolidated      Statements     Regarding
                                     Computation of Earnings Per Share

                           27.........Financial   Data   Schedule,    which   is
                                     submitted electronically to the Securities and Exchange Commission for information only and not filed.