Form 10-K
period 1997-12-31
AES CORPORATION
filed 1998-03-31
CIK 874761

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-19281

                               THE AES CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                                         54-1163725
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

 1001 NORTH 19TH STREET, ARLINGTON, VIRGINIA                                              22209
  (Address of principal executive offices)                                              (Zip Code)

       Registrant's telephone number, including area code: (703) 522-1315
           Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTER
            -------------------                             ---------------------------------------
    Common Stock, par value $0.01 per share                            New York Stock Exchange
$2.6875 Term Convertible Securities, Series A                         New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:


             TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
     Warrants to Purchase Common Stock,
          par value $.01 per share                                       NASDAQ

                            ------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            -------------------------
         The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 1, 1998, was $5,415,482,847. The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at February 1, 1998, was 175,065,659.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy   Statement  for  the  Annual  Meeting  of  Stockholders  of  the
Registrant to be held on April 21, 1998. Certain information therein is incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         (a)  General development of business.

OVERVIEW

         The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are helping to meet the world's needs by providing electricity to customers in many countries in a socially responsible way.

         Until recently, the Company's sales of electricity were almost exclusively made to customers (generally electric utilities or regional electric companies) on a wholesale basis for further resale to end users. This is often referred to as the electricity "generating" business. Sales by these generating companies are usually made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates. The Company's ownership portfolio of power facilities includes new plants constructed for such purposes ("greenfield" plants) as well as existing power plants acquired through competitively bid privatization initiatives and negotiated acquisitions.

         AES now operates and owns (entirely or in part) a diverse portfolio of electric power plants (including those within the integrated distribution companies discussed below) with a total capacity of 17,636 megawatts (MW). Of that total, 43% are fueled by coal or petroleum coke, 6% are fueled by natural gas, 34% are hydroelectric facilities, 6 % are fueled by oil, and the remaining 11% are capable of using multiple fossil fuels. Of the total MW, 1,069 (six plants) are located in the United States, 1,588 (four plants) are in China, 1,281 (three pants) are in Hungary, 5,856 (thirty-nine plants) are in Brazil, 5,384 (seven plants) are in Kazakhstan (including 4,000 MW attributable to Ekibastuz which currently has a capacity factor of approximately 20%), 210 (one plant) is in the Dominican Republic, 110 (one plant) is in Canada, and 695 (two plants) are in Pakistan.

         AES is also currently in the process of adding approximately 5,331 MW to its operating portfolio by constructing several new plants. These include a 180 MW coal-fired plant in the United States, four coal-fired plants in China totaling 2,314 MW, a 230 MW natural gas-fired plant in the UK, a 405 MW natural gas-fired plant in the Netherlands, a 288 MW kerosene-fired plant in Australia, an 830 MW natural gas-fired plant in Argentina, a 484 MW natural gas-fired plant in Mexico and a 600 MW natural gas-fired plant in Brazil.

         As a result, AES's total MW of 84 power plants in operation and under construction is approximately 22,967 and net equity ownership (total MW adjusted for the Company's ownership percentage) represents approximately 12,247 MW.

         Beginning in 1996 and continuing through 1997, AES has also acquired interests (both majority and minority) in companies that sell electricity directly to commercial, industrial, governmental and residential customers. This is often referred to as the electricity "distribution" business. Electricity sales by AES's distribution businesses are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authority as part of the original privatization of each distribution company. In certain cases, these distribution companies are "integrated," in that they also own electric power plants for the purpose of generating a portion of the electricity they sell. Each distribution company also purchases, in varying proportions, electricity from third party wholesale suppliers, including in certain cases, other subsidiaries of the Company.

         AES has majority ownership in two distribution companies in Argentina, one in Brazil and one in El Salvador (purchased in 1998), and less than majority ownership in two additional distribution companies in Brazil. These six companies serve a total of approximately 8 million customers with gigawatt hour sales exceeding 63,000. On a net equity basis, AES's ownership represents approximately 2 million customers and gigawatt hour sales exceeding 15,000.

         AES has been successful in growing its business and serving additional customers by participating in competitive bidding under privatization initiatives and has been particularly interested in acquiring existing businesses or assets in electricity markets that are promoting competition and eliminating rate of return regulation. In such privatizations, sellers generally seek to complete competitive solicitations in less than one year, much quicker than the time periods associated with greenfield development, and usually require payment in full on transfer. AES believes that its experience in competitive markets and its worldwide integrated group structure, with its significant geographic coverage and presence, enable it to react quickly and creatively in such situations.

         Because of this relatively quick process or other considerations, it may not always be possible to arrange "project financing" (the Company's historically preferred financing method, which is discussed further under Item 7, "Discussion and Analysis of Financial Condition and Results of Operations" herein) for specific potential acquisitions. Additionally, as in the past, certain acquisitions or the commencement of construction in several greenfield developments would potentially require the Company to obtain substantial additional financing including both debt and equity.

OUTLOOK

         All over the world, electricity markets continue to be restructured and there is a trend away from government-owned and government-regulated electricity systems toward deregulated, competitive market structures. Many countries have rewritten their laws and regulations to allow foreign investment and private ownership of electricity generation, transmission or distribution companies. Some countries (for example the UK, Brazil and some of those of the former Soviet Union, among others) have or are in the process of "privatizing" their electricity systems by selling all or part of such systems to private investors. This global trend of electricity market restructuring provides significant new business opportunities for companies like AES.

         Several states in the United States are also beginning to follow this trend. In particular, some regulated public utilities have begun to sell or auction their generation capacity. Substantially all of the transmission and distribution services in the United States continue, however, to be regulated under a state and Federal regulatory framework. In addition, many states have passed or are considering new legislation that would permit utility customers to choose their electricity supplier in a competitive electricity market (so-called "retail access" or "customer choice" laws). While each state's plan differs in details, there are certain consistent elements, including allowing customers to choose their electricity suppliers by a certain date (the dates in the existing or proposed legislation vary between 1998 and 2003), allowing utilities to recover "stranded assets" (the remaining costs of uneconomic generating or regulatory assets) and a reaffirmation of the validity of contracts like the Company's U.S. contracts.

         AES's investments and involvement in the development of new projects and the acquisition of existing power plants and distribution companies in locations outside the United States is increasing. The financing, development and operation of such businesses may entail significant political and financial uncertainties and other structuring issues (including uncertainties associated with the legal environments, with first-time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, currency inconvertibility, political instability, civil unrest, and in severe cases possible expropriation). Although AES attempts to minimize these risks, these issues have the potential to cause substantial delays or material impairment to the value of the project being developed or business being operated.

         The Company, a corporation organized under the laws of Delaware, was formed in 1981. AES has its principal offices located at 1001 North 19th Street, Suite 2000, Arlington, Virginia 22209, and its telephone number is (703) 522-1315.

CAUTIONARY STATEMENTS AND RISK FACTORS

         The Company wishes to caution readers that the following important factors, among others, indicate areas affecting the Company which involve risk and uncertainty. These factors should be considered when reviewing the Company's business, and are relied upon by AES in issuing any forward-looking statements. Such factors could affect AES's actual results and cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, AES. Some or all of these factors may apply to the Company's businesses as currently maintained or to be maintained.

      o Changes in company-wide operation and availability (including wholly- and partially-owned facilities) compared to the Company's historical performance; changes in the Company's historical operating cost structure, including but not limited to those costs associated with fuel, operations, supplies, raw materials, maintenance and repair, people, transmission of electricity and insurance.

      o In certain non-U.S. countries where the Company is or is seeking to conduct business: unexpected changes in electricity tariff rates or tariff adjustments for increased expenses; the ability or inability of AES to obtain, or hedge against, foreign currency; foreign exchange rates and fluctuations in those rates; the economic, political and military conditions affecting property damage, interruption of business and expropriation risks; changes in trade, monetary and fiscal policies, laws and regulations; other activities of governments, agencies and similar organizations; social and economic conditions; local inflation and monetary fluctuations; import and other charges or taxes; conditions or restrictions impairing repatriation of earnings or other cash flow; nationalizations and unstable governments and legal systems, and intergovernmental disputes.

      o Changes in the amount of and rate of growth in, AES's selling, general and administrative expenses; the impact of AES's ongoing evaluation of its development costs, business strategies and asset valuations, including, but not limited to, the effect of a failure to successfully complete certain development projects.

      o Legislation intended to promote competition in U.S. and non-U.S. electricity markets, such as those currently receiving serious consideration in the United States Congress to repeal (i) the Public Utility Regulatory Policies Act of 1978, as amended, or at least to repeal the obligation of utilities to purchase electricity from qualifying facilities, and (ii) the Public Utility Holding Company Act of 1935, as amended; changes in regulatory rule-making by the Federal Energy Regulatory Commission or other regulatory bodies; changes in energy taxes; or new legislative or regulatory initiatives in non-U.S. countries; changes in national, state or local environmental, safety, tax and other laws and regulations applicable to the Company or its operations.

      o The prolonged failure by any customer of the Company or any of its subsidiaries to fulfill its contractual payment obligations presently or in the future, either because such customer is financially unable to fulfill such contractual obligation or otherwise refuses to do so.

      o Successful and timely completion of (i) the respective construction for each of the Company's electric generating projects now under construction and those projects yet-to-begin construction or (ii) capital improvements to its existing facilities.

      o Changes in inflation, fuel, electricity and other commodity prices in U.S. and non-U.S. markets; conditions in financial markets, including fluctuations in interest rates and the availability of capital; and changes in the economic and electricity consumption growth rates in U.S. and non-U.S. countries.

      o Unusual weather conditions and the specific needs of each plant to perform unanticipated facility maintenance or outages (including annual or multi-year).

      o The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims, and changes in those items, developments or assertions by or against AES; the effect of new, or changes in, accounting policies and practices and the application of such policies and practices.

      o Changes or increases in taxes on property, plant, equipment, emissions, gross receipts, income or other aspects of the Company's business or operations.

         (b) Financial information about industry segments.

         The Company operates in only one industry segment: electric power supply.

         (c) Narrative description of business.

         The Company attempts to participate in competitive power markets as they develop either by greenfield development or by acquiring and operating existing facilities or systems in these markets. The Company generally operates electric generating facilities that utilize natural gas, coal, oil, hydro power, or combinations thereof. In addition, the Company participates in electricity distribution and retail supply businesses in certain limited instances, and will continue to review opportunities in such markets in the future. Other elements of the Company's strategy include:

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

         The Company also strives for operating excellence as a key element of its strategy, which it believes it accomplishes by minimizing organizational layers and maximizing company-wide participation in decision-making. AES has attempted to create an operating environment that results in safe, clean and reliable electricity generation and distribution. Because of this emphasis, the Company prefers to operate all facilities which it develops or acquires; however, there can be no assurance that the Company will have operating control of all of its facilities.

         The Company's historical and significant focus has been and continues to be the wholesale generation and supply of electricity. More recently AES has acquired four electricity distribution businesses and has invested in two integrated utilities in Central and South America. Asset composition, operating margins and a variety of other business characteristics differ significantly from one type of business to another. References to power sales agreements, fuel supply agreements and plants generally mean those related to the generation business. Concession (or service) contracts, supply contracts, and networks are generally associated with the distribution businesses. Integrated utilities have characteristics of both businesses. In addition, integrated utilities may generate more or less of their own electricity. For example, Light generates a comparatively low percentage of its own electricity (approximately 16 percent) while CEMIG generates almost all of its own electricity needs.

         Most of AES's electric generation plants sell electricity under long-term power sales contracts. The Company attempts, whenever possible, to structure the revenue provisions of its plants' power sales contracts such that changes in the revenue components of these contracts correspond, as closely as possible, to fluctuations in the cost components of the plant (primarily fuel costs). A plant's revenues from a power sales contract usually consists of two components, energy payments and capacity payments. Energy payments are based on a plant's net electrical output, with payment rates usually indexed to the fuel costs of the contracting utility or to general inflation indices. Capacity payments are based on either a plant's net electrical output (the amount of electricity delivered on a kilowatt-hour basis) or its available capacity (the ratio of kilowatt hours the plant delivers to the total kilowatt hours requested by the customer). Capacity payment rates vary over the term of a power sales contract according to various schedules.

         To the extent possible, the Company attempts to structure an electric generation plant's fuel supply contract so that fuel costs are indexed in a manner similar to the energy payments a project receives under the power sales contract. In this way, project revenues are partially hedged against fluctuations in fuel costs.

         As with fuel prices, AES has hedged a substantial portion of its projects against the risk of fluctuations in interest rates. In each project with fixed capacity payments, AES has attempted to hedge all or a significant portion of its risk of interest rate fluctuations by arranging for fixed-rate financing or variable-rate financing with interest rate swaps or other hedging mechanisms. Those projects with fluctuating capacity payments are hedged by arranging for floating rate financing.

         The Company attempts to finance each domestic and foreign project primarily under loan agreements and related documents which, except as noted below, require the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. This type of financing is usually referred to as "project financing." The lenders under these project financing structures generally cannot look to AES or its other projects for repayment, unless such entity explicitly agrees to undertake liability. AES has explicitly agreed to undertake certain limited obligations and contingent liabilities, most of which by their terms will only be effective or will be terminated upon the occurrence of future events. These obligations and liabilities take the form of guarantees, letter of credit reimbursement agreements, and agreements to pay, in certain circumstances, to project lenders or other parties amounts up to the amounts of distributions previously made by the applicable subsidiary or affiliate to AES. To the extent AES becomes liable under guarantees and letter of credit reimbursement agreements, distributions received by AES from other projects are subject to the possibility of being utilized by AES to satisfy these obligations. To the extent of these obligations, the lenders to a project effectively have recourse to AES and to the distributions to AES from other projects. The aggregate contractual liability of AES is, in each case, usually a small portion of the aggregate project debt, and thus the project financing structures are generally described herein as being "substantially non-recourse" to AES and its other projects.

         Year 2000. The Company is reviewing and assessing the anticipated costs, problems and uncertainties associated with the so-called Year 2000 issues in accordance with Securities and Exchange Commission Staff Legal Bulletin No. 5, dated October 8, 1997. In connection therewith, and with its ongoing evaluation of technological developments and information systems' needs, the Company's facilities have begun implementation of a Year 2000 review whereby each facility is in the process of identifying systems requiring modification or conversion. Within the context of risks identified in the SEC Bulletin noted above and the ongoing review the Company is conducting, the Registrant believes that Year 2000 issues will not materially affect its facilities, services, or competitive conditions, and that the costs of addressing the Year 2000 issues will not materially impact future consolidated operating results, financial condition or cash flows.

PRINCIPLES AND PRACTICES

         A core part of AES's corporate culture is a commitment to "shared principles." These principles describe how AES people endeavor to behave, recognizing that they don't always live up to these standards. The principles are:

         Integrity - AES strives to act with integrity, or "wholeness." The Company seeks to honor its commitments. The goal is that the things AES people say and do in all parts of the Company should fit together with truth and consistency.

         Fairness - AES wants to treat fairly its people, its customers, its suppliers, its stockholders, governments and the communities in which it operates. Defining what is fair is often difficult, but the Company believes it is helpful to routinely question the relative fairness of alternative courses of action.

         Fun - AES desires that people employed by the Company and those people with whom the Company interacts have fun in their work. AES's goal has been to create and maintain an environment in which each person can flourish in the use of his or her gifts and skills and thereby enjoy the time spent at AES.

         Social Responsibility - The Company believes that it has a responsibility to be involved in projects that provide social benefits, such as lower costs to customers, a high degree of safety and reliability, increased employment and a cleaner environment.

         AES recognizes that most companies have standards and ethics by which they operate and that business decisions are based, at least in part, on such principles. The Company believes that an explicit commitment to a particular set of standards is a useful way to encourage ownership of those values among its people. While the people at AES acknowledge that they won't always live up to these standards, they believe that being held accountable to these shared values will help them behave more consistently with such principles.

         AES  makes  an  effort  to  support  these   principles  in  ways  that
acknowledge a strong corporate commitment and encourage people to act accordingly. For example, AES conducts annual surveys, both company-wide and at each location, designed to measure how well its people are doing in supporting these principles -- through interactions within the Company and with people outside the Company. These surveys are perhaps most useful in revealing failures, and helping to deal with those failures. AES's principles are relevant because they help explain how AES people approach the Company's business. The Company seeks to adhere to these principles, not as a means to achieve economic success but because adherence is a worthwhile goal in and of itself.

         In order to create a fun working environment for its people and implement its strategy of operational excellence, AES has adopted decentralized organizational principles and practices. For example, AES works to minimize the number of supervisory layers in its organization. Most of the Company's plants operate without shift supervisors. The project subsidiaries are responsible for all major facility-specific business functions, including financing and capital expenditures. Criteria for hiring new AES people include a person's willingness to accept responsibility and AES's principles as well as a person's experience and expertise. The Company has generally organized itself into multi-skilled teams to develop projects, rather than forming "staff" groups (such as a human resources department or an engineering staff) to carry out specialized functions.

FACILITIES

         The following tables set forth relevant information regarding the Company's generation facilities that are currently in operation by geographic region or currently under construction and the distribution companies in which AES has an ownership interest. For a description of risk factors and additional factors that may apply to the Company's businesses, see also the information contained under the caption "Cautionary Statements and Risk Factors" in Item 1 above, and Item 7, "Discussion and Analysis of Financial Condition and Results of Operations" herein.

--------------------------------------------------------------------------------------------------------------------
                                                   YEAR OF
                                                ACQUISITION OR     APPROXIMATE
                                                 COMMENCEMENT      CAPACITY IN                         AES EQUITY
GENERATION                                      OF COMMERCIAL       MEGAWATTS     GEOGRAPHIC            INTEREST
FACILITIES IN OPERATION         FUEL              OPERATIONS          (MWS)       LOCATION              (PERCENT)
--------------------------------------------------------------------------------------------------------------------
North America
-------------
Deepwater                       Pet coke             1986(1)            143       Texas                    100
Beaver Valley                   Coal                 1987               125       Pennsylvania              80
Placerita                       Gas                  1989               120       California               100
Thames                          Coal                 1990               181       Connecticut              100
Shady Point                     Coal                 1991               320       Oklahoma                 100
Hawaii (Barbers Point)          Coal                 1992               180       Hawaii                   100
Kingston                        Gas                  1997               110       Canada                    50

Latin America
-------------
San Nicolas                     Multiple             1993               650       Argentina                 69
Rio Juramento (2 plants)        Hydro                1995               112       Argentina                 98
San Juan (2 plants)             Hydro/Gas            1996                78       Argentina                 98
Light (4 plants)                Hydro                1996               788       Brazil                    14
CEMIG (35 plants)               Hydro(3)             1997             5,068       Brazil                     9
Los Mina                        Oil                  1997               210       Dominican Republic       100

Asia and the Pacific
--------------------
Cili Misty Mountain             Hydro                1994                26       China                     51
Yangchun Sun Spring             Oil                  1995                15       China                     25
Wuxi Tin Hill                   Oil                  1996                63       China                     55
Wuhu Grassy Lake                Coal                 1996               250       China                     25
Ekibastuz                       Coal                 1996             4,000(2)    Kazakhstan                70
Chengdu Lotus City              Gas                  1997                48       China                     35
Tau Power (6 plants)            Coal/Hydro           1997             1,384       Kazakhstan                85
Hefei Prosperity Lake           Oil                  1997                76(4)    China                     70
Jiaozuo Aluminum Power          Coal                 1997               125(4)    China                     70
Lal Pir                         Oil                  1997               344       Pakistan                  90
Pak Gen                         Oil                  1998               351       Pakistan                  90

Europe
------
Kilroot (NIGEN)                 Coal/Oil             1992               520       United Kingdom            47
Belfast West (NIGEN)            Coal                 1992               240       United Kingdom            47
Medway                          Gas                  1995               688       United Kingdom            25
Borsod (Tiszai)                 Coal                 1996               171       Hungary                   63
Tisza II (Tiszai)               Oil/Gas              1996               860       Hungary                   96
Tiszapalkonya (Tiszai)          Coal                 1996               250       Hungary                   96
Indian Queens                   Gas                  1997               140       United Kingdom           100
-------------                                                           ---
TOTAL IN OPERATION                                                   17,636


(1) Plant operations commenced in 1986, but control was acquired in 1995.

(2) Due to poor historical maintenance over the ten years prior to the Company's purchase, the facility's capacity factor is approximately 20%.

(3) Total capacity of CEMIG includes 125 MW of thermal generation. Six hydro plants represent approximately 90% of CEMIG's total generation capacity.

(4) Seventy-six and 125 MW of Hefei Prosperity Lake and Jiaozuo Aluminum Power, respectively, are currently in operation. The remaining portions are under construction.

--------------------------------------------------------------------------------------------------------------------
                                                   YEAR OF
                                                ACQUISITION OR     APPROXIMATE
                                                 COMMENCEMENT      CAPACITY IN                         AES EQUITY
GENERATION                                      OF COMMERCIAL       MEGAWATTS     GEOGRAPHIC            INTEREST
FACILITIES UNDER CONSTRUCTION   FUEL             OPERATIONS(1)        (MWS)       LOCATION              (PERCENT)
--------------------------------------------------------------------------------------------------------------------
Elsta                           Gas           1998                      405       Netherlands               50
Jiaozuo Aluminum Power          Coal          1998                      125(3)    China                     70
Aixi Heart River                Coal          1998                       50       China                     70
Hefei Prosperity Lake           Oil           1998                       39(3)    China                     70
Barry                           Gas           1998                      230       United Kingdom           100
Warrior Run                     Coal          1999                      180       Maryland                 100
Mt. Stuart                      Oil           1999                      288       Australia                100
Parana                          Gas           2000                      830       Argentina                 67
Yangcheng Sun City              Coal          2000(2)                 2,100       China                     25
Uruguaiana                      Gas           2000                      600       Brazil                   100
Merida III                      Gas           2000                      484       Mexico                    55
----------                                                              ---
TOTAL UNDER CONSTRUCTION                                              5,331
TOTAL IN OPERATION AND UNDER CONSTRUCTION                            22,967

(1) Dates  for   commencement  of  commercial   operation  of  facilities  under
    construction are projections only and may be subject to change.

(2) Yangcheng Sun City is being constructed over a sixty-month period that began in 1997. The first of the six 350 MW units is estimated to be completed in 2000.

(3) Seventy-six and 125 MW of Hefei Prosperity Lake and Jiaozuo Aluminum Power, respectively, are currently in operation. The remaining portions are under construction.

         The  table  below  sets  forth  information   regarding  the  Company's
distribution facilities.

-----------------------------------------------------------------------------------------------------
                               APPROXIMATE NUMBER                                       AES EQUITY
DISTRIBUTION                      OF CUSTOMERS      APPROXIMATE    GEOGRAPHIC            INTEREST
FACILITIES                           SERVED        GIGAWATT HOURS  LOCATION              (PERCENT)
-----------------------------------------------------------------------------------------------------
Light                               2,700,000          19,981      Rio de Janeiro,  Brazil   14
EDEN                                  270,000           3,572      Buenos Aires, Argentina   60
EDES                                  129,000           1,182      Buenos Aires, Argentina   60
CEMIG                               4,143,000          32,179      Minas Gerais,  Brazil      9
Sul                                   804,000           5,772      Rio Grande do Sul, Brazil 91
CLESA                                 188,000             561      Santa Ana, El Salvador    64
-----                                 -------             ---

TOTALS FOR DISTRIBUTION FACILITIES   8,234,000          63,247
----------------------------------   ---------          ------

NORTH AMERICA

         AES currently owns and operates, through subsidiaries and affiliates, seven generation facilities in the United States and Canada representing approximately 1,179 MW.

         Deepwater is a 143 MW petroleum coke-fired cogeneration facility located near Houston, Texas. The facility sells electricity to Houston Lighting and Power Company under a power sales contract which expires in 1998. Deepwater, under a contract which also expires in 1998, produces and delivers process steam to an ARCO Petroleum Products Company refinery adjacent to the cogeneration facility. Deepwater currently is in negotiations with various parties to provide for the continued sale of its electricity and steam generation upon the expiration of the two mentioned contracts.

         Beaver Valley is a 125 MW pulverized coal-fired cogeneration facility located in Monaca, Pennsylvania. AES is the managing partner and operator of Beaver Valley. West Penn Power Company purchases electricity produced by the plant under a power sales contract with a remaining term of approximately 19 years. The facility sells steam to NOVA Chemicals Inc. for use in its chemical processing activities under a requirements contract with a remaining term of approximately four years.

         Placerita is a 120 MW natural gas-fired, combined-cycle cogeneration facility near Los Angeles, California. The plant sells electricity to Southern California Edison Company under a contract with a remaining term of approximately 16 years. Placerita sells steam to Hillside Oil Partners, which is engaged in oil recovery operations, and ARCO Oil and Gas Company.

         Thames is a 181 MW coal-fired, circulating fluidized bed ("CFB") cogeneration plant located in Montville, Connecticut. Power generated by Thames is sold to Connecticut Light and Power Company ("CL&P") under a contract with a remaining term of approximately 17 years. Thames also sells steam to Stone Container Paperboard Corporation for use in its recycled paperboard plant located adjacent to the plant. Moody's Investor Service Inc. ("Moody's") and Standard & Poor's Corporation ("S&P") have recently downgraded CL&P's senior secured long-term debt from Baa3/BBB- to Ba2/BB, and S&P has placed CL&P on watch for possible downgrade. As a result of regulatory action by the Public Service Commission of New Hampshire, Moody's and S&P recently downgraded the senior unsecured debt of Northeast Utilities, the parent of CL&P, from Ba2/BB to B1/B+ and S&P has placed Northeast Utilities on watch for possible downgrade.

         Shady Point is a 320 MW coal-fired, CFB cogeneration plant in LeFlore County, Oklahoma. The Shady Point facility includes a 240-ton per day food grade, liquid CO2 plant, which utilizes in its CO2 production processes approximately 65,000 pounds per hour of process steam produced by the plant. Shady Point sells electricity to Oklahoma Gas and Electric Company under a contract with a remaining term of approximately 10 years.

         Hawaii is a 180 MW coal-fired, CFB cogeneration plant located in Kapolei, Oahu, Hawaii. Hawaii sells electricity to Hawaiian Electric Company, Inc. under a contract with a remaining term of 25 years. Steam generated by the plant is sold to Chevron USA Inc. for use in its oil refining operations under a steam sales agreement with a remaining term of 15 years.

         Kingston is a 110 MW gas-fired, combined-cycle cogeneration facility located in Ernestown Township, Ontario. Kingston is owned by a partnership comprised of AES and two partners, each owning 25 percent. AES acquired its interest in Kingston in June 1997 upon completion of its acquisition of the international assets of Destec Energy, Inc. The plant began commercial operations in February 1997 and is expected to operate as a baseload facility. The Company operates the business through an operation and maintenance agreement entered at the time of its acquisition of its interest in the facility.

LATIN AMERICA

         AES currently owns and operates, through subsidiaries and affiliates, forty-five operating plants in Latin America representing approximately 6,906 MW. In addition, AES has majority ownership in two distribution companies in Argentina, one in Brazil and one in El Salvador (purchased in 1998), and less than majority ownership in two additional integrated distribution companies in Brazil. These six facilities serve a total of approximately 8 million customers with gigawatt hour sales exceeding 63,000.

         San Nicolas is a 650 MW power plant in San Nicolas, Argentina. San Nicolas sells a total of 345 MW of electricity (approximately 53 percent of the plant's output capability) under two power sales contracts, each with a remaining term of three years. Under one of the contracts that runs through 2001, the three recently privatized distribution companies of Empresa Social de Energia de Buenos Aires S.A. ("ESEBA"), two of which are controlled by AES through its ownership interest in Empresa Distribuidora de Energia Norte S.A. ("EDEN") and Empresa Distribuidora de Energia Sur S.A. ("EDES") (described below), purchase 285 MW (except during the month of April of each year, when the amount purchased is 57 MW). Under the other contract, EDELAP, S.A., a privatized Argentine distribution company, purchases 60 MW of electricity. The plant sells additional electricity, when it is profitable to do so, into the Argentine spot market.

          Rio Juramento is a 112 MW hydroelectric station in the province of Salta, Argentina. The station consists of a 102 MW facility with a large storage reservoir capable of inter-year storage, and a 10 MW facility capable of inter-seasonal storage. Rio Juramento has exclusive rights to operate the facility under a 30-year concession agreement, and sells electricity in the Argentine spot market.

         Hidrotermica San Juan, S.A. ("San Juan") is the owner and operator of two power generating facilities totaling 78 MW in the province of San Juan, Argentina. The facility includes a 45 MW hydroelectric power plant and a 33 MW gas combustion power plant.

         Los Mina is an oil-fired, simple-cycle power plant located in Santo Domingo, Dominican Republic that AES acquired through its purchase of the international assets of Destec in June 1997. The 210 MW plant operates two simple-cycle combustion turbine generators on land adjacent to a government owned electricity substation. Los Mina is the second largest generator on the island and supplies power to the capital city of Santo Domingo. The facility burns fuel oil that is piped to the plant from a nearby barge dock. The facility began operations in May 1996. Due to recurring turbine blade failure, Los Mina has been out of service and unable to provide electricity in several instances during the period prior to and after the date of AES's acquisition of the facility. Los Mina is reviewing steps with the facility's equipment supplier to increase the reliability of the plant's output and has begun processing claims to recover costs of the repairs and outages against the contractor and with its insurer. Although no assurance can be given that Los Mina will be able to collect on any of these claims, the Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operation or cash flows.

DISTRIBUTION FACILITIES IN LATIN AMERICA

         Light Servicos de Electricidade, S.A. ("Light") is a Brazilian electric power generation, transmission and distribution system serving 28 municipalities in the state of Rio de Janeiro, Brazil that is controlled by a consortium comprised of AES, Electricite de France, Houston Industries, Companhia Siderurgica Nacional and Banco Nacional de Desenvolvimento Economico E Social (the

"Light Consortium"). In connection with the purchase of the controlling interest by the Light Consortium in 1996, the Ministry of Mines and Energy of Brazil
granted a 30-year concession to Light pursuant to the terms of a concession agreement which obligates Light to provide electric services to all customers within its concession. Light generates about 16 percent of the total electricity it distributes through four hydroelectric complexes having an aggregate installed generating capacity of approximately 788 MW. Of the remaining electricity distributed by Light (approximately 84 percent of the total), 53 percent is purchased from Furnas Centrais Electricas S.A., a power generation and transmission company owned by Eletrobras, and the remaining 31 percent is purchased from Itaipu Binacional, a power generation company owned by the Republic of Brazil and the Republic of Paraguay ("Itaipu"). AES has principal responsibility for all matters relating to generation and purchasing of electricity by Light through its participation in the Light Consortium.

         Companhia Energetica de Minas Gerais ("CEMIG") is an integrated electric utility serving the State of Minas Gerais in Brazil. Through a consortium consisting of AES and two partners (the "CEMIG Consortium"), AES has significant operating influence over CEMIG, including the right to appoint its chief operating officer, and otherwise shares control of CEMIG with the State of Minas Gerais. As it did with Light, the Ministry of Mines and Energy of Brazil granted concessions to CEMIG pursuant to the terms of six concession agreements which obligate CEMIG to provide electric services to all customers within its concession, and authorizes CEMIG to charge its customers a tariff for electric services. CEMIG transmits and distributes electricity, generated or purchased by it, to substantially all areas in Minas Gerais. In addition to the approximately 5,068 MW of electricity it generates, CEMIG purchases approximately 33 percent of its electricity sales from Itaipu.

         EDEN and EDES are two of the three privatized former distribution companies of ESEBA and are controlled by AES through the purchase of its ownership interest in 1997. EDEN and EDES have 95-year territorial exclusive franchise concessions and serve approximately 400,000 customers in the northern and southern portions of the Argentine Province of Buenos Aires. EDEN and EDES source their electric power requirements using both spot market purchases in the wholesale electricity market and contract purchases from San Nicolas, which is also controlled by AES. The contract, which was signed in May 1993 for a term of 8 years, provides for purchases of approximately 2,332 gigawatt hours of electricity per year.

         Companhia Centro-Oeste de Distibuicao de Energia Eletrica ("Sul") is a distribution company recently privatized by Companhia Estadual de Energia Eletrica ("CEEE"). AES purchased Sul in October 1997. Prior to privatization CEEE was a vertically-integrated electric utility that provided approximately 98 percent of the electricity in the Brazilian State of Rio Grande do Sul. Sul serves the central and western portion of the state. Sul has a 30 year exclusive concession to distribute electricity in the territory it currently serves. Sul's location in the State of Rio Grande do Sul borders Argentina which may allow AES to integrate its Brazilian and Argentine operations. Sul, along with the other two distribution companies formerly part of CEEE, will be AES Uruguaiana's customers (described below in "Projects under Construction").

         Compania de Luz Electrica de Santa Ana ("CLESA") is an electricity distribution company serving the city and surrounding areas of Santa Ana, El Salvador. AES acquired control of CLESA in February 1998, through its payment of $109 million for 79.78% of the outstanding shares of CLESA. Comision Ejecutiva Hidroelectrica del Rio Lempa ("CEL"), the El Salvador government-owned utility, sold CLESA, along with three other Salvadoran distribution companies, in an auction held in January 1998. Energia Global International, Ltd., a Bermuda company with activities in Central America, has the right to purchase up to 20% of AES's interest in CLESA. CLESA's service area borders Guatemala and Honduras to the north, with access to the Pacific Ocean. CLESA purchases its electricity in the local spot market and from CEL under an annual contract.

         For a further description of the tariff rate structures, the tariff rate adjustment escalators and the currency exchange rate adjustments that may affect the tariff structures in future years for AES's distribution facilities, please see the information contained in Item 7, "Discussion and Analysis of Financial Condition and Results of Operations" herein.

ASIA AND THE PACIFIC

         In Asia and the Pacific, AES currently operates and owns (entirely or in part), through subsidiaries and affiliates, interests in nineteen generation facilities representing approximately 6,682 MW of generating capacity.

         The Company founded AES China Generating Co. Ltd. ("AES Chigen") in December 1993 to develop, acquire, finance, construct, own and operate electric power generation facilities in the People's Republic of China (the "PRC"). Initially a public company in its own right, AES now owns all of the outstanding shares of AES Chigen through the completion of its amalgamation with AES Chigen in May 1997 wherein AES issued approximately 2.4 million shares of AES Common Stock, par value $.01 per share, in exchange for all of the issued and outstanding shares of the publicly held, Class A Common Stock of AES Chigen. The total purchase price was valued at approximately $157 million. AES Chigen has developed nine power projects which are currently in operation or under construction in the PRC.

         Cili Misty Mountain, located in Cili County, Hunan Province, PRC, consists of three hydroelectric generating units amounting to 26 MW, the third unit of which commenced commercial operation in 1997. Cili Misty Mountain is owned by Xiangci-AES, a 25-year joint venture formed by Hunan Cili Electric Power Company and AES Chigen. Power is purchased by Hunan Cili Electric Power Company.

         Yangchun Sun Spring, located in Yangchun, Guangdong Province, consists of one existing 8.6 MW diesel engine generating facility which was constructed prior to the Company's involvement, and another 6.5 MW diesel engine generating facility which commenced commercial operation in April 1996. The facility is owned by Yangchun Fuyang, a 12.5-year cooperative joint venture formed by Yangchun Municipal Power Supply, Shenzhen Futian Gas Turbine Power Co., Ltd. and a wholly-owned subsidiary of AES Chigen. Yangchun Municipal Power Supply Bureau purchases the plant's electricity and Yangchun Municipal Power Supply provides fuel, both in accordance with 12.5-year agreements.

         Wuxi Tin Hill is an oil-fired, combined cycle power plant which consists of a 48 MW gas turbine generating facility and a 15 MW heat recovery steam turbine generating facility located in Xishan (previously known as Wuxi County), Jiangsu Province, PRC. The gas turbine generating plant commenced commercial operation in March 1996. The heat recovery steam turbine generating plant commenced commercial operation in the first quarter of 1997. Wuxi Tin Hill is owned by Wuxi-AES-CAREC and Wuxi-AES-Zhonghang, two 16-year cooperative joint ventures formed among AES Chigen and China National Aero-Engine Corporation ("CAREC") and Wuxi Power Industry Company ("Wuxi Power"). Xishan Electricity Management Office purchases the power and steam generated by the plant in accordance with a 16-year purchase contract. Fuel to the plant is supplied via two local State-owned oil companies under 16-year contracts.

         Wuhu Grassy Lake is a 250 MW coal-fired power plant located near Wuhu, Anhui Province, PRC. It is the phase IV expansion of an existing 325 MW coal-fired power station. Both units of the power plant have now commenced commercial operations. Wuhu Grassy Lake is owned by Wuhu Shaoda, a 20-year equity joint venture owned by an AES Chigen subsidiary, China Power International Holdings Limited, Anhui Liyuan Electric Power Development Company Limited, and Wuhu Energy Development Company Limited. Power is purchased pursuant to a 20-year operation and off-take contract with Anhui Provincial Electric Power Corporation.

         Chengdu Lotus City is a 48 MW natural gas-fired power plant located in Chengdu, Sichuan Province, PRC. Construction of the power plant commenced in September 1996 and commenced commercial operation during 1997. Chengdu Lotus City is owned by Chengdu AES-Kaihua, a 16-year cooperative joint venture formed by AES Chigen, Huaxi Electric Power Shareholding Company Ltd. ("Huaxi"), Huachuan Petroleum & Natural Gas Exploration ("Huachuan") and Development Company and CAREC. Huaxi purchases the facility's generated power and Huachuan provides fuel, both pursuant to separate 15-year agreements.

         Hefei Prosperity Lake is an oil-fired combined cycle power plant consisting of two 38 MW gas turbines generating units ("gas turbine unit") and one 39 MW heat recovery steam turbine generating unit ("steam turbine unit"). It is located within the boundaries of an existing 325 MW coal fired power plant in Hefei, Anhui Province, PRC. Construction of the power plant commenced in November 1996. The gas turbine unit commenced commercial operation in the third quarter of 1997 and the steam turbine unit is scheduled to commence commercial operation in the third quarter of 1998. Hefei Prosperity Lake is owned by Liyuan-AES and Zhongli Energy, two 16-year cooperative joint ventures formed among a subsidiary of AES Chigen, Hefei Municipal Construction and Investment Company and by Anhui Liyuan Electric Power Development Company Limited. Anhui Provincial Electric Power Corporation purchases power from the plant pursuant to a 16-year operation and off-take contract.

         Jiaozuo Aluminum Power is a 250 MW coal-fired power plant located adjacent to the Jiaozuo Aluminum Mill ("Jiaozuo Mill") in Jiaozuo, Henan Province, PRC. Construction of the power plant commenced in the first quarter of 1995. The first unit of the power plant commenced commercial operation in the third quarter of 1997. The second unit is expected to commence commercial operation in the second quarter of 1998. Jiaozuo Aluminum Power is owned by Jiaozuo Wan Fang, a 23-year cooperative joint venture owned 70 percent by an AES Chigen wholly-owned subsidiary and 30 percent by Jiaozuo Mill. Power is purchased under 23-year contracts by Jiaozuo Mill and by the Henan Electric Power Corporation. Jiaozuo Aluminum Power purchases fuel under one-year negotiated contracts from the local area.

         Ekibastuz is a 4,000 MW (design capacity) mine-mouth, coal-fired power facility in eastern Kazakhstan. Due to economic difficulties over the ten years prior to the Company's purchase, the facility has experienced a reduction in performance and has operated at a capacity factor of up to approximately 20 percent. In its 1996 acquisition of the facility, AES agreed to increase the capacity to 63 percent over a five-year period (contingent on the purchaser's performance of its obligations under the power sales contract). For a further description of Ekibastuz, see the information contained in the section entitled "Results of Operations" contained in Item 7, "Discussion and Analysis of Financial Condition and Results of Operations" hereof.

         Lal Pir and Pak Gen are adjacent 344 and 351 MW, respectively, oil-fired facilities in Punjab Province, Pakistan. Lal Pir commenced commercial operation during the fourth quarter of 1997 and Pak Gen commenced commercial operation in the first quarter of 1998. The Pakistan Water and Power Development Authority ("WAPDA") purchases the electrical capacity and electrical output of the facilities through two separate 30-year power sales agreements. The Pakistan State Oil Company Limited ("PSO"), the state-owned petroleum company, supplies fuel under 30-year agreements. Certain of the obligations of WAPDA under the power sales agreements and of PSO under the fuel supply agreements are guaranteed by the Government of Pakistan.

         Tau Power, also known as Altai, is a joint venture that is owned by AES and Israel-based Suntree Power. In October 1997, Tau Power completed its acquisition and takeover of two hydro-electric stations and four combined heat and power stations in the province of East Kazakhstan. The total electric capacity of the stations included in the agreement is 1,384 MW, with additional thermal capacity of over 1,000 MW electric equivalent. The power stations included in the agreement signed are: the 332 MW Ust-Kamenogorsk GES, the 702 MW Shulbinsk GES, the 240 MW Ust-Kamenogorsk TETS, the 50 MW Leninogorsk TETS, the 50 MW Sogrinsk TETS and the 10 MW Semipalatinsk TETS. Included in the transaction, AES obtained ownership and control of the retail sales department of the former utility and will assume the existing power supply contracts with the 50 largest customers in East Kazakhstan, including the distribution companies.

EUROPE

         AES currently owns and operates, through subsidiaries and affiliates, seven plants in Europe representing approximately 2,869 MW.

         NIGEN is a joint venture between AES and a Belgian utility that consists of two power plants in Northern Ireland: Kilroot, a 520 MW dual-fired (coal and oil) power plant, and Belfast West, a 240

MW coal-fired power plant. The Kilroot and Belfast West plants have entered into power sales contracts, subject to cancellation in 13 years and three years, respectively, with Northern Ireland Electricity, plc, a transmission and distribution company.

         Medway Power Limited is a 688 MW combined cycle gas-fired power plant in Southeast England on the Isle of Grain. Medway is owned by a joint venture among an AES subsidiary and subsidiaries of Southern Electric plc ("Southern") and SEEBOARD plc ("SEEBOARD"). The plant began operations in November 1995. AES, through a subsidiary, operates and maintains the plant. Medway Power sells its entire output through national electricity pool trading arrangements (the "Pool") at prices based on the supply of, and demand for, electricity available in the Pool. In addition, Medway Power has entered into a contract with each of Southern and SEEBOARD, under which Southern and SEEBOARD will pay Medway Power capacity payments based on the plant's available capacity, and energy cost payments, based on the plant's actual sales of electricity to the Pool, that reflect fuel costs and variable transmission charges incurred (each a "Contract for Differences"). The basis of the contracts is 660 MW. Sales of electrical output in excess of 660 MW are sold into the Pool, and are not subject to the Contract for Differences.

         Tiszai Eromu Rt. owns and operates three power plants totaling 1,281 MW of gross capacity and a coal mine in Hungary. The plants consist of (i) the Tisza II facility, an 860 MW oil and natural gas-fired facility that sells electricity under a contract ending in 2010, (ii) the Tiszapalkonya facility, a 250 MW coal-fired facility that sells electricity under a contract ending in 2001, and (iii) the Borsod facility, a 171 MW coal-fired facility that sells electricity under a contract ending in 2001. Each plant sells electricity to Magyar Villamos Muvek Rt., a Hungarian, state-owned integrated utility.

         Indian Queens is a 140 MW oil-fired, simple cycle plant located in Cornwall County, England. AES acquired Indian Queens through its purchase of the international assets of Destec Energy, Inc. in June, 1997. The plant began commercial operation in October, 1996. Power generated by Indian Queens is sold into the national electricity pool in the UK. Indian Queens, because of its design, also sells ancillary services to the National Grid Company, the operator of the UK's high voltage transmission system.

PROJECTS UNDER CONSTRUCTION

         Aixi Heart River is a 50 MW coal-fired CFB power plant located in Nanchuan, Sichuan Province, PRC. Construction of the power plant commenced in February 1996, and is expected to be completed in 1998. Aixi Heart River is owned by Fuling Aixi, a 25-year cooperative joint venture formed by Sichuan Fuling Banxi Colliery and a wholly owned subsidiary of AES Chigen. The minority partner will provide fuel to the plant and Sichuan Fuling Power Company will purchase the power generated by the facility, both pursuant to separate 25-year agreements.

         The steam turbine unit of Hefei Prosperity Lake is currently under construction and scheduled to commence commercial operation in the third quarter of 1998. Likewise, the second unit of the 250 MW coal-fired Jiaozou Aluminum Power facility remains under construction and is expected to commence commercial operation in the second quarter of 1998. For a further description of these facilities see the caption entitled "Asia and the Pacific" above.

         Elsta is a 405 MW gas-fired, combined-cycle cogeneration plant currently under construction at the chemical manufacturing facilities of Dow Benelux N.V. in the Zeeland Province of the Netherlands. AES acquired its interest in Elsta through the Company's acquisition of the international assets of Destec Energy, Inc. in June, 1997. The remaining interest in Elsta is held equally by two Dutch utilities: N.V. Delta Nutsbedrijven ("Deltan") and N.V. Provinciale Noordbrabantse Energie-Maatschappij ("PNEM"). Elsta is the first major private power project in the Netherlands. Pursuant to a 20-year power sales agreement, Dow Benelux will purchase between 85 and 125 MW of electrical capacity. Dow Benelux also expects to purchase an average of 500 MT/hr of multi-pressure process steam energy and will have dispatch rights on steam energy subject to minimum and maximum purchase obligations. The project's minority partners, Deltan and

PNEM, have agreed to purchase electrical capacity from the plant not purchased by Dow (280-320 MW) for an initial contract period of 20 years following the commercial operation date.

         As part of the Company's acquisition of its interest in Elsta, AES assumed responsibility under a guaranteed lump-sum turn-key contract for the engineering, procurement and construction of the plant. Due to deficient engineering and construction performance prior to AES's acquisition, the plant was unable to meet its originally scheduled commercial operation date of September 30, 1997. AES now expects that Elsta will achieve commercial operation in June 1998. No assurance can be given, however, that Elsta will attain commercial operation by that date. Substantial risks to the successful completion  of  the  plant  continue  to  exist,  including  those  relating  to undetected design flaws, government permitting difficulties and unknown construction defects.

         In September 1995, AES successfully completed the financing and began construction of Warrior Run, a 180 MW coal-fired thermal cogeneration facility near the city of Cumberland in Allegheny County, Maryland. Engineering, procurement and construction of the project under a turn-key contract with Raytheon Engineers & Contractors, Inc. and ABB/Combustion Engineering is expected to be completed in 1999. Potomac Edison, a subsidiary of Allegheny Power System, Inc. will purchase electricity under a 30 year agreement, which has been approved by the Maryland Public Service Commission.

         Barry is a 230 MW gas-fired combined cycle facility currently under construction in Barry, South Wales, United Kingdom. Construction began in October, 1996 and the facility is expected to commence operations by the second quarter of 1998. Construction services are being supplied by TBV Power Limited under a lump sum, turnkey construction contract. The Barry facility will sell electricity into the national electricity spot market in the United Kingdom. In February 1997, Barry raised (pound)112 million of non-recourse project financing, underwritten solely by The Industrial Bank of Japan, Limited.

         Mt. Stuart is a 288 MW power station located at Townsville, North Queensland, Australia that is currently under construction. The facility will consist of two 144 MW open-cycle gas turbines. AES has entered into various agreements to develop, own, and operate the facility. The plant will burn liquefied petroleum gas and will sell electricity to the Queensland Transmission and Supply Corporation under a 10-year power purchase agreement. The facility will operate as a peaking station and, therefore, it is estimated that the facility will operate for only 3 percent to 5 percent of the year. In September 1997, AES raised A$103.5 million to finance the plant's construction.

         The Company began construction on its Parana project in September 1997. Parana is an 830 MW gas-fired, combined cycle power plant. Parana will be located in San Nicolas, Argentina, adjacent to San Nicolas, in which AES owns a controlling interest. Parana is in the process of arranging for project financing for the facility. Parana has entered into a lump sum, turnkey construction contract with Nichimen Corporation and Mitsubishi Heavy Industries for the plant. Project output will be sold into the Argentine electric market. Total capital cost is estimated at $440 million, and the project is expected to commence commercial operation in 2000.

         Yangcheng Sun City, currently under construction, is a 2,100 MW coal-fired mine-mouth power plant located in Yangcheng, Shanxi Province, PRC. Construction of the power plant commenced in the second quarter of 1997 and AES made its initial equity investment in the third quarter of 1997. AES Chigen, through a wholly-owned subsidiary, will be responsible for overseeing the management of construction and operations of the plant. AES Chigen is committed to invest $98 million of equity in the project and will own twenty-five percent of the 20-year joint venture with five other partners owning the remaining 75 percent. The project will be funded with $1.21 billion of debt provided by the China Construction Bank, China State Development Bank, U.S. Export-Import Bank, and Kreditanstalt fur Wiederaufbau (KfW) and $393 million of equity.

         Yangcheng Sun City is one of the first "coal-by-wire" power projects in China. The power will be produced in Shanxi Province and shipped via a 755 kilometer transmission line to Jiangsu Province, a coastal province. The project is being constructed over a 60-month period by the Shanxi

Provincial Power Company under a fixed-price, fixed-schedule turnkey contract. The first unit is scheduled to come on line within 35 months. Low sulfur coal will be supplied by the Shanxi Provincial Coal Transportation and Sales Company.

         In January 1997, the Comision de Electricidad, a decentralized public agency of the Federal Government of the United Mexican States selected a consortium led by AES to develop, design, engineer, construct, equip, commission, start-up, operate and maintain a 484 MW combined-cycle, gas fired power generation facility ("Merida III"). The Project will be located in the city of Merida, Yucatan, Mexico. The Project will consist of two gas-fired turbines, two heat recovery steam generators, a single steam turbine, and certain other common facilities. Engineering, procurement and construction of the project is under a turn-key contract with Westinghouse and construction is expected to be completed in 2000.

         In April 1997, CEEE, the electric distribution company for the state of Rio Grande do Sul, Brazil, selected AES to build, own, and operate a 600 MW gas-fired combined cycle power plant to be built at the border city of Uruguaiana, in the State of Rio Grande do Sul, Brazil ("AES Uruguaiana"). CEEE will purchase the electricity of AES Uruguaiana under a 20 year power purchase agreement. The Project will consist of two gas-fired turbines, two heat recovery steam generators and a single steam turbine, and certain other common facilities. Engineering, procurement and construction of the project is under a turn-key contract with Westinghouse and construction is expected to be completed in 2000.

PROJECTS IN ADVANCED STAGES OF DEVELOPMENT

         The Company currently is pursuing over 100 new business opportunities in various stages of development. Each of these projects are subject to numerous risks as discussed elsewhere in this Annual Report on Form 10-K, and no assurance can be given that any of the projects or businesses will be completed or acquired. Listed below are development projects that have achieved certain milestone objectives the Company deems significant.

         In January 1998, the Company was selected by the Government of Bangladesh Ministry of Energy and Mineral Resources as the winning bidder to build, own and operate a 360 MW (net) gas-fired, combined cycle power plant at a site near Dhaka, Bangladesh ("Haripur"). Haripur is expected to commence commercial operations in 2000, and electricity will be sold to the Bangladesh Power Development Board.

         In November 1997, AES won a bid to acquire three natural gas-fired, electric generating stations from Southern California Edison ("Edison") for approximately $781 million. The three plants, all located on the southern California coast, are Alamitos (2083 MW), Redondo Beach (1310 MW) and Huntington Beach (563 MW). Each of the plants has been designated a "must-run facility" and initially will operate in part under agreements with California's Independent System Operator being established through electricity restructuring. Pursuant to California's electricity restructuring law, Edison will remain under contract to operate and maintain the facilities for two years. Completion of the acquisition is subject to a number of conditions, including the receipt of California Public Utilities Commission approval, federal regulatory and anti-trust approvals and successful implementation of the new California electric spot market, called the Power Exchange.

         The AES Ironwood project is in the advanced stages of development and will be a natural gas-fired combined cycle facility currently in southeastern Pennsylvania. Total plant capacity is anticipated to be approximately 720 MW. The plant is anticipated to achieve commercial operation by the end of 2000. Power generated by Ironwood will be purchased by General Public Utility under the terms of a power purchase agreement finalized in February 1997.

         An affiliate of the Company, San Francisco Energy Company, LP ("SFEC"), which is a joint venture between AES Pacific, an indirectly wholly owned subsidiary of AES and a general partner in SFEC, and Sonat Inc., is developing a 240 MW natural gas-fired facility in San Francisco, California. SFEC signed a Standard Offer contract in 1994 with Pacific Gas & Electric ("PG&E") as the winner of the San Francisco portion of the California Public Utilities Commission's Biennial Resource Plan Update. The contract calls for the full capacity of the plant to be purchased by Pacific Gas & Electric for 30 years, with an option to terminate after 17 years. However, a ruling by the Federal Energy Regulatory Commission ("FERC") has questioned the validity of the California Biennial Resource Plan update ("BRPU"), pursuant to which SFEC was awarded its contract. The Company believes that its contract with PG&E is valid, but the Company is currently involved in litigation with PG&E over the validity of the contract. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company. Substantial risks to the successful completion of this project exist, including those relating to the contract litigation, FERC decision, siting, financing, construction and permitting.

         AES has been developing AES Puerto Rico which is to be a 454 MW coal-fired cogeneration facility in Guayama, Puerto Rico. The Puerto Rico Electricity Power Authority has agreed to purchase the electrical output of the facility pursuant to a 25-year power sales agreement. The project received approval of its environmental impact statement from the Puerto Rico Environmental Quality Board, but such approval has been challenged. This issue is currently on appeal to the Supreme Court of Puerto Rico, which has not yet rendered a decision. Development of the project is stayed during determination of the appeal.

         AES has also been developing a 420 MW coal-fired facility in the State of Orissa, India ("AES Ib Valley"). Under the terms of an executed power sales agreement, the Orissa State Electricity Board ("OSEB") agreed to purchase at least 85 percent of the electrical capacity of the facility pursuant to a 30-year contract. Certain of OSEB's obligations are guaranteed by the Government of Orissa ("GOO"). In addition, the Government of India ("GOI") agreed to guarantee a portion of GOO's obligations. In July 1995, a newly elected state government initiated a review of the terms and conditions of AES Ib Valley's agreements with OSEB and GOO. This review has led OSEB and GOO to seek significant modifications to the terms of the power sales agreement. In light of this review AES has been unable to reach financial closing on this project and has been forced to terminate certain financing and contractual commitments relating to the project. AES Ib Valley is currently in negotiation with GOO and OSEB and may agree to changes, including those relating to the plant's technical configuration, capital cost, size and the price paid for electricity.
Notwithstanding the Company's willingness to discuss modifications to the project, the Company believes that its current agreements with GOO, OSEB and GOI are valid, and if agreements cannot be restructured on terms acceptable to AES, the Company intends to pursue its rights with respect to enforcement of the existing contracts. No assurance can be given that either (i) the terms of a new contract will be agreed to or (ii) if AES pursues its legal claims, that it will be able to compel specific performance or recover significant damages.

REGULATORY MATTERS

         Despite the recent movement toward electricity restructuring, electricity markets in the United States are still heavily regulated. United States laws and regulations still govern to some extent wholesale electricity transactions, the type of fuel utilized, the type of energy produced, and power plant ownership. State regulatory commissions have jurisdiction over retail electricity transactions. United States power projects also are subject to laws and regulations controlling emissions and other substances produced by a plant and the siting of plants. These laws and regulations generally require that a wide variety of permits and other approvals be obtained before the construction or operation of a power plant commences, and that the facility operate in compliance with these permits thereafter. FERC must also approve rates charged by certain power marketers such as those of the Company's subsidiary, AES Power.

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

         In addition, as one of the Company's major non-U.S. markets, changes in Brazilian regulatory structures will have an impact on the Company. The electricity industry in Brazil is regulated by the Brazilian federal government, acting through the Ministry of Mines and Energy, which has exclusive authority over the electricity sector through regulatory powers assigned to it. This sector is currently in a state of rapid change in Brazil. For example, pursuant to a federal law enacted in 1996, regulatory policy for the sector, which was implemented by the Departmento Nacional de Aguas e Energia Eletrica ("DNAEE"), is now implemented by a new autonomous national electric energy agency (Agencia Nacional de Energia Eletrica or "ANEEL"). ANEEL is expected to be an independent regulatory agency and to delegate certain functions to agencies based in certain states of Brazil. However, ANEEL cannot delegate any authority regarding tariffs to state agencies. There is uncertainty regarding the status of current regulations and the possibility of new regulations which may apply to the electricity sector in Brazil.

         ANEEL is responsible for (i) granting and supervising concessions for electricity generation, transmission and distribution, including approval of applications for the setting of electricity tariffs; (ii) supervising and performing financial examinations of the concessionary companies; (iii) issuing regulations for the electricity sector; and (iv) planning, coordinating and executing water resource studies and granting and supervising concessions for the use of water resources. Due to electricity tariffs' significant weight in the measurement of national inflation, tariff increases have been controlled by the Ministry of Finance, although it is not its official responsibility.

         In addition to the powers currently granted to DNAEE, ANEEL has the following responsibilities: (i) to implement and regulate the exploitation of electric energy and the use of hydroelectric power pursuant to the Power Sector Law; (ii) to promote the bidding process for the granting of new concessions;
(iii) to solve administrative disputes among utilities, IPP companies, self-producers and customers; and (iv) to determine the criteria for the establishment of the cost of the transmission of energy pursuant to the Power Sector Law. Nevertheless, until regulations regarding the implementation of ANEEL are promulgated, DNAEE will continue to monitor and regulate the Brazilian electricity sector.

UNITED STATES ENVIRONMENTAL REGULATIONS

         The construction and operation of power projects are subject to extensive environmental and land use regulation. In the United States those regulations applicable to AES primarily involve the discharge of effluents into the water, emissions into the air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulation. These laws and regulations often require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. If such laws and regulations are changed and AES's facilities are not "grandfathered" (that is, made exempt by the fact that the facility pre-existed the law) or otherwise are not excluded, extensive modifications to a project's technologies and facilities could be required. If environmental laws or regulations were to change in the future, there can be no assurance that AES would be able to recover all or any increased costs from its customers or that its business and financial condition would not be materially and adversely affected. In addition, the Company may be required to make significant capital or other expenditures in connection with such changes in environmental laws or regulations. While AES expects that environmental and land use regulations in the United States will continue to become more stringent over time, the Company is not aware of any currently planned changes in law that would result in a material adverse effect on its consolidated financial position.

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

         In 1997, EPA published new rules that tighten ambient air quality standards for ozone and small particulate matter (so-called PM 2.5). These new standards increase the number of so-called "nonattainment regions" for ozone and particulates. If new ozone and particulate matter nonattainment areas are created, AES's plants may be faced with further emission reduction requirements that could necessitate the installation of additional control technology.

         In order to make further improvements in air quality in the eastern United States, EPA in 1997 issued a call for states to revise their "state implementation plans" (SIPs) for ozone precursors--primarily NOX. EPA recommended further reductions of up to 65% for some states, depending on local conditions. As a result, AES will be required to make further reductions in NOX emissions at its Beaver Valley plant in Pennsylvania (AES's other plants have emission levels well below baseline levels).

         The Company does not believe that any of the potential additional requirements discussed above will have a material adverse effect on its results of operations and consolidated financial position.

         Hazardous Waste Regulation. Based on a 1988 study, EPA has decided not to regulate most coal combustion ash as a hazardous waste; however, EPA reserved making a decision with respect to coal ash from fluidized bed combustion (the burning of coal in the presence of limestone), which is still being evaluated by the Agency. AES, along with other CFB owners and manufacturers, is currently participating in a study to evaluate whether or not CFB ash should be classified as hazardous. EPA is required to make a determination on whether to regulate CFB ash in 1998. If EPA decides to regulate fluidized bed coal ash as a hazardous or special waste, AES could incur additional ash disposal costs to dispose of ash from its plants that utilize fluidized bed boilers.

FOREIGN ENVIRONMENTAL REGULATIONS

         AES now has ownership interests in operating power plants in many countries outside the United States. Each of these countries and the localities therein have separate laws and regulations governing the siting, permitting, ownership and power sales from AES's plants. These laws and regulations are often quite different than those in effect in the United States--and AES's non-U.S. businesses have been in substantial compliance with these different laws and regulations. In addition, projects funded by the World Bank are subject to World Bank environmental standards, which may be more stringent than local country standards but are typically not as strict as U.S. standards. Whenever feasible, AES attempts to use advanced environmental technologies (such as CFB coal technology or advanced gas turbines) in order to minimize environmental impacts.

         Based on current trends, AES expects that environmental and land use regulations affecting its plants located outside the United States will likely become more stringent over time. This appears to be due in part to a greater participation by local citizenry in the monitoring and enforcement of environmental laws, better enforcement of applicable environmental laws by the regulatory agencies, and the adoption of more sophisticated environmental requirements. If foreign environmental and land use regulations were to change in the future, the Company may be required to make significant capital or other expenditures in order to comply. There can be no assurance that AES would be able to recover all or any increased costs from its customers or that its business, financial condition or results of operations would not be materially and adversely affected by future changes in foreign environmental and land use regulations.

NEW UNITED STATES LEGISLATION

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

         In addition to state restructuring legislation, members of Congress have proposed new federal legislation to encourage customer choice and recovery of stranded assets. Some argue that federal legislation is needed to avoid the "patchwork" effect of each state acting separately to pass restructuring legislation; others argue that each state should decide whether to allow retail choice. In 1997 several bills were (and others are expected to be) submitted to Congress on electricity restructuring. While it is uncertain whether or when federal legislation dealing with electricity restructuring might be passed, it is the opinion of the Company that such legislation would not have a materially adverse effect on the Company's U.S. business.

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

EMPLOYEES

         At December 31, 1997, AES and its subsidiaries employed approximately 10,000 people. The total number of people employed in facilities which AES operates or has an equity interest in is approximately 30,000.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following is certain information concerning the present executive officers and significant employees of the Registrant set out in alphabetical order.

         Dennis W. Bakke, 52 years old, co-founded the Registrant with Roger Sant in 1981 and has been a director of the Registrant since 1986. He has been President of the Registrant since 1987 and Chief Executive Officer since January 1994. From 1987 to 1993, he served as Chief Operating Officer of the Registrant; from 1982 to 1986, he served as Executive Vice President of the Registrant; and from 1985 to 1986 he also served as Treasurer of the Registrant. He served with Mr. Sant as Deputy Assistant Administrator of the Federal Energy Agency ("FEA") from 1974 to 1976 and as Deputy Director of the Energy Productivity Center, an energy research organization affiliated with The Mellon Institute at Carnegie-Mellon University, from 1978 to 1981. He is a trustee of Rivendell School and a member of the Board of Directors of MacroSonix Corporation in Richmond, Virginia.

         Mark S. Fitzpatrick, 47 years old, has served as a Senior Vice President of the Registrant since January 1998, and was appointed Vice President of the Registrant in 1987. Mr. Fitzpatrick became Managing Director of Applied Energy Services Electric Limited for the United Kingdom and Western Europe operations in 1990. From 1984 to 1987, he served as a project director of the AES Beaver Valley and AES Thames projects.

         Paul T. Hanrahan, 40 years old, was appointed Vice President of the Registrant effective January 1994. He currently is President of AES Chigen, where he served as Executive Vice President, Chief Operating Officer and Secretary from December 1993 until February 1995. He was General Manager of AES Transpower, Inc., a subsidiary of the Registrant, from 1990 to 1993.

         William R. Luraschi, 34 years old, has been Vice President of the Registrant since January 1998, Secretary since February 1996 and General Counsel of the Registrant since January 1994. Prior to that, Mr. Luraschi was an attorney with the law firm of Chadbourne & Parke L.L.P.

         David G. McMillen, 59 years old, was named Vice President of the Company in December 1991. He was appointed President of AES Shady Point in 1995 and is currently plant manager of the AES Shady Point facility. He was President of AES Thames from 1989 to 1995. From 1985 to 1988, he served as plant manager of the AES Beaver Valley plant and from 1986 to 1988 he served as President of AES Beaver Valley.

         Dr. Roger F. Naill, 50 years old, has been Vice President for Planning at AES since 1981. Prior to joining the Registrant, Dr. Naill was Director of the Office of Analytical Services at the U.S. Department of Energy.

         Oscar Prieto, 45 years old, was appointed Vice President of the Registrant effective January 1998 and has been General Executive Director of Light Servicos de Electricidade, S.A. since June 1996. Mr. Prieto served as General Manager of San Nicolas from 1994, when he joined AES, until he was appointed to the position at Light in 1996. Before coming to AES, Mr. Prieto worked in various positions with the Dow Chemical Company from 1980 to 1994.

         John Ruggirello, 47 years old, was appointed Vice President of the Registrant effective January 1997, and heads an AES group responsible for project development, construction and plant operations in much of the United States and Canada. He served as President of AES Beaver Valley from 1990 to 1996.

         J. Stuart Ryan, 39 years old, was appointed Senior Vice President of the Registrant effective January 1998, and heads the AES Transpower group which is responsible for the Company's business in Asia (excluding China). From 1994 through 1997, he served as Vice President of the Registrant. Prior to 1994, Mr. Ryan served as general manager of a group within AES.

         Roger W. Sant, 66 years old, co-founded the Company with Dennis Bakke in 1981. He has been Chairman of the Board and a director of the Registrant since its inception, and he held the office of Chief Executive Officer through December 31, 1993. He currently is Chairman of the Boards of Directors of The Summit Foundation and The World Wildlife Fund U.S., and serves on the Boards of Directors of The World Resources Institute, the World Wide Fund for Nature and Marriott International, Inc. He was Assistant Administrator for Energy Conservation and the Environment of the Federal Energy Agency ("FEA") from 1974 to 1976 and the Director of the Energy Productivity Center, an energy research organization affiliated with The Mellon Institute at Carnegie-Mellon University, from 1977 to 1981.

         Barry J. Sharp, 38 years old, was appointed Senior Vice President and Chief Financial Officer effective January 1998 and had been Vice President and Chief Financial Officer since 1987. He also served as Secretary of the Registrant until February 1996. From 1986 to 1987, he served as the Company's Director of Finance and Administration. Mr. Sharp is a certified public accountant.

         Sarah Slusser, 35 years old, was appointed President of AES Aurora, Inc., effective April 1997. AES Aurora is a wholly owned subsidiary of the Company responsible for business development, construction and operations of facilities and projects in Mexico, Central America, the Caribbean and Texas. Prior to that, Ms. Slusser served as Project Director for various AES projects in the same region from 1993 to 1997.

         Paul D. Stinson, 41 years old, was appointed Vice President of the Registrant effective January 1998. Since April 1997 Mr. Stinson has been Managing Director of AES Silk Road, Ltd., a wholly owned subsidiary of the Company responsible for business development, construction and operations of facilities and projects in Russia, Kazakhstan, Pakistan and other parts of Asia. Mr. Stinson served as Managing Director of Medway Power Ltd. from 1994 until 1997 and was Plant Manager of the Medway Power Station owned by Medway Power Ltd. from 1992 to 1997.

         Thomas A. Tribone, 45 years old, has been Senior Vice President of the Registrant since 1990, and leads an AES group responsible for power marketing, project development, construction and plant operations in South America. From 1987 to 1990 he served as Vice President for project development and from 1985 to 1987 he served as project director of the AES Shady Point plant.

         Kenneth R. Woodcock, 54 years old, has been Senior Vice President of the Registrant since 1987 and now handles AES relationships with the investment community as well as support for AES business development activities worldwide. From 1984 to 1987, he served as a Vice President for Business Development. Prior to the founding of AES he served in the United States federal government in energy and environment departments.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         See the information contained under the caption "Geographic Segments" in Note 13 to the Consolidated Financial Statements contained in Item 8 hereof.

ITEM 2.  PROPERTIES

         Offices are maintained by the Registrant in many places around the world which are generally occupied pursuant to the provisions of long- and short-term leases, none of which is material to the Company. With a few exceptions, the Registrant's facilities which are described in Item 1 hereof are subject to mortgages or other liens or encumbrances as part of the project's related finance facility. The land interest held by the majority of the facilities is that of a lessor or, in the case of the facilities located in the People's Republic of China, a land use right that is leased or owned by the related joint venture that owns the project. However, in a few instances there exists no accompanying project financing for the facility and in a few of these cases the land interest may not be subject to any encumbrance and is owned by the subsidiary or affiliate owning the facility outright.

ITEM 3. LITIGATION.

         The Company is involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)  Market Information.

         The common stock of the Company is currently traded on the NYSE stock market under the symbol "AES." All stock prices from January 1, 1996 to and including October 15, 1996 were quoted on the NASDAQ stock market under the symbol "AESC." The following table sets forth the high and low sale prices for the common stock as reported by NASDAQ or the NYSE for the periods indicated.

           -------------------------------- -------------------- -----------
           1996                                 HIGH               LOW
           -------------------------------- -------------------- -----------
           First Quarter                    $   12-5/8           $ 10-1/2
           Second Quarter                       14-13/16           11-1/8
           Third Quarter                        20-1/4             13-5/16
           Fourth Quarter                       25-1/16            19-5/8

           -------------------------------- -------------------- -----------
           1997                                 HIGH               LOW
           -------------------------------- -------------------- -----------
           First Quarter                    $   34-1/8           $ 22-3/8
           Second Quarter                       37-3/4             27-1/2
           Third Quarter                        45-1/4             34-5/8
           Fourth Quarter                       49-5/8             35

         (b)  Holders.

         As of February 2, 1998, there were 955 record holders of the Registrant's Common Stock, par value $0.01 per share.

         (c)  Dividends.

         Under the terms of a corporate revolving loan and letters of credit facility of $600 million entered into with a commercial bank syndicate, the Company is currently prohibited from paying cash dividends. In addition, the Registrant is precluded from paying cash dividends on its Common Stock under the terms of a guaranty to the utility customer in connection with the AES Thames project in the event certain net worth and liquidity tests of the Registrant are not met. The Registrant has met these tests at all times since making the guaranty.

         The ability of the Registrant's project subsidiaries to declare and pay cash dividends to the Registrant is subject to certain limitations in the project loans and other agreements entered into by such project subsidiaries. Such limitations permit the payment of cash dividends out of current cash flow for quarterly, semiannual or annual periods only at the end of such periods and only after payment of principal and interest on project loans due at the end of such periods, and in certain cases after providing for debt service reserves.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
---------------------------------------------- ----------- ------------ ----------- ----------- -----------
FOR THE YEARS ENDED DECEMBER 31                    1997        1996         1995        1994        1993
---------------------------------------------- ----------- ------------ ----------- ----------- -----------
Statement of Operations Data
Revenues                                           $1,411       $  835      $  679      $  533      $  519
Operating costs and expenses                        1,043          557         426         297         323
Operating income                                      368          278         253         236         196
Income before income taxes, minority
     interest and extraordinary item                  263          193         167         145          89
Extraordinary item                                     (3)          --          --           2          --
Net income                                            185          125         107         100          71
Basic earnings per share:
     Before extraordinary item                     $ 1.13      $  0.83     $  0.71     $  0.67     $  0.50
     Extraordinary item                             (0.02)          --          --        0.01          --
Basic earnings per share                           $ 1.11      $  0.83     $  0.71     $  0.68     $  0.50
Diluted earnings per share:
     Before extraordinary item                     $ 1.11      $  0.80     $  0.70     $  0.66     $  0.49
     Extraordinary item                             (0.02)          --          --        0.01          --
Diluted earnings per share                         $ 1.09      $  0.80     $  0.70     $  0.67     $  0.49
Dividends per share - common stock                     --           --          --          --     $  0.29

---------------------------------------------- ----------- ------------ ----------- ----------- -----------
AS OF DECEMBER 31                                  1997        1996         1995        1994        1993
---------------------------------------------- ----------- ------------ ----------- ----------- -----------
Total assets                                       $8,909       $3,622      $2,341      $1,915      $1,687
Revolving bank loan (current)                          --           88          50          --          --
Project financing debt (long-term)                  3,489        1,558       1,098       1,019       1,075
Other notes payable (long-term)                     1,096          450         125         125         125
Stockholders' equity                                1,481          721         549         401         309


ITEM 7. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.

INTRODUCTION

         The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are helping to meet the world's needs by providing electricity to customers in many countries. Electricity sales accounted for 95% of total revenues during 1997 and 97% during 1996. Other sales arise from the sale of steam and other commodities related to the Company's cogeneration operations. Service revenues represent fees earned in connection with wholesale power services, and operating and construction services provided by AES to its affiliates.

         Until recently, the Company's sales of electricity were almost exclusively made to customers (generally electric utilities or regional electric companies) on a wholesale basis for further resale to end users. This is often referred to as the electricity "generating" business. Sales by these generating companies are usually made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates. The Company's ownership portfolio of power facilities includes new plants constructed for such purposes ("greenfield" plants) as well as existing power plants acquired through competitively bid privatization initiatives and negotiated acquisitions.

         AES now operates and owns (entirely, or in part) a diverse portfolio of electric power plants (including those within the integrated distribution companies discussed below) with a total capacity of 17,636 megawatts (MW). Of that total, 43% are fueled by coal or petroleum coke, 6% are fueled by natural gas, 34% are hydroelectric facilities, 6% are fueled by oil, and the remaining 11% are capable of using multiple fossil fuels. Of the total MW, 1,069 (six plants) are located in the U.S., 1,588 (four plants) are in the UK, 840 (five plants) are in Argentina, 603 (seven plants) are in China, 1,281 (three plants) are in Hungary, 5,856 (thirty nine) are in Brazil, 5,384 (seven plants) are in Kazakhstan, 210 (one plant) is in the Dominican Republic, 110 (one plant) is in Canada, and 695 (two plants) are in Pakistan.

         AES is also currently in the process of adding approximately 5,331 MW to its operating portfolio by constructing several new plants. These include a 180 MW coal-fired plant in the U.S., four coal-fired plants in China totaling 2,314 MW, a 230 MW natural gas-fired plant in the UK, a 405 MW natural gas-fired plant in the Netherlands, a 288 MW kerosene-fired plant in Australia, an 830 MW natural gas-fired plant in Argentina, a 484 MW natural gas-fired plant in Mexico and a 600 MW natural gas-fired plant in Brazil.

         As a result, AES's total MW of 84 power plants in operation and under construction is approximately 22,967 and net equity ownership (total MW adjusted for the Company's ownership percentage) represents approximately 12,247 MW.

         Because of the significant magnitude and complexity of building new electric generating plants, construction periods often range from two to five years, depending on the technology and location. AES currently expects that projects now under construction will reach commercial operation and begin to sell electricity at various dates through the year 2002. The completion of each plant in a timely manner is generally supported by a guarantee from the plant's construction contractor, although in certain cases, AES has assumed the risk of satisfactory construction completion. However, it remains possible, due to changes in the economic, political, technological, regulatory or logistical circumstances involving each individual plant, that commercial operations may be delayed in certain cases.

         Beginning in 1996 and continuing through 1997, AES has also purchased interests (both majority and minority) in companies that sell electricity directly to commercial, industrial, governmental and residential customers. This is often referred to as the electricity "distribution" business. Electricity sales by AES's distribution businesses are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authority as part of the original privatization of each distribution company. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell. Each distribution company also purchases, in varying proportions, electricity from third party wholesale suppliers, including in certain cases, other subsidiaries of the Company.

         AES has majority ownership in two distribution companies in Argentina, one in Brazil and one in El Salvador (purchased in 1998), and less than majority ownership in two additional distribution companies in Brazil. These six companies serve a total of approximately 8 million customers with gigawatt hour sales exceeding 63,000. On a net equity basis, AES's ownership represents approximately 2 million customers and gigawatt hour sales exceeding 15,000.

         AES continues to believe that there is significant demand for more efficiently operated electricity generation and distribution businesses. Guided by its commitment to serve the world's needs for electricity, AES is pursuing additional greenfield developments and acquisitions in many countries. Several of these, if consummated, would require the Company to obtain substantial additional financing, including both debt and equity financing.

       Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. There exist sub-stantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones. As of December 31, 1997, capitalized costs for projects under development were approximately $87 million. The Company believes that these costs are recoverable; however, no assurance can be given that changes in circumstances related to individual development projects will not occur or that any of these projects will be completed and reach commercial operation.

       AES has been successful in growing its business and serving additional customers by participating in competitive bidding under privatization initiatives and has been particularly interested in acquiring existing businesses or assets in electricity markets that are promoting competition and eliminating rate of return regulation. In such privatizations, sellers generally seek to complete competitive solicitations in less than one year, much quicker than the time periods associated with greenfield development, and require payment in full on transfer. AES believes that its experience in competitive markets and its worldwide integrated group structure, with its significant geographic coverage and presence, enable it to react quickly and creatively in such situations.

       Because of this relatively quick process or other considerations, it may not always be possible to arrange "project financing" (the Company's historically preferred financing method, which is discussed further under "Capital Resources, Liquidity and Market Risk") for specific potential acquisitions. Additionally, as in the past, certain acquisitions or the commencement of construction on several greenfield developments would potentially require the Company to obtain substantial additional financing including both debt and equity. As a result, during 1997, the Company enhanced its financial capabilities to respond to these more accelerated opportunities by expanding its revolving line and letter of credit facility (the "Revolver") to $600 million from $425 million. AES also currently maintains a $1.5 billion "universal shelf" registration statement that allows for the issuance of various additional debt and preferred or common equity securities either individually or in combination.

RESULTS OF OPERATIONS

REVENUES. Total revenues increased $576 million (69%) to $1,411 million from 1996 to 1997 after increasing $156 million (23%) to $835 million from 1995 to 1996. The increase in 1997 primarily reflects the acquisitions of controlling interests in the distribution companies Eden, Edes and Sul and electricity generating plants at Los Mina and Altai, a full year of operations at Tisza and Ekibastuz, service revenue associated with construction at Elsta, and the start of commercial operations at Lal Pir. The increase in 1996 primarily reflects the acquisition of controlling interests in Tisza and Ekibastuz during the year.

       The nature of most of the Company's generating businesses is such that each power plant generally relies on one power sales contract with a single electric customer for the majority, if not all, of its revenues. During 1997, the Company's three largest customers accounted for 36% of total revenues. As a result, the prolonged failure of any one of those customers to fulfill its contractual payment obligations in the future could have a substantial negative impact on AES's results of operations. Where possible, the Company has sought to reduce this risk, in part, by entering into power sales contracts with customers that have their debt or preferred stock rated "investment grade" by nationally recognized rating agencies and by locating its plants in different geographic areas in order to mitigate the effects of regional economic downturns.

       However, AES does not limit its business solely to the most developed countries or economies, or only to those countries with investment grade sovereign credit ratings. In certain locations, particularly developing countries or countries that are in a transition from centrally planned to market oriented economies, the electricity purchasers, both wholesale and retail, may experience difficulty in meeting contractual payment obligations.

       Beginning in August 1996 and continuing through 1997, AES has recorded a provision of $28 million associated with aggregate outstanding receivables (excluding VAT) of $54 million at December 31, 1997 related to the operations of the Ekibastuz power plant in Kazakhstan. Approximately $35 million of the aggregate balance (excluding VAT), before considering the provision, is due from a government-owned distribution company. There can be no assurance of the ultimate collectibility of these amounts owed to Ekibastuz, or as a result, the recoverability of the related net assets (totaling $57 million at December 31, 1997) or additional amounts the Company may invest.

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

       Electricity sales by AES's distribution businesses are made pursuant to provisions of long-term electricity sales concession agreements ranging in remaining length from 19 to 94 years. Each business is generally authorized to charge its customers a tariff for electric services which consists of two components: an energy expense pass-through component and an inflation or similarly adjusted operating cost component. Both components are established as part of the original grant of the concession for certain initial periods (ranging from six to ten years remaining). Beginning subsequent to the initial periods and at regular intervals (such as every five years thereafter) the concession grantor has the authority to review the costs of the relevant business to determine the inflation or similar adjustment factor, if any, to the operation cost component (the "Adjustment Escalator") for the subsequent regular interval. This review can result in an Adjustment Escalator that has a positive, zero or negative value. To date, the Company has not reached the end of the initial tariff periods in any of its distribution businesses. As a result, there can be no assurance as to the effects, if any, on its future results of operations of potential changes to the Adjustment Escalator.

       Additionally, the electricity sales concessions generally include either a direct (via the specific pricing provisions of the concession) or indirect (via the Adjustment Escalator) adjustment to a portion of the tariff that reflects changes, either entirely or in part, in the exchange rates between the local currency and the U.S. dollar. Such adjustments are made in arrears at various regular intervals and in certain cases, requests for interim adjustments are permitted. As such, the results of operations of AES's non-U.S. distribution businesses should be partially or entirely protected against fluctuations in such currency exchange rates, such as the Argentine peso and the Brazilian real. However, if either or both of these currencies were to experience a sudden or severe devaluation relative to the U.S. dollar, because of the in arrears nature of the respective adjustment in the tariff or because of the significant resulting local currency inflation of the tariff, the future results of operations of AES's distribution companies in that country or countries could be adversely affected. Depending on the duration or severity of such devaluation, the future results of operations of AES may also be adversely affected.

COSTS OF SALES AND SERVICES. Total costs of sales and services increased $479 million (95%) to $981 million in 1997 after increasing $108 million (27%) to $502 million in 1996. The increase in 1997 was caused primarily by the costs of electricity sales associated with the acquisition of controlling interests in Eden, Edes, Sul, Los Mina and Altai, a full year of operations at Tisza and Ekibastuz, construction costs at Elsta, and the start of commercial operations at Lal Pir, offset in part, by lower costs at San Nicolas due to lower fuel prices. The increase in 1996 was caused primarily by the costs of electricity sales associated with the acquisition of controlling interests in Tisza and Ekibastuz in that year.

GROSS MARGIN. Gross margin (revenues less costs of sales and services) increased $97 million (29%) to $430 million from 1996 to 1997 after increasing $48 million (17%) to $333 million from 1995 to 1996. The improvement in 1997 primarily reflects the additional gross margin contributed by the operations of Eden, Edes, Sul, Los Mina, Altai, Tisza and Lal Pir, and improved operations at San Nicolas and Thames. The improvement in 1996 primarily reflects the additional gross margin contributed by the operations of Tisza and Ekibastuz, improved operations at San Nicolas and Thames and higher electricity prices under the Deepwater sales contract due to higher natural gas prices. Gross margin as a percentage of total revenues (net of the provision to reduce contract receivables) decreased from 37% in 1996 to 29% in 1997, primarily due to lower relative gross margin percentages of recently acquired businesses including Tisza, Ekibastuz, Eden, Edes, Los Mina, Sul and Altai, offset in part, by an improved gross margin percentage at San Nicolas. Gross margin as a percentage of total revenues (net of the provision to reduce contract receivables) decreased from 42% in 1995 to 37% in 1996, primarily due to lower relative gross margin percentages at Tisza and Ekibastuz, offset in part, by an improved gross margin percentage at Deepwater.

       The Company's operations are located in several different geographical areas. Seasonal variations or unusual weather conditions in certain regions, including in particular, Argentina and Brazil, or the specific needs of individual power plants to perform routine or unanticipated maintenance that may require an outage, could significantly affect comparable quarterly financial results. In addition, some power sales contracts permit the customer to dispatch the related plant (i.e., direct the plant to deliver a reduced amount of electrical output) within certain specified parameters. Such dispatching, however, does not have a material impact on the results of operations of the related subsidiary because, even when dispatched, the plant's capacity payments generally are not reduced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10 million (29%) to $45 million from 1996 to 1997 after increasing less than $3 million (9%) to $35 million from 1995 to 1996. The 1997 increase is attributable to increases in administrative costs. The 1996 increase is attributable to increases in administrative costs and expenses associated with the development of new business opportunities. As a percentage of total revenue, selling, general and administrative expenses decreased to 3% in 1997, down from 4% in 1996 and 5% in 1995. The Company's general and administrative costs do not necessarily vary with changes in revenue.

OPERATING INCOME. Operating income improved $90 million (32%) to $368 million from 1996 to 1997 after increasing $25 million (10%) to $278 million from 1995 to 1996. The increases result from the factors discussed in the preceding paragraphs.

OTHER INCOME AND EXPENSE. Other income and expense, on a net basis, increased $20 million (24%) to $105 million from 1996 to 1997 after decreasing $1 million (1%) to $85 million from 1995 to 1996. Interest expense increased 69% in 1997 and increased 13% in 1996. The increase in 1997 reflects a full year of interest expense associated with the senior subordinated notes issued in 1996, project financing debt relating to the 1996 acquisitions, interest expense associated with the senior subordinated notes and Tecons issued in 1997 and project financing debt relating to the acquisitions in 1997, offset in part, by lower interest expense resulting from declining balances related to other project financing debt. The increase in 1996 reflects additional interest associated with increased borrowings under the Revolver, the 10.25% Notes and project financing debt associated with the acquisition of the Company's equity investment in Light and additional project financing debt associated with the acquisition of Tisza, offset, in part, by declining balances related to other project financing debt.

       Interest income increased 71% in 1997 and decreased 11% in 1996. The 1997 increase results primarily from higher cash balances as a result of the debt, common stock and Tecons issued during the year, higher cash balances at Chigen due to the issuance of the $180 million notes in December 1996, interest income at Eden and Edes associated with the late payments on customer accounts and interest on debt service reserves at Indian Queens and Coral Reef (Light). The 1996 decrease results primarily from lower invested funds at Chigen, offset, in part, by interest income earned on receivables at Tisza.

       Equity in earnings of affiliates (after income taxes) increased 200% in 1997 and 150% in 1996. The increase in 1997 results primarily from the acquisition of a 13.06% equity interest in Cemig (of which approximately 3.6% was sold to a partner in January 1998), and a full year of equity in earnings from a 2.4% increase in the Company's ownership percentage (to an aggregate of 13.75%) of Light. The increase in 1996 results almost entirely from the Company's acquisition of its original 11.35% interest in Light in June 1996, offset slightly by a decrease in equity in earnings from NIGEN due to a planned outage.

INCOME TAXES. The Company's effective tax rate was 40% for both 1997 and 1996 as compared to 38% in 1995. The increase from 1995 to 1996 was due primarily to non-U.S. withholding and income taxes.

EXTRAORDINARY ITEM. During 1997, the Company redeemed its $75 million 9.75% Senior Subordinated Notes due 2000 resulting in an extraordinary loss of $3 million, net of taxes.

OUTLOOK

         All over the world, electricity markets continue to be restructured and there is a trend away from government-owned and government-regulated electricity systems toward deregulated, competive market structures. Many countries have rewritten their laws and regulations to allow foreign investment and private ownership of electricity generation, transmission or distribution companies. Some countries (for example the UK, Brazil and some of those of the former Soviet Union, among others) have or are in the process of "privatizing" their electricity systems by selling all or part of such to private investors. This global trend of electricity market restructuring provides significant new business opportunities for companies like AES.

       Several states in the U.S. are also beginning to follow this trend. In particular, some regulated public utilities have begun to sell or auction their generation capacity. Substantially all of the transmission and distribution services in the U.S. continue however to be regulated under a state and Federal regulatory framework. In addition, many states have passed or are considering new legislation that would permit utility customers to choose their electricity supplier in a competitive electricity market (so-called "retail access" or "customer choice" laws). While each state's plan differs in details, there are certain consistent elements, including allowing customers to choose their electricity suppliers by a certain date (the dates in the existing or proposed legislation vary between 1998 and 2003), allowing utilities to recover "stranded assets" (the remaining costs of uneconomic generating or regulatory assets) and a reaffirmation of the validity of contracts like the Company's U.S. contracts.

       In addition to the potential for state restructuring legislation, the U.S. Congress has proposed new Federal legislation to encourage customer choice and recovery of stranded assets. Federal legislation might be needed to avoid the patchwork quilt effect of each state acting separately to pass restructuring legislation (with the likely result of uneven market structures in neighboring states). While it is uncertain whether or when Federal legislation dealing with electricity restructuring might be passed, the Company believes that such legislation would not likely have a negative effect on the Company's U.S. business and may create opportunities.

       There is also legislation currently before the U.S. Congress to repeal part or all of the current provisions of the Public Utility Regulatory Policies Act of 1978 ("PURPA") and of the Public Utility Holding Company Act of 1935 ("PUHCA"). The Company believes that if such legislation is adopted, competition in the U.S. for new generation capacity from vertically integrated utilities would increase. However, independents like AES would also be free to acquire retail utilities.

       As consumers, regulators and suppliers continue the debate about how to further decrease the regulatory aspects of providing electricity services, the Company believes in and is encouraging the continued orderly transition to a more competitive electricity market. Inherent in any significant transition to competitive markets are risks associated with the competitiveness of existing regulated enterprises, and as a result, their ability to perform under long-term contracts such as the Company's electricity sale contracts. Although AES strongly believes that its contracts will be honored, there can be no assurance that each of its customers, in a restructured and competitive environment, will be capable in all circumstances of fulfilling their financial and legal obligations.

       AES's investments and involvement in the development of new projects and the acquisition of existing power plants and distribution companies in locations outside the U.S. is increasing. The financing, development and operation of such businesses may entail significant political and financial uncertainties and other structuring issues (including uncertainties associated with the legal environments, with first-time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, currency inconvertibility, political instability, civil unrest, and in severe cases possible expropriation). Although AES attempts to minimize these risks, these issues have the potential to cause substantial delays or material impairment to the value of the project being developed or business being operated.

       It is also possible that as more of the world's markets for electricity move toward competition, an increasing proportion of the Company's revenues may be dependent on prices determined in spot markets. In order to capture a portion of the market share in competitive generation markets, AES is considering and may elect to invest in and construct low-cost "merchant" plants (plants without long-term electricity sale contracts) in those markets. Such an investment may require the Company (as well as its competitors) to make larger equity contributions (as a percentage of the total capital cost) than the more "traditional" contract-based investments.

      Because of the nature of AES's operations, its activities are subject to stringent environmental regulation by relevant authorities at each location. If environmental laws or regulations were to change in the future, there can be no assurance that AES would be able to recover all or any increased costs from its customers or that its business and financial condition would not be materially and adversely affected. In addition, the Company or its subsidiaries and affiliates may be required to make significant capital expenditures in connection with environmental matters. AES is committed to operating its businesses cleanly, safely and reliably and strives to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times has been in non-compliance, although no such instance has resulted in revocation of any permit or license.

FINANCIAL POSITION AND CASH FLOWS

      At December 31, 1997, AES had net negative consolidated working capital of $14 million as compared to $120 million at the end of 1996. The decrease in working capital is primarily due to an increase in the current portion of project financing debt, accrued interest on debt issued in 1997, and accounts payable of newly acquired companies, offset in part, by increases in cash and cash equivalents, short-term investments, accounts receivable associated with newly acquired companies and the Hazelwood asset classified as held for sale.

       Property, plant and equipment, net of accumulated depreciation, was $4,149 million at December 31, 1997, up from $2,220 million at the end of 1996. The net increase of $1,929 million (87%) is primarily attributable to the acquisitions during 1997 of Eden, Edes, Los Mina, Indian Queens, Sul and Altai, the continuation of construction activities at Lal Pir, Pak Gen, Warrior Run, Jiaozou and Barry, and the commencement of construction at Mt. Stuart and Uruguaiana.

       Other assets increased $2,670 million (297%) to $3,570 million primarily due to the Company's purchase of, and undistributed earnings from a 13.06% interest in Cemig, the purchase of a 50% interest in Kingston and a 50% interest in Elsta, deposits to debt service reserves, payments for deferred financing costs associated with debt issued during the year, payments associated with projects in development, and the acquisition of electricity sales concessions and contracts acquired through the purchase of Eden, Edes, Indian Queens, and Sul.

       Project financing debt, net of repayments, increased as a result of additional borrowings associated with the acquisitions of Eden, Edes, Indian Queens and Sul, and additional construction borrowings associated with Lal Pir, Pak Gen, Warrior Run, Jiaozou, Barry, Mt. Stuart and Uruguaiana. A significant portion of the Lal Pir and Pak Gen loans, associated with equipment purchases, will be repaid in Japanese yen. The anticipated electricity prices under the related power sales contracts (to be received beginning with commercial operation of those plants) also includes a yen component designed to correlate with the yen-based financing.

       Other notes payable (non-current) increased $646 million (144%) to $1,096 million as a result of the issuances of senior subordinated debt, offset in part by the redemption of the Company's $75 million 9.75% Notes.

OPERATING ACTIVITIES. Cash flows provided by operating activities totaled $193 million during 1997 as compared to $195 million during 1996 and $200 million during 1995. The decrease in 1997 was primarily due to a larger portion of net income being derived from undistributed earnings from affiliates and increased net working capital (excluding project financing debt) necessary to support retail electricity sales. The moderate change in 1996 was primarily due to undistributed earnings from affiliates and larger cash payments for income taxes. These factors offset a significant increase in net income before depreciation as compared with 1995. The increase in 1995 was primarily due to increased pre-tax income. Unrestricted net cash flow to the parent company after cash paid for general and administrative costs, and project development expenses but before investments and debt service amounted to approximately $259 million, $165 million and $116 million for the years ended December 31, 1997, 1996 and 1995, respectively.

INVESTING ACTIVITIES. Net cash used in investing activities totaled $3,799 million during 1997 as compared to $1,135 million during 1996 and $343 million during 1995. The 1997 amount primarily reflects construction activity at Barry, Lal Pir, Pak Gen, Warrior Run, and Mt. Stuart; an additional purchase of Light shares (2.4%); acquisition of a 60% interest in each of Eden and Edes; the acquisition of a 13.06% interest in Cemig; acquiring Destec's international assets; the acquisition of 90% of Sul; acquisition of an 85% interest in Altai; and the funding of debt service reserves related to Chigen. The 1996 amount primarily reflects the acquisitions of San Juan, Tisza and Ekibastuz, the Light investment; construction progress at Lal Pir, Pak Gen, Warrior Run and Barry; Chigen's investments in various projects; reimbursable payments for contracts related to a project in development; and the funding of debt service reserves for the project financing of the Light investment. The 1995 amount primarily reflects the Company's investments in the outstanding debt of Deepwater, additional ownership in San Nicolas, the acquisition of Rio Juramento, and construction efforts at Lal Pir, Pak Gen and Warrior Run, and Chigen's investments in the Wuxi and Yangchun Fuyang projects.

FINANCING ACTIVITIES. Net cash provided by financing activities aggregated $3,723 million during 1997 as compared to $886 million during 1996 and $127 million during 1995. The 1997 increase was primarily due to the issuance of project financing debt drawn under construction financing commitments or associated with acquisition financings; the issuance of senior subordinated notes; the issuance of Tecons and common stock; and contributions from minority partners. These financing inflows were offset by project financing debt amortization payments and refinancing and repayments under the Company's revolving line of credit. The significant cash financing inflows in 1996 were caused by construction loan draws for Lal Pir, Pak Gen and Warrior Run; project acquisition financing of the Light investment; issuance of $250 million of 10.25% Notes; initial project financing at San Nicolas; and net borrowings under the Company's revolving line of credit. Significant cash financing outflows were due to scheduled debt amortization of the project financings. During 1995 the Company drew on its project financing loan commitments associated with the construction of Lal Pir and Warrior Run and borrowed under its revolving credit facility. Repayments of project finance loans during the year were made in accordance with amortization schedules.

CAPITAL RESOURCES AND LIQUIDITY

         AES's business is capital intensive and requires significant investments to develop or acquire new operations. Occasionally, AES will also seek to refinance certain outstanding project financing loans or other notes payable. Continued access to capital on competitive and acceptable terms is therefore a significant factor in the Company's ability to further expand. AES has primarily utilized project financing loans to fund the capital expenditures associated with investment in constructing and acquiring its electric power plants, distribution companies and related assets. Project financing borrowings are substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company and are generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. The Company intends to continue to seek, where possible, such non-recourse project financing in connection with the assets which the Company or its affiliates may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, the Company's traditional providers of project financing, particularly multinational commercial banks, may seek higher borrowing spreads and increased equity contributions.

       Furthermore, because of the reluctance of commercial lending institutions to provide non-recourse project financing (including financial guarantees) for businesses in certain less developed economies, the Company, in such locations, has and will continue to seek direct or indirect (through credit support or guarantees) project financing from a limited number of government sponsored, multilateral or bilateral international financial institutions or agencies. As a precondition to making such project financing available, these institutions may also require governmental guarantees of certain project and sovereign related risks. Depending on the policies of specific governments, such guarantees may not be offered and as a result, AES may determine that sufficient financing will ultimately not be available to fund the related business, and may cease development or acquisition of such business.

       In addition to the project financing loans, if available, AES as the parent company provides a portion, or in certain instances all, of the remaining long-term financing required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project financing loans. The funds for these investments have been provided by cash flows from operations and by the proceeds from issuances of debt, common stock and other securities issued by the Company.

       Interim needs for shorter-term and working capital financing at the parent company have been met with borrowings under AES's Revolver. Over the past several years, the Company has continued to increase the amount of available financing under the Revolver. In the fourth quarter of 1997, AES increased the amount committed under the Revolver to $600 million. Under the terms of the Revolver, the Company will be required to reduce its direct borrowings to $225 million for 30 consecutive days during each twelve month period. The Revolver also includes financial covenants related to net worth, cash flow, investments, financial leverage and certain other obligations and limitations on cash dividends. At December 31, 1997, cash borrowings and letters of credit outstanding under the Revolver amounted to $27 million and $180 million, respectively, compared with $213 million and $123 million in 1996. The Company may also from time to time seek to meet some of its short-term and interim funding needs with additional commitments from banks and other financial institutions at the parent or subsidiary level.

       The ability of AES's subsidiaries and affiliates to declare and to pay dividends to AES is restricted under the terms of existing project financing debt agreements. See Note 5 to the consolidated financial statements for additional information. In connection with its project financings and related contracts, AES has expressly undertaken certain limited obligations and contingent liabilities, most of which will only be effective or will be terminated upon the occurrence of future events. AES's obligations and contingent liabilities in certain cases take the form of, or are supported by, letters of credit. These obligations and contingent liabilities, excluding future commitments to invest and those collateralized with letter of credit obligations under the Revolver, were limited by their terms as of December 31, 1997 to an aggregate of approximately $149 million. The Company is obligated under other contingent liabilities which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These contingent liabilities aggregated $33 million as of December 31, 1997. In addition, AES has expressly undertaken certain other contingent obligations which the Company does not expect to have a material adverse effect on its results of operations or financial position, but which by their terms are not capped at a dollar amount. Because each of the Company's businesses are distinct entities and geographically diverse and because the obligations related to a single business are based on contingencies of varying types, the Company believes it is unlikely that it will be called upon to perform under several of such obligations at any one time.

       At December 31, 1997, the Company had future commitments to fund investments in its projects under construction and in development of $114 million. Of this amount, letters of credit in the amount of $42 million under the Revolver have been issued to support a portion of these obligations. In addition, certain of the Company's subsidiaries have obligations to fund equity and loans in their projects. At December 31, 1997 such commitments to invest amount to approximately $129 million. These future capital commitments are expected to be funded by internally-generated cash flows and by external financings as may be necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company attempts, whenever possible, to hedge certain aspects of its projects against the effects of fluctuations in inflation, interest rates, exchange rates and energy prices. Because of the complexity of hedging strategies and the diverse nature of AES's operations, its portfolio's results, although significantly hedged, will likely be somewhat affected by fluctuations in these variables and such fluctuations may result in improvement or deterioration of operating results. Results of operations would generally improve with higher oil and natural gas prices and with lower interest rates. Operating results are also sensitive to the difference between inflation and interest rates, and would generally improve when increases in inflation are higher than increases in interest rates.

       AES has generally structured the energy payments in its power sales contracts to adjust with similar price indices as do its contracts with the fuel suppliers for the corresponding power plants. In some cases a portion of revenues is associated with operations and maintenance costs, and as such is usually indexed to adjust with inflation.

       AES primarily consists of businesses with long-term contracts or retail sales concessions. While this contract-based portfolio is expected to be an effective hedge against future energy and electricity market price risks, it is worth noting that a portion of AES's current and expected future revenues (particularly those related to certain portions of businesses in Kazakhstan, the UK, Argentina, Hungary and beginning in 1998, Texas) are derived from businesses without significant long-term revenue contracts. In some of these businesses, AES has taken additional steps to improve their predictability, in the Company's opinion, by using other contractual hedging provisions such as entering into fuel supply contracts that absorb a significant portion of the variability in electricity sales prices. Despite these mitigating factors, increasing reliance on non-contract ("merchant") businesses in AES's portfolio does subject the Company to potentially increasing electricity market price risk.

       The hedging approaches and methodologies utilized by the Company are implemented through contractual provisions with fuel suppliers, international financial institutions and several of the Company's customers. As a result, their effectiveness is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contract. The Company has sought to reduce this credit risk in part by entering into contracts, where possible, with creditworthy organizations. In certain instances, where the Company determines that additional credit support is necessary, AES will seek to execute (either concurrently or subsequently) standby, guarantee or option agreements with creditworthy third parties. In particular, AES has executed and is the beneficiary of fuel purchase option agreements, corporate and governmental guarantees to support the obligations of local fuel suppliers in several locations and sovereign governmental guarantees supporting the electricity purchase obligation of government-owned power authorities, such as in the Dominican Republic and Pakistan.

       AES has also used a hedging strategy in an attempt to insulate each plant's financial performance, where appropriate, against the risk of fluctuations in interest rates. Depending on whether capacity payments are fixed or vary with inflation, the Company generally attempts to hedge against interest rate fluctuations by arranging fixed-rate or variable rate financing, respectively. In certain cases, the Company executes interest rate swap and interest rate cap agreements to effectively fix or limit the interest rate on the underlying variable rate financing. At December 31, 1997 the Company and its subsidiaries had approximately $2.1 billion of fixed rate debt obligations. In addition the Company had entered into interest rate swap agreements and forward interest rate swap agreements aggregating approximately $1 billion at December 31, 1997 which the Company used to hedge its interest rate exposure on variable rate debt.

       Through its equity investments in foreign subsidiaries and affiliates, AES operates in jurisdictions dealing in currencies other than the Company's consolidated reporting currency, the U.S. dollar. Such investments and advances were made to fund capital investment or acquisition requirements, to provide working capital, or to provide collateral for contingent obligations. Due primarily to the long-term nature of certain investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit directly to a separate component of stockholders' equity until such time as the Company realizes such charge or credit. At that time differences may be recognized in the statement of operations as gains or losses. See the discussion under the heading Results of Operations.

       In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. Whenever possible, these subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts which adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences; however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. At December 31, 1997 the Company and its subsidiaries had approximately $450 million in outstanding debt that was denominated in currencies other than the U.S. dollar.

       The table below provides information about the Company's financial instruments and derivative financial instruments that are sensitive to changes in interest rates, in particular debt obligations, Tecons, and interest rate swaps. AES does not trade in these financial instruments and derivatives and therefore has classified them as other than trading. For debt obligations and Tecons the table presents principal cash flows and related weighted average interest rates by expected maturity dates over the next five years and thereafter. For interest rate swaps, the table presents aggregate contractual notional amounts and weighted average interest rates over the next five years. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1997. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars (USD), Japanese yen (JPY), Australian dollars (AUD), Chinese renminbi yuan (CHY) and UK pounds sterling (GBP) as indicated in parentheses as of December 31, 1997.

December 31, 1997
-----------------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS                                                                   THERE-              FAIR
By expected maturity date            1998       1999      2000      2001      2002      AFTER     TOTAL    VALUE
-----------------------------------------------------------------------------------------------------------------
Liabilities (USD Equivalents in millions)
Long-term Debt:

  Fixed rate (USD)                      42        31        41        51        24      1,888     2,077     2,111
   Average interest rate            10.72%    11.17%    10.83%    10.45%    10.94%      9.29%
  Variable rate (USD)                  540       986       200       158       163        469     2,516     2,516
    Average interest rate            8.39%    7.73%      7.85%     7.93%     7.92%       7.46%
  Fixed rate (JPY)                       3         6         6         6         6         27        54        51
    Average interest rate             2.5%      2.5%      2.5%      2.5%      2.5%       2.5%
  Variable rate (JPY)                    3        25        25        25        25        110       213       213
    Average interest rate            3.51%     3.93%     4.08%     4.31%     4.50%      5.22%
  Variable rate (GBP)                    0         4         8         8        12        144       176       176
     Average interest rate              --     8.75%     8.64%     8.58%     8.47%      8.25%
  Fixed rate (AUD)                       0         0         0         0         0          5         5         2
    Average interest rate               --        --        --        --        --      7.65%        --
  Fixed rate (CHY)                       2         0         0         0         0          0         2         2
    Average interest rate           11.09%        --        --        --        --         --
-----------------------------------------------------------------------------------------------------------------
TOTAL                                  590     1,052       280       248       230      2,643     5,043     5,071

TECONS
  Fixed rate (USD)                       0         0         0         0         0        550       550       661
    Average interest rate               --        --        --        --        --      5.44%

-----------------------------------------------------------------------------------------------------------------
DERIVATIVE FINANCIAL INSTRUMENTS                                                                             FAIR
By aggregate notional amounts outstanding       1997      1998      1999      2000       2001      2002     VALUE
-----------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS (USD Equivalents in millions)
  Variable to fixed (USD)                        645       746       487       459        415       368        79
    Average pay rate                           8.81%     8.38%     8.30%     8.31%      8.30%     8.32%
    Average receive rate                       5.84%     5.84%     6.00%     6.02%      6.04%     6.06%
  Variable to fixed (GPB)                        142         0         0         0          0         0         0
    Average pay rate                           6.90%        --        --        --         --        --
    Average receive rate                       7.69%        --        --        --         --      --
  Variable to fixed (AUD)                          0        58        55        51         38        34         2
    Average pay rate                              --     7.38%     7.38%     7.38%      7.38%     7.38%
    Average receive rate                          --     5.38%     5.79%     6.10%      6.22%     6.31%
-----------------------------------------------------------------------------------------------------------------
Total                                            787       804       542       510        453       402        81

       The table below also provides information about the Company's financial instruments by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments that are sensitive to foreign currency exchange rates. These instruments are debt obligations of the Company's subsidiaries which are denominated in currencies other than that subsidiary's functional currency. AES does not trade in these financial instruments and therefore has classified them as other than trading. Such functional currencies include the Argentine peso (ARS), the Pakistan rupee
(PKR), the Japanese yen (JPY), the Chinese renminbi yuan (CHY) and the U.S. dollar (USD). For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates for the next five years and thereafter.


December 31, 1997
-----------------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS                                                                           THERE-
By expected maturity date              1998       1999        2000        2001       2002       AFTER       TOTAL
-----------------------------------------------------------------------------------------------------------------
Liabilities (USD Equivalents in millions)
Long-term Debt:
ARS Functional Currency:
  Fixed Rate (USD)                       29         17          17           4          0           0          67
Average interest rate                 9.65%     10.88%      10.72%      10.88%         --          --
  Variable Rate (USD)                     2          2           3           2          0           0           9
    Average interest rate            10.64%     10.80%      10.82%      10.84%         --          --
PKR Functional Currency:
  Fixed rate (USD)                        2          8           8           8          8          44          78
    Average interest rate             9.03%      9.03%       9.03%       9.03%      9.03%       9.31%
  Variable rate (USD)                     3          7           7           7          7          25          56
    Average interest rate             8.70%      8.86%       8.89%       8.92%      8.95%       9.17%
   Fixed rate (JPY)                       3          6           6           6          6          27          54
    Average interest rate             2.50%      2.50%       2.50%       2.50%      2.50%       2.50%
  Variable rate (JPY)                     3         25          25          25         25         110         213
    Average interest rate             3.51%      3.93%       4.08%       4.31%      4.50%       5.22%
USD Functional Currency:
  Fixed rate (CHY)                        2          0           0           0          0           0           2
    Average interest rate            11.09%         --          --          --         --          --
-----------------------------------------------------------------------------------------------------------------
Total                                    44         65          66          52         46         206         479

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of The AES Corporation:

We have audited the accompanying consolidated balance sheets of The AES Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on page S-1. These consolidated financial statements and financial statement schedules are the responsibility of The AES Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The AES Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Washington, DC

January 28, 1998, except for Note 16, as to which date is February 10, 1998

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31                               1997                1996             1995
--------------------------------------------------------------------------------------------------------
REVENUES:
Sales                                                       $1,361              $  824           $  672
Services                                                        50                  11                7
--------------------------------------------------------------------------------------------------------
Total revenues                                               1,411                 835              679
OPERATING COSTS AND EXPENSES:
Cost of sales                                                  940                 495              388
Cost of services                                                41                   7                6
Selling, general and administrative expenses                    45                  35               32
Provision to reduce contract receivables                        17                  20               --
--------------------------------------------------------------------------------------------------------
Total operating costs and expenses                           1,043                 557              426
--------------------------------------------------------------------------------------------------------
OPERATING INCOME                                               368                 278              253

OTHER INCOME AND (EXPENSE):
Interest expense                                              (244)               (144)            (127)
Interest income                                                 41                  24               27
Foreign currency exchange loss                                  (7)                 --               --
Equity in earnings of affiliates (net of income taxes)         105                  35               14
--------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST, AND EXTRAORDINARY ITEM                             263                 193              167

INCOME TAXES                                                    56                  60               57
MINORITY INTEREST                                               19                   8                3
--------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                               188                 125              107

Extraordinary item-net loss on extinguishment of
 debt (less applicable income taxes of $2)                      (3)                 --               --
--------------------------------------------------------------------------------------------------------
NET INCOME                                                 $   185              $  125           $  107
--------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
BEFORE EXTRAORDINARY ITEM                                  $  1.13              $ 0.83           $ 0.71
EXTRAORDINARY ITEM                                           (0.02)                 --               --
--------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                   $  1.11              $ 0.83           $ 0.71
--------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
BEFORE EXTRAORDINARY ITEM                                  $  1.11              $ 0.80           $ 0.70
EXTRAORDINARY ITEM                                           (0.02)                 --               --
--------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                 $  1.09              $ 0.80           $ 0.70
--------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                        (in millions)
--------------------------------------------------------------------------------------
December 31                                                      1997           1996
--------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $ 302         $ 185
Short-term investments                                            127            20
Accounts receivable, net                                          323            95
Inventory                                                          95            81
Asset held for sale                                               139            --
Receivable from affiliates                                         23             9
Deferred income taxes                                              47            65
Prepaid expenses and other current assets                         134            47
--------------------------------------------------------------------------------------
Total current assets                                            1,190           502


PROPERTY, PLANT AND EQUIPMENT:
Land                                                               29            30
Electric generation and distribution assets                     3,809         1,898
Accumulated depreciation and amortization                        (373)         (282)
Construction in progress                                          684           574
--------------------------------------------------------------------------------------
Property, plant and equipment, net                              4,149         2,220

OTHER ASSETS:
Deferred financing costs, net                                     122            47
Project development costs                                          87            53
Investments in and advances to affiliates                       1,863           491
Debt service reserves and other deposits                          236           175
Electricity sales concessions and contracts                     1,179            30
Goodwill                                                           23            22
Other assets                                                       60            82
--------------------------------------------------------------------------------------
Total other assets                                              3,570           900
--------------------------------------------------------------------------------------
TOTAL                                                         $ 8,909       $ 3,622
--------------------------------------------------------------------------------------

                See notes to consolidated financial statements.


                          CONSOLIDATED BALANCE SHEETS

                                                     (in millions, except par values)
--------------------------------------------------------------------------------------
December 31                                                    1997           1996
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                             $ 205             $ 64
Accrued interest                                                68               25
Accrued and other liabilities                                  335               95
Other notes payable - current portion                           --               88
Project financing debt - current portion                       596              110
--------------------------------------------------------------------------------------
Total current liabilities                                    1,204              382

LONG-TERM LIABILITIES:
Project financing debt                                       3,489            1,558
Other notes payable                                          1,096              450
Deferred income taxes                                          273              243
Other long-term liabilities                                    291               55
--------------------------------------------------------------------------------------
Total long-term liabilities                                  5,149            2,306

MINORITY INTEREST                                              525              213

COMMITMENTS AND CONTINGENCIES                                   --               --

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
  SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES                 550               --

STOCKHOLDERS' EQUITY:
Preferred stock (no par value; 2 million shares
  authorized; none issued)                                      --               --
Common stock ($.01 par value; 500 million
  shares authorized; shares issued and outstanding:
  1997 - 175.0 million; 1996 - 154.8 million)                    2                2
Additional paid-in capital                                   1,030              359
Retained earnings                                              581              396
Cumulative foreign currency translation adjustment            (131)             (33)
Less treasury stock at cost (1997 - .2 million shares;
  1996 - .6 million shares)                                     (1)              (3)
--------------------------------------------------------------------------------------
Total stockholders' equity                                   1,481              721
--------------------------------------------------------------------------------------
TOTAL                                                      $ 8,909          $ 3,622
======================================================================================

                 See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (in millions)
For the Years Ended December 31                              1997              1996             1995
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                   $185              $125             $107
Adjustments to net income:
  Depreciation and amortization                               114                65               55
  Deferred taxes                                               20                26               48
  Undistributed earnings of affiliates                        (57)              (20)               3
  Other                                                        22                 6                4
Changes in consolidated working capital                       (91)               (7)             (17)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                     193               195              200

INVESTING ACTIVITIES:
Property additions                                           (511)             (506)            (171)
Acquisitions, net of cash acquired                         (2,454)             (148)            (121)
Sale of short-term investments                                 77               103              254
Purchase of short-term investments                           (184)              (66)            (218)
Affiliate advances and equity investments                    (649)             (430)             (10)
Project development costs                                     (34)              (16)             (22)
Debt service reserves and other assets                        (44)              (72)             (55)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                      (3,799)           (1,135)            (343)

FINANCING ACTIVITIES:
Borrowings (repayments) under the revolver                   (186)              163               50
Issuance of project financing debt
  and other coupon bearing securities                       3,926               802              133
Repayments of project financing debt
  and other coupon bearing securities                        (749)              (75)             (63)
Payments for deferred financing costs                         (34)              (13)              (3)
Other liabilities                                              (6)               (3)               8
Contributions by minority interests                           269                10                7
Sale (repurchase) of common stock                             503                 2               (5)
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                   3,723               886              127

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS              117               (54)             (16)

CASH AND CASH EQUIVALENTS, BEGINNING                          185               239              255
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, ENDING                            $302              $185             $239
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest                                   $201              $134             $120
Cash payments for income taxes, net of refunds                 31                32                6

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred purchase price of Cemig shares                      $528              $ --             $ --
Common stock issued for amalgamation of AES Chigen            157                --               --
Conversion of subordinated debentures to common stock          --                50               --


                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The AES Corporation and its subsidiaries and affiliates, (collectively "AES" or the "Company") is a global power company primarily engaged in owning and operating electric power generation and distribution businesses in many countries around the world.

       PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements of the Company include the accounts of AES, its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. The accounts of AES China Generating Co. Ltd. ("Chigen") are consolidated based on its fiscal year ended November 30. Intercompany transactions and balances have been eliminated.

       CASH AND CASH EQUIVALENTS -- The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with an original maturity of three months or less as cash and cash equivalents.

       INVESTMENTS -- Securities that the Company has both the positive intent and ability to hold to maturity are classified as held- to-maturity and are carried at historical cost. Other investments that the Company does not intend to hold to maturity are classified as available-for-sale, and any significant unrealized gains or losses are recorded as a separate component of stockholders' equity. Interest and dividends on investments are reported in interest income. Gains and losses on sales of investments are recorded using the specific identification method. Short-term investments consist of investments with original maturities in excess of three months but less than one year. Debt service reserves and other deposits, which might otherwise be considered cash and cash equivalents, are treated as noncurrent assets (see Note 3).

       INVENTORY -- Inventory, valued at the lower of cost or market (first in, first out method), consists of coal, raw materials, spare parts, and supplies. Inventory consists of the following (in millions):

--------------------------------------------------------------------------------
December 31                                     1997             1996
--------------------------------------------------------------------------------
Coal and other raw materials                     $58              $57
Spare parts, materials and supplies               37               24
--------------------------------------------------------------------------------
TOTAL                                            $95              $81
================================================================================

       PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment, including improvements, is stated at cost. Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated composite lives of the assets, which range from 3 to 40 years. Maintenance and repairs are charged to expense as incurred. Emergency and rotable spare parts inventories are included in electric generation and distribution assets and are depreciated over the useful life of the related components.

       INTANGIBLE ASSETS -- Goodwill and electricity sales concessions and contracts are amortized on a straight-line basis over their estimated periods of benefit, which range from 16 to 40 years. Intangible assets at December 31, 1997 and 1996 are shown net of accumulated amortization of $13 million and $3 million, respectively. The Company reviews its goodwill and electricity sales concessions and contracts for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable.

       CONSTRUCTION IN PROGRESS -- Construction progress payments, engineering costs, insurance costs, wages, interest and other costs relating to construction in progress are capitalized. Construction in progress balances are transferred to electric generation and distribution assets when the assets are ready for their intended use. Interest capitalized during development and construction totaled $67 million, $27 million and $8 million in 1997, 1996 and 1995, respectively.

       DEFERRED FINANCING COSTS -- Financing costs are deferred and amortized using the straight-line method over the related financing period, which does not differ materially from the effective interest method of amortization. Deferred financing costs are shown net of accumulated amortization of $52 million and $36 million as of December 31, 1997 and 1996, respectively.

       PROJECT DEVELOPMENT COSTS -- The Company capitalizes the costs of developing new projects. These costs represent amounts incurred for professional services, salaries, permits, options, capitalized interest and other related direct costs. These costs are included in investments in affiliates or property when financing is obtained, or expensed at the time the Company determines that a particular project will no longer be developed. The continued capitalization is subject to on-going risks related to successful completion, including those related to political, siting, financing, construction, permitting and contract compliance. Certain reimbursable costs related to one of the projects have been classified as other assets.

       FOREIGN CURRENCY TRANSLATION -- Foreign subsidiaries and affiliates translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process, and gains and losses on intercompany transactions which are long-term in nature, and which the Company does not intend to repatriate, are shown in the cumulative foreign currency translation adjustment balance in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary countries, the U.S. dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. The revenue and expense accounts of foreign subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period.

       REVENUE RECOGNITION AND CONCENTRATION -- Revenues from the sale of electricity and steam are recorded based upon output delivered and capacity provided at rates as specified under contract terms. Electricity distribution revenues are recognized when billed. Most of the Company's power plants rely primarily on one power sales contract with a single customer for the majority of revenues. Three customers accounted for 14%, 12%, and 10% of revenues in 1997, five customers accounted for 20%, 16%, 16%, 11% and 10% of revenues in 1996, and four customers accounted for 24%, 18%, 18% and 13% of revenues in 1995. The prolonged failure of any of these customers to fulfill contractual obligations could have a substantial negative impact on AES's revenues and profits. However, the Company does not anticipate non-performance by the customers under these contracts.

       HEDGING ARRANGEMENTS -- The Company enters into various derivative transactions in order to hedge its exposure to certain market risks. The Company currently has outstanding interest rate swap and cap agreements which hedge against interest rate exposure on floating rate project financing debt. The transactions, which are classified as other than trading are accounted for as a hedge, and interest is expensed or capitalized, as appropriate, using effective interest rates. Any fees or swap payments are amortized as yield adjustments.

       NET INCOME PER SHARE -- During 1997, the company adopted Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share and computed basic and diluted net income per share based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits (see Note 9). Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. Comparative earnings per share data have been restated for prior periods.

       USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       RECLASSIFICATIONS -- Certain reclassifications have been made to prior period amounts to conform with the 1997 presentation.

 2. ACQUISITIONS

       In January 1997, the Company acquired an additional 2.4% interest in Light-Servicos de Electricidade S.A. ("Light"), a publicly-held Brazilian corporation that operates as the concessionaire of an integrated electric power generation, transmission and distribution system which serves Rio de Janeiro, Brazil. In June 1996, AES and three other partners participated in a consortium which acquired a 50.44% controlling interest. The additional investment in 1997 of approximately $82 million, increased AES's holdings in Light to 13.75%. The Company has the ability to exercise significant influence over the operation of Light and records the investment using the equity method.

       In May 1997, AES completed its amalgamation with Chigen. As a result of the amalgamation, the Company issued approximately 5 million shares of AES Common Stock in exchange for all of the outstanding Chigen Class A Common Stock. A portion of the transaction cost of approximately $29 million represents values assigned to power purchase contracts which are being amortized over the life of the related power purchase contracts, which range from 16 to 25 years.

       Also  in May  1997,  a  subsidiary  of the  Company  acquired  60% of two electric distribution companies sold as part of the Argentine government privatization program. The companies purchased were Empresa Distribudora Electrica Norte (Eden), which serves the northern part of the Buenos Aires province, and Empresa Distribudora Electrica Sur (Edes), which serves the southern part of the province. The Company, together with its partner, invested approximately $565 million to acquire a 90% ownership in each company. A portion of the acquisition costs, approximately $204 million, represents the value of the 95 year electricity sales concessions granted to Eden and Edes, and is being amortized over 40 years.

       In June 1997, AES, through a consortium, acquired, for approximately $1 billion, a 14.41% interest (of which AES's direct ownership during 1997 was 13.06%) in Companhia Energetica de Minas Gerais ("Cemig"), an integrated electric utility serving the State of Minas Gerais in Brazil. Cemig owns approximately 5,000 MW of generating capacity and serves approximately 4 million customers. This investment also represents approximately 33% of the voting interest in Cemig. The Company has the ability to exercise significant influence over the operation of Cemig and records the investment using the equity method.

       In June 1997, AES acquired the international assets of Destec Energy, Inc. for approximately $439 million. The purchase included five electric generating plants in construction or operation and a number of power projects in development. The plants acquired by AES (with ownership percentages in parenthesis) include a 110 MW gas-fired combined cycle plant in Kingston, Canada ("Kingston") (50%); a 405 MW gas-fired combined cycle plant under construction in Terneuzen, Netherlands ("Elsta") (50%); a 140 MW gas-fired simple cycle plant in Cornwall, England ("Indian Queens") (100%); a 235 MW oil-fired simple cycle plant in Santo Domingo, Dominican Republic ("Los Mina") (100%); and a 1600 MW coal-fired plant in Victoria, Australia ("Hazelwood") (20%). A portion of the acquisition cost, approximately $172 million, represents the value of various contracts which are being amortized over the respective lives of 20 years, and a $67 million liability related to the completion of construction at Elsta.

       The Hazelwood investment was classified as held for sale at December 31, 1997, and subsequently sold in February 1998. The Company recognized a foreign currency transaction loss of $5 million in 1997.

       In October 1997, a subsidiary of the Company acquired an 85% interest in two hydro-electric stations (GES) and four combined heat and power stations
(TETS) in East Kazakhstan ("Altai"). Altai has a total electric capacity of 1,384 MW with an additional equivalent thermal capacity of approximately 1,000 MW. The purchase price was approximately $24 million for the 20 year GES concession and the TETS shares.

       Also in October 1997, AES acquired 90% of Companhia Centro-Oeste de Distribuicao de Energia Electrica, ("Sul") an electric distribution company in the state of Rio Grande do Sul, Brazil. The purchase price for this acquisition was approximately $1.4 billion. A portion of the acquisition cost, approximately $884 million, represents the value of the electricity sales concession granted to Sul, which is being amortized over the 30 year period of the concession. Sul is in the process of finalizing its severance plan, and has recorded a $34 million liability for severance costs at December 31, 1997.

       In March 1996, a subsidiary of the Company acquired a 98% interest in Hidrotermica San Juan, S.A., ("San Juan"), which is the owner and operator of a 78 MW power generation facility in the province of San Juan, Argentina. The facility, which sells electricity into the Argentine spot market, includes a 45 MW hydroelectric power plant and a 33 MW gas combustion plant. As a result of this acquisition, the Company acquired a hydroelectric concession valued at $17 million which is being amortized over the life of the concession of 30 years.

       During 1996, the Company, through a subsidiary, acquired a controlling interest in three power plants totaling 1,281 MW and a coal mine through the purchase of a 94% share of Tisza Eromu Rt. ("Tisza"), an electricity generation company in Hungary, for a total purchase price of $127 million.

       In August 1996, a subsidiary of the Company acquired a majority controlling interest in a 4,000 MW coal-fired facility in Kazakhstan ("Ekibastuz"), for approximately $3 million. Beginning in August 1996 and continuing through 1997, AES has recorded a provision of $28 million associated with aggregate outstanding receivables (excluding VAT) of $54 million at December 31, 1997 related to the operations of Ekibastuz. Approximately $35 million of the aggregate balance (excluding VAT), before considering the provision, is due from a government-owned distribution company. There can be no assurance of the ultimate collectibility of these amounts owed to Ekibastuz, or as a result, the recoverability of the related net assets (totaling $57 million at December 31, 1997) or additional amounts the Company may invest.

       These acquisitions were accounted for as purchases. The purchase price allocations for Eden, Edes, Cemig, Los Mina, Indian Queens, Elsta, Kingston, Altai and Sul have been completed on a preliminary basis, subject to adjustments resulting from new or additional facts that may come to light when the engineering, environmental, and legal analyses are completed during the respective allocation periods. The accompanying financial statements include the operating results of Eden and Edes from May 1997, equity in earnings of Cemig from June 1997, the operating results of Los Mina and Indian Queens from June 1997, equity in earnings of Kingston from June 1997, the operating results of Sul and Altai from October 1997, the operating results of Tisza and Ekibastuz from August 1996, and equity in earnings of Light from June 1996. The following table presents supplemental unaudited proforma operating results as if all of the acquisitions had occurred at the beginning of 1996 (in millions, except per share amounts):

--------------------------------------------------------------------------------
For the Years Ended December 31                1997                 1996
--------------------------------------------------------------------------------
Revenues                                    $ 1,918               $2,195
Net income before extraordinary item            136                   50
Net income after extraordinary item             133                   50
Basic earnings per share                     $ 0.76               $ 0.29
Diluted earnings per share                   $ 0.75               $ 0.28
--------------------------------------------------------------------------------

The proforma results are based upon assumptions and estimates which the Company believes are reasonable. The proforma results do not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1996, nor are they intended to be a projection of future results.

3. INVESTMENTS
At December 31, 1997 and 1996, the Company's investments were classified as either held-to-maturity or available-for-sale. The amortized cost and estimated fair value of the investments at December 31, 1997 and 1996 classified as held-to-maturity and available-for-sale were approximately the same.

The short-term investments and debt service reserves and other deposits were invested as follows (in millions):

--------------------------------------------------------------------------------
December 31                                         1997         1996
--------------------------------------------------------------------------------
RESTRICTED CASH AND CASH EQUIVALENTS(1)           $  130       $  104
--------------------------------------------------------------------------------
HELD-TO-MATURITY
U.S. treasury and government agency securities        37            1
Foreign certificates of deposit                       95           --
Commercial paper                                      66           39
--------------------------------------------------------------------------------
Subtotal                                             198           40
--------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. treasury and government agency securities        15           43
Certificates of deposit                                2            3
Commercial paper                                      15            5
Floating rate notes                                    3           --
--------------------------------------------------------------------------------
Subtotal                                              35           51
--------------------------------------------------------------------------------
TOTAL                                             $  363       $  195
================================================================================

(1) amounts required to be maintained in cash in accordance with certain covenants of various project financing agreements.

Short-term investments classified as held-to-maturity and available-for-sale were $111 and $16 million, respectively, at December 31, 1997 and $9 million and $11 million, respectively at December 31, 1996.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATES

The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented for 1997 include the accounts of NIGEN, Ltd. ("NIGEN") (47% owned UK affiliate), Medway Power Ltd. ("Medway") (25% owned UK affiliate), Light (13.75% owned Brazilian affiliate), Chigen's affiliates, Kingston (50% owned Canadian affiliate), Elsta (50% owned Netherlands affiliate), and Cemig (13.06% owned Brazilian affiliate). Amounts presented for 1996 include the accounts of NIGEN, Medway, Light, and Chigen's affiliates, and amounts presented for 1995 include the accounts of NIGEN and Medway.

--------------------------------------------------------------------------------
                                   1997              1996             1995
--------------------------------------------------------------------------------
Sales                           $ 3,991           $ 1,959            $ 276
Operating income                    984               497               86
Net income                          670               383               49
Current assets                    1,698               889              171
Noncurrent assets                14,800             4,914              949
Current liabilities               1,809               863               70
Noncurrent liabilities            4,752             2,108              973
Stockholders' equity              9,937             2,832               77
--------------------------------------------------------------------------------

The Company's share of undistributed earnings of affiliates included in consolidated retained earnings was $89 million and $33 million at December 31, 1997 and 1996, respectively. The Company charged and recognized construction revenues, management fees and interest on advances to its affiliates which aggregated $42 million, $9 million and $8 million for each of the years ended December 31, 1997, 1996 and 1995, respectively.

5. DEBT
PROJECT FINANCING DEBT -- Project financing debt at December 31, 1997 and 1996 consisted of the following (in millions):

---------------------------------------------------------------------------------------
                                             Interest     Final
                                              Rate(1)    Maturity       1997        1996
---------------------------------------------------------------------------------------
SENIOR DEBT - VARIABLE RATE
Notes payable to banks                           7.9%     2013       1,830     $    230
Commercial paper (see below)                     7.2%     2007         598          631
Debt to (or guaranteed by) multilateral
  or export credit agencies                      6.4%     2010         429          368
SENIOR DEBT - FIXED RATE
Notes payable to banks                          10.0%     2009         623           84
Capital leases                                   8.1%     2016         143          105
Tax-exempt bonds                                 7.4%     2019          74           74
Chigen bonds                                    10.1%     2006         180           --
Debt to (or guaranteed by) multilateral
  & export credit agencies                       6.5%     2008         133          110
SUBORDINATED DEBT - VARIABLE AND FIXED RATE     13.0%     2010          75           66
---------------------------------------------------------------------------------------
SUBTOTAL                                                             4,085        1,668
Less current maturities                                               (596)        (110)
---------------------------------------------------------------------------------------
TOTAL                                                               $3,489     $  1,558
=======================================================================================


(1) weighted average interest rate at December 31, 1997

Project financing debt borrowings are primarily collateralized by the capital stock of the relevant subsidiary and in certain cases, the physical assets of and all significant agreements associated with such business.

       The Company has interest rate swap and forward interest rate swap agreements in an aggregate notional principal amount of $1,031 million at December 31, 1997. The swap agreements effectively change the interest rate on the portion of the debt covered by the notional amounts to a weighted average fixed rate ranging from approximately 7.4% to 12.1%. The agreements expire at various dates from 1999 through 2014. In the event of nonperformance by the counterparties, the subsidiaries may be exposed to increased interest rates; however, the Company does not anticipate nonperformance by the counterparties, which are multinational financial institutions. At December 31, 1997, subsidiaries of the Company have interest rate cap and forward interest rate cap agreements at various rates with remaining terms ranging from two to six years in an aggregate notional amount of $418 million.

       Shady Point and Hawaii have issued commercial paper supported by irrevocable letters of credit issued by multinational financial institutions. In the event of nonperformance or credit deterioration of these institutions, the Company may be exposed to the risk of higher effective interest rates. The Company does not believe that such nonperformance or credit deterioration is likely.

       OTHER NOTES PAYABLE -- Other notes payable at December 31, 1997 and 1996 consisted of the following (in millions):

---------------------------------------------------------------------------------------------------
                                   INTEREST            FINAL      FIRST CALL
                                     RATE(1)         MATURITY        DATE          1997        1996
---------------------------------------------------------------------------------------------------
Corporate revolving bank loan(2)     7.50%            2000             --        $  27        $ 213
Senior subordinated notes            9.75%            2000           1997           --           75
Senior subordinated notes           10.25%            2006           2001          250          250
Senior subordinated notes            8.38%            2007           2002          325           --
Senior subordinated notes            8.50%            2007           2002          375           --
Senior subordinated notes            8.88%            2027           2004          125           --
Unamortized discounts                                                               (6)          --
---------------------------------------------------------------------------------------------------
SUBTOTAL                                                                         1,096          538
Less current maturities                                                             --         (88)
---------------------------------------------------------------------------------------------------
TOTAL                                                                           $1,096        $ 450
===================================================================================================

(1) weighted average interest rate at December 31, 1997.
(2) floating rate loan

Under the terms of the $600 million corporate revolving bank loan and letter of credit facility ("Revolver"), the Company must reduce its direct borrowings to $225 million for 30 consecutive days annually to obtain additional loans. Commitment fees on the unused portion at December 31, 1997 are .38% per annum, and as of that date $393 million was available. The Company's senior subordinated notes are general unsecured obligations of the Company. The Company's 9.75% senior subordinated notes due 2000 were refinanced in August 1997. As a result, the Company recorded an extraordinary loss of $3 million, net of tax.

       FUTURE MATURITIES OF DEBT -- Scheduled maturities of total debt at December 31, 1997 are (in millions):

                     1998                       $    596
                     1999                          1,058
                     2000                            286
                     2001                            255
                     2002                            237
                     Thereafter                    2,749
--------------------------------------------------------------------------------
                     Total                       $ 5,181
================================================================================

       COVENANTS--The terms of the Company's Revolver, senior subordinated notes and project financing debt agreements contain certain covenants. The covenants provide for, among other items, maintenance of certain reserves, and require that minimum levels of working capital, net worth and certain financial ratio tests are met. The most restrictive of these covenants include limitations on incurring additional debt and on the payment of dividends to shareholders.

       The project financing debt limitations of AES's subsidiaries permit the payment of dividends to the parent company out of current cash flow for quarterly, semi-annual or annual periods only at the end of such periods and only after payment of principal and interest on project loans due at the end of such periods. As of December 31, 1997, approximately $68 million was available under project loan documents for distribution by U.S. subsidiaries.

6. COMMITMENTS AND CONTINGENCIES

       As of December 31, 1997, the Company and its consolidated subsidiaries were obligated under long-term non-cancelable operating leases, primarily for office rental and site leases. Rental expense for operating leases was $9 million, $4 million and $3 million in the years ended 1997, 1996 and 1995, respectively. The future minimum lease commitments under these leases are $10 million for 1998, $7 million for 1999, $3 million for each year 2000 through 2001, $2 million for 2002, and a total of $64 million for the years thereafter.

       A subsidiary of the Company has entered into a "take-or-pay" contract for the purchase of electricity with a term of five years. Purchases in 1997 were approximately $1 million. The future commitment under this contract is $7 million for each year 1998 through 2002.

       Operating subsidiaries of the Company enter into various long-term contracts for the purchase of fuel subject to termination only in certain limited circumstances. These contracts have remaining terms of 1 to 29 years.

       On November 24, 1997 the Company announced that it had won a bid to acquire three natural gas-fired electric generating stations from Southern California Edison for approximately $781 million. The Company anticipates completion of the acquisition in 1998. It is expected that a significant portion of the acquisition price will be raised from proceeds through a project financing debt arrangement. However, both the acquisition and the financing are contingent upon certain conditions precedent.

       GUARANTEES -- In connection with certain of its project financing, acquisition and power purchase agreements, AES has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In addition, the Company has undertaken commitments to fund its equity in projects currently under development and construction. These obligations and commitments, excluding those collateralized by letter of credit obligations discussed below, were limited as of December 31, 1997, by the terms of the agreements, to an aggregate of approximately $221 million. The Company is also obligated under other commitments which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $33 million as of December 31, 1997. Certain of the Company's subsidiaries have obligations to fund equity and loans in their projects. At December 31, 1997 such commitments to invest amounted to approximately $129 million.

       LETTERS OF CREDIT -- At December 31, 1997 and 1996, the Company had $180 million and $123 million, respectively, of letters of credit outstanding under its credit facility which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter of credit fee of 1.50% on the outstanding amounts.

       LITIGATION -- The Company is involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation will have a material adverse effect on its results of operations, financial position, or cash flows.

7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

       During 1997, two wholly-owned special purpose business trusts (individually, "AES Trust I" and "AES Trust II" and collectively, the "Trusts") issued Term Convertible Securities ("Tecons"). On March 31, AES Trust I issued 5 million of $2.6875 Tecons (liquidation value $50) for total proceeds of $250 million and concurrently purchased $250 million of 5.375% junior subordinated convertible debentures due 2027 of AES (individually the "5.375% Debentures"). On October 29, AES Trust II issued 6 million of $2.75 Tecons (liquidation value $50) for total proceeds of $300 million and concurrently purchased $300 million of 5.5% junior subordinated convertible due 2012 of AES (individually the "5.5% Debentures" and collectively with the 5.375% Debentures the "Junior Debentures"). The sole assets of AES Trust I are the 5.375% Debentures and the sole assets of AES Trust II are the 5.5% Debentures. The obligations of the Trusts, as provided under the terms of the Tecons, are fully and unconditionally guaranteed by AES.

       Dividends on the Tecons are payable quarterly at an annual rate of 5.375% by AES Trust I and 5.5% for AES Trust II. The Trusts are each permitted to defer payment of dividends for up to 20 consecutive quarters, provided that AES has exercised its right to defer interest payments under the corresponding Junior Debentures. During such deferral periods, dividends on the Tecons will accumulate quarterly and accrue interest and AES may not declare or pay dividends on its common stock. The Tecons are convertible into the common stock of AES at each holder's option prior to March 31, 2027 for AES Trust I and September 30, 2012 for AES Trust II at the rate of 1.3812 and .8914 shares, respectively, representing a conversion price equivalent to $36.20 and $56.09 per share respectively.

      AES, at its option, can redeem the 5.375% Debentures after March 31, 2000 which would result in the required redemption of the Tecons issued by AES Trust I, for $51.68 per Tecon, reduced annually by $0.336 to a minimum of $50 per Tecon and can redeem the 5.5% Debentures after September 30, 2000 which would result in the required redemption of the Tecons issued by AES Trust II, for $51.72 per Tecon, reduced annually by $0.344 to a minimum of $50 per Tecon.

      Interest expense for the year ended December 31, 1997 includes $10 million and $3 million related to the dividends accrued on the Tecons of AES Trust I and AES Trust II, respectively.

8. STOCKHOLDERS' EQUITY

                                                                                            (in millions)
---------------------------------------------------------------------------------------------------------
                                                                 1997             1996             1995
---------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at January 1 and December 31                          $     2            $   2            $  2
=======================================================================================================
ADDITIONAL PAID-IN CAPITAL
Balance at January 1                                          $   359            $ 292            $ 239
Issuance of common stock                                          494               --               --
Issuance of common stock pursuant to Chigen amalgamation          157               --               --
Issuance of common stock under benefit plans
  and exercise of stock options                                    12                3                2
Tax benefit associated with the exercise of options                 8               15               --
Issuance of common stock on conversion of 6.5%
  subordinated debentures, net ($13.08 per share)                  --               49               --
Chigen Class A redeemable common stock                             --               --               51
-------------------------------------------------------------------------------------------------------
Balance at December 31                                        $ 1,030            $ 359            $ 292
=======================================================================================================
RETAINED EARNINGS
Balance at January 1                                          $   396            $ 271            $ 164
Net income for the year                                           185              125              107
-------------------------------------------------------------------------------------------------------
Balance at December 31                                        $   581            $ 396            $ 271
=======================================================================================================
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at December 31                                        $  (131)           $ (33)           $ (10)
=======================================================================================================
TREASURY STOCK
Balance at December 31                                        $    (1)           $  (3)           $  (6)
-------------------------------------------------------------------------------------------------------

       STOCK SPLIT AND STOCK DIVIDEND -- On July 15, 1997 the Board of Directors authorized a two-for-one split, effected in the form of a stock dividend, payable to stockholders of record on August 28, 1997. Accordingly, all outstanding share, per share and stock option data in all periods presented have been restated to reflect the split.

       STOCK CONVERSION -- On July 30, 1996, the Company exercised its right to redeem the 6.5% debentures at a redemption price equal to approximately 104% of the principal amount of the debentures, together with accrued interest through the date of redemption. As a result, $49 million of the debentures, net of conversion costs, were converted into 3.8 million shares of common stock of the Company at a conversion price of $13.08 per share.

       STOCK OPTIONS AND WARRANTS -- The Company has granted options to purchase shares of common stock under its stock option plans. Under the terms of the plans, the Company may issue options to purchase shares of the Company's common stock at a price equal to 100% of the market price at the date the option is granted.

The options become eligible for exercise under various schedules. At December 31, 1997, there were approximately 4.5 million shares reserved for future grants under the plans.

A summary of the option activity follows (in thousands of shares):


-------------------------------------------------------------------------------------------------------------------
December 31                                             1997                     1996                       1995
-------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED-                WEIGHTED-                WEIGHTED
                                                       AVERAGE                  AVERAGE                  AVERAGE
                                          SHARES   EXERCISE PRICE  SHARES   EXERCISE PRICE   SHARES  EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year            8,020       $ 9.30       8,126        $ 7.28       7,080      $ 6.04
Exercised during the year                   (941)        7.78        (960)         5.35        (710)       1.76
Forfeitures during the year                  (58)       11.23        (432)        10.28        (114)       9.18
Granted during the year                      949        35.62       1,286         19.39       1,870       10.02
Conversion of Chigen options                 876        19.67         --             --         --          --
-------------------------------------------------------------------------------------------------------------------
Outstanding - end of year                  8,846       $13.20       8,020        $ 9.30       8,126      $ 7.28
==================================================================================================================
Eligible for exercise - end of year        6,163       $ 9.37       4,264        $ 6.43       2,418      $ 4.52
==================================================================================================================


The following table summarizes information about stock options outstanding at December 31, 1997 (in thousands of shares) :


----------------------------------------------------------------------------------------------------
                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------
                                    WEIGHTED-AVERAGE    WEIGHTED-                        WEIGHTED-
  RANGE OF                TOTAL     REMAINING LIFE       AVERAGE         TOTAL            AVERAGE
EXERCISE PRICES        OUTSTANDING     (IN YEARS)    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------------------------------------------------------------------------------------------
$   .78 to $3.24          1,718            2.6           $ 2.75           1,718            $ 2.75
$  5.83 to $9.88          2,159            6.0             8.84           1,503              8.61
$ 10.00 to $14.44         2,369            7.3            10.50           2,060             10.43
$ 14.66 to $22.85         1,611            8.3            20.25             795             20.39
$ 23.00 to $42.00           989            9.3            35.91              87             27.59
----------------------------------------------------------------------------------------------------
Total                     8,846                          $13.20           6,163            $ 9.37
----------------------------------------------------------------------------------------------------


The Company accounts for its stock-based compensation plans under APB No. 25, and adopted SFAS No. 123 for disclosure purposes in 1996. No compensation expense has been recognized in connection with the options, as all options have been granted only to AES people, including Directors, with an exercise price equal to the market price of the Company's common stock on the date of grant. For SFAS No. 123 disclosure purposes, the weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.9%, 6.5% and 5.5% and expected volatility of 37%, 28% and 24% for the years ended December 31, 1997, 1996 and 1995, respectively, a dividend payout rate of zero for each year and an expected option life of 7 years. Using these assumptions, the weighted average fair value of each stock option granted was $17.86, $8.81 and $4.09, for the years ended December 31, 1997, 1996 and 1995, respectively. In calculating the fair value, there were no adjustments made to account for vesting provisions or for non-transferability or risk of forfeiture.

       Had compensation expense been determined under the provisions of SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the following pro forma amounts (in millions):

--------------------------------------------------------------------------------
For the Years Ended December 31        1997             1996             1995
--------------------------------------------------------------------------------
NET INCOME:
As reported                           $ 185            $ 125            $ 107
Pro forma                               168              121              106
BASIC EARNINGS PER SHARE:
As reported                           $1.11            $0.83            $0.71
Pro forma                              1.01             0.80             0.71
DILUTED EARNINGS PER SHARE:
As reported                           $1.09            $0.80            $0.70
Pro forma                              1.00             0.78             0.69
================================================================================

The disclosures of such amounts and assumptions are not intended to forecast any possible future appreciation of the Company's stock price or change in dividend policy.

       In addition to the options described above, the Company has outstanding warrants to purchase up to 1.3 million shares of its common stock at $14.72 per share through July 2000, which were issued as partial settlement of a shareholder class action suit and were expensed in 1995. Warrants exercised under this settlement were not significant during December 1997 or 1996.

       AES CHINA GENERATING CO. LTD. -- In May 1997, the Company acquired all of the outstanding Class A shares of Chigen by amalgamating Chigen with a wholly-owned subsidiary of the Company. As a result of this transaction, the Company issued approximately 5 million shares of its common stock. As part of the amalgamation, the Company also converted the outstanding options of the Chigen stock option plan to AES stock options at the ratio of .29 to 1.


9. EARNINGS PER SHARE

       The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before extraordinary item. In the table below Income represents the numerator (in millions) and Shares represent the denominator (in thousands):


----------------------------------------------------------------------------------------------------------------
                                             1997                       1996                      1995
----------------------------------------------------------------------------------------------------------------
                                                     $ PER                      $ PER                      $ PER
                                    INCOME  SHARES   SHARE     INCOME  SHARES   SHARE    INCOME  SHARES    SHARE
----------------------------------------------------------------------------------------------------------------
BASIC EPS
Income before extraordinary item
  available to common stockholders    $188   166.6    $1.13    $125   151.5     $0.83    $107    149.9     $0.71
EFFECT OF DILUTIVE SECURITIES
Stock Options and Warrants              --     4.4               --     2.7                --      1.5
Stock units allocated to deferred
  compensation plans                    --     0.5               --     0.5                --      0.5
Tecons and other convertible debt,
  net of tax                           10      6.3               1       2.5                2      3.8
----------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before extraordinary item
  available to common stockholders
  assuming conversion                 $198   177.8    $1.11    $126   157.2     $0.80    $109    155.7     $0.70
================================================================================================================

10. INCOME TAXES

INCOME TAX PROVISION -- The provision for income taxes consists of the following (in millions):

--------------------------------------------------------------------------------
For the Years Ended December 31     1997              1996             1995
--------------------------------------------------------------------------------
Federal
  Current                          $   7              $ 19             $  4
  Deferred                            22                27               47
State
  Current                             19                12                5
  Deferred                            (6)               (2)               1
Foreign
  Current                             10                 3               --
  Deferred                             4                 1               --
--------------------------------------------------------------------------------
Total                              $  56              $ 60             $ 57
================================================================================

       EFFECTIVE AND STATUTORY RATE RECONCILIATION -- A reconciliation of the U.S. statutory Federal income tax rate to the Company's effective tax rate as a percentage of income before taxes (excluding earnings and taxes from affiliates accounted for on the equity method, and minority interests) is as follows:

--------------------------------------------------------------------------------
For the Years Ended December 31           1997        1996        1995
--------------------------------------------------------------------------------
Statutory Federal tax rate                 35%        35%          35%
Change in valuation allowance              (2)        (2)          (6)
State taxes, net of Federal tax benefit     5          6            6
Taxes on foreign earnings                   3          2           --
Other - net                                (1)        (1)           3
--------------------------------------------------------------------------------
Effective tax rate                         40%        40%          38%
================================================================================

       DEFERRED INCOME TAXES -- Deferred income taxes relate principally to accelerated depreciation methods used for tax purposes and certain other expenses which are deducted for income tax purposes, but not for financial reporting purposes. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. Deferred tax assets and deferred tax liabilities are as follows (in millions):

--------------------------------------------------------------------------------
For the Years Ended December 31                       1997             1996
--------------------------------------------------------------------------------
Differences between book and tax basis of
  property and total deferred tax liability          $ 476            $ 379
--------------------------------------------------------------------------------
Operating loss carryforwards                           (75)            (124)
Bad debt and other book provisions                     (47)              --
Retirement costs                                       (31)              --
Tax credit carryforwards                              (104)             (97)
Other deductible temporary differences                 (24)             (13)
--------------------------------------------------------------------------------
Total gross deferred tax asset                        (281)            (234)
Less: valuation allowance                               31               33
--------------------------------------------------------------------------------
Total net deferred tax asset                          (250)            (201)
--------------------------------------------------------------------------------
Net deferred tax liability                           $ 226            $ 178
================================================================================

       As of December 31, 1997, the Company had Federal net operating loss carryforwards for tax purposes of approximately $159 million expiring from 2007 through 2009, Federal investment tax credit carryforwards for tax purposes of approximately $51 million expiring in years 2001 through 2006, and Federal alternative minimum tax credits of approximately $42 million which carry forward without expiration.

       The valuation allowance decreased during the current year by approximately $2 million to $31 million at December 31, 1997. This decrease resulted primarily from the utilization of foreign net operating loss carryforwards, offset in part by a partial valuation allowance for the provision to reduce contract receivables. The $31 million valuation allowance at December 31, 1997 relates primarily to U.S. state and foreign operating losses, and foreign deferred tax assets, the ultimate realization of which is uncertain. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized.

       The valuation allowance increased during 1996 by approximately $24 million to $33 million at December 31, 1996. This increase resulted primarily from the acquisition of foreign entities with certain pre-existing deferred tax assets, the ultimate realization of which is uncertain. The valuation allowance for these pre-existing deferred tax assets was recorded as acquisition adjustments and had no effect on the current year income tax expense. The $33 million valuation allowance at December 31, 1996 relates primarily to U.S. state and foreign tax credits, U.S. state operating losses, and foreign deferred tax assets, the ultimate realization of which is uncertain.

       Undistributed earnings of certain foreign affiliates aggregated $129 million on December 31, 1997. The Company considers these earnings to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes have been recorded with respect to the earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings. A deferred tax asset of $14 million has been recorded as of December 31, 1997 for the cumulative effects of certain foreign currency translations.


11. PROFIT SHARING AND DEFERRED COMPENSATION PLANS

PROFIT SHARING AND STOCK OWNERSHIP PLAN -- The Company sponsors two profit sharing and stock ownership plans, qualified under section 401 of the Internal Revenue Code, which are available to eligible AES people. The plans provide for Company matching contributions, other Company contributions at the discretion of the Compensation Committee of the Board of Directors, and discretionary tax deferred contributions from the participants. Participants are fully vested in their own contributions and the Company's matching contributions. Participants vest in other Company contributions over a five-year period. Company contributions to the plan were approximately $5 million for the year ended December 31, 1997 and $4 million for both of the years ended December 31, 1996 and 1995.

       DEFERRED   COMPENSATION   PLANS  --  The  Company   sponsors  a  deferred
compensation plan under which directors of the Company may elect to have a portion or all of their compensation deferred. The amounts allocated to each participant's deferred compensation account may be converted into common stock units. Upon termination or death of a participant, the Company is required to distribute, under various methods, cash or the number of shares of common stock accumulated within the participant's deferred compensation account. Distribution of stock is to be made from common stock held in treasury or from authorized but previously unissued shares. The plan terminates and full distribution is required to be made to all participants upon any change of control of the Company (as defined).

       In addition, the Company sponsors an executive officers' deferred compensation plan. At the election of an executive officer, the Company will establish an unfunded, non-qualified compensation arrangement for each officer who chooses to terminate participation in the Company's profit sharing and employee stock ownership plan. The participant may elect to forego payment of any portion of his or her compensation and have an equal amount allocated to a contribution account. In addition, the Company will credit the participant's account with an amount equal to the Company's contributions (both matching and profit sharing) that would have been made on such officer's behalf if he or she had been a participant in the profit sharing plan. The participant may elect to have all or a portion of the Company's contribution converted into stock units. Dividends paid on common stock are allocated to the participant's account in the form of stock units. The participant's account balances are distributable upon termination of employment or death.

       During 1995, the Company adopted a supplemental retirement plan covering certain highly-compensated AES people. The plan provides incremental profit sharing and matching contributions to participants that would have been paid to their accounts in the Company's profit sharing plan if it were not for limitations imposed by income tax regulations. All contributions to the plan are vested in the manner provided in the Company's profit sharing plan, and once vested are nonforfeitable. The participant's account balances are distributable upon termination of employment or death.

       DEFINED BENEFIT PLAN -- The Company's subsidiary, Sul, has a contributory defined benefit pension plan covering substantially all of its employees. Pension benefits are based on years of credited service, age of the participant and average earnings. Plan assets are comprised of Brazilian government securities and bonds, stocks of publicly-traded Brazilian companies and real estate holdings. Net pension expense for the two months ended December 31, 1997 (subsequent to the date of acquisition) includes the following components (in millions):

--------------------------------------------------------------------------------
                                                                      1997
--------------------------------------------------------------------------------
Benefit cost for service                                              $ .3
Interest cost on projected benefit obligation                           .1
Actual return on plan assets                                            .3
Net amortization and deferral                                           .1
--------------------------------------------------------------------------------
Net pension expense                                                   $ .8
================================================================================


The amounts included in the consolidated balance sheet were based on the funded status of the plan at December 31, 1997 and are as follows (in millions):

--------------------------------------------------------------------------------
December 31                                                             1997
--------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
Vested benefit obligation                                             $ (31)
Nonvested benefit obligation                                            (26)
--------------------------------------------------------------------------------
Accumulated benefit obligation                                          (57)
Additional amounts related to assumed pay increases                     (15)
--------------------------------------------------------------------------------
Projected benefit obligation                                            (72)
Plan assets at fair value                                                31
--------------------------------------------------------------------------------
Benefit obligations in excess of plan assets                            (41)
Unamortized net obligations at date of adoption                          (3)
--------------------------------------------------------------------------------
Pension liability recognized in the consolidated balance sheet        $ (44)
================================================================================

Significant   assumptions  used  in  the  calculation  of  pension  expense  and obligation are as follows:

--------------------------------------------------------------------------------
                                                                       1997
--------------------------------------------------------------------------------
Discount rate                                                            6%
Rate of compensation increase                                            2%
Long-term rate of return on plan                                         6%
--------------------------------------------------------------------------------

The Company is not obligated under any post-retirement benefit plans other than the profit sharing, deferred compensation plans, and defined benefit plan described in this Note.

12. QUARTERLY DATA (UNAUDITED)

The following table summarizes the unaudited quarterly  statements of operations
(in millions, except per share amounts):

-------------------------------------------------------------------------------------------------------
Quarters ended 1997                          MAR 31           JUN 30            SEP 30           DEC 31
-------------------------------------------------------------------------------------------------------

Sales and services                            $ 261             $261              $358             $531
Gross margin                                     94               98               112              126
Net income before extraordinary item             40               42                50               56
Extraordinary item                               --               --               (3)               --
Net income                                       40               42                47               56
Basic earnings per share:
  Before extraordinary item                   $0.26            $0.26             $0.29            $0.32
  Extraordinary item                             --               --            (0.02)               --
Basic earnings per share                      $0.26            $0.26             $0.27            $0.32
Diluted earnings per share:
   Before extraordinary item                  $0.25            $0.25             $0.28            $0.32
   Extraordinary item                            --               --            (0.02)               --
Diluted earnings per share                    $0.25            $0.25             $0.26            $0.32
-------------------------------------------------------------------------------------------------------
Quarters ended 1996                          MAR 31           JUN 30            SEP 30           DEC 31
-------------------------------------------------------------------------------------------------------
Sales and services                            $ 172             $174              $205             $284
Gross margin                                     74               76                85               98
Net income                                       29               28                32               36
Basic earnings per share                      $0.19            $0.19             $0.21            $0.23
Diluted earnings per share                     0.19             0.18              0.21             0.23
-------------------------------------------------------------------------------------------------------

13. GEOGRAPHIC SEGMENTS

Information about the Company's operations in different geographic areas is as follows (in millions):

--------------------------------------------------------------------------------
For the Years Ended December 31                   1997        1996        1995
--------------------------------------------------------------------------------
REVENUES
North America                                  $   577     $   554      $  542
South America/Central America                      423         146         131
Asia                                               148          45           1
Europe                                             263          90           5
--------------------------------------------------------------------------------
Total                                          $ 1,411     $   835      $  679
================================================================================
For the Years Ended December 31                   1997        1996        1995
--------------------------------------------------------------------------------
OPERATING INCOME
North America                                  $   261     $   258      $  251
South America/Central America                       64          21          14
Asia                                                15         (9)         (8)
Europe                                              28           8         (4)
--------------------------------------------------------------------------------
Total                                          $   368     $   278      $  253
================================================================================
For the Years Ended December 31                   1997        1996        1995
--------------------------------------------------------------------------------
EQUITY IN EARNINGS (NET OF INCOME TAXES)
North America                                  $    --     $    --      $   --
South America/Central America                       88          21          --
Asia                                                 2           1          --
Europe                                              15          13          14
--------------------------------------------------------------------------------
Total                                          $   105     $    35      $   14
================================================================================
December 31                                       1997        1996        1995
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
North America                                  $ 1,914     $ 1,831      $1,693
South America/Central America                    4,712         683         230
Asia                                             1,571         744         328
Europe                                             712         364          90
--------------------------------------------------------------------------------
Total                                          $ 8,909     $ 3,622      $2,341
================================================================================

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's assets and liabilities have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

       The fair value of current financial assets, current liabilities, debt service reserves and other deposits, and other assets are estimated to be equal to their reported carrying amounts. The fair value of project financing debt is estimated differently based upon the type of loan. For variable rate loans, carrying value approximates fair value. For fixed rate loans, the fair value is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates, or by the estimated discount rate a prospective seller would pay to a credit-worthy third party to assume the obligations. The carrying value and fair value of the Placerita and Indian Queens capital leases have been excluded from this disclosure. The fair value of swap agreements is the estimated net amount that the Company would pay to terminate the agreements at the balance sheet date. The estimated fair values of the senior subordinated notes and Tecons are based on quoted market prices.

The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in millions):

--------------------------------------------------------------------------------
December 31                       1997                               1996
--------------------------------------------------------------------------------
                          CARRYING         FAIR        CARRYING           FAIR
                           AMOUNT          VALUE        AMOUNT            VALUE
--------------------------------------------------------------------------------

Project financing debt    $3,942         $3,953        $1,562           $1,562
Other notes payable        1,096          1,116           538              560
Tecons                       550            661            --               --
Interest rate swaps           --             81            --               68
--------------------------------------------------------------------------------


The fair value estimates presented herein are based on pertinent information available as of December 31, 1997 and 1996. The Company is not aware of any factors that would significantly affect the estimated fair value amounts since that date.

15. NEW ACCOUNTING PRONOUNCEMENTS
In 1998, the Company will be required to adopt the provisions of SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company will report comprehensive income in a separate statement which will show the effects of the foreign currency translation loss as a component of comprehensive income. The Company believes its segment disclosures under SFAS 131 will be materially consistent with those currently presented.

16.  SUBSEQUENT  EVENTS
In January 1998 the Company, pursuant to an option agreement with one of its partners in Cemig, sold approximately 28% of its 13.06% ownership interest in Cemig for $115 million, approximating its carrying value. As a result of the sale, the Company's ownership percentage decreased to approximately 10%. The Company continues to exert significant influence, as its voting interests remain unchanged.

       On February 10, 1998, the Company sold its investment in Hazelwood for approximately $139 million, which approximated its carrying value as an asset held for sale at December 31, 1997. The Company used the proceeds of these sales to repay a portion of the project financing debt classified as a current liability at December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See the information with respect to the ages of the Registrant's directors in the table on page 4 and the information contained under the caption "Election of Directors" on pages 1 through 3 inclusive, of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 21, 1998, which information is incorporated herein by reference. See also the information with respect to executive officers of the Registrant under the caption entitled "Executive Officers and Significant Employees of the Registrant" in Item 1 of Part I hereof, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         See the information contained under the captions "Compensation of Executive Officers" on pages 10 through 12 inclusive and "Compensation of Directors" on page 5, of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 21, 1998, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS.

         (a)  Security Ownership of Certain Beneficial Owners.

         See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" on page 4 of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 21, 1998, which information is incorporated herein by reference.

         (b)  Security Ownership of Directors and Executive Officers.

         See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" on page 4 of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 21, 1998, which information is incorporated herein by reference.

         (c) Changes in Control.

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See the information for Mr. Thomas I. Unterberg, a director of the Registrant, contained under the caption "Election of Directors" on page 2 of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 21, 1998, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

         (1) Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries).

              - Independent Auditors' Report is contained in the section entitled "Financial Statements and Supplementary Data" at Item 8 hereof.

              - Consolidated Balance Sheets at December 31, 1996 and 1997 are contained in the section entitled "Financial Statements and Supplementary Data" at Item 8 hereof.

              - Consolidated Statements of Operations -- For the Years Ended December 31, 1995, 1996 and 1997 are contained in the section entitled "Financial Statements and Supplementary Data" at Item 8 hereof.

              - Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1995, 1996 and 1997 are contained in the section entitled "Financial Statements and Supplementary Data" at Item 8 hereof.

              - Notes to Consolidated Financial Statements -- For the Years Ended December 31, 1995, 1996 and 1997 are contained in the section entitled "Financial Statements and Supplementary Data" at Item 8 hereof.

         (2)  Financial Statement Schedules

              -   See Index to Financial  Statement  Schedules of the Registrant
                  and   subsidiaries   at  page  S-1  hereof,   which  Index  is
                  incorporated herein by reference.

         (3)  Exhibits

         3.1 Amended and Restated Certificate of Incorporation of The AES Corporation is incorporated by herein reference to Exhibits
                  3.1 and 3.2 to the Registration Statement on Form S-8 (Registration No. 333-26225).
         3.2 By-Laws of The AES Corporation, as amended, are incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-4 (Registration No. 333-22513).
         4.1 Amended and Restated Declaration of Trust of AES Trust I, among The AES Corporation, The First National Bank of Chicago and First Chicago Delaware, Inc., to provide for the issuance of the $2.6875 Term Convertible Securities, Series A.
         4.2 Junior Subordinated Indenture, between The AES Corporation and The First National Bank of Chicago, to provide for the issuance of the $2.6875 Term Convertible Securities, Series A.
         4.3 First Supplemental Indenture to Junior Subordinated Indenture, between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the $2.6875 Term Convertible Securities, Series A.
         4.4 Guarantee Agreement, between The AES Corporation and The First National Bank of Chicago, as initial guarantee trustee, to provide for the issuance of the $2.6875 Term Convertible Securities, Series A.

         4.5 Second Supplemental Indenture dated as of October 13, 1997 between the Company and the First National Bank of Chicago, as trustee, to provide for the issuance from time to time of the 10.25% Senior Subordinated Notes Due 2006, is incorporated herein by reference to Exhibit 4.2.1 of the Registration Statement on Form S-3/A (Registration No. 333-39857) filed November 19, 1997.
         4.6 Indenture dated as of October 29, 1997 between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance from time to time of the 8.50% Senior Subordinated Notes due 2007 of the Company and the 8.875% Senior Subordinated Debentures due 2027, is incorporated herein by reference to Exhibit 4.1 to the
                  Registration Statement on Form S-4 (Registration No. 333-44845) filed January 23, 1998.
         4.7 First Supplemental Indenture dated as of November 21, 1997 between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance from time to time of the 8.50% Senior Subordinated Notes due 2007 of the Company and the 8.875% Senior Subordinated Debentures due 2027, is incorporated herein by reference to Exhibit 4.1.2 to the Registration Statement on Form S-4 (Registration No. 333-44845) filed January 23, 1998.
         4.8 Junior Subordinated Debt Trust Securities Indenture dated as of March 1, 1997 between the Company and The First National Bank of Chicago, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
         4.9 Second Supplemental Indenture dated as of October 29, 1997 between the Company and The First National Bank of Chicago, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to
                  Exhibit 4.1.1 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
         4.10 Amended and Restated Declaration of Trust of AES Trust II, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to
                  Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
         4.11 Restated Certificate of Trust of AES Trust II, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
         4.12 Form of Preferred Security, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
         4.13 Form of Junior Subordinated Debt Trust Security, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
         4.14 Preferred Securities Guarantee with respect to Preferred Securities, to provide for the issuance of the $2.75 Term
                  Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
         4.15 Other instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries.
         10.1 Amended Power Sales Agreement, dated as of December 10, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-40483).
         10.2 First Amendment to the Amended Power Sales Agreement, dated as of December 19, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to Exhibit 10.45 to the Registration Statement on Form S-1 (Registration No. 33-46011).
         10.3 Electricity Purchase Agreement, dated as of December 6, 1985, between The Connecticut Light and Power Company and AES Thames, Inc. is incorporated herein by reference to Exhibit
                  10.4 to the Registration Statement on Form S-1 (Registration No. 33-40483).
         10.4 Power Purchase Agreement, dated March 25, 1988, between AES Barbers Point, Inc. and Hawaiian Electric Company, Inc., as amended, is incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 33-40483).

         10.5     The AES Corporation Profit Sharing and Stock Ownership Plan is
                  incorporated  herein by  reference  to Exhibit  4(c)(1) to the
                  Registration   Statement   on  Form  S-8   (Registration   No.
                  33-49262).
         10.6     The AES  Corporation  Incentive  Stock Option Plan of 1991, as
                  amended,  is incorporated herein by reference to Exhibit 10.30 to the Annual  Report on Form 10-K of the  Registrant  for the
                  fiscal year ended December 31, 1995.
         10.7     Applied Energy Services,  Inc.  Incentive Stock Option Plan of
                  1982 is  incorporated  herein by reference to Exhibit 10.31 to the  Registration  Statement  on  Form  S-1 (Registration  No.
                  33-40483).
         10.8     Deferred Compensation Plan for Executive Officers, as amended, is  incorporated  herein  by  reference  to  Exhibit  10.32 to
                  Amendment  No.  1 to the  Registration  Statement  on Form S-1
                  (Registration No. 33-40483).
         10.9     Deferred  Compensation  Plan for  Directors,  as  amended,  is incorporated herein by reference to Exhibit 10.33 to Amendment
                  No. 1 to the Registration  Statement on Form S-1 (Registration
                  No. 33-40483).
         10.10    The AES Corporation Stock Option Plan for Outside Directors is
                  incorporated  herein  by  reference  to  Exhibit  10.43 to the
                  Annual Report on Form 10-K of  Registrant  for the Fiscal Year
                  ended December 31, 1991.
         10.11    The   AES   Corporation   Supplemental   Retirement   Plan  is
                  incorporated  herein  by  reference  to  Exhibit  10.64 to the
                  Annual  Report  on Form  10-K of the  Registrant  for the year ended December 31, 1994.
         11       Statement of computation  of earnings per share.
         12       Statement  of  computation  of  ratio  of  earnings  to fixed charges.
         21       Significant subsidiaries of The AES Corporation.
         23       Consent of independent auditors, Deloitte & Touche LLP.
         24       Powers of attorney.
         27       Financial Data Schedule (Article 5).

     (b) Reports on Form 8-K.

     - Registrant filed a Current Report on Form 8-K dated November 10, 1997 in respect of the acquisition by a subsidiary of the Registrant of 90% of the common shares of CCODEE (AES Sul as used in this Annual Report on Form 10-K) and disclosing the sale of equity securities pursuant to Regulation S to finance the acquisition.

     - Registrant filed a Current Report on Form 8-K dated November 6, 1997 including the Registrant's 1996 consolidated financial statements updated for certain subsequent events.

     - Registrant filed a Current Report on Form 8-K dated October 21, 1997 in respect of (i) a press release issued on October 21, 1997, announcing the Company's third quarter earnings, (ii) a press release issued on October 21, 1997, announcing that the Company commenced private offerings of senior subordinated notes and convertible securities, and
         (iii) a press release issued on October 24, 1997, announcing pricing of privately placed offerings.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998                        THE AES CORPORATION
                                             (Company)

                                             By: /s/ Dennis W. Bakke
                                                 ----------------------
                                             Name:  Dennis W. Bakke
                                             Title: President and Chief
                                                    Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                                    DATE
---------                               -----                                                    ----

* /s/ Roger W. Sant                     Chairman of the Board                                    March 30, 1998
-----------------------------
(Roger W. Sant)


/s/ Dennis W. Bakke                     President, Chief Executive Officer (principal            March 30, 1998
-----------------------------           executive officer) and Director
(Dennis W. Bakke)


* /s/ Hazel R. O'Leary                  Director                                                 March 30, 1998
-----------------------------
(Hazel R. O'Leary)


* /s/ Vicki-Ann Assevero                Director                                                 March 30, 1998
-----------------------------
(Vicki-Ann Assevero)


* /s/ Dr. Alice F. Emerson              Director                                                 March 30, 1998
------------------------------
(Dr. Alice F. Emerson)


* /s/ Robert F. Hemphill, Jr.           Director                                                 March 30, 1998
------------------------------
(Robert F. Hemphill, Jr.)


* /s/ Frank Jungers                     Director                                                 March 30, 1998
-------------------------------
(Frank Jungers)


* /s/ Dr. Henry R. Linden               Director                                                 March 30, 1998
-------------------------------
Dr. Henry R. Linden)


* /s/ John H. McArthur                  Director                                                 March 30, 1998
-------------------------------
(John H. McArthur)


* /s/ Thomas I. Unterberg               Director                                                 March 30, 1998
-------------------------------
(Thomas I. Unterberg)


* /s/ Robert H. Waterman, Jr.           Director                                                 March 30, 1998
-------------------------------
(Robert H. Waterman, Jr.)


/s/ Barry J. Sharp                      Senior Vice President and Chief Financial Officer        March 30, 1998
---------------------------------       (principal financial and accounting officer)
(Barry J. Sharp)

                                   By:  * /s/ William R. Luraschi                                March 30, 1998
                                        ---------------------------
                                        Attorney-in-Fact

                      THE AES CORPORATION AND SUBSIDIARIES
               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule I - Condensed Financial Information of Registrant        S-2

     Schedule II - Valuation and Qualifying Accounts                   S-6


         Schedules other than those listed above are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

                               THE AES CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   STATEMENTS OF UNCONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                                December 31,
                                                                                                ------------
                                                                                            1996            1997
                                                                                            ----            ----

ASSETS
Current Assets
   Cash and cash equivalents                                                              $      5        $       5
   Accounts receivable                                                                           2               --
   Accounts and notes receivable from subsidiaries                                              53              130
   Prepaid expenses and other current assets                                                     2               25
                                                                                          ----------      -----------
   Total current assets                                                                         62              160

Investment in subsidiaries (on the equity method)                                              893            2,340

Office Equipment
   Cost                                                                                          5                5
   Accumulated depreciation                                                                     (4)              (4)
                                                                                          ----------      -----------
   Office equipment, net                                                                         1                1

Other Assets
   Deferred financing costs (less accumulated amortization: 1996, $6, 1997, $11)                16               57
   Project development costs                                                                    53               55
   Deferred income taxes                                                                        20               --
   Notes receivable from subsidiaries                                                          192              565
   Escrow deposits and other assets                                                             56               55
                                                                                          ----------      -----------
   Total other assets                                                                          337              732
                                                                                          ----------      -----------
TOTAL                                                                                     $  1,293        $   3,233
                                                                                          ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
   Accounts payable                                                                       $      2        $       6
   Accrued and other liabilities                                                                29               53
   Notes payable                                                                                88               --
                                                                                          ----------      -----------
   Total current liabilities                                                                   119               59

Long-term Liabilities
   Notes payable                                                                               450            1,096
   Deferred income taxes                                                                        --               44
   Other long-term liabilities                                                                   3                3
                                                                                          ----------      -----------
   Total long-term liabilities                                                                 453            1,142

Company obligated mandatorily redeemable preferred securities of subsidiary trusts
   holding solely junior subordinated debentures of AES                                         --              550

Stockholders' Equity:
   Preferred stock                                                                               --              --
   Common stock                                                                                  2                2
   Additional paid-in capital                                                                  359            1,030
   Retained earnings                                                                           396              581
    Cumulative foreign currency translation adjustment                                          (3)              (1)
   Treasury stock                                                                              (33)            (131)
                                                                                          ----------      -----------
   Total stockholders' equity                                                                  721            1,481
                                                                                          ----------      -----------
TOTAL                                                                                     $  1,293        $   3,233
                                                                                          ==========      ===========

                                           See notes to Schedule I

                               THE AES CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENTS OF UNCONSOLIDATED OPERATIONS
                                  (IN MILLIONS)

                                                                               For the Years Ended
                                                                                    December 31,
                                                                        ----------------------------------
                                                                           1995        1996        1997
                                                                           ----        ----        ----
Revenues
Service revenues                                                         $     58     $    59     $    22
Equity in earnings of subsidiaries                                            108         142         256
                                                                         ---------    --------    --------
     Total revenues                                                           166         201         278

Operating costs and expenses:
     Cost of services                                                          47          46           5
     Selling, general and administrative expenses                              19          30          36
                                                                         ---------    --------    --------
     Total operating costs and expenses                                        66          76          41

Operating income                                                              100         125         237
Interest income/(expense)                                                       7         (15)        (26)
                                                                         ---------    --------    --------
Income before income taxes and extraordinary item                             107         110         211
Income tax expense (benefit)                                                   --         (15)         23
                                                                         ---------    --------    --------
Net income before extraordinary item                                          107         125         188
Extraordinary item - net loss on extinguishment of
     debt (less applicable income taxes of $2)                                 --          --           3
                                                                         ---------    --------    --------
Net income                                                               $    107     $   125     $   185
                                                                         =========    ========    ========


                             See notes to Schedule I

                               THE AES CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENTS OF UNCONSOLIDATED CASH FLOWS
                                  (IN MILLIONS)

                                                                                 For the Years Ended
                                                                                     December 31,
                                                                         ------------------------ ------------
                                                                          1995          1996          1997
                                                                         --------     ---------     ----------
Net cash provided by/(used in) operating activities                      $     3      $     23      $     (30)

INVESTING ACTIVITIES
     Issuance of notes receivable                                              2           (19)          (372)
     Acquisitions, net of cash acquired                                     (130)         (148)        (1,274)
     Dividends from subsidiaries                                              88           130            152
     Project development costs, net                                         (34)          (16)             (3)
     Investment  in subsidiaries                                            (32)         (322)            (38)
     Escrow deposits and other                                               (4)          (47)              1
                                                                         --------     ---------     ----------
Net cash provided by (used in) investing activities                        (110)         (422)         (1,534)

FINANCING ACTIVITIES
     Borrowings (repayments) under the revolver                               50           163           (186)
     Issuance of notes payable and coupon bearing securities                  --           243          1,535
     Principal payments on notes payable                                      --            --           (275)
     Proceeds from issuance of common stock                                    1             2            503
     Purchased treasury stock                                                (6)            --             --
     Payments for deferred financing costs                                   (2)           (6)            (13)
                                                                         --------     ---------     ----------
Net cash provided by financing activities                                     43           402          1,564
Increase/(decrease) in cash and cash equivalents                            (64)             3              0
Cash and cash equivalents, beginning                                          66             2              5
                                                                         --------     ---------     ----------
Cash and cash equivalents, ending                                        $     2      $      5      $       5
                                                                         ========     =========     ==========



                                           See notes to Schedule I

                               THE AES CORPORATION
                                   SCHEDULE I
                               NOTES TO SCHEDULE I

1.       APPLICATION OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Accounting for Subsidiaries -- The AES Corporation has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

         Income Taxes -- The unconsolidated income tax expense or benefit computed for the Company in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, reflects the tax assets and liabilities of the Company on a stand alone basis and the effect of filing a consolidated U.S. income tax return with certain other affiliated companies.

         Accounts and Notes Receivable from Subsidiaries -- Such amounts have been shown in current or long-term assets based on terms in agreements with subsidiaries, but payment is dependent upon meeting conditions precedent in the subsidiary loan agreements.

2.       NOTES PAYABLE


       Notes payable at December 31, 1996 and 1997 consisted of the following (in millions):

                                                                  First
                                     Interest      Final          Call
                                     Rate(1)       Maturity        Date         1996         1997
                                    ---------    ----------    -----------    ----------     --------
Corporate revolving bank loan(2)         7.50%       2000           --        $    213     $      27
Senior subordinated notes                9.75%       2000          1997             75            --
Senior subordinated notes               10.25%       2006          2001            250           250
Senior subordinated notes                8.38%       2007          2002             --           325
Senior subordinated notes                8.50%       2007          2002             --           375
Senior subordinated notes                8.88%       2027          2004             --           125
Unamortized discounts                                                               --           (6)
                                                                              ---------    ----------
Subtotal                                                                           538         1,096
Less current maturities                                                           (88)             --

                                                                              =========    ==========
TOTAL                                                                             $450     $   1,096
                                                                              =========    ==========

(1)      Weighted average interest rate at December 31, 1997.
(2)      Floating rate loan.

                               THE AES CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                          Balance at   Charged to     Balance at
                                          Beginning    Costs and        End of
                                          of Period     Expenses        Period
                                          ---------     --------        ------

Description

Allowance for contract receivables
     Year ended December 31, 1996               --           20             20
     Year ended December 31, 1997        $      20     $     17       $     37

Amortization of deferred costs
     Year ended December 31, 1995               26            5             31
     Year ended December 31, 1996               31            5             36
     Year ended December 31, 1997        $      36     $     16       $     52

                                  EXHIBIT INDEX

                                                                                                 Sequentially
Exhibit                                        Description of Exhibit                            Numbered Page
-------                                        ----------------------                            -------------

3.1      Amended  and  Restated   Certificate  of   Incorporation   of  The  AES
         Corporation is incorporated by herein reference to Exhibits 3.1 and 3.2 to the Registration  Statement on Form S-8 (Registration No. 333) filed
         April 30, 1997.
3.2      By-Laws of The AES Corporation,  as amended, are incorporated herein by reference  to Exhibit  3.2 of the  Registration  Statement  on Form S-4
         (Registration No. 333-22513).
4.1      Amended and Restated Declaration of Trust of AES Trust I, among The AES
         Corporation,  The First  National  Bank of  Chicago  and First  Chicago
         Delaware,  Inc.,  to  provide  for the  issuance  of the  $2.6875  Term
         Convertible Securities, Series A.
4.2      Junior  Subordinated  Indenture,  between The AES  Corporation  and The
         First  National  Bank of Chicago,  to provide  for the  issuance of the
         $2.6875 Term Convertible Securities, Series A.
4.3      First Supplemental Indenture to Junior Subordinated Indenture,  between
         The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the $2.6875 Term Convertible Securities,
         Series A.
4.4      Guarantee Agreement, between The AES Corporation and The First National
         Bank of  Chicago,  as initial  guarantee  trustee,  to provide  for the issuance of the $2.6875 Term Convertible Securities, Series A.
4.5      Second Supplemental  Indenture dated as of October 13, 1997 between the
         Company and the First National Bank of Chicago,  as trustee, to provide for the issuance  from time to time of the 10.25%  Senior  Subordinated
         Notes Due 2006, is incorporated herein by reference to Exhibit 4.2.1 of the Registration  Statement on Form S-3/A  (Registration No. 333-39857)
         filed November 19, 1997.
4.6      Indenture  dated as of October 29, 1997 between The AES Corporation and
         The First  National  Bank of Chicago,  as  trustee,  to provide for the issuance from time to time of the 8.50% Senior  Subordinated  Notes due
         2007 of the Company and the 8.875% Senior  Subordinated  Debentures due
         2027,  is  incorporated  herein  by  reference  to  Exhibit  4.1 to the
         Registration  Statement on Form S-4  (Registration No. 333-44845) filed
         January 23, 1998.
4.7      First Supplemental  Indenture dated as of November 21, 1997 between The
         AES Corporation and The First National Bank of Chicago,  as trustee, to provide  for  the  issuance  from  time to  time  of the  8.50%  Senior
         Subordinated  Notes  due  2007 of the  Company  and the  8.875%  Senior
         Subordinated  Debentures due 2027, is incorporated  herein by reference
         to  Exhibit   4.1.2  to  the   Registration   Statement   on  Form  S-4
         (Registration No. 333-44845) filed January 23, 1998.
4.8      Junior  Subordinated Debt Trust Securities  Indenture dated as of March
         1, 1997 between the Company and The First National Bank of Chicago,  to
         provide  for the  issuance  of the $2.75 Term  Convertible  Securities,
         Series B, is  incorporated  herein by  reference  to Exhibit 4.1 to the
         Registration  Statement on Form S-3  (Registration No. 333-46189) filed
         February 12, 1998.
4.9      Second Supplemental  Indenture dated as of October 29, 1997 between the
         Company  and The First  National  Bank of  Chicago,  to provide for the issuance  of the  $2.75  Term  Convertible  Securities,  Series  B,  is
         incorporated  herein by reference to Exhibit 4.1.1 to the  Registration
         Statement on Form S-3  (Registration  No. 333-46189) filed February 12,
         1998.

4.10 Amended and Restated Declaration of Trust of AES Trust II, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
4.11 Restated Certificate of Trust of AES Trust II, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
4.12 Form of Preferred Security, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
4.13 Form of Junior Subordinated Debt Trust Security, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
4.14 Preferred Securities Guarantee with respect to Preferred Securities, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
4.15 Other instruments defining the rights of holders of unregistered long-term indebtedness of the Registrant and its consolidated subsidiaries.
10.1 Amended Power Sales Agreement, dated as of December 10, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-40483).
10.2 First Amendment to the Amended Power Sales Agreement, dated as of December 19, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to Exhibit 10.45 to the Registration Statement on Form S-1 (Registration No. 33-46011).
10.3 Electricity Purchase Agreement, dated as of December 6, 1985, between The Connecticut Light and Power Company and AES Thames, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (Registration No. 33-40483).
10.4 Power Purchase Agreement, dated March 25, 1988, between AES Barbers Point, Inc. and Hawaiian Electric Company, Inc., as amended, is incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 33-40483).
10.5 The AES Corporation Profit Sharing and Stock Ownership Plan is incorporated herein by reference to Exhibit 4(c)(1) to the Registration Statement on Form S-8 (Registration No. 33-49262).
10.6 The AES Corporation Incentive Stock Option Plan of 1991, as amended, is incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1995.
10.7 Applied Energy Services, Inc. Incentive Stock Option Plan of 1982 is incorporated herein by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (Registration No. 33-40483).
10.8 Deferred Compensation Plan for Executive Officers, as amended, is incorporated herein by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483).
10.9 Deferred Compensation Plan for Directors, as amended, is incorporated herein by reference to Exhibit 10.33 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483).
10.10 The AES Corporation Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.

10.11 The AES Corporation Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.64 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.
11       Statement  of  computation  of  earnings  per share.
12       Statement of computation of ratio of earnings to fixed charges.
21       Significant subsidiaries of The AES Corporation.
23       Consent of Independent Auditors, Deloitte & Touche LLP.
24       Powers of Attorney.
27       Financial Data Schedule (Article 5).