Form 10-Q
period 1998-03-31
AES CORPORATION
filed 1998-05-15
CIK 874761

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q

                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          ---
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19281


                               THE AES CORPORATION

     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  54-1163725
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

 1001 NORTH 19TH STREET, ARLINGTON, VIRGINIA                  22209
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (703) 522-1315
              (Registrant's Telephone Number, Including Area Code)

                             ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X       No
                                                  ---        ---
                             ---------------------

         The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at April 30, 1998, was 175,492,530.


================================================================================

                               THE AES CORPORATION
                                      INDEX

                                                                                         Page
PART I.  FINANCIAL INFORMATION
Item 1.  Interim Financial Statements:
         Consolidated Statements of Operations                                             1
         Consolidated Balance Sheets                                                       2
         Consolidated Statements of Cash Flow                                              4
         Notes to Consolidated Financial Statements                                        5
Item 2.  Discussion and Analysis of Financial Condition and Results of Operations          7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                12
Item 2.  Changes in Securities and Use of Proceeds                                        12
Item 3.  Defaults Upon Senior Securities                                                  12
Item 4.  Submission of Matters to a Vote of Security Holders                              12
Item 5.  Other Information                                                                12
Item 6.  Exhibits and Reports on Form 8-K                                                 12
Signatures                                                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE AES CORPORATION
-------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 1997 AND 1998


------------------------------------------------------------------------------------------------------------
(UNAUDITED)                                                                THREE                    THREE
                                                                          MONTHS                   MONTHS
                                                                           ENDED                    ENDED
                                                                          3/31/97                  3/31/98
------------------------------------------------------------------------------------------------------------
($ in millions, except per share amounts)
REVENUES:
Sales and services                                                       $     261                $     575

OPERATING COSTS AND EXPENSES:
Cost of sales and services                                                     167                      397
Selling, general and administrative expenses                                     9                       15
Provision to reduce contract receivables                                         7                       15
                                                                     --------------           --------------
TOTAL OPERATING COSTS AND EXPENSES                                             183                      427
                                                                     --------------           --------------
OPERATING INCOME                                                                78                      148

OTHER INCOME AND (EXPENSE):
Interest expense                                                               (44)                    (101)
Interest income                                                                  8                       14
Foreign currency exchange loss                                                  --                       (2)
Equity in earnings (before income tax)                                          19                       57
                                                                     --------------           --------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                61                      116

Income taxes                                                                    19                       33
Minority interest                                                                2                       18
                                                                     --------------           --------------

NET INCOME                                                               $       40               $       65
                                                                     ==============           ==============


BASIC EARNINGS PER SHARE:                                                $    0.26                $    0.37
                                                                     ==============           ==============


DILUTED EARNINGS PER SHARE:                                              $    0.25                $    0.37
                                                                     ==============           ==============



                 See Notes to Consolidated Financial Statements

THE AES CORPORATION
-------------------

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND MARCH 31, 1998

--------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
                                                                                     12/31/97            3/31/98

--------------------------------------------------------------------------------------------------------------------
($ in millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                             $      302         $      317
Short-term investments                                                                       127                 99
Accounts receivable, less provision to reduce
    contract receivables (1997-$37 and 1998-$52)                                             323                365
Inventory                                                                                     95                 95
Asset held for sale                                                                          139                  -
Receivable from affiliates                                                                    23                 16
Deferred income taxes                                                                         47                 37
Prepaid expenses and other current assets                                                    134                131
                                                                                      -----------        -----------
TOTAL CURRENT ASSETS                                                                       1,190              1,060

PROPERTY, PLANT AND EQUIPMENT:
Land                                                                                          29                 37
Electric generation and distribution assets                                                3,809              4,120
Accumulated depreciation and amortization                                                   (373)              (410)
Construction in progress                                                                     684                549
                                                                                      -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         4,149              4,296

OTHER ASSETS:
Deferred financing costs, net                                                                122                120
Project development costs                                                                     87                 92
Investments in and advances to affiliates                                                  1,863              1,942
Debt service reserves and other deposits                                                     236                180
Electricity sales concessions and contracts                                                1,179              1,189
Goodwill                                                                                      23                 22
Other assets                                                                                  60                 94
                                                                                      -----------        -----------
TOTAL OTHER ASSETS                                                                         3,570              3,639
                                                                                      -----------        -----------
TOTAL                                                                                 $    8,909         $    8,995
                                                                                      ===========        ===========


                 See Notes to Consolidated Financial Statements

THE AES CORPORATION
-------------------

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND MARCH 31, 1998

--------------------------------------------------------------------------------------------------------------
(UNAUDITED)
                                                                        12/31/97             3/31/98

--------------------------------------------------------------------------------------------------------------
($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $    205             $     187
Accrued interest                                                            68                    72
Accrued and other liabilities                                              335                   292
Other notes payable - current portion                                        -                    23
Project financing debt - current portion                                   596                   177
                                                                      --------             ---------
TOTAL CURRENT LIABILITIES                                                1,204                   751

LONG-TERM LIABILITIES:
Project financing debt                                                   3,489                 3,607
Revolving bank loan                                                         27                   225
Other notes payable                                                      1,069                 1,077
Deferred income taxes                                                      273                   351
Other long-term liabilities                                                291                   268
                                                                      --------             ---------
TOTAL LONG-TERM LIABILITIES                                              5,149                 5,528

MINORITY INTEREST                                                          525                   653

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
 SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES                              550                   550


STOCKHOLDERS' EQUITY:
Common stock                                                                 2                     2
Additional paid-in capital                                               1,030                 1,037
Retained earnings                                                          581                   646
Cumulative foreign currency translation adjustment                        (131)                 (171)
Less treasury stock at cost                                                 (1)                   (1)
                                                                      --------             ---------
TOTAL STOCKHOLDERS' EQUITY                                               1,481                 1,513
                                                                      --------             ---------
TOTAL                                                                 $  8,909             $   8,995
                                                                      ========             =========



                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1998

--------------------------------------------------------------------------------------------------------------
(UNAUDITED)                                                                             Three       Three
                                                                                        Months      Months
                                                                                        Ended       Ended
                                                                                        3/31/97     3/31/98

--------------------------------------------------------------------------------------------------------------
($ in millions)
OPERATING ACTIVITIES:
Net Income                                                                             $   40      $    65
Adjustments to net income:
    Depreciation and amortization                                                          15           45
    Provision for deferred taxes                                                            5           20
    Undistributed earnings of affiliates                                                  (16)         (48)
    Other                                                                                 (12)          15
Change in working capital                                                                 (22)         (89)
                                                                                       ------      -------
Net cash provided by operating activities                                                  10            8
INVESTING ACTIVITIES:
  Property additions                                                                      (97)        (156)
  Acquisitions, net of cash acquired                                                       --          (76)
  Proceeds from the sales of equity investments                                            --          254
  Sale/(purchase) of short-term investments                                                (6)          28
  Affiliate advances and equity investments                                               (90)          (1)
  Project development costs                                                                (6)          (5)
  Debt service reserves and other assets                                                  (39)          56
                                                                                       -------     -------
Net cash provided by (used in) investing activities                                      (238)         100
FINANCING ACTIVITIES:
  Borrowings/(repayments) under the revolver                                             (213)         221
  Issuance of project financing debt  and other
      coupon bearing securities                                                           540          140
  Repayments of project financing debt  and other
      coupon bearing securities                                                           (12)        (441)
  Payments for deferred financing costs                                                    --           (5)
  Other liabilities                                                                        --          (15)
  Contributions by minority interests                                                       2           --
  Sale of common stock                                                                    149            7
                                                                                       -------     -------
Net cash provided by (used in) financing activities                                       466          (93)


Increase in cash and cash equivalents                                                     238           15
Cash and cash equivalents, beginning                                                      185          302
                                                                                       =======     ========
Cash and cash equivalents, ending                                                      $  423       $  317
                                                                                       =======     ========

Supplemental interest and income taxes disclosures:
Cash payments for interest                                                             $   38       $   97
Cash payments for income taxes                                                             11           13


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

         In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 1997 and 1998, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the financial statements which are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  Net Income Per Share

         Basic and diluted net income per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities.

         The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with SFAS (Statement of Financial Accounting Standards) No. 128, Earnings Per Share. Comparative earnings per share data have been restated for prior periods. The number of shares used in computing basic earnings per share were 155.5 million and 175.1 million for the quarters ended March 31, 1997 and 1998, respectively. The number of shares used in computing diluted earnings per share were 159.6 and
186.3 for the quarters ended March 31, 1997 and 1998, respectively.

3.  Inventory

         Inventory, valued at the lower of cost (principally first in, first out method) or market, consists of coal, raw materials, spare parts, and supplies. Inventory at December 31, 1997 and March 31, 1998 consisted of the following (in millions):

                                                  1997              1998
                                                  ----              ----

Coal, oil and other raw materials                 $ 58              $ 57
Spare parts, materials and supplies                 37                38
                                                  ----              ----

Total                                             $ 95              $ 95
                                                  ====              ====

4.  Investments in and Advances to Affiliates

         The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented include condensed income statement information of NIGEN Ltd. (a 47% owned UK affiliate), Medway Power Ltd. (a 25% owned UK affiliate) and Light (a 13.75% owned Brazilian affiliate) for the three months ended March 31, 1997 and condensed income statement information of NIGEN Ltd., Medway Power Ltd., Light, CEMIG (a 9.45% owned Brazilian affiliate), and Kingston (a 50% owned Canadian affiliate) for the three months ended March 31, 1998.

                                       3/31/97                 3/31/98
                                       -------                 -------
Revenues                                  $313                  $1,200
Operating Income                            93                     358
Net Income                                  41                     274


5.  Litigation

         The Company is involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

6.  Acquisitions

         In February 1998, the Company acquired approximately 80% of Compania de Luz Electrica de Santa Ana ("CLESA") , an electricity distribution company in El Salvador, for approximately $96 million. The acquisition was accounted for as a purchase. The purchase price allocation has been prepared on a preliminary basis subject to adjustments resulting from additional facts that may come to light when the engineering, environmental, and legal analysis are completed during the allocation period.

         Subsequent to the first quarter of 1997, the Company completed its acquisitions of EDEN and EDES (May 1997), Los Mina and Indian Queens (June
1997), and Sul and Altai (October 1997) and its equity investments in Kingston and CEMIG (June 1997), all of which were accounted for as purchases.

         The accompanying statements of operations include the operating results and equity earnings for all of the acquired companies from the dates of the acquisitions and investments. The following table presents supplemental unaudited pro forma operating information as if each of the acquisitions and investments had occurred at the beginning of the periods presented (in millions, except per share amounts):

                                              Quarter          Quarter
                                               Ended            Ended
                                              3/31/97          3/31/98
                                              -------          --------

Revenues                                        $458              $581
Net Income                                        24                65
Basic Earnings Per Share                        0.14              0.37
Diluted Earnings Per Share                      0.14              0.37

7.    Comprehensive Income

         The Company has adopted SFAS No. 130, Reporting Comprehensive Income. The components of other comprehensive income include $19 million and $40 million of foreign currency translation adjustment losses for the quarters ended March 31, 1997 and 1998, respectively. Comprehensive income is $21 million and $25 million for the quarters ended March 31, 1997 and 1998, respectively.

8.  Subsequent Events

         In May 1998, Energia Global International, Ltd. purchased 20% of AES's interest in CLESA from AES for approximately $8 million under an option agreement negotiated during the Company's February 1998 acquisition of approximately 80% of CLESA.

ITEM 2.   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND  RESULTS  OF
          OPERATIONS.

INTRODUCTION

         The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are helping to meet the world's needs by providing electricity to customers in many countries in a socially responsible way.

         Until recently, the Company's sales of electricity were made almost exclusively to customers (generally electric utilities or regional electric companies) on a wholesale basis for further resale to end users. This is often referred to as the electricity "generating" business. Sales by these generating companies are usually made under long-term contracts from power plants owned by the Company. The Company's ownership portfolio of power facilities includes new plants constructed for such purposes ("greenfield" plants) as well as existing power plants acquired through competitively bid privatization initiatives and negotiated acquisitions.

         AES now operates and owns (entirely or in part) a diverse portfolio of electric power plants (including those within the integrated distribution companies discussed below) with a total capacity of 17,681 megawatts ("MW"). Of the total, 1,069 MW (six plants) are located in the United States, 1,588 MW (four plants) are in the United Kingdom, 885 MW (six plants) are in Argentina, 603 MW (seven plants) are in China, 1,281 MW (three pants) are in Hungary, 5,856 MW (thirty-nine plants) are in Brazil, 5,384 MW (seven plants) are in Kazakhstan (including 4,000 MW attributable to Ekibastuz which currently has a capacity factor of approximately 20%), 210 MW (one plant) are in the Dominican Republic, 110 MW (one plant) are in Canada, and 695 MW (two plants) are in Pakistan.

         AES also is currently in the process of adding approximately 5,931 MW to its operating portfolio by constructing several new plants. These include a 180 MW coal-fired plant in the United States, four coal-fired plants in China totaling 2,314 MW, one natural gas-fired and two hydro plants in Brazil totaling 1,200 MW, a 230 MW natural gas-fired plant in the United Kingdom, a 405 MW natural gas-fired plant in the Netherlands, a 288 MW kerosene-fired plant in Australia, an 830 MW natural gas-fired plant in Argentina and a 484 MW natural gas-fired plant in Mexico.

         As a result, AES's total of 87 power plants in operation or under construction approximates 23,612 MW, and net equity ownership (total MW adjusted for the Company's ownership percentage) represents approximately 12,333 MW.

         Beginning in 1996, AES has also acquired interests (both majority and minority) in companies that sell electricity directly to commercial, industrial, governmental and residential customers. This is often referred to as the electricity "distribution" business. Electricity sales by AES's distribution businesses are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authority as part of the original privatization of each distribution company. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell. Each distribution company also purchases, in varying proportions, electricity from third party wholesale suppliers, including in certain cases, other subsidiaries of the Company.

         AES has majority ownership in two distribution companies in Argentina, one in Brazil and one in El Salvador, and less than majority ownership in three additional distribution companies in Brazil (including Metropolitana which was acquired by Light in April 1998). These seven companies serve a total of approximately 12.5 million customers with sales exceeding 98,000 gigawatt hours. On a net equity basis, AES's ownership represents approximately 2.4 million customers and sales exceeding 19,000 gigawatt hours.

         AES does not limit its investments solely to the most developed countries or economies, or only to those countries with investment grade sovereign credit ratings. In certain locations, particularly developing countries or countries that are in a transition from centrally planned to market oriented economies, the electricity purchasers, both wholesale and retail, may experience difficulty in meeting contractual payment obligations, and in such situations, that customer may be subject to contractually imposed interest or penalty charges. The prolonged failure of any of the Company's significant customers to fulfill its contractual payment obligations could have a substantial negative impact on AES's results of operations.

         Beginning in August 1996 and continuing through March 31, 1998, AES has recorded a provision of $35 million associated with aggregate outstanding receivables (excluding VAT) of $62 million at March 31, 1998 related to the operations of the Ekibastuz power plant in Kazakhstan. Approximately $35 million of the aggregate balance (excluding VAT), before considering the provision, is due from a government-owned distribution company. There can be no assurance of the ultimate collectibility of these amounts owned to Ekibastuz, or as a result, the recoverability of the related net assets (totaling $66 million at March 31, 1998) or additional amounts the Company may invest.

         As of May 15, 1998, the Pakistani Ministry of Water and Power ("WAPDA"), the Company's customer at its Lal Pir and Pak Gen plants, is late on making certain contractually obligated payments and is incurring additional interest charges as a result. Such late payments will become an event of default under the applicable power purchase agreement if not cured by WAPDA within the appropriate period of time. The Company believes that it is entitled to full payment under each contract.

         Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. There exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones. As of March 31, 1998, capitalized costs for projects under development were approximately $92 million. The Company believes that these costs are recoverable, however, no assurance can be given that changes in circumstances related to individual development projects will not occur or that any of these projects will be completed and reach commercial operation.

         The Company wishes to caution readers that there are important factors and areas affecting the Company which involve risk and uncertainty. These factors are set forth in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1997 under the heading "Cautionary Statement and Risk Factors", and should be considered when reviewing the Company's business. Such factors are relied upon by AES in issuing any forward-looking statements and could affect AES's actual results and cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, AES. Some or all of these factors may apply to the Company's businesses as currently maintained or to be maintained.

ACQUISITIONS AND OTHER EVENTS

         In February 1998, the Company acquired approximately 80% of the outstanding shares of Compania de Luz Electrica de Santa Ana ("CLESA"), an electricity distribution company in El Salvador, for a purchase price of approximately $96 million. The shares were purchased from Comision Ejecutiva Hidroelectrica del Rio Lempa ("CEL"), a government-owned utility company, in an auction held in January 1998. In May 1998, Energia Global International, Ltd. purchased 20% of AES's interest in CLESA from AES for approximately $8 million, under an option agreement negotiated during the acquisition. CLESA serves 188,000 customers and borders Guatemala and Honduras to the north. CLESA purchases its electricity in the local spot market and from CEL under an annual contract.

         Also in February, the Company sold its 20% interest in Hazelwood Power Partners to National Power PLC for approximately $139 million. Hazelwood Power Partners operates a 1,600 MW coal-fired power plant in Victoria, Australia ("Hazelwood"). AES had acquired its interest in Hazelwood as part of its acquisition of the international businesses of Destec Energy, Inc. in June 1997.

         In January 1998, the Company announced that it was selected by the Government of Bangladesh's Ministry of Energy and Mineral Resources as the winning bidder to build, own and operate a 360 MW (net) gas-fired combined cycle power plant at a site near
Dhaka, Bangladesh ("Haripur"). Haripur is expected to commence commercial operations in the year 2000, and electricity will be sold to the Bangladesh Power Development Board under the terms of a 22-year power purchase agreement which is expected to be signed following the formal award.

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

         In November 1997, AES won a bid to acquire three natural gas-fired, electric generating stations from Southern California Edison ("Edison") for approximately $781 million. The three plants, all located on the southern California coast, are Alamitos (2,083 MW), Redondo Beach (1,310 MW) and
Huntington Beach (563 MW). Each of the plants has been designated a "must-run facility" and initially will operate in part under agreements with California's Independent System Operator that was established through electricity restructuring. Pursuant to California's electricity restructuring law, Edison will remain under contract to operate and maintain the facilities for two years. Completion of the acquisition is subject to a number of conditions, but is expected to occur during the second quarter of 1998.


FIRST QUARTER 1998 AND 1997 RESULTS OF OPERATIONS

         Revenues increased 120%, or approximately $314 million, to $575 million from the first quarter of 1997 to the first quarter of 1998. The increase in revenues was due primarily to the acquisition of EDEN and EDES in May 1997, Altai and Sul in October 1997, and the commencement of commercial operations at Lal Pir in November 1997 and Pak Gen in February 1998. Cost of sales and services increased 138%, or approximately $230 million, to $397 million from the first quarter of 1997 to the first quarter of 1998. The increase in cost of sales and services was primarily due to the acquisitions of EDEN, EDES, Sul and Altai, and the start of commercial operations at Lal Pir and Pak Gen. Gross margin, which represents total revenues reduced by cost of sales and services
(before consideration of the provision to reduce contract receivables), increased 89%, or approximately $84 million, to $178 million during the same period. The increase in gross margin was primarily due to the acquisitions and commencement of commercial operations as discussed above. Gross margin as a percentage of revenues (net of the provision to reduce contract receivables) decreased from 33% in the first quarter of 1997 to 28% in the first quarter of 1998. The decrease was primarily due to lower relative gross margin percentages of recently acquired businesses including EDEN, EDES, Sul and Altai.

         Selling, general and administrative expenses increased 67%, or approximately $6 million to $15 million from the first quarter of 1997 to the first quarter of 1998, and as a percentage of total revenue, were 3% for both quarters. The increase was primarily due to increased business development activities. The Company's selling, general and administrative costs do not necessarily vary with changes in revenues.

         Operating income increased 90%, or approximately $70 million, to $148 million from the first quarter of 1997 to the first quarter of 1998. The increase was the result of the factors discussed above.

         Interest expense increased 130%, or approximately $57 million, to $101 million from the first quarter of 1997 to the first quarter of 1998. The increase resulted from the additional interest expense associated with the senior subordinated notes, the TECONS and project financing debt issued in 1997 relating to the acquisitions during the year, offset slightly by declining balances of project financing debt of existing projects and the retirement of the $75 million, 9.75% Senior Subordinated Notes in July 1997.

         Interest income increased 75%, or approximately $6 million, to $14 million from the first quarter of 1997 to the first quarter of 1998. The increase was due primarily to interest income associated with late payments on customer accounts at certain distribution subsidiaries, interest income on higher cash balances at other subsidiaries, and interest on debt service reserve accounts.

         Equity in earnings of affiliates (before income taxes) increased 200%, or approximately $38 million, to $57 million from the first quarter of 1997 to the same period of 1998. The increase was due primarily to earnings from the Company's investment in CEMIG in June 1997.

         Income taxes increased 74%, or approximately $14 million, to $33 million from the first quarter of 1997 to the first quarter of 1998. The increase for the quarter was due primarily to higher income before taxes and an increase in the tax rate from 32% to 34% from the first quarter of 1997 to the first quarter of 1998.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

         At March 31, 1998, cash and cash equivalents totaled approximately $317 million, as compared to $302 million at December 31, 1997. The $15 million increase in cash resulted from a use of $93 million for financing activities which were funded by $100 million from investing activities and $8 million provided by operating activities. Significant investing activities included project construction at Barry, Mt. Stuart, Pak Gen and Warrior Run, the acquisition of CLESA, and proceeds from the sales of the Company's 20% interest in Hazelwood and a portion of the Company's CEMIG investment. The net use of cash from financing activities was primarily the result of repayments of $441 million of project financing debt offset by borrowings of $221 million under the Revolver, and borrowing $140 million of project financing debt. Unrestricted net cash flow of the parent company totaled approximately $260 million for the four quarters ended March 31, 1998.

         The increase in electric generation and distribution assets of $311 million to $4,120 million from December 31, 1997 to March 31, 1998 was due primarily to the acquisition of CLESA and Pak Gen's commencement of operations. The decrease in construction in progress of $135 million to $549 million was due to construction completion at Pak Gen offset by the progress payments at the other facilities in construction. The decrease in the current portion of project financing debt of $419 million, to $177 million from December 31, 1997 to March 31, 1998 was primarily due to the repayment of the bridge loans associated with the acquisitions of CEMIG, EDEN and EDES with the proceeds from the sale of the Hazelwood interest and a portion of the Company's equity investment in CEMIG and borrowings under the Revolver.

         Through its equity investments in foreign affiliates and subsidiaries, AES operates in jurisdictions with currencies other than the Company's functional currency, the U.S. dollar. Such investments and advances were made to fund equity requirements and to provide collateral for contingent obligations. Due primarily to the long-term nature of the investments and advances, the Company accounts for any adjustments resulting from translation of the financial statements of its foreign investments as a charge or credit directly to a separate component of stockholders' equity until such time as the Company realizes such charge or credit. At that time, any differences would be recognized in the statement of operations as gains or losses.

         In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $171 million in cumulative foreign currency translation adjustment losses at March 31, 1998.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The company believes that there have been no material changes in exposure to market risks during the first quarter of 1998 set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 1997.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         In April 1998, a subsidiary of the Company signed a 40-year concession agreement for its 230 MW Caracoles project and took over the operation of Quebrada de Ullum, an existing 45 MW hydroelectric plant. The Caracoles project is located in San Juan Province, Argentina on the San Juan River where AES already owns and operates the Ullum 45 MW hydroelectric facility. The project is a mixed hydroelectric/irrigation system that, when completed, will consist of the existing Quebrada de Ullum plant and two newly constructed dams and their associated facilities. The Province of San Juan, with credit support from the Republic of Argentina, is providing the funds for the irrigation portion of the project.

         Also in April 1998, Light (a 14% owned affiliate of the Company) purchased a majority and controlling interest in the Sao Paulo, Brazil electricity distribution company Metropolitana. Metropolitana serves approximately 4.3 million customers with sales exceeding 34,000 gigawatt hours. As a member of the Light Consortium, AES has the ability to exercise significant influence in Metropolitana.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          3.1 Amended and Restated Certificate of Incorporation of The AES Corporation is incorporated herein by reference to Exhibits 3.1 and 3.2 to the Registration Statement on Form S-8 (Registration No. 333-26225).
          3.2 By-Laws of The AES Corporation, as amended, are incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-4 (Registration No. 333-22513).
          4.1 Amended and Restated Declaration of Trust of AES Trust I, among The AES Corporation, The First National Bank of Chicago and First Chicago Delaware, Inc., to
               provide for the issuance of the $2.6875 Term Convertible Securities, Series A is incorporated herein by reference to
               Exhibit 4.1 to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1997 filed March 30, 1998.
          4.2 Junior Subordinated Indenture, between The AES Corporation and The First National Bank of Chicago, to provide for the issuance of the $2.6875 Term Convertible Securities, Series A is incorporated herein by reference to Exhibit 4.1 to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1997 filed March 30, 1998.
          4.3 First Supplemental Indenture to Junior Subordinated Indenture, between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the $2.6875 Term Convertible Securities, Series A is incorporated herein by reference to Exhibit 4.1 to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1997 filed March 30, 1998.
          4.4 Guarantee Agreement, between The AES Corporation and The First National Bank of Chicago, as initial guarantee trustee, to provide for the issuance of the $2.6875 Term Convertible Securities, Series A is incorporated herein by reference to
               Exhibit 4.1 to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1997 filed March 30, 1998.
          4.5 Second Supplemental Indenture dated as of October 13, 1997 between the Company and the First National Bank of Chicago, as trustee, to provide for the issuance from time to time of the 10.25% Senior Subordinated Notes Due 2006, is incorporated herein by reference to Exhibit 4.2.1 of the Registration Statement on Form S-3/A (Registration No. 333-39857) filed November 19, 1997.
          4.6 Indenture dated as of October 29, 1997 between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance from time to time of the 8.50% Senior Subordinated Notes due 2007 of the Company and the 8.875% Senior Subordinated Debentures due 2027, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 333-44845) filed January 23, 1998.
          4.7 First Supplemental Indenture dated as of November 21, 1997 between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance from time to time of the 8.50% Senior Subordinated Notes due 2007 of the Company and the 8.875% Senior Subordinated Debentures due 2027, is incorporated herein by reference to Exhibit 4.1.2 to the Registration Statement on Form S-4 (Registration No. 333-44845) filed January 23, 1998.
          4.8 Junior Subordinated Debt Trust Securities Indenture dated as of March 1, 1997 between the Company and The First National Bank of Chicago, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
          4.9 Second Supplemental Indenture dated as of October 29, 1997 between the Company and The First National Bank of Chicago, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to
               Exhibit 4.1.1 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
          4.10 Amended  and  Restated  Declaration  of Trust of AES Trust II, to
               provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to
               Exhibit 4.3 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.

          4.11 Restated Certificate of Trust of AES Trust II, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
          4.12 Form of Preferred Security, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
          4.13 Form of Junior Subordinated Debt Trust Security, to provide for the issuance of the $2.75 Term Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
          4.14 Preferred Securities Guarantee with respect to Preferred Securities, to provide for the issuance of the $2.75 Term
                Convertible Securities, Series B, is incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (Registration No. 333-46189) filed February 12, 1998.
          4.15 Other instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries.
          10.1 Amended Power Sales Agreement, dated as of December 10, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.2 First Amendment to the Amended Power Sales Agreement, dated as of December 19, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to
                Exhibit 10.45 to the Registration Statement on Form S-1 (Registration No. 33-46011).
          10.3 Electricity Purchase Agreement, dated as of December 6, 1985, between The Connecticut Light and Power Company and AES Thames, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.4  Power  Purchase  Agreement,  dated March 25,  1988,  between AES
                Barbers Point, Inc. and Hawaiian Electric Company, Inc., as amended, is incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.5 The AES Corporation Profit Sharing and Stock Ownership Plan is incorporated herein by reference to Exhibit 4(c)(1) to the Registration Statement on Form S-8 (Registration No. 33-49262).
          10.6 The AES Corporation Incentive Stock Option Plan of 1991, as amended, is incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1995.
          10.7 Applied Energy Services, Inc. Incentive Stock Option Plan of 1982 is incorporated herein by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.8 Deferred Compensation Plan for Executive Officers, as amended, is incorporated herein by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.9  Deferred Compensation Plan for Directors.
          10.10 The AES Corporation Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.

          10.11 The AES Corporation Supplemental Retirement Plan is incorporated herein by  reference  to Exhibit  10.64 to the Annual  Report on
                Form 10-K of the  Registrant  for the year  ended  December  31,
                1994.
          11    Statement of Computation of Earnings Per Share.
          27    Financial  Data  Schedule.

     (b)  Reports on Form 8-K.


     - Registrant filed a Current Report on Form 8-K dated January 9, 1998 in connection with the Registrant's acquisition by a subsidiary of the Registrant of 90% of the common shares of Companhia Centro-oeste de Distribuicao de Energia Electrica (also known as "CCODEE" or "CEEE-D2" and now known as "AES Sul") including audited financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE AES CORPORATION
                                             (Registrant)

Date:  May 15, 1998                          By: /s/ Barry J. Sharp
                                                 ------------------------
                                             Name: Barry J. Sharp
                                             Title: Senior Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX
                                                                   Sequentially
Exhibit                       Description of Exhibit               Numbered Page
-------                       ----------------------               ------------

10.9     Deferred Compensation Plan for Directors.
11       Statement of Computation of Earnings Per Share.
27       Financial Data Schedule.