Form 10-Q
period 1998-06-30
AES CORPORATION
filed 1998-08-14
CIK 874761

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19281

                               THE AES CORPORATION
             ------------------------------------------------------
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

      The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at July 31, 1998, was 175,886,504.
================================================================================

                               THE AES CORPORATION

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Statements of Operations                                 1
         Consolidated Balance Sheets                                           2
         Consolidated Statements of Cash Flow                                  4
         Notes to Consolidated Financial Statements                            5
Item 2.  Discussion and Analysis of Financial Condition and Results of
         Operations                                                            8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15
Item 2.  Changes in Securities and Use of Proceeds                            15
Item 3.  Defaults Upon Senior Securities                                      15
Item 4.  Submission of Matters to a Vote of Security Holders                  15
Item 5.  Other Information                                                    15
Item 6.  Exhibits and Reports on Form 8-K                                     15
Signatures                                                                    18

                          PART I-FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 1997 AND 1998

-----------------------------------------------------------------------------------------------------------------------
(UNAUDITED)                                                       THREE         THREE            SIX           SIX
                                                                 MONTHS        MONTHS          MONTHS        MONTHS
                                                                  ENDED         ENDED           ENDED         ENDED
                                                                 6/30/97       6/30/98         6/30/97       6/30/98
-----------------------------------------------------------------------------------------------------------------------
(in millions, except per share amount)
REVENUES:
Sales and services                                                   $ 261         $ 565           $ 522       $ 1,140

OPERATING COSTS AND EXPENSES:
Cost of sales and services                                             163           385             330           782
Selling, general and administrative expenses                             6            12              15            27
Provision to reduce contract receivables                                 3             -              10            15
                                                               ------------  ------------    ------------  ------------

TOTAL OPERATING COSTS AND EXPENSES                                     172           397             355           824
                                                               ------------  ------------    ------------  ------------

OPERATING INCOME                                                        89           168             167           316

OTHER INCOME AND (EXPENSE):

Interest expense                                                       (48)          (99)            (92)         (202)
Interest income                                                         10            17              18            31
Equity in earnings (before income tax)                                  17            43              37           100
                                                               ------------  ------------    ------------  ------------

INCOME BEFORE INCOME TAXES                                              68           129             130           245
AND MINORITY INTEREST
Income taxes                                                            22            36              42            69
Minority interest                                                        4            22               6            40
                                                               ------------  ------------    ------------  ------------

NET INCOME                                                            $ 42          $ 71            $ 82         $ 136
                                                               ============  ============    ============  ============

BASIC EARNINGS PER SHARE:                                           $ 0.26        $ 0.41          $ 0.51        $ 0.77
                                                               ============  ============    ============  ============

DILUTED EARNINGS PER SHARE:                                         $ 0.25        $ 0.39          $ 0.50        $ 0.75
                                                               ============  ============    ============  ============


            See Notes to Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,1997 AND JUNE 30,1998

-----------------------------------------------------------------------------------------------------------------
(UNAUDITED)
                                                                                       12/31/97       6/30/98
-----------------------------------------------------------------------------------------------------------------
($ in millions)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                   $ 302          $ 367
Short-term investments                                                                        127             80
Accounts receivable,  less provision to reduce contract
receivables (1997-$37 and 1998-$52)                                                           323            380
Inventory                                                                                      95            121
Asset held for sale                                                                           139              -
Receivable from affiliates                                                                     23             21
Deferred income taxes                                                                          47             40
Prepaid expenses and other current assets                                                     134            165
                                                                                     -------------  -------------

Total current assets                                                                        1,190          1,174

PROPERTY, PLANT AND EQUIPMENT:
Land                                                                                           29             31
Electric generation and distribution assets                                                 3,809          5,334
Accumulated depreciation and amortization                                                    (373)          (445)
Construction in progress                                                                      684            642
                                                                                     -------------  -------------

Property, plant and equipment, net                                                          4,149          5,562

OTHER ASSETS:
Deferred financing costs, net                                                                 122            148
Project development costs                                                                      87             96
Investments in and advances to affiliates                                                   1,863          2,052
Debt service reserves and other deposits                                                      236            185
Electricity sales concessions and contracts                                                 1,179          1,133
Goodwill                                                                                       23             26
Other assets                                                                                   60             88
                                                                                     -------------  -------------

Total other assets                                                                          3,570          3,728
                                                                                     -------------  -------------

TOTAL                                                                                     $ 8,909       $ 10,464
                                                                                     =============  =============



            See Notes to Consolidated Financial Statements

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND JUNE 30,1998

------------------------------------------------------------------------------------------------------------------
(Unaudited)
                                                                                        12/31/97       6/30/98
------------------------------------------------------------------------------------------------------------------
($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                             $ 205          $ 207
Accrued interest                                                                                68            114
Accrued and other liabilities                                                                  335            342
Other notes payable - current portion                                                            -            174
Project financing debt - current portion                                                       596            599
                                                                                      -------------  -------------

Total current liabilities                                                                    1,204          1,436

LONG-TERM LIABILITIES:
Project Financing Debt                                                                       3,489          4,560
Revolving  bank loan                                                                            27            225
Other notes payable                                                                          1,069          1,069
Deferred income taxes                                                                          273            302
Other long-term liabilities                                                                    291            144
                                                                                      -------------  -------------

Total long-term liabilities                                                                  5,149          6,300

MINORITY INTEREST                                                                              525            646

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
    SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES                                               550            550


STOCKHOLDERS' EQUITY:
Common stock                                                                                     2              2
Additional paid-in capital                                                                   1,030          1,040
Retained earnings                                                                              581            717
Cumulative foreign currency translation adjustment                                            (131)          (226)
Less treasury stock at cost                                                                     (1)            (1)
                                                                                      -------------  -------------

Total stockholders' equity                                                                   1,481          1,532
                                                                                      -------------  -------------

TOTAL                                                                                      $ 8,909       $ 10,464
                                                                                      =============  =============



            See Notes to Consolidated Financial Statements

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 1997 AND 1998

----------------------------------------------------------------------------------------------------------------
(Unaudited)                                                                              SIX            SIX
                                                                                       MONTHS         MONTHS
                                                                                        ENDED          ENDED
                                                                                       6/30/97        6/30/98
----------------------------------------------------------------------------------------------------------------
($ in millions)

OPERATING ACTIVITIES:
Net Income                                                                                  $ 82         $  136
Adjustments to net income:
     Depreciation and amortization                                                            34             75
     Provision for deferred taxes                                                             12             35
     Undistributed earnings of affiliates                                                    (12)           (52)
     Other                                                                                    (1)            47
Change in working capital                                                                    (20)           (43)
                                                                                     ------------   ------------
Net cash provided by operating activities                                                     95            198

INVESTING ACTIVITIES:
  Property additions                                                                        (206)          (142)
  Acquisitions, net of cash acquired                                                      (1,066)        (1,356)
  Proceeds from the sales of assets                                                            -            254
  Sale of short-term investments                                                               1             47
  Affiliate advances and equity investments                                                 (643)          (181)
  Project development costs                                                                  (13)            (9)
  Debt service reserves and other assets                                                     (17)            56
                                                                                     ------------   ------------
Net cash used in investing activities                                                     (1,944)        (1,331)

FINANCING ACTIVITIES:
  Borrowings under the revolver                                                               19            372
  Issuance of project financing debt and other coupon bearing securities                   1,611          1,449
  Repayments of project financing debt and other coupon bearing securities                   (50)          (458)
  Payments for deferred financing costs                                                        -            (10)
  Other liabilities                                                                            -           (147)
  Minority interest payments                                                                 258            (18)
  Sales of common stock                                                                      149             10
                                                                                     ------------   ------------
Net cash provided by financing activities                                                  1,987          1,198

Increase in cash and cash equivalents                                                        138             65
Cash and cash equivalents, beginning                                                         185            302
                                                                                     ------------   ------------
Cash and cash equivalents, ending                                                          $ 323          $ 367

SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest                                                                  $ 70          $ 156
Cash payments for income taxes                                                                22             37


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

     In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and six months ended June 30, 1997 and 1998, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     The effect of such potential common stock is computed using the treasury stock method and the if-converted method, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Comparative earnings per share data have been restated for prior periods. The number of shares used in computing basic earnings per share were 163.4 million and 175.6 million for the quarters ended June 30, 1997 and 1998, respectively, and 159.5 million and 175.4 million for the six months ended June 30, 1997 and 1998, respectively. The number of shares used in computing diluted earnings per share were 168.0 million and 187.5 million for the quarters ended June 30, 1997 and 1998, respectively, and 164.0 million and 187.2 million for the six months ended June 30, 1997 and 1998, respectively.

3.   Inventory

     Inventory, valued at the lower of cost (principally first-in, first-out method) or market, consists of coal, raw materials, spare parts, and supplies. Inventory at December 31, 1997 and June 30, 1998 consisted of the following (in millions):

                                                          12/31/97    6/30/98
                                                         ----------  ---------

Coal, oil and other raw materials                             $ 58       $ 55
Spare parts, materials and supplies                             37         66
                                                         ----------  ---------
Total                                                         $ 95      $ 121
                                                         ==========  =========


4.   Investments in and Advances to Affiliates

     The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented include the condensed income statement information of NIGEN Ltd. (a 47% owned UK affiliate), Medway Power Ltd. (a 25% owned UK affiliate), Light (a 13.75% owned Brazilian affiliate), Chigen's affiliates, and CEMIG (a 9.45% owned Brazilian affiliate) for the six months ended June 30, 1997 and the condensed income statement information of NIGEN Ltd., Medway Power Ltd., Light, CEMIG, Chigen's affiliates, Northern/AES Energy (a 45% owned U.S. affiliate) and Kingston (a 50% owned Canadian affiliate) for the six months ended June 30, 1998.


                                                 6/30/97        6/30/98
                                                 -------        -------
        Revenues                                 $ 1,201        $ 2,328
        Operating Income                             282            617
        Net Income                                   188            526


5.   Litigation

     The Company is involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

6.   Acquisitions

     In February 1998, the Company acquired approximately 80% of Compania de Luz Electrica de Santa Ana ("CLESA"), an electricity distribution company in El Salvador, for approximately $96 million. The acquisition was accounted for as a purchase.

     In April 1998, AES Caracoles, a subsidiary of the Company, took over the operations of a 45 MW hydroelectric plant, and signed a 40-year concession agreement for its 230 MW construction project in San Juan Province, Argentina. The signing of the concession and takeover marks the completion of the first phase of the project. At this time, AES has not made any cash investment in the project.

     In May 1998, AES Southland and other subsidiaries of the Company completed the purchase of three natural gas-fired electric generating stations located in southern California from Southern California Edison for approximately $781 million.

     In June 1998, a subsidiary of AES acquired approximately 90% of Empresa Distribuidora de La Plata S.A. ("EDELAP"), an electric distribution company in the province of Buenos Aires, Argentina for approximately $350 million.

     The acquisitions above were accounted for as purchases. The purchase price allocations have been prepared on a preliminary basis subject to adjustments resulting from additional facts that may come to light when the engineering, environmental, and legal analysis are completed during the allocation periods.

     During 1997, the Company acquired EDEN and EDES (May 1997), CEMIG, Los Mina, Kingston, Elsta, and Indian Queens (June 1997) and Sul and Altai (October
1997), all of which were also accounted for as purchases.

     The accompanying statements of operations include the operating results or equity in earnings for all of the acquired companies from the dates of the acquisitions or investments. The following table presents supplemental unaudited pro forma operating information as if each of the acquisitions or investments had occurred at the beginning of the periods presented (in millions, except per share amounts):

                                                               Six Months      Six Months
                                                                  Ended          Ended
                                                                 6/30/97        6/30/98
                                                              ------------   -------------
Revenues                                                            1,024           1,240
Net Income                                                             44             133
Basic Earnings Per Share                                             0.25            0.76
Diluted Earnings Per Share                                           0.25            0.74


7.   Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. The components of other comprehensive income include $21 million and $45 million of foreign currency translation adjustment losses for the quarters ended June 30, 1997 and 1998, respectively, and $40 million and $95 million for the six months ended June 30, 1997 and 1998, respectively. Comprehensive income is $21 million and $25 million for the quarter ended June 30, 1997 and 1998, respectively, and $42 million and $41 million for the six months ended June 30, 1997 and 1998, respectively.

8.   Subsequent Events

     In August 1998, the Company sold 4.25 million shares of its common stock from its shelf registration statement for gross proceeds of approximately $189.7 million or $44.625 per share. Simultaneously, the Company issued $150 million of 4.5% convertible junior subordinated debentures due 2005.

     Also in August, the Company announced that it won a bid to acquire six coal-fired, electric generating plants from NGE Generation, Inc., an affiliate of New York State Electric & Gas Corporation ("NYSEG"), for approximately $950 million.

ITEM  2.  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND  RESULTS  OF
OPERATIONS.

INTRODUCTION

     The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are helping to meet the world's needs by supplying electricity to customers in many countries in a socially responsible way.

     Until recently, the Company's sales of electricity were made almost exclusively to customers (generally electric utilities or regional electric companies) on a wholesale basis for further resale to end users. This is often referred to as the electricity "generating" business. Sales are usually made under long-term contracts from power plants owned by the Company. The Company's ownership portfolio of power facilities includes new plants constructed for such purposes ("greenfield" plants) as well as existing power plants acquired through competitively bid privatization initiatives and negotiated acquisitions.

     In its electricity generation business, AES now owns and operates (entirely or in part) a diverse portfolio of electric power plants (including those within the integrated distribution companies discussed below) with a total capacity of 21,762 megawatts ("MW"). Of that total, 5,025 MW (nine plants) are located in the United States, 1,588 MW (four plants) are in the United Kingdom, 885 MW (six plants) are in Argentina, 728 MW (seven plants) are in China, 1,281 MW (three plants) are in Hungary, 5,856 MW (thirty-nine plants) are in Brazil, 5,384 MW (seven plants) are in Kazakhstan (including 4,000 MW attributable to Ekibastuz which currently has a capacity factor of less than 20%), 210 MW (one plant) are in the Dominican Republic, 110 MW (one plant) are in Canada, and 695 MW (two plants) are in Pakistan.

     AES also is currently in the process of adding approximately 5,806 MW to its operating portfolio by constructing several new plants. These include a 180 MW coal-fired plant in the United States, three coal-fired plants in China totaling 2,189 MW, one natural gas-fired and two hydro plants in Brazil totaling 1,200 MW, a 230 MW natural gas-fired plant in the United Kingdom, a 405 MW natural gas-fired plant in the Netherlands, a 288 MW kerosene-fired plant in Australia, an 830 MW natural gas-fired plant in Argentina and a 484 MW natural gas-fired plant in Mexico.

     As a result, AES's total of 90 power plants in operation or under construction approximates 27,568 MW, and net equity ownership (total MW adjusted for the Company's ownership percentage) represents approximately 16,290 MW.

     Beginning in 1996, AES also has acquired interests (both majority and minority) in companies that sell electricity directly to commercial, industrial, governmental and residential customers. This is often referred to as the electricity "distribution" business. Electricity sales by AES's distribution businesses are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authority as part of the original privatization of each distribution company. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell. Each distribution company also purchases, in varying proportions, electricity from third-party wholesale suppliers, including in certain cases, other subsidiaries of the Company.

     AES has majority ownership in three distribution companies in Argentina, one in Brazil and one in El Salvador, and less than majority ownership in three additional distribution companies in Brazil. These eight companies serve a total of approximately 12.8 million customers with sales exceeding 100,000 gigawatt hours. On a net equity basis, AES's ownership represents approximately 2.7 million customers and sales exceeding 20,500 gigawatt hours.

     AES does not limit its investments solely to the most developed countries or economies, or only to those countries with investment grade sovereign credit ratings. In certain locations, particularly developing countries or countries that are in transition from centrally planned to market oriented economies, the electricity purchasers, both wholesale and retail, may experience difficulty in meeting contractual payment obligations, and in such situations, that customer may be subject to contractually imposed interest or penalty charges. The prolonged failure of any of the Company's significant customers to fulfill its contractual payment obligations could have a substantial negative impact on AES's results of operations.

     Beginning in August 1996 and continuing through June 30, 1998, AES has recorded a provision of $34 million associated with aggregate outstanding receivables (excluding VAT) of $73 million at June 30, 1998 related to the operations of the Ekibastuz power plant in Kazakstan. Approximately $34 million of the aggregate balance (excluding VAT), before considering the provision, is due from a government-owned distribution company. There can be no assurance of the ultimate collectibility of these amounts owed to Ekibastuz, or as a result, the recoverability of the related net assets (totaling $83 million at June 30, 1998) or additional amounts the Company may invest.

     Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. There exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones. As of June 30, 1998, capitalized costs for projects under development were approximately $96 million. The Company believes that these costs are recoverable, however, no assurance can be given that changes in circumstances related to individual development projects will not occur or that any of these projects will be completed and reach commercial operation.

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

ACQUISITIONS AND OTHER EVENTS

     In May 1998, AES Southland and other subsidiaries of AES completed the purchase of three electric generating stations from Southern California Edison ("Edison") for approximately $781 million. In connection with the acquisition, the Company obtained $713 million of non-recourse project financing. AES Alamitos (located in Long Beach), AES Redondo Beach and AES Huntington Beach all fire natural gas with a combined summer peak generating capacity of 3,956 MW. AES has contracted to provide fuel conversion services from the facilities to Williams Energy Services Company ("Williams"). Under the long-term agreement, Williams delivers gas to the plants and owns and markets the electrical output. Project debt financing for the acquisition was provided by a syndicate of banks led by Credit

Suisse First Boston. Pursuant to California's electricity restructuring law, Edison will remain under contract to operate and maintain the facilities for two years, after which AES will assume operations.

     Also in May, a subsidiary of AES entered into an agreement with Hanwha Energy Co., Ltd. of South Korea ("Hanwha") to acquire Hanwha's power generation assets located in the City of Inchon, South Korea, consisting of 1,500 MW in operation and an additional 300 MW under construction, for approximately $873 million. Closing of the transactions contemplated by the agreement is subject to significant conditions including negotiation and execution of definitive documentation. The agreement requires AES to (i) fund $371 million of the purchase price upon execution of a business transfer agreement and satisfaction of certain conditions precedent contained therein, (ii) assume up to approximately $273 million of existing project debt and leases upon closing, and
(iii) commit to fund the remaining $230 million towards construction of the additional 300 MW. In connection with this potential transaction, AES has entered into a $380 million standby non-recourse bridge loan with an affiliate of Morgan Stanley & Co. Incorporated, secured by approximately 4 million shares of common stock, to fund the initial $371 million payment. There can be no assurance that the Hanwha acquisition will be consummated and the parties have currently terminated negotiations on the transaction.

     In June 1998, a subsidiary of the Company raised $173 million of non-recourse project financing for the $230 million AES Merida III 484 MW gas-fired combined cycle power plant currently under construction in the City of Merida, Yucatan, Mexico. When constructed and in operation, the new facility will provide power to the state utility in Mexico, Comision Federal de Electricidad, under a 25- year power purchase agreement.

     Also in June, a subsidiary of AES was selected by the Bangladesh Power Development Board as the First-Ranked Sponsor to build, own and operate a 450 MW
(net) gas-fired combined cycle power plant at a site near Dhaka, Bangladesh on the Meghna River (the "Meghnaghat Project"). The site is about 3 miles from AES's Haripur project, a 360 MW gas-fired plant that is currently under development. AES was awarded the Haripur project in January 1998. Electricity from the Meghnaghat Project is anticipated to be sold to the Bangladesh Power Development Board under the terms of a 22-year power purchase agreement, which is expected to be signed shortly. Commercial operations of the Meghnaghat plant is expected to commence in the year 2000. Titus Gas Transmission and Distribution Company, a subsidiary of Petrobangla, will supply natural gas to the facility from a nearby pipeline for the term of the power purchase agreement.

     Also in June, a subsidiary of AES acquired approximately 90% of Empresa Distribuidora de La Plata S.A. ("EDELAP"), an electric distribution company in the province of Buenos Aires, Argentina for approximately $350 million from a joint venture of Houston Industries Energy, Inc. and a subsidiary of Techint S.A., an Argentine industrial firm. EDELAP serves approximately 278,000 customers in and around the city of La Plata, the capital of Buenos Aires
Province. A $193 million non-recourse loan was provided by Citibank for a portion of the purchase price. The balance of the purchase price was financed through a $165 million bridge loan to a subsidiary of AES provided by an affiliate of Salomon Brothers Holding Company Inc. secured by 8.4 million shares of the Registrant's common stock. AES was able to renegotiate the terms of the bridge loan such that the Company was not obligated to prepay the bridge loan as a result of the offerings of common stock and convertible debentures discussed below.

     In July, two subsidiaries of AES, AES Lal Pir Limited ("AES Lal Pir") and AES PakGen (Pvt) Company ("AES PakGen"), received "Notices of Intent to Terminate"
certain project agreements from the Government of Pakistan. AES Lal Pir is a 351 MW (net) oil-fired thermal power plant located in the Punjab Province of Pakistan. AES PakGen is a 344 MW (net) oil-fired thermal power plant located adjacent to AES Lal Pir. The notices issued to these projects assert that AES's subsidiaries made inaccurate anti-corruption representations to the Government of Pakistan. AES believes that these notices are similar to notices received by other independent power producers in Pakistan. AES strongly denies the allegations made in the Notices of Intent to Terminate and intends to vigorously pursue all available legal options to enforce and preserve its contractual rights under the project agreements. To that end, in August 1998, AES Lal Pir and AES PakGen filed a Request for Arbitration with the International Chamber of Commerce International Court of Arbitration seeking a declaration that the purported Notices of Intent to Terminate are invalid because, among other things, the allegations contained therein have no basis in fact, there has been no breach or event of default of any of the project documents relating to the allegations and the Government of Pakistan has provided no evidence to substantiate any of the allegations. Despite these notices, both plants continue to operate normally and the customer, the Pakistan Water and Power Development Authority, has continued to make its payments in accordance with the contracts.

     In August 1998, the Company announced that it won a bid to acquire six coal-fired, electric generating plants from NGE Generation, Inc., an affiliate of New York State Electric & Gas Corporation ("NYSEG"), for approximately $950 million. The facilities represent the bulk of NYSEG's coal-fired generation assets and were auctioned as part of NYSEG's implementation of its restructuring plan in accordance with New York's introduction of wholesale and retail competition into the state's electricity generation market. The six facilities, located in western and west-central New York, are Kintigh (675 MW), Milliken (306 MW), Goudey (126 MW), Greenidge (161 MW), Hickling (85 MW) and Jennison (71
MW). The facilities include low-cost generating plants and, with the exception of some of the smaller units, are expected to run as based-load units in a competitive New York electricity generation market. Sulfur dioxide scrubbers have already been installed at the largest plants, Kintigh and Milliken. The acquisition is expected to be completed during the first quarter of 1999 and is subject to customary closing conditions, including the receipt of various governmental approvals.

     Also in August, the Company sold 4.25 million shares of its common stock from its shelf registration statement for gross proceeds of approximately $189.7 million or $44.625 per share. Simultaneously, the Company issued $150 million of 4.5% convertible junior subordinated debentures due 2005. AES used the combined net proceeds from the offerings of approximately $330 million for general corporate purposes and to repay amounts outstanding under the Company's Revolver.

SECOND QUARTER 1998 AND 1997 RESULTS OF OPERATIONS

     Revenues increased 116%, or approximately $304 million, to $565 million from the second quarter of 1997 to the second quarter of 1998. The increase in revenues was due primarily to the acquisition of EDEN and EDES in May 1997, Los Mina in June 1997, Altai and Sul in October 1997, the commencement of commercial operations at Jiaozou and Hefei in August 1997, Lal Pir in November 1997 and Pak Gen in February 1998, and the acquisitions of CLESA in February 1998 and Southland in May 1998, offset slightly by lower production at Ekibastuz and a planned outage at Thames. Cost of sales and services increased 136%, or approximately $222 million, to $385 million from the second quarter of 1997 to the second quarter of 1998. The increase in cost of sales and services was primarily due to the new businesses acquired and the start of commercial operations as discussed above, offset in part, by lower production at Ekibastuz. Gross margin, which represents total revenues reduced by cost of sales and services (before consideration of the provision to reduce contract receivables), increased 84%, or approximately $82 million, to $180 million during the same period. The increase in gross margin was primarily due to the factors discussed above. Gross margin as a percentage of revenues (net of the provision to reduce contract receivables) decreased from 38% in the second quarter of 1997 to 32% in the second quarter of 1998, primarily due to lower relative gross margin percentages of the newly acquired businesses.

     Revenues increased 118%, or approximately $618 million from the first six months of 1997 to the first six months of 1998. The increase in revenues was primarily due to the acquisitions of EDEN, EDES, Los Mina, Jiaozou, Hefei, Altai, Sul, CLESA and Southland, and the commencement of commercial operations at Lal Pir and Pak Gen. Cost of sales and services increased 137% or approximately $452 million from the first half of 1997 to the same period of 1998. The increase was primarily due to the recent acquisitions and the commencement of commercial operations as discussed above. Gross margin (before consideration of the provision to reduce contract receivables) increased 86%, or approximately $166 million to $358 million from the first six months of 1997 to the first six months of 1998. The increase in gross margin was primarily due to the factors discussed above. Gross margin as a percentage of revenues (net of the provision to reduce contract receivables) decreased from 37% for the first half of 1997 to 31% for the first half of 1998. The decrease was primarily due to lower relative gross margin percentages of the newly acquired businesses.

     Selling, general and administrative expenses increased 100%, or approximately $6 million to $12 million from the second quarter of 1997 to the second quarter of 1998, and as a percentage of total revenue, were 2% for both quarters. Selling, general and administrative expenses increased 80%, or approximately $12 million to $27 million from the first six months of 1997 to the first six months of 1998 and as a percentage of revenues, were 3% for the first half of 1997 and 2% for the first half of 1998. The increases were primarily due to increased business development activities. The Company's selling, general and administrative costs do not necessarily vary with changes in revenues.

     Operating income increased 89%, or approximately $79 million to $168 million from the second quarter of 1997 to the second quarter of 1998 and increased 89%, or $149 million to $316 million from the first half of 1997 to the first half of 1998. The increases were the result of the factors discussed above.

     Interest expense increased 106%, or approximately $51 million to $99 million from the second quarter of 1997 to the second quarter of 1998 and increased 120%, or approximately $110 million to $202 million from the first six months of 1997 to the first six months of 1998. The increases were the result of additional interest expense associated with the Company's $250 million 5 3/8% TECONS, the Company's outstanding senior subordinated notes, the TECONS and project financing debt issued in 1997 relating to the acquisitions during the year, offset by interest capitalized in the second quarter related to project construction at CEMIG.

     Interest income increased 70%, or approximately $7 million to $17 million from the second quarter of 1997 to the second quarter of 1998 and increased 72%, or approximately $13 million to $31 million from the first half of 1997 to the first half of 1998. The increases were due primarily to interest income associated with late payments on customer accounts at certain distribution subsidiaries, interest income on higher cash balances at other subsidiaries and interest on debt service reserve accounts.

     Equity in earnings of affiliates (before income taxes) increased 153%, or approximately $26 million to $43 million from the second quarter of 1997 to the same period of 1998, and increased 170%, or approximately $63 million to $100 million from the first six months of 1997 to the first six months of 1998. The increases were due primarily to earnings from the Company's June, 1997 investment in CEMIG, and a one time gain at Light during the second quarter of 1998 associated with a pension curtailment.

     Income taxes increased 64%, or approximately $14 million to $36 million from the second quarter of 1997 to the second quarter of 1998 and increased 64%, or approximately $27 million to $69 million from the first six months of 1997 to the same period of 1998. The increases were due primarily to higher income before taxes.

     Minority interest expense increased 450%, or approximately $18 million to $22 million from the second quarter of 1997 to the same period of 1998 and increased 567%, or approximately $34 million to $40 million from the first six months of 1997 to the first six months of 1998. The increases were primarily due to the sale of a portion of the Company's equity investment in CEMIG (January
1998) and the  acquisition of an approximate  60% interest in EDEN and EDES (May
1997).

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

     At June 30, 1998, cash and cash equivalents totaled approximately $367 million, as compared to $302 million at December 31, 1997. The $65 million increase in cash resulted from a use of $1,331 million for investing activities which were funded by $1,198 million from financing activities and $198 million provided by operating activities. Significant investing activities included project construction at Barry, Mt. Stuart, Pak Gen and Warrior Run, the acquisitions of CLESA, Southland, and EDELAP, and proceeds from the sales of the Company's 20% interest in Hazelwood and a portion of the Company's CEMIG investment. The net use of cash from financing activities was primarily the result of repayments of $458 million of project financing debt offset by borrowings of $372 million under the Company's Revolver, and borrowing $1,449 million of project financing debt. Unrestricted net cash flow of the parent company totaled approximately $347 million for the four quarters ended June 30, 1998.

     The increase in electric generation and distribution assets of $1,525 million to $5,334 million from December 31, 1997 to June 30, 1998 was due primarily to the CLESA, Southern, and EDELAP acquisitions and Pak Gen's commencement of operations. The decrease in construction in progress of $42 million to $642 million was due to construction completion at Pak Gen offset by the progress payments at the other facilities in construction.

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

     In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $226 million in cumulative foreign currency translation adjustment losses at June 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The company believes that there have been no material changes in exposure to market risks during the second quarter of 1998 set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 1997.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In August, the Company sold 4.25 million shares of its common stock from its shelf registration statement for gross proceeds of approximately $189.7 million or $44.625 per share. Simultaneously, the Company issued $150 million of 4.5% convertible junior subordinated debentures due 2005. AES used the combined net proceeds from the offerings of approximately $330 million for general corporate purposes and to repay amounts outstanding under the Company's Revolver.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Election of Directors

Nominee                                     For            Against/Abstain
-------                                     ---            ---------------
Roger W. Sant                           147,318,762           1,216,197
Dennis W. Bakke                         147,425,652           1,109,407
Alice F. Emerson                        147,433,961           1,101,098
Bob Hemphill                            147,329,278           1,205,781
Frank Jungers                           147,289,955           1,245,104
John McArthur                           147,739,133             795,926
Hazel O'Leary                           147,729,322             805,737
Thomas I. Unterberg                     146,600,000           1,935,059
Robert H. Waterman, Jr                  147,326,731           1,208,328

Election of Auditors

For                                 Against                            Abstain
---                                 -------                            -------

147,907,788                         578,999                             48,272


ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     3.1 Fifth Amended and Restated Certificate of Incorporation of The AES Corporation.

     3.2  By-Laws of The AES Corporation, as amended.

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

     4.15 Junior Subordinated Indenture dated as of August 10, 1998, between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the 4.5% Convertible Junior Subordinated Debentures due 2005.

     4.16 First Supplemental Indenture dated as of August 10. 1998, to the Junior Subordinated Indenture dated as of August 10, 1998, between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the 4.5% Convertible Junior Subordinated Debentures due 2005.

     4.17 Other  instruments   defining  the  rights  of  holders  of  long-term
          indebtedness of the Registrant and its consolidated subsidiaries.

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

     10.9 Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1998, filed May 15, 1998.

     10.10The AES Corporation Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Registrant for the Fiscal Year ended December 31, 1991.

     10.11The AES Corporation Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.64 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.

     11   Statement of Computation of Earnings Per Share.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

     During the quarter ended June 30, 1998, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          THE AES CORPORATION

                                                          (Registrant)

Date:  August 14, 1998                                    By: /s/ Barry J. Sharp
                                                              ------------------
                                                          Name: Barry J. Sharp
                                                          Title: Senior Vice
                                                          President and Chief
                                                          Financial Officer

                                  EXHIBIT INDEX

                                                                                   Sequentially
Exhibit                          Description of Exhibit                            Numbered Page

3.1  Fifth  Amended  and  Restated  Certificate  of  Incorporation  of  The  AES
     Corporation.

3.2  By-Laws of The AES Corporation, as amended

4.15 Junior Subordinated  Indenture dated as of August 10, 1998, between The AES
     Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the 4.5% Convertible Junior Subordinated Debentures due
     2005.

4.16 First  Supplemental  Indenture  dated as of August 10. 1998,  to the Junior
     Subordinated  Indenture  dated  as of  August  10,  1998,  between  The AES
     Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the 4.5% Convertible Junior Subordinated Debentures due
     2005.

4.17 Other instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries.

11   Statement of Computation of Earnings Per Share.

27   Financial Data Schedule.