Form 10-Q
period 1998-09-30
AES CORPORATION
filed 1998-11-16
CIK 874761

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        ---             SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19281

                               THE AES CORPORATION
          -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                         54-1163725
 (State or Other Jurisdiction of Incorporation or        (I.R.S. Employer Identification No.)
                  Organization)

   1001 NORTH 19TH STREET, ARLINGTON, VIRGINIA                           22209
     (Address of Principal Executive Offices)                         (Zip Code)

                                 (703) 522-1315
              (Registrant's Telephone Number, Including Area Code)

                             -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- ----


     The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at October 31, 1998, was 180,313,356.



================================================================================

                               THE AES CORPORATION
                                      INDEX

                                                                                         Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Statements of Operations                                              1
         Consolidated Balance Sheets                                                        2
         Consolidated Statements of Cash Flow                                               4
         Notes to Consolidated Financial Statements                                         5
Item 2.  Discussion and Analysis of Financial Condition and Results of Operations           7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 15
Item 2.  Changes in Securities and Use of Proceeds                                         15
Item 3.  Defaults Upon Senior Securities                                                   15
Item 4.  Submission of Matters to a Vote of Security Holders                               15
Item 5.  Other Information                                                                 15
Item 6.  Exhibits and Reports on Form 8-K                                                  15
Signatures                                                                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1998

-----------------------------------------------------------------------------------------------------------------------
(UNAUDITED)                                                         THREE         THREE           NINE          NINE
                                                                    MONTHS        MONTHS         MONTHS        MONTHS
                                                                    ENDED         ENDED           ENDED         ENDED
                                                                   9/30/97       9/30/98         9/30/97       9/30/98
-----------------------------------------------------------------------------------------------------------------------
(in millions, except per share amounts)

REVENUES:
Sales and services                                                   $ 358          $ 612          $ 880       $ 1,752

OPERATING COSTS AND EXPENSES:
Cost of sales and services                                             246            400            576         1,182
Selling, general and administrative expenses                            10             15             25            42
Provision to reduce contract receivables                                 9             (3)            19            12
                                                               ------------  -------------   ------------  ------------

TOTAL OPERATING COSTS AND EXPENSES                                     265            412            620         1,236
                                                               ------------  -------------   ------------  ------------

OPERATING INCOME                                                        93            200            260           516

OTHER INCOME AND (EXPENSE):
Interest expense                                                       (62)          (126)          (154)         (346)
Interest income                                                         10             16             28            47
Equity in earnings of affiliates (before income tax)                    33             41             70           159
                                                               ------------  -------------   ------------  ------------

INCOME BEFORE INCOME TAXES,
MINORITY INTEREST AND EXTRAORDINARY ITEM                                74            131            204           376

Income taxes                                                            20             30             62            99
Minority interest                                                        4             22             10            62
                                                               ------------  -------------   ------------  ------------

INCOME BEFORE EXTRAORDINARY ITEM                                        50             79            132           215

Extraordinary item-gain (loss) on
extinguishment of debt (net of income tax)                              (3)             2             (3)            2
                                                               ------------  -------------   ------------  ------------
NET INCOME                                                            $ 47           $ 81          $ 129         $ 217
                                                               ============  =============   ============  ============

BASIC EARNINGS PER SHARE:
Before extraordinary item                                           $ 0.29         $ 0.44         $ 0.81        $ 1.21
Extraordinary item                                                   (0.02)          0.01          (0.02)         0.01
                                                               ------------  -------------   ------------  ------------
Total                                                               $ 0.27         $ 0.45         $ 0.79        $ 1.22
                                                               ============  =============   ============  ============


DILUTED EARNINGS PER SHARE:
Before extraordinary item                                           $ 0.28         $ 0.43         $ 0.77        $ 1.18
Extraordinary item                                                   (0.02)          0.01          (0.02)         0.01
                                                               ------------  -------------   ------------  ------------
Total                                                               $ 0.26         $ 0.44         $ 0.75        $ 1.19
                                                               ============  =============   ============  ============




                 See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND SEPTEMBER 30, 1998

-----------------------------------------------------------------------------------------------------------------
(UNAUDITED)
                                                                                       12/31/97           9/30/98
-----------------------------------------------------------------------------------------------------------------
($ in millions)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                              $   302            $   383
Short-term investments                                                                     127                 95
Accounts receivable,  less provision to reduce contract
receivables (1997-$37 and 1998-$49)                                                        323                357
Inventory                                                                                   95                127
Asset held for sale                                                                        139                 --
Receivable from affiliates                                                                  23                 29
Deferred income taxes                                                                       47                 45
Prepaid expenses and other current assets                                                  134                194
                                                                                       -------            -------

Total current assets                                                                     1,190              1,230

PROPERTY, PLANT AND EQUIPMENT:
Land                                                                                        29                 23
Electric generation and distribution assets                                              3,809              5,436
Accumulated depreciation and amortization                                                 (373)              (477)
Construction in progress                                                                   684                530
                                                                                       -------            -------

Property, plant and equipment, net                                                       4,149              5,512

OTHER ASSETS:
Deferred financing costs, net                                                              122                147
Project development costs                                                                   87                113
Investments in and advances to affiliates                                                1,863              1,963
Debt service reserves and other deposits                                                   236                186
Electricity sales concessions and contracts                                              1,179              1,105
Goodwill                                                                                    23                 29
Other assets                                                                                60                102
                                                                                       -------            -------

Total other assets                                                                       3,570              3,645
                                                                                       -------            -------

TOTAL                                                                                  $ 8,909            $10,387
                                                                                       =======            =======


                 See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND SEPTEMBER 30,1998

-----------------------------------------------------------------------------------------------------------
(Unaudited)
                                                                                     12/31/97       9/30/98
-----------------------------------------------------------------------------------------------------------
($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                       $ 205          $ 192
Accrued interest                                                                          68            113
Accrued and other liabilities                                                            335            247
Project financing debt - current portion                                                 596          1,314
                                                                                    ---------   ------------

Total current liabilities                                                              1,204          1,866

LONG-TERM LIABILITIES:
Project financing debt                                                                 3,489          3,640
Other notes payable                                                                    1,096          1,417
Deferred income taxes                                                                    273            318
Other long-term liabilities                                                              291            233
                                                                                    ---------   ------------
Total long-term liabilities                                                            5,149          5,608

MINORITY INTEREST                                                                        525            651

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
    SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES                                         550            550


STOCKHOLDERS' EQUITY:
Common stock                                                                               2              2
Additional paid-in capital                                                             1,030          1,225
Retained earnings                                                                        581            798
Cumulative foreign currency translation adjustment                                      (131)          (312)
Less treasury stock at cost                                                               (1)            (1)
                                                                                    ---------   ------------

Total stockholders' equity                                                             1,481          1,712
                                                                                    ---------   ------------

TOTAL                                                                                $ 8,909       $ 10,387
                                                                                    =========   ============


                 See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1998

----------------------------------------------------------------------------------------------------------------
(Unaudited)                                                                                  NINE          NINE
                                                                                           MONTHS        MONTHS
                                                                                            ENDED         ENDED
                                                                                          9/30/97       9/30/98
----------------------------------------------------------------------------------------------------------------
($ in millions)

OPERATING ACTIVITIES:
Net Income                                                                                  $ 129         $ 217
Adjustments to net income:
     Depreciation and amortization                                                             53           148
     Provision for deferred taxes                                                              19            63
     Undistributed earnings of affiliates                                                     (39)         (109)
     Other                                                                                     11            20
Change in working capital                                                                     (56)         (202)
                                                                                      ------------  ------------
Net cash provided by operating activities                                                     117           137

INVESTING ACTIVITIES:
  Property additions                                                                         (350)         (256)
  Acquisitions, net of cash acquired                                                       (1,066)       (1,356)
  Proceeds from the sales of assets                                                             -           254
  Sale of short-term investments                                                               (7)           32
  Affiliate advances and equity investments                                                  (682)          (60)
  Project development costs                                                                   (16)          (26)
  Debt service reserves and other assets                                                       (6)           52
                                                                                      ------------  ------------
Net cash used in investing activities                                                      (2,127)       (1,360)

FINANCING ACTIVITIES:
  Borrowings (repayments) under the revolver                                                 (213)          171
  Issuance of project financing debt and other coupon bearing securities                    2,044         1,572
  Repayments of project financing debt and other coupon bearing securities                   (402)         (559)
  Payments for deferred financing costs                                                         -           (17)
  Other liabilities                                                                             -           (58)
  Minority interest payments                                                                  260             -
  Sales of common stock                                                                       494           195
                                                                                      ------------  ------------
Net cash provided by financing activities                                                   2,183         1,304

Increase in cash and cash equivalents                                                         173            81
Cash and cash equivalents, beginning                                                          185           302
                                                                                      ------------  ------------
Cash and cash equivalents, ending                                                           $ 358         $ 383
                                                                                      ============  ============

SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest                                                                  $ 139         $ 301
                                                                                      ============  ============
Cash payments for income taxes                                                              $  30         $  37
                                                                                      ============  ============


                 See Notes to Consolidated Financial Statements.

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

     In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and nine months ended September 30, 1997 and 1998, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

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

     The effect of such potential common stock is computed using the treasury stock method and the if-converted method, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Comparative earnings per share data have been restated for prior periods. See Exhibit 11.

3.  INVENTORY

     Inventory is valued at the lower of cost (principally  first-in,  first-out method) or market. Inventory at December 31, 1997 and September 30, 1998 consisted of the following (in millions):

                                                           12/31/97    9/30/98
                                                           --------    -------

Fuel and other raw materials                              $      58   $     66
Spare parts, materials and supplies                              37         61
                                                          ----------  ---------

Total                                                     $      95   $    127
                                                          ==========  =========


4.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented include the condensed income statement information of NIGEN Ltd. (a 47% owned UK affiliate), Medway Power Ltd. (a 25% owned UK affiliate), Light (a 13.75% owned Brazilian affiliate), and CEMIG (a

9.45% owned Brazilian affiliate) for the nine months ended September 30, 1997 and the condensed income statement information of NIGEN Ltd., Medway Power Ltd., Light, CEMIG, Chigen's affiliates, Northern/AES Energy (a 45% owned U.S.
affiliate) and Kingston (a 50% owned Canadian affiliate) for the nine months ended September 30, 1998.

                                                          9/30/97      9/30/98
                                                          -------      -------

Revenues                                                 $ 2,315       $ 4,845
Operating Income                                             494         1,448
Net Income                                                   371           815

5.  FINANCING

     In August 1998, the Company sold 4.25 million shares of its common stock from its universal shelf registration statement for gross proceeds of approximately $189.7 million or $44.625 per share. Simultaneously, the Company issued $150 million of 4.5% convertible junior subordinated debentures due 2005.


6.  LITIGATION

     The Company is involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

7.  ACQUISITIONS

     In February 1998, the Company acquired approximately 80% of Compania de Luz Electria de Santa Ana ("CLESA"), an electricity distribution company in El Salvador, for approximately $96 million.

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

     In June 1998, a subsidiary of AES acquired approximately 90% of Empresa Distribuidora de La Plata S.A. ("EDELAP"), an electric distribution company in the province of Buenos Aires, Argentina for approximately $350 million, and in November 1998 sold one-third of its 90% interest.

     The acquisitions above were accounted for as purchases. The purchase price allocations have been prepared on a preliminary basis subject to adjustments resulting from additional facts that may come to light when the engineering, environmental, and legal analysis are completed during the allocation periods.

     During 1997, the Company acquired EDEN and EDES (May 1997), CEMIG, Los Mina, Kingston, Elsta, and Indian Queens (June 1997), Sul and Altai (October
1997), all of which were also accounted for as purchases.

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

                                                               NINE MONTHS      NINE MONTHS
                                                                     ENDED            ENDED
                                                                   9/30/97          9/30/98
                                                               ------------   --------------
Revenues                                                        $    1,493        $   1,852
Income before extraordinary item                                        95              212
Net Income                                                              92              214
Basic Earnings Per Share before extraordinary item              $     0.58        $    1.20
Basic Earnings Per Share                                              0.56             1.21
Diluted Earnings Per Share before extraordinary item            $     0.56        $    1.17
Diluted Earnings Per Share                                            0.54             1.18


8.   COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. The components of other comprehensive income include $27 million and $86 million of foreign currency translation adjustment losses for the quarters ended September 30, 1997 and 1998, respectively, and $67 million and $181 million for the nine months ended September 30, 1997 and 1998, respectively. Comprehensive income is $20 million for the quarter ended September 30, 1997 and comprehensive loss is $5 million for the quarter ended September 30, 1998. Comprehensive income is $62 million and $36 million for the nine months ended September 30, 1997 and 1998, respectively.

9.  SUBSEQUENT EVENTS

     In October 1998, the Company signed a shareholders agreement with the government of the eastern Indian State of Orissa as part of the process to acquire a 49% share in the Orissa Power Generation Corporation ("OPGC") for approximately $144 million. OPGC owns and operates a 420 MW mine-mouth coal-fired power station in the State of Orissa.

     Also in October, the Company won a bid to acquire a 75% interest in Telasi, the electricity distribution company of Tbilisi, Georgia, for approximately $25.5 million.

     In November 1998, the Company sold certain partnership interests amounting to one-third of its recently acquired 90% interest in EDELAP to a subsidiary of Public Service Enterprise Group, Inc. ("PSEG") for approximately $61 million. The effect of the sale leaves AES with a 60% controlling interest in EDELAP, with a 30% interest owned by PSEG and the remaining 10% owned by an EDELAP employee pension fund.

ITEM 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.

GENERAL

     The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are helping to meet the world's needs by supplying electricity to customers in many countries in a socially responsible way.

     Until recently, the Company's sales of electricity were made almost exclusively to customers (generally electric utilities or regional electric companies) on a wholesale basis for further resale to end users. This is referred to as the electricity "generating" business. Sales are usually made under long-term contracts from power plants owned by the Company.

The Company's ownership portfolio of power facilities includes new plants constructed for such purposes ("greenfield" plants) as well as existing power plants acquired through competitively bid privatization initiatives and negotiated acquisitions.

     In its electricity generation business, AES now owns and operates (entirely or in part) a diverse portfolio of electric power plants (including those within the integrated distribution companies discussed below) with a total capacity of 22,837 megawatts ("MW"). Of that total, 5,025 MW (nine plants) are located in the United States, 1,818 MW (five plants) are in the United Kingdom, 885 MW (six plants) are in Argentina, 778 MW (seven plants) are in China, 1,281 MW (three plants) are in Hungary, 6,246 MW (forty plants) are in Brazil, 5,384 MW (seven plants) are in Kazakhstan (including 4,000 MW attributable to Ekibastuz which currently has a capacity factor of less than 20%), 210 MW (one plant) are in the Dominican Republic, 110 MW (one plant) are in Canada, 695 MW (two plants) are in Pakistan, and 405 MW (one plant) are in the Netherlands.

     AES also is currently in the process of adding approximately 4,681 MW to its operating portfolio by constructing several new plants. These include a 180 MW coal-fired plant in the United States, two coal-fired plants in China totaling 2,089 MW, one natural gas-fired and one hydro plant in Brazil totaling 810 MW, a 288 MW kerosene-fired plant in Australia, an 830 MW natural gas-fired plant in Argentina and a 484 MW natural gas-fired plant in Mexico.

     As a result, AES's total of 90 power plants in operation or under construction approximates 27,568 MW, and net equity ownership (total MW adjusted for the Company's ownership percentage) represents approximately 16,290 MW.

     AES also owns interests (both majority and minority) in companies that sell electricity directly to commercial, industrial, governmental and residential customers. This is referred to as the electricity "distribution" business. Electricity sales by AES's distribution businesses are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authority as part of the original privatization of each distribution company. In certain cases, these distribution companies are "integrated", in that they own electric power plants for the purpose of generating a portion of the electricity they sell. Each distribution company also purchases, in varying proportions, electricity from third-party wholesale suppliers, including in certain cases, other subsidiaries of the Company.

     AES has majority ownership in three distribution companies in Argentina, one in Brazil and one in El Salvador, and less than majority ownership in three additional distribution companies in Brazil. These eight companies serve a total of approximately 12.8 million customers with sales exceeding 100,000 gigawatt hours. On a net equity basis, AES's ownership represents approximately 2.7 million customers and sales exceeding 19,300 gigawatt hours.

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

     Beginning in August 1996 and continuing through September 30, 1998, AES has recorded a provision of $31 million associated with aggregate outstanding receivables (excluding VAT) of $49 million at September 30, 1998 related to the operations of the Ekibastuz power plant in Kazakstan. Approximately $35 million of the aggregate balance (excluding VAT), before considering the provision, is due from a government-owned distribution company. There can be no assurance of the ultimate collectibility of these amounts owed to Ekibastuz, or as a result, the recoverability of the related net assets (totaling $87 million at September 30, 1998) or additional amounts the Company may invest.


     Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. There exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet milestones. As of September 30, 1998, capitalized costs for projects under development were approximately $113 million. The Company believes that these costs are recoverable, however, no assurance can be given that changes in circumstances related to individual development projects will not occur or that any of these projects will be completed and reach commercial operation.

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


ACQUISITIONS AND OTHER EVENTS

     In August 1998, the Company announced that it won a bid to acquire six coal-fired, electric generating plants from NGE Generation, Inc., an affiliate of New York State Electric & Gas Corporation ("NYSEG"), for approximately $950 million. The facilities represent the bulk of NYSEG's coal-fired generation assets and were auctioned as part of NYSEG's implementation of its restructuring plan in accordance with New York's introduction of wholesale and retail competition into the state's electricity generation market. The six facilities, located in western and west-central New York, are Kintigh (675 MW), Milliken (306 MW), Goudey (126 MW), Greenidge (161 MW), Hickling (85 MW) and Jennison (71
MW). The facilities include low-cost generating plants and, with the exception of some of the smaller units, are expected to run as base-load units in a competitive New York electricity generation market. Sulfur dioxide scrubbers have already been installed at the largest plants, Kintigh and Milliken. The acquisition is expected to be completed during the first quarter of 1999 and is subject to customary closing conditions, including the receipt of various governmental approvals.

     Also in August,  the Company sold 4.25  million  shares of its common stock from its universal shelf registration statement for gross proceeds of approximately $189.7 million or $44.625 per share. Simultaneously, the Company issued $150 million of 4.5% convertible junior subordinated debentures due 2005. AES used the combined net proceeds from the offerings of approximately $330 million for general corporate purposes and to repay amounts outstanding under the Company's $600 million revolving credit facility.

     In October 1998, the Company announced that it signed a shareholders agreement with the government of the eastern Indian State of Orissa as part of the process to acquire a 49% share in the Orissa Power Generation Corporation ("OPGC") for approximately $144 million. OPGC owns and operates a 420 MW mine-mouth coal-fired power station in the State of Orissa. Electricity from the plant is sold to the Grid Corporation of Orissa under the terms of a 30-year power purchase agreement. The base load facility generates low cost competitive electricity and is located adjacent to the 500 MW Ib Valley greenfield project that is being developed by AES. The acquisition is subject to receipt of government approvals and satisfaction of conditions precedent, and is expected to be completed by the first quarter of 1999.

     Also in October, the Company announced that it won a bid to acquire a 75% interest in Telasi, the electricity distribution company of Tbilisi, Georgia, for approximately $25.5 million. The shares will be acquired from the Georgian government, which sold this stake in Telasi pursuant to a competitively bid process marking the first significant privatization in the Georgian power sector. Telasi serves 370,000 industrial, commercial, and residential customers or roughly half of the total power needs of Georgia. The company operates no power plants but rather purchases power from the state-owned utility, Sakenergo, as well as directly from a number of hydro-electric stations. AES will have the right to purchase some of those hydro facilities.

     In November 1998, the Company sold certain partnership interests amounting to one-third of its recently acquired 90% interest in EDELAP to a Public Service Enterprise Group, Inc. ("PSEG") subsidiary for approximately $61 million and a proportionate percentage of related project debt. The effect of the sale leaves AES with a 60% controlling interest in EDELAP with a 30% interest owned by PSEG and the remaining 10% owned by an EDELAP employee fund.


THIRD QUARTER 1998 AND 1997 RESULTS OF OPERATIONS

     Revenues increased 71%, or approximately $254 million, to $612 million from the third quarter of 1997 to the third quarter of 1998. The increase in revenues was due primarily to the acquisitions of Altai and Sul in October 1997, the commencement of commercial operations at Jiaozou and Hefei in August 1997, Lal Pir in November 1997 and Pak Gen in February 1998, and the acquisitions of CLESA in February 1998, Southland in May 1998, and EDELAP in June 1998, offset slightly by lower production at Ekibastuz and lower demand at EDEN and EDES. Cost of sales and services increased 63%, or approximately $154 million, to $400 million from the third quarter of 1997 to the third quarter of 1998. The increase in cost of sales and services was primarily due to the new businesses acquired and the start of commercial operations as discussed above, offset in part, by lower production at Ekibastuz and lower demand at EDEN and EDES. Gross margin, which represents total revenues reduced by cost of sales and services
(before consideration of the provision to reduce contract receivables), increased 89%, or approximately $100 million, to $212 million during the same period. The increase in gross margin was primarily due to the factors discussed above. Gross margin as a percentage of revenues (net of the provision to reduce contract receivables) increased from 29% in the third quarter of 1997 to 35% in the third quarter of 1998. The improvement in gross margin for the quarter is the result of certain acquisitions described above and improved margins at some existing projects.

     Revenues increased 99%, or approximately $872 million to $1.752 billion from the first nine months of 1997 to the first nine months of 1998. The increase in revenues was primarily due to the acquisitions of EDEN, EDES, Los Mina, Altai, Sul, CLESA, Southland, and EDELAP and the commencement of commercial operations Jiaozou, Hefei, at Lal Pir and Pak Gen. Cost of sales and services increased 105% or approximately $606 million to $1.182 billion from the first nine months of 1997 to the same period of 1998. The increase was primarily due to the recent acquisitions and the commencement of commercial operations as discussed above. Gross margin (before consideration of the provision to reduce contract receivables) increased 88%, or approximately $266 million to $570 million from the first nine months of 1997 to the first nine months of 1998. The increase in gross margin was primarily due to the acquisitions and commencement of commercial operations discussed above. Gross margin as a percentage of revenues (net of the provision to reduce contract receivables) was 32% for both periods ended September 30, 1997 and 1998.

     Selling, general and administrative expenses increased 50%, or approximately $5 million to $15 million from the third quarter of 1997 to the third quarter of 1998, and as a percentage of total revenue, were 3% for the third quarter of 1997 and 2% for the third quarter of 1998. Selling, general and administrative expenses increased 68%, or approximately $17 million to $42 million from the first nine months of 1997 to the first nine months of 1998 and as a percentage of revenues, were 3% for the first nine months of 1997 and 2% for the first nine months of 1998. The increases were primarily due to increased business development activities. The Company's selling, general and administrative costs do not necessarily vary with changes in revenues.

     Operating income increased 115%, or approximately $107 million to $200 million from the third quarter of 1997 to the third quarter of 1998 and increased 98%, or $256 million to $516 million from the first nine months of 1997 to the first nine months of 1998. The increases were the result of the acquisitions and commencement of commercial operations discussed above.

     Interest expense increased 103%, or approximately $64 million to $126 million from the third quarter of 1997 to the third quarter of 1998 and increased 125%, or approximately $192 million to $346 million from the first nine months of 1997 to the first nine months of 1998. The increase from the third quarter of 1997 to the third quarter of 1998 was primarily due to the issuance of the Company's senior subordinated notes and TECONS in late 1997 in connection with the acquisition of Sul, and project financing debt issued in connection with Sul, Southland, and EDELAP, offset slightly by declining balances of project financing debt at existing projects. The increase in interest expense from the first nine months of 1997 to the first nine months of 1998 was primarily due to the TECONS, senior subordinated debt and project financing debt issued during 1997 and 1998 in connection with the acquisitions which occurred during these periods.

     Interest income increased 60%, or approximately $6 million to $16 million from the third quarter of 1997 to the third quarter of 1998 and increased 68%, or approximately $19 million to $47 million from the first nine months of 1997 to the first nine months of 1998. The increases were due primarily to interest income associated with late payments on customer accounts at certain distribution subsidiaries, interest income on higher cash balances at other subsidiaries and interest on debt service reserve accounts.

     Equity in earnings of affiliates (before income taxes) increased 24%, or approximately $8 million to $41 million from the third quarter of 1997 to the same period of 1998, and increased 127%, or approximately $89 million to $159 million from the first nine months of 1997 to the first nine months of 1998. The increases were due primarily to earnings from the Company's June 1997 acquisition of its interest in CEMIG.

     Income taxes increased 50%, or approximately $10 million to $30 million from the third quarter of 1997 to the third quarter of 1998 and increased 60%, or approximately $37 million to $99 million from the first nine months of 1997 to the same period of 1998. The increases were due primarily to higher income before taxes, offset slightly in the third quarter as a result of a reduction from 34% to 32% in the Company's overall tax rate.

     Minority interest increased 450%, or approximately $18 million to $22 million from the third quarter of 1997 to the same period of 1998 and increased 520%, or approximately $52 million to $62 million from the first nine months of 1997 to the first nine months of 1998. The increases were primarily due to the acquisitions of EDEN and EDES and a wholly owned subsidiary's acquisition of a 9.4% interest in CEMIG

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

     At September 30, 1998, cash and cash equivalents totaled approximately $383 million, as compared to $302 million at December 31, 1997. The $81 million increase in cash resulted from a use of $1,360 million for investing activities which were funded by $1,304 million from financing activities and $137 million provided by operating activities. Significant investing activities included project construction at Barry, Mt. Stuart, Pak Gen and Warrior Run, the acquisitions of CLESA, Southland, and EDELAP, and proceeds from the sales of the Company's 20% interest in Hazelwood and a portion of the Company's CEMIG investment. Significant financing activities included the issuance of $1,422 million of project financing debt, $150 million of convertible junior subordinated debentures, $195 million of the Company's common stock and the repayment of $559 million in project financing debt. Net use of the Revolver was $171 million in the first three quarters of 1998. Unrestricted net cash flow of the parent company totaled approximately $346 million for the four quarters ended September 30, 1998.

     The increase in electric generation and distribution assets of $1,627 million to $5,436 million from December 31, 1997 to September 30, 1998 was due primarily to the CLESA, Southland and EDELAP acquisitions and commencement of operations at Pak Gen and Barry. The decrease in construction in progress of $154 million to $530 million was due to construction completion at Pak Gen and Barry offset by the progress payments at the other facilities in construction. Included in the current portion of project financing debt is approximately $730 million of debt associated with Sul, which is expected to be refinanced in early 1999.

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

     In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than

U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $312 million in cumulative foreign currency translation adjustment losses at September 30, 1998.

YEAR 2000

     Each of the Company's businesses is in the process of evaluating its information and non-information technology systems to identify those systems within each business and office that require modification to address the so-called year 2000 ("Y2K") problem. Included in the process, each business is also assessing possible risks posed by third-party technology system non-compliance. These review processes have progressed to various stages of identification and with varying results depending on the type and age of the hardware or software item being evaluated and the material nature of the third-party relationship. Overall, the large majority of the Company's businesses have made progress in their evaluations and are well into implementation of solutions to address the issue as well as developing contingency plans. The Company has 90 generating facilities in operation or construction and eight distribution companies, so a description of each location's efforts or construction is not practicable. However, by way of illustration, the Company offers the following.

     At the Company's Shady Point facility in eastern Oklahoma, a Y2K task force has been created that consists of people within each area of responsibility at the facility. Through discussions with equipment suppliers and manufacturers and with outside personnel and consultants, the task force feels that it has identified the major equipment and components of Shady Point that could be affected by the Y2K rollover. The Shady Point task force is currently in the implementation stage and has either already verified Y2K compliance or is in the process of verifying compliance in the facility. For instance, although it cannot say definitively, the Shady Point task force believes that the motor protection relays, turbine controls, sootblowing system, coal feeders, water analyzers, accounting software and phone system are all Y2K compliant. Whereas the metering system, water treatment sampling software and maintenance software require Y2K upgrades and components like the carbon dioxide compressors are still under evaluation by the manufacturer. While there may be new areas of concern that arise in the ongoing review process, the task force expects to complete the required upgrades by the end of the second quarter of 1999 with some of the facility operating system upgrades occurring during Shady Point's spring outage in March to May of 1999.

     As part of the review, the Shady Point task force also evaluated risks posed by year 2000 problems affecting its electricity customer, Oklahoma Gas & Electric ("OG&E"), as well as its fuel suppliers, both coal and natural gas, the latter of which is used during start-up of the facility. Shady Point's task force learned that there could be major short-term disruptions of its ability to deliver power to the grid if OG&E did not choose to upgrade its information control systems which control OG&E's electricity relay systems, as well as the embedded technology in the relays themselves. Although the problem would likely be very short-term and therefore immaterial to the Company's results of operation and financial condition, Shady Point is working to gain assurances from OG&E that its systems will be compliant and OG&E is going forward with the necessary modifications. Shady Point's task force is in a similar process with its natural gas supplier, whereas the year 2000 problem would likely have no material impact on its coal supply since that supply is mechanical in nature.

     Costs to address year 2000 issues obviously vary within each business. In the Company's distribution businesses, significantly greater Y2K modifications are needed than in the generation businesses due to the number of operating and embedded electricity delivery technology systems. As with its generation businesses, the Company's distribution businesses have begun the process of identifying, evaluating and remediating the possible effects of the year 2000 problem. In CEMIG, for example, that process started in late 1996, prior to the Company's acquisition of its interest in the business. The business expects to spend approximately $20 million to complete the remediation and finish validation by the end of the third quarter of 1999. At Light, the year 2000 project expects to spend approximately $900,000 in 1998 with another $1.6 million in 1999. The Company's generation businesses expect to spend much less to address the issue. Shady Point, for example, projects a total cost of not more than $100,000 on the Y2K problem, inclusive of outside consultants and modifications but exclusive of internal manpower costs. The Company has not made an assessment on a consolidated basis of the costs to address the issue because many of the Company's businesses are still in the process of evaluation and identification of problem areas. The Company expects that it will be able to project such costs more accurately by the end of the first quarter of 1999.

     Finally, many of the Company's businesses have established contingency plans to assure continued reliability of their operations. Worst case scenarios vary from little or no impact to inability to deliver electricity if no attempt were made to ensure year 2000 compliance. The Company expects that each of its businesses will have set out a contingency plan for continued reliability by the end of the third quarter of 1999. In the end, as the Commission noted in its release on the year 2000 subject, it is difficult to predict with certainty what truly will happen after December 31, 1999. However, based on evaluations performed by the Company's businesses to date and the ongoing remediation efforts and within the context of the risks identified by the Commission in its release, the Company believes that year 2000 issues will not materially affect its facilities, services or competitive conditions, and that the costs of addressing the Year 2000 issues will not materially impact future consolidated operating results, financial conditions or cash flows. No assurance can be provided, however, that problems associated with the Y2K conversion will not have a material impact on the Company and readers should consider this risk factor when reviewing the Company's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The company believes that there have been no material changes in exposure to market risks during the third quarter of 1998 from those set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 1997.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In August 1998, the Company sold 4.25 million shares of its common stock from its shelf registration statement for gross proceeds of approximately $189.7 million or $44.625 per share. Simultaneously, the Company issued $150 million of 4.5% convertible junior subordinated debentures due 2005. AES used the combined net proceeds from the offerings of approximately $330 million for general corporate purposes and to repay amounts outstanding under the Company's Revolving credit facility.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         3.1 Fifth Amended and Restated Certificate of Incorporation of The AES Corporation is incorporated here in by reference to
                  Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 1998 filed August 14, 1998.

         3.2 By-Laws of The AES Corporation, as amended is incorporated here in by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 1998 filed August 14, 1998.

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

         4.15 Junior Subordinated Indenture dated as of August 10, 1998, between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the 4.5% Convertible Junior Subordinated Debentures due 2005 is incorporated here in by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 1998 filed August 14, 1998.


         4.16 First Supplemental Indenture dated as of August 10. 1998, to the Junior Subordinated Indenture dated as of August 10, 1998, between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the 4.5% Convertible Junior Subordinated Debentures due 2005 is incorporated here in by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 1998 filed August 14, 1998.

         4.17 Other instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries is incorporated here in by reference to Exhibit
                  4.17 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 1998 filed August 14, 1998.

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

         11       Statement of Computation of Earnings Per Share.

         27       Financial Data Schedule.

     (b) Reports on Form 8-K.

         Registrant filed a Current Report on Form 8-K datd July 13, 1998 to disclose certain recent developments related to various acquisitions, the Registrant's statement of its ratio of earnings to fixed charges, and the announcement of its intention to offer equity and debt securities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE AES CORPORATION
                                             (Registrant)



Date:  November 16, 1998                     By: /s/ Barry J. Sharp
                                                -----------------------------
                                             Name: Barry J. Sharp
                                             Title: Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

                                                                    Sequentially
Exhibit           Description of Exhibit                           Numbered Page
-------           ----------------------                           -------------

11       Statement of Computation of Earnings Per Share.
27       Financial Data Schedule.