Form 10-K
period 1998-12-31
AES CORPORATION
filed 1999-03-30
CIK 874761

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 0-19281

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

                                                NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                       WHICH REGISTERED
          -------------------                   ------------------------
     Common Stock, par value $0.01
               per share                         New York Stock Exchange
       $2.6875 Term Convertible
         Securities, Series A                    New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
Warrants to Purchase Common Stock,
     par value $.01 per share                           NASDAQ

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

                                   -----------

     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at February 2, 1999, was $4,045,655,274. The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at February 2, 1999, was 180,567,229.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 20, 1999. Certain information therein is incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     (a)  General development of business.

OVERVIEW

     The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are helping to meet the world's needs by providing electricity to customers in many countries in a socially responsible way.

     A majority of the Company's sales of electricity are made to customers (generally electric utilities or regional electric companies) on a wholesale basis for further resale to end users. This is referred to as the electricity "generation" business. Sales by these generation companies are usually made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates, although the Company does, in certain circumstances, make sales into regional electricity markets without contracts. The Company's ownership portfolio of power facilities includes new plants constructed for such purposes ("greenfield" plants) as well as existing power plants acquired through competitively bid privatization initiatives and negotiated acquisitions.

     AES now operates and owns (entirely or in part) a diverse portfolio of electric power plants (including those within the integrated distribution companies discussed below) with a total capacity of 24,076 megawatts ("MW"). Of that total, 29% are fueled by coal or petroleum coke, 24% are fueled by natural gas, 33% are hydroelectric facilities, 6% are fueled by oil, and the remaining 8% are capable of using multiple fossil fuels. Of the total MW, 5,025 (nine plants) are located in the United States, 817 (eight plants) are in China, 1,818 (five plants) are in the U.K., 1,281 (three plants) are in Hungary, 6,456 (forty-one plants) are in Brazil, 885 (six plants) are in Argentina, 5,384 (seven plants) are in Kazakhstan (including 4,000 MW attributable to Ekibastuz which currently has a reliable capacity of approximately 25%), 210 (one plant) are in the Dominican Republic, 110 (one plant) are in Canada, 695 (two plants) are in Pakistan, 405 (one plant) are in the Netherlands, 288 (one plant) are in Australia, 282 (three plants) are in Panama (acquired in 1999) and 420 (one plant) are in India (operational control acquired in 1999).

     AES is also currently in the process of adding approximately 5,254 MW to its operating portfolio by constructing several new plants. These include a 180 MW coal-fired plant, and a 700 MW natural gas-fired plant in the United States, a 600 MW natural gas-fired plant in Brazil, a 2,100 MW coal-fired plant in China, an 830 MW natural gas-fired plant in Argentina, a 360 MW coal-fired plant in England, and a 484 MW natural gas-fired plant in Mexico.

     As a result, AES's total MW of 96 power plants in operation or under construction is approximately 29,330 and net equity ownership (total MW adjusted for the Company's ownership percentage) represents approximately 19,819 MW.

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

     AES has majority ownership in three distribution companies in Argentina, one in Brazil, one in El Salvador, a heat and electricity distribution business in Kazakhstan, one in the Republic of Georgia (operational control acquired in
1999) and less than majority ownership in three additional distribution companies in Brazil. These ten companies serve a total of approximately 13.2 million customers with gigawatt hour sales exceeding 63,000. On a net equity basis, AES's ownership represents approximately 3 million customers and gigawatt hour sales exceeding 22,000.

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

     Because of this relatively quick process or other considerations, it may not always be possible to arrange "project financing" (the Company's historically preferred financing method, which is discussed further under Item 1(c), "Narrative description of business" below. Additionally, as in the past, certain acquisitions or the commencement of construction in several greenfield developments would potentially require the Company to obtain substantial additional financing including both debt and equity.

     The Company, a corporation organized under the laws of Delaware, was formed in 1981. AES has its principal offices located at 1001 North 19th Street, Suite 2000, Arlington, Virginia 22209, and its telephone number is (703) 522-1315.

CAUTIONARY STATEMENTS AND RISK FACTORS

        The Company wishes to caution readers that the following important factors, among others, indicate areas affecting the Company which involve risk and uncertainty (see also the Company's cautionary statements made in connection with AES's Year 2000 efforts contained in its Discussion and Analysis of Financial Condition and Results of Operations which is contained in its Current Report on Form 8-K filed on March 18, 1999 (the "March 1999 Form 8-K"), which is incorporated herein by reference). These factors should be considered when reviewing the Company's business, and are relied upon by AES in issuing any forward-looking statements. Such factors could affect AES's actual results and cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, AES. Some or all of these factors may apply to the Company's businesses as currently maintained or to be maintained.

     o Changes in company-wide operation and plant availability (including wholly and partially owned facilities) compared to the Company's historical performance; changes in the Company's historical operating cost structure, including but not limited to those costs associated with fuel, operations, supplies, raw materials, maintenance and repair, people, transmission of electricity and insurance.

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

     o    Changes  in the  amount  of,  and rate of growth  in,  AES's  selling, general and administrative expenses; the impact of AES's ongoing evaluation of its development costs, business strategies and asset valuations, including, but not limited to, the effect of a failure to successfully complete certain development projects.
     o Legislation intended to promote competition in U.S. and non-U.S. electricity markets, such as those currently receiving serious consideration in the United States Congress to repeal (i) the Public Utility Regulatory Policies Act of 1978, as amended, or at least to repeal the obligation of utilities to purchase electricity from qualifying facilities, and (ii) the Public Utility Holding Company Act of 1935, as amended; changes in regulatory rule-making by the Federal Energy Regulatory Commission or other regulatory bodies; changes in energy taxes; or new legislative or regulatory initiatives in non-U.S. countries; changes in national, state or local environmental, safety, tax and other laws and regulations applicable to the Company or its operations.
     o The prolonged failure by any customer of the Company or any of its subsidiaries to fulfill its contractual payment obligations presently or in the future, either because such customer is financially unable to fulfill such contractual obligation or otherwise refuses to do so.
     o Successful and timely completion of (i) the respective construction for each of the Company's electric generating projects now under construction and those projects yet-to-begin construction or (ii) capital improvements to its existing facilities.
     o Changes in inflation, fuel, electricity and other commodity prices in U.S. and non-U.S. markets; conditions in financial markets, including fluctuations in interest rates and the availability of capital; and changes in the economic and electricity consumption growth rates in U.S. and non-U.S. countries.
     o Unusual weather conditions and the specific needs of each plant to perform unanticipated facility maintenance or outages (including annual or multi-year).
     o The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims, and changes in those items, developments or assertions by or against AES; the effect of new, or changes in, accounting policies and practices and the application of such policies and practices.
     o Changes or increases in taxes on property, plant, equipment, emissions, gross receipts, income or other aspects of the Company's business or operations.

     (b)  Financial information about industry segments.

     The Company considers its reportable  segments to be electrical  generation
and  distribution.   See  note  12  to  the  consolidated  financial  statements incorporated by reference to the Company's March 1999 Form 8-K.

     (c)  Narrative description of business.

     The Company attempts to participate in competitive power markets as they develop either through greenfield development or by acquiring and operating existing facilities or systems in these markets. The Company operates electric generating facilities that utilize natural gas, coal, oil, hydropower, or combinations thereof. In addition, the Company participates in electricity distribution and retail supply businesses and will continue to review opportunities in such markets in the future. Other elements of the Company's strategy include:

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

     The Company's focus is the wholesale generation and supply of electricity, and electricity distribution businesses and integrated utilities. Asset composition, operating margins and a variety of other business characteristics differ significantly from one type of business to another. References to power sales agreements, fuel supply agreements and plants generally mean those related to the generation business. Concession (or service) contracts, supply contracts and networks are generally associated with the distribution businesses. Integrated utilities have characteristics of both businesses. In addition, integrated utilities may generate more or less of their own electricity. For example, Light (as defined below) generates a comparatively low percentage of its own electricity while CEMIG (as defined below) generates almost all of its own electricity needs.

     Most of AES's electric generation plants sell electricity under long-term power sales contracts. The Company attempts, whenever possible, to structure the revenue provisions of its plants' power sales contracts such that changes in the revenue components of these contracts correspond, as closely as possible, to fluctuations in the cost components of the plant (primarily fuel costs). A plant's revenues from a power sales contract usually consists of two components, energy payments and capacity payments. Energy payments are based on a plant's net electrical output (the amount of electricity delivered on a kilowatt-hour basis), with payment rates usually indexed to the fuel costs of the contracting utility or to general inflation indices. Capacity payments are based on either a plant's net electrical output or its available capacity (the ratio of kilowatt hours the plant delivers to the total kilowatt hours requested by the customer). Capacity payment rates vary over the term of a power sales contract according to various schedules.

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

     The Company attempts to finance each domestic and foreign project primarily under loan agreements and related documents which, except as noted below, require the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. This type of financing is usually referred to as "project financing." The lenders under these project financing structures generally cannot look to AES or its other projects for repayment, unless such entity explicitly agrees to undertake liability. AES has explicitly agreed to undertake certain limited obligations and contingent liabilities, most of which by their terms will only be effective or will be terminated upon the occurrence of future events. These obligations and liabilities take the form of guarantees, letter of credit reimbursement agreements, and, in certain circumstances, agreements to pay to project lenders or other parties amounts up to the amounts of distributions previously made by the applicable subsidiary or affiliate to AES. To the extent AES becomes liable under guarantees and letter of credit reimbursement agreements, distributions received by AES from other projects are subject to the possibility of being utilized by AES to satisfy these obligations. To the extent of these obligations, the lenders to a project effectively have recourse to AES and to the distributions to AES from other projects. The aggregate contractual liability of AES is, in each case, usually a small portion of the aggregate project debt, and thus the project financing structures are generally described herein as being "substantially non-recourse" to AES and its other projects.

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

     Fun - AES desires that people employed by the Company and those people with whom the Company interacts have fun in their work. AES's goal has been to create and maintain an environment in which each person can flourish in the use of her or his gifts and skills and thereby enjoy the time spent at AES.

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

AES BUSINESSES

     The following tables set forth information regarding the Company's businesses that are in operation or under construction. A further description of each business follows the tables. For a description of risk factors and additional factors that may apply to the Company's businesses, see also the information contained under the caption "Cautionary Statements and Risk Factors" in Item 1 above, and Item 7, "Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the March 1999 Form 8-K.

--------------------------------------------------------------------------------------------------------------------------
                                                     YEAR OF
                                                  ACQUISITION OR     APPROXIMATE
                                                   COMMENCEMENT      CAPACITY IN                             AES EQUITY
GENERATION                                        OF COMMERCIAL       MEGAWATTS      GEOGRAPHIC               INTEREST
FACILITIES IN OPERATION          FUEL               OPERATIONS          (MWS)        LOCATION                (PERCENT)
--------------------------------------------------------------------------------------------------------------------------
North America
-------------
Deepwater                        Pet coke              1986                143       Texas, U.S.                 100
Beaver Valley                    Coal                  1987                125       Pennsylvania, U.S.           80
Placerita                        Gas                   1989                120       California, U.S.            100
Thames                           Coal                  1990                181       Connecticut, U.S.           100
Shady Point                      Coal                  1991                320       Oklahoma, U.S.              100
Hawaii                           Coal                  1992                180       Hawaii, U.S.                100
Kingston                         Gas                   1997                110       Canada                       50
Alamitos                         Gas                   1998              2,083       California, U.S.            100
Redondo Beach                    Gas                   1998              1,310       California, U.S.            100
Huntington Beach                 Gas                   1998                563       California, U.S.            100

Latin America
-------------
San Nicolas                      Multiple              1993                650       Argentina                    69
Rio Juramento (2 plants)         Hydro                 1995                112       Argentina                    98
San Juan (2 plants)              Hydro/Gas             1996                 78       Argentina                    98
Light (4 plants)                 Hydro                 1996                788       Brazil                       14
CEMIG (37 plants)                Hydro                 1997              5,668       Brazil                        9
Los Mina                         Oil                   1997                210       Dominican Republic          100
Quebrada de Ullum                Hydro                 1998                 45       Argentina                   100
EGE Bayano (2 plants)            Hydro/Thermal         1999                192       Panama                       49
EGE Chiriqui                     Hydro                 1999                 90       Panama                       49

Asia and the Pacific
--------------------
Cili Misty Mountain              Hydro                 1994                 26       China                        51
Yangchun Sun Spring              Oil                   1995                 15       China                        25
Wuxi Tin Hill                    Oil                   1996                 63       China                        55
Wuhu Grassy Lake                 Coal                  1996                250       China                        25
Ekibastuz                        Coal                  1996              4,000       Kazakhstan                   70
Chengdu Lotus City               Gas                   1997                 48       China                        35
Tau Power (6 plants)             Coal/Hydro            1997              1,384       Kazakhstan                   85
Hefei Prosperity Lake            Oil                   1997                115       China                        70
Jiaozuo Aluminum Power           Coal                  1997                250       China                        70
Lal Pir                          Oil                   1997                344       Pakistan                     90
Pak Gen                          Oil                   1998                351       Pakistan                     90
Aixi Heart River                 Coal                  1998                 50       China                        70
OPGC                             Coal                  1998                420       India                        49
Mt. Stuart                       Oil                   1999                288       Australia                   100

Europe
------
Kilroot (NIGEN)                  Coal/Oil              1992                520       United Kingdom               47
Belfast West (NIGEN)             Coal                  1992                240       United Kingdom               47
Medway                           Gas                   1995                688       United Kingdom               25
Borsod                           Coal                  1996                171       Hungary                      63
Tisza II                         Oil/Gas               1996                860       Hungary                      96
Tiszapalkonya                    Coal                  1996                250       Hungary                      96
Indian Queens                    Gas                   1997                140       United Kingdom              100
Elsta                            Gas                   1998                405       Netherlands                  50
Barry                            Gas                   1998                230       United Kingdom              100
-----                            ---                   ----                ---       --------------              ---
TOTALS                                                                  24,076

----------------------------------------------------------------------------------------------------------------------------
                                                   PROJECTED YEAR OF     APPROXIMATE
                                                     COMMENCEMENT        CAPACITY IN                            AES EQUITY
GENERATION FACILITIES                               OF COMMERCIAL         MEGAWATTS      GEOGRAPHIC              INTEREST
UNDER CONSTRUCTION               FUEL                OPERATIONS*           (MWS)          LOCATION               (PERCENT)
----------------------------------------------------------------------------------------------------------------------------
Warrior Run                      Coal                   1999                 180         Maryland                     100
Yangcheng Sun City               Coal                   2000               2,100         China                         25
Uruguaiana                       Gas                    2000                 600         Brazil                       100
Merida III                       Gas                    2000                 484         Mexico                        55
Fifoots Point                    Coal                   2000                 360         U.K.                         100
Parana                           Gas                    2001                 830         Argentina                     67
Ironwood                         Gas                    2002                 700         Pennsylvania                 100
-------------                    ----                   ----                 ---         ----                         ---
TOTALS                                                                     5,254

* Dates for commencement of commercial operation are projections only and may be subject to change.

------------------------------------------------------------------------------------------------------------------------------
                                                 APPROXIMATE NUMBER                                                 AES EQUITY
                                    YEAR OF            OF                 APPROXIMATE      GEOGRAPHIC                INTEREST
DISTRIBUTION FACILITIES          ACQUISITION     CUSTOMERS SERVED        GIGAWATT HOURS    LOCATION                  (PERCENT)
------------------------------------------------------------------------------------------------------------------------------
Light                                 1996            2,700,000              19,981        Rio de Janeiro, Brazil        14
EDEN                                  1997              270,000               3,572        Buenos Aires, Argentina       60
EDES                                  1997              129,000               1,182        Buenos Aires, Argentina       60
CEMIG                                 1997            4,143,000              32,179        Minas Gerais, Brazil           9
Tau Power/Altai                       1997              150,000               2,000        Kazakhstan                    75
Sul                                   1997              804,000               5,772        Porto Alegre, Brazil         96
CLESA                                 1998              188,000                 561        Santa Ana, El Salvador        64
Electropaulo                          1998            4,319,000              34,789        Sao Paulo, Brazil             10
EDELAP                                1998              278,000               2,000        Buenos Aires, Argentina       60
Telasi                                1998              370,000               2,200        Tbilisi, Georgia              75
------                                ----              -------               -----        ----------------              --
TOTALS                                               13,351,000             104,236

BUSINESSES IN NORTH AMERICA

     AES currently owns and operates, through subsidiaries and affiliates, ten generation facilities in the United States and Canada representing approximately 5,135 MW.

     Deepwater is a 143 MW petroleum coke-fired cogeneration facility located near Houston, Texas. Fuel is supplied from the adjacent Lyondell Citgo refinery under an all-requirements contract with Thyssen Citgo Petcoke Corp. that extends through the end of the second quarter of 2000. The facility sells electricity under two marketing agreements which expire December 31, 1999 to Dynegy Marketing and Trade, and Williams Energy Marketing and Trade. Its remaining output is delivered as available to Houston Lighting and Power Company under Qualifying Facility tariffs. Thereafter Deepwater has committed essentially all of its capacity under a contract with Texas Untilities Electricity Company for the period January 1, 2000 through December 31, 2001. Although Deepwater commenced commercial operation in 1986, making it the first of AES's commercial plants, the Company did not gain control of the facility until 1995.

     Beaver Valley is a 125 MW pulverized coal-fired cogeneration facility located in Monaca, Pennsylvania. AES is the managing partner and operator of Beaver Valley. West Penn Power Company purchases electricity produced by the plant under a power sales contract with a remaining term of approximately 18 years. The facility sells steam to NOVA Chemicals Inc. for use in its chemical processing activities under a requirements contract with a remaining term of approximately four years.

     Placerita is a 120 MW natural gas-fired, combined-cycle cogeneration facility near Los Angeles, California. In December 1998, Placerita executed an agreement to sell its power purchase agreement with Southern California Edison ("Edison") for a lump-sum payment, completion of which is subject to approval by the California Public Utilities Commission (the "CPUC"). If approved by the CPUC, Placerita will use the proceeds of the sale to (i) redeem its project financing loan and (ii) buyout its existing leveraged lease from Ford Motor Credit as well as certain of the facility's existing steam and fuel contracts. Placerita thereafter will sell electricity into the newly established California Power Exchange.

     Thames is a 181 MW coal-fired, circulating fluidized bed ("CFB") cogeneration plant located in Montville, Connecticut. Power generated by Thames is sold to Connecticut Light and Power Company under a contract with a remaining term of approximately 16 years. Thames also sells steam to Stone Container Paperboard Corporation for use in its recycled paperboard plant located adjacent to the plant.

     Shady Point is a 320 MW coal-fired, CFB cogeneration plant in LeFlore County, Oklahoma. The Shady Point facility includes a 240-ton per day food grade, liquid CO2 plant, which utilizes in its CO2 production processes approximately 65,000 pounds per hour of process steam produced by the plant. Shady Point sells electricity to Oklahoma Gas and Electric Company under a contract with a remaining term of approximately 9 years.

     Hawaii is a 180 MW coal-fired, CFB cogeneration plant located in Kapolei, Oahu, Hawaii. Hawaii sells electricity to Hawaiian Electric Company, Inc. under a contract with a remaining term of 25 years. Steam generated by the plant is sold to Chevron USA Inc. for use in its oil refining operations under a steam sales agreement with a remaining term of 15 years.

     Kingston is a 110 MW gas-fired, combined-cycle cogeneration facility located in Ernestown Township, Ontario. Kingston is owned by a partnership comprised of AES and two partners, each owning 25 percent. The plant began commercial operations in February 1997 and operates as a baseload facility. Energy generated by the plant is sold to Celanese Canada, Inc. in the form of steam and Dowthern. The Company operates the business through various agreements entered into at the time of its acquisition of its interest in the facility.

     AES Alamitos, AES Redondo Beach and AES Huntington Beach are natural gas-fired facilities with a combined generating capacity of 3,956 MW located in southern California. Each of the facilities sells its electricity to Williams Energy Services Company ("Williams") pursuant to long-term tolling agreements. Under the agreements, Williams delivers natural gas to the plants and owns and markets the electrical output. AES completed its acquisition of the three stations from Edison for approximately $786 million in May 1998 in association with Edison's divestiture of the bulk of its generating capacity. In connection with the acquisition, AES Southland, a wholly owned subsidiary of the Company, obtained $713 million of non-recourse project financing. Pursuant to California's electricity restructuring law, Edison will remain under contract to operate and maintain the facilities until May 2000, after which AES will assume operations.

BUSINESSES IN LATIN AMERICA

     AES currently owns and operates, through subsidiaries and affiliates, fifty-one generating facilities in Latin America representing approximately 7,833 MW. In addition, AES has majority ownership in three distribution companies in Argentina, one in Brazil and one in El Salvador, and less than majority ownership in three additional integrated distribution companies in Brazil. These eight distribution companies serve a total of more than 12.8 million customers with gigawatt hour sales exceeding 100,000.

     San Nicolas is a 650 MW power plant in San Nicolas, Argentina. San Nicolas sells a total of 345 MW of electricity (approximately 53 percent of the plant's output capability) under two power sales contracts, each with a remaining term of three years. Under the contracts three distribution companies all of which are controlled by AES through its ownership interest in Empresa Distribuidora de Energia Norte S.A. ("EDEN"), Empresa Distribuidora de Energia Sur S.A. ("EDES") and Empresa Distribuidora de La Plata S.A. ("EDELAP") (all described below), purchase 345 MW of electricity. The plant sells additional electricity, when it is profitable to do so, into the Argentine spot market.

     Hidroelectrica Rio Juramento S.A. ("Rio Juramento") is a 112 MW hydroelectric station in the province of Salta, Argentina. The station consists of a 102 MW facility with a large storage reservoir capable of inter-year storage, and a 10 MW facility capable of inter-seasonal storage. Rio Juramento has exclusive rights to operate the facility under a long-term concession agreement, and sells electricity in the Argentine spot market.

     Hidrotermica San Juan, S.A. ("San Juan") is the owner and operator of two power generating facilities totaling 78 MW in the province of San Juan, Argentina. San Juan includes a 45 MW hydroelectric power plant and a 33 MW gas combustion power plant.

     Los Mina is a 210 MW oil-fired, simple-cycle power plant located in Santo Domingo, Dominican Republic. Los Mina operates two simple-cycle combustion turbine generators on land adjacent to a government owned electricity substation, and supplies power to the interconnected grid of the Corporacion Dominicana de Electricidad ("CDE"), the government-owned utility. The facility burns oil supplied by Shell. The facility began operations in May 1996. Due to a design flaw, Los Mina has experienced recurring turbine blade failure and was out of service and unable to provide electricity in several instances during the period prior to and after the date of AES's acquisition of the facility in 1997. Modified blades have been installed in both of Los Mina's units and the availability of the plant has reached 100% during 1998 and Los Mina is processing claims with its insurer for recovery of the cost of repairs. Furthermore, hurricane Georges caused a contractually defined force maejure event to occur during the third quarter of 1998 which is affecting CDE's ability to accept power from Los Mina. Although no assurance can be given that Los Mina will be able to collect on the insurance claims, the Company believes that the outcome of the matter will not have a material adverse effect on its consolidated financial position, results of operation or cash flows.

     Quebrada de Ullum is a 45 MW hydroelectric plant located on the San Juan River in San Juan Province, Argentina. The Company acquired the facility and began operations in April 1998 as part of a 40-year concession agreement it signed with the Province for its 230 MW Caracoles project. The project is a mixed hydroelectric/irrigation system that, when completed, will consist of the existing Quebrada de Ullum plant and two newly constructed dams and their associated facilities. The Province of San Juan, with credit support from the Republic of Argentina, is providing the funds for the irrigation portion of the project.

     Empresa de Generacion Chiriqui S.A. ("EGE Chiriqui") and Empresa de Generacion Bayano ("EGE Bayano") are two Panamanian hydroelectric generation businesses. EGE Bayano is comprised of a 150 MW hydro facility and 42 MW of thermal capacity, located near Panama City, Panama. EGE Chiriqui is comprised of two existing run-of-river hydro facilities for a total of 90 MW in the western part of Panama in the mountains near Costa Rica. EGE Bayano and EGE Chiriqui sell their power pursuant to five-year contracts with local distribution companies that were privatized in September 1998 (now owned by Union Fenosa and Constellation). Thereafter, the units will sell their capacity and energy on the spot market or under new contracts with the distribution companies. The Company purchased EGE Chiriqui and EGE Bayano in January 1999 from Instituto de Recursos Hidraulicos y Electrificacion ("IRHE"), a government-owned utility company in Panama, for approximately $91 million. The Company owns 49% of both businesses with IRHE retaining a 49% share of the companies and the remaining 2% to be owned by employees. Pursuant to an agreement entered into as part of the acquisition, the Company controls both businesses.

     Light Servicos de Electricidade, S.A. ("Light") is a Brazilian electric power generation, transmission and distribution system serving 28 municipalities in the state of Rio de Janeiro, Brazil. Light is controlled by a consortium comprised of AES, Electricite de France, Reliant Energy Industries, Inc., Houston Industries, Companhia Siderurgica Nacional and Banco Nacional de Desenvolvimento Economico E Social (the "Light Consortium"). In connection with the purchase of the controlling interest by the Light Consortium in 1996, the Ministry of Mines and Energy of Brazil granted a 30-year concession to Light which obligates Light to provide electric services to all customers within its concession. Light generates about 16 percent of the total electricity it distributes through four hydroelectric complexes having an aggregate installed generating capacity of approximately 788 MW. Light purchases 53% of its distributed electricity from Furnas Centrais Electricas S.A., a power generation and transmission company owned by Eletrobras, and the remaining 31% is purchased from Itaipu Binacional, a power generation company owned by the Republic of Brazil and the Republic of Paraguay ("Itaipu"). AES has principal responsibility within Light for all matters relating to the generation and purchase for distribution of all electricity through its participation in the Light Consortium.

     Companhia Energetica de Minas Gerais ("CEMIG") is an integrated electric utility serving the State of Minas Gerais in Brazil. Through a consortium consisting of AES and two partners (the "CEMIG Consortium"), AES has significant operating influence over CEMIG, including the right to appoint its chief operating officer, and otherwise shares control of CEMIG with the State of Minas Gerais. As it did with Light, the Ministry of Mines and Energy of Brazil granted concessions to CEMIG pursuant to the terms of six concession agreements which obligate CEMIG to provide electric services to all customers within its concession, and authorizes CEMIG to charge its customers a tariff for electric services. CEMIG transmits and distributes electricity, generated or purchased by it, to substantially all areas in Minas Gerais. In addition to the approximately 5,668 MW of mostly hydroelectric power it generates through its interest in 37 facilities, CEMIG also purchases approximately 33% of its electricity sales from Itaipu.

     In the first quarter of 1999, the Governor of the State of Minas Gerais formed a commission of inquiry charged with investigating whether the privatization of CEMIG violates CEMIG's corporate statutes and whether the sale process violated Minas Gerais or Brazilian federal law. A state legislative committee and a commission of state attorneys currently are conducting hearings on the matter. No action has been filed against AES or its partners in CEMIG and AES has not had the opportunity to testify in front of the legislative committee regarding its acquisition. In addition, there have been two suits filed against the State of Minas Gerais in relation to the sale. The first attempts to set aside the auction itself as being invalidly held and conducted and the second questions the validity of the shareholders agreement under which AES acquired its interest in CEMIG. Brazilian courts have rendered decisions in the second suit that upholds the sale processes and the shareholders agreement. AES, the CEMIG Consortium and CEMIG are not defendants in either of these suits.

     Based on the Company's investigation of the items currently under review by the legislative committee as well as the two claims, AES believes the auction process and the shareholders agreement were and are in compliance with state and federal law. If AES is named as a defendant in either of the cases or called to testify by the legislative committee, it plans to vigorously defend its acquisition of its interest in CEMIG. The Company believes that if the State of Minas Gerais or a Brazilian court were to overturn the sale, the State would be obligated to fully compensate AES.

     EDEN and EDES are two privatized former state-owned Argentine distribution companies. EDEN and EDES have 95-year territorial exclusive franchise concessions and serve approximately 400,000 customers in the northern and southern portions of the Province of Buenos Aires. EDEN and EDES purchase their electric power through both spot market purchases in the wholesale electricity market and contract purchases from San Nicolas, which is also controlled by AES. The San Nicolas contract, which expires in 2001, provides for purchases of approximately 2,332 gigawatt hours of electricity per year.

     Sul is an electricity distribution company that provides electricity to the central and western portion of the State of Rio Grande do Sul, Brazil. Sul has an exclusive concession to distribute electricity to its service area that expires in 2027. Sul's location in the State of Rio Grande do Sul borders Argentina which may allow AES to integrate its Brazilian and Argentine operations. Sul will be one of AES Uruguaiana's customers (described below in "Projects under Construction").

     Compania de Luz Electrica de Santa Ana ("CLESA") is an electricity distribution company located in Santa Ana, El Salvador. In February 1998, the Company acquired approximately 80% of the outstanding shares of CLESA for a purchase price of approximately $97 million. The shares were purchased from Comision Ejecutiva Hidroelectrica del Rio Lempa ("CEL"), a government-owned utility company, in an auction held in January 1998. In May 1998, Energia Global International, Ltd. purchased 20% of AES's interest in CLESA from AES for approximately $15 million under an option agreement negotiated during the acquisition. CLESA serves 188,000 customers and its area of service borders Guatemala and Honduras to the north. CLESA purchases its electricity in the local spot market and from CEL under an annual contract.

     EDELAP is an electric distribution company located in the province of Buenos Aires, Argentina. In June 1998, a subsidiary of AES acquired 90% of EDELAP for approximately $355 million from a joint venture between Reliant Energy Industries, Inc. and a subsidiary of Techint S.A., an Argentine industrial firm. EDELAP serves approximately 278,000 customers in and around the city of La Plata, the capital of Buenos Aires Province. EDELAP purchases electricity it sells to retail customers from other generators, including AES's San Nicolas. In November 1998, the Company sold one-third of its 90% interest in EDELAP to a Public Service Enterprise Group, Inc. ("PSEG") subsidiary for approximately $61 million and a proportionate percentage of related project debt. The effect of the sale leaves AES with a 60% controlling interest in EDELAP with a 30% interest owned by PSEG and the remaining 10% owned by an EDELAP employee fund.

BUSINESSES IN ASIA AND THE PACIFIC

     In Asia and the Pacific, AES currently operates and owns (entirely or in part), through subsidiaries and affiliates, interests in nineteen generation facilities representing approximately 7,604 MW of generating capacity. In addition, AES has majority ownership and operates the heat distribution networks of Altai in Kazakhstan.

     The Company founded AES China Generating Co. Ltd. ("AES Chigen") in December 1993 to develop, acquire, finance, construct, own and operate electric power generation facilities in the People's Republic of China ("China" or the "PRC"). AES Chigen has developed nine power projects which currently are in operation or under construction in China.

     Cili Misty Mountain, located in Cili County, Hunan Province, PRC, consists of three hydroelectric generating units amounting to 26 MW. Cili Misty Mountain is owned by Xiangci-AES, a 25-year joint venture formed by Hunan Cili Electric Power Company and AES Chigen. Power is purchased by Hunan Cili Electric Power Company.

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

     Wuxi Tin Hill is an oil-fired, combined cycle power plant which consists of a 48 MW gas turbine generating facility and a 15 MW heat recovery steam turbine generating facility located in Xishan (previously known as Wuxi County), Jiangsu Province, PRC. The gas turbine generating plant commenced commercial operation in March 1996. The heat recovery steam turbine generating plant commenced commercial operation in the first quarter of 1997. Wuxi Tin Hill is owned by Wuxi-AES-CAREC and Wuxi-AES- Zhonghang, two 16-year cooperative joint ventures formed among AES Chigen and China National Aero-Engine Corporation ("CAREC") and Wuxi Power Industry. Xishan Electricity Management Office purchases the power and steam generated by the plant in accordance with a 16-year purchase contract. Fuel to the plant is supplied via two local State-owned oil companies under 16-year contracts.

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

     Chengdu Lotus City is a 48 MW natural gas-fired power plant located in Chengdu, Sichuan Province, PRC. Construction of the power plant commenced in September 1996 and commenced commercial operation during 1997. Chengdu Lotus City is owned by Chengdu AES-Kaihua, a 16-year cooperative joint venture formed by AES Chigen, Huaxi Electric Power Shareholding Company Ltd. ("Huaxi"), Huachuan Petroleum & Natural Gas Exploration ("Huachuan") and Development Company and CAREC. Huaxi purchases the facility s generated power and Huachuan provides fuel, both pursuant to separate 15-year agreements.

     Hefei Prosperity Lake is an oil-fired combined cycle power plant consisting of two 38 MW gas turbine generating units ("gas turbine unit") and one 39 MW heat recovery steam turbine generating unit ("steam turbine unit"). It is located within the boundaries of an existing 325 MW coal-fired power plant in Hefei, Anhui Province, PRC. Construction of the power plant commenced in November 1996. The gas turbine unit commenced commercial operation in the third quarter of 1997 and the steam turbine unit went into commercial operation in the fourth quarter of 1998. Hefei Prosperity Lake is owned Liyuan-AES and Zhongli Energy, two 16-year cooperative joint ventures formed among a subsidiary of AES Chigen, Hefei Municipal Construction and Investment Company and by Anhui Liyuan Electric Power Development Company Limited. Anhui Provincial Electric Power Corporation purchases power from the plant pursuant to a 16-year operation and off-take contract.

     Jiaozuo Aluminum Power is a 250 MW coal-fired power plant located adjacent to the Jiaozuo Aluminum Mill ("Jiaozuo Mill") in Jiaozuo, Henan Province, PRC. The first 125 MW unit of the power facility commenced commercial operation in 1997, while the second unit became commercial in 1998. Jiaozuo Aluminum Power is owned by Jiaozuo Wan Fang, a 23-year cooperative joint venture owned 70 percent by an AES Chigen wholly-owned subsidiary and 30 percent by Jiaozuo Mill. Power is purchased under 23-year contracts by Jiaozuo Mill and by the Henan Electric Power Corporation. Jiaozuo Aluminum Power purchases fuel under one-year negotiated contracts from the local area.

     Ekibastuz is a 4,000 MW (design capacity) mine-mouth, coal-fired power facility in eastern Kazakhstan. Due to economic difficulties over the ten years prior to the Company's purchase, the facility has experienced a reduction in performance and has operated at a capacity factor of up to approximately 25 percent. In its 1996 acquisition of the facility, AES agreed to increase the capacity to 63 percent over a five-year period (contingent on the purchaser's performance of its obligations under the power sales contract). For a further description of Ekibastuz, see the information contained in the section entitled "Results of Operations" contained in Item 7, "Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the March 1999 Form 8-K.

     Tau Power, also known as Altai, is a joint venture owned by AES and Israel-based Suntree Power. In October 1997, Tau Power completed its acquisition and takeover of two hydroelectric stations and four combined heat and power stations in the province of East Kazakhstan. The total electric capacity of the stations included in the agreement is 1,384 MW, with additional thermal capacity of over 1,000 MW electric equivalent. The power stations included in the agreement signed are: the 332 MW Ust-Kamenogorsk GES, the 702 MW Shulbinsk GES, the 240 MW Ust-Kamenogorsk TETS, the 50 MW Leninogorsk TETS, the 50 MW Sogrinsk TETS and the 10 MW Semipalatinsk TETS. Included in the transaction, AES obtained ownership and control of the retail sales department of the former utility and assumed the existing power supply contracts with the fifty largest customers in East Kazakhstan, including the electricity distribution companies. Altai controls and operates the local heat distribution networks supplying heat to approximately 150,000 customers in its service area.

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

     Aixi Heart River is a 50 MW coal-fired CFB power plant located in Nanchuan, Sichuan Province, PRC that commenced commercial operation in 1998. Aixi Heart River is owned by Fuling Aixi, a 25-year cooperative joint venture formed by Sichuan Fuling Banxi Colliery and a wholly owned subsidiary of AES Chigen. The minority partner will provide fuel to the plant and Sichuan Fuling Power Company will purchase the power generated by the facility, both pursuant to separate 25-year agreements.

     In January 1999, the Company completed its acquisition of a 49% share in the Orissa Power Generation Corporation ("OPGC") for approximately $144 million from the government of the eastern Indian State of Orissa. OPGC owns and operates a 420 MW mine-mouth coal-fired power station in the State of Orissa. OPGC will be managed by the Company in accordance with a shareholders' agreement between a subsidiary of the Company and the State of Orissa. Electricity from the plant is sold to the Grid Corporation of Orissa under the terms of a 30-year power purchase agreement. The base load facility generates low cost competitive electricity and is located adjacent to the 500 MW Ib Valley greenfield project that is being developed by AES which is discussed below.

     Mt. Stuart is a 288 MW power station located at Townsville, North Queensland, Australia that commenced commercial operation on January 1, 1999. The facility consists of two 144 MW open-cycle gas turbines. The plant burns liquefied petroleum gas and sells electricity to the Queensland Transmission and Supply Corporation under a 10-year power purchase agreement. Mt. Stuart operates as a peaking station and, therefore, it is estimated that the facility will operate for only three to five percent of the year.

BUSINESSES IN EUROPE

     AES currently owns and operates, through subsidiaries and affiliates, nine plants in Europe representing approximately 3,504 MW. In addition, AES has majority ownership in an electricity distribution company in the Republic of Georgia.

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

     Medway Power Limited is a 688 MW combined cycle gas-fired power plant in Southeast England on the Isle of Grain. Medway is owned by a joint venture among an AES subsidiary and subsidiaries of Southern Electric plc ("Southern") and SEEBOARD plc ("SEEBOARD"). The plant began operations in November 1995. AES, through a subsidiary, operates and maintains the plant. Medway Power sells its entire output through national electricity pool trading arrangements (the "Pool") at prices based on the supply of, and demand for, electricity available in the Pool. In addition, Medway

Power has entered into a so-called Contract for Differences with each of Southern and SEEBOARD. Under the contracts, Southern and SEEBOARD pay Medway Power capacity payments based on the plant's available capacity, and energy cost payments based on the plant's actual sales of electricity to the Pool. The contracts reflect fuel costs and the variable transmission charges incurred for delivery of the electricity. The basis of the contracts is 660 MW such that sales in excess of 660 MW are sold into the Pool at market prices.

     Tiszai Eromu Rt. owns and operates three power plants totaling 1,281 MW of gross capacity and two associated coal mines in Hungary. The plants consist of
(i) the Tisza II facility, an 860 MW oil and natural gas-fired facility, (ii) the Tiszapalkonya facility, a 250 MW coal-fired facility, and (iii) the Borsod facility, a 171 MW coal-fired facility. Each plant sells electricity to Magyar Villamos Muvek Rt., a Hungarian, state-owned integrated utility. Tisza II's contract with MVM was to expire in 2010, but in 1998 Tisza II executed an extension on its contract to run through 2017 and allow the facility to deliver 60 MW more of capacity through upgrades to the facility. Borsod's contract with MVM expires in 2001 and development work for the replacement of the Borsod facility has been ongoing. Tiszapalkonya's contract to supply power to MVM expires in 2000.

     Indian Queens is a 140 MW oil-fired, simple cycle plant located in Cornwall County, England. The plant began commercial operation in October, 1996. Power generated by Indian Queens is sold into the national electricity pool in the UK. Indian Queens, because of its design, also sells ancillary services to the National Grid Company, the operator of the UK's high-voltage transmission system.

     Elsta is a 405 MW gas-fired, combined-cycle cogeneration plant that achieved commercial operation in September 1998 located at the chemical manufacturing facilities of Dow Benelux N.V. in the Zeeland Province of the Netherlands. AES owns 50% of Elsta and the remaining interest in Elsta is held equally by two Dutch utilities: N.V. Delta Nutsbedrijven ("Deltan") and N.V. Provinciale Noordbrabantse Energie-Maatschappij ("PNEM"). Pursuant to a 20-year power sales agreement, Dow Benelux purchases between 85 and 125 MW of electrical capacity, and an average of 500 MT/hr of multi-pressure process steam energy. Dow Benelux also has dispatch rights on steam energy subject to minimum and maximum purchase obligations. The project's minority partners, Deltan and PNEM, have agreed to purchase electrical capacity from the plant not purchased by Dow (280-320 MW) for an initial contract period of 20 years following the commercial operation date.

     Barry is a 230 MW gas-fired combined cycle facility located in Barry, South Wales, United Kingdom. Construction began in October 1996 and the facility commenced commercial operation in the third quarter of 1998. The Barry facility sells electricity into the national electricity spot market in the United Kingdom. In February 1997, Barry raised 112 million British Pound Sterling of non-recourse project financing, underwritten solely by The Industrial Bank of Japan, Limited.

     Telasi is the electricity distribution company of Tbilisi, Georgia. In December 1998, the Company completed its acquisition of a 75% interest in Telasi for approximately $26 million. It was acquired from the Georgian government, which sold this stake in Telasi pursuant to a competitively bid process marking the first significant privatization in the Georgian power sector. Telasi serves 370,000 industrial, commercial, and residential customers or roughly half of the total power needs of Georgia. Telasi operates no power plants but rather purchases power from the state-owned electric utility, Sakenergo, as well as directly from a number of hydro-electric stations. As part of the acquisition, the Company has the right to purchase some of those hydro facilities.

     For a further description of the tariff rate structures, the tariff rate adjustment escalators and the currency exchange rate adjustments that may affect the tariff structures in future years for AES's distribution businesses, especially those located in Latin America, please see the information contained in Item 7, "Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the March 1999 Form 8-K.

PROJECTS UNDER CONSTRUCTION

     In September 1995, AES successfully completed the financing and began construction of Warrior Run, a 180 MW coal-fired thermal cogeneration facility near the city of Cumberland in Allegheny County, Maryland. Engineering, procurement and construction of the project under a turn-key contract with Raytheon Engineers & Contractors, Inc. and ABB/Combustion Engineering is expected to be completed in the fourth quarter of 1999. Potomac Edison, a subsidiary of Allegheny Power System, Inc. will purchase electricity under a 30-year agreement, which has been approved by the Maryland Public Service Commission.

     The Company began preliminary construction work on its Parana project in September 1997. Parana is an 830 MW gas-fired, combined cycle power plant. Parana will be located in San Nicolas, Argentina, adjacent to San Nicolas, in which AES owns a controlling interest. Parana is in the process of arranging for project financing for the facility and has entered into a lump sum, turnkey construction contract with Nichimen Corporation and Mitsubishi Heavy Industries for the plant. Project output will be sold into the Argentine electric market. Total capital cost is estimated at $440 million, and the project is expected to commence commercial operation in 2001.

     Yangcheng Sun City, currently under construction, is a 2,100 MW coal-fired mine-mouth power plant located in Yangcheng, Shanxi Province, PRC. Construction of the power plant commenced in the second quarter of 1997 and AES made its initial equity investment in the third quarter of 1997. AES Chigen, through a wholly-owned subsidiary, is responsible for overseeing the management of construction and operations of the plant. AES Chigen is committed to invest $98 million of equity in the project and will own 25 percent of the 20-year joint venture with five other partners owning the remaining 75 percent. The project will be funded with $1.21 billion of debt provided by the China Construction Bank, China State Development Bank, U.S. Export-Import Bank, and Kreditanstalt fur Wiederaufbau (KfW) and $393 million of equity.

     Yangcheng Sun City is one of the first "coal-by-wire" power projects in China. The power will be produced in Shanxi Province and shipped via a 755 kilometer transmission line to Jiangsu Province, a coastal province. The project is being constructed over a 60-month period by the Shanxi Provincial Power Company under a fixed-price, fixed-schedule turnkey contract. The first unit is scheduled to commence commercial operation in 2000. Low sulfur coal will be supplied by the Shanxi Provincial Coal Transportation and Sales Company.

     In 1998, the Company began constructing a 484 MW combined-cycle, gas fired power generation facility ("Merida III") in the city of Merida, Yucatan, Mexico. The Comision Federal de Electricidad ("CFE"), a decentralized public agency of the Federal Government of the United Mexican States selected a consortium led by AES to develop, construct, own, operate and maintain Merida III. Merida III will consist of two natural gas-fired turbines, two heat recovery steam generators, a single steam turbine, and certain other common facilities. Engineering, procurement and construction of the project is under a turn-key contract with Westinghouse that began in 1998 and is expected to be completed in 2000. CFE will purchase energy and capacity from Merida III under a 25-year agreement signed by CFE and Merida III in March of 1997. In June 1998, the Company raised $173 million of non-recourse project financing for constructing Merida III from a consortium of institutions, including the Japan Export-Import Bank and the International Financial Corporation.

     In 1998, AES began constructing a 600 MW gas-fired combined cycle power plant to be located at the border city of Uruguaiana, in the State of Rio Grande do Sul, Brazil ("AES Uruguaiana"). AES Uruguaiana will purchase gas from
Argentina and sell its electrical output under a 20-year power purchase agreement to the privatized distribution companies that made up CEEE, the former electric distribution company for the State of Rio Grande do Sul, Brazil. One of these distribution companies is AES Sul, which the Company operates and in which it owns an approximately 96% interest

(see above description of that business). Uruguaiana will consist of two gas-fired turbines, two heat recovery steam generators and a single steam turbine. Engineering, procurement and construction of the project is under a turn-key contract with Siemens Westinghouse. The plant is expected to reach full commercial operations in the third quarter of 2000.

     In January 1998, the Company acquired AES Fifoots Point for 5.2 million British Pounds Sterling. AES Fifoots Point is a 360 MW coal-fired generating plant located near Newport, South Wales that was decommissioned by National Power in 1995; the plant was originally commissioned between 1961 and 1963. The Company intends to refurbish AES Fifoots Point and executed a re-construction agreement with a consortium of General Electric International, Inc. and ABB Combustion Services in December 1999 that provides for the plant to be in commercial operation by January 2000. Total capital cost for the project is an estimated 109 million pounds. Following refurbishment, the plant is expected to have a gross electricial output of 393 MW and deliver power to the U.K. power pool. Coal will be provided by Celtic Energy under a 10-year agreement wherein the coal price is indexed to the market price of electricity. The Company is in the process of arranging for project financing for AES Fifoots Point and expects a closing to occur early in the second quarter of 1999. The Company can provide no assurances, however, that the financing will occur and the project is subject to a number of other risks including those relating to construction, governmental approvals and project operational agreements.

     AES Ironwood is a planned 700 MW natural gas-fired, combined cycle power generating facility to be located in South Lebanon Township, Pennsylvania. Originally slated to sell its output to affiliates of GPU Energy, the power purchase agreements (the "PPAs") that AES Ironwood had executed with the affiliates were terminated in December 1998. The termination occurred automatically under the PPAs as a result of outstanding appeals associated with the restructuring plans submitted to the Pennsylvania Utility Commission by GPU Energy, which were not resolved by the date specified in the PPAs. In accordance with the PPAs, GPU Energy reimbursed AES Ironwood approximately $31 million in development fees, plus accrued interest, on December 31, 1998. In February 1999, AES Ironwood executed a new PPA with Williams Energy Marketing and Trading
Company, a subsidiary of The Williams Company, Inc., for the entire output of the planned 700 MW facility. The PPA is a twenty-year tolling arrangement under which AES Ironwood will provide capacity and fuel conversion services, and Williams will supply the fuel, and will own and market the power output. AES Ironwood began preliminary construction in 1998 and plans for commencement of commercial operation in 2002.

PROJECTS IN ADVANCED STAGES OF DEVELOPMENT

     The Company currently is pursuing over 100 new business opportunities in various stages of development. Successful completion of each of these projects are subject to numerous risks as discussed elsewhere in this Annual Report on Form 10-K, and no assurance can be given that any of the projects or businesses will be completed or acquired. Listed below are development projects that have achieved certain milestone objectives the Company deems significant.

     San Francisco Energy Company, L.P. ("SFEC") is developing a 240 MW natural gas-fired facility to be located in San Francisco, California. SFEC is a joint venture between AES Pacific, Inc., which is a subsidiary of the Company and the general partner in SFEC, and Sonat Inc. SFEC signed a Standard Offer Contract in 1994 with Pacific Gas & Electric ("PG&E") as the winner of the San Francisco portion of the California Public Utilities Commission's ("CPUC") Biennial Resource Plan Update ("BRPU"). The contract calls for the full capacity of the plant to be purchased by PG&E for 30 years, with an option to terminate after 17 years. However, a ruling by the Federal Energy Regulatory Commission ("FERC") has questioned the validity of the BRPU process, pursuant to which SFEC was awarded its contract. The Company believes that SFEC's contract with PG&E is valid, but the Company is currently involved in a regulatory proceeding before the CPUC with PG&E over the validity of the contract. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company. Substantial risks to the successful completion of this project exist, including those relating to the regulatory proceedings, project siting, financing, construction and permitting.

     AES has been developing AES Puerto Rico which is to be a 454 MW coal-fired cogeneration facility in Guayama, Puerto Rico. The Puerto Rico Electricity Power Authority has agreed to purchase the electrical output of the facility pursuant to a 25-year power sales agreement. The project originally received approval of its environmental impact statement from the Puerto Rico Environmental Quality Board, but that approval was challenged. In June 1998, the Puerto Rico Supreme Court ruled in favor of the project on an appeal to its environmental impact statement. The environmental impact statement approval is now final and unappealable. The project received its Prevention of Significant Deterioration permit from the U.S. Environmental Protection Agency (the "EPA") in September of 1998 and that permit is currently under appeal with the EPA's Environmental Appeals Board.

     AES also has been developing a 500 MW coal-fired facility in the State of Orissa, India ("Ib Valley"). Ib Valley has been re-configured and therefore re-permitted over the past two years. Ib Valley signed an amended power purchase agreement with the Grid Corporation of Orissa in 1998 and a new sovereign payment guarantee is expected to be executed in the near future.

     In January 1998, the Company was selected by the Government of Bangladesh's Ministry of Energy and Mineral Resources as the winning bidder to build, own and operate a 360 MW (net) gas-fired combined cycle power plant at a site near
Dhaka, Bangladesh ("Haripur"). Haripur is expected to commence commercial operations in the year 2000, and electricity will be sold to the Bangladesh Power Development Board under the terms of a 22-year power purchase agreement.

     Also, in June 1998, the Government of Bangladesh selected the Company as the First-Ranked Sponsor to build, own and operate a 450 MW (net) gas-fired combined cycle power plant at a site near Dhaka, Bangladesh on the Meghna River (the "Meghnaghat Project"). The site is about three miles from AES's Haripur project. Electricity from the Meghnaghat Project is anticipated to be sold to the Bangladesh Power Development Board under the terms of a 22-year power purchase agreement, which is expected to be signed shortly. Commercial operations of the Meghnaghat plant is expected to commence in the year 2000. Titus Gas Transmission and Distribution Company, a subsidiary of Petrobangla, will supply natural gas to the facility from a nearby pipeline for the term of the power purchase agreement.

     In August 1998, the Company won a bid to acquire six coal-fired, electric generating plants from NGE Generation, Inc., an affiliate of New York State Electric & Gas Corporation ("NYSEG"), for approximately $950 million. The facilities represent the bulk of NYSEG's coal-fired generation assets and were auctioned as part of NYSEG's implementation of its restructuring plan in accordance with New York's introduction of wholesale and retail competition into the state's electricity generation market. The six facilities, located in western and west-central New York, are the 675 MW Kintigh facility (AES Somerset), the 306 MW Milliken facility (AES Cayuga), the 126 MW Goudey facility (AES Westover), the 161 MW Greenidge facility (AES Greenidge), the 85 MW Hickling facility (AES Hickling) and the 71 MW Jennison facility (AES Jennison). The facilities include low-cost generating plants and, with the exception of some of the smaller units, are expected to run as based-load units in a competitive New York electricity generation market. Sulfur dioxide scrubbers have already been installed at the largest plants, Kintigh and Milliken. The acquisition is expected to be completed during the second quarter of 1999 and is subject to customary closing conditions, including the receipt of various governmental approvals.

     In November 1998, an agency of the Government of Sri Lanka selected the Company as the preferred bidder to develop a 160 MW combined-cycle power plant to be located at Kelanitissa, Sri Lanka. A letter of intent has been issued by the Government of Sri Lanka to a new company, AES Kelanitissa Private Limited, formed by a consortium led by AES and Hayley's Engineering Ltd, the local minority partner. AES will build, own, operate and transfer ("BOOT") the power plant under a concession that would be valid for a period of 20 years, with the facility's electrical output sold into the national grid. It is expected that the open cycle mode of the plant will reach 100 MW capacity by the end of 2000, with capacity increasing to 160 MW at commencement of combined cycle operations thereafter in 2001.

     In November 1998, the Company and CILCORP Inc. agreed to terms on a definitive agreement under which AES will acquire all of CILCORP's 13,610,680 common shares at a price of $65 per share, or approximately $885 million. CILCORP was formed in 1985 and is headquartered in Peoria, Illinois. CILCORP is an energy services company whose largest subsidiary, CILCO, is an 85 year-old natural gas and electric utility serving approximately a quarter of a million retail customers in central Illinois. In

1997, CILCORP had consolidated revenues of $976 million and net assets of $1.3 billion. CILCORP and its subsidiaries employ approximately 1,800 people and operate two coal-fired generating facilities with a combined capacity of 1150 megawatts.

     The transaction, under which CILCORP will become a wholly-owned subsidiary of AES, requires the approval of CILCORP shareholders, which is expected to occur in the second quarter of 1999. The acquisition is subject to review by the Federal Energy Regulatory Commission ("FERC"), the Illinois Commerce Commission ("ICC"), the Securities and Exchange Commission ("SEC"), the United States Department of Justice ("DOJ"), and the Federal Trade Commission ("FTC"). The project has passed review by the ICC, DOJ and the FTC. The Company expects the transaction to be completed by mid-1999, subject to ongoing review by the FERC and the SEC.

     In January 1999, the Company was selected by Florida's Orlando Utilities Commission ("OUC") to enter into exclusive negotiations with OUC to purchase its Indian River Steam Electric Plant. The Indian River Plant is a 610 MW facility burning oil and natural gas, located in Titusville, Florida. The plant consists of three steam turbines that were built in the 1970s. Recently, the OUC has informed the Company that it is also negotiating with other bidders. The successful completion of this transaction is subject to a number of conditions, including certain regulatory approvals and the negotiation and execution of definitive documentation.

     In February 1999, a subsidiary of the Company was selected by the Hungarian utility, the MVM, to build, own and operate a 190 MW gas-fired combined cycle power plant at the site of one of AES's existing power plants in Tiszaujvaros, located in eastern Hungary (the "Phoenix Project"). Electricity from Phoenix Project will be sold to the MVM under the terms of a 15-20 year power purchase agreement, that is expected to be signed during the second quarter of 1999. Commercial operation of the Phoenix plant is expected to commence in the year 2004. Fuel for the facility will either come from a nearby pipeline owned by the Hungarian oil and gas company, MOL or from Gazprom. Successful completion of this transaction is subject to a number of conditions, including financing, permits and other government approvals.

     In March 1999, the Company won a bid to acquire Ecogen Energy which operates two gas-fired power stations in Victoria, Australia for approximately A$350 million. The power stations, Newport and Jeeralang, have a total capacity of 966 MW. Successful completion of the transaction remains subject to the transfer of various approvals and licenses.

REGULATORY OUTLOOK

     Currently eighteen states in the United States have passed legislation that permit utility customers to choose their electricity supplier in a competitive electricity market (so-called "retail access" or "customer choice" laws), and all but two of the remaining states are considering such legislation. While such "customer choice" plans differ in detail, they usually share important elements:
(1) they allow customers to choose their electricity suppliers by a certain date (the dates in the existing or proposed legislation vary between 1998 and 2003);
(2) they allow utilities to recover so-called "stranded costs"--the remaining costs of uneconomic generating or regulatory assets; and (3) they reaffirm the validity of existing QF contracts, and make provisions to assure payment over the contract life.

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

     AES must obtain exemptions from, or become subject to regulation by, the Securities and Exchange Commission under the Public Utility Holding Company Act ("PUHCA") in regard to both its domestic and foreign utility company holdings. There are a number of exemptions from PUHCA that are available for both domestic and foreign utility company owners, including those for QFs, Exempt Wholesale Generators and Foreign Utility Companies. AES has obtained, and believes that it will be able to obtain and maintain in the future, appropriate PUHCA exemptions for its utility acquisitions although no assurances can be given.

     In addition, as one of the Company's major non-U.S. markets, changes in Brazilian regulatory structures will have an impact on the Company. The electricity industry in Brazil is regulated by the Brazilian federal government, acting through the Ministry of Mines and Energy, which has exclusive authority over the electricity sector through regulatory powers assigned to it. This sector is currently in a state of rapid change in Brazil. For example, pursuant to a federal law enacted in 1996, regulatory policy for the sector, which was implemented by the Departmento Nacional de Aguas e Energia Eletrica ("DNAEE"), is now implemented by a new autonomous national electric energy agency (Agencia Nacional de Energia Eletrica or "ANEEL"). ANEEL is an independent regulatory agency and to delegate certain functions to agencies based in certain states of Brazil. However, ANEEL cannot delegate any authority regarding tariffs to state agencies.

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

     Clean Air Act. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants (e.g. SO2 and NOx) from newly-built sources. In late 1990, Congress passed a set of amendments to the Clean Air Act (the "1990 Amendments"). All of AES's domestic operating plants perform at levels better than federal emission standards mandated for such plants under the Clean Air Act (as amended). The 1990 Amendments attempt to reduce acid rain precursor emissions (SO2 and NOX) from existing sources -- particularly large, older power plants that were exempted from certain regulations under the original Clean Air Act. Because AES's facilities are relatively new cogeneration units with low air emissions that qualify as "existing sources" under the 1990 Amendments, they have been "grandfathered" from certain acid rain compliance provisions of the 1990 Amendments. Other provisions of the Clean Air Act related to the reduction of ozone precursor emissions (VOC and NOx) have triggered " reasonably available control technology" ("RACT") requirements by various states to reduce such emissions.

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

FOREIGN ENVIRONMENTAL REGULATIONS

     AES now has ownership interests in operating power plants and distribution companies in many countries outside the United States. Each of these countries and the localities therein have separate laws and regulations governing the siting, permitting, ownership and power sales from AES's plants. These laws and regulations are often quite different than those in effect in the United States--and AES's non-U.S. businesses have been in substantial compliance with these different laws and regulations. In addition, projects funded by the World Bank are subject to World Bank environmental standards, which may be more stringent than local country standards but are typically not as strict as U.S. standards. Whenever feasible, AES attempts to use advanced environmental technologies (such as CFB coal technology or advanced gas turbines) in order to minimize environmental impacts.

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

EMPLOYEES

     At December 31, 1998, AES and its subsidiaries employed approximately 11,700 people. The total number of people employed in facilities which AES operates or has an equity interest in is approximately 39,400.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

     The following is certain information concerning the present executive officers and significant employees of the Registrant set out in alphabetical order.

     Dennis W. Bakke, 53 years old, co-founded the Registrant with Roger Sant in 1981 and has been a director of the Registrant since 1986. He has been President of the Registrant since 1987 and Chief Executive Officer since January 1994. From 1987 to 1993, he served as Chief Operating Officer of the Registrant; from 1982 to 1986, he served as Executive Vice President of the Registrant; and from 1985 to 1986 he also served as Treasurer of the Registrant. He served with Mr. Sant as Deputy Assistant Administrator of the Federal Energy Agency ("FEA") from 1974 to 1976 and as Deputy Director of the Energy Productivity Center, an energy research organization affiliated with The Mellon Institute at Carnegie-Mellon University, from 1978 to 1981. He is a trustee of Rivendell School and a member of the Board of Directors of MacroSonix Corporation in Richmond, Virginia.

     Mark S. Fitzpatrick, 48 years old, has served as a Senior Vice President of the Registrant since January 1998, and was appointed Vice President of the Registrant in 1987. Mr. Fitzpatrick became Managing Director of Applied Energy Services Electric Limited for the United Kingdom and Western Europe operations in 1990. From 1984 to 1987, he served as a project director of the AES Beaver Valley and AES Thames projects.

     Paul T. Hanrahan, 41 years old, has been a Senior Vice President of the Registrant since January 1998 and was appointed Vice President of the Registrant effective January 1994. Since May 1, 1998, Mr. Hanrahan has been Managing Director of AES Americas South, a business group within AES responsible for all of AES's activities in Argentina, Paraguay, Southern Brazil, Peru and Chile. From February 1995 until becoming Managing Director of AES Americas South he was President and Chief Executive Officer of AES Chigen, where he served as Executive Vice President, Chief Operating Officer and Secretary from December 1993 until February 1995. He was General Manager of AES Transpower, Inc., a subsidiary of the Registrant, from 1990 to 1993.

     Lenny M. Lee, 40 years old, was appointed Managing Director of AES Transpower in June 1998. As Managing Director of AES Transpower, Mr. Lee leads the AES group responsible for all of AES's business, including project development and plant operations, in Australia, New Zealand, portions of Southeast Asia (Thailand, Indonesia, Malaysia and Vietnam), Hawaii and Southern China. Prior to his appointment, Mr. Lee developed various projects within the same group. Mr. Lee has been with the Company since August 1987.

     William R. Luraschi, 35 years old, has been Vice President of the Registrant since January 1998, Secretary since February 1996 and General Counsel of the Registrant since January 1994. Prior to that, Mr. Luraschi was an attorney with the law firm of Chadbourne & Parke L.L.P.

     David G. McMillen, 60 years old, was named Vice President of the Company in December 1991. He was appointed President of AES Shady Point in 1995 and is currently plant manager of the AES Shady Point facility. He was President of AES Thames from 1989 to 1995. From 1985 to 1988, he served as plant manager of the AES Beaver Valley plant and from 1986 to 1988 he served as President of AES Beaver Valley.

     Dr. Roger F. Naill, 51 years old, has been Vice President for Planning at AES since 1981. Prior to joining the Registrant, Dr. Naill was Director of the Office of Analytical Services at the U.S. Department of Energy.

     Shahzad S. Qasim, 44 years old, was appointed Managing Director of AES Oasis effective April 1998. As Managing Director of AES Oasis, Mr. Qasim leads the AES group responsible for all of AES's business, including project development and plant operations, in Pakistan, India, portions of South Asia and the Middle East. Prior to his appointment, Mr. Qasim had been developing various projects within the same geographical region for the Company. Mr. Qasim has been with the Company since November 1992; before he joined the Company Mr. Qasim was with the international management consulting fim of McKinsey & Company.

     William Ruccius, 47 years old, was appointed Managing Director of AES Orient in June 1998. As Managing Director of AES Orient, Mr. Ruccius leads the AES group responsible for all of AES's business, including project development and plant operations, in Northern China and most of North and East Asia including the Philippines. From June 1996 until his appointment as Managing Director, he was President and CEO of AES Lal Pir and AES Pak Gen, the Company's duel Pakistani generating facilities. Prior to that Mr. Ruccius was Plant Manager at AES Hawaii from April 1995 to June 1996 and worked at AES Deepwater from June 1993 to April 1995.

     John Ruggirello, 48 years old, has been Senior Vice President of the Registrant since January 1999, and was appointed Vice President in January 1997. Mr. Ruggirello heads an AES group responsible for project development, construction and plant operations in much of the eastern United States and Canada. He served as President of AES Beaver Valley from 1990 to 1996.

     J. Stuart Ryan, 40 years old, was appointed Senior Vice President of the Registrant effective January 1998, was appointed Vice President in January 1994 and is Managing Director of the AES Pacific group which is responsible for the Company's business in the western United States. Between 1994 and 1998, Mr. Ryan lead the AES Transpower group responsible for AES's activities in Asia (excluding China). From 1994 through 1997, he served as Vice President of the Registrant. Prior to 1994, Mr. Ryan served as general manager of a group within AES.

     Roger W. Sant, 67 years old, co-founded the Company with Dennis Bakke in 1981. He has been Chairman of the Board and a director of the Registrant since its inception, and he held the office of Chief Executive Officer through December 31, 1993. He currently is Chairman of the Boards of Directors of The Summit Foundation and The World Wildlife Fund U.S., and serves on the Boards of Directors of The World Resources Institute, the World Wide Fund for Nature and Marriott International, Inc. He was Assistant Administrator for Energy Conservation and the Environment of the Federal Energy Agency ("FEA") from 1974 to 1976 and the Director of the Energy Productivity Center, an energy research organization affiliated with The Mellon Institute at Carnegie-Mellon University, from 1977 to 1981.

     Barry J. Sharp, 39 years old, was appointed Senior Vice President effective January 1998 and had been Vice President and Chief Financial Officer since 1987. He also served as Secretary of the Registrant until February 1996. From 1986 to 1987, he served as the Company's Director of Finance and Administration. Mr. Sharp is a certified public accountant.

     Sarah Slusser, 36 years old, was appointed Vice President of the Registrant in January 1999, and was appointed President of AES Aurora, Inc., effective April 1997. AES Aurora is a wholly owned subsidiary of the Company and a group of AES which is responsible for business development, construction and operations of facilities and projects in Mexico, Central America, the Caribbean and the Gulf States in the United States. Prior to that, Ms. Slusser served as Project Director for various AES projects in the same region from 1993 to 1997.

     Paul D. Stinson, 42 years old, was appointed Vice President of the Registrant effective January 1998. Since April 1997 Mr. Stinson has been Managing Director of AES Silk Road, Ltd., a wholly owned subsidiary of the Company, which is a group of AES responsible for business development, construction and operations of facilities and projects in Russia, Kazakhstan, Pakistan and other parts of Asia. Mr. Stinson served as Managing Director of Medway Power Ltd. from 1994 until 1997 and was Plant Manager of the Medway Power Station owned by Medway Power Ltd. from 1992 to 1997.

     Thomas A. Tribone, 46 years old, has been an Executive Vice President since January 1998, and was appointed Senior Vice President of the Registrant in 1990. Mr. Tribone leads AES Americas, a group responsible for power marketing, project development, construction and plant operations in northern portions of South America including much of Brazil. From 1987 to 1990 he served as Vice President for project development and from 1985 to 1987 he served as project director of the AES Shady Point plant.

     Kenneth R. Woodcock, 55 years old, has been Senior Vice President of the Registrant since 1987 and now handles AES relationships with the investment community as well as support for AES business development activities worldwide. From 1984 to 1987, he served as a Vice President for Business Development. Prior to the founding of AES he served in the United States federal government in energy and environment departments.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

     See the information contained in Note 12 to the consolidated financial statements of the Company contained in the March 1999 Form 8-K, such information being incorporated herein by reference.


ITEM 2.  PROPERTIES

     Offices are maintained by the Registrant in many places around the world which are generally occupied pursuant to the provisions of long- and short-term leases, none of which is material to the Company. With a few exceptions, the Registrant's facilities which are described in Item 1 hereof are subject to mortgages or other liens or encumbrances as part of the related project financings. The land interest held by the majority of the facilities is that of a lessor or, in the case of the facilities located in the People's Republic of China, a land use right that is leased or owned by the related joint venture that owns the project. However, in a few instances there exists no accompanying project financing for the facility and in a few of these cases the land interest may not be subject to any encumbrance and is owned by the subsidiary or affiliate owning the facility outright.

ITEM 3. LITIGATION.

     The Company is involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)  Market Information.

     The common stock of the Company is currently traded on the New York Stock Exchange (NYSE) under the symbol "AES". The following tables set forth the high and low sale prices for the common stock as reported by the NYSE for the periods indicated.

                          Price Range of Common Stock
                          ---------------------------

1998                  High        Low       1997                  High       Low
----                  ----        ---       ----                  ----       ---
First Quarter       $ 54 5/16   $39 3/8     First Quarter       $34 1/8     $22 3/8
Second Quarter        58         45 1/4     Second Quarter       37 3/4      27 1/2
Third Quarter         55 3/8     23         Third Quarter        45 1/4      34 5/8
Fourth Quarter        47 3/8     32         Fourth Quarter       49 5/8      35

     (b)  Holders.

     As  of  March  3,  1999,  there  were  1,091  registered   holders  of  the
Registrant's Common Stock, par value $0.01 per share.

     (c)  Dividends.

     Under the terms of the Company's $600 million corporate revolving loan and letters of credit facility entered into with a commercial bank syndicate, the Company is currently prohibited from paying cash dividends. In addition, the Registrant is precluded from paying cash dividends on its Common Stock under the terms of a guaranty to the utility customer in connection with the AES Thames project in the event certain net worth and liquidity tests of the Registrant are not met. The Registrant has met these tests at all times since making the guaranty.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                              (in millions, except for share data)
------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31                                   1998           1997           1996           1995          1994
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
Revenues                                                         $2,398         $1,411         $  835         $  679        $  533
Operating costs and expenses                                      1,665          1,043            557            426           297
Operating income                                                    733            368            278            253           236
Income before income taxes, minority
     interest and extraordinary item                                546            284            207            175           151
Extraordinary item                                                    4             (3)           ---             --             2

Net income                                                          311            185            125            107           100
Basic earnings per share:
     Before extraordinary item                                    $1.73          $1.13          $0.83        $  0.71       $  0.67
     Extraordinary item                                            0.02         (0.02)            ---             --          0.01
Basic earnings per share                                          $1.75          $1.11          $0.83        $  0.71       $  0.68
Diluted earnings per share:
     Before extraordinary item                                    $1.67          $1.11          $0.80        $  0.70       $  0.66
     Extraordinary item                                            0.02         (0.02)            ---             --          0.01
Diluted earnings per share                                        $1.69          $1.09          $0.80        $  0.70       $  0.67
Dividends per share - common stock                                  ---             --            ---             --            --
Ratio of earnings to fixed charges (1)                             1.75x          1.46x          1.88x          2.20x         2.10x

     (1) For the purposes of this ratio, earnings include income before taxes and fixed charges excluding capitalized interest. Fixed charges include interest, whether capitalized or expensed, and amortization of deferred financing costs, whether capitalized or expensed. Due to the project specific nature of the Company's construction financing, fixed charges on most projects in construction are funded with proceeds from project finance borrowings and do not require the use of funds from operations. If such construction-related fixed charges had been excluded in calculating the ratio of earnings to fixed charges, such ratios would have been 2.10x, 2.23x, 2.03x, 1.69x, and 1.92x for the five years ended December 31, 1998, respectively.

------------------------------------------------------------------------------------------------------------------------------------
     AS OF DECEMBER 31                                           1998           1997           1996           1995          1994
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                               $10,781         $8,909         $3,622         $2,341        $1,915
     Project financing debt (long-term)                           3,597          3,489          1,558          1,098         1,019
     Other notes payable (long-term)                              1,644          1,096            450            125           125
     Stockholders' equity                                         1,794          1,481            721            549           401



ITEM 7.  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND  RESULTS  OF
         OPERATIONS.

     For the discussion and analysis of financial condition and results of operations, see the information contained in Item 5 of the March 1999 Form 8-K, such information being incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the information contained under the caption "Market Risks" contained in
Item 5 of the March 1999 Form 8-K, such information being incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the information contained in Item 7 of the March 1999 Form 8-K, such information being incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See the information with respect to the ages of the Registrant's directors in the table and the information contained under the caption "Election of
Directors" contained in of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 20, 1999 filed by the Company with the Securities and Exchange Commission on the date hereof, which information is incorporated herein by reference. See also the information with respect to executive officers of the Registrant under the caption entitled "Executive Officers and Significant Employees of the Registrant" in Item 1 of
Part I hereof, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     See the information contained under the captions "Compensation of Executive Officers" and "Compensation of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 20, 1999 filed by the Company with the Securities and Exchange Commission on the date hereof, which information is incorporated herein by reference.


ITEM  12. SECURITY OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS,  DIRECTORS  AND
            EXECUTIVE OFFICERS.

     (a)  Security Ownership of Certain Beneficial Owners.

     See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 20, 1999 filed by the Company with the Securities and Exchange Commission on the date hereof, which information is incorporated herein by reference.

     (b)  Security Ownership of Directors and Executive Officers.

     See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 20, 1999 filed by the Company with the Securities and Exchange Commission on the date hereof, which information is incorporated herein by reference.

     (c)  Changes in Control.

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information for Mr. Thomas I. Unterberg, a director of the Registrant, contained under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 20, 1999 filed by the Company with the Securities and Exchange Commission on the date hereof, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements, Financial Statement Schedules and Exhibits.

          (1) Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries).

               - Independent Auditors' Report is contained in Item 7 of the March 1999 Form 8-K and such information is incorporated herein by reference.
               - Consolidated Balance Sheets at December 31, 1997 and 1998 are contained in Item 7 of the March 1999 Form 8-K and such information is incorporated herein by reference.
               - Consolidated Statements of Operations -- For the Years Ended December 31, 1996, 1997 and 1998 are contained in Item 7 of the March 1999 Form 8-K and such information is incorporated herein by reference.
               - Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1996, 1997 and 1998 are contained in Item 7 of the March 1999 Form 8-K and such information is incorporated herein by reference.
               - Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 1996, 1997 and 1998 are contained in Item 7 of the March 1999 Form 8-K, and such information is incorporated herein by reference.
               - Notes to Consolidated Financial Statements -- For the Years Ended December 31, 1996, 1997 and 1998 are contained in Item 7 of the March 1999 Form 8-K and such information is incorporated herein by reference.

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

          4.15 Junior Subordinated Indenture dated as of August 10, 1998, between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the 4.5% Convertible Junior Subordinated Debentures due 2005 is incorporated here in by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 1998 filed August 14, 1998.
          4.16 First Supplemental Indenture dated as of August 10. 1998, to the Junior Subordinated Indenture dated as of August 10, 1998, between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the 4.5% Convertible Junior Subordinated Debentures due 2005 is incorporated here in by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 1998 filed August 14, 1998.
          4.17 Senior Indenture dated December 8, 1998 between the Registrant and the First National Bank of Chicago to provide for the issuance of $200 million of 8% Senior Note due 2008 is incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K of the Registrant filed December 11, 1998.
          4.18 First Supplemental Indenture dated December 8, 1998 to the Senior Indenture between the Registrant and the First National Bank of Chicago to provide for the issuance of $200 million of 8% Senior Note due 2008 is incorporated herein by reference to Exhibit 4.02 to the Current Report on Form 8-K of the Registrant filed December 11, 1998.
          4.19 Other instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries is incorporated here in by reference to Exhibit 4.17 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 1998 filed August 14, 1998.
          10.1 Amended Power Sales Agreement, dated as of December 10, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.2 First Amendment to the Amended Power Sales Agreement, dated as of December 19, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to
               Exhibit 10.45 to the Registration Statement on Form S-1 (Registration No. 33-46011).
          10.3 Electricity Purchase Agreement, dated as of December 6, 1985, between The Connecticut Light and Power Company and AES Thames, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.4 Power  Purchase  Agreement,  dated  March 25,  1988,  between AES
               Barbers Point, Inc. and Hawaiian Electric Company, Inc., as amended, is incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.5 The AES Corporation Profit Sharing and Stock Ownership Plan is incorporated herein by reference to Exhibit 4(c)(1) to the Registration Statement on Form S-8 (Registration No. 33-49262).
          10.6 The AES Corporation Incentive Stock Option Plan of 1991, as amended, is incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1995.
          10.7 Applied Energy Services, Inc. Incentive Stock Option Plan of 1982 is incorporated herein by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.8 Deferred Compensation Plan for Executive Officers, as amended, is incorporated herein by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-40483).
          10.9 Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1998, filed May 15, 1998.

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

     (b)  Reports on Form 8-K.

          - Registrant filed a Current Report on Form 8-K dated November 30, 1998 to disclose certain recent developments related to various acquisitions and project developments, including the Agreement and Plan of Merger among The AES Corporation, Cilcorp, Inc., and Midwest Energy, Inc. dated as of November 22, 1998.

          - Registrant filed a Current Report on Form 8-K dated December 11, 1998 to disclose certain agreements relating to the Company's offering of $200 million of 8% Senior Notes due 2008.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1999                         THE AES CORPORATION
                                              (Company)

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

SIGNATURE                                 TITLE                                                      DATE
---------                                 -----                                                      ----

* /s/ Roger W. Sant                       Chairman of the Board                                      March 30, 1999
-------------------
(Roger W. Sant)

/s/ Dennis W. Bakke                       President, Chief Executive Officer                         March 30, 1999
-----------------------------             and Director (principal executive officer)
(Dennis W. Bakke)

* /s/ Hazel R. O'Leary                    Director                                                   March 30, 1999
-----------------------------
(Hazel R. O'Leary)

* /s/ Dr. Alice F. Emerson                Director                                                   March 30, 1999
-----------------------------
(Dr. Alice F. Emerson)

* /s/ Robert F. Hemphill, Jr.             Director                                                   March 30, 1999
-----------------------------
(Robert F. Hemphill, Jr.)

* /s/ Frank Jungers                       Director                                                   March 30, 1999
-----------------------------
(Frank Jungers)

* /s/ John H. McArthur                    Director                                                   March 30, 1999
-----------------------------
(John H. McArthur)

* /s/ Thomas I. Unterberg                 Director                                                   March 30, 1999
-----------------------------
(Thomas I. Unterberg)

* /s/ Robert H. Waterman, Jr.             Director                                                   March 30, 1999
-----------------------------
(Robert H. Waterman, Jr.)

/s/ Barry J. Sharp                        Senior Vice President and Chief Financial Officer          March 30, 1999
-----------------------------             (principal financial and accounting officer)
(Barry J. Sharp)


                                    By:   * /s/ William R. Luraschi                                  March 30, 1999
                                          --------------------------------------
                                          Attorney-in-Fact

                      THE AES CORPORATION AND SUBSIDIARIES
               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report                                            S-2

     Schedule I - Condensed Financial Information of Registrant              S-3

     Schedule II - Valuation and Qualifying Accounts                         S-7

     Schedules other than those listed above are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto incorporated by reference into Item 8 hereof.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of The AES Corporation:

We have audited the consolidated financial statements of The AES Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 4, 1999; such financial statements and report are included in The AES Corporation's Current Report on Form 8-K, filed March 18, 1999, and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of The AES Corporation, listed in the index to the consolidated financial statement schedules on page S-1. These consolidated financial statement schedules are the responsibility of the AES Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


Washington, DC
February 4, 1999

                               THE AES CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   STATEMENTS OF UNCONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                                      December 31,
                                                                                                      ------------
                                                                                               1997                  1998
                                                                                               ----                  ----
ASSETS
Current Assets
   Cash and cash equivalents                                                                $         5        $        44
   Accounts and notes receivable from subsidiaries                                                  130                333
   Prepaid expenses and other current assets                                                         25                 69
                                                                                            -----------        -----------
   Total current assets                                                                             160                446

Investment in and advances to subsidiaries                                                        2,879              3,390

Office Equipment
   Cost                                                                                               5                  6
   Accumulated depreciation                                                                          (4)                (4)

                                                                                            -----------        -----------
   Office equipment, net                                                                              1                  2

Other Assets
   Deferred financing costs (less accumulated amortization: 1997, $11, 1998, $18)                    57                 61
   Project development costs                                                                         81                121
   Deferred income taxes                                                                             --                 39
   Escrow deposits and other assets                                                                  55                 21
                                                                                            -----------        -----------
   Total other assets                                                                               193                242

                                                                                            -----------        -----------
TOTAL                                                                                       $     3,233        $     4,080
                                                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
   Accounts payable                                                                         $         6        $         7
   Accrued and other liabilities                                                                     53                 50
   Notes payable                                                                                     --                  8
                                                                                            -----------        -----------
   Total current liabilities                                                                         59                 65

Long-term Liabilities
   Notes payable                                                                                  1,096              1,644
   Deferred income taxes                                                                             44                 24
   Other long-term liabilities                                                                        3                  3
                                                                                            -----------        -----------
   Total long-term liabilities                                                                    1,143              1,671

Company obligated mandatorily redeemable preferred securities of subsidiary trusts
   holding solely junior subordinated debentures of AES                                             550                550

Stockholders' Equity:
   Preferred stock                                                                                   --                 --
   Common stock                                                                                       2                  2
   Additional paid-in capital                                                                     1,030              1,243
   Retained earnings                                                                                581                892
   Accumulated other comprehensive loss                                                            (131)              (343)
   Treasury stock                                                                                    (1)                --
                                                                                            -----------        -----------
   Total stockholders' equity                                                                     1,481              1,794
                                                                                            -----------        -----------
TOTAL                                                                                       $     3,233        $     4,080
                                                                                            ===========        ===========

                             See notes to Schedule I

                               THE AES CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENTS OF UNCONSOLIDATED OPERATIONS
                                  (in millions)

                                                                                       For the Years Ended
                                                                                           December 31,
                                                                                       -------------------
                                                                              1996             1997          1998
                                                                              ----             ----          ----
Revenues
Service revenues                                                            $       59      $      22     $      16
Equity in earnings                                                                 142            256           357
                                                                            -----------     ----------    ----------
     Total revenues                                                                201            278           373

Operating costs and expenses:
     Cost of services                                                               46              5            --
     Selling, general and administrative expenses                                   30             36            49
                                                                            -----------     ----------    ----------
     Total operating costs and expenses                                             76             41            49

Operating income                                                                   125            237           324
Interest expense, net                                                              (15)           (26)          (48)
                                                                            -----------     ----------    ----------
Income before income taxes and extraordinary item                                  110            211           276
Income tax (benefit) expense                                                       (15)            23           (35)
                                                                            -----------     ----------    ----------
Income before extraordinary item                                                   125            188           311
Extraordinary item - net loss on extinguishment of
     debt (net of applicable income tax benefit)                                    --              3             -
                                                                            -----------     ----------    ----------
Net income                                                                  $      125      $     185     $     311
                                                                            ===========     ==========    ==========



                             See notes to Schedule I

                               THE AES CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENTS OF UNCONSOLIDATED CASH FLOWS
                                  (in millions)

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                         -------------------
                                                                             1996               1997              1998
                                                                         -------------     --------------     -------------
Net cash provided by (used in) operating activities                        $       23        $       (30)      $       (46)


INVESTING ACTIVITIES
     Acquisitions                                                                (148)            (1,274)             (556)
     Dividends from subsidiaries                                                  130                152               125
     Project development costs, net                                               (16)                (3)              (40)
     Investment  in subsidiaries                                                 (341)              (410)             (222)
     Escrow deposits and other                                                    (47)                 1                33
                                                                           -----------       ------------      ------------
Net cash used in investing activities                                            (422)            (1,534)             (660)

FINANCING ACTIVITIES
     Borrowings (repayments) under the revolver                                   163               (186)              206
     Issuance of notes payable and coupon bearing securities                      243              1,536               350
     Principal payments on notes payable                                           --               (275)                -
     Proceeds from issuance of common stock                                         2                502               200
     Payments for deferred financing costs                                         (6)               (13)              (11)
                                                                           -----------       ------------      ------------
Net cash provided by financing activities                                         402              1,564               745
Increase in cash and cash equivalents                                               3                 --                39
Cash and cash equivalents, beginning                                                2                  5                 5
                                                                           -----------       ------------      ------------
Cash and cash equivalents, ending                                          $        5        $         5       $        44
                                                                           ===========       ============      ============


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

2.   NOTES PAYABLE

                                                                                 First
                                               Interest            Final          Call
                                                 Rate            Maturity         Date              1997               1998
                                           ----------------   -------------   -------------     --------------    -------------
Corporate revolving bank loan(1)                 7.21%            2000             --             $       27        $     233
Senior Notes                                     8.00%            2008            2000                    --              200
Senior subordinated notes                       10.25%            2006            2001                   250              250
Senior subordinated notes                        8.38%            2007            2002                   325              325
Senior subordinated notes                        8.50%            2007            2002                   375              375
Senior subordinated notes                        8.88%            2027            2004                   125              125
Convertible junior subordinated notes            4.50%            2005            2001                    --              150
Unamortized discounts                                                                                     (6)              (6)
                                                                                                --------------    -------------
Subtotal                                                                                               1,096            1,652
Less current maturities                                                                                   --               (8)
                                                                                                --------------    -------------
TOTAL                                                                                             $    1,096        $   1,644
                                                                                                ==============    =============


(1)  Weighted average interest rate at December 31, 1998 on floating rate loan.

                               THE AES CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                                                    Balance at     Charged to                  Balance at
                                                                    Beginning      Costs and      Amounts         End of
                                                                    of Period       Expenses    Written off       Period
                                                                    ----------     ----------   -----------    ----------
Description

Allowance for contract receivables
     Year ended December 31, 1996                                      $ -            $20          $ -             $20
     Year ended December 31, 1997                                      $20            $17          $ -             $37
     Year ended December 31, 1998                                      $37            $22          $ -             $59

Amortization of deferred costs
     Year ended December 31, 1996                                      $31            $ 5          $ -             $36
     Year ended December 31, 1997                                      $36            $16          $ -             $52
     Year ended December 31, 1998                                      $52            $25          $(7)            $70

                                  EXHIBIT INDEX

                                                                    Sequentially
Exhibit               Description of Exhibit                       Numbered Page
-------               ----------------------                       -------------


11   Statement of computation of earnings per share.

12   Statement of computation of ratio of earnings to fixed charges.

21   Significant subsidiaries of The AES Corporation.

23   Consent of Independent Auditors, Deloitte & Touche LLP.

24   Powers of Attorney.

27   Financial Data Schedule (Article 5).