Form 10-Q
period 1999-03-31
AES CORPORATION
filed 1999-05-17
CIK 874761

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

   [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19281

                               THE AES CORPORATION
               -------------------------------------------------
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

                                 (703) 522-1315
                -------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at April 30, 1999, was 190,839,529.
================================================================================

                               THE AES CORPORATION

                                      INDEX

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements:
         Consolidated Statements of Operations                                                   1
         Consolidated Balance Sheets                                                             2
         Consolidated Statements of Cash Flow                                                    4
         Notes to Consolidated Financial Statements                                              5
Item 2.  Discussion and Analysis of Financial Condition and Results of Operations                8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      17
Item 2.  Changes in Securities and Use of Proceeds                                              17
Item 3.  Defaults Upon Senior Securities                                                        17
Item 4.  Submission of Matters to a Vote of Security Holders                                    17
Item 5.  Other Information                                                                      17
Item 6.  Exhibits and Reports on Form 8-K                                                       17
Signatures                                                                                      21


                                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

------------------------------------------------ -------------- --------------
(UNAUDITED)                                             THREE          THREE
                                                       MONTHS         MONTHS
                                                        ENDED          ENDED
                                                      3/31/98        3/31/99
------------------------------------------------ -------------- --------------
(in millions, except per share amounts)

REVENUES:
Sales and services                                     $  575       $  638

OPERATING COSTS AND EXPENSES:
Cost of sales and services                                397          409
Selling, general and administrative expenses               15           16
Provision to reduce contract receivables                   15            9
                                                       ------       ------

TOTAL OPERATING COSTS AND EXPENSES                        427          434
                                                       ------       ------
OPERATING INCOME                                          148          204

OTHER INCOME AND (EXPENSE):
Interest expense                                         (101)        (133)
Interest income                                            14           16
Foreign currency exchange (loss)/gain                      (2)           3
Equity in earnings/(loss) before income tax                57          (91)
                                                       ------       ------
INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST                                     116           (1)

Income (benefit) provision                                 33           (6)
Minority interest                                          18           18
                                                       ------       ------
NET INCOME/(LOSS)                                      $   65       $  (13)
                                                       ======       ======
BASIC EARNINGS/(LOSS) PER SHARE                        $ 0.37       $(0.07)
                                                       ======       ======

DILUTED EARNINGS/(LOSS) PER SHARE:                     $ 0.37       $(0.07)
                                                       ======       ======


                 See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND MARCH 31, 1999

----------------------------------------------------------------------------------------------
(UNAUDITED)
                                                                   12/31/98        3/31/99
----------------------------------------------------------------------------------------------
($ in millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                               $491         $437
Short-term investments                                                    35           42
Accounts receivable,  less provision to reduce contract
     receivables (1998, $59  and 1999, $68)                              365          431
Inventory                                                                119          116
Receivable from affiliates                                                18           11
Deferred income taxes                                                     71           71
Prepaid expenses and other current assets                                155          176
                                                                      ------       ------

Total current assets                                                   1,254        1,284

PROPERTY, PLANT AND EQUIPMENT:
Land                                                                     135          137
Electric generation and distribution assets                            5,301        5,365
Accumulated depreciation and amortization                               (525)        (578)
Construction in progress                                                 634          764
                                                                      ------       ------
Property, plant and equipment, net                                     5,545        5,688

OTHER ASSETS:
Deferred financing costs, net                                            167          159
Project development costs                                                103           86
Investments in and advances to affiliates                              1,933        1,470
Debt service reserves and other deposits                                 205          170
Electricity sales concessions and contracts                            1,280        1,026
Goodwill                                                                  66           66

Other assets                                                             228          216
                                                                      ------       ------
Total other assets                                                     3,982        3,193
                                                                      ------       ------

TOTAL                                                                $10,781      $10,165
                                                                      ======       ======

                 See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND MARCH 31, 1999

-------------------------------------------------------------------------------------------
(Unaudited)
                                                               12/31/98      3/31/99
-------------------------------------------------------------------------------------------
($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $    215     $   249
Accrued interest                                                    113         136
Accrued and other liabilities                                       235         211
Other notes payable - current portion                                 8         192
Project financing debt - current portion                          1,405       1,322
                                                               --------    --------

Total current liabilities                                         1,976       2,110

LONG-TERM LIABILITIES:

Project financing debt                                            3,597       3,642
Other notes payable                                               1,644       1,644
Deferred income taxes                                               268         247
Other long-term liabilities                                         220         168
                                                               --------    --------

Total long-term liabilities                                       5,729       5,701

MINORITY INTEREST                                                   732         758

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
    SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES                    550         550


STOCKHOLDERS' EQUITY:
Common stock                                                          2           2
Additional paid-in capital                                        1,243       1,250
Retained earnings                                                   892         879
Accumulated other comprehensive loss                               (343)     (1,085)
                                                                --------    --------

Total stockholders' equity                                        1,794       1,046
                                                                --------    --------

TOTAL                                                          $ 10,781    $ 10,165
                                                               ========    ========

                 See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

----------------------------------------------------------------------------------------------------------------
(Unaudited)                                                                              THREE         THREE
                                                                                        MONTHS        MONTHS
                                                                                         ENDED         ENDED
                                                                                        3/31/98       3/31/99
----------------------------------------------------------------------------------------------------------------
($ in millions)

OPERATING ACTIVITIES:
Net income/(loss)                                                                        $ 65       $(13)
Adjustments to net income/(loss):
     Depreciation and amortization                                                         45         60
     Provision for deferred taxes                                                          20        (21)
     Undistributed earnings of affiliates                                                 (48)       (75)
     Other                                                                                 15         24
Change in working capital                                                                 (89)        33
                                                                                      --------  --------
Net cash provided by operating activities                                                   8          8

INVESTING ACTIVITIES:
  Property additions                                                                     (156)       (63)
  Acquisitions, net of cash acquired                                                      (76)      (115)
  Proceeds from the sales of assets                                                       254         --
  Sale/(purchase) of short-term investments                                                28         (7)
  Affiliate advances and equity investments                                                (1)        (1)
  Project development costs                                                                (5)       (19)
  Debt service reserves and other assets                                                   56         35
                                                                                      --------  --------
Net cash provided by/(used in) investing activities                                       100       (170)

FINANCING ACTIVITIES:
  Borrowings under the revolver                                                           221        184
  Issuance of project financing debt and other coupon bearing securities                  140        111
  Repayments of project financing debt and other coupon bearing securities               (441)      (144)
  Payments for deferred financing costs                                                    (5)         3
  Other liabilities                                                                       (15)       (41)
  Sales of common stock                                                                     7          7
  Minority interest payments                                                               --        (12)
                                                                                       --------  --------
Net cash (used in)/provided  by financing activities                                      (93)       108

Increase in cash and cash equivalents                                                      15        (54)
Cash and cash equivalents, beginning                                                      302        491
                                                                                      --------  --------
Cash and cash equivalents, ending                                                       $ 317     $  437
                                                                                      ========  ========

SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:

Cash payments for interest, net of amounts capitalized                                   $ 97    $    98
                                                                                      ========  ========
Cash payments for income taxes                                                           $ 13    $     2
                                                                                      ========  ========


                 See Notes to Consolidated Financial Statements.

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

     In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 1998 and 1999, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the company's consolidated financial statements for the year ended December 31, 1998.

2.   Foreign Currency Translation

     During early 1999, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.21 Reais to the Dollar at December 31, 1998 to an average of 1.76 Reais to the Dollar for the quarter ended March 31, 1999 and 1.72 Reais to the Dollar at March 31, 1999. This devaluation resulted in significant foreign currency translation and transaction losses for the Company for the quarter ended March 31, 1999 with a non-cash charge during the first quarter of approximately $129 million before income taxes or approximately $87 million after considering income taxes at the 1999 first quarter effective tax rate of 32%. Such transaction loss resulted in a reported net loss for the first quarter of $13 million and a diluted net loss per share of $0.07. Excluding the effects of foreign currency transaction losses, the Company would have incurred net income of $74 million and earnings per share of $0.39 for the quarter ended March 31, 1999.

3.   Earnings/(Loss) Per Share

     Basic and diluted earnings/(loss) per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method (see exhibit 11).

4.   Investments in and Advances to Affiliates

     The Company is a party to joint venture/consortium agreements through which the Company has equity investments in several operating companies. The joint venture/consortium parties generally share operational control of the investee. The agreements prescribe ownership and voting percentages as well as other matters. The Company records its share of earnings from its equity investees on a pre-tax basis. The Company's share of the investee's income taxes is recorded in income tax expense.

     The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented include condensed income statement information of Northern/AES Energy (45% owned U.S. affiliate), NIGEN Ltd. (47% owned UK Affiliate), Medway Power Ltd. (25% owned UK affiliate), Light (13.75% owned Brazilian affiliate), CEMIG (9.45%% owned Brazilian affiliate), affiliates of AES China Generating Co Ltd., and Kingston (50% owned Canadian affiliate) for the three months ended March 31, 1998. In addition to the affiliates owned as of March 31, 1998, the Company purchased OPGC (49% owned Indian affiliate) in late December 1998 which is included in the table below for the three months ended March 31, 1999.

                                          3/31/98                 3/31/99
                                          -------                 -------

Revenues                                   $1,200                    970
Operating Income                              358                    366
Net Income                                    274                   (521)


5.   Litigation

     The Company is involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

6.   Acquisitions

     In late December 1998, a subsidiary of the Company acquired a 49% share of the Orissa Power Generation Corporation (OPGC), a state government-owned company in India, for approximately $144 million. OPGC owns and operates a 420 MW minemouth coal-fired power station.

     Also, in December 1998, a subsidiary of the Company acquired a 75% interest in Telasi, the electricity distribution company of Tbilisi, Republic of Georgia, for approximately $26 million.

     In January 1999, a subsidiary of the Company acquired 49% of Empresa de Generacion Chiriqui S.A. (EGE Chiriqui) and 49% of Empresa de Generacion Bayano (EGE Bayano), two hydroelectric generation companies in Panama, for approximately $91 million. The acquisitions of EGE Chiriqui and EGE Bayano, which are included in the accompanying financial statements for the three months ended March 31, 1999, have been consolidated because the Company has effective control of these entities.

     All of the acquisitions were accounted for as purchases. The purchase price allocations have been prepared on a preliminary basis subject to adjustments resulting from additional facts that may come to light when the engineering, environmental, and legal analysis are completed during the respective allocation period.

     Subsequent to the first quarter of 1998, a subsidiary of the Company entered into an agreement to refurbish Caracoles and build the Punta Negra facility (April 1998). In addition, the Company's affiliate, Light, purchased Metropolitana (April 1998), and another subsidiary of the Company acquired Southland (May 1998). Also during the year, another subsidiary purchased Edelap (June 1998) and subsequently sold one-third of its interest (November 1998).

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

                                             Quarter Ended     Quarter Ended
                                                3/31/98           3/31/99
                                                -------           -------

Revenues                                          $650              $ 638
Net Income/(Loss)                                   68                (13)
Basic Earnings/(Loss) Per Share                   0.39              (0.07)
Diluted Earnings/(Loss) Per Share                 0.38              (0.07)


     The proforma results are based upon assumptions and estimates which the company believes are reasonable. The proforma results do not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1998, nor are they intended to be a projection of future results.

7.   Comprehensive Income/(Loss)

     The components of other comprehensive income/(loss) include $40 million and $742 million of foreign currency translation adjustment losses for the quarters ended March 31, 1998 and 1999, respectively. Comprehensive income is $25 million for the quarters ended March 31, 1998 and comprehensive loss is $755 million for the quarter ended March 31, 1999.

8. Segments

     Information about the Company's operations by segment are as follows (in millions):
                                                                        Equity
                                                       Operating       Earnings
Quarter Ended March 31, 1998         Revenue (1)         Income         /(Loss)
----------------------------         -------             ------         ------
Generation                              $325              $112           $ 14
Distribution                             246                52             43
Corporate and services                     4               (16)            --
                                        ----              ----           ----
Total                                   $575              $148           $ 57
                                        ====              ====           ====

Quarter Ended March 31, 1999
----------------------------
Generation                              $385              $177          $(106)
Distribution                             247                44             15
Corporate and services                     6               (17)            --
                                        ----              ----           ----
Total                                   $638              $204           $(91)
                                        ====              ====           ====

(1) Intersegment revenues for the quarter ended March 31, 1998 and 1999 were $14 and $24, respectively.

     There have been no changes in the basis of segmetation since December 31, 1998.

9.   Subsequent Events

     In May 1999, the Company acquired the assets of Ecogen Energy, which consists of two gas-fired power stations in Victoria, Australia for approximately $100 million. The power stations, Newport and Jeeralang, have a total installed capacity of 966 MW. Also in May 1999, a subsidiary of the Company acquired six coal-fired electric generating stations from NGE Generation, Inc., for approximately $950 million. The coal-fired power stations have a total capacity of 1,424 MW. Concurrently, the subsidiary sold two of the plants to an unrelated third party for approximately $670 million and simultaneously entered into a leasing agreement with the unrelated party. This part of the transaction will be accounted for as a sale-leaseback. Also in May 1999 a subsidiary of the Company agreed to increase its holding in two Brazilian utilities, Light Servicos Eletridade S.A. and Eletropaulo S.A. by acquiring new shares of capital stock of each company for approximately $129 milion in aggregate.

ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

INTRODUCTION

     The AES Corporation (AES or the Company) is a global power Company committed to serving the world's needs for electricity in a socially responsible way.

     The majority of the Company's revenues represent sales of electricity to customers (generally electric utilities or regional electric companies) for further resale to end users. This is referred to as the electricity "generation" business. Sales by these generation companies are usually made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates, although in certain instances, the Company sells directly into regional wholesale electricity markets without a contract. The Company owns new plants constructed for such purposes ("greenfield" plants) as well as existing power plants acquired through competitively bid privatization initiatives or negotiated acquisitions.

     Because of the significant complexities associated with building new electric generating plants, construction periods often range from two to five years, depending on the technology and location. AES currently expects that projects now under construction will reach commercial operation and begin to sell electricity at various dates through the year 2002. The completion of each plant in a timely manner is generally supported by a guarantee from the plant's construction contractor, although in certain cases, AES has assumed the risk of satisfactory construction completion. However, it remains possible, due to changes in the economic, political, technological, regulatory or logistical circumstances involving each individual plant, those commercial operations may be delayed in certain cases.

     AES also sells electricity directly to end users such as commercial, industrial, governmental and residential customers. This is referred to as the electricity "distribution" business. Electricity sales by AES's distribution businesses are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authority as part of the original privatization of each distribution company. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell. Each distribution company also purchases, in varying proportions, electricity from third party wholesale Suppliers, including in certain cases, other subsidiaries of the Company.

     AES continues to believe that there is significant demand for more efficiently operated electricity generation and distribution businesses. As a result, and guided by its commitment to serve the world's needs for electricity, AES is pursuing additional greenfield development projects and acquisitions in many countries. Several of these, if consummated, would require the Company to obtain substantial additional financing, including both debt and equity financing.

     AES is also currently in the process of completing several acquisitions, including its agreement to purchase the outstanding shares of Cilcorp, Inc. an integrated distribution company in Illinois, and 50% of the outstanding shares of Empresa Distribudora Electrica Este, a distribution company serving eastern Dominican Republic.

     Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. There exist substantial risks to their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet certain milestones. As of March 31, 1999, capitalized costs for projects under development and in early stage construction were approximately $163 million. The Company believes that these costs are recoverable; however, no assurance can be given that changes in circumstances related to individual projects will not occur or that any of these projects will be completed and reach commercial operation.

     The Company wishes to caution readers that there are important factors and areas affecting the Company which involve risk and uncertainty. These factors are set forth in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1998 under the heading "Cautionary Statement and Risk Factors", and should be considered when reviewing the Company's business. Such factors are relied upon by AES in issuing any forward-looking statements and could affect AES's actual reults and cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, AES. Some or all of these factors may apply to the Company's businesses as currently maintained or to be maintained.

FIRST QUARTER 1999 AND 1998 RESULTS OF OPERATIONS

     Revenues increased 11% or approximately $63 million, to $638 million from the first quarter of 1998 to the first quarter of 1999. The increase in revenue was primarily due to the acquisition of new businesses including, EGE Chiriqui, EGE Bayano, and Telasi, the start of commercial operation at Mt. Stuart, and a full quarter of operations at Southland, Edelap, Clesa, Barry, Jiazou, Hefei and PakGen, offset by lower sales at Ekibastuz, Altai and Lal Pir, contract rate reductions at Beaver Valley, reduced revenues at Sul due primarily to the effects of the devaluation of the Brazilian Real and reduced revenues at Los Mina due to dispatching by the utility.

     Cost of sales and services increased 3%, or approximately $12 million to $409 million from the first quarter of 1998 to the first quarter of 1999. The increase in cost of sales and services was primarily due to the acquisition of new businesses and the start of commercial operations, offset by lower production at Ekibastuz, Altai, Lal Pir and Los Mina, as discussed above, as well as the effects of the devaluation of the Brazilian Real on Sul.

     Gross Margin, which represents total revenues reduced by cost of sales and services (before consideration of the provision to reduce contract receivables), increased 29%, or approximately $51 million, from the first quarter of 1998 to the first quarter of 1999. The increase in gross margin was primarily due to the factors discussed above. Gross margin as a percentage of revenues (net of the provision to reduce contract receivables) improved to 34% up from 28% in the first quarter of 1998, primarily due to higher relative gross margin percentages of recently acquired businesses including Southland, EGE Chiriqui, and EGE Bayano, and commerical operations of recently completed greenfield projects including Barry and PakGen.

     Selling, general and administrative expenses increased 7%, or approximately $1 million to $16 million from the first quarter of 1998 to the first quarter of 1999, and as a percentage of total revenue, were less than 3% for both quarters. The slight increase was primarily due to increased administrative costs. The Company's selling, general and administrative costs do not necessarily vary with changes in revenues.

     Operating income increased 38%, or approximately $56 million, to $204 million from the first quarter of 1998 to the first quarter of 1999. The increase was the result of the factors discussed above.

     Interest expense increased 32%, or approximately $32 million, to $133 million from the first quarter of 1998 to the first quarter of 1999. The increase was primarily due to interest on project financing debt associated with new businesses including Southland, Edelap and OPGC and the start of commercial operations at Barry, additional project financing debt at Cemig, as well as additional corporate interest costs associated with the senior subordinated debt and convertible subordinated debt issued during the third and fourth quarters of 1998.

     Interest income increased 14%, or approximately $2 million, to $16 million from the first quarter of 1998 to the first quarter of 1999. The increase was due primarily to higher cash balances in debt service reserve accounts at Lal Pir and PakGen.

     Equity in earnings of affiliates (before income taxes) decreased 260%, or approximately $148 million, to a loss of $91 million from the first quarter of 1998 to the same period of 1999. The decrease was due primarily to transaction losses at Light (including Metropolitana) and Cemig resulting from the devaluation of the Brazilian Real. Excluding the foreign currency losses, equity earnings of affiliates decreased 28% or approximately $16 million, to $41 million from the first quarter of 1998 to the same period of 1999. The decrease was due primarily to reductions in contributions from Light(including Metropolitana) and Cemig, and small losses from Northern/AES, as well as a decrease from NIGEN, offset in part by new or additional contributions from Elsta, OPGC and Medway.

     Income taxes decreased 118%, or approximately $39 million, to a benefit of $6 million from the first quarter of 1998 to the first quater of 1999. The decrease was primarily due to lower pretax income resulting from foreign currency transaction losses resulting from the devaluation of the Brazilian Real. Excluding the effects of the foreign currency transaction losses, income taxes increased 9%, or approximately $3 million, to $36 million from the first quarter of 1998 to the first quarter of 1999. The increase for the quarter was due primarily to higher pretax income, offset by a reduction in the tax rate from 33.5% in 1998 to 32% in 1999.


FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

     At March 31, 1999, cash and cash equivalents totaled approximately $437 million, as compared to $491 million at December 31, 1998. The $54 million decrease in cash, along with $108 million from financing activities and $8 million from operating activities were used to fund $170 million of investing activities. Significant investing activities included the acquisitions of the two generation companies in Panama as well as continued construction activities at various projects. The net source of cash from financing activities was primarily the result of project finance borrowings of approximately $111 million and borrowings under the revolver of approximately $184 million which were offset, in part, by repayment of approximately $144 million project financing debt. Unrestricted net cash flow of the parent company for the four quarters ended March 31, 1999 totaled approximately $360 million.



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

     In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $1,085 million in cumulative foreign currency translation adjustment losses at March 31, 1999.

YEAR 2000.  There are three  main  elements  in the  provision  of  electricity:
generation, transmission and distribution, all of which form a tightly integrated "supplier chain." In addition, the Company's businesses are also dependent on various industries supplying water, fuel and other utility services. AES, through its subsidiaries and affiliates, is involved in each aspect of the supplier chain in various countries throughout the world. Set forth below is information regarding AES's efforts to be prepared for problems associated with the potential inability of many existing computer programs and/or embedded computer chips to recognize the year 2000, both those in AES's businesses as well as those that AES's businesses depend upon.

     Certain of these statements may constitute forward-looking information as contemplated by the Private Securities Litigation Reform Act of 1995, including those regarding AES's expected readiness to handle Year 2000 problems, expected capital expenditures in the areas of remediation and testing, the future costs associated with business disruption caused by supplier or customer Year 2000 problems and the success of any contingency plans. AES cautions that its predictions of the extent of potential problems and the effectiveness of measures designed to address them are based on numerous assumptions, like those regarding the accuracy of statements or certifications from critical third parties and vendors, the ability to identify and remediate or replace embedded computer chips in affected equipment, and resource availability, among other things, and readers should be aware that actual results might differ materially from those discussed below.

     AES's approach to analyzing Year 2000 issues is to (1) inventory all systems and equipment likely to be affected, (2) perform an inventory assessment, (3) conduct remediations, (4) test all equipment and systems, and
(5) develop contingency plans to aid in business continuity.

     AES's State of Readiness. In 1998, AES established a readiness program, led by a senior executive and consisting of a team of AES people with extensive knowledge of AES's businesses and processes, as well as outside consultants experienced in these areas who are being used as advisors to assist with third party analysis and contingency planning.

     AES estimates that it has identified the potential issues at substantially all of its generating facilities. These issues consist of potential problems in non_information technology (IT) areas like AES's distributed control systems, programmable logic control systems, gas and electricity metering systems, environmental emissions monitoring equipment, backup power systems and telephone and security systems, as well as more traditional IT areas like computer hardware and software programs for accounting, payroll and billing services, among others.

     The Company's generation plants are also significantly dependent on transmission and distribution systems to carry the electricity to the ultimate end users.

     The Company also believes that it has identified the potential issues at substantially all of its distribution companies. These issues consist of potential problems in the digital relays and meters, its radio systems, energy management systems, system control and data management, and billing systems, among others.

     Due to the interdependent nature of the supply chain, the Company has extended its evaluation of Year 2000 issues to include key suppliers, transmission companies, customers and vendors, and has sought written assurance from these parties as to their Year 2000 readiness. The Company expects to complete steps one through four referred to above by the end of the second quarter of 1999.

     The Company's businesses are currently working through planned programs in order to achieve Year 2000 readiness. These programs include, where possible, actual simulations of the Year 2000, focusing on the key dates that have been identified as potential problems. A number of simulations have already been conducted with no adverse impacts on those AES businesses.

     Costs of Addressing Year 2000 Issues. Based on internal analysis, AES expects to spend a total of $15 million to $18 million to achieve full Year 2000 readiness company_wide. These amounts reflect AES's portion of expected costs to make its businesses Year 2000 ready, but not necessarily the costs associated with post_Year 2000 corrective actions or damage, if any. The Company expects to fund these expenditures through internal sources.

     Risks of Year 2000 Failures. Failures by each of the Company's generation and distribution companies to address Year 2000 issues may lead to numerical errors that, if not addressed or mitigated, may cause system malfunctions resulting in the inability to deliver electricity or the inability to collect data necessary for proper billing and tariff calculations, among other things.

     The Company's generating businesses may also be unable to deliver electricity because of the failure of the interconnected distribution companies to receive or transmit the electricity. Conversely, the Company's distribution companies may not receive sufficient electricity to deliver to their customers because of failures by supplying generators. In such instances of business interruption due to supplier or customer default, the Company will pursue all contractual remedies available to it to minimize the impact on its results of operations; however, there can be no assurance that, in all instances, the Company will be able to legally protect itself from damages arising from third party Year 2000 failures. Because of the significant interdependency of the supplier chain, the Company cannot guarantee that services will be uninterrupted nor can it adequately predict a reasonably likely worst case scenario until substantially all of the testing phase is completed.

     Contingency Plans. The Company (together with appropriate interested parties like transmission companies, independent system operators and government agencies) is still in the process of identifying and testing appropriate contingency plans addressing emergency operations, disaster recovery, data preservation and business continuation plans, and intends to have them in place by the fourth quarter of 1999. The plans will be continuously refined as new information becomes available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The company believes that there have been no material changes in exposure to market risks during the first quarter of 1999 from those set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 1998.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In April 1999, the Company sold 10 million shares of its common stock for net proceeds of approximately $502 million. The Company intends to use the proceeds to meet short-term liquidity needs relating to recent acquisitions, make equity investments or provide other credit support to assist in certain project refinancings, finance ongoing investments in projects, repay certain indebtedness or for general corporate purposes, or any combination therof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     In April, AES Thames, Inc., a subsidiary of the Company, agreed to a partial pre-payment of electricity by its customer, Connecticut Light and Power Company. The pre-payment of approximately $549 million is expected to be paid in January 2000. Completion of this transaction is subject to a number of conditions, including the approval of the Connecticut Department of Public Utilities Commission.

     In April, a subsidiary of the Company won a bid to acquire 50% of Empresa Distribudora Electrica Esta, a distribution company serving the eastern region of the Dominican Republic, for approximately $109 million.

     In May, a subsidiary of the Company completed the $202 million financing for the refurbishment, upgrade and environmental improvement of Fifoots Point, a 393 MW coal plant in South Wales, England. In addition, another subsidiary of the Company acquired two gas-fired power plants aggregating 966 MW in Victoria, Australia, for approximately $100 million.


     Also in May, a subsidiary of AES agree to increase its holdings in two Brazilian utilities, Light Servicos Eletridade S.A. and Eletropaulo S.A. by acquiring new shares of capital stock of each company for approximately $129 million in aggregate.

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

        4.16 First Supplemental Indenture dated as of August 10, 1998, to the Junior Subordinated Indenture dated as of August 10, 1998, between The AES Corporation and The First National Bank of Chicago, as trustee, to provide for the issuance of the 4.5% Convertible Junior Subordinated Debentures due 2005 is
                incorporated here in by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 1998 filed August 14, 1998.

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

       27       Financial Data Schedule (Article 5).


(b)  Reports on Form 8-K.

     Registrant filed a Current Report on Form 8-K dated March 18, 1999 containing the Registrant's Discussion and Analysis of Financial Condition and Results of Operation for the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE AES CORPORATION
                                                (Registrant)

Date:  May 17, 1999                             By: /s/ Barry J. Sharp
                                                   -----------------------------
                                                Name: Barry J. Sharp
                                                Title: Senior Vice President and
                                                         Chief Financial Officer

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