Form 10-Q
period 1999-06-30
AES CORPORATION
filed 1999-08-09
CIK 874761

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q


                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19281


                               THE AES CORPORATION
          ------------------------------------------------------------
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

                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at July 30, 1999, was 192,027,295.

================================================================================

                               THE AES CORPORATION
                                      INDEX

                                                                                                      Page


PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements:
         Consolidated Statements of Operations                                                           1
         Consolidated Balance Sheets                                                                     2
         Consolidated Statements of Cash Flow                                                            4
         Notes to Consolidated Financial Statements                                                      5
Item 2.  Discussion and Analysis of Financial Condition and Results of Operations                        9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              16
Item 2.  Changes in Securities and Use of Proceeds                                                      16
Item 3.  Defaults Upon Senior Securities                                                                16
Item 4.  Submission of Matters to a Vote of Security Holders                                            16
Item 5.  Other Information                                                                              17
Item 6.  Exhibits and Reports on Form 8-K                                                               17
Signatures                                                                                              21



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 1998 AND 1999



--------------------------------------------------------------------------------

(UNAUDITED)                                                      THREE         THREE          SIX             SIX
                                                                MONTHS         MONTHS        MONTHS          MONTHS
                                                                 ENDED         ENDED          ENDED           ENDED
                                                                6/30/98       6/30/99        6/30/98         6/30/99
-------------------------------------------------------------------------------------------------------------------------
($ in millions, except per share amounts)
REVENUES:
Sales and services                                                $  565           $   640       $   1,140      $  1,278

OPERATING COSTS AND EXPENSES:
Cost of sales and services                                           385               421             782           830
Selling, general and administrative expenses                          12                15              27            31
Provision for (recovery of) contract receivables                       -                (9)             15             -
                                                               -------------- ---------------- ------------ -------------

TOTAL OPERATING COSTS AND EXPENSES                                   397               427             824           861
                                                               -------------- ---------------- ------------ -------------

OPERATING INCOME                                                     168               213             316           417


OTHER INCOME AND (EXPENSE):
Interest expense                                                     (99)             (143)           (202)         (276)
Interest and other income                                             17                17              31            33
Foreign currency transaction loss                                      -                (5)              -            (2)
Equity in earnings (loss) before income tax                           43                37             100           (54)
(includes  foreign currency  transaction                      -------------- ----------------- ----------- -------------
losses  of $1  and $12 for the 3  months ended
June 30, 1998 & 1999,  respectively, and $2
and $144 for the 6 months ended June 30,
1998 & 1999, respectively)

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                                129               119             245           118

Income tax provision                                                  36                34              69            28
Minority interest                                                     22                14              40            32
                                                              -------------- ----------------- ----------- -------------

NET INCOME                                                        $   71          $     71       $     136      $     58
                                                              ============== ================= =========== =============

BASIC EARNINGS PER SHARE                                          $ 0.41          $   0.37       $    0.77      $   0.31
                                                              ============== ================= =========== =============

DILUTED EARNINGS PER SHARE                                        $ 0.39          $   0.36       $    0.75      $   0.31
                                                              ============== ================= =========== =============


    See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND JUNE 30, 1999

--------------------------------------------------------------------------------
(UNAUDITED)
                                                               12/31/98  6/30/99
--------------------------------------------------------------------------------
($ in millions)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                     $   491   $   391
Short-term investments                                             35        31
Accounts receivable,  less provision to reduce contract
receivables (1998-$52 and 1999-$42)                               365       438
Inventory                                                         119       123
Receivable from affiliates                                         18         9
Deferred income taxes                                              71        81
Prepaid expenses and other current assets                         155       198
                                                            ---------- ---------
Total current assets                                            1,254     1,271

PROPERTY, PLANT AND EQUIPMENT:
Land                                                              135       143
Electric generation and distribution assets                     5,301     5,815
Accumulated depreciation and amortization                        (525)     (626)
Construction in progress                                          634       974
                                                            ---------- ---------

Property, plant and equipment, net                              5,545     6,306

OTHER ASSETS:

Deferred financing costs, net                                     167       189
Project development costs                                         103        93
Investments in and advances to affiliates                       1,933     1,721
Debt service reserves and other deposits                          205       395
Electricity sales concessions and contracts                     1,280       993
Goodwill                                                           66        67
Other assets                                                      228       202
                                                            ---------- ---------
Total other assets
                                                                3,982     3,660
                                                            ---------- ---------

TOTAL                                                       $  10,781  $ 11,237
                                                            ========== =========


See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND JUNE 30, 1999

--------------------------------------------------------------------------------

(UNAUDITED)

                                                             12/31/98    6/30/99

--------------------------------------------------------------------------------
($ in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                            $   215    $   237
Accrued interest                                                113        156
Accrued and other liabilities                                   235        221
Other notes payable - current portion                             8          -
Project financing debt - current portion                      1,405        676
                                                          ---------- ----------

Total current liabilities                                     1,976      1,290

LONG-TERM LIABILITIES:
Project financing debt                                        3,597      4,651
Other notes payable                                           1,644      2,009
Deferred income taxes                                           268        239
Other long-term liabilities                                     220        211
                                                          ---------- ----------

Total long-term liabilities                                   5,729      7,110

MINORITY INTEREST                                               732        773

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
    SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES                550        550


STOCKHOLDERS' EQUITY:
Common stock                                                      2          2
Additional paid-in capital                                    1,243      1,757
Retained earnings                                               892        950
Accumulated other comprehensive loss                           (343)    (1,195)
                                                          ---------- -----------

Total stockholders' equity                                    1,794       1,514
                                                          ---------- -----------

TOTAL                                                     $  10,781    $ 11,237
                                                          ========== ===========


See Notes to Consolidated Financial Statements.

THE AES CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)                                                                               SIX           SIX
                                                                                        MONTHS        MONTHS
                                                                                         ENDED         ENDED
                                                                                        6/30/98       6/30/99
----------------------------------------------------------------------------------------------------------------
($ in millions)
OPERATING ACTIVITIES:
Net cash provided by operating activities                                                 $   198      $    159

INVESTING ACTIVITIES:
  Property additions                                                                         (142)         (298)
  Acquisitions, net of cash acquired                                                       (1,356)       (1,374)
  Proceeds from the sales of assets                                                           254           666
  Sale of short-term investments                                                               47             4
  Affiliate advances and equity investments                                                  (181)         (142)
  Project development costs                                                                    (9)          (31)
  Debt service reserves and other assets                                                       56          (190)
                                                                                      ------------  ------------
Net cash used in investing activities                                                      (1,331)       (1,365)

FINANCING ACTIVITIES:
  Borrowings (repayments) under the revolver                                                  372          (173)
  Issuance of project financing debt and other coupon bearing securities                    1,449         1,469
  Repayments of project financing debt and other coupon bearing securities                   (458)         (614)
  Payments for deferred financing costs                                                       (10)          (30)
  Other liabilities                                                                          (147)          (57)
  Minority Interest Payments                                                                  (18)           (3)
  Sales of common stock                                                                        10           514
                                                                                      ------------  ------------
Net cash provided by financing activities                                                   1,198         1,106
Increase in cash and cash equivalents                                                          65          (100)

Cash and cash equivalents, beginning                                                          302           491
                                                                                      ------------  ------------
Cash and cash equivalents, ending                                                         $   367      $    391
                                                                                      ============  ============
SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest                                                                $   156      $    221
                                                                                      ============  ============
Cash payments for income taxes                                                            $    37      $     24
                                                                                      ============  ============


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

         In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited financial statements for the periods ended June 30, 1998 and 1999, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the Company's consolidated financial statements which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Foreign Currency Translation

          During early 1999, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.21 Reais to the Dollar at December 31, 1998 to an average of 1.71 Reais to the Dollar for the six months ended June 30, 1999. This devaluation resulted in significant foreign currency translation and transaction losses for the Company for both the three months and the six months ended June 30, 1999. Non-cash charges of approximately $17 million and $146 million before income taxes were recorded during the three months and the six months ended June 30, 1999, respectively. The non-cash charges were approximately $13 million and $100 million after considering income taxes at the effective tax rate of 32% during the three months and the six months ended June 30, 1999, respectively. Excluding the effects of foreign currency transaction losses, the Company incurred net income of $84 million and diluted earnings per share of $0.43 for the three months ended June 30, 1999, and net income of $158 million and diluted earnings per share of $0.82 for the six months ended June 30, 1999.

3.  Earnings Per Share

         Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. See Exhibit 11 for the computation of the number of shares outstanding for basic earnings per share and diluted earnings per share in accordance with SFAS 128.

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

         The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented include condensed income statement information of Northern/AES Energy (45% owned U.S. affiliate), NIGEN Ltd. (47% owned UK Affiliate), Medway Power Ltd. (25% owned UK affiliate), Elsta (50% owned Netherlands affiliate), Light (14% and 18%, in 1998 and 1999, respectively, owned Brazilian affiliate), CEMIG (9.45% owned Brazilian affiliate), affiliates of Chigen, and Kingston (50% owned Canadian affiliate) for the six months ended June 30, 1998 and 1999. In addition to the affiliates owned as of June 30, 1998, the Company purchased OPGC (49% owned Indian affiliate) in late December 1998 which is included in the table below for the six months ended June 30, 1999.

                                             Six Months              Six Months
                                                  Ended                   Ended
                                                6/30/98                 6/30/99
                                                -------                 -------
        Revenues                                 $2,328                  $1,642
        Operating Income                            617                     740
        Net Income (Loss)                           526                    (381)



5.  Litigation

         The U.S. Environmental Protection Agency ("EPA") has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new performance standards, and whether best available control technology was or should have been used. AES's Beaver Valley plant received a request for information pursuant to Section 114 of the Clean Air Act, and has been visited by EPA personnel. The Beaver Valley plant cooperated with the request and provided the requested information. On August 4, 1999, the EPA issued a notice of violation ("NOV") to the plant, generally alleging that the facility failed to obtain the necessary permits in connection with certain changes made to the facility in the mid-to-late 1980s. The Beaver Valley facility disagrees with the EPA's findings and may meet with the EPA to attempt to resolve the issues identified in the NOV. If a mutually acceptable resolution is not reached, the EPA may seek to enforce the NOV through a judicial process and seek monetary penalties and/or injunctive relief under the Clean Air Act. The Company believes that the Beaver Valley facility has meritorious defenses to such an action and expects the facility to vigorously defend itself if any action is brought against it. The Company does not believe that the ultimate resolution of this issue will have a material adverse effect on its financial position or results of operations.

         The Company is also involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

6.  Acquisitions

         In May 1999, a subsidiary of the Company  acquired two gas-fired  power
plants  totaling  966  MW  from  the  government  of  Victoria,   Australia  for
approximately $100 million.

         In January 1999, a subsidiary of the Company acquired 49% of both Empresa de Generacion Chiriqui S.A. (EGE Chiriqui) and Empresa de Generacion Bayano (EGE Bayano), two hydroelectric generation companies in Panama, for approximately $91 million. AES controls the operations of both entities, and therefore, consolidates them.

         In December 1998, a subsidiary of the Company acquired a 75% interest in Telasi, the electricity distribution company of Tbilisi, Republic of Georgia, for approximately $26 million.

         In June 1998, a subsidiary of AES acquired approximately 90% of Empresa Distribuidora de La Plata S.A. ("EDELAP"), an electric distribution company in the province of Buenos Aires, Argentina for approximately $355 million.

         In May 1998, a subsidiary of the Company completed the purchase of three natural gas-fired electric generating stations located in Southern California for approximately $786 million.

         In February 1998, the Company acquired approximately 80% of Compania de Luz Electrica de Santa Ana ("CLESA"), an electricity distribution company in El Salvador, for approximately $96 million.

         The preceding acquisitions were accounted for as purchases and the accompanying statements of operations include the operating results for all of the acquired companies from the dates of their respective acquisitions. The following table presents supplemental unaudited pro forma operating information as if each of the acquisitions had occurred at the beginning of the periods presented (in millions, except per share amounts):

                                                    Six Months        Six Months
                                                      Ended              Ended
                                                     6/30/98            6/30/99
                                                     -------            -------

        Revenues                                      $1,247            $1,286
        Net Income                                       138                58
        Basic Earnings Per Share                        0.77              0.31
        Diluted Earnings Per Share                      0.75              0.31

         The pro forma results are based upon assumptions and estimates which the Company believes are reasonable. The pro forma results do not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they intended to be a projection of future results. Net income and earnings per share for the six months ended June 30, 1999 include a non-cash charge of $100 million, net of tax, from foreign currency transaction losses.

         In May 1999, a subsidiary of the Company acquired six electric generating stations for a purchase price of approximately $953 million. These coal-fired electric generating stations have a total installed capacity of 1,424 MW. Concurrently, the subsidiary sold two of the plants to an unrelated third party for approximately $670 million and simultaneously entered into a leasing arrangement with the unrelated party. The former transaction was accounted for as a purchase of assets while the latter was accounted for as a sale-leaseback, with operating lease treatment.

         In June 1999, a subsidiary of the Company assumed long-term managerial and voting control of two regional electric distribution companies (RECs) in Kazakhstan as part of a settlement of receivables outstanding from the government of Kazakhstan. The contractual rights received in this transaction were valued at approximately $26 million. The two distribution businesses serve approximately 1.8 million people.

         The purchase price allocations for recently completed acquisitions have been prepared on a preliminary basis subject to adjustments resulting from additional facts that may come to light when the engineering, environmental and legal analysis are completed during their respective allocation periods.

7. Comprehensive Income (Loss)

         Comprehensive income (loss) consists of net income and foreign currency translation adjustments. It includes $55 million and $110 million of foreign currency translation adjustment losses for the quarters ended June 30, 1998 and 1999, respectively, and $95 million and $852 million for the six months ended June 30, 1998 and 1999, respectively. Comprehensive income is $16 million for the quarter ended June 30, 1998, and comprehensive loss is $39 million for the quarter ended June 30, 1999. Comprehensive income is $41 million for the six months ended June 30, 1998, and comprehensive loss is $794 million for the six months ended June 30, 1999.

8. Segments

Information about the Company's operations by segment is as follows (in millions):

                                                                                             Equity
                                                                  Operating                  Earnings
                                           Revenue (1)            Income                     / (Loss)
                                      ----------------          -------------              -----------
QUARTER ENDED JUNE 30, 1998
Generation                            $         331            $          136           $            1
Distribution                                    230                        42                       42
Corporate and services                            4                       (10)                       -
                                        ------------             -------------              -----------
   Total                              $         565            $          168            $          43
                                        ============             =============              ===========

QUARTER ENDED JUNE 30, 1999
Generation                            $         406            $          171            $          11
Distribution                                    229                        50                       26
Corporate and services                            5                        (8)                       -
                                        ------------             -------------              -----------
   Total                              $         640            $          213            $          37
                                        ============             =============              ===========

SIX MONTHS ENDED JUNE 30, 1998
Generation                            $         656            $          248            $          15
Distribution                                    476                        94                       85
Corporate and services                            8                       (26)                       -
                                        ------------             -------------              -----------
   Total                              $       1,140            $          316            $         100
                                        ============             =============              ===========

SIX MONTHS ENDED JUNE 30, 1999
Generation                            $         791            $          348            $          26
Distribution                                    476                        94                      (80)
Corporate and services                           11                       (25)                       -
                                        -----------              -------------              -----------
   Total                              $       1,278            $          417            $        (54)
                                        ============             =============              ===========


(1) Intersegment revenues for the quarter ended June 30, 1998 and 1999 were $11 million and $21 million, respectively, and for six months ended June 30, 1998 and 1999 were $25 million and $45 million, respectively.

9.  Subsequent Events

         In July 1999, the Company acquired New Energy Ventures, an energy services provider formed to serve retail customers in the U.S. where competitive energy markets are emerging. The acquisition was valued at approximately $90 million, and financed through a combination of cash, debt and AES common stock.

ITEM  2.  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND  RESULTS  OF
          OPERATIONS.

INTRODUCTION

         The AES Corporation (AES or the Company) is a global power company committed to serving the world's needs for electricity in a socially responsible way.

         The majority of the Company's revenues represent sales of electricity to customers (generally electric utilities or regional electric companies) for further resale to end users. This is referred to as the electricity "generation" business. AES's generation business represented 62% of total revenues for the six months ended June 30, 1999. Sales by these generation companies are made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates, as well as through direct sales into regional wholesale electricity markets without a contract. The Company owns plants that it has constructed ("greenfield" plants) as well as those that it has purchased.

         Because of the significant complexities associated with building new electric generating plants, construction periods often range from two to five years. AES currently expects that projects now under construction will reach commercial operation and begin to sell electricity at various dates through the year 2002. The completion of each plant in a timely manner is generally supported by a guarantee from the plant's construction contractor, although in certain cases, AES has assumed the risk of satisfactory construction completion. Due to changes in the economic, political, technological, regulatory or logistical circumstances involving each individual plant, however, commercial operations may be delayed.

         AES also sells electricity directly to end users such as commercial, industrial, governmental and residential customers. This is referred to as the electricity "distribution" business. Electricity sales by AES's distribution businesses are generally made pursuant to the provisions of long-term electricity sale concessions granted by governments. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell. Each distribution company also purchases electricity from third party wholesale suppliers, which may include other subsidiaries of the Company.

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

         AES  is  also   currently   in  the  process  of   completing   several
acquisitions, including its agreement to acquire the outstanding shares of Cilcorp, Inc. an integrated distribution company in Illinois.

         Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Substantial risks accompany their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet certain milestones. As of June 30, 1999, capitalized costs for projects under development and in early stage of construction were approximately $93 million. The Company believes that these costs are recoverable; however, no assurance can be given that changes in circumstances related to individual projects will not occur or that any of these projects will be completed and reach commercial operation.

         In May 1999, a subsidiary of the Company, AES Barry Limited, completed a $195 million non-recourse project refinancing for its 230 MW gas-fired combined cycle power plant in Barry, South Wales, United Kingdom. Also in May 1999, a subsidiary of the Company, AES Fifoots Point Ltd., completed the $202 million financing for the planned refurbishment, upgrade and environmental improvement of a 393 MW coal-fired plant in South Wales, United Kingdom.

         In June 1999, a subsidiary of the Company, AES Ironwood L.L.C., completed a $308.5 million non-recourse bond financing for the construction of a 705 MW natural gas-fired combined cycle plant to be located in South Lebanon Township, Pennsylvania. Completion of construction and commencement of operations is expected in the second quarter of 2001. All of the capacity, associated energy and ancillary services from the plant will be sold under a 20-year tolling agreement with Williams Energy Marketing & Trading Company, a subsidiary of The Williams Company.

         Also in June 1999, a subsidiary of the Company, AES Parana S.A., completed a $448 million financing for the construciton of a 826 MW (net) natural gas-fired combined cycle power plant in San Nicolas, Province of Buenos Aires, Argentina. The project company is owned by wholly-owned subsidiaries of The AES Corporation (66.67%) and PSEG Global Inc. (33.33%). The facility is to be sited adjacent to the 650 MW San Nicolas power facility on the Parana River west of Buenos Aires, which is owned by AES and PSEG Global.

         It may not always be possible to arrange project financing for specific potential acquisitions. Moreover, acquisitions or the commencement of construction on several greenfield developments could require the Company to obtain substantial additional financing including both debt and equity. In order to enhance its financial capabilities to respond to these more accelerated opportunities, the Company maintains a $600 million revolving line and letter of credit facility (the "Revolver"). The Company also currently has a "universal shelf" registration statement with the SEC, which allows for the public issuance of various additional debt and preferred or common equity securities, either individually or in combination, and which currently represents approximately $2.5 billion in unused potential proceeds from the issuance of public securities.

         The Company wishes to caution readers that there are important factors and areas affecting the Company which involve risk and uncertainty. These factors are set forth in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1998 under the heading "Cautionary Statement and Risk Factors", and should be considered when reviewing the Company's business. Such factors are relied upon by AES in issuing any forward-looking statements and could affect AES's actual results and cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, AES. Some or all of these factors may apply to the Company's business as currently maintained or to be maintained.

SECOND QUARTER 1999 AND 1998 RESULTS OF OPERATIONS

         Revenues  increased 13%, or approximately $75 million,  to $640 million from the second quarter of 1998 to the second quarter of 1999. Revenues increased 12%, or approximately $138 million, to $1.3 billion from the six months ended June 30, 1998 to the six months ended June 30, 1999. Revenues increased primarily from the acquisition of new businesses and also from the completion of greenfield projects during both the second quarter of 1999 and the six months ended June 30, 1999. Acquisitions that contributed significantly to the overall increase in revenues include Southland, Edelap, Panama, Telasi, and certain of the New York plants. The start of commercial operations at Barry also contributed significantly to the overall increase in revenues. Several other businesses also experienced modest increases in revenues. Revenues were negatively impacted at Sul due to the effects of the devaluation of the Brazilian Real. A few other businesses, including Tiszai, also experienced modest decreases in revenues.

         Cost of sales and services increased 9%, or approximately $36 million, to $421 million from the second quarter of 1998 to the second quarter of 1999. Cost of sales and services increased 6%, or approximately $48 million, to $830 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. Cost of sales and services generally varies with changes in revenues. During both the second quarter of 1999 and the six months ended June 30, 1999, the change in cost of sales and services was relative to the change in revenues as previously discussed.

         Gross margin, which represents total revenues reduced by cost of sales and services and the provision to reduce contract receivables, increased 27%, or approximately $48 million, to $228 million from the second quarter of 1998 to the second quarter of 1999. Gross margin as a percentage of revenues increased from 32% for the second quarter of 1998 to 36% for the second quarter of 1999. Gross margin increased 31%, or approximately $105 million, to $448 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. Gross margin as a percentage of revenues increased from 30% for the six months ended June 30, 1998 to 35% for the six months ended June 30, 1999. The increase in gross margin as a percentage of revenues was due to higher relative gross margins at certain of the recently acquired businesses as well as improved gross margins at certain of the existing businesses. Gross margin as a percentage of revenues was favorably impacted by the settlement with the government of Kazakhstan which resulted in a reduction in the provision to reduce contract receivables.

         Selling, general and administrative expenses increased 25%, or approximately $3 million, to $15 million from the second quarter of 1998 to the second quarter of 1999. Selling, general and administrative expenses as a percentage of revenues remained constant at 2% for both the second quarter of 1998 and the second quarter of 1999. Selling, general and administrative expenses increased 15%, or approximately $4 million, to $31 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues remained constant at 2% for both the six months ended June 30, 1998 and the six months ended June 30, 1999. The increase in selling, general and administrative expenses is consistent with the Company's overall growth.

         Operating income increased 27%, or approximately $45 million, to $213 million from the second quarter of 1998 to the second quarter of 1999. Operating income as a percentage of revenues increased from 30% for the second quarter of 1998 to 33% for the second quarter of 1999. Operating income increased 32%, or approximately $101 million, to $417 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. Operating income as a percentage of revenues increased from 28% for the six months ended June 30, 1998 to 33% for the six months ended June 30, 1999. The increase in operating income is due primarily to the increase in gross margin.

         Interest expense increased 44%, or approximately $44 million, to $143 million from the second quarter of 1998 to the second quarter of 1999. Interest expense increased 37%, or approximately $74 million, to $276 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. Interest expense increased primarily due to the interest at new businesses, additional project debt relating to CEMIG and additional corporate interest on the senior debt and convertible subordinated debentures issued within the past twelve months to finance new investments.

         Interest and other income remained constant at $17 million for both the second quarter of 1998 and the second quarter of 1999. Interest and other income increased 6%, or approximately $2 million, to $33 million from the six months ended June 30, 1998 to the six months ended June 30, 1999.

         Equity in earnings of affiliates (before income taxes) decreased 14%, or approximately $6 million, to $37 million from the second quarter of 1998 to the second quarter of 1999. Equity in earnings of affiliates (before income taxes) decreased approximately $154 million to a loss of $54 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. Equity in earnings of affiliates (before income taxes) decreased primarily due to foreign currency transaction losses recorded at the Brazilian businesses from the devaluation of the Brazilian Real. Equity in earnings of affiliates (before income taxes) includes $12 million of foreign currency transaction losses for the second quarter of 1999 and $144 million of foreign currency transaction losses for the six months ended June 30, 1999. Excluding foreign currency transaction losses, equity in earnings of affiliates (before income taxes) increased 11% to approximately $49 million in the second quarter of 1999.

         The Company recorded an income tax provision of $36 million for the second quarter of 1998 and an income tax provision of $34 million for the second quarter of 1999. Excluding the foreign currency transaction losses, the income tax provision would have been $38 million for the second quarter of 1999. The Company recorded an income tax provision of $69 million for the six months ended June 30, 1998 and an income tax provision of $28 million for the six months ended June 30, 1999. Excluding the foreign currency transaction losses, the income tax provision would have been

$74 million for the six months ended June 30, 1999. Foreign currency transaction losses did not have a significant impact on the income tax provision for the quarter and the six months ended June 30, 1998. The Company's effective tax rate was 33% for 1998 and 32% for 1999.

         Minority interest decreased 36%, or approximately $8 million, to $14 million from the second quarter of 1998 to the second quarter of 1999. Minority interest decreased 20%, or approximately $8 million, to $32 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. The decrease in minority interest is due mainly to a lower contribution from CEMIG during the second quarter of 1999.

         Net income remained constant at $71 million for both the second quarter of 1998 and the second quarter of 1999. Excluding foreign currency transaction losses, net income increased 17%, or approximately $12 million, to $84 million from the second quarter of 1998 to the second quarter of 1999. Net income decreased 57%, or approximately $78 million, to $58 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. Excluding foreign currency transaction losses, net income increased 15%, or approximately $21 million, to $158 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. The increase in net income excluding foreign currency transaction losses reflects the increased business activity during the second quarter of 1999 and the six months ended June 30, 1999.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

          At June 30, 1999, cash and cash equivalents totaled approximately $391 million, as compared to $491 million at December 31, 1998. The $100 million decrease in cash, along with $1,106 million from financing activities and $159 million from operating activities were used to fund $1,365 million of investing activities. Significant investing activities included the acquisitions of two generation companies in Panama, six generation plants in New York (which also generated $660 million from the sale and leaseback of these assets,) two gas-fired plants in Australia, as well as continued construction activities at various projects. The net source of cash from financing activities was primarily the result of project finance borrowings of approximately $969 million, the issuance of $500 million in senior notes and proceeds from the sale of common stock of $514 million which were offset, in part, by repayment of approximately $614 million project financing debt. Unrestricted net cash flow of the parent company for the four quarters ended June 30, 1999 totaled approximately $381 million.

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

         In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $1,195 million in cumulative foreign currency translation adjustment losses at June 30, 1999.

         In April 1999, AES Cayman Guaiba Limited, an indirect shareholder of AES Sul Distribuidora Gaucha de Energia S.A. refinanced its existing non-recourse project financing. The refinanced loan has a principal amount of $410 million, a three year term, and in connection therewith AES contributed $320 million as additional equity to AES Sul.

         In June 1999, AES Ocean Springs, Ltd, a subsidiary of AES and the shareholder of Empresa Distribuidora de Energia Norte S.A. ("EDEN") and Empresa Distribuidora de Energia Sur S.A. ("EDES"), together with EDEN and EDES, refinanced their existing non-recourse project financings. The refinanced loans have an aggregate principal amount of approximately $193 million, one year terms, and in connection therewith AES contributed approximately $39 million as additional equity.

YEAR  2000

         There  are  three  main  elements  in  the  provision  of  electricity:
generation, transmission and distribution, all of which form a tightly integrated "supplier chain." In addition, the Company's businesses are also dependent on various industries supplying water, fuel and other utility services. AES, through its subsidiaries and affiliates, is involved in each aspect of the supplier chain in various countries throughout the world. Set forth below is information regarding AES's efforts to be prepared for the problems associated with the potential inability of many existing computer programs and/or embedded computer chips to recognize the year 2000, both those in AES's businesses as well as those that AES's businesses depend upon.

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

         AES'S STATE OF READINESS. In 1998, AES established a readiness program, led by a senior executive and consisting of a team of AES people with extensive knowledge of AES's businesses and processes, as well as outside consultants who are being used as advisors to assist with third party analysis and contingency planning.

         Approximately 85-90% of the Company's businesses have completed a thorough Year 2000 readiness program. The remaining businesses have completed the testing phase, and are in the process of completing their contingency planning and remediation programs. The Company expects to have these complete by the end of the third quarter. This readiness program has included, where possible, actual Year 2000 simulations as well as off-line tests using dates occurring after the year 2000, and the development of contingency plans. These tests disclosed no material difficulties with recognizing and processing dates after 1999. The Company is still evaluating the status of certain newly-acquired subsidiaries such as New Energy and Empresa Distribuidora del Electricidad del Este, S.A.

         The Company's generation plants are also significantly dependent on transmission and distribution systems to carry the electricity to the ultimate end users. Due to the interdependent nature of the supply chain, the Company has extended its evaluation of Year 2000 issues to include key suppliers, transmission companies, customers and vendors, and has organized meetings and sought written assurance from these parties as to their Year 2000 readiness.

         COSTS OF ADDRESSING YEAR 2000 ISSUES. The Company has spent approximately $9 million to date to achieve full Year 2000 readiness, and expects to spend an additional $3-4 million (for a total of $12-13 million) to achieve full Year 2000 readiness company wide. These amounts reflect AES's portion of expected costs to make its businesses Year 2000 ready, but not necessarily the costs associated with post- Year 2000 corrective actions or damages, if any. The Company expects to fund these expenditures through internal sources.

         RISKS OF YEAR 2000 FAILURES. Failures by each of the Company's generation and distribution companies to address Year 2000 issues may lead to numerical errors that, if not addressed or mitigated, may cause system malfunctions resulting in the inability to deliver electricity or the inability to collect data necessary for proper billing and tariff calculations, among other things.

         The Company's generation business may also be unable to deliver electricity because of the failure of the interconnected distribution companies to receive or transmit the electricity. Conversely, the Company's distribution companies may not receive sufficient electricity to deliver to their customers because of failures by supplying generators. In such instances of business interruption due to supplier or customer default, the Company will pursue all contractual remedies available to it to minimize the impact on its results of operations; however, the Company may be unable to recover damages arising from third party Year 2000 failures.

         CONTINGENCY PLANS. The Company (together with appropriate interested parties like transmission companies, independent system operators and government agencies) has identified and is testing appropriate contingency plans addressing emergency operations, disaster recovery, data preservation and business continuation plans, and intends to continue testing through the fourth quarter of 1999. In addition to our remediation programs, the Company's Year 2000 readiness efforts include evaluation of reasonably likely worst case scenarios and the development of contingency plans to address how we would respond to problems, should they occur. As part of the contingency planning process, the Company has addressed the scenarios recommended in the North American Electric Reliablity Council Year 2000 Contingency Planning Guide, as well as additional Company specified scenarios.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company believes that there have been no material changes in exposure to market risks during the second quarter of 1999 from those set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See discussion of litigation in Part I, above.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In April 1999, the Company sold 10,000,000 shares of its common stock for net proceeds of approximately $502 million. In June 1999, the Company issued $500,000,000 of 9.50% Senior Notes due 2009. The use of proceeds for these offerings was to meet short-term liquidity needs of the Company related to financing certain acquisitions, providing equity investments or other credit support to assist in certain project refinancings, repaying certain indebtedness, and otherwise for general corporate purpose.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


Election of Directors


Nominee                               For                       Against/Abstain

Roger W. Sant                        152,866,669                       2,132,770
Dennis W. Bakke                      152,804,533                       2,194,906
Alice F. Emerson                     151,742,148                       3,257,291
Bob Hemphill                         152,864,072                       2,135,367
Frank Jungers                        152,828,709                       2,170,730
John McArthur                        153,241,696                       1,757,743
Hazel O'Leary                        138,160,127                      16,839,312
Thomas I. Unterberg                  151,892,489                       3,106,950
Robert H. Waterman, Jr.              152,872,771                       2,126,668


Election of Certified Independent Accountants

For                           Against                  Abstain

154,653,960                   78,532                   266,947

ITEM 5.  OTHER INFORMATION.

         In July 1999, La Plata Partners, L.P., the parent of Empresa Distribuidora La Plata S.A. a subsidiary of AES, refinanced its existing non-recourse project financing. The refinanced loan has a principal amount of $193 million, a three year term, and in connection therewith AES contributed approximately $50,000,000 as additional equity.

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


(b)      Reports on Form 8-K.

         Registrant filed a Current Report on Form 8-K dated April 12, 1999 containing the Registrant's press release about the partial contract repayment to AES Thames.

         Registrant filed a Current Report on Form 8-K dated June 8, 1999 containing a discussion of the failure of Registrant's subsidiary that is the parent of Empresa Distribuidora de Energia Norte S.A. (Eden) and Empresa Distribuidora de Energia Sur S.A. (Edes) to repay when due $330 million of short-term indebtedness, which was subsequently cured.

         Registrant filed a Current Report on Form 8-K dated June 11, 1999 containing the Registrant's exhibit 4.01 "Form of Supplemental Indenture" (the "Second Supplemental Indenture") between Registrant and First National Bank of Chicago.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE AES CORPORATION
                                                (Registrant)

Date:  August 6, 1999                           By: /s/ Barry J. Sharp
                                                    ------------------
                                                Name: Barry J. Sharp
                                                Title: Senior Vice President and
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

                                                                   Sequentially
Exhibit                        Description of Exhibit              Numbered Page
-------                        ----------------------              -------------

11          Statement of Computation of Earnings Per Share.
27          Financial Data Schedule.