Form 10-Q
period 1999-09-30
AES CORPORATION
filed 1999-11-15
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19281

THE AES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1163725 (I.R.S. Employer Identification No.)
1001 North 19th Street, Arlington, Virginia (Address of Principal Executive Offices)	22209 (Zip Code)

(703) 522-1315
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at November 5, 1999, was 206,384,035.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

(Unaudited)

	Three Months Ended		Nine Months Ended
	9/30/99	9/30/98	9/30/99	9/30/98
	($ in millions, except per share amounts)

REVENUES:
Sales and services	$847	$612	$2,125	$1,752
OPERATING COSTS AND EXPENSES:
Cost of sales and services	602	400	1,432	1,182
Selling, general and administrative expenses	13	15	44	42
Provision to reduce (for recovery of) contract receivables	7	(3)	7	12

TOTAL OPERATING COSTS AND EXPENSES	622	412	1,483	1,236

OPERATING INCOME	225	200	642	516
OTHER INCOME AND (EXPENSE):
Interest expense	(141)	(126)	(417)	(346)
Interest and other income	22	16	55	47
Foreign currency exchange loss	(7)	—	(9)	—
Equity in earnings (loss) before income tax (includes foreign currency transaction loss of $54 for the 3 months ended September 30, 1999, and $198 for the 9 months ended September 30, 1999)	(3)	41	(57)	159

Income before income taxes, minority interest and extraordinary item	96	131	214	376
Income tax provision	27	30	55	99
Minority interest	11	22	43	62

Income before extraordinary item	58	79	116	215
Extraordinary item—Net gain on extinguishment of debt	—	2	—	2

NET INCOME	$58	$81	$116	$217

BASIC EARNINGS PER SHARE:
Before extraordinary item	$0.30	$0.44	$0.62	$1.21
Extraordinary item	—	0.01	—	0.01

Total	$0.30	$0.45	$0.62	$1.22

DILUTED EARNINGS PER SHARE:
Before extraordinary item	$0.29	$0.43	$0.61	$1.18
Extraordinary item	—	0.01	—	0.01

Total	$0.29	$0.44	$0.61	$1.19

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

(Unaudited)

	September 30, 1999	December 31, 1998
	($ in millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$702	$491
Short-term investments	49	35
Accounts receivable, less provision to reduce contract recievables (1999-$49 and 1998-$49)	679	365
Inventory	146	119
Receivable from affiliates	—	18
Deferred income taxes	78	71
Prepaid expenses and other current assets	212	155

Total current assets	1,866	1,254
PROPERTY, PLANT AND EQUIPMENT:
Land	157	135
Electric generation and distribution assets	5,990	5,301
Accumulated depreciation and amortization	(718)	(525)
Construction in progress	1,252	634

Property, plant and equipment, net	6,681	5,545
OTHER ASSETS:
Deferred financing costs, net	151	167
Project development costs	106	103
Investments in and advances to affiliates	1,510	1,933
Debt service reserves and other deposits	328	205
Electricity sales concessions and contracts	1,050	1,280
Goodwill	167	66
Other assets	247	228

Total other assets	3,559	3,982

TOTAL	$12,106	$10,781

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$261	$215
Accrued interest	206	113
Accrued and other liabilities	443	235
Other notes payable—current portion	10	8
Project financing debt—current portion	958	1,405

Total current liabilities	1,878	1,976
LONG-TERM LIABILITIES:
Project financing debt	4,786	3,597
Other notes payable	2,051	1,644
Deferred income taxes	116	268
Other long-term liabilities	259	220

Total long-term liabilities	7,212	5,729
MINORITY INTEREST	964	732
COMPANY-OBLIGATED CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES	550	550
STOCKHOLDERS' EQUITY:
Common stock	2	2
Additional paid-in capital	1,806	1,243
Retained earnings	1,008	892
Accumulated other comprehensive loss	(1,314)	(343)

Total stockholders' equity	1,502	1,794

TOTAL	$12,106	$10,781

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(Unaudited)

	Nine Months Ended September 30
	1999	1998
	($ in millions)

OPERATING ACTIVITIES:
Net cash provided by operating activities	$343	$137
INVESTING ACTIVITIES:
Property additions	(641)	(256)
Acquisitions, net of cash acquired	(1,439)	(1,356)
Proceeds from the sales of assets	666	254
Sale of short-term investments	8	32
Purchase of short-term investments	(22)	—
Affiliate advances and equity investments	(142)	(60)
Project development costs	(44)	(26)
Debt service reserves and other assets	(123)	52

Net cash used in investing activities	(1,737)	(1,360)
FINANCING ACTIVITIES:
Borrowings (repayments) under the revolver	(91)	171
Issuance of project financing debt and other coupon bearing securities	1,947	1,572
Repayments of project financing debt and other coupon bearing securities	(706)	(559)
Payments for deferred financing costs	(12)	(17)
Other liabilities	(40)	(58)
Minority interest payments	(7)	—
Sales of common stock	514	195

Net cash provided by financing activities	1,605	1,304
Increase in cash and cash equivalents	211	81
Cash and cash equivalents, beginning	491	302

Cash and cash equivalents, ending	$702	$383

SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest	$326	$301

Cash payments for income taxes	$53	$37

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of NewEnergy	$49	—

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

    In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the nine months ended September 30, 1999 and 1998, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the financial statements which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts previously presented have been reclassified to conform to the September 30, 1999 presentation.

2. Foreign Currency Translation

    During 1999, the Brazilian Reais experienced a significant devaluation relative to the U.S. Dollar, declining from 1.21 Reais to the Dollar at December 31, 1998 to an average of 1.82 Reais to the Dollar for the nine months ended September 30, 1999. This devaluation resulted in significant foreign currency translation and transaction losses for the Company for both the three months and the nine months ended September 30, 1999. A non-cash charge of approximately $61 million and $207 million before income taxes was recorded during the three months and the nine months ended September 30, 1999, respectively. The non-cash charge was approximately $41 million and $141 million after considering income taxes at the effective tax rate of 32% during the three months and the nine months ended September 30, 1999, respectively. Excluding the effects of foreign currency transaction losses, the Company incurred net income of $99 million and diluted earnings per share of $0.50 for the three months ended September 30, 1999, and net income of $257 million and diluted earnings per share of $1.34 for the nine months ended September 30, 1999. The Company also incurred $971 million in foreign currency translation losses during the nine months ended September 30, 1999 which are included in "Accumulated other comprehensive loss" in the consolidated balance sheet.

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

    The following table presents summarized financial information (in millions) for equity method affiliates on a combined 100% basis. Amounts presented include condensed income statement information of Northern/AES Energy (45% owned U.S. affiliate), NIGEN Ltd. (47% owned UK Affiliate), Medway Power Ltd. (25% owned UK affiliate), Elsta (50% owned Netherlands affiliate), Light (18% and 14%, in 1999 and 1998, respectively, owned Brazilian affiliate), CEMIG (9.45% owned Brazilian affiliate), affiliates of Chigen, and Kingston (50% owned Canadian affiliate) for the nine months ended September 30, 1999 and 1998. In addition to the affiliates owned as of September 30, 1998, the Company purchased OPGC (49% owned Indian affiliate) in late December 1998 which is included in the table below for the nine months ended September 30, 1999.

	Nine Months Ended September 30,
	1999	1998

Revenues	$2,461	$4,845
Operating Income	781	1,448
Net Income (Loss)	(381)	815

5. Legal Proceedings

    On October 14, 1999, the Company received a letter from the New York State Attorney General requesting operating and maintenance history for the Greenidge and Westover stations which were recently acquired from NGE Generating Company. The information is being sought in connection with the Attorney General's investigation into whether major modifications were made to several coal-fired electricity generating stations in New York without obtaining the requisite Prevention of Significance Deterioration ("PSD") and/or New Source Review ("NSR") pre-construction permits. The Company is cooperating with the Attorney General's investigation.

    In September, an appellate judge in the Minas Gerais state court system granted a temporary injunction that suspends the effectiveness of a shareholders' agreement for Cia. Energetica de Minas Gerais ("CEMIG"). This appellate ruling suspends the shareholders' agreement while the action to determine the validity of the shareholders' agreement is litigated in the lower court. In early November, the same appellate reversed this decision and reinstated the effectiveness of the shareholders' agreement, but did not restore the super majority voting rights that benefited the Company. AES intends to vigorously pursue its legal rights in this matter and to restore all of its rights regarding CEMIG, and does not anticipate that this temporary suspension of the shareholders' agreement will have a significant effect on its financial condition or results of operation.

    The Company is also involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending matters are expected to have a material adverse effect on its results of operations or financial position.

6. Acquisitions

    In September 1999, a subsidiary of the Company acquired approximately 51% of Central Electricity Supply Company of Orissa Limited (CESCO), an electricity distribution company in the state of Orissa, India, for approximately $10 million. In October 1999, a cyclone struck India including the state of Orissa and caused extensive damage to the transmission and distribution system of CESCO. The Company is currently assessing the extent of the damage as well as the costs of repair.

    In August 1999, a subsidiary of the Company won a bid to acquire a controlling 51% interest in Eletronet in Brazil for approximately $155 million. The remaining 49% will be owned by a subsidiary of Eletrobas, a Brazilian utility. Eletronet was created in 1998 by the minority owner to construct a national broadband telecommunications network attached to the existing national electrical transmission grid in Brazil. The business activities of Eletronet currently represent construction activities, preparing the network for its intended use. Therefore, no results of operations have been included in the table below for this acquisition.

    In August 1999, a subsidiary of the Company acquired 50% of Empresa Distribuidora de Electricidad del Este S.A. ("Ede Este") the distribution company providing electricity to approximately 400,000 users in the eastern portion of the Dominican Republic, for approximately $109 million. The Company controls the operations, and therefore, consolidates Ede Este.

    In July 1999, a subsidiary of the Company acquired all the outstanding shares of NewEnergy Ventures, Inc., a retail energy service company for approximately $90 million. NewEnergy provides electric energy, energy products and services, and technology-based energy solutions to customers in deregulated energy markets in the U.S. The acquisition was financed through a combination of cash, debt and AES common stock

    In May 1999, a subsidiary of the Company acquired two gas-fired power plants totaling 966 MW ("Ecogen") from the government of Victoria, Australia for approximately $100 million.

    In January 1999, a subsidiary of the Company acquired 49% of both Empresa de Generación Chiriquí S.A. (EGE Chiriquí) and Empresa de Generación Bayano (EGE Bayano), two hydroelectric generation companies in Panama, for approximately $91 million. AES controls the operations of both entities, and therefore, consolidates them.

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

    In May 1998, AES Southland and other subsidiaries of the Company completed the purchase of three natural gas-fired electric generating stations located in Southern California from Southern California Edison for approximately $786 million.

    In February 1998, the Company acquired approximately 80% of Compania de Luz Electrica de Santa Ana ("CLESA"), an electricity distribution company in El Salvador, for approximately $97 million.

    The accompanying statements of operations include the operating results for all of the acquired companies from the dates of their respective acquisitions. The following table presents supplemental unaudited pro forma operating information as if each of the acquisitions had occurred at the beginning of the periods presented (in millions, except per share amounts):

	Nine Months Ended
	9/30/99	9/30/98

Revenues	$2,390	$2,112
Income before extraordinary item	99	196
Net Income	99	198
Basic Earnings Per Share before extraordinary item	0.53	1.10
Basic Earnings Per Share	0.53	1.12
Diluted Earnings Per Share before extraordinary item	0.51	1.08
Diluted Earnings Per Share	0.51	1.09

    The pro forma results are based upon assumptions and estimates which the company believes are reasonable. The pro forma results do not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1998, nor are they intended to be a projection of future results. Net income and earnings per share for the nine months ended September 30, 1999 include a non-cash charge of $141 million, net of tax, from foreign currency transaction losses.

    In June 1999, a subsidiary of the Company assumed long-term managerial and voting control of two regional electric distribution companies ("RECs") in Kazakhstan as part of a settlement of receivables outstanding from the government of Kazakhstan. The contractual rights to control the operations of the RECs received in this transaction were valued at approximately $26 million. The two distribution businesses serve approximately 1.8 million people. There can be no assurance that the government of Kazakhstan will abide by the terms or periods agreed to in the original memorandum of understanding that currently governs the Company's operating control of the RECs.

    In May 1999, a subsidiary of the Company acquired six electric generating stations from NGE Generation, Incorporated ("NGE") for approximately $953 million. These coal-fired electric generating stations have a total installed capacity of 1,424 MW. Concurrently, the subsidiary sold two of the plants to an unrelated third party for approximately $670 million and simultaneously entered into a leasing arrangement with the unrelated party. The former transaction was accounted for as a purchase while the latter was accounted for as a sale-leaseback, with operating lease treatment.

    The purchase price allocations for recently completed acquisitions have been prepared on a preliminary basis subject to adjustments resulting from additional facts that may come to light when the engineering, environmental and legal analysis are completed during their respective allocation periods.

7. Comprehensive Income

    Comprehensive income (loss) consists of net income and foreign currency translation adjustments. It includes foreign currency translation losses of $119 million and $86 million for the quarters ended September 30, 1999 and 1998, respectively, and foreign currency translation losses of $971 million and $181 million for the nine months ended September 30, 1999 and 1998, respectively. Comprehensive loss was $61 million and $5 million for the quarters ended September 30, 1999 and 1998, respectively. Comprehensive loss was $855 million for the nine months ended September 30, 1999, and comprehensive income was $36 million for the nine months ended September 30, 1998.

8. Segments

    Information about the Company's operations by segment are as follows (in millions):

	Revenue (1)	Operating Income	Equity Earnings / (Loss)

Quarter Ended September 30, 1999
Generation	$529	$203	$10
Distribution	315	34	(13)
Corporate and services	3	(12)	—

Total	$847	$225	$(3)

Quarter Ended September 30, 1998
Generation	$366	$162	$6
Distribution	244	55	35
Corporate and services	2	(17)	—

Total	$612	$200	$41

Nine Months Ended September 30, 1999
Generation	$1,320	$551	$36
Distribution	791	128	(93)
Corporate and services	14	(37)	—

Total	$2,125	$642	$(57)

Nine Months Ended September 30, 1998
Generation	$1,022	$410	$21
Distribution	720	149	138
Corporate and services	10	(43)	—

Total	$1,752	$516	$159

(1)
Intersegment revenues for the quarter ended September 30, 1999 and 1998 were $23 million and $24 million, respectively, and for nine months ended September 30, 1999 and 1998 were $68 million and $49 million, respectively.

9. Subsequent Events

    In November 1999 a subsidiary of the Company acquired a controlling interest in Tiete (Companhia de Geracao de Energia Eletrica Tiete), a generating company in Brazil for approximately $498 million. AES acquired 61% of the voting stock and 39% of the total capital stock of the company. Approximately $186 million of the project financing was provided by BNDES, the Brazilian national development bank, and AES funded the remaining amount.

    In November 1999 the Company sold an additional $250,000,000 of its 9.50% Senior Notes due 2009 at 99.5% plus accrued interest from June 11, 1999. The proceeds from this offering were used to meet short-term liquidity needs of the Company related to financing certain acquisitions, providing equity investments or other credit support to assist in certain project refinancings, repaying certain indebtedness and otherwise for general corporate purposes.

    In October 1999 the Company sold 14,000,000 shares of its common stock for gross proceeds of approximately $801 million and simultaneously sold trust convertible preferred Securities ("Convertibles") for gross proceeds of approximately $450 million. The Convertibles were priced to yield 6 3/4%, with a 23% conversion premium. In November 1999 the underwriters exercised their entire overallotment option for the Convertibles in the amount of approximately $68 million. The proceeds from these offerings were used to meet short-term liquidity needs of the Company related to financing certain acquisitions, providing equity investments or other credit support to assist in certain project refinancings, repaying certain indebtedness, and otherwise for general corporate purposes.

    In October 1999 a subsidiary of the Company completed the acquisition of Peoria, Illinois-based CILCORP Inc. (NYSE:CER). AES entered into a definitive agreement in November 1998 to acquire CILCORP for approximately $886 million in cash. The purchase price includes $475 million of subordinated debentures issued by the subsidiary formed to acquire CILCORP. CILCORP is the parent company of Central Illinois Light Company, an electric and gas utility that serves approximately 190,000 electric and 200,000 gas customers in central Illinois.

Item 2. Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

    The AES Corporation (AES or the Company) is a global power company committed to serving the world's needs for electricity in a socially responsible way.

    The majority of the Company's revenues represent sales of electricity to customers (generally electric utilities or regional electric companies) for further resale to end-users. This is referred to as the electricity "generation" business. AES's generation business represented 62% of total revenues for the nine months ended September 30, 1999. Sales by these generation companies are made both under long-term contracts from power plants owned by the Company's subsidiaries and affiliates as well as through direct sales into regional wholesale electricity markets without a contract. The Company owns plants that it has constructed ("greenfield" plants) as well those that it has purchased.

    Because of the significant complexities associated with building new electric generating plants, construction periods often range from two to five years, depending on the technology and location. AES currently expects that projects now under construction will reach commercial operation and begin to sell electricity at various dates through the year 2002. The completion of each plant in a timely manner is generally supported by a guarantee from the plant's construction contractor, although in certain cases, AES has assumed the risk of satisfactory construction completion. Due to changes in the economic, political, technological, regulatory or logistical circumstances involving each individual plant, however, those commercial operations may be delayed.

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

    AES is also currently in the process of completing several acquisitions, including its agreement to acquire the Drax Power Station, a 4,000 MW coal-fired base load generating facility. On November 9, 1999, the British Secretary of State approved the sale of the Drax Power Station by National Power, Plc. to AES.

    Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Substantial risks accompany their successful completion, including, but not limited to, those relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet certain milestones. As of September 30, 1999, capitalized costs for projects under development and in early stage construction were approximately $106 million. The Company believes that these costs are recoverable; however, no assurance can be given that changes in circumstances related to individual projects will not occur or that any of these projects will be completed and reach commercial operation.

    It may not always be possible to arrange project financing for specific potential acquisitions. Moreover, acquisitions or the commencement of construction on several greenfield developments could require the Company to obtain substantial additional financing including both debt and equity. In order to enhance its financial capabilities to respond to these more accelerated opportunities, the Company maintains a $600 million revolving line and letter of credit facility (the "Revolver") and a $250 million letter of credit facility. AES also maintains a "universal shelf" registration statement with the SEC, which allows for the public issuance of various additional debt and preferred or common equity securities, either individually or in combination, and which currently represents approximately $932 million in unused potential proceeds from the issuance of public securities.

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

Results of Operations

    Revenues.  Revenues increased $235 million, or 38%, to $847 million in the third quarter of 1999 from $612 million in the third quarter of 1998. Revenues increased $373 million, or 21%, to $2.1 billion in the nine months ended September 30, 1999 from $1.7 billion in the nine months ended September 30, 1998. Revenues increased primarily from the acquisition of new businesses and also from the development of greenfield projects during both the third quarter of 1999 and the nine months ended September 30, 1999. The increase in revenues for the third quarter of 1999 is due primarily to the acquisitions of New Energy in July 1999 and the New York plants in May 1999. Other acquisitions that also contributed to the increase in revenues during the nine months ended September 30, 1999 include Southland, Edelap, Panama and Telasi. The start of commercial operations at Barry also contributed to the overall increase in revenues. Several other businesses also experienced modest increases in revenues. Revenues were negatively impacted at Sul due to the effects of the devaluation of the Brazilian Reais. A few other businesses also experienced modest decreases in revenues.

    Gross Margin.  Gross margin, which represents total revenues reduced by cost of sales and services, increased $33 million, or 16%, to $245 million in the third quarter of 1999 from $212 million in the third quarter of 1998. Gross margin as a percentage of revenues decreased to 29% in the third quarter of 1999 from 35% in the third quarter of 1998. Gross margin in the third quarter of 1999 was negatively impacted by losses at New Energy which was acquired in July 1999, as well as by a decline at Sul due to the devaluation of the Brazilian Reais. Gross margin increased $123 million, or 22%, to $693 million for the nine months ended September 30, 1999 from $570 million for the nine months ended September 30, 1998. Gross margin as a percentage of revenues was 32% for the nine months ended September 30, 1999 and was 33% for the nine months ended September 30, 1998.

    Provision to Reduce Contract Receivables.  The Company recorded a $7 million provision to reduce contract receivables during the three months ended September 30, 1999. This provision relates primarily to Telasi, a distribution company in Tiblisi, Georgia.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2 million, or 13%, to $13 million for the three months ended September 30, 1999 from $15 million for the three months ended September 30, 1998. Selling, general and administrative expenses as a percentage of revenues remained fairly consistent at 1% for the three months ended September 30, 1999 and 2% for the three months ended September 30, 1998. Business development expenses declined slightly during the three months ended September 30, 1999, because more of the Company's resources were focused on completing acquisitions and projects under construction. Selling, general and administrative expenses increased $2 million, or 5%, to $44 million for the nine months ended September 30, 1999 from $42 million for the nine months ended September 30, 1998. Selling, general and administrative expenses as a percentage of revenues remained constant at 2% for both the nine months ended September 30, 1999 and the nine months ended September 30, 1998.

    Operating Income.  Operating income increased $25 million, or 13%, to $225 million for the three months ended September 30, 1999 from $200 million for the three months ended September 30, 1998. Operating income as a percentage of revenues decreased to 27% for the three months ended September 30, 1999 from 33% for the three months ended September 30, 1998. The decrease in operating income as a percentage of revenues for the three months ended September 30, 1999 is consistent with the decrease in gross margin as a percentage of revenues for the three months ended September 30, 1999. Operating income increased $126 million, or 24%, to $642 million for the nine months ended September 30, 1999 from $516 million for the nine months ended September 30, 1998. Operating income as a percentage of revenues remained constant at 30% for both of the nine months ended September 30, 1999 and the nine months ended September 30, 1998.

    Interest Expense.  Interest expense increased $15 million, or 12%, to $141 million for the three months ended September 30, 1999 from $126 million for the three months ended September 30, 1998. Interest expense increased $71 million, or 21%, to $417 million for the nine months ended September 30, 1999 from $346 million for the nine months ended September 30, 1998. The overall increase in interest expense is due to interest at new businesses and additional corporate interest on the senior debt and convertible subordinated debentures issued within the past twelve months to finance new investments, offset by reductions in debt at several South American businesses and an increase in capitalized interest because of increased construction activity during 1999.

    Interest and Other Income.  Interest and other income increased $6 million, or 38%, to $22 million for the three months ended September 30, 1999 from $16 million for the three months ended September 30, 1998. Interest and other income increased $8 million, or 17%, to $55 million for the nine months ended September 30, 1999 from $47 million for the nine months ended September 30, 1998. The increase in interest and other income is due primarily to an increase in funds available for investment.

    Foreign Currency Transaction Losses.  The Company recorded $7 million of foreign currency transaction losses in businesses which are controlled and consolidated by the Company during the three months ended September 30, 1999. For the nine months ended September 30, 1999, the Company recorded $9 million of foreign currency transaction losses in businesses which are controlled and consolidated by the Company. The losses relate primarily to a decline in the value of the Pakistani Rupee. The Company was also impacted by the devaluation of the Brazilian Reais and recorded $54 million of foreign currency transaction losses on its investments in affiliates during the three months ended September 30, 1999. For the nine months ended September 30, 1999, the Company recorded $198 million of foreign currency transaction losses due to the devaluation of the Brazilian Reais on its investments in affiliates. Equity in earnings of affiliates (before income tax) is presented net of the foreign currency transaction losses on the Consolidated Statements of Operations.

    Equity in Earnings (Losses) of Affiliates.  The Company recorded a $3 million loss from its investments in affiliates for the three months ended September 30, 1999. The $3 million loss is net of $54 million in foreign currency transaction losses. Excluding the foreign currency transaction losses, equity in earnings of affiliates increased $10 million, or 24%, to $51 million for the three months ended September 30, 1999 from $41 million for the three months ended September 30, 1998. The overall increase in equity earnings excluding foreign currency transaction losses is due primarily to increases at Eletropaulo, a subsidiary of Light, OPGC and Elsta, offset by decreases at CEMIG and AES Northern. The settlement of a gross receipts tax dispute favorably impacted the equity earnings from Eletropaulo. The Company recorded a $57 million loss for the nine months ended September 30, 1999. The $57 million loss is net of $198 million in foreign currency transaction losses. Excluding the foreign currency transaction losses, equity in earnings of affiliates decreased $18 million, or 11%, to $141 million for the nine months ended September 30, 1999 from $159 million for the nine months ended September 30, 1998. The decrease in equity earnings excluding foreign currency transaction losses is due primarily to decreases in the Brazilian businesses as well as at AES Northern.

    Income Taxes.  The Company recorded an income tax provision of $27 million for the three months ended September 30, 1999 and an income tax provision of $30 million for the three months ended September 30, 1998. Excluding the foreign currency transaction losses, the income tax provision would have been $47 million for the three months ended September 30, 1999. The Company recorded an income tax provision of $55 million for the nine months ended September 30, 1999 and an income tax provision of $99 million for the nine months ended September 30, 1998. Excluding the foreign currency transaction losses, the income tax provision would have been $121 million for the nine months ended September 30, 1999. The Company's effective tax rate was 32% in 1999 and 33% in 1998.

    Minority Interest.  Minority interest decreased $11 million, or 50%, to $11 million for the three months ended September 30, 1999 from $22 million for the three months ended September 30, 1998. Minority interest decreased $19 million, or 31%, to $43 million for the nine months ended September 30, 1999 from $62 million for the nine months ended September 30, 1998. The decrease in minority interest for both the three months and the nine months ended September 30, 1999 is due mainly to a lower contribution from certain Brazilian businesses in 1999.

    Net Income.  Net income decreased $23 million, or 28%, to $58 million for the three months ended September 30, 1999 from $81 million for the three months ended September 30, 1998. Excluding foreign currency transaction losses, net income increased $20 million, or 25%, to $99 million for the three months ended September 30, 1999 from $79 million for the three months ended September 30, 1998. Net income excluding foreign currency transaction losses as a percentage of revenues remained fairly constant at 12% for the three months ended September 30, 1999 and 13% for the three months ended September 30, 1998. Net income decreased $101 million, or 47%, to $116 million for the nine months ended September 30, 1999 from $217 million for the nine months ended September 30, 1998. Excluding foreign currency transaction losses, net income increased $42 million, or 20%, to $257 million for the nine months ended September 30, 1999 from $215 million for the nine months ended September 30, 1998. Net income excluding foreign currency transaction losses as a percentage of revenues remained constant at 12% for both the nine months ended September 30, 1999 and the nine months ended September 30, 1998.

Financial Position, Cash Flows and Foreign Currency Exchange Rates

    At September 30, 1999, cash and cash equivalents totaled approximately $702 million, as compared to $491 million at December 31, 1998. The $211 million increase in cash resulted from $1,605 million from financing activities, $343 million from operating activities and the funding of $1,737 million of investing activities. Significant investing activities included the following acquisitions: EGE Chiriqui and EGE Bayano in Panama; Ecogen in Australia; NewEnergy in California; Ede Este in the Dominican Republic; Eletronet in Brazil; CESCO in India; the six electric generating stations from NGE and the sale and leaseback of certain of the stations; as well as continued construction activities at various projects. The net source of cash from financing activities was primarily the result of project finance borrowings of approximately $1,947 million, the issuance of $500 million in senior notes which were offset, in part, by repayment of approximately $706 million of project financing debt. Unrestricted net cash flow of the parent company for the four quarters ended September 30, 1999 totaled approximately $370 million.

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

    In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $1,314 million in cumulative foreign currency translation adjustment losses at September 30, 1999.

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

    AES's State of Readiness.  In 1998, AES established a readiness program, led by senior executives and consisting of a team of AES people with extensive knowledge of AES's businesses and processes, as well as outside consultants experienced in these areas who are being used as advisors to assist with third party analysis and contingency planning.

    Approximately 98% of the Company's businesses have completed a thorough Year 2000 readiness program. The remaining businesses are in the process of completing their contingency planning and all elements of their readiness plan by December 1999. This readiness program has included, where possible, actual Year 2000 simulations as well as off-line tests using dates occurring after the year 2000, and the development of contingency plans. These tests disclosed no material difficulties with recognizing and processing dates after 1999. The Company is still evaluating the status of certain newly acquired or to be acquired subsidiaries and assets such as Empresa Distribuidora del Electricidad del Este, S.A., Tiete, and the Drax Power Station.

    The Company's generation plants are also significantly dependant on transmission and distribution systems to carry the electricity to the ultimate end users.

    Due to the interdependent nature of the supply chain, the Company has extended its evaluation of Year 2000 issues to include key suppliers, transmission companies, customers and vendors, and has organized meetings and sought written assurance from these parties as to their Year 2000 readiness.

    Costs of Addressing Year 2000 Issues.  The Company has spent approximately $14 million to date to achieve full Year 2000 readiness, and does not expect to spend significant additional funds to achieve full Year 2000 Readiness Company wide. These costs include estimates for the newly acquired CESCO and soon to be acquired Drax Power Station. These amounts reflect AES's portion of expected costs to make its businesses Year 2000 ready, but not necessarily the cost associated with post-Year 2000 corrective actions or damages, if any. The Company has funded these expenditures through internal sources.

    Risks of Year 2000 Failures.  Failures by each of the Company's generation and distribution companies to address Year 2000 issues may lead to numerical errors that, if not addressed or mitigated, may cause system malfunctions resulting in the inability to deliver electricity or the inability to collect data necessary for proper billing and tariff calculations, among other things.

    The Company's generation business may also be unable to deliver electricity because of the failure of the interconnected distribution companies to receive or transmit the electricity. Conversely, the Company's distribution companies may not receive sufficient electricity to deliver to their customers because of failures by supplying generators. In such instances of business interruption due to supplier or customer default, the Company will pursue all contractual remedies available to it to minimize the impact on its results of operations; however, there can be no assurance that, in all instances, the Company will be able to legally protect itself from damages arising from third party Year 2000 failures. Because of the significant interdependency of the supplier chain, the Company cannot guarantee that services will be uninterrupted nor can it adequately predict a reasonably likely worst-case scenario until substantially all of the testing phase is completed.

    Contingency Plans.  The Company (together with appropriate interested parties like transmission companies, independent system operators and government agencies) has identified and is testing appropriate contingency plans, addressing emergency operations, disaster recovery, data preservation and business continuation plans, and intends to continue testing through the fourth quarter of 1999. In addition to our remediation programs, the Company's Year 2000 readiness efforts include evaluation of reasonably likely worst case scenarios and the development of contingency plans to address how we would respond to problems, should they occur. As a part of the contingency planning process, the Company has addressed the scenarios recommended in the North American Electric Reliability Council Year 2000 Contingency Planning Guide, as well as additional Company specific scenarios. In September 1999, the AES businesses that are located within the North Americas Reliability Council (NERC) area were issued a Year 2000 ready status from NERC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    The company believes that there have been no material changes in exposure to market risks during the third quarter of 1999 from those set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 1998.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

    See discussion of litigation in Part I, Notes 5 and 9 to the Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds.

    In November 1999 the Company sold an additional $250,000,000 of its 9.50% Senior Notes due 2009 at 99.5% plus accrued interest from June 11, 1999. The proceeds from this offering were used to meet short-term liquidity needs of the Company related to financing certain acquisitions, providing equity investments or other credit support to assist in certain project refinancings, repaying certain indebtedness and otherwise for general corporate purposes.

    In October 1999 the Company sold 14,000,000 shares of its common stock for gross proceeds of approximately $801 million. In October 1999 the Company also sold trust convertible preferred Securities ("Convertibles") for gross proceeds of approximately $450 million. The Convertibles were priced to yield 6 3/4%, with a 23% conversion premium. Also, in November 1999 the underwriters exercised their entire overallotment option for the Convertibles which amounted to approximately $68 million. The proceeds from these offerings were used to meet short-term liquidity needs of the Company related to financing certain acquisitions, providing equity investments or other credit support to assist in certain project refinancings, repaying certain indebtedness, and otherwise for general corporate purposes.

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
10.1
Amended Power Sales Agreement, dated as of December 10, 1985, between Oklahoma Gas and Electric Company and AES Shady Point, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-40483) .
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
10.4
Power Purchase Agreement, dated March 25, 1988, between AES Barbers Point, Inc. and Hawaiian Electric Company, Inc., as amended, is incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 33-40483) .
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
10.12
$600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as Agent.
10.13
Amendment No. 1 dated as of May 21, 1999 to the $600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as Agent.
10.14
Amendment No. 2 dated as of July 27, 1999 to the $600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as Agent.
10.15
Amendment No. 3 dated as of September 28, 1999 to the $600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as Agent.
10.16
Guaranty dated as of September 30, 1999 made by AES Oklahoma Management Co., Inc., AES Hawaii Management Company, Inc., AES Southland Funding LLC, and AES Warrior Run Funding LLC in favor of the Banks and the Fronting Banks party to the Credit Agreement and Morgan Guaranty Trust Company of New York, as Agent.
10.17
Letter of Credit and Reimbursement Agreement dated as of October 19, 1999, among AES, the Several Banks and Financial Institutions parties thereto from time to time, the Letter of Credit Issuing Banks parties thereto from time to time, Union Bank of California, N.A. as Administrative Agent, Morgan Guaranty Trust Company of New York as Syndication Agent, and Bank of America, N.A. as Documentation Agent.
11	Statement of computation of earnings per share.
27	Financial Data Schedule (Article 5).

    (b) Reports on Form 8-K.

    Registrant filed a Current Report on Form 8-K dated September 30, 1999 containing audited historical financial statements of CILCORP as of and for the three years ended December 31, 1998, interim financial statements of CILCORP as of and for the six months ended June 30, 1999, and pro forma financial statements of The AES Corporation as of and for the six months ended June 30, 1999 and for the year ended December 31, 1998 which reflect the acquisition of CILCORP.

    Registrant filed a Current Report on Form 8-K dated August 20, 1999 containing the Registrant's press release about the agreement to acquire the Drax Power Station from National Power, Plc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)
Date: November 15, 1999	By:	/s/ BARRY J. SHARP Name: Barry J. Sharp Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page

10.12	$600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as Agent
10.13	Amendment No. 1 dated as of May 21, 1999 to the $600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as Agent
10.14	Amendment No. 2 dated as of July 27, 1999 to the $600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as Agent
10.15	Amendment No. 3 dated as of September 28, 1999 to the $600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as Agent
10.16	Guaranty dated as of September 30, 1999 made by AES Oklahoma Management Co., Inc., AES Hawaii Management Company, Inc., AES Southland Funding LLC, and AES Warrior Run Funding LLC in favor of the Banks and the Fronting Banks party to the Credit Agreement and Morgan Guaranty Trust Company of New York, as Agent
10.17	Letter of Credit and Reimbursement Agreement dated as of October 19, 1999, among AES, the Several Banks and Financial Institutions parties thereto from time to time, the Letter of Credit Issuing Banks parties thereto from time to time, Union Bank of California, N.A. as Administrative Agent, Morgan Guaranty Trust Company of New York as Syndication Agent, and Bank of America, N.A. as Documentation Agent
11	Statement of Computation of Earnings Per Share
27	Financial Data Schedule