Form 10-K
period 1999-12-31
AES CORPORATION
filed 2000-03-30
CIK 874761

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 0-19281

                               THE AES CORPORATION

          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 54-1163725
        (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)                Identification No.)

 1001 NORTH 19TH STREET, ARLINGTON, VIRGINIA                 22209
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (703) 522-1315
           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------          -----------------------------------------
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

                               ---------------

         The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at March 2, 2000, was $13,584,103,262. The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at March 2, 2000, was 207,234,949.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 18, 2000 is hereby incorporated by reference. Certain information therein is incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS.

OVERVIEW

         The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are a global power company committed to serving the world's needs for electricity in a socially responsible way. AES's electricity "generation" business consists of sales to wholesale customers (generally electric utilities, regional electric companies or wholesale commodity markets known as "power pools") for further resale to end users. AES also sells electricity directly to end users such as commercial, industrial, governmental and residential customers through its "distribution" business.

         In its generation business, AES now operates and owns (entirely or in part) a diverse portfolio of electric power plants (including those within the integrated distribution companies discussed below) with a total capacity of 36,675 megawatts (MW). Of that total, 33% are fueled by coal or petroleum coke, 18% are fueled by natural gas, 15% are hydroelectric facilities, 4% are fueled by oil, and the remaining 30% are capable of using multiple fossil fuels. Of the total MW, 7,606 (eighteen plants) are located in the United States, 754 (seven plants) are in China, 1,281 (three plants) are in Hungary, 9,106 (fifty-one plants) are in Brazil, 5,763 (six plants) are in the UK, 885 (six plants) are in Argentina, 7,909 (seven plants) are in Kazakhstan (including 4,000 MW attributable to Ekibastuz which currently has a reliable capacity of approximately 22%), 210 (one plant) are in the Dominican Republic, 110 (one plant) are in Canada, 695 (two plants) are in Pakistan, 405 (one plant) are in the Netherlands, 1,254 (three plants) are in Australia, 420 (one plant) are in India, 277 (four plants) are in Panama.

         AES has majority ownership in three distribution companies in Argentina and individual distribution companies in the United States, Brazil, El Salvador, Dominican Republic, and The Republic of Georgia. The Company also has assumed management control of a heat and electricity distribution business in Kazakhstan. In addition the Company has less than majority ownership in three additional distribution companies in Brazil and one in India. These distribution companies serve a total of over 15 million customers with annual sales exceeding 109,000 gigawatt hours. On a net equity basis, AES's ownership represents approximately 5.4 million customers and annual sales exceeding over 24,000 gigawatt hours. The Company also has three subsidiaries in the United States that serve retail customers in those states that have introduced a competitive market for the sale of electricity to end users.

         AES is also currently in the process of adding approximately 6,646 MW to its operating portfolio through its construction of new plants (known as "greenfield" development). These include a 454 MW natural gas-fired plant, a 705 MW natural gas-fired plant, and a 180 MW coal-fired plant in the United States, a 600 MW natural gas-fired plant in Brazil, a 2,100 MW coal-fired plant in China, an 830 MW natural gas-fired plant and a 123 MW hydroelectric facility in Argentina, a refurbished 360 MW coal-fired plant in England, two natural gas fired plants totaling 810 MW in Bangladesh and a 484 MW natural gas-fired plant in Mexico.
In addition, a Brazilian subsidiary, Eletronet, is in the process of constructing a national broadband telecommunications network attached to the existing national transmission grid in Brazil.

         As a result, AES's total MW of the 122 power plants in operation or under construction is approximately 43,321 MW and net equity ownership (total MW adjusted for the Company's ownership percentage) represents approximately 31,751 MW.

     AES considers continually acquisition opportunities, including significant acquisition opportunities throughout the world. The Company has been actively involved in the acquisition and operation of electricity assets in countries that are restructuring and deregulating the electricity industry. Some of these acquisitions have been made from other electricity companies that are exiting the electricity generation business. In these situations, sellers generally seek to complete competitive solicitations in less than one year, which is much faster than the time incurred to complete greenfield developments, and require payment in full on transfer. The Company also actively considers acquisition opportunities in non-competitive bidding situations, including unsolicited acquisition proposals. AES believes that its experience in competitive markets and its worldwide integrated group structure (with its significant geographic coverage and presence) enable it to react quickly and creatively in such situations.

     The Company, a corporation organized under the laws of Delaware, was formed in 1981. AES has its principal offices located at 1001 North 19th Street, Suite 2000, Arlington, Virginia 22209. Its telephone number is (703) 522-1315, and its web address is http://www.aesc.com.


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

     - Changes in company-wide operation and availability of the plants (including wholly and partially owned facilities) compared to the Company's historical performance; changes in the Company's historical operating cost structure, including but not limited to those costs associated with fuel, operations, supplies, raw materials, maintenance and repair, people, purchase and transmission of electricity and insurance.
     - In certain non-U.S. countries where the Company is or is seeking to conduct business: unexpected changes (or lack thereof) in electricity tariff rates or tariff adjustments for increased expenses; the ability or inability of AES to obtain, or hedge against, foreign currency; foreign exchange rates and fluctuations in those rates; the economic, political and military conditions affecting property damage, interruption of business and expropriation risks; changes in trade, monetary and fiscal policies, laws and regulations; other activities of governments, agencies and similar organizations; social and economic conditions; local inflation and monetary fluctuations; import and other charges or taxes; conditions or restrictions impairing repatriation of earnings or other cash flow; nationalizations and unstable governments and legal systems, and intergovernmental disputes.
     - In certain jurisdictions where the Company's electricity tariffs are subject to regulatory review or approval, changes in the application or interpretation of regulatory provisions including, but not limited to, changes in the determination, definition or classification of costs to be included as reimbursable or pass through costs, changes in the definition or determination of controllable or non-controllable costs, changes in the definition of events which may or may not qualify as changes in economic equilibrium, changes in the timing of tariff increases or other changes in the regulatory determinations under the relevant concessions, state or federal regulatory provisions.
     - Changes in the amount of, and rate of growth in, AES's selling, general and administrative expenses; the impact of AES's ongoing evaluation of its development costs, business strategies and asset valuations, including, but not limited to, the effect of a failure to successfully complete certain development projects.
     - The inability to raise capital on favorable terms to refinance existing short-term project indebtedness or to fund future acquisitions and other capital commitments.
     - Legislation intended to promote competition in U.S. and non-U.S. electricity markets, such as: (i) The New Energy Trading
          Arrangements (NETA) currently proposed in the United Kingdom to replace the current electricity pool structure; (ii) legislation currently receiving serious consideration in the United States Congress to repeal (a) the Public Utility Regulatory Policies Act of 1978, as amended, or at least to repeal the obligation of utilities to purchase electricity from qualifying facilities, and
          (b) the Public Utility Holding Company Act of 1935, as amended;
          (iii) changes in regulatory rule-making by the Federal Energy Regulatory Commission or other regulatory bodies; (iv) changes in energy taxes; (v) new legislative or regulatory initiatives in non-U.S. countries; (vi) changes in national, state or local energy, environmental, safety, tax and other laws and regulations applicable to the Company or its operations.
     - The prolonged failure by any customer of the Company or any of its subsidiaries to fulfill its contractual payment obligations presently or in the future, either because such customer is financially unable to fulfill such contractual obligation or otherwise refuses to do so.
     - Successful and timely completion of (i) the respective construction for each of the Company's electric generating projects now under construction and those projects yet-to-begin construction or (ii) capital improvements to its existing facilities.
     - Changes in inflation, fuel, electricity and other commodity prices in U.S. and non-U.S. markets; conditions in financial markets, including fluctuations in interest rates and the availability of capital; and changes in the economic and electricity consumption growth rates in U.S. and non-U.S. countries.
     - Adverse weather conditions and the specific needs of each plant to perform unanticipated facility maintenance or repairs or outages (including annual or multi-year).

     - The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims (including insurance claims for losses suffered), and changes in those items, developments or assertions by or against AES; the effect of new, or changes in, accounting policies and practices and the application of such policies and practices.
     - Changes or increases in taxes on property, plant, equipment, emissions, gross receipts, income or other aspects of the Company's business or operations.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in two business segments: generation and distribution. See Note 15 to the Consolidated Financial Statements included in Item 8 herein for financial information about those segments.

         (c) NARRATIVE DESCRIPTION OF BUSINESS.

         The Company attempts to participate in competitive power markets through either greenfield development or by acquiring and operating existing facilities. The Company operates electric generating facilities that utilize natural gas, coal, oil, hydropower, or combinations thereof. In addition, the Company participates in the electricity distribution business and will continue to review opportunities in such markets in the future. Other elements of the Company's strategy include:

     - Supplying energy to customers at the lowest cost possible, taking into account factors such as reliability and environmental performance;
     -    Constructing or acquiring projects of a relatively large size;
     - When available, entering into power sales contracts with electric utilities or other customers with significant credit strength; and
     - Where possible, participating in distribution and supply markets that grant concessions with long-term pricing arrangements.

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

         The Company's focus is the wholesale generation and retail distribution of electricity. References to power sales agreements, fuel supply agreements and plants generally mean those related to the generation business. Concession (or service) contracts, supply contracts and networks are generally associated with the distribution businesses.

         Traditionally, most of AES's generation plants have sold electricity under long-term power sales agreements to electric utilities or state-owned power companies. Generated electricity is sold under a two part pricing method, representing the two main products, capacity and energy, produced by electric generating facilities. Energy refers to the sale of the actual electricity produced by the plant and capacity refers to the amount of generation reserved for a particular customer, irrespective of the amount of energy actually purchased. Most of the Company's generating businesses (based upon revenues) are structured so that each power plant generally relies on one power sales contract with a single electric customer for the majority, if not all, of its revenues. At some generation plants, all or a portion of the electricity sales are not sold pursuant to a long-term contract and are sold into the short-term contract or spot electricity markets. The prices paid for electricity in the spot markets can be, and from time to time, have been unpredictable and volatile.

         To the extent possible, the Company attempts to structure a generation plant's fuel supply contract so that fuel costs are indexed in a manner similar to the energy payments a project receives under the power sales contract. In this way, project revenues are partially hedged against fluctuations in fuel costs.

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

         The Company attempts to finance each domestic and foreign project primarily under loan agreements and related documents which, except as noted below, require the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. This type of financing is usually referred to as "project financing." The lenders under these project financing structures generally cannot look to AES or its other projects for repayment, unless such entity explicitly agrees to undertake liability. AES has explicitly agreed to undertake certain limited obligations and contingent liabilities, most of which by their terms will only be effective or will be terminated upon the occurrence of future events. These obligations and liabilities take the form of guarantees, indemnities, letter of credit reimbursement agreements, and agreements to pay, in certain circumstances, to project lenders or other parties. To the extent AES becomes liable under guarantees and letter of credit reimbursement agreements, distributions received by AES from other projects are subject to the possibility of being utilized by AES to satisfy these obligations. To the extent of these obligations, the lenders to a project effectively have recourse to AES and to the distributions to AES from other projects. The aggregate contractual liability of AES is, in each case, usually a small portion of the aggregate project debt, and thus the project financing structures are generally described herein as being "substantially non-recourse" to AES and its other projects.

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


--------------------------------------------------------------------------------------------------------------
                                               YEAR OF
                                           ACQUISITION OR    APPROXIMATE
                                            COMMENCEMENT     CAPACITY IN                         AES EQUITY
GENERATION                                  OF COMMERCIAL     MEGAWATTS     GEOGRAPHIC            INTEREST
FACILITIES IN OPERATION       FUEL           OPERATIONS         (MWS)       LOCATION              (PERCENT)
--------------------------------------------------------------------------------------------------------------
NORTH AMERICA

Deepwater                     Pet coke          1986               143      Texas, U.S.               100
Beaver Valley                 Coal              1987               125      Pennsylvania, U.S.        100
Placerita                     Gas               1989               120      California, U.S.          100
Thames                        Coal              1990               181      Connecticut, U.S.         100
Shady Point                   Coal              1991               320      Oklahoma, U.S.            100
Hawaii                        Coal              1992               180      Hawaii, U.S.              100
Kingston                      Gas               1997               110      Canada                     50
Alamitos                      Gas               1998             2,083      California, U.S.          100
Redondo Beach                 Gas               1998             1,310      California, U.S.          100
Huntington Beach              Gas               1998               563      California, U.S.          100
Cayuga                        Coal              1999               306      New York, U.S.            100
Greenidge                     Coal              1999               161      New York, U.S.            100
Hickling                      Multiple          1999                85      New York, U.S.            100
Jennison                      Coal              1999                71      New York, U.S.            100
Somerset                      Coal              1999               675      New York, U.S.            100
Westover                      Coal              1999               126      New York, U.S.            100
Warrior Run                   Coal              1999               180      Maryland, U.S.            100
Duck Creek                    Coal              1999               366      Illinois, U.S.            100
Edwards                       Coal              1999               772      Illinois, U.S.            100
Indian Trails Co-Gen          Gas               1999                19      Illinois, U.S.            100

LATIN AMERICA

San Nicolas                   Multiple          1993               650      Argentina                  69
Rio Juramento (2 plants)      Hydro             1995               112      Argentina                  98
San Juan (2 plants)           Hydro/Gas         1996                78      Argentina                  98
Light (4 plants)              Hydro             1996               788      Brazil                     18
CEMIG (37 plants)             Hydro             1997             5,668      Brazil                      9
Los Mina                      Oil               1997               210      Dominican Republic        100
Quebrada de Ullum             Hydro             1998                45      Argentina                 100
EGE Bayano (2 plants)         Hydro             1999               192      Panama                     49
EGE Chiriqui                  Hydro             1999                90      Panama                     49
Tiete (10 plants)             Hydro             1999              2650      Brazil                     62


ASIA AND THE PACIFIC

Cili Misty Mountain           Hydro             1994                26      China                      51
Yangchun Sun Spring           Oil               1995                15      China                      25
Wuhu Grassy Lake              Coal              1996               250      China                      25
Ekibastuz                     Coal              1996             4,000      Kazakhstan                100
Chengdu Lotus City            Gas               1997                48      China                      35
Altai Power (6 plants)        Coal/Hydro        1997             3,909      Kazakhstan                100
Hefei Prosperity Lake         Oil               1997               115      China                      70
Jiaozuo Aluminum Power        Coal              1997               250      China                      70
Lal Pir                       Oil               1997               351      Pakistan                   90
Pak Gen                       Oil               1998               344      Pakistan                   90
Aixi Heart River              Coal              1998                50      China                      70
OPGC                          Thermal           1998               420      India                      49
Mt. Stuart                    Kerosene          1999               288      Australia                 100
Yarra                         Gas               1999               500      Victoria                  100
Jeeralong                     Gas               1999               466      Australia                 100

EUROPE

Kilroot (NIGEN)               Coal/Oil          1992               520      United Kingdom             47
Belfast West (NIGEN)          Coal              1992               120      United Kingdom             47
Medway                        Gas               1995               688      United Kingdom             25
Borsod                        Coal              1996               171      Hungary                   100
Tisza II                      Oil/Gas           1996               860      Hungary                   100
Tiszapalkonya                 Coal              1996               250      Hungary                   100
Indian Queens                 Oil               1997               140      United Kingdom            100
Elsta                         Gas               1998               405      Netherlands                50
Barry                         Gas               1998               230      United Kingdom            100
Drax                          Coal              1999             4,065      United Kingdom            100
----                          ----              ----            ------      --------------            ---
TOTALS                                                          36,675

-----------------------------------------------------------------------------------------------------------------
                                            PROJECTED YEAR OF   APPROXIMATE
                                              COMMENCEMENT      CAPACITY IN                         AES EQUITY
GENERATION FACILITIES                        OF COMMERCIAL       MEGAWATTS     GEOGRAPHIC            INTEREST
UNDER CONSTRUCTION            FUEL            OPERATIONS*          (MWS)       LOCATION              (PERCENT)

-----------------------------------------------------------------------------------------------------------------
                              l

Yangcheng Sun City            Coal                2000             2,200       China                     25
Uruguaiana                    Gas                 2000               600       Brazil                   100
Merida III                    Gas                 2000               484       Mexico                    55
Fifoots Point                 Coal                2000               360       U.K.                     100
Parana                        Gas                 2001               830       Argentina                 67
Haripur                       Gas                 2001               360       Bangladesh               100
Maghnaghat                    Gas                 2001               450       Bangladesh               100
Ironwood                      Gas                 2002               705       Pennsylvania, U.S.       100
Caracoles                     Hydro               2002               123       Argentina                100
Puerto Rico                   Coal                2002               454       Puerto Rico, U.S.        100
Warrior Run                   Coal                2000               180       Maryland, U.S.           100
-------                       ---                 ----             -----       ----------               ---
TOTALS                                                             6,646


* Dates for commencement of commercial operation are projections only and may be subject to change.


--------------------------------------------------------------------------------------------------------------------------
                                              APPROXIMATE NUMBER                                             AES EQUITY
                                   YEAR OF            OF           APPROXIMATE       GEOGRAPHIC              INTEREST
    DISTRIBUTION FACILITIES      ACQUISITION   CUSTOMERS SERVED   GIGAWATT HOURS      LOCATION               (PERCENT)
--------------------------------------------------------------------------------------------------------------------------
Light                               1996           2,800,000          19,981      Rio de Janeiro, Brazil        18
EDEN                                1997             270,000           3,572      Buenos Aires, Argentina       60
EDES                                1997             129,000           1,182      Buenos Aires, Argentina       60
CEMIG                               1997           4,680,000          32,179      Minas Gerais, Brazil           9
Tau Power/Altai                     1997             150,000           2,000      Kazakhstan                    70
Sul                                 1997             900,000           6,500      Rio Grande do Sul, Brazil     96
CLESA                               1998             206,000             530      Santa Ana, El Salvador        64
Eletropaulo                         1998           4,319,000          34,789      Sao Paulo, Brazil             10
EDELAP                              1998             506,000           2,000      Buenos Aires, Argentina       60
Telasi                              1998             370,000           2,200      Tbilisi, Georgia              75
CILCO                               1999             193,000           6,000      Illinois, U.S.               100
EDE ESTE                            1999             400,000           2,990      Dom. Republic                 50
East Kazakhstan and Semipalatinsk   1999             470,000           2,572      Kazakstan                     NA
CESCO                               1999             600,000           2,102      India                         48
-----                               ----             -------                      --------------               ---

TOTALS                                            15,993,000         118,597


REGULATORY OUTLOOK

         In the year 2000, regulation affecting AES's electricity generation and distribution businesses worldwide remains in transition: generally the trend is towards more competition and less regulation, but both the timing of the transition and the regulatory rules vary greatly amount countries and regimes.

         The United States is a good example of this regulatory "patchwork quilt." In the last 5 years, several states have passed legislation that allows electricity customers to choose their electricity supplier in a competitive electricity market (so-called "retail access" or "customer choice" laws), and all but two of the remaining states are considering such legislation. While such "customer choice" plans differ in detail, they usually share important elements: (1) they allow customers to choose their electricity suppliers by a certain date (the dates in the existing or proposed legislation vary between 1998 and 2003); (2) they allow utilities to recover so-called "stranded costs"--the remaining costs of uneconomic generating or regulatory assets; and (3) they reaffirm the validity of existing Qualifying Facility ("QF") contracts, and make provisions to assure payment over the contract life.

         In addition to state restructuring legislation, some members of Congress have proposed new Federal legislation to encourage customer choice and recovery of stranded assets. Some argue that Federal legislation is needed to avoid the "patchwork" effect of each state acting separately to pass restructuring legislation; others argue that each state should decide whether to allow retail choice. Several bills have been (and others are expected to be) submitted to Congress on electricity restructuring. Currently most of these bills focus on competitive wholesale markets; retail legislation is currently being left to the states to decide. While it is uncertain whether or when any Federal legislation dealing with electricity restructuring might be passed, it is the opinion of the Company that such legislation would not have a materially adverse effect on the Company's U.S. business.

         In anticipation of restructuring legislation, many U.S. utilities are seeking ways to lower their costs in order to become more competitive. These include the costs that utilities are required to pay under QF contracts, which the utilities may view as excessive when compared to current market prices. Many utilities are therefore seeking ways to lower these contract prices by renegotiating the contracts, or in some cases by litigation. In 1999 AES renegotiated contracts for two of its "QFs"--Thames (a partial prepayment) and Placerita (a complete buyout). Completion of the Thames transaction is currently subject to approval by the Connecticut Department of Public Utilities Commission, among other things.

         Despite the recent movement toward electricity restructuring, electricity markets in the United States are still heavily regulated. United States laws and regulations still govern to some extent wholesale electricity transactions, the type of fuel utilized, the type of energy produced, and power plant ownership. State regulatory commissions have jurisdiction over retail electricity transactions. United States power projects also are subject to laws and regulations controlling emissions and other substances produced by a plant and the siting of plants. These laws and regulations generally require that a wide variety of permits and other approvals be obtained before the construction or operation of a power plant commences, and that the facility operate in compliance with these permits thereafter

         In the United States, so-called Qualifying Facilities ("QFs") are relieved of compliance with extensive federal, state and local regulations by the provisions of the Public Utility Regulatory Policies Act, as amended ("PURPA"). Some of AES's current domestic plants is a QF. Loss of QF status would subject these plants to more extensive regulations. The Company believes, however, that if needed it will be able to react in a manner that would avoid the loss of QF status.

         AES must obtain exemptions from, or become subject to regulation by, the Securities and Exchange Commission under the Public Utility Holding Company Act ("PUHCA") in regard to both its domestic and foreign utility company holdings. There are a number of exemptions from PUHCA that are available for both domestic and foreign utility company owners, including those for QFs, Exempt Wholesale Generators and Foreign Utility Companies. In August 1999, in connection with its acquisition of CILCORP, AES obtained an order from the U.S. Securities and Exchange Commission approving the Company's application to be classified as an exempt holding company under
Section 3(a)(5) of PUHCA. AES believes that it will be able to maintain appropriate PUHCA exemptions both for CILCORP as well as its foreign utility acquisitions, although no assurances can be given.

         In addition, as one of the Company's major non-U.S. markets, changes in Brazilian regulatory structures will have an impact on the Company. The electricity industry in Brazil is regulated by the Brazilian federal government, acting through the Ministry of Mines and Energy, which has exclusive authority over the electricity sector through regulatory powers assigned to it. This sector is currently in a state of rapid change in Brazil. For example, pursuant to a federal law enacted in 1996, regulatory policy for the sector, which was implemented by the Departmento Nacional de Aguas e Energia Eletrica ("DNAEE"), is now implemented by a new autonomous national electric energy agency (Agencia Nacional de Energia Eletrica or "ANEEL"). ANEEL is an independent regulatory agency and delegates certain functions to agencies based in certain states of Brazil. However, ANEEL cannot delegate any authority regarding tariffs to state agencies.

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

UNITED STATES ENVIRONMENTAL REGULATIONS

         The construction and operation of power projects are subject to extensive environmental and land use laws and regulations. In the United States those laws and regulations applicable to AES primarily involve the discharge of effluents into the water, emissions into the air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulation. These laws and regulations often require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. If AES violates or fails to comply with such laws, regulations, licenses, permits or approvals, AES could be fined or otherwise sanctioned by regulators. In addition, under certain environmental laws, AES could be responsible for costs relating to contamination at its facilities or at third party waste disposal sites. AES is committed to operating its businesses cleanly, safely and reliably and strives to comply with all environmental laws, regulations, permits and licenses. Despite such efforts, the Company has at times been in non-compliance with such laws, regulations, licenses, permits and approvals, although no such instance has resulted in revocation of any permit or license. AES has incurred and will continue to incur capital and other expenditures to comply with environmental laws. Although AES is not aware of any costs of complying with environmental laws and regulations which would result in a material adverse effect on its consolidated financial position or results of operations, there can be no assurance that AES will not be required to incur such costs in the future.

         Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. If such laws and regulations are changed and any of AES's facilities are not "grandfathered" (that is, made exempt by the fact that the facility pre-existed the law) or are not otherwise excluded, extensive modifications to a facility's technologies and operations could be required. Should environmental laws or regulations change in the future, there can be no assurance that AES would be able to recover all or any increased costs from its customers or that its consolidated financial position or results of operations would not be materially and adversely affected. In addition, the Company may be required to make significant capital or other expenditures in connection with such changes in environmental laws or regulations. The Company is not aware of any currently planned changes in law, however, that would result in a material adverse effect on its consolidated financial position or results of operations.

         Clean Air Act. The Clean Air Act of 1970 (the "Clean Air Act of 1970"), as amended in 1990 (the "1990 Amendments"), sets guidelines for emissions standards for major pollutants (in particular, SO2 and NOx) from newly-built sources. Among other things, the 1990 Amendments attempt to reduce acid rain precursor emissions (SO2 and NOx) from existing sources, particularly large, older power plants that were exempted from certain regulations under the Clean Air Act of 1970. Other provisions of the Clean Air Act relate to the reduction of ozone precursor emissions (VOC and NOx) and have resulted in the imposition by various states of "reasonably available control technology" to reduce such emissions.

         In 1997, the EPA published new standards that tighten ambient air quality standards for ozone and fine particulate matter (PM 2.5). In May 1999, the EPA issued its final guidelines for the revised ground-level ozone and particulate matter, which further delineate the so-called "non attainment regions" and other non-attainment classifications. In October 1999, a federal appeals court overturned the new standards. In January 2000, the Department of Justice filed a petition seeking Supreme Court review of the decision. The EPA anticipates resolution of this issue could take up to two years. If additional ozone and particulate matter non-attainment areas are created, AES's plants may be faced with further emission reduction requirements that could necessitate both the installation of additional control technology and a related increase in capital expenditures.

         In October 1998, the EPA issued a final rule addressing the regional transport of ground-level ozone across state boundaries to the eastern United States through NOx (a precursor to ozone formation) emissions reduction from various emission sources, including utility sources. The rule focuses on such reductions in the eastern United States, requiring twenty two states and the District of Columbia to submit revised "state implementation plans" (SIPs) by September 1999 and have NOx emission controls in place by May 2003 (the "NOx SIP call"). In March 2000, a federal appeals court upheld the NOx SIP call rule. The decision is expected to be appealed. (In a related action, the EPA in December 1999 granted petitions filed by four northeastern states seeking to reduce ozone across state boundaries through reductions in NOx emissions from 30 states and the District of Columbia. In granting the petitions, the EPA made a finding that certain large electric utilities, including the AES Beaver Valley plant in Pennsylvania, significantly contribute to air pollution in other states. A number of electric utilities are expected to challenge the EPA's action. If further reductions in NOx emissions are required, AES would be required to make such reductions at some of its facilities.

         The 1990 Amendments also regulate certain hazardous air pollutants. Although the hazardous air pollutant provisions of the 1990 Amendments presently exclude electric steam generating facilities such as AES's domestic plants, the 1990 Amendments direct the Environmental Protection Agency (the "EPA") to prepare a study on hazardous air pollutant ("HAP") emissions from power plants. A separate EPA study on mercury emissions from power plants, the Final Mercury Study Report to Congress, released in December 1997, describes the need for further research in the area of utility mercury emission controls, as current control technology is still in an early stage of development. In February 1998, the EPA released a final report on HAP emissions from power plants that, among other things, concluded that the risk of contracting cancer from exposure to HAPs (other than mercury) from most plants is low (less than one in one million) and that further research on mercury emissions was necessary. In March 1999, the EPA issued a report which examined hypothetical pollution control options to reduce mercury emissions from power plants. The EPA is expected to make a final determination on whether to regulate mercury emissions from power plants by December 2000. If it is determined that mercury emissions from power plants should be regulated, the use of "maximum available control technology" could be required.

         The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new performance standards, and whether best available control technology was or should have been used. On August 4, 1999, the EPA issued a notice of violation ("NOV") to the AES Beaver Valley plant, generally alleging that the facility failed to obtain the necessary permits in connection with certain changes made to the facility in the mid-to-late 1980s. The Beaver Valley facility disagrees with the EPA's findings and if a mutually acceptable resolution is not reached, the EPA may seek to enforce the NOV through a judicial process and seek monetary penalties and/or injunctive relief under the Clean Air Act. The Company believes that the Beaver Valley facility has meritorious defenses to such an action and expects the facility to vigorously defend itself if any action is brought against it.

         In October 1999, a subsidiary of the Company received an information request letter from the New York Attorney General, which sought detailed operating and maintenance history for certain plants. On January 13, 2000, a subsidiary of the Company received a subpoena from the New York State Department of Environmental Conservation ("DEC") seeking similar operations and maintenance history for additional plants. The information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking medications in the past without undergoing an air permitting review. If the Attorney General or the DEC does file an enforcement action against the Company, then penalties might be imposed and further emission reductions may be necessary at these plants. The Company believes that it has meritorious defenses to such an action and expects the facility to vigorously defend itself if any action is brought against it.

         On November 3, 1999, the Department of Justice filed lawsuits on behalf of the EPA charging that 32 electric utility plants made illegal repairs to facilities, causing the release of massive amounts of air pollutants. Although AES was not named as one of the owners of the affected utility plants, there can be no assurances that it will not be named in similar lawsuits in the future.

          The Company does not believe that any of the potential issues discussed above or any additional requirements imposed as a result of such issues will have a material adverse effect on its consolidated financial position or results of operations. There can be no assurance, however, that they will not have such an effect in the future.

         Hazardous Waste Regulation. Based on a 1988 study, the EPA does not regulate most coal combustion ash as a hazardous waste. In a report to Congress in March 1999, the EPA tentatively concluded that coal combustion ash should remain exempt from regulation, but the EPA is expected to publish a regulatory "determination" on this subject by April 10, 2000. The Company has recently learned that the EPA is considering moving in the direction of making a major change in the regulation of coal ash, possibly requiring that some coal combustion ash be regulated as a hazardous waste. The standards and criteria that would trigger such regulation would have to be developed by the EPA in future rulemaking proceedings, possibly after additional ash studies. The Company cannot predict the timing or the outcome of such regulatory actions at this time. If the EPA decides, and is able, to regulate coal ash as a hazardous or special waste, AES could incur additional ash management or disposal costs from its plants.

         FOREIGN ENVIRONMENTAL REGULATIONS

         AES has ownership interests in operating power plants in many countries outside the United States. Each of these countries (and the localities therein) have separate laws and regulations governing the siting, permitting, ownership and power sales from AES's plants that are often different than those in effect in the United States. In addition to such foreign laws and regulations, projects funded by the World Bank are subject to World Bank environmental standards, which may be more stringent than local country standards but are typically not as strict as corresponding standards in the United States. Whenever feasible, AES attempts to use advanced environmental technologies (such as CFB coal technology or advanced gas turbines) in its non-U.S. businesses in order to minimize environmental impacts.

         Based on current trends, AES expects that environmental and land use regulations affecting its plants located outside the United States will likely become more stringent over time. This may be due in part to a greater participation by local citizenry in the monitoring and enforcement of environmental laws, better enforcement of applicable environmental laws by the regulatory agencies, and the adoption of more sophisticated environmental requirements. If foreign environmental and land use regulations were to change in the future, the Company may be required to make significant capital or other expenditures. There can be no assurance that AES would be able to recover all or any increased costs from its customers or that its business, financial condition or results of operations would not be materially and adversely affected by future changes in foreign environmental and land use regulations.

EMPLOYEES

         At December 31, 1999, AES and its subsidiaries employed approximately 14,500 people.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

         The following is certain information concerning the present executive officers and significant employees of the Registrant set out in alphabetical order.

         Dennis W. Bakke, 54 years old, co-founded the Registrant with Roger Sant in 1981 and has been a director of the Registrant since 1986. He has been President of the Registrant since 1987 and Chief Executive Officer since January 1994. From 1987 to 1993, he served as Chief Operating Officer of the Registrant; from 1982 to 1986, he served as Executive Vice President of the Registrant; and from 1985 to 1986 he also served as Treasurer of the Registrant. He served with Mr. Sant as Deputy Assistant Administrator of the Federal Energy Agency ("FEA") from 1974 to 1976 and as Deputy Director of the Energy Productivity Center, an energy research organization affiliated with The Mellon Institute at Carnegie-Mellon University, from 1978 to 1981. He is a trustee of Rivendell School and a member of the Board of Directors of MacroSonix Corporation in Richmond, Virginia.

         Mark S. Fitzpatrick, 49 years old, was appointed Executive Vice President in February 2000, was Senior Vice President until February 2000, and was appointed Vice President of the Registrant in 1987. Mr. Fitzpatrick became Managing Director of Applied Energy Services Electric Limited for the United Kingdom and Western Europe operations in 1990. From 1984 to 1987, he served as a project director of the AES Beaver Valley and AES Thames projects.

         Paul T. Hanrahan, 42 years old, has been a Senior Vice President since 1997, and was appointed Vice President of the Registrant effective January 1994. Since May 1, 1998, Mr. Hanrahan has been Managing Director of AES Americas South, a business group within AES responsible for all of AES's activities in Argentina, Paraguay, Southern Brazil, Peru and Chile. From February 1995 until becoming Managing Director of AES Americas South he was President and Chief Executive Officer of AES Chigen, where he served as Executive Vice President, Chief Operating Officer and Secretary from December 1993 until February 1995. He was General Manager of AES Transpower, Inc., a subsidiary of the Registrant, from 1990 to 1993.

         Lenny M. Lee, 41 years old, was appointed Vice President in February 2000 and has served as Managing Director of AES Transpower since June 1998. As Managing Director of AES Transpower, Mr. Lee leads the AES group responsible for all of AES's business, including project development and plant operations, in Australia, New Zealand, portions of Southeast Asia (Thailand, Indonesia, Malaysia and Vietnam) Hawaii and
Southern China. Prior to his appointment, Mr. Lee developed various projects within the same group. Mr. Lee has been with the Company since August 1987.

         William R. Luraschi, 36 years old, has been Vice President of the Registrant since January 1998, Secretary since February 1996 and General Counsel of the Registrant since January 1994. Prior to that, Mr. Luraschi was an attorney with the law firm of Chadbourne & Parke L.L.P.

         David G. McMillen, 61 years old, was named Vice President of the Company in December 1991. He was appointed President of AES Shady Point in 1995 and is currently plant manager of the AES Shady Point facility. He was President of AES Thames from 1989 to 1995. From 1985 to 1988, he served as plant manager of the AES Beaver Valley plant and from 1986 to 1988 he served as President of AES Beaver Valley.

         Dr. Roger F. Naill, 52 years old, has been Vice President for Planning at AES since 1981. Prior to joining the Registrant, Dr. Naill was Director of the Office of Analytical Services at the U.S. Department of Energy.

         Shahzad S. Qasim, 45 years old, was appointed Vice President of the Company in February 2000 and has served as Managing Director of AES Oasis since April 1998. As Managing Director of AES Oasis, Mr. Qasim leads the AES group responsible for all of AES's business, including project development and plant operations, in Pakistan, India, portions of South Asia and the Middle East. Prior to his appointment, Mr. Qasim had been developing various projects within the same geographical region for the Company. Mr. Qasim has been with the Company since November 1992; before he joined the Company Mr. Qasim was with the international management consulting firm of McKinsey & Company.

         William Ruccius, 48 years old, was appointed Vice President of the Company in February 2000 and has served as Managing Director of AES Orient since June 1998. As Managing Director of AES Orient, Mr. Ruccius leads the AES group responsible for all of AES's business, including project development and plant operations, in Northern China and most of North and East Asia including the Philippines. From June 1996 until his appointment as Managing Director, he was President and CEO of AES Lal Pir and AES Pak Gen, the Company's duel Pakistani generating facilities. Prior to that Mr. Ruccius was Plant Manager at AES Hawaii from April 1995 to June 1996 and worked at AES Deepwater from June 1993 to April 1995.

         John Ruggirello, 49 years old, was appointed Executive Vice President of the Registrant in February 2000, was Senior Vice President until February 2000 and was appointed Vice President in January 1997. Mr. Ruggirello heads an AES group responsible for project development, construction and plant operations in much of the United States and Canada. He served as President of AES Beaver Valley from 1990 to 1996.

         J. Stuart Ryan, 41 years old, was appointed Executive Vice President of the Registrant in February 2000, was Senior Vice President until February 2000 and is Managing Director of the AES Pacific group which is responsible for the Company's business in the western United States. Between 1994 and 1998, Mr. Ryan lead the AES Transpower group responsible for AES's activities in Asia (excluding China). From 1994 through 1997, he served as Vice President of the Registrant. Prior to 1994, Mr. Ryan served as general manager of a group within AES.

         Roger W. Sant, 68 years old, co-founded the Company with Dennis Bakke in 1981. He has been Chairman of the Board and a director of the Registrant since its inception, and he held the office of Chief

Executive Officer through December 31, 1993. He currently is Chairman of the Boards of Directors of The Summit Foundation and The World Wildlife Fund U.S., and serves on the Boards of Directors of The World Resources Institute, the World Wide Fund for Nature and Marriott International, Inc. He was Assistant Administrator for Energy Conservation and the Environment of the Federal Energy Agency ("FEA") from 1974 to 1976 and the Director of the Energy Productivity Center, an energy research organization affiliated with The Mellon Institute at Carnegie-Mellon University, from 1977 to 1981.

         Barry J. Sharp, 40 years old, was appointed Senior Vice President and Chief Financial Officer effective January 1998 and had been Vice President and Chief Financial Officer since 1987. He also served as Secretary of the Registrant until February 1996. From 1986 to 1987, he served as the Company's Director of Finance and Administration. Mr. Sharp is a certified public accountant.

         Sarah Slusser, 37 years old, was appointed Vice President of the Registrant in January 1999, and was appointed President of AES Aurora, Inc., effective April 1997. AES Aurora is a wholly owned subsidiary of the Company and a group of AES which is responsible for business development, construction and operations of facilities and projects in Mexico, Central America, the Caribbean and the Gulf States in the United States. Prior to that, Ms. Slusser served as Project Director for various AES projects in the same region from 1993 to 1997.

         Paul D. Stinson, 43 years old, was appointed Vice President of the Registrant effective January 1998. Since April 1997 Mr. Stinson has been Managing Director of AES Silk Road, Ltd., a wholly owned subsidiary of the Company, which is a group of AES responsible for business development, construction and operations of facilities and projects in Russia, Kazakhstan, Pakistan and other parts of Asia. Mr. Stinson served as Managing Director of Medway Power Ltd. from 1994 until 1997 and was Plant Manager of the Medway Power Station owned by Medway Power Ltd. from 1992 to 1997.

         Thomas A. Tribone, 47 years old, Executive Vice President since January 1998, and had been Senior Vice President of the Registrant from 1990 to January 1998. Mr. Tribone and leads AES Americas, a group responsible for power marketing, project development, construction and plant operations in northern portions of South America including much of Brazil. From 1987 to 1990 he served as Vice President for project development and from 1985 to 1987 he served as project director of the AES Shady Point plant.

         Kenneth R. Woodcock, 56 years old, has been Senior Vice President of the Registrant since 1987. Mr. Woodcock is responsible for coordinating AES's relationships with the investment community, and he provides support for AES business development activities worldwide. From 1984 to 1987, he served as a Vice President for Business Development. Prior to the founding of AES he served in the United States federal government in energy and environment departments.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         See the information contained under the caption "Segments" in Note 15 to the Consolidated Financial Statements included in Item 8 herein.

ITEM 2.  PROPERTIES

         Offices are maintained by the Registrant in many places around the world which are generally occupied pursuant to the provisions of long and short-term leases, none of which are material to the Company. With a few exceptions, the Registrant's facilities which are described in Item 1 hereof are subject to mortgages or other liens or encumbrances as part of the project's related finance facility. The land interest held by the majority of the facilities is that of a lessor or, in the case of the facilities located in the People's Republic of China, a land use right that is leased or owned by the related joint venture that owns the project. However, in a few instances there exists no accompanying project financing for the facility and in a few of these cases the land interest may not be subject to any encumbrance and is owned by the subsidiary or affiliate owning the facility outright.

ITEM 3. LEGAL PROCEEDINGS.

         In September 1999, an appellate judge in Minas Gerais state court system granted a temporary injunction that suspended the effectiveness of the shareholders' agreement for Companhia Energetica de Minas Gerais ("Cemig"). The appellate ruling suspended the shareholders' agreement while the action to determinate the validity of the shareholders' agreement is litigated.

         In early November 1999, the same appellate court modified in part this decision and reinstated the effectiveness of the shareholders' agreement, but not the super majority voting rights afforded to the Company under the agreement. In February 2000, as a result of a new motion filed by the State of Minas Gerais, the appellate court reversed such modification and confirmed the temporary injunction suspending the effectiveness of the shareholders' agreement.

         In March 2000, the Minas Gerais state trial court determined that the shareholders' agreement is invalid on the grounds that it violated the State of Minas Gerais constitution because it transferred control without the approval of the state's legislative assembly. The Company intends to appeal this decision, and vigorously pursue its legal rights in this matter in order to restore all of its rights under the shareholders' agreement.

         The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new performance standards, and whether best available control technology was or should have been used. On August 4, 1999, the EPA issued a notice of violation ("NOV") to the AES Beaver Valley plant, generally alleging that the facility failed to obtain the necessary permits in connection with certain changes made to the facility in the mid-to-late 1980s. The Beaver Valley facility disagrees with the EPA's findings and if a mutually acceptable resolution is not reached, the EPA may seek to enforce the NOV through a judicial process and seek monetary penalties and/or injunctive relief under the Clean Air Act. The Company believes that the Beaver Valley facility has meritorious defenses to such an action and expects the facility to vigorously defend itself if any action is brought against it.

         In October 1999, a subsidiary of the Company received an information request letter from the New York Attorney General, which sought detailed operating and maintenance history for certain plants. On January 13, 2000, a subsidiary of the Company received a subpoena from the New York State Department of Environmental Conservation ("DEC") seeking similar operations and maintenance history for additional plants. The information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking medications in the past without undergoing an air permitting review. If the Attorney General or the DEC does file an enforcement action against the Company, then penalties might be imposed and further emission reductions may be necessary at these plants. The Company believes that it has meritorious defenses to such an action and expects the facility to vigorously defend itself if any action is brought against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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


Price Range of Common Stock    1999             High     Low       1998              High      Low
----------------------------- --------------- --------  --------  ----------------  --------  -------
                              First Quarter   49 1/4    32 13/16  First Quarter     $54 5/16  $39 3/8
                              --------------- --------  --------  ----------------  --------  -------
                              Second Quarter  59 3/4    36 3/4    Second Quarter    58        45 1/4
                              --------------- --------  --------  ----------------  --------  -------
                              Third Quarter   66 11/16  53 1/16   Third Quarter     55 3/8    23
                              --------------- --------  --------  ----------------  --------  -------
                              Fourth Quarter  76 3/8    50 7/16   Fourth Quarter    47 3/8    32
                              --------------- --------  --------  ----------------  --------  -------


         (b) HOLDERS.

         As of February 23, 2000, there were 1,092 record holders of the Registrant's Common Stock, par value $0.01 per share.

         (c) DIVIDENDS.

         Under the terms of the Company's corporate revolving loan and letters of credit facility of $600 million entered into with a commercial bank syndicate and $250 million letter of credit facility, the Company is currently prohibited from paying cash dividends. In addition, the Registrant is precluded from paying cash dividends on its Common Stock under the terms of a guaranty to the utility customer in connection with the AES Thames project in the event certain net worth and liquidity tests of the Registrant are not met. The Registrant has met these tests at all times since making the guaranty.

         The ability of the Registrant's project subsidiaries to declare and pay cash dividends to the Registrant is subject to certain limitations in the project loans, governmental provisions and other agreements entered into by such project subsidiaries. Such limitations permit the payment of cash dividends out of current cash flow for quarterly, semiannual or annual periods only at the end of such periods and only after payment of principal and interest on project loans due at the end of such periods, and in certain cases after providing for debt service reserves.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                 (in millions, except per share data)
----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                         1999       1998       1997        1996        1995
----------------------------------------------------------------------------------------------------------------------
Statement of Operations Data

Revenues                                                     $ 3,253     $ 2,398       $1,411     $  835      $  679

Income before income taxes, minority
  interest, and extraordinary items                              420         546          284        207         175

Extraordinary items, net of applicable
  income tax/(benefit)                                           (17)          4           (3)        --          --

Net income                                                       228         311          185        125         107

Basic earnings per share:

  Before extraordinary items                                 $  1.28     $  1.73       $ 1.13     $ 0.83      $ 0.71

  Extraordinary items                                          (0.09)       0.02        (0.02)        --          --

Basic earnings per share                                     $  1.19     $  1.75       $ 1.11     $ 0.83      $ 0.71

Diluted earnings per share:

  Before extraordinary items                                 $  1.25     $  1.67       $ 1.11     $ 0.80      $ 0.70

  Extraordinary items                                          (0.09)       0.02        (0.02)        --          --

Diluted earnings per share                                   $  1.16     $  1.69       $ 1.09     $ 0.80      $ 0.70

--------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                    1999       1998       1997        1996        1995
--------------------------------------------------------------------------------------------------------------------

Total assets                                                 $20,880     $10,781       $8,909     $3,622      $2,341

Project financing debt (long-term)                             8,651       3,597        3,489      1,558       1,098

Other notes payable (long-term)                                2,167       1,644        1,096        450         125

Mandatorily redeemable preferred                                  22          --           --         --          --
  stock of subsidiary

Company-obligated
convertible mandatorily
redeemable preferred
securities of subsidiary                                       1,318         550          550         --          --
trust holding solely
junior subordinated
debentures of AES

Stockholders' equity                                           2,637       1,794        1,481        721         549
--------------------------------------------------------------------------------------------------------------------



No cash dividends were declared by the Registrant on its common stock during the five-year period ended December 31, 1999.

The comparability of the information in the table above is materially affected by various business combinations and asset acquisitions. See Notes 2 and 3 to the Consolidated Financial Statements included in Item 8 herein.

ITEM 7.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

INTRODUCTION

EXISTING OPERATIONS. The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are a global power company committed to serving the world's needs for electricity in a socially responsible way. AES's electricity "generation" business consists of sales to wholesale customers (generally electric utilities, regional electric companies or wholesale commodity markets known as "power pools") for further resale to end users. AES also sells electricity directly to end users such as commercial, industrial, governmental and residential customers through its "distribution" business.

AES's generation business represented 61% of total revenues in 1999 compared to 59% for 1998. Sales within the generation business are made under long-term contracts from power plants owned by the

Company's subsidiaries and affiliates, as well as directly into power pools. The Company owns new plants constructed for such purposes ("greenfield" plants) as well as older power plants acquired through competitively bid privatization initiatives or negotiated acquisitions.

AES's distribution business represented 39% of total revenues for 1999 compared to 41% for 1998. Electricity sales by AES's distribution businesses, including affiliates, are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authorities. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell.

In its generation business, AES now operates and owns (entirely or in part) a diverse portfolio of electric power plants (including those within the integrated distribution companies discussed below) with a total capacity of 36,675 megawatts (MW). Of that total, 33% are fueled by coal or petroleum coke, 18% are fueled by natural gas, 15% are hydroelectric facilities, 4% are fueled by oil, and the remaining 30% are capable of using multiple fossil fuels. Of the total MW, 7,606 (eighteen plants) are located in the United States, 754 (seven plants) are in China, 1,281 (three plants) are in Hungary, 9,106 (fifty-one plants) are in Brazil, 5,763 (six plants) are in the UK, 885 (six plants) are in Argentina, 7,909 (seven plants) are in Kazakhstan (including 4,000 MW attributable to Ekibastuz which currently has a reliable capacity of approximately 22%), 210 (one plant) are in the Dominican Republic, 110 (one plant) are in Canada, 695 (two plants) are in Pakistan, 405 (one plant) are in the Netherlands, 1,254 (three plants) are in Australia, 420 (one plant) are in India, 277 (four plants) are in Panama.

AES has majority ownership in three distribution companies in Argentina and individual distribution companies in the United States, Brazil, El Salvador, Dominican Republic, and The Republic of Georgia. The Company also has assumed management control of a heat and electricity distribution business in Kazakhstan. In addition the Company has less than majority ownership in three additional distribution companies in Brazil and one in India. These distribution companies serve a total of over 15 million customers with annual sales exceeding 109,000 gigawatt hours. On a net equity basis, AES's ownership represents approximately 5.4 million customers and annual sales exceeding over 24,000 gigawatt hours. The Company also has three subsidiaries in the United States that serve retail customers in those states that have introduced a competitive market for the sale of electricity to end users.

CONSTRUCTION AND BUSINESS DEVELOPMENT ACTIVITIES. AES is also currently in the process of adding approximately 6,646 MW to its operating portfolio through its construction of greenfield plants. These include a 454 MW natural gas-fired plant, a 705 MW natural gas-fired plant, and a 180 MW coal-fired plant in the United States, two natural gas-fired plants totaling 600 MW in Brazil, a 2,100 MW coal-fired plant in China, an 830 MW natural gas-fired plant, a 123 MW hydroelectric facility in Argentina, a refurbished 360 MW coal-fired plant in England, two natural gas-fired plants totaling 810 MW in Bangladesh and a 484 MW natural gas-fired plant in Mexico.

As a result, AES's total MW of the 122 power plants in operation or under construction is approximately 43,321 MW and net equity ownership (total MW adjusted for the Company's ownership percentage) represents approximately 31,751 MW.

Because of the significant complexities associated with building new electric generating plants, construction periods often range from two to five years, depending on the technology and location. AES currently expects that projects now under construction will reach commercial operation and begin to sell electricity at various dates through the year 2004. The timely completion of each plant is generally supported by a guarantee from the plant's construction contractor, although in certain cases, AES has assumed the risk of successfully completing construction. Changes in economic, political, technological, regulatory or logistical circumstances may substantially delay, or in some cases even prevent, completion and commercial operation.

In addition, a Brazilian subsidiary Eletronet is in the process of constructing a national broadband telecommunications network attached to the existing national transmission grid in Brazil.

AES continues to believe that there is significant demand for more efficiently operated electricity generation and distribution businesses. As a result AES is pursuing additional greenfield development projects and acquisitions in many countries. Several of these, if consummated, would require the Company to obtain substantial additional financing, including both debt and equity financing.

Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet certain milestones. As of December 31, 1999, capitalized costs for projects under development and in early stage construction were approximately $53 million. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

The Company has been actively involved in the acquisition and operation of electricity assets in countries that are restructuring and deregulating the electricity industry. Some of these acquisitions have been made from other electricity companies that have chosen to exit the electricity generation business. In these situations, sellers generally seek to complete competitive solicitations in less than one year, which is much faster than the time incurred to complete greenfield developments, and require payment in full on transfer. AES believes that its experience in competitive markets and its worldwide integrated group structure (with its significant geographic coverage and presence) enable it to react quickly and creatively in such situations.

The financing for such acquisitions, in contrast to that for greenfield development, often must be arranged quickly and therefore may preclude the Company from arranging non-recourse project financing (the Company's historically preferred financing method, which is discussed further under "Capital Resources, Liquidity and Market Risk"). Moreover, acquisitions that are large, that occur simultaneously with one another or those occurring simultaneously with commencing construction on several greenfield developments would potentially require the Company to obtain substantial additional financing, including both debt and equity. As a result, and in order to enhance its financial capabilities to respond to these more accelerated opportunities, the Company maintains a $600 million revolving line and letter of credit facility (the Revolver) and a $250 million letter of credit facility. AES also maintains a "universal shelf" registration statement with the SEC which allows for the public issuance of various additional debt and preferred or common equity securities, either individually or in combination, and which currently represents approximately $932 million in unused potential proceeds from the issuance of public securities.

RESULTS OF OPERATIONS

GENERATION. Traditionally, most of AES's generation plants have sold electricity under long-term power sales agreements to electric utilities or state-owned power companies. Generated electricity is sold under a two part pricing method, representing the two main products, capacity and energy, produced by electric generating facilities. Energy refers to the sale of the actual electricity produced by the plant and capacity refers to the amount of generation reserved for a particular customer, irrespective of the amount of energy actually purchased. Most of the Company's generating businesses (based upon revenues) are structured so that each power plant generally relies on one power sales contract with a single electric customer for the majority, if not all, of its revenues. The prolonged failure of any significant customer to fulfill its contractual payment obligations in the future could have a substantial negative impact on AES's results of operations. The Company has sought to reduce this risk, where possible, by entering into power sales contracts with customers who have their debt or preferred securities rated "investment grade", or by obtaining sovereign government guarantees of the purchaser's obligations, as well as by locating its plants in different geographic areas in order to mitigate the effects of regional economic downturns.

However, AES does not limit its business solely to the most developed countries or economies, nor even to those countries with investment grade sovereign credit ratings. In certain locations, particularly in developing countries or countries that are in a transition from centrally-planned to market-oriented economies, the electricity purchasers, both wholesale and retail, may be unable or unwilling to honor their payment obligations. Moreover collection of receivables may be hindered in these countries due to ineffective systems for adjudicating contract disputes.

At some generation plants, all or a portion of the electricity sales are not sold pursuant to a long-term contract and are sold into the short-term contract or spot electricity markets. The prices paid for electricity in the spot markets can be, and from time to time, have been unpredictable and volatile. Electricity price volatility often exists in those regions in the United States and other parts of the world that are introducing competitive energy markets and where periods of temporary shortage of or excess supply of electricity occur. This volatility is influenced by peak demand requirements, weather conditions, competition, electricity transmission constraints and fuel prices, as well as plant availability and other relevant factors. The majority of the electricity generated at the New York plants and a significant portion of that generated by the Drax plant and the generation businesses in Argentina is sold into power pools or under short-term contracts (or in case of the Drax plant subject to the provisions of contractual instruments that have the effect of hedging a portion of the plant's output from price volatility). As a result, the sales revenues (consisting of both volume and price considerations) from these businesses are less predictable and subject to potentially greater variability from period to period than those businesses selling under long-term sales contracts.

DISTRIBUTION. In the United States, the Company participates in certain competitive retail electricity supply markets, where state laws permit, by selling electricity to end users. In these markets, the Company typically enters into one to three year electricity supply contracts with its customers. These contracts may be structured as shared savings arrangements, fixed savings arrangements or fixed price supply contracts. In certain of its fixed savings arrangements and fixed price supply contracts, the cost to supply electricity to the customer may be greater than the price the customer is required to pay the Company. The Company also engages in wholesale purchases and sales of electricity to support its electricity sales to end users. AES also owns and operates an integrated distribution company, CILCORP, that serves approximately 193,000 electric and 202,000 gas customers in Central Illinois under existing state regulatory provisions that provide for the transition to a competitive market. Under these provisions, CILCORP's return on equity is subject to regulation by the Illinois state regulatory authorities.

Outside of the United States, retail electricity sales by AES's distribution businesses are made pursuant to provisions of long-term electricity sales concession agreements ranging in remaining length from 17 to 92 years. Each business is generally authorized to charge its customers a tariff for electric services that consists of two components: an energy expense pass-through component and an operating cost component. Both components are established as part of the original grant of the concession for certain initial periods (ranging from four to eight years remaining). Beginning subsequent to the initial periods, and at regular intervals thereafter, the concession grantor has the authority to review the costs of the relevant business to determine the inflation adjustment (or other similar adjustment factor), if any, to the operating cost component (the "Adjustment Escalator") for the subsequent regular interval. This review can result in an Adjustment Escalator that has a positive, zero or negative value. This electricity market structure is often referred to as "price-cap" regulation, because the investors rate of return on its equity is not directly subject to regulation. To date, the Company has not reached the end of the initial tariff periods in any of its distribution businesses. As a result, there can be no assurance as to the effects, if any, on its future results of operations of potential changes to the Adjustment Escalator.

As stated above, the electricity sales concessions provide for an annual adjustment to the tariff, resulting in adjustments based on several factors including inflation increases as measured by different agreed upon indices. In certain situations, although not including Brazil, there is also an explicit linkage through the pricing provisions of the contract to a portion of the tariff that reflects changes, either entirely or in part, in exchange rates between the local currency and the U.S. Dollar. Such adjustments are made in arrears at various regular intervals, and in certain cases, requests for interim adjustments are permitted.

If a foreign currency experiences a sudden or severe devaluation relative to the U.S. Dollar (the Company's reporting currency), such as occurred to the Brazilian Real in January 1999, because of the lack of direct adjustment to the then current exchange rate, the in arrears nature of the respective adjustment in the tariff or the potential delays or magnitude of the resulting local currency inflation of the tariff, the future results of operations of AES's distribution companies in that country could be adversely affected. Depending on the duration or severity of such devaluation, the future results of operations of AES may also be adversely affected. During 1999, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.21 Brazilian Reais to the Dollar at December 31, 1998 to an average of
1.81 Reais to the Dollar for the year ended December 31, 1999.

In Brazil, AES has interests in four distribution companies or integrated utilities (the Brazilian Businesses). These companies have long-term concession agreements which, although varying in term, have similar clauses providing for tariff adjustments based on certain specific events or circumstances. These adjustments occur annually (at different times) for each Brazilian Business and, in certain instances, in response to specific requests for adjustment. Adjustments to the tariff rates during the annual proceedings are designed to reflect, among others, (i) increases in the inflation rate as represented by a Brazilian inflation index (IGPM), and (ii) increases in specified operating costs (including purchased power costs), in each case as measured over the preceding twelve months. The specific tariff adjustment mechanism provides each Brazilian Business the option to request additional rate adjustments arising from significant events, such as the increase in cost of purchased power due to exchange rate variations, which disrupt the economic and financial equilibrium of such business. Other normal, or recurring, events are also included as a specific tariff increase and may include normal increases in purchased power costs, taxes on revenue generated or local inflation. The Brazilian Business requesting relief has the burden to prove the impact on its financial or economic equilibrium, however, there can be no assurance that such adjustments will be granted. Each Brazilian Business intends to recover the specific rate adjustments provided for in the concession agreements, and approximately $30 million of these costs (representing the Company's portion of such costs) that are expected to be recovered through future tariff increases were deferred in 1999.

1999 COMPARED TO 1998

REVENUES. Revenues increased $855 million, or 36%, to $3.25 billion in 1999 from $2.40 billion in 1998. The increase in revenues is due primarily to the acquisition of both new generation and distribution businesses, as well as from the commercial operation of greenfield generation projects.

Generation revenues increased $557 million, or 39%, to $1.97 billion in 1999 and accounted for 65% of the Company's total increase in revenues in 1999. New businesses acquired during 1999 that contributed significantly to the overall increase in generation revenues include certain of the New York plants, Drax and Panama. A full year of operations at Southland and Barry, as well as the acquisitions of Tiete and CILCORP in the fourth quarter of 1999 also contributed to the increase in generation revenues.

Distribution revenues increased $298 million, or 30%, to $1.28 billion in 1999 and accounted for 35% of the Company's total increase in revenues in 1999. New businesses acquired during 1999 that contributed significantly to the overall increase in distribution revenues include NewEnergy, CILCORP and EDE Este. A full year of operations at Edelap also contributed to the increase in revenues. Distribution revenues were negatively impacted at Sul due to the effects of the devaluation of the Brazilian Real in early 1999.

GROSS MARGIN. Gross margin, which represents total revenues reduced by cost of sales, increased $193 million, or 24%, to $1.00 billion in 1999 from $811 million in 1998. Gross margin as a percentage of revenues decreased to 31% in 1999 from 34% in 1998. The decrease in gross margin as a percentage of revenues is due to the decrease in the distribution gross margin.

The generation gross margin increased $203 million, or 35%, to $779 million in 1999 from $576 million in 1998. The generation gross margin as a percentage of revenues remained fairly constant at 40% in 1999 and 41% in 1998.

The distribution gross margin decreased $10 million, or 4%, to $225 million in 1999 from $235 million in 1998. The distribution gross margin as a percentage of revenues decreased to 18% in 1999 from 24% in 1998. The decrease in gross margin is due primarily to a decline in gross margin at Sul which was negatively impacted by the devaluation of the Brazilian Real. The overall decrease in gross margin as a percentage of revenues is due primarily to losses at NewEnergy and CESCO, both of which were acquired in 1999.

PROVISION TO REDUCE CONTRACT RECEIVABLES. The provision to reduce contract receivables decreased $14 million, or 64%, to $8 million in 1999 from $22 million in 1998. The overall decrease in the provision resulted from a decrease in the generation provision to reduce contract receivables offset by an increase in the distribution provision. The generation provision was reduced due to a favorable settlement with the government of Kazakhstan as well as improved collections at Los Mina in the Dominican Republic. The distribution provision increased due mainly to the provision recorded at Telasi, a distribution company in Tbilisi, Georgia, that was acquired during 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $15 million, or 27%, to $71 million in 1999 from $56 million in 1998. Selling, general and administrative expenses as a percentage of revenues remained constant at 2% in both 1999 and 1998. The increase is due in equal part to an increase in corporate overhead and an increase in business development activities.

INTEREST EXPENSE. Interest expense increased $156 million, or 32%, to $641 million in 1999 from $485 million in 1998. Interest expense as a percentage of revenues remained constant at 20% in both 1999 and 1998. Interest expense increased primarily due to the interest at new businesses, as well as additional corporate interest costs arising from the senior debt and convertible securities issued within the past two years.

INTEREST INCOME. Interest income increased $10 million, or 15%, to $77 million in 1999 from $67 million in 1998. Interest income as a percentage of revenues decreased to 2% in 1999 from 3% in 1998. Interest income increased primarily due to an increase in funds available for investment.

NET GAIN ON CONTRACT BUYOUT. The Company recorded a $29 million gain (before extraordinary loss) in 1999 from the buyout of its long-term power sales agreement at Placerita. The Company received gross proceeds of $110 million which were offset by transaction related costs of $19 million and an impairment loss of $62 million to reduce the carrying value of the electric generation assets to their estimated fair value after termination of the contract. The estimated fair value was determined by an independent appraisal. Concurrent with the buyout of the power sales agreement, the Company repaid the related project financing debt prior to its scheduled maturity and recorded an extraordinary loss of $11 million, net of income taxes.

FOREIGN CURRENCY TRANSACTION GAIN (LOSS). In businesses which are controlled and consolidated by the Company, the Company recorded $9 million of foreign currency transaction gains during 1999 and $1 million of foreign currency transaction losses in 1998. The foreign currency transaction gain in 1999 resulted from the increase in the Brazilian Real sub-sequent to the Company's acquisition of Tiete in the fourth quarter of 1999 offset by a decline in the value of the Pakistani Rupee. The Company was also negatively impacted by the devaluation of the Brazilian Real during the first nine months of 1999. The Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.21 Reais to the Dollar at December 31, 1998 to an average of 1.81 Reais for the year ended December 31, 1999. The Company recorded $203 million of foreign currency transaction losses on its investments in Brazilian affiliates during 1999. Equity in earnings of affiliates (before income tax) is presented net of the foreign currency transaction losses in the statements of operations.

EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates (before income taxes) decreased $211 million, or 91%, to $21 million in 1999 from $232 million in 1998. Equity in earnings of affiliates includes foreign currency transaction losses of $203 million and $59 million in 1999 and 1998, respectively. Excluding foreign currency transaction losses, equity in earnings of affiliates decreased 23%. The overall decline in equity in earnings of affiliates resulted from the decrease in equity in earnings of distribution investments offset by an increase in equity in earnings of generation investments.

Equity in earnings of generation affiliates increased $19 million, or 58%, to $52 million in 1999 from $33 million in 1998. The increase is due primarily to the Company's 1999 investment in OPGC.

Equity in earnings of distribution affiliates decreased $230 million to a loss of $31 million in 1999 from earnings of $199 million in 1998. All of the Company's equity investments in distribution businesses are in Brazil, and they were negatively impacted by the devaluation of the Brazilian Real during 1999.

INCOME TAXES. Income taxes (including income taxes on equity in earnings) decreased $34 million, or 23%, to $111 million in 1999 from $145 million in 1998. The Company's effective tax rate was 31% in 1999 and 32% in 1998.

MINORITY INTEREST. Minority interest decreased $30 million, or 32%, to $64 million in 1999 from $94 million in 1998. The increase in generation minority interest was offset by a larger decrease in distribution minority interest, resulting in the overall decrease.

Generation minority interest increased $14 million, or 50%, to $42 million in 1999 from $28 million in 1998. The increase in minority interest is due primarily to the acquisition of control of two hydroelectric companies in Panama in January 1999.

Distribution minority interest decreased $44 million, or 67%, to $22 million in 1999 from $66 million in 1998. The decrease in minority interest is due primarily to lower contributions from Cemig and Sul in 1999, both of which were negatively impacted by the devaluation of the Brazilian Real during 1999.

EXTRAORDINARY ITEM. In 1999, the Company recorded a $17 million loss, net of income taxes from the early extinguishment of corporate debt and project financing debt at Placerita. In 1998, the Company recorded a $4 million gain, net of income taxes from the early redemption of $18 million of 10.125% notes at Chigen.

NET INCOME. Net income decreased $83 million, or 27%, to $228 million in 1999 from $311 million in 1998. The decrease in net income is due primarily to the devaluation of the Brazilian Real and the resulting decline in equity in earnings of affiliates in distribution businesses in Brazil. Excluding the $132 million of foreign currency transaction losses, net of income taxes, net income increased $49 million in 1999.

1998 COMPARED TO 1997

REVENUES. Revenues increased $987 million, or 70%, to $2.40 billion in 1998 from $1.41 billion in 1997. The increase in revenues is due primarily to the acquisition of both new generation and distribution businesses, as well as from the commercial operation of greenfield generation projects.

Generation revenues increased $303 million, or 27%, to $1.41 billion in 1998 and accounted for 31% of the Company's total increase in revenues in 1998. Generation revenues increased due to the acquisition of Southland, as well as the start of commercial operations at Barry and Pak Gen.

Distribution revenues increased $684 million, or 227%, to $985 million in 1998 and accounted for 69% of the Company's total increase in revenues in 1998. A full year of operations at Eden, Edes and Sul combined with the acquisitions of Edelap and Clesa resulted in the significant increase in distribution revenues.

GROSS MARGIN. Gross margin, which represents total revenues reduced by cost of sales, increased $381 million, or 89%, to $811 million in 1998 from $430 million in 1997. Gross margin as a percentage of revenues increased to 34% in 1998 from 30% in 1997. Both generation and distribution gross margin increased as a percentage of revenues.

Generation gross margin increased $186 million, or 48%, to $576 million in 1998 from $390 million in 1997. Generation gross margin as a percentage of revenues increased to 41% in 1998 from 35% in 1997. The increase in gross margin as a percentage of revenues is due primarily to higher relative gross margins at certain of the businesses acquired in 1998.

Distribution gross margin increased $195 million, or 488%, to $235 million in 1998 from $40 million in 1997. Distribution gross margin as a percentage of revenues increased to 24% in 1998 from 13% in 1997. The increase in gross margin is due primarily to improved margins at Eden, Edes and Sul, all of which were acquired in 1997 and had their first full year of operations by the Company in 1998.

PROVISION TO REDUCE CONTRACT RECEIVABLES. The provision to reduce contract receivables increased $5 million, or 29%, to $22 million in 1998 from $17 million in 1997. Additional provisions were recorded in the Dominican Republic and in Kazakhstan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $11 million, or 24%, to $56 million in 1998 from $45 million in 1997. Selling, general and administrative expenses as a percentage of revenues remained fairly constant at 2% in 1998 and 3% in 1997. The increase is consistent with the Company's increased business development activities.

INTEREST EXPENSE. Interest expense increased $241 million, or 99%, to $485 million in 1998 from $244 million in 1997. Interest expense as a percentage of revenues increased to 20% in 1998 from 17% in 1997. Interest expense increased primarily due to the interest at new businesses, as well as a full year of interest on the senior debt and convertible subordinated debentures issued during 1997.

INTEREST INCOME. Interest income increased $26 million, or 63%, to $67 million in 1998 from $41 million in 1997. Interest income as a percentage of revenues remained constant at 3% in both 1998 and 1997. Interest income increased primarily due to interest income associated with late payments on customer accounts at certain distribution businesses.

EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates (before income taxes) increased $106 million, or 84%, to $232 million in 1998 from $126 million in 1997. The increase is due primarily to a full year of earnings in equity investments made during 1997.

Equity in earnings of generation affiliates increased $12 million, or 57%, to $33 million in 1998 from $21 million in 1997. The increase is due primarily to additional earnings from the Company's investments in Medway and Elsta.

Equity in earnings of distribution affiliates increased $94 million, or 90%, to $199 million in 1998 from $105 million in 1997. The increase is due primarily to a full year of earnings from Cemig.

INCOME TAXES. Income taxes (including income taxes on equity in earnings) increased $68 million, or 88%, to $145 million in 1998 from $77 million in 1997. The Company's effective tax rate was 32% in 1998 and 29% in 1997. The lower rate in 1997 was due primarily to a one-time tax benefit realized from the reduction of statutory tax rates of certain foreign countries.

MINORITY INTEREST. Minority interest increased $75 million, or 395%, to $94 million in 1998 from $19 million in 1997. Both generation and distribution minority interest increased during 1998.

Generation minority interest increased $18 million, or 180%, to $28 million in 1998 from $10 million in 1997. The increase in minority interest is due primarily to the start of commercial operations at Pak Gen and Hefei, as well as a full year of operations at Lal Pir.

Distribution minority interest increased $57 million, or 633%, to $66 million in 1998 from $9 million in 1997. The increase in minority interest is due primarily to a full year of operations at Eden, Edes and Cemig.

EXTRAORDINARY ITEMS. The Company recorded extraordinary items in both 1998 and 1997 from the early extinguishment of debt. In 1998, the Company recorded a $4 million gain on the early redemption of $18 million of 10.125% notes at Chigen. In 1997, the Company recorded a $3 million loss on the early redemption of its $75 million 9.75% Senior Subordinated Notes due 2000.

NET INCOME. Net income increased $126 million, or 68%, to $311 million in 1998 from $185 million in 1997. The increase in net income is consistent with the Company's increased activity in 1998. Net income as a percentage of revenues was 13% in both 1998 and 1997.

OUTLOOK

Global electricity markets continue to restructure and shift away from government-owned and government-regulated electricity systems toward deregulated, competitive market structures. Many countries have rewritten their laws and regulations to allow foreign investment and private ownership of electricity generation, transmission or distribution companies. Some countries (for example Hungary, Brazil and some of the newly independent countries of the former Soviet Union, among others) have or are in the process of "privatizing" their electricity systems by selling all or part of such to private investors. In addition, some companies are choosing to divest some or all of their electricity generating assets. This global trend of electricity market restructuring provides significant new business opportunities for companies like AES.

In the United States, the federal government and some of the state government regulatory agencies have also embraced the global trend encouraging liberalized electricity markets. In particular, the federal government has adopted regulations encouraging the establishment of wholesale electricity markets by permitting generating facilities that sell their electricity solely to wholesale customers to avoid regulation by state utility commissions and sell their output at market based rates. The federal government has also adopted regulations requiring utilities to transport electricity generated by competitors on the same terms and conditions that they apply to their own generation.

As a result, many regulated U.S. public utilities have begun to sell or auction their generation capacity. Substantially all of the transmission and distribution services in the U.S. continue to be regulated under a combined state and Federal framework. As a result, the Company is subject in the United States to a complex set of federal and state regulation, both directly through regulations affecting the electricity business and indirectly through environmental and other regulations that have an indirect effect upon the business of generating and distributing electricity.

In addition, in those states and regions in which the Company owns generating assets that sell electricity directly into power pools, the Company is subject to a changing regulatory environment which may affect or influence the orderly development of the applicable power pool. In some of these power pools the oversight bodies have not adopted and/or finalized regulations governing the operation of these markets and thus new laws and regulations may become applicable to AES that may have an effect on our business or results of operations.

In addition, many states have passed or are considering new legislation that would permit utility customers to choose their electricity supplier in a competitive electricity market (so-called "retail access" or "customer choice" laws). While each state's plan differs in details, there are certain consistent elements, including allowing customers to choose their electricity suppliers by a certain date (the dates in the existing or proposed legislation vary between 1999 and 2003), allowing utilities to recover "stranded assets" (the remaining costs of uneconomic generating or regulatory assets) and a reaffirmation of the validity of contracts like the Company's U.S. contracts.

In addition to the potential for state restructuring legislation, several competing bills have been proposed in the Congress to encourage customer choice and recovery of stranded assets. Federal legislation might be needed to avoid the conflicting effect of each state acting separately to pass restructuring legislation (with the likely result of uneven market structures in neighboring states). While it is uncertain whether or when Federal legislation dealing with electricity restructuring might be passed, the Company believes that such legislation would not likely have a negative effect on the Company's U.S. business, and may create opportunities.

The Company's generation activities in the United States are subject to the provisions of various laws and regulations, including, the Federal Power Act, the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") and the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). There is legislation currently before the U.S. Congress to repeal part or all of the current provisions of PURPA and PUHCA. The Company believes that if such legislation is adopted, competition in the U.S. for new generation capacity from vertically integrated utilities would increase. However, independents like AES would also be free to acquire such utilities.

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

AES's investments and involvement in the development of new projects and the acquisition of existing power plants and distribution companies in locations outside the U.S. are increasing. The financing, development and operation of such businesses may entail significant political and financial uncertainties and other structuring issues (including uncertainties associated with the legal environments including tax regulations, with first-time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, currency inconvertibility, political instability, civil unrest and, in severe cases, possible expropriation). Although AES attempts to minimize these risks, these issues have the potential to cause substantial delays or material impairment to the value of the project being developed or business being operated.

It is also possible that as more of the world's markets move toward competition, an increasing proportion of the Company's revenues may be dependent on prices determined in electricity spot markets. In order to capture a portion of the market share in competitive generation markets, AES has in certain instances acquired or invested in low-cost "merchant" plants (plants without long-term electricity sale contracts) in those markets. Such an investment may require the Company (as well as its competitors) to make larger equity contributions (as a percentage of the total capital or acquisition cost) than the more traditional long-term contract-based investments. Moreover, in some of these electricity markets, such as in the United Kingdom, the regulatory authorities have proposed changes, that if enacted, could restructure the way electricity is bought and sold and, as a result, could adversely effect the Company's results of operations.

In addition, the Company has entered the new retail supply market, in some cases as extensions of its generation or distribution businesses, and in other cases as a separate business enterprise. The Company's retail businesses operate in a new and developing market environment and hence there is considerable uncertainty as to how quickly and significantly these markets will develop.

AES's business activities are subject to stringent environmental regulation by relevant authorities at each location. Particularly in the United States, owners and operators of coal fired generating facilities are under increasing scrutiny from state and federal environmental authorities. If environmental laws or regulations were to change in the future, or if the regulatory agencies with oversight authority were to adopt new enforcement priorities under existing laws, there can be no assurance that AES would be able to recover all or any increased costs from its customers or that its business and financial condition would not be materially and adversely affected. In addition, the Company or its subsidiaries and affiliates may be required to make significant capital expenditures in connection with environmental matters. AES is committed to operating its businesses cleanly, safely and reliably and strives to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times has been in non-compliance, although no such instance has resulted in revocation of any permit or license.

FINANCIAL POSITION AND CASH FLOWS

At December 31, 1999, AES had consolidated working capital of $17 million as compared to negative $722 million at the end of 1998. The increase in working capital was due primarily to an increase in accounts receivable combined with a decrease in the current portion of project financing debt. Accounts receivable increased primarily from the acquisition of distribution businesses during 1999, as well as from the acquisition of the Drax power station. The current portion of project financing debt decreased because certain of the 1998 acquisitions were financed with short-term debt that was refinanced, in part, with long-term project financing during 1999.

Property, plant and equipment, net of accumulated depreciation, accounts for 64% of the Company's total assets and was $13.4 billion at December 31, 1999. Net property, plant and equipment increased $7.9 billion, or 143%, during 1999. The increase was due primarily to the acquisitions completed during 1999. The continuation of construction activities at the Company's greenfield projects contributed to a much lesser extent to the overall increase. The Company also recorded approximately $708 million of goodwill from its 1999 acquisitions of CILCORP and NewEnergy.

In total, the Company's project financing debt and other notes payable increased $5.4 billion, or 81%, to $12.0 billion at December 31, 1999. The increase is due primarily to borrowings associated with the Company's 1999 acquisitions. Borrowings used to fund the construction of the Company's green-field projects contributed to a much lesser extent to the overall increase.

At December 31, 1999, the Company had $669 million of cash and cash equivalents. Cash and cash equivalents increased $178 million due primarily to the $197 million provided by operating activities. The $6.4 billion of cash raised by financing activities was used to fund the $6.4 billion of investing activities.

Cash flows provided by operating activities totaled $197 million during 1999. The decrease in cash provided by operating activities during 1999 is due primarily to the cash used for working capital as well as the decrease in net income during 1999. Unrestricted net cash flow to the parent company, after cash paid for general and administrative costs and project development expenses but before investments and debt service, amounted to approximately $403 million for the year ended December 31, 1999. The parent fixed charge ratio was approximately 2.45x for the twelve months ended December 31, 1999. Net cash used in investing activities totaled $6.4 billion during 1999. Approximately 89% of the cash used in investing activities was used for acquisitions. Net cash provided by financing activities was $6.4 billion during 1999, of which $5.1 billion was provided by net borrowings, $1.3 billion was provided by the sale of common stock, $32 million was the net contribution from minority interests and $44 million was used to repay other liabilities.

CAPITAL RESOURCES AND LIQUIDITY

AES's business is capital intensive and requires significant investments to develop or acquire new operations. Occasionally, AES will also seek to refinance certain outstanding project financing loans or other notes payable. Continued access to capital on competitive and acceptable terms is therefore a significant factor in the Company's ability to expand further. AES has, to the extent practicable, utilized project financing loans to fund a significant portion of the capital expenditures and investments required to construct and acquire its electric power plants, distribution companies and related assets. Project financing borrowings are substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company and are generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate.

The Company intends to continue to seek, where possible, such non-recourse project financing in connection with the assets or businesses that the Company or its affiliates may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, the Company's providers of project financing, particularly multinational commercial banks or public market bond investors, may seek higher borrowing spreads and increased equity contributions.

Furthermore, because of the reluctance of commercial lending institutions to provide non-recourse project financing (including financial guarantees) for businesses in certain less developed economies, the Company, in such locations, has and will continue to seek direct or indirect (through credit support or guarantees) project financing from a limited number of government sponsored, multilateral or bilateral inter-national financial institutions or agencies. As a pre-condition to making such project financing available, these institutions may also require governmental guarantees of certain project and sovereign related risks. Depending on the policies of specific governments, such guarantees may not be offered, and as a result, AES may determine that sufficient financing will ultimately not be available to fund the related business, and may cease development or acquisition of such business, or alternatively AES may choose to develop or acquire such business with higher levels of corporate support than it has historically provided.

In addition to the project financing loans, if available, AES as the parent company provides a portion, or in certain instances all, of the remaining long-term financing required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project financing loans. The funds for these investments have been provided by cash flows from operations and by the proceeds from issuances of debt, common stock and other securities issued by the Company. Similarly, in certain of its distribution supply businesses, the Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity with the Company's subsidiaries. In such circumstances, were a subsidiary to default on a payment or supply obligation, the Company would be responsible for its subsidiary's obligations up to the amount provided for in the relevant guarantee or other credit support.

Interim needs for shorter-term and working capital financing at the parent company have been met with borrowings under AES's Revolver and Letter of Credit Facility. The Company currently maintains a $600 million credit line under the Revolver and, in 1999 entered into a $250 million Letter of Credit Facility. The Revolver also includes financial covenants related to net worth, cash flow, investments, financial leverage and certain other obligations and imitations on cash dividends. At December 31, 1999, cash borrowings and letters of credit outstanding under the Revolver amounted to $335 million and $200 million, respectively and letters of credit out-standing under the Letter of Credit Facility amounted to $214 million. The Company may also seek from time to time to meet some of its short-term and interim funding needs with additional commitments from banks and other financial institutions at the parent or subsidiary level.

The ability of AES's subsidiaries and affiliates to declare and pay dividends to AES is restricted under the terms of existing project financing debt agreements. See Note 6 to the consolidated financial statements for additional information. In connection with its project financings and related contracts, AES has expressly undertaken certain limited obligations and contingent liabilities, most of which will only be effective or will be terminated upon the occurrence of future events. AES's obligations and contingent liabilities in certain cases take the form of, or are supported by, letters of credit. These obligations and contingent liabilities, excluding future commitments to invest and those collateralized with letter of credit obligations under the Revolver, were limited by their terms as of December 31, 1999, to an aggregate of approximately $585 million. The Company is obligated under other contingent liabilities which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These contingent liabilities aggregated $33 million as of December 31, 1999. In addition, AES has expressly undertaken certain other contingent obligations which the Company does not expect to have a material adverse effect on its results of operations or financial position, but which by their terms are not capped at a dollar amount. Because each of the Company's businesses are distinct entities and geographically diverse and because the obligations related to a single business are based on contingencies of varying types, the Company believes it is unlikely that it will be called upon to perform under several of such obligations at any one time.

At December 31, 1999, the Company and its subsidiaries have future commitments to fund investments in its projects under construction and in development of $175 million. Of this amount, $50 million in letters of credit under the Revolver have been issued to support a portion of these obligations. The remaining future capital commitments are expected to be funded by internally-generated cash flows and by external financings as may be necessary.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISKS

The Company generally attempts to hedge certain aspects of its projects against the effects of fluctuations in inflation, interest rates, energy prices, and in certain instances, exchange rates. Because of the complexity of hedging strategies and the diverse nature of AES's operations, its results, although significantly hedged, will likely be somewhat and in certain cases, such as Brazil, materially affected by fluctuations in these variables and such fluctuations may result in material improvement or deterioration of operating results. Results of operations would generally improve with higher oil and natural gas prices and with lower interest rates. Operating results are also sensitive to the difference between inflation and interest rates, and would generally improve when increases in inflation are higher than increases in interest rates.
AES has generally structured the energy payments under its power generation sales contracts to adjust with similar price indices as do its contracts with the fuel suppliers for the corresponding power plants. In some cases a portion of revenues is associated with operations and maintenance costs, and as such is usually indexed to adjust with inflation.
AES primarily consists of businesses with long-term contracts or retail sales concessions. While the contract-based portfolio is expected to be an effective hedge against future energy and electricity market price risks, an increasing proportion of AES's current and expected future revenues (particularly those related to certain portions of its generation businesses in Kazakhstan, the UK, Argentina, and the United States) are derived from businesses without significant long-term revenue contracts. In some of these businesses, AES has taken additional steps to improve their predictability, in the Company's opinion, by using other contractual hedging provisions such as financially settled electricity swaps or entering into fuel supply contracts that absorb a significant portion of the variability in electricity sales prices. Despite these mitigating factors, increasing reliance on non-contract businesses in AES's portfolio subjects the Company's results of operations to the volatility and unpredictability of electricity prices in competitive markets.
The hedging approaches and methodologies utilized by the Company are implemented through contractual provisions with fuel suppliers, international financial institutions and several of the Company's customers. As a result, their effectiveness is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contract. The Company has sought to reduce this credit risk in part by entering into contracts, where possible, with creditworthy organizations. In certain instances, where the Company determines that additional credit support is necessary, AES will seek to execute (either concurrently or subsequently) stand-by, guarantee or option agreements with creditworthy third parties. In particular, AES has executed and is the beneficiary of fuel purchase option agreements, corporate and governmental guarantees to support the obligations of local fuel suppliers in several locations and sovereign governmental guarantees supporting the electricity purchase obligation of government-owned power authorities, such as in the Dominican Republic and Pakistan. AES has also used a hedging strategy in an attempt to insulate each plant's financial performance, where appropriate, against the risk of fluctuations in interest rates. Depending on whether capacity payments are fixed or vary with inflation, the Company generally attempts to hedge against interest rate fluctuations by arranging fixed rate or variable rate financing, respectively. In certain cases, the Company executes interest rate swap, cap and floor agreements to effectively fix or limit the interest rate exposure on the underlying variable rate financing. At December 31, 1999, the Company and its subsidiaries had approximately $4,820 million of fixed rate debt obligations.
In addition, the Company had entered into interest rate swap agreements and forward interest rate swap agreements aggregating approximately $1,083 million at December 31, 1999, which the Company used to hedge its interest rate exposure on variable rate debt. Through its equity investments in foreign subsidiaries and affiliates, AES operates in jurisdictions dealing in currencies other than the Company's consolidated reporting currency, the U.S. Dollar. Such investments and advances were made to fund capital investment or acquisition requirements, to provide working capital, or to provide collateral for contingent obligations. Due primarily to the long-term nature of certain investments and advances, the Company accounts for any adjustments resulting from translation as a charge or credit directly to a separate component of stockholders' equity until such time as the Company realizes such charge or credit. At that time, differences may be recognized in the statement of operations as gains or losses. In addition, certain of the Company's foreign subsidiaries and affiliates have entered into monetary obligations in U. S. Dollars or currencies other than their own functional currencies. When monetary assets or obligations are incurred in a currency other than a foreign subsidiary's or affiliate's functional currency, that entity may be exposed to reporting foreign currency transaction gains or losses based on fluctuations between the relative value of that entity's functional currency and the currency of the monetary asset or liability. Whenever possible, these subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts which adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. Dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences; however, there can be no assurance that such adjustments will compensate for the full effects of currency devaluation, if any.

As discussed in "Results of Operations," the Brazilian Real experienced a significant devaluation in early 1999. As a result, the Brazilian Businesses experienced non-cash, foreign currency transaction losses associated with the impact of changes in the value of the Brazilian Real on the foreign currency (non-functional currency) denominated debt (primarily U.S. Dollars) within the Brazilian Businesses. The Company recorded $203 million of noncash foreign currency transaction losses (before income taxes) arising from its investments in Brazilian subsidiaries and affiliates during 1999. In addition, such devaluation resulted in a related increase of approximately $666 million in the balance of the cumulative foreign currency translation adjustment reflected as a reduction of stockholders' equity; as well as a corresponding reduction in the carrying value of the related assets. The table on the next page provides information about the Company's financial instruments and derivative financial instruments that are sensitive to changes in interest rates, in particular, debt obligations, trust preferred securities, and interest rate swaps. AES does not trade in these financial instruments and derivatives and therefore has classified them as other than trading. For debt obligations and trust preferred securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates over the next five years and thereafter. For interest rate swaps, the table presents aggregate contractual notional amounts and weighted average interest rates over the next five years. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1999. The information is presented in U.S. Dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. Dollars (USD), Japanese Yen (JPY), Australian Dollars (AUD), Chinese Renminbi Yuan (CHY), UK Pounds Sterling (GBP), Indian Rupees (INR), Argentine Pesos (ARS), Brazilian Real (BRL), Hungarian Forints (HUF), and German Marks (DEM) as indicated in parentheses as of December 31, 1999.

FINANCIAL INSTRUMENTS

                                                                                                                           FAIR
                                                                                     THERE-       TOTAL        TOTAL       VALUE
DECEMBER 31,                    2000      2001        2002        2003      2004     AFTER        1999         1998        1999
Liabilities (USD Equivalents in millions, except interest rates)
By expected maturity date

Long-Term Debt:

   Fixed Rate (USD)            $  115     $  90      $   56      $  85     $  67      $3,757      $ 4,170      $2,396      $ 4,142
     Average Interest Rate        8.7 %     9.2 %       9.1 %      8.4 %     9.1 %       8.8 %        8.8 %       8.9 %
   Variable Rate (USD)            867       221         980        200       204       1,337        3,809       3,509        3,809
     Average Interest Rate        8.9 %     8.8 %      11.2 %      7.8 %     7.6 %       7.6 %        8.9 %       7.3 %
   Fixed Rate (JPY)                 7         7           8          8         8          19           57          58           57
     Average Interest Rate        2.5 %     2.5 %       2.5 %      2.5 %     2.5 %       2.5 %        2.5 %       2.5 %
   Variable Rate (JPY)             31        31          31         32        32          78          235         236          235
     Average Interest Rate        3.0 %     3.0 %       3.0 %      3.0 %     3.0 %       3.0 %        3.0 %       3.5 %
   Fixed Rate (GBP)                 -         -           -          -         -         404          404           -          404
     Average Interest Rate          -         -           -          -         -         9.0 %        9.0 %         -
   Variable Rate (GBP)             89       135         160        160       167       1,768        2,479         183        2,479
     Average Interest Rate        7.8 %     7.8 %       7.8 %      7.8 %     7.8 %       7.8 %        7.8 %       7.2 %
   Fixed Rate (BRL)                54        48          45         45        45         394          631           -          631
     Average Interest Rate       12.1 %    11.3 %      10.0 %     10.0 %    10.0 %      10.3 %       10.4 %         -
   Fixed Rate (AUD)                 -         -           -          -         2          79           81           -           73
     Average Interest Rate          -         -           -          -       7.7 %       7.7 %        7.7 %         -
   Variable Rate (AUD)              4         4           5          6         6          30           55          57           55
     Average Interest Rate        7.4 %     7.4 %       7.4 %      7.4 %     7.4 %       7.4 %        7.4 %       7.1 %
   Fixed Rate (CHY)                10         4           4          6         -           4           28           3           28
     Average Interest Rate       10.4 %    16.1 %      16.1 %     16.1 %       -        16.1 %       14.1 %       7.5 %
   Fixed Rate (ARS)                36         -           -          -         -           -           36           -           36
     Average Interest Rate       11.0 %       -           -          -         -           -         11.0 %         -
   Variable Rate (ARS)              3         2           -          -         -           -            5           -            5
     Average Interest Rate       10.1 %    10.1 %         -          -         -           -         10.1 %         -
   Fixed Rate (INR)                 -        44           -          -         -           -           44          48           39
     Average Interest Rate          -      12.9 %         -          -         -           -         12.9 %      13.9 %
   Variable Rate (HUF)              -         -           -          -         -           -            -           2            -
     Average Interest Rate          -         -           -          -         -           -            -        17.5 %
   Variable Rate (DEM)              -         -           -          -         -           -            -          26            -
     Average Interest Rate          -         -           -          -         -           -            -         4.6 %
                                 ----     -----       -----      -----     -----       -----     --------        ----

                    Total      $1,216     $ 586      $1,289      $ 542     $ 531      $7,870      $12,034      $6,518      $11,993
                               ======     =====      ======      =====     =====      ======      =======      ======      =======
Trust Preferred Securities
By expected maturity date

   Fixed Rate (USD)                 -         -           -          -         -       1,318        1,318         550        1,770
     Average Interest Rate          -         -           -          -         -         6.6 %        6.6 %       5.4 %


                                                                                                            FAIR
DECEMBER 31,                                    1999       2000       2001      2002     2003     2004      VALUE
Interest Rate Swaps (USD Equivalents in millions, except interest rates)

By aggregate notional amounts

   Variable to Fixed (USD)                      $  850     $  894     $  837    $ 771    $ 707    $ 646     $(19)
     Average pay rate                             6.57 %     6.52 %     6.45 %   6.37 %   6.28 %   6.17 %
     Average receive rate                         6.10 %     6.10 %     6.10 %   6.10 %   6.10 %   6.10 %

   Variable to Fixed (GBP)                         181        181        181      181      181      178        4
     Average pay rate                             6.15 %     6.15 %     6.15 %   6.15 %   6.15 %   6.15 %
     Average receive rate                         5.95 %     6.30 %     6.30 %   6.35 %   6.37 %   6.37 %

   Variable to Fixed (AUD)                          52         48         35       31       28       23       (1)
     Average pay rate                             7.38 %     7.38 %     7.38 %   7.38 %   7.38 %   7.38 %
     Average receive rate                         7.05 %     7.05 %     7.05 %   7.05 %   7.05 %   7.05 %

                                                ------     ------     ------    -----    -----    -----     ----
                                                $1,083     $1,123     $1,053    $ 983    $ 916    $ 847     $(16)
                                                ======     ======     ======    =====    =====    =====     ====

The table below provides information about the Company's financial instruments by functional currency and presents such information in U.S. Dollar equivalents. The table summarizes information on instruments that are sensitive to foreign currency exchange rates. These instruments are debt obligations of the Company's subsidiaries which are denominated in currencies other than that subsidiary's functional currency. AES does not trade in these financial instruments and therefore has classified them as other than trading. Such functional currencies include the Argentine Peso (ARS), the Pakistan Rupee (PKR), the Brazilian Real
(BRR), the Kazakhstan Tenge (KZT), the Mexican Peso (MXP) and the U.S. Dollar
(USD). For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates for the next five years and thereafter.

FINANCIAL INSTRUMENTS                                                                                                 FAIR
                                                                                   THERE-      TOTAL       TOTAL      VALUE
DECEMBER 31,                       2000      2001      2002     2003       2004    AFTER       1999        1998       1999
Liabilities (USD Equivalents in
    millions, except interest rates)

Long-Term Debt:
    By expected maturity dates

ARS Functional Currency:
   Fixed rate (USD)                $  49     $  10     $   -    $   -      $  -    $   -       $   59      $ 105      $   59
     Average interest rate           9.8 %    10.1 %       -        -         -        -          9.8 %      9.4 %
   Variable rate (USD)               229        47        71        -         -        -          347          7         347
     Average interest rate          11.1 %    11.7 %    11.0 %      -         -        -         11.1 %     10.1 %
PKR Functional Currency:
   Fixed rate (USD)                    7         7         8        8         8       33           71         78          69
     Average interest rate           8.6 %     8.7 %     8.8 %    8.9 %     9.0 %    9.8 %        9.2 %      9.5 %
   Variable rate (USD)                 6         7         7        7         7       25           59         65          59
     Average interest rate           8.9 %     8.9 %     8.9 %    8.9 %     8.9 %    9.1 %        9.0 %      8.5 %
   Fixed rate (JPY)                    7         7         8        8         8       19           57         57          57
     Average interest rate           2.5 %     2.5 %     2.5 %    2.5 %     2.5 %    2.5 %        2.5 %      2.5 %
   Variable rate (JPY)                31        31        31       32        32       78          235        236         235
     Average interest rate           3.0 %     3.0 %     3.0 %    3.0 %     3.0 %    3.0 %        3.0 %      3.5 %
BRR Functional Currency:
   Variable rate (USD)                25        42        42       42        41        -          192          -         192
      Average interest rate          9.0 %     8.5 %     8.5 %    8.5 %     8.5 %      -          8.6 %        -
KZT Functional Currency:
   Variable rate (USD)                 2         -         -        -         -        -            2          -           2
     Average interest rate           7.0 %       -         -        -         -        -          7.0 %        -
MXP Functional Currency:
   Variable rate (USD)                 -        11        11       12        12      102          148          -         148
     Average interest rate             -       7.4 %     7.4 %    7.4 %     7.4 %    7.6%         7.5 %        -
USD Functional Currency:
   Fixed rate (CHY)                   10         4         4        6         -        4           28          -          28
     Average interest rate          10.1 %    16.1 %    16.1 %   16.1 %       -     16.1 %       14.0 %        -
   Variable rate (DEM)                 -         -         -        -         -        -            -         26
     Average interest rate             -         -         -        -         -        -            -        4.6           -
                                   -----     -----     -----    -----      ----    -----       ------      -----       -----

 Total                             $ 366     $ 166     $ 182    $ 115      $108    $ 261       $1,198      $ 574      $1,196
                                   =====     =====     =====    =====      ====    =====       ======      =====      ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEPENDENT AUDITORS' REPORT

To the Stockholders of The AES Corporation:

We have audited the accompanying consolidated balance sheets of The AES Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index on page S-1. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The AES Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP


McLean, VA
February 3, 2000
(February 22, 2000, as to the last paragraph of Note 2)

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(AMOUNTS IN MILLIONS, EXCEPT SHARES AND PAR VALUE)

-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                        1999          1998
CURRENT ASSETS:
    Cash and cash equivalents                                                               $   669       $   491
    Short-term investments                                                                      164            35
    Accounts receivable - net of reserves of $104 - 1999; $59 - 1998                            934           365
    Inventory                                                                                   307           119
    Receivable from affiliates                                                                    2            18
    Deferred income taxes                                                                       184            71
    Prepaid expenses and other current assets                                                   327           155
                                                                                            -------       -------

                      Total current assets                                                    2,587         1,254
                                                                                            -------       -------



PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                        216           135
    Electric generation and distribution assets                                              12,552         5,301
    Accumulated depreciation and amortization                                                  (763)         (525)
    Construction in progress                                                                  1,442           634
                                                                                            -------       -------



                      Property, plant, and equipment - net                                   13,447         5,545
                                                                                            -------       -------

OTHER ASSETS:
    Deferred financing costs - net                                                              236           167
    Project development costs                                                                    53           103
    Investments in and advances to affiliates                                                 1,575         1,933
    Debt service reserves and other deposits                                                    328           205
    Electricity sales concessions and contracts - net                                         1,056         1,280
    Goodwill - net                                                                              795            66
    Other assets                                                                                803           228
                                                                                            -------       -------

                      Total other assets                                                      4,846         3,982


                                                                                            -------       -------
TOTAL                                                                                       $20,880       $10,781
                                                                                            -------       -------
                                                                                            -------       -------


See notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                           1999          1998
CURRENT LIABILITIES:
    Accounts payable                                                                        $   381       $   215
    Accrued interest                                                                            218           113
    Accrued and other liabilities                                                               775           235
    Other notes payable - current portion                                                       335             8
    Project financing debt - current portion                                                    881         1,405
                                                                                            -------       -------

                      Total current liabilities                                               2,570         1,976
                                                                                            -------       -------



LONG-TERM LIABILITIES:
    Project financing debt                                                                    8,651         3,597
    Other notes payable                                                                       2,167         1,644
    Deferred income taxes                                                                     1,787           268
    Other long-term liabilities                                                                 602           220
                                                                                            -------       -------

                      Total long-term liabilities                                            13,207         5,729
                                                                                            -------       -------

MINORITY INTEREST                                                                             1,148           732

COMMITMENTS AND CONTINGENCIES (NOTE 7)                                                            -             -

COMPANY-OBLIGATED CONVERTIBLE MANDATORILY
    REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
    HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES                                      1,318           550

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value - 2 million shares authorized; none issued                      -             -
    Common stock, $.01 par value - 500 million shares authorized; shares
        issued and outstanding, 1999 - 206.8 million; 1998 - 180.4 million                        2             2
    Additional paid-in capital                                                                2,617         1,243
    Retained earnings                                                                         1,120           892
    Accumulated other comprehensive loss                                                     (1,102)         (343)
                                                                                            -------       -------

                      Total stockholders' equity                                              2,637         1,794
                                                                                            -------       -------
TOTAL                                                                                       $20,880       $10,781
                                                                                            -------       -------
                                                                                            -------       -------


See notes to consolidated financial statements.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998, 1997
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------------------------

                                                                           1999           1998          1997
REVENUES                                                                 $ 3,253        $ 2,398        $1,411

Cost of Sales                                                             (2,249)        (1,587)         (981)
Selling, General and Administrative Expenses                                 (71)           (56)          (45)
Provision to Reduce Contract Receivables, net of recoveries                   (8)           (22)          (17)
Interest Expense                                                            (641)          (485)         (244)
Interest Income                                                               77             67            41
Gain on Contract Buyout                                                       91              -             -
Impairment Loss                                                              (62)             -             -
Foreign Currency Exchange Gain (Loss)                                          9             (1)           (7)
Equity in Pre-tax Earnings of Affiliates                                      21            232           126
                                                                         -------        -------        ------

INCOME BEFORE INCOME TAXES,
    MINORITY INTEREST, AND
    EXTRAORDINARY ITEM                                                       420            546           284

Income Taxes                                                                 111            145            77

Minority Interest                                                             64             94            19
                                                                         -------        -------        ------

INCOME BEFORE EXTRAORDINARY ITEM                                             245            307           188

Extraordinary items - (loss) gain on early extinguishment
    of debt - net of applicable income tax (benefit)/expense                 (17)             4            (3)
                                                                         -------        -------        ------

NET INCOME                                                               $   228        $   311        $  185
                                                                         -------        -------        ------
                                                                         -------        -------        ------

BASIC EARNINGS PER SHARE:

    Before extraordinary items                                           $  1.28        $  1.73        $ 1.13
    Extraordinary items                                                    (0.09)          0.02         (0.02)
                                                                         -------        -------        ------

BASIC EARNINGS PER SHARE                                                 $  1.19        $  1.75        $ 1.11
                                                                         -------        -------        ------
                                                                         -------        -------        ------

DILUTED EARNINGS PER SHARE:

    Before extraordinary items                                           $  1.25        $  1.67        $ 1.11
    Extraordinary items                                                    (0.09)          0.02         (0.02)
                                                                         -------        -------        ------

DILUTED EARNINGS PER SHARE                                               $  1.16        $  1.69        $ 1.09
                                                                         -------        -------        ------
                                                                         -------        -------        ------


See notes to consolidated financial statements.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(AMOUNTS IN MILLIONS)

-------------------------------------------------------------------------------------------------------------------

                                                                       1999          1998          1997
OPERATING ACTIVITIES:
    Net income                                                       $   228       $   311       $   185
    Adjustments to net income:
    Depreciation and amortization                                        278           196           114
    Impairment loss                                                       62             -             -
    Provision for deferred taxes - net of equity investee taxes         (195)           67            20
    Undistributed earnings of affiliates - net of tax                     43           (50)          (57)
    Other                                                                 (8)           (6)           22
    Changes in consolidated working capital:
        (Increase) in accounts receivable                               (142)          (10)          (99)
        (Increase) in inventory                                          (32)           (8)           (8)
        (Increase) decrease in other current assets                      (95)           14           (29)
        (Decrease) increase in accounts payable                          (49)          (11)           97
        Increase in accrued interest                                      86            45            43
        Increase (decrease) in other current liabilities                  21           (20)          (95)
                                                                     -------       -------       -------

                      Net cash provided by operating activities          197           528           193
                                                                     -------       -------       -------

INVESTING ACTIVITIES:
    Property additions                                                  (834)         (517)         (511)
    Acquisitions - net of cash acquired                               (5,713)       (1,623)       (2,454)
    Proceeds from the sales of assets                                    650           301             -
    Sale of short-term investments                                        49            98            77
    Purchase of short-term investments                                   (98)           (2)         (184)
    Affiliate advances and equity investments                           (193)          (69)         (649)
    Increase in restricted cash                                          (80)           (4)            -
    Project development costs                                            (84)          (57)          (34)
    Debt service reserves and other assets                               (85)           31           (44)
                                                                     -------       -------       -------

                      Net cash used in investing activities           (6,388)       (1,842)       (3,799)
                                                                     -------       -------       -------

                                                                                                (Continued)




THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(AMOUNTS IN MILLIONS)


-------------------------------------------------------------------------------------------------------------------

                                                                       1999          1998          1997
FINANCING ACTIVITIES:
    Borrowings/(repayments) under the revolver, net                  $   102        $  206        $ (186)
    Issuance of project financing debt and other
        coupon bearing securities                                      6,254         1,843         3,926
    Repayments of project financing debt and other
        coupon bearing securities                                     (1,161)         (668)         (749)
    Payments for deferred financing costs                               (119)          (47)          (34)
    Repayments of other liabilities                                      (44)          (71)           (6)
    Contributions by minority interests, net                              32            40           269
    Proceeds from sale of common stock, net                            1,305           200           503
                                                                     -------       -------       -------

                      Net cash provided by financing activities        6,369         1,503         3,723
                                                                     -------       -------       -------

INCREASE IN CASH AND CASH EQUIVALENTS                                    178           189           117

CASH AND CASH EQUIVALENTS, BEGINNING                                     491           302           185
                                                                     -------       -------       -------

CASH AND CASH EQUIVALENTS, ENDING                                    $   669       $   491       $   302
                                                                     -------       -------       -------
                                                                     -------       -------       -------

SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest - net of amounts capitalized          $   548       $   415       $   201
    Cash payments for income taxes - net of refunds                       45            24            31

SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
    Deferred purchase price of Cemig shares                          $     -       $     -       $   528
    Common stock issued for amalgamation of AES Chigen                     -             -           157
    Common stock issued for acquisition of NewEnergy                      48             -             -
    Liabilities assumed in purchase transactions                       3,570           139           485

                                                                                               (Concluded)


See notes to consolidated financial statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
----------------------------------------------
(Amounts In Millions)
----------------------------------------------

                                                                                            Accumulated
                                                                                               Other
                                                         Common Stock    Additional           Compreh-
                                                                           Paid-in  Retained   ensive  Treasury   Comprehensive
                                                        Shares   Amount    Capital  Earnings    Loss    Stock     Income (Loss)
                                                        ------   -------   -------  --------   -------  ------    -------------
Balance at January 1, 1997                               154.8      $ 2    $  359     $  396   $  (33)   $ (3)
Net income                                                  --       --        --        185       --      --            $ 185
Foreign currency translation adjustment                     --       --        --         --      (98)     --              (98)
                                                                                                                  -------------
Comprehensive income                                                                                                     $  87
                                                                                                                  =============
Issuance of common stock through public offerings         14.1       --       494         --       --      --
Issuance of common stock pursuant to Chigen
  amalgamation                                             4.7       --       157         --       --      --
Issuance of common stock under benefit plans
  and exercise of stock options and warrants               1.4       --        12         --       --       2
Tax benefit associated with the exercise of options         --       --         8         --       --      --
                                                        ------   -------   -------  --------   -------  ------
Balance at December 31, 1997                             175.0        2     1,030        581     (131)     (1)
                                                        ------   -------   -------  --------   -------  ------
Net income                                                  --       --        --        311       --      --            $ 311
Foreign currency translation adjustment                     --       --        --         --     (212)     --             (212)
                                                                                                                  -------------
Comprehensive income                                                                                                     $  99
                                                                                                                  =============
Issuance of common stock through public offerings          4.3       --       184         --       --      --
Issuance of common stock under benefit plans                                                                1
  and exercise of stock options and warrants               1.1       --        16         --       --      --
Tax benefit associated with the exercise of options         --       --        13         --       --      --
                                                        ------   -------   -------  --------   -------  ------
Balance at December 31, 1998                             180.4        2     1,243        892     (343)     --
                                                        ------   -------   -------  --------   -------  ------
Net income                                                  --       --        --        228       --      --              228
Foreign currency translation adjustment                     --       --        --         --     (759)     --             (759)
                                                                                                                  -------------
Comprehensive loss                                                                                                       $(531)
                                                                                                                  =============
Issuance of common stock through public offerings         24.0       --     1,280         --       --      --
Issuance of common stock pursuant to acquisition of
NewEnergy                                                  0.9       --        48         --       --      --
Issuance of common stock under benefit plans
    and exercise of stock options and warrants             1.5       --        25         --       --      --
Tax benefit associated with the exercise of options         --       --        21                          --
                                                        ------   -------   -------  --------   -------  ------
Balance at December 31, 1999                             206.8      $ 2    $2,617     $1,120  $(1,102)   $ --
                                                        ------   -------   -------  --------   -------  ------
                                                        ------   -------   -------  --------   -------  ------

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998, AND 1997
------------------------------------------------------------------------------

1.    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The AES Corporation and its subsidiaries and affiliates, (collectively "AES" or "the Company") is a global power company primarily engaged in owning and operating electric power generation and distribution businesses in many countries around the world.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of The AES Corporation, its subsidiaries, and controlled affiliates. Investments in 50% or less owned affiliates, over which the Company has the ability to exercise significant influence but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

         CASH AND CASH EQUIVALENTS - The Company considers unrestricted cash on hand, deposits in banks, certificates of deposit, and short-term marketable securities with an original maturity of three months or less to be cash and cash equivalents.

         INVESTMENTS - Securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at historical cost. Other investments that the Company does not intend to hold to maturity are classified as available-for-sale, and any significant unrealized gains or losses are recorded as a separate component of stockholders' equity. Interest and dividends on investments are reported in interest income. Gains and losses on sales of investments are recorded using the specific identification method. Short-term investments consist of investments with original maturities in excess of three months but less than one year. Debt service reserves and other deposits, which might otherwise be considered cash and cash equivalents, are treated as noncurrent assets (see
Note 5).

         INVENTORY - Inventory, valued at the lower of cost or market (first in, first out method), consists of coal, fuel oil, raw materials, spare parts and supplies. Inventory consists of the following (in millions):

                                                       DECEMBER 31,
                                                    -----------------
                                                     1999       1998
                                                    ------     ------
        Coal, fuel oil, and other raw materials      $191       $ 63
        Spare parts and supplies                      116         56
                                                    ------     ------
        Total                                        $307       $119
                                                    ------     ------
                                                    ------     ------

         PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment, including improvements, is stated at cost. Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated composite lives of the assets, which range from 3 to 40 years. Maintenance and repairs are charged to expense as incurred. Emergency and rotable spare parts inventories are included in electric generation and distribution assets and are depreciated over the useful life of the related components.

         CONSTRUCTION IN PROGRESS - Construction progress payments, engineering costs, insurance costs, salaries, interest, and other costs relating to construction in progress are capitalized. Construction in progress balances are transferred to electric generation and distribution assets when the assets are ready for their intended use. Interest capitalized during development and construction totaled $104 million, $79 million, and $67 million in 1999, 1998, and 1997, respectively.

         INTANGIBLE ASSETS - Goodwill and electricity sales concessions and contracts are amortized on a straight-line basis over their estimated periods of benefit which range from 15 to 40 years. Intangible assets at December 31, 1999 and 1998 are shown net of accumulated amortization of $70 million and $39 million, respectively.

         LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standard (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluates the impairment of long-lived assets, including goodwill, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values (see Note 12).

         DEFERRED FINANCING COSTS - Financing costs are deferred and amortized over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method of amortization. Deferred financing costs are shown net of accumulated amortization of $87 million and $70 million as of December 31, 1999 and 1998, respectively.

         PROJECT DEVELOPMENT COSTS - The Company capitalizes the costs of developing new construction projects after achieving certain project-related milestones that indicate that the project is probable of completion. These costs represent amounts incurred for professional services, permits, options, capitalized interest, and other costs directly related to construction. These costs are transferred to property when significant construction activity commences, or expensed at the time the Company determines that a particular project will no longer be developed. The continued capitalization of such costs is subject to ongoing risks related to successful completion, including those related to government approvals, siting, financing, construction, permitting, and contract compliance.

         INCOME TAXES - The Company follows SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities, and their respective income tax bases.

         FOREIGN CURRENCY TRANSLATION - Subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions which are long-term in nature, and which the Company does not intend to settle in the foreseeable future, are shown in accumulated other comprehensive loss in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. Dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. Foreign currency gains and losses that will likely be recovered through tariff adjustments as provided for in power sales contracts are deferred and recognized as they are recovered under contract terms.

         During 1999, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.21 Reais to the Dollar at December 31, 1998 to an average of 1.81 Reais to the Dollar for the year ended December 31, 1999. This devaluation resulted in significant foreign currency translation and transaction losses during 1999. The Company recorded $203 million before income taxes of noncash foreign currency transaction losses on its investments in Brazilian affiliates during 1999.

         REVENUE RECOGNITION AND CONCENTRATION - Revenues from the sale of electricity and steam are recorded based upon output delivered and capacity provided at rates as specified under contract terms or prevailing market rates. Electricity distribution revenues are recognized when power is provided. Several of the Company's power plants rely primarily on one power sales contract with a single customer for the majority of revenues. No single customer accounted for at least 10% of revenues in 1999 or 1998. Three customers accounted for 14%, 12%, and 10% of revenues in 1997. The prolonged failure of any of the Company's customers to fulfill contractual obligations or make required payments could have a substantial negative impact on AES's revenues and profits.

         REGULATION - The Company has investments in electric distribution businesses located in the United States and certain foreign countries that are subject to regulation by the applicable regulatory authority. For these regulated businesses, assets and liabilities are recorded to represent probable future increases and decreases of revenues resulting from the rate-making actions of regulatory agencies. The Company has recorded assets that result from rate regulation of $58 million at December 31, 1999. If a regulator excludes all or part of a cost from recovery, the carrying amount of the asset is reduced to the extent of the excluded cost. In addition, electric rates of the distribution companies generally include a provision that allows for the recovery of changes in the cost of purchased power, fuel costs, and certain pass-through taxes. The net effects of any under or over recoveries are recorded as a current asset or liability and adjusted by collections through billings to customers. The Company has deferred costs of $54 million and $9 million at December 31, 1999 and 1998, respectively, that it expects to pass through to its customers in accordance with and subject to provisions of the relevant concession agreements.

         DERIVATIVES - The Company enters into various derivative transactions in order to hedge its exposure to certain market risks. The Company currently has outstanding interest rate swap, cap, and floor agreements that hedge against interest rate exposure on floating rate project financing debt. These transactions, which are classified as other than trading, are accounted for using settlement accounting, and interest is expensed or capitalized, as appropriate, using effective interest rates. Any fees are amortized as yield adjustments. Written interest rate options are marked-to-market through earnings.

         The Company enters into electric and gas derivative instruments, including swaps, options, forwards and futures contracts to manage its risks related to electric and gas sales and purchases. Gains and losses arising from derivative financial instrument transactions that hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity. If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrently with the related energy purchase or sale.

         Certain electric derivative financial instruments are entered into for trading purposes. Such derivatives are recorded at market value with gains and losses reported net within cost of sales.

         EARNINGS PER SHARE - Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options, warrants, deferred compensation arrangements, and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if converted method, as applicable.

         COMPREHENSIVE INCOME - In 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of changes in stockholders' equity for all periods. The adoption of SFAS No. 130 had no impact on the previously reported balances of stockholders' equity.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables and deferred tax assets; environmental liabilities and potential litigation claims and settlements (see Note 7).

         RECLASSIFICATIONS - Certain reclassifications have been made to prior-period amounts to conform with the 1999 presentation. In 1998, the Company changed its method of reporting earnings from its equity affiliates to a pre-tax basis. The Company's share of the investee's income taxes is recorded in income tax expense. Amounts for 1997 have been reclassified to conform to this presentation (see Note 4).

2.    PURCHASE BUSINESS COMBINATIONS

         In January 1999, a subsidiary of the Company acquired a 49% interest in AES Panama, an entity resulting from the merger of Empresa de Generacion Electrica Chiriqui (EGE Chiriqui) and Empresa de Generacion Electrica Bayano (EGE Bayano), two generation companies in Panama with four facilities representing a total of 283 MW. The acquisition was completed for approximately $91 million, including $46 million of nonrecourse project financing. AES controls the board of directors of AES Panama, and therefore, consolidates it.

         In July 1999, a subsidiary of the Company acquired all of the outstanding shares of NewEnergy Ventures, Inc. (NewEnergy), a retail energy distribution company, for approximately $90 million.

NewEnergy provides electric energy to customers in deregulated energy markets in the U.S. The acquisition was financed through a combination of cash, debt and approximately 864,000 shares of AES common stock. Approximately $135 million of goodwill was recorded, and it is being amortized over 20 years.

         In August 1999, a subsidiary of the Company acquired a controlling 51% interest in Eletronet in Brazil for approximately $155 million. The remaining 49% is owned by a subsidiary of Centrais Electricas Brasileiras, S.A. (Eletrobras), a Brazilian government-owned utility. The purchase price will be paid in installments through 2002. Eletronet was created in 1998 by the minority owner to construct a national broadband telecommunications network attached to the existing national transmission grid in Brazil. The business activities of Eletronet currently represent construction activities, preparing the network for its intended use. Therefore, no results of operations have been included in the table below for this acquisition.

         In August 1999, a subsidiary of the Company completed the acquisition of 50% of Empresa Distribuidora de Electricidad del Este, S.A. (EDE Este), for approximately $109 million. EDE Este is the distribution company providing electricity to approximately 400,000 users in the eastern portion of the Dominican Republic. Approximately $76 million of the acquisition cost represents the value of the 40-year concession contracts granted to EDE Este, and it is being amortized over 40 years. The Company controls the board of directors, and therefore, consolidates EDE Este.

         Also in August 1999, a subsidiary of AES acquired approximately 51% of Central Electricity Supply Company of Orissa Limited (CESCO), an electricity distribution company in the State of Orissa, India, for approximately $10 million. In October 1999, a cyclone struck India including the state of Orissa and damaged the transmission and distribution system of CESCO. The damage will require additional capital improvements and will extend the completion time for all of the expected improvements to be made at CESCO.

         In October 1999, a subsidiary of the Company acquired a controlling interest in Companhia de Geracao de Energia Eletrica Tiete (Tiete), a generating company in the State of Sao Paulo, Brazil, with 2,644 MW of capacity comprised of nine hydroelectric generating facilities, for approximately $498 million. AES acquired 62% of the voting stock which represented approximately 39% of the total capital stock of Tiete.

         In November 1999, a subsidiary of the Company completed its acquisition of CILCORP for approximately $886 million in cash. CILCORP is an integrated electric and gas utility based in Central Illinois that combines two coal-fired generation plants producing an aggregate 1,157 MW of capacity and an extensive transmission network that serves electricity and gas customers. In August 1999, AES received from the Securities and Exchange Commission an exemption from certain requirements of the Public Utility Holding Company Act of 1935 allowing it to purchase CILCORP while maintaining its existing ownership interest in its Qualifying Facilities, as defined thereunder. Approximately $573 million of the purchase price represents goodwill and is being amortized over 40 years.

         In December 1999, a subsidiary of AES signed an agreement with the Republic of Georgia to acquire control of three electric generating facilities with a combined capacity of 823 MW. The purchase price for the three facilities will be $11 million plus the assumption of approximately $80 million of long-term loans. This acquisition is expected to be completed during 2000.

         In January 1998, a subsidiary of AES acquired an additional 5.6% ownership interest in the former Companhia Centro-Oeste de Distribuicao de Energia Electrica (Sul), an electric distribution company in the state of Rio Grande do Sul, Brazil. Previously, in October 1997, AES had acquired 90% of Sul for approximately $1.4 billion. The additional investment in 1998 of approximately $116 million increased AES's ownership interest in Sul to 95.6%. Approximately $507 million of the acquisition cost represents the value of the 60-year electricity sales concession granted to Sul, which is being amortized over 40 years.

         In February 1998, a subsidiary of the Company acquired, for approximately $97 million, 80% of Compania de Luz Electrica de Santa Ana (Clesa), an electricity distribution company in El Salvador, and subsequently sold 16% of its interest for approximately $15 million. At December 31, 1999, the Company's ownership interest was 64%. Approximately $40 million of the acquisition cost represents the value of the electricity sales concession granted to Clesa, which has no expiration date, and is being amortized over 40 years.

         In April 1998, a subsidiary of AES acquired for no consideration a 45 MW hydroelectric plant (Caracoles) from the government of the San Juan Province in Argentina. The project includes the operation of the plant under a 30-year concession agreement, the refurbishment of the plant, and the construction of a new 230 MW plant (Punta Negra) at the same site. The construction of Punta Negra will be funded with cash flows from Caracoles as well as cash contributions of approximately $139 million from the government of San Juan. AES will operate the Punta Negra facility under a 30-year concession agreement, at which time the facility will revert to the government of San Juan.

         In May 1998, a subsidiary of AES acquired three natural gas fired electric generating stations (Southland) from Southern California Edison for approximately $786 million. Approximately $45 million of the purchase price represents goodwill and is being amortized over 40 years.

         In June 1998, a subsidiary of AES acquired approximately 90% of Empresa Distribuidora de La Plata S.A. (Edelap), an electric distribution company in the province of Buenos Aires, Argentina for approximately $355 million, including assumed debt. In November 1998, the subsidiary sold one-third of its 90% interest for approximately $61 million and a pro-portionate percentage of related project debt (approximately $64 million). At December 31, 1999, the Company's ownership interest is 60%. Approximately $123 million of the acquisition cost represents the value of the 90 year electricity sales concession agreement, which is being amortized over 40 years.

         In late December 1998, the Company acquired a 75% interest in Telasi, the electricity distribution company of Tbilisi, Republic of Georgia, for approximately $26 million.

         The table below presents supplemental unaudited pro forma operating results as if all of the acquisitions had occurred at the beginning of the period shown (in millions, except per share amounts):

YEARS ENDED DECEMBER 31,                   1999         1998

Revenues                                   4,391        3,783

Income before extraordinary items            190          264

Net income                                   173          268

Basic earnings per share                   $0.90        $1.50

Diluted earnings per share                 $0.88        $1.46


         For the year ended December 31, 1999, Income before extraordinary items, Net income, Basic earnings per share and Diluted earnings per share were reduced by a noncash charge of $132 million, net of tax, from foreign currency transaction losses.

         The pro forma results are based upon assumptions and estimates that the Company believes are reasonable. The pro forma results do not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1998, nor are they intended to be a projection of future results.

         The Company's consolidated balance sheet as of December 31, 1999, reflects these purchase business combinations. The consideration, consisting of cash paid and common stock issued, totaled $2 billion. In conjunction with these acquisitions, the Company recorded an additional $2.2 billion of liabilities consisting mainly of the fair value of assumed liabilities.

         The purchase price allocations for AES Panama, Tiete, EDE Este, CESCO, NewEnergy, Eletronet and CILCORP have been completed on a preliminary basis, subject to adjustments resulting from engineering, environmental, and legal analyses during the respective allocation periods. The accompanying financial statements include the operating results of AES Panama and Telasi from January 1999, NewEnergy from July 1999, Eletronet and EDE Este from August 1999, CESCO from October 1999, CILCORP and Tiete from November 1999, Clesa from February 1998, Caracoles from April 1998, Southland from May 1998 and Edelap from June 1998.

         On February 22, 2000, a subsidiary of the Company entered into an agreement to acquire a 59% equity interest in a 1,000 MW hydroelectric facility of Hidroeletrica Alicura S.A. (Alicura) in Argentina from Southern Energy, Inc. Alicura was granted the concession to operate the 1,000 MW peaking hydro facility located in the province of Neuquen, Argentina. The purchase price of approximately $205 million includes the assumption of debt support obligations. This transaction is subject to approval by the anti-trust authorities of the Federal Government of Argentina.

3.    ASSET ACQUISITIONS

         In May 1999, a subsidiary of the Company acquired the assets of Ecogen Energy which consists of two gas-fired power stations in Victoria, Australia, for approximately $100 million. The power stations, Yarra and Jeeralang, have a total installed capacity of 966 MW. They provide peaking capacity for the Australian national electricity market.

         Also in May 1999, a subsidiary of the Company completed the acquisition of six electric generating stations from New York State Electric and Gas (NYSEG) for approximately $962 million. Concurrently, the subsidiary sold two of the plants to an unrelated third party for $650 million and simultaneously entered into a leasing arrangement with the unrelated party (see Note 7). These six coal-fired electric generating plants have a total installed capacity of 1,424 MW.

         In November 1999, a subsidiary of the Company completed its acquisition of the Drax Power Station (Drax) for approximately $3 billion. The Drax station is a 3,960 MW coal-fired power station in northern England. The purchase price was paid in cash and was financed with a mixture of nonrecourse senior bank lending, subordinated bridge lending and equity provided by AES. In conjunction with this acquisition, the Company assumed $1.3 billion of liabilities of which $1.1 billion relate to deferred income taxes and the remainder consists of the fair value of assumed liabilities. In connection with the acquisition, the Company assumed the liability of National Power plc. under a defined benefit plan covering the existing employees of the plant. The Company is currently in the process of computing the unfunded pension obligation and the amount receivable from National Power plc. related to this obligation. Any differences between these amounts will result in an adjustment to the purchase price.

         The Company's consolidated balance sheet as of December 31, 1999, includes these asset acquisitions. In conjunction with these acquisitions, the Company assumed $1.4 billion of liabilities, of which $1.1 billion relate to deferred income taxes and the remainder consists of the fair value in assumed liabilities.

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

         In May 1999, a subsidiary of the Company acquired subscription rights from the Brazilian state controlled Eletrobras which allowed it to purchase additional shares in Light-Servicos de Electricidade S.A. (Light) and Eletropaulo Metropolitana Eletricidade de Sao Paulo S.A. (Eletropaulo). Eletropaulo is a distribution company serving approximately 4 million customers in the city of Sao Paulo, Brazil, and is controlled by Light. The aggregate purchase price of the subscription rights and the underlying shares in Light and Eletropaulo was approximately $53 million and $77 million, respectively, and represents a 3.7% and 4.4% economic ownership interest in their capital stock, respectively. After purchase of the shares, subsidiaries of AES own approximately 17.7% of Light common stock and 7.4% of Eletropaulo preferred stock.

         In January 1998, a subsidiary of AES sold approximately 3.7% of its equity investment in Companhia Energetica de Minas Gerais (Cemig), an integrated electric utility serving the State of Minas Gerais in Brazil for approximately $102 million. Cemig owns approximately 5,000 MW of generating capacity and serves approximately 5 million customers. In June 1997, AES, through a consortium acquired, for approximately $1 billion, a 14.41% interest in Cemig. This investment represents a 33% voting interest. Through the consortium, the Company has the ability to exercise significant influence over the operations of Cemig and records the investment using the equity method. After the January 1998 sale of a portion of its equity investment, AES's net investment represents a 9.5% ownership interest in Cemig.

         In late December 1998, a subsidiary of the Company acquired a 49% interest in Orissa Power Generation Corporation (OPGC) a state government owned company in India, for approximately $144 million. The remaining interest is owned by the Orissa state government. OPGC owns and operates a 420 MW mine-mouth, coal-fired power station.

         Amounts presented for 1999, 1998 and 1997 include the accounts of Chigen affiliates and the following:

                                                     EQUITY OWNERSHIP
                                                      AT DECEMBER 31,
                                               ----------------------------
AFFILIATE                COUNTRY                 1999      1998       1997
Cemig                    Brazil                  9.45%     9.45%     13.11%
Elsta                    Netherlands            50.00     50.00      50.00
Kingston                 Canada                 50.00     50.00      50.00
Light                    Brazil                 17.68     13.75      13.75
Medway Power, Ltd.       United Kingdom         25.00     25.00      25.00
NIGEN                    United Kingdom         46.17     46.51      47.22
Northern/AES Energy      United States          50.00     45.37      45.37
OPGC                     India                  49.00        --         --


         The following table represents summarized financial information (in millions) for equity method affiliates on a combined 100% basis.

YEARS ENDED DECEMBER 31,          1999           1998          1997
Revenues                        $ 5,960        $ 8,091       $ 3,991
Operating income                  1,839          2,079           984
Net income                           62          1,146           670
Current assets                    2,259          2,712         1,698
Noncurrent assets                15,359         19,025        14,800
Current liabilities               3,637          4,809         1,809
Noncurrent liabilities            7,536          7,356         4,752
Stockholders' equity              6,445          9,572         9,937


         In 1999, the results of operations and the financial position of the Brazilian affiliates, Light and Cemig, were negatively impacted by the devaluation of the Brazilian Real.

         The Company's after-tax share of undistributed earnings of affiliates included in consolidated retained earnings was $96 million and $139 million at December 31, 1999 and 1998, respectively. The Company charged and recognized construction revenues, management fees, and interest on advances to its affiliates, which aggregated $21 million, $19 million, and $42 million for each of the years ended December 31, 1999, 1998 and 1997, respectively.

         In January 2000, a subsidiary of the Company acquired 59% of the outstanding preferred shares of Eletropaulo representing 35.5% of the total capital of Eletropaulo. The shares were purchased from BNDES Participacoes S.A., the National Development Bank of Brazil, for an aggregate price of approximately $1.1 billion which will be paid in four annual installments. The Company's direct ownership interest in Eletropaulo is approximately 66.4% of the total preferred stock outstanding and the Company's direct and indirect (through its ownership of Light) economic interest is approximately 45%.

5.    INVESTMENTS

         The short-term investments and debt service reserves and other deposits were invested as follows (in millions):

DECEMBER 31,                                            1999       1998

RESTRICTED CASH AND CASH EQUIVALENTS(1)                 $384       $108
                                                        -----      -----
HELD-TO-MATURITY:
    U.S. treasury and government agency securities        12         15
    Foreign certificates of deposit                       --          1
    Commercial paper                                      91         95
                                                        -----      -----
                 Subtotal                                103        111
                                                        -----      -----
AVAILABLE-FOR-SALE:
    Commercial paper                                       5         21
                                                        -----      -----
TOTAL                                                   $492       $240
                                                        -----      -----
                                                        -----      -----

         (1) Amounts required to be maintained in cash in accordance with certain covenants of various project financing agreements and lease contracts.

         At December 31, 1999 and 1998, the Company's investments were classified as either held-to-maturity or available-for-sale. The amortized cost and estimated fair value of the investments at December 31, 1999 and 1998, classified as held-to-maturity and available-for-sale, were approximately the same.

         Short-term investments classified as held-to-maturity, and available-for-sale, were $75 million and $5 million, respectively, at December 31, 1999, and $16 million and $15 million, respectively, at December 31, 1998. Also included in short-term investments at December 31, 1999 and 1998 was restricted cash of approximately $84 million and $4 million, respectively.

6.    LONG-TERM DEBT

         PROJECT FINANCING DEBT - Project financing debt at December 31, 1999, and 1998 consisted of the following (in millions):

                                                                                DECEMBER 31,
                                                     INTEREST     FINAL      -----------------
                                                      RATE(1)    MATURITY     1999       1998
VARIABLE RATE:
    Bank loans                                          8.87%      2018      $5,081    $ 2,963
    Commercial paper                                    7.02%      2008         561        291
    Debt to (or guaranteed by)
        multilateral or export credit agencies          6.13       2017         564        515
    Other                                               9.94       2013         673         54

FIXED RATE:
    Bank loans                                          9.16       2013       1,176        689
    Notes and bonds                                     8.65       2029       1,304        236
    Debt to (or guaranteed by) multilateral
      or export credit agencies                         6.25       2008         128        135
    Other                                              12.64       2006          45        119
                                                                             -------   --------
SUBTOTAL                                                                      9,532      5,002

    Less:  Current maturities                                                  (881)    (1,405)
                                                                             -------   --------
TOTAL                                                                        $8,651    $ 3,597
                                                                             -------   --------
                                                                             -------   --------

         (1) Weighted average interest rate at December 31, 1999.

         Project financing debt borrowings are primarily collateralized by the capital stock of the relevant subsidiary and in certain cases the physical assets of, and all significant agreements associated with, such business.

         The Company has interest rate swap and forward interest rate swap agreements in an aggregate notional principal amount of $1,083 million at December 31, 1999. The swap agreements effectively change the variable interest rates on the portion of the debt covered by the notional amounts to weighted average fixed rates ranging from approximately 6.43% to 9.90%. The agreements expire at various dates from 2003 through 2014. In the event of nonperformance by the counterparties, the Company may be exposed to increased interest rates; however, the Company does not anticipate nonperformance by the counterparties, which are multinational financial institutions.

         Certain commercial paper borrowings are supported by letters of credit or lines of credit issued by various financial institutions. In the event of nonperformance or credit deterioration of the institutions, the Company may be exposed to the risk of higher effective interest rates. The Company does not believe that such nonperformance or credit deterioration is likely.

         OTHER NOTES PAYABLE - Other notes payable at December 31, 1999 and 1998, consisted of the following (in millions):

                                             INTEREST   FINAL     FIRST CALL
                                               RATE    MATURITY      DATE       1999        1998
Corporate revolving bank loan(1)                8.50 %   2000          --      $  335      $  233
Senior notes                                    8.00     2008         2000        200         200
Senior notes                                    9.50     2009         1999        750          --
Senior subordinated notes                      10.25     2006         2001        250         250
Senior subordinated notes                       8.38     2007         2002        325         325
Senior subordinated notes                       8.50     2007         2002        375         375
Senior subordinated debentures                  8.88     2027         2004        125         125
Convertible junior subordinated notes           4.50     2005         2001        150         150
Unamortized discounts                                                              (8)         (6)
                                                                               -------     -------
SUBTOTAL                                                                        2,502       1,652

    Less:  Current maturities                                                    (335)         (8)
                                                                               -------     -------
TOTAL                                                                          $2,167      $1,644
                                                                               -------     -------
                                                                               -------     -------

      (1) Weighted average interest rate at December 31, 1999, on floating rate loan.

         Commitment fees on the unused portion of the $600 million corporate revolving bank loan at December 31, 1999 are .50% per annum, and as of that date $65 million was available. The Company's other notes payable are unsecured obligations of the Company.

         FUTURE MATURITIES OF DEBT - Scheduled maturities of total debt at December 31, 1999, are (in millions):

        2000                                             $ 1,216
        2001                                                 586
        2002                                               1,289
        2003                                                 542
        2004                                                 531
        Thereafter                                         7,870
                                                         -------
        TOTAL                                            $12,034
                                                         -------
                                                         -------

         COVENANTS - The terms of the Company's revolving bank loan, senior and junior subordinated notes, and project financing debt agreements contain certain restrictive covenants. The covenants provide for, among other items, maintenance of certain reserves, and require that minimum levels of working capital, net worth, and certain financial ratio tests are met. The most restrictive of these covenants include limitations on incurring additional debt and on the payment of dividends to stockholders.

         As of December 31, 1999, approximately $299 million of restricted cash was maintained in accordance with certain covenants of the debt agreements, and these amounts were included within short-term investments and debt service reserves and other deposits in the consolidated balance sheet.

         Various lender and governmental provisions restrict the ability of the Company's subsidiaries to transfer assets to the parent company. Such restricted assets amounted to approximately $5 billion at December 31, 1999.

7.    COMMITMENTS, CONTINGENCIES AND RISKS

         OPERATING LEASES - As of December 31, 1999, the Company was obligated under long-term noncancelable operating leases, primarily for office rental and site leases. Rental expense for operating leases, excluding amounts related to the sale/leaseback discussed below, was $7 million, $4 million, and $6 million in the years ended December 31, 1999, 1998, and 1997, respectively. The future minimum lease commitments under these leases are $11 million for 2000, $7 million for 2001, $6 million for 2002, $4 million for 2003, $4 million for 2004, and a total of $68 million for the years thereafter.

         SALE/LEASEBACK - In May 1999, a subsidiary of the Company acquired six electric generating stations from NYSEG. Concurrently, the subsidiary sold two of the plants to an unrelated third party for $650 million and simultaneously entered into a leasing arrangement with the unrelated party. This transaction has been accounted for as a sale/leaseback with operating lease treatment. Rental expense was $26 million in 1999. Future minimum lease commitments are $67 million for 2000, $58 million for 2001, $63 million for 2002, $58 million for 2003, $63 million for 2004 and a total of $1,436 million for the years thereafter.

         In connection with the lease of the two power plants, the subsidiary is required to maintain a rent reserve account equal to the maximum semi-annual payment with respect to the sum of the basic rent and fixed charges expected to become due in the immediately succeeding three-year period. At December 31, 1999, the amount deposited in the rent reserve account approximated $30 million. The amount is included in restricted cash and can only be utilized to satisfy lease obligations.

         The agreements governing the leases restrict the subsidiary's ability to incur additional indebtedness, sell its assets or merge with another entity. The ability of the subsidiary to make distributions is restricted unless certain covenants, including the maintenance of certain coverage ratios are met. The subsidiary is also required to maintain an additional liquidity account initially equal to $65 million less the balance of the rent reserve account. A letter of credit from a bank for $36 million has been obtained to satisfy this requirement.

         CONTRACTS - Operating subsidiaries of the Company have entered into "take-or-pay" contracts for the purchase of electricity from third parties. Purchases in 1999 were approximately $306 million. The future commitments under these contracts are $323 million for 2000, $255 million for 2001, $227 million for 2002, $213 million for 2003, $198 million for 2004 and a total of $1,170 million for the years thereafter.

         Operating subsidiaries of the Company have entered into various long-term contracts for the purchase of fuel (other than coal) subject to termination only in certain limited circumstances. Purchases in 1999 were approximately $63 million. The future commitments under contracts are $67 million for 2000, $64 million for 2001, $60 million for 2002, $39 million for 2003, $30 million for 2004, and $121 million thereafter.

         Operating subsidiaries of the Company have entered into various contracts for the purchase of coal. Purchases in 1999 were approximately $38 million. The future commitments under these contracts are $77 million for 2000, $62 million for 2001, $49 million for 2002, $20 million for 2003, $18 million for 2004, and $100 million for the years thereafter.

         In connection with the acquisition of Ecogen Energy, the Company assumed contingent liabilities related to the plants' performance. If plant availability and contract performance specifications are not met, then the Company may be required to make payments of up to $130 million to a third party under the terms of an electricity hedge price agreement.

         ENVIRONMENTAL - The Company has recorded liabilities for environmental remediation associated with the acquisition of generation plants in the state of New York during 1999 of approximately $15 million. As of December 31, 1999, the Company has recorded cumulative liabilities associated with acquired generation plants of approximately $42 million for projected environmental remediation costs.

         In October, 1999, a subsidiary of the Company received an information request letter from the New York Attorney General, which seeks detailed operating and maintenance history for certain plants. On January 13, 2000, a subsidiary of the Company received a subpoena from the New York State Department of

Environmental Conservation seeking similar operating and maintenance history for additional plants. This information is being sought in connection with the Attorney General's and the Department of Environmental Conservation's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. If the Attorney General or the Department of Environmental Conservation does file an enforcement action against the Company, then penalties might be imposed and further emission reductions may be necessary at these Plants.

         The U.S. Environmental Protection Agency (EPA) has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clear Air Act associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new performance standards, and whether best available control technology was or should have been used. On August 4, 1999, the EPA issued a notice of violation to one of the Company's plants, generally alleging that the facility failed to obtain the necessary permits in connection with certain changes made to the facility in the mid-to-late 1980s. The Company does not believe that the ultimate resolution of this issue will have a material adverse effect on its financial position or results of operations.

         Several of the Company's generating plants are subject to emission regulations. The regulations may result in increased operating costs or the purchase of additional pollution control equipment if emission levels are exceeded.

         The Company reviews its obligations as it relates to compliance with environmental laws, including site restoration and remediation. Because of the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information, the Company does not believe that any costs incurred in excess of those currently accrued will have a material effect on the financial condition and results of operations of the Company.

         DERIVATIVES - Certain subsidiaries and an affiliate of the Company enter into interest rate, electric and gas derivative contracts with various counterparties, and as a result, the Company is exposed to the risk of nonperformance by its subsidiaries, affiliate, or counterparties. The Company does not anticipate nonperformance by its subsidiaries, affiliate, or the counterparties.

         The Company is exposed to market risks on derivative contracts, including those entered into for trading purposes, and on other unmatched commitments to purchase and sell energy on a price and quantity basis. Such market risks are monitored to limit the Company's exposure.

         GUARANTEES - In connection with certain of its project financing, acquisition, and power purchase agreements, AES has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments, excluding those collateralized by letter-of-credit obligations discussed below, were limited as of December 31, 1999, by the terms of the agreements, to an aggregate of approximately $585 million. The Company is also obligated under other commitments which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $33 million as of December 31, 1999. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At December 31, 1999, such commitments to invest amounted to approximately $125 million.

         LETTERS OF CREDIT - At December 31, 1999, the Company had $414 million in letters of credit out-standing, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.875% to 2.5% on the outstanding amounts. In addition, the Company had $89 million in surety bonds outstanding at December 31, 1999.

         LITIGATION - In September 1999, an appellate judge in the Minas Gerais, Brazil state court system granted a temporary injunction that suspends the effectiveness of a shareholders' agreement for Cemig. This appellate ruling suspends the shareholders' agreement while the action to determine the validity of the shareholders' agreement is litigated in the lower court. In early November 1999, the same appellate court judge reversed this decision and reinstated the effectiveness of the shareholders' agreement, but did not restore the super majority voting rights that benefited the Company. AES must exhaust all state-level appeals before the matter is heard before the Brazilian federal court. The Company intends to vigorously pursue its legal rights in this matter and to restore all of its rights regarding Cemig, and does not anticipate that this temporary suspension of the shareholders' agreement will have a significant effect on its financial condition or results of operations. AES continues to exercise significant influence through representation on the Board of Directors and the Consortium Agreement over Cemig and continues to account for its investment in Cemig using the equity method.

         The Company is involved in certain other legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation will have a material adverse effect on its results of operations, financial position, or cash flows.

         RISKS RELATED TO FOREIGN OPERATIONS - AES operates businesses in many countries. There are certain economic, political, technological and regulatory risks associated with operating in foreign countries. Certain of the foreign businesses are subject to regulation that could limit electricity tariff rates charged to customers. Investments in foreign countries may be impacted by significant fluctuations in foreign currency exchange rates. During 1999, the Company's financial position and results of operations were adversely affected by a significant devaluation of the Brazilian Real relative to the U.S. Dollar.

         In certain locations, particularly developing countries or countries that are in a transition from centrally-planned to market-oriented economies, the electricity purchasers, both wholesale and retail, may be unable or unwilling to honor their payment obligations. Collection of receivables may be hindered in these countries due to ineffective systems for adjudicating contract disputes.

         In June 1999, a subsidiary of the Company assumed long-term managerial and voting control of two regional electric distribution companies
(RECs) in Kazakhstan as part of a settlement of receivables outstanding from the government of Kazakhstan. The Company's claim against the Government approximated $220 million for electricity provided. The contractual rights to control the operations of the RECs received in this transaction were valued at approximately $26 million, based on the net present value of incremental cash flows expected to be received as a result of operating the RECs. The two distribution businesses serve approximately 1.8 million people. The Company expects that the government of Kazakhstan will abide by the terms and periods agreed to in the original memorandum of understanding that currently governs the Company's operating control of the RECs. However, the contract is subject to economic, political and regulatory risks associated with operating in Kazakhstan.

         LEVERAGED LEASE INVESTMENTS - One of the Company's subsidiaries has investments in leveraged leases totaling $144 million. Related deferred tax liabilities total $106 million. The investment includes estimated residual values totaling $88 million. Leveraged lease residual value assumptions are adjusted on a periodic basis, based on independent appraisals.

8. COMPANY-OBLIGATED CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

         During 1997, two wholly owned special purpose business trusts (AES Trust I and AES Trust II) issued Term Convertible Securities (Tecons). On March 31, 1997, AES Trust I issued 5 million of $2.6875 Tecons (liquidation value $50) for total proceeds of $250 million and concurrently purchased $250 million of 5.375% junior subordinated convertible debentures due 2027 of AES (individually the 5.375% Debentures). On October 29, 1997, AES Trust II issued 6 million of $2.75 Tecons (liquidation value $50) for total proceeds of $300 million and concurrently purchased $300 million of 5.5% junior subordinated convertible debentures due 2012 of AES (individually the 5.5% Debentures).

         During 1999, AES Trust III, a wholly owned special purpose business trust, issued 9 million of

$3.375 Tecons (liquidation value $50) for total proceeds of approximately $518 million and concurrently purchased approximately $518 million of 6.75% junior subordinated convertible debentures due 2029 (individually the 6.75% Debentures and collectively with the 5.5% and the 5.375% Debentures, the Junior Subordinated Debentures). The sole assets of AES Trust I, II and III (collectively, the Tecon Trusts) are the Junior Subordinated Debentures.

         AES, at its option, can redeem the 5.375% Debentures after March 31, 2000, which would result in the required redemption of the Tecons issued by AES Trust I, for $51.68 per Tecon, reduced annually by $0.336 to a minimum of $50 per Tecon and can redeem the 5.5% Debentures after September 30, 2000 which would result in the required redemption of the Tecons issued by AES Trust II, for $51.72 per Tecon, reduced annually by $0.344 to a minimum of $50 per Tecon and can redeem the 6.75% Debentures after October 17, 2002, which would result in the required redemption of the Tecons issued by AES Trust III, for $52.10 per Tecon, reduced annually by $0.422 to a minimum of $50 per Tecon. The Tecons must be redeemed upon maturity of the debentures.

         The Tecons are convertible into the common stock of AES at each holder's option prior to March 31, 2027 for AES Trust I, September 30, 2012 for AES Trust II and October 15, 2029 for AES Trust III at the rate of 1.3812, 0.8914 and 0.7108, respectively, representing a conversion price to $36.20, $56.09 and $70.341 per share respectively.

         On November 30, 1999, three wholly owned special purpose business trusts (individually, AES RHINOS Trust I, II, and III, collectively, the Rhinos Trusts and with the Tecon Trusts, collectively the Trusts) issued trust preferred securities (Rhinos). The aggregate amount of Rhinos issued was approximately $250 million. Concurrent with the issuance of the Rhinos, the Rhinos Trusts purchased approximately $258 million of junior subordinated convertible notes due 2007. The Rhinos Trusts may be dissolved and the notes distributed to the holders of the Rhinos at any time at the Company's option. The obligations of the Trusts are fully and unconditionally guaranteed by AES.

         Under the terms of a remarketing agreement, the initial purchaser of the Rhinos has the right to cause a remarketing of the Rhinos if they remain outstanding on November 30, 2002, or if certain other conditions are met.

         In connection with the issuance of the Rhinos and related notes, the Company has entered into a forward underwriting agreement for the future placement of approximately $250 million of the Company's common stock, preferred stock, notes or trust preferred securities.

         Prior to a successful remarketing, the Rhinos are redeemable at par in whole at any time or in part from the proceeds of a qualifying offering under the forward underwriting commitment. The holder can require redemption only at maturity (November 15, 2007).

         Prior to February 28, 2003, the Rhinos are not convertible. On and after February 28, 2003, the Rhinos are convertible at any time at the option of the holder into the common stock of AES. The conversion price of the Rhinos depends on whether or not the Trusts have completed a successful remarketing of the Rhinos. Prior to a successful remarketing, the conversion price is equal to the then current market price of the Company's common stock. After a successful remarketing, the conversion price will be equal to the price specified in the winning remarketing bid which cannot be less than the current market price of AES common stock at the time of remarketing.

         Dividends on the Tecons and Rhinos are payable quarterly at an annual rate of 5.375% by AES Trust I, 5.5% by AES Trust II, 6.75% by AES Trust III and LIBOR plus 2.50% by the Rhinos Trusts. Dividend rates for the Rhinos are subject to increase upon a failed remarketing of the Rhinos. The Trusts are each permitted to defer payment of dividends for up to 20 consecutive quarters, provided that the Company has exercised its right to defer interest payments under the corresponding debentures or notes. During such deferral periods, dividends on the Tecons and Rhinos will accumulate quarterly and accrue interest and the Company may not declare or pay dividends on its common stock.

         Interest expense for each of the years ended December 31, 1999 and 1998, includes $14 million related to the dividends accrued on the Tecons of AES Trust I and $17 million related to AES Trust II. Interest expense for the year ended December 31, 1999 also includes $7 million related to AES Trust III and approximately $2 million related to the Rhinos Trusts.

9.       MINORITY INTEREST

         Minority interest includes $66 million of cumulative preferred stock of a subsidiary. The total annual dividend requirement was $3 million at December 31, 1999. $22 million of the preferred stock is subject to mandatory redemption requirements over the period 2003-2008.

10.      STOCKHOLDERS' EQUITY

         SALE OF STOCK - In April 1999, the Company sold 10 million shares of common stock at $51.25 per share. Net proceeds from the offering were $502 million. In October 1999, the Company sold 14 million shares of common stock at $57.19 per share. Net proceeds from the offering were $778 million.

         ACQUISITION OF NEWENERGY - During the third quarter of 1999, the Company issued approximately 864,000 shares, valued at $48 million to fund the acquisition of NewEnergy.

         STOCK OPTIONS AND WARRANTS - The Company has granted options to purchase shares of common stock under its stock option plans. Under the terms of the plans, the Company may issue options to purchase shares of the Company's common stock at a price equal to 100% of the market price at the date the option is granted. The options become eligible for exercise under various schedules. At December 31, 1999, there were approximately 2.1 million shares reserved for future grants under the plans.

         A summary of the option activity follows (in thousands of shares):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------
                                              1999                      1998                     1997
                                      -----------------------   ------------------------  --------------------
                                                 WEIGHTED-                   WEIGHTED-               WEIGHTED-
                                                  AVERAGE                    AVERAGE                 AVERAGE
                                                  EXERCISE                   EXERCISE                EXERCISE
                                      SHARES       PRICE         SHARES       PRICE       SHARES      PRICE
Outstanding - beginning of year        7,926       $14.10         8,896       $13.29      8,020       $ 9.30
Exercised during the year             (1,303)       10.96        (1,043)        8.60       (941)        7.78
Forfeited during the year                 (7)       43.65           (10)       31.99        (58)       11.23
Granted during the year                1,188(1)     38.75            83        34.36        999        34.42
Conversion of Chigen options              --           --            --           --        876        19.67
                                      -------      -------       -------      -------    -------     -------
Outstanding - end of year              7,804        18.35         7,926        14.10      8,896        13.29
                                      -------      -------       -------      -------    -------     -------
                                      -------      -------       -------      -------    -------     -------
Eligible for exercise - end of year    6,506       $15.06         6,855       $12.54      6,163       $ 9.37
                                      -------      -------       -------      -------    -------     -------
                                      -------      -------       -------      -------    -------     -------

(1) Additional stock options for 1999 performance were granted in February 2000. The Company issued approximately 1.5 million options to purchase shares at a price of $72 5/8 per share.

         The following table summarizes information about stock options outstanding at December 31, 1999 (in thousands of shares):

                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                        ----------------------------------------   --------------------------
                                         WEIGHTED-    WEIGHTED-                    WEIGHTED-
                                          AVERAGE      AVERAGE                     AVERAGE
RANGE OF                   TOTAL      REMAINING LIFE   EXERCISE      TOTAL         EXERCISE
EXERCISE PRICES         OUTSTANDING     (IN YEARS)      PRICE      EXERCISABLE      PRICE
$0.78 - $3.24                944            1.0        $ 3.19          944         $ 3.19
$3.25 - $9.88              1,632            4.1          8.90        1,515           8.86
$9.89 - $14.40             1,794            5.4         10.42        1,794          10.42
$14.41 - $22.85            1,254            6.3         20.56        1,249          20.56
$22.86 - $58.00            2,172            8.3         37.15        1,004          36.99
$58.01 - $80.00                8            9.7         60.97           --             --
                           -----           -----       ------        -----         ------
TOTAL                      7,804            5.5        $18.35        6,506         $15.06
                           -----           -----       ------        -----         ------
                           -----           -----       ------        -----         ------

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for disclosure purposes. No compensation expense has been recognized in connection with the options, as all options have been granted only to AES people, including Directors, with an exercise price equal to the market price of the Company's common stock on the date of grant. For SFAS No. 123 disclosure purposes, the weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           FOR THE YEARS ENDED
                                          ----------------------
                                          1999     1998     1997
          Interest rate (risk-free)       6.5%     4.7%     5.9%
          Volatility                       46%      47%      37%


         Using these assumptions, an expected option life of 7 years and a dividend yield of zero, the weighted average fair value of each stock option granted was $22.97, $19.02 and $17.86, for the years ended December 31, 1999, 1998 and 1997, respectively.

         Had compensation expense been determined under the provisions of SFAS No. 123, utilizing the assumptions detailed in the preceding paragraph, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the following pro forma amounts (in millions except per share amounts):

                                           FOR THE YEARS ENDED
                                        -------------------------
                                         1999      1998      1997
NET INCOME:
    As reported                         $ 228     $ 311     $ 185
    Pro forma                             213       301       174

BASIC EARNINGS PER SHARE:
    As reported                         $1.19     $1.75     $1.11
    Pro forma                            1.11      1.70      1.04

DILUTED EARNINGS PER SHARE:
    As reported                         $1.16     $1.69     $1.09
    Pro forma                            1.08      1.64      1.03


         The disclosures of such amounts and assumptions are not intended to forecast any possible future appreciation of the Company's stock or change in dividend policy.

         In addition to the options, the Company has outstanding warrants to purchase up to 1.3 million shares of its common stock at $14.72 per share through July 2000.

         CHIGEN - In May 1997, the Company acquired all of the outstanding Class A shares of Chigen by amalgamating Chigen with a wholly owned subsidiary of the Company. As a result of this transaction, the Company issued approximately 5 million shares of its common stock. As part of the amalgamation, the Company also converted the outstanding options of the Chigen stock option plan to AES stock options at the ratio of .29 to 1.

         COMMON STOCK HELD BY SUBSIDIARIES - As of December 31, 1999, approximately 15.8 million shares of the Company's common stock had been issued to consolidated subsidiaries. These shares were issued as collateral under various borrowing agreements and are not considered outstanding. Therefore, they have been excluded from the calculation of earnings per share.

11.   EARNINGS PER SHARE

         The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before extraordinary item. In the table below, Income represents the numerator (in millions) and Shares represent the denominator (in millions):

                                                DECEMBER 31,                  DECEMBER 31,                DECEMBER 31,
                                                   1999                          1998                        1997
                                          -------------------------    -------------------------    -----------------------
                                                              $ PER                        $ PER                      $ PER
                                          INCOME    SHARES    SHARE    INCOME   SHARES     SHARE    INCOME   SHARES   SHARE
BASIC EPS
  Income before extraordinary items        $245     191.5    $ 1.28     $ 307    177.5     $ 1.73    $ 188    166.6   $ 1.13
EFFECT OF DILUTIVE SECURITIES:
  Stock options and warrants                  -       4.5     (0.03)        -      4.3      (0.04)       -      4.4    (0.02)
  Stock units allocated to deferred
    compensation plans                        -       0.2         -         -      0.3          -        -      0.5        -
  Tecons and other convertible debt,
    net of tax                                -         -         -         9      6.9      (0.02)      10      6.3        -
                                          -----    ------    ------    ------   ------    -------   ------   ------    ------
DILUTED EARNINGS PER SHARE                 $245     196.2    $ 1.25     $ 316    189.0     $ 1.67    $ 198    177.8    $ 1.11
                                          -----    ------    ------    ------   ------    -------   ------   ------    ------
                                          -----    ------    ------    ------   ------    -------   ------   ------    ------

12.   BUYOUT OF POWER SALES AGREEMENT

         In October 1999, AES Placerita, a wholly owned subsidiary of the Company, received proceeds of approximately $110 million to complete the buyout of its long-term power sales agreement. In connection with the buyout, the Company incurred transaction related costs of approximately $19 million. The Company also recorded an impairment loss of approximately $62 million to reduce the carrying value of the electric generation assets to their estimated fair value after termination of the contract. The estimated fair value was determined by an independent appraisal. Concurrent with the buyout of the power sales contract, the Company extinguished certain liabilities under the related project financing debt prior to their scheduled maturity. As a result, the Company has recorded an extraordinary loss of approximately $11 million, net of income tax of approximately $5 million.

13.   INCOME TAXES

         INCOME TAX PROVISION - The provision for income taxes consists of the following (in millions):

                                 FOR THE YEARS ENDED
                            ---------------------------
                            1999        1998       1997
   Federal:
       Current               $ 11      $ (9)       $  7
       Deferred                36        61          22
   State:
       Current                  3         3          19
       Deferred                11        (5)         (6)
   Foreign:
       Current                 98        82          18
       Deferred               (48)       13          17
                             -----     -----      ------
   Total                     $111      $145        $ 77
                             -----     -----      ------
                             -----     -----      ------

         The Company records its share of earnings of its equity investees on a pre-tax basis. The Company's share of the investees' income taxes is recorded in income tax expense.

         EFFECTIVE AND STATUTORY RATE RECONCILIATION - A reconciliation of the U.S. statutory Federal income tax rate to the Company's effective tax rate as a percentage of income before taxes (after minority interest) is as follows:

                                                         FOR THE YEARS ENDED
                                                      -----------------------
                                                      1999      1998     1997
     Statutory Federal tax rate                        35%       35%      35%
     Change in valuation allowance                      -         -       (1)
     State taxes, net of Federal tax benefit            4        (1)       3
     Taxes on foreign earnings                         (6)       (1)      (7)
     Other - net                                       (2)       (1)      (1)
                                                      ----      ----     ----
     Effective tax rate                                31%       32%      29%
                                                      ----      ----     ----
                                                      ----      ----     ----

         DEFERRED INCOME TAXES - Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered.

         As of December 31, 1999, the Company had Federal net operating loss carryforwards for tax purposes of approximately $95 million expiring from 2008 through 2019, Federal investment tax credit carryforwards for tax purposes of approximately $48 million expiring in years 2002 through 2006, and Federal alternative minimum tax credits of approximately $53 million that carryforward without expiration. As of December 31, 1999, the Company had foreign net operating loss carryforwards of approximately $428 million that expire at various times beginning in 2001, and some of which carryforward without expiration. The Company had state net operating loss carryforwards as of December 31, 1999, of approximately $296 million expiring in years 2000 through 2019, and state tax credit carryforwards of approximately $12 million expiring in years 2001 through 2009.

         The valuation allowance increased by $9 million during 1999 to $42 million at December 31, 1999. This increase was the result of certain foreign net operating loss carryforwards and state tax credits, the ultimate realization of which is not known at this time. The Company believes that it is more likely than not that the remaining deferred tax assets as shown below will be realized.

         Deferred tax assets and liabilities are as follows (in millions):

                                                            DECEMBER 31,
                                                         -----------------
                                                          1999        1998
Differences between book and tax basis of
    property and total deferred tax liability            $2,205       $469
                                                         -------     ------
Operating loss carryforwards                               (180)       (69)
Bad debt and other book provisions                         (168)       (48)
Retirement costs                                            (11)       (26)
Tax credit carryforwards                                    (96)      (107)
Other deductible temporary differences                     (189)       (55)
                                                         -------     ------
           Total gross deferred tax asset                  (644)      (305)
Less:  Valuation allowance                                   42         33
                                                         -------     ------
Total net deferred tax asset                               (602)      (272)
                                                         -------     ------
Net deferred tax liability                               $1,603       $197
                                                         -------     ------
                                                         -------     ------

         Undistributed earnings of certain foreign subsidiaries and affiliates aggregated $438 million at December 31, 1999. The Company considers these earnings to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings. A deferred tax asset of $135 million has been recorded as of December 31, 1999 for the cumulative effects of certain foreign currency translation losses.

         Income from continuing operations before income taxes and extraordinary items consisted of the following:

                                    FOR THE YEARS ENDED
                                 --------------------------
                                 1999       1998       1997
United States                    $164       $211       $199
Non United States                 192        241         66
                                 ----       ----       ----
Total                            $356       $452       $265
                                 ----       ----       ----
                                 ----       ----       ----

14.   BENEFIT PLANS

         PROFIT SHARING AND STOCK OWNERSHIP PLANS - The Company sponsors two profit sharing and stock ownership plans, qualified under section 401 of the Internal Revenue Code, which are available to eligible AES people. The plans provide for Company matching contributions, other Company contributions at the discretion of the Compensation Committee of the Board of Directors, and discretionary tax deferred contributions from the participants. Participants are fully vested in their own contributions and the Company's matching contributions. Participants vest in other Company contributions over a five-year period. Company contributions to the plans were approximately $7 million for the year ended December 31, 1999, and $5 million for the years ended December 31, 1998 and 1997.

         DEFERRED COMPENSATION PLANS - The Company sponsors a deferred compensation plan under which directors of the Company may elect to have a portion, or all, of their compensation deferred. The amounts allocated to each participant's deferred compensation account may be converted into common stock units. Upon termination or death of a participant, the Company is required to distribute, under various methods, cash or the number of shares of common stock accumulated within the participant's deferred compensation account. Distribution of stock is to be made from common stock held in treasury or from authorized but previously unissued shares. The plan terminates and full distribution is required to be made to all participants upon any change of control of the Company (as defined in the plan document).

         In addition, the Company sponsors an executive officers' deferred compensation plan. At the election of an executive officer, the Company will establish an unfunded, nonqualified compensation arrangement for each officer who chooses to terminate participation in the Company's profit sharing and employee stock ownership plans. The participant may elect to forego payment of any portion of his or her compensation and have an equal amount allocated to a contribution account. In addition, the Company will credit the participant's account with an amount equal to the Company's contributions (both matching and profit sharing) that would have been made on such officer's behalf if he or she had been a participant in the profit sharing plan. The participant may elect to have all or a portion of the Company's contributions converted into stock units. Dividends paid on common stock are allocated to the participant's account in the form of stock units. The participant's account balances are distributable upon termination of employment or death.

         The Company also sponsors a supplemental retirement plan covering certain highly compensated AES people. The plan provides incremental profit sharing and matching contributions to participants that would have been paid to their accounts in the Company's profit sharing plan if it were not for limitations imposed by income tax regulations. All contributions to the plan are vested in the manner provided in the Company's profit sharing plan, and once vested are nonforfeitable. The participant's account balances are distributable upon termination of employment or death.

         DEFINED BENEFIT PLANS - Certain of the Company's subsidiaries have defined benefit pension plans covering substantially all of their respective employees. Pension benefits are based on years of credited service, age of the participant and average earnings. Clesa's pension plan was unfunded, but it was substantially settled during 1999.

         Upon acquisition of CILCORP in November 1999, AES assumed certain obligations under the company's existing postretirement health care plan. Substantially all of CILCORP's full-time employees are covered by the plan. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from CILCORP after reaching age 55 with 10 or more years of service.

         Significant weighted average assumptions used in the calculation of pension and other postretirement benefits expense and obligation are as follows:

                                                                         POSTRETIREMENT
                                                       PENSION BENEFITS      BENEFITS
                                                       ----------------  ---------------
YEARS ENDED DECEMBER 31,                                 1999     1998          1999
Discount rates                                           8%       6%            8%
Rates of compensation increase                           4%       2%            N/A
Expected long-term rate of return on plan assets         9%       6%            9%


         For measurement purposes, an increase in per capita costs of covered health care benefits of approximately 7% was assumed for 2000. The rate was assumed to decrease gradually to 5% for 2006 and remain level thereafter.

         Net benefit cost for the years ended December 31, 1999 and 1998 includes the following components (in millions):

                                                                         POSTRETIREMENT
                                                       PENSION BENEFITS      BENEFITS
                                                       ----------------  ---------------
YEARS ENDED DECEMBER 31,                                1999     1998          1999
Service cost                                            $ 4       $2           $ -
Interest cost on projected benefit obligation            10        3             2
Expected return on plan assets                            9       (1)           (1)
                                                        ---      ---           ---
Net benefit cost                                        $23       $4           $ 1
                                                        ---      ---           ---
                                                        ---      ---           ---

         The changes in the benefit obligation of the plans combined for the years ended December 31, 1999 and 1998 are as follows (in millions):

                                                                                             POSTRETIREMENT
                                                                       PENSION BENEFITS         BENEFITS
                                                                       ----------------      --------------
                                                                        1999      1998            1999
CHANGE IN BENEFIT OBLIGATION:

    Benefit obligation at beginning of year                             $ 80      $ 72            $ -

    Effect of foreign currency exchange rate change
        on beginning balance                                             (21)       (5)             -

    Service cost                                                           4         2              -

    Interest cost                                                         10         3              2

    Plan participant contributions                                         2         -              -

    Actuarial (gain) loss                                                 (6)        6             (3)

    Assumed in acquisitions                                              317         3             99

    Benefits paid                                                        (10)       (1)            (2)

    Settlement of benefits                                                (3)        -              -
                                                                        ----      ----            ---
    Benefit obligation as of December 31                                $373      $ 80            $96
                                                                        ====      ====            ===

         The changes in the plan assets of the plans combined for the years ended December 31, 1999 and 1998 are as follows (in millions):

                                                                                             POSTRETIREMENT
                                                                       PENSION BENEFITS         BENEFITS
                                                                       ----------------      --------------
                                                                        1999      1998            1999
CHANGE IN PLAN ASSETS:

    Fair value of plan assets at beginning of year                      $ 33      $ 31            $ -

    Effect of foreign currency exchange rate change
        on beginning balance                                              (9)       (2)             -

    Actual return on plan assets                                          58         3              5

    Assumed in acquisitions                                              326         -             51

    Employer contribution                                                  3         2              1

    Plan participant contributions                                         2         -              -

    Benefits paid                                                        (10)       (1)            (2)
                                                                        ----      ----            ---
    Fair value of plan assets as of December 31                         $403      $ 33            $55
                                                                        ====      ====            ===

         The funded status of the plans combined for the years ended as of December 31, 1999 and 1998 are as follows (in millions):

                                                                                             POSTRETIREMENT
                                                                       PENSION BENEFITS         BENEFITS
                                                                       ----------------      --------------
                                                                        1999      1998            1999
Funded status                                                           $ 30      $(47)           $(41)

Unrecognized net actuarial (gain) loss                                   (50)        5              (7)
                                                                        ----      ----            ----
Accrued benefit cost as of December 31                                  $(20)     $(42)           $(48)
                                                                        ====      ====            ====

         All of the Company's pension plans have been aggregated in the table above. Certain of the Company's plans at December 31, 1999, had benefit obligations exceeding the fair value of these plans assets. As of December 31, 1999, the Company had plans with benefit obligations exceeding the fair value of plan assets by approximately $30 million.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rate would have the following effects (in millions):

                                                                             1-PERCENTAGE-      1-PERCENTAGE-
                                                                                 POINT              POINT
                                                                               INCREASE           DECREASE
                                                                         -------------------  ------------------
Effect on total of service and interest cost                                     $ -                 $ -
    components
Effect on postretirement benefit obligation                                        3                  (4)

         INVOLUNTARY SEVERANCE - During 1999, the Company has accrued $22 million for expected involuntary termination benefits for employees of companies acquired. There are no significant unresolved issues that may result in a material adjustment to this amount. Termination benefits of $14 million were charged against this accrual during the year.

15.   SEGMENTS

         The Company operates in two business segments: generation and distribution. Generation consists of the operation of electric power plants and sales of electricity generally to electric utilities or regional electric companies for further resale to end users. Distribution consists of electricity sales to end users. The generation and distribution segments are an aggregation of businesses acquired or constructed.

         The accounting policies of the two business segments are the same as those described in Note 1 - General and Summary of Significant Accounting Policies. The Company uses gross margin to evaluate the performance of generation and distribution businesses that it controls and consolidates. Depreciation and amortization at the generation and distribution businesses are included in the calculation of gross margin. Corporate depreciation and amortization is reported within selling, general and administrative expenses in the consolidated statements of operations. Pre-tax equity in earnings is used to evaluate the performance of generation and distribution businesses that are significantly influenced by the Company. Sales between generation and distribution are accounted for at fair value as if the sales were to third parties. All intersegment activity has been eliminated with respect to revenue and gross margin. Information about the Company's operations and assets by segment is as follows (in millions):

                                                                               PRE-TAX                    INVESTMENT
                                                  DEPRECIATION                  EQUITY                      IN AND
                                                      AND           GROSS         IN          TOTAL        ADVANCES        PROPERTY
                                  REVENUES(1)     AMORTIZATION     MARGIN      EARNINGS      ASSETS      TO AFFILIATES    ADDITIONS
Year Ended December 31, 1999

Generation                         $ 1,970           $ 180         $  779        $ 52        $14,250        $  524          $688

Distribution                         1,283              97            225         (31)         6,351         1,051           146

Corporate                             -                  1            -            -             279          -               -
                                   -------           -----         ------        ----        -------        ------          ----

Total                              $ 3,253           $ 278         $1,004        $ 21        $20,880        $1,575          $834
                                   =======           =====         ======        ====        =======        ======          ====

                                                                               PRE-TAX                    INVESTMENT
                                                  DEPRECIATION                  EQUITY                      IN AND
                                                      AND           GROSS         IN          TOTAL        ADVANCES        PROPERTY
                                  REVENUES(1)     AMORTIZATION     MARGIN      EARNINGS      ASSETS      TO AFFILIATES    ADDITIONS
Year Ended December 31, 1998

Generation                         $ 1,413           $ 126         $  576        $ 33        $ 5,682        $  495          $369

Distribution                           985              70            235         199          4,687         1,438           148

Corporate                             -                -              -            -             412           -              -
                                   -------           -----         ------        ----        -------        ------          ----

Total                              $ 2,398           $ 196         $  811        $232        $10,781        $1,933          $517
                                   =======           =====         ======        ====        =======        ======          ====

                                                                               PRE-TAX                    INVESTMENT
                                                  DEPRECIATION                  EQUITY                      IN AND
                                                      AND           GROSS         IN          TOTAL        ADVANCES        PROPERTY
                                  REVENUES(1)     AMORTIZATION     MARGIN      EARNINGS      ASSETS      TO AFFILIATES    ADDITIONS
Year Ended December 31, 1997

Generation                         $ 1,110           $  93         $  390        $ 21        $ 4,404        $  315          $483

Distribution                           301              21             40         105          4,269         1,548            28

Corporate                             -                -              -            -             236           -              -
                                   -------           -----         ------        ----        -------        ------          ----

Total                              $ 1,411           $ 114         $  430        $126        $ 8,909        $1,863          $511
                                   =======           =====         ======        ====        =======        ======          ====

(1) Intersegment revenues for the years ended December 31, 1999, 1998, and 1997 were $76 million, $69 million and $34 million, respectively.

         Revenues are recorded in the country in which they are earned and assets are recorded in the country in which they are located. Information about the Company's operations and long-lived assets by country are as follows (in millions):

                                                                         UNITED                TOTAL
                    U.S.    ARGENTINA    BRAZIL    HUNGARY   PAKISTAN   KINGDOM     OTHER     NON-U.S.     TOTAL
REVENUES:
    1999           $1,192     $  452     $  376     $ 212      $206      $  207     $  608    $ 2,061     $ 3,253
    1998              655        423        478       227       213          40        362      1,743       2,398
    1997              577        291         74       220        23           5        221        834       1,411

LONG LIVED
    ASSETS:
    1999           $4,221     $1,061     $2,588     $ 121      $492      $4,600     $1,375    $10,237     $14,458
    1998            2,329      1,017        848       154       505         224        756      3,504       5,833
    1997            1,424        587        875       172       490         190        536      2,850       4,274

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's assets and liabilities have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The fair value of current financial assets, current financial liabilities, and debt service reserves and other deposits, are estimated to be equal to their reported carrying amounts. The fair value of project financing debt, excluding capital leases, is estimated differently based upon the type of loan. For variable rate loans, carrying value approximates fair value. For fixed rate loans and preferred stock with mandatory redemption, the fair value is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates. The fair value of interest rate swap, cap and floor agreements and energy derivatives is the estimated net amount that the Company would pay to terminate the agreements as of the balance sheet date. The estimated fair values of certain notes and bonds included in project financing debt, and certain of the other notes payable and Tecons are based on quoted market prices. The carrying value of Rhinos approximates fair value as they include a rate adjustment feature that is linked to the interbank market for credit.

         The estimated fair values of the Company's debt and derivative financial instruments as of December 31, 1999 and 1998 are as follows (in millions):

                                                                 DECEMBER 31,              DECEMBER 31,
                                                                    1999                      1998
                                                            --------------------      --------------------
                                                            CARRYING       FAIR       CARRYING       FAIR
                                                             AMOUNT        VALUE       AMOUNT        VALUE
        Project financing debt                                $9,532      $9,499        $4,867      $4,847
        Other notes payable                                    2,502       2,495         1,652       1,687
        Tecons and Rhinos                                      1,318       1,770           550         657
        Interest rate swaps                                        -        (23)             -         101
        Interest rate caps and floors, net                         -          13             -         (5)
        Preferred stock with mandatory redemption                 22          20             -           -
        Energy Derivatives                                         4           4             -           -

         The fair value estimates presented herein are based on pertinent information as of December 31, 1999 and 1998. The Company is not aware of any factors that would significantly affect the estimated fair value amounts since December 31, 1999.

17.   NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 established standards for the accounting and reporting of derivative instruments and hedging activities and will be adopted by the Company during fiscal year 2001. The Company is currently evaluating the impact of the adoption of SFAS No. 133.

18.   QUARTERLY DATA (UNAUDITED)

         The following table summarizes the unaudited quarterly statements of operations (in millions, except per share amounts):

                                                                            QUARTER ENDED 1999
                                                              ----------------------------------------------
                                                              MAR 31        JUN 30       SEP 30       DEC 31
        Revenues                                               $  638        $  640       $  847      $1,128
        Gross margin                                              229           219          245         311
        (Loss)/income before extraordinary items                  (13)           71           58         129
        Extraordinary items, net of tax benefit                     -             -            -         (17)

        Net (loss) income                                         (13)           71           58         112

        Basic earnings per share:(1)
            Before extraordinary items                         $(0.07)       $ 0.37       $ 0.30      $  0.63
            Extraordinary items                                     -             -            -        (0.08)
                                                               ------        ------       ------      -------
        Basic (loss) earnings per share                        $(0.07)       $ 0.37       $ 0.30      $  0.55
                                                               ======        ======       ======      =======
        Diluted (loss) earnings per share:(1)
           Before extraordinary items                          $(0.07)       $ 0.36       $ 0.29      $  0.60
           Extraordinary items                                      -             -            -        (0.08)
                                                               ------        ------       ------      -------
        Diluted (loss) earnings per share                      $(0.07)       $ 0.36       $ 0.29      $  0.52
                                                               ======        ======       ======      =======
                                                                            QUARTER ENDED 1998
                                                              ----------------------------------------------
                                                              MAR 31        JUN 30       SEP 30       DEC 31
        Revenues                                               $  575        $  565       $  612      $   646
        Gross margin                                              178           180          212          241
        Income before extraordinary items                          65            71           79           92
        Extraordinary items, net of taxes                           -             -            2            2

        Net income                                                 65            71           81           94

        Basic earnings per share:
            Before extraordinary items                         $ 0.37        $ 0.41       $ 0.44      $  0.51
            Extraordinary items                                     -             -         0.01         0.01
                                                               ------        ------       ------      -------
        Basic earnings per share                               $ 0.37        $ 0.41       $ 0.45      $  0.52
                                                               ======        ======       ======      =======
        Diluted earnings per share:(1)
           Before extraordinary items                          $ 0.37        $ 0.39       $ 0.43      $  0.49
           Extraordinary items                                      -             -         0.01         0.01
                                                               ------        ------       ------      -------
        Diluted earnings per share                             $ 0.37        $ 0.39       $ 0.44      $  0.50
                                                               ======        ======       ======      =======

     (1) The sum of these amounts does not equal the annual amount because the quarterly calculations are based on varying numbers of shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See the information with respect to the ages of the Registrant's directors in the table and the information contained under the caption "Election of Directors" on pages 1 through 3, inclusive, of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 18, 2000, which information is incorporated herein by reference. See also the information with respect to executive officers of the Registrant under the caption entitled "Executive Officers and Significant Employees of the Registrant" in Item 1 of Part I hereof, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         See the information contained under the captions "Compensation of Executive Officers" and "Compensation of Directors" on pages 6 and 11 through 14, inclusive, of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 18, 2000, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 18, 2000 filed by the Company with the Securities and Exchange Commission on March 22, 2000, which information is incorporated herein by reference.

         (b)  SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS.

         See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" contained on page 4 of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on April 18, 2000, which information is incorporated herein by reference.

         (c)  CHANGES IN CONTROL.

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See the information for Mr. Thomas I. Unterberg, a director of the Registrant, contained under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of

Stockholders of the Registrant to be held on April 18, 2000 filed by the Company with the Securities and Exchange Commission on March 22, 2000, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

         (1)  Financial Statements

              - The following Consolidated Financial Statements of The AES Corporation are filed under "Item 8. Financial Statements and Supplementary Data."

                  Consolidated Balance Sheets as of December 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

         (2)  Financial Statement Schedules

              - See Index to Financial Statement Schedules of the Registrant and subsidiaries at page S-1 hereof, which index is incorporated herein by reference.

         (3)  Exhibits

         11   Statement of computation of earnings per share.
         12   Statement of computation of ratio of earnings to fixed charges.
         21   Significant subsidiaries of The AES Corporation.
         23   Consent of Independent Auditors, Deloitte & Touche LLP.
         24   Power of Attorney
         27   Financial Data Schedule (Article 5).

     (b) REPORTS ON FORM 8-K.

         Registrant filed a Current Report on Form 8-K dated October 1, 1999 related to the acquisition by a subsidiary of the Registrant of 100% of the common shares of CILCORP, Inc.

         Registrant filed a Current Report on Form 8-K dated October 6, 1999 pertaining to certain litigation related to Registrant's investment in CEMIG.

         Registrant filed a Current Report on Form 8-K dated December 15, 1999 related to the acquisition by a subsidiary of the Registrant of the assets of the Drax Power Station.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 2_, 2000                          THE AES CORPORATION
                                               (Company)
                                               By: /s/ Dennis W. Bakke
                                                   -------------------
                                               Name: Dennis W. Bakke
                                               Title: President

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

SIGNATURE                                TITLE                                                    DATE
---------                                -----                                                    ----
* /s/ Roger W. Sant                      Chairman of the Board                                    February 4, 2000
-------------------
(Roger W. Sant)

/s/ Dennis W. Bakke                      President, Chief Executive Officer (principal
-------------------                      executive officer) and Director                          February 4, 2000
(Dennis W. Bakke)

* /s/ Hazel R. O'Leary                   Director                                                 February 4, 2000
----------------------
(Hazel R. O'Leary)

* /s/ Dr. Alice F. Emerson               Director                                                 February 4, 2000
--------------------------
(Dr. Alice F. Emerson)

* /s/ Robert F. Hemphill, Jr.            Director                                                 February 4, 2000
-----------------------------
(Robert F. Hemphill, Jr.)

* /s/ Frank Jungers                      Director                                                 February 4, 2000
-------------------
(Frank Jungers)

* /s/ John H. McArthur                   Director                                                 February 4, 2000
----------------------
(John H. McArthur)

* /s/ Thomas I. Unterberg                Director                                                 February 4, 2000
-------------------------
(Thomas I. Unterberg)

* /s/ Robert H. Waterman, Jr.            Director                                                 February 4, 2000
-----------------------------
(Robert H. Waterman, Jr.)

/s/ Barry J. Sharp                       Senior Vice President and Chief Financial Officer
------------------                       (principal financial and accounting officer)             February 4, 2000
(Barry J. Sharp)

                                    By:  * /s/ William R. Luraschi                                February 4, 2000
                                         ---------------------------
                                         Attorney-in-Fact

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

                              THE AES CORPORATION
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  STATEMENTS OF UNCONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                              1999           1998
                                                                                              ----           ----
ASSETS
Current Assets
   Cash and cash equivalents                                                                $      9             44
   Accounts and notes receivable from subsidiaries                                               798            333
   Deferred income taxes                                                                           4              -
   Prepaid expenses and other current assets                                                      20             69
                                                                                            ----------     ----------
   Total current assets                                                                          831            446

Investment in and advances to subsidiaries                                                     5,558          3,431

Office Equipment
   Cost                                                                                            6              6
   Accumulated depreciation                                                                       (4)            (4)
                                                                                            ----------     ----------
   Office equipment, net                                                                           2              2

Other Assets
   Deferred financing costs (less accumulated amortization: 1999, $26, 1998, $18)                 91             61
   Project development costs                                                                      14             80
   Deferred income taxes                                                                          58             39
   Escrow deposits and other assets                                                               24             21
                                                                                            ----------     ----------
   Total other assets                                                                            187            201
                                                                                            ----------     ----------
TOTAL                                                                                       $  6,578       $  4,080
                                                                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                         $      1              7
   Accrued and other liabilities                                                                  66             50
   Revolving bank loan                                                                           335              8
                                                                                            ----------     ----------
   Total current liabilities                                                                     402             65

Long-term Liabilities:
   Senior notes payable                                                                          948            425
   Senior subordinated notes and debentures payable                                            1,069          1,069
   Junior subordinated notes and debentures payable                                            1,476            700
   Deferred income taxes                                                                          42             24
   Other long-term liabilities                                                                     4              3
                                                                                            ----------     ----------
   Total long-term liabilities                                                                 3,539          2,221

Stockholders' Equity:
   Preferred stock                                                                                --             --
   Common stock                                                                                    2              2
   Additional paid-in capital                                                                  2,617          1,243
   Retained earnings                                                                           1,120            892
   Accumulated other comprehensive loss                                                       (1,102)          (343)
                                                                                            ----------     ----------
   Total stockholders' equity                                                                  2,637          1,794
                                                                                            ----------     ----------
TOTAL                                                                                       $  6,578       $  4,080
                                                                                            ==========     ==========

                             See notes to Schedule I

                              THE AES CORPORATION
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    STATEMENTS OF UNCONSOLIDATED OPERATIONS
                                 (IN MILLIONS)

                                                                                For the Years Ended
                                                                                    December 31,
                                                                                    ------------
                                                                            1999        1998        1997
                                                                            ----        ----        ----
Revenues                                                                  $     20     $     16     $     22
Equity in earnings of subsidiaries                                             331          357          256
Cost of sales                                                                   --           --           (5)
Selling, general and administrative expenses                                   (44)         (49)         (36)
Interest expense, net                                                          (83)         (48)         (26)
                                                                          ---------    ---------    --------
Income before income taxes and extraordinary item                              224          276          211
Income tax (benefit) expense                                                    (4)         (35)          23
                                                                          ---------    ---------    --------
Income before extraordinary item                                               228          311          188
Extraordinary item - net loss on extinguishment of
     debt (less applicable income tax benefit)                                  --           --            3
                                                                          ---------    ---------    --------
Net income                                                                $    228     $    311     $    185
                                                                          =========    =========    ========

                            See notes to Schedule I

                              THE AES CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENTS OF UNCONSOLIDATED CASH FLOWS
                                  (IN MILLIONS)

                                                                                For the Years Ended
                                                                                    December 31,
                                                                                    ------------
                                                                            1999        1998         1997
                                                                            ----        ----         ----
Net cash (used in) provided by operating activities                       $  (252)      $    240    $    122

INVESTING ACTIVITIES
     Acquisitions                                                          (2,024)          (556)     (1,274)
     Project development costs                                                (26)           (40)         (3)
     Investment in and advances to subsidiaries                              (622)          (383)       (410)
     Escrow deposits and other                                                 (3)            33           1
                                                                          --------     ----------    -----------
Net cash used in investing activities                                      (2,675)          (946)     (1,686)

FINANCING ACTIVITIES
     Repayments/borrowings under the revolver, net                            102            206        (186)
     Issuance of notes payable and other coupon bearing securities          1,524            350       1,536
     Principal payments on notes payable                                       --             --        (275)
     Proceeds from issuance of common stock, net                            1,305            200         502
     Payments for deferred financing costs                                    (39)           (11)        (13)
                                                                          --------     ----------    -----------
Net cash provided by financing activities                                   2,892            745       1,564
(Decrease)/increase in cash and cash equivalents                              (35)            39          --
Cash and cash equivalents, beginning                                           44              5           5
                                                                          --------     ----------    -----------
Cash and cash equivalents, ending                                         $     9      $      44     $     5
                                                                          ========     ==========    ===========

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

2.       NOTES PAYABLE

                                                                        First Call           December 31
                                                                           Date           1999          1998
                                                                        ----------        ----          ----
Senior Notes Payable:
   Variable rate Corporate revolving bank loan due 2000                      --            335            233
      Less: Current maturities                                                            (335)            (8)
                                                                                       ---------      ---------
   Subtotal                                                                                 --            225
   8.00% Senior notes due 2008                                             2000            200            200
   9.50% Senior notes due 2009                                             1999            750             --
   Unamortized discount                                                                     (2)            --
                                                                                       ---------      ---------
   Total                                                                                   948            425
                                                                                       =========      =========

Senior Subordinated Notes and Debentures Payable:
   10.25% Senior subordinated notes due 2006                               2001            250            250
   8.38% Senior subordinated notes due 2007                                2002            325            325
   8.50% Senior subordinated notes due 2007                                2002            375            375
   8.88% Senior subordinated debentures due 2027                           2004            125            125
   Unamortized discounts                                                                    (6)            (6)
                                                                                       ---------      ---------
   Total                                                                                 1,069          1,069
                                                                                       =========      =========

Junior Subordinated Notes and Debentures Payable:
   4.50% Convertible junior subordinated notes due 2005                    2001            150            150
   5.38% Convertible junior subordinated debentures due 2027               2000            250            250
   5.50% Convertible junior subordinated debentures due 2012               2000            300            300
   6.75% Convertible junior subordinated debentures due 2029               2002            518             --
   Variable rate Convertible junior subordinated debentures due 2007       1999            258             --
                                                                                       ---------      ---------
   Total                                                                                 1,476            700
                                                                                       =========      =========


All Notes Payable classified as long-term are repayable after 2004.

3.       DIVIDENDS FROM SUBSIDIARIES AND AFFILIATES

         Cash dividends received from consolidated subsidiaries and from affiliates accounted for by the equity method were as follows (in millions):

                                                1999        1998        1997
                                                ----        ----        ----
    Subsidiaries                                 180         160         102
    Affiliates                                    51         125          50


                             THE AES CORPORATION
                                  SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)


                                                                     Additions                        Deductions
                                                            ---------------------------      -------------------------

                                          Balance at      Charged to                                                    Balance at
                                          Beginning       Costs and                        Translation       Amounts      End of
                                           of Period      Expenses       Acquisitions       Adjustment     Written Off    Period
                                          ----------      ----------     ------------      -----------     -----------  ----------
Allowance for accounts receivables
  Year ended December 31, 1997                20              17             --                 --               --          37
  Year ended December 31, 1998                37              22             --                 --               --          59
  Year ended December 31, 1999                59               8             68                (21)             (10)        104





                                          Balance at      Charged to                        Balance at
                                          Beginning        Costs and      Amounts            End of
                                          of Period        Expenses      Written Off         Period
                                          ----------      ----------     ------------      -----------

Amortization of deferred costs
  Year ended December 31, 1997                  36              16             --                  52
  Year ended December 31, 1998                  52              25             (7)                 70
  Year ended December 31, 1999                  70              27             (10)                87


                                  EXHIBIT INDEX

                                                                             Sequentially
Exhibit                   Description of Exhibit                             Numbered Page
-------                   ----------------------                             -------------
11       Statement of computation of earnings per share.
12       Statement of computation of ratio of earnings to fixed charges.
21       Significant subsidiaries of The AES Corporation.
23       Consent of Independent Auditors, Deloitte & Touche LLP.
24       Power of Attorney.
27       Financial Data Schedule (Article 5).