Form 10-Q
period 2000-03-31
AES CORPORATION
filed 2000-05-15
CIK 874761

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at May 1, 2000, was 207,770,572.

===============================================================================

                               THE AES CORPORATION
                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements:

         Consolidated Statements of Operations                                1
         Consolidated Balance Sheets                                          2
         Consolidated Statements of Cash Flows                                4
         Notes to Consolidated Financial Statements                           5
Item 2.  Discussion and Analysis of Financial Condition and
          Results of Operations                                              11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15
Item 2.  Changes in Securities and Use of Proceeds                           15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits and Reports on Form 8-K                                    15
Signatures                                                                   20



                                      -0-

                               THE AES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED
                                             MARCH 31, 2000  MARCH 31, 1999
                                             --------------  --------------
                                         (in millions, except per share amounts)

REVENUES:
Sales and services                               $ 1,476      $   638

OPERATING COSTS AND EXPENSES:
Cost of sales and services                         1,057          418
Selling, general and administrative expenses          29           16
                                                 -------      -------
TOTAL OPERATING COSTS AND EXPENSES                 1,086          434
                                                 -------      -------
OPERATING INCOME                                     390          204
OTHER INCOME AND (EXPENSE):
Interest expense                                    (269)        (133)
Interest and other income                             31           19
Equity in earnings (loss) before income tax          118          (91)
                                                 -------      -------
INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST                                270           (1)
Income tax provision (benefit)                        71           (6)
Minority interest                                     18           18
                                                 -------      -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              181          (13)
Extraordinary item, net of tax-Early
extinguishment of debt                                (7)          --
                                                 -------      -------
NET INCOME (LOSS)                                $   174      $   (13)
                                                 =======      =======
BASIC EARNINGS (LOSS) PER SHARE: (1)
Before extraordinary item                        $  0.88      $ (0.07)
Extraordinary item                                 (0.03)          --
                                                 -------      -------
Total                                            $  0.85      $ (0.07)
                                                 =======      =======
DILUTED EARNINGS (LOSS) PER SHARE: (1)
Before extraordinary item                        $  0.83      $ (0.07)
Extraordinary item                                 (0.03)          --
                                                 -------      -------
Total                                            $  0.80      $ (0.07)
                                                 =======      =======


(1)Earnings per share amounts are calculated before the effect of the 2 for 1 stock split declared on April 17, 2000, payable on June 1, 2000, for shareholders of record on May 1, 2000. See Note 2 to the Consolidated Financial Statements for the effect of the stock split.

               See Notes to the Consolidated Financial Statements

                               THE AES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)


                                                MARCH 31, 2000  DECEMBER 31, 1999
                                                --------------  -----------------
                                                        ($ in millions)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $    822          $    669
Short-term investments                                   166               164
Accounts receivable, net of reserves of
  $138 and $104, respectively                          1,002               934
Inventory                                                316               307
Receivable from affiliates                                29                 2
Deferred income taxes                                    105               184
Contract receivable                                      532                --
Prepaid expenses and other current assets                382               327
                                                    --------          --------
Total current assets                                   3,354             2,587

PROPERTY, PLANT AND EQUIPMENT:

Land                                                     224               216
Electric generation and distribution assets           12,849            12,552
Accumulated depreciation and amortization               (845)             (763)
Construction in progress                               1,504             1,442
                                                    --------          --------
Property, plant and equipment, net                    13,732            13,447

OTHER ASSETS:
Deferred financing costs, net                            234               236
Project development costs                                 72                53
Investments in and advances to affiliates              2,839             1,575
Debt service reserves and other deposits                 330               328
Electricity sales concessions and contracts, net       1,064             1,056
Goodwill, net                                            817               795
Other assets                                             960               803
                                                    --------          --------
Total other assets                                     6,316             4,846
                                                    --------          --------
TOTAL                                               $ 23,402          $ 20,880
                                                    ========          ========


                See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                                     MARCH 31, 2000   DECEMBER 31, 1999
                                                     --------------   -----------------
                                                            ($ in millions)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                          $    388      $    381
Accrued interest                                               315           218
Accrued and other liabilities                                  736           755
Other notes payable - current portion                           --           335
Project financing debt - current portion                     1,102           881
                                                          --------      --------
Total current liabilities                                    2,541         2,570

LONG-TERM LIABILITIES:
Project financing debt                                      10,161         8,651
Other notes payable                                          2,452         2,167
Deferred income taxes                                        1,894         1,787
Other long-term liabilities                                    965           602
                                                          --------      --------
Total long-term liabilities                                 15,472        13,207

MINORITY INTEREST                                            1,215         1,148

COMPANY-OBLIGATED CONVERTIBLE MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
    SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES             1,318         1,318

STOCKHOLDERS' EQUITY:
Common stock                                                     2             2
Additional paid-in capital                                   2,625         2,617
Retained earnings                                            1,294         1,120
Accumulated other comprehensive loss                        (1,065)       (1,102)
                                                          --------      --------
Total stockholders' equity                                   2,856         2,637
                                                          --------      --------
TOTAL                                                     $ 23,402      $ 20,880
                                                          ========      ========


                 See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                   MARCH 31, 2000  MARCH 31, 1999
                                                   --------------  --------------
                                                          ($ in millions)

OPERATING ACTIVITIES:
Net cash provided by operating activities                $  249        $   8

INVESTING ACTIVITIES:
  Property additions                                       (287)         (63)
  Construction contract payment                            (291)          --
  Acquisitions, net of cash acquired                         --         (115)
  Purchase of short-term investments, net                    (2)          (7)
  Affiliate advances and equity investments                (256)          (1)
  Project development costs                                 (21)         (19)
  Debt service reserves and other assets                     (2)          35
                                                        -------      -------
Net cash used in investing activities                      (859)        (170)

FINANCING ACTIVITIES:
  (Repayments) borrowings under the
     revolver, net                                          (50)         184
  Issuance of project financing debt and other
     coupon bearing securities                            1,047          111
  Repayments of project financing debt and other
     coupon bearing securities                             (202)        (144)
  Payments for deferred financing costs                     (31)           3
  Repayment of other liabilities                            (27)         (41)
  Proceeds from sale of common stock                          8            7
  Distributions to minority interests                        (4)         (12)
  Contributions by minority interests                        22           --
                                                        -------      -------
Net cash provided by financing activities                   763          108

Increase (decrease) in cash and cash equivalents            153          (54)
Cash and cash equivalents, beginning of period              669          491
                                                        -------      -------
Cash and cash equivalents, end of period                 $   822      $   437
                                                        =======      =======

SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest                              $   169      $    98
                                                        =======      =======
Cash payments for income taxes                          $     2      $     2
                                                        =======      =======
SUPPLEMENTAL SCHEDULE OF NONCASH
ACTIVITIES:

Liability incurred in connection with the acquisition
of Eletropaulo preferred shares                         $   886      $    --
                                                        =======      =======


                See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (unaudited)

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

     In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2000 and 1999, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements, which are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. (See Exhibit 11.)

     On April 17, 2000, the Company declared a 2 for 1 stock split payable on June 1, 2000 to each shareholder of record on May 1, 2000. The following per share amounts are presented as if the stock split occurred as of the beginning of the quarters presented:


                                       QUARTERS ENDED MARCH 31,
                                          2000          1999
                                       -----------   ---------

Basic earnings (loss) per share:
Before extraordinary item                $   0.44     $  (0.04)
Extraordinary item                          (0.02)          --
                                         --------     --------
Total                                    $   0.42     $  (0.04)
                                         ========     ========

Diluted earnings (loss) per share:
Before extraordinary item                $   0.41     $  (0.04)
Extraordinary item                          (0.02)          --
                                         --------     --------
Total                                    $   0.39     $  (0.04)
                                         ========     ========


3.   Purchase Business Combinations

     In March 2000, a subsidiary of the Company acquired GeoUtilities, Inc. (GeoUtilities), an internet-based provider of energy, telecom and other services for approximately $8 million in AES common stock and an additional 47,337 shares of common stock to be paid over a two-year period upon GeoUtilities meeting specified future earnings targets.

     In February 2000, a subsidiary of the Company entered into an agreement to acquire a 59% equity interest in a Hidroeletrica Alicura S.A. (Alicura) in Argentina from Southern Energy, Inc. Alicura holds the concession to operate a 1,000 MW peaking hydro facility located in the province of Neuquen, Argentina. The purchase price of approximately $205 million includes the assumption of debt support obligations. This transaction is subject to approval by the anti-trust authorities of the Federal Government of Argentina.

     In January 1999, a subsidiary of the Company acquired a 49% interest in AES Panama, an entity resulting from the merger of Empresa de Generacion Electrica Chiriqui (EGE Chiriqui) and Empresa de Generacion Electrica Bayano (EGE Bayano), two generation companies in Panama which control four facilities representing a total of 283 MW. The acquisition purchase price of approximately $91 million included $46 million of nonrecourse project financing. AES controls the board of directors of AES Panama, and therefore, consolidates it.

     The table below presents supplemental unaudited pro forma operating results as if all of the acquisitions had occurred at the beginning of the periods shown (in millions, except per share amounts):

                                       QUARTERS ENDED MARCH 31,
                                       ------------------------
                                         2000         1999
                                        ------       ------
Revenues                                $1,476       $  968
Income before extraordinary items          181           (1)
Net income                              $  174       $   (1)

Basic earnings per share (1)            $ 0.88       $ 0.00
Diluted earnings per share (1)          $ 0.80       $ 0.00


---------
(1) Pro forma earnings per share do not give effect to the stock split declared on April 17, 2000.

     The pro forma results are based upon assumptions and estimates that the Company believes are reasonable. The pro forma results do not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1999, nor are they intended to be a projection of future results. Other acquisitions which were acquired from April 1999 through December 1999, are included in the pro forma numbers presented above as if they had occurred on January 1, 1999.

On April 28, 2000, the Company announced offers to acquire 51% of the outstanding common shares of C.A. La Electricidad de Caracas and Corporacion EDC, C.A. (EDC), including shares represented by American Depository Shares
(ADS), at a price of U.S. $23.50 per ADS. Each ADS represents 50 common shares. This price represents a premium of 77% over the closing price of the ADS on April 26, 2000. Offers are being made concurrently in Venezuela for 926,462,000 common shares and in the United States for 17,719,350 ADS for an aggregate consideration of $863 million. The price per common share being paid in the Venezuelan offer is U.S. $0.47, which is equivalent to the amount being paid in the U.S. offer. If more than 17,719,350 ADS and 926,426,000 common shares are tendered, and all other conditions to the offer are met, the ADS and common shares will be purchased on a pro rata basis. The offers are scheduled to expire on May 30, 2000.

     EDC publicly opposes the Company's offer and on May 11, 2000, announced a program to repurchase up to U.S. $300 million of EDC shares at a minimum price of U.S. $0.57 per share up to a maximum price of U.S. $1.00 per share. In addition, on May 11, 2000, the Venezuelan securities commission issued an order that imposes certain conditions on the Company's offers. The Company is currently reviewing the impact of this order. There can be no assurances that the EDC acquisition will be consummated.

     On April 28, 2000, the Company also announced its intention to launch a tender offer to acquire all outstanding common and preferred shares of the Brazilian generation company Companhia de Geracao de Energia Eletrica Tiete (Tiete). Tiete is a hydroelectric generation company in the state of Sao Paulo with an installed capacity of 2,644 MW. The Company currently owns 71.3% of the voting common stock and 14.0% of the preferred stock of Tiete.

     On May 10, 2000, the Company won a bid to purchase a controlling interest in a 1,580 MW Mohave Generating Station (Mohave) in Laughlin, Nevada from Southern California Edison Company and Nevada Power Company for $667 million. Mohave provides power to Phoenix, Arizona, Las Vegas, Nevada and Southern California. The acquisition is subject to approval by the FERC and the California Public Utilities Commission and review by the Nevada Public Utilities Commission. The Company will have a 70% interest in the facility upon closing. Closing is expected to occur late in the fourth quarter of 2000.

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

     In January 2000, a subsidiary of the Company acquired 59% of the outstanding preferred (non-voting) shares of Eletropaulo Metropolitana Eletricidade de Sao Paulo S.A. (Eletropaulo) for $1,087 million. These shares represent 35.5% of the total capital of Eletropaulo. The purchase price will be paid in four annual installments which began upon acquisition. Eletropaulo is an electric company serving approximately 4.5 million customers in greater Sao Paulo, Brazil. The additional investment increased the Company's direct ownership interest in Eletropaulo to approximately 66.3% percent of its preferred stock. Additionally, the Company owns a 13.8% interest in the common stock of Eletropaulo through its interest in Light Servicos de Eletricidade S.A. (Light), which owns 77.8% of the common stock of Eletropaulo. After completion of this transaction AES owns, directly and indirectly, 45.4% of Eletropaulo.

     Equity ownership percentages for these investments are presented below:


                                                  Equity Ownership At
                                               March 31,      December 31,
Affiliate                 Country                2000            1999
---------                --------------        ---------   -------------------
Cemig                    Brazil                   9.45%           9.45%
Elsta                    Netherlands             50.00           50.00
Kingston                 Canada                  50.00           50.00
Light                    Brazil                  17.68           17.68
Medway Power, Ltd.       United Kingdom          25.00           25.00
NIGEN                    United Kingdom          46.17           46.17
Northern/AES Energy      United States           50.00           50.00
OPGC                     India                   49.00           49.00
Chigen affiliates        China                   30.00           30.00


     The following table presents summarized unaudited financial information (in millions) for the equity method affiliates on a combined 100% basis.


                             Quarters Ended March 31,
                             ------------------------
                                2000         1999
                                ----         ----

Revenues                    $  1,011      $   970
Operating Income                 321          275
Net Income                       237         (521)


     On April 28, 2000, the Company announced its intent to launch a tender offer required by Brazilian law for all outstanding preferred shares of Eletropaulo, related to its purchase of preferred shares of Eletropaulo in January 2000. The offer price for the shares will be approximately $72.18 per 1,000 shares, to be paid in four annual installments commencing with a payment of 18.5% at closing. If all holders of the preferred shares elect to accept this offer, the Company would acquire 20.4% of Eletropaulo's total capital via this tender, for an aggregate price of approximately $610 million.

     On May 12, 2000, the Company announced the acquisition of 100% of Tractebel Power Ltd (TPL) for $67 million together with an obligation to repay existing debt of $15 million. TPL owns 46% of NIGEN. With the completion of this transaction, the Company will own approximately 92% of NIGEN's common stock and will begin to consolidate its operations.

5.   Litigation

     In September 1999, an appellate judge in the Minas Gerais, Brazil state court system granted a temporary injunction that suspends the effectiveness of a shareholders' agreement for Cemig. This appellate ruling suspends the shareholders' agreement while the action to determine the validity of the shareholders' agreement is litigated in the lower court.

     In early November 1999, the same appellate court judge reversed this decision and reinstated the effectiveness of the shareholders' agreement, but did not restore the super majority voting rights that benefited the Company. In February 2000, as a result of a new motion filed by the State of Minas Gerais, the appellate court reversed such modification and confirmed the temporary injunction suspending the effectiveness of the shareholders agreement.

     In March 2000, the Minas Gerais state trial court determined that the shareholders' agreement is invalid on the grounds that it violated the State of Minas Gerais constitution because it transferred control without the approval of the state's legislative assembly. The Company intends to appeal this decision, and vigorously pursue its legal rights in this matter and to restore all of its rights under the shareholders' agreement.

     On April 14, 2000, the Company received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants, which were recently acquired from NGE Generating Company. The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. The EPA is requesting information similar to that previously requested by the New York State Department of Environmental Conservation for the two plants and the Westover and Greenidge plants and from the New York State Attorney General with respect to only the Westover and Greenidge Plants. The Company is cooperating with the request and will provide the appropriate documentation.

     If the New York State Attorney General, the New York State Department of Environmental Conservation or the EPA does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these plants. The Company is unable to estimate the impact, if any, of these investigations on its financial condition or results of future operations.

     In April 2000, the United Kingdom's (UK) Office of Gas and Electricity Markets (OFGEM) referred three subsidiaries of the Company, AES Drax, AES Barry and AES Indian Queens, to the UK Competition commission as a result of these subsidiaries' refusal to agree to the insertion of a new condition into their generation licenses, known as good behavior clauses. The procedure for implementing the proposed condition required OFGEM to seek the consent of our subsidiaries to modify their generation licenses. The Company's subsidiaries refused to grant their consent because it would grant the regulator the power of arbitrarily determine whether an electric generator possessed market power. The Company intends to vigorously contest any attempt by OFGEM and the Competition Commission to require the good behavior clause to be inserted into the Company's generation licenses.

     The Company is also involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending matters is expected to have a material adverse impact on its results of operations or financial position.

6.   Comprehensive Income (Loss)

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. The components of other comprehensive income include $37 million of foreign currency translation adjustment gains and $742 million of foreign currency translation adjustment losses for the quarters ended March 31, 2000 and 1999, respectively. Comprehensive income (losses) is $211 million and $(755) million for the quarters ended March 31, 2000 and 1999, respectively.

7.   Segments

     Information about the Company's operations by segment are as follows (in millions):


                                                              Equity
                                               Gross         Earnings
                                Revenue (1)    Margin        / (Loss)
                                -----------    ------        --------

Quarter Ended March 31, 2000
Generation                         $  908       $  348       $   26
Distribution                          568           70           92
                                   ------       ------       ------
   Total                           $1,476       $  418       $  118
                                   ======       ======       ======

Quarter Ended March 31, 1999

Generation                         $  391       $  166       $   15
Distribution                          247           54         (106)
                                   ------       ------       ------
   Total                           $  638       $  220       $  (91)
                                   ======       ======       ======


(1) Intersegment revenues for the quarters ended March 31, 2000 and 1999 were $23 million and $24 million, respectively.

There have been no changes in the basis of segmentation since December 31, 1999.

8.  Subsequent Events

     On May 11, 2000, the Company announced that an underwritten offering of 10,750,000 shares of common stock (not including the underwriters' overallotment option) was priced at $74.00 per share for expected gross proceeds of $795.5 million. A private placement of trust convertible preferred securities was priced to yield 6%, with an effective conversion price of $92.50 per share.
The gross proceeds to the Company from the convertibles transaction are expected to be approximately $400 million (not including the purchasers' overallotment option). Net proceeds to the Company of the offerings are expected to be approximately $1,160 million (not including the overallotment options). The trust convertible preferred securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.

OVERVIEW

     EXISTING OPERATIONS. The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are a global power company committed to serving the world's needs for electricity in a socially responsible way. AES's electricity "generation" business consists of sales to wholesale customers (generally electric utilities, regional electric companies or wholesale commodity markets known as "power pools") for further resale to end users. AES also sells electricity directly to end-users such as commercial, industrial, governmental and residential customers through its "distribution" business.

     AES's generation business represented 62% of total revenues for the three months ended March 31, 2000 compared to 61% for the three months ended March 31, 1999. Sales within the generation business are made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates, as well as directly into power pools. The Company owns new plants constructed for such purposes ("greenfield" plants) as well as older power plants acquired through competitively bid privatization initiatives or negotiated acquisitions.

     AES's distribution business represented 38% of total revenues for the three months ended March 31, 2000 compared to 39% for the three months ended March 31, 1999. Electricity sales by AES's distribution businesses, including affiliates, are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authorities. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell.

     Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet certain milestones. At March 31, 2000, capitalized costs for projects under development and in early stage construction were approximately $72 million. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

     The Company has been actively involved in the acquisition and operation of electricity assets in countries that are restructuring and deregulating the electricity industry. Some of these acquisitions have been made from other electricity companies that have chosen to exit the electricity generation business. In such situations, sellers generally seek to complete competitive solicitations in less than one year, which is much faster than the time incurred to complete greenfield developments, and require payment in full on transfer. AES believes that its experience in competitive markets and its worldwide integrated group structure (with its significant geographic coverage and presence) enable it to react quickly and creatively in such situations.

     The financing for such acquisitions, in contrast to that for greenfield development, often must be arranged quickly and therefore may preclude the Company from arranging non-recourse project financing (the Company's historically preferred financing method, which is discussed further under "Capital Resources, Liquidity and Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999). Moreover, acquisitions that are large, that occur simultaneously with one another or those occurring simultaneously with commencing construction on several greenfield developments would potentially require the Company to obtain substantial additional financing, including both debt and equity. As a result, and in order to enhance its financial capabilities to respond to these more accelerated opportunities, on March 31, 2000 the Company executed an $850 million credit agreement which replaced its existing $600 million revolving bank loan and its existing $250 million letter of credit facility.

FIRST QUARTER 2000 AND 1999 RESULTS OF OPERATIONS

     REVENUES. Revenues increased $838 million, or 131%, to $1.48 billion for the first quarter of 2000 compared to the same period in 1999. The increase in revenues is due primarily to the acquisition of both new generation and distribution businesses, as well as from the commercial operation of Greenfield projects.

     Generation revenues increased $517 million, or 132%, to $908 million for the first quarter of 2000 compared to the same period in 1999. The increase in generation revenue is primarily due to the acquisition of new businesses including certain of the New York plants, Drax and Tiete.

     Distribution revenues increased $321 million, or 130%, to $568 million for the first quarter of 2000 compared to the same period in 1999. The increase in distribution revenue is primarily due to the acquisition of new businesses including NewEnergy, CILCORP, CESCO and EDE Este.

     GROSS MARGIN. Gross margin, which represents total revenues reduced by cost of sales, increased $199 million, or 90%, to $419 million for the first quarter of 2000 compared to the same period in 1999. Gross margin as a percentage of revenues decreased to 28% for the first quarter of 2000 from 34% for the same period in 1999. The decrease in gross margin as a percentage of revenues is due to the decline in both generation and distribution gross margins.

     The generation gross margin increased $182 million, or 110%, to $348 million for the first quarter of 2000 as compared to the same period in 1999. The generation gross margin as a percentage of revenues decreased to 38% for the first quarter of 2000 compared to 42% for the same period in 1999. The increase in gross margin is due to new acquisitions. The overall decrease in gross margins as a percentage of revenues is due primarily to lower margins at certain of our newly acquired businesses.

     The distribution gross margin increased $16 million, or 30%, to $70 million for the first quarter of 2000 as compared to the same period in 1999. The distribution gross margin as a percentage of revenues decreased to 12% for the first quarter of 2000 compared to 22% for the same period in 1999. The increase in gross margins is due to new acquisitions. The overall decrease in gross margins as a percentage of revenues is due primarily to losses at NewEnergy and CESCO, both of which were acquired in mid-1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13 million, or 81%, to $29 million for the first quarter of 2000 as compared to the same period in 1999. Selling, general and administrative costs as a percentage of revenues decreased to 2% from 3% for the first quarter of 2000. The overall increase is due to an increase in corporate overhead and an increase in business development activities.

     INTEREST EXPENSE. Interest expense increased $136 million, or 102%, to $269 million for the first quarter of 2000 as compared to the same period in 1999. Interest expense as a percentage of revenue decreased to 18% from 21% for the first quarter of 2000 as compared to the same period in 1999. Interest expense increased overall primarily due to the interest expense at new businesses, financing of asset acquisitions as well as additional corporate interest costs arising from the senior debt and convertible securities issued within the past twelve months to finance new investments.

     INTEREST AND OTHER INCOME. Interest and other income increased $12 million, or 63%, to $31 million for the first quarter of 2000 as compared to the same period in 1999. Interest and other income as a percentage of revenues decreased to 2% from 3% for the first quarter of 2000. The increase is due, in part, to an increase in interest income from additional funds available for investment as well as other income recorded during the first quarter of 2000.

     EQUITY IN EARNINGS (LOSS) OF AFFILIATES. Equity in earnings (loss) of affiliates increased $209 million, or 230%, to $118 million compared to the same period in 1999. The overall increase is a result of the increase in the equity in earnings in both generation and distribution affiliates.

     Equity in earnings of generation affiliates increased $11 million, or 73%, to $26 million for the first quarter of 2000 as compared to the same period in 1999. The increase is primarily due to the Company's investment in OPGC.
Equity in earnings of distribution affiliates increased $198 million, or 187%, to $92 million for the first quarter of 2000 as compared to the same period in 1999. The increase is due primarily to improved economic conditions in Brazil and the corresponding leveling of the valuation of the Brazilian Real. Foreign currency transactions did not have a material impact during the first quarter of 2000.

Equity in earnings of distribution affiliates included foreign currency transaction losses of $132 million in the first quarter of 1999.

     INCOME TAXES. Income taxes (including income taxes on equity in earnings) increased $77 million to $71 million for the first quarter of 2000 compared to a benefit of $(6) for the same period in 1999. The company's effective tax rate was 28% and 32% for the first quarter of 2000 and 1999, respectively. The decrease in the effective tax rate is due to the increase in earnings of certain foreign businesses which are taxed at a rate lower than the U.S. income tax rate.

     MINORITY INTEREST. Minority interest remained consistent for the first quarter of 2000 as compared to the same period in 1999. Increases from existing businesses during the first quarter of 2000 were offset by losses at newly acquired distribution businesses.

     EXTRAORDINARY ITEM. On March 31, 2000, the Company renegotiated the corporate revolving bank loan to incorporate the letter of credit facility. Since the corporate revolving bank loan was not due until December 2000, the Company wrote-off the related deferred financing costs resulting in an extraordinary item for the early extinguishment of debt of $7 million, net of tax.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

     At March 31, 2000, cash and cash equivalents totaled $822 million as compared to $669 million at December 31, 1999. The $153 million increase resulted from a use of $859 million for investing activities, which was funded by $763 of financing activities and $249 from operating activities. Significant investing activity includes the increased investments in Electropaulo, additions to property, plant and equipment as well as continued construction activities at various projects. The net source of cash from financing activities was primarily the result of project finance borrowings of $1,047 million offset, in part, by repayments on the revolver of $50 million and repayments of project finance borrowings of $202 million. Unrestricted net cash flow of the parent company for the four quarters ended March 31, 2000 totaled $387 million.

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

     In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $1,065 million in cumulative foreign currency translation adjustment losses at March 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company believes that there have been no material changes in exposure to market risks during the first quarter of 2000 set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 1999.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See discussion of litigation and other proceedings in Part I, Note 5 to the consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         In March 2000, the Connecticut Department of Public Utilities Commission approved terms of a partial prepayment of electricity by its customer Connecticut Light & Power Company.

         On April 19, 2000, the Company announced that all of the $2.6875 Term Convertible Securities, Series A, commonly referred to as TECONS, issued by AES Trust I have been called for redemption on June 14, 2000. The redemption price is 103.359% (or $51.6795 per $50 TECONS) plus accrued and unpaid distributions thereon to the redemption date ($.55 per $50 TECONS). The TECONS are convertible into common stock of the Company at any time prior to the close of business on June 13, 2000 at a conversion rate of 1.3812 shares of common stock for each TECONS (equal to a conversion price of $36.20 per share of common stock).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS.

       3.1 Sixth Amended and Restated Certificate of Incorporation of The AES Corporation is incorporated here in by reference to
               Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000 filed May 15, 2000.

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

       10.13 Amendment No.1 dated as of May 21, 1999 to the $600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as agent.

       10.14 Amendment No.2 dated as of July 27, 1999 to the $600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as agent.

       10.15 Amendment No.3 dated as of September 28, 1999 to the $600,000,000 Credit Agreement dated as of December 19, 1997 (amended and restated as of March 31, 1999) among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, and Morgan Guaranty Trust Company of New York, as agent.

       10.16 Guaranty dated as of September 30, 1999 made by AES Oklahoma Management Co., Inc., AES Hawaii Management Company, Inc., AES Southland Funding LLC, and AES Warrior Run Funding LLC in favor of the banks and the Fronting Banks party to the Credit Agreement and Morgan Guaranty Trust Company of New York, as agent.

       10.17 Letter of Credit and Reimbursement Agreement dated as of October 19, 1999 among AES, the several Banks and Financial Institutions parties thereto from time to time, the Letter of Credit Issuing Banks thereto from time to time, Union Bank of California, N.A. as Administrative Agent, Morgan Guaranty Trust Company of New York as Syndication Agent, and Bank of America, N.A. as Documentation Agent.

       10.18 Credit Agreement dated as of March 31, 2000 among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, Bank of America, N.A, as Documentation Agent, Morgan Guarantee Trust Company of New York, as Syndication Agent and Citibank, N.A., as Agent.

       11      Statement of computation of earnings per share.

       27      Financial Data Schedule.

     (b) REPORTS ON FORM 8-K.

        Registrant filed a Current Report on Form 8-K/A dated February 11, 2000 which is an amendment to Form 8-K dated November 30, 1999 containing the audited consolidated balance sheet as of November 30, 1999 for AES Drax Ltd.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE AES CORPORATION

                                             (Registrant)

Date:  May 15, 2000                          By: /s/ Barry J. Sharp
                                                 ------------------
                                             Name: Barry J. Sharp
                                             Title: Senior Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


                                                                  Sequentially
Exhibit           Description of Exhibit                          Numbered Page
-------           ----------------------                          -------------

10.18    Credit Agreement dated as of March 31, 2000 among
         AES, The Banks Listed Therein, The Fronting Banks
         Listed Therein, Bank of America,  N.A, as
         Documentation Agent, Morgan Guarantee Trust Company of
         New York, as Syndication Agent and Citibank, N.A., as
         Agent.
11       Statement of Computation of Earnings Per Share.
27       Financial Data Schedule.


                                 AES CORPORATION
                 STATEMENTS OF COMPUTATION OF EARNINGS PER SHARE
                 FOR THE PERIODS ENDING MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                             Three Months Ended
                                                       March 31, 2000  March 31, 1999
                                                       --------------  --------------
                                                   ($ in millions, except per share amounts)

BASIC

Weighted average shares outstanding                            207.1          180.6
                                                           =========     ==========
Income before extraordinary item                           $   181.4     $      (13)
Extraordinary Item                                             (7.00)            --
                                                           ---------     ----------
Net income                                                 $   174.4     $      (13)
                                                           =========     ==========
Basic earnings per share before
Extraordinary item                                         $    0.88     $    (0.07)
Extraordinary item                                             (0.03)            --
                                                           ---------      ---------
Basic earnings per share                                   $    0.85     $    (0.07)
                                                           =========     ==========
DILUTED

Weighted average number of shares of
  common stock outstanding                                     207.1          180.6

Net effect of dilutive stock options and warrants
  based on the treasury stock method using average
  market price                                                   5.0             --

Stock units allocated to the deferred compensation
plans for executives and directors                               0.2             --

Effect of tecons-based on the
if-converted method                                             15.1             --
                                                           ---------      ---------
Weighted average shares outstanding                              227          180.6
                                                           =========     ==========
Income before extraordinary item                           $   181.4      $     (13)
Additional contribution to net income if tecons
fully converted                                                  6.8             --
                                                           ---------      ---------
Adjusted net income before extraordinary item                  188.2            (13)
Extraordinary item                                                (7)
                                                           =========     ==========
Adjusted net income                                        $   181.2      $     (13)
                                                           =========     ==========
Diluted earnings per share before extraordinary item            0.83          (0.07)
Extraordinary item                                             (0.03)            --
                                                           ---------      ---------
Diluted earnings per share                                 $    0.80     $    (0.07)
                                                           =========     ==========
