Form 10-Q
period 2000-06-30
AES CORPORATION
filed 2000-08-11
CIK 874761

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                   ----------

         The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at July 31, 2000, was 456,774,338.

================================================================================

                               THE AES CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                        PAGE
                                                                                                      ----
Item 1.  Interim Financial Statements:
         Consolidated Statements of Operations...........................................................1
         Consolidated Balance Sheets.....................................................................2
         Consolidated Statements of Cash Flows...........................................................3
         Notes to Consolidated Financial Statements......................................................4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations......................................................................................9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................15
Item 2.  Changes in Securities and Use of Proceeds......................................................15
Item 3.  Defaults Upon Senior Securities................................................................15
Item 4.  Submission of Matters to a Vote of Security Holders............................................15
Item 5.  Other Information..............................................................................16
Item 6.  Exhibits and Reports on Form 8-K...............................................................16
Signatures..............................................................................................20

                               THE AES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   ---------------------       ---------------------
                                                                   6/30/00       6/30/99       6/30/00       6/30/99
                                                                   -------       -------       -------       -------
                                                                       ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
   Sales and services .......................................      $ 1,538       $   640       $ 3,014       $ 1,278

OPERATING COSTS AND EXPENSES:
   Cost of sales and services ...............................        1,203           412         2,260           830
   Selling, general and administrative expenses .............           19            15            48            31
                                                                   -------       -------       -------       -------
TOTAL OPERATING COSTS AND EXPENSES ..........................        1,222           427         2,308           861
                                                                   -------       -------       -------       -------
OPERATING INCOME ............................................          316           213           706           417

OTHER INCOME AND (EXPENSE):
   Interest expense .........................................         (313)         (143)         (582)         (276)
   Interest and other income ................................           69            12           100            31
   Equity in earnings (loss) before income tax ..............           99            37           217           (54)
                                                                   -------       -------       -------       -------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST
   AND EXTRAORDINARY ITEM ...................................          171           119           441           118

   Income tax provision .....................................           43            34           114            28
   Minority interest ........................................           17            14            35            32
                                                                   -------       -------       -------       -------
   Income before extraordinary item .........................          111            71           292            58

EXTRAORDINARY ITEM, NET OF TAX - EARLY EXTINGUISHMENT OF DEBT           --            --            (7)           --
                                                                   -------       -------       -------       -------
NET INCOME ..................................................      $   111       $    71       $   285       $    58
                                                                   =======       =======       =======       =======
BASIC EARNINGS PER SHARE:
   Before extraordinary item ................................      $  0.26       $  0.19       $  0.69       $  0.16
   Extraordinary item .......................................           --            --         (0.02)           --
                                                                   -------       -------       -------       -------
   Total ....................................................      $  0.26       $  0.19       $  0.67       $  0.16
                                                                   =======       =======       =======       =======
DILUTED EARNINGS PER SHARE:
   Before extraordinary item ................................      $  0.25       $  0.18       $  0.66       $  0.16
   Extraordinary item .......................................           --            --         (0.02)           --
                                                                   -------       -------       -------       -------
   Total ....................................................      $  0.25       $  0.18       $  0.64       $  0.16
                                                                   =======       =======       =======       =======


                 See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2000            1999
                                                                                 --------         --------
                                                                                      ($ IN MILLIONS)
                                         ASSETS
CURRENT ASSETS:

   Cash and cash equivalents ............................................        $  1,200         $    669
   Short-term investments ...............................................             190              164
   Acounts receivable (net of reserves of $128 and $104 respectively) ...           1,331              934
   Inventory ............................................................             437              307
   Receivable from affiliates ...........................................              33                2
   Deferred income taxes ................................................             289              184
   Contract receivable ..................................................             543               --
   Prepaid expenses and other current assets ............................             459              327
                                                                                 --------         --------
   Total current assets .................................................           4,482            2,587

PROPERTY, PLANT AND EQUIPMENT:
   Land .................................................................             276              216
   Electric generation and distribution assets ..........................          16,001           12,552
   Accumulated depreciation and amortization ............................            (952)            (763)
   Construction in progress .............................................           1,903            1,442
                                                                                 --------         --------
   Property, plant and equipment, net ...................................          17,228           13,447

OTHER ASSETS:
   Deferred financing costs, net ........................................             276              236
   Project development costs ............................................              93               53
   Investments in and advances to affiliates ............................           3,504            1,575
   Debt service reserves and other deposits .............................             441              328
   Electricity sales concessions and contracts, net .....................           1,158            1,056
   Goodwill, net ........................................................             802              795
   Other assets .........................................................           1,036              803
                                                                                 --------         --------
   Total other assets ...................................................           7,310            4,846
                                                                                 --------         --------
TOTAL ...................................................................        $ 29,020         $ 20,880
                                                                                 ========         ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .....................................................        $    398         $    381
   Accrued interest .....................................................             257              218
   Accrued and other liabilities ........................................           1,379              755
   Other notes payable - current portion ................................              --              335
   Project financing debt - current portion .............................           2,192              881
                                                                                 --------         --------
   Total current liabilities ............................................           4,226            2,570

LONG-TERM LIABILITIES:
   Project financing debt ...............................................          10,911            8,651
   Other notes payable ..................................................           2,617            2,167
   Deferred income taxes ................................................           2,619            1,787
   Other long-term liabilities ..........................................           1,409              602
                                                                                 --------         --------
   Total long-term liabilities ..........................................          17,556           13,207

MINORITY INTEREST .......................................................           1,720            1,148

COMPANY-OBLIGATED CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED SECURITIES
OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES           1,528            1,318

STOCKHOLDERS' EQUITY:
   Common stock .........................................................               5                2
   Additional paid-in capital ...........................................           3,781            2,617
   Retained earnings ....................................................           1,406            1,120
   Accumulated other comprehensive loss .................................          (1,202)          (1,102)
                                                                                 --------         --------
   Total stockholders' equity ...........................................           3,990            2,637
                                                                                 --------         --------
TOTAL ...................................................................        $ 29,020         $ 20,880
                                                                                 ========         ========


                 See Notes to Consolidated Financial Statements

                               THE AES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  -----------------------
                                                                                   2000            1999
                                                                                  -------         -------
                                                                                      ($ IN MILLIONS)
OPERATING ACTIVITIES:
  Net cash provided by operating activities ..............................        $   611         $   159

INVESTING ACTIVITIES:
  Property additions .....................................................           (595)           (298)
  Construction contract payment ..........................................           (291)             --
  Acquisitions, net of cash acquired .....................................         (1,517)         (1,374)
  Proceeds from the sales of assets ......................................             --             666
  Sale of short-term investments, net ....................................             20               4
  Affiliate advances and equity investments ..............................           (284)           (142)
  Project development costs ..............................................            (52)            (31)
  Increase in restricted cash ............................................            (46)             --
  Debt service reserves and other assets .................................            (43)           (190)
                                                                                  -------         -------
   Net cash used in investing activities .................................         (2,808)         (1,365)

FINANCING ACTIVITIES:
  Borrowings (repayments) under the revolver .............................            115            (173)
  Issuance of project financing debt and other coupon bearing securities .          2,361           1,469
  Repayments of project financing debt and other coupon bearing securities           (492)           (614)
  Payments for deferred financing costs ..................................            (86)            (30)
  Other liabilities ......................................................            (82)            (57)
  Minority Interest Payments .............................................             (3)             (3)
  Sales of common stock ..................................................            915             514
                                                                                  -------         -------
   Net cash provided by financing activities .............................          2,728           1,106

   Increase in cash and cash equivalents .................................            531            (100)
   Cash and cash equivalents, beginning ..................................            669             491
                                                                                  -------         -------
   Cash and cash equivalents, ending .....................................        $ 1,200         $   391
                                                                                  =======         =======
SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest ...............................................        $   521         $   221
                                                                                  =======         =======
Cash payments for income taxes ...........................................        $    10         $    24
                                                                                  =======         =======
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Liability assumed in purchase transactions ...............................        $ 2,304         $    95
                                                                                  =======         =======
Common stock issued ......................................................        $     8         $    --
                                                                                  =======         =======


                  See Notes to Consolidated Finacial Statements

                               THE AES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of The AES Corporation, its subsidiaries and controlled affiliates (the "Company" or "AES"). Intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates, over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method.

         In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the periods ended June 30, 2000 and 1999, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the consolidated financial statements, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  EARNINGS PER SHARE

         Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards "SFAS" No. 128, Earnings Per Share. The reconciliation of basic earnings per share to diluted earnings per share is shown in Exhibit 11. All share data has been adjusted for the two-for-one stock split effective June 1, 2000.

3. BUSINESS COMBINATIONS

         On June 7, 2000, pursuant to its tender offer for American Depositary Shares (ADSs), a subsidiary of the Company purchased approximately 36 million ADSs, each representing 50 shares, of C.A. La Electricidad de Caracas (EDC) and Corporacion EDC, C.A. (CEDC) at US$28.50 per ADS, representing approximately 49% of all outstanding shares. Prior to this purchase, the Company owned approximately 1.1% of the outstanding shares. On June 12, 2000, pursuant to its tender offer for all outstanding shares of EDC and CEDC, a subsidiary of the Company purchased approximately 1.1 billion shares of EDC and CEDC at US$0.57 per share. The additional purchase increased the Company's ownership interest in EDC and CEDC to approximately 73%. The total consideration paid by the Company for the shares and ADSs purchased was approximately US$1.7 billion. The acquisition was financed through a combination of cash and a nonrecourse senior bridge loan. The Company contributed approximately $2 billion of AES stock to its subsidiary in connection with the loan. Subsequently, the Company's total ownership reached approximately 87% primarily due to a stock buyback program initiated by management of EDC and CEDC in July. EDC and CEDC have interests in several distribution businesses in Venezuela, Colombia and El Salvador which serve over 2.8 million customers. In addition, EDC and CEDC operate several generation facilities in Venezuela and Colombia, which provide 3,500 MW of capacity. EDC and CEDC also hold interests in other businesses involved in telecommunications, oil and gas processing, gas distribution, security services, engineering, property and stock transfer services in Venezuela.

         In March 2000, a subsidiary of the Company acquired GeoUtilities, Inc. (GeoUtilities), an internet-based superstore which is able to offer to consumers in deregulated markets all the current choices of energy, telecom and other services from those providers that operate in their respective area, for approximately $8 million in AES common stock and an additional 94,674 shares of common stock to be paid over a two-year period upon GeoUtilities meeting specified future earnings targets.

         The table below presents supplemental unaudited pro forma operating results as if all of the acquisitions had occurred at the beginning of the periods shown (in millions, except per share amounts):

                                                          SIX MONTHS ENDED JUNE 30,
                                                            --------------------
                                                             2000         1999
                                                            ------        ------
Revenues                                                    $3,345        $2,465
Income before extraordinary items                              309           135
Net income                                                  $  302        $  135

Basic earnings per share before extraordinary item          $ 0.71        $ 0.35
Diluted earnings per share before extraordinary item        $ 0.67        $ 0.34



         The pro forma results are based upon assumptions and estimates that the Company believes are reasonable. The pro forma results do not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1999, nor are they intended to be a projection of future results. Other acquisitions, which were acquired from July 1999 through December 1999, are included in the pro forma numbers presented above as if they had occurred on January 1, 1999.

         In February 2000, a subsidiary of the Company entered into an agreement to acquire a 59% equity interest in a Hidroeletrica Alicura S.A. (Alicura) in Argentina from Southern Energy, Inc. Alicura holds the concession to operate a 1,000 MW peaking hydro facility located in the province of Neuquen, Argentina. The purchase price of approximately $205 million includes the assumption of debt obligations. Closing is expected to occur in the latter half of 2000.

         On April 28, 2000, the Company also announced its intention to launch a tender offer to acquire all outstanding common and preferred shares of the Brazilian generation company Companhia de Geracao de Energia Eletrica Tiete (Tiete). Tiete is a hydroelectric generation company in the state of Sao Paulo with an installed capacity of 2,644 MW. The Company currently owns 71.3% of the voting common stock and 14.0% of the preferred stock of Tiete, the majority of which was acquired when Tiete was privatized in October 1999. The Company expects the transaction to be completed by the middle of the fourth quarter of 2000.

          On May 10, 2000, the Company won a bid to purchase a controlling interest in the 1,580 MW Mohave Generating Station (Mohave) in Laughlin, Nevada from Southern California Edison Company and Nevada Power Company for $667 million. Mohave provides power to Phoenix, Arizona, Las Vegas, Nevada and Southern California. The acquisition is subject to approval by the FERC and the California Public Utilities Commission and review by the Nevada Public Utilities Commission. The Company will have a 70% interest in the facility upon closing. Closing is expected to occur late in the fourth quarter of 2000.

         On July 15, 2000, the Company entered into a share exchange agreement to acquire IPALCO Enterprises, Inc. (IPALCO) for $25.00 per share, or approximately $2.15 billion, plus the assumption of $890 million of debt and preferred stock, in a business combination expected to be accounted for as a pooling of interests. IPALCO is a utility holding company headquartered in Indianapolis, Indiana, whose primary subsidiary, Indianapolis Power & Light, is an integrated electric utility that owns and operates 3,000 megawatts of coal-fired generation and provides retail electric service to 433,000 customers in the greater Indianapolis area. Under the terms of the share exchange agreement, upon closing, each share of IPALCO common stock will be exchanged for a number of the Company's shares such that IPALCO shareholders will receive a fixed value of $25.00 per IPALCO share. The final exchange ratio will be determined five business days prior to closing, based upon the average daily closing prices of the Company's common stock for the preceding twenty trading days and capped at a ratio of 0.794 of the Company's shares for each IPALCO share. Upon closing, IPALCO will become a wholly-owned subsidiary of the Company. This business combination is subject to certain conditions, including receipt of the approval of IPALCO shareholders and receipt of regulatory approvals, including that of the Federal Energy Regulatory Commission and the Securities and Exchange Commission. The Company anticipates receiving all regulatory approvals and closing the business combination during early 2001.

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

         Equity ownership percentages for these investments are presented below:

                                                                EQUITY OWNERSHIP AT
                                                             JUNE 30,       DECEMBER 31,
AFFILIATE                           COUNTRY                   2000             1999
---------                           -------                   ----             ----
Cemig                               Brazil                    9.45%            9.45%
Elsta                               Netherlands              50.00            50.00
Kingston                            Canada                   50.00            50.00
Light                               Brazil                   17.68            17.68
Medway Power, Ltd.                  United Kingdom           25.00            25.00
NIGEN                               United Kingdom            n/a             46.17
Northern/AES Energy                 United States             n/a             50.00
OPGC                                India                    49.00            49.00
Chigen affiliates                   China                    30.00            30.00

                                                        SIX MONTHS ENDED
                                                   -----------------------------
                                                   6/30/00               6/30/99
                                                   -------               -------
Revenues                                           $ 2,010              $ 1,642
Operating Income                                       631                  591
Net Income (Loss)                                      395                 (381)

         Effective May 1, 2000, the Company disposed of its investment in Northern/AES Energy. The disposition of the investment did not have a material effect on the Company's financial condition or results of operations.

         On May 12, 2000, the Company completed the acquisition of 100% of Tractebel Power Ltd (TPL) for $67 million together with an obligation to repay existing debt of $15 million. TPL owns 46% of NIGEN. With the completion of this transaction, the Company owns approximately 92% of NIGEN's common stock and consolidate its financial results.

         On May 17, 2000, a subsidiary of the Company acquired an additional 5% of the preferred, non-voting shares of Eletropaulo S.A. (Eletropaulo) via a required tender offer for approximately $90 million, as a continuation of an acquisition that occurred in January 2000. In January 2000, 59% of the preferred, non-voting shares were acquired for approximately $1 billion at auction from BNDES, the National Bank of Brazil. The price established at auction, for both acquisitions, was approximately $72.18 per 1,000 shares, to be paid in four annual installments commencing with a payment of 18.5% of the total price upon closing of the transaction and installments of 25.9%, 27.1% and 28.5% of the total price to be paid annually. The Company directly and indirectly through its ownership in Light, owns approximately 46.5% of the total equity of Eletropaulo.

5.  LITIGATION

The Company is also involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

6. COMPREHENSIVE INCOME

         Comprehensive income (loss) consists of net income and foreign currency translation adjustments. It includes $137 million and $110 million of foreign currency translation adjustment losses for the quarters ended June 30, 2000 and 1999, respectively, and $100 million and $852 million for the six months ended June 30, 2000 and 1999, respectively. Comprehensive losses are $26 million and $39 million for the quarters ended June 30. 2000 and 1999, respectively. Comprehensive income is $185 million for the six months ended June 30, 2000, and comprehensive loss is $794 million for the six months ended June 30 1999.

7. SEGMENTS

         Information about the Company's operations by segment are as follows (in millions):

                                                                        EQUITY
                                                           GROSS        EARNINGS/
                                           REVENUE (1)     MARGIN        (LOSS)
                                           -----------     ------        ------
QUARTER ENDED JUNE 30, 2000
Generation                                   $  800        $  312        $    8
Distribution                                    738            23            91
                                             ------        ------        ------
   Total                                     $1,538        $  335        $   99
                                             ======        ======        ======

QUARTER ENDED JUNE 30, 1999
Generation                                   $  410        $  182        $   13
Distribution                                    230            46            24
                                             ------        ------        ------
   Total                                     $  640        $  228        $   37
                                             ======        ======        ======

SIX MONTHS ENDED JUNE 30, 2000
Generation                                   $1,715        $  660        $   34
Distribution                                  1,299            94           183
                                             ------        ------        ------
   Total                                     $3,014        $  754        $  217
                                             ======        ======        ======

SIX MONTHS ENDED JUNE 30, 1999
Generation                                   $  799        $  354        $   28
Distribution                                    479            94           (82)
                                             ------        ------        ------
   Total                                     $1,278        $  448        $  (54)
                                             ======        ======        ======


-(1) Intersegment revenues for the quarter ended June 30, 2000 and 1999 were $14 million and $21 million, respectively, and for six months ended June 30, 2000 and 1999 were $37 million and $45 million, respectively.

8. SUBSEQUENT EVENT

         On August 3, 2000, the Company announced that a subsidiary had completed a $1 billion bond offering. AES Drax Holding Limited issued L200 million of 9.07% bonds due in 2025 and $302 million of 10.41% bonds due in 2020. The dollar tranche will be swapped into sterling at an effective coupon of approximately 9.25%. AES Drax Energy Limited issued L135 million of 11.25% bonds and $200 million of 11.5% bonds due 2010. The dollar tranche will be swapped into sterling at an effective coupon of approximately 10.45%. The proceeds from the offering are being used to refinance existing outstanding bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         EXISTING OPERATIONS. The AES Corporation and its subsidiaries and affiliates (collectively "AES" or the "Company") are a global power company committed to serving the world's needs for electricity in a socially responsible way. AES's electricity "generation" business consists of sales to wholesale customers (generally electric utilities, regional electric companies or wholesale commodity markets known as "power pools") for further resale to end-users. AES also sells electricity directly to end users such as commercial, industrial, governmental and residential customers through its "distribution" business.

         AES's generation business represented 57% of total revenues for the six months ended June 30, 2000 compared to 63% for the six months ended June 30, 1999. Sales within the generation business are made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates, as well as directly into power pools. The Company owns new plants constructed for such purposes ("greenfield" plants) as well as older power plants acquired through competitively bid privatization initiatives or negotiated acquisitions.

           AES's distribution business represented 43% of total revenues for the six months ended June 30, 2000 compared to 37% for the six months ended June 30, 1999. Electricity sales by AES's distribution businesses, including affiliates, are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authorities. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell.

         Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet certain milestones. At June 30, 2000, capitalized costs for projects under development and in early stage construction were approximately $93 million. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

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

         The financing for such acquisitions, in contrast to that for greenfield development, often must be arranged quickly and therefore may preclude the Company from arranging non-recourse project financing (the Company's historically preferred financing method, which is discussed further under "Capital Resources, Liquidity and Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999). Moreover, acquisitions that are large, that occur simultaneously with one another or those occurring simultaneously with commencing construction on several greenfield developments would potentially require the Company to obtain substantial additional financing, including both debt and equity. As a result, and in order to enhance its financial capabilities to respond to these more accelerated opportunities, on March 31, 2000 the Company executed an $850 million credit agreement.

RESULTS OF OPERATIONS

         REVENUES. Revenues increased $898 million, or 140%, to $1.54 billion for the three months ended June 30, 2000 from $640 million for the three months ended June 30, 1999. Revenues increased $1.74 billion, or 136%, to $3.01 billion for the six months ended June 30, 2000 from $1.27 billion for the six months ended June 30, 1999. The increase in revenues for both the three months and the six months ended June 30, 2000 is due primarily to acquisitions of new generation and distribution businesses.

         Generation revenues increased $390 million, or 95%, to $800 million for the three months ended June 30, 2000 from $410 million for the three months ended June 30, 1999. Generation revenues increased $916 million, or 115%, to $1.71 billion for the six months ended June 30, 2000 compared to $799 million for the six months ended June 30, 1999. The increase in generation revenues for both the three months and the six months ended June 30, 2000 is due primarily to the acquisitions of the New York plants, Tiete and Drax. The percentage increase in generation revenues for the six months ended June 30, 2000 is greater than for the three months ended June 30, 2000, because the New York plants were acquired in May 1999 and provided some revenues during the three months ended June 30, 1999, and also because of the seasonality at Drax.

         Distribution revenues increased $508 million, or 221%, to $738 million for the three months ended June 30, 2000 from $230 million for the three months ended June 30, 1999. Distribution revenues increased $820 million, or 171%, to $1.30 billion for the six months ended June 30, 2000 from $479 million for the six months ended June 30, 1999. The increase in distribution revenues for both the three months and the six months ended June 30, 2000 is due primarily to the acquisitions of CILCORP, NewEnergy, EDE Este and CESCO. The acquisition of EDC during the second quarter of 2000 also contributed to the increase in distribution revenues for the three months ended June 30, 2000 and resulted in a greater percentage increase in distribution revenues for the three months ended June 30, 2000 than for the six months ended June 30, 2000.

         GROSS MARGIN. Gross margin, which represents total revenues reduced by cost of sales, increased $107 million, or 47%, to $335 million for the three months ended June 30, 2000 from $228 million for the three months ended June 30, 1999. Gross margin as a percentage of revenues decreased to 22% for the three months ended June 30, 2000 from 36% for the three months ended June 30, 1999. Gross margin increased $306 million, or 68%, to $754 million for the six months ended June 30, 2000 from $448 million for the six months ended June 30, 1999. Gross margin as a percentage of revenues decreased to 25% for the six months ended June 30, 2000 from 35% for the six months ended June 30, 1999. The decrease in gross margin as a percentage of revenues for both the three and the six months ended June 30, 2000 is due mainly to lower gross margins at newly acquired distribution companies.

         The generation gross margin increased $130 million, or 71%, to $312 million for the three months ended June 30, 2000 from $182 million for the three months ended June 30, 1999. The generation gross margin as a percentage of revenues decreased to 39% for the three months ended June 30, 2000 from 44% for the three months ended June 30, 1999. The generation gross margin increased $306 million, or 86%, to $660 million for the six months ended June 30, 2000 from $354 million for the six months ended June 30, 1999. The generation gross margin as a percentage of revenues decreased to 38% for the six months ended June 30, 2000 from 44% for the six months ended June 30, 1999. The overall increase in generation gross margin is due primarily to new acquisitions. The decrease in gross margin as a percentage of revenues is due primarily to lower gross margins at certain of the generation businesses in Asia. In the second quarter of 1999, the gross margin as a percentage of revenues was favorably impacted by the settlement with the government of Kazakhstan which resulted in a reduction in the provision to reduce contract receivables.

         The distribution gross margin decreased $23 million, or 50%, to $23 million for the three months ended June 30, 2000 from $46 million for the three months ended June 30, 1999. The distribution gross margin as a percentage of revenues decreased to 3% for the three months ended June 30, 2000 from 20% for the three months ended June 30, 1999. The significant decrease in distribution gross margin is due primarily to losses at NewEnergy and EDE Este, both of which were acquired in the third quarter of 1999. The decrease in distribution margin as a percentage of revenues is due to the losses at NewEnergy and EDE Este, and lower gross margins at certain other newly acquired distribution companies. The distribution gross margin was $94 million for both the six months ended June 30, 2000 and the six months ended June 30, 1999. The distribution gross margin as a percentage of revenues decreased to 7% for the six months ended June 30, 2000 from 20% for the six months ended June 30, 1999. The decrease in distribution gross margin as a percentage of revenue is due to losses at NewEnergy, EDE Este and CESCO.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4 million, or 27%, to $19 million for the three months ended June 30, 2000 from $15 million for the three months ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 1% for the three months ended June 30, 2000 and were 2% for the three months ended June 30, 1999. Selling, general and administrative expenses increased $17 million, or 55%, to $48 million for the six months ended June 30, 2000 from $31 million for the six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 2% for both the six months ended June 30, 2000 and the six months ended June 30, 1999. The overall increase in selling, general and administrative expenses during both the three and the six months ended June 30, 2000 is due to increased development activities.

         INTEREST EXPENSE. Interest Expense increased $170 million, or 119%, to $313 million for the three months ended June 30, 2000 from $143 million for the three months ended June 30, 1999. Interest expense as a percentage of revenues was 20% for the three months ended June 30, 2000 and 22% for the three months ended June 30, 1999. Interest expense increased $306 million, or 111%, to $582 million for the six months ended June 30, 2000 from $276 million for the six months ended June 30, 1999. Interest expense as a percentage of revenues was 19% for the six months ended June 30, 2000 and 22% for the six months ended June 30, 1999. Interest expense increased due to increased project financing for new businesses and asset acquisitions, as well as from additional corporate interest from debt issued to finance new investments.

         INTEREST AND OTHER INCOME. Interest and other income increased $57 million, or 475%, to $69 million for the three months ended June 30, 2000 from $12 million for the three months ended June 30, 1999. Interest and other income as a percentage of revenues was 4% for the three months ended June 30, 2000 and was 2% for the three months ended June 30, 1999. Interest and other income increased $69 million, or 223%, to $100 million for the six months ended June 30, 2000 from $31 million for the six months ended June 30, 1999. Interest and other income as a percentage of revenues was 3% for the six months ended June 30, 2000 and was 2% for the six months ended June 30, 1999. The increase in interest income accounted for 90% of the total increase for the three months ended June 30, 2000 and 82% of the total increase for the six months ended June 30, 2000. Foreign exchange gains and gains from asset sales comprise other income.

         EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates (before income taxes) increased $62 million, or 168%, to $99 million for the three months ended June 30, 2000 from $37 million for the three months ended June 30, 1999. The increase in equity in earnings is due to the increase in equity in earnings from distribution affiliates offset by a slight decrease in equity in earnings from generation affiliates. Equity in earnings of affiliates (before income taxes) increased $271 million to $217 million for the six months ended June 30, 2000 from a loss of $54 million for the six months ended June 30, 1999. The loss for the six months ended June 30, 1999 includes $144 million of foreign currency transaction losses from distribution affiliates in Brazil.

         Equity in earnings of generation affiliates decreased $5 million, or 38%, to $8 million for the three months ended June 30, 2000 from $13 million for the three months ended June 30, 1999. The decrease in equity in earnings of generation affiliates is due primarily to the acquisition of a controlling interest in NIGEN which was previously reported as an equity investment, as well as a slight decrease in the contribution from OPGC. Equity in earnings of generation affiliates increased $6 million, or 21%, to $34 million for the six months ended June 30, 2000 from $28 million for the six months ended June 30, 1999.

         Equity in earnings of distribution affiliates increased $67 million, or 279%, to $91 million for the three months ended June 30, 2000 from $24 million for the three months ended June 30, 1999. The increase in equity in earnings of distribution affiliates is due to improved economic conditions in Brazil which resulted in greater contributions from Eletropaulo and CEMIG. Equity in earnings of distribution affiliates increased $265 million to $183 million for the six months ended June 30, 2000 from a loss of $82 million for the six months ended June 30, 1999. Equity in earnings of distribution affiliates included $6 million of foreign currency transaction losses in Brazil during the six months ended June 30, 2000 and $144 million of foreign currency transaction losses in Brazil during the six months ended June 30, 1999.

         INCOME TAX PROVISION. The provision for income taxes increased $9 million, or 26%, to $43 million for the three months ended June 30, 2000 from $34 million for the three months ended June 30, 1999. The provision for income taxes increased $86 million, or 307%, to $114 million for the six months ended June 30, 2000 from $28 million for the six months ended June 30, 1999. The Company's effective tax rate was 28% for all periods in 2000 and was 32% for all periods in 1999. The decrease in the effective tax rate is due to the increase in earnings of certain foreign businesses which are taxed at a rate lower than the U.S. income tax rate.

         MINORITY INTEREST. Minority interest increased $3 million, or 21%, to $17 million for the three months ended June 30, 2000 from $14 million for the three months ended June 30, 1999. During the three months ended June 30, 2000, both generation and distribution minority interest increased slightly. Minority interest increased $3 million, or 9%, to $35 million for the six months ended June 30, 2000 from $32 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, the increase in generation minority interest was offset by a decrease in distribution minority interest.

         Generation minority interest increased $2 million, or 22%, to $11 million for the three months ended June 30, 2000 from $9 million for the three months ended June 30, 1999. Generation minority interest increased $6 million, or 32%, to $25 million for the six months ended June 30, 2000 from $19 million for the six months ended June 30, 1999. The increase in generation minority interest is due primarily to increased contributions from generation businesses in South America.

         Distribution minority interest increased $1 million, or 20%, to $6 million for the three months ended June 30, 2000 from $5 million for the three months ended June 30, 1999. During the three months ended June 30, 2000, increases in distribution minority interest at EDC and CEMIG were offset by losses at EDE Este and CESCO. Distribution minority interest decreased $3 million, or 23%, to $10 million for the six months ended June 30, 2000 from $13 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, the losses at EDE Este and CESCO were greater than the increases at EDC and CEMIG, because EDC was not acquired until late in the second quarter of 2000.

         EXTRAORDINARY ITEM. During the six months ended June 30, 2000, the Company renegotiated the corporate revolving bank loan to incorporate the letter of credit facility. Since the corporate revolving bank loan was not due until December 2000, the Company wrote-off the related deferred financing costs resulting in an extraordinary item for the early extinguishments of debt of $7 million, net of tax.

         NET INCOME. Net income increased $40 million, or 56%, to $111 million for the three months ended June 30, 2000 from $71 million for the three months ended June 30, 1999. The increase in net income during the three months ended June 30, 2000 is due to the increase in income from generation businesses offset by an increase in corporate interest. Income from distribution businesses remained fairly constant during the three months ended June 30, 2000 and the three months ended June 30, 1999. Net income increased $227 million, or 391%, to $285 million for the six months ended June 30, 2000 from $58 million for the six months ended June 30, 1999. The increase in net income during the six months ended June 30, 2000 is due to increases in income from both generation and distribution businesses. The Company recorded $100 million (after income taxes) of foreign currency transaction losses during the six months ended June 30, 1999.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

         At June 30, 2000, cash and cash equivalents totaled approximately $1.2 billion, as compared to $669 million at December 31, 1999. The $531 million increase resulted from funding of $611 million from operating activities and $2.73 billion from financing activities offset by a use of $2.81 billion for investing activities. Significant investing activity includes the acquisition of EDC, additions to property, plant and equipment as well as continued development activities at various projects. The net source of cash from financing activities was primarily the result of project finance borrowings of $2.4 billion and proceeds from the issuance of common stock of $915 million, offset by repayments of project finance borrowings of $492 million. Unrestricted net cash flow of the parent company for the four quarters ended June 30, 2000 totaled approximately $501 million.

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

         In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $1.2 billion in cumulative foreign currency translation adjustment losses at June 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The company believes that there have been no material changes in exposure to market risks during the second quarter of 2000 from those set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 1999.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See discussion of litigation and other proceedings in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company declared a stock split, payable in the form of a dividend, paid on June 1, 2000 to stockholders of record on May 1, 2000.

         On May 11, 2000, the Company issued 24,725,000 shares of Common Stock, par value $.01 per share, at a price per share of $37.1875, for net proceeds of approximately $890 million, and a subsidiary of the Company issued 9,200,000 $3.00 trust convertible preferred securities for net proceeds of approximately $441 million. The proceeds for these offerings were used to (1) fund all or a portion of the purchase price of certain acquisitions, (2) fund all or a portion of certain tender offers, and (3) for general corporate purposes. All numbers have been adjusted for the 2-for-1 stock split and to account for the exercise of the underwriters' overallotment option.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of stockholders on April 18, 2000. The following matters were decided by a vote of the stockholders.

Election of Directors

         NOMINEE                    FOR                       AGAINST/ABSTAIN
         -------                    ---                       ---------------
Roger W. Sant                       170,746,486               1,253,659
Dennis W. Bakke                     159,784,870               12,215,275
Alice F. Emerson                    170,807,388               1,192,757
Robert Hemphill                     166,661,927               5,338,218
Frank Jungers                       170,797,961               1,202,184
John McArthur                       170,798,100               1,202,045
Hazel O'Leary                       170,728,241               1,271,904
Thomas I. Unterberg                 164,857,040               7,143,105
Robert Waterman                     170,813,169               1,186,976

Ratification of Certified Independent Accountants

         FOR                        AGAINST                   ABSTAIN
         ---                        -------                   -------
     171,517,338                    39,965                    442,842

Proposal to Amend Restated Certificate of Incorporation

         FOR                        AGAINST                   ABSTAIN
         ---                        -------                   -------
     156,453,327                    15,075,363                471,455

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

         10.18 Credit Agreement dated as of March 31, 2000 among AES, The Banks Listed Therein, The Fronting Banks Listed Therein, Bank of America, N.A., as Documentation Agent, Morgan Guarantee Trust Company of New York, as Syndication Agent and Citibank, N.A., as Agent.

         11       Statement of Computation of Earnings Per Share.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K.

         Registrant filed a Current Report on Form 8-K dated May 8, 2000 relating to the Company's results of operations for the quarter ended March 31, 2000.

         Registrant filed a Current Report on Form 8-K filed May 12, 2000 relating to the pricing of securities offerings of Common Stock and trust convertible preferred securities.

         Registrant filed a Current Report on Form 8-K on June 21, 2000 relating to the indirect acquisition by the Company of C.A. La Electricidad de Caracas.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE AES CORPORATION
                                            (REGISTRANT)

Date:  August 11, 2000                      By: /s/ BARRY J. SHARP
                                                ------------------
                                            Name: Barry J. Sharp
                                            Title: Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

                                                                      SEQUENTIALLY
EXHIBIT                        DESCRIPTION OF EXHIBIT                   NUMBERED
                                                                          PAGE
11              Statement of Computation of Earnings Per Share.
27              Financial Data Schedule.