Form 10-K/A
period 1999-12-31
AES CORPORATION
filed 2000-09-07
CIK 874761

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K/A
         (Amendment No. 1 to Form 10-K as amended on September 7, 2000)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

                                 ---------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(3)      EXHIBITS.

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


Date:  September 7, 2000                       THE AES CORPORATION
                                               (Company)


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


SIGNATURE                               TITLE                                                    DATE
---------                               -----                                                    ----
* /s/ Roger W. Sant                      Chairman of the Board                                    September 7, 2000
-------------------
(Roger W. Sant)

/s/ Dennis W. Bakke                      President, Chief Executive Officer (principal
-------------------                      executive officer) and Director                          September 7, 2000
(Dennis W. Bakke)

* /s/ Hazel R. O'Leary                   Director                                                 September 7, 2000
----------------------
(Hazel R. O'Leary)

* /s/ Dr. Alice F. Emerson               Director                                                 September 7, 2000
--------------------------
(Dr. Alice F. Emerson)

* /s/ Robert F. Hemphill, Jr.            Director                                                 September 7, 2000
-----------------------------
(Robert F. Hemphill, Jr.)

* /s/ Frank Jungers                      Director                                                 September 7, 2000
-------------------
(Frank Jungers)

* /s/ John H. McArthur                   Director                                                 September 7, 2000
----------------------
(John H. McArthur)

* /s/ Thomas I. Unterberg                Director                                                 September 7, 2000
-------------------------
(Thomas I. Unterberg)

* /s/ Robert H. Waterman, Jr.            Director                                                 September 7, 2000
-----------------------------
(Robert H. Waterman, Jr.)

/s/ Barry J. Sharp                       Senior Vice President and Chief Financial Officer
------------------                       (principal financial and accounting officer)             September 7, 2000
(Barry J. Sharp)

                                    By:  * /s/ William R. Luraschi                                September 7, 2000
                                         ---------------------------
                                         Attorney-in-Fact