Form 10-Q
period 2000-09-30
AES CORPORATION
filed 2000-11-14
CIK 874761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19281

                            ------------------------

                              THE AES CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     54-1163725
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  1001 NORTH 19TH STREET, ARLINGTON,                          22209
               VIRGINIA                                     (Zip Code)
    (Address of Principal Executive
               Offices)

                                 (703) 522-1315
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            ------------------------

    The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at October 31, 2000, was 458,601,795.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              THE AES CORPORATION

                                     INDEX

                                                                         PAGE
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Interim Financial Statements:
         Consolidated Statements of Operations.......................      1
         Consolidated Balance Sheets.................................      2
         Consolidated Statements of Cash Flows.......................      3
         Notes to Consolidated Financial Statements..................      4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     12
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     18
Item 2.  Changes in Securities and Use of Proceeds...................     18
Item 3.  Defaults Upon Senior Securities.............................     18
Item 4.  Submission of Matters to a Vote of Security Holders.........     18
Item 5.  Other Information...........................................     18
Item 6.  Exhibits and Reports on Form 8-K............................     18
Signatures...........................................................     23

                              THE AES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          ---------------------   ---------------------
                                                          9/30/2000   9/30/1999   9/30/2000   9/30/1999
                                                          ---------   ---------   ---------   ---------
                                                            ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Sales and services....................................   $1,761       $ 847      $4,775      $2,125
OPERATING COSTS AND EXPENSES:
  Cost of sales and services............................    1,308         609       3,568       1,439
  Selling, general and administrative expenses..........       21          13          69          44
                                                           ------       -----      ------      ------
TOTAL OPERATING COSTS AND EXPENSES......................    1,329         622       3,637       1,483
                                                           ------       -----      ------      ------
OPERATING INCOME........................................      432         225       1,138         642
OTHER INCOME AND (EXPENSE):
  Interest expense......................................     (365)       (141)       (947)       (417)
  Interest and other income.............................       48          15         148          46
  Equity in earnings (loss) before income tax...........      103          (3)        320         (57)
                                                           ------       -----      ------      ------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
  EXTRAORDINARY ITEM....................................      218          96         659         214
  Income tax provision..................................       52          27         166          55
  Minority interest.....................................       32          11          66          43
                                                           ------       -----      ------      ------
  Income before extraordinary item......................      134          58         427         116
EXTRAORDINARY ITEM, NET OF TAX--EARLY EXTINGUISHMENT OF
  DEBT..................................................       --          --          (7)         --
                                                           ------       -----      ------      ------
NET INCOME..............................................   $  134       $  58      $  420      $  116
                                                           ======       =====      ======      ======
BASIC EARNINGS PER SHARE:
  Before extraordinary item.............................   $ 0.29       $0.15      $ 0.99      $ 0.31
  Extraordinary item....................................       --          --       (0.02)         --
                                                           ------       -----      ------      ------
  Total.................................................   $ 0.29       $0.15      $ 0.97      $ 0.31
                                                           ======       =====      ======      ======
DILUTED EARNINGS PER SHARE:
  Before extraordinary item.............................   $ 0.29       $0.15      $ 0.95      $ 0.30
  Extraordinary item....................................       --          --       (0.02)         --
                                                           ------       -----      ------      ------
  Total.................................................   $ 0.29       $0.15      $ 0.93      $ 0.30
                                                           ======       =====      ======      ======

                See Notes to Consolidated Financial Statements.

                              THE AES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $ 1,106        $   669
  Short-term investments....................................         286            164
  Accounts receivable (net of reserves of $186 and $104
    respectively)...........................................       1,363            934
  Inventory.................................................         505            307
  Receivable from affiliates................................          37              2
  Deferred income taxes.....................................         331            184
  Contract receivable.......................................         543             --
  Prepaid expenses and other current assets.................         599            327
                                                                 -------        -------
  Total current assets......................................       4,770          2,587
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................         262            216
  Electric generation and distribution assets...............      15,353         12,552
  Accumulated depreciation and amortization.................      (1,061)          (763)
  Construction in progress..................................       2,453          1,442
                                                                 -------        -------
  Property, plant and equipment, net........................      17,007         13,447
OTHER ASSETS:
  Deferred financing costs, net.............................         309            236
  Project development costs.................................          98             53
  Investments in and advances to affiliates.................       3,562          1,575
  Debt service reserves and other deposits..................         492            328
  Electricity sales concessions and contracts, net..........       1,254          1,056
  Goodwill, net.............................................         953            795
  Other assets..............................................       1,025            803
                                                                 -------        -------
  Total other assets........................................       7,693          4,846
                                                                 -------        -------
TOTAL.......................................................     $29,470        $20,880
                                                                 =======        =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................     $   594        $   381
  Accrued interest..........................................         427            218
  Accrued and other liabilities.............................       1,123            755
  Other notes payable--current portion......................          --            335
  Project financing debt--current portion...................       2,118            881
                                                                 -------        -------
  Total current liabilities.................................       4,262          2,570
LONG-TERM LIABILITIES:
  Project financing debt....................................      11,153          8,651
  Other notes payable.......................................       3,294          2,167
  Deferred income taxes.....................................       2,373          1,787
  Other long-term liabilities...............................       1,453            602
                                                                 -------        -------
  Total long-term liabilities...............................      18,273         13,207
MINORITY INTEREST...........................................       1,401          1,148
COMPANY-OBLIGATED CONVERTIBLE MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY
  JUNIOR SUBORDINATED DEBENTURES OF AES.....................       1,528          1,318
STOCKHOLDERS' EQUITY:
  Common stock..............................................           5              2
  Additional paid-in capital................................       3,788          2,617
  Retained earnings.........................................       1,541          1,120
  Accumulated other comprehensive loss......................      (1,328)        (1,102)
                                                                 -------        -------
  Total stockholders' equity................................       4,006          2,637
                                                                 -------        -------
TOTAL.......................................................     $29,470        $20,880
                                                                 =======        =======

                See Notes to Consolidated Financial Statements.

                              THE AES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
OPERATING ACTIVITIES:
  Net cash provided by operating activities.................  $   309    $   343
INVESTING ACTIVITIES:
  Property additions........................................   (1,355)      (641)
  Acquisitions, net of cash acquired........................   (1,517)    (1,439)
  Proceeds from the sales of assets.........................       13        666
  Sales/purchases of short-term investments, net............       25        (14)
  Affiliate advances and equity investments.................     (288)      (142)
  Project development costs.................................      (85)       (44)
  Increase in restricted cash...............................     (144)        --
  Debt service reserves and other assets....................      (94)      (123)
                                                              -------    -------
  Net cash used in investing activities.....................   (3,445)    (1,737)
FINANCING ACTIVITIES:
  Borrowings (repayments) under the revolver................      (55)       (91)
  Issuance of project financing debt and other coupon
    bearing securities......................................    4,974      1,947
  Repayments of project financing debt and other coupon
    bearing securities......................................   (1,931)      (706)
  Payments for deferred financing costs.....................     (110)       (12)
  Payment of other liabilities..............................     (210)       (40)
  Minority interest payments................................      (16)        (7)
  Sales of common stock.....................................      921        514
                                                              -------    -------
  Net cash provided by financing activities.................    3,573      1,605
  Increase in cash and cash equivalents.....................      437        211
  Cash and cash equivalents, beginning......................      669        491
                                                              -------    -------
  Cash and cash equivalents, ending.........................  $ 1,106    $   702
                                                              =======    =======
SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest..................................  $   748    $   326
                                                              =======    =======
Cash payments for income taxes..............................  $    37    $    53
                                                              =======    =======
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Liabilities assumed in purchase transactions................  $ 2,508    $   201
                                                              =======    =======
Common stock issued.........................................  $     8    $    49
                                                              =======    =======

                 See Notes to Consolidated Finacial Statements.

                              THE AES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of The AES Corporation, its subsidiaries and controlled affiliates (the Company or AES). Intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates, over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method.

    In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the periods ended September 30, 2000 and 1999, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year. The financial statements are unaudited and should be read in conjunction with the consolidated financial statements, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133 to require implementation of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000.

    SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives (including derivatives embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses in fair value to offset related results of the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 cannot be applied retroactively and must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS No. 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1997 or (3) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998.

    AES is in the process of quantifying the effect on the financial statements of adopting SFAS No. 133. The impact of adopting SFAS No. 133 may be significantly affected by certain implementation issues that are due for discussion at the December 2000 meeting of the Derivatives Implementation Group. The final adoption could increase volatility in earnings. AES has completed a comprehensive inventory of all derivatives that will be subject to the accounting prescribed in SFAS No. 133. Additionally, the Company has finalized its risk management and accounting policies required to qualify appropriate derivatives for hedge accounting treatment under SFAS No. 133.

                              THE AES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

2. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--an Amendment of FASB Statement No. 133." SFAS No. 138 expands the "normal purchase and sale" exemption under SFAS
No. 133. This amendment places a majority of the Company's normal physical energy purchases and sales outside of the scope of SFAS No. 133.

    AES does utilize interest rate swaps and options to reduce fluctuations in financial performance against the risk of fluctuations in interest rates, where appropriate. Additionally, AES utilizes foreign currency swaps and forward agreements to limit foreign exchange rate exposure on certain underlying monetary assets and liabilities. AES also utilizes commodity futures contracts, options and swaps in certain of our businesses to reduce market or price risk. With respect to these instruments, AES believes that it has implemented procedures to formally designate and document hedge accounting relationships, when applicable, in accordance with the hedge accounting provisions in SFAS
No. 133.

3. EARNINGS PER SHARE

    Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with SFAS No. 128, Earnings Per Share.

    The reconciliation of basic earnings per share to diluted earnings per share is shown below. All share data has been adjusted for the two-for-one stock split effective June 1, 2000.

                                                                         QUARTER ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------------------
                                                                    2000                             1999
                                                       ------------------------------   ------------------------------
                                                                  WEIGHTED                         WEIGHTED
                                                         NET      AVERAGE                 NET      AVERAGE
                                                        INCOME     SHARES      EPS       INCOME     SHARES      EPS
                                                       --------   --------   --------   --------   --------   --------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per share:
Income before extraordinary item.....................    $134       456       $0.29       $58        384       $0.15
Effect of assumed conversion of dilutive securities:
  Options............................................      --         9          --        --          8          --
  Warrants...........................................      --         1          --        --          2          --
  Deferred Compensation Plan.........................      --         1          --        --         --          --
  Debt Securities....................................      --        16          --        --         --          --
Interest savings from conversion of Debt
  Securities.........................................       4        --          --        --         --          --
                                                         ----       ---       -----       ---        ---       -----
Dilutive earnings per share:.........................    $138       483       $0.29       $58        394       $0.15
                                                         ====       ===       =====       ===        ===       =====

                              THE AES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

3. EARNINGS PER SHARE (CONTINUED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------------------
                                                                    2000                             1999
                                                       ------------------------------   ------------------------------
                                                                  WEIGHTED                         WEIGHTED
                                                         NET      AVERAGE                 NET      AVERAGE
                                                        INCOME     SHARES      EPS       INCOME     SHARES      EPS
                                                       --------   --------   --------   --------   --------   --------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per share:
Income before extraordinary item.....................    $427       433       $0.99       $116       374       $0.31
Effect of assumed conversion of dilutive securities:
  Options............................................      --         9          --         --         7          --
  Warrants...........................................      --         2          --         --         2          --
  Deferred Compensation Plan.........................      --         1          --         --        --          --
  Debt Securities....................................      --        24          --         --        --          --
Interest savings from conversion of debt
  securities.........................................      17        --          --         --        --          --
                                                         ----       ---       -----       ----       ---       -----
Dilutive earnings per share:.........................    $444       469       $0.95       $116       383       $0.30
                                                         ====       ===       =====       ====       ===       =====

4. BUSINESS COMBINATIONS

    On August 28, 2000, a subsidiary of the Company completed the acquisition of a 59% equity interest in a Hidroelectrica Alicura S.A. (Alicura) in Argentina from Southern Energy, Inc. and its partners. Alicura holds the concession to operate a 1,000 MW peaking hydro facility located in the province of Neuquen, Argentina. The purchase price of approximately $205 million includes the assumption of debt obligations.

    On June 7, 2000, pursuant to its tender offer for American Depositary Shares
(ADSs), a subsidiary of the Company purchased approximately 36 million ADSs, each representing 50 shares, of C.A. La Electricidad de Caracas and Corporacion EDC, C.A. (together, EDC) at US$28.50 per ADS, and on June 12, 2000, pursuant to its tender offer for all outstanding shares of EDC, a subsidiary of the Company purchased approximately 1.1 billion shares of EDC at US$0.57 per share. The purchases brought the Company's ownership interest in EDC to approximately 73%. Subsequently, the Company's total ownership reached approximately 87% primarily due to a stock buyback program initiated by management of EDC in July. EDC has interests in several distribution businesses in Venezuela, Colombia and El Salvador, which serve over 2.8 million customers. In addition, EDC operates several generation facilities in Venezuela and Colombia, which provide 3,500 MW of capacity. EDC also holds interests in other businesses involved in telecommunications, oil and gas processing, gas distribution, security services, engineering, property and stock transfer services in Venezuela.

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

                              THE AES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

4. BUSINESS COMBINATIONS (CONTINUED)
    The table below presents supplemental unaudited pro forma operating results as if all of the acquisitions had occurred at the beginning of the periods shown (in millions, except per share amounts):

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................   $5,133     $3,757
Income before extraordinary item............................   $  446     $  238
Net income..................................................   $  439     $  238
Basic earnings per share before extraordinary item..........   $ 1.00     $ 0.61
Diluted earnings per share before extraordinary item........   $ 0.96     $ 0.59

    The pro forma results are based upon assumptions and estimates that the Company believes are reasonable. The pro forma results do not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1999, nor are they intended to be a projection of future results. Other acquisitions, which were acquired from October 1999 through December 1999, are included in the pro forma numbers presented above as if they had occurred on January 1, 1999.

PENDING BUSINESS COMBINATIONS

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

    On May 10, 2000, the Company won a bid to purchase a controlling interest in the 1,580 MW Mohave Generating Station (Mohave) in Laughlin, Nevada from Southern California Edison Company and Nevada Power Company for $667 million. Mohave provides power to Phoenix, Arizona, Las Vegas, Nevada and Southern California. The acquisition remains subject to certain approvals by the Federal Energy Regulatory Commission (FERC), the U.S. Department of Justice and the California Public Utilities Commission (CPUC). The timing for the receipt of the CPUC approval has been delayed because of current uncertainty surrounding the regulation of the California electricity markets.

    On July 15, 2000, the Company entered into a share exchange agreement to acquire IPALCO Enterprises, Inc. (IPALCO) for $25.00 per share, or approximately $2.15 billion, plus the assumption of $890 million of debt and preferred stock, in a business combination expected to be accounted for as a pooling of interests. IPALCO is a utility holding company headquartered in Indianapolis, Indiana, whose primary subsidiary, Indianapolis Power & Light, is an integrated electric utility that owns and operates 3,000 megawatts of coal-fired generation and provides retail electric service to 433,000 customers in the greater Indianapolis area. Under the terms of the share exchange agreement, upon closing, each share of IPALCO common stock will be exchanged for a number of the Company's shares such that IPALCO

                              THE AES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

4. BUSINESS COMBINATIONS (CONTINUED)
shareholders will receive a fixed value of $25.00 per IPALCO share. The final exchange ratio will be determined five business days prior to closing, based upon the average daily closing prices of the Company's common stock for the preceding twenty trading days and capped at a ratio of 0.794 of the Company's shares for each IPALCO share. Upon closing, IPALCO will become a wholly-owned subsidiary of the Company. This business combination is subject to certain conditions, including the receipt of certain regulatory approvals. The Company anticipates receiving all regulatory approvals and closing the business combination during early 2001.

    On October 4, 2000, a subsidiary of the Company completed the acquisition of Reliant Energy International's interest in El Salvador Energy Holdings, S.A.
(ESEH), which owns three distribution companies in El Salvador. The three distribution companies, Compania de Alumbrado Electrico de San Salvador, S.A. de C.V. (CAESS), Empresa Electrica de Oriente, S.A. de C.V. (EEO) and Distribuidora Electrica de Usulutan, S.A. De C.V. (DEUSEM) serve 3.5 million people, approximately 60 percent of the population of El Salvador, including the capital city of San Salvador. Through the purchase of Reliant Energy International's ownership interest, the Company owns a controlling interest in the three distribution companies.

    On November 3, 2000, the Company announced its intention to make an offer to acquire all outstanding Gener S.A. American Depository shares (ADSs) in exchange for AES common stock having a value of US$16 per ADS and that it has commenced in Chile an offer to acquire 3,466,600,000 Gener shares at the Chilean Peso equivalent of US$0.235294118 per share in cash. The shares to be acquired in the Chilean offer represent in the aggregate approximately 75% of the current outstanding Gener shares not including Gener shares represented by ADS. The price per Gener share pursuant to the two offers is equivalent given that each Gener ADS represents 68 Gener shares. Based on the reported number of Gener ADSs outstanding, the aggregate consideration to be paid pursuant to the U.S. and Chilean offers is approximately US$1.056 billion.

5. INVESTMENTS IN AND ADVANCES TO AFFILIATES

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

    On May 12, 2000, the Company completed the acquisition of 100% of Tractebel Power Ltd (TPL) for $67 million together with an obligation to repay existing debt of $15 million. TPL owns 46% of NIGEN. With the completion of this transaction, the Company owns approximately 92% of NIGEN's common stock and consolidates its financial results.

                              THE AES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

5. INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED)
    On May 17, 2000, a subsidiary of the Company acquired an additional 5% of the preferred, non-voting shares of Eletropaulo S.A. (Eletropaulo) via a required tender offer for approximately $90 million, as a continuation of an acquisition that occurred in January 2000. In January 2000, 59% of the preferred, non-voting shares were acquired for approximately $1 billion at auction from BNDES, the National Development Bank of Brazil. The price established at auction, for both acquisitions, was approximately $72.18 per 1,000 shares, to be paid in four annual installments commencing with a payment of 18.5% of the total price upon closing of the transaction and installments of 25.9%, 27.1% and 28.5% of the total price to be paid annually. The Company directly and indirectly through its ownership in Light, owns approximately 46.5% of the total equity of Eletropaulo.

    The following table presents summarized unaudited financial information (in millions) for the equity method affiliates on a combined 100% basis.

                                                                  NINE MONTHS
                                                                     ENDED
                                                              -------------------
                                                              9/30/00    9/30/99
                                                              --------   --------
Revenues....................................................   $2,894     $2,461
Operating Income............................................      894        781
Net Income (Loss)...........................................      473       (381)

    Equity ownership percentages for these investments are presented below:

                                           EQUITY OWNERSHIP AT
                                       ----------------------------
                                       SEPTEMBER 30,   DECEMBER 31,
     AFFILIATE           COUNTRY           2000            1999
-------------------  ---------------   -------------   ------------
Cemig                Brazil                 9.45%           9.45%
Elsta                Netherlands           50.00           50.00
Kingston             Canada                50.00           50.00
Light                Brazil                17.68           17.68
Medway Power, Ltd.   United Kingdom        25.00           25.00
NIGEN                United Kingdom          n/a           46.17
Northern/AES Energy  United States           n/a           50.00
OPGC                 India                 49.00           49.00
Chigen affiliates    China                 30.00           30.00

    On October 2, 2000, the Company announced an agreement with EDF International S.A. (EDF) to jointly acquire the 11.68% interest in Light, which is held by two subsidiaries of Reliant Energy for $430 million. Pursuant to the agreement, AES will purchase approximately 30% of the shares while EDF will purchase the remainder. Closing of the transaction will follow the receipt of certain consents and approvals from Brazilian regulatory authorities. The sale is expected to close by the end of 2000.

                              THE AES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

6. LITIGATION

    The Company is also involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending litigation is expected to have a material adverse effect on its results of operations or financial position.

7. COMPREHENSIVE INCOME

    Comprehensive income (loss) consists of net income and foreign currency translation adjustments. It includes $126 million and $119 million of foreign currency translation adjustment losses for the quarters ended September 30, 2000 and 1999, respectively, and $226 million and $971 million for the nine months ended September 30, 2000 and 1999, respectively. Comprehensive income is $8 million for the quarter ended September 30, 2000 and comprehensive loss is $61 million for the quarter ended September 30, 1999. Comprehensive income is $194 million for the nine months ended September 30, 2000, and comprehensive loss is $855 million for the nine months ended September 30, 1999.

8. SEGMENTS

    Information about the Company's operations by segment are as follows (in millions):

                                                                                       EQUITY
                                                                            GROSS     EARNINGS/
                                                              REVENUE(1)    MARGIN     (LOSS)
                                                              ----------   --------   ---------
QUARTER ENDED SEPTEMBER 30, 2000
Generation..................................................    $  894      $  342      $  3
Distribution................................................       867         111       100
                                                                ------      ------      ----
  Total.....................................................    $1,761      $  453      $103
                                                                ======      ======      ====

QUARTER ENDED SEPTEMBER 30, 1999
Generation..................................................    $  534      $  198      $ 10
Distribution................................................       313          40       (13)
                                                                ------      ------      ----
  Total.....................................................    $  847      $  238      $ (3)
                                                                ======      ======      ====

NINE MONTHS ENDED SEPTEMBER 30, 2000
Generation..................................................    $2,602      $1,005      $ 38
Distribution................................................     2,173         202       282
                                                                ------      ------      ----
  Total.....................................................    $4,775      $1,207      $320
                                                                ======      ======      ====

NINE MONTHS ENDED SEPTEMBER 30, 1999
Generation..................................................    $1,339      $  552      $ 36
Distribution................................................       786         134       (93)
                                                                ------      ------      ----
  Total.....................................................    $2,125      $  686      $(57)
                                                                ======      ======      ====

------------------------

(1) Intersegment revenues for the quarter ended September 30, 2000 and 1999 were $24 million and $23 million, respectively, and for nine months ended September 30, 2000 and 1999 were $61 million and $68 million, respectively.

                              THE AES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

9. SUBSEQUENT EVENT

    On November 7, 2000, the Company announced plans to redeem all of the outstanding $2.75 Term Convertible Securities, Series B (TECONS B) on
December 15, 2000. The redemption price is 103.438% plus accrued interest and unpaid distributions thereon to the redemption date. The TECONS B are convertible into common stock of the Company at any time prior to the close of business on December 14, 2000 at a conversion ratio of 1.7828 shares of AES common stock for each TECON B with a liquidation value of $50. The effective conversion price on the TECONS B is $28.05. The Company believes that most holders of TECONS B will exercise their option to convert such securities into common stock prior to the close of business on December 14, 2000 as long as the market price of the Company's stock remains above the effective conversion price of the securities. There can be no assurances that the security holders will exercise their right to convert to common shares of the Company.

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

    AES's generation business represented 51% of total revenues for the nine months ended September 30, 2000 compared to 63% for the nine months ended September 30, 1999. Sales within the generation business are made under long-term contracts from power plants owned by the Company's subsidiaries, as well as directly into power pools. The Company owns new plants constructed for such purposes ("greenfield" plants) as well as older power plants acquired through competitively bid privatization initiatives or negotiated acquisitions.

    AES's distribution business represented 49% of total revenues for the nine months ended September 30, 2000 compared to 37% for the nine months ended September 30, 1999. Electricity sales by AES's distribution businesses, including affiliates, are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authorities or pursuant to the regulatory environment in which the entity operates. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell.

    Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or termination of the power sales contract as a result of a failure to meet certain milestones. At
September 30, 2000, capitalized costs for projects under development and in early stage construction were approximately $98 million. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

    The Company has been actively involved in the acquisition and operation of electricity assets in countries that are restructuring and deregulating the electricity industry. Some of these acquisitions have been made from other electricity companies that have chosen to exit the electricity generation business. In such situations, sellers generally seek to complete competitive solicitations in less than one year, which is much faster than the time incurred to complete greenfield developments, and require payment in full on transfer. AES believes that its experience in competitive markets and its worldwide-integrated group structure (with its significant geographic coverage and presence) enable it to react quickly and creatively in such situations. The Company strives for operating excellence as a key element of its strategy, which it believes it accomplishes by minimizing organizational layers and maximizing company-wide participation in decision-making. In meeting these goals, the Company may from time to time implement restructuring and severance plans, which may have a material impact on results of operations in the period in which the plan is implemented. The Company also believes that control of its businesses is an important requirement for implementing the Company's philosophy and business strategy, and it will actively seek to acquire control or divest of its interest in those businesses it does not currently control. To the extent the Company decides to divest its interest in businesses, such transactions may result in a gain or loss. The Company continues to evaluate its strategy as it relates to certain businesses in the U.S., South America and Asia.

    The financing of such acquisitions, in contrast to that for greenfield development, often must be arranged quickly and therefore may preclude the Company from arranging non-recourse project financing (the Company's historically preferred financing method, which is discussed further under "Capital Resources, Liquidity and Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999). Moreover, acquisitions that are large, that occur simultaneously with one another or those occurring simultaneously with commencing construction on several greenfield developments would potentially require the Company to obtain substantial additional financing, including both debt and equity. As a result, and in order to enhance its financial capabilities to respond to these more accelerated opportunities, on March 31, 2000 the Company executed an $850 million credit agreement.

    In the United States, the Company is currently operating or constructing 8 generation plants representing approximately 7,000 MWs that use natural gas to make electricity. Five of these plants representing approximately 5,500 MWs have entered into tolling agreements wherein the Company converts the natural gas supplied by a third party into electricity for their use in return for a fixed payment. Therefore, the Company's results of operations from these plants should not be materially adversely impacted due to changes in the natural gas prices.

    As a result of the current shortage of electricity in California, the generating facilities of one of our subsidiaries (AES Southland) has operated at substantially higher than expected capacity factors for most of 2000. The Company believes that these higher than expected capacity factors may cause AES Southland to exceed its annual inventory of nitrogen oxide (NOx) air emission allocations. Due to the extreme electricity shortage in California, AES Southland may continue to run some or all of its units or it may curtail generation. In either situation, this will impact AES Southland's ability to generate electricity until new allowances are received in January 2001. Because of these exceedances, AES Southland may receive a notice of violation from the South Coast Air Quality Management District (SCAQMD) for violation of its rules. AES Southland could contest this notice of violation through the California state court system. However, if unsuccessful, the notice of violation could result in the imposition of fines, penalties and the requirements to install pollution control equipment. AES Southland is currently in discussions with SCAQMD about this situation to determine a mutually agreeable resolution; however, no assurance can be given that an acceptable resolution will be negotiated or that AES Southland will not incur substantially increased operating or capital costs.

    On August 22, 2000, as part of a wide ranging investigation into wholesale electricity prices in California, all electric generating facilities in the state, including the Company and its subsidiaries, were served with requests for production of documents from the California Public Utilities Commission (CPUC) requesting information about their facilities generating and bidding behavior. The Company is responding to the CPUC's document request.

    In August 2000, the Federal Energy Regulatory Commission (FERC) announced an investigation into the national wholesale power markets, particularly the California market, to determine whether there has been anti-competitive activity by wholesale electricity generators and power marketers. In connection therewith, subsidiaries of AES have received a request to produce certain information. Pursuant to this investigation, on November 1, 2000, the FERC issued an order proposing new regulations for California's wholesale power market. These proposals include: (i) eliminating the requirement that the California investor owned utilities buy all of their generation from the California Power Exchange; and (ii) imposing a $150 per Megawatt Hour price cap on all short term energy and energy related products, with provisions for generators to receive more than $150 in certain circumstances.

    The FERC proposal rejected requests by the CPUC and others to require electricity sellers to refund amounts representing profits from selling electricity during high price periods as well as requests to impose regulated tariffs upon generators based upon their verifiable cost of generation.

    The FERC expects to issue a final order on November 22, 2000. During its hearing, the FERC indicated certain aspects of the proposed order may be changed. As currently drafted, the Company does not expect the new regulations to adversely affect its results of operations.

RESULTS OF OPERATIONS

    REVENUES. Revenues increased $913 million, or 108%, to $1.76 billion for the three months ended September 30, 2000 from $847 million for the three months ended September 30, 1999. Revenues increased $2.65 billion, or 124%, to
$4.78 billion for the nine months ended September 30, 2000 from $2.13 billion for the nine months ended September 30, 1999. The increase in revenues for both the three months and the nine months ended September 30, 2000 is due primarily to acquisitions of new generation and distribution businesses.

    Generation revenues increased $360 million, or 67%, to $894 million for the three months ended September 30, 2000 from $534 million for the three months ended September 30, 1999. Generation revenues increased $1.26 billion, or 94%, to $2.60 billion for the nine months ended September 30, 2000 compared to $1.34 billion for the nine months ended September 30, 1999. The increase in generation revenues for both the three months and the nine months ended September 30, 2000 is due primarily to the acquisitions of Tiete and Drax and the start of commercial operations at Warrior Run and Merida III. The percentage increase in generation revenues for the nine months ended September 30, 2000 is greater than for the three months ended September 30, 2000, because of the seasonality at Southland, Drax and the New York plants during the three months ended September 30, 2000.

    Distribution revenues increased $554 million, or 177%, to $867 million for the three months ended September 30, 2000 from $313 million for the three months ended September 30, 1999. Distribution revenues increased $1.38 billion, or 176%, to $2.17 billion for the nine months ended September 30, 2000 from $786 million for the nine months ended September 30, 1999. The increase in distribution revenues for both the three months and the nine months ended September 30, 2000 is due primarily to the acquisitions of EDC, CILCORP, NewEnergy, EDE Este and CESCO.

    GROSS MARGIN. Gross margin, which represents total revenues reduced by cost of sales, increased $215 million, or 90%, to $453 million for the three months ended September 30, 2000 from $238 million for the three months ended
September 30, 1999. Gross margin as a percentage of revenues decreased to 26% for the three months ended September 30, 2000 from 28% for the three months ended September 30, 1999. Gross margin increased $524 million, or 76%, to $1.21 billion for the nine months ended September 30, 2000 from $686 million for the nine months ended September 30, 1999. Gross margin as a percentage of revenues decreased to 25% for the nine months ended September 30, 2000 from 32% for the nine months ended September 30, 1999. Existing businesses accounted for 25% and 9% of the increase in gross margin with the remainder from acquisitions of new businesses for the three and nine months ended September 30, 2000, respectively. The decrease in gross margin as a percentage of revenues for the three and nine months ended September 30, 2000 is due mainly to lower gross margins at newly acquired distribution companies.

    The generation gross margin increased $144 million, or 73%, to $342 million for the three months ended September 30, 2000 from $198 million for the three months ended September 30, 1999. The generation gross margin as a percentage of revenues remained constant at 38% for the three months ended September 30, 2000 and 37% for the three months ended September 30, 1999. The overall increase in generation gross margin is due primarily to new acquisitions. The generation gross margin increased $458 million, or 83%, to $1.01 billion for the nine months ended September 30, 2000 from $552 million for the nine months ended September 30, 1999. The generation gross margin as a percentage of revenues decreased to 39% for the nine months ended September 30, 2000 from 41% for the nine months ended September 30, 1999. The decrease in the generation gross margin as a percentage of revenue for the nine months ended September 30, 2000 is due primarily to lower gross margins at certain of the generation businesses in Asia.

    The distribution gross margin increased $71 million, or 178%, to $111 million for the three months ended September 30, 2000 from $40 million for the three months ended September 30, 1999. The distribution gross margin as a percentage of revenues remained constant at 13% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in distribution gross margin is due primarily to the acquisitions of CILCORP and EDC offset slightly by losses at EDE Este and New Energy. The distribution gross margin increased $68 million, or 51%, to $202 million for the nine months ended September 30, 2000 from $134 million for the nine months ended September 30, 1999. The distribution gross margin as a percentage of revenues decreased to 9% for the nine months ended September 30, 2000 from 17% for the nine months ended September 30, 1999. The decrease in distribution gross margin as a percentage of revenue for the nine months ended September 30, 2000 is due to losses at NewEnergy, EDE Este and CESCO.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $8 million, or 62%, to $21 million for the three months ended September 30, 2000 from $13 million for the three months ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 1% for the three months ended September 30, 2000 and were 2% for the three months ended September 30, 1999. Selling, general and administrative expenses increased $25 million, or 57%, to $69 million for the nine months ended September 30, 2000 from $44 million for the nine months ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 1% for the nine months ended September 30, 2000 and 2% the nine months ended September 30, 1999. The overall increase in selling, general and administrative expenses during both the three and the nine months ended September 30, 2000 is due to increased development activities.

    INTEREST EXPENSE.  Interest Expense increased $224 million, or 159%, to
$365 million for the three months ended September 30, 2000 from $141 million for the three months ended September 30, 1999. Interest expense as a percentage of revenues was 21% for the three months ended September 30, 2000 and 17% for the three months ended September 30, 1999. Interest expense increased $530 million, or 127%, to $947 million for the nine months ended September 30, 2000 from $417 million for the nine months ended September 30, 1999. Interest expense as a percentage of revenues was 20% for both the nine months ended September 30, 2000 and 1999. Interest expense increased due to increased project financing for new businesses and asset acquisitions, as well as from additional corporate interest from debt issued to finance new investments.

    INTEREST AND OTHER INCOME.  Interest and other income increased
$33 million, or 220%, to $48 million for the three months ended September 30, 2000 from $15 million for the three months ended September 30, 1999. Interest and other income as a percentage of revenues was 3% for the three months ended September 30, 2000 and was 2% for the three months ended September 30, 1999. Interest and other income increased $102 million, or 222%, to $148 million for the nine months ended September 30, 2000 from $46 million for the nine months ended September 30, 1999. Interest and other income as a percentage of revenues was 3% for the nine months ended September 30, 2000 and was 2% for the nine months ended September 30, 1999. The increase in interest income accounted for 64% of the total increase for the three months ended September 30, 2000 and 72% of the total increase for the nine months ended September 30, 2000. Foreign exchange gains and gains from asset sales comprise other income.

    EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates (before income taxes) increased $106 million to $103 million for the three months ended September 30, 2000 from a loss of $3 million for the three months ended September 30, 1999. Equity in earnings of affiliates (before income taxes) increased $377 million to $320 million for the nine months ended September 30, 2000 from a loss of $57 million for the nine months ended September 30, 1999. The increase in equity in earnings is due to the increase in equity in earnings from distribution affiliates offset by a slight decrease in equity in earnings from generation affiliates for the nine months ended September 30, 2000. The loss for the nine months ended September 30, 1999 includes $198 million of foreign currency transaction losses from distribution affiliates in Brazil.

    Equity in earnings of generation affiliates decreased $7 million, or 70%, to $3 million for the three months ended September 30, 2000 from $10 million for the three months ended September 30, 1999. The decrease in equity in earnings of generation affiliates is due primarily to the acquisition of a controlling interest in NIGEN, which was previously reported as an equity investment, as well as a slight decrease in the contribution from Elsta and Medway. Equity in earnings of generation affiliates increased $2 million, or 6%, to $38 million for the nine months ended September 30, 2000 from $36 million for the nine months ended September 30, 1999.

    Equity in earnings of distribution affiliates increased $113 million to $100 million for the three months ended September 30, 2000 from a loss of $13 million for the three months ended September 30, 1999. Equity in earnings of distribution affiliates increased $375 million to $282 million for the nine months ended September 30, 2000 from a loss of $93 million for the nine months ended September 30, 1999. The increase in equity in earnings of distribution affiliates is due to an additional ownership in Eletropaulo and improved economic conditions in Brazil, which resulted in greater contributions from Eletropaulo and CEMIG for both the three and nine months ended September 30, 2000. Equity in earnings of distribution affiliates includes $27 million of foreign currency transaction losses in Brazil during the nine months ended September 30, 2000 and $198 million of foreign currency transaction losses in Brazil during the nine months ended September 30, 1999. The Brazilian Real/U.S. Dollar exchange rate at September 30, 2000 and December 31, 1999 was 1.8437 and 1.789, respectively. Further devaluation in the Brazilian Real will reduce the equity in earnings of distribution affiliates and result in additional foreign currency transaction losses.

    INCOME TAX PROVISION.  The provision for income taxes increased
$25 million, or 93%, to $52 million for the three months ended September 30, 2000 from $27 million for the three months ended September 30, 1999. The provision for income taxes increased $111 million, or 202%, to $166 million for the nine months ended September 30, 2000 from $55 million for the nine months ended September 30, 1999. The Company's effective tax rate was 28% for all periods in 2000 and was 32% for all periods in 1999. The decrease in the effective tax rate is due to the increase in earnings of certain foreign businesses which are taxed at a rate lower than the U.S. income tax rate.

    MINORITY INTEREST. Minority interest increased $21 million, or 191%, to $32 million for the three months ended September 30, 2000 from $11 million for the three months ended September 30, 1999. Minority interest increased
$23 million, or 53%, to $66 million for the nine months ended September 30, 2000 from $43 million for the nine months ended September 30, 1999. During the three and nine months ended September 30, 2000, both the generation and distribution minority interest increased.

    Generation minority interest increased $13 million, or 118%, to $24 million for the three months ended September 30, 2000 from $11 million for the three months ended September 30, 1999. Generation minority interest increased
$18 million, or 58%, to $49 million for the nine months ended September 30, 2000 from $31 million for the nine months ended September 30, 1999. The increase in generation minority interest is due primarily to increased contributions from generation businesses in South America.

    Distribution minority interest increased $7 million for the three months ended September 30, 2000 from less than $1 million for the three months ended September 30, 1999. Distribution minority interest increased $5 million, or 42%, to $17 million for the nine months ended September 30, 2000 from $12 million for the nine months ended September 30, 1999. During the three and nine months ended September 30, 2000, the increases in distribution minority interest at EDC and Cemig were offset by losses at Eden/Edes, Edelap, EDE Este and CESCO.

    EXTRAORDINARY ITEM. During the nine months ended September 30, 2000, the Company renegotiated the corporate revolving bank loan to incorporate the letter of credit facility. Since the corporate revolving bank loan was not due until December 2000, the Company wrote-off the related deferred financing costs resulting in an extraordinary item for the early extinguishments of debt of $7 million, net of tax.

    NET INCOME. Net income increased $76 million, or 131%, to $134 million for the three months ended September 30, 2000 from $58 million for the three months ended September 30, 1999. The increase in net income during the three months ended September 30, 2000 is due to the increase in income from generation businesses offset by an increase in corporate interest. Income from distribution businesses remained fairly constant during the three months ended September 30, 2000 and the three months ended September 30, 1999. Net income increased
$304 million, or 262%, to $420 million for the nine months ended September 30, 2000 from $116 million for the nine months ended September 30, 1999. The increase in net income during the nine months ended September 30, 2000 is due to increases in income from both generation and distribution businesses. The Company recorded $141 million (after income taxes) of foreign currency transaction losses during the nine months ended September 30, 1999.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

    At September 30, 2000, cash and cash equivalents totaled approximately
$1.1 billion, as compared to $669 million at December 31, 1999. The
$437 million increase resulted from $309 million of cash provided by operating activities and $3.6 billion of cash provided from financing activities offset by a use of $3.4 billion for investing activities. Significant investing activities includes the acquisition of EDC, additions to property, plant and equipment as well as continued development activities at various projects. The net cash provided from financing activities was primarily the result of project finance borrowings of $5.0 billion, the issuance of $850 million, 9 3/8% Senior Notes, Due 2010 and proceeds from the issuance of common stock of $921 million, offset by repayments of project finance borrowings of $1.9 billion. Parent EBITDA and the related fixed charge ratio for the four quarters ended September 30, 2000 were $593 million and approximately 3.04x, respectively.

    At September 30, 2000, the Company had approximately $2.1 billion outstanding in current debt, which is non-recourse in nature. Current debt is comprised of balances representing deferred purchase price obligations, normal amortization of longer-term debt, financings obtained in areas where long-term financing is not available due to sovereign risk and amounts whereby the business has chosen to use short-term financing over long-term options. It is anticipated that all of these obligations will be met through cash flow from normal operations, refinancing obtained by the respective subsidiary or payment by the parent company from cash flow from subsidiaries, future debt and/or equity transactions. The Company anticipates it will be able to meet its future funding obligations however; there can be no assurances that the necessary transactions will occur to ensure all obligations are met. Also there can be no assurances that any debt raised or refinanced will be obtained at interest rates as favorable as those currently held.

    Weighted average shares outstanding have increased during the year due to current year equity issuances and due to direct issuances to meet purchase obligations. Since these issuances have been made throughout the year, there have been gradual increases in our weighted average shares outstanding for the first three quarters of 2000, and the Company expects the trend to continue. Therefore, the sum of earnings per share for each of the individual quarters may not add up to the earnings per share reported for the entire year due to differing weighted average share calculations in each period.

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

    In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $1.3 billion in cumulative foreign currency translation adjustment losses at September 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The company believes that there have been no material changes in exposure to market risks during the third quarter of 2000 from those set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See discussion of litigation and other proceedings in all of the Company's previously filed reports on Form 10-K, Form 10-Q or Form 8-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

 27     Financial Data Schedule.

    (b) REPORTS ON FORM 8-K.

    Registrant filed a Current Report on Form 8-K dated July 27, 2000 relating to the Company's acquisition of IPALCO Enterprises, Inc.

    Registrant filed a Current Report on Form 8-K dated July 28, 2000 relating to the Company's results of operations for the quarter ended June 30, 2000.

    Registrant filed a Current Report on Form 8-K/A dated August 18, 2000, which is an amendment to Form 8-K dated June 7, 2000, containing the audited and pro forma financial statements for C.A. La Electricidad de Caracas.

    Registrant filed a Current Report on Form 8-K dated September 1, 2000 relating to the acquisitions of Hidroelectrica Alicura and CAESS/EEO/DEUSEM, potential contingencies relating to Nox allowances at the Southland plants and a Notice of Violation received by two of the New York plants.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       THE AES CORPORATION
                                                       (Registrant)

                                                       By:  /s/ BARRY J. SHARP
                                                            -----------------------------------------
                                                            Name: Barry J. Sharp
                                                            Title: Senior Vice President and
                                                                 Chief Financial Officer
Date: November 14, 2000

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
EXHIBIT                                    DESCRIPTION OF EXHIBIT                     NUMBERED PAGE
-------                                    ----------------------                     -------------
         27             Financial Data Schedule.....................................