Form 10-K/A
period 2000-12-31
AES CORPORATION
filed 2001-03-28
CIK 874761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

The sole purpose of this Amendment No. 1 is to correct certain typographical errors that appeared on the signature page of the Form 10-K as originally filed on March 27, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001

THE AES CORPORATION (Company)
By:	/s/ DENNIS W. BAKKE Name: Dennis W. Bakke Title: President

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

* (Roger W. Sant)	Chairman of the Board	March 28, 2001
* (Dennis W. Bakke)	President, Chief Executive Officer (principal executive officer) and Director	March 28, 2001
* (Hazel R. O'Leary)	Director	March 28, 2001
* (Dr. Alice F. Emerson)	Director	March 28, 2001
* (Robert F. Hemphill, Jr.)	Director	March 28, 2001
* (Frank Jungers)	Director	March 28, 2001
* (John H. McArthur)	Director	March 28, 2001

* (Thomas I. Unterberg)	Director	March 28, 2001
* (Robert H. Waterman, Jr.)	Director	March 28, 2001
* (Barry J. Sharp)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 28, 2001
*By:	/s/ WILLIAM R. LURASCHI
	Attorney-in-fact	March 28, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
SIGNATURES