Form 10-Q
period 2001-03-31
AES CORPORATION
filed 2001-05-15
CIK 874761

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                                   (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19281


                               THE AES CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          54-1163725
         (State or Other Jurisdiction             (I.R.S. Employer
             of Incorporation or                 Identification No.)
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

                            ------------------------

         The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at May 1, 2001, was 532,074,637.

================================================================================

                               THE AES CORPORATION
                                      INDEX

                                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements:
         Consolidated Statements of Operations                                                           1
         Consolidated Balance Sheets                                                                     2
         Consolidated Statements of Cash Flows                                                           4
         Notes to Consolidated Financial Statements                                                      5
Item 2.  Discussion and Analysis of Financial Condition and Results of Operations                       11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     17


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              18
Item 2.  Changes in Securities and Use of Proceeds                                                      18
Item 3.  Defaults Upon Senior Securities                                                                18
Item 4.  Submission of Matters to a Vote of Security Holders                                            18
Item 5.  Other Information                                                                              18
Item 6.  Exhibits and Reports on Form 8-K                                                               18
Signatures                                                                                              20

                               THE AES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                               March 31, 2001      March 31, 2000
                                                             -------------------  ------------------
                                                             (in millions, except per share amounts)

Revenues                                                      $           2,545          $    1,696
Cost of sales                                                            (1,921)             (1,220)
Selling, general and administrative expenses                                (22)                (29)
Interest expense, net                                                      (350)               (264)
Other (expense) income                                                      (13)                 12
Equity in earnings before income tax                                         50                 118
Gain on sale of investment                                                    -                 112
Severance and transaction costs                                             (94)                  -
                                                             -------------------  ------------------

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                                                       195                 425

Income tax provision                                                         57                 133
Minority interest                                                            32                  18
                                                             -------------------  ------------------

INCOME BEFORE EXTRAORDINARY ITEM                                            106                 274

Extraordinary item, net of tax-early
extinguishment of debt                                                        -                 (7)
                                                             -------------------  ------------------

NET INCOME                                                           $      106           $     267
                                                             ===================  ==================

BASIC EARNINGS PER SHARE:
Before extraordinary item                                            $     0.20          $     0.60
Extraordinary item                                                            -               (0.01)
                                                             -------------------  ------------------
Total                                                                $     0.20          $     0.59
                                                             ===================  ==================

DILUTED EARNINGS PER SHARE:
Before extraordinary item                                            $     0.20          $     0.57
Extraordinary item                                                            -               (0.01)
                                                             -------------------  ------------------
Total                                                                $     0.20          $     0.56
                                                             ===================  ==================



                 See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                                  March 31, 2001         December 31, 2000
                                                                               ---------------------   -----------------------
                                                                                              ($ in millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                             $       1,830             $         950
Short-term investments                                                                          382                     1,297
Accounts receivable, net of reserves of
  $209 and $203, respectively                                                                 1,527                     1,564
Inventory                                                                                       498                       571
Receivable from affiliates                                                                       30                        27
Prepaid expenses and other current assets                                                       662                     1,375
                                                                               ---------------------   -----------------------
Total current assets                                                                          4,929                     5,784

PROPERTY, PLANT AND EQUIPMENT:
Land                                                                                            670                       657
Electric generation and distribution assets                                                  19,950                    18,627
Accumulated depreciation and amortization                                                    (2,797)                   (2,651)
Construction in progress                                                                      3,175                     2,874
                                                                               ---------------------   -----------------------

Property, plant and equipment, net                                                           20,998                    19,507

OTHER ASSETS:
Deferred financing costs, net                                                                   428                       381
Project development costs                                                                       149                       114
Investments in and advances to affiliates                                                     3,525                     3,122
Debt service reserves and other deposits                                                        442                       517
Excess of cost over net assets acquired, net                                                  2,859                     2,307
Other assets                                                                                  2,258                     1,306
                                                                               ---------------------   -----------------------
Total other assets                                                                            9,661                     7,747
                                                                               ---------------------   -----------------------

TOTAL                                                                                 $      35,588            $       33,038
                                                                               =====================   =======================


                 See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

                                                                                       March 31, 2001      December 31, 2000
                                                                                      -----------------   ---------------------
                                                                                                  ($ in millions)
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                            $      690            $        833
Accrued interest                                                                                   433                     417
Accrued and other liabilities                                                                    1,407                   1,318
Non-recourse debt - current portion                                                              2,796                   2,471
                                                                                      -----------------   ---------------------

Total current liabilities                                                                        5,326                   5,039

LONG-TERM LIABILITIES:
Non-recourse debt                                                                               13,541                  12,863
Recourse debt                                                                                    4,479                   3,458
Deferred income taxes                                                                            2,044                   1,863
Other long-term liabilities                                                                      1,767                   1,603
                                                                                      -----------------   ---------------------

Total long-term liabilities                                                                     21,831                  19,787

MINORITY INTEREST                                                                                1,422                   1,442

COMPANY-OBLIGATED CONVERTIBLE MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
    SOLELY JUNIOR SUBORDINATED DEBENTURES OF AES                                                 1,228                   1,228


STOCKHOLDERS' EQUITY:
Common stock                                                                                         5                       5
Additional paid-in capital                                                                       5,194                   5,172
Retained earnings                                                                                2,642                   2,551
Accumulated other comprehensive loss                                                            (2,060)                 (1,679)
Treasury Stock, at cost                                                                              -                    (507)
                                                                                      -----------------   ---------------------
Total stockholders' equity                                                                       5,781                   5,542
                                                                                      -----------------   ---------------------
TOTAL                                                                                      $    35,588           $      33,038
                                                                                      =================   =====================

                 See Notes to Consolidated Financial Statements.

                             THE AES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
                                 (Unaudited)

                                                                                                THREE MONTHS ENDED
                                                                                          March 31, 2001     March 31, 2000
                                                                                         ---------------    --------------
                                                                                               ($ in millions)
OPERATING ACTIVITIES:
Net cash provided by operating activities                                                  $     876           $    341

INVESTING ACTIVITIES:
  Property additions                                                                            (767)              (307)
  Construction contract payment                                                                    -               (291)
  Acquisitions, net of cash acquired                                                          (1,013)                 -
  Purchase of short-term investments, net                                                        (64)                (2)
  Proceeds from sale of available-for-sale securities                                              -                113
  Affiliate advances and equity investments                                                     (115)              (256)
  Project development costs                                                                      (35)               (21)
  Debt service reserves and other assets                                                       1,063                 (2)
                                                                                         ---------------    --------------
Net cash used in investing activities                                                           (931)              (766)

FINANCING ACTIVITIES:
  Borrowings (repayments) under the revolver, net                                                300                (50)
  Issuance of non-recourse debt and other coupon bearing securities                              958              1,055
  Repayments of non-recourse debt and other coupon bearing securities                           (209)              (360)
  Payments for deferred financing costs                                                          (53)               (31)
  Repayment of other liabilities                                                                 (76)               (29)
  Proceeds from sale of common stock                                                              18                  8
  Dividends paid                                                                                 (15)               (13)
  Distributions to minority interests                                                             (3)                (4)
  Contributions by minority interests                                                             15                 22
                                                                                         ---------------    --------------
Net cash provided by financing activities                                                        935                598
Increase in cash and cash equivalents                                                            880                173
Cash and cash equivalents, beginning of period                                                   950                693
                                                                                         ---------------    --------------
Cash and cash equivalents, end of peiod                                                     $  1,830          $     866
                                                                                         ===============    ==============
SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest                                                                  $    400          $     187
                                                                                         ===============    ==============
Cash payments for (refunds received from) income taxes                                      $     60          $      (2)
                                                                                         ===============    ==============
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Liabilities is incurred in connection with the acquisition of Eletropaulo
  preferred shares                                                                          $    725          $     886
                                                                                         ===============    ==============

Common stock issued for acquisition                                                         $    511          $       -
                                                                                         ===============    ==============



                 See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

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

         As more fully discussed in Note 4, during March 2001, the Company entered into a business combination with IPALCO Enterprises, Inc. ("IPALCO"). The business combination has been accounted for as pooling of interests, and the historical consolidated financial statements of the Company for all periods presented have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of IPALCO.

         In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2001 and 2000, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements, which are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Foreign Currency Devaluation

     During the first quarter of 2001, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.96 at December 31, 2000 to 2.15 at March 31, 2001. This devaluation resulted in significant foreign currency translation and transaction losses during the first quarter of 2001. The Company recorded non-cash foreign currency transaction losses at its Brazilian affiliates of approximately $59 million after income taxes, or $0.11 per share, for the first quarter of 2001.

3.  Earnings Per Share

         Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE".

         The reconciliation of basic earnings per share to diluted earnings per share is shown below. All share data has been adjusted for the two-for-one stock split effective June 1, 2000.

QUARTER ENDED MARCH 31,                                                 2001                                 2000
                                                          ------------------------------------------------------------------------
                                                                       Weighted                             Weighted
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                      Net       Average                   Net        Average
                                                            Income      Shares      EPS        Income        Shares         EPS
                                                          ------------------------------------------------------------------------
Basic earnings per share:
Income before extraordinary item ..................         $ 106       $ 531       $0.20         274          454       $   0.60
Effect of assumed conversion of dilutive
securities ........................................
  Options .........................................            --           7          --          --            8          (0.01)
  Warrants ........................................            --          --          --          --            2             --
  Deferred Compensation Plan ......................            --          --          --          --            1             --
  Debt Securities .................................            --                      --          --           30          (0.04)
Interest savings from conversion of Debt Securities            --          --          --           7           --           0.02
                                                          ------------------------------------------------------------------------
Dilutive earnings per share: ......................         $ 106         538       $0.20       $ 281          495       $   0.57
                                                          ========================================================================

4.  Business Combinations

         The only significant business combinations completed during the three-month periods ended March 31, 2001 was IPALCO. There have been other acquisitions completed by the Company, including Gener S.A., which are not individually or in the aggregate considered significant.

     POOLING OF INTERESTS

         On March 27, 2001, AES completed its merger with IPALCO through a share exchange transaction in accordance with the Agreement and Plan of Share Exchange dated July 15, 2000, between AES and IPALCO, and IPALCO became a wholly-owned subsidiary of AES. The Company accounted for the combination as a pooling of interests. Each of the outstanding shares of IPALCO common stock was converted into the right to receive 0.463 shares of AES common stock. The Company issued approximately 41.5 million shares of AES common stock. The consideration consisted of newly issued shares of AES common stock. IPALCO is an Indianapolis-based utility with 3,000 MW of generation and 433,000 customers in and around Indianapolis.

         The Company issued approximately 346,000 options for the purchase of AES common stock in exchange for IPALCO outstanding options using the exchange ratio. All unvested IPALCO options became vested pursuant to the existing stock option plan upon the change in control.

         In connection with the merger with IPALCO, the Company incurred contractual liabilities associated with existing termination benefit agreement and other merger related costs for investment banking, legal and other fees. These costs, which were $94 million, are shown separately in the accompanying statement of operations.

         The table below presents combined revenues, extraordinary item and net income for AES and IPALCO for the three months ended March 31, 2001 and 2000.

                                                              Three Months Ended
(In millions)                                            March 31, 2001   March 31, 2000
                                                        --------------    --------------
Revenues:
     AES                                                    $ 2,330          $ 1,476
     IPALCO                                                     215              220
                                                            -------          -------
                                                            $ 2,545          $ 1,696

Extraordinary Item:
     AES                                                    $  --            $    (7)
     IPALCO                                                    --               --
                                                            -------          -------
                                                            $  --            $    (7)

Net Income:
     AES                                                    $   124          $   174
     IPALCO                                                     (18)              93
                                                            -------          -------
                                                            $   106          $   267

         There have been no changes to the significant accounting policies of AES or IPALCO due to the merger. Both AES and IPALCO have the same fiscal years. There were no intercompany transactions between the two companies.

5.  Investments in and Advances to Affiliates

         The Company is a party to joint ventures/consortium agreements through which the Company has equity investments in Companhia Energetica de Minas Gerais ("CEMIG"), Light-Servicos de Eletricidade S.A. ("Light") and Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. ("Eletropaulo"). The joint venture/consortium parties generally share operational control of the investee. The agreements prescribe ownership and voting percentages as well as other matters. The Company records its share of earnings from its equity investees on a pre-tax basis. The Company's share of the investee's income taxes is recorded in income tax expense.

         In December 2000, a subsidiary of the Company entered into an agreement with EDF International S.A. ("EDF") to jointly acquire an additional 9.2% interest in Light, which is held by a subsidiary of Companhia Siderurgica Nacional ("CSN"). In January 2001, pursuant to this transaction, the Company acquired an additional 2.75% interest in Light for $114.6 million. At March 31, 2001, the Company owns approximately 23.89% of Light.

         Following the purchase of the Light shares previously owned by CSN, AES and EDF are the controlling shareholders of Light and Eletropaulo. AES and EDF have agreed that AES will eventually take operational control of Eletropaulo and the telecom businesses of Light and Eletropaulo, while EDF will eventually take operational control of Light and Eletropaulo's electric workshop business. AES and EDF intend to continue to pursue a further rationalization of their ownership stakes in Light and Eletropaulo, the result of which AES would become the sole controlling shareholder of Eletropaulo and EDF would become the sole controlling shareholder of Light. Upon consummation of the transaction, AES will begin consolidating Eletropaulo's operating results. The structure and process by which this rationalization may be effected, and the resulting timing, have yet to be determined and will likely be subject to approval by various Brazilian regulatory authorities and other third parties. As a result, there can be no assurance that this rationalization will take place.

         The following table presents summarized financial information (in millions) for the Company's investments in 50% or less owned investments accounted for using the equity method:

                                                        Quarters Ended March 31,
                                                    -------------------------------
                                                         2001            2000
                                                    ---------------- --------------
Revenues                                                $  1,588         $  1,011
Operating Income                                             502              321
Net Income                                                   187              237

         Equity ownership percentages for these investments are presented below:

                                                           March 31,       December 31,
Affiliate                                Country              2001             2000
--------------------              --------------------   -------------   ----------------
Cemig                               Brazil                   21.62%           21.62%
Elsta                               Netherlands              50.00            50.00
Kingston                            Canada                   50.00            50.00
Light                               Brazil                   23.89            21.14
Eletropaulo                         Brazil                   49.60            49.60
Medway Power, Ltd.                  United Kingdom           25.00            25.00
OPGC                                India                    49.00            49.00
Chigen affiliates                   China                    30.00            30.00
Songas Limited                      Tanzania                 49.00            49.00


6.  Litigation

         In March 2001, Federal Energy Sales, Inc. ("Federal") filed a lawsuit against AES Power, Inc. ("AES Power"), a subsidiary of the Company, in the District Court for the Eastern District of Virginia. The complaint alleges a breach of contract by AES Power purportedly arising out of a transaction for the sale of electric energy in 1998. AES Power has answered the complaint and asserted a counterclaim against Federal for certain damages to AES Power arising out of a separate 1998 transaction with Federal for the sale of electric energy. The parties are currently conducting discovery of the claims at issue. The Company expects its subsidiary to vigorously defend itself.

         The Company is also involved in certain legal proceedings in the normal course of business. It is the opinion of the Company that none of the pending matters is expected to have a material adverse impact on its results of operations or financial position.

         See also the description of litigation contained in the Company's previous reports filed pursuant to the Securities and Exchange Act of 1934, as amended, which are incorporated herein by reference.

7.  Derivative Instruments

         Effective January 1, 2001, AES adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative reduction to income of less than $1 million, net of deferred income tax effects, and a cumulative reduction of other comprehensive income in stockholders' equity of $93 million, net of deferred income tax effects. For the three months ended March 31, 2001, the impact of changes in derivative fair value related to the ineffective portion of derivatives qualifying as cash flow hedges was not significant to AES's results of operations. There was no net effect on first quarter 2001 results of operations of derivatives qualifying as fair value hedges. Additionally, there was no net effect on first quarter 2001 results of operations of derivative and non-derivative instruments that have been designated and qualified as hedging net investments in foreign operations. Approximately $28 million of other comprehensive income related to derivative instruments as of March 31, 2001, is expected to be recognized as a reduction to earnings over the next twelve months. A portion of this amount is expected to be offset by the effects of hedge accounting. The accumulated balance in other comprehensive income related to derivative transactions will be reclassified into earnings as interest expense is recognized for hedges of interest rate risk, as foreign currency transaction and translation gains and losses are recognized for hedges of foreign currency exposure and as electric and gas sales and purchases are recognized for hedges of forecasted electric and gas transaction.

         AES utilizes derivative financial instruments to hedge interest rate risk, foreign exchange risk and commodity price risk. The Company utilizes interest rate swap, cap and floor agreements to hedge interest rate risk on floating rate debt. The majority of AES's interest rate derivatives are designated and qualify as cash flow hedges. Currency forward and swap agreements are utilized to hedge foreign exchange risk which is a result of AES or one of its subsidiaries entering into monetary obligations in currencies other than its own functional currency. The majority of AES's foreign currency derivatives are designated and qualify as either fair value hedges or cash flow hedges. Certain derivative instruments and other non-derivative instruments are designated and qualify as hedges of the foreign currency exposure of a net investment in a foreign operation. The Company utilizes electric and gas derivative instruments, including swaps, options, forwards and futures, to hedge the risk related to electricity and gas sales and purchases. The majority of AES's electric and gas derivatives are designated and qualify as cash flow hedges. The maximum length of time over which AES is hedging its exposure to variability in future cash flows for forecasted transactions, excluding forecasted transactions related to the payment of variable interest, is four years. AES excludes the change in the time value of option contracts from its assessment of hedge effectiveness. No fair value or cash flow hedges were de-recognized or discontinued during the three months ended March 31, 2001.

         The Financial Accounting Standards Board reached a tentative conclusion in April 2001 that option contracts for the purchase and sale of electricity that meet the definition of a derivative under SFAS No. 133 are not subject to the normal purchases and sales exemption, and as such, should be accounted for as derivatives effective July 1, 2001. The Company is currently assessing the impact of this tentative conclusion on its financial condition and results of operations.

8.  Comprehensive (Loss) Income

         The components of comprehensive (loss) income for the three months ended March 31, 2001 and 2000 are as follows:

                                                                             Three months ended March 31,
                                                                          2001                         2000
                                                                          ----                         ----
Net income                                                               $   106                       $   267
Foreign currency translation adjustment                                     (236)                           37
Change in derivative fair value                                             (143)                            -
Realized gain on investment sale                                               -                           (68)
Unrealized loss on securities                                                 (2)                          (37)
                                                                         --------                      -------
Comprehensive (loss) income                                              $  (275)                      $   199
                                                                         ========                      =======


9.  Segments

         Information about the Company's operations by segment are as follows (in millions):

                                                                                      Gross            Equity
                                                                    Revenue (1)       Margin          Earnings
                                                                 -----------------------------------------------
Quarter Ended March 31, 2001
Generation                                                            $ 1,209            $ 368            $  17
Distribution                                                            1,336              256               33
                                                                 -------------     ------------     ------------
   Total                                                              $ 2,545            $ 624            $  50
                                                                 =============     ============     ============

Quarter Ended March 31, 2000
Generation                                                             $  869            $ 334            $  26
Distribution                                                              827              142               92
                                                                 -------------     ------------     ------------
   Total                                                              $ 1,696            $ 476           $  118
                                                                 =============     ============     ============

(1) Intersegment revenues for the quarters ended March 31, 2001 and 2000 were $37 million and $23 million, respectively.

There have been no changes in the basis of segmentation since December 31, 2000.

10.  Subsequent Events

         On May 2, 2001, the Company issued L50,000,000 of 8.375% Senior Notes, due 2011.

ITEM 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

OVERVIEW

         The AES Corporation (including its subsidiaries and affiliates are collectively referred to as "AES" or the "Company") is a global power company committed to serving the world's needs for electricity and other services in a socially responsible way. AES participates primarily in two related lines of businesses: electricity generation and distribution. AES's electricity generation business is characterized by sales from our power plants to nonaffiliated wholesale customers (generally electric utilities, regional electric companies, electricity marketers or wholesale commodity markets known as "power pools") for further resale to end-users. AES's distribution business is characterized by sales of electricity directly to end users such as commercial, industrial, governmental and residential customers through its "distribution" business.

         AES's generation business represented 48% of total revenues for the three months ended March 31, 2001 compared to 51% for the three months ended March 31, 2000. Sales within the generation business are made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates, as well as directly into power pools. The Company owns new plants constructed for such purposes ("greenfield" plants) as well as older power plants acquired through competitively bid privatization initiatives or negotiated acquisitions.

           AES's distribution business represented 52% of total revenues for the three months ended March 31, 2001 compared to 49% for the three months ended March 31, 2000. Electricity sales by AES's distribution businesses, including affiliates, are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authorities. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell.

         Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. At March 31, 2001, capitalized costs for projects under development and in early stage construction were approximately $149 million. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

         AES is also pursuing potential greenfield development projects and acquisitions in many countries. Several of these, if consummated, would require the Company to obtain substantial additional financing, including both debt and equity financing.

         The Company has been actively involved in the acquisition and operation of electricity assets in countries that are restructuring and deregulating the electricity industry. Some of these acquisitions have been made from other electricity companies that have chosen to exit the electricity generation business. In these types of situations, sellers generally seek to initiate and complete competitive solicitations in less than one year, which is much faster than the time incurred to complete greenfield developments, and require payment in full on transfer. AES believes that its experience in competitive markets and its worldwide integrated group structure (with its significant geographic coverage and presence) enable it to react quickly and creatively in such situations. The Company strives for operating excellence as a key element of its strategy, which it believes it accomplishes by minimizing organizational layers and maximizing company-wide participation in decision-making. In meeting these goals, the Company may from time to time implement restructuring and severance plans, which may have a material impact on results of operations in the period in which the plan is implemented. The Company also believes that control of its businesses is an important requirement for implementing the Company's philosophy and business strategy, and it will actively seek to acquire control or divest of its interest in those businesses it does not currently control. To the extent the Company decides to divest its interest in businesses, such transactions may result in a gain or loss. The Company continues to evaluate its strategy as it relates to certain businesses in the U.S., South America and Asia.

         The financing for such acquisitions, in contrast to that for greenfield development, often must be arranged quickly and therefore may preclude the Company from arranging non-recourse project financing (the Company's historically preferred financing method, which is discussed further under "Capital Resources, Liquidity and Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Moreover, acquisitions that are large, that occur simultaneously with one another or those occurring simultaneously with commencing construction on several greenfield developments would potentially require the Company to obtain substantial additional financing, including both debt and equity. As a result, and in order to enhance its financial capabilities to respond to these more accelerated opportunities, on March 31, 2000 the Company executed an $850 million credit agreement which replaced its existing $600 million revolving bank loan and its existing $250 million letter of credit facility.

         In the United States, the Company is currently operating or constructing 8 generation plants representing approximately 7,000 MWs that use natural gas to make electricity. Five of these plants representing approximately 5,500 MWs have entered into tolling agreements wherein the Company converts the natural gas supplied by a third party into electricity for their use in return for a fixed payment. Therefore, the Company's results of operations from these plants should not be materially adversely impacted due to change in the natural gas prices.

         AES Drax Ltd. ("AES Drax") entered into a 15-year hedging agreement with a subsidiary of Texas Utilities, Inc.("TXU") at the closing of the acquisition of the Drax power station to protect a significant portion of AES Drax's revenues from price fluctuations in the electricity market. The hedging contract originally was a financial instrument settled against the pool purchase price ("PPP"). The New Energy Trading Arrangements ("NETA") replaced the pool system on March 27, 2001 with a physically settled market based on bilateral contracts. Consequently, a single clearing price such as the PPP no longer exists. In February 2001, AES Drax and TXU agreed to changes to the hedging contract, effective upon the implementation of NETA, which are intended to preserve the original commercial intent of the parties. The principal change to the hedging contract was to convert it from a financially settled instrument to physical settlement.

         Under the terms of AES Drax's finance documents, the amendment to the hedging agreement required the prior consent of a majority of the bank lenders thereunder. In addition, under the terms of the bank facility AES Drax had undertaken to have a trading strategy to be implemented under NETA approved by the majority bank lenders at least five weeks prior to implementation of NETA. AES Drax has obtained a temporary waiver of these requirements through May 18, 2001. AES Drax is currently seeking permanent approval from the senior lenders of the revised terms of the hedging agreement, a proposed trading strategy for the Drax power station under NETA and certain other related matters. There can be no assurance that such approvals will be obtained. Under the terms of AES Drax's outstanding senior secured bonds (L200 million 9.07% Senior Secured Bonds due 2025 and
$302.4 million 10.41% Senior Secured Bonds due 2020) the amendment to the hedging agreement would constitute an event of default thereunder unless each of the rating agencies reaffirmed its ratings of such bonds within 30 days of the effective date of the hedging amendment. Such rating affirmations have been obtained. In addition, each of the rating agencies affirmed its ratings of AES Drax's outstanding senior notes.

         In Brazil, the combined effects of decreased rainfall and delays by the Brazilian energy regulatory authorities in developing a regulatory structure that encourages new generation has led to the possibility of projected shortages of electricity to meet expected demand in certain regions of Brazil. The shortages may begin to manifest as early as the second quarter of 2001. As a result, electricity rationing may be implemented. Such rationing, if implemented, may have a negative impact on the growth in the gross domestic product of Brazil, which in turn could impact the results of operations of the Company's Brazilian distribution businesses. Additionally, during the first quarter of 2001, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.96 at December 31, 2000 to 2.15 at March 31, 2001. This devaluation resulted in significant foreign currency translation and transaction losses during the first quarter of 2001. The Company recorded non-cash foreign currency transaction losses at its Brazilian affiliates of approximately $59 million after income taxes, or $0.11 per share, for the first quarter of 2001. Further devaluation of the Brazilian Real will continue to have a negative impact on the Company results of operations.

         Also in Brazil, in connection with the acquisition by a subsidiary of the Company of an interest in Companhia Energetica de Minas Gerais ("CEMIG"), such subsidiary entered into a loan with BNDES to finance the acquisition. Due to the lawsuit currently enjoining the effectiveness of the shareholders' agreement, the Company's subsidiary does not believe that the terms of the bid have been met, and may not continue to repay the loan. Such subsidary is negotiating potential amendments to the terms of such loan; however, non-payment may result in an event of default under the relevant project loan agreement. The Company's subsidiary is also contemplating legal action seeking to suspend the effectiveness of the loan. As of March 31, 2001, $144 million of accrued interest and $40 million of principal amortization is classified as non-recourse current debt. In the event of default the loan will become callable and $479 million of existing non-recourse long-term debt will be classified as current.

         On January 1, 2001, the Company adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. As of March 31, 2001, the Company has recorded $66 million of derivative assets in other assets and $271 million of derivative liabilities in other liabilities. Although most of the Company's financial instruments qualify for hedge accounting, which permits changes in the value of the financial instrument to offset the related changes in the hedged item, the adoption of SFAS No. 133 will result in more variation to the Company's results of operations. SFAS No. 133 did not have a significant impact on the Company's results of operations for the three months ended March 31, 2001.

         During March 2001, the Company entered into a business combination with IPALCO Enterprises, Inc. ("IPALCO"). The business combination has been accounted for as pooling of interests, and the historical consolidated financial information of the Company for all periods presented have been restated in the discussion of operations below to include the financial position, results of operations and cash flows of IPALCO. Additionally, restated dilutive earnings per share before extraordinary items for each quarter of 2000 are $0.57 for the first quarter, $0.28 for the second quarter, $0.32 for the third quarter and $0.44 for the fourth quarter.

FIRST QUARTER 2001 AND 2000 RESULTS OF OPERATIONS

         REVENUES. Revenues increased $849 million, or 50%, to $2.55 billion for the first quarter of 2001 compared to the same period in 2000. The increase in revenues is due primarily to the acquisition of both new generation and distribution businesses, as well as from the commercial operation of greenfield projects.

         Generation revenues increased $340 million, or 39%, to $1.21 billion for the first quarter of 2001 compared to the same period in 2000. The increase in generation revenue is due to the acquisition of Gener, as well as the start of commercial operations by Merida III and Uruguaiana, increased prices received by the New York plants and the acquisition of a controlling interest in Nigen. These increases were slightly offset by a decline in pool prices received by Drax.

         Distribution revenues increased $509 million, or 62%, to $1.34 billion for the first quarter of 2001 compared to the same period in 2000. The increase in distribution revenue is primarily due to the acquisitions of EDC and CAESS as well as increased revenues at EDE Este.

         GROSS MARGIN. Gross margin, which represents total revenues reduced by cost of sales, increased $148 million, or 31%, to $624 million for the first quarter of 2001 compared to the same period in 2000. The increase in gross margin is due to the acquisition of new businesses and the increase in certain existing businesses offset by declines from certain other existing businesses. Gross margin as a percentage of revenues decreased to 25% for the first quarter of 2001 from 28% for the same period in 2000. The decrease in gross margin as a percentage of revenues is due to a higher percentage of the Company's operations being derived from distribution businesses in 2001 than in the same period of 2000. The distribution businesses generally experience lower gross margin percentages because of the retail nature of the business.

         The generation gross margin increased $34 million, or 10%, to $368 million for the first quarter of 2001 compared to the same period in 2000. The increase is primarily due to the acquisition of Gener, the additional ownership interest in NIGEN and an increase from the New York plants slightly offset by declines at Drax. The generation gross margin as a percentage of revenues decreased to 30% for the first quarter of 2001 compared to 38% for the same period in 2000. The generation gross margin as a percentage of revenues decreased due to the acquisition of generation businesses with overall gross margin percentages, which are lower than the overall portfolio of generation businesses and also due to the lower contribution made by Drax because of the lower pool prices in the United Kingdom.

         The distribution gross margin increased $114 million, or 80%, to $256 million for the first quarter of 2001 compared to the same period in 2000. The distribution gross margin as a percentage of revenues increased to 19% for the first quarter of 2001 compared to 17% for the same period in 2000. The increase in gross margin is due mainly to the acquisition of EDC. The distribution margin as a percentage of revenues increased slightly due to higher gross margins from newly acquired companies offset slightly by a lower gross margin at Telasi.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $7 million, or 24%, to $22 million for the first quarter of 2001 compared to the same period in 2000. Selling, general and administrative costs as a percentage of revenues decreased to 1% from 2% for the first quarter of 2001. The overall decrease is due to a decline in corporate overhead.

         INTEREST EXPENSE. Interest expense increased $86 million, or 33%, to $350 million for the first quarter of 2001 compared to the same period in 2000. Interest expense as a percentage of revenue decreased to 14% from 16% for the first quarter of 2001 compared to the same period in 2000. Interest expense increased overall primarily due to the interest expense at new businesses, as well as additional corporate interest costs arising from the senior debt and convertible securities issued within the past twelve months to finance new investments.

         OTHER (EXPENSE) INCOME. The Company reported $13 million of other expense for the first quarter of 2001 compared to $12 million of other income for the same period in 2000. Other (expense) income includes sales of assets or investments, foreign currency changes from consolidated subsidiaries and mark-to-market adjustments on derivative financial instruments. The overall change in other (expense) income is due primarily to the decline in the British Pound slightly offset by gains from mark-to-market adjustments on derivative financial instruments.

         EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates decreased $68 million, or 58%, to $50 million compared to the same period in 2000. The overall decrease is a result of the decrease in the equity in earnings in both generation and distribution affiliates.

         Equity in earnings of generation affiliates decreased $9 million, or 35%, to $17 million for the first quarter of 2001 compared to the same period in 2000. The decrease is primarily due to the purchase of an additional interest in NIGEN thereby making it a consolidated subsidiary.

         Equity in earnings of distribution affiliates decreased $59 million, or 64%, to $33 million for the first quarter of 2001 compared to the same period in 2000. The decrease is due primarily to declining economic conditions in Brazil and the corresponding devaluation of the Brazilian Real. Equity in earnings of distribution affiliates included foreign currency transaction losses on a pretax basis of $90 million in the first quarter of 2001, which was a direct result of the devaluation of the Brazilian Real. Our distribution concession contracts in Brazil provide for annual tariff adjustments based upon changes in the local inflation rates, and generally significant devaluations are followed by increased local currency inflation. However, because of the lack of direct adjustment to the current exchange rate, the in arrears nature of the respective adjustment to the tariff or the potential delays or magnitude of the resulting local currency inflation of the tariff, the future results of operations of AES's distribution companies in Brazil could be adversely affected by the continued devaluation of the Brazilian Real. Additionally, any rationing of electricity in Brazil may also adversely affect the results of operations of our businesses in Brazil.

         INCOME TAXES. Income taxes (including income taxes on equity in earnings) decreased $76 million to $57 million for the first quarter of 2001 compared to the same period in 2000. The company's effective tax rate was 35% and 33% for the first quarter of 2001 and 2000, respectively. The increase in the tax rate is due to increased dividends from foreign businesses.

         MINORITY INTEREST. Minority interest increased $14 million, or 78%, to $32 million for the first quarter of 2001 compared to the same period in 2000. Generation and distribution minority interest experienced increases during the first quarter of 2001.

         Generation minority interest increased $3 million, or 21%, to $17 million for the first quarter of 2001 compared to the same period in 2000. The increase in generation minority interest is due primarily to increased contributions from generation businesses in South America slightly offset by declines from the Asian businesses.

         Distribution minority interest increased $11 million, or 275%, to $15 million for the first quarter of 2001 compared to the same period in 2000. The increase in distribution minority interest is due primarily to increased contributions from EDC and CAESS which were slightly offset by losses at EDE Este.

         GAIN ON SALE OF INVESTMENT. During the first quarter of 2000, a subsidiary of the Company sold approximately one million shares of Internet Capital Group, Inc.

         SEVERANCE AND TRANSACTION COSTS. During the first quarter of 2001, the Company incurred approximately $94 million of transaction and contractual severance costs related to the acquisition of IPALCO. Typically the Company accounts for business combinations as purchases, which allows such costs to be capitalized. Since the IPALCO acquisition was accounted for as a pooling of interests, these costs are required to be expensed.

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

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

         At March 31, 2001, cash and cash equivalents totaled $1.8 billion compared to $950 million at December 31, 2000. The $880 million increase resulted from a use of $931 million for investing activities, which was funded by $935 of financing activities. The Company also generated $876 million from operating activities which included the payment of the Thames contract receivable of $532 million. Significant investing activity includes additions to property, plant and equipment as well as continued construction activities at various projects and the acquisition of Gener which included $551 million in goodwill. The net source of cash from financing activities was primarily the result of project finance borrowings of $958 million and revolver borrowings of $300 million offset, in part by repayments of project finance borrowings of $209 million.

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

         In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $1.9 billion in cumulative foreign currency translation adjustment losses at March 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company believes that there have been no material changes in exposure to market risks during the first quarter of 2001 compared with exposure set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See discussion of litigation and other proceedings in Part I, Note 5 to the consolidated financial statements which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         3.1 Sixth Amended and Restated Certificate of Incorporation of The AES Corporation.
         3.2      By-Laws of The AES Corporation.
         4.1 There are numerous instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries, none of which exceeds ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any of such agreements to the Commission upon request.
         10.1     The AES Corporation 2001 Stock Option Plan for Outside
                  Directors.


(b)      REPORTS ON FORM 8-K.

         Registrant filed a Current Report on Form 8-K dated January 30, 2001 relating to the Company's results of operations for the year ended December 31, 2000.

         Registrant filed a Current Report on Form 8-K/A dated February 2, 2001, which is an amendment to Form 8-K dated January 30, 2001 to correct the item number the original filing was made under.

         Registrant filed a Current Report on Form 8-K dated February 8, 2001 relating to the filing of the Form of Fifth Supplemental Indenture between The AES Corporation and Bank One, National Association.

         Registrant filed a Current Report on Form 8-K dated February 21, 2001 relating to the filing of the Form of Sixth Supplemental Indenture between The AES Corporation and Bank One, National Association.

         Registrant filed a Current Report on Form 8-K/A dated March 16, 2001, which is an amendment to Form 8-K dated June 7, 2000 in order to provide separate reports of the independent accountants that were not the principal accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE AES CORPORATION
                                        (Registrant)

Date:  May 15, 2001                     By: /s/ BARRY J. SHARP
                                            ---------------------------------
                                        Name:   Barry J. Sharp
                                        Title:  Senior Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                            Sequentially
Exhibit           Description of Exhibit                                                    Numbered Page
-------           ----------------------                                                    -------------
3.1               Sixth Amended and Restated Certificate of Incorporation of the
                  Registrant
3.2               By-laws of the Registrant
10.1              The AES Corporation 2001 Stock Option Plan for Outside Directors