Form 10-Q
period 2001-06-30
AES CORPORATION
filed 2001-08-14
CIK 874761

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q


                                   (MARK ONE)
           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

                                   -----------

         The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at August 1, 2001, was 532,324,037.

                               THE AES CORPORATION
                                      INDEX


PART I.   FINANCIAL INFORMATION
Item 1.   Interim Financial Statements:
          Consolidated Statements of Operations.......................................................................1
          Consolidated Balance Sheets.................................................................................2
          Consolidated Statements of Cash Flows.......................................................................4
          Notes to Consolidated Financial Statements..................................................................5
Item 2.   Discussion and Analysis of Financial Condition and Results of Operations...................................13
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................................20
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings..........................................................................................21
Item 2.   Changes in Securities and Use of Proceeds..................................................................21
Item 3.   Defaults Upon Senior Securities............................................................................21
Item 4.   Submission of Matters to a Vote of Security Holders........................................................22
Item 5.   Other Information..........................................................................................22
Item 6.   Exhibits and Reports on Form 8-K...........................................................................22
Signatures...........................................................................................................24

                               THE AES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                         JUNE 30, 2001        JUNE 30, 2000       JUNE 30, 2001      JUNE 30, 2000
                                                         -------------        -------------       -------------      -------------
                                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Revenues..............................................         $2,215             $1,751              $4,760              $3,447
Cost of sales.........................................         (1,754)            (1,358)             (3,675)             (2,578)
Selling, general and administrative expenses..........            (46)               (19)                (68)                (48)
Interest expense, net.................................           (324)              (261)               (674)               (525)
Other income..........................................             41                  5                  28                  17
Equity in earnings before income tax..................             99                 99                 149                 217
Gain on sale of investment............................             --                 --                  --                 112
Severance and transaction costs.......................             --                 --                (94)                  --
Loss on sale of Power Direct..........................            (31)                --                (31)                  --
                                                       -------------------  -----------------    ----------------     --------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST......            200                217                395                  642
   Income tax provision...............................             61                 60                118                  193
   Minority interest..................................             27                 17                 59                   35
                                                       -------------------  -----------------    ----------------     --------------
INCOME BEFORE EXTRAORDINARY ITEM......................            112                140                218                 414
   Extraordinary item, net of tax-early
    extinguishment of debt............................             --                 --                  --                 (7)
                                                       -------------------  -----------------    ----------------     --------------

NET INCOME............................................          $ 112              $ 140               $ 218               $ 407
                                                       ===================  =================    ================     ==============
BASIC EARNINGS PER SHARE:
   Before extraordinary item..........................          $0.21              $0.30               $0.41               $0.89
   Extraordinary item.................................             --                 --                  --               (0.01)
                                                       -------------------  -----------------    ----------------     --------------
      Total...........................................          $0.21              $0.30               $0.41               $0.88
                                                       ===================  =================    ================     ==============
DILUTED EARNINGS PER SHARE:
   Before extraordinary item..........................          $0.21              $0.28               $0.41               $0.85
   Extraordinary item.................................             --                 --                  --               (0.01)
                                                       -------------------  -----------------    ----------------     --------------
      Total...........................................          $0.21              $0.28               $0.41               $0.84
                                                       ===================  =================    ================     ==============


                 See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                                               JUNE 30, 2001      DECEMBER 31, 2000
                                                                                               -------------      -----------------
                                                                                                         ($ in millions)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.......................................................                $ 1,190                $  950
   Short-term investments..........................................................                    427                 1,297
   Accounts receivable, net of reserves of $229 and $203, respectively.............                  1,569                 1,564
   Inventory.......................................................................                    542                   571
   Receivable from affiliates......................................................                     18                    27
   Prepaid expenses and other current assets.......................................                    679                 1,375
                                                                                               -------------       --------------
      Total current assets.........................................................                  4,425                 5,784
PROPERTY, PLANT AND EQUIPMENT:
   Land............................................................................                    594                   657
   Electric generation and distribution assets.....................................                 20,074                18,627
   Accumulated depreciation and amortization.......................................                 (2,990)               (2,651)
   Construction in progress........................................................                  3,942                 2,874
                                                                                               -------------       --------------
      Property, plant and equipment, net...........................................                 21,620                19,507
OTHER ASSETS:
   Deferred financing costs, net...................................................                    446                   381
   Project development costs.......................................................                    106                   114
   Investments in and advances to affiliates.......................................                  3,337                 3,122
   Debt service reserves and other deposits........................................                    441                   517
   Excess of cost over net assets acquired, net....................................                  2,920                 2,307
   Other assets....................................................................                  2,234                 1,306
                                                                                               -------------       --------------
      Total other assets...........................................................                  9,484                 7,747
                                                                                               -------------       --------------
         TOTAL ASSETS..............................................................                $35,529               $33,038
                                                                                               =============       ==============

                 See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)


                                                                                      JUNE 30, 2001             DECEMBER 31, 2000
                                                                                      -------------             -----------------
                                                                                                   ($ in millions)
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.........................................................              $  769                     $  833
   Accrued interest.........................................................                 517                        417
   Accrued and other liabilities............................................               1,483                      1,318
   Non-recourse debt--current portion.......................................               2,800                      2,471
                                                                                      ----------                  ---------
      Total current liabilities.............................................               5,569                     5,039
LONG-TERM LIABILITIES:
   Non-recourse debt........................................................              13,062                    12,863
   Recourse debt............................................................               4,836                     3,458
   Deferred income taxes....................................................               2,061                     1,863
   Other long-term liabilities..............................................               1,701                     1,603
                                                                                      ----------                  ---------
      Total long-term liabilities...........................................              21,660                    19,787
MINORITY INTEREST...........................................................               1,413                     1,442
COMPANY-OBLIGATED CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED
   DEBENTURES OF AES........................................................               1,228                     1,228
STOCKHOLDERS' EQUITY:
   Common stock.............................................................                   5                         5
   Additional paid-in capital...............................................               5,201                     5,172
   Retained earnings........................................................               2,754                     2,551
   Accumulated other comprehensive loss.....................................              (2,301)                   (1,679)
   Treasury stock, at cost..................................................                  --                      (507)
                                                                                      ----------                  ---------
      Total stockholders' equity............................................               5,659                     5,542
                                                                                      ----------                  ---------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.......................             $35,529                   $33,038
                                                                                      ===========                 =========

                 See Notes to Consolidated Financial Statements.
                                       3

                               THE AES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                        JUNE 30, 2001             JUNE 30, 2000
                                                                                        -------------             -------------
                                                                                                    ($ in millions)
OPERATING ACTIVITIES:
Net cash provided by operating activities........................................                 $1,113                $ 634
INVESTING ACTIVITIES:
   Property additions............................................................                (1,165)                 (931)
   Acquisitions, net of cash acquired............................................                (1,318)               (1,517)
   (Purchase) sale of short-term investments, net................................                   (43)                   21
   Proceeds from sale of available-for-sale securities...........................                    --                   112
   Affiliate advances and equity investments.....................................                  (115)                 (284)
   Project development costs.....................................................                   (58)                  (52)
   Debt service reserves and other assets........................................                   996                   (89)
                                                                                                -------                ------
Net cash used in investing activities............................................                (1,703)               (2,740)
FINANCING ACTIVITIES:
   Borrowings (repayments) under the revolver, net...............................                   (17)                  115
   Issuance of long-term debt and other coupon bearing securities................                 2,514                 2,390
   Repayments of long-term debt and other coupon bearing securities..............                (1,568)                 (671)
   Payments for deferred financing costs.........................................                  (113)                  (86)
   Proceeds from sale of common stock............................................                    25                   916
   Dividends paid................................................................                   (15)                  (27)
   Distributions to minority interests...........................................                   (12)                  (25)
   Contributions by minority interests...........................................                    16                    22
                                                                                                -------                ------
Net cash provided by financing activities........................................                   830                 2,634

Increase in cash and cash equivalents............................................                   240                   528
Cash and cash equivalents, beginning of period...................................                   950                   693
                                                                                                -------                ------
Cash and cash equivalents, end of period.........................................                $1,190                $1,221
                                                                                                =======                ======
SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest, net of amounts capitalized...........................                $  699                $  549
                                                                                                =======                ======
Cash payments for income taxes, net of refunds...................................                $  120                $   76
                                                                                                =======                ======

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Liabilities assumed in purchase transactions.....................................                $  820                $2,304
                                                                                                =======                ======
Common stock issued for acquisition..............................................                $  511                $    8
                                                                                                =======                ======

                 See Notes to Consolidated Financial Statements.

                               THE AES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

         As more fully discussed in Note 5, during March 2001, the Company entered into a business combination with IPALCO Enterprises, Inc. ("IPALCO"). The business combination has been accounted for as pooling of interests, and the historical consolidated financial statements of the Company for all periods presented have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of IPALCO.

         In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the six months ended June 30, 2001 and 2000, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements, which are incorporated herein by reference to the Company's financial statements for the year ended December 31, 2000 included in Form 8-K filed June 5, 2001.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, " BUSINESS COMBINATIONS." This statement applies to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase accounting method for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "BUSINESS COMBINATIONS", and FASB Statement No. 38, "ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES." Under SFAS No. 141 all business combinations within the scope of the statement are to be accounted for using the purchase accounting method.

     In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. The Company had $2.9 billion of goodwill at June 30, 2001. Goodwill amortization was $27 million and $49 million for the three and six months ended June 30, 2001, respectively. The Company has not yet determined the impact that SFAS No. 142 will have on its financial position or results of operations.

3. FOREIGN CURRENCY DEVALUATION

         During the six months ended June 30, 2001, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.96 at December 31, 2000 to 2.31 at June 30, 2001. This devaluation resulted in significant foreign currency translation and transaction losses during the first and second quarter of 2001. The Company recorded non-cash foreign currency transaction losses after income taxes at its Brazilian affiliates of approximately $59 million, or $0.11 per share, and $47 million, or $0.09 per share, for the first and second quarter of 2001, respectively. The Company also incurred $556 million in foreign currency translation losses during the six months ended June 30, 2001 which are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.

4. EARNINGS PER SHARE

         Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with SFAS No. 128, "EARNINGS PER SHARE".



QUARTER ENDED JUNE  30,                                                2001                               2000
                                                       -----------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                 WEIGHTED                             WEIGHTED
                                                            NET          AVERAGE                 NET         AVERAGE
                                                           INCOME        SHARES     EPS         INCOME       SHARES     EPS
                                                       -----------------------------------------------------------------------
Basic earnings per share:
Income before extraordinary item......................        $112          531      $0.21        $140         473     $0.30
Effect of assumed conversion of dilutive securities
   Options............................................          --           7          --          --           8     (0.01)
   Warrants...........................................          --          --          --          --           2        --
   Deferred Compensation Plan.........................          --          --          --          --           1        --
   Debt Securities....................................          --          --          --          --          14     (0.01)
Interest savings from conversion of Debt Securities...          --          --          --           1          --        --
                                                       -----------------------------------------------------------------------
Dilutive earnings per share:..........................        $112         538       $0.21        $141         498     $0.28
                                                       =======================================================================

SIX MONTHS ENDED JUNE 30,                                                 2001                               2000
----------------------------                              ----------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                   WEIGHTED                                    WEIGHTED
                                                              NET          AVERAGE                 NET                AVERAGE
                                                             INCOME        SHARES      EPS        INCOME     SHARES     EPS
                                                       -----------------------------------------------------------------------
Basic earnings per share:
Income before extraordinary item........................         $218         531      $0.41        $414         463     $0.89
Effect of assumed conversion of dilutive securities
   Options..............................................           --           7         --          --           8     (0.01)
   Warrants.............................................           --          --         --          --           2        --
   Deferred Compensation Plan...........................           --          --         --          --           1        --
   Debt Securities......................................           --          --         --          --          28     (0.05)
Interest savings from conversion of Debt Securities.....           --          --         --          11          --      0.02
                                                          ----------------------------------------------------------------------
Dilutive earnings per share:............................         $218         538      $0.41        $425         502     $0.85
                                                          ======================================================================

5. BUSINESS COMBINATIONS

         The only significant business combination completed during the six month period ended June 30, 2001 was IPALCO. There have been other acquisitions completed by the Company, including Gener S.A. and ThermoEcotek, which are not individually or in the aggregate considered significant.

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

         In connection with the merger with IPALCO, the Company incurred contractual liabilities associated with existing termination benefit agreements and other merger related costs for investment banking, legal and other fees. These costs, which were $94 million, are shown separately in the accompanying statement of operations.

                                           THREE MONTHS ENDED                           SIX MONTHS ENDED
                                   ------------------------------------------------------------------------------------
                                   JUNE 30, 2001          JUNE 30, 2000         JUNE 30, 2001           JUNE 30, 2000
                                   -------------          -------------         -------------           -------------
                                                                   ($ in millions)
Revenues:
       AES....................          $2,008                 $1,538              $4,338                 $3,014
       IPALCO.................             207                    213                 422                    433
                                        ------                 ------              ------                 ------
                                        $2,215                 $1,751              $4,760                 $3,447
                                        ======                 ======              ======                 ======
Extraordinary Item:
       AES....................              --                     --                  --                 $   (7)
       IPALCO.................              --                     --                  --                     --
                                        ------                 ------              ------                 ------
                                            --                     --                  --                 $   (7)
                                        ======                 ======              ======                 ======
Net Income:
       AES....................          $   75                 $  111              $  199                 $  285
       IPALCO.................              37                     29                  19                    122
                                        ------                 ------              ------                 ------
                                        $  112                 $  140              $  218                 $  407
                                        ======                 ======              ======                 ======


         There have been no changes to the significant accounting policies of AES or IPALCO due to the merger. Both AES and IPALCO have the same fiscal years. There were no intercompany transactions between the two companies.

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES

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

         In December 2000, a subsidiary of the Company entered into an agreement with EDF International S.A. ("EDF") to jointly acquire an additional 9.2% interest in Light, which is held by a subsidiary of Companhia Siderurgica Nacional ("CSN"). In January 2001, pursuant to this transaction, the Company acquired an additional 2.75% interest in Light for $114.6 million. At June 30, 2001, the Company owns approximately 23.89% of Light.

         Following the purchase of the Light shares previously owned by CSN, AES and EDF are the controlling shareholders of Light and Eletropaulo. AES and EDF have agreed that AES will eventually take operational control of Eletropaulo and the telecom businesses of Light and Eletropaulo, while EDF will eventually take operational control of Light and Eletropaulo's electric workshop business. AES and EDF intend to continue to pursue a further rationalization of their ownership stakes in Light and Eletropaulo, the result of which AES would become the sole controlling shareholder of Eletropaulo and EDF would become the sole controlling shareholder of Light. Upon consummation of the transaction, AES will begin consolidating Eletropaulo's operating results. The structure and process by which this rationalization may be effected, are subject to approval by various Brazilian regulatory authorities and other third parties. As a result, there can be no assurance that this rationalization will take place.

         The following table presents summarized financial information (in millions) for the Company's investments in 50% or less owned investments accounted for using the equity method:

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------
                                                                                              2001            2000
                                                                                              ----            ----
Revenues.............................................................................        $3,478          $2,010
Operating Income.....................................................................           907             631
Net Income...........................................................................           364             395



         Equity ownership percentages for these investments are presented below:


AFFILIATE                             COUNTRY                                JUNE 30, 2001        DECEMBER 31, 2000
---------                             -------                                -------------        -----------------
Cemig                                 Brazil                                     21.62%                 21.62%
Elsta                                 Netherlands                                50.00                  50.00
Kingston                              Canada                                     50.00                  50.00
Light                                 Brazil                                     23.89                  21.14
Eletropaulo                           Brazil                                     49.60                  49.60
Medway Power, Ltd.                    United Kingdom                             25.00                  25.00
OPGC                                  India                                      49.00                  49.00
Chigen affiliates                     China                                      30.00                  30.00
Songas Limited                        Tanzania                                   49.00                  49.00

7. LITIGATION

         In September 1999, an appellate judge in the Minas Gerais, Brazil state court system granted a temporary injunction that suspended the effectiveness of a shareholders' agreement for CEMIG. This appellate ruling suspends the shareholders' agreement while the action to determine the validity of the shareholders' agreement is litigated in the lower court. In early November 1999, the same appellate court judge reversed this decision and reinstated the effectiveness of the shareholders' agreement, but did not restore the super majority voting rights that benefited the Company. In March 2000, a state court in Minas Gerais again ruled that the shareholders' agreement was invalid. The Company has appealed this decision and on August 7, 2001, the state appellate court upheld the invalidity of the shareholders' agreement. AES intends to appeal this decision before the Brazilian federal court. The Company intends to vigorously pursue its legal rights in this matter and to restore all of its rights regarding CEMIG. Failure to prevail in this matter would limit the Company's influence on the daily operations of CEMIG. However, the Company would still own approximately 21.6% of the voting common stock of CEMIG.

         The crisis in the California wholesale power market has directly or indirectly resulted in several administrative and legal (civil or criminal) actions involving the Company's businesses in California. Each of the Company's businesses in California (AES Southland, AES Placerita and AES New Energy) is subject to overlapping federal and state investigations by the Department of Justice, Federal Energy Regulatory Commission, California Attorney General's Office, the Market Oversight and Monitoring Committee of the California Independent System Operator ("ISO"), and the California Public Utility Commission. Each of these investigations is currently in the information gathering stage, and these businesses have responded to multiple requests for information about operations, maintenance, and bidding behavior of the plants.

         In May 2001, the Department of Justice commenced an antitrust investigation pursuant to Section 1 of the Sherman Act relating to an agreement between AES Southland LLC and Williams Energy Services Company, which the Department of Justice alleges, limits the expansion of electric generating capacity at or near certain plants owned by AES Southland LLC. In connection therewith, the Department of Justice sent a Civil Investigative Demand ("CID") to AES Southland LLC requesting the answer to certain interrogatories and the production of documents. AES Southland LLC is cooperating with the terms of the CID.

         The Company is also involved in certain legal proceedings in the normal course of business.

8. DERIVATIVE INSTRUMENTS

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

         For the three and six months ended June 30, 2001, the impact of changes in derivative fair value related to the ineffective portion of derivatives qualifying as cash flow hedges was not significant to AES's results of operations. There was no net effect on results of operations for the three and six months ended June 30, 2001, of derivatives qualifying as fair value hedges. Additionally, there was no net effect on results of operations for the three and six months ended June 30, 2001, of derivative and non-derivative instruments that have been designated and qualified as hedging net investments in foreign operations. Approximately $13 million of other comprehensive income related to derivative instruments as of June 30, 2001, is expected to be recognized as a reduction to earnings over the next twelve months. A portion of this amount is expected to be offset by the effects of hedge accounting. The accumulated balance in other comprehensive income related to derivative transactions will be reclassified into earnings as interest expense is recognized for hedges of interest rate risk, as foreign currency transaction and translation gains and losses are recognized for hedges of foreign currency exposure and as electric and gas sales and purchases are recognized for hedges of forecasted electric and gas transactions.

         AES utilizes derivative financial instruments to hedge interest rate risk, foreign exchange risk and commodity price risk. The Company utilizes interest rate swap, cap and floor agreements to hedge interest rate risk on floating rate debt. The majority of AES's interest rate derivatives are designated and qualify as cash flow hedges. Currency forward and swap agreements are utilized to hedge foreign exchange risk which is a result of AES or one of its subsidiaries entering into monetary obligations in currencies other than its own functional currency. The majority of AES's foreign currency derivatives are designated and qualify as either fair value hedges or cash flow hedges. Certain derivative instruments and other non-derivative instruments are designated and qualify as hedges of the foreign currency exposure of a net investment in a foreign operation. The Company utilizes electric and gas derivative instruments, including swaps, options, forwards and futures, to hedge the risk related to electricity and gas sales and purchases. The majority of AES's electric and gas derivatives are designated and qualify as cash flow hedges. The maximum length of time over which AES is hedging its exposure to variability in future cash flows for forecasted transactions, excluding forecasted transactions related to the payment of variable interest, is four years. For the three and six months ended June 30, 2001, no fair value or cash flow hedges were de-recognized or discontinued.

         The FASB reached a conclusion in June 2001 that contracts for the purchase or sale of electricity, both forward and option contracts, including capacity contracts, may qualify for the normal purchases and sales exemption and are not required to be accounted for as derivatives under SFAS No. 133. In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business. Substantially all of AES's power sales contracts either meet these criteria and will qualify for the normal purchases and sales exemption or do not meet the definition of a derivative.

9. COMPREHENSIVE (LOSS) INCOME

         The components of comprehensive (loss) income for the three and six months ended June 30, 2001 and 2000 are as follows (in millions):

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               ----------------------------   -----------------------------
                                                               JUNE 30, 2001  JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                               -------------  -------------   -------------   -------------
Net income................................................            $ 112          $ 140          $ 218          $ 407
Foreign currency translation adjustment...................             (319)          (137)          (556)          (100)
Change in derivative fair value...........................               78             --            (65)            --
Realized gain on investment sale..........................               --             --             --            (68)
Unrealized loss on securities.............................               --             (1)            (2)           (38)
                                                           -----------------------------------------------------------------
Comprehensive (loss) income...............................            $(129)         $   2          $(405)         $ 201
                                                           =================================================================

10. SEGMENTS

         Information about the Company's operations by segment are as follows (in millions):

                                                                                                        EQUITY
                                                                     REVENUE (1)      GROSS MARGIN     EARNINGS
                                                                     -----------      ------------     --------
Quarter Ended June 30, 2001
Generation....................................................           $1,052              $246          $15
Distribution..................................................            1,163               215           84
                                                                 --------------------------------------------------
   Total......................................................           $2,215              $461          $99
                                                                 ==================================================

Quarter Ended June 30, 2000
Generation....................................................           $  838              $315         $ 9
Distribution..................................................              913                78          90
                                                                 --------------------------------------------------
   Total......................................................           $1,751              $393         $99
                                                                 ==================================================

                                                                                                        EQUITY
                                                                     REVENUE (1)      GROSS MARGIN     EARNINGS
                                                                     -----------      ------------     --------
Six Months Ended June 30, 2001
Generation...................................................          $2,261           $  614            $ 32
Distribution.................................................           2,499              471             117
                                                                 --------------------------------------------------
    Total....................................................          $4,760           $1,085            $149
                                                                 ==================================================

Six Months Ended June 30, 2000
Generation...................................................          $1,708           $  662            $ 34
Distribution.................................................           1,739              207             183
                                                                 --------------------------------------------------
    Total....................................................          $3,447           $  869            $217
                                                                 ==================================================

         (1) Intersegment revenues for the quarters ended June 30, 2001 and 2000 were $15 million and $14 million, respectively and for the six months ended June 30, 2001 and 2000 were $52 million and $37 million, respectively.

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

         AES's generation business represented 48% of total revenues for the six months ended June 30, 2001 compared to 50% for the six months ended June 30, 2000. Sales within the generation business are made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates, as well as directly into power pools. The Company owns new plants constructed for such purposes ("greenfield" plants) as well as older power plants acquired through competitively bid privatization initiatives or negotiated acquisitions.

         AES's distribution business represented 52% of total revenues for the six months ended June 30, 2001 compared to 50% for the six months ended June 30, 2000. Electricity sales by AES's distribution businesses, including affiliates, are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authorities. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell.

         Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. At June 30, 2001, capitalized costs for projects under development and in early stage construction were approximately $106 million. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

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

         The Company strives for operating excellence as a key element of its strategy, which it believes it accomplishes by minimizing organizational layers and maximizing company-wide participation in decision-making. In meeting these goals, the Company may from time to time implement restructuring and severance plans, which may have a material impact on results of operations in the period in which the plan is implemented. The Company also believes that effective control of its businesses is an important requirement for implementing the Company's philosophy and business strategy, and it will actively seek to acquire control or divest of its interest in those businesses it does not currently control. In addition, the Company regularly evaluates each of its businesses to determine whether conditions or events have significantly changed the economics of the respective business. The Company is currently evaluating certain of its distribution businesses in South America and Asia as well as certain of its generation businesses in Asia. To the extent the Company decides to divest its interest in these or other businesses, such transactions may result in a gain or loss.

         The financing for such acquisitions, in contrast to that for greenfield development, often must be arranged quickly and therefore may preclude the Company from arranging non-recourse project financing (the Company's historically preferred financing method, which is discussed further under "Capital Resources, Liquidity and Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Moreover, acquisitions that are large, that occur simultaneously with one another or those occurring simultaneously with commencing construction on several greenfield developments would potentially require the Company to obtain substantial additional financing, including both debt and equity. As a result, and in order to enhance its financial capabilities to respond to these more accelerated opportunities the Company maintains an $850 million credit agreement and has approximately $6 billion of capacity under its current Shelf Registrations.

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

         In Brazil, the combined effects of growth in demand, decreased rainfall on the country's heavily hydro-electric dependent generating capacity and delays by the Brazilian energy regulatory authorities in developing an attractive regulatory structure necessary to encourage new non-hydro electric generation in the country have led to projected shortages of electricity to meet expected demand in certain regions of Brazil. As a result, electricity rationing has been implemented by the Brazilian government. As a result of such conditions during the second quarter of 2001, the Company, through its subsidiaries and affiliates that are impacted, is recording its consolidated financial results in accordance with the relevant terms of the contractual provisions (in particular, Annex V) included in the initial contracts between most electricity distribution and hydro-electric generation companies in Brazil. Annex V is a set of contractual provisions that contain a mathematical formula which was designed in the initial contract to reduce the impact on generators during times (such as rationing periods) when reservoir levels are low and spot electricity prices are high. Under their initial contracts, generators are required to provide a fixed volume of electricity to distribution companies. In rationing situations, Annex V decreases the generators' contractual fixed volume obligations to correspond to the hydrological levels and spot electricity prices, however, that contractual reduction is generally not sufficient to cover the full extent of the actual reductions in energy available resulting from the water shortage conditions. As such, the generators are required to fulfill the remaining portion of their reduced contractual obligations to the distributors with a calculated and financially settled payment under the terms of Annex V. Such calculated payment effectively provides compensation to the distributors for the shortfall in actual electricity delivered by the generators and serves to partially offset the reductions in operating income experienced by the distributors resulting from the implications of lower electricity demand under imposed rationing conditions. During the quarter ended June 30, 2001, the Company recorded a net contribution of approximately $38 million, before income taxes, related to the existing contractual provisions of Annex V. Annex V also provides that the Brazilian government can, by decree, amend the payments required by Annex V. Numerous Brazilian officials have verbally indicated that they do not intend to make any such amendments. There can be no assurances that such current pledge will continue to be honored, or that the current contractual provisions of Annex V will be honored by any or all of the generators required to make payments thereunder. Any such governmental amendment in the future or extended or significant non-payment by the generators subject to Annex V may have a material adverse effect on the Company's results of operations or financial condition.

         Additionally, during the six months ended June 30, 2001, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.96 at December 31, 2000 to 2.31 at June 30, 2001. This devaluation resulted in significant foreign currency translation and transaction losses during the first and second quarter of 2001. The Company recorded non-cash foreign currency transaction losses after income taxes at its Brazilian affiliates of approximately $59 million, or $0.11 per share, and $47 million, or $0.09 per share, for the first quarter and second quarter of 2001, respectively. The Company also incurred $556 million in foreign currency translation losses during the six months ended June 30, 2001 which are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. Further devaluation of the Brazilian Real would continue to have a negative impact on the Company's results of operations.

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

RESULTS OF OPERATIONS

          REVENUES. Revenues increased $470 million, or 27%, to $2.22 billion for the three months ended June 30, 2001 from $1.75 billion for the three months ended June 30, 2000. Revenues increased $1.31 billion, or 38%, to $4.76 billion for the six months ended June 30, 2001 from $3.45 billion for the six months ended June 30, 2000. The increase in revenues for both the three and six month periods ended June 30, 2001 is due primarily to the acquisition of new generation and distribution businesses, as well as from existing operations and new operations of greenfield projects.

         Generation revenues increased $212 million, or 25%, to $1.05 billion for the three months ended June 30, 2001, from $838 million for the three months ended June 30, 2000. Revenues increased $550 million, or 32%, to $2.26 billion for the six months ended June 30, 2001 from $1.71 billion for the six months ended June 30, 2000. The increase in generation revenues for the three and six months ended June 30, 2001 is due to the acquisition of Gener, as well as the start of commercial operations at Merida III and Uruguaiana, and the acquisition of a controlling interest in NIGEN. These increases were slightly offset by lower revenues from Thames due to the contract buyout, lower market prices received by the United Kingdom businesses and the reduced revenues recorded at Tiete due to electricity rationing.

         Distribution revenues increased $247 million, or 27%, to $1.16 billion for the three months ended June 30, 2001, from $913 million for the three months ended June 30, 2000. Revenues increased $760 million, or 44%, to $2.50 billion for the six months ended June 30, 2001, from $1.74 billion for the six months ended June 30, 2000. The increase in distribution revenues for the three and six months ended June 30, 2001 is due primarily to the acquisition of EDC and CAESS as well as increased revenues from EDE Este.

         GROSS MARGIN. Gross margin, which represents total revenues reduced by cost of sales, increased $68 million, or 17%, to $461 million for the three months ended June 30, 2001, from $393 million for the three months ended June 30, 2000. Gross margin as a percentage of revenues decreased to 21% for the three months ended June 30, 2001 from 23% for the three months ended June 30, 2000. Gross margin increased $221 million, or 25%, to $1.09 billion for the six months ended June 30, 2001, from $869 million for the six months ended June 30, 2000. Gross margin as a percentage of revenues decreased to 23% for the six months ended June 30, 2001, from 25% for the six months ended June 30, 2000. The increase in gross margin for both the three and six months ended June 30, 2001 is due to the acquisition of new businesses and the increase in existing businesses offset by declines at certain other existing businesses. The decrease in gross margin as a percentage of revenues is due to a higher percentage of the Company's operations being derived from distribution businesses in 2001 than in the same period of 2000. The distribution businesses generally experience lower gross margin percentages because of the retail nature of the business.

         The generation gross margin decreased $69 million, or 22%, to $246 million for the three months ended June 30, 2001, from $315 million for the three months ended June 30, 2000. The generation gross margin as a percentage of revenues decreased to 23% for the three months ended June 30, 2001, from 38% for the three months ended June 30, 2000. The generation gross margin decreased $48 million, or 7%, to $614 million for the six months ended June 30, 2001, from $662 million for the six months ended June 30, 2000. The generation gross margin as a percentage of revenue decreased to 27% for the six months ended June 30, 2001 from 39% for the six months ended June 30, 2000. The decrease in gross margin for the three and six months ended June 30, 2001 is primarily due to declines at Tiete due to electricity rationing including costs associated with the contractual provisions of Annex V as discussed above, the United Kingdom businesses due to lower market prices, Thames due to the contract buyout and lower margins at CHIGEN. These declines are offset slightly by the acquisition of Gener. The generation gross margin as a percentage of revenues decreased due to the acquisition of generation businesses with overall gross margin percentages, which are lower than the overall portfolio of generation businesses and also due to the lower contribution made by the United Kingdom businesses because of the lower market prices.

         The distribution gross margin increased $137 million, or 176%, to $215 million for the three months ended June 30, 2001, from $78 million for the three months ended June 30, 2000. The distribution gross margin as a percentage of revenues increased to 18% for the three months ended June 30, 2001, from 9% for the three months ended June 30, 2000. The increase in gross margin for the three months ended June 30, 2001 is due to the acquisition of EDC and increases at EDE Este and NewEnergy. Distribution gross margin increased $264 million, or 128%, for the six months ended June 30, 2001, from $207 million for the six months ended June 30, 2000. The distribution gross margin as a percentage of revenue increased to 19% for the six months ended June 30, 2001, from 12% for the six months ended June 30, 2000. The increase in gross margin for the six months ended June 30, 2001 is due to the acquisition of EDC and CAESS, along with increases at NewEnergy and IPALCO. These increases were slightly offset by decreases at Telasi. The distribution margin as a percentage of revenues increased slightly due to higher gross margins from newly acquired companies offset slightly by a lower gross margin at Telasi.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $27 million, or 142%, to $46 million for the three months ended June 30, 2001, from $19 million for the three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues were 2% for the three months ended June 30, 2001 and 1% for the three months ended June 30, 2000. Selling, general and administrative expenses increased $20 million, or 42%, to $68 million for the six months ended June 30, 2001, from $48 million for the six months ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenue were 1% for both the six months ended June 30, 2001 and 2000. The overall increase in selling, general and administrative expenses during both the three and six months ended June 30, 2001 is due to increased development activities.

         INTEREST EXPENSE, NET. Interest expense, net consists of interest expense offset by interest income. Interest expense increased $66 million, or 20%, to $394 million for the three months ended June 30, 2001, from $328 million for the six months ended June 30, 2000. Interest expense as a percentage of revenue was 18% for the three months ended June 30, 2001 and 19% for the three months ended June 30, 2000. Interest expense increased $203 million, or 33%, to $815 million for the six months ended June 30, 2001 from $612 for the six months ended June 30, 2000. Interest expense as a percentage of revenue was 17% for the six months ended June 30, 2001 and 18% for the six months ended June 30, 2000. Interest expense increased overall primarily due to the interest expense at new businesses, as well as additional corporate interest costs arising from the senior debt and convertible securities issued within the past twelve months to finance new investments. Interest income increased $3 million, or 4%, to $70 million from $67 million for the three months ended June 30, 2000. Interest income as a percentage of revenue was 3% for the three months ended June 30, 2001 and 4% for the three months ended June 30, 2000. Interest income increased $53 million, or 61% to $140 million for the six months ended June 30, 20001 from $87 million for the six months ended June 30, 2000. Interest income as a percentage of revenue remained constant at 3% for both the six months ended June 30, 2001 and 2000. The increase in interest income for the six months ended June 30, 2001 is due primarily to the additional interest income gained from the acquisition of new businesses.

         OTHER INCOME. The Company reported $41 million of other income for the three months ended June 30, 2001, as compared to $5 million for the three months ended June 30, 2000. Other income was $28 million for the six months ended June 30, 2001 as compared to $17 million for the six months ended June 30, 2000. Other income includes sales of assets or investments, foreign currency changes from consolidated subsidiaries and mark-to-market adjustments on derivative financial instruments and other investments. The overall change in other income is due primarily to mark-to-market adjustments on certain derivative financial instruments and other investments slightly offset by declines in the British Pound.

         EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates was $99 million for both the three months ended June 30, 2001 and 2000. Equity in earnings of affiliates for the three months ended June 30, 2001 remained constant with increases in equity in earnings of generation affiliates offset by declines in equity in earnings of distribution affiliates. Equity in earnings of affiliates decreased $68 million, or 31%, to $149 million for the six months ended June 30, 2001 from $217 million for the six months ended June 30, 2000. The overall decrease in equity in earnings for the six months ended June 30, 2001 is due primarily to declines in equity in earnings of distribution affiliates.

         Equity in earnings of generation affiliates increased $6 million, or 67%, to $15 million for the three months ended June 30, 2001, from $9 million for the three months ended June 30, 2000. The increase in equity in earnings of generation affiliates for the three months ended June 30, 2001 is due primarily to contributions from Gener and OPGC. Equity in earnings of generation affiliates decreased $2 million, or 6%, to $32 million for the six months ended June 30, 2001, from $34 million for the six months ended June 30, 2000. The decrease is primarily due to the purchase of an additional interest in NIGEN thereby making it a consolidated subsidiary.

         Equity in earnings of distribution affiliates decreased $6 million, or 7%, to $84 million for the three months ended June 30, 2001, from $90 million for the three months ended June 30, 2000. Equity in earnings of distribution affiliates decreased $66 million, or 36%, to $117 million for the six months ended June 30, 2001, from $183 million for the six months ended June 30, 2000. The decrease is due primarily to the devaluation of the Brazilian Real. Equity in earnings of distribution affiliates included foreign currency transaction losses on a pretax basis of $72 million and $162 million for the three and six months ended June 30, 2001, respectively. Our distribution concession contracts in Brazil provide for annual tariff adjustments based upon changes in the local inflation rates, and generally significant devaluations are followed by increased local currency inflation. However, because of the lack of direct adjustment to the current exchange rate, the in arrears nature of the respective adjustment to the tariff or the potential delays or magnitude of the resulting local currency inflation of the tariff, the future results of operations of AES's distribution companies in Brazil could be adversely affected by the continued devaluation of the Brazilian Real. These losses were offset by increases from operations at Eletropaulo due to an increased ownership percentage and the increased contribution from selling excess capacity under the provisions of Annex V.

          INCOME TAXES. Income taxes (including income taxes on equity in earnings) increased $1 million to $61 million for the three months ended June 30, 2001, from $60 million for the three months ended June 30, 2000. The company's effective tax rate was 35% and 30% for the second quarter of 2001 and 2000, respectively. Income taxes (including income taxes on equity in earnings) decreased $75 million, to $118 million for the six months ended June 30, 2001, from $193 million for the six months ended June 30, 2000. The Company's effective tax rate was 35% and 32% for the six months ended June 30, 2001 and 2000, respectively. The increase in the effective income tax rate is due to increased dividends from foreign businesses.

          MINORITY INTEREST. Minority interest increased $10 million, or 59%, to $27 million for the three months ended June 30, 2001, from $17 million for the three months ended June 30, 2000. Minority interest increased $24 million, or 69%, to $59 million for the six months ended June 30, 2001, from $35 million for the six months ended June 30, 2000. Distribution minority interest increases were slightly offset by decreases in generation minority interest.

         Generation minority interest decreased $9 million, or 82%, to $2 million for the three months ended June 30, 2001, from $11 million for the three months ended June 30, 2000. Generation minority interest decreased $6 million, or 25%, to $19 million for the six months ended June 30, 2001, from $25 million for the six months ended June 30, 2000. The decrease in generation minority interest for both the three and six months ended June 30, 2001 is due primarily to lower contributions from Tiete, Panama, CTSN and CHIGEN slightly offset by increased contributions from Gener and Columbia I.

         Distribution minority interest increased $19 million, or 326%, to $25 million for the three months ended June 30, 2001, from $6 million for the three months ended June 30, 2000. During the three months ended June 30, 2001 increases in distribution minority interest at EDE Este, EDC and CAESS were slightly offset by declines at CEMIG. Distribution minority interest increased $30 million, or 300%, to $40 million for the six months ended June 30, 2001, from $10 million for the six months ended June 30, 2000. During the six months ended June 30, 2001 increases at EDC and CAESS were slightly offset by declines at CEMIG.

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

         LOSS ON SALE OF POWER DIRECT. During the three months ended June 30, 2001, the Company sold the customers and related assets of AES Power Direct as a result of a decision to exit the distribution of electricity to residential customers through direct marketing. The Company reported a loss on the sale of $31 million.

         EXTRAORDINARY ITEM. On March 31, 2000, the Company renegotiated the corporate revolving bank loan to incorporate the letter of credit facility. Since the corporate revolving bank loan was not due until December 2000, the Company wrote-off the related deferred financing costs resulting in an extraordinary item for the early extinguishment of debt of $7 million, net of tax.

         NET INCOME. Net income decreased $28 million, or 20%, to $112 million for the three months ended June 30, 2001 from $140 for the three months ended June 30, 2000. The decrease in net income during the three months ended June 30, 2001 is primarily due to increases in corporate interest and the loss on the sale of Power Direct offset by increase in income from distribution businesses. Additionally the Company recorded $47 million, after income taxes, of foreign currency transaction losses during the three months ended June 30, 2001. Net income decreased $189 million, or 46%, to $218 million for the six months ended June 30, 2001 from $407 million for the six months ended June 30, 2000. The decrease in net income during the six months ended June 30, 2001 is primarily due to a decrease in equity in earnings of distribution affiliates caused by declines in the Brazilian Real exchange rate, increases in corporate interest expense, the loss on the sale of Power Direct and nonrecurring severance and transaction costs offset by increases in income from distribution businesses. The Company recorded $106 million, after income taxes, of foreign currency transaction losses during the six months ended June 30, 2001.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

         At June 30, 2001, cash and cash equivalents totaled approximately $1.2 billion compared to $950 million at December 31, 2000. The $240 million increase resulted from $1.1 billion of cash provided from operating activities and $830 million of cash provided by financing activities offset by a use of $1.7 billion for investing activities. The Company's operating activities includes a payment of $532 million for the Thames contract receivable. Significant investing activity includes additions to property, plant and equipment as well as continued construction activities at various projects and the acquisition of Gener, which included $551 million in goodwill. The net source of cash from financing activities was primarily the result of project finance borrowings of $2.5 billion offset, in part by repayments of project finance borrowings of $1.6 billion.

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

         In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $2.2 billion in cumulative foreign currency translation adjustment losses at June 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company believes that there have been no material changes in exposure to market risks during the second quarter of 2001 compared with exposure set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In September 1999, an appellate judge in the Minas Gerais, Brazil state court system granted a temporary injunction that suspended the effectiveness of a shareholders' agreement for CEMIG. This appellate ruling suspends the shareholders' agreement while the action to determine the validity of the shareholders' agreement is litigated in the lower court. In early November 1999, the same appellate court judge reversed this decision and reinstated the effectiveness of the shareholders' agreement, but did not restore the super majority voting rights that benefited the Company. In March 2000, a state court in Minas Gerais again ruled that the shareholders' agreement was invalid. The Company has appealed this decision and on August 7, 2001, the state appellate court upheld the invalidity of the shareholders' agreement. AES intends to appeal this decision before the Brazilian federal court. The Company intends to vigorously pursue its legal rights in this matter and to restore all of its rights regarding CEMIG. Failure to prevail in this matter would limit the Company's influence on the daily operations of CEMIG. However, the Company would still own approximately 21.6% of the voting common stock of CEMIG.

         The crisis in the California wholesale power market has directly or indirectly resulted in several administrative and legal (civil or criminal) actions involving the Company's businesses in California. Each of the Company's businesses in California (AES Southland, AES Placerita and AES New Energy) is subject to overlapping federal and state investigations by the Department of Justice, Federal Energy Regulatory Commission, California Attorney General's Office, the Market Oversight and Monitoring Committee of the California Independent System Operator ("ISO"), and the California Public Utility Commission. Each of these investigations is currently in the information gathering stage, and these businesses have responded to multiple requests for information about operations, maintenance and bidding behavior of the plants.

         In May 2001, the Department of Justice commenced an antitrust investigation pursuant to Section 1 of the Sherman Act relating to an agreement between AES Southland LLC and Williams Energy Services Company, which the Department of Justice alleges, limits the expansion of electric generating capacity at or near certain plants owned by AES Southland LLC. In connection therewith, the Department of Justice sent a Civil Investigative Demand ("CID") to AES Southland LLC requesting the answer to certain interrogatories and the production of documents. AES Southland LLC is cooperating with the terms of the CID.

         The Company is also involved in certain legal proceedings in the normal course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company held its Annual Meeting of Stockholders on April 19, 2001. The following matters were decided by a vote of the stockholders.

           ELECTION OF DIRECTORS

         NOMINEE                            FOR                                 AGAINST/ABSTAIN
         -------                            ---                                 ---------------
         Roger W. Sant                      418,098,710                                4,830,114
         Dennis W. Bakke                    381,296,627                               41,632,197
         Alice F. Emerson                   419,871,303                                3,057,521
         Robert F. Hemphill, Jr.            350,792,433                               72,136,391
         Frank Jungers                      419,830,307                                3,098,517
         John H. McArthur                   419,789,074                                3,139,750
         Hazel R. O'Leary                   419,726,281                                3,202,543
         Thomas I. Unterberg                417,027,293                                5,901,531
         Robert H. Waterman, Jr.            420,118,856                                2,809,968
         Philip Lader                       403,007,324                               19,921,500

         PROPOSAL TO APPROVE THE AES CORPORATION 2001 STOCK OPTION PLAN

                  FOR                       AGAINST                    ABSTAIN
                  ---                       -------                    -------
                 320,062,203             101,292,346                   1,574,275

         PROPOSAL TO APPROVE THE AES CORPORATION 2001 STOCK OPTION PLAN FOR OUTSIDE DIRECTORS

                  FOR                       AGAINST                    ABSTAIN
                  ---                       -------                    -------
                  371,759,184               49,538,706                 1,630,934

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

         (b) REPORTS ON FORM 8-K.

         Registrant filed a Current Report on Form 8-K dated April 10, 2001 relating to the acquisition of

         IPALCO Enterprises Inc. ("IPALCO") through a share exchange transaction.

         Registrant filed a Current Report on Form 8-K dated April 27, 2001, relating to the results of operation for the quarter ended March 31, 2001.

         Registrant filed a Current Report on Form 8-K dated June 5, 2001 relating to the filing of the Form of Seventh and Eight Supplemental Indentures between The AES Corporation and Bank One, National Association and the Form of Remarketing Agreement between The AES Corporation and Banc of America Securities LLC.

         Registrant filed a Current Report on Form 8-K dated June 5, 2001 to retroactively restate the financial position, results of operations and cash flows of The AES Corporation for the acquisition of IPALCO.

         Registrant filed a Current Report on Form 8-K/A dated June 8, 2001, which is an amendment to Form 8-K dated April 10, 2001 to provide separate financial statements of IPALCO and required pro forma financial information.

         Registrant filed a Current Report on Form 8-K/A dated June 18, 2001, to provide certain interim financial information of The AES Corporation, on a consolidated basis, including IPALCO.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE AES CORPORATION
                                       (Registrant)

Date: August 14, 2001                  By: /s/ BARRY J. SHARP
                                          -------------------
                                          Name:  Barry J. Sharp
                                          Title: Executive Vice President and
                                                 Chief Financial Officer