Form 10-Q
period 2001-09-30
AES CORPORATION
filed 2001-11-14
CIK 874761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19281

                              THE AES CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE
    (State or Other Jurisdiction of                         54-1163725
    Incorporation or Organization)             (I.R.S. Employer Identification No.)

  1001 NORTH 19TH STREET, ARLINGTON,                          22209
               VIRGINIA                                     (Zip Code)
    (Address of Principal Executive
               Offices)

                                 (703) 522-1315
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            ------------------------

    The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at November 9, 2001, was 533,053,532.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              THE AES CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION
Item 1.   Interim Financial Statements:
          Consolidated Statements of Operations.......................      1
          Consolidated Balance Sheets.................................      2
          Consolidated Statements of Cash Flows.......................      3
          Notes to Consolidated Financial Statements..................      4
Item 2.   Discussion and Analysis of Financial Condition and Results
          of Operations...............................................     13
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     21

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     22
Item 2.   Changes in Securities and Use of Proceeds...................     22
Item 3.   Defaults Upon Senior Securities.............................     22
Item 4.   Submission of Matters to a Vote of Security Holders.........     22
Item 5.   Other Information...........................................     22
Item 6.   Exhibits and Reports on Form 8-K............................     22
Signatures............................................................     23

                              THE AES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2001             2000             2001             2000
                                            --------------   --------------   --------------   --------------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..................................      $ 2,268          $ 1,995          $ 7,028          $ 5,442
Cost of sales.............................       (1,762)          (1,475)          (5,437)          (4,053)
Selling, general and administrative
  expenses................................          (19)             (21)             (87)             (69)
Interest expense, net.....................         (403)            (339)          (1,077)            (864)
Other income (expense)....................          (11)               9               17               26
Equity in earnings (loss) before income
  tax.....................................          (23)             102              126              319
Gain on sale of investment................           --               --               --              112
Severance and transaction costs...........          (37)              --             (131)              --
Loss on sale of Power Direct..............           --               --              (31)              --
                                                -------          -------          -------          -------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST................................           13              271              408              913
  Income tax provision....................            2               75              120              268
  Minority interest.......................            8               32               67               67
                                                -------          -------          -------          -------
INCOME BEFORE EXTRAORDINARY ITEM..........            3              164              221              578
  Extraordinary item, net of tax-early
    extinguishment of debt................           --               --               --               (7)
                                                -------          -------          -------          -------
NET INCOME................................      $     3          $   164          $   221          $   571
                                                =======          =======          =======          =======
BASIC EARNINGS PER SHARE:
  Before extraordinary item...............      $  0.01          $  0.33          $  0.42          $  1.22
  Extraordinary item......................           --               --               --            (0.01)
                                                -------          -------          -------          -------
    Total.................................      $  0.01          $  0.33          $  0.42          $  1.21
                                                =======          =======          =======          =======
DILUTED EARNINGS PER SHARE:
  Before extraordinary item...............      $  0.01          $  0.32          $  0.41          $  1.17
  Extraordinary item......................           --               --               --            (0.01)
                                                -------          -------          -------          -------
    Total.................................      $  0.01          $  0.32          $  0.41          $  1.16
                                                =======          =======          =======          =======

                See Notes to Consolidated Financial Statements.

                              THE AES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2001            2000
                                                              --------------   -------------
                                                                     ($ IN MILLIONS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $ 1,297          $   950
  Short-term investments....................................         294            1,297
  Accounts receivable, net of reserves of $177 and $203,
    respectively............................................       1,586            1,564
  Inventory.................................................         589              571
  Receivable from affiliates................................          17               27
  Prepaid expenses and other current assets.................         572            1,375
                                                                 -------          -------
    Total current assets....................................       4,355            5,784

PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................         609              657
  Electric generation and distribution assets...............      20,661           18,627
  Accumulated depreciation and amortization.................      (3,125)          (2,651)
  Construction in progress..................................       4,747            2,874
                                                                 -------          -------
    Property, plant and equipment, net......................      22,892           19,507

OTHER ASSETS:
  Deferred financing costs, net.............................         447              381
  Project development costs.................................          80              114
  Investments in and advances to affiliates.................       3,005            3,122
  Debt service reserves and other deposits..................         408              517
  Excess of cost over net assets acquired, net..............       2,834            2,307
  Other assets..............................................       2,360            1,306
                                                                 -------          -------
    Total other assets......................................       9,134            7,747
                                                                 -------          -------
      TOTAL ASSETS..........................................     $36,381          $33,038
                                                                 =======          =======
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................     $   771          $   833
  Accrued interest..........................................         505              417
  Accrued and other liabilities.............................       1,624            1,318
  Non-recourse debt - current portion.......................       2,466            2,471
                                                                 -------          -------
    Total current liabilities...............................       5,366            5,039

LONG-TERM LIABILITIES:
  Non-recourse debt.........................................      14,291           12,863
  Recourse debt.............................................       5,396            3,458
  Deferred income taxes.....................................       2,105            1,863
  Other long-term liabilities...............................       1,757            1,603
                                                                 -------          -------
    Total long-term liabilities.............................      23,549           19,787
MINORITY INTEREST...........................................       1,110            1,442
COMPANY-OBLIGATED CONVERTIBLE MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY
  JUNIOR SUBORDINATED DEBENTURES OF AES.....................       1,228            1,228
STOCKHOLDERS' EQUITY:
  Common stock..............................................           5                5
  Additional paid-in capital................................       5,207            5,172
  Retained earnings.........................................       2,757            2,551
  Accumulated other comprehensive loss......................      (2,841)          (1,679)
  Treasury stock, at cost...................................          --             (507)
                                                                 -------          -------
    Total stockholders' equity..............................       5,128            5,542
                                                                 -------          -------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY..............     $36,381          $33,038
                                                                 =======          =======

                See Notes to Consolidated Financial Statements.

                              THE AES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2001             2000
                                                              --------------   --------------
                                                                      ($ IN MILLIONS)
OPERATING ACTIVITIES:
Net cash provided by operating activities...................      $ 1,311          $   246
INVESTING ACTIVITIES:
  Property additions........................................       (2,267)          (1,417)
  Acquisitions, net of cash acquired........................       (1,365)          (1,517)
  (Purchase) sale of short-term investments, net............          (96)              25
  Proceeds from sale of available-for-sale securities.......           --              114
  Proceeds from sale of assets..............................           43               13
  Affiliate advances and equity investments.................         (116)            (288)
  Project development costs.................................          (84)             (85)
  Decrease (increase) in restricted cash....................        1,104             (144)
  Debt service reserves and other assets....................          111              (95)
                                                                  -------          -------
Net cash used in investing activities.......................       (2,670)          (3,394)
FINANCING ACTIVITIES:
  Borrowings (repayments) under the revolver, net...........          110              (55)
  Issuance of long-term debt and other coupon bearing
    securities..............................................        3,864            5,003
  Repayments of long-term debt and other coupon bearing
    securities..............................................       (2,130)          (2,149)
  Payments for deferred financing costs.....................         (136)            (110)
  Proceeds from sale of common stock, net...................           31              963
  Dividends paid............................................          (15)             (41)
  Distributions to minority interests.......................          (34)             (41)
  Contributions by minority interests.......................           16               25
                                                                  -------          -------
Net cash provided by financing activities...................        1,706            3,595
Increase in cash and cash equivalents.......................          347              447
Cash and cash equivalents, beginning of period..............          950              693
                                                                  -------          -------
Cash and cash equivalents, end of period....................      $ 1,297          $ 1,140
                                                                  =======          =======
SUPPLEMENTAL INTEREST AND INCOME TAXES DISCLOSURES:
Cash payments for interest, net of amounts capitalized......      $ 1,144          $   793
                                                                  =======          =======
Cash payments for income taxes, net of refunds..............      $   201          $   143
                                                                  =======          =======
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Liabilities assumed in purchase transactions................      $ 1,362          $ 2,508
                                                                  =======          =======
Common stock issued for acquisition.........................      $   511          $     8
                                                                  =======          =======

                See Notes to Consolidated Financial Statements.

                              THE AES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of The AES Corporation, its subsidiaries and controlled affiliates (the "Company" or "AES"). Intercompany transactions and balances have been eliminated. Investments in affiliates over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method.

    As more fully discussed in Note 5, during March 2001, the Company entered into a business combination with IPALCO Enterprises, Inc. ("IPALCO"). The business combination has been accounted for as a pooling of interests, and the historical consolidated financial statements of the Company for all periods presented have been restated to include the financial position, results of operations and cash flows of IPALCO.

    In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the nine months ended September 30, 2001 and 2000, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements, which are incorporated herein by reference to the Company's financial statements for the year ended December 31, 2000 included in the Form 8-K filed on June 5, 2001.

2. BRAZIL REGULATORY RISKS

    In Brazil, AES has interests in four distribution companies or integrated utilities (the "Brazilian Businesses"). These companies have long-term concession agreements, which although varying in term, have similar clauses providing for tariff adjustments based on certain specific events or circumstances. These adjustments occur annually (at different times) for each Brazilian Business and, in certain instances, in response to specific requests for adjustment. Adjustments to the tariff rates during the annual proceedings are designed to reflect, among others, (i) increases in the inflation rate as represented by a Brazilian inflation index ("IGPM"), and (ii) increases in specified operating costs (including purchased power costs), in each case as measured over the preceding twelve months. The specific tariff adjustment mechanism provides each Brazilian Business the option to request additional rate adjustments arising from significant events, such as the increase in cost of purchased power due to exchange rate variations, which disrupt the economic and financial equilibrium of such business. Other normal, or recurring, events are also included as a specific tariff increase and may include normal increases in purchased power costs, taxes on revenue generated or local inflation. The Brazilian Business requesting relief has the burden to prove the impact on its financial or economic equilibrium, however, there can be no assurance that such adjustments will be granted. Each Brazilian Business intends to recover the specific rate adjustments provided for in the concession agreements, and $274 million of these costs (representing the Company's portion of such costs) that are expected to be recovered through future tariff increases were deferred at September 30, 2001.

    Also in Brazil, the combined effects of growth in demand, decreased rainfall on the country's heavily hydro-electric dependent generating capacity and delays by the Brazilian energy regulatory authorities in developing an attractive regulatory structure necessary to encourage new non-hydro electric generation in the country have led to shortages of electricity to meet expected demand in

                              THE AES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

2. BRAZIL REGULATORY RISKS (CONTINUED)
certain regions of Brazil. As a result, electricity rationing has been implemented by the Brazilian government. As a result of such conditions during the second and third quarters of 2001, the Company, through its subsidiaries and affiliates that are impacted, is recording its consolidated financial results in accordance with the relevant terms of the contractual provisions (in particular, Annex V) included in the initial contracts between most electricity distribution and hydro-electric generation companies in Brazil. Annex V is a set of contractual provisions that contains a mathematical formula that was designed and included in the initial contract to reduce the impact on generators during times (such as rationing periods) when reservoir levels are low and spot electricity prices are high. Under their initial contracts, generators are required to provide a fixed volume of electricity to distribution companies. In rationing situations, Annex V decreases the generators' contractual fixed volume obligations to correspond to the hydrological levels and spot electricity prices, however, that contractual reduction is generally not sufficient to cover the full extent of the actual reductions in energy available resulting from the water shortage conditions. As such, the generators are required to fulfill the remaining portion of their reduced contractual obligations to the distributors with a calculated and financially settled payment under the terms of Annex V. Such calculated payment effectively provides compensation to the distributors for the shortfall in actual electricity delivered by the generators and serves to partially offset the reductions in operating income experienced by the distributors resulting from the implications of lower electricity demand under imposed rationing conditions. Since the implementation of electricity rationing in the second quarter of 2001, the Company has recorded net receivables of approximately $86 million related to the existing contractual provisions of Annex V. Any changes in the regulatory environment could affect the recoverability of these receivables.

3. FOREIGN CURRENCY DEVALUATION

    During the nine months ended September 30, 2001, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.96 at December 31, 2000 to 2.67 at September 30, 2001. This devaluation resulted in significant foreign currency translation and transaction losses during each of the first three quarters of 2001. The Company recorded non-cash foreign currency transaction losses after income taxes at its Brazilian affiliates of approximately $81 million, or $0.15 per diluted share, and $187 million, or $0.35 per diluted share, for the three and nine months ended September 30, 2001, respectively. The Company also recorded $889 million in foreign currency translation losses related to its Brazilian businesses during the nine months ended September 30, 2001 which are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.

4. EARNINGS PER SHARE

    Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and

                              THE AES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

4. EARNINGS PER SHARE (CONTINUED)
convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with SFAS No. 128, "EARNINGS PER SHARE".

                                                                 2001                              2000
                                                    ------------------------------   --------------------------------
                                                               WEIGHTED                           WEIGHTED
                                                      NET      AVERAGE                            AVERAGE
QUARTER ENDED SEPTEMBER 30,                          INCOME     SHARES      EPS      NET INCOME    SHARES      EPS
---------------------------                         --------   --------   --------   ----------   --------   --------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BASIC EARNINGS PER SHARE:
Income before extraordinary item..................    $  3       531       $0.01        $164        496       $0.33
Effect of assumed conversion of dilutive
  securities
  Options.........................................      --         6          --          --          9       (0.01)
  Warrants........................................      --        --          --          --          1          --
  Deferred Compensation Plan......................      --        --          --          --          1          --
  Debt Securities.................................      --        --          --          --         16       (0.01)
Interest savings from conversion of Debt
  Securities......................................      --        --          --           4         --        0.01
                                                      ----       ---       -----        ----        ---       -----
Dilutive earnings per share:......................    $  3       537       $0.01        $168        523       $0.32
                                                      ====       ===       =====        ====        ===       =====

                                                                 2001                              2000
                                                    ------------------------------   --------------------------------
                                                               WEIGHTED                           WEIGHTED
                                                      NET      AVERAGE                            AVERAGE
NINE MONTHS ENDED SEPTEMBER 30,                      INCOME     SHARES      EPS      NET INCOME    SHARES      EPS
-------------------------------                     --------   --------   --------   ----------   --------   --------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BASIC EARNINGS PER SHARE:
Income before extraordinary item..................    $221       531       $0.42        $578        474       $1.22
Effect of assumed conversion of dilutive
  securities
  Options.........................................      --         7       (0.01)         --          9       (0.02)
  Warrants........................................      --        --          --          --          1          --
  Deferred Compensation Plan......................      --        --          --          --          1          --
  Debt Securities.................................      --        --          --          --         24       (0.06)
Interest savings from conversion of Debt
  Securities......................................      --        --          --          16         --        0.03
                                                      ----       ---       -----        ----        ---       -----
Dilutive earnings per share:......................    $221       538       $0.41        $594        509       $1.17
                                                      ====       ===       =====        ====        ===       =====

5. BUSINESS COMBINATIONS

    The only significant business combination completed during the nine month period ended September 30, 2001, was the acquisition IPALCO. There have been other acquisitions completed by the Company, including Gener S.A., SONEL and ThermoEcotek, which are not individually or in the aggregate considered significant.

POOLING OF INTERESTS

    On March 27, 2001, AES completed its merger with IPALCO through a share exchange transaction in accordance with the Agreement and Plan of Share Exchange dated July 15, 2000, between AES and IPALCO, and IPALCO became a wholly-owned subsidiary of AES. The Company

                              THE AES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

5. BUSINESS COMBINATIONS (CONTINUED)
accounted for the combination as a pooling of interests. Each of the outstanding shares of IPALCO common stock was converted into the right to receive 0.463 shares of AES common stock. The Company issued approximately 41.5 million shares of AES common stock. The consideration consisted of newly issued shares of AES common stock. IPALCO is an Indianapolis-based utility with 3,000 MW of generation and 433,000 customers in and around Indianapolis.

    The Company issued approximately 346,000 options for the purchase of AES common stock in exchange for IPALCO outstanding options using the exchange ratio. All unvested IPALCO options became vested pursuant to the existing stock option plan upon the change in control.

    In connection with the merger with IPALCO, the Company incurred contractual liabilities associated with existing termination benefit agreements and other merger related costs for investment banking, legal and other fees. These costs, which were $131 million, are shown separately in the accompanying statements of operations.

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2001             2000             2001             2000
                                            --------------   --------------   --------------   --------------
                                                                     ($ IN MILLIONS)
Revenues:
  AES.....................................      $2,043           $1,761           $6,381           $4,775
  IPALCO..................................         225              234              647              667
                                                ------           ------           ------           ------
                                                $2,268           $1,995           $7,028           $5,442
                                                ======           ======           ======           ======
Extraordinary Item:
  AES.....................................          --               --               --           $   (7)
  IPALCO..................................          --               --               --               --
                                                ------           ------           ------           ------
                                                    --               --               --           $   (7)
                                                ======           ======           ======           ======
Net Income:
  AES.....................................      $  (21)          $  134           $  177           $  419
  IPALCO..................................          24               30               44              152
                                                ------           ------           ------           ------
                                                $    3           $  164           $  221           $  571
                                                ======           ======           ======           ======

    There have been no changes to the significant accounting policies of AES or IPALCO due to the merger. Both AES and IPALCO have the same fiscal years. There were no intercompany transactions between the two companies.

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES

    The Company is a party to joint ventures/consortium agreements through which the Company has equity investments in Companhia Energetica de Minas Gerais ("CEMIG"), Light-Servicos de Eletricidade S.A. ("Light") and Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. ("Eletropaulo"). The joint venture/consortium parties generally share operational control of the investee. The agreements prescribe ownership and voting percentages as well as other matters. The

                              THE AES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED)
Company records its share of earnings from its equity investees on a pre-tax basis. The Company's share of the investee's income taxes is recorded in income tax expense.

    In December 2000, a subsidiary of the Company entered into an agreement with EDF International S.A. ("EDF") to jointly acquire an additional 9.2% interest in Light, which is held by a subsidiary of Companhia Siderurgica Nacional ("CSN"). In January 2001, pursuant to this transaction, the Company acquired an additional 2.75% interest in Light and a corresponding 0.83% in Eletropaulo for $114.6 million. At September 30, 2001, the Company owns approximately 23.89% of Light and 50.43% of Eletropaulo.

    Following the purchase of the Light shares previously owned by CSN, AES and EDF are the controlling shareholders of Light and Eletropaulo. AES and EDF have agreed that AES will eventually take operational control of Eletropaulo and the telecom businesses of Light and Eletropaulo, while EDF will eventually take operational control of Light and Eletropaulo's electric workshop business. AES and EDF intend to continue to pursue a further transfer of their ownership stakes in Light and Eletropaulo, the result of which AES would become the sole controlling shareholder of Eletropaulo and EDF would become the sole controlling shareholder of Light. Upon consummation of the transaction, AES will begin consolidating Eletropaulo's operating results. The structure and process by which this transfer may be affected are subject to approval by various Brazilian regulatory authorities and other third parties. As a result, there can be no assurance that this transfer will take place.

    The following table presents summarized financial information (in millions) for the Company's investments in affiliates over which it has the ability to exercise significant influence but does not control, which are accounted for using the equity method:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Revenues.................................................   $4,327     $2,894
Operating Income.........................................    1,184        894
Net Income...............................................      413        473

    Equity ownership percentages for these investments are presented below:

AFFILIATE                                COUNTRY             SEPTEMBER 30, 2001   DECEMBER 31, 2000
---------                                -------             ------------------   -----------------
CEMIG                                    Brazil                     21.62%              21.62%
Elsta                                    Netherlands                50.00               50.00
Kingston                                 Canada                     50.00               50.00
Light                                    Brazil                     23.89               21.14
Eletropaulo                              Brazil                     50.43               49.60
Medway Power, Ltd.                       United Kingdom             25.00               25.00
OPGC                                     India                      49.00               49.00
Chigen affiliates                        China                      30.00               30.00
Songas Limited                           Tanzania                   49.00               49.00
CESCO                                    India                      48.45               48.45
EDC affiliates                           Venezuela                  45.00               45.00
Gener affiliates                         Chile                      37.50                0.00

                              THE AES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

7. RECOURSE DEBT

    During the nine months ended September 30, 2001, the Company issued the following recourse debt (in millions):

                                                                  FINAL     FIRST CALL   SEPTEMBER 30,
                                               INTEREST RATE     MATURITY      DATE           2001
                                             -----------------   --------   ----------   --------------
Senior notes...............................      8.875%            2011       --             $  600
Senior notes...............................      8.375%            2011       --                125
Senior notes...............................      8.375%            2011       --                 74
Senior notes...............................       8.75%            2008       --                400
Remarketable or Redeemable Securities
  (ROARS)..................................      7.375%            2013       --                200
Credit Agreement...........................  LIBOR + 2.375%        2003      2001               425
                                                                                             ------
Total......................................                                                  $1,824
                                                                                             ======

8. LITIGATION

    The Company is involved in certain legal proceedings in the normal course of business. Certain claims, suits and complaints have been filed or are pending against the Company.

9. DERIVATIVE INSTRUMENTS

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

    For the three and nine months ended September 30, 2001, the impact of changes in derivative fair value primarily related to derivatives that do not qualify for hedge accounting treatment was a charge of $39 million, after income taxes, and a charge of $29 million, after income taxes, respectively. These amounts include a charge of $4 million, after income taxes, and a charge of $0.2 million, after income taxes, related to the ineffective portion of derivatives qualifying as cash flow and fair value hedges for the three and nine months ended September 30, 2001, respectively. There was no net effect on results of operations for the three and nine months ended September 30, 2001, of derivative and non-derivative instruments that have been designated and qualified as hedging net investments in foreign operations. Approximately
$43 million of other comprehensive loss related to derivative instruments as of September 30, 2001, is expected to be recognized as a reduction to earnings over the next twelve months. A portion of this amount is expected to be offset by the effects of hedge accounting. The accumulated balance in other comprehensive loss related to derivative transactions will be reclassified into earnings as interest expense is recognized for hedges of interest rate risk, as foreign currency transaction and translation gains and losses are recognized for hedges of foreign currency exposure and as electric and gas sales and purchases are recognized for hedges of forecasted electric and gas transactions.

                              THE AES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

9. DERIVATIVE INSTRUMENTS (CONTINUED)
    AES utilizes derivative financial instruments to hedge interest rate risk, foreign exchange risk and commodity price risk. The Company utilizes interest rate swap, cap and floor agreements to hedge interest rate risk on floating rate debt. The majority of AES's interest rate derivatives are designated and qualify as cash flow hedges. Currency forward and swap agreements are utilized to hedge foreign exchange risk which is a result of AES or one of its subsidiaries entering into monetary obligations in currencies other than its own functional currency. The majority of AES's foreign currency derivatives are designated and qualify as either fair value hedges or cash flow hedges. Certain derivative instruments and other non-derivative instruments are designated and qualify as hedges of the foreign currency exposure of a net investment in a foreign operation. The Company utilizes electric and gas derivative instruments, including swaps, options, forwards and futures, to hedge the risk related to electricity and gas sales and purchases. The majority of AES's electric and gas derivatives are designated and qualify as cash flow hedges. The maximum length of time over which AES is hedging its exposure to variability in future cash flows for forecasted transactions, excluding forecasted transactions related to the payment of variable interest, is four years. For the three and nine months ended September 30, 2001, no fair value or cash flow hedges were de-recognized or discontinued.

10. COMPREHENSIVE (LOSS) INCOME

    The components of comprehensive (loss) income for the three and nine months ended September 30, 2001 and 2000 are as follows (in millions):

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2001             2000             2001             2000
                                            --------------   --------------   --------------   --------------
Net income................................       $   3            $ 164           $  221            $ 571
Foreign currency translation adjustment...        (453)            (126)          (1,009)            (226)
Change in derivative fair value...........         (87)              --             (152)              --
Realized gain on investment sale..........          --               --               --              (68)
Unrealized loss on securities.............          --               --               (2)             (38)
                                                 -----            -----           ------            -----
Comprehensive (loss) income...............       $(537)           $  38           $ (942)           $ 239
                                                 =====            =====           ======            =====

11. SEGMENTS

    Information about the Company's operations by segment are as follows (in millions):

                                                                                            EQUITY
                                                                                           EARNINGS
                                                              REVENUE (1)   GROSS MARGIN    (LOSS)
                                                              -----------   ------------   --------
Quarter Ended September 30, 2001
Generation..................................................     $1,085        $  267        $  8
Distribution................................................      1,183           239         (31)
                                                                 ------        ------        ----
  Total.....................................................     $2,268        $  506        $(23)
                                                                 ======        ======        ====
Quarter Ended September 30, 2000
Generation..................................................     $  892        $  342        $  3

                              THE AES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

11. SEGMENTS (CONTINUED)

                                                                                            EQUITY
                                                                                           EARNINGS
                                                              REVENUE (1)   GROSS MARGIN    (LOSS)
                                                              -----------   ------------   --------
Distribution................................................      1,103           178          99
                                                                 ------        ------        ----
  Total.....................................................     $1,995        $  520        $102
                                                                 ======        ======        ====

                                                                                            EQUITY
                                                              REVENUE (1)   GROSS MARGIN   EARNINGS
                                                              -----------   ------------   --------
Nine Months Ended September 30, 2001
Generation..................................................     $3,346        $  881        $ 40
Distribution................................................      3,682           710          86
                                                                 ------        ------        ----
  Total.....................................................     $7,028        $1,591        $126
                                                                 ======        ======        ====
Nine Months Ended September 30, 2000
Generation..................................................     $2,599        $1,004        $ 37
Distribution................................................      2,843           385         282
                                                                 ------        ------        ----
  Total.....................................................     $5,442        $1,389        $319
                                                                 ======        ======        ====

------------------------

(1) Intersegment revenues for the quarters ended September 30, 2001 and 2000, were $16 million and $24 million, respectively, and for the nine months ended September 30, 2001 and 2000, were $68 million and $61 million, respectively.

    There have been no changes in the basis of segmentation since December 31, 2000.

12. NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS." This statement applies to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase accounting method for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "BUSINESS COMBINATIONS", and SFAS No. 38, "ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES." Under SFAS No. 141 all business combinations within the scope of the statement are to be accounted for using the purchase accounting method. The adoption of SFAS No. 141 will not have a material impact on the Company's consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other

                              THE AES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

12. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. The Company had $2.8 billion of goodwill at September 30, 2001. Goodwill amortization was $33 million and $81 million for the three and nine months ended September 30, 2001, respectively. The Company has not yet determined the impact that SFAS No. 142 will have on its financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The statement requires recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has not yet determined the impact that SFAS No. 143 will have on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF," but retains SFAS No. 121's fundamental provisions for recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supercedes the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS," for the disposal of a SEGMENT OF A BUSINESS (as previously defined in that Opinion) but retains APB Opinion No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 41, "CONSOLIDATED FINANCIAL STATEMENTS," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company has not yet determined the impact that SFAS No. 144 will have on its financial position or results of operations.

ITEM 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

OVERVIEW

    The AES Corporation (including its subsidiaries and affiliates are collectively referred to as "AES" or the "Company") is a global power company committed to serving the world's needs for electricity and other services in a socially responsible way. AES participates primarily in two related lines of business: electricity generation and distribution. AES's electricity generation business is characterized by sales from our power plants to nonaffiliated wholesale customers (generally electric utilities, regional electric companies, electricity marketers or wholesale commodity markets known as "power pools") for further resale to end-users. AES's distribution business is characterized by sales of electricity directly to end users such as commercial, industrial, governmental and residential customers through its distribution business.

    AES's generation business represented 48% of total revenues for both the nine months ended September 30, 2001 and 2000. Sales within the generation business are made under long-term contracts from power plants owned by the Company's subsidiaries and affiliates, as well as directly into power pools. Fluctuations in current market prices in the United Kingdom and in the northeastern United States, in particular, will have a corresponding impact on the revenues and results of operations of our non-long-term contract or "merchant" generation businesses in those regions. The Company owns newer plants constructed for such purposes ("greenfield" plants) as well as older power plants acquired through competitively bid privatization initiatives or negotiated acquisitions.

    AES's distribution business represented 52% of total revenues for both the nine months ended September 30, 2001 and 2000. Electricity sales by AES's distribution businesses, including affiliates, are generally made pursuant to the provisions of long-term electricity sale concessions granted by the appropriate governmental authorities. In certain cases, these distribution companies are "integrated", in that they also own electric power plants for the purpose of generating a portion of the electricity they sell.

    Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. At September 30, 2001, capitalized costs for projects under development and in early stage construction were approximately $80 million. The Company continues to evaluate whether these costs are recoverable, and no assurance can be given that individual projects will be completed and reach commercial operation.

    AES is also pursuing potential greenfield development projects and acquisitions in many countries. Several of these, if consummated, would require the Company to obtain substantial additional financing, including both debt and equity financing. The Company's future results of operations will be impacted, in part, by the completion, investment magnitude of and business characteristics of these and other potential development projects and acquisitions. The availability of financing, the pace of privatization of electricity businesses around the world, and the amount of competition within the industry will also impact the Company's ability to successfully complete development projects and acquisitions.

    The Company has been actively involved in the acquisition and operation of electricity assets in countries that are restructuring and deregulating their electricity industry. Some of these acquisitions have been made from other electricity companies that have chosen to exit the electricity generation business. In these types of situations, sellers generally seek to initiate and complete competitive solicitations in less than one year, which is much faster than the time incurred to complete greenfield developments, and require payment in full on transfer. AES believes that its experience in competitive markets and its worldwide integrated group structure (with its significant geographic coverage and presence) enable it to react quickly and creatively in such situations.

    The Company strives for operating excellence as a key element of its strategy, which it believes it accomplishes by minimizing organizational layers and maximizing company-wide participation in decision-making. In meeting these goals, the Company may from time to time implement restructuring and severance plans, which may have a material impact on results of operations in the period in which the plan is implemented. The Company also believes that effective control of its businesses is an important requirement for implementing the Company's philosophy and business strategy, and it will actively seek to acquire control or divest of its interest in those businesses it does not currently control. In addition, the Company regularly evaluates each of its businesses to determine whether conditions or events have significantly changed the economics of the respective business, or whether such business still fits within the Company's overall business strategy. The Company is currently evaluating certain of its distribution businesses in South America and Asia as well as certain of its generation businesses in South America, Europe and Asia. To the extent the Company decides to divest its interest in these or other businesses, such transactions may result in a gain or loss. Additionally, as a result of the Securities and Exchange Commission's approval pursuant to the Public Utility Holding Company Act of the Company's acquisition of IPALCO, AES is required to dispose of certain transmission and distribution assets owned by CILCO, a subsidiary of CILCORP.

    The financing for acquisitions, in contrast to that for greenfield development, often must be arranged quickly and therefore may preclude the Company from arranging non-recourse project financing (the Company's historically preferred financing method, which is discussed further under "Capital Resources, Liquidity and Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Moreover, acquisitions that are large, that occur simultaneously with one another or those occurring simultaneously with commencing construction on several greenfield developments would potentially require the Company to obtain substantial additional financing, including both debt and equity. As a result, and in order to enhance its financial capabilities to respond to these more accelerated opportunities, the Company maintains an $850 million credit agreement and has approximately
$6 billion of capacity under its current Shelf Registrations. However, there can be no assurance that sufficient funding will be available to the Company on acceptable terms.

    In the United States, the Company is currently operating or constructing 8 generation plants representing approximately 7,000 MWs that use natural gas to generate electricity. Five of these plants representing approximately 5,500 MWs have entered into tolling agreements wherein the Company converts the natural gas supplied by a third party into electricity for their use in return for a fixed payment. Therefore, the Company's results of operations from these plants should not be materially adversely impacted due to changes in natural gas prices.

    In Brazil, AES has interests in four distribution companies or integrated utilities (the "Brazilian Businesses"). These companies have long-term concession agreements, which although varying in term, have similar clauses providing for tariff adjustments based on certain specific events or circumstances. These adjustments occur annually (at different times) for each Brazilian Business and, in certain instances, in response to specific requests for adjustment. Adjustments to the tariff rates during the annual proceedings are designed to reflect, among others, (i) increases in the inflation rate as represented by a Brazilian inflation index ("IGPM"), and (ii) increases in specified operating costs (including purchased power costs), in each case as measured over the preceding twelve months. The specific tariff adjustment mechanism provides each Brazilian Business the option to request additional rate adjustments arising from significant events, such as the increase in cost of purchased power due to exchange rate variations, which disrupt the economic and financial equilibrium of such business. Other normal, or recurring, events are also included as a specific tariff increase and may include normal increases in purchased power costs, taxes on revenue generated or local inflation. The Brazilian

Business requesting relief has the burden to prove the impact on its financial or economic equilibrium, however, there can be no assurance that such adjustments will be granted. Each Brazilian Business intends to recover the specific rate adjustments provided for in the concession agreements, and $274 million of these costs (representing the Company's portion of such costs) that are expected to be recovered through future tariff increases were deferred at September 30, 2001. The Company's Brazilian Businesses are currently discussing certain provisions of the concession agreements with the Brazilian regulatory authorities. The inability of the Brazilian Businesses to recover all or a portion of these deferred costs may have a material adverse effect on the Company's results of operations or financial condition.

    Also in Brazil, the combined effects of growth in demand, decreased rainfall on the country's heavily hydro-electric dependent generating capacity and delays by the Brazilian energy regulatory authorities in developing an attractive regulatory structure necessary to encourage new non-hydro electric generation in the country have led to shortages of electricity to meet expected demand in certain regions of Brazil. As a result, electricity rationing has been implemented by the Brazilian government. As a result of such conditions during the second and third quarters of 2001, the Company, through its subsidiaries and affiliates that are impacted, is recording its consolidated financial results in accordance with the relevant terms of the contractual provisions (in particular, Annex V) included in the initial contracts between most electricity distribution and hydro-electric generation companies in Brazil. Annex V is a set of contractual provisions that contains a mathematical formula that was designed and included in the initial contract to reduce the impact on generators during times (such as rationing periods) when reservoir levels are low and spot electricity prices are high. Under their initial contracts, generators are required to provide a fixed volume of electricity to distribution companies. In rationing situations, Annex V decreases the generators' contractual fixed volume obligations to correspond to the hydrological levels and spot electricity prices, however, that contractual reduction is generally not sufficient to cover the full extent of the actual reductions in energy available resulting from the water shortage conditions. As such, the generators are required to fulfill the remaining portion of their reduced contractual obligations to the distributors with a calculated and financially settled payment under the terms of Annex V. Such calculated payment effectively provides compensation to the distributors for the shortfall in actual electricity delivered by the generators and serves to partially offset the reductions in operating income experienced by the distributors resulting from the implications of lower electricity demand under imposed rationing conditions. Since the implementation of electricity rationing in the second quarter of 2001, the Company has recorded net receivables of approximately $86 million related to the existing contractual provisions of Annex V. Any changes in the regulatory environment could affect the recoverability of these receivables. Annex V also provides that the Brazilian government can, by decree, amend the payments required by Annex V. The Company's subsidiaries have not yet received any of the Annex V payments to date, and certain Brazilian generators have indicated that they do not intend to make the required payments unless it is part of a broader resolution of the electricity rationing issue. There can be no assurances that the current contractual provisions of Annex V will be honored by any or all of the generators required to make payments thereunder. Any such governmental amendment in the future or extended or significant non-payment by the generators subject to Annex V may have a material adverse effect on the Company's results of operations or financial condition.

    Additionally, during the nine months ended September 30, 2001, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 1.96 at December 31, 2000 to 2.67 at September 30, 2001. This devaluation resulted in significant foreign currency translation and transaction losses during each of the first three quarters of 2001. The Company recorded non-cash foreign currency transaction losses after income taxes at its Brazilian affiliates of approximately $81 million, or $0.15 per diluted share, and $187 million, or $0.35 per diluted share, for the three and nine months ended September 30, 2001, respectively. The Company also recorded $889 million on the balance sheet in foreign currency translation losses related to its Brazilian businesses during the nine months ended

September 30, 2001. The Company's results of operations are impacted by the foreign currency transaction effects recorded on the consolidated statements of operations as well as by the translation of operating earnings from Brazilian Reals to U.S. Dollars. Further devaluation of the Brazilian Real would continue to have a negative impact on the Company's results of operations and financial position.

    In general, AES's results of operations may be affected by the potential impacts of additional or prolonged energy rationing in Brazil, changes in the selling prices for electricity at AES's generation businesses subject to short-term wholesale market prices, particularly in the United Kingdom and the northeastern region of the U.S., the effect of a significant or adverse change in the economic conditions in Argentina and the effects of delays in completion of new greenfield power plants currently under construction. In addition, the uncertainties in general market conditions reflected in the capital markets arising from the recent terrorist attacks against the U.S. may make it more difficult, or increase the cost, for AES to obtain financing in such markets and the resulting conflict and instability may have the effect of increasing certain risks associated with our operations in the Middle East.

    During March 2001, the Company entered into a business combination with IPALCO Enterprises, Inc. ("IPALCO"). The business combination has been accounted for as pooling of interests, and the historical consolidated financial information of the Company for all periods presented have been restated in the discussion of results operations below to include the financial position, results of operations and cash flows of IPALCO.

RESULTS OF OPERATIONS

    REVENUES. Revenues increased $270 million, or 14%, to $2.27 billion for the three months ended September 30, 2001 from $2.00 billion for the three months ended September 30, 2000. Revenues increased $1.59 billion, or 29%, to
$7.03 billion for the nine months ended September 30, 2001, from $5.44 billion for the nine months ended September 30, 2000. The increase in revenues for both the three and nine month periods ended September 30, 2001 is due primarily to the acquisition of new generation and distribution businesses, as well as from existing operations and new operations of greenfield projects.

    Generation revenues increased $198 million, or 22%, to $1.09 billion for the three months ended September 30, 2001, from $892 million for the three months ended September 30, 2000. Revenues increased $750 million, or 29%, to
$3.35 billion for the nine months ended September 30, 2001 from $2.60 billion for the nine months ended September 30, 2000. The increase in generation revenues for the three and nine months ended September 30, 2001 is due to the acquisitions of Gener, Ottana and an additional interest in Alicura, the start of commercial operations at Merida III, Uruguaiana and Haripur, the acquisition of a controlling interest in NIGEN and increased prices and volume at Placerita, Redondo Beach, Huntington Beach and Alamitos. These increases were slightly offset by lower revenues from Thames due to the partial contract prepayment in early 2001, lower market prices realized by the United Kingdom businesses, reduced revenues recorded at Tiete due to electricity rationing and decreased volume at Los Mina due to lower capacity.

    Distribution revenues increased $80 million, or 7%, to $1.18 billion for the three months ended September 30, 2001, from $1.10 billion for the three months ended September 30, 2000. Revenues increased $840 million, or 30%, to
$3.68 billion for the nine months ended September 30, 2001, from $2.84 billion for the nine months ended September 30, 2000. The increase in distribution revenues for the three and nine months ended September 30, 2001 is due primarily to the acquisitions of EDC, CAESS, Kievoblenergo, Rivenoblenergo and SONEL as well as increased revenues from EDE Este, New Energy and CILCORP.

    GROSS MARGIN. Gross margin, which represents total revenues reduced by cost of sales, decreased $14 million, or 3%, to $506 million for the three months ended September 30, 2001, from $520 million for the three months ended September 30, 2000. Gross margin as a percentage of revenues decreased to 22% for the three months ended September 30, 2001 from 26% for the three months ended September 30, 2000. Gross margin increased
$200 million, or 14%, to $1.59 billion for the nine months ended September 30, 2001, from $1.39 billion for the nine months ended September 30, 2000. Gross margin as a percentage of revenues decreased to 23% for the nine months ended September 30, 2001, from 26% for the nine months ended September 30, 2000. The decrease in gross margin for the three months ended September 30, 2001, is due primarily to the decline in gross margin at generation businesses. The increase in gross margin for the nine months ended September 30, 2001, is due primarily to increases in gross margin at distribution businesses. The decrease in gross margin as a percentage of revenues is primarily due to increased costs of sales associated with the contractual provisions of Annex V and lower market prices in the United Kingdom.

    The generation gross margin decreased $75 million, or 22%, to $267 million for the three months ended September 30, 2001, from $342 million for the three months ended September 30, 2000. The generation gross margin as a percentage of revenues decreased to 25% for the three months ended September 30, 2001, from 38% for the three months ended September 30, 2000. The generation gross margin decreased $119 million, or 12%, to $881 million for the nine months ended September 30, 2001, from $1.00 billion for the nine months ended September 30, 2000. The generation gross margin as a percentage of revenue decreased to 26% for the nine months ended September 30, 2001 from 39% for the nine months ended September 30, 2000. The decrease in gross margin for the three and nine months ended September 30, 2001 is primarily due to declines at Tiete due to electricity rationing including costs associated with the contractual provisions of Annex V, the United Kingdom businesses due to lower market prices, Thames due to the partial contract prepayment and lower margins at CHIGEN. These declines are partially offset by the acquisition of Gener and increases at Placerita, Redondo Beach, Huntington Beach and Alamitos. The generation gross margin as a percentage of revenues decreased due to the acquisition of generation businesses with overall gross margin percentages which are lower than the overall portfolio of generation businesses and also due to the lower contribution made by the United Kingdom businesses because of the lower market prices.

    The distribution gross margin increased $61 million, or 34%, to $239 million for the three months ended September 30, 2001, from $178 million for the three months ended September 30, 2000. The distribution gross margin as a percentage of revenues increased to 20% for the three months ended
September 30, 2001, from 16% for the three months ended September 30, 2000. The increase in gross margin for the three months ended September 30, 2001 is due to increases at IPALCO, EDE Este and CILCORP and the acquisition of CAESS. These increases were slightly offset by decreases at Sul, due to decreases in consumption, and Telasi. Distribution gross margin increased $325 million, or 84%, to $710 million for the nine months ended September 30, 2001, from $385 million for the nine months ended September 30, 2000. The distribution gross margin as a percentage of revenue increased to 19% for the nine months ended September 30, 2001, from 14% for the nine months ended September 30, 2000. The increase in gross margin for the nine months ended September 30, 2001 is due to the acquisitions of EDC and CAESS, along with increases at New Energy and IPALCO. These increases were slightly offset by decreases at Sul, due to decreases in consumption, and Telasi. The distribution margin as a percentage of revenues increased due to higher gross margins from newly acquired businesses offset slightly by a lower gross margin at Telasi.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $2 million, or 10%, to $19 million for the three months ended September 30, 2001, from $21 million for the three months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues were 1% for both the three months ended September 30, 2001 and 2000. Selling, general and administrative expenses increased
$18 million, or 26%, to $87 million for the nine months ended September 30, 2001, from $69 million for the nine months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenue were 1% for both the nine months ended September 30, 2001 and 2000. The overall decrease in selling, general and administrative expenses for the three months ended September 30, 2001, is a result of close monitoring and containment of overhead and development expenses. The overall increase in selling, general and administrative expenses for the nine months ended September 30, 2001, is due to increased development activities.

    INTEREST EXPENSE, NET. Net interest expense increased $64 million, or 19%, to $403 million for the three months ended September 30, 2001, from $339 million for the three months ended September 30, 2000. Net interest expense as a percentage of revenue was 18% for the three months ended September 30, 2001, and 17% for the three months ended September 30, 2000. Net interest expense increased $216 million, or 25%, to $1.08 billion for the nine months ended September 30, 2001, from $864 million for the nine months ended
September 30, 2000. Net interest expense as a percentage of revenue was 15% for the nine months ended September 30, 2001, and 16% for the nine months ended September 30, 2000. Net interest expense increased overall primarily due to the interest expense at new businesses, additional corporate interest expense arising from senior debt and convertible securities issued within the past twelve months to finance new investments and mark-to-market losses on interest rate related derivative instruments.

    OTHER INCOME (EXPENSE). The Company reported $11 million of other expense for the three months ended September 30, 2001, as compared to $9 million of other income for the three months ended September 30, 2000. Other income was $17 million for the nine months ended September 30, 2001 as compared to $26 million for the nine months ended September 30, 2000. Other income includes sales of assets or investments, foreign currency transaction gains and losses at consolidated subsidiaries and mark-to-market adjustments on certain derivative financial instruments and other investments. The overall change in other income is due primarily to mark-to-market adjustments on certain derivative financial instruments and other investments.

    EQUITY IN EARNINGS (LOSS) OF AFFILIATES. Equity in earnings (loss) of affiliates decreased $125 million to $(23) million for the three months ended September 30, 2001, from $102 million for the three months ended September 30, 2000. Equity in earnings (loss) of affiliates decreased $193 million, or 61%, to $126 million for the nine months ended September 30, 2001 from $319 million for the nine months ended September 30, 2000. The overall decrease in equity in earnings for the three and nine months ended September 30, 2001, is due primarily to declines in equity in earnings of Brazilian distribution affiliates.

    Equity in earnings of generation affiliates increased $5 million, or 167%, to $8 million for the three months ended September 30, 2001, from $3 million for the three months ended September 30, 2000. The increase in equity in earnings of generation affiliates for the three months ended September 30, 2001 is due primarily to increased contributions from Itabo. Equity in earnings of generation affiliates increased $3 million, or 8%, to $40 million for the nine months ended September 30, 2001, from $37 million for the nine months ended September 30, 2000. The increase is due to increased contributions from Itabo and the acquisition of Gener, offset by a decrease in NIGEN related to the purchase of an additional interest in NIGEN thereby making it a consolidated subsidiary.

    Equity in earnings (loss) of distribution affiliates decreased $130 million to $(31) million for the three months ended September 30, 2001, from $99 million for the three months ended September 30, 2000. Equity in earnings
(loss) of distribution affiliates decreased $196 million, or 70%, to $86 million for the nine months ended September 30, 2001, from $282 million for the nine months ended September 30, 2000. The decrease is due primarily to the devaluation of the Brazilian Real. Equity in earnings of distribution affiliates included non-cash Brazilian foreign currency transaction losses on a pretax basis of $123 million and $285 million for the three and nine months ended September 30, 2001, respectively. Our distribution concession contracts in Brazil provide for annual tariff adjustments based upon changes in the local inflation rates, and generally significant devaluations are followed by increased local currency inflation. However, because of the lack of direct adjustment to the current exchange rate, the in arrears nature of the respective adjustment to the tariff or the potential delays or magnitude of the resulting local currency inflation of the tariff, the future results of operations of AES's distribution companies in Brazil could be adversely affected by the continued devaluation of the Brazilian Real. These losses were slightly offset by increases from operations at Eletropaulo due to an increased ownership percentage and the increased contribution from selling excess capacity under the provisions of Annex V.

    INCOME TAXES. Income taxes (including income taxes on equity in earnings) decreased $73 million to $2 million for the three months ended September 30, 2001, from $75 million for the three months ended September 30, 2000. The company's effective tax rate was 35% and 31% for the third quarter of 2001 and 2000, respectively. Income taxes (including income taxes on equity in earnings) decreased $148 million, to $120 million for the nine months ended September 30, 2001, from $268 million for the nine months ended September 30, 2000. The Company's effective tax rate was 35% and 32% for the nine months ended September 30, 2001 and 2000, respectively. The increase in the effective income tax rate is due to increased dividends from foreign businesses.

    MINORITY INTEREST. Minority interest decreased $24 million, or 75%, to $8 million for the three months ended September 30, 2001, from $32 million for the three months ended September 30, 2000. Minority interest was $67 million for both the nine months ended September 30, 2001 and 2000. For the three months ended September 30, 2001, generation minority interest decreases were slightly offset by distribution minority interest increases. For the nine months ended September 30, 2001, generation minority interest decreases were fully offset by increases in distribution minority interest.

    Generation minority interest decreased $28 million to $(3) million for the three months ended September 30, 2001, from $25 million for the three months ended September 30, 2000. Generation minority interest decreased $35 million, or 70%, to $15 million for the nine months ended September 30, 2001, from $50 million for the nine months ended September 30, 2000. The decrease in generation minority interest for both the three and nine months ended
September 30, 2001, is due primarily to lower contributions from Tiete, Panama and CTSN.

    Distribution minority interest increased $4 million, or 57%, to $11 million for the three months ended September 30, 2001, from $7 million for the three months ended September 30, 2000. During the three months ended September 30, 2001, increases in distribution minority interest at EDE Este and CAESS were slightly offset by declines at CEMIG. Distribution minority interest increased $35 million, or 206%, to $52 million for the nine months ended September 30, 2001, from $17 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 increases at EDC, EDE Este and CAESS were slightly offset by declines at CEMIG.

    GAIN ON SALE OF INVESTMENT. During the first quarter of 2000, a subsidiary of the Company sold approximately one million shares of Internet Capital
Group, Inc.

    SEVERANCE AND TRANSACTION COSTS. During the first quarter of 2001, the Company incurred approximately $94 million of transaction and contractual severance costs related to the acquisition of IPALCO. During the third quarter of 2001, the Company recorded an additional $37 million in contractual severance costs related to the IPALCO acquisition. Typically the Company accounts for business combinations as purchases, which allows such costs to be capitalized. Since the IPALCO acquisition was accounted for as a pooling of interests, these costs are required to be expensed.

    LOSS ON SALE OF POWER DIRECT. During the second quarter of 2001, the Company sold the customers and related assets of AES Power Direct as a result of a decision to exit the distribution of electricity to residential customers through direct marketing. The Company reported a loss on the sale of $31 million.

    EXTRAORDINARY ITEM. On March 31, 2000, the Company renegotiated the corporate revolving bank loan to incorporate the letter of credit facility. Since the corporate revolving bank loan was not due until December 2000, the Company wrote-off the related deferred financing costs resulting in an extraordinary item for the early extinguishment of debt of $7 million, net of tax.

    NET INCOME. Net income decreased $161 million, or 98%, to $3 million for the three months ended September 30, 2001, from $164 million for the three months ended September 30, 2000. The decrease in net income during the three months ended September 30, 2001, is due to a decrease in gross margin from generation businesses, increased net interest expense, a decrease in equity earnings (loss) from distribution affiliates caused by declines in the Brazilian Real exchange rate, mark-to-market losses from derivative financial instruments and nonrecurring transaction and severance costs related to the IPALCO acquisition. These decreases were slightly offset by an increase in gross margin from distribution businesses. Additionally, the Company recorded $81 million, after income taxes, of foreign currency transaction losses and $39 million, after income taxes, of mark to market losses from SFAS No. 133 during the three months ended September 30, 2001. Net income decreased $350 million, or 61%, to $221 million for the nine months ended September 30, 2001 from $571 million for the nine months ended September 30, 2000. The decrease in net income during the nine months ended September 30, 2001, is due to a decrease in gross margin from generation businesses, increased net interest expense, a decrease in equity in earnings (loss) from distribution affiliates caused by declines in the Brazilian Real exchange rate, mark-to-market losses from derivative financial instruments, nonrecurring transaction and severance costs related to the IPALCO acquisition and the loss on the sale of Power Direct. These decreases were slightly offset by an increase in gross margin from distribution businesses. Additionally, the Company recorded $187 million, after income taxes, of foreign currency transaction losses and $29 million, after income taxes, of mark to market losses from SFAS No. 133 during the nine months ended September 30, 2001.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

    At September 30, 2001, cash and cash equivalents totaled approximately $1.3 billion compared to $950 million at December 31, 2000. The $347 million increase resulted from $1.3 billion of cash provided from operating activities and $1.7 billion of cash provided by financing activities offset by a use of $2.7 billion for investing activities. The Company's operating activities includes a payment of $532 million for the Thames partial contract prepayment. Significant investing activity includes additions to property, plant and equipment as well as continued construction activities at various projects and the acquisition of Gener, which included $556 million in goodwill. The net source of cash from financing activities was primarily the result of project finance borrowings of $3.9 billion offset in part by repayments of project finance borrowings of $2.1 billion.

    At September 30, 2001, the Company had approximately $2.5 billion of current non-recourse debt. A portion of this current debt is expected to be refinanced within the next twelve months. The Company believes that liquidity provided from ongoing operations together with the proceeds from expected refinancings will be sufficient to meet existing debt and operating obligations; however, there can be no assurance that the Company will be able to obtain sufficient funding on acceptable terms to meet its liquidity needs.

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

    In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates or currency forward or swap agreements. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The exchange rate at the date of principal repayment will ultimately determine the amount of cash paid. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $2.7 billion in cumulative foreign currency translation adjustment losses at September 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company believes that there have been no material changes in exposure to market risks during the third quarter of 2001 compared with exposure set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2000.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in certain legal proceedings in the normal course of business. Certain claims, suits and complaints have been filed or are pending against the Company.

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

     10.1 There are numerous instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries, none of which exceeds ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any of such agreements to the Commission upon request.

    (b) REPORTS ON FORM 8-K.

    Registrant filed a Current Report on Form 8-K dated July 27, 2001, relating to the results of operations for the quarter ended June 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       THE AES CORPORATION
                                                       (Registrant)

Date: November 14, 2001                                By:  /s/ BARRY J. SHARP
                                                            -----------------------------------------
                                                            Name: Barry J. Sharp
                                                            Title: Executive Vice President and
                                                                 Chief Financial Officer