Form 10-Q
period 2002-03-31
AES CORPORATION
filed 2002-05-15
CIK 874761

Use these links to rapidly review the document
THE AES CORPORATION INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19281

THE AES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1163725 (I.R.S. Employer Identification No.)
1001 North 19th Street, Arlington, Virginia (Address of Principal Executive Offices)	22209 (Zip Code)

(703) 522-1315
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at May 1, 2002, was 534,295,847.

THE AES CORPORATION

INDEX

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(in millions, except per share amounts)
Revenues:
Regulated	$1,341	$1,109
Non-regulated	1,378	1,383

Total revenues	2,719	2,492
Cost of sales:
Regulated	(1,005)	(878)
Non-regulated	(985)	(976)

Total cost of sales	(1,990)	(1,854)
Selling, general and administrative expenses	(28)	(15)
Interest expense	(460)	(425)
Interest income	49	76
Other expense	(11)	(1)
Other income	105	14
Foreign currency transaction losses	(70)	(24)
Equity in pre-tax earnings before income taxes	29	50
Loss on sale of investment	(57)	—
Severance and transaction costs	—	(94)

Income before income taxes and minority interest	286	219
Income tax provision	106	65
Minority interest in net income (losses) of subsidiaries	(12)	32

Income from continuing operations	192	122
Loss from operations of discontinued components (net of income taxes of $13 and $6, respectively)	(32)	(11)

Income before cumulative effect of accounting change	160	111
Cumulative effect of accounting change (net of income taxes of $155)	(473)	—

Net income (loss)	$(313)	$111

Basic earnings per share:
Income from continuing operations	$0.36	$0.23
Discontinued operations	(0.06)	(0.02)
Cumulative effect of accounting change	(0.89)	—

Total	$(0.59)	$0.21

Diluted earnings per share:
Income from continuing operations	$0.36	$0.23
Discontinued operations	(0.06)	(0.02)
Cumulative effect of accounting change	(0.88)	—

Total	$(0.58)	$0.21

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(Unaudited)

	March 31, 2002	December 31, 2001
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,313	$922
Short-term investments (including restricted cash of $270 – 2002, $357 – 2001)	573	588
Accounts receivable, net of reserves of $443 and $247, respectively	1,987	1,583
Inventory	550	625
Receivable from affiliates	9	10
Deferred income taxes	289	260
Prepaid expenses and other current assets	1,136	606
Current assets of discontinued operations	52	59

Total current assets	5,909	4,653
Property, plant and equipment:
Land	1,004	580
Electric generation and distribution assets	23,765	21,263
Accumulated depreciation and amortization	(4,337)	(3,312)
Construction in progress	4,794	4,729

Total property, plant and equipment, net	25,226	23,260
Other assets:
Deferred financing costs, net	435	477
Project development costs	64	68
Investments in and advances to affiliates	1,737	3,100
Debt service reserves and other deposits	396	474
Goodwill	3,105	3,208
Long-term assets of discontinued operations	247	427
Other assets	3,082	1,069

Total other assets	9,066	8,823

Total assets	$40,201	$36,736

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(Unaudited)

	March 31, 2002	December 31, 2001
	($ in millions)
Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$1,388	$816
Accrued interest	379	283
Accrued and other liabilities	1,488	1,181
Current liabilities of discontinued operations	240	89
Recourse debt—current portion	425	488
Non-recourse debt—current portion	3,526	2,184

Total current liabilities	7,446	5,041
Long-term liabilities:
Non-recourse debt	15,268	14,546
Recourse debt	5,351	4,912
Deferred income taxes	2,051	1,905
Long-term liabilities of discontinued operations	8	286
Other long-term liabilities	3,570	1,999

Total long-term liabilities	26,248	23,648
Minority Interest	1,270	1,530
Company-obligated convertible mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of AES	978	978
Stockholders' equity:
Common stock	5	5
Additional paid-in capital	5,232	5,225
Retained earnings	2,496	2,809
Accumulated other comprehensive loss	(3,474)	(2,500)

Total stockholders' equity	4,259	5,539

Total liabilities & stockholders' equity	$40,201	$36,736

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	($ in millions)
Operating activities:
Net cash provided by operating activities	$627	$816
Investing activities:
Property additions	(653)	(767)
Acquisitions, net of cash acquired	35	(1,013)
Purchase of short-term investments, net	(221)	(64)
Proceeds from sale of available-for-sale securities	92	—
Affiliate advances and equity investments	(6)	(115)
Project development costs	—	(35)
Decrease in restricted cash	54	—
Debt service reserves and other assets	78	1,063

Net cash used in investing activities	(621)	(931)
Financing activities:
Borrowings under the revolver, net	503	300
Issuance of non-recourse debt and other coupon bearing securities	347	958
Repayments of non-recourse debt and other coupon bearing securities	(478)	(209)
Payments for deferred financing costs	(2)	(53)
Proceeds from sale of common stock	—	18
Dividends paid	—	(15)
Distributions to minority interests	—	(3)
Contributions by minority interests	40	15

Net cash provided by financing activities	410	1,011
Effect of exchange rate change on cash	(25)	(16)
Increase in cash and cash equivalents	391	880
Cash and cash equivalents, beginning of period	922	950

Cash and cash equivalents, end of period	$1,313	$1,830

Supplemental interest and income taxes disclosures:
Cash payments for interest	$365	$400
Cash payments for income taxes	$2	$60
Supplemental schedule of noncash activities:
Liabilities incurred in purchase transaction	$—	$725
Liabilities assumed in Eletropaulo transaction	$4,907	$—
Common stock issued for acquisition	$—	$511

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
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

        In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2002 and 2001, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements, which are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain reclassifications have been made to prior-period amounts to conform to the 2002 presentation.

2.    Foreign Currency Devaluation

        During 2001, Argentina began experiencing a significant political, social and economic crisis that has resulted in significant changes in general economic policies and regulations as well as specific changes in the energy sector. In January and February 2002, many new economic measures have been adopted by the Argentine Government, including abandoning the country's fixed dollar-to-peso exchange rate, converting U.S. dollar denominated loans into pesos and placing restrictions on the convertibility of the Argentine peso. The Government has also adopted new regulations in the energy sector that have the effect of repealing U.S. dollar denominated pricing under electricity tariffs as prescribed in existing electricity distribution concessions in Argentina by fixing all prices to consumers in pesos until June 30, 2002. Due to the changes, the Company changed the functional currency for its businesses in Argentina to the Peso and recorded foreign currency transaction losses on its U.S. Dollar denominated debt in the first quarter of 2002 of approximately $82 million after income taxes, or $0.15 per share, which represents a decline in the Argentine Peso to U.S. Dollar exchange rate from 1.65 used at December 31, 2001 to 2.85 at March 31, 2002. The Company owns 60% of Eden, Edes and Edelap and has total contributed cash investment and retained earnings of $265 million. The Company owns 67% of Parana, 69% of CTSN and 100% of Alicura and has total contributed cash investment and retained earnings in these and other competitive supply businesses in Argentina of $498 million.

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

3.    Business Combinations

        No business combinations were completed during the three-month period ended March 31, 2002. The only significant business combination completed during the same three-month period in 2001 was the acquisition of IPALCO Enterprises, Inc. ("IPALCO").

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

        In connection with the merger with IPALCO, the Company incurred contractual liabilities associated with existing termination benefit agreements and other merger related costs for investment banking, legal and other fees during the three months ended March 31, 2001. These costs, which were $94 million, are shown separately in the accompanying consolidated statement of operations.

        The tables below set forth revenues, net income and comprehensive loss for AES and IPALCO for the period from January 1, 2001 through the date of the merger (amounts in millions).

Revenues:
AES	$2,277
IPALCO	215

Combined Revenues	$2,492

Net Income (Loss):
AES	$129
IPALCO	(18)

Combined Net Income	$111

Comprehensive loss:	AES	IPALCO	Combined
Net income (loss)	$129	$(18)	$111
Foreign currency translation adjustment	(236)	—	(236)
Change in derivative fair value	(50)	—	(50)
Minimum pension liability	—	(2)	(2)
Cumulative effect of adopting SFAS No. 133 on January 1, 2001	(93)	—	(93)

Comprehensive loss	$(250)	$(20)	$(270)

        There have been no changes to the significant accounting policies of AES or IPALCO due to the merger. Both AES and IPALCO have the same fiscal years. There were no intercompany transactions between the two companies.

4.    Earnings Per Share

        Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ($ in millions, except per share amounts).

	Quarter Ended March 31,
	2002			2001
	Net Income	Weighted Average Shares	EPS	Net Income	Weighted Average Shares	EPS
Basic earnings per share:
Income from continuing operations	$192	534	$0.36	$122	531	$0.23
Effect of assumed conversion of dilutive securities:
Options and warrants	—	2	—	—	7	—
Deferred compensation plan	—	—	—	—	1	—
Debt Securities	—	5	—	—	5	—
Interest savings from conversion of Debt Securities	1	—	—	1	—	—

Dilutive earnings per share:	$193	541	$0.36	$123	544	$0.23

        There were approximately 27,130,889 and 762,696 options outstanding at March 31, 2002 and 2001 respectively, that were omitted from the earnings per share calculation because they were antidilutive.

5.    Discontinued Operations

        During the quarter ended March 31, 2002 electricity prices in the U.K. fell below the cost of fuel at the Company's Fifoots subsidiary, as a result the company wrote-off its investment in the Fifoots generating plant after the plant was placed in administrative receivership. The recent significant reduction in energy prices in Great Britain had a negative impact on the value of the assets. The Company has no continuing involvement in the Fifoots plant which was previously reported in the competitive supply segment.

        The revenues associated with discontinued operations were $23 million and $54 million for the three months ended March 31, 2002 and 2001, respectively. The pretax income (loss) from operations associated with discontinued operations was $2 million and $(25) million for the three months ended March 31, 2002 and 2001, respectively. The loss on disposal of reported in discontinued operations was $33 million, net of income taxes, for the three months ended March 31, 2002.

6.    Swap of Ownership in Brazilian Business

        On February 6, 2002, a subsidiary of the Company exchanged with EDF International S.A., their shares representing 23.89% interest in Light Servicos de Eletricidade S.A. for 88% of the shares of AES Elpa S.A. (formerly Lightgas Ltda) (the "swap"). AES Elpa owns 77% of the voting capital (31% of the total capital) of Eletropaulo Metropolitana Eletricidade de Sao Paulo S.A. ("Eletropaulo") and 100% of Light Telecom. In connection with the swap, AES Elpa assumed debt of $527 million of which approximately $85 million is due in October 2002 and the remainder due in 2003. The swap was accounted for at historical cost as a reorganization of entities under common control. Pre-existing goodwill of approximately $780 million was recorded in conjunction with the swap. As a result of the swap, the Company has a controlling interest through a 70.37% ownership interest in Eletropaulo and consolidates its activity.

        The total debt which was added to the consolidated balance sheet at March 31, 2002 as a result of the swap, including the AES Elpa S.A. debt, was $2.3 billion. The average interest rate on the debt was 9.31% at March 31, 2002. Scheduled maturities of the additional debt is as follows (in millions):

2002	$1,342
2003	394
2004	119
2005	164
2006	82
Thereafter	156

Total	$2,257

The terms of the debt contain certain restrictive financial and non-financial covenants. The financial covenants provide for, among other items, interest expense coverage ratio limits, leverage ratio maximums, maintenance of a minimum net worth, capital expenditure limitations and maintenance of ratio of indebtedness to earnings and capitalization. The non-financial covenants include limitations on asset sales, incurrence of liens and guarantees and payment of dividends if certain ratios are not met. Eletropaulo was not in violation of any covenants at March 31, 2002.

        Under a settlement agreement, Eletropaulo can receive loans from BNDES, the National Development Bank of Brazil, for revenues to be received through future tariff increases. Approximately $120 million was outstanding at March 31, 2002. The loans bear interest at the Selic (Brazilian interbank interest rate) plus 1%. Repayment will be made in 12 consecutive monthly installments beginning March 15, 2002. Eletropaulo is required to deposit a portion of its revenues in a restricted bank account as collateral for the loan.

        Additionally, Eletropaulo administers a defined benefit plan. The actuarial report for the plan at December 31, 2001 (the date of the latest actuarial valuation) used the following assumptions:

Discount rate	6%
Rate of compensation increase	3%
Expected long-term rate of return on plan assets	12%

        The benefit obligation, plan assets and funding status of the plan were as follows (in millions):

December 31, 2001
Benefit Obligation	$(2,088)
Fair value of plan assets	772

Funded status	(1,316)
Unrecognized net actuarial gains	577

Net amount recognized	$(739)

        Amounts recognized in the statement of financial position consist of (in millions):

Accrued benefit liability	$(1,303)
Accumulated other comprehensive loss	564

Net amount recognized	$(739)

7.    Investments in and Advances to Affiliates

        The Company is a party to joint venture/consortium agreement through which the Company has an equity investment in Companhia Energetica de Minas Gerais ("CEMIG"). The joint venture/consortium parties generally share operational control of the investee. The agreement prescribes ownership and voting percentages as well as other matters. The Company records its share of earnings from its equity investees on a pre-tax basis. The Company's share of the investee's income taxes is recorded in income tax expense.

        The following table presents summarized financial information (in millions) for the Company's investments in affiliates over which it has the ability to exercise significant influence but does not control, which are accounted for using the equity method:

	Quarters Ended March 31,
	2002	2001
Revenues	$911	$1,588
Operating income	283	502
Net income	121	187
	March 31, 2002	December 31, 2001
Current assets	$1,602	$3,700
Noncurrent assets	8,667	14,943
Current liabilities	1,321	3,510
Noncurrent liabilities	3,936	8,297
Stockholders' equity	5,012	6,836

        Equity ownership percentages for these investments are presented below:

Affiliate	Country	March 31, 2002	December 31, 2001
Cemig	Brazil	21.62%	21.62%
Cesco	India	48.45	48.45
Chigen affiliates	China	30.00	30.00
EDC affiliates	Venezuela	45.00	45.00
Eletropaulo	Brazil	—	50.43
Elsta	Netherlands	50.00	50.00
Gener affiliates	Chile	37.50	37.50
Infovias	Brazil	50.00	50.00
Kingston	Canada	50.00	50.00
Light	Brazil	—	23.89
Medway Power, Ltd.	United Kingdom	25.00	25.00
OPGC	India	49.00	49.00
Songas Limited	Tanzania	49.00	49.00

8.    Other Income (Expense)

        The components of other income are summarized as follows (in millions):

	For the three months ended
	March 31, 2002	March 31, 2001
Marked-to-market gain on commodity derivatives	$89	$8
Gain on sale of assets/extinguishment of liabilities	11	3
Other non-operating income	5	3

	$105	$14

        During the first quarter of 2002 there was a change in the accounting for a gas contract at our Barry plant in the U.K. The contract was previously exempted from SFAS No. 133 under the normal purchases and sales exemption. In the first quarter of 2002, the contract was amended to allow the business to also resell the gas that it receives. Because of this amendment, the contract is no longer exempted from being marked-to-market under SFAS No. 133 and as a result the contract was valued in the first quarter as an asset and a corresponding gain of $83 million was recorded. The valuation was performed using current forward gas price quotes and current market data for other contract variables. The forward curve used to value the contract includes certain assumptions, including projections of future gas prices in periods where future prices are not quoted. Fluctuations in market prices and their impact on the assumptions will cause the value of the contract to change. Such fluctuations could have a negative impact on the Company's results of operations.

        The components of other expense are summarized as follows (in millions):

	For the three months ended
	March 31, 2002	March 31, 2001
Loss on sale of assets	$(9)	$—
Other non-operating expenses	(2)	(1)

	$(11)	$(1)

        Also in the first quarter of 2002 a subsidiary of the Company sold an available-for-sale security resulting in proceeds of $92 million. The realized loss on the sale was $57 million. Approximately $48 million of the loss related to recognition of previously unrealized losses.

9.    Change in Accounting Principle

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes accounting and reporting standards for goodwill and other intangible assets. The standard eliminates goodwill amortization and requires an evaluation of goodwill for impairment upon adoption of the standard, as well as annual subsequent evaluations. The adoption of SFAS No. 142 resulted in a cumulative reduction to income of $473 million, net of income tax effects. SFAS No. 142 adopts a fair value model for evaluating impairment of goodwill in place of the recoverability model used previously. The reduction resulted from the write-off of goodwill related to certain of our businesses in Argentina, Brazil and Colombia. The Company wrote-off the goodwill associated with certain acquisitions where the current fair market value of such businesses is less than the current carrying value of the business, primarily as a result of reductions in fair value associated with lower than expected growth in electricity consumption compared to the original estimates made at the date of acquisition. The fair value of these businesses was estimated using the expected present value of future cash flows and comparable sales, when available. The Company has until June 30, 2002 to complete the first step of the transitional goodwill impairment test, however the Company does not currently expect any further write-off of goodwill as a result of the transition to SFAS No. 142.

        Changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in millions):

Carrying amount at December 31, 2001	$3,208
Goodwill acquired during the period	780
Impairment losses	(761)
Reclassifications	(89)
Translation adjustments and other	(33)

Carrying amount at March 31, 2002	$3,105

        The reconciliation of reported net (loss) income and earnings per share to adjusted net (loss) income and earnings per share for the three months ended March 31, 2002 and 2001 are as follows:

	For the Three Months Ended
	March 31, 2002	March 31, 2001
	($ in millions, except per share amounts)
Income from continuing operations	$192	$122
Add back: Goodwill amortization	—	18

Adjusted Income from continuing operations	$192	$140
Basic Earnings per share:
Reported basic earnings per share	$0.36	$0.23
Goodwill amortization	—	0.03

Adjusted basic earnings per share	$0.36	$0.26
Diluted Earnings per share:
Reported diluted earnings per share	$0.36	$0.23
Goodwill amortization	—	0.03

Adjusted diluted earnings per share	$0.36	$0.26
	For the Three Months Ended
	March 31, 2002	March 31, 2001
	($ in millions, except per share amounts)
Net Income	$(313)	$111
Add back: Goodwill amortization	—	18

Adjusted Net Income	$(313)	$129
Basic Earnings per share:
Reported basic earnings per share	$(0.59)	$0.21
Goodwill amortization	—	0.03

Adjusted basic earnings per share	$(0.59)	$0.24
Diluted Earnings per share:
Reported diluted earnings per share	$(0.58)	$0.21
Goodwill amortization	—	0.03

Adjusted diluted earnings per share	$(0.58)	$0.24

10.  Contingencies and Risks

  Project level defaults

        All of the project defaults listed in our Annual Report on Form 10-K are still in default. During the first quarter of 2002, Termocandelaria went into payment default on its outstanding debt. Because this business is not a material subsidiary as defined in the parent's indebtedness agreements, this default is not expected to have a material adverse effect on the Company's results of operations or financial condition. All of the debt related to Termocandelaria has been recorded in current liabilities of discontinued operations in the accompanying consolidated balance sheets. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $851 million at March 31, 2002.

        None of the AES subsidiaries in default on their non-recourse project financings at March 31, 2002 are material subsidiaries as defined in the parent's indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent's revolving credit agreement or other outstanding indebtedness or the SELLS loans referred to in our Annual Report on Form 10-K, nor are they expected to otherwise have a material adverse effect on the Company's results of operations or financial condition.

  Contingencies

        At March 31, 2002, the Company had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $730 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $50 million as of March 31, 2002. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At March 31, 2002, such commitments to invest amounted to approximately $159 million (excluding those collateralized by letter-of-credit obligations).

        At March 31, 2002, the Company had $401 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 2.0% per annum on the outstanding amounts. In addition, the Company had $18 million in surety bonds outstanding at March 31, 2002.

  Litigation

        In March 2002, the general contractor responsible for the construction of two additional units at AES's Huntington Beach plant filed for bankruptcy in the United States bankruptcy court for the Central District of California. A number of the subcontractors hired by the general contractor, due to alleged non-payment by the general contractor, have asserted claims for non-payment against AES Huntington Beach. To the extent that AES Huntington Beach satisfies any of the subcontractor claims for payment, AES Huntington Beach may be unsuccessful in recovering such amounts from, or offsetting such amounts against claims by, the general contractor. In addition, in March 2002, the general contractor filed a schedule in the bankruptcy court and asserted that the general contractor allegedly is owed an additional $57 million by AES Huntington Beach purportedly due to cost overruns and delays. The Company does not believe that any additional amounts are owed by its subsidiary and such subsidiary intends to defend vigorously against such claims.

        In April 2002, the Company and three wholly owned subsidiaries (AES Argentina Investments, Ltd., La Plata III, Inc., and AES Argentina Operations, Ltd) were named in a lawsuit filed in New York State Court by PSEG Americas Inc. and certain of its affiliated companies based on alleged facts surrounding the February 2002 termination of a sales transaction related to certain Argentina investments. Alleged causes of action set forth in the lawsuit include breach of contract, declaratory judgment and tortious interference with contract. On May 13, 2002, the plaintiffs filed a motion seeking a preliminary injunction seeking to require the parties to prepare for the closing of the sales transaction at issue in the lawsuit so that the parties could close the transaction if the Court ordered specific performance after a trial of the action and also requesting expedited discovery and trial. The motion has not yet been heard by the Court. The Company believes that it has meritorious defenses to any actions asserted against it and intends to vigorously defend against the allegations.

        On May 8, 2002, AES NewEnergy, AES Placerita, and Mountainview Power LLC, three subsidiaries of the Company, received letters from the Federal Energy Regulatory Commission ("FERC") requesting that such AES subsidiaries advise if they had engaged in certain trading strategies identified in the letters. The AES subsidiaries intend to timely cooperate and respond to the letter requests received from the FERC. The Company believes that the identified AES subsidiaries acted properly and in accordance with any applicable rules, regulations and laws.

        The Company is also involved in certain legal proceedings in the normal course of business. Certain claims, suits and complaints have been filed or are pending against the Company.

11.  Comprehensive Loss

        The components of comprehensive loss for the three months ended March 31, 2002 and 2001 are as follows (in millions):

	Three months ended March 31,
	2002	2001
Net income (loss)	$(313)	$111
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period (net of income taxes of $1 and $15, respectively)	(765)	(236)
Less: Discontinued foreign entity (no income tax effect)	1	—

Total foreign currency translation adjustments	(764)	(236)
Derivative activity:
Change in accounting principle (net of income taxes of $50)	—	(93)
Reclassification to earnings (net of income taxes of $5 in 2002 and 2001)	(16)	(8)
Change in derivative fair value (net of income taxes of $17 and $23, respectively)	38	(42)

Total change in fair value of derivatives	22	(143)
Realized loss on investment sale (no income tax effect)	48	—
Minimum pension liability (net of income taxes of $117 and $1)	(280)	(2)

Comprehensive loss	$(1,287)	$(270)

12.  Segments

        Information about the Company's operations by segment is as follows (in millions):

	Revenue (1)	Gross Margin	Equity Earnings
Quarter Ended March 31, 2002:
Contract Generation	$641	$269	$16
Competitive Supply	737	124	(2)
Large utilities	975	254	15
Growth Distribution	366	82	—

Total	$2,719	$729	$29

Quarter Ended March 31, 2001:
Contract Generation	$687	239	17
Competitive Supply	696	168	—
Large Utilities	702	199	33
Growth Distribution	407	32	—

Total	$2,492	$638	$50

(1)
Intersegment revenues for the quarters ended March 31, 2002 and 2001 were $40 million and $37 million, respectively.

	Total Assets
	March 31, 2002	December 31, 2001
Contract Generation	$12,540	$12,306
Competitive Supply	9,825	10,139
Large Utilities	14,191	9,351
Growth Distribution	3,082	4,300
Discontinued Businesses	7	213
Corporate	556	427

Total Assets	$40,201	$36,736

13.  Subsequent Events

        On April 28, 2002, AES entered into an agreement with Ameren Corporation to sell 100 percent of its ownership interest in CILCORP Inc. ("CILCORP"), in a transaction valued at approximately $1.4 billion, including the assumption of CILCORP's consolidated debt and preferred stock at the closing (which was approximately $860 million as of December 31, 2001) and subject to certain working capital and other pricing adjustments. The transaction also includes an agreement to sell AES Medina Valley Cogen, a 40 MW gas-fired cogeneration facility located in the service territory of Central Illinois Light Company, a subsidiary of CILCORP. As of and for the year ended December 31, 2001, CILCORP represented $1.8 billion (5%) of the Company's consolidated assets, $782 million (4%) of consolidated debt, $810 million (9%) of consolidated revenues and $24 million (9%) of consolidated net income.

        The transaction is subject to certain conditions, including regulatory approvals by the Illinois Commerce Commission, the Federal Energy Regulatory Commission, the U.S. Securities and Exchange Commission and expiration of the waiting period under the Hart-Scott-Rodino Act. AES expects the sale of CILCORP to close in the first quarter of 2003.

ITEM 2. Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The AES Corporation (including all its subsidiaries and affiliates, and collectively referred to herein as "AES" or the "Company" or "we") is a global power company committed to serving the worlds needs for electricity in a socially responsible way. AES participates primarily in four lines of business: contract generation, competitive supply, large utilities and growth distribution. Contract generation consists of power plants located around the world that have contractually limited their exposure to commodity price risk (primarily electricity prices) for a period of at least five years and for 75% or more of their expected output capacity. Competitive supply consists of our power plants and retail supply businesses that sell electricity directly to wholesale and retail customers in competitive markets and as a result are generally more sensitive to fluctuations in the market price of electricity, natural gas and coal, in particular. The large utilities segment is comprised of our five large integrated utilities that serve over 11 million customers in North America, the Caribbean and South America. Businesses include IPALCO in Indiana, CILCORP in Illinois, EDC in Venezuela along with CEMIG (an equity affiliate) and Eletropaulo in Brazil. Our growth distribution businesses consist of electricity distribution companies, serving over 5 million customers, that are generally located in developing countries or regions where the demand for electricity is expected to grow at a rate higher than in more developed regions.

        The revenues from our facilities that distribute electricity to end-use customers are generally subject to regulation. These businesses are generally required to obtain third party approval or confirmation of rate increases before they can be passed on to the customers through tariffs. These businesses comprise the large utilities and growth distributions segments of the Company. Revenues from contract generation and competitive supply are not regulated.

        The distribution of revenues between the segments for the three months ended March 31, 2002 and 2001 is as follows:

	For the Three Months ended
	March 31, 2002	March 31, 2001
Contract generation	24%	28%
Competitive supply	27%	28%
Large utilities	36%	28%
Growth distribution	13%	16%

        Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. At March 31, 2002, capitalized costs for projects under development and in early stage construction were approximately $64 million. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

Results of Operations

Regulated revenues. Regulated revenues increased $232 million, or 21%, to $1.3 billion for the first quarter of 2002 compared to the same period in 2001. Generally regulated revenues increased due to the consolidation of Eletropaulo in February 2002. These increases were offset by declines due to mild winter weather in the Midwestern U.S. Overall the heating degree days in Indiana and Illinois were 12-15% lower during the first quarter of 2002 versus the first quarter of 2001 due to temperatures that were above normal for the region. Regulated revenues will continue to be impacted by temperatures which vary significantly from normal in Indiana and Illinois in the United States and the metropolitan areas of Sao Paulo in Brazil and Caracas in Venezuela.

        Large utilities revenues increased $273 million, or 39%, to $975 million for the first quarter of 2002 from $702 million for the first quarter of 2001, primarily due to the consolidation of Eletropaulo in Brazil offset by a slight decline in revenues from our North America businesses due to mild weather. The Company began consolidating Eletropaulo in February 2002 when control of the business was obtained. Please see Note 6 to the Consolidated Financial Statements for a complete description of the transaction. If Eletropaulo had been consolidated in the first quarter of 2001, revenues compared to the prior period would have been lower due to the rationing in Brazil in 2002. Although rationing ended in February 2002 customer demand has not returned to the level it was at before rationing. As customer demand builds, Eletropaulo will experience positive benefits through increased revenues.

        Growth distribution revenues decreased $41 million, or 10%, to $366 million for the first quarter of 2002 from $407 million for the first quarter of 2001, primarily due to the change in accounting for CESCO offset by new acquisitions. The decrease in Asia segment revenues was offset by increases from Europe/Africa. In Asia, growth distribution segment revenues decreased $31 million due to the change in the method of accounting for CESCO. CESCO was previously consolidated but was changed to equity method accounting in the third quarter of 2001 when the Company was removed from management and lost operational control of the business. In Europe/Africa segment revenues increased $77 million due mainly to the acquisitions of Kievoblenergo and Rivnooblenergo in the Ukraine and SONEL in Cameroon. Increased revenues from Telasi also contributed.

Non-regulated revenues. Non-regulated revenues remained constant at $1.4 billion for the first quarter of 2002 and 2001. Generally, revenues were negatively impacted due to a 50% decline in merchant energy sales in the U.K., which was driven by mild weather conditions, increased competition and the significant volume of over-capacity (approximately 30%) that exists in the U.K. generation market and a decline in energy prices in the Midwestern U.S. of approximately 40% combined with a decline in demand of approximately 5% between the first quarter of 2001 and the first quarter of 2002. Non-regulated revenues will continue to be impacted by weather and market prices for electricity in the U.K. and the Northeastern U.S.

        Contract generation revenues decreased $46 million, or 7%, to $641 million for the first quarter of 2002 from $687 million for the first quarter of 2001, principally due to lower revenues from lower prices and volume. The decrease in contract generation segment revenues was due to decreases in the Caribbean and Asia offset by slight increases in North America and Europe/Africa. Caribbean revenues decreased $33 million due to the Los Mina plant being dispatched less frequently as a result of low energy prices and from Merida III due to the decline in gas prices from last year. Asia revenues decreased $36 million mainly due to the Ecogen plant not being dispatched as frequently due to mild weather in its region of Australia. North America revenues increased $15 million mainly due to the start of operation at Ironwood in Pennsylvania. Europe/Africa revenues increased $10 million mainly due to the acquisition of Ebute in Nigeria, Bohemia in the Czech Republic and Kelvin in South Africa.

        Competitive supply revenues increased $41 million, or 6%, to $737 million for the first quarter of 2002 from $696 million for the first quarter of 2001, principally resulting from improvements from our existing businesses. The increase in competitive supply segment revenues was due to increases in North America offset by decreases in South America and Europe/Africa. In North America, contract generation revenues increased $88 million due mainly to increased revenues from NewEnergy offset slightly by lower revenues from Placerita and the New York plants due to lower prices in California and New York. In South America revenues decreased $27 million due to a 73% decline in the Argentina Peso to U.S. Dollar exchange rate between December 31, 2001 and March 31, 2002. In the first quarter of 2002, our businesses in Argentina changed their functional currency to the Peso, and therefore, translated their revenues at a lower exchange rate in the first quarter of 2002. In Europe/Africa revenues decreased by $15 million. The decline in revenues at Drax is due to lower prices in the U.K. which were offset slightly by the acquisition of Ottana.

Regulated Gross Margin. Regulated gross margin, which represents total revenues reduced by cost of sales, increased $105 million, or 45%, to $336 million for the first quarter of 2002 from $231 million compared to the same period in 2001. The increase in regulated gross margin is mainly due to the change in method of accounting for Eletropaulo and the acquisition of new businesses. Regulated gross margin as a percentage of revenues increased to 25% for the first quarter of 2002 from 21% for the first quarter of 2001.

        Large utilities gross margin increased $55 million, or 28%, to $254 million for the first quarter of 2002 from $199 million for the first quarter of 2001 primarily due to the consolidation of Eletropaulo. The large utilities gross margin as a percentage of revenues decreased to 26% for the first quarter of 2002 from 28% for the first quarter of 2001. Increases in the South America large utilities gross margin were slightly offset by decreases in North America and the Caribbean. South America gross margin is $89 million in the first quarter of 2002 and consists entirely of Eletropaulo. North America gross margin decreased $9 million due to mild weather in the Midwestern U.S. Caribbean gross margin decreased $25 million due to the devaluation of the Bolivar in Venezuela and its impacts on EDC. EDC's tariff is adjusted semi-annually to reflect fluctuations in inflation and the currency exchange rate. However, a failure to receive such an adjustment to reflect changes in the exchange rate and inflation could adversely affect their results of operations.

        Eletropaulo's defined benefit plan, when combined with the Company's other defined benefit plans, represents approximately 70% of the total pension cost and benefit obligation and approximately 55% of the plan assets. Given the size of Eletropaulo's plan, changes in the market conditions in Brazil that result in changes to Eletropaulo's plan assumptions would have the most significant impact on the Company's results of operations or financial position. Although a change in the underlying assumptions used in the actuarial valuation of the plan is not anticipated, if the discount rate were to increase by 2% and the assumed rate of compensation increase was to decrease by 1%, the benefit obligation would decrease by approximately $327 million and the annual pension cost would decrease by approximately $17 million.

        Growth distribution gross margin increased $50 million, or 156%, to $82 million for the first quarter of 2002 from $32 million for the first quarter of 2001 primarily due to improvements at existing businesses. The growth distribution gross margin as a percentage of revenues increased to 22% for the first quarter of 2002 from 8% for the first quarter of 2001. Europe/Africa, Caribbean and Asia gross margin increased while North and South America remained flat. Europe/Africa gross margin increased $30 million mainly due to operational improvements at Telasi. The acquisitions of Kievoblenergo and Rivnooblenergo also contributed. Caribbean gross margin increased $13 million mainly due to improvements at Ede Este. The Asia gross margin increased $7 million mainly due to the change in the method of accounting for CESCO. CESCO was previously consolidated but was changed to equity method accounting in the third quarter of 2001 when the Company was removed from management and lost operational control.

Non-regulated Gross Margin. Non-regulated gross margin decreased $14 million, or 3%, to $393 million for the first quarter of 2002 from $407 million compared to the same period in 2001. The overall decrease in non-regulated gross margin is mainly due to the decline in energy prices and oversupply in the U.K. and the decreased energy prices in the Northeastern U.S. Non-regulated gross margin as a percentage of revenues remained constant at 29% for the first quarter of 2002 and 2001.

        Contract generation gross margin increased $30 million, or 13%, to $269 million for the first quarter of 2002 from $239 million for the first quarter of 2001, primarily due to improvements at existing businesses and operations from new businesses. The contract generation gross margin as a percentage of revenues increased to 42% for the first quarter of 2002 from 35% for the first quarter of 2001. Gross margin increased in North America, South America, Europe/Africa and Asia. Gross margin in the Caribbean remained fairly constant between periods. North America gross margin increased $5 million mainly due to the start of operations at Ironwood in Pennsylvania offset slightly by declines from Thames due to the contract buydown. South America gross margin increased $8 million due to increases from Gener offset by decreases from Tiete due to rationing in Brazil. Europe/Africa gross margin increased $6 million due to better performances by Kilroot in Northern Ireland and Tisza in Hungary along with the acquisition of Ebute in Nigeria. Asia gross margin increased $12 million mainly due to increases from Jiaozuo in China.

        Competitive supply gross margin decreased $44 million, or 26%, to $124 million for the first quarter of 2002 from $168 million for the first quarter of 2001, primarily due to lower energy prices in the U.K., a mild winter in the Northeastern U.S. and lower prices in Argentina due to devaluation of the Peso. The competitive supply gross margin as a percentage of revenues decreased to 17% for the first quarter of 2002 from 24% for the first quarter of 2001. Gross margin decreased in South America, Europe/Africa and the Caribbean and remained flat in North America and Asia. South America gross margin decreased $20 million mainly due to the devaluation of the peso in Argentina. Europe/Africa gross margin decreased $16 million mainly due to lower prices in the U.K. created by excess generating capacity. Caribbean gross margin decreased $8 million due to lower contributions from the Colombian businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13 million to $28 million for the first quarter of 2002 compared to the same period in 2001. Selling, general and administrative costs as a percentage of revenues remained constant at 1% for the first quarter of 2002 and 2001.

Interest Expense. Interest expense increased $35 million, or 8%, to $460 million for the first quarter of 2002 compared to the same period in 2001. Interest expense as a percentage of revenue remained constant at 17% for both the first quarter of 2002 and 2001. Interest expense increased overall primarily due to the interest expense at new businesses, as well as additional corporate interest costs arising from the senior debt issued within the past twelve months to finance new investments.

Interest Income. Interest income decreased $27 million, or 36%, to $49 million for the first quarter of 2002 compared to the same period in 2001. Interest income as a percentage of revenue decreased to 2% for the first quarter of 2002 from 3% for the first quarter of 2001. Interest income decreased primarily due to the collection of the Thames contract prepayment, which had been earning interest until payment was made. Also, some businesses that previously had amounts in interest bearing investments have used the funds for other purposes.

Other Expense. Other expense increased $10 million to $11 million for the first quarter of 2002 compared to $1 million for the same period in 2001. Other expense consists primarily of losses on the sale of assets.

Other Income. Other income increased $91 million to $105 million for the first quarter of 2002 compared to the same period in 2001. Other income primarily includes non-cash marked-to-market gains on commodity derivatives and gains on the sale of assets or extinguishment of liabilities. The overall change in other income is due primarily to a change in the accounting for a gas contract at our Barry plant in the U.K. The contract was previously exempted from SFAS No. 133 under the normal purchases and sales exemption. In the first quarter of 2002, the contract was amended to allow the business to also resell the gas that it receives. Because of this amendment, the contract is no longer exempted from being marked-to-market under SFAS No. 133 and as a result the contract was valued in the first quarter as an asset and a corresponding gain was recorded. The valuation was performed using current forward gas price quotes and current market data for other contract variables. The forward curve used to value the contract includes certain assumptions, including projections of future gas prices in periods where future prices are not quoted. Fluctuations in market prices and their impact on the assumptions will cause the value of the contract to change. Such fluctuations could have a negative impact on the Company's results of operations.

Foreign Currency Transaction Losses. Foreign currency transaction losses increased $46 million to $70 million for the first quarter of 2002 from $24 million for the first quarter of 2001. Foreign currency transaction losses increased primarily due to the 73% devaluation in the Argentina Peso from 1.65 used at December 31, 2001 to 2.85 at March 31, 2002, which resulted in $158 million of foreign currency transaction losses at the Argentine businesses. This decrease was offset by $74 million of foreign currency transaction gains recorded at EDC due to a 20% devaluation of the Venezuelan Bolivar. EDC uses the U.S. Dollar as its functional currency but maintains debt denominated in the Venezuelan Bolivar. Additionally, $25 million of foreign currency transaction gains were recorded by Eletropaulo in Brazil during February and March 2002, the months in which it was consolidated.

Equity in Pre-tax Earnings of Affiliates. Equity in earnings of affiliates decreased $21 million, or 42%, to $29 million compared to the same period in 2001. Equity in earnings of affiliates decreased due to the completion of the swap in February 2002, and the consolidation of Eletropaulo. For the quarters ended March 31, 2002 and 2001, equity in earnings of affiliates included $34 million and $90 million, respectively, of foreign currency transaction losses due to changes in the value of the Brazilian Real during those periods.

Loss on Sale of Investment. In the first quarter of 2002, a subsidiary of the Company sold an available-for-sale security resulting in proceeds of $92 million. The realized loss on the sale was $57 million. Approximately $48 million of the loss related to recognition of previously unrealized losses which had been recorded in other comprehensive income.

Severance and Transaction Costs. During the first quarter of 2001, the Company incurred approximately $94 million of transaction and contractual severance costs related to the acquisition of IPALCO.

Income Taxes. Income taxes (including income taxes on equity in earnings) increased $41 million to $106 million for the first quarter of 2002 compared to the same period in 2001. The company's effective tax rate was 36% for the first quarter of 2002 and 35% for the first quarter of 2001.

Minority Interest. Minority interest increased $44 million from an expense of $32 million in 2001 to income of $12 million for the first quarter of 2002. Competitive supply minority interest changed by $66 million from an expense of $9 million for the first quarter of 2001 to income of $57 million for the first quarter of 2002. The change in competitive supply minority interest is due to the sharing of losses that resulted from the devaluation of the Argentine Peso with the minority shareholders. Large utilities minority interest changed by $15 million to an expense of $35 million for the first quarter of 2002 from an expense of $20 million due to the consolidation of Eletropaulo. The Company began consolidating Eletropaulo in February 2002 when its ownership interest increased to 70%. Growth distribution minority interest changed by $7 million to an expense of $2 million for the first quarter of 2002 from income of $5 million for the first quarter of 2001. The change in growth distribution minority interest is due to the deconsolidation of CESCO in the third quarter of 2001 and increased contributions from Ede Este. Contract generation minority interest remained constant at $8 million for the first quarter of 2002 and 2001.

Income from Continuing Operations. Income from continuing operations increased $70 million, or 57%, to $192 million for the first quarter of 2002 from $122 million for the first quarter of 2001. The increase in income from continuing operations for the first quarter of 2002 was due to increases in the gross margin from the contract generation, large utilities and growth distributions segments and increases in other income from marked-to-market gains on derivative instruments. These increases were slightly offset by increases in interest expense, lower equity in earnings, increased foreign currency losses and the loss on the sale of an investment.

Discontinued Operations. During the quarter ended March 31, 2002, the company wrote-off its investment in Fifoots after the plant was placed in administrative receivership. As a result, the Company recorded $32 million and $11 million for the first quarter of 2002 and 2001, net of tax, of net losses. Results of operations in 2002 were a gain of $1 million and the write-off from disposition was a loss of approximately $33 million, net of tax. All amounts in 2001 represent results of operations.

Accounting Change. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 resulted in a cumulative reduction to income of $473 million, net of income tax effects. SFAS No. 142 adopts a fair value model for evaluating impairment of goodwill in place of the recoverability model used previously. The Company wrote-off the goodwill associated with certain acquisitions where the current fair market value of such businesses is less than the current carrying value of the business, primarily as a result of reductions in fair value associated with lower than expected growth in electricity consumption compared to the original estimates made at the date of acquisition. The Company has until June 30, 2002 to complete the first step of the transitional goodwill impairment test, however the Company does not currently expect any further write-off of goodwill as a result of the transition to SFAS No. 142.

Net Income. Net income decreased $424 million to a loss of $(313) million for the three months ended March 31, 2002 from income of $111 million for the three months ended March 31, 2001. The decrease in net income during the three months ended March 31, 2002 is due to a cumulative effect of accounting change for the goodwill write-off, increased interest expense, increased foreign currency losses due to the decline in the Argentina Peso exchange rate, the loss on the sale of an investment and losses from discontinued operations. These decreases were slightly offset by an increase in the contract generation, large utilities and growth distribution gross margin and an increase in other income due to marked-to-market gains on derivative instruments.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

Non-recourse project financing

General

        AES is a holding company that conducts all of its operations through subsidiaries. AES has, to the extent practicable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire its electric power plants, distribution companies and related assets. Non-recourse borrowings are substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company, and are generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At March 31, 2002, AES had $5.8 billion of recourse debt and $18.8 billion of non-recourse debt outstanding.

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

        As a result of recent declines in the trading prices of AES's equity and debt securities, counter parties may no longer be as willing to accept general unsecured commitments by AES to provide credit support. Accordingly, with respect to both new and existing commitments, AES may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace any AES credit support. For example, AES has provided an aggregate of approximately $95 million of guarantees to entities that supply power to AES New Energy. AES cannot provide assurance that it will be able to provide adequate assurances to such counter parties in the future. In addition, to the extent AES is required and able to provide letters of credit or other collateral to such counter parties, it will limit the amount of credit available to AES to meet its other liquidity needs.

        At March 31, 2002, AES had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $730 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $50 million as of March 31, 2002. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At March 31, 2002, such commitments to invest amounted to approximately $159 million (excluding those collateralized by letter-of-credit obligations).

        At March 31, 2002, the Company had $401 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 2.0% per annum on the outstanding amounts. In addition, the Company had $18 million in surety bonds outstanding at March 31, 2002.

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

  •
  Triggering defaults in the parent's outstanding debt and trust preferred instruments. For example, the parent's revolving credit agreement and outstanding senior notes, senior subordinated notes, junior subordinated notes and trust preferred securities include events of default for certain bankruptcy related events involving material subsidiaries, as defined in the Parent's indebtedness agreements. In addition, the parent's revolving credit agreement and senior subordinated notes include events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries, as defined in the Parent's indebtedness agreements.

        All of the project defaults listed in our Annual Report on Form 10-K are still in default. During the first quarter of 2002, Termocandelaria went into payment default on its outstanding debt. Because this business is not a material subsidiary as defined in the parent's indebtedness agreements, this default is not expected to have a material adverse effect on the Company's results of operations or financial condition. All of the debt related to Termocandelaria has been recorded in current liabilities of discontinued operations in the accompanying consolidated balance sheets. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $851 million at March 31, 2002.

        None of the AES subsidiaries in default on their non-recourse project financings at March 31, 2002 are material subsidiaries as defined in the parent's indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent's revolving credit agreement or other outstanding indebtedness or the SELLS loans referred to in our Annual Report on

Form 10-K, nor are they expected to otherwise have a material adverse effect on the Company's results of operations or financial condition.

Consolidated cash flow

        At March 31, 2002, cash and cash equivalents totaled $1.3 billion compared to $922 million at December 31, 2001. The $391 million increase resulted from the $627 million provided by operating activities and the $410 million provided by financing activities offset by the $621 million used for investing activities. The net source of cash from financing activities was primarily the result of project finance borrowings of $347 million and revolver borrowings of $503 million offset, in part, by repayments of project finance borrowings and other coupon bearing securities of $478 million. At March 31, 2002, the Company had a consolidated net working capital deficit of $(1.5) billion compared to $(388) million at December 31, 2001. Included in net working capital is approximately $4.0 billion from the current portion of long-term debt. The Company intends to repay approximately $1.2 billion of the current debt during 2002, which includes $425 million of recourse debt, and the remainder is expected to be refinanced. There can be no guarantee that these refinancings can be completed or will have terms as favorable as those currently in existence. There are some subsidiaries that issue short-term debt and commercial paper in the normal course of business and continually refinance these obligations. The decrease in working capital is mainly due to the consolidation of Eletropaulo.

Parent operating cash flow

        The Company believes that parent operating cash flow is a useful measure of the cash flow available to the parent company to meet its liquidity needs. Parent operating cash flow is not a measure under generally accepted accounting principles ("GAAP") and should not be construed as an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP, as an indicator of operating performance or as a measure of liquidity. Parent operating cash flow may differ from that, or similarly titled measures, used by other companies.

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

        Parent operating cash flow for the three months ended March 31, 2002 is $331 million. The reconciliation between parent operating cash flow and the net cash provided by operating activities for the parent company is below:

Parent operating cash flow	$331
Less:
Cash received at qualifying holding companies	49

Net cash provided by operating activities of the parent	$282

        The net cash provided by operating activities of the parent company represents the operating cash flow of the AES parent company on an unconsolidated basis prepared using generally accepted accounting principles. The net cash provided by operating activities of the AES parent company and its consolidated subsidiaries was $627 million for the three months ended March 31, 2002.

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
  Principal repayments of debt
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

        At March 31, 2002, the Company had approximately $240 million of cash at the parent and $39 million of availability under the $850 million revolver.

Foreign currency exchange rates

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

        In addition, certain of the Company's foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time. The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $3.1 billion in cumulative foreign currency translation adjustment losses at March 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The Company believes that there have been no material changes in exposure to market risks during the first quarter of 2002 compared with exposure set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2001.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        See discussion of litigation and other proceedings in Part I, Note 10 to the consolidated financial statements which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

3.1	Sixth Amended and Restated Certificate of Incorporation of The AES Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 filed on May 15, 2001).
3.2	By-Laws of The AES Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 25, 2001).
4.1	There are numerous instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries, none of which exceeds ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any of such agreements to the Commission upon request.
10.1	Stock Purchase Agreement dated as of April 28, 2002 between The AES Corporation and Ameren Corporation for CILCORP Inc.
10.2	Stock Purchase Agreement dated as of April 28, 2002 between The AES Corporation and Ameren Corporation for AES Medina Valley (No. 4), L.L.C.

        (b) Reports on Form 8-K.

        Registrant filed a Current Report on Form 8-K dated February 5, 2002, relating to results of operations for the year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AES Corporation (Registrant)
Date: May 15, 2002	By:	/s/ BARRY J. SHARP Name: Barry J. Sharp Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page
10.1	Stock Purchase Agreement dated as of April 28, 2002 between The AES Corporation and Ameren Corporation (Confidential treatment requested).
10.2	Stock Purchase Agreement dated as of April 28, 2002 between The AES Corporation and Ameren Corporation for AES Medina Valley (No. 4), L.L.C.