Form 10-Q
period 2002-06-30
AES CORPORATION
filed 2002-08-14
CIK 874761

Use these links to rapidly review the document
THE AES CORPORATION INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at August 1, 2002, was 542,721,411.

THE AES CORPORATION

INDEX

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(in millions, except per share amounts)		(in millions, except per share amounts)
Revenues:
Regulated	$1,065	$817	$2,209	$1,649
Non-regulated	1,066	1,060	2,182	2,312

Total revenues	2,131	1,877	4,391	3,961
Cost of sales:
Regulated	976	614	1,807	1,245
Non-regulated	715	803	1,459	1,645

Total cost of sales	1,691	1,417	3,266	2,890
Selling, general and administrative expenses	(28)	(41)	(56)	(56)
Interest expense	(528)	(372)	(970)	(777)
Interest income	110	65	158	134
Other income (expense), net	46	28	137	41
Foreign currency transaction (losses) gains, net	(135)	14	(203)	(10)
Equity in pre-tax earnings of affiliates	26	99	55	149
Loss on sale or write-down of investments	(59)	—	(116)	—
Severance and transaction costs	—	—	—	(94)

Income (loss) before income taxes and minority interest	(128)	253	130	458
Income tax provision (benefit)	(9)	81	87	142
Minority interest in net income (losses) of subsidiaries	(21)	26	(31)	56

Income (loss) from continuing operations	(98)	146	74	260
Loss from operations of discontinued components (net of income taxes of $9, $19, $12 and $20, respectively)	(144)	(31)	(156)	(34)

Income (loss) before cumulative effect of accounting change	(242)	115	(82)	226
Cumulative effect of accounting change (net of income taxes of $(83) and $72, respectively)	127	—	(346)	—

Net income (loss)	$(115)	$115	$(428)	$226

Basic earnings per share:
Income (loss) from continuing operations	$(0.18)	$0.28	$0.14	$0.49
Discontinued operations	(0.27)	(0.06)	(0.29)	(0.06)
Cumulative effect of accounting change	0.23	—	(0.65)	—

Total	$(0.22)	$0.22	$(0.80)	$0.43

Diluted earnings per share:
Income (loss) from continuing operations	$(0.18)	$0.27	$0.14	$0.48
Discontinued operations	(0.27)	(0.06)	(0.29)	(0.06)
Cumulative effect of accounting change	0.23	—	(0.65)	—

Total	$(0.22)	$0.21	$(0.80)	$0.42

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(Unaudited)

	June 30, 2002	December 31, 2001
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,028	$922
Restricted cash	260	264
Short-term investments	328	308
Accounts receivable, net of reserves of $377 and $240, respectively	1,485	1,322
Inventory	510	562
Receivable from affiliates	10	10
Deferred income taxes	294	244
Prepaid expenses and other current assets	909	602
Current assets of discontinued operations	581	458

Total current assets	5,405	4,692
Property, plant and equipment:
Land	834	567
Electric generation and distribution assets	21,989	20,175
Accumulated depreciation and amortization	(4,180)	(3,177)
Construction in progress	4,984	4,550

Total property, plant and equipment, net	23,627	22,115
Other assets:
Deferred financing costs, net	423	438
Project development costs	52	68
Investments in and advances to affiliates	1,298	3,100
Debt service reserves and other deposits	390	472
Goodwill	2,262	2,415
Long-term assets of discontinued operations	2,244	2,600
Other assets	2,974	912

Total other assets	9,643	10,005

Total assets	$38,675	$36,812

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$1,258	$736
Accrued interest	398	281
Accrued and other liabilities	1,270	799
Current liabilities of discontinued operations	697	573
Recourse debt — current portion	1,134	488
Non-recourse debt — current portion	3,201	2,051

Total current liabilities	7,958	4,928
Long-term liabilities:
Non-recourse debt	14,579	13,789
Recourse debt	4,627	4,913
Deferred income taxes	1,649	1,695
Long-term liabilities of discontinued operations	1,282	1,413
Other long-term liabilities	3,139	2,027

Total long-term liabilities	25,276	23,837
Minority Interest (including discontinued operations of $51 and $124, respectively)	952	1,530
Company-obligated convertible mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of AES	978	978
Stockholders' equity:
Common stock	5	5
Additional paid-in capital	5,250	5,225
Retained earnings	2,381	2,809
Accumulated other comprehensive loss	(4,125)	(2,500)

Total stockholders' equity	3,511	5,539

Total liabilities & stockholders' equity	$38,675	$36,812

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
	($ in millions)
Operating activities:
Net cash provided by operating activities	$1,060	$1,126
Investing activities:
Property additions and project development costs	(1,291)	(1,223)
Acquisitions, net of cash acquired	35	(1,318)
Purchase of short-term investments, net	(90)	(43)
Proceeds from sale of available-for-sale securities	92	—
Proceeds from sale of interests in subsidiaries and businesses	29
Affiliate advances and equity investments	(6)	(115)
(Increase) decrease in restricted cash	(41)	918
Debt service reserves and other assets	84	78

Net cash used in investing activities	(1,188)	(1,703)
Financing activities:
Borrowings (repayments) under the revolver, net	501	(17)
Issuance of non-recourse debt and other coupon bearing securities	1,290	2,514
Repayments of non-recourse debt and other coupon bearing securities	(1,454)	(1,568)
Payments for deferred financing costs	(7)	(113)
Proceeds from sale of common stock	—	25
Dividends paid	—	(15)
Distributions to minority interests	(66)	(12)
Contributions by minority interests	46	16

Net cash provided by financing activities	310	830
Effect of exchange rate change on cash	(76)	(13)
Increase in cash and cash equivalents	106	240
Cash and cash equivalents, beginning of period	922	950

Cash and cash equivalents, end of period	$1,028	$1,190

Supplemental interest and income taxes disclosures:
Cash payments for interest, net of capitalized interest	$886	$699
Cash payments for income taxes, net of refunds	(6)	120
Supplemental schedule of noncash activities:
Liabilities incurred in purchase transaction	$—	$820
Liabilities consolidated in Eletropaulo transaction	4,907	—
Common stock issued for acquisition	—	511
Common stock issued for debt retirement	26	—

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(unaudited)

1.    Basis of Presentation

        The consolidated financial statements include the accounts of The AES Corporation, its subsidiaries and controlled affiliates (the "Company" or "AES"). Intercompany transactions and balances have been eliminated. Investments, in which the Company has the ability to exercise significant influence but not control, are accounted for using the equity method. The revenues and cost of sales of our large utilities and growth distribution segments are reported as regulated, and the revenues and cost of sales of our contract generation and competitive supply segments are reported as non-regulated.

        In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the six months ended June 30, 2002 and 2001, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the financial statements, which are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain reclassifications have been made to prior-period amounts to conform to the 2002 presentation.

2.    Foreign Currency Translation

        A business's functional currency is the currency of the primary economic environment in which the business operates and is generally the currency in which the business generates and expends cash. Subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the currency exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions which are long-term in nature, and which the Company does not intend to settle in the forseeable future, are shown in accumulated other comprehensive loss in the stockholders' equity section of the balance sheet. See Note 10 for the amount of foreign currency translation adjustments recorded during the three and six months ended June 30, 2002 and 2001. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in determining net income.

        During 2001, Argentina began experiencing a significant political, social and economic crisis that has resulted in significant changes in general economic policies and regulations as well as specific changes in the energy sector. In January and February 2002, many new economic measures were adopted by the Argentine Government, including abandoning the country's fixed dollar-to-peso exchange rate, converting U.S. Dollar denominated loans into pesos and placing restrictions on the convertibility of the Argentine peso. The Government has also adopted new regulations in the energy sector that have the effect of repealing U.S. Dollar denominated pricing under electricity tariffs as prescribed in existing electricity distribution concessions in Argentina by fixing all prices to consumers in pesos. Due to the changes, the Company changed the functional currency for its businesses in Argentina to the Peso. The Argentine Peso has experienced a significant devaluation relative to the U.S. Dollar during both the three months and the six months ended June 30, 2002. The Company recorded foreign currency transaction losses on its U.S. Dollar denominated debt in the second quarter of 2002 of approximately $52 million after income taxes, or $0.10 per share, representing a decline in the Argentine Peso to U.S. Dollar exchange rate from 2.85 at March 31, 2002 to 3.82 at June 30, 2002. During the six months ended June 30, 2002, the Company recorded foreign currency transaction losses of approximately $134 million after income taxes, or $0.25 per share, representing a decline in the Argentine Peso to the U.S. Dollar from 1.65 used at December 31, 2001 to 3.82 at June 30, 2002. In Argentina, the Company has total investments (including retained earnings) in growth distribution businesses of $323 million and in competitive supply businesses of $475 million.

        During the second quarter of 2002, the Brazilian Real experienced a significant devaluation relative to the U.S. Dollar, declining from 2.32 at March 31, 2002 to 2.84 at June 30, 2002. This devaluation resulted in foreign currency transaction losses at the Brazilian businesses primarily related to U.S. Dollar denominated debt of approximately $85 million after income taxes, or $0.16 per share for the quarter. Similarly during the first six months of 2001, the Brazilian Real experienced a significant devaluation declining from 1.96 at December 31, 2000 to 2.31 at June 30, 2001. The Company recorded non-cash transaction losses of approximately $106 million after income taxes, or $0.20 per share, for the six months ended June 30, 2001. The Brazilian Real continued to devalue subsequent to June 30, 2002.

        During 2002, the Venezuelan economy experienced rising inflation and unemployment rates caused by the decline in oil prices and as a result the Venezuelan Bolivar has experienced significant devaluation relative to the U.S. Dollar during both the three and six months ended June 30, 2002. The Company recorded total foreign currency transaction gains in the second quarter of 2002 of approximately $62 million after income taxes, or $0.12 per share, of which $37 million after income taxes, related to a foreign currency forward contract, which represents a decline in the Venezuelan Bolivar to the U.S. Dollar exchange rate from 906 at March 31, 2002 to 1353 at June 30, 2002. During the six months ended June 30, 2002, the Company recorded foreign currency transaction gains of approximately $127 million after income taxes, or $0.24 per share, of which $37 million after income taxes related to a foreign currency forward contract, which represents a decline in the Venezuelan Bolivar to the U.S. Dollar exchange rate from 758 at December 31, 2001 to 1353 at June 30, 2002. EDC uses the U.S. Dollar as its functional currency. A portion of its debt is denominated in the Venezuelan Bolivar and as of June 30, 2002 has net Venezuelan Bolivar monetary liabilities thereby creating the foreign currency gains when the Venezuelan Bolivar devalues.

3.    Earnings Per Share

        Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (in millions, except per share amounts).

	Three Months Ended June 30,
	2002			2001
	Net Income	Weighted Average Shares	EPS	Net Income	Weighted Average Shares	EPS
Basic earnings per share:
Income (loss) from continuing operations	$(98)	535	$(0.18)	$146	531	$0.28
Effect of assumed conversion of dilutive securities:
Options and warrants	—	—	—	—	6	(0.005)
Debt Securities	—	—	—	—	6	(0.005)
Interest savings from conversion of Debt Securities	—	—	—	1	—	—

Dilutive earnings (loss) per share:	$(98)	535	$(0.18)	$147	543	$0.27

        There were approximately 28,046,407 and 2,144,197 options outstanding at June 30, 2002 and 2001, respectively, that were omitted from the earnings per share calculation for the three months ended June 30, 2002 and 2001 because they were antidilutive.

	Six Months Ended June 30,
	2002			2001
	Net Income	Weighted Average Shares	EPS	Net Income	Weighted Average Shares	EPS
Basic earnings per share:
Income from continuing operations	$74	534	$0.14	$260	531	$0.49
Effect of assumed conversion of dilutive securities:
Options and warrants	—	2	—	—	7	(0.005)
Debt Securities	—	—	—	—	6	(0.005)
Interest savings from conversion of Debt Securities	—	—	—	2	—	—

Dilutive earnings per share:	$74	536	$0.14	$262	544	$0.48

        There were approximately 27,540,482 and 1,720,841 options outstanding at June 30, 2002 and 2001, respectively, that were omitted from the earnings per share calculation for the six months ended June 30, 2002 and 2001 because they were antidilutive.

        Total options outstanding at June 30, 2002 and June 30, 2001 were 32,792,419 and 16,487,232, respectively.

4.    Discontinued Operations

        In April 2002, AES reached an agreement to sell 100 percent of its ownership interest in CILCORP, a utility holding company whose largest subsidiary is Central Illinois Light Company ("CILCO"), to Ameren Corporation in a transaction valued at $1.4 billion including the assumption of debt and preferred stock at the closing (which was approximately $933 million at June 30, 2002). The transaction also includes an agreement to sell AES Medina Valley Cogen, a gas-fired cogeneration facility located in CILCO's service territory. The transaction is expected to generate gross proceeds of $540 million, subject to certain closing adjustments. The sale of CILCORP by AES was required under the Public Utility Holding Company Act (PUHCA) when AES purchased IPALCO, a regulated utility in Indianapolis, Indiana in March 2001. The transaction is expected to close by the first quarter of 2003. CILCORP was previously reported in the large utilities segment.

        In June 2002, AES reached an agreement to sell 100 percent of its ownership interest in AES New Energy to Constellation Energy Group for approximately $240 million, subject to certain closing adjustments which approximates the book value of the Company's investment in the business. The transaction is expected to close in the second half of 2002. AES New Energy was previously reported in the competitive supply segment.

        During the second quarter of 2002, after exploring several strategic options related to Eletronet, a telecommunication business in Brazil, AES committed to a plan to sell its 51% ownership interest in this business. The estimated realizable value is less than the book value of AES's investment and as a result, the investment in Eletronet was written down to its estimated realizable value. The write-off is included in the discontinued operations line in the accompanying consolidated statement of operations and was approximately $163 million, net of income taxes. Eletronet was previously reported in the competitive supply segment.

        As a result of a significant reduction in electricity prices in Great Britain during the first quarter of 2002, operating revenues at the Company's Fifoots Point subsidiary were insufficient to cover operating expenses and debt service costs. Accordingly, the subsidiary was placed in administrative receivership by its project financing lenders and the Company's ownership of the subsidiary was terminiated. This resulted in a write-off of the Company's investment of $33 million, net of income taxes. The Company has no continuing involvement in the Fifoots Point subsidiary which was previously reported in the competitive supply segment.

        All of the business components discussed above are classified as discontinued operations in the accompanying consolidated statement of operations. The revenues associated with discontinued operations were $486 million and $338 million for the three months ended June 30, 2002 and 2001, respectively and $968 million and $780 million for the six months ended June 30, 2002 and 2001, respectively. The pretax income from operations associated with discontinued operations was $32 million and $31 million for the three months ended June 30, 2002 and 2001, respectively and $49 million and $39 million for the six months ended June 30, 2002 and 2001, respectively. The loss on disposal/write-down reported in discontinued operations was $170 million and $202 million, net of income taxes, for the three and six months ended June 30, 2002, respectively.

5.    Swap of Ownership in Brazilian Business

        On February 6, 2002, a subsidiary of the Company exchanged with EDF International S.A., its shares representing a 23.89% interest in Light Servicos de Eletricidade S.A. for 88% of the shares of AES Elpa S.A. (formerly Lightgas Ltda) (the "swap"). AES Elpa owns 77% of the voting capital (31% of the total capital) of Eletropaulo Metropolitana Eletricidade de Sao Paulo S.A. ("Eletropaulo") and 100% of Light Telecom. In connection with the swap, AES Elpa assumed debt of $527 million of which approximately $85 million is due in October 2002 and the remainder due in 2003. The swap was accounted for at historical cost as a reorganization of entities under common control. Pre-existing goodwill of approximately $780 million was initially recorded in conjunction with the swap. As a result of the swap, the Company has a controlling interest through a 70.37% ownership interest in Eletropaulo and consolidates its activity. Previously the Company had accounted for its investment in Eletropaulo using the equity method.

        The total debt which was added to the consolidated balance sheet at March 31, 2002 as a result of the swap, including the AES Elpa S.A. debt, was $2.3 billion. The average interest rate on the debt was 9.31% at March 31, 2002. Scheduled maturities of the additional debt is as follows (in millions):

2002	$1,342
2003	394
2004	119
2005	164
2006	82
Thereafter	156

Total	$2,257

The terms of the debt contain certain restrictive financial and non-financial covenants. The financial covenants provide for, among other items, interest expense coverage ratio limits, leverage ratio maximums, maintenance of a minimum net worth, capital expenditure limitations and maintenance of ratio of indebtedness to earnings and capitalization. The non-financial covenants include limitations on asset sales, incurrence of liens and guarantees and payment of dividends if certain ratios are not met. At June 30, 2002, Eletropaulo is not in compliance with certain of its financial covenants on $605 million of outstanding debt and is seeking a waiver from the lenders. At June 30, 2002, approximately $305 million is recorded in non-recourse debt—long-term in the accompanying consolidated balance sheets. The remainder is recorded in non-recourse debt—current.

        Under the electricity rationing settlement agreement in Brazil ("rationing agreement"), Eletropaulo can receive Brazilian Real denominated loans from BNDES, the National Development Bank of Brazil, for revenues to be received through future tariff increases. Approximately $120 million was outstanding at March 31, 2002. The loans bear interest at the Selic (Brazilian interbank interest rate), 18.41% at June 30, 2002, plus 1%. Repayment will be made in 12 consecutive monthly installments beginning March 15, 2002. Eletropaulo is required to deposit a portion of its revenues in a restricted bank account as collateral for the loan. Future BNDES disbursements under the rationing agreement will have a repayment term of approximately 5 years.

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

6.    Investments in and Advances to Affiliates

        The Company records its share of earnings from its equity investees on a pre-tax basis. The Company's share of the investee's income taxes is recorded in income tax expense.

        The Company is a party to joint venture/consortium agreement through which the Company has an equity investment in Companhia Energetica de Minas Gerais ("CEMIG"). The agreement prescribes ownership and voting percentages as well as other matters. For the six months ended June 30, 2002, the undistributed earnings from CEMIG were $2.1 million.

        The following table presents summarized financial information (in millions) for the Company's investments in affiliates over which it has the ability to exercise significant influence but does not control, which are accounted for using the equity method:

	Six Months Ended June 30,
	2002	2001
Revenues	$1,624	$3,048
Operating income	472	907
Net income	132	364
	June 30, 2002	December 31, 2001
Current assets	$1,097	$3,700
Noncurrent assets	7,168	14,943
Current liabilities	1,190	3,510
Noncurrent liabilities	3,417	8,297
Stockholders' equity	3,658	6,836

        Equity ownership percentages for these investments are presented below:

Affiliate	Country	June 30, 2002	December 31, 2001
CEMIG	Brazil	21.62%	21.62%
Cesco	India	48.45	48.45
Chigen affiliates	China	30.00	30.00
EDC affiliates	Venezuela	45.00	45.00
Eletropaulo	Brazil	—	50.43
Elsta	Netherlands	50.00	50.00
Gener affiliates	Chile	37.50	37.50
Infovias	Brazil	—	50.00
Kingston	Canada	50.00	50.00
Light	Brazil	—	23.89
Medway Power, Ltd.	United Kingdom	25.00	25.00
OPGC	India	49.00	49.00
Songas Limited	Tanzania	49.00	49.00

        In the second quarter of 2002, the Company recorded an impairment charge of approximately $40 million, after income taxes, on an equity method investment in a telecommunications company in Latin America held by EDC. The impairment charge resulted from sustained poor operating performance coupled with recent funding problems at the invested company. Additionally, the Company sold its investment in Infovias, a telecommunications company in Brazil, for proceeds of $31 million to CEMIG, an affiliated company. The loss recorded on the sale was approximately $14 million.

7.    Other Income (Expense)

        The components of other income are summarized as follows (in millions):

	For the Three Months Ended
	June 30, 2002	June 30, 2001
Marked-to-market gains on trading securities	$—	$44
Marked-to-market gains on commodity derivatives	25	2
Gain on sale of assets/extinguishment of liabilities	19	—
Other non-operating income	3	6

	$47	$52

	For the Six Months Ended
	June 30, 2002	June 30, 2001
Marked-to-market gains on trading securities	$—	$44
Marked-to-market gains on commodity derivatives	115	8
Gain on sale of assets/extinguishment of liabilities	27	3
Other non-operating income	3	11

	$145	$66

        During the second quarter of 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other items, this Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt". As a result early extinguishments of debt are no longer reported as extraordinary items but are included in income from continuing operations. During the second quarter of 2002, the Company extinguished debt with a face value of approximately $26 million for 3,367,678 shares of the Company's common stock resulting in a gain of approximately $10 million which is recorded in other income (expense), net in the accompanying consolidated statement of operations.

        During the first quarter of 2002 there was a change in the accounting for a natural gas supply contract at our Barry generating plant in the U.K. The contract was previously exempted from SFAS No. 133 under the normal purchases and normal sales exemption. In the first quarter of 2002, the contract was amended to allow the business to also resell the gas that it receives. Because of this amendment, the contract is no longer exempted from being marked-to-market under SFAS No. 133 and as a result the contract was valued in the first quarter as an asset and a corresponding gain of $83 million was recorded. There was no significant change in the market value of this contract during the second quarter of 2002. The valuation was performed using current forward gas price quotes and current market data for other contract variables. The forward curve used to value the contract includes certain assumptions, including projections of future gas prices in periods where future prices are not quoted. Fluctuations in market prices and their impact on the assumptions will cause the value of the contract to change. Such fluctuations could have a negative impact on the Company's results of operations.

        The components of other expense are summarized as follows (in millions):

	For the Three Months Ended
	June 30, 2002	June 30, 2001
Marked-to-market losses on commodity derivatives	$—	$(20)
Other non-operating expenses	(1)	(4)

	$(1)	$(24)

	For the Six Months Ended
	June 30, 2002	June 30, 2001
Loss on sale of assets	$(3)	$—
Marked-to-market losses on commodity derivatives	—	(20)
Other non-operating expenses	(5)	(5)

	$(8)	$(25)

        Also in the first quarter of 2002, a subsidiary of the Company sold an available-for-sale security resulting in gross proceeds of $92 million. The realized loss on the sale was $57 million. Approximately $48 million of the loss related to recognition of previously unrealized losses. This loss is recorded in loss on sale or write-down of investments in the accompanying consolidated statement of operations.

8.    Change in Accounting Principle

        On April 1, 2002, Derivative Implementation Group ("DIG") Issue C-15, "Normal Purchases and Normal Sales Exception for Option Type Contracts and Forward Contracts in Electricity" became effective. DIG Issue C-15 is an interpretation of SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities", recognized by the FASB with respect to the application of SFAS No. 133. DIG Issue C-15 allows certain contracts for the purchase or sale of electricity, both forward contracts and option contracts, to qualify for the normal purchases and normal sales exemption and does not require these contracts to be accounted for as derivatives under SFAS No. 133. In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business. Additionally, contracts that have a price based on an underlying index that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS No. 133.

        The Company has two contracts that previously qualified for the normal purchases and normal sales exemption of SFAS No. 133, but no longer qualify for this exemption due to the effectiveness of DIG Issue C-15 on April 1, 2002. Accordingly, these contracts are required to be accounted for as derivatives at fair value. The two contracts are a 30-year power sales contract at our Warrior Run plant in Maryland and a 3-year power sales contract at our Deepwater plant in Texas. Approximately 28 years remain on the Warrior Run contract and approximately two and three quarter years remain on the Deepwater contract. The contracts were valued as of April 1, 2002, and an asset and a corresponding gain of $127 million, net of income taxes, was recorded as a cumulative effect of a change in accounting principle. The majority of the gain recorded relates to the Warrior Run contract, as the asset value of the Deepwater contract on April 1, 2002, was less than $1 million. The Warrior Run contract qualifies as a cash flow hedge as defined by SFAS No. 133 and hedge accounting will be applied for this contract. The contract valuations were performed using current forward electricity and gas price quotes and current market data for other contract variables. The forward curves used to value the contracts include certain assumptions, including projections of future electricity and gas prices in periods where future prices are not quoted. Fluctuations in market prices and their impact on the assumptions will cause the value of these contracts to change. Such fluctuations will increase the volatility of the Company's reported results of operations.

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes accounting and reporting standards for goodwill and other intangible assets. The standard eliminates goodwill amortization and requires an evaluation of goodwill for impairment upon adoption of the standard, as well as annual subsequent evaluations. The adoption of SFAS No. 142 resulted in a cumulative reduction to income of $473 million, net of income tax effects, which was recorded as a cumulative effect of accounting change in the first quarter of 2002. SFAS No. 142 adopts a fair value model for evaluating impairment of goodwill in place of the recoverability model used previously. The reduction resulted from the write-off of goodwill related to certain of our businesses in Argentina, Brazil and Colombia. The Company wrote-off the goodwill associated with certain acquisitions where the current fair market value of such businesses is less than the current carrying value of the business, primarily as a result of reductions in fair value associated with lower than expected growth in electricity consumption and lower electricity prices due in part to the devaluation of foreign exchange rates compared to the original estimates made at the date of acquisition. The fair value of these businesses was estimated using the expected present value of future cash flows and comparable sales, when available. The Company's annual impairment testing date will be October 1st.

        Included in other assets in the accompanying consolidated balance sheets are concession agreements with a gross carrying amount of $195 million and accumulated amortization of $6 million. The agreements have a weighted average remaining amortization period of 18.2 years. For the three and six months ended June 30, 2002, the amortization expense was $2.2 million and $4.5 million, respectively. The estimated amortization expense for fiscal years 2003 through 2007 is $9 million each year.

        Changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2002, are as follows (in millions):

	Contract Generation	Competitive Supply	Large Utilities	Growth Distribution	Total
Carrying amount at December 31, 2001	$1,124	$197	$—	$1,094	$2,415
Goodwill acquired during the period	—	—	780	—	780
Impairment losses	—	(80)	—	(681)	(761)
Concessions reclassed to other assets	(10)	(7)	—	(152)	(169)
Translation adjustments and other	10	(2)	25	(36)	(3)

Carrying amount at June 30, 2002	$1,124	$108	$805	$225	$2,262

        Reported net (loss) income and earnings (loss) per share adjusted to exclude amortization expense for the three and six months ended June 30, 2002 and 2001 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	($ in millions, except per share amounts)		($ in millions, except per share amounts)
Income (loss) from continuing operations	$(98)	$146	$74	$260
Add back: Goodwill amortization	—	13	—	26

Adjusted income (loss) from continuing operations	$(98)	$159	$74	$286

Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$(0.18)	$0.28	$0.14	$0.49
Goodwill amortization	—	0.02	—	0.05

Adjusted basic earnings (loss) per share	$(0.18)	$0.30	$0.14	$0.54

Diluted earnings (loss) per share:
Reported diluted earnings (loss) per share	$(0.18)	$0.27	$0.14	$0.48
Goodwill amortization	—	0.03	—	0.05

Adjusted diluted earnings (loss) per share	$(0.18)	$0.30	$0.14	$0.53

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	($ in millions, except per share amounts)		($ in millions, except per share amounts)
Net income (loss)	$(115)	$115	$(428)	$226
Add back: Goodwill amortization	—	18	—	37

Adjusted Net income (loss)	$(115)	$133	$(428)	$263

Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$(0.22)	$0.22	$(0.80)	$0.43
Goodwill amortization	—	0.03	—	0.07

Adjusted basic earnings (loss) per share	$(0.22)	$0.25	$(0.80)	$0.50

Diluted earnings (loss) per share:
Reported diluted earnings (loss) per share	$(0.22)	$0.21	$(0.80)	$0.42
Goodwill amortization	—	0.04	—	0.07

Adjusted diluted earnings (loss) per share	$(0.22)	$0.25	$(0.80)	$0.49

9.    Contingencies and Risks

  Project level defaults

        All of the project defaults listed in our Annual Report on Form 10-K are still in default. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $767 million at June 30, 2002. During the first quarter of 2002, Termocandelaria went into payment default on its outstanding debt. Because this business is not a material subsidiary as defined in the parent's indebtedness agreements, this default is not expected to have a material adverse effect on the Company's results of operations or financial condition. All of the debt related to Termocandelaria has been recorded in current liabilities of discontinued operations in the accompanying consolidated balance sheets.

        Sul is a party to a working capital facility of approximately $11 million that became due on August 1, 2002 and has not yet been repaid. Sul and the bank under such facility have agreed in principle to a restructuring of this facility.

        None of the AES subsidiaries in default on their non-recourse project financings at June 30, 2002 are material subsidiaries as defined in the parent's indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent's revolving credit agreement or other outstanding indebtedness or the SELLS loans referred to in our Annual Report on Form 10-K, nor are they expected to otherwise have a material adverse effect on the Company's results of operations or financial condition.

        On August 12, 2002, a $30 million working capital facility to a subsidiary of Eletropaulo that was guaranteed by Eletropaulo became due. Eletropaulo has entered into an agreement with the lender under such facility to repay and/or renegotiate such facility on or prior to August 16, 2002. Eletropaulo is also not in compliance with certain covenants relating to financial ratios contained in three syndicated loan agreements totaling $605 million due to the effects of rationing and devaluation in Brazil. Eletropaulo is currently seeking a waiver from the lenders of the three syndicated loan agreements.

        At June 30, 2002, EDC was not in compliance with one of its net worth covenants on $150 million of non-recourse debt. Under the debt agreement, EDC has until August 31, 2002 to cure the noncompliance before its debt is considered to be in default. EDC expects to receive an amendment to change the mechanics of the covenant calculation by August 31, 2002. Of the related debt approximately $113 million is classified in non-recourse debt—long term in the accompanying consolidated balance sheets. The remainder is classified as non-recourse debt—current.

        On July 1, 2002, AES Drax and the relevant financing parties executed a waiver which cured an event of default it had related to the inability to obtain specified minimum amounts of insurance coverage.

  Contingencies

        At June 30, 2002, the Company had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $718 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $25 million as of June 30, 2002. In addition, the Company has commitments to fund its equity contributions in projects currently under development or in construction. At June 30, 2002, such commitments to invest amounted to approximately $101 million (excluding those collateralized by letter-of-credit obligations).

        At June 30, 2002, the Company had $320 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 2.0% per annum on the outstanding amounts. In addition, the Company had $18 million in surety bonds outstanding at June 30, 2002.

        During the second quarter of 2002, the Brazilian National Electric Energy Agency ("ANEEL") promulgated an order ("Order 288") whose practical effect was to purport to invalidate gains recorded by the Company's subsidiary, AES Sul Distribuidora Gaucha de Energia S.A. ("AES Sul") from inter- submarket trading of energy purchased from the Itaipu power station. AES Sul filed an administrative appeal with ANEEL challenging the legality of Order 288 and requested a preliminary injunction in the Brazilian federal courts to suspend the effect of Order 288 pending the determination of the administrative appeal. AES Sul's preliminary injunction request and the administrative appeal were both recently denied. AES Sul intends to file the main lawsuit on the merits in the Brazilian federal courts to challenge the legality of Order 288 and, within that proceeding, intends to request an injunction to prevent the implementation of the ANEEL order. However, there can be no assurances that the Company will be successful. The Company has recorded a pre-tax provision as a reduction of revenues of approximately $160 million during the three months ended June 30, 2002.

        As part of its efforts to reduce discretionary capital spending, a subsidiary of the Company suspended construction of the 1,000 MW gas fired Mountainview project located in California. Consistent with that decision, in July 2002 the Company's subsidiary sent a letter terminating the construction contract, and is currently deciding what next steps to take with the project. The construction contractor has asserted certain payment claims against AES's subsidiary and in addition, asserted claims against an alleged corporate guaranty of the Company. The Company's subsidiary has disputed the amounts claimed by the contractor, and the Company disputes the existence of the alleged corporate guaranty. The Company has invested approximately $418 million to date in the Mountainview project.

  Litigation

        In September 1999, a judge in the Brazilian appellate state court of Minas Gerais granted a temporary injunction that suspended the effectiveness of a shareholders' agreement between the Company's joint venture and the state of Minas Gerais concerning Cia. Energetica de Minas Gerais ("CEMIG"). This appellate ruling suspended the shareholders' agreement while the action to determine the validity of the shareholders' agreement was litigated in the lower state court. In

November 1999, the full appellate state court upheld the temporary injunction. In March 2000, the lower state court in Minas Gerais ruled on the merits of the case, holding that the shareholders' agreement is invalid. In April 2001, the state appellate court denied an appeal of the merits decision, confirming that the shareholders' agreement is null and void and extending the injunction suspending its effectiveness. In October 2001, the Company's joint venture initiated a special procedure before the state appellate court to request that the case be reviewed in the federal superior court in Brasilia. In August 2002 the state appellate court refused the request. The Company's joint venture must now pursue an appeal of that decision in the federal superior court. The Company, together with its joint venture partner, intends to vigorously pursue its legal rights in this matter and to restore all of its rights regarding the shares of CEMIG held by the joint venture. Failure to prevail in this matter may limit the Company's influence on the daily operation of CEMIG. The Company intends to vigorously pursue its legal rights in this matter, however, there can be no assurances that the Company will be successful in its efforts.

        In November 2000, the Company was named in a purported class action suit along with six other defendants alleging unlawful manipulation of the California wholesale electricity market, resulting in inflated wholesale electricity prices throughout California. Alleged causes of action include violation of the Cartwright Act and the California Unfair Trade Practices Act. The case has been consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which asserted the claims asserted in the earlier action and names the Company, AES Redondo Beach, L.L.C., AES Alamitos, L.L.C., and AES Huntington Beach, L.L.C. as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the United States District Court for the Southern District of California. Plaintiffs have filed a motion to remand the case to state court, which is currently pending. The Company and the Company's subsidiaries believe they have meritorious defenses to any actions asserted against them and expect to defend themselves vigorously against the allegations.

        In addition, the crisis in the California wholesale power markets has directly or indirectly resulted in several administrative and legal actions involving the Company's businesses in California. Each of the Company's businesses in California (AES Southland, AES Placerita and AES New Energy) are subject to overlapping state investigations by the California Attorney General's Office, the California Public Utility Commission and a subcommittee of the California Senate. The businesses have cooperated with the investigations and have responded to multiple requests for the production of documents and data surrounding the operation and bidding behavior of the plants.

        In August 2000, the Federal Energy Regulatory Commission ("FERC") announced an investigation into the national wholesale power markets, with particular emphasis upon the California wholesale electricity market, in order to determine whether there has been anti-competitive activity by wholesale generators and marketers of electricity. The FERC has requested documents from each of the AES Southland plants. AES Southland has cooperated fully with the FERC investigation.

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

        In July 2001, a petition was filed against CESCO, an affiliate of the Company by the Grid Corporation of Orissa, India ("Gridco"), with the Orissa Electricity Regulatory Commission ("OERC"), alleging, among other things, that CESCO had defaulted on certain contractual obligations and asked for interim measures of protection, including the appointment of a government regulator to manage CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company's investment in CESCO obligates the Company to provide additional financial support to cover CESCO's financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder's Agreement ("SHA"), between Gridco, the Company, AES ODPL, and Jyoti Structures. The notice to arbitrate failed to detail the disputes under the SHA for which the Arbitration had been initiated. In May 2002, a motion was filed by CESCO with the Supreme Court of India seeking to remove the arbitration panel. The motion remains pending. The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

        In June 2002, the Company, Dennis W. Bakke, former CEO, Roger W. Sant, Chairman of the Board and Barry J. Sharp, Chief Financial Officer, were named as defendants in a purported class action lawsuit filed in the District Court for the Southern District of Indiana. The lawsuit purports to be filed on behalf of the class of all persons who exchanged their shares of IPALCO Common Stock for shares of AES common stock pursuant to the Registration Statement dated and filed with the SEC on August 16, 2000. The complaint filed in the lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The Company and the individuals believe that they have meritorious defenses to the actions asserted against them and intend to defend vigorously against the allegations in the lawsuit.

        In April 2002, IPALCO Enterprises, Inc. ("IPALCO"), a subsidiary of the Company, and certain former officers and directors of IPALCO were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that the former members of the pension committee for the thrift plan breached their fiduciary duties to the plaintiffs under the Employment Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. On July 22, 2002, the defendants filed a motion to dismiss the lawsuit, which motion remains pending.

        In March 2002, the general contractor responsible for the construction of two additional units at AES's Huntington Beach plant filed for bankruptcy in the United States bankruptcy court for the Central District of California. A number of the subcontractors hired by the general contractor, due to alleged non-payment by the general contractor, have asserted claims for non-payment against AES Huntington Beach. To the extent that AES Huntington Beach satisfies any of the subcontractor claims for payment, AES Huntington Beach may be unsuccessful in recovering such amounts from, or offsetting such amounts against claims by, the general contractor. In addition, in March 2002, the general contractor filed a schedule in the bankruptcy court and asserted that the general contractor allegedly is owed an additional $57 million by AES Huntington Beach purportedly due to cost overruns and delays. In June 2002, the subcontractor claims and the general contractor claims were consolidated in the Bankruptcy Court. The Company does not believe that any additional amounts are owed by its subsidiary and such subsidiary intends to defend vigorously against such claims.

        The U.S. Department of Justice is conducting an investigation into allegations that persons and/or entities involved with the Bujagali hydroelectric power project which the Company is developing in Uganda, have made or have agreed to make certain improper payments in violation of the Foreign Corrupt Practices Act. The Company is conducting its own internal investigation and is cooperating with the Department of Justice in this investigation. The Company does not intend to proceed with final approval of the financing for the project until the allegations have been resolved.

        In April 2002, the Company and three subsidiaries (AES Argentina Investments, Ltd., La Plata III, Inc., and AES Argentina Operations, Ltd) were named in a lawsuit filed in New York State Court by PSEG Americas Inc. and certain of its affiliated companies based on alleged facts surrounding the

February 2002 termination of a sales transaction related to certain Argentina investments. Alleged causes of action set forth in the lawsuit include breach of contract, declaratory judgment and tortious interference with the contract. On May 13, 2002, the plaintiffs filed a motion seeking a preliminary injunction seeking to require the parties to prepare for the closing of the sales transaction at issue in the lawsuit so that the parties could close the transaction if the Court ordered specific performance after a trial of the action and also requesting expedited discovery and trial. On May 25, 2002, the Company and the three AES subsidiaries filed a motion to dismiss the complaint in its entirety. The motion to dismiss the complaint and the motion for preliminary injunction have not yet been heard by the Court. The Company believes that it has meritorious defenses to any actions asserted against it and intends to vigorously defend against the allegations.

        On May 8, 2002, AES NewEnergy, AES Placerita, and Mountainview Power LLC, three subsidiaries of the Company, received letters from the FERC requesting that such AES subsidiaries advise if they had engaged in certain trading strategies identified in the letters. Additionally in May 2002, the Company received a request from the states of Oregon and Washington requesting similar information as required by the letters from the FERC. The AES subsidiaries have timely responded to all letter requests received from the FERC, and the Company timely responded to the states requests. Both the Company and the subsidiaries advised that they did not participate in any of the trading strategies.

        The Company is also involved in certain legal proceedings in the normal course of business. Certain claims, suits and complaints have been filed or are pending against the Company.

10.  Comprehensive Loss

        The components of comprehensive loss for the three and six months ended June 30, 2002 and 2001 are as follows (in millions):

	Three Months Ended June 30,
	2002	2001
Net income (loss)	$(115)	$115
Foreign currency translation adjustments arising during the period (net of income taxes of $40 and $12, respectively)	(571)	(319)
Derivative activity:
Reclassification to earnings (net of income taxes of $4 and $2, respectively)	(16)	(5)
Change in derivative fair value (net of income taxes of $52 and $40, respectively)	(75)	83

Total change in fair value of derivatives	(91)	78
Minimum pension liability (net of income taxes of $5)	11	—

Comprehensive loss	$(766)	$(126)

	Six Months Ended June 30,
	2002	2001
Net income (loss)	$(428)	$226
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period (net of income taxes of $41 and $27, respectively)	(1,336)	(555)
Less: Discontinued foreign entity (no income tax effect)	1	—

Total foreign currency translation adjustments	(1,335)	(555)
Derivative activity:
Change in accounting principle (net of income taxes of $50)	—	(93)
Reclassification to earnings (net of income taxes of $9 and $7, respectively)	(32)	(13)
Change in derivative fair value (net of income taxes of $34 and $17, respectively)	(37)	41

Total change in fair value of derivatives	(69)	(65)
Realized loss on investment sale (no income tax effect)	48	—
Minimum pension liability (net of income taxes of $112 and $1)	(269)	(2)

Comprehensive loss	$(2,053)	$(396)

        The components of other comprehensive loss at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 30, 2001
Cumulative foreign currency translation adjustments	$3,648	$2,313
Change in accounting principle-SFAS No. 133	91	91
Minimum pension liability	288	19
Change in derivative fair value	98	29
Unrealized loss on investment	—	48

Total	$4,125	$2,500

11.  Segments

        Information about the Company's operations by segment is as follows (in millions):

	Revenues(1)	Gross Margin(2)	Equity Earnings
Quarter Ended June 30, 2002:
Contract Generation	$645	$259	$18
Competitive Supply	421	92	(1)
Large Utilities	878	185	9
Growth Distribution	187	(96)	—

Total	$2,131	$440	$26

Quarter Ended June 30, 2001:
Contract Generation	$617	$171	$14
Competitive Supply	443	86	(3)
Large Utilities	426	161	88
Growth Distribution	391	42	—

Total	$1,877	$460	$99

Six Months Ended June 30, 2002:
Contract Generation	$1,284	$526	$34
Competitive Supply	898	197	(3)
Large Utilities	1,655	416	24
Growth Distribution	554	(14)	—

Total	$4,391	$1,125	$55

Six Months Ended June 30, 2001:
Contract Generation	$1,303	$410	$32
Competitive Supply	1,009	257	(3)
Large Utilities	850	330	120
Growth Distribution	799	74	—

Total	$3,961	$1,071	$149

(1)
Intersegment revenues for the quarters ended June 30, 2002 and 2001 were $30 million and $15 million, respectively and $57 and $52 for the six months ended June 30, 2002 and 2001, respectively.

(2)
Gross margin is revenues less cost of sales.

	Total Assets
	June 30, 2002	December 31, 2001
Contract Generation	$12,683	$12,002
Competitive Supply	9,099	9,511
Large Utilities	10,732	7,444
Growth Distribution	2,791	4,316
Discontinued Businesses	2,827	3,112
Corporate	543	427

Total Assets	$38,675	$36,812

12.  Subsequent Events

        In July 2002, two subsidiaries of the Company amended loans that are collateralized by shares of AES common stock to eliminate requirements that additional shares be delivered for collateral. The Company has capped the number of shares required to be pledged to secure the $350 million loan due in 2003 issued by AES EDC Funding II LLC (EDC SELLS Loan) and the $300 million loan due in 2004 issued by AES New York Funding LLC (NY SELLS Loan) at 473 million shares in aggregate. The amendment also provides that $162.5 million will be paid on such loans no later than December 15, 2002.

        EDC SELLS Loan.    The EDC SELLS Loan is secured by (i) a pledge by AES EDC Funding LLC (the "EDC SELLS Borrower") of all of the membership interests in AES EDC Holding LLC, a wholly-owned subsidiary through which the Company holds its 87% interest in C.A. La Electricidad de Carcacas ("EDC") and (ii) approximately 255 million shares of common stock of the Company held in the name of the EDC SELLS Borrower as of August 14, 2002.

        NY SELLS Loan.    The NY SELLS Loan is secured by (i) a pledge by AES New York Funding LLC (the "NY SELLS Borrower") of all of the limited liability companies membership interests and partnership interests in the subsidiaries of the NY SELLS Borrower that own or operate the Somerset, Cayuga, Westover, Greenidge, Hickling and Jennison coal-fired electric generating plants (the "NY Generating Assets") and (ii) approximately 218 million shares of common stock of the Company held in the name of the NY SELLS Borrower as of August 14, 2002.

        The Company has no obligation to deliver any additional shares of the Company's common stock as collateral to secure the SELLS Loans. Once pledged, shares of Company common stock remain as collateral and are not released until the applicable SELLS Loan is repaid.

        In addition to failing to maintain an adequate collateral value to loan amount, the events of default with respect to the SELLS Loans include (a) typical events of default related to the EDC Borrower and the NY Sells Borrower, as the case may be, and (b) the occurrence and continuance of an "Event of Default" under the Company's revolving credit agreement.

        Upon the occurrence and during the continuance of an event of default, the lenders are entitled to accelerate the maturity of the applicable SELLS Loan and to foreclose upon and sell the collateral. The lenders can only sell those shares necessary to repay amounts then due under the loans agreements. The lenders are not entitled to demand that the Company, nor is the Company obligated to, make any payment with respect to the SELLS Loans, repurchase any of the collateral or provide additional Company shares or other collateral.

        The share of Company stock that constitute collateral have not been registered under the Securities Act of 1933 and may not be sold in a foreclosure sale until so registered except in a manner exempt from the registration requirements of the Securities Act. The Company has agreed to cause the pledged Company shares to be registered by no later than July 31, 2003 in the case of the EDC SELLS Loan and November 28, 2004 in the case of the NY SELLS Loan or earlier if there has been a material adverse change in the business, condition (financial or otherwise), operations, performance, properties or prospectus of the EDC SELLS Borrower or EDC or the NY SELLS Borrower or the NY Generating Assets, as the case may be). In addition, the Company is required to register the shares pledged to secure both SELLS Loans if it is required to register the shares pledged to secure either SELLS Loan.

        The Company shares held in the name of the EDC SELLS Borrower and NY SELLS Borrower are not considered outstanding and therefore have been excluded from the calculation of earnings per share.

ITEM 2. Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Initiatives

        AES has announced a number of strategic initiatives designed to decrease its dependence on access to the capital markets, strengthen its balance sheet, reduce the financial leverage at the parent company, reduce its earnings volatility and improve short-term liquidity. One of these initiatives involves the sale of all or part of certain of the Company's subsidiaries. The Company is currently evaluating which businesses it may sell, however, there can be no guarantee that the proceeds from such sales transactions would cover the entire investment in such subsidiaries. Additionally, depending on which businesses are eventually sold, the entire or partial sale of any subsidiaries may change the current financial characteristics of the Company's portfolio and results of operations, and may impact in the future the amount of recurring earnings and cash flows the Company would expect to achieve.

        The Company created the Cost Cutting Office in early 2002 to better capture the benefits of scale in the procurement of services and supplies. The Company expects to realize cost cutting benefits in both earnings and cash flows, however, there can be no assurance that the Cost Cutting Office will be successful in achieving these savings.

        The Company established the Turnaround Office in early 2002 to focus on improving the operating and financial performance of, selling or abandoning underperforming businesses. Businesses are considered to be underperforming if they don't meet the Company's internal rate of return criteria. The Turnaround Office is evaluating the following businesses: Drax, Sul, Uruguaiana, Chivor, TermoAndes, Telasi, Eletropaulo, CEMIG, Mountainview and certain other projects in construction. The Company is in the process of identifying whether the profitability and cash flows of such businesses can be sufficiently improved to achieve acceptable returns on the Company's investment, or whether such businesses should be sold or abandoned. If the Company determines that certain businesses are to be sold or otherwise disposed of, there can be no guarantee that the proceeds from such sales transactions would cover the entire investment in such subsidiaries or that such proceeds will be available to the parent. As the Company continues to evaluate its construction projects and its investments in Latin America, additional businesses may become subject to the review of the Turnaround Office.

Brazil

        Eletropaulo.    AES has owned an interest in Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. ("Eletropaulo") since May 1999 and has gradually increased its ownership interest in Eletropaulo through a series of transactions since then. The Company began consolidating Eletropaulo in February 2002 when it acquired a controlling interest in the business. As of June 30, 2002, Eletropaulo had $1.5 billion of outstanding indebtedness, approximately $910 million of which is scheduled to mature through June 30, 2003. The Company's total investment and retained earnings associated with Eletropaulo as of June 30, 2002, was approximately $1.3 billion. The electricity rationing agreement that was reached in December 2001 established that BNDES, the National Development Bank of Brazil, would fund 90% of the amounts recoverable under the associated tariff increase upfront through loans prior to their recovery through tariffs. The loans are repayable over the tariff increase collection period. Eletropaulo has received $113 million (based on the exchange rate at the date of receipt) from BNDES pursuant to the terms of the rationing agreement as of June 30, 2002 and is expected to receive a final installment of approximately $191 million (based upon the June 30, 2002 exchange rate).

        Due to the continuing delay in disbursement of the rationing settlement loans by BNDES, the effects of rationing, devaluation and other events in Brazil, Eletropaulo is facing significant near term debt maturities that must be extended, restructured, refinanced or repaid. Included in this amount is a $30 million working capital facility to a subsidiary of Eletropaulo that was guaranteed by Eletropaulo and became due on August 12, 2002. Eletropaulo has entered into an agreement with the lender under such facility to repay and/or renegotiate such facility on or prior to August 16, 2002. Eletropaulo is also not in compliance with certain covenants relating to financial ratios contained in three syndicated loan agreements as a result of the effects of rationing and devaluation in Brazil. Such non-compliance gives these and other lenders to Eletropaulo the right to accelerate their loans. Such non-compliance could result in a default under the BNDES loans to the holding companies that own our common and preferred shares investments in Eletropaulo.

        AES financed certain of its purchases in Eletropaulo through deferred purchase price financing arrangements provided by BNDES to subsidiaries of the Company, which aggregates approximately $1.1 billion. Approximately, $85 million is scheduled to be repaid in the remaining months of 2002 and $755 million in 2003. In connection with restructuring the repayment terms of this indebtedness to BNDES, AES has pledged the proceeds from the potential sales of certain of its businesses in Brazil, including Sul, Uruguaiana, Eletronet, Eletropaulo Telecom and Light Telecom to BNDES. The shares underlying the Company's investment in Uruguaiana and Eletronet have been pledged as collateral to BNDES. The subsidiaries may not be able to repay the amounts when due, because of the impacts of the devaluation, electricity rationing and the lower than expected tariffs and demand for electricity. If the AES holding companies are not able to repay the amounts when due or are not able to refinance or extend the maturities of any or all of the payment amounts, BNDES may choose to demand the return of the shares held as collateral, and this may result in a loss and a corresponding write-off of a portion or all of the Company's investment. In addition, a default on these BNDES loans will result in a cross default to a BNDES loan to Eletropaulo and could result in a cross default to a BNDES loan in connection with our investment in CEMIG. The Company and its subsidiaries are in negotiations with holders of Eletropaulo debt and BNDES to seek to renegotiate the terms of this indebtedness. However, there can be no assurance that these negotiations will be successful.

        CEMIG.    In June 1997, AES acquired a voting interest in CEMIG through a consortium and currently owns a 21.6% voting interest. The Company's total investment including retained earnings associated with CEMIG as of June 30, 2002, was approximately $521 million. A subsidiary of AES received a loan from BNDES to finance its investment in CEMIG, and the balance outstanding on this loan is approximately $655 million. There are no repayments scheduled for the remainder of 2002, and approximately $57 million of principal and interest is scheduled to be repaid in 2003. If the subsidiary of the Company is not able to repay the amounts when due or is not able to refinance or extend the maturities of any or all of the payment amounts, BNDES may choose to seize the shares held as collateral, and this may result in a loss or a corresponding write-off of a portion or all of the Company's investment. Additionally, a default on the debt used to finance the acquisition of Eletropaulo may result in a cross default on the debt used to finance the acquisition of CEMIG. A lawsuit enjoining the effectiveness of the shareholders' agreement was filed in September 1999. AES is vigorously pursuing its legal rights in the matter. Failure to prevail in this matter may result in a loss and a corresponding write-off of a portion or all of the Company's investment.

        Sul.    In May 2002, the electricity regulator, ANEEL, announced an order to retroactively change the calculation methods for electricity pricing in the Wholesale Energy Market. Sul recorded a pretax provision of $146 million against revenues to reflect the negative impacts of this retroactive regulatory decision. Due to the actions taken by ANEEL, the effects of rationing, devaluation and other events in Brazil, the liquidity of Sul has been negatively impacted. Sul is a party to a working capital facility of approximately $11 million that became due on August 1, 2002 and has not been repaid. Sul and the bank under such facility have agreed in principle to a restructuring of this facility. However, in the event such restructuring is not completed and the bank demands repayment, failure to repay such amount will result in an event of default under other Sul credit facilities. The Company's total investment including retained earnings associated with Sul as of June 30, 2002 was approximately $876 million, and if Sul is unable to complete this restructuring, this may result in a loss and a corresponding write-off of a portion or all of the Company's investment.

        Other Regulatory Matters.    The electricity industry in Brazil reached a critical point in 2001, as a result of a series of regulatory, meteorological and market driven problems. The Brazilian government implemented a program for the rationing of electricity consumption effective as of June 2001. In December 2001, an industry-wide agreement was reached with the Brazilian government that applies to Eletropaulo, Tiete and CEMIG. The terms of the agreement are being implemented during 2002. In addition, the electricity regulator, ANEEL, retroactively changed certain previously communicated methodologies during May 2002, and this resulted in a change in the calculation methods for electricity pricing in the Wholesale Energy Market. The Company recorded a pretax provision of approximately $160 million against revenues during May 2002 to reflect the negative impacts of this retroactive regulatory decision. The Company does not believe that the terms of the industry-wide rationing agreement as currently being implemented restored the economic equilibrium of all of the concession contracts.

        There is an additional uncertainty surrounding the regulation of electricity in Brazil. Every five years, beginning in 2003, the tariffs applicable to distribution companies are to be adjusted based on a formula which contains an "X" factor. The X factor is intended to permit the regulator to adjust tariffs so that consumers may share in the distribution company's realization of increased operating efficiencies. The revision, however, is entirely within the regulators discretion. The initial such adjustment is scheduled to be implemented over the course of 2003, and this adjustment may have an impact, either positive or negative, on the amount and timing of the cash flows and earnings reported by our businesses in Brazil.

Venezuela

        The economy in Venezuela has been suffering from falling oil revenues, capital flight and a decline in foreign reserves. In February 2002, the Government decided not to continue to support the Venezuelan currency, which has caused significant devaluation. The country is experiencing a negative GDP, high unemployment, significant foreign currency fluctuations and political instability. In combination, these circumstances create significant uncertainty surrounding the performance, cash flow and potential for profitability of EDC. AES is not required to support the potential cash flow or debt service obligations of EDC. AES's total investment including retained earnings in EDC at June 30, 2002 was approximately $1.6 billion.

        In January 1999, a joint resolution of the Ministry of Energy and Mines and the Ministry of Industry and Commerce established the basic tariff rates applicable during the Four Years Tariff Regime from 1999 through 2002. The tariffs were established by the Ministry of Energy and Mines using a cost-plus methodology in that tariffs are calculated based on a return on investment methodology. The regulation that establishes basic tariff rates is expected to change for 2003, and this change may have an impact on the amount and timing of the cash flows and earnings reported by EDC.

Results of Operations

        The AES Corporation (including all its subsidiaries and affiliates, and collectively referred to herein as "AES" or the "Company" or "we") is a global power company committed to serving the world's needs for electricity in a socially responsible way. AES participates primarily in four lines of business: contract generation, competitive supply, large utilities and growth distribution.

        Contract Generation.    AES's contract generation line of business is made up of multiple power generation facilities located around the world that have contractually limited their exposure to commodity price risks, primarily electricity prices. These facilities generally limit their exposure to electricity price volatility by entering into long-term (five years or longer) power purchase agreements for 75% or more of their output capacity. Because they have contracted for a majority of their anticipated output, they are able to project their fuel supply requirements and also, generally, enter into long-term agreements for most of their fuel (coal, natural gas or fuel oil or other similar fuel) supply requirements, thereby also limiting their exposure to fuel price volatility. Through these contractual agreements, the businesses generally increase the predictability of their cash flows and earnings. In order to meet AES's definition of its contract generation segment, long-term power purchase agreements have minimum initial durations of five years or longer and are typically entered into with one major customer, but may also be with a series of unrelated customers. In addition, AES may enter into tolling or "pass through" arrangements whereby the counter party directly assumes the risks associated with providing the necessary fuel and marketing the resulting power output generated. However, not all businesses within AES's contract generation line of business have the same degree of contractually limited exposure, and therefore, the degree of predictability may vary from business to business.

        For instance, with Gener, the Company's contract generation business in Chile, the price for electricity received under its electricity sales contracts is impacted by decisions of the regulatory authorities in Chile that establish prices known as "node prices" every six months to be paid by distribution companies for the energy and capacity requirements of regulated customers. Node prices for energy are calculated on the basis of the projections of the expected marginal costs within the system. Node prices for capacity are calculated based on the marginal investment required to meet peak demand, based on the cost of a diesel-fired turbine. The prices for energy and capacity sold on a contractual basis in Chile are generally set with reference to those node prices. This administratively-determined pricing mechanism has more volatility than other contractual arrangements where the price for electricity is not subject to similar adjustment.

        In addition, in the contract generation segment, the Company's subsidiaries have different types of customers. Certain customers are regulated utilities that are regulated by state or local public utility commissions ("PUC"). PUCs often restrict the amount of debt those utilities are permitted to incur, as well as the types of business activities in which they participate. This generally results in a strong credit quality. Other customers are commercial entities that have no such restrictions, and therefore, may be of lesser credit quality, which increases the risk of payment default to AES. One commercial customer at three of the Company's subsidiaries, Williams Energy, has recently encountered financial difficulties related to its electricity trading operations and has been downgraded by a number of ratings agencies. Williams continues to perform all of its obligations under its various contracts, but there can be no assurance that Williams will continue to meet its contractual commitments. The Company's investment including retained earnings in these subsidiaries is approximately $232 million at June 30, 2002. For the six months ended June 30, 2002, the Company recorded $9.1 million of net income from the three subsidiaries.

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

        Large Utilities.    AES's large utility business is comprised of four integrated utilities located in the U.S. (Indianapolis Power and Light Company), Brazil (Eletropaulo Metropolitana ("Eletropaulo") and Companhia Energetica de Minas Gerias ("CEMIG")) and Venezuela (C.A. La Electricidad de Caracas ("EDC")). AES's equity interest in each of these utilities is over 70% (other than CEMIG in which AES's equity interest is approximately 21%). All of these utilities are of significant size, and all maintain a monopoly franchise within a defined service area. In most cases large utilities combine generation, transmission and distribution capabilities. Large utilities are subject to extensive local, state and national regulation relating to ownership, marketing, delivery and pricing of electricity and gas with a focus on protecting customers. Large utility revenues result primarily from electricity sales to customers under tariff or concession agreements and to a lesser extent from contractual agreements of varying lengths and provisions.

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

        The revenues from our facilities that distribute electricity to end-use customers are generally subject to regulation. These businesses are generally required to obtain third party approval or confirmation of rate increases before they can be passed on to the customers through tariffs. These businesses comprise the large utilities and growth distribution segments of the Company. Revenues from contract generation and competitive supply are not regulated.

        The distribution of revenues between the segments for the three and six months ended June 30, 2002 and 2001 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Contract generation	30%	33%	29%	33%
Competitive supply	20%	23%	20%	25%
Large utilities	41%	23%	38%	22%
Growth distribution	9%	21%	13%	20%

        Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. At June 30, 2002, capitalized costs for projects under development and in early stage construction were approximately $52 million. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

        Regulated revenues.    Regulated revenues increased $248 million, or 30%, to $1.1 billion for the three months ended June 30, 2002 compared to the same period in 2001. Regulated revenues increased $560 million, or 34%, to $2.2 billion for the six months ended June 30, 2002 compared to the same period in 2001. Generally regulated revenues increased due to the consolidation of Eletropaulo in February 2002. This increase was offset by declines at EDC in Venezuela, Eden-Edes and Edelap in Argentina and the provision for the Brazilian regulatory decision at Sul in Brazil. Weather generally impacts the demand for electricity, and therefore, extreme temperatures will impact the amount of revenues recorded.

        Large utilities revenues increased $452 million, or 106%, to $878 million for the second quarter of 2002 compared to the same period in 2001. Large utilities revenues increased $805 million, or 95%, to $1.7 billion for the six months ended June 30, 2002 compared to the same period in 2001. The increase for both periods is primarily due to the consolidation of Eletropaulo in Brazil offset by declines at IPALCO in Indiana due to milder weather and low wholesale electricity prices and EDC in Venezuela due to devaluation of the Venezuelan Bolivar. The Company began consolidating Eletropaulo in February 2002 when control of the business was obtained. Please see Note 5 to the Consolidated Financial Statements for a complete description of the transaction. If Eletropaulo had been consolidated during the comparable period in 2001, revenues compared to the prior period would have been lower due to rationing in Brazil in early 2002. Although rationing ended in February 2002 customer demand has not returned to the level it was prior to rationing. As customer demand builds, Eletropaulo will experience benefits through increased revenues.

        Growth distribution revenues decreased $204 million, or 52% to $187 million for the second quarter of 2002 compared to the same period in 2001. Growth distribution revenues decreased $245 million, or 31% to $554 million for the six months ended June 30, 2002 compared to the same period in 2001. The decrease for both periods is primarily due to the provision for the Brazilian regulatory decision at Sul in Brazil and decreased revenues from our distribution businesses in Argentina, resulting primarily from the devaluation of the Peso, offset by new acquisitions. South America growth distribution revenues decreased $222 million and $242 million for the three and six months ended June 30, 2002. This decrease is primarily due to the provision for the Brazilian regulatory decision at Sul. During the second quarter of 2002, the Brazilian National Electric Power Agency ("ANEEL") announced an order to retroactively change the calculation methods of the Wholesale Energy Markets ("MAE"). As a result the company recorded a provision for the Brazilian regulatory decision at Sul of approximately $146 million against revenues. Additionally, the decline is due to lower revenues from our growth distribution companies in Argentina due to economic problems experienced in that country during 2002. Increases in the Europe/Africa growth distribution segment are due to the acquisition of Sonel in Cameroon, Kievoblenergo and Rivnooblenergo in the Ukraine and improvements at Telasi in Georgia were offset by declines in the Caribbean growth distribution segment due to lower revenues from CAESS and declines in Asia due to the change in accounting method for CESCO in India. CESCO was previously consolidated but was changed to equity method in the third quarter of 2001 when the Company was removed from management and operational control of the business.

        Non-regulated revenues.    Non-regulated revenues remained constant at $1.1 billion for the second quarter of 2002 and 2001. Non-regulated revenues decreased $130 million, or 6%, to $2.2 billion for the six months ended June 30, 2002 compared to the same period in 2001. Generally revenues decreased during the six months ended June 30, 2002 due to reductions in competitive supply revenues resulting from a 30% decline in merchant energy prices in the UK that was driven by mild weather conditions, increased competition and the significant over-capacity (approximately 30%) that exists in the U.K. generation market and a decline in energy prices in the Northeastern U.S. of approximately 37% combined with a decline in demand of approximately 6% for the first six months of 2002 compared to 2001. Non-regulated revenues will continue to be impacted by weather and market prices for electricity in the U.K. and the Northeastern U.S.

        Contract generation revenues increased $28 million, or 5%, to $645 million for the second quarter of 2002 compared to the second quarter of 2001. Contract generation revenues remained constant at $1.3 billion for the six months ended June 30, 2002 compared to the same period in 2001. The increase in contract generation segment revenues for the second quarter of 2002 was due to increases in North America, Europe/Africa and Asia offset slightly by decreases in South America and the Caribbean. North America revenues increased $20 million mainly due to the start of operations at Ironwood in Pennsylvania and the acquisition of Mendota in California and Hemphill in New Hampshire as part of the Thermoecotek transaction offset by declines at Southland in California. Europe/Africa revenues increased $22 million due to the acquisition of Ebute in Nigeria, Kelvin in South Africa and Bohemia in the Czech Republic and improved operations at Tisza in Hungary, offset by a decline from Kilroot in Northern Ireland. Asia revenues increased $34 million due to improved operations at Haripur in Bangladesh, Jiaozuo in China and Ecogen in Australia. South America revenues decreased $25 million mainly due to declines at the Gener plants in Chile and Tiete in Brazil. Caribbean revenues decreased $22 million due to declines at Los Mina in the Dominican Republic and Merida in Mexico. Increases in contract generation revenues for the six months ended June 30, 2002 in North America and Europe/Africa were offset by declines in South America, the Caribbean and Asia. Generally the changes were caused by the same activity as the three months ended June 30, 2002 except in Asia where Ecogen experienced lower revenues for the six months ended June 30, 2002 due to milder weather in the first quarter of 2002 causing the plant to be dispatched less frequently than in 2001 and in South America where Tiete revenues for the six months remained comparable for 2002 and 2001.

        Competitive supply revenues decreased $22 million, or 5% to $421 million for the second quarter of 2002 compared to the second quarter of 2001. Competitive supply revenues decreased $111 million, or 11% to $898 million for the six months ended June 30, 2002 compared to the same period in 2001. The decline in competitive supply revenues for the three months ended June 30, 2002 is due primarily to declines in North America and South America offset by slight increases in Europe/Africa. North America revenues decreased due to lower market prices in New York and California offset by additional revenue associated with the acquisition of Delano in California. South America revenues declined due to the devaluation of the Argentine Peso in January 2002 offset by the start of operations at Parana in Argentina. Europe/Africa revenues increased due to the acquisition of Ottana in Italy and increased revenues from Tiszapalkonya in Hungary offset by declines at Drax in the U.K. and Belfast West in Northern Ireland due to its closure. Decreases in competitive supply revenues for the six months ended June 20, 2002 in North America and South America are consistent with the three months ended June 30, 2002. Europe/Africa revenues declined for the six months ended June 30, 2002 compared to the same period in 2001 due to lower energy prices obtained at Drax in the U.K. Caribbean revenues also declined for the six-month period due to revenue declines at Chivor in Colombia.

        Regulated gross margin.    Regulated gross margin, which represents total revenues reduced by cost of sales, decreased $114 million, or 56%, to $89 million for the three months ended June 30, 2002 from $203 million for the three months ended June 30, 2001. Regulated gross margin as a percentage of revenues decreased to 8% for the second quarter of 2002 from 25% for the second quarter of 2001. The reduction in regulated gross margin is primarily due to the provision for the Brazilian regulatory deceision at Sul and reductions in gross margin from EDC due to the devaluation of the Venezuelan Bolivar offset by the consolidation of Eletropaulo in February 2002. Regulated gross margin decreased $2 million to $402 million for the six months ended June 30, 2002 from $404 million for the six months ended June 30, 2001. Regulated gross margin as a percentage of revenues decreased to 18% for the six months ended June 30, 2002 from 25% for the six months ended June 30, 2001.

        Large utilities gross margin increased $24 million, or 15%, to $185 million for the three months ended June 30, 2002 from $161 million for the three months ended June 30, 2001 primarily due to the consolidation of Eletropaulo offset by declines at EDC due to the devaluation. The large utilities gross margin as a percentage of revenues decreased to 21% for the second quarter of 2002 compared to 38% for the second quarter of 2001. Increases in the South America gross margin were offset by decreases in the Caribbean. South America gross margin is $61 million in the second quarter of 2002 and consists entirely of Eletropaulo. Caribbean gross margin decreased $44 million due to the devaluation of the Venezuelan Bolivar and its impacts on EDC. EDC's tariff is adjusted semi-annually to reflect fluctuations in inflation and the currency exchange rate. However, a failure to receive such an adjustment to reflect changes in the exchange rate and inflation could adversely affect their results of operations in the future. Large utilities gross margin increased $86 million, or 26%, to $416 million for the six months ended June 30, 2002 from $330 million for the six months ended June 30, 2001. The large utilities gross margin as a percentage of revenues decreased to 25% for the six months ended June 30, 2002 from 39% for the six months ended June 30, 2001. The South America gross margin was $150 million for the six months ended June 30, 2002 and consisted entirely of Eletropaulo. The Caribbean gross margin decreased $69 million for the six months ended June 30, 2002. The contributing factors to the fluctuations in the gross margins for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 are the same as for the second quarter ended June 30, 2002 and 2001.

        Eletropaulo's defined benefit plan, when combined with the Company's other defined benefit plans, represents approximately 70% of the total pension cost and benefit obligation and approximately 55% of the combined plan assets. Given the size of Eletropaulo's plan, changes in the market conditions in Brazil that result in changes to Eletropaulo's plan assumptions could have a significant impact on the Company's results of operations or financial position. Although a change in the underlying assumptions used in the actuarial valuation of the plan is not anticipated, if the discount rate were to increase by 2% and the assumed rate of compensation increase was to decrease by 1%, the benefit obligation would decrease by approximately $327 million and the annual pension cost would decrease by approximately $17 million.

        Growth distribution gross margin decreased to a loss of $(96) million for the three months ended June 30, 2002 from $42 million for the three months ended June 30, 2001 primarily due to the provision for the Brazilian regulatory decision at Sul in Brazil. The decline in the South America gross margin was offset by increases in Europe/Africa, the Caribbean and Asia. South America gross margin declined primarily due to the Sul provision but devaluation of the Argentina Peso also contributed to the overall decrease. Europe/Africa gross margin increased $10 million mainly due to Kievoblenergo and Rivnooblenergo contributing a full three months of margin in 2002. Caribbean gross margin increased $9 million due primarily to more contribution from EDE Este in the Dominican Republic. Asia gross margin increased $7 million mainly due to the change in the method of accounting for CESCO. CESCO was previously consolidated but was changed to equity method accounting in the third quarter of 2001 when the Company was removed from management and lost operational control. Gross margin decreased to a loss of $(14) million for the six months ended June 30, 2002 from $74 million for the six months ended June 30, 2001. The $164 million decrease in the South America gross margin was offset by $41 million increase from Europe/Africa, $22 million increase from the Caribbean and $14 million increase from Asia. Fluctuations between periods are caused by the same items that are identified for the second quarter except that operational improvements at Telasi also contributed to the increase in the Europe/Africa gross margin.

        Non-regulated gross margin.    Non-regulated gross margin increased $94 million, or 37%, to $351 million for the three months ended June 30, 2002 from $257 million for the three months ended June 30, 2001. Non-regulated gross margin as a percentage of revenues increased to 33% for the second quarter of 2002 from 24% for the second quarter of 2001. The increase in non-regulated gross margin is due to improvements at several businesses offset by lower energy prices in New York. Non-regulated gross margin increased $56 million, or 8%, to $723 million for the six months ended June 30, 2002 from $667 for the six months ended June 30, 2001. Non-regulated gross margin as a percentage of revenues increased to 33% for the six months ended June 30, 2002 from 29% for the six months ended June 30, 2001.

        Contract generation gross margin increased $88 million, or 51%, to $259 million for the three months ended June 30, 2002 from $171 million for the three months ended June 30, 2001 primarily due to improvements at existing businesses and operations from new businesses. The contract generation gross margin as a percentage of revenues increased to 40% for the second quarter of 2002 from 28% for the second quarter of 2001. Gross margin increased in all geographic regions except the Caribbean where it remained constant. South America gross margin increased $40 million due to increases at Gener and Tiete. North America gross margin increased $21 million due to the start of commercial operations at Ironwood in Pennsylvania and improvements at the Southland plants in California. Europe/Africa gross margin increased $6 million mainly due to the acquisition of Ebute in Nigeria. Asia gross margin increased $22 million mainly due to increases from Jiaozuo in China. Contract generation gross margin increased $116 million, or 28%, to $526 million for the six months ended June 30, 2002 from $410 million for the six months ended June 30, 2001. Contract generation gross margin as a percentage of revenues increased to 41% for the six months ended June 30, 2002 from 31% for the six months ended June 30, 2001. Gross margin increased in all geographic regions except the Caribbean where it remained constant. The contributing factors to the fluctuations in the gross margins for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 are the same as for the second quarter ended June 30, 2002 and 2001.

        Competitive supply gross margin increased $6 million, or 7%, to $92 million for the three months ended June 30, 2002 from $86 million for the three months ended June 30, 2001 mainly due to increases at existing businesses offset by declines in the energy prices in New York due to mild weather and lower prices in Argentina due to devaluation. The competitive supply gross margin as a percentage of revenues increased to 22% for the second quarter of 2002 from 19% for the second quarter of 2001. Gross margin increases in Europe/Africa and the Caribbean were offset by decreases in South America and North America. The Asia gross margin remained constant. Europe/Africa gross margin increased $16 million mainly due to improvements at Drax. Caribbean gross margin increased $8 million due to increases from Chivor in Colombia and Panama. South America gross margin decreased $7 million mainly due to the devaluation of the Peso in Argentina. North America decreased $11 million mainly due to the lower energy prices in New York due to milder weather. Competitive supply gross margin decreased $60 million, or 23%, to $197 million for the six months ended June 30, 2002 from $257 for the six months ended June 30, 2001. Competitive supply gross margin as a percentage of revenues decreased to 22% for the six months ended June 30, 2002 from 25% for the six months ended June 30, 2001. Decreases in South America and North America gross margins were offset slightly by increases from Asia. Europe/Africa and the Caribbean remained constant. South America gross margin decreased $24 million mainly due to the devaluation of the Peso in Argentina. North America gross margin decreased $41 million mainly due to the lower energy prices in New York due to milder weather. Asia gross margin increased $2 million due to improvements at Altai in Kazakstan.

        Selling, general and administrative expenses.    SG&A decreased $13 million, or 32%, to $28 million for the three months ended June 30, 2002 from $41 million for the three months ended June 30, 2001. SG&A as a percentage of revenues declined to 1% for the three months ended June 30, 2002 from 2% for the three months ended June 30, 2001. The overall decrease in SG&A for the three months ended June 30, 2002 is due to the company's increased focus on cost cutting. SG&A expenses remained constant at $56 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. SG&A as a percentage of revenues also remained constant at 1% for the six months ended June 30, 2002 and 2001.

        Interest expense.    Interest expense increased $156 million, or 42%, to $528 million for the three months ended June 30, 2002 from $372 million for the three months ended June 30, 2001. Interest expense as a percentage of revenues was 25% for the three months ended June 30, 2002 and 20% for the three months ended June 30, 2001. Interest expense increased $193 million, or 25%, to $970 million for the six months ended June 30, 2002 from $777 million for the six months ended June 30, 2001. Interest expense as a percentage of revenues was 22% for the six months ended June 30, 2002 and 20% for the six months ended June 30, 2001. Overall interest expense increased primarily due to interest expense from new businesses, as well as additional corporate interest costs arising from the issuance of senior debt over the past twelve months to finance new investments and due to a higher outstanding balance during 2002 on the Company's revolving loan. The Company expects to refinance a significant amount of debt that is expected to mature in 2003. The terms may not be as favorable as the current terms, and therefore, the amount of interest expense recorded in future periods may increase.

        Interest income.    Interest income increased $45 million, or 69%, to $110 million for the three months ended June 30, 2002 from $65 million for the three months ended June 30, 2001. Interest income as a percentage of revenues increased to 5% for the three months ended June 30, 2002 from 3% for the three months ended June 30, 2001. The increase in interest income for the three months ended June 30, 2002 is due primarily to the consolidation of Eletropaulo and its related interest income. Interest income increased $24 million, or 18%, to $158 million for the six months ended June 30, 2002 from $134 million for the six months ended June 30, 2001. Interest income as a percentage of revenues was 4% for the six months ended June 30, 2002 compared to 3% for the six months ended June 30, 2001. The increase in interest income for the six months ended June 30, 2002 is due to the consolidation of Eletropaulo offset by a decline in interest income from EDC due to the maintenance of lower cash balances and the reclassification of Eletronet to discontinued operations.

        Other income (expense), net.    Other income (expense) increased $18 million, or 64% to $46 million for the three months ended June 30, 2002 from $28 million for the three months ended June 30, 2001. The increase in other income (expense) for the three months ended June 30, 2002 is primarily due to lower marked-to-market losses on commodity derivatives and a gain of approximately $10 million for extinguishments of debt in exchange for equity. During the second quarter of 2002 the Company was required by a new interpretation of SFAS No. 133 to account for certain contracts as derivatives that were previously accounted for as normal purchase and normal sale contracts. The valuation of the contracts was performed using current forward electricity and gas price quotes and current market data for other contract variables. The forward curves used to value the contracts include certain assumptions, including projections of future electricity and gas prices where future prices are not quoted. As a result of this accounting change, changes in the valuation of these contracts are now recorded in other income (expense). Other income (expense) increased $96 million to $137 million for the six months ended June 30, 2002 from $41 million for the six months ended June 30, 2001. The increase in other income (expense) for the six months is due primarily to marked-to-market gains on commodity derivatives. The overall change for the six months ended June 30, 2002 is due primarily to a change in the accounting for a gas contract at our Barry plant in the U.K. The contract was previously exempted from SFAS No. 133 under the normal purchases and normal sales exemption. In the first quarter of 2002, the contract was amended to allow the business to also resell the gas it receives. Because of this amendment, the contract is no longer exempted from being marked to market under SFAS No. 133 and as a result the contract was valued in the first quarter as an asset and a corresponding gain was recorded. The valuation was performed using current forward gas price quotes and current market data for other contract variables. The forward curve used to value the contract includes certain assumptions, including projections of future gas prices in periods where future prices are not quoted. Fluctuations in market prices and their impact on the assumptions will cause the value of the contracts to change. Such fluctuations could increase the volatility of the Company's reported results of operations.

        Foreign currency transaction losses.    Foreign currency transaction losses increased $149 million to a loss of $135 million for the three months ended June 30, 2002 from a gain of $14 million for the three months ended June 30, 2001. Foreign currency transaction losses increased $193 million to $203 million for the six months ended June 30, 2002 from $10 million for the six months ended June 30, 2001. Foreign currency transaction losses increased primarily due to a 57% devaluation in the Argentina Peso from 1.65 at December 31, 2001 to 3.82 at June 30, 2002, which resulted in $94 million and $252 million of foreign currency transaction losses for the three and six months ended June 30, 2002, respectively. Additionally, a 15% devaluation occurred in the Brazilian Real during the first six months of 2002. The Brazilian Real declined from 2.41 at December 31, 2001 to 2.84 at June 30, 2002. As a result of the devaluation, the Company recorded foreign currency losses of $136 million for the three months ended June 30, 2002 and $111 million for the six months ended June 30, 2002. These decreases were offset by $94 million and $168 million of foreign transaction gains recorded at EDC for the three and six months ended June 30, 2002 due to a 44% devaluation of the Venezuelan Bolivar from 758 at December 31, 2001 to 1353 at June 30, 2002. EDC uses the U.S. Dollar as its functional currency but a portion of its debt is denominated in the Venezuelan Bolivar.

        Equity in pre-tax earnings of affiliates.    Equity in earnings of affiliates decreased $73 million, or 74%, to $26 million for the three months ended June 30, 2002 from $99 million for the three months ended June 30, 2001. Equity in earnings of affiliates decreased $94 million, or 63%, to $55 million for the six months ended June 30, 2002 from $149 million for the six months ended June 30, 2001. Equity in earnings of affiliates declined for the three and six months ended June 30, 2002 primarily due to the completion of the swap in February 2002 and the consolidation of Eletropaulo. Foreign currency transaction losses of $28 million and $72 million for the three months ended June 30, 2002 and 2001, respectively and $61 million and $162 million for the six months ended June 30, 2002 and 2001, respectively were included in equity in earnings of affiliates due to the devaluation of the Brazilian Real during both periods.

        Loss on sale or write-down of investments.    In the second quarter of 2002, the Company recorded an impairment charge of $45 million on an equity method investment in a telecommunications company in Latin America and a loss on the sale of an equity method investment in a telecommunications company in Latin America of approximately $14 million. In the first quarter of 2002, a subsidiary of the Company sold an available-for-sale security resulting in gross proceeds of $92 million. The realized loss on the sale was $57 million. Approximately $48 million of the loss related to recognition of previously unrealized losses which had been recorded in other comprehensive income.

        Severance and transaction costs.    During the first quarter of 2001, the Company incurred approximately $94 million of transaction and contractual severance costs related to the acquisition of IPALCO.

        Income taxes.    Income taxes (including income taxes on equity in earnings) on continuing operations changed to a benefit of $9 million for the three months ended June 30, 2002 from an expense of $81 million for the three months ended June 30, 2001. The company's effective tax rate was 8% for the second quarter of 2002 and 36% for the second quarter of 2001. The tax benefit resulted from the company's reported loss from continuing operations. Certain of the write-offs and foreign currency transaction losses which are included in the loss from continuing operations are not deductible for tax purposes and therefore the effective tax rate for the second quarter of 2002 is lower than the second quarter of 2001. Income taxes decreased $55 million to $87 million for the six months ended June 30, 2002 from $142 million for the six months ended June 30, 2001. The Company's effective tax rate was 54% for the six months ended June 30, 2002 and 35% for the six months ended June 30, 2001. The change in the effective tax rate for the three and six months ended June 30, 2002 is due to the company incurring losses on the sale of investments and foreign currency losses for which a full tax benefit could not be recognized.

        Minority interest.    Minority interest increased to income of $21 million for the three months ended June 30, 2002 from an expense of $26 million for the three months ended June 30, 2001. Competitive supply minority interest changed by $33 million from an expense of $4 million to income of $29 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The change in competitive supply minority interest is due to sharing of losses that resulted from the devaluation of the Argentine Peso with the minority shareholders. Contract generation minority interest was an expense of $21 million for the three months ended June 30, 2002 compared to $0 for the three months ended June 30, 2001. The change is due to the sharing of income by the minority partners of Tiete in Brazil. Large utilities minority interest changed by $39 million to income of $12 million for the three months ended June 30, 2002 from an expense of $27 million for the three months ended June 30, 2001 due to the consolidation of Eletropaulo. The Company began consolidating Eletropaulo in February 2002 when its ownership interest increased to 70%. Growth distribution minority interest decreased to income of $1 million for the three months ended June 30, 2002 compared to income of $5 million for the three months ended June 30, 2001. The change in growth distribution minority interest is mainly due to the deconsolidation of CESCO in the third quarter of 2001 and increased contributions from EDE Este offset by losses at Eden-Edes in Argentina and the minority partners percentage of the provision for the Brazilian regulatory decision at Sul. Minority interest increased to income of $31 million for the six months ended June 30, 2002 from an expense of $56 million for the six months ended June 30, 2001. Competitive supply minority interest changed by $95 million to income of $85 million for the six months ended June 30, 2002 from an expense of $10 million for the six months ended June 30, 2001. Contract generation minority interest increased $21 million to an expense of $29 million for the six months ended June 30, 2002 from an expense of $8 million for the six months ended June 30, 2001. Large utilities minority interest decreased $23 million to an expense of $23 million for the six months ended June 30, 2002 from an expense of $46 million for the six months ended June 30, 2001. Growth distribution minority interest changed by $11 million to an expense of $2 million for the six months ended June 30, 2002 from income of $9 million for the six months ended June 30, 2001. The factors discussed above as the causes for the fluctuations for the three-month periods are also the cause of the fluctuations for the six-month periods.

        Income from continuing operations.    Income from continuing operations decreased $244 million to a loss of $98 million for the three months ended June 30, 2002 from income of $146 million for the three months ended June 30, 2001. Increases in the gross margin from contract generation, competitive supply and large utilities, increased interest income and increases from the marked-to-market gains on commodity derivatives were offset by higher interest expense, lower equity in earnings, increased foreign currency transaction losses and losses recorded on sales or impairments of investments. Income from continuing operations decreased $186 million to $74 million for the six months ended June 30, 2002 from $260 million for the six months ended June 30, 2001. Increases in gross margin from contract generation and large utilities along with increased marked-to-market gains on commodity derivatives were offset by decreases in the gross margin from competitive supply, higher interest expense, increased foreign currency transaction losses, lower equity in earnings and losses on the sale or impairment of investments.

        Discontinued operations.    During the second quarter of 2002, the Company announced the impending sales of NewEnergy and Cilcorp. As a result, all of the operations for these businesses are recorded as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Additionally, the Company wrote-down its investment in Eletronet which is currently held for sale. As a result, the Company recorded $144 million and $31 million of net losses, net of tax, for the second quarter of 2002 and 2001, respectively. Results of operations in the second quarter of 2002 were income of $26 million and the write-off/write-down from disposition was a loss of $170 million, net of tax. For the six months ended June 30, 2002 and 2001, respectively, the Company recorded $156 million and $34 million of net losses, net of tax. Results of operations for the six months ended June 30, 2002 represented income of $46 million and the write-off from disposition was a loss of $202 million, net of tax.

        Accounting change.    On April 1, 2002, the Company adopted Derivative Implementation Group ("DIG") Issue C-15 which established specific guidelines for certain contracts to be considered normal purchases and normal sales contracts. As a result of this adoption, the Company had two contracts which no longer qualified as normal purchases and normal sales contract and were required to be treated as derivative instruments. The adoption of DIG Issue C-15, effective April 1, 2002, resulted in a cumulative increase to income of $127 million, net of income tax effects.

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

        Net income.    Net income decreased $230 million to a loss of $115 million for the three months ended June 30, 2002 from income of $115 million for the three months ended June 30, 2001. The decrease in net income for the three months ended June 30, 2002 is due to increased foreign currency losses from the devaluation in Brazil and Argentina, increased interest expense and losses from discontinued operations offset by income from the cumulative effect of an accounting change from recording certain purchase and sale contracts as derivative instruments. Net income decreased $654 million to a loss of $428 million for the six months ended June 30, 2002 from income of $226 million for the six months ended June 30, 2001. The decrease in net income for the six months ended June 30, 2002 is due to a cumulative effect of accounting change for the goodwill write-off, increased interest expense, increased foreign currency losses due to devaluation in Brazil and Argentina, the loss on the sale and impairment of telecommunication investments and losses from discontinued operations offset by increased marked-to-market gains on commodity derivatives and income from the cumulative effect of accounting change from recording certain purchase and sale contracts as derivatives.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

General

Non-recourse project financing

        AES is a holding company that conducts its operations through subsidiaries. AES has, to the extent practicable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire its electric power plants, distribution companies and related assets. Non-recourse borrowings are substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company, and are generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At June 30, 2002, AES had $5.8 billion of recourse debt and $17.8 billion of non-recourse debt outstanding. Non-recourse debt by geographic region at June 30, 2002 was $4.3 billion for North America, $5.9 billion for South America, $3.3 for the Caribbean, $3.1 billion for Europe/Africa and $1.2 billion for Aisa.

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

        As a result of recent declines in the trading prices of AES's equity and debt securities, counter parties may no longer be as willing to accept general unsecured commitments by AES to provide credit support. Accordingly, with respect to both new and existing commitments, AES may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace any AES credit support. For example, AES has provided an aggregate of approximately $107 million of guarantees as of June 30, 2002 to entities that supply power to AES New Energy. AES cannot provide assurance that such counter parties will accept such guarantees in the future. In addition, to the extent AES is required and able to provide letters of credit or other collateral to such counter parties, it will limit the amount of credit available to AES to meet its other liquidity needs.

        At June 30, 2002, AES had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $718 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $25 million as of June 30, 2002. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At June 30, 2002, such commitments to invest amounted to approximately $101 million (excluding those collateralized by letter-of-credit obligations).

        At June 30, 2002, the Company had $320 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 2.0% per annum on the outstanding amounts. In addition, the Company had $18 million in surety bonds outstanding at June 30, 2002.

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

  •
  In certain specified instances, triggering defaults in the parent's outstanding debt and trust preferred instruments. For example, the parent's revolving credit agreement and outstanding senior notes, senior subordinated notes, junior subordinated notes and trust preferred securities include events of default for certain bankruptcy related events involving certain subsidiaries, as defined in the Parent's indebtedness agreements. In addition, the parent's revolving credit agreement and senior subordinated notes include events of default related to judgment defaults and accelerations of outstanding debt of certain material subsidiaries, as defined in the Parent's indebtedness agreements.

        All of the project defaults listed in our Annual Report on Form 10-K are still in default. During the first quarter of 2002, Termocandelaria, a discontinued operation, went into payment default on its outstanding debt. Because this business is not a material subsidiary as defined in the parent's indebtedness agreements, this default is not expected to have a material adverse effect on the Company's results of operations or financial condition. All of the debt related to Termocandelaria has been recorded in current liabilities of discontinued operations in the accompanying consolidated balance sheets. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $767 million at June 30, 2002.

        Sul is a party to a working capital facility of approximately $11 million that became due on August 1, 2002 and has not yet been repaid. Sul and the bank under such facility have agreed in principle to a restructuring of this facility.

        None of the AES subsidiaries in default on their non-recourse project financings at June 30, 2002 are material subsidiaries as defined in the parent's indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent's revolving credit agreement or other outstanding indebtedness or the SELLS loans referred to in our Annual Report on Form 10-K, nor are they expected to otherwise have a material adverse effect on the Company's results of operations or financial condition.

        On August 12, 2002, a $30 million working capital facility to a subsidiary of Eletropaulo that was guaranteed by Eletropaulo became due. Eletropaulo has entered into an agreement with the lender under such facility to repay and/or renegotiate such facility on or prior to August 16, 2002. Eletropaulo is also not in compliance with certain covenants relating to financial ratios contained in three syndicated loan agreements totaling $605 million due to the effects of rationing and devaluation in Brazil. Eletropaulo is currently seeking a waiver from the lenders of the three syndicated loan agreements.

        At June 30, 2002, EDC was not in compliance with one of its net worth covenants on $150 million of non-recourse debt. Under the debt agreement, EDC has until August 31, 2002 to cure the noncompliance before its debt is considered to be in default. EDC expects to receive an amendment to change the mechanics of the covenant calculation by August 31, 2002. Of the related debt approximately $113 million is classified in non-recourse debt—long term in the accompanying consolidated balance sheets the remainder is classified as non-recourse debt—current.

        On July 1, 2002, AES Drax and the relevant financing parties executed a waiver which cured an event of default it had related to the inability to obtain specified minimum amounts of insurance coverage.

Consolidated cash flow

        At June 30, 2002, cash and cash equivalents, totaled $1.028 billion compared to $922 million at December 31, 2001. The $106 million increase resulted from the $1.060 billion provided by operating activities and the $310 million provided by financing activities offset by the $1.188 billion used for investing activities. The net source of cash from financing activities was primarily the result of project finance borrowings of $1.290 billion and revolver borrowings of $501 million offset, in part, by repayments of project finance borrowings and other coupon bearing securities of $1.454 billion. At June 30, 2002, the Company had a consolidated net working capital deficit of $(2.553) billion compared to $(236) million at December 31, 2001. Excluding debt currently in default the consolidated net working capital deficit is $(1.786) billion. The deficit is caused by a total current portion of long-term debt of approximately $4.335 billion. If these were excluded from the net working capital calculation, the amount would be $1.782 billion surplus. The current portion of long-term debt includes $1.134 billion of recourse debt maturities of which the Company expects to refinance a significant portion. Current portion of non-recourse financings, excluding those amounts in default, was $2.434 billion, which consisted primarily of Eletropaulo, the intermediate holding company that owns the Company's investment in Eletropaulo and EDC. These businesses are currently undertaking initiatives to refinance their current debt obligations. There can be no guarantee that these refinancings can be completed or will have terms as favorable as those currently in existence. There are some subsidiaries that issue short-term debt and commercial paper in the normal course of business and continually refinance these obligations. The decrease in working capital is mainly due to the consolidation of Eletropaulo.

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

        Parent operating cash flow for the six months ended June 30, 2002 is $594 million. The reconciliation between parent operating cash flow and the net cash provided by operating activities for the parent company is below:

Parent operating cash flow	$594
Less:
Cash received at qualifying holding companies	(66)

Net cash provided by operating activities of the parent	$528

        The net cash provided by operating activities of the parent company represents the operating cash flow of the AES parent company on an unconsolidated basis prepared using generally accepted accounting principles. The net cash provided by operating activities of the AES parent company and its consolidated subsidiaries was $1.060 million for the six months ended June 30, 2002.

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

        The parent Company's cash requirements through the end of 2002 are primarily to fund:

  •
  Construction commitments

  •
  Other equity commitments

  •
  Interest and preferred dividends

  •
  Principal repayments of debt

  •
  Taxes, and

  •
  Parent company overhead.

        The Company has announced the expected receipt of nearly $800 million in proceeds from asset sales during 2002 and is working towards generating an additional $1 billion from assets sales in the next 18 months. There can be no assurance as to the amount or timing of asset sales that the Company will be able to complete.

        In April 2002, the Company announced a agreement with Ameren Corporation to sell 100% of its ownership interest in CILCORP in a transaction valued at $1.4 billion including the assumption of debt and preferred stock at the closing (which was approximately $933 million as of June 30, 2002). Also included in the transaction is an agreement to sell AES Medina Valley Cogen. The transaction is expected to generate gross proceeds of $540 million, subject to certain closing adjustments, which approximates the book value of the Company's investment in the two businesses. The transaction is subject to regulatory approval by the Illinois Commerce Commission, the Federal Energy Regulatory Commission ("FERC"), the Securities and Exchange Commission ("SEC") and the expiration of the waiting period under the Hart-Scott-Rodino Anti-trust Improvement Act. The sale is expected to close by the first quarter of 2003.

        In June 2002, the Company announced an agreement with the Constellation Energy Group to sell 100% of its ownership in AES NewEnergy for $240 million in cash. The sale price approximates the Company's total investment in the business. Completion of the sale will also provide for release of credit support currently being provided to support AES NewEnergy's operations in the form of parent guarantees and letters of credit. The transaction is subject to approval by the FERC and expiration of the waiting period under the Hart-Scott-Rodino Anti-trust Improvement Act, both of which have now occurred. The sale is expected to close by the fourth quarter of 2002.

        While AES believes that its sources of liquidity will be adequate to meet its needs through the remainder of 2002 and 2003, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices, the ability of its subsidiaries to pay dividends and the timing and amount of asset sale proceeds. In addition, there can be no assurance that these sources will be available when needed or that its actual cash requirements will not be greater than anticipated. The Company has approximately $1.8 billion of funded recourse debt and related commitments plus an additional $425 million of SELLS loans that mature before the end of 2003. The Company expects to pay down or refinance these obligations. The terms of the refinanced obligations will reflect current market conditions, which have generally worsened for borrowers, and therefore, may not be as favorable as our current terms. There can be no assurance that the Company will be able to refinance all or a portion of its short-term obligations.

        Under the Company's current most restrictive debt covenant associated with its recourse debt agreements at June 30, 2002, the Company can experience further reductions of the balance of shareholders' equity, prior to considering the amount of accumulated other comprehensive loss, by approximately $1.63 billion and remain in compliance with such covenant.

        At June 30, 2002, the Company had approximately $288 million of cash at the parent and $69 million of availability under the $850 million revolver.

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

        The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $3.6 billion in cumulative foreign currency translation adjustment losses at June 30, 2002 reported in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The Company believes that there have been no material changes in exposure to market risks during the first quarter of 2002 compared with exposure set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2001.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        See discussion of litigation and other proceedings in Part I, Note 9 to the consolidated financial statements which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Stockholders on April 25, 2002. The following matters were decided by a vote of the Stockholders.

ELECTION OF DIRECTORS

NOMINEE	FOR	AGAINST/ABSTAIN
Roger W. Sant	448,894,154	4,074,162
Dennis W. Bakke	448,897,264	4,071,052
Alice F. Emerson	448,953,084	4,015,232
Robert F. Hemphill, Jr.	447,684,708	5,283,608
Frank Jungers	448,937,388	4,030,928
Philip Lader	448,974,155	3,994,161
John H. McArthur	433,048,309	19,920,007
Hazel R. O'Leary	448,689,840	4,278,476
Thomas I. Unterberg	448,899,735	4,068,581
Robert H. Waterman, Jr.	448,946,422	4,021,894

Item 5. Other Information.

        In July 2002, the Board of Directors determined to forgive a $1.5 million loan previously granted to Barry Sharp (together with any accrued but unpaid interest), and to hold Mr. Sharp harmless in respect of any taxes due as a result of such forgiveness, subject to Mr. Sharp being required to pay to AES a pro rata portion of the amount originally loaned to him if over the next two years Mr. Sharp's employment is terminated by AES for cause or by Mr. Sharp voluntarily, except if any such termination follows a change in control of AES no payment would be required.

        The Company amended its By-laws to increase the size of the Board of Directors to 12 members and appointed Paul Hanrahan and Richard Darman to fill the vacancies.

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

        (b) Reports on Form 8-K.

        Registrant filed a Current Report on Form 8-K dated April 26, 2002, relating to results of operations for the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)
Date: August 14, 2002	By:	/s/ BARRY J. SHARP Name: Barry J. Sharp Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page
3.2	By-laws of The AES Corporation