Form 10-Q
period 2002-09-30
AES CORPORATION
filed 2002-11-12
CIK 874761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19281

THE AES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1163725 (I.R.S. Employer Identification No.)
1001 North 19th Street, Arlington, Virginia (Address of Principal Executive Offices)	22209 (Zip Code)

(703) 522-1315
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

        The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at November 1, 2002, was 543,800,891.

THE AES CORPORATION

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in millions, except per share amounts)		(in millions, except per share amounts)
Revenues:
Regulated	$1,089	$742	$3,268	$2,390
Non-regulated	1,049	1,103	3,230	3,416

Total revenues	2,138	1,845	6,498	5,806
Cost of sales:
Regulated	842	537	2,618	1,783
Non-regulated	706	825	2,164	2,468

Total cost of sales	1,548	1,362	4,782	4,251
Selling, general and administrative expenses	(12)	(17)	(68)	(73)
Interest expense	(554)	(403)	(1,524)	(1,180)
Interest income	81	21	239	155
Other income (expense), net	20	(25)	159	23
Foreign currency transaction (losses) gains, net	(230)	15	(435)	(2)
Equity in pre-tax (losses) earnings of affiliates	(20)	(23)	36	126
Loss on sale or write-down of investments	—	—	(116)	—
Severance and transaction costs	—	(37)	—	(131)

Income (loss) before income taxes and minority interest	(125)	14	7	473
Income tax provision (benefit)	(46)	(1)	42	141
Minority interest in net income (losses) of subsidiaries	20	9	(11)	65

Income (loss) from continuing operations	(99)	6	(24)	267
Loss from operations of discontinued components (net of income tax benefit (expense) of $3, $(2), $15 and $18, respectively)	(215)	(3)	(373)	(38)

Income (loss) before cumulative effect of accounting change	(314)	3	(397)	229
Cumulative effect of accounting change (net of income tax benefit of $72)	—	—	(346)	—

Net income (loss)	$(314)	$3	$(743)	$229

Basic earnings per share:
Income (loss) from continuing operations	$(0.18)	$0.01	$(0.04)	$0.50
Discontinued operations	(0.40)	—	(0.69)	(0.07)
Cumulative effect of accounting change	—	—	(0.65)	—

Total	$(0.58)	$0.01	$(1.38)	$0.43

Diluted earnings per share:
Income (loss) from continuing operations	$(0.18)	$0.01	$(0.04)	$0.50
Discontinued operations	(0.40)	—	(0.69)	(0.07)
Cumulative effect of accounting change	—	—	(0.65)	—

Total	$(0.58)	$0.01	$(1.38)	$0.43

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Unaudited)

	September 30, 2002	December 31, 2001
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$975	$860
Restricted cash	371	357
Short-term investments	305	215
Accounts receivable, net of reserves of $352 and $240, respectively	1,292	1,313
Inventory	503	562
Receivable from affiliates	10	10
Deferred income taxes	338	244
Prepaid expenses and other current assets	948	602
Current assets of discontinued operations	300	529

Total current assets	5,042	4,692
Property, plant and equipment:
Land	697	567
Electric generation and distribution assets	21,624	20,173
Accumulated depreciation and amortization	(4,102)	(3,177)
Construction in progress	4,747	4,412

Total property, plant and equipment, net	22,966	21,975
Other assets:
Deferred financing costs, net	416	437
Project development costs	68	66
Investments in and advances to affiliates	1,028	3,100
Debt service reserves and other deposits	378	472
Goodwill	2,040	2,408
Long-term assets of discontinued operations	2,080	2,752
Other assets	2,548	910

Total other assets	8,558	10,145

Total assets	$36,566	$36,812

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$1,085	$736
Accrued interest	443	281
Accrued and other liabilities	1,159	799
Current liabilities of discontinued operations	553	642
Recourse debt — current portion	1,544	488
Non-recourse debt — current portion	3,475	1,982

Total current liabilities	8,259	4,928
Long-term liabilities:
Non-recourse debt	13,952	13,789
Recourse debt	4,180	4,913
Deferred income taxes	1,650	1,695
Long-term liabilities of discontinued operations	1,252	1,413
Other long-term liabilities	2,978	2,027

Total long-term liabilities	24,012	23,837
Minority Interest (including discontinued operations of $41 and $124, respectively)	904	1,530
Company-obligated convertible mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of AES	978	978
Stockholders' equity:
Common stock	5	5
Additional paid-in capital	5,268	5,225
Retained earnings	2,067	2,809
Accumulated other comprehensive loss	(4,927)	(2,500)

Total stockholders' equity	2,413	5,539

Total liabilities & stockholders' equity	$36,566	$36,812

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
	($ in millions)
Operating activities:
Net cash provided by operating activities	$1,182	$1,339
Investing activities:
Property additions and project development costs	(1,742)	(2,351)
Acquisitions, net of cash acquired	(35)	(1,365)
Cash acquired in Eletropaulo share swap	162	—
Purchase of short-term investments, net	(54)	(96)
Proceeds from sale of available-for-sale securities	92	—
Proceeds from sale of interests in subsidiaries and businesses	285	43
Affiliate advances and equity investments	(9)	(116)
(Increase) decrease in restricted cash	(116)	1,104
Debt service reserves and other assets	94	111

Net cash used in investing activities	(1,323)	(2,670)
Financing activities:
Borrowings (repayments) under the revolver, net	549	110
Issuance of non-recourse debt and other coupon bearing securities	1,832	3,864
Repayments of non-recourse debt and other coupon bearing securities	(2,011)	(2,130)
Payments for deferred financing costs	(20)	(136)
Proceeds from sale of common stock	—	31
Dividends paid	—	(15)
Distributions to minority interests	(81)	(34)
Contributions by minority interests	74	16

Net cash provided by financing activities	343	1,706
Effect of exchange rate change on cash	(89)	(28)

Increase in cash and cash equivalents	113	347
Change in cash and cash equivalents of discontinued operations	2	82
Cash and cash equivalents, beginning of period	860	798

Cash and cash equivalents, end of period	$975	$1,227

Supplemental interest and income taxes disclosures:
Cash payments for interest, net of capitalized interest	$1,428	$1,144
Cash payments for income taxes, net of refunds	9	201
Supplemental schedule of noncash activities:
Liabilities incurred in purchase transaction	$—	$1,326
Liabilities consolidated in Eletropaulo transaction	4,907	—
Common stock issued for acquisition	—	511
Common stock issued for debt retirement	53	—

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

        In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the nine months ended September 30, 2002 and 2001, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the Company's 2001 financial statements, which are included in the Company's Current Report on Form 8-K filed with the SEC on November 12, 2002. Such statements have been revised to reflect the effects of businesses that were discontinued during 2002.

        Certain reclassifications have been made to prior-period amounts to conform to the 2002 presentation.

2.    Foreign Currency Translation

        A business's functional currency is the currency of the primary economic environment in which the business operates and is generally the currency in which the business generates and expends cash. Subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the currency exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions which are long-term in nature, and which the Company does not intend to settle in the forseeable future, are shown in accumulated other comprehensive loss in the stockholders' equity section of the balance sheet. The Company recorded $608 million and $1.9 billion of foreign currency translation losses during the three and the nine months ended September 30, 2002, respectively. See Note 10 for the amount of foreign currency translation adjustments recorded during the three and nine months ended September 30, 2002 and 2001. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in determining net income.

        During 2001, Argentina began experiencing a significant political, social and economic crisis that has resulted in significant changes in general economic policies and regulations as well as specific changes in the energy sector. In January and February 2002, many new economic measures were adopted by the Argentine Government, including abandoning the country's fixed dollar-to-peso exchange rate, converting U.S. Dollar denominated loans into pesos and placing restrictions on the convertibility of the Argentine peso. The Government has also adopted new regulations in the energy sector that have the effect of repealing U.S. Dollar denominated pricing under electricity tariffs as prescribed in existing electricity distribution concessions in Argentina by fixing all prices to consumers in pesos. Due to the changes, the Company changed the functional currency for its businesses in Argentina to the Peso. The Argentine Peso has experienced a significant devaluation relative to the

U.S. Dollar during the nine months ended September 30, 2002. The Company recorded foreign currency transaction losses on its U.S. Dollar denominated debt during the nine months ended September 30, 2002, of approximately $134 million after income taxes, or $0.25 per share, representing a decline in the Argentine Peso to the U.S. Dollar from 1.65 used at December 31, 2001 to 3.74 at September 30, 2002. In Argentina, the Company has total investments (including retained earnings) at September 30, 2002 in growth distribution businesses of approximately $500 million and in competitive supply businesses of approximately $350 million.

        During the third quarter of 2002, the Brazilian Real experienced significant devaluation relative to the U.S. Dollar, declining from 2.84 at June 30, 2002 to 3.89 at September 30, 2002. This devaluation resulted in foreign currency transaction losses at the Brazilian businesses primarily related to U.S. Dollar denominated debt of approximately $203 million after income taxes, or $0.37 per share for the quarter. For the nine months ended September 30, 2002, the Brazilian Real has declined from 2.41 at December 31, 2001 to 3.89 at September 30, 2002, and the Company has recorded non-cash transaction losses of $298 million, or $0.55 per share. Similarly during the first nine months of 2001, the Brazilian Real experienced a significant devaluation declining from 1.96 at December 31, 2000 to 2.67 at September 30, 2001. The Company recorded non-cash transaction losses of approximately $187 million after income taxes, or $0.34 per share, for the nine months ended September 30, 2001. In Brazil, the Company has total investments (including retained earnings) at September 30, 2002 in large utilities businesses of approximately $1.8 billion, in growth distribution businesses of approximately $800 million and in contract generation businesses of approximately $700 million.

        During 2002, the Venezuelan government decided not to support the Venezuelan currency, and the Venezuelan economy experienced rising inflation and unemployment rates caused by the decline in oil revenues and as a result the Venezuelan Bolivar has experienced significant devaluation relative to the U.S. Dollar during both the three and nine months ended September 30, 2002. EDC uses the U.S. Dollar as its functional currency. A portion of its debt is denominated in the Venezuelan Bolivar, and as of September 30, 2002, EDC has net Venezuelan Bolivar monetary liabilities thereby creating the foreign currency gains when the Venezuelan Bolivar devalues. The Company recorded total foreign currency transaction gains in third quarter of 2002 of approximately $21 million after income taxes, or $0.04 per share, as well as $3 million after income taxes of mark to market gains on a foreign currency forward contract due to a decline in the Venezuelan Bolivar to the U.S. Dollar exchange rate from 1353 at June 30, 2002 to 1474 at September 30, 2002. During the nine months ended September 30, 2002, the Company recorded foreign currency transaction gains of approximately $111 million after income taxes, or $0.21 per share, as well as $41 million after income taxes of mark to market gains on a foreign currency forward contract due to a decline in the Venezuelan Bolivar to the U.S. Dollar exchange rate from 758 at December 31, 2001 to 1474 at September 30, 2002. At September 30, 2002, the Company's total investment (including retained earnings) in EDC, a large utility business, was approximately $1.6 billion.

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

	Three Months Ended September 30,
	2002			2001
	Net Income	Weighted Average Shares	EPS	Net Income	Weighted Average Shares	EPS
Basic earnings per share:
Income (loss) from continuing operations	$(99)	542	$(0.18)	$6	531	$0.01
Effect of assumed conversion of dilutive securities:
Options and warrants	—	—	—	—	5	—
Deferred compensation plans	—	—	—	—	1	—

Dilutive earnings (loss) per share:	$(99)	542	$(0.18)	$6	537	$0.01

        There were approximately 32,903,022 and 4,240,858 options outstanding at September 30, 2002 and 2001, respectively, that were omitted from the earnings per share calculation for the three months ended September 30, 2002 and 2001 because they were antidilutive.

	Nine Months Ended September 30,
	2002			2001
	Net Income	Weighted Average Shares	EPS	Net Income	Weighted Average Shares	EPS
Basic earnings per share:
Income from continuing operations	$(24)	537	$(0.04)	$267	531	$0.50
Effect of assumed conversion of dilutive securities:
Options and warrants	—	—	—	—	6	—
Debt Securities	—	—	—	—	1	—

Dilutive earnings per share:	$(24)	537	$(0.04)	$267	538	$0.50

        There were approximately 28,126,413 and 1,978,976 options outstanding at September 30, 2002 and 2001, respectively, that were omitted from the earnings per share calculation for the nine months ended September 30, 2002 and 2001 because they were antidilutive.

        Total options outstanding at September 30, 2002 and 2001 were 33,905,428 and 14,948,313, respectively.

4.    Discontinued Operations

        On September 12, 2002, AES completed the sale of the assets of AES Greystone, LLC and AES Haywood Power I, LLC (collectively, "Greystone"), a power plant business under construction in Tennessee. The total consideration for the sale was approximately $36 million. The loss on the sale of Greystone was approximately $109 million, net of income taxes, and is included in the discontinued operations line in the accompanying consolidated statement of operations.

        During the third quarter of 2002, AES completed the sale of 100 percent of its ownership interest in AES NewEnergy to Constellation Energy Group for approximately $260 million, including approximately $20 million in working capital related purchase price adjustments. The proceeds from the sale were slightly below the book value. AES NewEnergy was previously reported in the competitive supply segment.

        In April 2002, AES reached an agreement to sell 100 percent of its ownership interest in CILCORP, a utility holding company whose largest subsidiary is Central Illinois Light Company ("CILCO"), to Ameren Corporation in a transaction valued at $1.4 billion including the assumption of debt and preferred stock at the closing (which was approximately $895 million at September 30, 2002). The transaction also includes an agreement to sell AES Medina Valley Cogen, a gas-fired cogeneration facility located in CILCO's service territory. The transaction is expected to generate net proceeds of approximately $500 million, subject to certain closing adjustments. The sale of CILCORP by AES was required under the Public Utility Holding Company Act (PUHCA) when AES purchased IPALCO, a regulated utility in Indianapolis, Indiana in March 2001. CILCORP was previously reported in the large utilities segment. On August 30, 2002, AES and Ameren Corporation received a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Antitrust Improvements Act from the U.S. Department of Justice pertaining to the pending sale of CILCORP to Ameren. AES still expects the transaction to close in the first quarter of 2003.

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

        All of the business components discussed above are classified as discontinued operations in the accompanying consolidated statement of operations. The revenues associated with discontinued operations were $431 million and $423 million for the three months ended September 30, 2002 and 2001, respectively and $1.40 billion and $1.22 billion for the nine months ended September 30, 2002 and 2001, respectively. The pretax income (loss) from operations associated with discontinued operations was $39 million and $2 million for the three months ended September 30, 2002 and 2001, respectively and $106 million and $(23) million for the nine months ended September 30, 2002 and 2001, respectively. The aggregate loss on disposal/write-down reported in discontinued operations was $234 million and $434 million, net of income taxes, for the three and nine months ended September 30, 2002, respectively.

5.    Swap of Ownership in Brazilian Business

        On February 6, 2002, a subsidiary of the Company exchanged with EDF International S.A., its shares representing a 23.89% interest in Light Servicos de Eletricidade S.A. for 88% of the shares of AES Elpa S.A. (formerly Lightgas Ltda) (the "swap"). AES Elpa owns 77% of the voting capital (31% of the total capital) of Eletropaulo Metropolitana Eletricidade de Sao Paulo S.A. ("Eletropaulo") and 100% of Light Telecom. In connection with the swap, AES Elpa assumed debt of $527 million of which approximately $85 million was due in October 2002 and the remainder due in 2003. The swap was accounted for at historical cost as a reorganization of entities under common control. Pre-existing goodwill of approximately $780 million was initially recorded in conjunction with the swap. As a result of the swap, the Company has a controlling interest through a 70.37% ownership interest in

Eletropaulo and consolidates its activity. Previously the Company had accounted for its investment in Eletropaulo using the equity method.

        The total debt which was added to the consolidated balance sheet at March 31, 2002 as a result of the swap, including the AES Elpa S.A. debt, was $2.3 billion. The average interest rate on the debt was 9.31% at March 31, 2002. Scheduled maturities at March 31, 2002 of the additional debt is as follows (in millions):

2002	$1,342
2003	394
2004	119
2005	164
2006	82
Thereafter	156

Total	$2,257

The terms of the debt contain certain restrictive financial and non-financial covenants. The financial covenants provide for, among other items, interest expense coverage ratio limits, leverage ratio maximums, maintenance of a minimum net worth, capital expenditure limitations and maintenance of ratio of indebtedness to earnings and capitalization. The non-financial covenants include limitations on asset sales, incurrence of liens and guarantees and payment of dividends if certain ratios are not met. At September 30, 2002, Eletropaulo was not in compliance with certain of its financial covenants on $745 million of outstanding debt and is seeking a waiver from the lenders. At September 30, 2002, these amounts are recorded in non-recourse debt-short term in the accompanying consolidated balance sheets. See footnote 9 for a more complete discussion of project level defaults.

        Under the electricity rationing settlement agreement in Brazil ("rationing agreement"), Eletropaulo can receive Brazilian Real denominated loans from BNDES, the National Development Bank of Brazil, for revenues to be received through future tariff increases. Approximately $222 million was outstanding at September 30, 2002. The loans bear interest at the Selic (Brazilian interbank interest rate), 17.89% at September 30, 2002, plus 1%. Repayment will be made in 12 consecutive monthly installments beginning March 15, 2002. Eletropaulo is required to deposit a portion of its revenues in a restricted bank account as collateral for the loan. Future BNDES disbursements under the rationing agreement will have a repayment term of approximately 5 years.

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

        The Company is a party to joint venture/consortium agreement through which the Company has an equity investment in Companhia Energetica de Minas Gerais ("CEMIG"). The agreement prescribes ownership and voting percentages as well as other matters. For the nine months ended September 30, 2002, the losses from CEMIG were $20.3 million.

        The following table presents summarized financial information (in millions) for the Company's investments in affiliates over which it has the ability to exercise significant influence but does not control, which are accounted for using the equity method:

	Nine Months Ended September 30,
	2002	2001
Revenues	$2,206	$1,640
Operating income	603	484
Net income	94	152
	September 30, 2002	December 31, 2001
Current assets	$1,003	$3,700
Noncurrent assets	6,184	14,943
Current liabilities	1,169	3,510
Noncurrent liabilities	3,114	8,297
Stockholders' equity	2,904	6,836

        Equity ownership percentages for these investments are presented below:

Affiliate	Country	September 30, 2002	December 31, 2001
CEMIG	Brazil	21.62%	21.62%
Cesco	India	48.45	48.45
Chigen affiliates	China	30.00	30.00
EDC affiliates	Venezuela	45.00	45.00
Eletropaulo	Brazil	—	50.43
Elsta	Netherlands	50.00	50.00
Gener affiliates	Chile	37.50	37.50
Infovias	Brazil	—	50.00
Kingston	Canada	50.00	50.00
Light	Brazil	—	23.89
Medway Power, Ltd.	United Kingdom	25.00	25.00
OPGC	India	49.00	49.00

        In the second quarter of 2002, the Company recorded an impairment charge of approximately $40 million, after income taxes, on an equity method investment in a telecommunications company in Latin America held by EDC. The impairment charge resulted from sustained poor operating performance coupled with recent funding problems at the invested company. Additionally, the Company sold its investment in Infovias, a telecommunications company in Brazil, for proceeds of $31 million to CEMIG, an affiliated company. The loss recorded on the sale was approximately $14 million. Both items are recorded in loss on sale or write-down of investments in the accompanying consolidated statements of operations.

7.    Other Income (Expense)

        The components of other income are summarized as follows (in millions):

	For the Three Months Ended
	September 30, 2002	September 30, 2001
Marked-to-market gains on commodity derivatives	$7	$—
Gain on sale of assets/extinguishment of liabilities	23	—
Other non-operating income	4	8

	$34	$8

	For the Nine Months Ended
	September 30, 2002	September 30, 2001
Marked-to-market gains on trading securities	$—	$49
Marked-to-market gains on commodity derivatives	122	—
Gain on sale of assets/extinguishment of liabilities	52	—
Other non-operating income	7	12

	$181	$61

        During the second quarter of 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other items, this Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt". As a result, early extinguishments of debt are no longer reported as extraordinary items but are included in income from continuing operations. For the three and nine months ended September 30, 2002, the Company extinguished debt with a face value of approximately $28 million and $54 million, respectively, for 4,584,355 and 7,952,033, shares of the Company's common stock resulting in a gain of approximately $12 million and $23 million, respectively, which is recorded in other income (expense), net in the accompanying consolidated statement of operations.

        During the first quarter of 2002 there was a contract revision that changed the financial statement impact for a natural gas supply contract at the Company's Barry generating plant in the U.K. The contract was previously exempted from SFAS No. 133 under the normal purchases and normal sales exemption. In the first quarter of 2002, the contract was amended to allow the business to also resell the gas that it receives. Because of this amendment, the contract is no longer exempted from being marked-to-market under SFAS No. 133 and as a result the contract was valued in the first quarter as an asset and a corresponding gain of $83 million was recorded. There was no significant change in the market value of this contract during the second quarter of 2002 and the market value decreased approximately $5 million during the third quarter of 2002. The valuation was performed using current forward gas price quotes and current market data for other contract variables. The forward curve used to value the contract includes certain assumptions, including projections of future gas prices in periods where future prices are not quoted. Fluctuations in market prices and their impact on the assumptions will cause the value of the contract to change. Such fluctuations could have a negative impact on the Company's results of operations.

        The components of other expense are summarized as follows (in millions):

	For the Three Months Ended
	September 30, 2002	September 30, 2001
Marked-to-market losses on commodity derivatives	$—	$(21)
Loss on sale of assets	(10)	—
Other non-operating expenses	(4)	(12)

	$(14)	$(33)

	For the Nine Months Ended
	September 30, 2002	September 30, 2001
Loss on sale of assets	$(16)	$—
Marked-to-market losses on commodity derivatives	—	(26)
Other non-operating expenses	(6)	(12)

	$(22)	$(38)

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

        The Company has two contracts that previously qualified for the normal purchases and normal sales exemption of SFAS No. 133, but no longer qualify for this exemption due to the effectiveness of DIG Issue C-15 on April 1, 2002. Accordingly, these contracts are required to be accounted for as derivatives at fair value. The two contracts are a 30-year power sales contract at our Warrior Run plant in Maryland and a 3-year power sales contract at our Deepwater plant in Texas. As of April 1, 2002, approximately 28 years remain on the Warrior Run contract and approximately two and three quarter years remain on the Deepwater contract. The contracts were valued as of April 1, 2002, and an asset and a corresponding gain of $127 million, net of income taxes, was recorded as a cumulative effect of a change in accounting principle. The majority of the gain recorded relates to the Warrior Run contract, as the asset value of the Deepwater contract on April 1, 2002, was less than $1 million. The Warrior Run contract qualifies as a cash flow hedge as defined by SFAS No. 133 and hedge accounting has been applied for this contract. The contract valuations were performed using current forward electricity and gas price quotes and current market data for other contract variables. The forward curves used to value the contracts include certain assumptions, including projections of future electricity and gas prices in periods where future prices are not quoted. Fluctuations in market prices and their impact on the assumptions have and will continue to cause the value of these contracts to change. Such fluctuations will increase the volatility of the Company's reported results of operations.

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

        Included in other assets in the accompanying consolidated balance sheets are concession agreements with a gross carrying amount of $176 million and accumulated amortization of $15 million. The agreements have a weighted average remaining amortization period of 18.2 years. For the three and nine months ended September 30, 2002, the amortization expense was $2.3 million and $6.7 million, respectively. The estimated amortization expense for fiscal years 2003 through 2007 is $9 million each year.

        Changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2002, are as follows (in millions):

	Contract Generation	Competitive Supply	Large Utilities	Growth Distribution	Total
Carrying amount at December 31, 2001	$1,124	$197	$—	$1,094	$2,415
Goodwill acquired during the period	—	—	780	—	780
Impairment losses	—	(80)	—	(681)	(761)
Concessions reclassed to other assets	(10)	(8)	—	(152)	(170)
Translation adjustments and other	10	1	(197)	(38)	(224)

Carrying amount at September 30, 2002	$1,124	$110	$583	$223	$2,040

        Reported net (loss) income and earnings (loss) per share adjusted to exclude amortization expense for the three and nine months ended September 30, 2002 and 2001 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	($ in millions, except per share amounts)		($ in millions, except per share amounts)
Net income (loss)	$(314)	$3	$(743)	$229
Add back: Goodwill amortization	—	18	—	51

Adjusted Net income (loss)	$(314)	$21	$(743)	$280

Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$(0.58)	$0.01	$(1.38)	$0.43
Goodwill amortization	—	0.03	—	0.10

Adjusted basic earnings (loss) per share	$(0.58)	$0.04	$(1.38)	$0.53

Diluted earnings (loss) per share:
Reported diluted earnings (loss) per share	$(0.58)	$0.01	$(1.38)	$0.43
Goodwill amortization	—	0.03	—	0.09

Adjusted diluted earnings (loss) per share	$(0.58)	$0.04	$(1.38)	$0.52

9.    Contingencies and Risks

  Project level defaults

        At September 30, 2002, Eletropaulo in Brazil, Edelap, Eden/Edes, Parana and TermoAndes, all in Argentina, and Termocandelaria in Colombia were each in default under certain of their outstanding project indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $1.4 billion at September 30, 2002. All of the debt related to Termocandelaria has been recorded in current liabilities of discontinued operations in the accompanying consolidated balance sheets.

        None of the projects referred to above that are currently in default are owned by subsidiaries that currently meet the applicable definition of materiality in AES's corporate debt agreements in order for such defaults to trigger an event of default or permit an acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES parent company's revolving credit facility and senior subordinated notes.

        Eletropaulo.    AES has owned an interest in Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. ("Eletropaulo") since April 1998. The Company began consolidating Eletropaulo in February 2002 when AES Elpa acquired a controlling interest in the business. AES financed a significant portion of the acquisition of Eletropaulo, including both common and preferred shares, through loans and deferred purchase price financing arrangements provided by BNDES, the National Development Bank of Brazil, to AES Elpa and AES Transgas, respectively. As of September 30, 2002, AES Elpa and Transgas had approximately $500 million and $600 million, respectively, of outstanding BNDES indebtedness. AES has pledged the proceeds in the event of the sale of certain of its businesses in Brazil, including Sul, Uruguaiana, Eletronet and AES Communications Rio to secure the indebtedness of AES Elpa and AES Transgas to BNDES. The shares underlying the Company's investments in

Uruguaiana, AES Communications Rio and Eletronet have also been pledged as collateral to BNDES. As of September 30, 2002, Eletropaulo had $1.4 billion of outstanding indebtedness. The Company's total investment and retained earnings associated with Eletropaulo as of September 30, 2002, was approximately $1.3 billion.

        Due, in part, to the sharp decline of the value of the real in dollar terms and the lack of access to the international capital markets, Eletropaulo, AES Elpa and AES Transgas are facing significant near-term debt payment obligations that must be extended, restructured, refinanced or repaid. Eletropaulo has indebtedness of approximately $191 million scheduled to mature on November 18, 2002, $110 million scheduled to mature in December 2002, and $416 million scheduled to mature in 2003. AES Elpa has approximately $85 million of indebtedness scheduled to mature on December 16, 2002 and AES Transgas has approximately $6 million of indebtedness scheduled to mature on November 25, 2002, and AES Elpa and AES Transgas together have $806 million of indebtedness scheduled to mature in 2003. In addition, because of outstanding financial covenant and other defaults, as well as cross defaults, in its credit facilities, approximately $745 million of Eletropaulo's indebtedness could become immediately payable at its creditors' option unless waivers can be obtained.

        Eletropaulo, AES Elpa and AES Transgas are in negotiations with debt holders and BNDES to seek resolution of these issues; however, there can be no assurance that these negotiations will be successful. If the negotiations fail, Eletropaulo would face an increased risk of loss of its concession and of bankruptcy, resulting in an increased risk of loss of AES's investment in Eletropaulo. Dividend restrictions applicable to Eletropaulo are expected to reduce substantially the ability of Eletropaulo to pay dividends. In addition, the refinancing agreement entered into with BNDES in June 2002 provides for Eletropaulo to pay directly to BNDES any dividends in respect of the shares held by AES Elpa, AES Transgas and Cemig Empreendimentos II Ltd. (which owns approximately 4.4% of Eletropaulo's preferred stock). If AES Elpa and AES Transgas are not able to make the BNDES payments when due or are not able to refinance or extend the maturities of any or all of the payment amounts, BNDES may choose to foreclose on the shares held as collateral, and this may result in a loss and a corresponding write-off of a portion or all of the Company's investment in Eletropaulo. In addition, a default on these BNDES loans will result in a cross-default to the BNDES rationing loan agreement with Eletropaulo and could result in a cross-default to a BNDES loan in connection with our investment in CEMIG.

        Although neither Eletropaulo, AES Elpa nor AES Transgas currently constitute "material subsidiaries" for purposes of the cross-default, cross acceleration and bankruptcy related events of default contained in AES's parent company indebtedness, AES expects that each of them will constitute a material subsidiary for certain bankruptcy related events of default in such indebtedness in 2003 (assuming they continue to be subsidiaries and classified within continuing operations). However, given that a bankruptcy proceeding would generally be an unattractive remedy for each of their lenders, as it could result in an intervention by the Brazilian National Electric Energy Agency ("ANEEL") or a termination of Eletropaulo's concession, and that Eletropaulo is currently in negotiations to restructure such indebtedness, the Company believes such an outcome is unlikely. The Company cannot assure you, however, that such negotiations will be successful and AES may have to write off some or all of the assets of Eletropaulo, AES Elpa or AES Transgas.

        EDC.    At September 30, 2002, EDC, which currently is a material subsidiary for certain bankruptcy-related events of default under the parent company's debt instruments, was not in compliance with two of its net worth covenants on $150 million and $8 million of non-recourse debt due to the impact of the devaluation of the Venezuelan Bolivar. EDC requested and received relief from complying with such covenant for the $150 million debt obligation until March 31, 2003 from its lender. EDC expects to be in compliance with such covenant by March 31, 2003; however, there can be no assurance that such compliance will occur. EDC has received verbal notice that a waiver on the $8 million debt obligation has been granted, although written confirmation of such waiver has not been received. Of the related debt approximately $113 million is classified in non-recourse debt—long term in the accompanying consolidated balance sheets. The remainder is classified as non-recourse debt—current.

  Contingencies

        At September 30, 2002, the Company had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $620 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $25 million as of September 30, 2002. In addition, the Company has commitments to fund its equity contributions in projects currently under development or in construction. At September 30, 2002, such commitments to invest amounted to approximately $77 million (excluding those collateralized by letter-of-credit obligations).

        At September 30, 2002, the Company had $331 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 2.0% per annum on the outstanding amounts. In addition, the Company had $5 million in surety bonds outstanding at September 30, 2002.

  Brazil

        Sul.    Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company's interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or paid. Sul has outstanding debentures of $48 million, at the September 30, 2002 exchange rate, due in three installments in December 2002, June 2003 and December 2003. AES Cayman Guaiba has a $300 million syndicated loan that has $60 million due in 2003.

        In addition, during the second quarter of 2002, the Brazilian National Electric Energy Agency ("ANEEL") promulgated an order ("Order 288") whose practical effect was to purport to invalidate gains recorded by the Company's subsidiary, AES Sul Distribuidora Gaucha de Energia S.A. ("Sul") from inter-submarket trading of energy purchased from the Itaipu power station. Sul filed an administrative appeal with ANEEL challenging the legality of Order 288 and requested a preliminary injunction in the Brazilian federal courts to suspend the effect of Order 288 pending the determination of the administrative appeal. Both were denied. In August 2002, Sul filed an injunction against Order 288. In October 2002, Sul received a preliminary injunction stating that Order 288 does not apply to Sul. ANEEL will likely appeal this decision. The Company, in total, has recorded a pre-tax provision as a reduction of revenues of approximately $160 million during the second quarter of 2002. The MAE (Brazilian Wholesale Energy Market) settlement is expected to occur on November 22, 2002. If the settlement occurs with the effect of Order 288 in place, Sul will owe approximately $19 million, based upon the September 30, 2002 exchange rate. Sul does not believe it will have sufficient funds to make this payment. However, if the MAE settlement occurs absent the effect of Order 288, Sul will receive approximately $86 million, based upon the September 30, 2002 exchange rate. If Sul is unable to pay any amount that may be due to MAE, penalties and fines could be imposed up to and including the termination of the concession contract by ANEEL.

        Both companies have started negotiations with the lenders and Sul has commenced legal action against ANEEL to seek resolution of these issues. There can be no assurances that these negotiations will be successful. If negotiations fail AES Cayman Guaiba and/or Sul would face an increased risk of loss of its concession and of bankruptcy, resulting in an increased risk of loss of AES's investment in Sul. Although neither Sul nor AES Cayman Guaiba currently constitute "material subsidiaries" for purposes of the cross-default, cross acceleration and bankruptcy related events of default contained in AES's parent company indebtedness, each of Sul and AES Cayman Guaiba may constitute a material subsidiary for certain bankruptcy related events of default in such indebtedness in 2003 (assuming they continue to be subsidiaries and classified within continuing operations). However, given that a bankruptcy proceeding would generally be an unattractive remedy for each of theirs lenders, as it could result in an intervention by ANEEL or a termination of Sul's concession, and that Sul is currently in negotiations to restructure such indebtedness, we think such an outcome is unlikely. We cannot assure you, however, that such negotiations will be successful and AES may have to write off some or all of the assets of Sul or AES Cayman Guaiba. The Company's total investment including retained earnings associated with Sul as of September 30, 2002 was approximately $784 million.

        Tiete.    The MAE settlement for the period from September 2000 to September 2002 for Tiete totals a net payable position of approximately $25 million, at the September 30, 2002 exchange rate. MAE is expecting to receive this amount on November 22, 2002. The company expects to have sufficient resources to pay the MAE when these amounts are due. However, if the MAE settles absent the effect of ANEEL Order 288, which is currently being appealed by market participants including AES Sul, Tiete's obligation to the MAE would be approximately $36 million, at the September 30, 2002 exchange rate. In this event, Tiete does not expect to have sufficient resources to settle it's obligation to the MAE in full, which could lead to penalties and fines being imposed upon them, up to and including the termination of its concession contract by ANEEL.

        Uruguaiana.    The MAE (Brazilian Wholesale Energy Market) settlement for the period from September 2000 to September 2002 for Uruguaiana, is an expected payable position of approximately $11 million, at the September 30, 2002 exchange rate, and settlement is expected on November 22, 2002. Uruguaiana disputes this amount and plans to pursue legal action. These amounts include costs for replacement power purchased by Uruguaiana offtakers due to the unavailability of the plant, which was caused by constraints of and instability in the electric transmission system. Uruguaiana believes that under the terms of its concession, power purchase and regulatory contracts it is not liable for replacement power costs arising directly out of the electric system's instability. Uruguaiana does not expect to have sufficient resources to pay the amount currently reported by the MAE. In the event they are unsuccessful in the legal challenge of this obligation, penalties and fines could be imposed, up to and including the termination of the concession contract by ANEEL.

        CEMIG.    A subsidiary of AES received a loan from BNDES to finance its investment in CEMIG, and the balance outstanding on this loan is approximately $655 million. There are no repayments scheduled for the remainder of 2002, and approximately $57 million of principal and interest, which represents AES's share, is scheduled to be repaid in 2003. If the subsidiary of the Company is not able to repay the amounts when due or is not able to refinance or extend the maturities of any or all of the payment amounts, BNDES may choose to seize the shares held as collateral, and this may result in a loss or a corresponding write-off of a portion or all of the Company's investment. Additionally, a default on the debt used to finance the acquisition of Eletropaulo may result in a cross default on the debt used to finance the acquisition of CEMIG. The Company's total investment including retained earnings associated with CEMIG as of September 30, 2002 was approximately $481 million.

  United Kingdom

        AES Drax Power Limited, a subsidiary of AES ("AES Drax"), is the operator of the Drax Power Plant, Britain's largest power station. On October 14, 2002, TXU Europe Group plc ("TXU Europe"), the guarantor under the power supply hedging agreement between AES Drax Power and TXU Europe Energy Trading, Ltd, ("TXU Energy") failed to make a £26 million payment due to AES Drax under the agreement. On the same day, TXU Europe was downgraded by Standard & Poor's to B+ from BBB- and AES Drax was also downgraded by Standard & Poor's to B, negative outlook, which resulted in all three rating agencies, including Moody's and Fitch, rating AES Drax's senior debt, its Eurobonds (which were financed by a syndicate of banks) and senior bonds (which are secured and rank pari passu with the Eurobonds) below investment grade. As of November 11, 2002, AES Drax's senior debt ratings were Standard & Poor's: CC; Moody's: Caa2 and Fitch: CCC. The senior notes of AES Drax Energy, the parent company of AES Drax, which are structurally subordinated to AES Drax's senior debt, were also downgraded and as of November 11, 2002 had ratings of C by Standard & Poor's; C by Moody's; and CC by Fitch.

        TXU Europe subsequently made the £26 million payment to AES Drax on October 17, 2002. AES Drax has been and is currently in discussions with TXU Europe regarding settlement of a termination sum due under the Hedging Agreement as well as amounts owing for power already consumed by TXU Energy for October and November, 2002. There can be no assurance that AES Drax will reach agreement with TXU Europe and TXU Energy regarding termination of the Hedging Agreement . If a negotiated settlement is not reached, AES Drax expects to terminate the Hedging Agreement. AES Drax currently has the right to terminate the Hedging Agreement subject to the approval of its senior lenders, which approval was received on November 12, 2002. In anticipation of termination of the Hedging Agreement, AES Drax has been working cooperatively with its lenders to address the liquidity needs of the project, including letters of credit which would be required for trading AES Drax's output in the open market in the event that the Hedging Agreement is terminated. In the event of a termination of the agreement, AES Drax would be entitled to claim a termination sum of about £270 million under the terms of the Hedging Agreement as well as payment for electricity already consumed. The Hedging Agreement accounts for over 60% of the revenues generated by AES Drax and payments under the agreement are significantly higher than AES Drax could currently receive in the open market. Accordingly, a termination of the agreement could have a material adverse effect on AES Drax's results of operations. In addition, termination of the Hedging Agreement could result in an event of default under AES Drax's senior loan agreements.

        AES Drax is currently a material subsidiary for certain bankruptcy-related events of default, and therefore certain bankruptcy events of AES Drax could result in a default under our corporate debt agreements. However, given the numerous actions already taken and additional steps underway to stabilize the project in the event of loss of the TXU Europe Hedging Agreement, as well as the cooperative relationship with AES Drax's lenders and the unlikely manner that such lenders would choose to exercise such remedies, the Company does not think such an outcome this year is likely. Depending upon the outcome of these recent developments, the Company may write off all or part of its equity investment in AES Drax. The Company's total investment including retained earnings and committed capital at September 30, 2002 is approximately $918 million.

        On September 30, 2002, Barry entered into a tolling agreement with TXU Europe. If TXU Europe fails to perform under the tolling agreement and Barry is not able to enter into a comparable agreement with a new counterparty, the Company may have to write off some or all of the assets of Barry. The Company's total investment including retained earnings at September 30, 2002 is approximately $75 million.

  Litigation

        In September 1999, a judge in the Brazilian appellate state court of Minas Gerais granted a temporary injunction suspending the effectiveness of a shareholders' agreement between the Company's joint venture ("SEB") and the state of Minas Gerais concerning Cia. Energetica de Minas Gerais ("CEMIG") which granted SEB certain rights and powers in respect of CEMIG (the "Special Rights"). The temporary injunction was granted pending determination by the lower state court of whether the shareholders' agreement could grant SEB the Special Rights. In November 1999, the full state appellate court upheld the temporary injunction. In March 2000, the lower state court in Minas Gerais ruled on the merits of the case, holding that the shareholders' agreement was invalid where it purported to grant

SEB the Special Rights. In April 2001, the state appellate court denied an appeal of the merits decision, and extended the injunction. In October 2001, SEB filed two appeals against the decision on the merits of the state appellate court, one to the Federal Superior Court and the other to the Supreme Court of Justice. In August 2002, SEB filed two interlocutory appeals against the state appellate court's refusal to consider SEB's appeal on the merits, one directed to the Federal Superior Court and the other to the Supreme Court of Justice. The Company, together with SEB, intends to vigorously pursue by all legal means a restoration of the value of its investment in CEMIG. However, there can be no assurances that the Company and SEB will be successful in their efforts. Failure to prevail in this matter may limit the SEB's influence on the daily operation of CEMIG.

        In November 2000, the Company was named in a purported class action suit along with six other defendants alleging unlawful manipulation of the California wholesale electricity market, resulting in inflated wholesale electricity prices throughout California. Alleged causes of action include violation of the Cartwright Act and the California Unfair Trade Practices Act. The case has been consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which asserted the claims asserted in the earlier action and names the Company, AES Redondo Beach, L.L.C., AES Alamitos, L.L.C., and AES Huntington Beach, L.L.C. as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the United States District Court for the Southern District of California. Plaintiffs have filed a motion to remand the case to state court, which is currently pending. Defendants have filed a motion to dismiss the action in its entirety. The Company and the Company's subsidiaries believe they have meritorious defenses to any actions asserted against them and expect to defend themselves vigorously against the allegations.

        In addition, the crisis in the California wholesale power markets has directly or indirectly resulted in several administrative and legal actions involving the Company's businesses in California. Each of the Company's businesses in California (AES Southland, AES Redondo Beach, AES Alamitos, AES Huntington Beach, and AES Placerita) are subject to overlapping state investigations by the California Attorney General's Office, the California Public Utilities Commission and a subcommittee of the California Senate. The businesses have cooperated with the investigations and have responded to multiple requests for the production of documents and data surrounding the operation and bidding behavior of the plants.

        In August 2000, the Federal Energy Regulatory Commission ("FERC") announced an investigation into the national wholesale power markets, with particular emphasis upon the California wholesale electricity market, in order to determine whether there has been anti-competitive activity by wholesale generators and marketers of electricity. The FERC has requested documents from each of the AES Southland plants and AES Placerita. AES Southland and AES Placerita have cooperated fully with the FERC investigation.

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

        In July 2001, a petition was filed against CESCO, an affiliate of the Company by the Grid Corporation of Orissa, India ("Gridco"), with the Orissa Electricity Regulatory Commission ("OERC"), alleging, among other things, that CESCO had defaulted on certain contractual obligations and asked for interim measures of protection, including the appointment of a government regulator to manage CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company's investment in CESCO obligates the

Company to provide additional financial support to cover CESCO's financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder's Agreement ("SHA"), between Gridco, the Company, AES ODPL, and Jyoti Structures. In May 2002, a motion was filed by Gridco with the Supreme Court of India seeking to remove the arbitration panel appointed by the parties. In September 2002, Gridco's motion to remove the panel was denied. The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

        In March 2002, the general contractor responsible for the refurbishment of two previously idle units at AES's Huntington Beach plant filed for bankruptcy in the United States bankruptcy court for the Central District of California. A number of the subcontractors hired by the general contractor, due to alleged non-payment by the general contractor, have asserted claims for non-payment against AES Huntington Beach. The general contractor has also filed claims seeking up to $57 million from AES Huntington Beach for additional costs it allegedly incurred as a result of changed conditions, delays, and work performed outside the scope of the original contract. The general contractor's claim includes its subcontractors' claims. All of these claims are adversary proceedings in the general contractor's bankruptcy case. In the event AES Huntington Beach was required to satisfy any of the subcontractor claims for payment, AES Huntington Beach may be unsuccessful in recovering such amounts from, or offsetting such amounts against claims by, the general contractor. The Company does not believe that any additional amounts are owed by its subsidiary and such subsidiary intends to defend vigorously against such claims.

        The U.S. Department of Justice is conducting an investigation into allegations that persons and/or entities involved with the Bujagali hydroelectric power project which the Company is developing in Uganda, have made or have agreed to make certain improper payments in violation of the Foreign Corrupt Practices Act. The Company has been conducting its own internal investigation and has been cooperating actively with the Department of Justice in this investigation.

        In April 2002, the Company and three subsidiaries (AES Argentina Investments, Ltd., La Plata III, Inc., and AES Argentina Operations, Ltd) were named in a lawsuit filed in New York State Court by PSEG Americas Inc. and certain of its affiliated companies (collectively, "PSEG") based on alleged facts surrounding the February 2002 termination by the Company of an alleged $452 million sales transaction related to certain Argentina investments. Alleged causes of action set forth in the lawsuit include breach of contract, declaratory judgment and tortious interference with the contract. In October 2002, the parties agreed to enter into a settlement of the lawsuit, pursuant to which the Company will make four payments to PSEG pursuant to individual notes which in total comprise $30 million in payments if paid by the Outside Payment Date, as defined in the agreement, with the final payment to be made by July 7, 2003 and PSEG will use its best efforts to transfer to AES their interests in CTSN, Eden/Edes, Edelap and Parana that were the subject of the terminated sales transaction.

        In April 2002, IPALCO Enterprises, Inc. ("IPALCO"), a subsidiary of the Company, and certain former officers and directors of IPALCO were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that the former members of the pension committee for the thrift plan breached their fiduciary duties to the plaintiffs under the Employment Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. On July 22, 2002, the defendants filed a motion to dismiss the lawsuit, which motion remains pending. The subsidiary believes it has mentorious defenses to the claims asserted against them and intend to defend these lawsuits vigorously.

        In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock pursuant to the Registration Statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the Registration Statement covering certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of the price of AES stock, as well as AES's allegedly unhedged operations in the United Kingdom. In October 2002, the defendants moved to consolidate these three actions with the IPALCO securities lawsuit referred to immediately below. This consolidation motion is pending. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend these lawsuits vigorously.

        In September 2002, IPALCO Enterprises, Inc. ("IPALCO"), a subsidiary of the Company, and certain of its former officers and directors were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. The lawsuit purports to be filed on behalf of the class of all persons who exchanged shares of IPALCO common stock for shares of AES common stock pursuant to the Registration Statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11 of the Securities Act of 1933 and Sections 10(a), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder based on statements in or omissions from the Registration Statement covering certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of the price of AES stock; and AES's allegedly unhedged operations in the United Kingdom. In October 2002, the defendants moved to consolidate this action with the AES securities lawsuits referenced immediately above. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

        Beginning in September 2002, El Salvadoran tax and commercial authorities initiated an investigation involving four of the Company's subsidiaries in El Salvador, Campania de Alumbrado Electrico de San Salvador, S.A. de C.V. ("CAESS"), Empresa Electrica del Oriente, S.A. de C.V. ("EEO"). Distribuidora Electrica de Uspluran, S.A. de C.V. ("DEUSEM") and AES-CLESA y Compania, S.A. de C.V. ("CLESA"), in relation to two financial transactions closed in June 2000 and December 2001, respectively. The authorities have issued document requests and the Company and its subsidiaries are cooperating fully in the investigation. The Company does not believe the investigation will result in a material adverse effect on its financial position.

        On September 25, 2002, Mountainview Power Company, LLC ("Mountainview"), a subsidiary of the Company, filed a demand for arbitration against Bechtel Power Corporation (the "Bechtel Arbitration"). The claims asserted in the Bechtel Arbitration relate to existing disputes between the parties regarding amounts that Bechtel asserts are owing by Mountainview due to purported services provided in connection with the construction of the Mountainview power project located in California. Mountainview seeks a determination in the arbitration that Mountainview has fully performed all obligations owing to Bechtel and Mountainview owes no further amounts to Bechtel. The parties are currently in the process of selecting arbitrators for the arbitration.

        On August 24, 2002, Bechtel Power Corporation ("Bechtel") filed a lawsuit against the Company in California State Court alleging claims for breach of guaranty and a claim for fraud. The lawsuit alleges that the Company is obligated by a purported corporate guarantee allegedly provided by the Company to pay Bechtel approximately $48 million and punitive damages. Bechtel alleges that such sum is purportedly owed by the Company's Mountainview subsidiary to Bechtel due to purported services provided by Bechtel in connection with the construction of the Mountainview project. The Company has disputed the existence and/or validity of the alleged corporate guaranty. In October 2002, the Company filed a motion to stay the lawsuit pending a determination of the mandatory Bechtel arbitration noted above. The stay motion has yet to be decided by the Court.

        In October 2002, the Company, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp were named as defendants in two purported class actions filed in the United States District Court for the Eastern District of Virginia. The lawsuits purport to be filed on behalf of a class of all persons who purchased the Company's stock between April 26, 2001 and February 14, 2002. In addition, as of October 31, 2002, three other class action lawsuits have been filed against the Company and certain of its officers and directors. The complaints purport to allege that certain statements concerning the Company's operations in the United Kingdom violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These lawsuits have yet to be served on all defendants. The Company and the individuals believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

        In November 2002, the Company was served with a grand jury subpoena issued on application of the United States Attorney for the Northern District of California. The subpoena seeks, inter alia, certain categories of documents related to the generation and sale of electricity in California from January 1998 to the present. The Company intends to comply fully with its legal obligations in responding to the subpoena.

        In November 2002, a lawsuit was filed against AES Wolf Hollow LLP and AES Frontier L.P., two subsidiaries of the Company, in Texas State Court by Stone and Webster, Inc. The complaint in the action alleges claims for declaratory judgment and breach of contract allegedly arising out of the denial of certain force majeure claims purportedly asserted by the plaintiff in connection with its construction of the Wolf Hollow project, a gas-fired combined cycle power plant being constructed in Hood County, Texas. Stone and Webster is the general contractor for the Wolf Hollow project. The complaint in the lawsuit is yet to be served. The subsidiary believes it has meritorious defenses to the claims asserted against it and intends to defend the lawsuit vigorously.

        The Company is also involved in certain legal proceedings in the normal course of business.

10.  Comprehensive Loss

        The components of comprehensive loss for the three and nine months ended September 30, 2002 and 2001 are as follows (in millions):

	Three Months Ended September 30,
	2002	2001
Net income (loss)	$(314)	$3
Foreign currency translation adjustments arising during the period (net of income taxes of $54 and $19, respectively)	(608)	(454)
Derivative activity:
Reclassification to earnings (net of income taxes of $11 and $5, respectively)	(29)	(10)
Change in derivative fair value (net of income taxes of $85 and $37, respectively)	(165)	(77)

Total change in fair value of derivatives	(194)	(87)

Comprehensive loss	$(1,116)	$(538)

	Nine Months Ended September 30,
	2002	2001
Net income (loss)	$(743)	$229
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period (net of income taxes of $95 and $46, respectively)	(1,944)	(1,009)
Less: Discontinued foreign entity (no income tax effect)	1	—

Total foreign currency translation adjustments	(1,943)	(1,009)
Derivative activity:
Change in accounting principle (net of income taxes of $50)	—	(93)
Reclassification to earnings (net of income taxes of $20 and $12, respectively)	(61)	(23)
Change in derivative fair value (net of income taxes of $119 and $20, respectively)	(202)	(36)

Total change in fair value of derivatives	(263)	(152)
Realized loss on investment sale (no income tax effect)	48	—
Minimum pension liability (net of income taxes of $112 and $1)	(269)	(2)

Comprehensive loss	$(3,170)	$(934)

        The components of accumulated other comprehensive loss at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
Cumulative foreign currency translation adjustments	$4,256	$2,313
Cumulative change in accounting principle-SFAS No. 133	92	91
Minimum pension liability	288	19
Cumulative change in derivative fair value	291	29
Unrealized loss on investment	—	48

Total	$4,927	$2,500

11.  Segments

        Information about the Company's operations by segment is as follows (in millions):

	Revenues(1)	Gross Margin(2)	Equity Earnings
Quarter Ended September 30, 2002:
Contract Generation	$611	$245	$15
Competitive Supply	438	98	—
Large Utilities	781	200	(35)
Growth Distribution	308	47	—

Total	$2,138	$590	$(20)

Quarter Ended September 30, 2001:
Contract Generation	$590	$152	$6
Competitive Supply	513	126	(3)
Large Utilities	425	155	(16)
Growth Distribution	317	50	(10)

Total	$1,845	$483	$(23)

Nine Months Ended September 30, 2002:
Contract Generation	$1,895	$771	$50
Competitive Supply	1,335	295	(3)
Large Utilities	2,406	616	(11)
Growth Distribution	862	34	—

Total	$6,498	$1,716	$36

Nine Months Ended September 30, 2001:
Contract Generation	$1,894	$563	$38
Competitive Supply	1,522	385	(6)
Large Utilities	1,274	484	105
Growth Distribution	1,116	123	(11)

Total	$5,806	$1,555	$126

(1)
Intersegment revenues for the quarters ended September 30, 2002 and 2001 were $54 million and $16 million, respectively and $142 and $68 for the nine months ended September 30, 2002 and 2001, respectively.
(2)
Gross margin is revenues less cost of sales.

	Total Assets
	September 30, 2002	December 31, 2001
Contract Generation	$12,621	$12,152
Competitive Supply	9,033	9,200
Large Utilities	9,264	7,444
Growth Distribution	2,646	4,316
Discontinued Businesses	2,382	3,273
Corporate	620	427

Total Assets	$36,566	$36,812

ITEM 2. Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Initiatives

        Refinancing.    On October 3, 2002 AES announced that it had commenced an offer to exchange a combination of cash and new senior secured securities for up to $500 million of senior notes due in 2002 and 2003. On November 11, 2002 the offer was extended to December 3, 2002. The offer affects $300 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2002 ("2002 Notes") and $200 million aggregate principal amount outstanding of its 7.375% Remarketable and Redeemable Securities due 2013, which are puttable in 2003 ("ROARs"). Pursuant to the exchange offer, AES is offering the following: (1) for each $1,000 principal amount of its 2002 Notes, $650 in cash and $350 principal amount of a new issue of its 10% senior secured notes due 2005 and (2) for each $1,000 principal amount of its ROARs, $1,000 principal amount of its new 10% senior secured notes due 2005 plus a contingent value right entitling the holder of record as of the expiration date to receive, within thirty days of the closing of the sale of CILCORP, a cash payment of $20 for each $1,000 principal amount of ROARS validly tendered by such holder. Eligible holders that tender on or prior to the expiration date and do not withdraw such securities will also receive an incremental cash payment in the amount of $5 for each $1,000 principal amount of 2002 notes tendered and $5 for each $1,000 principal amount of ROARS tendered. In addition, eligible holders who tender 2002 Notes or ROARS on or prior to the early tender date and do not withdraw such securities will also receive an early tender bonus payment in the amount of $15 for each $1,000 principal amount of 2002 Notes tendered and $5 for each $1,000 principal amount of ROARS tendered. We will not be required to make any of such payments unless the exchange offer is consummated.

        The new senior secured notes will be secured equally and ratably with all debt outstanding under the new senior secured credit facilities, by first-priority liens, subject to certain exceptions and permitted liens, on (i) all of the capital stock of domestic subsidiaries owned directly by AES and 65% of the capital stock of certain foreign subsidiaries owned directly by AES and (ii) certain intercompany receivables, intercompany notes and intercompany tax sharing agreements owed to AES by its subsidiaries. In addition, the new senior secured notes will be subject to a mandatory prepayment with a portion of the net cash proceeds received from certain asset sales by AES and certain capital markets transactions and with a specified percentage of our adjusted free cash flow, as well as a mandatory redemption of 40% of the aggregate principal amount of the new senior secured notes originally issued, on the second anniversary of the settlement date (to the extent not previously redeemed), in each case, at a price equal to 100% of the principal amount of notes to be redeemed plus accrued and unpaid interest. The new senior secured notes will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

        AES also concurrently launched a new multi-tranche $1.6 billion senior secured credit facility, which will be secured equally and ratably with the new senior secured notes. The proposed bank facility will replace the following existing facilities: the $850 million revolver due March 2003, the $425 million term loan due August 2003, the $262.5 million term loan to AES subsidiary AES EDC Funding II L.L.C. due July 2003, and the GBP 52.3 million letter of credit facility. Consummation of the new senior secured facility is subject to a number of conditions, including the completion of the aforementioned exchange offer for the bonds and participation of all of its existing lenders. This refinancing is an integral part of the Company's liquidity plan. The inability to complete this refinancing may adversely impact whether the Company will or be able to pay its debt maturities as they come due.

        Asset Sales.    AES has announced a number of strategic initiatives designed to decrease its dependence on access to the capital markets, strengthen its balance sheet, reduce the financial leverage at the parent company, reduce its earnings volatility and improve short-term liquidity. One of these initiatives involves the sale of all or part of certain of the Company's subsidiaries. The Company is currently evaluating which businesses it may sell, however, there can be no guarantee that the proceeds from such sales transactions would cover the entire investment in such subsidiaries. Additionally, depending on which businesses are eventually sold, the entire or partial sale of any subsidiaries may change the current financial characteristics of the Company's portfolio and results of operations, and may impact in the future the amount of recurring earnings and cash flows the Company would expect to achieve.

        Cost Cutting.    The Company created the Cost Cutting Office in early 2002 to focus on cost reduction and revenue enhancement opportunities, and also to better capture the benefits of scale in the procurement of services and supplies. The Company expects to realize cost cutting benefits in both earnings and cash flows, however, there can be no assurance that the Cost Cutting Office will be successful in achieving these savings.

        Restructuring.    The Company has created a Restructuring Office, formerly referred to as the Turnaround Office, to focus on improving the operating and financial performance of, selling or abandoning underperforming businesses. Businesses are considered to be underperforming if they don't meet the Company's internal rate of return criteria, among other factors. The Restructuring Office is actively managing Drax, Gener and the Company's Argentine businesses, as well as evaluating Sul, Uruguaiana, Telasi, Eletropaulo, CEMIG, Mountainview and Barry. The Company is in the process of identifying whether the profitability and cash flows of such businesses can be sufficiently improved to achieve acceptable returns on the Company's investment, or whether such businesses should be sold or abandoned. If the Company determines that certain businesses are to be sold or otherwise disposed of, there can be no guarantee that the proceeds from such sales transactions would cover the entire investment in such subsidiaries or that such proceeds will be available to the parent. It is possible that the restructuring efforts will change the ownership structure or the manner in which a business operates, and these efforts may result in an impairment if the Company is not able to recover its investment in such business.

Brazil

        Eletropaulo.    AES has owned an interest in Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. ("Eletropaulo") since April 1998. The Company began consolidating Eletropaulo in February 2002 when AES Elpa acquired a controlling interest in the business. AES financed a significant portion of the acquisition of Eletropaulo, including both common and preferred shares, through loans and deferred purchase price financing arrangements provided by BNDES, the National Development Bank of Brazil, to AES Elpa and AES Transgas, respectively. As of September 30, 2002, AES Elpa and Transgas had approximately $500 million and $600 million, respectively, of outstanding BNDES indebtedness. AES has pledged the proceeds in the event of the sale of certain of its businesses in Brazil, including Sul, Uruguaiana, Eletronet and AES Communications Rio to secure the indebtedness of AES Elpa and AES Transgas to BNDES. The shares underlying the Company's investments in Uruguaiana, AES Communications Rio and Eletronet have also been pledged as collateral to BNDES. As of September 30, 2002, Eletropaulo had $1.4 billion of outstanding indebtedness. The Company's total investment and retained earnings associated with Eletropaulo as of September 30, 2002, was approximately $1.3 billion.

        Due, in part, to the sharp decline of the value of the real in dollar terms and the lack of access to the international capital markets, Eletropaulo, AES Elpa and AES Transgas are facing significant near-term debt payment obligations that must be extended, restructured, refinanced or repaid. Eletropaulo has indebtedness of approximately $191 million scheduled to mature on November 18, 2002, $110 million scheduled to mature in December 2002, and $416 million scheduled to mature in 2003. AES Elpa has approximately $85 million of indebtedness scheduled to mature on December 16, 2002 and AES Transgas has approximately $6 million of indebtedness scheduled to mature on

November 25, 2002, and AES Elpa and AES Transgas together have $806 million of indebtedness scheduled to mature in 2003. In addition, because of outstanding financial covenant and other defaults, as well as cross defaults, in its credit facilities, approximately $745 million of Eletropaulo's indebtedness could become immediately payable at its creditors' option unless waivers can be obtained.

        Eletropaulo, AES Elpa and AES Transgas are in negotiations with debt holders and BNDES to seek resolution of these issues; however, there can be no assurance that these negotiations will be successful. If the negotiations fail, Eletropaulo would face an increased risk of loss of its concession and of bankruptcy, resulting in an increased risk of loss of AES's investment in Eletropaulo. Dividend restrictions applicable to Eletropaulo are expected to reduce substantially the ability of Eletropaulo to pay dividends. In addition, the refinancing agreement entered into with BNDES in June 2002 provides for Eletropaulo to pay directly to BNDES any dividends in respect of the shares held by AES Elpa, AES Transgas and Cemig Empreendimentos II Ltd. (which owns approximately 4.4% of Eletropaulo's preferred stock). If AES Elpa and AES Transgas are not able to make the BNDES payments when due or are not able to refinance or extend the maturities of any or all of the payment amounts, BNDES may choose to foreclose on the shares held as collateral, and this may result in a loss and a corresponding write-off of a portion or all of the Company's investment in Eletropaulo. In addition, a default on these BNDES loans will result in a cross-default to the BNDES rationing loan agreement with Eletropaulo and could result in a cross-default to a BNDES loan in connection with our investment in CEMIG.

        Although neither Eletropaulo, AES Elpa nor AES Transgas currently constitute "material subsidiaries" for purposes of the cross-default, cross acceleration and bankruptcy related events of default contained in AES's parent company indebtedness, AES expects that each of them will constitute a material subsidiary for certain bankruptcy related events of default in such indebtedness in 2003 (assuming they continue to be subsidiaries and classified within continuing operations). However, given that a bankruptcy proceeding would generally be an unattractive remedy for each of their lenders, as it could result in a termination of Eletropaulo's concession, and that Eletropaulo is currently in negotiations to restructure such indebtedness, the Company believes such an outcome is unlikely. The Company cannot assure you, however, that such negotiations will be successful and AES may have to write off some or all of the assets of Eletropaulo, AES Elpa or AES Transgas.

        CEMIG.    A subsidiary of AES received a loan from BNDES to finance its investment in CEMIG, and the balance outstanding on this loan is approximately $655 million. There are no repayments scheduled for the remainder of 2002, and approximately $57 million of principal and interest, which represents AES's share, is scheduled to be repaid in 2003. If the subsidiary of the Company is not able to repay the amounts when due or is not able to refinance or extend the maturities of any or all of the payment amounts, BNDES may choose to seize the shares held as collateral, and this may result in a loss or a corresponding write-off of a portion or all of the Company's investment. Additionally, a default on the debt used to finance the acquisition of Eletropaulo may result in a cross default on the debt used to finance the acquisition of CEMIG. The Company's total investment including retained earnings associated with CEMIG as of September 30, 2002 was approximately $481 million.

        Sul.    Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company's interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or paid. Sul has outstanding debentures of $48 million, at the September 30, 2002 exchange rate, due in three installments in December 2002, June 2003 and December 2003. AES Cayman Guaiba has a $300 million syndicated loan that has $60 million due in 2003.

        In addition, during the second quarter of 2002, the Brazilian National Electric Energy Agency ("ANEEL") promulgated an order ("Order 288") whose practical effect was to purport to invalidate gains recorded by the Company's subsidiary, AES Sul Distribuidora Gaucha de Energia S.A. ("Sul") from inter-submarket trading of energy purchased from the Itaipu power station. Sul filed an administrative appeal with ANEEL challenging the legality of Order 288 and requested a preliminary injunction in the Brazilian federal courts to suspend the effect of Order 288 pending the determination of the administrative appeal. Both were denied. In August 2002, Sul filed an injunction against Order 288. In October 2002, Sul received a preliminary injunction stating that Order 288 does not apply to Sul. ANEEL will likely appeal this decision. The Company, in total, has recorded a pre-tax provision as a reduction of revenues of approximately $160 million during the second quarter of 2002. The MAE (Brazilian Wholesale Energy Market) settlement is expected to occur on November 22, 2002. If the settlement occurs with the effect of Order 288 in place, Sul will owe approximately $19 million, based upon the September 30, 2002 exchange rate. Sul does not believe it will have sufficient funds to make this payment. However, if the MAE settlement occurs absent the effect of Order 288, Sul will receive approximately $86 million, based upon the September 30, 2002 exchange rate. If Sul is unable to pay any amount that may be due to MAE, penalties and fines could be imposed up to and including the termination of the concession contract by ANEEL.

        Both companies have started negotiations with the lenders and SUL has commenced legal action against ANEEL to seek resolution of these issues. There can be no assurances that these negotiations will be successful. If negotiations fail AES Cayman Guaiba and/or Sul would face an increased risk of loss of its concession and of bankruptcy, resulting in an increased risk of loss of AES's investment in Sul. Although neither Sul nor AES Cayman Guaiba currently constitute "material subsidiaries" for purposes of the cross-default, cross acceleration and bankruptcy related events of default contained in AES's parent company indebtedness, each of Sul and AES Cayman Guaiba may constitute a material subsidiary for certain bankruptcy related events of default in such indebtedness in 2003 (assuming they continue to be subsidiaries and classified within continuing operations). However, given that a bankruptcy proceeding would generally be an unattractive remedy for each of their lenders, as it could result in an intervention by ANEEL or a termination of Sul's concession, and that Sul is currently in negotiations to restructure such indebtedness, we think such an outcome is unlikely. We cannot assure you, however, that such negotiations will be successful and AES may have to write off some or all of the assets of Sul or AES Cayman Guaiba. The Company's total investment including retained earnings associated with Sul as of September 30, 2002 was approximately $784 million.

        Tiete.    The MAE settlement for the period from September 2000 to September 2002 for Tiete totals a net payable position of approximately $25 million, at the September 30, 2002 exchange rate. MAE is expecting to receive this amount on November 22, 2002. The company expects to have sufficient resources to pay the MAE when these amounts are due. However, if the MAE settles absent the effect of ANEEL Order 288, which is currently being appealed by market participants including AES Sul, Tiete's obligation to the MAE would be approximately $36 million, at the September 30, 2002 exchange rate. In this event, Tiete does not expect to have sufficient resources to settle it's obligation to the MAE in full, which could lead to penalties and fines being imposed upon them, up to and including the termination of its concession contract by ANEEL.

        Uruguaiana.    The MAE (Brazilian Wholesale Energy Market) settlement for the period from September 2000 to September 2002 for Uruguaiana, is an expected payable position of approximately $11 million, at the September 30, 2002 exchange rate, and settlement is expected on November 22, 2002. Uruguaiana disputes this amount and plans to pursue legal action. These amounts include costs for replacement power purchased by Uruguaiana offtakers due to the unavailability of the plant, which was caused by constraints of and instability in the electric transmission system. Uruguaiana believes that under the terms of its concession, power purchase and regulatory contracts it is not liable for replacement power costs arising directly out of the electric system's instability. Uruguaiana does not expect to have sufficient resources to pay the amount currently reported by the MAE. In the event they are unsuccessful in the legal challenge of this obligation, penalties and fines could be imposed, up to and including the termination of the concession contract by ANEEL.

        Other Regulatory Matters.    The electricity industry in Brazil reached a critical point in 2001, as a result of a series of regulatory, meteorological and market driven problems. The Brazilian government implemented a program for the rationing of electricity consumption effective as of June 2001. In December 2001, an industry-wide agreement was reached with the Brazilian government that applies to Eletropaulo, Tiete and CEMIG. The terms of the agreement are being implemented during 2002. In addition, the electricity regulator, ANEEL, retroactively changed certain previously communicated methodologies during May 2002, and this resulted in a change in the calculation methods for electricity pricing in the Wholesale Energy Market. The Company recorded a pretax provision of approximately $160 million, including the amounts for Sul, against revenues during May 2002 to reflect the negative impacts of this retroactive regulatory decision. The Company does not believe that the terms of the industry-wide rationing agreement as currently being implemented restored the economic equilibrium of all of the concession contracts.

        On September 3, 2002, the government agency responsible for regulating the Brazilian electric industry, the National Power Agency (ANEEL) issued an order providing that the formula for adjusting the tariffs applicable to distribution companies, which are scheduled to be reset in 2003, should be based on a replacement cost method. The Company, together with other electric distribution companies, disagrees with the proposed method and plans to propose alternatives to ANEEL. Taken alone, the method proposed in the ANEEL order would lead to a significantly lower adjustment in the tariff than would methodologies proposed by the distribution companies. Because a number of other factors that affect the formula have yet to be determined, we are unable to predict the ultimate impact, if any, of this order. These other factors include an "X" factor. The X factor is intended to permit the regulator to adjust tariffs so that consumers may share in the distribution company's realization of increased operating efficiencies. The revision, however, is entirely within the regulator's discretion.

Venezuela

        The economy in Venezuela has been suffering from falling oil revenues, capital flight and a decline in foreign reserves. In February 2002, the Venezuelan Government decided not to continue to support the Venezuelan currency, which has caused significant devaluation. The country is experiencing a negative growth of GDP, high unemployment, significant foreign currency fluctuations and political instability. In combination, these circumstances create significant uncertainty surrounding the performance, cash flow and potential for profitability of EDC. AES is not required to support the potential cash flow or debt service obligations of EDC. AES's total investment including retained earnings in EDC at September 30, 2002 was approximately $1.6 billion.

        At September 30, 2002, EDC, which currently is a material subsidiary for certain bankruptcy-related events of default under the parent company's debt instruments, was not in compliance with two of its net worth covenants on $150 million and $8 million of non-recourse debt due to the impact of the devaluation of the Venezuelan Bolivar. EDC requested and received relief from complying with such covenant for the $150 million until March 31, 2003 from its lender. EDC expects to be in compliance with such covenant by March 31, 2003; however, there can be no assurance that such compliance will occur. EDC has received verbal notice that a waiver on the $8 million debt has been granted, although written confirmation of such waiver has not been received. Of the related debt approximately $113 million is classified in non-recourse debt—long term in the accompanying consolidated balance sheets. The remainder is classified as non-recourse debt—current.

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

United Kingdom

        AES Drax Power Limited, a subsidiary of AES ("AES Drax"), is the operator of the Drax Power Plant, Britain's largest power station. On October 14, 2002, TXU Europe Group plc ("TXU Europe"), the guarantor under the power supply hedging agreement between AES Drax Power and TXU Europe Energy Trading, Ltd, ("TXU Energy") failed to make a £26 million payment due to AES Drax under the agreement. On the same day, TXU Europe was downgraded by Standard & Poor's to B+ from BBB- and AES Drax was also downgraded by Standard & Poor's to B, negative outlook, which resulted in all three rating agencies, including Moody's and Fitch, rating AES Drax's senior debt, its Eurobonds (which were financed by a syndicate of banks) and senior bonds (which are secured and rank pari passu with the Eurobonds) below investment grade. As of November 11, 2002, AES Drax's senior debt ratings were Standard & Poor's: CC; Moody's: Caa2 and Fitch: CCC. The senior notes of AES Drax Energy, the parent company of AES Drax, which are structurally subordinated to AES Drax's senior debt, were also downgraded and as of November 11, 2002 had ratings of C by Standard & Poor's; C by Moody's; and CC by Fitch.

        TXU Europe subsequently made the £26 million payment to AES Drax on October 17, 2002. AES Drax has been and is currently in discussions with TXU Europe regarding settlement of a termination sum due under the Hedging Agreement as well as amounts owing for power already consumed by TXU Energy for October and November, 2002. There can be no assurance that AES Drax will reach agreement with TXU Europe and TXU Energy regarding termination of the Hedging Agreement. If a negotiated settlement is not reached, AES Drax expects to terminate the Hedging Agreement. AES Drax currently has the right to terminate the Hedging Agreement subject to the approval of its senior lenders, which approval was received on November 12, 2002. In anticipation of termination of the Hedging Agreement, AES Drax has been working cooperatively with its lenders to address the liquidity needs of the project, including letters of credit which would be required for trading AES Drax's output in the open market in the event that the Hedging Agreement is terminated. In the event of a termination of the agreement, AES Drax would be entitled to claim a termination sum of about £270 million under the terms of the Hedging Agreement as well as payment for electricity already consumed. The Hedging Agreement accounts for over 60% of the revenues generated by AES Drax and payments under the agreement are significantly higher than AES Drax could currently receive in the open market. Accordingly, a termination of the agreement could have a material adverse effect on AES Drax's results of operations. In addition, termination of the Hedging Agreement could result in an event of default under AES Drax's senior loan documents.

        AES Drax is currently a material subsidiary for certain bankruptcy-related events of default, and therefore certain bankruptcy events of AES Drax could result in a default under our corporate debt agreements. However, given the numerous actions already taken and additional steps underway to stabilize the project in the event of loss of the TXU Europe Hedging Agreement, as well as the cooperative relationship with AES Drax's lenders and the unlikely manner that such lenders would choose to exercise such remedies, the Company does not think such an outcome this year is likely. Depending upon the outcome of these recent developments, the Company may write off all or part of its equity investment in AES Drax. The Company's total investment including retained earnings and committed capital at September 30, 2002 is approximately $918 million.

        On September 30, 2002, Barry entered into a tolling agreement with TXU Europe. If TXU Europe fails to perform under the tolling agreement and Barry is not able to enter into a comparable agreement with a new counterparty, the Company may have to write off some or all of the assets of Barry. The Company's total investment including retained earnings at September 30, 2002 is approximately $75 million.

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

        In addition, in the contract generation segment, the Company's subsidiaries have different types of customers. Certain customers are regulated utilities that are regulated by state or local public utility commissions ("PUC"). PUCs often restrict the amount of debt those utilities are permitted to incur, as well as the types of business activities in which they participate. This generally results in a strong credit quality. Two of these types of customers, at the Company's Warrior Run and Beaver Valley plants, are owned by Allegheny Energy, Inc., which has encountered financial difficulty due to its energy trading business. The Company does not believe the financial difficulties of Allegheny Energy, Inc. will have a material adverse effect on the performance of those customers; however, there can be no assurance that a further deterioration in Alleghany Energy, Inc.'s financial condition will not have a material adverse effect on the ability of those customers to perform their operations. Other customers are commercial entities that have no such restrictions, and therefore, may be of lesser credit quality, which increases the risk of payment default to AES. One commercial customer at three of the Company's subsidiaries, Williams Energy, has recently encountered financial difficulties related to its electricity trading operations and has been downgraded below investment grade by a number of ratings agencies. There can be no assurance that Williams Energy will continue to meet its contractual commitments. The Company's investment including retained earnings in these subsidiaries is approximately

$228 million at September 30, 2002. For the nine months ended September 30, 2002, the Company recorded $7.4 million of net income from the three subsidiaries.

        Competitive Supply.    AES's competitive supply line of business is oriented around the customer perspective and consists of generating facilities and retail supply businesses that sell electricity directly to wholesale and retail customers in competitive markets. Additionally, as compared to the contract generation segment discussed above, these generating facilities generally sell less than 75% of their output pursuant to long-term contracts with pre-determined pricing provisions and/or sell into power pools, under shorter-term contracts or into daily spot markets. The prices paid for electricity under short-term contracts and in the spot markets can be, and from time to time have been, unpredictable and volatile. The results of operations of AES's competitive supply business are also more sensitive to the impact of market fluctuations in the price of electricity, natural gas, coal and other raw materials. TXU Europe is a customer of Drax and Barry. As described in the footnotes and in other sections of the Discussion and Analysis of Financial Condition and Results of Operations, TXU Europe is having financial difficulties and its failure to perform under its contract could have a material adverse effect of the results of operations of these businesses.

        Large Utilities.    AES's large utility business is comprised of four utilities located in the U.S. (Indianapolis Power and Light Company, or "IPALCO"), Brazil (Eletropaulo Metropolitana ("Eletropaulo") and Companhia Energetica de Minas Gerias ("CEMIG")) and Venezuela (C.A. La Electricidad de Caracas ("EDC")). AES's equity interest in each of these utilities is over 70% (other than CEMIG in which AES's equity interest is approximately 21%). All of these utilities are of significant size, and all maintain a monopoly franchise within a defined service area. In most cases large utilities combine generation, transmission and distribution capabilities. Large utilities are subject to extensive local, state and national regulation relating to ownership, marketing, delivery and pricing of electricity and gas with a focus on protecting customers. Large utility revenues result primarily from electricity sales to customers under tariff or concession agreements and to a lesser extent from contractual agreements of varying lengths and provisions.

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

        The distribution of revenues between the segments for the three and nine months ended September 30, 2002 and 2001 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Contract generation	29%	32%	29%	33%
Competitive supply	20%	28%	21%	26%
Large utilities	37%	23%	37%	22%
Growth distribution	14%	17%	13%	19%

        Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. An example of such a project is Kelanitissa in Sri Lanka of which the Company has a 90% ownership interest. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. At September 30, 2002, capitalized costs for projects under development and in early stage construction were approximately $68 million and for construction in progress were approximately $4.7 billion. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	% Change
Large Utilities:
North America	227	225	1%
South America	416	—	—
Caribbean*	138	200	(31%	)

Total Large Utilities	$781	$425	84%

Growth Distribution:
South America	89	165	(46%	)
Caribbean*	137	156	(12%	)
Europe/Africa	82	62	32%
Asia	—	(66)	—

Total Growth Distribution	$308	$317	(3%	)

Total Regulated Revenues	$1,089	$742	47%

*
Includes Venezuela and Colombia

        Regulated revenues.    Regulated revenues increased for the three months ended September 30, 2002 compared to the same period in 2001. The significant increase in large utilities revenues were offset by a slight decline in growth distribution revenues. Weather generally impacts the demand for electricity, and therefore, extreme temperatures will impact the amount of revenues recorded.

Excluding businesses acquired or that commenced operations in 2002 or 2001, regulated revenues decreased 9% to $673 million for the three months ended September 30, 2002.

        Large Utilities.    Large utilities revenues increased for the third quarter of 2002 compared to the same period in 2001 primarily due to the consolidation of Eletropaulo in Brazil offset by declines at EDC in Venezuela due primarily to devaluation of the Venezuelan Bolivar. Please see Note 5 to the Consolidated Financial Statements for a complete description of the Eletropaulo swap transaction. If Eletropaulo had been consolidated during the comparable period in 2001, revenues compared to the prior period would have been lower due to rationing in Brazil in early 2002. Although rationing ended in February 2002 customer demand has not returned to the level it was prior to rationing. As customer demand builds, Eletropaulo believes it will experience benefits through increased revenues.

        Growth Distribution.    Growth distribution revenues decreased for the third quarter of 2002 compared to the same period in 2001 primarily due to decreases in South America and the Caribbean offset in part by increases in Europe/Africa and Asia. In South America revenues decreased mainly due to the impact of the devaluation of the Argentine Peso at Eden-Edes and Edelap and the impact of the devaluation of the Brazilian Real at Sul. In the Caribbean, the overall decrease is due to lower revenues in El Salvador offset in part by an increase in the Dominican Republic. The increased revenue in Europe/Africa is due to the acquisitions of Sonel in Cameroon, Kievoblenergo and Rivnooblenergo in the Ukraine and improvements at Telasi in Georgia. The variation in Asia is due to the change in accounting method for CESCO in India. CESCO was previously consolidated but was changed to equity method in the third quarter of 2001 when the Company was removed from management and operational control of the business.

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	% Change
Contract Generation:
North America	219	194	13%
South America	156	178	(12%	)
Caribbean*	41	39	5%
Europe/Africa	90	71	27%
Asia	105	108	(3%	)

Total Contract Generation	$611	$590	4%

Competitive Supply:
North America	125	169	(26%	)
South America	25	37	(32%	)
Caribbean*	45	45	—
Europe/Africa	225	245	(8%	)
Asia	18	17	6%

Total Competitive Supply	$438	$513	(15%	)

Total Non-Regulated Revenues	$1,049	$1,103	(5%	)

*
Includes Venezuela and Colombia

        Non-regulated revenues.    Non-regulated revenues decreased for the third quarter of 2002 compared to the third quarter of 2001 due to a decline in competitive supply revenues offset in part by an increase in contract generation revenues. Excluding businesses acquired or that commenced operations in 2002 or 2001, non-regulated revenues decreased 10% to $989 million for the three months ended September 30, 2002.

        Contract Generation.    Contract generation revenues increased for the third quarter of 2002 compared to the third quarter of 2001 due to increases in North America, Europe/Africa and the Caribbean offset slightly by decreases in South America and Asia. North America revenues increased mainly due to the start of operations at Ironwood in Pennsylvania, Red Oak in New Jersey and increased revenues from Warrior Run in Maryland offset by declines at Southland in California. Europe/Africa revenues increased due to the acquisition of Ebute in Nigeria, Kelvin in South Africa and Bohemia in the Czech Republic and improved operations at Tisza in Hungary and Kilroot in Northern Ireland. Caribbean revenues increased due to higher revenues from Los Mina in the Dominican Republic offset slightly by lower revenues from Merida III in Mexico. Asia revenues decreased due to lower revenues from Haripur in Bangladesh due to a change in the tariff structure and Lal Pir and Pak Gen in Pakistan offset by higher revenues from Ecogen in Australia. South America revenues decreased mainly due to declines at the Gener plants in Chile and Tiete and Uruguaiana in Brazil.

        Competitive Supply.    Competitive supply revenues decreased for the third quarter of 2002 compared to the third quarter of 2001 due to lower revenues from Placerita in California which operated minimally due to low energy prices. South America revenues declined due to the devaluation of the Argentine Peso in January 2002 offset by the start of operations at Parana in Argentina. Europe/Africa revenues decreased due to declines at Drax in the U.K. from lower market prices and due to the closure of Belfast West in Northern Ireland.

GROSS MARGIN

	Three Months Ended September 30, 2002	% of Revenue	Three Months Ended September 30, 2001	% of Revenue		% Change
Large Utilities:
North America	93	41%	85	38%		9%
South America	64	15%	(7)	—		NM**
Caribbean*	43	31%	77	39%		(44%	)

Total Large Utilities:	$200	26%	$155	36%		29%

Growth Distribution:
South America	27	30%	43	26%		(37%	)
Caribbean*	16	12%	11	7%		45%
Europe/Africa	5	6%	(10)	(16%	)	150%
Asia	(1)	—	6	NM		NM

Total Growth Distribution	$47	15%	$50	16%		(6%	)

Total Regulated Gross Margin	$247	23%	$205	28%		20%

*
Includes Venezuela and Colombia
**
Not Meaningful

        Regulated gross margin.    Regulated gross margin, which represents total revenues reduced by cost of sales, increased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increase in regulated gross margin is due to the increase in large utilities offset by a slight decline in growth distribution. Regulated gross margin as a percentage of revenues decreased to 23% for the third quarter of 2002 from 28% for the third quarter of 2001. Excluding businesses acquired or that commenced operations in 2002 or 2001, regulated gross margin decreased 13% to $183 million for the three months ended September 30, 2002.

        Large Utilities.    Large utilities gross margin increased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily due to increases in South

America and North America offset in part by decreases in the Caribbean. South America increased due to the consolidation of Eletropaulo. North America increased due to increased contributions from IPALCO. The decrease in the Caribbean is due to the devaluation of the Venezuelan Bolivar and its impacts on EDC. EDC's tariff is adjusted semi-annually to reflect fluctuations in inflation and the currency exchange rate. However, a failure to receive such an adjustment to reflect changes in the exchange rate and inflation could adversely affect their results of operations in the future.

        Growth Distribution.    Growth distribution gross margin decreased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decline in the South America and Asia gross margins were offset by increases in Europe/Africa and the Caribbean. South America gross margin declined primarily due to devaluation of the Argentine Peso. Asia gross margin decreased due to the change in the method of accounting for CESCO. CESCO was previously consolidated but was changed to equity method accounting in the third quarter of 2001 when the Company was removed from management and lost operational control. Europe/Africa gross margin increased mainly due to operational improvements at Telasi in Georgia. Caribbean gross margin increased due primarily to operational improvements at EDE Este in the Dominican Republic.

	Three Months Ended September 30, 2002	% of Revenue		Three Months Ended September 30, 2001	% of Revenue		% Change
Contract Generation:
North America	114	52%		99	51%		15%
South America	59	38%		(17)	(10%	)	NM
Caribbean*	7	17%		7	18%		—
Europe/Africa	26	29%		9	13%		189%
Asia	39	37%		54	50%		(28%	)

Total Contract Generation	$245	40%		$152	26%		61%

Competitive Supply:
North America	31	25%		61	36%		(49%	)
South America	6	24%		6	16%		—
Caribbean*	19	42%		10	22%		90%
Europe/Africa	43	19%		48	20%		(10%	)
Asia	(1)	(6%	)	1	6%		NM

Total Competitive Supply	$98	22%		$126	25%		(22%	)

Total Non-Regulated Gross Margin	$343	33%		$278	25%		23%

*
Includes Venezuela and Colombia

        Non-regulated gross margin.    Non-regulated gross margin increased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Non-regulated gross margin as a percentage of revenues increased to 33% for the third quarter of 2002 from 25% for the third quarter of 2001. The increase in non-regulated gross margin is due to an increased margin in contract generation offset in part by a decline in competitive supply. Excluding businesses acquired or that commenced operations in 2002 or 2001, non-regulated gross margin increased 17% to $322 million for the three months ended September 30, 2002.

        Contract Generation.    Contract generation gross margin increased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily due to improvements at existing businesses and operations from new businesses. The contract generation gross margin as a percentage of revenues increased to 40% for the third quarter of 2002 from 26% for the third quarter of 2001. Gross margin increased in all geographic regions except the Caribbean where it remained constant and Asia where it declined. South America gross margin increased due to increases at Gener, Tiete and Uruguaiana. North America gross margin increased due to the start of commercial operations at Ironwood in Pennsylvania, Red Oak in New Jersey and improvements at Warrior Run in Maryland. Europe/Africa gross margin increased mainly due to the acquisition of Ebute in Nigeria and improvements at Kilroot in Northern Ireland and Tisza II in Hungary. Asia gross margin decreased mainly due to decreased contribution from Haripur from a change in the tariff structure.

        Competitive Supply.    Competitive supply gross margin decreased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The competitive supply gross margin as a percentage of revenues decreased to 22% for the third quarter of 2002 from 25% for the third quarter of 2001. Gross margin decreases in North America and Europe/Africa were offset by increases in the Caribbean. The South America and Asia gross margins remained fairly constant. North America decreased mainly due to the lower energy prices in California and New York. Europe/Africa gross margin decreased mainly due to lower energy prices in the U.K. Caribbean gross margin increased due to increases from Chivor in Colombia and Panama.

        Selling, general and administrative expenses.    SG&A decreased $5 million, or 29%, to $12 million for the three months ended September 30, 2002 from $17 million for the three months ended September 30, 2001. SG&A as a percentage of revenues remained constant at 1% for the three months ended September 30, 2002 and 2001. The overall decrease in SG&A for the three months ended September 30, 2002 is due to the Company's increased focus on cost cutting.

        Interest expense.    Interest expense increased $151 million, or 37%, to $554 million for the three months ended September 30, 2002 from $403 million for the three months ended September 30, 2001. Interest expense as a percentage of revenues was 26% for the three months ended September 30, 2002 and 22% for the three months ended September 30, 2001. Overall interest expense increased primarily due to the consolidation of Eletropaulo in February 2002, issuance of senior secured notes at IPALCO, interest expense from new businesses, as well as additional corporate interest costs arising from the issuance of senior debt to finance new investments and due to a higher outstanding balance during 2002 on the Company's revolving loan. The Company expects to refinance a significant amount of debt that is expected to mature in 2003. The terms are unlikely to be as favorable as the current terms, and therefore, the amount of interest expense recorded in future periods is expected to increase.

        Interest income.    Interest income increased $60 million, or 286%, to $81 million for the three months ended September 30, 2002 from $21 million for the three months ended September 30, 2001. Interest income as a percentage of revenues increased to 4% for the three months ended September 30, 2002 from 1% for the three months ended September 30, 2001. The increase in interest income for the three months ended September 30, 2002 is due primarily to the consolidation of Eletropaulo and its related interest income.

        Other income (expense), net.    Other income (expense) increased $45 million from an expense of $25 million for the three months ended September 30, 2001 to income of $20 million for the three months ended September 30, 2002. The increase in other income (expense) for the three months ended September 30, 2002 is primarily due to lower marked-to-market losses on commodity derivatives and a gain of approximately $12 million for extinguishments of debt in exchange for equity.

        Foreign currency transaction losses.    Foreign currency transaction losses increased $245 million to a loss of $230 million for the three months ended September 30, 2002 from a gain of $15 million for the three months ended September 30, 2001. The decrease primarily resulted from a 27% devaluation in the Brazilian Real during the third quarter of 2002. The Brazilian Real declined from 2.84 at June 30, 2002 to 3.89 at September 30, 2002. Additionally, the Company recorded more foreign currency losses from Eletropaulo since there was less allocation to the minority partners because their investment has been reduced to zero. As a result, the Company recorded foreign currency losses of $277 million for the three months ended September 30, 2002 related to Brazil. This decrease was offset by $30 million of foreign transaction gains recorded at EDC for the three months ended September 30, 2002 due to a 8% devaluation of the Venezuelan Bolivar from 1353 at June 30, 2002 to 1474 at September 30, 2002. EDC uses the U.S. Dollar as its functional currency but a portion of its debt is denominated in the Venezuelan Bolivar.

        Equity in pre-tax (losses) earnings of affiliates.    Equity in earnings (losses) of affiliates improved by $3 million, or 13%, to ($20) million for the three months ended September 30, 2002 from ($23) million for the three months ended September 30, 2001. Equity in earnings of affiliates improved for the three months ended September 30, 2002 primarily due to the completion of the swap in February 2002 and the consolidation of Eletropaulo. Lower contributions from CEMIG due to the devaluation of the Brazilian Real also offset the increases. Foreign currency transaction losses of $42 million and $123 million for the three months ended September 30, 2002 and 2001, respectively were included in equity in earnings of affiliates due to the devaluation of the Brazilian Real during both periods.

        Severance and transaction costs.    During the third quarter of 2001, the Company incurred approximately $37 million of transaction and contractual severance costs related to the acquisition of IPALCO.

        Income taxes.    Income taxes (including income taxes on equity in earnings) on continuing operations changed to a benefit of $46 million for the three months ended September 30, 2002 from a benefit of $1 million for the three months ended September 30, 2001. The company's effective tax rate was 32% for the third quarter of 2002 and 20% for the third quarter of 2001. The tax benefit resulted from the company's reported loss from continuing operations. The change in the effective tax rate for the three months ended September 30, 2002 is due to the company incurring foreign currency losses for which a tax benefit could not be recognized partially or in its entirety.

        Minority interest.    Minority interest expense increased to $20 million for the three months ended September 30, 2002 from $9 million for the three months ended September 30, 2001. Competitive supply minority interest changed by $22 million from a benefit of $3 million to an expense of $19 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The change in competitive supply minority interest is due to sharing of losses in Argentina with the minority shareholders. Contract generation minority interest was an expense of $12 million for the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001. The change is due to the sharing of earnings by the minority partners of Tiete in Brazil. Large utilities minority interest changed by $16 million to a benefit of $15 million for the three months ended September 30, 2002 from an expense of $1 million for the three months ended September 30, 2001. The change is mainly due to the sharing of losses that resulted from the devaluation of the Brazilian Real with the minority shareholders at Eletropaulo and at Southern Electric Brazil Participacoes LTDA, a holding company of CEMIG. The change in large utilities minority interest would have been substantially higher however, the minority interest in Eletropaulo was reduced to zero during the third quarter of 2002 and the Company began picking up all of the losses due to the Brazilian Real devaluation. Growth distribution minority interest decreased to an expense of $4 million for the three months ended September 30, 2002 compared to an expense of $11 million for the three months ended September 30, 2001. The change in growth distribution minority interest is mainly due to the deconsolidation of CESCO.

        Income from continuing operations.    Income from continuing operations decreased $105 million to a loss of $99 million for the three months ended September 30, 2002 from income of $6 million for the three months ended September 30, 2001. Increases in the gross margin from contract generation and large utilities, increased interest income and increases from the marked-to-market gains on commodity derivatives were offset by higher interest expense, lower equity in earnings, increased foreign currency transaction losses and losses recorded on sales or impairments of investments.

        Discontinued operations.    During the third quarter of 2002, the Company completed the sale of the assets of AES Greystone, LLC and AES Haywood Power I, LLC (collectively, "Greystone"), a power plant business under construction in Tennessee. As a result, the loss on the sale of $109 million, after income taxes, is recorded as discontinued operations in the accompanying consolidated statement of operations for all periods presented. The sale of NewEnergy closed during the third quarter of 2002. Results of operations in the third quarter of 2002 were income of $39 million and the write-off/write-down from disposition was a loss of $234 million, net of tax.

        Net income.    Net income decreased $317 million to a loss of $314 million for the three months ended September 30, 2002 from income of $3 million for the three months ended September 30, 2001. The decrease in net income for the three months ended September 30, 2002 is due to increased foreign currency losses from the devaluation in Brazil, increased interest expense and losses from discontinued operations offset by interest income and higher gross margin from the contract generation and large utilities segments.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	% Change
Large Utilities:
North America	622	647	(4%	)
South America	1,295	—	NM**
Caribbean*	489	627	(22%	)

Total Large Utilities	$2,406	$1,274	89%

Growth Distribution:
South America	194	513	(62%	)
Caribbean*	411	503	(18%	)
Europe/Africa	257	100	157%
Asia	—	—	—

Total Growth Distribution	$862	$1,116	23%

Total Regulated Revenues	$3,268	$2,390	37%

*
Includes Venezuela and Colombia
**
Not Meaningful

        Regulated revenues.    Regulated revenues increased for the nine months ended September 30, 2002 compared to the same period in 2001. The overall increase is due to a significant increase in large utilities offset by a decline in growth distribution. Weather generally impacts the demand for electricity, and therefore, extreme temperatures will impact the amount of revenues recorded. Excluding businesses acquired or that commenced operations in 2002 or 2001, regulated revenues decreased 24% to $1.76 billion for the nine months ended September 30, 2002.

        Large Utilities.    Large utilities revenues increased for the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to the consolidation of Eletropaulo in Brazil offset by declines at IPALCO in Indiana due to low wholesale electricity prices and EDC in Venezuela due primarily to devaluation of the Venezuelan Bolivar. The Company began consolidating Eletropaulo in February 2002 when control of the business was obtained. Please see Note 5 to the Consolidated Financial Statements for a complete description of the Eletropaulo swap transaction. If Eletropaulo had been consolidated during the comparable period in 2001, revenues compared to the prior period would have been lower due to rationing in Brazil in early 2002. Although rationing ended in February 2002 customer demand has not returned to the level it was prior to rationing. As customer demand builds, Eletropaulo believes it will experience benefits through increased revenues.

        Growth Distribution.    Growth distribution revenues decreased for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to decreases in South America and the Caribbean offset by increases in Europe/Africa. South America revenues decreased due to the impact of the devaluation of the Argentine Peso at Eden-Edes and Edelap, as well as due to the provision for the Brazilian regulatory decision at Sul. During the second quarter of 2002, ANEEL announced an order to retroactively change the calculation methods of the Wholesale Energy Markets ("MAE"). As a result the company recorded a provision for the Brazilian regulatory decision at Sul of approximately $146 million against revenues. The Caribbean decreased due to lower revenues in El Salvador. Increases in Europe/Africa are due to the acquisitions of Sonel in Cameroon and Kievoblenergo and Rivnooblenergo in the Ukraine as well as improvements at Telasi in Georgia.

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	% Change
Contract Generation:
North America	612	555	10%
South America	565	614	(8%	)
Caribbean*	113	166	(32%	)
Europe/Africa	278	227	22%
Asia	327	332	(2%	)

Total Contract Generation	$1,895	$1,894	—

Competitive Supply:
North America	319	421	(24%	)
South America	72	127	(43%	)
Caribbean*	143	148	(3%	)
Europe/Africa	732	761	(4%	)
Asia	69	65	6%

Total Competitive Supply	$1,335	$1,522	(12%	)

Total Non-Regulated Revenues	$3,230	$3,416	(5%	)

*
Includes Venezuela and Colombia

        Non-regulated revenues.    Non-regulated revenues decreased for the nine months ended September 30, 2002 compared to the same period in 2001 mainly due to reductions in competitive supply revenues. Non-regulated revenues will continue to be impacted by weather and market prices for electricity in the U.K. and the Northeastern U.S. Excluding businesses acquired or that commenced operations in 2002 or 2001, non-regulated revenues decreased 11% to $2.90 billion for the nine months ended September 30, 2002.

        Contract Generation.    Contract generation revenues remained fairly constant for the nine months ended September 30, 2002 compared to the same period in 2001. Increases in contract generation revenues for the nine months ended September 30, 2002 in North America and Europe/Africa were offset by declines in South America, the Caribbean and Asia. North America revenues increased mainly due to the start of operations at Ironwood in Pennsylvania, Red Oak in New Jersey, increased revenues from Warrior Run in Maryland and the acquisition of Mendota in California and Hemphill in New Hampshire as part of the Thermoecotek acquisition offset by declines at Southland in California. South America revenues decreased mainly due to declines at the Gener plants in Chile and Tiete and Uruguaiana in Brazil. Caribbean revenues decreased due to lower revenues from Los Mina in the Dominican Republic and Merida III in Mexico. Europe/Africa revenues increased due to the acquisition of Ebute in Nigeria, Kelvin in South Africa (95% ownership interest) and Bohemia in the Czech Republic and improved operations at Tisza in Hungary offset by lower revenues from Kilroot in Northern Ireland, which experienced an outage in the second quarter of 2002. Asia revenues decreased due to lower revenues from Ecogen in Australia due to milder weather in the first quarter of 2002 causing the plant to be dispatched less frequently than in 2001 offset by higher revenues from Haripur in Bangladesh and Jiaozuo in China.

        Competitive Supply.    Competitive supply revenues decreased for the nine months ended September 30, 2002 compared to the same period in 2001 due to decreases in all geographic regions except for Asia. North America revenues declined in the Northeastern U.S. due to approximately 31% lower market prices combined with a decline in demand of approximately 4% and in California due to mild weather offset by additional revenue associated with the acquisition of Delano in California. South America revenues decreased primarily due to the devaluation of the Argentine Peso in January 2002 offset slightly by the start of operations at Parana in Argentina. Caribbean revenues declined due to declines at Colombia I and Panama offset by an increase at Chivor in Colombia. Europe/Africa revenues declined due to a 27% decline in merchant energy prices in the UK that was driven by mild weather conditions, increased competition and the significant over-capacity (approximately 30%) that exists in the U.K. generation market and reduced revenues from the closure of Belfast West in Northern Ireland offset slightly by the acquisition of Ottana in Italy. Asia revenues increased primarily due to the acquisition of Maikubin, a coal mine in Kazakhstan which supplies coal to Ekibastuz.

GROSS MARGIN

	Nine Months Ended September 30, 2002	% of Revenue		Nine Months Ended September 30, 2001	% of Revenue		% Change
Large Utilities:
North America	238	38%		229	35%		4%
South America	215	17%		(11)	—		NM**
Caribbean*	163	33%		266	42%		(39%	)

Total Large Utilities	$616	26%		$484	38%		27%

Growth Distribution:
South America	(35)	(18%	)	145	28%		(124%	)
Caribbean*	44	11%		17	3%		159%
Europe/Africa	28	11%		(29)	(28%	)	NM
Asia	(3)	—		(10)	—		70%

Total Growth Distribution	$34	4%		$123	11%		(72%	)

Total Regulated Gross Margin	$650	20%		$607	25%		7%

*
Includes Venezuela and Colombia
**
Not Meaningful

        Regulated gross margin.    Regulated gross margin increased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase in regulated gross margin is due to an increase in large utilities offset by a decline in growth distribution. Regulated gross margin as a percentage of revenues decreased to 20% for the nine months ended September 30, 2002 from 25% for the nine months ended September 30, 2001. Excluding businesses acquired or that commenced operations in 2002 or 2001, regulated gross margin decreased 34% to $411 million for the nine months ended September 30, 2002.

        Large Utilities.    Large utilities gross margin increased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The large utilities gross margin as a percentage of revenues decreased to 26% for the nine months ended September 30, 2002 from 38% for the nine months ended September 30, 2001. The North America gross margin increased due to an increased contribution from IPALCO. The South America gross margin was $215 million and consisted entirely of Eletropaulo. The Caribbean gross margin decreased due to the devaluation of the Venezuelan Bolivar and its impact on EDC.

        As of December 31, 2001, Eletropaulo's defined benefit plan, when combined with the other defined benefit plans of the Company's subsidiaries, represents approximately 70% of the total pension cost and benefit obligation and approximately 55% of the combined plan assets. Given the size of Eletropaulo's plan, changes in the market conditions in Brazil that result in changes to Eletropaulo's plan assumptions could have a significant impact on the Company's results of operations or financial position. Although a change in the underlying assumptions used in the actuarial valuation of the plan is not anticipated, if the discount rate were to increase by 2% and the assumed rate of compensation increase was to decrease by 1%, the benefit obligation would decrease by approximately $327 million and the annual pension cost would decrease by approximately $17 million.

        Growth Distribution.    Growth distribution gross margin decreased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. South America gross margin decreased primarily due to the devaluation of the Argentine Peso and the reduction in gross margin from Sul due to the provision for the Brazilian Regulatory decision. Caribbean gross margin increased due primarily to increased contributions from Ede Este in the Dominican Republic. Europe/Africa gross margin increased due to operational improvements at Telasi in Georgia and the acquisitions of Kievoblenergo and Rivnooblenergo in the Ukraine. Asia gross margin increased due to the change in the method of accounting for CESCO. CESCO was previously consolidated but was changed to equity method accounting in the third quarter of 2001 when the Company was removed from management and lost operational control.

	Nine Months Ended September 30, 2002	% of Revenue	Nine Months Ended September 30, 2001	% of Revenue	% Change
Contract Generation:
North America	312	51%	273	49%	14%
South America	212	37%	87	14%	144%
Caribbean	18	16%	20	12%	(10%	)
Europe/Africa	86	31%	58	26%	48%
Asia	143	44%	125	37%	14%

Total Contract Generation	$771	41%	$563	30%	37%

Competitive Supply:
North America	58	18%	130	31%	(55%	)
South America	8	12%	32	25%	(75%	)
Caribbean	52	36%	42	28%	24%
Europe/Africa	165	23%	170	22%	(3%	)
Asia	12	17%	11	17%	9%

Total Competitive Supply	$295	22%	$385	25%	(23%	)

Total Non-Regulated Gross Margin	$1,066	33%	$948	28%	12%

        Non-regulated gross margin.    Non-regulated gross margin increased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Non-regulated gross margin as a percentage of revenues increased to 33% for the nine months ended September 30, 2002 from 28% for the nine months ended September 30, 2001. The increase in non-regulated gross margin is due to an increased margin in contract generation offset by a decline in competitive supply. Excluding businesses acquired or that commenced operations in 2002 or 2001, non-regulated gross margin increased 8% to $981 million for the nine months ended September 30, 2002.

        Contract generation gross margin increased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Contract generation gross margin as a percentage of revenues increased to 41% for the nine months ended September 30, 2002 from 30% for the nine months ended September 30, 2001. Gross margin increased in all geographic regions except the Caribbean where it remained fairly constant. North America gross margin increased due to the start of commercial operations at Ironwood in Pennsylvania, Red Oak in New Jersey and improvements at Warrior Run in Maryland. South America gross margin increased due to increases at Gener, Tiete and Uruguaiana. Europe/Africa gross margin increased mainly due to the acquisition of Ebute in Nigeria and improvements at Kilroot in Northern Ireland and Tisza II in Hungary. Asia gross margin increased mainly due to increased contribution from Jiaozuo in China.

        Competitive supply gross margin decreased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Competitive supply gross margin as a percentage of revenues decreased to 22% for the nine months ended September 30, 2002 from 25% for the nine months ended September 30, 2001. Decreases in North America, South America and Europe/Africa gross margins were offset slightly by increases from the Caribbean. Asia gross margin remained fairly constant. North America gross margin decreased mainly due to the lower energy prices in New York and due to milder weather in California. South America gross margin decreased mainly due to the devaluation of the Peso in Argentina. Caribbean gross margin increased mainly due to increases from Panama and Chivor in Colombia. Europe/Africa gross margin decreased mainly due to lower energy prices in the U.K.

        Selling, general and administrative expenses.    SG&A expenses decreased $5 million, or 7%, to $68 million for the nine months ended September 30, 2002 from $73 million for the nine months ended September 30, 2001. SG&A as a percentage of revenues remained constant at 1% for the nine months ended September 30, 2002 and 2001. The overall decrease in SG&A for the nine months ended September 30, 2002 is due to the company's increased focus on cost cutting.

        Interest expense.    Interest expense increased $344 million, or 29%, to $1.52 billion for the nine months ended September 30, 2002 from $1.18 billion for the nine months ended September 30, 2001. Interest expense as a percentage of revenues was 23% for the nine months ended September 30, 2002 and 20% for the nine months ended September 30, 2001. Overall interest expense increased primarily due to the consolidation of Eletropaulo in February 2002, issuance of senior secured notes at IPALCO, interest expense from new businesses, as well as additional corporate interest costs arising from the issuance of senior debt over the past twelve months to finance new investments and due to a higher outstanding balance during 2002 on the Company's revolving loan. The Company expects to refinance a significant amount of debt that is expected to mature in 2003. The terms are unlikely to be as favorable as the current terms, and therefore, the amount of interest expense recorded in future periods is expected to increase.

        Interest income.    Interest income increased $84 million, or 54%, to $239 million for the nine months ended September 30, 2002 from $155 million for the nine months ended September 30, 2001. Interest income as a percentage of revenues was 4% for the nine months ended September 30, 2002 compared to 3% for the nine months ended September 30, 2001. The increase in interest income for the nine months ended September 30, 2002 is due to the consolidation of Eletropaulo offset by a decline in interest income from Thames due to the payment of the contract receivable.

        Other income (expense), net.    Other income increased $136 million to $159 million for the nine months ended September 30, 2002 from $23 million for the nine months ended September 30, 2001. The increase in other income for the nine months is due primarily to marked-to-market gains on commodity derivatives. The overall change for the nine months ended September 30, 2002 is due primarily to a change in the accounting for a gas contract at our Barry plant in the U.K. The contract was previously exempted from SFAS No. 133 under the normal purchases and normal sales exemption. In the first quarter of 2002, the contract was amended to allow the business to also resell the gas it receives. Because of this amendment, the contract is no longer exempted from being marked to market under SFAS No. 133 and as a result the contract was valued in the first quarter as an asset and a corresponding gain was recorded. The valuation was performed using current forward gas price quotes and current market data for other contract variables. The forward curve used to value the contract includes certain assumptions, including projections of future gas prices in periods where future prices are not quoted. Fluctuations in market prices and their impact on the assumptions will cause the value of the contracts to change. Such fluctuations could increase the volatility of the Company's reported results of operations. Additionally a gain of approximately $23 million is included for the nine months ended September 30, 2002 for extinguishments of debt in exchange for equity.

        Foreign currency transaction losses.    Foreign currency transaction losses increased $433 million to $435 million for the nine months ended September 30, 2002 from $2 million for the nine months ended September 30, 2001. Foreign currency transaction losses increased primarily due to a 56% devaluation in the Argentine Peso from 1.65 at December 31, 2001 to 3.74 at September 30, 2002, which resulted in $236 million of foreign currency transaction losses for the nine months ended September 30, 2002.

Additionally, a 38% devaluation occurred in the Brazilian Real during the first nine months of 2002. The Brazilian Real declined from 2.41 at December 31, 2001 to 3.89 at September 30, 2002. As a result of the devaluation, the Company recorded foreign currency losses of $388 million for the nine months ended September 30, 2002. These decreases were offset by $198 million of foreign currency transaction gains recorded at EDC for the nine months ended September 30, 2002 due to a 49% devaluation of the Venezuelan Bolivar from 758 at December 31, 2001 to 1474 at September 30, 2002. EDC uses the U.S. Dollar as its functional currency but a portion of its debt is denominated in the Venezuelan Bolivar.

        Equity in pre-tax (losses) earnings of affiliates.    Equity in earnings of affiliates decreased $90 million, or 71%, to $36 million for the nine months ended September 30, 2002 from $126 million for the nine months ended September 30, 2001. Equity in earnings of affiliates declined for the nine months ended September 30, 2002 primarily due to the completion of the swap in February 2002 and the consolidation of Eletropaulo. Lower contributions from CEMIG due to the devaluation of the Brazilian Real also contributed to the decrease. Foreign currency transaction losses of $104 million and $285 million for the nine months ended September 30, 2002 and 2001, respectively were included in equity in earnings of affiliates due to the devaluation of the Brazilian Real during both periods.

        Loss on sale or write-down of investments.    In the second quarter of 2002, the Company recorded an impairment charge of $45 million on an equity method investment in a telecommunications company in Latin America and a loss on the sale of an equity method investment in a telecommunications company in Latin America of approximately $14 million. In the first quarter of 2002, a subsidiary of the Company sold an available-for-sale security resulting in gross proceeds of $92 million. The realized loss on the sale was $57 million. Approximately $48 million of the loss related to recognition of previously unrealized losses, which had been recorded in other comprehensive income. As a result of the difficulties facing CEMIG described above under "Brazil-CEMG", the Company may be required to write off all or a portion of our investment in CEMIG.

        Severance and transaction costs.    During the first and third quarter of 2001, the Company incurred approximately $94 and $37 million, respectively, of transaction and contractual severance costs related to the acquisition of IPALCO.

        Income taxes.    Income taxes (including income taxes on equity in earnings) on continuing operations decreased $99 million to $42 million for the nine months ended September 30, 2002 from $141 million for the nine months ended September 30, 2001. The Company's effective tax rate was 233% for the nine months ended September 30, 2002 and 35% for the nine months ended September 30, 2001. The change in the effective tax rate for the nine months ended September 30, 2002 is due to the company incurring losses on the sale of investments and foreign currency losses for which a tax benefit could not be recognized partially or in its entirety.

        Minority interest.    Minority interest changed by $76 million to a benefit of $11 million for the nine months ended September 30, 2002 from an expense of $65 million for the nine months ended September 30, 2001. Competitive supply minority interest changed by $73 million to a benefit of $66 million for the nine months ended September 30, 2002 from an expense of $7 million for the nine months ended September 30, 2001. The change in competitive supply minority interest is due to sharing of losses that resulted from the devaluation of the Argentine peso with minority shareholders. Contract generation minority interest increased $33 million to an expense of $41 million for the nine months ended September 30, 2002 from $8 million for the nine months ended September 30, 2001. The change is due to the sharing of earnings by the minority partners of Tiete in Brazil. Large utilities minority interest decreased $40 million to an expense of $7 million for the nine months ended September 30, 2002 from $47 million for the nine months ended September 30, 2001. The change is mainly due to the sharing of losses that resulted from the devaluation of the Brazilian Real with the minority shareholders at Eletropaulo and at Southern Electric Brazil Participacoes LTDA, a holding company of

CEMIG. The change in large utilities minority interest would have been substantially higher however, the minority interest in Eletropaulo was reduced to zero during the third quarter of 2002 and the Company began picking up all of the losses due to the Brazilian Real devaluation. Growth distribution minority interest changed by $4 million to an expense of $6 million for the nine months ended September 30, 2002 from $2 million for the nine months ended September 30, 2002. The change in growth distribution minority interest is mainly due to the deconsolidation of CESCO.

        Income from continuing operations.    Income from continuing operations decreased $291 million to a loss of $24 million for the nine months ended September 30, 2002 from $267 million for the nine months ended September 30, 2001. Increases in gross margin from contract generation and large utilities along with increased marked-to-market gains on commodity derivatives were offset by decreases in the gross margin from competitive supply, higher interest expense, increased foreign currency transaction losses, lower equity in earnings and losses on the sale or impairment of investments.

        Discontinued operations.    For the nine months ended September 30, 2002 and 2001, respectively, the Company recorded $373 million and $38 million of losses, net of tax. Results of operations for the nine months ended September 30, 2002 represented income of $106 million and the write-off from disposition was a loss of $434 million, net of tax. Eletronet, Cilcorp and Medina Valley which have been held for sale since June 30, 2002 and Termocandelaria which has been held for sale since December 31, 2001 are included in discontinued operations. Pursuant to SFAS No. 144, if any of these businesses are not sold or disposed of within one year of the date they were classified as discontinued operations they must be reclassified as continuing operations.

        Accounting change.    On April 1, 2002, the Company adopted Derivative Implementation Group ("DIG") Issue C-15 which established specific guidelines for certain contracts to be considered normal purchases and normal sales contracts. As a result of this adoption, the Company had two contracts which no longer qualified as normal purchases and normal sales contracts and were required to be treated as derivative instruments. The adoption of DIG Issue C-15, effective April 1, 2002, resulted in a cumulative increase to income of $127 million, net of income tax effects. The annual impairment testing date will be October 1st.

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

        Net income.    Net income decreased $972 million to a loss of $743 million for the nine months ended September 30, 2002 from income of $229 million for the nine months ended September 30, 2001. The decrease in net income for the nine months ended September 30, 2002 is due to a cumulative effect of accounting change for the goodwill write-off, increased interest expense, increased foreign currency losses due to devaluation in Brazil and Argentina, the loss on the sale and impairment of telecommunication investments and losses from discontinued operations offset by increased marked-to-market gains on commodity derivatives and income from the cumulative effect of accounting change from recording certain purchase and sale contracts as derivatives.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

General

Non-recourse project financing

        AES is a holding company that conducts its operations through subsidiaries. AES has, to the extent practicable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire its electric power plants, distribution companies and related assets. Non-recourse borrowings are substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company, and are generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At September 30, 2002, AES had $5.7 billion of recourse debt and $17.4 billion of non-recourse debt outstanding. Non-recourse debt by geographic region at September 30, 2002 was $4.3 billion for North America, $5.5 billion for South America, $3.2 for the Caribbean, $3.2 billion for Europe/Africa and $1.2 billion for Asia.

        The Company intends to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that the Company or its affiliates may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt financing may not be available or available on economically attractive terms. The inability of any of our subsidiaries that are under construction or that have near-term debt payment obligations to obtain non-recourse project financing may result in such subsidiary's insolvency and the loss of the Company's investment in such subsidiary. Additionally, the loss of a significant customer at any of our subsidiaries may result in the need to restructure the non-recourse project financing at that subsidiary, and the inability to successfully complete a restructuring of the non-recourse project financing may result in a loss of the Company's investment in such subsidiary.

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

        At September 30, 2002, AES had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $620 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $25 million as of September 30, 2002. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At September 30, 2002, such commitments to invest amounted to approximately $77 million (excluding those collateralized by letter-of-credit obligations).

        At September 30, 2002, the Company had $331 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 2.0% per annum on the outstanding amounts. In addition, the Company had $5 million in surety bonds outstanding at September 30, 2002.

Project level defaults

        While the lenders under AES's non-recourse project financings do not have direct recourse to the parent, defaults thereunder can still have important consequences for AES's results of operations and liquidity, including, without limitation:

  •
  Reducing AES's cash flows since the project subsidiary will typically be prohibited from distributing cash to AES during the pendancy of any default

  •
  Triggering AES's obligation to make payments under any financial guarantee, letter of credit or other credit support AES has provided to or on behalf of such subsidiary

  •
  Causing AES to record a loss in the event the subsidiary lender forecloses on the assets

  •
  In certain specified instances, triggering defaults in the parent's outstanding debt and trust preferred instruments. For example, the parent's revolving credit agreement and outstanding senior notes, senior subordinated notes, junior subordinated notes and trust preferred securities include events of default for certain bankruptcy related events involving certain subsidiaries, as defined in the parent's indebtedness agreements. AES Drax is a "material subsidiary" for certain bankruptcy related events of default and therefore certain bankruptcy events of AES Drax could result in a default under our corporate debt agreements. In addition, the parent's revolving credit agreement and senior subordinated notes include events of default related to judgment defaults and accelerations of outstanding debt of certain material subsidiaries, as defined in these agreements.

        At September 30, 2002, Eletropaulo in Brazil, Edelap, Eden/Edes, Parana and TermoAndes, all in Argentina, and Termocandelaria in Colombia were each in default under certain of their outstanding project indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $1.4 billion at September 30, 2002. All of the debt related to Termocandelaria has been recorded in current liabilities of discontinued operations in the accompanying consolidated balance sheets.

        None of the projects referred to above that are currently in default are owned by subsidiaries that meet the applicable definition of materiality in AES's corporate debt agreements in order for such defaults to trigger an event of default or permit an acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and result of operations, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby trigger an event of default and possible acceleration of the indebtedness under the AES parent company's revolving credit facility and senior subordinated notes.

        Please refer to Note 9 to the consolidated financial statements and to the sections entitled "Brazil" and "Venezuela" within this Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of project level defaults at our businesses in Brazil and Venezuela and the section entitled "United Kingdom" for additional discussion of potential project level defaults at our businesses in the U.K., particularly Drax .

Consolidated cash flow

        At September 30, 2002, cash and cash equivalents, totaled $975 million compared to $860 million at December 31, 2001. The $115 million increase resulted from the $1.182 billion provided by operating activities and the $343 million provided by financing activities offset by the $1.323 billion used for investing activities. The net source of cash from financing activities was primarily the result of project finance borrowings of $1.832 billion and revolver borrowings of $549 million offset, in part, by repayments of project finance borrowings and other coupon bearing securities of $2.011 billion. At

September 30, 2002, the Company had a consolidated net working capital deficit of $(3.217) billion compared to $(236) million at December 31, 2001. Excluding debt currently in default the consolidated net working capital deficit is $(1.787) billion. The deficit is caused by a total current portion of long-term debt of approximately $5.019 billion. The current portion of long-term debt includes $1.544 billion of recourse debt maturities of which the Company expects to refinance a significant portion. Current portion of non-recourse financings, excluding those amounts in default, was $2.045 billion, which consisted primarily of Eletropaulo, the intermediate holding companies that own the Company's investment in Eletropaulo and EDC. These businesses are currently undertaking initiatives to refinance their current debt obligations. There can be no assurance that these refinancings can be completed or will have terms as favorable as those currently in existence. There are some subsidiaries that issue short-term debt and commercial paper in the normal course of business and routinely refinance these obligations. The decrease in working capital is mainly due to the consolidation of Eletropaulo.

Parent operating cash flow

        The Company believes that parent operating cash flow is a useful measure of the cash flow available to the parent company to meet its liquidity needs. Parent operating cash flow is not a measure under generally accepted accounting principles ("GAAP") and should not be construed as an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP, or as an indicator of operating performance or as a measure of liquidity. Parent operating cash flow may differ from that, or similarly titled measures, used by other companies.

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

        Parent operating cash flow for the nine months ended September 30, 2002 is $846 million. The reconciliation between parent operating cash flow and the net cash provided by operating activities for the parent company is below:

Parent operating cash flow	$846
Less:
Cash received at qualifying holding companies	76

Net cash provided by operating activities of the parent	$770

        The net cash provided by operating activities of the parent company represents the operating cash flow of the AES parent company on an unconsolidated basis prepared using generally accepted accounting principles. The net cash provided by operating activities of the AES parent company and its consolidated subsidiaries was $1.182 billion for the nine months ended September 30, 2002.

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

        The parent Company's cash requirements through the end of 2002 are primarily to fund:

  •
  Principal repayments of debt

  •
  Interest and preferred dividends

  •
  Construction commitments

  •
  Other equity commitments

  •
  Taxes, and

  •
  Parent company overhead.

        The Company has announced the expected receipt of nearly $800 million in proceeds from asset sales during 2002 of which $240 million has been received and is pursuing up to an additional $1 billion from assets sales and equity issuances in the next 18 months. There can be no assurance as to the amount or timing of asset sales that the Company will be able to complete.

        In April 2002, the Company announced an agreement with Ameren Corporation to sell 100% of its ownership interest in CILCORP in a transaction valued at $1.4 billion including the assumption of debt and preferred stock at the closing (which was approximately $895 million as of September 30, 2002). Also included in the transaction is an agreement to sell AES Medina Valley Cogen. The transaction is expected to generate net proceeds of approximately $500 million, subject to certain closing adjustments, which approximates the book value of the Company's investment in the two businesses. The transaction is subject to regulatory approval by the Illinois Commerce Commission, the Federal Energy Regulatory Commission ("FERC"), the Securities and Exchange Commission ("SEC") and the expiration of the waiting period under the Hart-Scott-Rodino Anti-trust Improvement Act. On

August 30, 2002, AES and Ameren Corporation received a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Antitrust Improvements Act from the U.S. Department of Justice pertaining to the pending sale of CILCORP to Ameren. AES still expects the transaction to close in the first quarter of 2003. If such sale is delayed or does not occur, it would have a material adverse effect on our liquidity.

        During the third quarter of 2002, the Company closed on an agreement with the Constellation Energy Group to sell 100% of its ownership in AES NewEnergy for $260 million in cash, including $20 million in purchase price adjustments. The sale price approximated the Company's total investment in the business. Completion of the sale also provided for release of credit support currently being provided to support AES NewEnergy's operations in the form of parent guarantees and letters of credit.

        While AES believes that its sources of liquidity will be adequate to meet its needs through the remainder of 2002 and 2003, this belief is based on a number of material assumptions, including, without limitation, assumptions about the success of the Company's refinancing efforts described below and in Item 2—Strategic Initiatives—Refinancing, exchange rates, power market pool prices, the ability of its subsidiaries to pay dividends and the timing and amount of asset sale proceeds. In addition, there can be no assurance that these sources will be available when needed or that its actual cash requirements will not be greater than anticipated. The Company has approximately $1.8 billion of funded recourse debt and related commitments plus an additional $263 million of SELLS loans that mature before the end of 2003. The Company is currently attempting to refinance these obligations. Assuming the Company is successful, the terms of the refinancing are expected to be significantly less favorable than the terms of the debt being refinanced. There can be no assurance that the Company will be able to refinance all or a portion of its short-term obligations.

        Under the Company's current most restrictive debt covenant associated with its recourse debt agreements at September 30, 2002, the Company can experience further reductions of the balance of shareholders' equity, prior to considering the amount of accumulated other comprehensive loss, by approximately $1.6 billion and remain in compliance with such covenant.

        At September 30, 2002, the Company had approximately $384 million of cash at the parent and $5 million of availability under the $850 million revolver.

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

        The Company's subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences, however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $4.3 billion in cumulative foreign currency translation adjustment losses at September 30, 2002 reported in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Forward-looking statements

        Certain statements contained in this Form 10-Q are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date hereof. Forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "expects," "may," "intends," "will," "should" or "anticipates" or the negative forms or other variations of these terms or comparable terminology, or by discussions of strategy. Future results covered by the forward-looking statements may not be achieved. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant risks, uncertainties and other factors are discussed in the Company's 2001 financial statements, which are included in the Company's Annual Report on Form 10-K and Current Report on Form 8-K filed with the SEC on November 12, 2002, and you are urged to read these documents and carefully consider such factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The Company believes that there have been no material changes in exposure to market risks during the third quarter of 2002 compared with exposure set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14 (c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

        Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        See discussion of litigation and other proceedings in Part I, Note 9 to the consolidated financial statements which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

        In June and July 2002 we issued an aggregate of 7,952,033 shares of our common stock in exchange for $53,865,000 aggregate principal amount of our outstanding senior subordinated notes. The shares were issued without registration in reliance upon Section 3(a)(9) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

3.1	Sixth Amended and Restated Certificate of Incorporation of The AES Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001 filed on May 15, 2001).
3.2	By-Laws of The AES Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002).
4.1	There are numerous instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries, none of which exceeds ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any of such agreements to the Commission upon request.

        (b) Reports on Form 8-K.

    Registrant filed a Current Report on Form 8-K dated July 26, 2002, relating to results of operations for the quarter ended June 30, 2002.

    Registrant filed a Current Report on Form 8-K dated August 14, 2002, relating to the sworn statements pursuant to Securities and Exchange Commission Order No. 4-460 and written certifications required by the Sarbanes-Oxley Act of 2002.

    Registrant filed a Current Report on Form 8-K dated August 21, 2002, relating to the Drax Energy interest payment due August 30, 2002 to be paid by AES.

    Registrant filed a Current Report on Form 8-K dated September 3, 2002, relating to additional information under the Hart-Scott-Rodino Antitrust improvements Act pertaining to the pending sale of Cilcorp Inc.

    Registrant filed a Current Report on Form 8-K dated September 6, 2002, relating to the appointment of former World Bank Managing Director Sven Sandstrom to the AES Board and retirement of Robert Waterman.

    Registrant filed a Current report on Form 8-K dated September 18, 2002, relating to the sale of AES Greystone, LLC and its subsidiary to Jenaska Power Equipment, LLC.

    Registrant filed a Current Report on Form 8-K dated October 3, 2002, announcing certain refinancing efforts.

    Registrant filed a Current Report on Form 8-K dated October 24, 2002, relating to its results of operations for the quarter ending September 30, 2002.

    Registrant filed a Current Report on Form 8-K dated October 28, 2002, relating to certain refinancing efforts.

    Registrant filed a Current Report on Form 8-K dated October 31, 2002, relating to certain refinancing efforts.

    Registrant filed a Current Report on Form 8-K dated November 4, 2002, relating to certain refinancing efforts.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)
Date: November 12, 2002	By:	/s/ BARRY J. SHARP Name: Barry J. Sharp Title: Executive Vice President and Chief Financial Officer

Form of Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Paul T. Hanrahan, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The AES Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

c.
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ PAUL T. HANRAHAN Name: Paul T. Hanrahan Chief Executive Officer

Form of Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Barry J. Sharp, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The AES Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

c.
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ BARRY J. SHARP Name: Barry J. Sharp Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page

QuickLinks

THE AES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
THE AES CORPORATION CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (Unaudited)
THE AES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
THE AES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002 (unaudited)
  ITEM 2. Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Certifications
Form of Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
EXHIBIT INDEX