Form 10-Q
period 2003-03-31
AES CORPORATION
filed 2003-05-15
CIK 874761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

(703) 522-1315

(Registrant’s Telephone Number, Including Area Code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No ☐

                The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at May 1, 2003, was 569,651,299.

THE AES CORPORATION

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(in millions, except per share amounts)
Revenues:
Regulated	$1,035	$1,132
Non-regulated	1,188	1,069
Total revenues	2,223	2,201
Cost of sales:
Regulated	(838)	(818)
Non-regulated	(783)	(708)
Total cost of sales	(1,621)	(1,526)

Selling, general and administrative expenses	(29)	(28)
Interest expense	(582)	(436)
Interest income	84	46
Other expense	(32)	(11)
Other income	25	22
Loss on sale of investments	—	(57)
Foreign currency transaction gains (losses)	52	(70)
Equity in pre-tax earnings of affiliates	24	29
Income before income taxes and minority interest	144	170
Income tax expense	40	62
Minority interest in net income (losses) of subsidiaries	31	(10)

Income from continuing operations	73	118
Income from operations of discontinued businesses (net of income taxes of $6 and $31, respectively)	22	42

Income before cumulative effect of accounting change	95	160
Cumulative effect of accounting change (net of income taxes of $1 and $155, respectively)	(2)	(473)
Net income (loss)	$93	$(313)

Basic earnings per share:
Income from continuing operations	$0.13	$0.22
Discontinued operations	0.04	0.08
Cumulative effect of accounting change	—	(0.89)
Total	$0.17	$(0.59)

Diluted earnings per share:
Income from continuing operations	$0.13	$0.22
Discontinued operations	0.04	0.08
Cumulative effect of accounting change	—	(0.88)
Total	$0.17	$(0.58)

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

(Unaudited)

	March 31, 2003	December 31, 2002
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,163	$769
Restricted cash	206	160
Short-term investments	239	210
Accounts receivable, net of reserves of $385 and $424, respectively	1,140	1,119
Inventory	387	378
Receivable from affiliates	6	25
Deferred income taxes — current	124	130
Prepaid expenses	107	68
Other current assets	912	950
Current assets of discontinued operations and businesses held for sale	451	540
Total current assets	4,735	4,349
Property, plant and equipment:
Land	725	702
Electric generation and distribution assets	19,558	18,505
Accumulated depreciation and amortization	(4,267)	(4,070)
Construction in progress	2,620	3,222
Property, plant and equipment — net	18,636	18,359
Other assets:
Deferred financing costs — net	421	400
Project development costs	6	15
Investments in and advances to affiliates	695	678
Debt service reserves and other deposits	510	508
Goodwill — net	1,375	1,388
Deferred income taxes — noncurrent	979	939
Long-term assets of discontinued operations and businesses held for sale	3,748	5,856
Other assets	1,764	1,768
Total other assets	9,498	11,552
Total assets	$32,869	$34,260

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

(Unaudited)

	March 31, 2003	December 31, 2002
	($ in millions)
Liabilities & Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,153	$1,130
Accrued interest	495	362
Accrued and other liabilities	1,175	1,148
Current liabilities of discontinued operations and businesses held for sale	2,752	537
Recourse debt—current portion	26	26
Non-recourse debt—current portion	3,989	3,308
Total current liabilities	9,590	6,511

Long-term liabilities:
Non-recourse debt	10,030	10,550
Recourse debt	5,463	5,778
Deferred income taxes	957	981
Pension liabilities	1,193	1,166
Long-term liabilities of discontinued operations and businesses held for sale	1,371	5,202
Other long-term liabilities	2,625	2,617
Total long-term liabilities	21,639	26,294
Minority interest (including discontinued operations of $0 and $41, respectively)	806	818
Commitments and contingencies (Note 8)	—	—
Company-obligated Convertible Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of AES	978	978
Stockholders’ deficit:
Preferred stock	—	—
Common stock	6	6
Additional paid-in capital	5,349	5,312
Accumulated deficit	(606)	(700)
Accumulated other comprehensive loss	(4,893)	(4,959)
Total stockholders’ deficit	(144)	(341)
Total liabilities & stockholders’ deficit	$32,869	$34,260

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
	($ in millions)
Operating activities:
Net cash provided by operating activities	$446	$627

Investing activities:
Property additions	(265)	(653)
Proceeds from sales of interests in subsidiaries and assets, net of cash	585	35
Purchase of short-term investments, net	(23)	(221)
Proceeds from sale of available-for-sale securities	—	92
Affiliate advances and equity investments	—	(6)
(Increase) decrease in restricted cash	(85)	54
Debt service reserves and other assets	(13)	78
Other	(4)	—
Net cash provided by (used in) investing activities	195	(621)

Financing activities:
Borrowings under the revolving credit facilities, net	8	503
Issuance of non-recourse debt and other coupon bearing securities	269	347
Repayments of non-recourse debt and other coupon bearing securities	(493)	(478)
Payments for deferred financing costs	(15)	(2)
Contributions by minority interests, net	6	40
Net cash (used in) provided by financing activities	(225)	410
Effect of exchange rate changes on cash	(1)	(25)
Total increase in cash and cash equivalents	415	391
Increase in cash and cash equivalents of discontinued operations and businesses held for sale	(21)	(174)
Cash and cash equivalents, beginning	769	771
Cash and cash equivalents, ending	$1,163	$988

Supplemental disclosures:
Cash payments for interest — net of amounts capitalized	$381	$365
Cash payments for income taxes — net of refunds	23	2

Supplemental schedule of noncash investing and financing activities:
Liabilities consolidated in Eletropaulo transaction	$—	$4,907
Common stock issued for debt retirement	23	—

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

1.             Basis of Presentation

The consolidated financial statements include the accounts of The AES Corporation, its subsidiaries and controlled affiliates (the “Company” or “AES”). Intercompany transactions and balances have been eliminated. Investments, in which the Company has the ability to exercise significant influence but not control, are accounted for using the equity method.

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2003 and 2002, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements, which are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications have been made to prior-period amounts to conform to the 2003 presentation.

2.             Foreign Currency Translation

A business’s functional currency is the currency of the primary economic environment in which the business operates and is generally the currency in which the business generates and expends cash. Subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The translation differences that result from this process, and gains and losses on intercompany foreign currency transactions which are long-term in nature, and which the Company does not intend to settle in the foreseeable future, are shown in accumulated other comprehensive loss in the stockholders’ deficit section of the balance sheet. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in determining net income.

During the first quarter of 2003, the Brazilian real relative to the U.S. dollar, appreciated from 3.53 at December 31, 2002 to 3.35 at March 31, 2003.  This appreciation resulted in foreign currency translation and transaction gains during the first quarter of 2003.  The Company recorded non-cash foreign currency transaction gains at its Brazilian affiliates of approximately $33 million before income taxes during the first quarter of 2003.

During the first quarter of 2003, the Argentine peso relative to the U.S. dollar, appreciated from 3.32 at December 31, 2002 to 2.94 at March 31, 2003.  This appreciation resulted in foreign currency transaction gains during the first quarter of 2003.  The Company recorded non-cash foreign currency transaction gains at its Argentine affiliates of approximately $37 million before income taxes during the first quarter of 2003.

The political environment and economy in Venezuela continue to be in a state of crisis. The economy has suffered from falling oil revenues, capital flight and a decline in foreign reserves. The country is experiencing negative GDP growth, high unemployment, significant foreign currency fluctuations and political instability. Beginning December 2, 2002, Venezuela experienced a forty-five day nationwide general strike that affected a significant portion of the Venezuelan economy, including the city of Caracas and the oil industry.  In February 2002, the Venezuelan Government decided not to continue support of the Venezuelan currency.  As a result, the Venezuelan bolivar experienced significant devaluation relative to the U.S. dollar throughout 2002 and during the first quarter of 2003. As a result of this decision by the Venezuelan government, the U.S. dollar to Venezuelan bolivar exchange rate floated as high as 1,853.

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

In a Resolution passed on April 14, 2003, CADIVI published a list of import duty codes identifying goods that have been approved for foreign currency purchases by registered companies.  On April 28, 2003, CADIVI notified EDC that its registration to import such goods had been approved. On April 22, 2003, CADIVI published the general procedures regarding the acquisition of foreign currency for payments of external debt entered into by private companies prior to January 22, 2003.

During the first quarter of 2003, the Venezuelan bolivar continued to devalue relative to the U.S. dollar, declining from 1,403 at December 31, 2002 to 1,600 at March 31, 2003.  EDC uses the U.S. dollar as its functional currency. A portion of its debt is denominated in the Venezuelan bolivar, and as of March 31, 2003, EDC had net Venezuelan bolivar monetary liabilities thereby creating foreign currency gains when the Venezuelan bolivar devalues. The Company recorded foreign currency transaction gains at its Venezuelan affiliates of approximately $9 million before income taxes during the first quarter of 2003.

During the first quarter of 2003, the Company also experienced net foreign currency losses of $27 million at its businesses outside of Brazil, Argentina and Venezuela, which included losses of $23 million at businesses located in the Dominican Republic.

3.             Earnings Per Share

Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” ($ in millions, except per share amounts).

	Quarter Ended March 31,
	2003			2002
	Net Income	Weighted Average Shares	EPS	Net Income	Weighted Average Shares	EPS
Basic earnings per share:
Income from continuing operations	$73	561	$0.13	$118	534	$0.22
Effect of assumed conversion of dilutive securities:
Options and warrants	—	—	—	—	2	—
Deferred compensation plan	—	—	—	—	—	—
Debt securities	—	—	—	—	5	—
Interest savings from conversion of debt securities	—	—	—	1		—
Dilutive earnings per share:	$73	561	$0.13	$119	541	$0.22

There were approximately 32,074,505 and 27,130,889 options outstanding at March 31, 2003 and 2002, respectively, which were omitted from the earnings per share calculation because they were antidilutive.  All term convertible preferred securities (“Tecons”) and convertible debt were also omitted from the earnings per share calculation at March 31, 2003 and 2002 because they were antidilutive.

4.             Discontinued Operations

During the first quarter of 2003, after exploring several strategic options related to AES Barry, AES committed to a plan to sell its ownership in this business and has classified it as available for sale.  AES Barry was previously reported in the competitive supply segment.

In March 2003 AES reached an agreement to sell 100% of its ownership interest in both AES Haripur Private Ltd. and AES Meghnaghat Ltd., both generation businesses in Bangladesh, to CDC Globeleq.  The aggregate transaction is valued at $437 million, which includes cash and assumed project debt of $310 million.  The transaction equates to an equity purchase price of $127 million, which is subject to purchase price adjustments at the time of the financial close.  Completion of the sales transactions is subject to certain conditions, including government and lender approvals.  These two businesses were previously reported in the contract generation segment.

In April 2002, AES reached an agreement to sell 100 percent of its ownership interest in CILCORP, a utility holding company whose largest subsidiary is Central Illinois Light Company (“CILCO”), to Ameren Corporation in a transaction valued at $1.4 billion including the assumption of debt and preferred stock at the closing. During the year ended December 31, 2002, a pre-tax goodwill impairment expense of approximately $104 million was recorded to reduce the carrying amount of the Company’s investment to its estimated fair market value. The goodwill was considered impaired since the current fair market value of the business was less than its carrying value. The fair market value of AES’s investment in CILCORP was estimated using the expected sale price under the related sales agreement. The transaction also includes an agreement to sell AES Medina Valley Cogen, a gas-fired cogeneration facility located in CILCO’s service territory. The sale of CILCORP by AES was required under the Public Utility Holding Company Act (PUHCA) when AES merged with IPALCO, a regulated utility in Indianapolis, Indiana in March 2001. The transaction closed in January 2003, and generated approximately $500 million in cash proceeds, net of transaction expenses and subject to certain post-closing adjustments. CILCORP was previously reported in the large utilities segment.

In December 2002, AES reached an agreement to sell 100 percent of its ownership interest in both AES Mt. Stuart and AES Ecogen, both generation businesses in Australia, to Origin Energy Limited and to a consortium of Babcock & Brown and Prime Infrastructure Group, respectively. The total sales price for both businesses was approximately $171 million. The sale of AES Mt. Stuart closed in January 2003 and resulted in a loss on sale of approximately $2 million after tax. The sale of AES Ecogen closed in February 2003 and resulted in a gain on sale of approximately $23 million after tax. AES Mt. Stuart and AES Ecogen were previously reported in the contract generation segment.

In December 2002, AES reached an agreement to sell 100 percent of its ownership interests in Songas Limited (“Songas”) and AES Kelvin Power (Pty.) Ltd. (“AES Kelvin”) to CDC Globeleq for approximately $337 million, which includes the assumption of project debt. The sale of AES Kelvin closed in March 2003, and the sale of Songas closed in April 2003.  Both Songas and AES Kelvin were previously reported in the contract generation segment.

In December 2002, AES classified its investment in Mountainview as held for sale. In the fourth quarter of 2002, the Company recorded a pre-tax impairment charge of $415 million ($270 million after-tax) to reduce the carrying value of Mountainview’s assets to estimated realizable value in accordance with SFAS No. 144. The determination of the realizable value was based on available market information obtained through discussions with potential buyers. In January 2003, the Company entered into an agreement to sell Mountainview for $30 million with another $20 million payment contingent on the achievement of project specific milestones. The transaction closed in March 2003 and resulted in a gain on sale of approximately $4 million after tax. Mountainview was previously reported in the competitive supply segment.

All of the business components discussed above are classified as discontinued operations in the accompanying consolidated statements of operations. Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date. The revenues associated with the discontinued operations were $146 million and $529 million for the three months ended March 31, 2003 and 2002, respectively. The pretax income (loss) associated with the discontinued operations were $29 million and $119 million for the three months ended March 31, 2003 and 2002, respectively.

The loss on disposal and impairment write-downs for those businesses sold or held for sale, net of tax associated with the discontinued operations, was $15 million for the three months ended March 31, 2003 and $33 million for the three months ended March 31, 2002.

The assets and liabilities associated with the discontinued operations and assets held for sale are segregated on the consolidated balance sheets at March 31, 2003 and December 31, 2002. The carrying amount of major asset and liability classifications for businesses recorded as discontinued operations and held for sale are as follows:

	March 31, 2003	December 31, 2002
	(in millions)
ASSETS:
Cash	$199	$141
Short-term investments	—	1
Accounts receivable, net	110	202
Inventory	42	121
Property, plant and equipment	3,286	4,659
Other assets	562	1,272
Total assets	$4,199	$6,396

LIABILITIES:
Accounts payable	$16	$113
Current portion of long-term debt	2,520	177
Long-term debt	269	3,620
Other liabilities	1,318	1,830
Total liabilities	$4,123	$5,740

5.             Other Asset Sales

During March 2003, the Company announced an agreement to sell an approximately 32% ownership interest in AES Oasis Limited (“AES Oasis”). AES Oasis is a newly created company that will own two electric generation development projects and desalination plants in Oman and Qatar (AES Barka and AES Ras Laffan, respectively), the oil-fired generating facilities, AES LalPir and AES PakGen in Pakistan, as well as future power projects in the Middle East. AES expects this sale to close in the second or third quarter of 2003. Completion of the AES Oasis transaction is subject to certain conditions, including government and lender approvals. At the time of closing, AES will receive cash proceeds of approximately $150 million.

6.             Investments in and Advances to Affiliates

The Company records its share of earnings from its equity investees on a pre-tax basis. The Company’s share of the investee’s income taxes is recorded in income tax expense.

In August 2000, a subsidiary of the Company acquired a 49% interest in Songas Limited (“Songas”) for approximately $40 million. The Company acquired an additional 16.79% of Songas for approximately $12.5 million, and the Company began consolidating this entity in 2002. Songas owns the Songo Songo Gas-to-Electricity Project in Tanzania. In December 2002, the Company signed a Sales Purchase Agreement to sell Songas. The sale of Songas closed in April 2003.

The following tables present summarized comparative financial information (in millions) for the Company’s investments in 50% or less owned investments accounted for using the equity method.  The results of operations of Eletropaulo

Metropolitana Electricidade de Sao Paulo S.A. (“Eletropaulo”) and Light Servicos de Electricidade S.A. (“Light”) are included in the tables for January 2002 since AES acquired a controlling interest in Eletropaulo and began consolidating the subsidiary in February 2002.

	Quarters Ended March 31,
	2003	2002
Revenues	$578	$911
Operating income	174	203
Net income	71	69

	March 31, 2003	December 31, 2002
Current assets	$1,144	$1,097
Noncurrent assets	6,615	6,751
Current liabilities	1,419	1,418
Long-term liabilities	3,391	3,349
Stockholders’ equity	2,949	3,081

Relevant equity ownership percentages for our investments are presented below:

Affiliate	Country	March 31, 2003	December 31, 2002
CEMIG	Brazil	21.62%	21.62%
Chigen affiliates	China	30.00	30.00
EDC affiliates	Venezuela	45.00	45.00
Elsta	Netherlands	50.00	50.00
Gener affiliates	Chile	50.00	50.00
Itabo	Dominican Republic	25.00	25.00
Kingston Cogen Ltd	Canada	50.00	50.00
Medway Power, Ltd	United Kingdom	25.00	25.00
OPGC	India	49.00	49.00

7.             Other Income (Expense)

The components of other income are summarized as follows (in millions):

	For the three months ended
	March 31, 2003	March 31, 2002
Marked-to-market gain on commodity derivatives	$—	$6
Gain on extinguishment of liabilities	15	7
Legal dispute settlement	5	—
Gain on sale of assets	1	4
Other non-operating income	4	5
	$25	$22

The components of other expense are summarized as follows (in millions):

	For the three months ended
	March 31, 2003	March 31, 2002
Loss on sale of assets	$(8)	$(9)
Marked-to-market loss on commodity derivatives	(15)	—
Legal dispute settlement	(5)	—
Other non-operating expenses	(4)	(2)
	$(32)	$(11)

Also in the first quarter of 2002, EDC sold an available-for-sale security resulting in proceeds of $92 million. The realized loss on the sale was $57 million. Approximately $48 million of the loss related to recognition of previously unrealized losses.

8.             Commitments, Contingencies and Risks

                                                Project level defaults

As reported in our Annual Report on Form 10-K for the year ended December 31, 2002, Eletropaulo in Brazil and Edelap, Eden/Edes, Parana and TermoAndes, all in Argentina, are still in default. During the first quarter of 2003, CEMIG and Sul in Brazil, and Drax and Barry in the United Kingdom each went into default on its outstanding debt.  The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $4.4 billion at March 31, 2003.  In addition, during April 2003, AES Cayman Guaiba went into default on its $300 million syndicated loan.  See Note 13 “Subsequent Events”.

None of the AES subsidiaries in default on their non-recourse project financings at March 31, 2003 are material subsidiaries as defined in the parent’s indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent’s revolving credit agreement or other outstanding indebtedness or the SELLS loans referred to in our Annual Report on Form 10-K, nor are they expected to otherwise have a material adverse effect on the Company’s results of operations or financial condition.

                                                Contingencies

At March 31, 2003, the Company had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $629 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $25 million as of March 31, 2003. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At March 31, 2003, such commitments to invest amounted to approximately $51 million (excluding those collateralized by letter-of-credit obligations).

At March 31, 2003, the Company had $193 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 6.75% per annum on the outstanding amounts. In addition, the Company had $3 million in surety bonds outstanding at March 31, 2003.

                                                Environmental

In May 2000, the New York State Department of Environmental Conservation (“DEC”) issued a NOV to NYSEG for violations of the Federal Clean Air Act and the New York Environmental Conservation Law at the Greenidge and Westover plants related to NYSEG’s alleged failure to undergo an air permitting review prior to making repairs and improvements during the 1980s and 1990s. Pursuant to the agreement relating to the acquisition of the plants from NYSEG, AES Eastern Energy agreed with NYSEG that AES Eastern Energy will assume responsibility for the NOV, subject to a reservation of AES Eastern Energy’s right to assert any applicable exception to its contractual undertaking to assume pre-existing environmental liabilities. The Company believes it has meritorious defenses to any actions asserted against it and expects to vigorously defend itself against the allegations; however, the NOV issued by the DEC, and any additional enforcement actions that might be brought by the New York State Attorney General, the DEC or the U.S. Environmental Protection Agency (“EPA”), against the Somerset, Cayuga, Greenidge or Westover plants, might result in the imposition of penalties and might require further emission reductions at those plants. In addition to the NOV, the DEC alleged, after our acquisition of the Cayuga, Westover, Greenidge, Hickling and Jennison plants from NYSEG in May 1999, air permit violations at each of those plants. Specifically, DEC has alleged exceedences of the opacity emissions limitations at these plants. With respect to pre-May 1999 and post-May 1999 violations, respectively, DEC has notified NYSEG, on the one hand, and AES, on the other, of their respective liability for such alleged violations. To remediate these alleged violations, DEC has proposed that each of AES and NYSEG pay fines and penalties in excess of $100,000. Resolution of this matter could also require AES to install additional pollution control technology at these plants. NYSEG has asserted a claim against AES for indemnification against all penalties and other related costs arising out of DEC’s allegations. However, no formal consent order has been issued by the DEC.

On April 25, 2003, a fuel oil spill occurred at a facility owned by AES Panama SA (AES Panama) which may have led to the contamination of a nearby river.  AES Panama immediately began clean up efforts once the spill was detected, and is currently working with an environmental consultant to evaluate the effectiveness of the clean up, to determine if more action is required, and to assess the extent of any environmental damage caused by the spill.  AES Panama has cooperated fully with the investigating authorities.  On May 7, 2003, the National Environmental Authority of Panama (ANAM) announced that it was fining AES Panama $250,000 for the spill and requiring a report on the clean-up actions and new operational controls to be put in place to ensure that such an incident does not occur in the future.

The Company’s generating plants are subject to emission regulations. The regulations may result in increased operating costs or the purchase of additional pollution control equipment if emission levels are exceeded.

The Company reviews its obligations as it relates to compliance with environmental laws, including site restoration and remediation. Although AES is not aware of any costs of complying with environmental laws and regulations which would reasonably be expected to result in a material adverse effect on its business, consolidated financial position or results of operations except as described above, there can be no assurance that AES will not be required to incur material compliance costs in the future.

                                                Litigation

In September 1999, a judge in the Brazilian appellate state court of Minas Gerais granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric do Brasil Participacoes Ltda. (“SEB”) and the state of Minas Gerais concerning CEMIG.  This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (the “Special Rights”). The temporary injunction was granted pending determination by the lower state court of whether the shareholders’ agreement could grant SEB the Special Rights. In October 1999, the full state appellate court upheld the temporary injunction. In March 2000, the lower state court in Minas Gerais ruled on the merits of the case, holding that the shareholders’ agreement was invalid where it purported to grant SEB the Special Rights. In August 2001, the state appellate court denied an appeal of the merits decision, and extended the injunction. In October 2001, SEB filed two appeals against the decision on the merits of the state appellate court, one to the Federal Superior Court and the other to the Supreme Court of Justice. The state appellate court denied access of these two appeals to the higher courts, and in August 2002, SEB filed two interlocutory appeals against such decision, one directed to the Federal Superior Court and the other to the Supreme Court of Justice. These appeals continue to be pending. SEB intends to vigorously pursue by all legal means a restoration of the value of its investment in CEMIG. However, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit the SEB’s influence on the daily operation of CEMIG.

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

In addition, the crisis in the California wholesale power markets has directly or indirectly resulted in several administrative and legal actions involving the Company’s businesses in California. Each of the Company’s businesses in California (AES Placerita and AES Southland, which is comprised of AES Redondo Beach, AES Alamitos, and AES Huntington Beach) are subject to overlapping state investigations by the California Attorney General’s Office, the Market Oversight and Monitoring Committee of the California Independent System Operator (“ISO”), the California Public Utility Commission and a subcommittee of the California Senate. The businesses have cooperated with the investigation and responded to multiple requests for the production of documents and data surrounding the operation and bidding behavior of the plants.

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the national wholesale power markets, with particular emphasis upon the California wholesale electricity market, in order to determine whether there has been anti-

competitive activity by wholesale generators and marketers of electricity. The FERC has requested documents from each of the AES Southland plants and AES Placerita. AES Southland and AES Placerita have cooperated fully with the FERC investigation.

In May 2001, the Antitrust Division of the United States Department of Justice initiated an investigation to determine whether a provision in the AES Southland plants’ Tolling Agreement with Williams Energy Services Company has restricted the addition of new capacity in the Los Angeles area in contravention of the antitrust laws. The AES Southland businesses have provided documents and other information to the Department of Justice.

In July 2001, a petition was filed against CESCO, an affiliate of the Company by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO has defaulted on its obligations as a government licensed distribution company; that CESCO management abandoned the management of CESCO; and asking for interim measures of protection, including the appointment of a government regulator to manage CESCO. Gridco, a state owned entity, is the sole energy wholesaler to CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company’s investment in CESCO obligates the Company to provide additional financial support to cover CESCO’s financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder’s Agreement (“SHA”), between Gridco, the Company, AES ODPL, and Jyoti Structures. The notice to arbitrate failed to detail the disputes under the SHA for which the Arbitration had been initiated. After both parties had appointed arbitrators, and those two arbitrators appointed the third neutral arbitrator, Gridco filed a motion with the India Supreme Court seeking the removal of AES’ arbitrator and the neutral chairman arbitrator. In the fall of 2002, the Supreme Court rejected Gridco’s motion to remove the arbitrators. Gridco has now asked the arbitrators themselves to rule on the same motion, which motion again requests their removal from the panel. Although that motion remains pending, the parties have filed their respective statement of claims and defenses. The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

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

In April 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that former members of the pension committee for the thrift plan breached their fiduciary duties to the plaintiffs under the Employment Retirement Income Securities Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In February 2003, the Court denied the defendants motion to dismiss the lawsuit. On May 2, 2003, plaintiffs’ counsel advised of its intent to seek to amend the complaint and extend the discovery deadline. The subsidiary believes it has meritorious defenses to the claims asserted against them and intends to defend these lawsuits vigorously.

In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock pursuant to the Registration Statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the Registration Statement covering certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of the price of AES stock, as well as AES’s allegedly unhedged operations in the United Kingdom. In October 2002, the defendants moved to consolidate these three actions with the IPALCO securities lawsuit referred to immediately below. On November 5, 2002, the Court appointed lead plaintiffs and lead and local counsel. On March 19, 2003, the Court entered an order on defendants’ motion to consolidate, in which the Court deferred its ruling on defendants’ motion and referred the actions to a magistrate judge for pretrial supervision.  On April 14, 2003, lead plaintiffs filed an amended complaint, which adds John R. Hodowal, Ramon L. Humke and John R. Brehm as defendants and, in addition to the purported claims in the original complaint, purports to allege against the newly added defendants violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder.  The amended complaint also purports to add a claim based on alleged misstatements or omissions concerning AES’ alleged obligations to Williams Energy Services Co. in connection with the California energy market. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend these lawsuits vigorously.

In September 2002, IPALCO and certain of its former officers and directors were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. The lawsuit purports to be filed on behalf of the class of all persons who exchanged shares of IPALCO common stock for shares of AES common stock pursuant to the Registration Statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11 of the Securities Act of 1933 and Sections 10(a), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder based on statements in or omissions from the Registration Statement covering certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of the price of AES stock; and AES’s allegedly unhedged operations in the United Kingdom. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

In October 2002, the Company, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Virginia. Between October 29, 2002 and December 4, 2002, six virtually identical lawsuits were filed against the same defendants in the same court. The lawsuits purport to be filed on behalf of a class of all persons who purchased the Company’s stock between April 26, 2001 and February 14, 2002. The complaints purport to allege that certain statements concerning the Company’s operations in the United Kingdom violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On December 4, 2002 defendants moved to transfer the seven actions to the United States District Court for the Southern District of Indiana. By stipulation dated December 9, 2002, the parties agreed to consolidate these actions into one action. On December 12, 2002 the Court entered an order consolidating the cases under the caption In re AES Corporation Securities Litigation, Master File No. 02-CV-1485. On January 16, 2003, the Court granted defendants’ motion to transfer the consolidated action to the United States District Court for the Southern District of Indiana. The Company and the individuals believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

Beginning in September 2002, El Salvador tax and commercial authorities initiated investigations involving four of the Company’s subsidiaries in El Salvador, Compañia de Luz Electrica de Santa Ana S.A. de C.V. (“CLESA”), Compañía de Alumbrado Electrico de San Salvador, S.A. de C.V. (“CAESS”), Empresa Electrica del Oriente, S.A. de C.V. (“EEO”), and Distribuidora Electrica de Usultan S.A. de C.V. (“DEUSEM”), in relation to two financial transactions closed in June 2000 and December 2001, respectively. The authorities have issued document requests and the Company and its subsidiaries are cooperating fully in the investigations. As of March 18, 2003, certain of these investigations have been successfully concluded, with no fines or penalties imposed on the Company’s subsidiaries. The tax authorities’ and attorney general’s investigations are pending conclusion.

In March 2002, the general contractor responsible for the refurbishment of two previously idle units at AES’s Huntington Beach plant filed for bankruptcy in the United States bankruptcy court for the Central District of California. A number of the subcontractors hired by the general contractor, due to alleged non-payment by the general contractor, have asserted claims for non-payment against AES Huntington Beach. The general contractor has also filed claims seeking up to $57 million from AES Huntington Beach for additional costs it allegedly incurred as a result of changed conditions, delays, and work performed outside the scope of the original contract. The general contractor’s claim includes its subcontractors’ claims. All of these claims are adversary proceedings in the general contractor’s bankruptcy case. In the event AES Huntington Beach were required to satisfy any of the subcontractor claims for payment, AES Huntington Beach may be unsuccessful in recovering such amounts from, or offsetting such amounts against claims by, the general contractor. The Company does not believe that any additional amounts are owed by its subsidiary and such subsidiary intends to defend vigorously against such claims.

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

In November 2002, a lawsuit was filed against AES Wolf Hollow LLP and AES Frontier L.P., two subsidiaries of the Company, in Texas State Court by Stone and Webster, Inc. The complaint in the action alleges claims for declaratory judgment and breach of contract allegedly arising out of the denial of certain force majeure claims purportedly asserted by the plaintiff in connection with its construction of the Wolf Hollow project, a gas-fired combined cycle power plant being constructed in Hood County, Texas. Stone and Webster is the general contractor for the Wolf Hollow project. On May 2, 2003 plaintiff amended its complaint to assert additional claims based on purported acts of fraud, negligent misrepresentation and breach of warranty.  The subsidiary believes it has meritorious defenses to the claims asserted against it and intends to defend the lawsuit vigorously.

On August 24, 2002, Bechtel Power Corporation (“Bechtel”) filed a lawsuit against the Company in California State court alleging three claims for breach of guaranty and one claim for fraud. Bechtel contended that AES owes Bechtel approximately $47 million based on AES’s alleged guaranty of purported payment obligations of Mountainview to Bechtel under a certain construction contract. Bechtel also asserted that the Company fraudulently induced Bechtel to enter into such construction contract. On March 17, 2003, in connection with the sale of Mountainview, the parties filed a voluntary dismissal of the arbitration.

On September 25, 2002, Mountainview filed a demand for arbitration against Bechtel Power Corporation (the “Bechtel Arbitration”). The claims asserted in the Bechtel Arbitration relate to existing disputes between the parties regarding amounts that Bechtel asserts are owing by Mountainview due to purported services provided in connection with the construction of the Mountainview power project located in California. On March 17, 2003, in connection with the sale of Mountainview, the parties filed a voluntary dismissal of the arbitration.

In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil notified Eletropaulo that it had commenced an inquiry related to the BNDES financings provided to AES Elpa and AES Transgas and the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo and the quality of service provided by Eletropaulo to its customers and requested various documents from Eletropaulo relating to these matters. The Company is still in the process of collecting some of the requested documents concerning the real estate sales to provide to the Public Prosecutor.  Also in March 2003, the Commission for Public Works and Services of the Sao Paulo Congress requested Eletropaulo to appear at a hearing concerning the default by AES Elpa and AES Transgas on the BNDES financings and the quality of service rendered by Eletropaulo.  This hearing was postponed indefinitely.

In April 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil notified Eletropaulo that it is conducting an inquiry into possible errors related to the collection by Eletropaulo of customers’ unpaid past-due debt and requesting the company to justify its procedures.

In December 2002, Enron filed a lawsuit in the Bankruptcy Court for the Southern District Court of New York against the Company, NewEnergy, and CILCO. Pursuant to the complaint, Enron seeks to recover approximately $13 million (plus interest) from NewEnergy (and the Company as guarantor of the obligations of NewEnergy). Enron contends that NewEnergy and the Company are liable to Enron based upon certain accounts receivables purportedly owing from NewEnergy and an alleged payment arising from the purported termination by NewEnergy of a “Master Energy Purchase and Sale Agreement.” In the complaint, Enron seeks to recover from CILCO the approximate amount of $31.5 million  (plus interest) arising from the termination by CILCO of a “Master Energy Purchase and Sale Agreement” and certain accounts receivables that Enron claims are due and owing from CILCO to Enron. On February 13, 2003 the Company, NewEnergy and CILCO filed a motion to dismiss certain portions of the action and compel arbitration of the disputes with Enron. Also in February 2003, the Bankruptcy Court ordered the parties to mediate the disputes. The Company believes it has meritorious defenses to the claims asserted against it and intends to defend the lawsuits vigorously.

In December 2002, plaintiff David Schoellermann filed a purported derivative lawsuit in Virginia State Court on behalf of the Company against the members of the Board of Directors and numerous officers of the Company (the “Schoellermann Lawsuit”). The lawsuit alleges that defendants breached their fiduciary duties to the Company by participating in or approving the Company’s alleged manipulation of electricity prices in California. Certain of the defendants are also alleged to have engaged in improper sales of stock based on purported inside information that the Company was manipulating the California electricity prices. The complaint seeks unspecified damages and a constructive trust on the profits made from the alleged insider sales. On February 28, 2003, a motion to dismiss the action was filed based on the plaintiff’s failure to make a demand on the Company to investigate the allegations.  That motion remains pending.  On February 21, 2003, a second derivative lawsuit was filed by plaintiff Joe Pearce in Virginia State Court on behalf of the Company against the members of the Board of Directors and numerous officers of the Company (the “Pearce Lawsuit”). It is anticipated that a similar motion to dismiss, as filed in the Schoellerman Lawsuit, will be filed to dismiss the Pearce Lawsuit.

On February 26, 2003, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana captioned Stanley L. Moskal and Barbara A. Moskal v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 1:03-CV-0284 (Southern District of Indiana). The lawsuit purports to be filed on behalf of a class of all persons who engaged in “option transactions” concerning AES securities between July 27, 2002 and November 8, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company and the individual defendants have not yet responded to the complaint. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

On April 16, 2003, Lake Worth Generation, LLC (“Lake Worth”) commenced a voluntary proceeding under Chapter 11 of the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”).  As a debtor in possession, Lake Worth continues to manage its affairs and operate its business.  No trustee or examiner has been appointed for Lake Worth.  Lake Worth has been constructing a combined cycle power generation facility in the City of Lake Worth (the “Project”).  Lake Worth intended to install a single combustion turbine and heat recovery steam generator (“HSRG”), along with a new 47 MW steam turbine, to produce approximately 205 MW of electricity for the residents of Lake Worth.  Construction began in June 2001 under an EPC agreement with NEPCO, a subsidiary of Enron, who provided the financial guaranty in support of the EPC performance obligations.  AES holds secured claims against Lake Worth of approximately $2.8 million.  Lake Worth contemplates that it will sell the Project pursuant to a Memorandum of Understanding executed on March 28, 2003 if Bankruptcy Court approval is obtained and will distribute the proceeds of the sale to the creditors of Lake Worth in accordance with the priorities established by the Bankruptcy Code. Lake Worth reasonably believes that the Project will be sold in the third quarter of 2003, although there are no assurances that the Project will be sold in that time.

On May 2, 2003, the Indiana Securities Commissioner of Indiana’s Office of the Secretary of State, Securities Division, pursuant to Indiana Code 23-2-1, served subpoenas duces tecum on 30 former officers and directors of IPALCO Enterprises, Inc. (“IPALCO”) requesting the production of documents in connection with the March 27, 2001 share exchange between the Company and IPALCO pursuant to which stockholders exchanged shares of IPALCO common stock for shares of the Company’s common stock and IPALCO became a wholly-owned subsidiary of the Company.  The subpoenas are returnable on June 2, 2003.

The Company is also involved in certain claims, suits and legal proceedings in the normal course of business.

9.             Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows (in millions):

	Three months ended March 31,
	2003	2002
Net income (loss)	$93	$(313)
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period (net of income taxes of $0 and $1, respectively)	29	(765)
Add: Discontinued foreign entity (no income tax effect)	1	1
Total foreign currency translation adjustments	30	(764)
Cash flow hedge activity:
Reclassification to earnings (net of income taxes of $27 and $5, respectively)	58	16
Change in derivative fair value (net of income taxes of $48 and $3, respectively)	(84)	6
Total change in fair value of cash flow hedges	(26)	22
Realized gain on investment sale (no income tax effect)	—	48
Minimum pension liability:
Minimum pension liability (net of income taxes of $0 and $117, respectively)	1	(280)
Add: Discontinued business (net of income taxes of $40)	61	—
Total change in minimum pension liability	62	(280)
Comprehensive income (loss)	$159	$(1,287)

10.          Segments

Information about the Company’s operations by segment is as follows (in millions):

	Revenue (1)	Gross Margin	Equity Earnings
Quarter Ended March 31, 2003:
Contract Generation	$728	$291	$24
Competitive Supply	460	114	—
Large Utilities	699	164	—
Growth Distribution	336	33	—
Total	$2,223	$602	$24

Quarter Ended March 31, 2002:
Contract Generation	$653	$270	$16
Competitive Supply	416	91	(2)
Large Utilities	766	232	15
Growth Distribution	366	82	—
Total	$2,201	$675	$29

(1)                                  Intersegment revenues for the quarters ended March 31, 2003 and 2002 were $70 million and $39 million, respectively.

	Total Assets
	March 31, 2003	December 31, 2002
Contract Generation	$13,219	$12,141
Competitive Supply	6,483	7,192
Large Utilities	8,517	8,451
Growth Distribution	3,143	3,040
Discontinued Businesses	838	3,033
Corporate	669	403
Total Assets	$32,869	$34,260

11.          Change in Accounting Principle

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The Company’s retirement obligations covered by SFAS No. 143 primarily include active ash landfills, water treatment basins and the removal or dismantlement of certain plant and equipment. As of December 31, 2002, the Company had a recorded liability of approximately $15 million related to asset retirement obligations. Upon adoption of SFAS No. 143 on January 1, 2003, the Company recorded an additional liability of approximately $13 million, a net asset of approximately $9 million, and a cumulative effect of a change in accounting principle of approximately $2 million, after income taxes. Amounts recorded related to asset retirement obligations during the three month period ended March 31, 2003 were as follows (in millions):

Balance at December 31, 2002	$15
Additional liability recorded from cumulative effect of accounting change	13
Accretion expense	1
Foreign currency translation	(1)

Balance at March 31, 2003	$28

Proforma net income (loss) and earnings (loss) per share have not been presented for the three months ended March 31, 2002 because the proforma application of SFAS No. 143 to the prior period would result in proforma net income (loss) and earnings (loss) per share not materially different from the actual amounts reported in the accompanying consolidated statement of operations.  The proforma liability for asset retirement obligations would have been $28 million, $23 million and $21 million as of December 31, 2002, 2001 and 2000, respectively if SFAS No. 143 had been applied during those periods.

12.          New Accounting Pronouncements

Stock-based compensation.  As of January 1, 2003 the Company had two stock-based compensation plans, which are described more fully in Note 14 to the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2002.  Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in the net income for the three months ended March 31, 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company’s plans generally vest over two years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  However, if SFAS No. 123 had been applied to all grants since the original effective date the impact on net income would have been minimal since there were very few grants that would have had expense carried over to 2003.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.  During the first quarter of 2003, the Company recorded compensation expense of approximately $1million as a result of adopting SFAS No. 148.

	Three months ended March 31,
	2003	2002
Net income, as reported	$93	$(313)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(45)
Proforma net income	$93	$(358)

Earnings per share:
Basic — as reported	$0.17	$(0.59)
Basic — proforma	$0.17	$(0.67)
Diluted — as reported	$0.17	$(0.58)
Diluted — proforma	$0.17	$(0.67)

Guarantor accounting.  During the fourth quarter of 2002, the Company adopted the disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.”  Effective January 1, 2003, the Company began applying the initial recognition and measurement provisions on a prospective basis for all guarantees issued after December 31, 2002, which require the Company to record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company will account for any fundings under the guarantee as a reduction of the liability. After funding has ceased, the Company will recognize the remaining liability in the income statement on a straight-line basis over the remaining term of the guarantee. In general, the Company enters into various agreements providing financial performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees, letters of credit and surety bonds. FIN 45 does not encompass guarantees issued either between parents and their subsidiaries or between corporations under common control, a parent’s guarantee of its subsidiary’s debt to a third party (whether the parent is a corporation or an individual), a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent, nor guarantees of a Company’s own future performance. Adoption of FIN 45 had no impact on the Company’s historical financial statements as guarantees in existence at December 31, 2002 were not subject to the measurement provisions of FIN 45. The Company has recorded a liability of approximately $9 million as a result of applying the initial recognition and measurement provisions of FIN 45 during the first quarter of 2003.  This liability relates to an indemnification provided to the buyer of a discontinued business.

Variable interest entities.  In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 was immediately effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur and/or receives a majority of the entity’s expected residual returns if they occur. If significant variable interests are held in a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The adoption of FIN 46 did not result in the consolidation of any previously unconsolidated entities nor require material additional disclosure.

DIG Issue C11.  In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No. 133. The interpretation, which is contained in the Derivatives Implementation Group’s C11 guidance, relates to the pricing of power sales contracts that include broad market indices. In particular, that guidance discusses whether the pricing in a power sales contract that contains broad market indices (e.g. CPI) could qualify as a normal purchase or sale. In April 2003, the FASB issued an exposure draft of DIG Issue C20 which would supercede DIG Issue C11 and provide additional guidance in this area.  The Company is currently reevaluating which contracts, if any, that have previously been designated as normal purchases or sales would now not qualify for this exception. The Company is currently evaluating the effects that this guidance will have on its results of operations and financial position.

13.          Subsequent Events

Global insurance program.  On April 4, 2003, the Company established a Global Insurance Program comprised of a captive insurance company (AES Global Insurance Company (“AES Global Insurance”), a wholly owned subsidiary of AES) that will insure a number of AES businesses worldwide for property damage and business interruption.  AES Global Insurance is domiciled in the state of Vermont, and the program commenced transacting business on April 4, 2003.

In any one year, AES Global Insurance is responsible for paying claims up to $20 million for any single event and $20 million in the aggregate (retained amount).  This amount is in addition to the deductibles retained by the businesses within their insurance policies.  To cover losses above the retained amount, AES Global Insurance has purchased from a panel of internationally recognized underwriters insurance coverage up to a loss limit of $450 million, or higher if required by an individual asset.  AES Global Insurance utilizes an internationally recognized underwriter to issue policies and process claims and is completely reinsured by AES Global Insurance for the retained amount.

Brazilian issues.  On April 30, 2003, BNDESPAR Participacoes Ltda. (“BNDESPAR”), a wholly owned subsidiary of BNDES, the National Development Bank of Brazil, took preliminary steps to foreclose on the preferred shares of Eletropaulo held by AES Transgas and AES CEMIG Empreendimentos II.  AES is continuing to negotiate with BNDESPAR, BNDES and other debt holders to seek a resolution to the issues facing Eletropaulo.  There can be no assurance, however, that such negotiations will be successful.

On April 24, 2003 a waiver with respect to the $30 million payment default by AES Cayman Guaiba under its $300 million syndicated loan expired.  The lenders have indicated their willingness to extend the waiver until the earlier of May 24, 2003 or the execution of satisfactory documentation in respect of the restructuring of such loan.  There can be no assurance, however, that such waiver will be granted or that such restructuring will be successful.  AES has guaranteed up to $50 million of AES Cayman Guaiba’s obligations under the $300 million syndicated loan.

Consent solicitation and private placement.  On April 3, 2003, AES successfully completed a consent solicitation to amend the definition of “Material Subsidiary” and certain other provisions in its outstanding senior and senior subordinated notes to conform those provisions to the provisions of its 10% senior secured notes.  On May 8, 2003, AES completed a $1.8 billion private placement of second priority senior secured notes.  The second priority senior secured notes were issued in two tranches: $1.2 billion aggregate principal amount of 8 3/4% second priority senior secured notes due 2013 and $600 million aggregate principal amount of 9% second priority senior secured notes due 2015.  The net proceeds were or will be used to (i) repay $475 million of debt outstanding under its senior secured credit facilities, (ii) to repurchase approximately $1.1 billion aggregate principal amount of its senior notes pursuant to a tender offer, (iii) to repurchase approximately $104 million aggregate principal amount of its senior subordinated notes pursuant to a tender offer and (iv) for general corporate purposes, which may include repurchasing other outstanding securities.  AES also amended its senior secured credit facilities to permit the private placement and tender offer described above and to provide certain additional changes under the covenants contained therein.

ITEM 2.  Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The AES Corporation (including all its subsidiaries and affiliates, and collectively referred to herein as “AES” or the “Company” or “we”), founded in 1981, is a leading global power company. The Company’s goal is to help meet the world’s need for electric power in ways that benefit all of our stakeholders, to build long-term value for the Company’s shareholders, and to assure sustained performance and viability of the Company for its owners, employees and other individuals and organizations who depend on the Company.  AES participates primarily in four lines of business: contract generation, competitive supply, large utilities and growth distribution.

Contract generation consists of multiple power generation facilities located around the world. Provided that the counterparty’s credit remains viable, these facilities have contractually limited their exposure to commodity price risks and electricity price volatility by entering into long-term (five years or longer) power purchase agreements for 75% or more of their capacity.  Competitive supply consists of generating facilities that sell electricity directly to wholesale customers in competitive markets. Additionally, as compared to the contract generation segment discussed above, these generating facilities generally sell less than 75% of their output pursuant to long-term contracts with pre-determined pricing provisions and/or sell into power pools, under shorter-term contracts or into daily spot markets. Competitive supply results are generally more sensitive to fluctuations in the market price of electricity, natural gas and coal, in particular. The large utility business is comprised of three utilities located in three countries: the U.S. (IPALCO Enterprises, Inc. (“IPALCO”)), Brazil (Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. (“Eletropaulo”)) and Venezuela (C.A. La Electricidad de Caracas (“EDC”)).  Together, these facilities serve nearly 7 million customers in North America, the Caribbean and South America.  Our growth distribution business includes distribution facilities serving approximately 5 million customers that are generally located in developing countries or regions where the demand for electricity is expected to grow at a higher rate than in more developed parts of the world.

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

The distribution of revenues between the segments for the three months ended March 31, 2003 and 2002 is as follows:

	For the Three Months ended
	March 31, 2003	March 31, 2002
Contract generation	33%	30%
Competitive supply	21%	19%
Large utilities	31%	35%
Growth distribution	15%	16%

Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. At March 31, 2003, capitalized costs for projects under development and in early stage construction were approximately $6 million, and capitalized costs for projects under construction were approximately $2.6 billion. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation.

Turnaround Initiatives

                                                Refinancing

On April 3, 2003, AES successfully completed a consent solicitation to amend the definition of “Material Subsidiary” and certain other provisions in its outstanding senior and senior subordinated notes to conform those provisions to the provisions of its 10% senior secured notes.  On May 8, 2003, AES completed a $1.8 billion private placement of second priority senior secured notes.  The second priority senior secured notes were issued in two tranches: $1.2 billion aggregate principal amount of 8 3/4% second priority senior secured notes due 2013 and $600 million aggregate principal amount of 9% second priority senior secured notes due 2015.  The net proceeds were or will be used to (i) repay $475 million of debt outstanding under its senior secured credit facilities, (ii) to repurchase approximately $1.1 billion aggregate principal amount of its senior notes pursuant to a tender offer, (iii) to repurchase approximately $104 million aggregate principal amount of its senior subordinated notes pursuant to a tender offer and (iv) for general corporate purposes, which may include repurchasing other outstanding securities.  AES also amended its senior secured credit facilities to permit the private placement and tender offer described above and to provide certain additional flexibility under the covenants contained therein.

                                                Asset Sales

AES has announced a number of strategic initiatives designed to decrease its dependence on access to the capital markets, strengthen its balance sheet, reduce the financial leverage at the parent company and improve short-term liquidity. One of these initiatives involves the sale of all or part of certain of the Company’s subsidiaries.  The Company continues to evaluate which additional businesses it may sell.  However, there can be no guarantee that the proceeds from such sales transactions will cover the entire investment in such subsidiaries. Additionally, depending on which businesses are eventually sold, the entire or partial sale of any subsidiaries may change the current financial characteristics of the Company’s portfolio and results of operations, and in the future may impact the amount of recurring earnings and cash flows the Company would expect to achieve.

                                                Performance Improvement

In early 2002, the Company initiated a corporate-wide effort to more closely focus on performance improvement opportunities, and also to better capture the benefits of scale in the procurement of services and supplies. The Company expects to realize benefits in both earnings and cash flows; however, there can be no assurance that the program will be successful in achieving these savings. The inability of the Company to achieve cost reductions and revenue enhancements may result in less than expected earnings and cash flows in 2003 and beyond. In addition, the shift to a more centralized organizational structure has led, and will continue to lead, to an expansion in the number of people performing certain financial and control functions, and will likely result in an increase in the Company’s selling, general and administrative expenses.

                                                Restructuring

In July, 2002 the Company established a Restructuring Office, formerly referred to as the Turnaround Office, to focus on improving the operating and financial performance of, selling or abandoning certain of its underperforming businesses. Businesses are considered to be underperforming if they do not meet the Company’s internal rate of return criteria, among other factors. The Restructuring Office is actively managing Drax, Barry, Gener, the Company’s businesses within the Dominican Republic, Brazil and Argentina, as well as evaluating Telasi and certain development projects. The Company is evaluating whether the profitability and cash flows of such businesses can be sufficiently improved to achieve acceptable returns on the Company’s investment, or whether such businesses should be disposed of or sold. If the Company determines that certain businesses are to be sold or otherwise disposed of, there can be no guarantee that the proceeds from such transactions would cover the Company’s entire investment in such subsidiaries or that such proceeds will be available to the Company. It is possible that the restructuring efforts will change the ownership structure or the manner in which a business operates, and these efforts may result in an impairment charge if the Company is not able to recover its investment in such business. The inability of the Company to successfully restructure the underperforming businesses may result in less earnings and cash flows in 2003 and beyond.  The responsibilities of the Restructuring Office may become less significant in the future as the Company resolves many of the issues currently being addressed.

Additional Developments

                                                Argentina

In 2002, Argentina continued to experience a political, social and economic crisis that resulted in significant changes in general economic policies and regulations as well as specific changes in the energy sector. As a result, the Argentine peso experienced a significant devaluation relative to the U.S. dollar during 2002.    In the first quarter of 2003, the political and social situation in Argentina showed signs of stabilization, and the economy and electricity demand started to recover.  Presidential elections and the establishment of a new government regime are expected to occur by the end of May 2003.  The Company recorded approximately $37 million of pre-tax foreign currency transaction gains during the first quarter of 2003 on the U.S. dollar-denominated net liabilities of its Argentine subsidiaries representing a strengthening of the Argentine peso relative to the U.S. dollar from 3.32 at December 31, 2002 to 2.94 at March 31, 2003.  In January 2003, one of the Company’s generation businesses in Argentina changed its functional currency to the U.S. dollar as a result of changes in its revenue profile.

AES has several subsidiaries in Argentina operating in both the competitive supply and growth distribution segments of the electricity business. Eden/Edes and Edelap are distribution companies that operate in the province of Buenos Aires. Generating businesses include Alicura, Parana, CTSN, Rio Juramento and several other smaller hydro facilities. These businesses are experiencing cash flow shortfalls arising from the economic and regulatory changes described earlier, and Eden/Edes, Edelap and Parana are in default on their project financing arrangements. AES is generally not required to support the potential cash flow or debt service obligations of these businesses.

The effects of the current circumstances on future earnings are much more uncertain and difficult to predict. At March 31, 2003, AES total investment in the competitive supply business in Argentina was approximately $112 million and the total investment in the growth distribution business was approximately negative $33 million.

During the first quarter of 2002, the Company recorded an after-tax impairment charge of $190 million which represented the write off of goodwill related to certain of our businesses in Argentina. This charge resulted from the adoption of SFAS No. 142 and is recorded as a cumulative effect of a change in accounting principle on the consolidated statement of operations.

Depending on the ultimate resolution of these uncertainties, AES may be required to record a material impairment loss or write off during 2003 associated with the recorded carrying values of its investments.

                                                Brazil

During the first quarter of 2003, the Brazilian real relative to the U.S. dollar, appreciated from 3.53 reais to the dollar at December 31, 2002 to 3.35 reais at March 31, 2003.  This valuation resulted in foreign currency translation and transaction gains in 2003.  The Company recorded $33 million of pre-tax non-cash foreign currency transaction gains on the U.S. dollar denominated net liabilities on its investments in Brazilian businesses for the quarter ended March 31, 2003 on the accompanying consolidated statement of operations.  The Company recorded $16 million before income taxes of non-cash foreign currency transaction losses on the U.S. dollar denominated net liabilities at its investments in Brazilian businesses for the quarter ended March 31, 2002.

Eletropaulo.  AES has owned an interest in Eletropaulo since April 1998. The Company began consolidating Eletropaulo in February 2002 when AES Elpa acquired a controlling interest in the business. AES financed a significant portion of the acquisition of Eletropaulo, including both common and preferred shares, through loans and deferred purchase price financing arrangements provided by BNDES, the National Development Bank of Brazil, and its wholly owned subsidiary BNDES Participacoes Ltda. (“BNDESPAR”), to AES Elpa and AES Transgas, respectively. All of the common shares of Eletropaulo owned by AES Elpa are pledged to BNDES to secure the AES Elpa debt and all of the preferred shares of Eletropaulo owned by AES Transgas and AES Cemig Empreendimentos II, Ltd. (which owns approximately 7.4% of Eletropaulo’s preferred shares, representing 4.4% economic ownership of Eletropaulo) are pledged to BNDESPAR to secure AES Transgas debt. AES has pledged its share of the proceeds in the event of the sale of certain of its businesses in Brazil, including Sul, Uruguaiana, Eletronet and AES Communications Rio, to secure the indebtedness of AES Elpa to

BNDES for the repayment of the debt of AES Elpa. The interests underlying the Company’s investments in Uruguaiana, AES Communications Rio and Eletronet have also been pledged as collateral to BNDES under the AES Elpa loan.

As of March 31, 2003, the Eletropaulo operating company had approximately $1.4 billion of outstanding indebtedness, and AES Elpa and AES Transgas had approximately $606 million and $620 million of outstanding BNDES and BNDESPAR indebtedness, respectively. Due, in part, to the effects of power rationing, the decline of the value of the Brazilian real in U.S. dollar terms in 2001 and 2002 and the lack of access to the international capital markets, Eletropaulo, AES Elpa and AES Transgas continue to face significant near-term debt payment obligations that must be extended, restructured, refinanced or repaid. As a result of AES Elpa’s and AES Transgas’ failure to pay amounts due under the financing arrangements, BNDES has the right to call due all of AES Elpa’s outstanding debt with BNDES, and BNDESPAR has the right to call due all of AES Transgas’s outstanding debt with BNDESPAR. The default on the BNDES loan could also result in a cross-default to a BNDES loan in connection with our investment in Companhia Energetica de Minas Gerais (“CEMIG”).  In addition, as a result of a cross default provision, BNDES has the right to call due approximately $234 million loaned to Eletropaulo under the program in Brazil established to alleviate the effects of rationing on electricity companies.  Due to BNDES’s right of acceleration and existing payment, financial covenant and other defaults under Eletropaulo loan agreements, Eletropaulo’s commercial lenders have the right to call due approximately $753 million of indebtedness.  Due to a cross-payment default provision, Eletropaulo also faces default on an additional $99 million of indebtedness if waivers are not obtained within the applicable grace period.  At March 31, 2003, Eletropaulo, AES Elpa and AES Transgas have a combined $2.3 billion of debt classified as current on the accompanying consolidated balance sheet.

Eletropaulo, AES Elpa and AES Transgas are in negotiations with debt holders, BNDES and BNDESPAR, to seek resolution of these issues, during the course of which additional payment and other defaults may occur.  There can be no assurance that these negotiations will be successful. If the negotiations are not concluded satisfactorily, Eletropaulo would face an increased risk of intervention by ANEEL, loss of its concession and of bankruptcy, resulting in an increased risk of loss of AES’s investment in Eletropaulo.  Dividend restrictions applicable to Eletropaulo are expected to reduce substantially the ability of Eletropaulo to pay dividends. In addition, the refinancing agreement entered into with BNDES in June 2002 provides for Eletropaulo to pay directly to BNDES any dividends in respect of the shares held by AES Elpa, AES Transgas and Cemig Empreendimentos II Ltd. On April 30, 2003, BNDESPAR took preliminary steps to foreclose on the preferred shares of Eletropaulo held by AES Transgas and AES CEMIG Empreendimentos II.  If such foreclosure were to occur, it would result in a loss and a corresponding write-off of a portion or all of the Company’s investment in Eletropaulo.

During the fourth quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $756 million at Eletropaulo.  This charge was taken to reflect the reduced carrying value of certain assets, including goodwill, primarily resulting from slower than anticipated recovery to pre-rationing electricity consumption levels and lower electricity prices due to devaluation of foreign exchange rates.  The Company’s total investment associated with Eletropaulo as of March 31, 2003 was approximately negative $1.0 billion.  AES may have to write-off additional assets of Eletropaulo, AES Elpa or AES Transgas if no satisfactory resolution is reached.

Sul.  Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or paid. Sul had outstanding debentures of $55 million, at the March 31, 2003 exchange rate, that were restructured on December 1, 2002. The restructured debentures have partial interest payments due in June 2003 and December 2003 and principal payments due in 12 equal monthly installments commencing on December 1, 2003. On April 24, 2003 a waiver with respect to a $30 million payment default by AES Cayman Guaiba under its $300 million syndicated loan expired.  The lenders have indicated their willingness to extend the waiver until the earlier of May 24, 2003 or the execution of satisfactory final documentation in respect of the restructuring of such loan.  There can be no assurance, however, that such waiver will be granted or that such restructuring will be successful.  The Company has guaranteed up to $50 million of AES Cayman Guaiba’s obligations under the $300 million syndicated loan.

During the second quarter of 2002, ANEEL promulgated an order (“Order 288”) whose practical effect was to purport to invalidate gains recorded by Sul from inter-submarket trading of energy purchased from the Itaipu power station. The

Company, in total, recorded a pre-tax provision as a reduction of revenues of approximately $160 million during the second quarter of 2002. Sul filed a motion for an administrative appeal with ANEEL challenging the legality of Order 288 and requested a preliminary injunction in the Brazilian federal courts to suspend the effect of Order 288 pending the determination of the administrative appeal. Both were denied. In August 2002, Sul appealed and in October 2002 the court confirmed the preliminary injunction’s validity. Its effect, however, was subsequently suspended pending an appeal by ANEEL and an appeal by Sul.

In December 2002, prior to any settlement of the Brazilian Wholesale Electricity Market (“MAE”), Sul filed an incidental claim requesting, by way of a preliminary injunction, the suspension of the Company’s debts registered in the MAE. A Brazilian federal judge granted the injunction and ordered that an amount equal to one-half of the amount claimed by Sul from inter-market trading of energy purchased from Itaipu in 2001 be set aside by the MAE in an escrow account. The injunction was subsequently overturned. Sul has appealed that decision and requested the judge to reinstate the injunction. A decision is expected shortly.

The MAE partially settled its registered transactions between late December 2002 and early 2003. If the final settlement occurs with the effect of Order 288 in place, Sul will owe approximately $20 million, based upon the March 31, 2003 exchange rate. Sul does not believe it will have sufficient funds to make this payment. However, if the MAE settlement occurs absent the effect of Order 288, Sul will receive approximately $110 million, based upon the March 31, 2003 exchange rate. If Sul is unable to pay any amount that may be due to MAE, penalties and fines could be imposed up to and including the termination of the concession contract by ANEEL.

Sul continues legal action against ANEEL to seek resolution of these issues. Sul and AES Cayman Guaiba will continue to face shorter-term debt maturities in 2003 and 2004 but, given that a bankruptcy proceeding would generally be an unattractive remedy for each of its lenders, as it could result in an intervention by ANEEL or a termination of Sul’s concession, we think such an outcome is unlikely. We cannot assure you, however, that future negotiations will be successful and AES may have to write off some or all of the assets of Sul or AES Cayman Guaiba. The Company’s total investment associated with Sul as of March 31, 2003 was approximately $157 million.

During the first quarter of 2002, the Company recorded an after-tax impairment charge of $231 million related to the write off of goodwill at Sul. This charge resulted from the adoption of SFAS No. 142 and is recorded as a cumulative effect of a change in accounting principle on the consolidated statements of operations.

CEMIG.  An equity method affiliate of AES received a non-recourse loan from BNDES to finance its investment in CEMIG, and the balance, including accrued interest, outstanding on this loan is approximately $717 million as of March 31, 2003. Approximately $57 million of principal and interest, which represents AES’s share, is scheduled to be repaid on May 15, 2003, but, due to ongoing litigation and adverse market conditions, CEMIG will not make such payment.  If the equity method affiliate of the Company is not able to reschedule, refinance, repay or extend the loan, BNDES may have the right to foreclose on the shares held as collateral. Additionally, the existing default on the debt used to finance the acquisition of Eletropaulo could result in a cross default on the debt used to finance the acquisition of CEMIG.

In the fourth quarter of 2002, a combination of events occurred related to the CEMIG investment. These events included consistent poor operating performance in part caused by continued depressed demand and poor asset management, the inability to adequately service or refinance operating company debt and acquisition debt, and a continued decline in the market price of CEMIG shares. Additionally, our partner in one of the holding companies in the CEMIG ownership structure sold its interest in this company to an unrelated third party in December 2002 for a nominal amount. Upon evaluating these events in conjunction with each other, the Company concluded that an other than temporary decline in value of the CEMIG investment had occurred. Therefore, in December 2002, AES recorded a charge related to the other than temporary impairment of the investment in CEMIG, and the shares in CEMIG were written-down to fair market value. Additionally, AES recorded a valuation allowance against a deferred tax asset related to the CEMIG investment. At March 31, 2003, the Company’s total investment associated with CEMIG was negative.

Tiete.  The MAE settlement for the period from September 2000 to December 2002 for Tiete totals an obligation of approximately $67 million, at the March 31, 2003 exchange rate. Fifty percent of the amount was due on December 26, 2002, and the rest is due after MAE’s numbers are audited, which is expected to occur in the near future. According to the industry-wide agreement reached in December 2001, BNDES was supposed to provide Tiete with a credit facility in the amount of approximately $37 million, at the March 31, 2003 exchange rate, to pay off a part of the liability. This credit facility has not yet been provided. In the meantime, a Brazilian federal court has granted Tiete a temporary injunction suspending the payment of the obligation until BNDES makes this credit facility available. Should the Brazilian federal court lift the temporary injunction, as is possible at any time, Tiete would be obligated to pay the MAE liability immediately.  Tiete has started to receive from the Distribution Companies the extraordinary tariff revenue in order to recover $41 million from the total loss in respect of the MAE of $67 million and the total recovery is expected to be completed over a six-year period.  The Company’s total investment associated with Tiete as of March 31, 2003 was approximately $28 million.

Under Brazilian corporate law, Tiete may only pay to shareholders dividends or interest on net worth from net income less allocations to statutory reserves. In 2002, Tiete’s dividends and interest on net worth paid to shareholders were insufficient to enable payment to be made of amounts due on public debt obligations of AES IHB Cayman, Ltd. (“IHB”), an affiliate of Tiete, guaranteed by Tiete’s parent company, AES Tiete Holdings, Ltd. (“Tiete Holdings”), and Tiete’s direct shareholders, AES Tiete Empreendimentos Ltda (“TE”) and Tiete Participacoes Ltda. As a result, those payments were principally funded through Tiete capital reductions and intercompany loans from Tiete to TE.  IHB’s debt obligations are also supported by a foreign exchange guaranty facility and related political risk insurance provided by the Overseas Private Investment Corporation (“OPIC”),

an agency of the United States government. A payment of principal and interest plus insurance premiums on the debt obligations in the amount of approximately $22 million is due on June 15, 2003. Because Tiete has no more capital reserves, no interim dividend or interest on net worth will be available to enable that payment to be made.  Instead, the June 15, 2003 payment is expected to be made by a transfer from the debt service reserve account. Given the current macroeconomic situation in Brazil, Tiete expects to be able to submit an application to OPIC for a disbursement under the foreign exchange guaranty facility.  In addition, Tiete Holdings intends to seek certain amendments to the debt obligations and the OPIC documentation designed to reduce the risk of defaults due to the limitation on dividend and interest on net worth payments, including amendments to allow debt payments to be made with the proceeds of loans from Tiete. Any loan by Tiete to its affiliates is subject to ANEEL approval. No assurance can be given, however, that these amendments will be adopted or that ANEEL will grant such approval.

Uruguaiana.  The MAE settlement for the period from September 2000 to September 2002 for Uruguaiana totals an obligation of approximately $12 million at the March 31, 2003, exchange rate. Fifty percent of the outstanding liability was due on December 26, 2002. Uruguaiana disagreed with the liability for the period from December 2000 to March 2002, which represents approximately $11 million at the March 31, 2003, exchange rate, and on December 18, 2002, Uruguaiana obtained an injunction from the Federal Court suspending the payment of the liability under dispute. On February 25, 2003, ANEEL and MAE filed an appeal against the injunction. On March 12, 2003, the judge responsible for the case did not accept the appeal and maintained the injunction for Uruguaiana. Uruguaiana believes that under the terms of its ANEEL Independent Power Producer Operational Permit, power purchase and regulatory contracts, it is not liable for replacement power costs arising directly out of the electric system’s instability. Furthermore, the civil action also discusses the power prices changed by ANEEL in August 2002 related to energy sold at the spot market in June 2001. Uruguaiana does not expect to have sufficient resources to pay the MAE settlement, and if the legal challenge of this obligation is not successful, penalties and fines could be imposed, up to and including the termination of the ANEEL Independent Power Producer Operational Permit. The Company’s total investment associated with Uruguaiana as of March 31, 2003 was approximately $281 million.

Other Regulatory Matters.  The electricity industry in Brazil reached a critical point in 2001 as a result of a series of regulatory, meteorological and market driven problems. The Brazilian government implemented a program for the rationing of electricity consumption effective as of June 2001. In December 2001, an industry-wide agreement was reached with the Brazilian government that applied to Eletropaulo, Tiete, CEMIG, and Sul. There were two parts of the agreement that specifically affected AES. The terms of the agreement were implemented during 2002.

First, Annex V, a provision in the initial contracts between the generators and the distributors that was designed to protect the distribution companies from reduced sales volumes and to limit the financial burden of generation companies during periods of rationing, was replaced with an extraordinary tariff increase that would compensate both generators and distributors for rationing related losses. The net ownership-adjusted impact to AES from the elimination of Annex V and the resulting tariff increase represented additional income before taxes of $60 million. However, the amount recorded under the new methodology at December 31, 2001 was substantially the same as the contractual receivable previously recorded under Annex V. Accordingly, the only impact was the balance sheet reclassification of the receivable to a regulatory asset. The tariff increase will remain in effect for 65 months from the date of the agreement, which the Company believes is sufficient to bill and collect all amounts recorded. The agreement also established that the Brazilian Development Bank (“BNDES”) would fund 90% of the amounts recoverable under the tariff increase up front through loans prior to their recovery through tariffs. The loans are repayable over the tariff increase collection period.  The loan to Eletropaulo was to be disbursed in three tranches.  The disbursements of the first and second tranches occurred in February and August 2002.  However, the disbursement of the third tranche in the amount of $73 million at the March 31, 2003 exchange rate, scheduled for November 2002, has been delayed for an undetermined period by BNDES.

The second part of the agreement relates to the Parcel A costs which are certain costs that each distribution company is permitted to defer and pass through to its customers via a future tariff adjustment. Parcel A costs are limited by the concession contracts to the cost of purchased power and certain other costs and charges. The Brazilian regulator had granted tariff increases to recover a portion of previously deferred Parcel A costs. However, due to uncertainty surrounding the Brazilian economy, the regulator had delayed approval of some Parcel A tariff increases. As part of the agreement, a tracking account that was previously established was officially defined. Parcel A costs incurred previous to January 1, 2001 were not allowed under the definition of the tracking account. As a result, in 2001, the Company wrote-

off approximately $160 million ($101 million representing the Company’s portion from equity affiliates) of Parcel A costs incurred prior to 2001 that will not be recovered.  However, on April 4, 2003, the Brazilian government issued a decree postponing for a 1-year period tracking account tariff increases. According to this decree, the passing through to tariffs of the amounts accumulated in the tracking account for the distribution concessionaires which tariff reset is scheduled to occur from April 8, 2003 to April 7, 2004 will be postponed to the subsequent year’s tariff adjustment. As a result, for instance, in the case of Eletropaulo, the pass-through of the tracking account balance, which should originally occur on July 4, 2003, is now postponed to July 4, 2004. This amount, added to the amount to be accumulated in the twelve following months, shall be recovered over a 24-month period rather than the usual 12-month period. As a consideration for the delay of the tracking account pass-through, the government has stated that it intends to make available, through BNDES, a special credit line to provide compensation for the tracking account deferral. However, this alternative is still under discussion and a formal decision on its implementation has not been reached.

According to the rules of the Brazilian wholesale energy market (“MAE”) in full force and effect during the rationing period, Sul was permitted to record additional revenue and a corresponding receivable from the MAE in the fourth quarter of 2001. However, the electricity regulator, ANEEL promulgated Order 288 which retroactively changed the MAE rules related to the allocation of Itaipu’s energy, and resulted in a change in the calculation methods for electricity pricing in the MAE. This is the primary reason why Sul has refused to adhere to the industry-wide rationing agreement.  The Company recorded a pretax provision of approximately $160 million, including the amounts for Sul, against revenues during May 2002 to reflect the negative impacts of this retroactive regulatory decision. Sul filed an injunction in October 2002, which was upheld in December 2002, forcing MAE to keep its original values. The injunction was reversed in the beginning of February 2003. Sul continues to pursue judicial options to address this situation.

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

On September 3, 2002, ANEEL issued an order providing that the formula for adjusting the tariffs applicable to distribution companies, which were scheduled to be reset in 2003, should be based on a replacement cost method. The Company, together with other electric distribution companies, disagrees with the proposed method and filed a lawsuit advocating that a minimum bid price methodology be used to set the rate base. The companies have not obtained an injunction to date, but the lawsuit is ongoing. Taken alone, the methodology proposed in ANEEL’s order would lead to a significantly lower adjustment in the tariff than would methodologies proposed by the distribution companies. Another pending issue relates to the “X” factor determination methodology. The X factor is intended to permit the regulator to adjust tariffs so that consumers may share in the distribution company’s realization of increased operating efficiencies. The X factor can be adjusted by a variable which can range from -1% to +1%, depending both on the results of the current year consumer satisfaction survey and the changes in the costs related to personnel expenses.  ANEEL is to launch a public hearing process in order to discuss the methodology to be applied. These results are likely to influence Eletropaulo’s tariff reset process, which is currently ongoing and shall be concluded by July 4, 2003, when the regulator will determine the tariff reset number for Eletropaulo. Meanwhile, Eletropaulo is expecting a preliminary tariff reset proposal to be made available by the regulator. Because a number of factors related to the tariff reset process have yet to be determined, we are unable to predict the ultimate impact for Eletropaulo at this point.

On April 19, 2002, Sul was granted a rate increase by ANEEL, the regulatory body in Brazil responsible for tariff changes. The tariff increase would result in an 18.27% increase in revenue without considering any growth or change in customer mix. Sul is appealing several items from the tariff reset process on various levels. Should all appeals fail, the 18.27% increase will remain in effect.

Finally, the recently elected government has made statements in the press of its intention to review the existing electric sector model. The Ministry of Mines and Energy has formed a group to study the purpose of designing a new model; however, the results of which have not been officially disclosed.

                                                Venezuela

The political environment and economy in Venezuela continue to be in a state of crisis. The economy has suffered from falling oil revenues, capital flight and a decline in foreign reserves. The country is experiencing negative GDP growth, high unemployment, significant foreign currency fluctuations and political instability. Beginning December 2, 2002, Venezuela experienced a forty-five day nationwide general strike that affected a significant portion of the Venezuelan economy, including the city of Caracas and the oil industry. This general strike has affected the normal conduct of EDC’s business. In combination, these circumstances create significant uncertainty surrounding the performance, cash flow and potential for profitability of EDC. However, AES is not required to support the potential cash flow or debt service obligations of EDC. AES’s total investment in EDC at March 31, 2003 was approximately $1.8 billion.

In February 2002, the Venezuelan Government decided not to continue support of the Venezuelan currency, which has caused significant devaluation. As a result of this decision by the Venezuelan government, the U.S. dollar to Venezuelan exchange rate had floated as high as 1,853 before declining to 1,600 at March 31, 2003, as compared with 1,403 at December 31, 2002. EDC uses the U.S. dollar as its functional currency. A portion of its debt is denominated in the Venezuelan bolivar, and as of March 31, 2003, EDC has net Venezuelan bolivar monetary liabilities thereby creating foreign currency gains when the Venezuelan bolivar devalues. During the first quarter of 2003, the Company recorded pre-tax foreign currency transaction gains of approximately $4 million, as well as approximately $5 million of pre-tax mark to market gains on a foreign currency forward contract due to a decline in the Venezuelan bolivar to the U.S. dollar exchange rate. The tariffs at EDC are adjusted semi-annually to reflect fluctuations in inflation and the currency exchange rate. However, a failure to receive such adjustment to reflect changes in the exchange rate and inflation could adversely affect the Company’s results of operations.

Effective January 21, 2003, the Venezuelan Government and the Central Bank of Venezuela (Central Bank) agreed to suspend the trading of foreign currencies in the country for five business days and to establish new standards for the foreign currency exchange regime. On February 5, 2003, the Venezuelan Government and the Central Bank entered into an exchange agreement that governs the Foreign Currency Management Regime, and establishes the applicable exchange rate. The exchange agreement established certain conditions including the centralization of the purchase and sale of currencies within the country by the Central Bank, and the incorporation of the Foreign Currency Management Commission (CADIVI) to administer the execution of the exchange agreement and establish certain procedures and restrictions. The acquisition of foreign currencies will be subject to the prior registration of the interested party and the issuance of an authorization to participate in the exchange regime. Furthermore, CADIVI will govern the provisions of the exchange agreement, define the procedures and requirements for the administration of foreign currencies for imports and exports, and authorize purchases of currencies in the country. The exchange rates set by such agreements are 1,596 bolivars per U.S. dollar for purchases and 1,600 bolivars per U.S. dollar for sales. These actions may impact the ability of EDC to distribute cash to the parent.  The financial statements for the first quarter of 2003 used the official exchange rate of 1,600 bolivars per U.S. dollar to translate the results of operations for the portion of the first quarter that exchange controls were in place.  However, if the Company had used the last traded exchange rate of 1,853 bolivars per U.S. dollar prior to the effectiveness of exchange controls, pre-tax income for the quarter would have increased by approximately $8 million primarily due to additional gains that would have been realized on bolivar-denominated debt.

In a Resolution passed on April 14, 2003, CADIVI published a list of import duty codes identifying goods that have been approved for foreign currency purchases by registered companies.  On April 28, 2003, CADIVI notified EDC that its registration to import such goods had been approved. On April 22, 2003, CADIVI published the general procedures regarding the acquisition of foreign currency for payments of external debt entered into by private companies prior to January 22, 2003.

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

At March 31, 2003, EDC was not in compliance with two of its net worth covenants on $131 million and $9 million of non-recourse debt primarily due to the impact of the devaluation of the Venezuelan Bolivar. EDC has received a verbal notice extending a waiver on the $131 million debt obligation.  The lender has informed EDC that the formal written waiver request is on the agenda for its next scheduled committee meeting.  EDC anticipates receipt of the written waiver in late May 2003. EDC has requested and received a written waiver on the $9 million debt obligation, which is effective through June 30, 2003.  Of the above-mentioned debt, approximately $102 million is classified as non-recourse debt—long term in the accompanying consolidated balance sheets. The remainder is classified as non-recourse debt—current portion.

                                                United Kingdom

Drax, a subsidiary of AES, is the operator of the Drax Power Plant, Britain’s largest power station. On November 14, 2002, TXU Europe Energy Trading Limited (“TXU EET”) was required to make a £49 million payment to Drax for power purchased in October under the hedging contract (“Hedging Agreement”) between Drax and TXU EET. TXU EET failed to make the payment, and attempts to negotiate a solution acceptable to both parties proved unsuccessful. On November 18, 2002, Drax terminated the Hedging Agreement, with immediate effect, on the grounds of TXU EET’s failure to provide the credit support of approximately £270 million required under the terms of the Hedging Agreement. On November 19, 2002, TXU EET and certain other entities including the guarantor of the Hedging Agreement, TXU Europe Group plc (“TXU Group”), were placed into administration. Following termination of the Hedging Agreement, and the placing of TXU EET and TXU Group into administration, Drax has been working cooperatively with its lenders to address the liquidity needs of the project, including letters of credit required to support trading Drax’s output in the open market. Drax has submitted a claim for capacity damages of approximately £266 million in accordance with the terms of the Hedging Agreement as well as a claim of approximately £85 million for unpaid electricity delivered in October and November. The Hedging Agreement accounted for approximately 60% of the revenues generated by Drax and payments under this agreement were significantly higher than Drax is currently receiving in the open market. As a result of the termination of the Hedging Agreement, the Company recorded an after-tax impairment loss of approximately $893 million in the fourth quarter of 2002. Drax is classified as held for sale in the accompanying consolidated balance sheets.

On December 13, 2002, Drax signed a standstill agreement (the “Standstill Agreement”) with certain of its senior lenders to provide Drax time to restructure its business after the termination of the Hedging Agreement. Pursuant to the terms of the Standstill Agreement, Drax submitted to the senior creditors a business plan on February 28, 2003 followed by a Restructuring Proposal on March 15, 2003 which are currently being considered by the senior creditors.  The Standstill Agreement provides temporary and/or permanent waivers by certain of the senior lenders of defaults that have occurred or could occur up to the expiry of the standstill period on May 31, 2003 including a permanent waiver resulting from termination of the Hedging Agreement.

Since certain of Drax’s forward looking debt service cover ratios as of June 30, 2002 were below required levels, Drax, was not able to make any cash distributions to Drax Energy, the holding company high-yield note issuer, at that time. Drax expects that the ratios, if calculated as of December 31, 2002, would also have been below the required levels at December 31, 2002 since any improvement in the ratios for the period ended December 31, 2002 would have required a favorable change in the forward curve for electricity prices during the period from June 30, 2002 to December 31, 2002 and such favorable change did not occur. As part of the Standstill Agreement signed by the Drax entities and its senior lenders, the debt service coverage ratios as of December 31, 2002 were not calculated by the bank group. As a consequence of the foregoing, Drax was not permitted to make any distributions to Drax Energy. As a result, Drax Energy was unable to make the full amount of the interest payment of $11.5 million and £7.6 million due on its high-yield notes on February 28, 2003. Drax Energy’s failure to make the full amount of the required interest payment constitutes an event of default under its high-yield notes, although pursuant to intercreditor agreements the holders of the high-yield notes have no enforcement rights until 90 days following the delivery of certain notices under the intercreditor arrangements.

On September 30, 2002, AES Barry entered into a tolling agreement with TXU EET and an associated guarantee agreement (subject to a cap) with TXU Group. On November 19, 2002, TXU EET and certain other entities including TXU Group were placed into administration, and AES Barry subsequently terminated the tolling agreement on November 26, 2002 on the grounds of insolvency of TXU EET and TXU Group. As a result of the termination of the tolling agreement, the Company recorded an after-tax impairment loss of approximately $120 million in the fourth quarter of 2002. On December 20, 2002, AES Barry signed a standstill agreement with its senior lenders to provide time for AES Barry to investigate the options available to restructure the business. The standstill agreement provides waivers by the senior lenders of certain defaults that have occurred or could occur up to the expiry of the standstill period on

March 31, 2003.  The parties have subsequently agreed to extend the standstill agreement until May 16, 2003.  During the first quarter of 2003, after exploring several strategic options related to AES Barry, AES committed to a plan to sell its ownership in this business and has classified it as available for sale.

Results of Operations

Revenues

Revenues increased $22 million, or 1%, to $2.2 billion during the first quarter of 2003 compared to $2.2 billion for the first quarter of 2002. The increase in revenues is due to new operations from greenfield projects, harsher weather conditions and improved market prices, particularly in North America.  These factors were offset by greater currency devaluation in the first quarter of 2003 compared with the first quarter of 2002.  AES is a global power company which operates in 30 countries around the world. The breakdown of AES’s revenues for the three month periods ended March 31, 2003 and 2002, based on the business segment and geographic region in which they were earned, is set forth below.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	% Change
	(in $millions)
Large Utilities:
North America	$217	$198	10%
South America	354	382	(7)%
Caribbean*	128	186	(31)%
Total Large Utilities	$699	$766	(9)%

Growth Distribution:
South America	$90	$142	(37)%
Caribbean*	138	133	4%
Europe/Africa	108	91	19%
Total Growth Distribution	$336	$366	(8)%

Total Regulated Revenues	$1,035	$1,132	(9)%

*                                         Includes Venezuela and Colombia

Regulated revenues. Regulated revenues decreased $97 million, or 9%, to $1.0 billion for the first quarter of 2003 compared to the same period in 2002. Generally regulated revenues decreased due to amortization of margin recovery at Eletropaulo, the effects of currency devaluation, and civil unrest in Venezuela. These effects were partially offset by greater revenues at IPALCO due to weather conditions. Regulated revenues will continue to be impacted by temperatures that vary from normal in the state of Indiana and the metropolitan areas of Sao Paulo in Brazil and Caracas in Venezuela, as well as fluctuations in the value of Brazilian and Argentine currencies.

Large utilities revenues decreased $67 million, or 9%, to $699 million for the first quarter of 2003 from $766 million for the first quarter of 2002, which was comprised of decreases at EDC and Eletropaulo partially offset by an increase at IPALCO.  Revenues at EDC declined $59 million during the three months ended March 31, 2003 as a result of several factors.  First, EDC recorded lower energy sales during the first quarter of 2003 than the first quarter of 2002 as a direct result of Venezuela’s general strike that continued through mid-January 2003.  Also, the average exchange rate of the Venezuelan bolivar relative to the US dollar devalued 48% for the first quarter of 2003 compared to the first quarter of 2002.  Economic activity at Eletropaulo increased in 2003 as demonstrated by greater residential and commercial consumption resulting from the end of rationing in February 2002.  However, this increase was offset by the devaluation of the real and amortization of deferred regulatory assets.  These assets represent electricity purchase costs that were capitalized and deferred by

Eletropaulo during the rationing program.  The net result of these factors was a $28 million decrease in net revenues in 2003. The Company began consolidating Eletropaulo in February 2002 when control of the business was obtained.  Revenues at IPALCO increased $23 million in 2003 as a result of greater retail and wholesale revenues.  Retail revenues increased $18 million, or 10%, mostly due to a 10% increase in kWh volume attributable to an additional 604 heating degree days in 2003. The $5 million increase in wholesale revenues was primarily due to a 62% increase in the average price per kWh sold, partially offset by a 13% decrease in the quantity of wholesale kWh sold. The increase in kWh sale price was primarily due to temperatures being far below normal in the first quarter of 2003 and far above normal in 2002.

Growth distribution revenues decreased $30 million, or 8%, to $336 million for the first quarter of 2003 from $366 million for the first quarter of 2002.   Overall, segment revenues decreased $52 million in South America, increased $17 million in Europe/Africa, and increased $5 million in the Caribbean.  The decrease in South America was primarily due to a $45 million decline at Sul in Brazil caused by a 32% devaluation in the average exchange rate of the Brazilian real from the first quarter of 2002 to the first quarter of 2003.  This effect was somewhat offset by a 15% increase in mWh sold by Sul in 2003. Other decreases at our Argentine businesses related to devaluation of the Argentine peso also contributed to the decline in South America. This effect on segment revenues was partially offset by revenue increases at SONEL in Cameroon, and at CLESA, CAESS, and EEO in El Salvador.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	% Change
	(in millions)
Contract Generation:
North America	$207	$201	3%
South America	206	244	(16)%
Caribbean*	113	33	242%
Europe/Africa	122	100	22%
Asia	80	75	7%
Total Contract Generation	$728	$653	11%

Competitive Supply:
North America	$128	$92	39%
South America	31	25	24%
Caribbean*	19	15	27%
Europe/Africa	256	258	(1)%
Asia	26	26	—
Total Competitive Supply	$460	$416	11%

Total Non-Regulated Revenues	$1,188	$1,069	11%

*                                         Includes Venezuela and Colombia

Non-regulated revenues.  Non-regulated revenues increased $119 million, or 11%, to $1.2 billion for the first quarter of 2003 compared to the same period in 2002. This increase was primarily the result of placing new greenfield projects into service subsequent to March 31, 2002, improved market prices in the U.S., and increased production offset by the effects of foreign currency devaluation.  Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity in the U.K. and the Northeastern U.S.

Contract generation revenues increased $75 million, or 11%, to $728 million for the first quarter of 2003 from $653 million for the first quarter of 2002, principally due to revenues from greenfield projects put into operation subsequent to the first quarter of 2002 and revenue enhancements at other businesses.  New greenfield projects include Red Oak in North America, Puerto Rico in the Caribbean and Kelanitissa in Asia.  Among existing businesses, revenue improvements were made at

Warrior Run in North America, Los Mina and Merida in the Caribbean, and Kilroot, Tisza, Ebute and Mtkvari in Europe/Africa.  Contract generation revenues increased in all regions except South America which experienced a decrease of $38 million primarily from foreign currency devaluation.

Competitive supply revenues increased $44 million, or 11%, to $460 million for the first quarter of 2003 from $416 million for the first quarter of 2002. The increase in competitive supply revenues was due to increases in North America, South America and the Caribbean offset by a slight decrease in Europe/Africa.  In North America, competitive supply revenues increased $36 million due mainly to improved market prices in New York and the start of commercial operations at Granite Ridge subsequent to March 31, 2002. In South America revenues increased $6 million due to increased production at the Argentine businesses.  Revenues decreased by $2 million in Europe/Africa.

Gross Margin

	Three Months Ended March 31, 2003	% of Revenue	Three Months Ended March 31, 2002	% of Revenue	% Change
	(in $millions)		(in $millions)
Large Utilities:
North America	$82	38%	$76	38%	8%
South America	43	12%	89	23%	(52)%
Caribbean*	39	30%	67	36%	(42)
Total Large Utilities:	$164	23%	$232	30%	(29)%

Growth Distribution:
South America	$21	23%	$50	35%	(58)%
Caribbean*	6	4%	16	12%	(63)%
Europe/Africa	6	6%	16	18%	(63)%
Total Growth Distribution	$33	10%	$82	22%	(60)%

Total Regulated Gross Margin	$197	19%	$314	28%	(37)%

*                                         Includes Venezuela and Colombia

Regulated Gross Margin.  Regulated gross margin, which represents total revenues reduced by cost of sales, decreased $117 million, or 37%, to $197 million for the first quarter of 2003 from $314 million compared to the same period in 2002. The decrease in regulated gross margin is mainly due to lower revenues, increased purchased energy costs, and higher fuel costs.  Regulated gross margin as a percentage of revenues decreased to 19% for the first quarter of 2003 from 28% for the first quarter of 2002.

Large utilities gross margin decreased $68 million, or 29%, to $164 million for the first quarter of 2003 from $232 million for the first quarter of 2002.  Gross margin decreased $48 million at Eletropaulo due to higher costs of purchased energy and increased operating costs.  Gross margin at EDC decreased $27 million in 2003 primarily due to lower revenues and higher fuel costs.  IPALCO’s gross margin improved $7 million in 2003 due to increased prices on wholesale kWh and increased retail kWh volume primarily resulting from harsher weather conditions in the Midwestern U.S.  This effect was partially offset by greater maintenance expense and additional costs associated with purchased power resulting from a scheduled maintenance outage at one of its facilities and higher than normal wholesale energy prices in March 2003.  The large utilities gross margin as a percentage of revenues decreased to 23% for the first quarter of 2003 from 30% for the first quarter of 2002. Gross margin ratios decreased in South America and Caribbean, and remained flat in North America.

Growth distribution gross margin decreased $49 million, or 60%, to $33 million for the first quarter of 2003 from $82 million for the first quarter of 2002. Gross margin decreased in all geographic areas.  South America gross margin decreased $29 million due to reductions at Sul caused by lower revenues, effects of foreign currency devaluation, and higher non-fuel operating costs as a percentage of revenue.  Caribbean gross margin decreased $10 million mainly due to a 38% increase in the average cost of energy at Ede Este due to a combination of greater fuel costs and unfavorable foreign exchange rates. Europe/Africa gross margin decreased $10 million mainly due to an inventory adjustment and change in tax laws at Telasi offset by improved gross margin at SONEL.  The growth distribution gross margin as a percentage of revenues decreased to 10% for the first quarter of 2003 from 22% for the first quarter of 2003.

	Three Months Ended March 31, 2003	% of Revenue	Three Months Ended March 31, 2002	% of Revenue	% Change
	(in millions)		(in millions)
Contract Generation:
North America	$90	43%	$99	49%	(9)%
South America	89	43%	84	34%	6%
Caribbean*	30	27%	4	12%	NM
Europe/Africa	49	40%	44	44%	11%
Asia	33	41%	39	52%	(15)%
Total Contract Generation	$291	40%	$270	41%	8%

Competitive Supply:
North America	$39	30%	$13	14%	200%
South America	9	29%	—	—	NM
Caribbean*	8	42%	7	47%	14%
Europe/Africa	49	19%	64	25%	(23)%
Asia	9	35%	7	27%	29%
Total Competitive Supply	$114	25%	$91	22%	25%

Total Non-Regulated Gross Margin	$405	34%	$361	34%	12%

*                                         Includes Venezuela and Colombia

NM - Not Meaningful

Non-regulated gross margin. Non-regulated gross margin increased $44 million, or 12%, to $405 million for the first quarter of 2003 from $361 million during the same period in 2002. The overall increase in non-regulated gross margin is mainly due to placing certain greenfield projects into service subsequent to the first quarter of 2002, as well as operational improvements at certain businesses.  Non-regulated gross margin as a percentage of revenues remained constant at 34% for the first quarter of 2003 and 2002.

Contract generation gross margin increased $21 million, or 8%, to $291 million for the first quarter of 2003 from $270 million for the first quarter of 2002, The contract generation gross margin as a percentage of revenues decreased slightly to 40% for the first quarter of 2003 from 41% for the first quarter of 2002. Gross margin increased in South America, Caribbean and Europe/Africa but was partially offset by decreases in North America and Asia.  South America gross margin increased $5 million due to improvements at Uruguaiana and Tiete in Brazil offset by lower margin at Gener in Chile.  Caribbean gross margin increased $26 million as a result of placing Puerto Rico into operation subsequent to the first quarter of 2002.  Europe/Africa gross margin increased $5 million due to increased production at Ebute.  North America gross margin decreased $9 million mainly due to a reduction in contracted capacity payments at Shady Point. Asia gross margin decreased $6 million mainly due to lower margins at our Chigen business.

Competitive supply gross margin increased $23 million, or 25%, to $114 million for the first quarter of 2003 from $91 million for the first quarter of 2002.  Competitive supply gross margin as a percentage of revenues increased to 25% for the first quarter of 2003 from 22% for the first quarter of 2002. Gross margin increased in North America, South America, the Caribbean and Asia, and decreased in Europe/Africa. North America gross margin increased $26 million due to improved market prices in New York. South America gross margin increased $9 million mainly due to operational improvements at our Argentine businesses. Europe/Africa gross margin decreased $15 million mainly due to weaker prices at Drax resulting from the loss of the TXU Hedging Agreement and increased costs due to higher volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1 million to $29 million for the first quarter of 2003 compared to the same period in 2002. Selling, general and administrative costs as a percentage of revenues remained constant at 1% for the first quarter of 2003 and 2002.

Interest expense. Interest expense increased $146 million, or 33%, to $582 million for the first quarter of 2003 compared to the same period in 2002. Interest expense as a percentage of revenue increased from 20% during the first quarter of 2002 to 26% during the same period in 2003. Interest expense increased primarily due to the interest expense at new businesses, penalties incurred at businesses in default, and additional corporate interest costs arising from the senior debt issued within the past twelve months at higher interest rates to refinance prior obligations at lower interest rates.

Interest income. Interest income increased $38 million, or 83%, to $84 million for the first quarter of 2003 compared to the same period in 2002. Interest income as a percentage of revenue increased to 4% for the first quarter of 2003 from 2% for the first quarter of 2002. Interest income increased primarily due to the consolidation of Eletropaulo for three months in the first quarter of 2003 compared with two months during the first quarter of 2002.

Other expense. Other expense increased $21 million to $32 million for the first quarter of 2003 compared to $11 million for the same period in 2002. Other expense primarily consists of losses on the sale of assets, marked-to-market losses on commodity derivatives, and costs associated with the settlement of litigation.

Other income. Other income increased $3 million to $25 million for the first quarter of 2003 compared to the same period in 2002. Other income primarily includes gains on the extinguishment of liabilities and settlement of litigation.

Loss on sale of investments and asset impairment expense. In the first quarter of 2002, EDC sold an available-for-sale security resulting in proceeds of $92 million. The realized loss on the sale was $57 million. Approximately $48 million of the loss related to recognition of previously unrealized losses which had been recorded in other comprehensive income.

Foreign currency transaction gains (losses). The Company recognized foreign currency transaction gains of $52 million during the first quarter of 2003 compared to losses from foreign currency transactions of $70 million in the first quarter of 2002. This change was the result of several factors.  The Company recorded $25 million of foreign currency transaction gains at Parana during the first quarter of 2003 compared with $134 million of foreign currency transaction losses in the first quarter of 2002.  Also, the Company experienced a $31 million reduction in foreign currency transaction losses within the growth distribution segment, primarily at the businesses located in South America and the Caribbean.  These improvements were partially offset by a $65 million decrease in foreign currency transaction gains recorded at EDC in the first quarter of 2003.

Equity in pre-tax earnings of affiliates. Equity in pre-tax earnings of affiliates decreased $5 million, or 17%, to $24 million compared to the same period in 2002. Equity in earnings of affiliates decreased in 2003 due to the completion of the swap in February 2002 and the resulting consolidation of Eletropaulo, plus a reduction in earnings from our investment in CEMIG. For the quarter ended March 31, 2002, equity in pre-tax earnings of our large utilities included non-cash Brazilian foreign currency transaction losses of $34 million due to the devaluation of the Brazilian real during that period.

Income taxes. Income taxes (including income taxes on equity in earnings) decreased $22 million to $40 million for the first quarter of 2003 compared to the same period in 2002. The company’s effective tax rate was 35% for the first quarter of 2003 and 34% for the first quarter of 2002.

Minority interest in net income (losses) of subsidiaries. The Company recorded $31 million of minority interest expense during the first quarter of 2003 compared to minority interest income of $10 million during the first quarter of 2002.  Increased minority interest expense in growth distribution, contract generation and competitive supply were somewhat offset by decreased large utilities minority interest expense.

Large utilities minority interest expense decreased $31 million to expense of $4 million in the first quarter of 2003 from expense of $35 million for the first quarter of 2002. Decreases in minority interest expense occurred at Eletropaulo, EDC and CEMIG.

Growth distribution minority interest changed to an expense of $9 million for the first quarter of 2003 compared to a benefit of $11 million for the first quarter of 2002. $13 million of the change in growth distribution minority interest occurred at our businesses in South America. Additional expense was also recognized at SONEL and Ede Este in 2003.

Contract generation minority interest expense increased $6 million to $14 million in the first quarter of 2003 compared to expense of $8 million in the first quarter of 2002. The change is primarily due to the sharing of earnings by the minority partners of Tiete in Brazil and at several of our Asian businesses.

Competitive supply minority interest changed by $46 million to expense of $4 million in the first quarter of 2003 compared to a benefit of $42 million in the first quarter of 2002. The change in competitive supply minority interest is primarily due to sharing of losses in the first quarter of 2002 at Parana.

Income from continuing operations.  Income from continuing operations decreased $45 million, or 38%, to $73 million for the first quarter of 2003 from $118 million for the first quarter of 2002. The decrease was primarily due to lower regulated gross margin, and greater interest expense and minority interest expense during the first quarter of 2003.  These changes were slightly offset by improved non-regulated gross margin, greater interest income, and from foreign currency transaction gains.

Income from operations of discontinued businesses.  During the first quarters of 2003 and 2002, the Company recorded income from operations of discontinued businesses of $22 million and $42 million, net of tax, respectively.  During the quarter ended March 31, 2003, the Company reached an agreement to sell 100% of its ownership interest in both AES Haripur Private Ltd. and AES Meghnaghat Ltd., which are generation businesses in Bangladesh.  Additionally, during the first quarter of 2003, the Company committed to a plan to sell its ownership in AES Barry.  Accordingly, these businesses were classified as discontinued in the first quarter of 2003.  During the quarter ended March 31, 2002, the Company wrote-off its investment in Fifoots after the plant was placed in administrative receivership.

Accounting change.  Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The adoption of SFAS No. 143 resulted in a cumulative reduction to income of $2 million, net of income tax effects, during the first quarter of 2003.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 resulted in a cumulative reduction to income of $473 million, net of income tax effects, during the first quarter of 2002.

Net income (loss).  The Company recorded net income of $93 million for the first quarter of 2003 compared to a net loss of $313 million during the same period in 2002. Most of this change is due to recording expense of $473 million in the first quarter of 2002 related to the cumulative effect of an accounting change.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

Non-recourse project financing

                                                General

AES is a holding company that conducts all of its operations through subsidiaries. AES has, to the extent practicable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire its electric power plants, distribution companies and related assets. Non-recourse borrowings are substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company, and are generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At March 31, 2003, AES had $5.5 billion of recourse debt and $14.0 billion of non-recourse debt outstanding.

The Company intends to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that the Company or its affiliates may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt financing may not be available or available on economically attractive terms.  If the Company decides not to provide any additional funding or credit support, the inability of any of its subsidiaries that are under construction or that have near-term debt payment obligations to obtain non-recourse project financing may result in such subsidiary’s insolvency and the loss of the Company’s investment in such subsidiary. Additionally, the loss of a significant customer at any of the Company’s subsidiaries may result in the need to restructure the non-recourse project financing at that subsidiary, and the inability to successfully complete a restructuring of the non-recourse project financing may result in a loss of the Company’s investment in such subsidiary.

In addition to the non-recourse debt, if available, AES as the parent company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project’s non-recourse loans. The funds for these investments have been provided by cash flows from operations and by the proceeds from issuances of debt, common stock and other securities issued by the Company. Similarly, in certain of its businesses, the Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity with the Company’s subsidiaries. In such circumstances, were a subsidiary to default on a payment or supply obligation, the Company would be responsible for its subsidiary’s obligations up to the amount provided for in the relevant guarantee or other credit support.

As a result of the trading prices of AES’s equity and debt securities, counterparties may not be willing to accept general unsecured commitments by AES to provide credit support. Accordingly, with respect to both new and existing commitments, AES may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace any AES credit support.  AES may not be able to provide adequate assurances to such counterparties. In addition, to the extent AES is required and able to provide letters of credit or other collateral to such counterparties, it will limit the amount of credit available to AES to meet its other liquidity needs.

At March 31, 2003, AES had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $629 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $25 million as of March 31, 2003. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At March 31, 2003, such commitments to invest amounted to approximately $51 million (excluding those collateralized by letter-of-credit obligations).

At March 31, 2003, the Company had $193 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 6.75% per annum on the outstanding amounts. In addition, the Company had $3 million in surety bonds outstanding at March 31, 2003.

                                                Project level defaults

While the lenders under AES’s non-recourse project financings generally do not have direct recourse to the parent, defaults thereunder can still have important consequences for AES’s results of operations and liquidity, including, without limitation:

•                                            Reducing AES’s cash flows since the project subsidiary will typically be prohibited from distributing cash to AES during the pendancy of any default

•                                            Triggering AES’s obligation to make payments under any financial guarantee, letter of credit or other credit support AES has provided to or on behalf of such subsidiary

•                                            Causing AES to record a loss in the event the lender forecloses on the assets

•                                            Triggering defaults in the parent’s outstanding debt. For example, the parent’s revolving credit agreement and outstanding senior notes, senior subordinated notes, and junior subordinated notes include events of default for certain bankruptcy related events involving material subsidiaries. In addition, the parent’s revolving credit agreement includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2002, Eletropaulo in Brazil and Edelap, Eden/Edes, Parana and TermoAndes, all in Argentina, are still in default. In addition, during the first quarter of 2003, CEMIG and Sul in Brazil, and Drax and Barry in the United Kingdom each went into default on its outstanding debt.  The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $4.4 billion at March 31, 2003.

At March 31, 2003, EDC was not in compliance with two of its net worth covenants on $131 million and $9 million of non-recourse debt primarily due to the impact of the devaluation of the Venezuelan Bolivar. EDC has received a verbal notice extending a waiver on the $131 million debt obligation.  The lender has informed EDC that the formal written waiver request is on the agenda for its next scheduled committee meeting.  EDC anticipates receipt of the written waiver in late May 2003. EDC has requested and received a written waiver on the $9 million debt obligation, which is effective through June 30, 2003.  Of the above-mentioned debt, approximately $102 million is classified as non-recourse debt—long term in the accompanying consolidated balance sheets. The remainder is classified as non-recourse debt—current portion.

Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or paid. Sul had outstanding debentures of $55 million, at the March 31, 2003 exchange rate, that were restructured on December 1, 2002. The restructured debentures have partial interest payments due in June 2003 and December 2003 and principal payments due in 12 equal monthly installments commencing on December 1, 2003. On April 24, 2003 a waiver with respect to a $30 million payment default by AES Cayman Guaiba under its $300 million syndicated loan expired.  The lenders have indicated their willingness to extend the waiver until the earlier of May 24, 2003 and the execution of satisfactory final documentation in respect of the restructuring of such loan.  There can be no assurance, however, that such waiver will be granted or that such restructuring will be successful.  The Company has guaranteed up to $50 million of AES Cayman Guaiba’s obligations under the $300 million syndicated loan.

None of the AES subsidiaries in default on their non-recourse project financings at March 31, 2003 are material subsidiaries as defined in the parent’s indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent’s revolving credit agreement or other outstanding indebtedness or the SELLS loans referred to in our Annual Report on Form 10-K, nor are they expected to otherwise have a material adverse effect on the Company’s results of operations or financial condition.

Consolidated cash flow

At March 31, 2003, cash and cash equivalents totaled $1.2 billion compared to $769 million at December 31, 2002. The $394 million increase resulted from the $446 million provided by operating activities and the $195 million provided by investing activities offset by the $225 million used by financing activities. The net use of cash by financing activities was primarily the result of a $224 million net repayment of non-recourse debt and other coupon-bearing securities during the first quarter of 2003. At March 31, 2003, the Company had a consolidated net working capital deficit of ($4.9) billion compared to ($2.2) billion at December 31, 2002. Included in net working capital at March 31, 2003 is approximately $4.0 billion from the current portion of long-term debt. The Company expects to refinance a significant amount of the current portion of long-term non-recourse debt.  There can be no guarantee that these refinancings can be completed or will have terms as favorable as those currently in existence. There are some subsidiaries that issue short-term debt and commercial paper in the normal course of business and continually refinance these obligations. The decrease in working capital is mainly due to the increased current liabilities of discontinued operations and businesses held for sale.

Parent company liquidity

Because of the non-recourse nature of most of AES’s indebtedness, AES believes that unconsolidated parent company liquidity is an important measure of the liquidity position of AES and its consolidated subsidiaries as presented on a consolidated basis.

The parent company’s principal sources of liquidity are:

•                                         Dividends and other distributions from its subsidiaries, including refinancing proceeds

•                                         Proceeds from debt and equity financings at the parent company level, including borrowings under its revolving credit facility, and

•                                         Proceeds from asset sales

•                                         Consulting and management fees

•                                         Tax sharing payments

•                                         Interest and other distributions paid during the period with respect to cash and other temporary cash investments less parent operating expenses

The parent company’s cash requirements through the end of 2003 are primarily to fund:

•                                          Interest and preferred dividends

•                                          Principal repayments of debt

•                                          Construction commitments

•                                          Other equity commitments

•                                          Compliance with environmental laws

•                                          Taxes, and

•                                          Parent company overhead

During March 2003, the Company reached an agreement to sell 100 percent of its ownership interest in both AES Haripur and AES Meghnaghat, both generation businesses in Bangladesh, for approximately $127 million in cash, plus assumption of debt and subject to certain closing adjustments.  The Company expects this sale to close in the second or third quarter of 2003.  Also during March 2003, the Company announced an agreement to sell an approximately 32% ownership interest in AES Oasis Limited (“AES Oasis”). AES Oasis is a newly created company that will own two electric generation development projects and desalination plants in Oman and Qatar (AES Barka and AES Ras Laffan, respectively), the oil-fired generating facilities, AES LalPir and AES PakGen in Pakistan, as well as future power projects in the Middle East. AES expects this sale to close in the second or third quarter of 2003. Completion of the AES

Oasis transaction is subject to certain conditions, including government and lender approvals. At the time of closing, AES will receive cash proceeds of approximately $150 million.

The ability of the Company’s project subsidiaries to declare and pay cash dividends to the Company is subject to certain limitations in the project loans, governmental provisions and other agreements entered into by such project subsidiaries.

In addition, certain of the Company’s regulatory subsidiaries are subject to rules and regulations that could possibly result in a restriction on their ability to pay dividends. For example, on February 12, 2003, the Indiana Utility Regulatory Commission (IURC) issued an Order in connection with a petition filed by Indianapolis Power & Light Company (“IPL”), the principal subsidiary of IPALCO, for approval of its financing program, including the issuance of additional long-term debt. The Order approved the requested financing but set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying a dividend, that sets forth (1) the amount of any proposed dividend, (2) the amount of dividends distributed during the prior twelve months, (3) an income statement for the same twelve-month period, (4) the most recent balance sheet, and (5) IPL’s capitalization as of the close of the preceding month, as well as a pro forma capitalization giving effect to the proposed dividend, with sufficient detail to indicate the amount of unappropriated retained earnings. If within twenty (20) calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006. On February 28, 2003, IPL filed a petition for reconsideration, or in the alternative, for rehearing with the IURC. This petition seeks clarification of certain provisions of the Order. In addition, the petition requests that the IURC establish objective criteria in connection with the reporting process related to IPL’s long term debt capitalization ratio. On March 14, 2003 IPL filed a Notice of Appeal of the IURC Order, as amended, in the Indiana Court of Appeals.  On April 16, 2003, the IURC issued its Order in response to IPL’s petition for reconsideration. The IURC declined to provide objective criteria relating to the dividend reporting process, and did not set a definitive time frame within which an investigation of a proposed dividend would be concluded. The IURC did make certain requested clarifications and corrections with regard to the Order, including the following: (1) the dividend reporting process applies only to dividends on IPL’s common stock, not on its preferred stock; (2) a confidentiality process is established to maintain confidentiality of information filed under the dividend reporting process until such information has been publicly released and is no longer confidential; (3) dividends are not to be paid until after the twenty calendar days have passed, or the Commission approves the dividend after initiating a proceeding to explore the implications of a proposed dividend; and (4) certain technical corrections.

IPL has filed three reports with the IURC under the dividend reporting process. The IURC did not initiate any proceeding in response to the three reports and they were deemed approved after twenty days had elapsed.  The Company continues to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

At March 31, 2003, parent and qualified holding company liquidity was $489 million.  Of this amount, cash at the parent company was $395 million, availability under the revolving credit facility was $28 million and cash at qualified holding companies was $66 million.  The cash held at qualifying holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S.  Such subsidiaries had no contractual restrictions on their ability to send cash to AES. AES believes that parent and qualified holding company liquidity is an important measure of liquidity for the Company because of the non-recourse nature of most of the Company’s indebtedness.  Letters of credit outstanding at March 31, 2003 under the $350 million senior secured revolving credit facility amounted to $87 million. Letters of credit outstanding outside the $350 million senior secured revolving credit facility amounted to $106 million.

While AES believes that its sources of liquidity will be adequate to meet its needs through the end of 2003, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices, the ability of its subsidiaries to pay dividends and the timing and amount of asset sale proceeds. In addition, there can be no assurance that these sources will be available when needed or that AES’s actual cash requirements will not be greater than anticipated.

Foreign currency exchange rates

Through its equity investments in foreign affiliates and subsidiaries, AES operates in jurisdictions with currencies other than the Company’s functional currency, the U.S. dollar. Such investments and advances were made to fund equity requirements and to provide collateral for contingent obligations. Due primarily to the long-term nature of the investments and advances, the Company accounts for any adjustments resulting from translation of the financial statements of its foreign investments as a charge or credit directly to a separate component of stockholders’ equity until such time as the Company realizes such charge or credit. At that time, any differences would be recognized in the statement of operations as gains or losses.

In addition, certain of the Company’s foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time.  The Company’s subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences; however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $4.0 billion in cumulative foreign currency translation adjustment losses at March 31, 2003 reported in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Forward-looking statements

Certain statements contained in this Form 10-Q are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date hereof. Forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “may,” “intends,” “will,” “should” or “anticipates” or the negative forms or other variations of these terms or comparable terminology, or by discussions of strategy. Future results covered by the forward-looking statements may not be achieved. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant risks, uncertainties and other factors are discussed in the Company’s Annual Report on Form 10-K.  You are urged to read this document and carefully consider such factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company believes that there have been no material changes in its exposure to market risks during the first quarter of 2003 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14 (c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of litigation and other proceedings in Part I, Note 8 to the consolidated financial statements which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

 In February 2003 the Company issued an aggregate of 1,798,780 shares of its common stock in exchange for $36,885,000 aggregate principal amount of the Company’s outstanding senior subordinated notes. The shares were issued without registration in reliance upon Section 3(a)(9) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

3.1

Sixth Amended and Restated Certificate of Incorporation of The AES Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 26, 2003).

3.2	By-Laws of The AES Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 26, 2003).
4.1

Indenture dated as of May 8, 2003, between The AES Corporation and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.75% Second-Priority Senior Secured Notes due 2013 and 9.00% Second-Priority Senior Secured Notes due 2015.

4.2

Second Priority Collateral Trust Agreement dated as of May 8, 2003 among The AES Corporation, AES International Holdings II, Ltd., Wells Fargo Bank Minnesota, National Association, as corporate trustee and Jeffery T. Rose, as individual trustee.

4.3

Second Priority Security Agreement dated as of May 8, 2003 made by The AES Corporation to Wells Fargo Bank Minnesota, National Association, as corporate trustee and Jeffery T. Rose, as individual trustee.

4.4	The Second Priority Charge Over Shares dated as of May 8, 2003 between AES BVI II and Wells Fargo Bank Minnesota, National Association, as corporate trustee and Jeffery T. Rose, as individual trustee.
10.1

Amendment No. 1 dated as of April 14, 2003, to the Amended and Restated Credit, Reimbursement and Exchange Agreement dated as of December 31, 2002 among The AES Corporation, the Subsidiary Guarantors party thereto, the Banks party thereto, the Revolving Fronting Banks and the Drax LOC Fronting Bank party thereto and Citicorp USA, Inc., as Administrative Agent and as Collateral Agent for the Bank Parties.

10.2	The AES Corporation Employment Agreement with Mark Fitzpatrick
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2003. Information regarding the items reported on is as follows:

Date	Item Reported On

January 31, 2003	Item 5— announcement of the Company’s completion of its sale of its subsidiary, CILCORP, Inc., to Ameren Corporation.

February 20, 2003	Item 5— disclosure of the Company’s financial results for the year ended December 31, 2002.

February 28, 2003

Item 9— announcement of information regarding an order issued by the Indiana Utility Regulatory Commission (IURC) in connection with a petition filed by the Company’s indirect subsidiary, Indianapolis Power & Light Company (IPL), a regulated utility subsidiary of the Company’s subsidiary IPALCO Enterprises, Inc., for approval of its financing program, including the issuance of additional long-term debt.

April 4, 2003

Item 5— announcement of the Company’s intent to launch a proposed refinancing transaction that will include an offering of new second priority senior secured notes which will fund a cash tender offer to acquire a portion of certain of its outstanding senior and subordinated notes and an amendment and partial paydown of outstanding borrowings under its senior bank facility

April 10, 2003	Item 9— disclosure of non-recourse debt maturity schedule.

April 15, 2003	Item 5— announcement that the Company’s lenders have approved a proposed amendment and partial paydown in the amount of $475 million of outstanding borrowings under its senior bank facility.

April 24, 2003	Item 9— announcement of additional information regarding the IPL dividend approval process ordered by the IURC.

April 24, 2003

Item 5— announcement of the Company’s launching of private placement of approximately $1 billion principal amount of second priority senior secured notes which will be secured by second priority liens on (1) the capital stock of certain subsidiaries of AES and (2) certain intercompany receivables, certain intercompany notes and intercompany tax sharing agreements owed to AES by its subsidiaries.

April 25, 2003	Item 9 and Item 12— disclosure of the Company’s expected financial results for the first quarter of 2003.

May 1, 2003	Item 5, Item 9 and Item 12— disclosure of the Company’s financial results for the first quarter of 2003.

May 2, 2003	Item 5— announcement that the Company had priced an offering of $1.8 billion of second priority senior secured notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AES Corporation
(Registrant)

Date: May 15, 2003	By:	/s/ Barry J. Sharp
Name: Barry J. Sharp Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page

3.1

Sixth Amended and Restated Certificate of Incorporation of The AES Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 26, 2003).

3.2	By-Laws of The AES Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 26, 2003).
4.1

Indenture dated as of May 8, 2003, between The AES Corporation and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.75% Second-Priority Senior Secured Notes due 2013 and 9.00% Second-Priority Senior Secured Notes due 2015.

4.2

Second Priority Collateral Trust Agreement dated as of May 8, 2003 among The AES Corporation, AES International Holdings II, Ltd., Wells Fargo Bank Minnesota, National Association, as corporate trustee and Jeffery T. Rose, as individual trustee.

4.3

Second Priority Security Agreement dated as of May 8, 2003 made by The AES Corporation to Wells Fargo Bank Minnesota, National Association, as corporate trustee and Jeffery T. Rose, as individual trustee.

4.4	The Second Priority Charge Over Shares dated as of May 8, 2003 between AES BVI II and Wells Fargo Bank Minnesota, National Association, as corporate trustee and Jeffery T. Rose, as individual trustee.
10.1

Amendment No. 1 dated as of April 14, 2003, to the Amended and Restated Credit, Reimbursement and Exchange Agreement dated as of December 31, 2002 among The AES Corporation, the Subsidiary Guarantors party thereto, the Banks party thereto, the Revolving Fronting Banks and the Drax LOC Fronting Bank party thereto and Citicorp USA, Inc., as Administrative Agent and as Collateral Agent for the Bank Parties.

10.2	The AES Corporation Employment Agreement with Mark Fitzpatrick
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                                a.             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                                b.             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

                                                c.             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                                a.             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                                                b.             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                                a.             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                                b.             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

                                                c.             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                                a.             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                                                b.             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

/s/ Barry J. Sharp
Name: Barry J. Sharp
Chief Financial Officer