Form 10-Q
period 2003-06-30
AES CORPORATION
filed 2003-08-13
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at August 1, 2003, was 619,725,595.

THE AES CORPORATION

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(in millions, except per share amounts)		(in millions, except per share amounts)
Revenues:
Regulated	$1,094	$1,033	$2,112	$2,148
Non-regulated	1,098	1,005	2,273	2,066
Total revenues	2,192	2,038	4,385	4,214
Cost of sales:
Regulated	906	942	1,717	1,748
Non-regulated	795	660	1,566	1,361
Total cost of sales	1,701	1,602	3,283	3,109

Selling, general and administrative expenses	(32)	(27)	(62)	(54)
Interest expense	(589)	(524)	(1,173)	(961)
Interest income	68	109	151	152
Other expense	(25)	—	(50)	(6)
Other income	102	46	125	59
Loss on sale or write-down of investments and asset impairment expense	(24)	(59)	(30)	(116)
Foreign currency transaction gains (losses), net	109	(136)	160	(200)
Equity in pre-tax earnings of affiliates	21	26	45	55
Income (loss) before income taxes and minority interest	121	(129)	268	34
Income tax expense (benefit)	34	(7)	73	54
Minority interest in net income (losses) of subsidiaries	22	(21)	53	(31)
Income (loss) from continuing operations	65	(101)	142	11
Loss from operations of discontinued businesses (net of income taxes of $0, $(11), $7 and $31, respectively)	(194)	(141)	(175)	(93)
Loss before cumulative effect of accounting change	(129)	(242)	(33)	(82)
Cumulative effect of accounting change (net of income taxes of $0, $(83), $1 and $72, respectively)	—	127	(2)	(346)
Net loss	$(129)	$(115)	$(35)	$(428)

Basic earnings per share:
Income (loss) from continuing operations	$0.11	$(0.19)	$0.25	$0.02
Discontinued operations	(0.33)	(0.27)	(0.31)	(0.17)
Cumulative effect of accounting change	—	0.24	—	(0.65)
Total	$(0.22)	$(0.22)	$(0.06)	$(0.80)
Diluted earnings per share:
Income (loss) from continuing operations	$0.11	$(0.19)	$0.25	$0.02
Discontinued operations	(0.33)	(0.27)	(0.31)	(0.17)
Cumulative effect of accounting change	—	0.24	—	(0.65)
Total	$(0.22)	$(0.22)	$(0.06)	$(0.80)

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	June 30, 2003	December 31, 2002
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,653	$767
Restricted cash	498	160
Short-term investments	216	209
Accounts receivable, net of reserves of $362 and $375, respectively	1,127	1,082
Inventory	396	368
Receivable from affiliates	15	25
Deferred income taxes — current	127	130
Prepaid expenses	82	66
Other current assets	752	929
Current assets of discontinued operations and businesses held for sale	453	613
Total current assets	5,319	4,349
Property, plant and equipment:
Land	764	702
Electric generation and distribution assets	20,409	18,347
Accumulated depreciation and amortization	(4,577)	(4,051)
Construction in progress	2,430	3,212
Property, plant and equipment — net	19,026	18,210
Other assets:
Deferred financing costs — net	442	398
Investments in and advances to affiliates	704	678
Debt service reserves and other deposits	393	508
Goodwill — net	1,374	1,388
Deferred income taxes — noncurrent	1,038	939
Long-term assets of discontinued operations and businesses held for sale	3,769	6,055
Other assets	2,093	1,705
Total other assets	9,813	11,671
Total assets	$34,158	$34,230

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	June 30, 2003	December 31, 2002
	($ in millions)
Liabilities & Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,180	$1,115
Accrued interest	528	361
Accrued and other liabilities	1,405	1,122
Current liabilities of discontinued operations and businesses held for sale	2,682	588
Recourse debt—current portion	3	26
Non-recourse debt—current portion	4,545	3,299
Total current liabilities	10,343	6,511

Long-term liabilities:
Non-recourse debt	9,800	10,635
Recourse debt	5,585	5,778
Deferred income taxes	849	981
Pension liabilities	1,357	1,166
Long-term liabilities of discontinued operations and businesses held for sale	1,480	5,109
Other long-term liabilities	2,765	2,595
Total long-term liabilities	21,836	26,264
Minority interest (including discontinued operations of $0 and $41, respectively)	863	818
Commitments and contingencies (Note 8)	—	—
Company-obligated Convertible Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of AES	910	978
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	6	6
Additional paid-in capital	5,688	5,312
Accumulated deficit	(735)	(700)
Accumulated other comprehensive loss	(4,753)	(4,959)
Total stockholders’ equity (deficit)	206	(341)
Total liabilities & stockholders’ equity (deficit)	$34,158	$34,230

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
	($ in millions)
Operating activities:
Net cash provided by operating activities	$737	$1,060

Investing activities:
Property additions and project development costs	(573)	(1,291)
Proceeds from sales of interests in subsidiaries and assets, net of cash	688	29
Purchase of short-term investments, net	(13)	(90)
Proceeds from sale of available-for-sale securities	—	92
Affiliate advances and equity investments	—	(6)
Increase in restricted cash	(407)	(41)
Debt service reserves and other assets	182	84
Acquisitions, net of cash acquired	—	35
Other	1	—
Net cash used in investing activities	(122)	(1,188)

Financing activities:
Borrowings (repayments) under the revolving credit facilities, net	(8)	501
Issuance of non-recourse debt and other coupon bearing securities	2,521	1,290
Repayments of non-recourse debt and other coupon bearing securities	(2,604)	(1,454)
Payments for deferred financing costs	(68)	(7)
Proceeds from sale of common stock	335	—
Distributions to minority interests	(13)	(66)
Contributions by minority interests	19	46
Other	(2)	—

Net cash provided by financing activities	180	310
Effect of exchange rate change on cash	33	(76)
Total increase in cash and cash equivalents	828	106
Decrease (increase) in cash and cash equivalents of discontinued operations and businesses held for sale	58	(38)
Cash and cash equivalents, beginning	767	769
Cash and cash equivalents, ending	$1,653	$837

Supplemental interest and income taxes disclosures:
Cash payments for interest – net of amounts capitalized	$930	$886
Cash payments for income taxes – net of refunds	53	(6)

Supplemental schedule of noncash investing and financing activities:
Liabilities consolidated in Eletropaulo transaction	—	4,907
Common stock issued for debt retirement	23	26
Debt assumed by third parties on asset sales and disposals	1,000	125

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and six months ended June 30, 2003 and 2002, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, which are incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 13, 2003.

Certain reclassifications have been made to prior period amounts to conform to the 2003 presentation.

2.                                      Foreign Currency Translation

A business’s functional currency is the currency of the primary economic environment in which the business operates and is generally the currency in which the business generates and expends cash. Subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the currency exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions which are long-term in nature, and which the Company does not intend to settle in the forseeable future, are shown in accumulated other comprehensive loss in the stockholders’ equity (deficit) section of the balance sheet. See Note 9 for the amount of foreign currency translation adjustments recorded during the three and six months ended June 30, 2003 and 2002. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in determining net income.

The Argentine Peso appreciated relative to the U.S. dollar during both the three months and the six months ended June 30, 2003. The Company recorded approximately $24 million of pre-tax foreign currency transaction gains during the second quarter of 2003 on its U.S. dollar-denominated net liabilities of its Argentine subsidiaries representing a strengthening in the Argentine peso to U.S. dollar exchange rate from 2.94 at March 31, 2003 to 2.75 at June 30, 2003. During the six months ended June 30, 2003, the Company recorded pre-tax foreign currency transaction gains at its Argentine subsidiaries of approximately $62 million representing a strengthening of the Argentine peso relative to the U.S. dollar from 3.32 at December 31, 2002 to 2.75 at June 30, 2003.  In January 2003, CTSN, a competitive supply business in Argentina, changed its functional currency to the U.S. dollar as a result of changes in its revenue profile.

During the second quarter of 2003, the Brazilian real appreciated relative to the U.S. dollar, improving from 3.35 at March 31, 2003 to 2.87 at June 30, 2003. This appreciation resulted in pre-tax foreign currency transaction gains during the second quarter of 2003 of approximately $125 million at the Brazilian businesses that was primarily related to U.S. dollar-denominated debt of approximately $989 million. Similarly during the first six months of 2003, the Brazilian real appreciated from 3.53 at December 31, 2002 to 2.87 at June 30, 2003. The Company recorded pre-tax foreign currency transaction gains of approximately $158 million at the Brazilian businesses for the six months ended June 30, 2003.

Over the past year the Venezuela economy has suffered from falling oil revenues, capital flight and a decline in foreign reserves. The country has experienced negative GDP growth, high unemployment, significant foreign currency fluctuations and political instability. In February 2002, the Venezuelan Government decided not to continue support of the Venezuelan currency.  As a result, the Venezuelan bolivar experienced significant devaluation relative to the U.S. dollar throughout 2002 and during the first quarter of 2003. As a result of this decision by the Venezuelan government, the U.S. dollar to Venezuelan bolivar exchange rate floated as high as 1,853.  Effective January 21, 2003, the Venezuelan Government and the Central Bank of Venezuela (Central Bank) agreed to suspend the trading of foreign currencies in the country for five business days and to establish new standards for the foreign currency exchange regime. Effective February 5, 2003, the Venezuelan Government and the Central Bank entered into an exchange agreement that will govern the Foreign Currency Management Regime, and establish the applicable exchange rate. The exchange agreement established certain conditions including the centralization of the purchase and sale of currencies within the country by the Central Bank, and the incorporation of the Foreign Currency Management Commission (CADIVI) to administer the execution of the exchange agreement and establish certain procedures and restrictions. The acquisition of foreign currencies will be subject to the prior registration of the interested party and the issuance of an authorization to participate in the exchange regime. Furthermore, CADIVI will govern the provisions of the exchange agreement, define the procedures and requirements for the administration of foreign currencies for imports and exports, and authorize purchases of currencies in the country. The exchange rates set by such agreements are 1,596 bolivars per U.S. dollar for purchases and 1,600 bolivars per U.S. dollar for sales.

In a Resolution passed on April 14, 2003, CADIVI published a list of import duty codes identifying goods that have been approved for foreign currency purchases by registered companies.  On April 28, 2003, CADIVI notified C.A. La Electricidad de Caracas (“EDC”) that its registration to import such goods had been approved. On April 22, 2003, CADIVI published the general procedures regarding the acquisition of foreign currency for payments of external debt entered into by private companies prior to January 22, 2003.  EDC was able to obtain $12 million at the official rate to service external debt in July 2003.

As a result of the exchange controls in place, the value of the Venezuelan bolivar remained consistent at 1,600 bolivars per U.S. dollar throughout the three month period ended June 30, 2003. During the second quarter of 2003, the Company recorded net pre-tax foreign currency transaction losses of approximately $20 million, as well as approximately $7 million of pre-tax marked-to-market losses on foreign currency forward and swap contracts. The foreign currency transaction losses were the result of depreciation of the U.S. dollar relative to the euro, which is the currency of some portion of EDC’s debt; as well as the result of securities transactions to service EDC’s U.S. dollar-denominated debt. The tariffs at EDC are adjusted semi-annually to reflect fluctuations in inflation and the currency exchange rate. However, a failure to receive such adjustment to reflect changes in the exchange rate and inflation could adversely affect the Company’s results of operations.  During the six months ended June 30, 2003, the Company recorded net pre-tax foreign currency transaction losses of approximately $16 million, as well as approximately $1 million of pre-tax mark to market losses on foreign currency forward and swap contracts.  EDC uses the U.S. Dollar as its functional currency. A portion of EDC’s debt is denominated in the Venezuelan Bolivar and, as of June 30, 2003, EDC had net Venezuelan Bolivar monetary liabilities thereby creating foreign currency gains when the Venezuelan Bolivar devalues.

During the second quarter of 2003, the Company also experienced net foreign currency losses of $13 million at its businesses outside of Brazil, Argentina and Venezuela.  This amount includes losses of $13 million at businesses located in the Dominican Republic plus losses of $6 million at several other businesses offset by foreign currency gains of $6 million at Drax.

3.                                      Earnings Per Share

Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (in millions, except per share amounts).

	Three Months Ended June 30,
	2003			2002
	Income (loss) from continuing operations	Weighted Average Shares	EPS	Income (loss) from continuing operations	Weighted Average Shares	EPS

Basic earnings per share:
Income (loss) from continuing operations	$65	573	$0.11	$(101)	535	$(0.19)
Effect of assumed conversion of dilutive securities:
Options and warrants	—	4	—	—	—	—
Dilutive income (loss) per share:	$65	$577	$0.11	$(101)	535	$(0.19)

There were approximately 27,817,179 and 28,046,407 options outstanding at June 30, 2003 and 2002, respectively, which were omitted from the earnings per share calculation for the three months ended June 30, 2003 and 2002 because they were antidilutive. All term convertible preferred securities (“Tecons”) and convertible debt were also omitted from the earnings per share calculation for the three months ended June 30, 2003 and 2002 because they were antidilutive.

	Six Months Ended June 30,
	2003			2002
	Income from continuing operations	Weighted Average Shares	EPS	Income from continuing operations	Weighted Average Shares	EPS

Basic earnings per share:
Income from continuing operations	$142	567	$0.25	$11	534	$0.02
Effect of assumed conversion of dilutive securities:
Options and warrants	—	2	—	—	2	—
Dilutive income per share:	$142	569	$0.25	$11	536	$0.02

There were approximately 30,433,084 and 27,540,482 options outstanding at June 30, 2003 and 2002, respectively, that were omitted from the earnings per share calculation for the six months ended June 30, 2003 and 2002 because they were antidilutive.  All Tecons and convertible debt were also omitted from the earnings per share calculation for the six months ended June 30, 2003 and 2002 because they were antidilutive.

Total options outstanding at June 30, 2003 and 2002 were 42,346,101 and 32,792,419, respectively.

4.                                      Discontinued Operations and Assets Held for Sale

In July 2003, AES reached an agreement to sell 100% of its ownership interest in AES Mtkvari, AES Khrami and AES Telasi for gross proceeds of $23 million.  At June 30, 2002 these businesses were classified as held for sale and the Company recorded a pre-tax impairment charge of $204 million during the second quarter of 2003 to reduce the carrying value of the assets to their estimated fair value in accordance with SFAS No. 144.  Completion of the sales transaction is subject to certain conditions, including government and lender approvals.  AES Mtkvari and AES Khrami were previously reported in the contract generation segment and AES Telasi was previously reported in the growth distribution segment.

During the first quarter of 2003, after exploring several strategic options related to AES Barry, AES committed to a plan to sell its ownership in this business and has classified it in discontinued operations.  AES Barry was previously reported in the competitive supply segment.

AES Barry had a tolling agreement with TXU Europe Energy Trading Limited (“TXU EET”) which contracted all of the output of the AES Barry plant. The TXU EET bankruptcy administration constituted a change in circumstance, as defined by SFAS No. 144, which indicated that the carrying amount of the AES Barry long-lived net assets may not be recoverable. Accordingly, in the fourth quarter of 2002, a pre-tax impairment charge of $172 million ($120 million after-tax) was recorded to write-down the long-lived net assets of AES Barry to their fair value. The approximate fair value of long-lived assets was determined by discounting the projected future cash flows of the business.  No additional impairment was recorded when AES Barry was classified as held for sale.

On July 24, 2003, the Company reached an agreement to sell substantially all the physical assets of AES Barry to an unrelated third party for £40 million.  The sale proceeds will be used to discharge part of AES Barry’s debt, and to pay certain transaction costs and fees.  Subsequent to the transaction, the Company will continue to own the stock of AES Barry while it pursues a £60 million claim against TXU EET.  AES Barry will receive 20% of amounts recovered from the administrator.  If the proceeds from TXU EET are not sufficient to repay the bank debt, the banks have recourse to the shares of AES Barry, but have no recourse to the Company for a default by AES Barry.

On March 14, 2003 AES reached an agreement to sell 100% of its ownership interest in both AES Haripur Private Ltd. (“Haripur”) and AES Meghnaghat Ltd. (“Meghnaghat”), both generation businesses in Bangladesh, to CDC Globeleq for an equity purchase price of $127 million, which is subject to purchase price adjustments at the time of financial close.  Completion of the sales transactions as contemplated under the Stock Purchase Agreement dated March 14, 2003 (“SPA”) between AES and CDC Globeleq is subject to certain conditions, including government and lender approvals no later than August 14, 2003, on which date the SPA will terminate unless each of the parties to the SPA agreed to its extension.  While the Company believes that these consents can ultimately be obtained, it believes that obtaining these consents prior to the August 14 termination date is not likely.  Although the parties continue to discuss whether to extend the termination date, and the terms for such extension, there can be no assurance that the Company and CDC Globeleq will agree to extend the SPA or that the sale will ultimately be completed. These two businesses were previously reported in the contract generation segment.

In April 2002, AES reached an agreement to sell 100% of its ownership interest in CILCORP, a utility holding company whose largest subsidiary is Central Illinois Light Company (“CILCO”), to Ameren Corporation in a transaction valued at $1.4 billion including the assumption of debt and preferred stock at the closing. During the year ended December 31, 2002, a pre-tax goodwill impairment expense of approximately $104 million was recorded to reduce the carrying amount of the Company’s investment to its estimated fair market value. The goodwill was considered impaired since the current fair market value of the business was less than its carrying value. The fair market value of AES’s investment in CILCORP was estimated using the expected sale price under the related sales agreement. The transaction also includes an agreement to sell AES Medina Valley Cogen, a gas-fired cogeneration facility located in CILCO’s service territory. The sale of CILCORP by AES was required under the Public Utility Holding Company Act (PUHCA) when AES merged with IPALCO, a regulated utility in Indianapolis, Indiana in March 2001. The transaction closed in January 2003, and generated approximately $495 million in cash proceeds, net of transaction expenses. CILCORP was previously reported in the large utilities segment.

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

Since December 12, 2002, Drax has been operating under standstill arrangements with its senior creditors (initially under the “Original Standstill Agreement” , and, after expiration thereof on May 31, 2003, under the “Further Standstill Agreement,” and, after expiration thereof on June 30, 2003 under the “Third Standstill Agreement”, which is scheduled to expire on August 14, 2003) for the purpose of providing Drax and its senior creditors with a period of stability during which discussions regarding a consensual restructuring (the “Restructuring”) could take place.  The Original Standstill Agreement, the Further Standstill Agreement and the Third Standstill Agreement provide temporary and/or permanent waivers by certain of the senior lenders of defaults that have occurred or could occur up to the expiration of the standstill period on August 14, 2003 including a permanent waiver resulting from termination of the Hedging Agreement.

Based on negotiations through the end of June, Drax, AES and the steering committee (the “Steering Committee”) representing the syndicate of banks (the “Senior Lenders”), which financed the Eurobonds issued by Drax to finance the acquisition of the Drax power plant, and the ad hoc committee formed by holders of Drax’s Senior Bonds (the “Ad Hoc Committee” and, together with the Steering Committee, the “Senior Creditors Committees”), reached agreement on more detailed terms of the Restructuring, and each of the Senior Creditors Committees, Drax and AES indicated their support for a Restructuring to be implemented based upon the proposed restructuring terms (the “Restructuring Proposal”) that was published by Drax on Form 6-K on June 30, 2003.

Since certain of Drax’s forward looking debt service cover ratios as of June 30, 2002 were below required levels, Drax was not able to make any cash distributions to Drax Energy, the holding company high-yield note issuer, at that time. Drax expects that the ratios, if calculated as of December 31, 2002, or as of June 30, 2003 would also have been below the required levels at December 31, 2002 or June 30, 2003, as applicable.  In addition, as part of the standstill arrangements, Drax deferred a certain portion of the principal payments due to its Senior Lenders as of December 31, 2002 and as of June 30, 2003. As a consequence of the foregoing, Drax was not permitted to make any distributions to Drax Energy. As a result, Drax Energy was unable to make the full amount of the interest payment of $11.5 million and £7.6 million due on its high-yield notes on February 28, 2003. Drax Energy’s failure to make the full amount of the required interest payment constitutes an event of default under its high-yield notes, although pursuant to intercreditor agreements the holders of the high-yield notes had no enforcement rights until 90 days following the delivery of certain notices under the intercreditor arrangements.  The high yield note holders delivered a notice of acceleration on May 19, 2003 and delivered the required notices under the intercreditor arrangements on May 28, 2003.

In December 2002, AES reached an agreement to sell 100% of its ownership interest in both AES Mt. Stuart and AES Ecogen, both generation businesses in Australia, to Origin Energy Limited and to a consortium of Babcock & Brown and Prime Infrastructure Group, respectively. The total sales price for both businesses was approximately $171 million. The sale of AES Mt. Stuart closed in January 2003 and resulted in a loss on sale of approximately $2 million after tax. The sale of AES Ecogen closed in February 2003 and resulted in a gain on sale of approximately $23 million after tax. AES Mt. Stuart and AES Ecogen were previously reported in the contract generation segment.

In December 2002, AES reached an agreement to sell 100% of its ownership interests in Songas Limited (“Songas”) and AES Kelvin Power (Pty.) Ltd. (“AES Kelvin”) to CDC Globeleq for approximately $337 million, which includes the assumption of project debt. The sale of AES Kelvin closed in March 2003, and the sale of Songas closed in April 2003.  Both Songas and AES Kelvin were previously reported in the contract generation segment.

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

All of the business components discussed above are classified as discontinued operations in the accompanying consolidated statements of operations. Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date. The revenues associated with the discontinued operations were $47 million and $74 million for the three months ended June 30, 2003 and 2002, respectively, and $224 million and $605 million for the six months ended June 30, 2003 and 2002, respectively. The pretax loss associated with the discontinued operations were $194 million and $152 million for the three months ended June 30, 2003 and 2002, respectively, and $168 million and $62 million for the six months ended June 30, 2003 and 2002, respectively.

The loss on disposal and impairment write-downs for those businesses sold or held for sale, net of tax associated with the discontinued operations, was $210 million and $170 million for the three months ended June 30, 2003 and 2002, respectively.  The loss on disposal and impairment write-downs for those businesses sold or held for sale, net of tax associated with the discontinued operations, was $195 million and $202 million for the six months ended June 30, 2003 and 2002, respectively.

The assets and liabilities associated with the discontinued operations and assets held for sale are segregated on the consolidated balance sheets at June 30, 2003 and December 31, 2002. The carrying amount of major asset and liability classifications for businesses recorded as discontinued operations and held for sale are as follows:

	June 30, 2003	December 31, 2002
	(in millions)
ASSETS:
Cash	$156	$143
Short-term investments	1	2
Accounts receivable, net	118	239
Inventory	65	131
Property, plant and equipment	3,473	4,790
Other assets	409	1,363
Total assets	$4,222	$6,668

LIABILITIES:
Accounts payable	$44	$128
Current portion of long-term debt	2,480	186
Long-term debt	312	3,534
Other liabilities	1,326	1,849
Total liabilities	$4,162	$5,697

5.                                      Other Asset Sales and Impairment Expense

In 1999 the Company initiated a development project in Honduras which consisted of a 580-MW combined-cycle power plant fueled by natural gas; a liquefied natural gas import terminal with storage capacity of one million barrels; and transmission lines and line upgrades (together “El Faro” or “the Project”).  During 2002, the Company announced a number of strategic initiatives designed to stabilize the financial condition of the Company, which included the sale of all or part of certain of the Company’s subsidiaries and significantly reducing the amount of capital invested in development projects.  During April 2003, after consideration of existing business conditions and future opportunities, the Company elected to offer the Project for sale. While discussions have been ongoing, no formal agreements have been reached thus far.  Upon review of the current circumstances surrounding the Project, the Company believes that, in accordance with Statement of Financial Accounting Standards No. 144, the Project is deemed to be impaired since the carrying amount of the Company’s investment in the Project exceeds its fair value.  As a result during the three months ended June 30, 2003, the Company has written off capitalized costs of approximately $22 million associated with the Project.

During March 2003, the Company announced an agreement to sell an approximately 32% ownership interest in AES Oasis Limited (“AES Oasis”). AES Oasis is a newly created entity that was originally planned to own two electric generation projects and desalination plants in Oman and Qatar (AES Barka and AES Ras Laffan, respectively), the oil-fired generating facilities, AES LalPir and AES PakGen in Pakistan, as well as future power projects in the Middle East. During the second quarter of 2003, the parties agreed in principle to alter the structure of the transaction to exclude AES Ras Laffan, the Company’s electric generation project and desalination plant in Qatar, and to offer for sale approximately 39% of our ownership interest in the revised AES Oasis entity.  Completion of the sale as contemplated under the agreement is subject to certain conditions, including government and lender approvals that must be met and obtained prior to October 31, 2003, on which date the Oasis Stock Purchase Agreement (“Oasis SPA”) would terminate. There can be no assurance that the sale will ultimately be completed.  At the time of closing, AES will receive cash proceeds of approximately $150 million.

6.                                      Investments in and Advances to Affiliates

The Company records its share of earnings from its equity investees on a pre-tax basis. The Company’s share of the investee’s income taxes is recorded in income tax expense.

In August 2000, a subsidiary of the Company acquired a 49% interest in Songas Limited (“Songas”) for approximately $40 million. The Company acquired an additional 16.79% of Songas for approximately $12.5 million, and the Company began consolidating this entity in 2002. Songas owns the Songo Songo Gas-to-Electricity Project in Tanzania. In December 2002, the Company signed a Sales Purchase Agreement to sell 100% of our ownership interest in Songas. The sale of Songas closed in April 2003.

The following tables present summarized comparative financial information (in millions) for the Company’s investments in affiliates over which it has the ability to exercise significant influence but does not control and that are accounted for using the equity method.  The results of operations of Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. (“Eletropaulo”) and Light Servicos de Electricidade S.A. (“Light”) are included in the tables for January 2002 since AES acquired a controlling interest in Eletropaulo and began consolidating the subsidiary in February 2002 and simultaneously gave up its interest in Light.

	Six Months Ended June 30,
	2003	2002
Revenues	$1,310	$1,624
Operating income	458	472
Net income	253	132

	June 30, 2003	December 31, 2002

Current assets	$1,180	$1,097
Noncurrent assets	7,495	6,751
Current liabilities	1,474	1,418
Noncurrent liabilities	3,818	3,349
Stockholders’ equity	3,383	3,081

Relevant equity ownership percentages for our investments are presented below:

Affiliate	Country	June 30, 2003	December 31, 2002
CEMIG	Brazil	21.62%	21.62%
Chigen affiliates	China	30.00	30.00
EDC affiliates	Venezuela	45.00	45.00
Elsta	Netherlands	50.00	50.00
Gener affiliates	Chile	50.00	50.00
Itabo	Dominican Republic	25.00	25.00
Kingston Cogen Ltd	Canada	50.00	50.00
Medway Power, Ltd	United Kingdom	25.00	25.00
OPGC	India	49.00	49.00

7.                                      Other Income (Expense)

The components of other income are summarized as follows (in millions):

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Marked-to-market gain on commodity derivatives	$—	$25
Gain on extinguishment of liabilities	91	17
Legal dispute settlement	6	—
Gain on sale of assets	1	3
Other non-operating income	4	1
	$102	$46

	For the Six Months Ended
	June 30, 2003	June 30, 2002
Marked-to-market gain on commodity derivatives	$—	$31
Gain on extinguishment of liabilities	106	21
Legal dispute settlement	11	—
Gain on sale of assets	2	4
Other non-operating income	6	3
	$125	$59

The components of other expense are summarized as follows (in millions):

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Marked-to-market loss on commodity derivatives	$3	$—
Legal dispute settlement	9	—
Loss on sale of assets	4	—
Other non-operating expenses	9	—
	$25	$—

	For the Six Months Ended
	June 30, 2003	June 30, 2002
Marked-to-market loss on commodity derivatives	$18	$—
Legal dispute settlement	13	—
Loss on sale of assets	5	2
Other non-operating expenses	14	4
	$50	$6

Also in the first quarter of 2002, EDC sold an available-for-sale security resulting in gross proceeds of $92 million. The realized loss on the sale was $57 million. Approximately $48 million of the loss related to recognition of previously unrealized losses. This loss is recorded in loss on sale or write-down of investments and asset impairment expense in the accompanying consolidated statement of operations.

8.                                      Contingencies and Risks

Project level defaults

As reported in our Current Report on Form 8-K filed June 13, 2003, Eletropaulo in Brazil and Edelap, Eden/Edes, Parana and TermoAndes, all in Argentina, are still in default. In addition, during the first quarter of 2003, CEMIG and Sul in Brazil, and Drax and AES Barry in the United Kingdom each went into default on its outstanding debt. Furthermore, as a result of delays encountered in completing construction of the project, AES Wolf Hollow failed to convert its construction loan to a term loan prior to the construction loan’s maturity date of June 20, 2003.  AES Wolf Hollow believes that these delays have been caused by the failure of third parties to perform their contractual obligations.  The failure to convert the loan resulted in a default under AES Wolf Hollow’s credit facility, and discussions with the project lender surrounding a forbearance agreement are ongoing while AES Wolf Hollow pursues its legal claims against such third parties and completion of  the plant’s construction.  The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $4.8 billion at June 30, 2003, of which approximately $2.6 billion is held at discontinued operations and businesses held for sale.

At June 30, 2003, EDC was not in compliance with two of its net worth covenants on $113 million and $9 million of non-recourse debt primarily due to the impact of the devaluation of the Venezuelan Bolivar. EDC has received written waivers regarding the respective covenants effective through September 30, 2003.  Of the above-mentioned debt, approximately $83 million is classified as non-recourse debt—long term in the accompanying consolidated balance sheets. The remainder is classified as non-recourse debt—current portion.

Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or paid. Sul had outstanding debentures of approximately $72 million (including accrued interest), at the June 30, 2003 exchange rate that were restructured on December 1, 2002. The restructured debentures have a partial interest payment due in December 2003 and principal payments due in 12 equal monthly installments commencing on December 1, 2003. On January 20, 2003, Sul and AES Cayman Guaiba signed a letter agreement with the agent for the banks under the $300 million AES Cayman Guaiba syndicated loan for the restructuring of the loan.  A $30 million principal payment due on January 24, 2003, under the syndicated loan was waived by the lenders through April 24, 2003, and has not been paid. While the lenders have not agreed to extend any additional waivers, they have not exercised their rights under the $50 million AES parent guarantee.  There can be no assurance, however, that an additional waiver or a restructuring of this loan will be completed.

None of the AES subsidiaries in default on their non-recourse project financings at June 30, 2003 are material subsidiaries as defined in the parent’s indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent’s revolving credit agreement or other outstanding indebtedness referred to in our Current Report on Form 8-K filed on June 13, 2003, nor are they expected to otherwise have a material adverse effect on the Company’s results of operations or financial condition.

Contingencies

At June 30, 2003, the Company had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $604 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries.

These amounts aggregated $25 million as of June 30, 2003. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At June 30, 2003, such commitments to invest amounted to approximately $31 million (excluding those collateralized by letter-of-credit obligations).

At June 30, 2003, the Company had $101 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 6.75% per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at June 30, 2003.

Environmental

The EPA commenced an industry-wide investigation of coal-fired electric power generators in the late 1990s to determine compliance with environmental requirements under the Federal Clean Air Act associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA’s focus is on whether the changes were subject to new source review or new performance standards, and whether best available control technology was or should have been used. On August 4, 1999, the EPA issued a Notice of Violation (“NOV”) to the Company’s Beaver Valley plant, generally alleging that the facility failed to obtain the necessary permits in connection with certain changes made to the facility in the mid-to-late 1980s. The Company believes it has meritorious defenses to any actions asserted against it and expects to vigorously defend itself against the allegations.

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

On April 25, 2003, a fuel oil spill occurred at a facility owned by AES Panama SA (AES Panama) which may have led to the contamination of a nearby river.  AES Panama immediately began clean up efforts once the spill was detected, and is currently working with an environmental consultant to evaluate the effectiveness of the clean up, to determine if more action is required, and to assess the extent of any environmental damage caused by the spill.  AES Panama has cooperated fully with the investigating authorities.  On May 7, 2003, the National Environmental Authority of Panama (ANAM) announced that it was fining AES Panama $250,000 for the spill and requiring a report on the clean-up actions and new operational controls to be put in place to ensure that such an incident does not occur in the future.  AES Panama has appealed the fine.

The Company’s generating plants are subject to emission regulations. The regulations may result in increased operating costs, fines or other sanctions, or the purchase of additional pollution control equipment, if emission levels are exceeded.

The Company reviews its obligations as it relates to compliance with environmental laws, including site restoration and remediation. Although AES is not aware of any costs of complying with environmental laws and regulations which would reasonably be expected to result in a material adverse effect on its business, consolidated financial position or results of operations except as described above, there can be no assurance that AES will not be required to incur material costs in the future.

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

In November 2000, the Company was named in a purported class action suit along with six other defendants alleging unlawful manipulation of the California wholesale electricity market, resulting in inflated wholesale electricity prices throughout California. Alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which asserted the claims asserted in the earlier action and names the Company, AES Redondo Beach, L.L.C., AES Alamitos, L.L.C., and AES Huntington Beach, L.L.C. as defendants. In May 2002, the case was removed by certain cross-defendants from San Diego County Superior Court to the United States District Court for the Southern District of California. Defendants there filed a motion to dismiss the action in its entirety. The District Court subsequently ordered the case remanded back to the state court which order is currently on appeal to the United States Court of Appeals for the Ninth Circuit. The Company believes it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

In addition, the crisis in the California wholesale power markets has directly or indirectly resulted in several administrative and legal actions involving the Company’s businesses in California. Each of the Company’s businesses in California (AES Placerita and AES Southland, which is comprised of AES Redondo Beach, AES Alamitos, and AES Huntington Beach) is subject to overlapping state investigations by the California Attorney General’s Office and the California Public Utility Commission. The businesses have cooperated with the investigation and responded to multiple requests for the production of documents and data surrounding the operation and bidding behavior of the plants.

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

In July 2001, a petition was filed against CESCO, an affiliate of the Company by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO has defaulted on its obligations as a government licensed distribution company; that CESCO management abandoned the management of CESCO; and asking for interim measures of protection, including the appointment of a government regulator to manage CESCO. Gridco, a state owned entity, is the sole energy wholesaler to CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company’s investment in CESCO obligates the Company to provide additional financial support to cover CESCO’s financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder’s Agreement (“SHA”), between Gridco, the Company, AES ODPL, and Jyoti Structures. The notice to arbitrate failed to detail the disputes under the SHA for which the Arbitration had been initiated. After both parties had appointed arbitrators, and those two arbitrators appointed the third neutral arbitrator, Gridco filed a motion with the India Supreme Court seeking the removal of AES’ arbitrator and the neutral chairman arbitrator. In the fall of 2002, the Supreme Court rejected Gridco’s motion to remove the arbitrators. Gridco has now asked the arbitrators themselves to rule on the same motion, which motion again requests their removal from the panel. Although that motion remains pending, the parties have filed their respective statement of claims and defenses. On or about July 26, 2003, Gridco filed a motion in the District court of Bhubaneshwar, India, seeking a stay of the arbitration and requesting that the Court remove two of the arbitrators appointed to hear the arbitration.  That motion remains pending.  The initial preliminary conference in the arbitration is scheduled for October 2003. The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

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

In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock pursuant to the Registration Statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the Registration Statement covering certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of the price of AES stock, as well as AES’s allegedly unhedged operations in the United Kingdom. In October 2002, the defendants moved to consolidate these three actions with the IPALCO securities lawsuit referred to immediately below. On November 5, 2002, the Court appointed lead plaintiffs and lead and local counsel. On March 19, 2003, the Court entered an order on defendants’ motion to consolidate, in which the Court deferred its ruling on defendants’ motion and referred the actions to a magistrate judge for pretrial supervision. On April 14, 2003, lead plaintiffs filed an amended complaint, which adds John R. Hodowal, Ramon L. Humke and John R. Brehmas defendants and, in addition to the purported claims in the original complaint, purports to allege against the newly added defendants violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder. The amended complaint also purports to add a claim based on alleged misstatements or omissions concerning AES’ alleged obligations to Williams Energy Services Co. in connection with the California energy market. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend these lawsuits vigorously.

In September 2002, IPALCO and certain of its former officers and directors were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. The lawsuit purports to be filed on behalf of the class of all persons who exchanged shares of IPALCO common stock for shares of AES common stock pursuant to the Registration Statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11 of the Securities Act of 1933 and Sections 10(a), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated there under based on statements in or omissions from the Registration Statement covering certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of the price of AES stock; and AES’sallegedly unhedged operations in the United Kingdom. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

In October 2002, the Company, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Virginia. Between October 29, 2002 and December 11, 2002, seven virtually identical lawsuits were filed against the same defendants in the same court. The lawsuits purport to be filed on behalf of a class of all persons who purchased the Company’s securities between April 26, 2001and February 14, 2002. The complaints purport to allege that certain statements concerning the Company’s operations in the United Kingdom violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On December 4, 2002 defendants moved to transfer the actions to the United States District Court for the Southern District of Indiana. By stipulation dated December 9, 2002, the parties agreed to consolidate these actions into one action. On December 12, 2002 the Court entered an order consolidating the cases under the caption In re AES Corporation Securities Litigation, Master File No. 02-CV-1485. On January 16, 2003, the Court granted defendants’ motion to transfer the consolidated action to the United States District Court for the Southern District of Indiana. The Company and the individuals believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

On December 11, 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Virginia captioned AFI LP and Naomi Tesslerv. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 02-CV-1811. The lawsuit purports to be filed on behalf of a class of all persons who purchased AES securities between July 27, 2000 and September 17, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 14, 2003, the Court ordered that the action be transfered to the United States District Court for the Southern District of Indiana. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

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

The U.S. Department of Justice is conducting an investigation into allegations that persons and/or entities involved with the Bujagali hydroelectric power project which the Company was constructing and developing in Uganda, have made or have agreed to make certain improper payments in violation of the Foreign Corrupt Practices Act. The Company has been conducting its own internal investigation and has been cooperating with the Department of Justice in this investigation.

In November 2002, a lawsuit was filed against AES Wolf Hollow LLP and AES Frontier L.P., two subsidiaries of the Company, in Texas State Court by Stone and Webster, Inc. The complaint in the action alleges claims for declaratory judgment and breach of contract allegedly arising out of the denial of certain force majeure claims purportedly asserted by the plaintiff in connection with its construction of the Wolf Hollow project, a gas-fired combined cycle power plant being constructed in Hood County, Texas. Stone and Webster is the general contractor for the Wolf Hollow project. On May 2, 2003 plaintiff amended its complaint to assert additional claims based on purported acts of fraud, negligent misrepresentation and breach of warranty.  On July 3, 2003, Stone and Webster filed a third amended complaint, which complaint asserted claims against the Company.  The alleged claims against the Company are for purported breach of warranty, wrongful liquidated damages, fraud and negligent misrepresentation. The claims asserted against the Company seek an unspecified damage amount. Discovery is ongoing in the lawsuit. The subsidiary and the Company believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

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

In June 2003, the Secretariat of Economic Law for the Brazilian Department of Economic Protection and Defense issued a notice of a preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to allegations arising out of the privatization of Eletropaulo and a purported agreement between LightGas Ltda. and Enron.  AES ElpaS.A. responded to the Brazilian authorities on August 1, 2003 and stated that it had no knowledge of these accusations.

In December 2002, Enron filed a lawsuit in the Bankruptcy Court for the Southern District Court of New York against the Company, NewEnergy, and CILCO. Pursuant to the complaint, Enron seeks to recover approximately $13 million (plus interest) from NewEnergy (and the Company as guarantor of the obligations of NewEnergy). Enron contends that NewEnergy and the Company are liable to Enron based upon certain accounts receivables purportedly owing from NewEnergy and an alleged payment arising from the purported termination by NewEnergy of a “Master Energy Purchase and Sale Agreement.” In the complaint, Enron seeks to recover from CILCO the approximate amount of $31.5 million (plus interest) arising from the termination by CILCO of a “Master Energy Purchase and Sale Agreement” and certain accounts receivables that Enron claims are due and owing from CILCO to Enron. On February 13, 2003 the Company, NewEnergy and CILCO filed a motion to dismiss certain portions of the action and compel arbitration of the disputes with Enron. Also in February 2003, the Bankruptcy Court ordered the parties to mediate the disputes. The mediation process is currently continuing.  The Company believes it has meritorious defenses to the claims asserted against it and intends to defend the lawsuits vigorously.

In December 2002, plaintiff David Schoellermann filed a purported derivative lawsuit in Virginia State Court on behalf of the Company against the members of the Board of Directors and numerous officers of the Company (the “Schoellermann Lawsuit”). The lawsuit alleges that defendants breached their fiduciary duties to the Company by participating in or approving the Company’s alleged manipulation of electricity prices in California. Certain of the defendants are also alleged to have engaged in improper sales of stock based on purported inside information that the Company was manipulating the California electricity prices. The complaint seeks unspecified damages and a constructive trust on the profits made from the alleged insider sales.  On February 21, 2003, a second derivative lawsuit was filed by plaintiff Joe Pearce in Virginia State Court on behalf of the Company against the members of the Board of Directors and numerous officers of the Company (the “Pearce Lawsuit”).  In June 2003, a motion to stay the Schoellermann Lawsuit pending a review of the allegations asserted in the Schoellermann Lawsuit by a special committee of the Company comprised of two independent directors was granted by the Court.  In July 2003, the Court issued a consent order further extending the stay of the proceedings until October 8, 2003.

On February 26, 2003, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana captioned Stanley L. Moskal and Barbara A. Moskalv. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 1:03-CV-0284 (Southern District of Indiana).The lawsuit purports to be filed on behalf of a class of all persons who engaged in “option transactions” concerning AES securities between July 27, 2000 and November 8, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

On April 16, 2003, Lake Worth Generation, LLC (“Lake Worth”) commenced a voluntary proceeding under Chapter 11 of the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”).  As a debtor in possession, Lake Worth continues to manage its affairs and operate its business.  No trustee or examiner has been appointed for Lake Worth.  Lake Worth has been constructing a combined cycle power generation facility in the City of Lake Worth (the “Project”).  Lake Worth intended to install a single combustion turbine and heat recovery steam generator, along with a new 47 MW steam turbine, to produce approximately 205 MW of electricity for the residents of Lake Worth.  Construction began in June 2001 under an EPC agreement with NEPCO, a subsidiary of Enron, who provided the financial guaranty in support of the EPC performance obligations.  AES holds secured claims against Lake Worth of approximately $2.8 million.  Lake Worth contemplates that it will sell the Project pursuant to a Memorandum of Understanding executed on March 28, 2003 if Bankruptcy Court approval is obtained and will distribute the proceeds of the sale to the creditors of Lake Worth in accordance with the priorities established by the Bankruptcy Code. Lake Worth reasonably believes that the Project will be sold in the third quarter of 2003, although there are no assurances that the Project will be sold in that time.

On May 2, 2003, the Indiana Securities Commissioner of Indiana’s Office of the Secretary of State, Securities Division, pursuant to Indiana Code 23-2-1, served subpoenas on 30 former officers and directors of IPALCO Enterprises, Inc. (“IPALCO”) requesting the production of documents in connection with the March 27, 2001 share exchange between the Company and IPALCO pursuant to which stockholders exchanged shares of IPALCO common stock for shares of the Company’s common stock and IPALCO became a wholly-owned subsidiary of the Company.  A subsequent subpoena was issued to IPALCO. IPALCO is in the process of producing documents pursuant to the subpoena.

The Company is also involved in certain claims, suits and legal proceedings in the normal course of business.

9.             Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 are as follows (in millions):

	Three Months Ended June 30,
	2003	2002

Net loss	$(129)	$(115)
Foreign currency translation adjustments arising during the period (net of income taxes of $0 and $40,respectively)	153	(571)
Derivative activity:
Reclassification to earnings (net of income taxes of $29 and $4, respectively)	68	16
Change in derivative fair value (net of income taxes of $35 and $57, respectively)	(80)	(107)
Total change in fair value of derivatives	(12)	(91)
Minimum pension liability (net of income taxes of $0 and $5, respectively)	(1)	11
Comprehensive income (loss)	$11	$(766)

	Six Months Ended June 30,
	2003	2002
Net loss	$(35)	$(428)
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period (net of income taxes of $0 and $41,respectively)	183	(1,336)
Add: Discontinued foreign entity (no income tax effect)	1	1
Total foreign currency translation adjustments	184	(1,335)
Derivative activity:
Reclassification to earnings (net of income taxes of $56 and $9, respectively)	126	32
Change in derivative fair value (net of income taxes of $83 and $60, respectively)	(165)	(101)

Total change in fair value of derivatives	(39)	(69)
Realized loss on investment sale (no income tax effect)	—	48
Minimum pension liability:
Minimum pension liability (net of income taxes of $0 and $122, respectively)	(1)	(269)
Add: Discontinued businesses (net of income taxes of $40 and $0, respectively)	61	—
Total change in minimum pension liability	60	(269)
Comprehensive income (loss)	$170	$(2,053)

The components of other comprehensive loss at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
Cumulative foreign currency translation adjustments	$(3,805)	$(3,989)
Change in accounting principle-SFAS No. 133	(93)	(93)
Minimum pension liability	(512)	(572)
Change in derivative fair value	(343)	(305)
Total	$(4,753)	$(4,959)

10.          Segments

Information about the Company’s operations by segment is as follows (in millions):

	Revenues(1)	Gross Margin	Equity Earnings

Quarter Ended June 30, 2003:
Contract Generation	$735	$285	$21
Competitive Supply	363	18	—
Large Utilities	777	164	—
Growth Distribution	317	24	—
Total	$2,192	$491	$21
Quarter Ended June 30, 2002:
Contract Generation	$632	$260	$18
Competitive Supply	373	85	(1)
Large Utilities	863	185	9
Growth Distribution	170	(94)	—
Total	$2,038	$436	$26
Six Months Ended June 30, 2003:
Contract Generation	$1,451	$576	$45
Competitive Supply	822	131	—
Large Utilities	1,480	329	—
Growth Distribution	632	66	—
Total	$4,385	$1,102	$45
Six Months Ended June 30, 2002:
Contract Generation	$1,284	$532	$34
Competitive Supply	782	173	(3)
Large Utilities	1,631	417	24
Growth Distribution	517	(17)	—
Total	$4,214	$1,105	$55

(1)           Intersegment revenues for the quarters ended June 30, 2003 and 2002 were $99 million and $49 million, respectively, and $170 and $88 for the six months ended June 30, 2003 and 2002, respectively.

	Total Assets
	June 30, 2003	December 31, 2002
Contract Generation	$13,365	$12,092
Competitive Supply	6,680	7,162
Large Utilities	9,117	8,451
Growth Distribution	2,953	2,817
Discontinued Businesses	811	3,305
Corporate	1,232	403
Total Assets	$34,158	$34,230

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

The Company’s retirement obligations covered by SFAS No. 143 primarily include active ash landfills, water treatment basins and the removal or dismantlement of certain plant and equipment. As of December 31, 2002, the Company had a recorded liability of approximately $15 million related to asset retirement obligations. Upon adoption of SFAS No. 143 on January 1, 2003, the Company recorded an additional liability of approximately $13 million, a net asset of approximately $9 million, and a cumulative effect of a change in accounting principle of approximately $2 million, after income taxes. Amounts recorded related to asset retirement obligations during the six month period ended June 30, 2003 were as follows (in millions):

Balance at December 31, 2002	$15
Additional liability recorded from cumulative effect of accounting change	13
Accretion expense	1
Change in the timing of estimated cash flows	(1)

Balance at June 30, 2003	$28

Proforma net income (loss) and earnings (loss) per share have not been presented for the three and six months ended June 30, 2002 because the proforma application of SFAS No. 143 to the prior period would result in proforma net income (loss) and earnings (loss) per share not materially different from the actual amounts reported in the accompanying consolidated statement of operations.  The proforma liability for asset retirement obligations would have been $28 million, $23 million and $21 million as of December 31, 2002, 2001 and 2000, respectively if SFAS No. 143 had been applied during those periods.

12.                               New Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires certain financial instruments that have historically been classified as equity to be classified as liabilities (or as an asset in certain circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. In accordance with SFAS No. 150, the Company will reclassify its Company-obligated convertible mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company to a liability account beginning July 1, 2003.

Stock-based compensation.  As of January 1, 2003 the Company had two stock-based compensation plans, which are described more fully in Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2002 contained in the Company’s Current Report on Form 8-K filed on June 13, 2003.  Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in the net income for the three and six months ended June 30,

2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company’s plans generally vest over two years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  However, if SFAS No. 123 had been applied to all grants since the original effective date the impact on net income would have been minimal since there were very few grants that would have had expense carried over to 2003.  During the six months ended June 30, 2003, the Company recorded compensation expense of approximately $3.7 million as a result of adopting SFAS No. 148.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share amounts):

	Three months ended June 30,
	2003	2002
Net loss, as reported	$(129)	$(115)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(45)
Proforma net loss	$(129)	$(160)

Earnings per share:
Basic — as reported	$(0.22)	$(0.22)
Basic — proforma	$(0.22)	$(0.30)
Diluted — as reported	$(0.22)	$(0.22)
Diluted — proforma	$(0.22)	$(0.30)

	Six months ended June 30,
	2003	2002
Net loss, as reported	$(35)	$(428)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(90)
Proforma net loss	$(35)	$(518)

Earnings per share:
Basic — as reported	$(0.06)	$(0.80)
Basic — proforma	$(0.06)	$(0.97)
Diluted — as reported	$(0.06)	$(0.80)
Diluted — proforma	$(0.06)	$(0.97)

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

DIG Issue C11.  In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No. 133. The interpretation, which is contained in the Derivatives Implementation Group’s C11 guidance, relates to the pricing of power sales contracts that include broad market indices. In particular, that guidance discusses whether the pricing in a power sales contract that contains broad market indices (e.g. CPI) could qualify as a normal purchase or sale. In June 2003, the FASB issued DIG Issue C20 which superceded DIG Issue C11 and provided additional guidance in this area.  The Company is currently reevaluating which contracts, if any, that have previously been designated as normal purchases or sales would now not qualify for this exception. The Company is currently evaluating the effects that this guidance will have on its results of operations and financial position.

13.                               Financing Transactions

Equity offering.  On June 23, 2003, the Company completed an offering of 49,450,000 shares of common stock at $7.00 per share for net proceeds of approximately $335 million.  The Company used $75 million of the proceeds to prepay a portion of the secured equity-linked loan issued by AES New York Funding LLC.  The remaining proceeds will be used for general corporate purposes, including the potential repayment or repurchase of debt.

Consent solicitation and private placement.  On April 3, 2003, AES successfully completed a consent solicitation to amend the definition of “Material Subsidiary” and certain other provisions in its outstanding senior and senior subordinated notes to conform those provisions to the provisions of its 10% senior secured notes.  On May 8, 2003, AES completed a $1.8 billion private placement of second priority senior secured notes.  The second priority senior secured notes were issued in two tranches: $1.2 billion aggregate principal amount of 8 3/4% second priority senior secured notes due 2013 and $600 million aggregate principal amount of 9% second priority senior secured notes due 2015.  The net proceeds were or will be used by AES to (i) repay $475 million of debt outstanding under its senior secured credit facilities, (ii) to repurchase approximately $1.1 billion aggregate principal amount of its senior notes pursuant to a tender offer, (iii) to repurchase approximately $104 million aggregate principal amount of its senior subordinated notes pursuant to a tender offer and (iv) for general corporate purposes, which may include repurchasing other outstanding securities.  AES also amended its senior secured credit facilities to permit the private placement and tender offer described above and to provide certain additional changes under the covenants contained therein.

Debt retirement.  On June 30, 2003, the Company repurchased 1,357,900 shares of its outstanding 6.00% Term Convertible Preferred Securities 2008 (the "TECONS") for approximately $58 million.  At the time of the transaction, the TECONS had a face value of approximately $68 million, and the resulting gain of approximately $10 million is included in other income in the consolidated statements of operations for the three and six month periods ended June 30, 2003.

14.                               Global Insurance Program

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

In any one year, AES Global Insurance is responsible for paying claims up to $20 million for any single event and $20 million in the aggregate (retained amount).  This amount is in addition to the deductibles retained by the businesses within their insurance policies.  To cover losses above the retained amount, AES Global Insurance has purchased, from a panel of internationally recognized underwriters, insurance coverage up to a loss limit of $450 million, or higher if required by an individual asset.  AES Global Insurance utilizes an internationally recognized underwriter to issue policies and process claims.

15.                               Subsequent Events

New financing arrangements.  On July 29, 2003 the Company closed its amended and restated senior secured bank credit facilities providing for a $250 million revolving loan and letter of credit facility and a $700 million term loan facility.  Loans under the amended facilities bear a floating interest rate at either LIBOR plus 4% or a base rate plus 3%, and maturity of the bank credit facilities has been extended to July 31, 2007.  The total amount of credit available under the amended facilities was increased by approximately $135 million to $950 million.  This increase, together with cash on hand, was used to repay in full the $150 million balance of the AES New York Funding SELLS loan, resulting in the release of all of the unregistered common stock of AES and other collateral that had secured such loan.

On July 29, 2003, the Company called for redemption all $198 million aggregate principal amount of its outstanding 10.25% Senior Subordinated Notes due 2006.  The notes will be redeemed on August 28, 2003 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

On August 8, 2003, AES decided to discontinue the construction and development of AES Nile Power in Uganda (“Bujagali”).  In connection with this decision, AES will write off its investment in Bujagali of approximately $75 million before income taxes in the third quarter of 2003.  The Company is also working in conjunction with the Government of Uganda, the World Bank and the International Finance Corporation (“IFC”) to evaluate ways to ensure an orderly transition for the project to continue without the Company’s participation.

On July 23, 2003, Drax received a letter from International Power plc., pursuant to which it offered to replace AES in the Restructuring and to purchase certain debt to be issued in the Restructuring described in the Restructuring Proposal (the “IP Proposal”).  On July 28, 2003, AES sent a letter to the Senior Creditors Committees and to Drax indicating that AES would withdraw its support for, and participation in, the Restructuring unless each member of the Senior Creditors Committees met certain conditions by no later than August 5, 2003, including support for the Restructuring Proposal (subject to documentation), rejection of the IP Proposal and inclusion in the extended standstill agreement an agreement not to discuss or negotiate with any person regarding the sale of the Drax power station or the participation of any person in the Restructuring in lieu of AES.

Because none of the written confirmations requested by AES were received, on August 5, 2003 AES withdrew its support for, and participation in, the Restructuring Proposal.  If AES has no continuing involvement in the operations of Drax, its previous results (including current year losses) will be reflected as discontinued operations.  AES wrote off its entire investment in Drax during 2002.

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

The distribution of revenues between the segments for the three and six months ended June 30, 2003 and 2002 is as follows:

	For the Three Months ended June 30
	2003	2002
Contract generation	34%	31%
Competitive supply	17%	18%
Large utilities	35%	43%
Growth distribution	14%	8%

	For the Six Months ended June 30
	2003	2002
Contract generation	33%	30%
Competitive supply	19%	19%
Large utilities	34%	39%
Growth distribution	14%	12%

Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. At June 30, 2003, capitalized costs for projects under construction were approximately $2.4 billion. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation or that the Company will continue to pursue certain of those projects.

Turnaround Initiatives

Refinancing

On April 3, 2003, AES successfully completed a consent solicitation to amend the definition of “Material Subsidiary” and certain other provisions in its outstanding senior and senior subordinated notes to conform those provisions to the provisions of its 10% senior secured notes.  On May 8, 2003, AES completed a $1.8 billion private placement of second priority senior secured notes.  The second priority senior secured notes were issued in two tranches: $1.2 billion aggregate principal amount of 8 3/4% second priority senior secured notes due 2013 and $600 million aggregate principal amount of 9% second priority senior secured notes due 2015.  The net proceeds were or will be used by AES to (i) repay $475 million of debt outstanding under its senior secured credit facilities, (ii) to repurchase approximately $1.1 billion aggregate principal amount of its senior notes pursuant to a tender offer, (iii) to repurchase approximately $104 million aggregate principal amount of its senior subordinated notes pursuant to a tender offer and (iv) for general corporate purposes, which may include repurchasing other outstanding securities.  AES also amended its senior secured credit facilities to permit the private placement and tender offer described above and to provide certain additional flexibility under the covenants contained therein.

On July 29, 2003, the Company amended and restated its senior secured bank credit facilities.  As amended and restated, the credit facilities provide for a $250 million revolving loan and letter of credit facility and a $700 million term loan facility.  As a result of this transaction, the Company has substantially reduced parent debt maturities through 2007, achieved a significant decrease in parent interest expense, and further enhanced its financial flexibility.  Under the amended terms, the maturity of the bank credit facilities has been extended to July 31, 2007 (subject to a possible extension to April 30, 2008 in the case of the term loans if certain conditions are met).  The total amount of credit available under the amended facilities was increased by $135 million.  This increase, together with cash on hand, was used to repay in full the outstanding balance of the AES New York Funding SELLS loan, resulting in the release of the unregistered common stock of AES and other collateral that secured such loan.

Loans under the amended facilities bear a floating interest rate at either LIBOR plus 4% or a base rate plus 3%.  The term loans are subject to mandatory prepayment with a portion of net cash proceeds of certain asset sales in excess of $250 million and the proceeds of certain debt issues.  The amended and restated credit facility benefits from a first priority lien, subject to certain exceptions and permitted liens, on (i) all of the capital stock of material domestic subsidiaries owned directly by AES and 65% of the capital stock of certain material foreign subsidiaries owned directly by AES and (ii) certain inter-company receivables and notes receivable and inter-company tax sharing agreements.  The collateral is shared with the Company’s 10% Senior Secured Notes due 2005 and certain other secured parties.

On July 29, 2003, the Company announced that it had called for redemption all $198 million aggregate principal amount of its outstanding 10 1/4% Senior Subordinated Notes due 2006.  The notes will be redeemed on August 28, 2003 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

Asset Sales

AES has announced a number of strategic initiatives designed to decrease its dependence on access to the capital markets, strengthen its balance sheet, reduce the financial leverage at the parent company and improve short-term liquidity. One of these initiatives involves the sale of all or part of certain of the Company’s subsidiaries.  The Company continues to pursue required approvals for completion of sales previously announced and evaluate which additional businesses it may sell.  However, there can be no assurance that all approvals will be obtained and no guarantee that the proceeds from such sales transactions will cover the entire investment in such subsidiaries. Additionally, depending on which businesses are eventually sold, the entire or partial sale of any subsidiaries may change the current financial characteristics of the Company’s portfolio and results of operations, and in the future may impact the amount of recurring earnings and cash flows the Company would expect to achieve.

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

Restructuring

In July, 2002 the Company established a Restructuring Office, formerly referred to as the Turnaround Office, to focus on improving the operating and financial performance of, selling or abandoning certain of its underperforming businesses. Businesses are considered to be underperforming if they do not meet the Company’s internal rate of return criteria, among other factors. The Restructuring Office is actively managing Drax, AES Barry, Gener, Sonel, the Company’s businesses within the Dominican Republic, Brazil and Argentina, as well as evaluating certain development projects. The Company is evaluating whether the profitability and cash flows of such businesses can be sufficiently improved to achieve acceptable returns on the Company’s investment, or whether such businesses should be disposed of or sold. In making this evaluation the Company also considers current and proposed tarriff arrangements, the capital expenditure requirements within each business, the terms and conditions of each subsidiary’s contractual obligation and its ability to access the capital markets.  In addition, other factors may influence the Company’s evaluation of a business, such as changes and volatility in inflation rates, electricity prices, fuel and other commodity prices in the U.S. and non-U.S. markets. If the Company determines that certain businesses are to be sold or otherwise disposed of, there can be no guarantee that the proceeds from such transactions would cover the Company’s entire investment in such subsidiaries or that such proceeds will be available to the Company. It is possible that the restructuring efforts will change the ownership structure or the manner in which a business operates, and these efforts may result in an impairment charge if the Company is not able to recover its investment in such business. The inability of the Company to successfully restructure the underperforming businesses may result in less earnings and cash flows in 2003 and beyond.  The responsibilities of the Restructuring Office may become less significant in the future as the Company resolves many of the issues currently being addressed.

Additional Developments

Argentina

In 2002, Argentina continued to experience a political, social and economic crisis that resulted in significant changes in general economic policies and regulations as well as specific changes in the energy sector. As a result, the Argentine peso experienced a significant devaluation relative to the U.S. dollar during 2002.  In the first half of 2003, the political and social situation in Argentina showed signs of stabilization, and the economy and electricity demand started to recover.  Presidential elections and the establishment of a new government regime occurred in May 2003, and the new government may enact changes to the regulations governing the electricity industry.

The Company recorded approximately $24 million of pre-tax foreign currency transaction gains during the second quarter of 2003 on the U.S. dollar-denominated net liabilities of its Argentine subsidiaries representing a strengthening of the Argentine peso relative to the U.S. dollar from 2.94 at March 31, 2003 to 2.75 at June 30, 2003.  During the six months ended June 30, 2003, the Company recorded pre-tax foreign currency transaction gains at its Argentine subsidiaries of approximately $62 million representing a strengthening of the Argentine peso relative to the U.S. dollar from 3.32 at December 31, 2002 to 2.75 at June 30, 2003.  In January 2003, one of the Company’s generation businesses in Argentina changed its functional currency to the U.S. dollar as a result of changes in its revenue profile.

AES has several subsidiaries in Argentina operating in both the competitive supply and growth distribution segments of the electricity business. Eden/Edes and Edelap are distribution companies that operate in the province of Buenos Aires. Generating businesses include Alicura, Parana, CTSN, Rio Juramento and several other smaller hydro facilities. These businesses are experiencing reduced cash flows arising from the economic and regulatory changes described earlier, and Eden/Edes, Edelap, TermoAndes and Parana are in default on their project financing arrangements. AES is generally not required to support the potential cash flow or debt service obligations of these businesses.

The effects of the current circumstances on future earnings are uncertain and difficult to predict. At June 30, 2003, AES’s total investment in the competitive supply business in Argentina was approximately $130 million and the total investment in the growth distribution business was approximately negative $20 million.

During the first quarter of 2002, the Company recorded an after-tax impairment charge of $190 million which represented the write off of goodwill related to certain of the Company’s businesses in Argentina. This charge resulted from the adoption of SFAS No. 142 and is recorded as a cumulative effect of a change in accounting principle on the consolidated statement of operations.

Depending on the ultimate resolution of these uncertainties, AES may be required to record a material impairment loss or write off associated with the recorded carrying values of its investments.

Brazil

During the second quarter of 2003, the Brazilian real relative to the U.S. dollar, appreciated from 3.35 reais to the dollar at March 31, 2003 to 2.87 reais to the dollar at June 30, 2003.  This appreciation resulted in foreign currency translation and transaction gains in 2003.  The Company recorded $125 million of pre-tax non-cash foreign currency transaction gains on the U.S. dollar denominated net liabilities on its investments in Brazilian businesses for the quarter ended June 30, 2003 on the accompanying consolidated statement of operations.  The Company recorded $158 million of pre-tax non-cash foreign currency transaction gains on the U.S. dollar denominated net liabilities on its investments in Brazilian businesses for the six months ended June 30, 2003.

Eletropaulo. AES has owned an interest in Eletropaulo since April 1998. The Company began consolidating Eletropaulo in February 2002 when AES acquired a controlling interest in the business. AES financed a significant portion of the acquisition of Eletropaulo, including both common and preferred shares, through loans and deferred purchase price financing arrangements provided by BNDES, the National Development Bank of Brazil, and its wholly owned subsidiary BNDES Participacoes Ltda. (“BNDESPAR”), to AES Elpa and AES Transgas, respectively. All of the common shares of Eletropaulo owned by AES Elpa are pledged to BNDES to secure the AES Elpa debt and all of the preferred shares of Eletropaulo owned by AES Transgas and AES Cemig Empreendimentos II, Ltd. (which owns approximately 7.4% of Eletropaulo’s preferred shares, representing 4.4% economic ownership of Eletropaulo) are pledged to BNDESPAR to secure AES Transgas debt. AES has pledged its share of the proceeds in the event of the sale of certain of its businesses in Brazil, including Sul, Uruguaiana, Eletronet and AES Communications Rio, to secure the indebtedness of AES Elpa to BNDES for the repayment of the debt of AES Elpa. The interests underlying the Company’s investments in Uruguaiana, AES Communications Rio and Eletronet have also been pledged as collateral to BNDES under the AES Elpa loan.

As of June 30, 2003, the Eletropaulo operating company had approximately $1.4 billion of outstanding indebtedness, and AES Elpa and AES Transgas had approximately $665 million and $639 million of outstanding BNDES and BNDESPAR indebtedness, respectively, including accrued interest. Due, in part, to the effects of power rationing, the decline of the value of the Brazilian real in U.S. dollar terms in 2001 and 2002 and the lack of access to the international capital markets, Eletropaulo, AES Elpa and AES Transgas continue to face significant near-term debt payment obligations that must be extended, restructured, refinanced or repaid. As a result of AES Elpa’s and AES Transgas’s failures to pay amounts due under the financing arrangements, BNDES has the right to call due all of AES Elpa’s outstanding debt with BNDES, and BNDESPAR has the right to call due all of AES Transgas’s outstanding debt with BNDESPAR. In addition, as a result of a cross default provision, at June 30, 2003, BNDES has the right to call due approximately $260 million it loaned to Eletropaulo under the program in Brazil established to alleviate the effects of rationing on electricity companies.  Due to BNDES’s right of acceleration and existing payment, financial covenant and other defaults under Eletropaulo loan agreements, Eletropaulo’s commercial lenders have the right to call due approximately $806 million of indebtedness as of June 30, 2003. Due to a cross-payment default provision, Eletropaulo received a waiver until September 15, 2003, with respect to $87 million of debentures.  At June 30, 2003, Eletropaulo, AES Elpa and AES Transgas have a combined $2.3 billion of debt classified as current on the accompanying consolidated balance sheet.

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

On May 20, 2003, Eletropaulo received a letter from the president of the Mines and Energy Commission of the House of Representatives of the National Congress.  The letter requested that Eletropaulo attend a Public Hearing (the “Public Hearing”) at the National Congress to provide information concerning facts in connection with Eletropaulo’s privatization.  No other specificity regarding the information sought by the Commission was provided in the May 20 letter.  On May 28, 2003, the Public Hearing was postponed until June 12, 2003.  On June 12, 2003, a representative of Eletropaulo attended the Public Hearing as requested by the Commission and discussed various issues regarding the electricity market and privatization.

In May 2003, there were press reports of allegations that in April 1998 Light Serviços de Eletricidade S.A. (“Light”) colluded with Enron in connection with the auction of the Brazilian group Eletropaulo Electricidade de Sao Paulo S.A.  Enron and Light, of which AES was a shareholder, were among three potential bidders for Eletropaulo.  The Federal Secretariat of Economic Defense (one of the agencies responsible for the review of antitrust cases in Brazil) initiated an investigation into the allegations, including whether any AES-related person and/or entity was involved.  At the time of the transaction in 1998, AES owned less than 15% of the stock of Light and shared representation in Light’s management and Board with three other shareholders.

During the fourth quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $756 million at Eletropaulo.  This charge was taken to reflect the reduced carrying value of certain assets, including goodwill, primarily resulting from slower than anticipated recovery to pre-rationing electricity consumption levels and lower electricity prices due to devaluation of foreign exchange rates.  The Company’s total investment associated with Eletropaulo as of June 30, 2003 was approximately negative $1.0 billion.  AES may have to write-off additional assets of Eletropaulo, AES Elpa or AES Transgas if no satisfactory resolution is reached.

Sul.  Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or repaid. Sul had outstanding debentures of approximately $72 million (including accrued interest), at the June 30, 2003 exchange rate that were restructured on December 1, 2002.  The restructured debentures have a partial interest payment due December 2003 and principal payments due in 12 equal monthly installments commencing on December 1, 2003.  On January 20, 2003 Sul and AES Cayman Guaiba signed a letter agreement with the agent for the banks under the $300 million AES Cayman Guaiba syndicated loan for the restructuring of the loan.  A $30 million principal payment due on January 24, 2003 under the syndicated loan was waived by the lenders through April 24, 2003 and has not been paid. While the lenders have not agreed to extend any additional waivers, they have not exercised their rights under the $50 million AES parent guarantee.  There can be no assurance, however, that an additional waiver or a restructuring of this loan will be completed.

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

In December 2002, prior to any settlement of the Brazilian Wholesale Electricity Market (“MAE”), Sul filed an incidental claim requesting, by way of a preliminary injunction, the suspension of the Company’s debts registered in the MAE. A Brazilian federal judge granted the injunction and ordered that an amount equal to one-half of the amount claimed by Sul from inter-market trading of energy purchased from Itaipu in 2001 be set aside by the MAE in an escrow account. The injunction was subsequently overturned. Sul has appealed that decision and requested the judge to reinstate the injunction. This request has been denied and Sul will appeal such decision, asking the Regional Federal Court to reinstate the injunction until the merits of the appeal against the sentence are examined.

The MAE partially settled its registered transactions between late December 2002 and early 2003. If the final settlement occurs with the effect of Order 288 in place, Sul will owe approximately $28 million, based upon the June 30, 2003 exchange rate. Sul does not believe it will have sufficient funds to make this payment. However, if the MAE settlement occurs absent the effect of Order 288, Sul will receive approximately $88 million, based upon the June 30, 2003 exchange rate. If Sul is unable to pay any amount that may be due to MAE, penalties and fines could be imposed up to and including the termination of the concession contract by ANEEL.

Sul continues legal action against ANEEL to seek resolution of these issues. Sul and AES Cayman Guaiba will continue to face shorter-term debt maturities in 2003 and 2004 but, given that a bankruptcy proceeding would generally be an unattractive remedy for each of its lenders, as it could result in an intervention by ANEEL or a termination of Sul’s concession, we think such an outcome is unlikely. We cannot assure you, however, that future negotiations will be successful and AES may have to write off some or all of the assets of Sul or AES Cayman Guaiba. The Company’s total investment associated with Sul as of June 30, 2003 was approximately $215 million.

During the first quarter of 2002, the Company recorded an after-tax impairment charge of $231 million related to the write off of goodwill at Sul. This charge resulted from the adoption of SFAS No. 142 and is recorded as a cumulative effect of a change in accounting principle on the consolidated statements of operations.

CEMIG.  An equity method affiliate of AES received a loan from BNDES to finance its investment in CEMIG, and the balance, including accrued interest, outstanding on this loan is approximately $741 million as of June 30, 2003. Approximately $57 million of principal and interest, which represents AES’s share, was scheduled to be repaid in May 2003. The equity method affiliate of the Company was not able to repay the amount due and has not yet reached an agreement to refinance or extend the maturities of the amounts due. BNDES may choose to seize the shares held as collateral. Additionally, the existing default on the debt used to finance the acquisition of CEMIG may result in a cross default to the BNDES debt used to finance the acquisition of Eletropaulo and the BNDES rationing loan.

In the fourth quarter of 2002, a combination of events occurred related to the CEMIG investment. These events included consistent poor operating performance in part caused by continued depressed demand and poor asset management, the inability to adequately service or refinance operating company debt and acquisition debt, and a continued decline in the market price of CEMIG shares. Additionally, our partner in one of the holding companies in the CEMIG ownership structure sold its interest in this company to an unrelated third party in December 2002 for a nominal amount. Upon evaluating these events in conjunction with each other, the Company concluded that an other than temporary decline in value of the CEMIG investment had occurred. Therefore, in December 2002, AES recorded a charge related to the other than temporary impairment of the investment in CEMIG, and the shares in CEMIG were written-down to fair market value. Additionally, AES recorded a valuation allowance against a deferred tax asset related to the CEMIG investment. At June 30, 2003, the Company’s total investment associated with CEMIG was negative.

Tiete.  The MAE settlement for the period from September 2000 to December 2002 for Tiete totals an obligation of approximately $74 million, at the June 30, 2003 exchange rate. Fifty percent of the amount was due on December 26, 2002, and the remainder was due on July 3, 2003 after MAE’s numbers were audited. According to the industry-wide agreement reached in December 2001, BNDES was supposed to provide Tiete with a credit facility in the amount of approximately $43 million, at the June 30, 2003 exchange rate, to pay off a part of the liability. This credit facility has not yet been provided, but in the meantime, a Brazilian federal court has granted Tiete a temporary injunction suspending the payment of the obligation until BNDES makes this credit facility available. As a result, Tiete paid MAE the difference from the total liability and the credit facility in the amount of approximately $31 million on July 3, 2003.  Should the Brazilian federal court lift the temporary injunction, as is possible at any time, Tiete would be obligated to pay the remaining MAE liability immediately.  Tiete has started to receive from the distribution companies the extraordinary tariff revenue in order to recover $48 million from the total loss in respect of the MAE of $74 million, and the total recovery is expected to be completed over a six-year period.  As of June 30, 2003, Tiete had collected approximately $1.4 million of extraordinary tariff revenue from the distribution companies and submitted this amount to MAE.  In the absence of the BNDES credit facility, Tiete has started negotiations with its creditors under the MAE settlement in order to seek agreement to coordinate payment of Tiete's MAE settlement liabilities with its receipt of the extraordinary tariff revenue over the six-year period.

Under Brazilian corporate law, Tiete may only pay to shareholders dividends or interest on net worth from net income less allocations to statutory reserves. In 2003, Tiete has not and is not expected to be able to pay dividends and interest on net worth to shareholders to enable payment to be made of amounts due in respect of the approximately $295 million debt obligations of AES IHB Cayman, Ltd. (“IHB”), an affiliate of Tiete, guaranteed by Tiete’s parent company, AES Tiete Holdings, Ltd. (“Tiete Holdings”), and Tiete’s direct shareholders, AES Tiete Empreendimentos Ltda (“TE”) and Tiete Participacoes Ltda.  IHB’s debt obligations are also supported by a foreign exchange guaranty facility and related political risk insurance provided by the Overseas Private Investment Corporation (“OPIC”), an agency of the United States government.  The payment due June 15, 2003 was made from the debt service reserve account and Tiete submitted an application to OPIC for a $5 million disbursement under the foreign exchange guaranty facility.  Another payment of principal and interest plus insurance premiums on the debt obligations in the amount of approximately $22 million is due on December 15, 2003.  Tiete Holdings does not expect that IHB will be able to make that payment.  As a result, Tiete Holdings is seeking certain amendments and waivers to the debt obligations and the OPIC documentation designed to extend that payment, restructure the obligations and otherwise reduce the risk of defaults due to the limitation on dividend and interest on net worth payments, including amendments to allow debt payments to be made with the proceeds of loans from Tiete. Any further loan by Tiete to its affiliates is subject to ANEEL approval. No assurance can be given, however, that these amendments will be adopted or that ANEEL will grant such approval.

Energia Paulista Participações S/A (“EPP”), an indirect subsidiary of AES, has outstanding local non recourse debentures in the amount of $60 million of which $21 million was due August 11, 2003. These debentures were issued to acquire 19% of Tiete’s preferred shares and are guaranteed by such shares. On August 7, 2003, approval of approximately 91% of the debenture holders was obtained to change certain terms and conditions.  The debentures will be due August 11, 2005, interest on the debentures will be increased from 12% to 14% per annum but no interest payment will be made until August 11, 2004 and if no interest payment is made at that time the debenture holder will be entitled to convert the debentures held into the preferred shares used to secure the guarantee.  The remaining 9% of debenture holders that did not accept the offer will receive shares held for collateral in lieu of payment reducing the Company's interest in the preferred shares from 19% to 17%.

The Company’s total investment associated with Tiete as of June 30, 2003 was approximately $56 million.

Uruguaiana.  The MAE settlement for the period from September 2000 to September 2002 for Uruguaiana totals an obligation of approximately $14 million at the June 30, 2003, exchange rate. Fifty percent of the outstanding liability was due on December 26, 2002. Uruguaiana disagreed with the liability for the period from December 2000 to March 2002, which represents approximately $12 million at the June 30, 2003, exchange rate, and on December 18, 2002, Uruguaiana obtained an injunction from the Federal Court suspending the payment of the liability under dispute. On February 25, 2003, ANEEL and MAE filed an appeal against the injunction. On March 12, 2003, the judge responsible for the case did not accept the appeal and maintained the injunction for Uruguaiana. Uruguaiana believes that under the terms of its ANEEL Independent Power Producer Operational Permit, power purchase and regulatory contracts, it is not liable for replacement power costs arising directly out of the electric system’s instability. Furthermore, the civil action also discusses the power prices changed by ANEEL in August 2002 related to energy sold at the spot market in June 2001. Uruguaiana does not expect to have sufficient resources to pay the MAE settlement, and if the legal challenge of this obligation is not successful, penalties and fines could be imposed, up to and including the termination of the ANEEL Independent Power Producer Operational Permit. The Company’s total investment associated with Uruguaiana as of June 30, 2003 was approximately $271 million.

May 29, 2003 Eletronet Bankruptcy Court Order.  In the Rio de Janeiro bankruptcy court proceedings for Eletronet, a company owned 51% by AES Bandeirantes Empreendimentos Ltda. (an entity formerly owned by  the Company) (“AES Bandeirantes”) and 49% by Lightpar (a subsidiary of state-owned Eletrobras), the judge, without a hearing, granted the request of the bankruptcy trustee for a preliminary injunction to attach the common and preferred shares of Eletropaulo held by AES Elpa and AES Transgas, respectively, and the common shares of Tiete held by AES Tiete Empreendimentos Ltda. (“TE”).  AES Elpa, AES Transgas and TE are indirect subsidiaries of the Company, but are wholly separate corporate entities from each other as well as AES Bandeirantes.  The stated purpose of the bankruptcy court’s order was to assure the effectiveness of any future decision finding AES Bandeirantes responsible for Eletronet’s obligations. The Company believes there is no legal basis for the preliminary injunction.  In July 2003, AES Transgas, AES Elpa, and Tiete filed an appeal to the state appeal court in Rio de Janeiro seeking the revocation of the preliminary injunction attaching the shares. The appeal is pending.

Other Regulatory Matters.  The electricity industry in Brazil reached a critical point in 2001, as a result of a series of regulatory, meteorological and market driven problems. The Brazilian government implemented a program for the rationing of electricity consumption effective as of June 2001. In December 2001, an industry-wide agreement was reached with the Brazilian government that applies to Eletropaulo, Tiete and CEMIG. The terms of the agreement were implemented during 2002. In addition, the electricity regulator, ANEEL, retroactively changed certain previously communicated methodologies during May 2002, and this resulted in a change in the calculation methods for electricity pricing in the Wholesale Energy Market. The Company recorded a pretax provision of approximately $160 million against revenues during May 2002 to reflect the negative impacts of this retroactive regulatory decision. The Company does not believe that the terms of the industry-wide rationing agreement as currently being implemented restored the economic equilibrium of all of the concession contracts.

In 2003, Brazil entered a major round of tariff revisions. On April 19, 2003, Sul was granted a rate increase by ANEEL, the regulatory body in Brazil responsible for tariff revisions, of 16.14%.  On July 4, 2003, ANEEL granted a tariff revision for Eletropaulo of 10.95% plus 0.4% to be included in the tariff adjustment for the ensuing 12-month period.  The tariff revisions are meant to re-establish a tariff level that would cover (i) estimated costs for energy purchased and other non-manageable costs, (ii) operations/maintenance costs of a “Reference Company,” and (iii) capital remuneration on the Company’s asset base using a “replacement cost” methodology.  Each of these items is evaluated based on a “Test-Year,” as defined by ANEEL, which encompasses the following 12-months after the tariff increase.  There remain a number of critical issues that were either not adequately considered in the process or remain unresolved.

The operations and maintenance costs considered in the tariff are based on the concept of a “Reference Company,” not the actual costs of the Company. In many cases, the Reference Company may not be reflective of distribution companies operating in Brazil and thus under estimate true operating costs.  For example, for all distribution companies in Brazil, a bad debt level of 0.5% of net revenues was used.  Eletropaulo and Sul believe that this is neither an appropriate level of bad debts in Brazil nor in many developed countries.  In response to a request by ANEEL, the companies, together with others in the industry, recently hired third party consultants to carry out a detailed study of this issue.  In addition, with respect to Eletropaulo, the “Reference Company” fails to address certain costs associated with its defined benefit pension plan.  Eletropaulo inherited these costs in April 1998, at the time of privatization and such costs amount to an annual disbursement of approximately $66 million at the June 30, 2003 exchange rate. In addition, certain taxes were not considered as costs applicable to the Reference Company. On July 18, 2003, ANEEL released the technical note on the tariff revision for Eletropaulo and Sul. The information provided in the technical note is not sufficient in defining the Reference Company costs. Eletropaulo and Sul intend to either file for an administrative appeal against the tariff revision process within 10 days after ANEEL publicly releases the information related to the tariff revision processes to the public or file for judicial injunction prior to release.

Further, there is an additional uncertainty surrounding the regulation of electricity in Brazil and the application of an “X” factor, which is part of the tariff revision process.  Every year after the tariff revision, the tariffs applicable to distribution companies are to be adjusted based on a formula that contains an “X” factor. The “X” factor is intended to permit the regulator to adjust tariffs so that consumers may share in the distribution company’s realization of increased operating efficiencies. The revision, however, is entirely within the regulators discretion and there have been changes to the concept from what was originally defined in the concession contract.  The “X” factor is still pending further discussion with the regulator and will be subject to a public hearing process. The initial “X” factor adjustment is scheduled to be determined over the course of 2003, and this adjustment may have an impact, either positive or negative, on the amount and timing of the cash flows and earnings reported by our businesses in Brazil.

The distribution companies are challenging certain methodologies used for the tariff revision.  For example, the rate base calculation used for the tariff reset is defined by ANEEL Resolution Nr. 493 which takes into account the replacement value of the concessionaire’s assets.  Private investors are claiming that the minimum bid price established at the privatization process be used as the asset base determining remuneration. This claim is being pursued in the Brazilian courts but there is no assurance that it will be successful. In addition, under the replacement cost method used by ANEEL, the asset base calculation has not been finalized with many of the distribution companies, including Eletropaulo and Sul. ANEEL has used a provisional asset base number, based on a percentage of the fixed assets adjusted for inflation. In the case of Eletropaulo, the regulator has used 90% of the value of the adjusted fixed assets indexed by IGPM until June 2003.  ANEEL has stated that once the final number pursuant to Resolution 493 is achieved, tariffs will be retroactively adjusted, in the 2004 tariff adjustment, for the difference. There is no assurance at this point on what the final rate base amounts will be for Eletropaulo or Sul.  ANEEL has released a technical note with changes to the original Resolution 493. On August 11, 2003, Eletropauloand Sulfiled an administrative appeal against the technical note, contesting the changes in the resolution as well as inconsistencies noted in the original version of Resolution 493. Finally, the companies believe that there is a timing mismatch in the parameters used in the respective formula.  As the “Test-Year” assumes parameters for the following 12-months after the reset, it does not pick-up the effects of the inflation on the unit costs adopted for the Reference Company or on the value of the assets that comprise the regulatory Rate Base. There are discussions that are still ongoing at ANEEL in respect to such methodology.

Tracking account.  Power purchase costs, system charges, and most non-manageable costs are based on actual prices for volumes forecasted for the coming year. Differences between actual power costs incurred over the course of the year due to the exchange rate impact on the price of Itaipu power (which is priced in U.S. dollars) and certain other non-manageable costs are tracked in the “CVA” account (tracking account), which is supposed to be remunerated in the subsequent year. There are costs pending inclusion in the CVA account such as price variations in bilateral contracts and spot purchases, which are currently under discussion with ANEEL.

On April 4, 2003, the Ministry of Mines and Energy (“MME”) issued a decree postponing, for a 1-year period, the tracking account tariff increase. According to this decree, the passing through to tariffs of the amounts accumulated in the tracking account for the distribution concessionaires that had been scheduled to occur from April 8, 2003 to April 7, 2004 will be postponed to the subsequent year’s tariff adjustment.  As a result, in the case of Sul and Eletropaulo, the pass-through of the tracking account balance for 2003, that should originally happen on April 19, 2003 and July 4, 2003 amount to approximately $12 million and $173 million, respectively. These amounts will be accumulated in the next twelve months and shall be recovered over a 24-month period rather than the usual 12-month period. BNDES will provide loans to the distribution companies this year, which would be repaid during the recovery period. In the case of Eletropaulo and Sul however, BNDES has already stated that the disbursement of the CVA funds will depend on the successful conclusion of the current negotiation to cure the default under AES Elpa and AES Transgas loans.

New Model.  On July 21, 2003, the Ministry of Mines and Energy released a formal document presenting the outlines of the new sector model. As details are released, the company will evaluate the effects of the new model. However, the main concerns over the new model relate to the requirement of the distribution companies to forecast with 100% accuracy its projected market demand for a 5-year time period, subject to penalties in the case of differences between the projections and the actual demand. The Ministry has not defined the magnitude of the penalties and therefore it is not possible to evaluate the impact for Eletropaulo and Sul. In addition, there is no methodology established to compensate the distribution companies in the event of government imposed rationing in the future as in 2001. The proposed new model is based on the concept of a single pool that will acquire most of the existing generation capacity as well as any new generation capacity built in the future. The feasibility of the pool is questionable and may create additional regulatory uncertainty that may seriously impact the ability to attract new investment in the sector. Finally, it is expected that the existing bilateral supply contracts shall be honored and not affecting the existing PPA between Eletropaulo and Tiete nor the contract between Sul and Uruguaiana.

Venezuela

The political environment and economy in Venezuela continue to be in a state of crisis. The economy has suffered from falling oil revenues, capital flight and a decline in foreign reserves. The country is experiencing negative GDP growth, high unemployment, significant foreign currency fluctuations and political instability. Beginning December 2, 2002, Venezuela experienced a forty-five day nationwide general strike that affected a significant portion of the Venezuelan economy, including the city of Caracas and the oil industry. This general strike has affected the normal conduct of EDC’s business. In combination, these circumstances create significant uncertainty surrounding the performance, cash flow and potential for profitability of EDC. However, AES is not required to support the potential cash flow or debt service obligations of EDC. AES’s total investment in EDC at June 30, 2003, was approximately $1.8 billion.

In February 2002, the Venezuelan Government decided not to continue support of the Venezuelan currency, which has caused significant devaluation. As a result of this decision by the Venezuelan government, the U.S. dollar to Venezuelan exchange rate had floated as high as 1,853 before being fixed at 1,600 through June 30, 2003. EDC uses the U.S. dollar as its functional currency. A portion of its debt is denominated in the Venezuelan bolivar, and as of June 30, 2003, EDC has net Venezuelan bolivar monetary liabilities thereby creating foreign currency gains on such debt when the Venezuelan bolivar devalues. During the second quarter of 2003, the Company recorded net pre-tax foreign currency transaction losses of approximately $20 million, as well as approximately $7 million of pre-tax mark to market losses on foreign currency forward and swap contracts. The net foreign currency transaction losses were the result of depreciation of the U.S. dollar relative to the euro, which is the currency of some portion of EDC’s debt; as well as the result of securities transactions to service EDC’s U.S. dollar-denominated debt. The tariffs at EDC are adjusted semi-annually to reflect fluctuations in inflation and the currency exchange rate. However, a failure to receive such adjustment to reflect changes in the exchange rate and inflation could adversely affect the Company’s results of operations.  During the six months ended June 30, 2003, the Company recorded net pre-tax foreign currency transaction losses of approximately $16 million, as well as approximately $1 million of pre-tax mark to market losses on foreign currency forward and swap contracts.

Effective January 21, 2003, the Venezuelan Government and the Central Bank of Venezuela (Central Bank) agreed to suspend the trading of foreign currencies in the country for five business days and to establish new standards for the foreign currency exchange regime. On February 5, 2003, the Venezuelan Government and the Central Bank entered into an exchange agreement that governs the Foreign Currency Management Regime, and establishes the applicable exchange rate. The exchange agreement established certain conditions including the centralization of the purchase and sale of currencies within the country by the Central Bank, and the incorporation of the Foreign Currency Management Commission (CADIVI) to administer the execution of the exchange agreement and establish certain procedures and restrictions. The acquisition of foreign currencies will be subject to the prior registration of the interested party and the issuance of an authorization to participate in the exchange regime. Furthermore, CADIVI will govern the provisions of the exchange agreement, define the procedures and requirements for the administration of foreign currencies for imports and exports, and authorize purchases of currencies in the country. The exchange rates set by such agreements are 1,596 bolivars per U.S. dollar for purchases and 1,600 bolivars per U.S. dollar for sales. These actions may impact the ability of EDC to distribute cash to the parent.  The financial statements for the second quarter of 2003 used the official exchange rate of 1,600 bolivars per U.S. dollar to translate the results of operations for the portion of the first quarter that exchange controls were in place.  However, if the Company had used the last traded exchange rate of 1,853 bolivars per U.S. dollar prior to the effectiveness of exchange controls, pre-tax income for the quarter would have increased by approximately $11 million primarily due to gains that would have been realized on bolivar-denominated debt.

In a Resolution passed on April 14, 2003, CADIVI published a list of import duty codes identifying goods that have been approved for foreign currency purchases by registered companies.  On April 28, 2003, CADIVI notified EDC that its registration to import such goods had been approved. On April 22, 2003, CADIVI published the general procedures regarding the acquisition of foreign currency for payments of external debt entered into by private companies prior to January 22, 2003.  EDC was able to obtain $12 million at the official rate to service external debt in July 2003.  Also, in January 1999, a joint resolution of the Ministry of Energy and Mines and the Ministry of Industry and Commerce established the basic tariff rates applicable during the Four Year Tariff Regime from 1999 through 2002. The tariffs were established by the Ministry of Energy and Mines using a combination of cost-plus and return on investment methodologies. The regulation that establishes basic tariff rates is expected to change for 2003, and this change may have an impact on the amount and timing of the cash flows and earnings reported by EDC.

At June 30, 2003, EDC was not in compliance with two of its net worth covenants on $113 million and $9 million of non-recourse debt primarily due to the impact of the devaluation of the Venezuelan Bolivar. EDC has received written waivers regarding the respective covenants effective through September 30, 2003.  Of the above-mentioned debt, approximately $83 million is classified as non-recourse debt—long term in the accompanying consolidated balance sheets. The remainder is classified as non-recourse debt—current portion.

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

Since December 12, 2002 Drax has been operating under standstill arrangements with its senior creditors (initially under the “Original Standstill Agreement”, and, after expiration thereof on May 31, 2003, under the “Further Standstill Agreement”, and, after expiration thereof on June 30, 2003 under the “Third Standstill Agreement”, which is scheduled to expire on August 14, 2003) for the purpose of providing Drax and its senior creditors with a period of stability during which discussions regarding a consensual restructuring (the “Restructuring”) could take place.  The Original Standstill Agreement, the Further Standstill Agreement and the Third Standstill Agreement provide temporary and/or permanent waivers by certain of the senior lenders of defaults that have occurred or could occur up to the expiration of the standstill period on August 14, 2003 including a permanent waiver resulting from termination of the Hedging Agreement.

Based on negotiations through the end of June, Drax, AES and the steering committee (the “Steering Committee”) representing the syndicate of banks (the “Senior Lenders”), which financed the Eurobonds issued by Drax to finance the acquisition of the Drax power plant, and the ad hoc committee formed by holders of Drax’s Senior Bonds (the “Ad Hoc Committee” and, together with the Steering Committee, the “Senior Creditors Committees”), reached agreement on more detailed terms of the Restructuring, and each of the Senior Creditors Committees, Drax and AES indicated their support for a Restructuring to be implemented based upon the proposed restructuring terms (the “Restructuring Proposal”) that was published by Drax on Form 6-K on June 30, 2003.

On July 23, 2003, Drax received a letter from International Power plc., pursuant to which it offered to replace AES in the Restructuring and to purchase certain debt to be issued in the Restructuring described in the Restructuring Proposal (the “IP Proposal”).  On July 28, 2003, AES sent a letter to the Senior Creditors Committees and to Drax indicating that AES would withdraw its support for, and participation in, the Restructuring unless each member of the Senior Creditors Committees met certain conditions by no later than August 5, 2003, including support for the Restructuring Proposal (subject to documentation), rejection of the IP Proposal and inclusion in the extended standstill agreement an agreement not to discuss or negotiate with any person regarding the sale of the Drax power station or the participation of any person in the Restructuring in lieu of AES.

Because none of the written confirmations requested by AES were received, on August 5, 2003 AES withdrew its support for, and participation in, the Restructuring Proposal.  If AES has no continuing involvement in the operations of Drax, its previous results (including current year losses) will be reflected as discontinued operations. AES wrote off its entire investment in Drax during 2002.

Since certain of Drax’s forward looking debt service cover ratios as of June 30, 2002 were below required levels, Drax was not able to make any cash distributions to Drax Energy, the holding company high-yield note issuer, at that time. Drax expects that the ratios, if calculated as of December 31, 2002, or as of June 30, 2003 would also have been below the required levels at December 31, 2002 or June 30, 2003, as applicable.  In addition, as part of the standstill arrangements, Drax deferred a certain portion of the principal payments due to its Senior Lenders as of December 31, 2002 and as of June 30, 2003. As a consequence of the foregoing, Drax was not permitted to make any distributions to Drax Energy. As a result, Drax Energy was unable to make the full amount of the interest payment of $11.5 million and £7.6 million due on its high-yield notes on February 28, 2003. Drax Energy’s failure to make the full amount of the required interest payment constitutes an event of default under its high-yield notes, although pursuant to intercreditor agreements the holders of the high-yield notes had no enforcement rights until 90 days following the delivery of certain notices under the intercreditor arrangements.  The high yield note holders delivered a notice of acceleration on May 19, 2003 and delivered the required notices under the intercreditor arrangements on May 28, 2003.

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

On July 24, 2003, the Company reached an agreement to sell substantially all the physical assets of AES Barry to an unrelated third party for £40 million.  The sale proceeds will be used to discharge part of AES Barry’s debt, and to pay certain transaction costs and fees.  Subsequent to the transaction, the Company will continue to own the stock of AES Barry while it pursues the £60 million claim against TXU EET.  AES Barry will receive 20% of amounts recovered from the administrator.  If the proceeds from TXU EET are not sufficient to repay the bank debt, the banks have recourse to the shares of AES Barry, but have no recourse to AES for a default by AES Barry.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

Revenues

Revenues increased $154 million, or 8%, to $2.2 billion during the three months ended June 30, 2003 compared to $2.0 billion for the three months ended June 30, 2002. The increase in revenues is due to new operations from greenfield projects, improved electricity prices, particularly in North America, and to the 2002 provision for the Brazilian regulatory decision at Sul.  These factors were offset by the effect of foreign currency devaluation and milder weather conditions.  AES is a global power company which operates in 28 countries around the world. The breakdown of AES’s revenues for the three month periods ended June 30, 2003 and 2002, based on the business segment and geographic region in which they were earned, is set forth below.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	% Change
	(in $millions)
Large Utilities:
North America	$190	$197	(4)%
South America	441	501	(12)%
Caribbean*	146	165	(12)%
Total Large Utilities	$777	$863	(10)%

Growth Distribution:
South America	$109	$(36)	NM
Caribbean*	122	140	(13)
Europe/Africa	86	66	30%
Total Growth Distribution	$317	$170	86%

Total Regulated Revenues	$1,094	$1,033	6%

*                                         Includes Venezuela and Colombia

NM - Not Meaningful

Regulated revenues.  Regulated revenues increased $61 million, or 6%, to $1.1 billion for the second quarter of 2003 compared to the same period in 2002. Generally, regulated revenues increased due to the 2002 provision for the Brazilian regulatory decision at Sul, and greater 2003 revenues at Sonel in Cameroon, and Eden Edes and Edelap in Argentina. These effects were partially offset by the effect of foreign currency devaluation, ongoing economic turmoil in Venezuela, and milder weather conditions. Regulated revenues will continue to be impacted by temperatures that vary from normal in the state of Indiana and the metropolitan areas of Sao Paulo, Brazil and Caracas, Venezuela, as well as fluctuations in the value of Brazilian and Argentine currencies.

Large utilities revenues decreased $86 million, or 10%, to $777 million for the second quarter of 2003 from $863 million for the second quarter of 2002, which was comprised of decreases at EDC, Eletropaulo and IPALCO.  Revenues at EDC declined $19 million during the three months ended June 30, 2003 due to lower production and the effect of foreign currency devaluation.  Economic activity at Eletropaulo increased in 2003 as demonstrated by greater residential and commercial consumption resulting from the end of rationing in February 2002.  However, this increase was offset by the devaluation of the real and weaker demand from industrial customers.  The net result of these factors was a $60 million decrease in net revenues in 2003. The Company began consolidating Eletropaulo in February 2002 when control of the business was obtained.  Revenues at IPALCO decreased $7 million in the second quarter of 2003 as a result of milder weather.  There were 55 fewer heating degree days and 182 fewer cooling degree days during the three months ended June 30, 2003 compared to the same period in 2002.  Retail revenues decreased $10 million, or 6%, mostly due to a 5% decrease in kWh volume. The $2 million increase in wholesale revenues was primarily due to a 28% increase in the average price per kWh sold as well as a 3% increase in the quantity of wholesale kWh sold.

Growth distribution revenues increased $147 million, or 86%, to $317 million for the second quarter of 2003 from $170 million for the second quarter of 2002.  Overall, segment revenues increased $145 million in South America, increased $20 million in Europe/Africa, and decreased $18 million in the Caribbean.  The increase in South America was primarily due to the 2002 provision of $145 million for the Brazilian regulatory decision at Sul in Brazil. This effect on segment revenues was partially offset by revenue increases at SONEL in Cameroon, and at CLESA and CAESS in El Salvador.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	% Change
	(in millions)
Contract Generation:
North America	$211	$204	3%
South America	223	226	(1)%
Caribbean*	122	40	205%
Europe/Africa	94	74	27%
Asia	85	88	(3)%
Total Contract Generation	$735	$632	16%

Competitive Supply:
North America	$115	$91	26%
South America	26	18	44%
Caribbean*	21	20	5%
Europe/Africa	179	224	(20)%
Asia	22	20	10%
Total Competitive Supply	$363	$373	(3)%

Total Non-Regulated Revenues	$1,098	$1,005	9%

*                                         Includes Venezuela and Colombia

NM - Not Meaningful

Non-regulated revenues.  Non-regulated revenues increased $93 million, or 9%, to $1.1 billion for the second quarter of 2003 compared to the same period in 2002. This increase was primarily the result of placing new greenfield projects into service subsequent to June 30, 2002, improved electricity prices in the U.S., and increased production offset by the effects of foreign currency devaluation.  Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity in the U.K. and the Northeastern U.S.

Contract generation revenues increased $103 million, or 16%, to $735 million for the second quarter of 2003 from $632 million for the second quarter of 2002, principally due to revenues from greenfield projects put into operation subsequent to the second quarter of 2002 and revenue enhancements at other businesses.  New greenfield projects include Red Oak in North America, Puerto Rico and Andres in the Caribbean and Kelanitissa, Barka and Ras Laffan in Asia.  Among existing businesses, revenue improvements were made at Los Mina and Merida in the Caribbean, and Kilroot, Tisza, and Ebute in Europe/Africa.  This increase was partially offset by lower revenues at Shady Point and Warrior Run in North America, Tiete in South America, and  Lal Pir and  Pak Gen in Asia.  Contract generation revenues increased in all regions except South America and Asia which each experienced a decrease of $3 million.

Competitive supply revenues decreased $10 million, or 3%, to $363 million for the second quarter of 2003 from $373 million for the second quarter of 2002. The decrease in competitive supply revenues was due to a $45 million revenue decline at our businesses in Europe/Africa.  $39 million of this decrease occurred at Drax in the United Kingdom due to the termination of a significant contract in late 2002 which has forced Drax to operate solely in the merchant market during 2003.  This change was partially offset by increases in all other regions.  In North America, competitive supply revenues increased $24 million due mainly to improved electricity prices and demand in New York and the start of commercial operations at Granite Ridge subsequent to June 30, 2002. In South America revenues increased $8 million due to increased production at the Argentine businesses.

Gross Margin

	Three Months Ended June 30, 2003	% of Revenue	Three Months Ended June 30, 2002	% of Revenue	% Change
	(in $millions)		(in $millions)
Large Utilities:
North America	$54	28%	$70	36%	(23)%
South America	54	12%	62	12%	(13)%
Caribbean*	56	38%	53	32%	6%
Total Large Utilities:	$164	21%	$185	21%	(11)%

Growth Distribution:
South America	$18	17%	$(112)	NM	116%
Caribbean*	—	—	10	7%	(100)%
Europe/Africa	6	7%	8	12%	(25)%
Total Growth Distribution	$24	8%	$(94)	(55% )	126%

Total Regulated Gross Margin	$188	17%	$91	9%	107%

*                                         Includes Venezuela and Colombia

NM - Not Meaningful

Regulated gross margin.  Regulated gross margin, which represents total revenues reduced by cost of sales, increased $97 million, or 107%, to $188 million for the second quarter of 2003 from $91 million compared to the same period in 2002. The increase in regulated gross margin is mainly due to the 2002 provision for the Brazilian regulatory decision at Sul offset by lower revenues in the large utilities segment, and higher fuel costs.  Regulated gross margin as a percentage of revenues increased to 17% for the second quarter of 2003 from 9% for the second quarter of 2002.

Large utilities gross margin decreased $21 million, or 11%, to $164 million for the second quarter of 2003 from $185 million for the second quarter of 2002.  IPALCO’s gross margin decreased $16 million in 2003 due to lower revenues, increased maintenance costs associated with their NOx compliance construction program, and increased pension costs.  Gross margin decreased $22 million at Eletropaulo due to the effects of foreign currency devaluation and increased pension costs.  Gross margin at EDC increased $2 million in 2003 primarily due to lower fuel costs offset by the effect of foreign currency devaluation.  The large utilities gross margin as a percentage of revenues remained constant at 21% for each period. Gross margin ratios decreased in North America, remained flat in South America, and improved in the Caribbean.

Growth distribution gross margin increased $118 million, or 126%, to $24 million for the second quarter of 2003 from $(94) million for the second quarter of 2002. Gross margin increased $130 million in South America due to the 2002 provision of $145 million for the Brazilian regulatory decision at Sul in Brazil.  This improvement was offset by a $13 million reduction in the operating gross margin at Sul.  Caribbean gross margin decreased $10 million mainly due to higher fuel costs, unfavorable foreign exchange rates, and lower revenues at Ede Este partially offset by improved margin at CAESS.  The growth distribution gross margin as a percentage of revenues improved to 8% for the second quarter of 2003 from (55)% for the second quarter of 2002.

	Three Months Ended June 30, 2003	% of Revenue	Three Months Ended June 30, 2002	% of Revenue	% Change
	(in millions)		(in millions)
Contract Generation:
North America	$92	44%	100	49%	(8)%
South America	92	41%	87	38%	6%
Caribbean*	33	27%	7	18%	NM
Europe/Africa	24	26%	19	26%	26%
Asia	44	52%	47	53%	(6)%
Total Contract Generation	$285	39%	$260	41%	10%

Competitive Supply:
North America	$25	22%	$13	14%	92%
South America	5	19%	2	11%	150%
Caribbean*	4	19%	8	40%	(50)%
Europe/Africa	(20)	(11%)	58	26%	(134)%
Asia	4	18%	4	20%	—
Total Competitive Supply	$18	5%	$85	23%	(79)%

Total Non-Regulated Gross Margin	$303	28%	$345	34%	(12)%

*                                         Includes Venezuela and Colombia

NM - Not Meaningful

Non-regulated gross margin.  Non-regulated gross margin decreased $42 million, or 12%, to $303 million for the second quarter of 2003 from $345 million during the same period in 2002. The overall decrease in non-regulated gross margin is mainly due to weaker margins at Drax in the United Kingdom offset by operational improvements at certain businesses.  Non-regulated gross margin as a percentage of revenues declined from 34% during the second quarter of 2002 to 28% for the second quarter of 2003.

Contract generation gross margin increased $25 million, or 10%, to $285 million for the second quarter of 2003 from $260 million for the second quarter of 2002, The contract generation gross margin as a percentage of revenues decreased slightly to 39% for the second quarter of 2003 from 41% for the second quarter of 2002. Gross margin increased in South America, Caribbean and Europe/Africa but was partially offset by decreases in North America and Asia.  South America gross margin increased $5 million due to improvements at Uruguaiana and Tiete in Brazil.  Caribbean gross margin increased $26 million as a result of placing Puerto Rico into operation during the second quarter of 2002.  Europe/Africa gross margin increased $5 million due to increased production at Ebute and Kilroot.  North America gross margin decreased $8 million mainly due to a reduction in contracted capacity payments at Shady Point. Asia gross margin decreased $3 million mainly due to lower margins at our Chigen business offset by positive gross margins from greenfield projects at Barka and Ras Laffan.

Competitive supply gross margin decreased $67 million, or 79%, to $18 million for the second quarter of 2003 from $85 million for the second quarter of 2002.  Competitive supply gross margin as a percentage of revenues decreased to 5% for the second quarter of 2003 from 23% for the second quarter of 2002. Gross margin increased in North America and South America and decreased in Europe/Africa and the Caribbean. North America gross margin increased $12 million due to improved electricity prices and demand in New York offset by lower gross margins at Deepwater and the Granite Ridge greenfield project. South America gross margin increased $3 million mainly due to operational improvements at our Argentine businesses. Europe/Africa gross margin decreased $78 million mainly due to weaker prices at Drax resulting from the loss of the TXU Hedging Agreement and increased costs due to higher volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $5 million to $32 million for the second quarter of 2003 compared to the same period in 2002. Selling, general and administrative costs as a percentage of revenues remained constant at 1% for the second quarter of 2003 and 2002.

Interest expense.  Interest expense increased $65 million, or 12%, to $589 million for the second quarter of 2003 compared to the same period in 2002. Interest expense as a percentage of revenue increased from 26% during the second quarter of 2002 to 27% for the second quarter of 2003. Interest expense increased primarily due to the interest expense at new businesses, penalties incurred at businesses in default, and additional corporate interest costs arising from the senior debt issued within the past twelve months at higher interest rates to refinance prior obligations at lower interest rates.

Interest income.  Interest income decreased $41 million, or 38%, to $68 million for the second quarter of 2003 compared to the same period in 2002. Interest income as a percentage of revenue decreased to 3% for the second quarter of 2003 from 5% for the second quarter of 2002. Interest income decreased $18 million at Altai in Kazakhstan, $14 million at Eletropaulo in Brazil and $9 million at Tiete in Brazil.

Other expense.  Other expense increased from $0 for the second quarter of 2002 to $25 million for the second quarter of 2003.  Other expense primarily consists of losses on the sale of assets, marked-to-market losses on commodity derivatives, and costs associated with the settlement of litigation.

Other income.  Other income increased $56 million to $102 million for the second quarter of 2003 compared to the same period in 2002. Other income primarily includes gains on the extinguishment of liabilities and settlement of litigation.

Loss on sale or write-down of investments and asset impairment expense.  Loss on sale or write-down of investments and asset impairment expense decreased $35 million to $24 million for the second quarter of 2003 compared to the same period in 2002.  This amount includes the write-off of $22 million of capitalized costs associated with El Faro, a development project in Honduras that was terminated in the second quarter of 2003.

In the second quarter of 2002, the Company recorded an impairment charge of $45 million on an equity method investment in a telecommunications company in Latin America and a loss on the sale of an equity method investment in a telecommunications company in

Latin America of approximately $14 million.

Foreign currency transaction gains (losses).  The Company recognized foreign currency transaction gains of $109 million during the second quarter of 2003 compared to losses from foreign currency transactions of $136 million in the second quarter of 2002. Foreign currency transaction gains increased primarily due to a 21% appreciation in the Argentina Peso from 3.32 at December 31, 2002 to 2.75 at June 30, 2003, which resulted in $24 million of foreign currency transaction gains for the three months ended June 30, 2003. Additionally, a 23% appreciation occurred in the Brazilian real during the first six months of 2003. The Brazilian real improved from 3.53 at December 31, 2002 to 2.87 at June 30, 2003. As a result of the appreciation, the Company recorded Brazilian foreign currency gains of $125 million for the three months ended June 30, 2003. These gains were partially offset by $27 million of foreign transaction losses recorded at EDC for the three months ended June 30, 2003 due to a 12% devaluation of the Venezuelan Bolivar from 1,403 at December 31, 2002 to 1,600 at June 30, 2002 and a devaluation of the U.S. dollar compared to the Euro which is the denomination of certain of EDC’s debts.  Additionally, Ede Este, a growth distribution business located in the Dominican Republic, experienced foreign currency transaction losses of $13 million during the second quarter of 2003, and Drax, a competitive supply business located in the United Kingdom, experienced foreign currency transaction gains of $6 million during the second quarter of 2003.

Equity in pre-tax earnings of affiliates.  Equity in pre-tax earnings of affiliates decreased $5 million, or 19%, to $21 million during the second quarter of 2003 compared to the same period in 2002. Equity in earnings of affiliates decreased in 2003 due to a reduction in earnings from our investment in CEMIG offset by increased earnings at our affiliates in Asia.  For the quarter ended June 30, 2002, equity in pre-tax earnings of our large utilities included non-cash Brazilian foreign currency transaction losses of $28 million due to the devaluation of the Brazilian real during that period.

Income tax expense.  Income taxes on continuing operations (including income taxes on equity in earnings) changed to expense of $34 million for the second quarter of 2003 from a benefit of $7 million during the second quarter of 2002.  The effective tax rate changed from a tax benefit at a 5% effective rate in 2002 to tax expense at a 34% effective tax rate in 2003.

Minority interest in net income (losses) of subsidiaries.  The Company recorded $22 million of minority interest expense during the second quarter of 2003 compared to minority interest income of $21 million during the second quarter of 2002.  Increased minority interest expense in large utilities, growth distribution, and competitive supply were somewhat offset by decreased contract generation minority interest expense.

Large utilities minority interest changed from a benefit of $11 million in the second quarter of 2002 to expense of $1 million in the second quarter of 2003. Minority interest expense increased by $16 million at Eletropaulo and CEMIG, and decreased by $13 million at EDC.

Growth distribution minority interest changed to an expense of less than $1 million for the second quarter of 2003 compared to a benefit of $11 million for the second quarter of 2002. $13 million of additional minority interest expense was recorded in 2003 at our businesses in South America which was offset by additional minority interest income at several businesses in the Caribbean and Europe/Africa.

Contract generation minority interest expense decreased $3 million to $18 million in the second quarter of 2003 compared to expense of $21 million in the second quarter of 2002. The change is primarily due to lower earnings shared with our minority partners in Tiete in Brazil.

Competitive supply minority interest changed by $22 million to expense of $2 million in the second quarter of 2003 compared to a benefit of $20 million in the second quarter of 2002. The change in competitive supply minority interest is primarily due to sharing of losses in the second quarter of 2002 at Parana.

Income (loss) from continuing operations.  Income from continuing operations improved $166 million, or 164%, to income of $65 million for the second quarter of 2003 from a loss of $101 million for the second quarter of 2002. The improvement was primarily due to improved gross margin and favorable foreign exchange movements during the second quarter of 2003.  These changes were slightly offset by greater interest expense, tax expense and minority interest expense in 2003.

Loss from operations of discontinued businesses.  During the second quarters of 2003 and 2002, the Company recorded losses from operations of discontinued businesses of $194 million and $141 million, net of tax, respectively.

In July 2003, AES reached an agreement to sell 100% of its ownership interest in AES Mtkvari, AES Khrami and AES Telasi for gross proceeds of $23 million.  Accordingly, these businesses were classified as discontinued in the second quarter of 2003.  As a result of the transaction, the Company recorded a pre-tax impairment charge of $204 million during the second quarter of 2003 to reduce the carrying value of the assets to their estimated fair value in accordance with SFAS No. 144.  Completion of the sales transaction is subject to certain conditions, including government and lender approvals.

Accounting change.  On April 1, 2002, the Company adopted Derivative Implementation Group (“DIG”) Issue C-15 which established specific guidelines for certain contracts to be considered normal purchases and normal sales contracts. As a result of this adoption, the Company had two contracts which no longer qualified as normal purchases and normal sales contract and were required to be treated as derivative instruments. The adoption of DIG Issue C-15, effective April 1, 2002, resulted in a cumulative increase to income of $127 million, net of income tax effects.

Net loss.  The Company recorded net losses of $129 million and $115 million for the second quarters of 2003 and 2002, respectively. Much of this change is due to greater losses from discontinued operations and increased interest expense partially offset by a favorable change in foreign currency exchange rates.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Revenues

Revenues increased $171 million, or 4%, to $4.4 billion during the six months ended June 30, 2003 compared to $4.2 billion for the six months ended June 30, 2002. The increase in revenues is due to new operations from greenfield projects, favorable weather conditions and improved electricity prices, particularly in North America.  These factors were offset by the effect of foreign currency devaluation.  AES is a global power company which operates in 28 countries around the world. The breakdown of AES’s revenues for the six month periods ended June 30, 2003 and 2002, based on the business segment and geographic region in which they were earned, is set forth below.

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	% Change
	(in $millions)
Large Utilities:
North America	$408	$395	3%
South America	799	885	(10)%
Caribbean*	273	351	(22)%
Total Large Utilities	$1,480	$1,631	(9)%

Growth Distribution:
South America	$199	$106	88%
Caribbean*	260	273	(5)%
Europe/Africa	173	138	25%
Total Growth Distribution	$632	$517	22%

Total Regulated Revenues	$2,112	$2,148	(2)%

*                                         Includes Venezuela and Colombia

Regulated revenues.  Regulated revenues decreased $36 million, or 2%, to $2.1 billion for the six months ended June 30, 2003 compared to the same period in 2002. Generally regulated revenues decreased due to the effects of foreign currency devaluation, amortization of margin recovery at Eletropaulo, and civil unrest in Venezuela. These effects were partially offset by greater revenues at IPALCO, as well as increased revenues at our South American and Europe Africa growth distribution businesses. Regulated revenues will continue to be impacted by temperatures that vary from normal in the state of Indiana and the metropolitan areas of Sao Paulo, Brazil and Caracas, Venezuela, as well as fluctuations in the value of Brazilian and Argentine currencies.

Large utilities revenues decreased $151 million, or 9%, to $1,480 million for the six months ended June 30, 2003 from $1,631 million for the same period of 2002, which was comprised of decreases at EDC and Eletropaulo partially offset by an increase at IPALCO.  Revenues at EDC declined $78 million during the six months ended June 30, 2003 as a result of Venezuela’s general strike that continued through mid-January 2003 and the effect of foreign currency devaluation.  Economic activity at Eletropaulo increased in 2003 as demonstrated by greater residential and commercial consumption resulting from the end of rationing in February 2002.  However, this increase was offset by the devaluation of the real and amortization of deferred regulatory assets.  These assets represent electricity purchase costs that were capitalized and deferred by Eletropaulo during the rationing program.  The net result of these factors was an $86 million decrease in net revenues in 2003. The Company began consolidating Eletropaulo in February 2002 when control of the business was obtained.  Revenues at IPALCO increased $13 million in 2003 as a result of greater retail and wholesale revenues and favorable weather conditions.  There were 549 additional heating degree days and 182 fewer cooling degree days during the three months ended June 30, 2003 compared to the same period in 2002.  Retail revenues increased $7 million, or 2%, mostly due to a 3% increase in kWh volume. The $6 million increase in wholesale revenues was primarily due to a 49% increase in the average price per kWh sold, partially offset by an 8% decrease in the quantity of wholesale kWh sold.

Growth distribution revenues increased $115 million, or 22%, to $632 million for the six months ended June 30, 2003 from $517 million for the same period in 2002.  Overall, segment revenues increased $93 million in South America and $35 million in Europe/Africa, and decreased $13 million in the Caribbean.  The increase in South America was primarily due to the 2002 provision of $145 million for the Brazilian regulatory decision at Sul and devaluation of the Brazilian real from the first half of 2002 to the first half of 2003.  Segment revenues increased at SONEL in Cameroon, and at CLESA and CAESS in El Salvador.

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	% Change
	(in millions)
Contract Generation:
North America	$418	$405	3%
South America	427	464	(8)%
Caribbean*	234	73	221%
Europe/Africa	206	179	15%
Asia	166	163	2%
Total Contract Generation	$1,451	$1,284	13%

Competitive Supply:
North America	$243	$183	33%
South America	54	40	35%
Caribbean*	42	41	2%
Europe/Africa	435	472	(8)%
Asia	48	46	4%
Total Competitive Supply	$822	$782	5%

Total Non-Regulated Revenues	$2,273	$2,066	10%

*                                         Includes Venezuela and Colombia

Non-regulated revenues.  Non-regulated revenues increased $207 million, or 10%, to $2.3 billion for the six months ended June 30, 2003 compared to the same period in 2002. This increase was primarily the result of placing new greenfield projects into service subsequent to June 30, 2002, improved electricity prices in the U.S., and increased production offset by the effects of foreign currency devaluation.  Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity in the U.K. and the Northeastern U.S.

Contract generation revenues increased $167 million, or 13%, to $1,451 million for the six months ended June 30, 2003 from $1,284 million for the same period in 2002, principally due to revenues from greenfield projects put into operation subsequent to the June 30, 2002 and revenue enhancements at other businesses.  New greenfield projects include Red Oak in North America, Puerto Rico and Andres in the Caribbean and Kelanitissa, Barka and Ras Laffan in Asia.  Among existing businesses, revenue improvements were made at Los Mina and Merida in the Caribbean, and Tisza and Ebute in Europe/Africa.  Contract generation revenues increased in all regions except South America which experienced a decrease of $37 million primarily from foreign currency devaluation during the six months ended June 30, 2003.

Competitive supply revenues increased $40 million, or 5%, to $822 million for the six months ended June 30, 2003 from $782 million for the same period of 2002. The increase in competitive supply revenues was due to increases in North America and South America offset by a decrease in Europe/Africa.  In North America, competitive supply revenues increased $60 million due mainly to improved electricity prices and demand in New York and the start of commercial operations at Granite Ridge subsequent to June 30, 2002. In South America revenues increased $14 million due to increased production at the Argentine businesses.  Revenues decreased by $37 million in Europe/Africa due primarily to a $28 million decrease at Drax in the United Kingdom due to the termination of a significant contract in late

2002 which has forced Drax to operate solely in the merchant market during 2003.

Gross Margin

	Six Months Ended June 30, 2002	% of Revenue	Six Months Ended June 30, 2002	% of Revenue	% Change
	(in $millions)		(in $millions)
Large Utilities:
North America	$137	34%	$146	37%	(6)%
South America	97	12%	151	17%	(36)%
Caribbean*	95	35%	120	34%	(21)%
Total Large Utilities:	$329	22%	$417	26%	(21)%

Growth Distribution:
South America	$38	19%	$(63)	(59)%	160%
Caribbean*	6	2%	28	10%	(79)%
Europe/Africa	22	13%	18	13%	22%
Total Growth Distribution	$66	10%	$(17)	(3)%	NM

Total Regulated Gross Margin	$395	19%	$400	19%	(1)%

*              Includes Venezuela and Colombia

NM - Not Meaningful

Regulated gross margin.  Regulated gross margin, which represents total revenues reduced by cost of sales, decreased $5 million, or 1%, to $395 million for the six months ended June 30, 2003 from $400 million compared to the same period in 2002. The decrease in regulated gross margin is mainly due to lower large utility revenues, higher fuel costs and unfavorable foreign exchange rates.  This decrease was offset by the 2002 provision for the Brazilian regulatory decision at Sul.  Regulated gross margin as a percentage of revenues remained consistent at 19% for the first half of 2003 and 2002.

Large utilities gross margin decreased $88 million, or 21%, to $329 million for the six months ended June 30, 2003 from $417 million for the same period in 2002.  Gross margin decreased $54 million at Eletropaulo due to increased operating costs, higher pension costs, and unfavorable foreign exchange rates.  Gross margin at EDC decreased $25 million in 2003 primarily due to lower revenue and the effect of foreign currency devaluation, offset by lower fuel costs.  IPALCO’s gross margin decreased $9 million in 2003 due to increased maintenance costs associated with their NOx compliance construction program, increased fuel and purchased power costs, and increased pension costs.  The large utilities gross margin as a percentage of revenues decreased to 22% for the first half of 2003 from 26% for the first half of 2002. Gross margin ratios decreased in North and South America and remained relatively flat in the Caribbean.

Growth distribution gross margin increased $83 million to $66 million for the six months ended June 30, 2003 from $(17) million for the same period in 2002. South America gross margin increased $101 million primarily due to the 2002 provision of $145 million for the Brazilian regulatory decision at Sul in Brazil offset by reductions at Sul caused by lower revenues and the effect of foreign currency devaluation.  Europe/Africa gross margin increased $4 million mainly due to improved gross margin at SONEL. Caribbean gross margin decreased $22 million mainly due to higher fuel costs, unfavorable foreign exchange rates, and lower revenues at Ede Este. The growth distribution gross margin as a percentage of revenues improved to 10% for the first half of 2003 from (3)% for the first half of 2002.

	Six Months Ended June 30, 2002	% of Revenue	Six Months Ended June 30, 2002	% of Revenue	% Change
	(in millions)		(in millions)
Contract Generation:
North America	$183	44%	200	49%	(9)%
South America	181	42%	170	37%	6%
Caribbean*	63	27%	11	15%	NM
Europe/Africa	72	35%	65	36%	11%
Asia	77	46%	86	53%	(10)%
Total Contract Generation	$576	40%	$532	41%	8%
Competitive Supply:
North America	$64	26%	$26	14%	146%
South America	14	26%	1	3%	NM
Caribbean*	11	26%	14	34%	(21)%
Europe/Africa	29	7%	120	25%	(76)%
Asia	13	27%	12	26%	8%
Total Competitive Supply	$131	16%	$173	22%	(24)%

Total Non-Regulated Gross Margin	$707	31%	$705	34%	—

*              Includes Venezuela and Colombia

NM - Not Meaningful

Non-regulated gross margin.  Non-regulated gross margin increased $2 million to $707 million for the six months ended June 30, 2003 from $705 million during the same period in 2002. The overall increase in non-regulated gross margin is mainly due to operational improvements at certain businesses offset by weaker margins at Drax in the United Kingdom.  Non-regulated gross margin as a percentage of revenues decreased to 31% for the six months ended June 30, 2003 compared to 34% for the same period in 2002.

Contract generation gross margin increased $44 million, or 8%, to $576 million for the six months ended June 30, 2003 from $532 million for the same period in 2002, The contract generation gross margin as a percentage of revenues decreased slightly to 40% for the first half of 2003 from 41% for the first half of 2002. Gross margin increased in South America, Caribbean and Europe/Africa but was partially offset by decreases in North America and Asia.  South America gross margin increased $11 million due to improvements at Uruguaiana and Tiete in Brazil offset by lower margin at Gener in Chile.  Caribbean gross margin increased $52 million as a result of placing Puerto Rico into operation subsequent during the second quarter of 2002.  Europe/Africa gross margin increased $7 million due to increased production at Ebute.  North America gross margin decreased $17 million mainly due to a reduction in contracted capacity payments at Shady Point. Asia gross margin decreased $9 million mainly due to lower margins at our Chigen business offset by positive gross margins from greenfield projects at Barka and Ras Laffan.

Competitive supply gross margin decreased $42 million, or 24%, to $131 million for the six months ended June 30, 2003 from $173 million for the same period in 2002.  Competitive supply gross margin as a percentage of revenues decreased to 16% for the first half of 2003 from 22% for the first half of 2002. Gross margin increased in North America and South America, and decreased most significantly in Europe/Africa. North America gross margin increased $38 million due to improved electricity prices and demand in New York offset by lower gross margins at Deepwater and the Granite Ridge greenfield project. South America gross margin increased $13 million mainly due to operational improvements at our Argentine businesses. Europe/Africa gross margin decreased $91 million mainly due to weaker prices at Drax resulting from the loss of the TXU Hedging Agreement and increased costs due to higher volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $8 million to $62 million for the six months ended June 30, 2003 compared to the same period in 2002. Selling, general and administrative costs as a percentage of revenues remained constant at 1% for the first half of 2003 and 2002.

Interest expense.  Interest expense increased $212 million, or 22%, to $1,173 million for the six months ended June 30, 2003 compared to the same period in 2002. Interest expense as a percentage of revenue increased from 23% during the first half of 2002 to 27% during the same period in 2003. Interest expense increased primarily due to the interest expense at new businesses, penalties incurred at businesses in default, and additional corporate interest costs arising from the senior debt issued within the past twelve months at higher interest rates to refinance prior obligations at lower interest rates.

Interest income.  Interest income decreased $1 million to $151 million for the six months ended June 30, 2003 compared to the same period in 2002. Interest income as a percentage of revenue decreased to 3% for the first half of 2003 from 4% for the first half of 2002.

Other expense.  Other expense increased $44 million to $50 million for the six months ended June 30, 2003 compared to $6 million for the same period in 2002. Other expense primarily consists of losses on the sale of assets, marked-to-market losses on commodity derivatives, and costs associated with the settlement of litigation.

Other income.  Other income increased $66 million to $125 million for the six months ended June 30, 2003 compared to the same period in 2002. Other income primarily includes gains on the extinguishment of liabilities and settlement of litigation.

Loss on sale or write-down of investments and asset impairment expense.  Loss on sale or write-down of investments and asset impairment expense decreased $86 million, or 74%, to $30 million for the first six months of 2003.  This amount includes the write-off of $22 million of capitalized costs associated with El Faro, a development project in Honduras that was terminated in the second quarter of 2003.

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

Foreign currency transaction gains (losses), net.  The Company recognized foreign currency transaction gains of $160 million during the six months ended June 30, 2003 compared to losses from foreign currency transactions of $200 million in the same period of 2002. Foreign currency transaction gains increased primarily due to a 21% appreciation in the Argentina Peso from 3.32 at December 31, 2002 to 2.75 at June 30, 2003, which resulted in $62 million of foreign currency transaction gains for the six months ended June 30, 2003. Additionally, a 23% appreciation occurred in the Brazilian real during the first six months of 2003. The Brazilian real improved from 3.53 at December 31, 2002 to 2.87 at June 30, 2003. As a result of the appreciation, the Company recorded Brazilian foreign currency gains of $158 million for the six months ended June 30, 2003. These gains were partially offset by $17 million of foreign transaction losses recorded at EDC for the six months ended June 30, 2003 due to a 12% devaluation of the Venezuelan Bolivar from 1,403 at December 31, 2002 to 1,600 at June 30, 2002 and a devaluation of the U.S. dollar compared to the Euro which is the denomination of certain of EDC’s debts.  Additionally, Ede Este, a growth distribution business located in the Dominican Republic, experienced foreign currency transaction losses of $36 million during the six months ended June 30, 2003.

Equity in pre-tax earnings of affiliates.  Equity in pre-tax earnings of affiliates decreased $10 million, or 18%, to $45 million during the six months ended June 30, 2003 compared to the same period in 2002. Equity in earnings of affiliates decreased in 2003 due to the completion of the swap in February 2002 and the resulting consolidation of Eletropaulo, plus a reduction in earnings from our investment in CEMIG.  This effect was partially offset by an increased share of earnings in our Asian contract generation affiliates.

Income tax expense (benefit).  Income tax expense (including income taxes on equity in earnings) increased $19 million to $73 million for the six months ended June 30, 2003 compared to the same period in 2002. The company’s effective tax rate was 34% for the first half of 2003 compared to 83% for the first half of 2002.

Minority interest in net income (losses) of subsidiaries.  The Company recorded $53 million of minority interest expense during the six months ended June 30, 2003 compared to minority interest income of $31 million during the same period of 2002.  Increased minority interest expense in growth distribution, contract generation and competitive supply were somewhat offset by decreased large utilities minority interest expense.

Large utilities minority interest expense decreased $18 million to expense of $5 million in the six months ended June 30, 2003 from expense of $23 million for the same period of 2002. Decreases in minority interest expense occurred at Eletropaulo, EDC and CEMIG.

Growth distribution minority interest changed to an expense of $9 million for the six months ended June 30, 2003 compared to a benefit of $22 million for the same period of 2002. $27 million of the change in growth distribution minority interest occurred at our businesses in South America. Additional expense was also recognized at SONEL and at our Caribbean businesses in 2003.

Contract generation minority interest expense increased $3 million to $32 million in the six months ended June 30, 2003 compared to expense of $29 million in the six months ended June 30, 2002. The change is primarily due to the sharing of increased earnings by the minority partners of Tiete in Brazil and at several of our Asian businesses.

Competitive supply minority interest changed by $68 million to expense of $6 million in the six months ended June 30, 2003 compared to a benefit of $62 million in the same period of 2002. The change in competitive supply minority interest is primarily due to sharing of losses during the first six months of 2002 at Parana.

Income (loss) from continuing operations.  Income from continuing operations increased $131 million to $142 million for the six months ended June 30, 2003 from $11 million for the same period of 2002. The increase was primarily due to improved gross margin, favorable foreign exchange effects, and lower asset write-down and impairment charges during the first half of 2003.  These changes were slightly offset by greater interest expense and increased minority interest expense.

Loss from operations of discontinued businesses.  During the six months ended June 30, 2003 and 2002, the Company recorded losses from operations of discontinued businesses of $175 million and $93 million, net of tax, respectively.

In July 2003, AES reached an agreement to sell 100% of its ownership interest in AES Mtkvari, AES Khrami and AES Telasi for gross proceeds of $23 million.  Accordingly, these businesses were classified as discontinued in the second quarter of 2003.  As a result of the transaction, the Company recorded a pre-tax impairment charge of $204 million during the second quarter of 2003 to reduce the carrying value of the assets to their estimated fair value in accordance with SFAS No. 144.  Completion of the sales transaction is subject to certain conditions, including government and lender approvals.

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

Accounting change.  Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The adoption of SFAS No. 143 resulted in a cumulative reduction to income of $2 million, net of income tax effects, during the six months ended June 30, 2003.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 resulted in a cumulative reduction to income of $473 million, net of income tax effects, during the six months ended June 30, 2002.

On April 1, 2002, the Company adopted Derivative Implementation Group (“DIG”) Issue C-15 which established specific guidelines for certain contracts to be considered normal purchases and normal sales contracts. As a result of this adoption, the Company had two contracts which no longer qualified as normal purchases and normal sales contract and were required to be treated as derivative instruments. The adoption of DIG Issue C-15, effective April 1, 2002, resulted in a cumulative increase to income of $127 million, net of income tax effects.

Net loss.  The Company recorded net losses of $35 million and $428 million for the six months ended June 30, 2003 and 2002, respectively.  The lower net loss is due to higher gross profit, favorable foreign currency exchange movements in 2003, and the cumulative effect of the accounting change in 2002.  This effect was offset by higher interest expense and a greater loss from discontinued businesses in 2003.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

Non-recourse project financing

General

AES is a holding company that conducts all of its operations through subsidiaries. AES has, to the extent practicable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire its electric power plants, distribution companies and related assets. Non-recourse borrowings are substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company, and are generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At June 30, 2003, AES had $5.6 billion of recourse debt and $14.2 billion of non-recourse debt outstanding.

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

At June 30, 2003, the Company had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $604 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $25 million as of June 30, 2003. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At June 30, 2003, such commitments to invest amounted to approximately $31 million (excluding those collateralized by letter-of-credit obligations).

At June 30, 2003, the Company had $101 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 6.75% per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at June 30, 2003.

Project level defaults

While the lenders under AES’s non-recourse project financings generally do not have direct recourse to the parent, defaults thereunder can still have important consequences for AES’s results of operations and liquidity, including, without limitation:

•                                          Reducing AES’s cash flows since the project subsidiary may be prohibited from distributing cash to AES during the pendancy of any default

•                                          Triggering any AES obligations to make payments under any financial guarantee, letter of credit or other credit support AES has provided to or on behalf of such subsidiary

•                                          Causing AES to record a loss in the event the lender forecloses on the assets

•                                          Triggering defaults in the parent’s outstanding debt. For example, the parent’s senior secured credit agreement and outstanding senior secured notes, senior notes, senior subordinated notes, and junior subordinated notes include events of default for certain bankruptcy related events involving material subsidiaries. In addition, the parent’s senior secured credit agreement includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.

As reported in our Current Report on Form 8-K on June 13, 2003, Eletropaulo in Brazil and Edelap, Eden/Edes, Parana and TermoAndes, all in Argentina, are still in default. In addition, during the first quarter of 2003, CEMIG and Sul in Brazil, and Drax and AES Barry in the United Kingdom each went into default on its outstanding debt.  Furthermore, as a result of delays encountered in completing construction of the project, AES Wolf Hollow failed to convert its construction loan to a term loan prior to the construction loan’s maturity date of June 20, 2003.  AES Wolf Hollow believes that these delays have been caused by the failure of third parties to perform their contractual obligations.  The failure to convert the loan resulted in a default under AES Wolf Hollow’s credit facility, and discussions with the project lender surrounding a forbearance agreement are ongoing while AES Wolf Hollow pursues its legal claims against such third parties and completion of  the plant’s construction.  The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $4.8 billion at June 30, 2003, of which approximately $2.6 billion is held at discontinued operations and businesses held for sale.

At June 30, 2003, EDC was not in compliance with two of its net worth covenants on $113 million and $9 million of non-recourse debt primarily due to the impact of the devaluation of the Venezuelan Bolivar. EDC has received written waivers regarding the respective covenants effective through September 30, 2003.

Of the above-mentioned debt, approximately $83 million is classified as non-recourse debt—long term in the accompanying consolidated balance sheets. The remainder is classified as non-recourse debt—current portion.

Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or paid. Sul had outstanding debentures of approximately $72 million (including accrued interest), at the June 30, 2003 exchange rate that were restructured on December 1, 2002. The restructured debentures have a partial interest payment due in December 2003 and principal payments due in 12 equal monthly installments commencing on December 1, 2003. On January 20, 2003, Sul and AES Cayman Guaiba signed a letter agreement with the agent for the banks under the $300 million AES Cayman Guaiba syndicated loan for the restructuring of the loan.  A $30 million principal payment due on January 24, 2003 under the syndicated loan was waived by the lenders through April 24, 2003 and has not been paid. While the lenders have not agreed to extend any additional waivers, they have not exercised their rights under the $50 million AES parent guarantee.  There can be no assurance, however, that an additional waiver or a restructuring of this loan will be completed.

None of the AES subsidiaries in default on their non-recourse project financings at June 30, 2003 are material subsidiaries as defined in the parent’s indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent’s revolving credit agreement or other outstanding indebtedness referred to in our Current Report on Form 8-K dated June 13, 2003, nor are they expected to otherwise have a material adverse effect on the Company’s results of operations or financial condition.

Consolidated cash flow

At June 30, 2003, cash and cash equivalents totaled $1.7 billion compared to $767 million at December 31, 2002. The $828 million increase resulted from the $737 million provided by operating activities and the $180 million provided by financing activities offset by the $122 million used by investing activities. The net cash provided by financing activities was primarily the result of $335 million received from the sale of common stock in June 2003 and approximately $2.5 billion received from the issuance of non-recourse debt and other securities, including a $1.8 billion private placement of second priority senior secured notes.  This was offset by outflows of approximately $2.6 billion for repayment of non-recourse debt and other coupon bearing securities during the second quarter of 2003. At June 30, 2003, the Company had a consolidated net working capital deficit of ($5.0) billion compared to ($2.2) billion at December 31, 2002. Included in net working capital at June 30, 2003 is approximately $4.5 billion from the current portion of long-term debt. The Company expects to refinance a significant amount of the current portion of long-term non-recourse debt.  There can be no guarantee that these refinancings can be completed or will have terms as favorable as those currently in existence. There are some subsidiaries that issue short-term debt and commercial paper in the normal course of business and continually refinance these obligations. The decrease in working capital is mainly due to the increased current liabilities of discontinued operations and businesses held for sale.

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

•                                          Interest and preferred dividends

•                                          Principal repayments of debt

•                                          Construction commitments

•                                          Other equity commitments

•                                          Compliance with environmental laws

•                                          Taxes, and

•                                          Parent company overhead

On March 14, 2003 AES reached an agreement to sell 100% of its ownership interest in both AES Haripur Private Ltd. (“Haripur”) and AES Meghnaghat Ltd. (“Meghnaghat”), both generation businesses in Bangladesh, to CDC Globeleq for an equity purchase price of $127 million, which is subject to purchase price adjustments at the time of financial close.  Completion of the sales transactions as contemplated under the Stock Purchase Agreement dated March 14, 2003 (“SPA”) between AES and CDC Globeleq is subject to certain conditions, including government and lender approvals no later than August 14, 2003, on which date the SPA will terminate unless each of the parties to the SPA agreed to its extension.  While the Company believes that these consents can ultimately be obtained, it believes that obtaining these consents prior to the August 14 termination date is not likely.  Although the parties continue to discuss whether to extend the termination date, and the terms for such extension, there can be no assurance that the Company and CDC Globeleq will agree to extend the SPA or that the sale will ultimately be completed. These two businesses were previously reported in the contract generation segment.

Also during March 2003, the Company announced an agreement to sell an approximately 32% ownership interest in AES Oasis Limited (“AES Oasis”). AES Oasis is a newly created entity that was originally planned to own two electric generation projects and desalination plants in Oman and Qatar (AES Barka and AES Ras Laffan, respectively), the oil-fired generating facilities, AES LalPir and AES PakGen in Pakistan, as well as future power projects in the Middle East. During the second quarter of 2003, the parties agreed in principle to alter the structure of the transaction to exclude AES Ras Laffan, the Company’s electric generation project and desalination plant in Qatar, and to offer for sale approximately 39% of our ownership interest in the revised AES Oasis entity.  Completion of the sale as contemplated under the agreement is subject to certain conditions, including government and lender approvals that must be met and obtained prior to October 31, 2003, on which date the Oasis Stock Purchase Agreement (“Oasis SPA”) would terminate. There can be no assurance that the sale will ultimately be completed.  At the time of closing, AES will receive cash proceeds of approximately $150 million.

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

At June 30, 2003, parent and qualified holding company liquidity was $991 million.  Of this amount, cash at the parent company was $923 million, availability under the revolving credit facility was $39 million and cash at qualified holding companies was $29 million.  The cash held at qualifying holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S.  Such subsidiaries had no contractual restrictions on their ability to send cash to AES. AES believes that parent and qualified holding company liquidity is an important measure of liquidity for the Company because of the non-recourse nature of most of the Company’s indebtedness.  Letters of credit outstanding at June 30, 2003 under the $350 million senior secured revolving credit facility amounted to $82 million. Letters of credit outstanding outside the $350 million senior secured revolving credit facility amounted to $19 million.

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

In addition, certain of the Company’s foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases the foreign currency tends to devalue relative to the U.S. dollar over time.  The Company’s subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences; however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $3.8 billion in cumulative foreign currency translation adjustment losses at June 30, 2003 reported in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company believes that there have been no material changes in its exposure to market risks during the second quarter of 2003 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15 (e)) as of the end of the period ended June 30, 2003, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Securities and Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective as of that date to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of litigation and other proceedings in Part I, Note 9 to the consolidated financial statements which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

On April 3, 2003, the Company amended the indentures relating to its 8.75% Senior Notes, Series G, Due 2008, 9.50% Senior Notes, Series B, Due 2009, 9.375% Senior Notes, Series C, Due 2010, 8.875% Senior Notes, Series E, Due 2011, 7.375% Remarketable or Redeemable Securities Due 2013 (puttable in 2003), 8.375% Senior Subordinated Notes Due 2007, 10.25% Senior Subordinated Notes Due 2006, 8.50% Senior Subordinated Notes Due 2007, 8.875% Senior Subordinated Notes Due 2027, 8.00% Senior Notes, Series A due 2008, 8.375% Senior Notes, Series F due 2011 and 4.50% Convertible Junior Subordinated Debentures due 2005.  The amendment changed the definition of “Material Subsidiary” contained in each indenture so that the definition would be consistent with the definition of “Material Subsidiary” in the indenture dated December 13, 2002 between the Company and Wells Fargo Bank Minnesota, National Association, which governs the Company’s 10% Senior Secured Notes Due 2005.  The amended definition reads in its entirety as follows:

“‘Material Subsidiary’” of any Person means, as of any date, any Subsidiary of which such Person’s proportionate share of such Subsidiary’s total assets (after intercompany eliminations) exceeds 15 percent of the total assets of such Person on a consolidated basis.”

In addition, on April 3, 2003, the Company amended the indentures relating to its 8.375% Senior Subordinated Notes Due 2007, 10.25% Senior Subordinated Notes Due 2006, 8.50% Senior Subordinated Notes Due 2007, and 8.875% Senior Subordinated Notes Due 2027 to conform the judgment event of default and cross-acceleration event of default under each senior subordinated indenture to the Company’s unsecured senior indenture.  As amended, the judgment event of default was deleted and the cross-acceleration event of default reads in its entirety as follows:

“‘Event of default’, as defined in any indenture or instrument evidencing or under which the Company has at the date of this Indenture or shall hereafter have outstanding any Debt, shall happen and be continuing and either (a) such default results from the failure to pay the principal of such Debt in excess of $50 million at final maturity of such Debt or (ii) as a result of such default, the maturity of such Debt shall have been accelerated so that the same shall be or become due and payable prior to the date on which the same would otherwise have become due and payable, and such acceleration shall not be rescinded or annulled within 60 days and the principal amount of such Debt, together with the principal amount of any other Debt of the Company in default, or the maturity of which has been accelerated, aggregates $50 million or more; provided that subject to the provisions of Sections 7.1 and 7.2, the Trustee shall not be charged with knowledge of any such default unless written notice thereof shall have been given to the Trustee by the Company, by the holder or an agent of the holder of any such Debt, by the Trustee then acting under any indenture or other instrument under which such default shall have occurred, or by the Holders of not less than 25% in the aggregate principal amount of the Securities at the time outstanding; and provided further that if such default shall be remedied or cured by the Company or waived by the holder of such Debt, then the Event of Default described under this Indenture shall be deemed likewise to have been remedied, cured or waived without further action on the part of the Trustee, any Holders or any other person.”

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 1, 2003. The following matters were decided by a vote of the Stockholders.

ELECTION OF DIRECTORS

NOMINEE	FOR	AGAINST/ABSTAIN

Roger W. Sant	465,091,919	30,707,819
Richard Darman	484,761,289	11,038,449
Alice F. Emerson	478,988,489	16,811,249
Robert F. Hemphill, Jr.	400,660,543	85,814,499
Paul T. Hanrahan	488,692,012	7,107,726
Philip Lader	488,574,908	7,224,830
John H. McArthur	461,203,355	34,596,383
Philip A. Odeen	487,050,031	8,749,707
Charles O. Rossotti	488,692,224	7,107,514
Sven Sandstrom	485,904,112	9,895,626

Approval of The AES Corporation 2003 Long-Term Compensation Plan:  413,579,129 votes for, 78,493,435 votes against and 3,727,172 votes withheld.

Approval of certain amendments to The AES Corporation 2001 Stock Option Plan for Outside Directors:  457,533,099 votes for, 34,395,106 votes against and 3,871,530 votes withheld.

Item 5. Other Information.

The Securities and Exchange Commission’s Rule 10b5-1 permits directors, officers, and other key personnel to establish purchase and sale programs.  The rule permits such persons to adopt written plans at a time before becoming aware of material nonpublic information and to sell shares according to a plan on a regular basis (for example, weekly or monthly), regardless of any subsequent nonpublic information they receive.  Rule 10b5-1 plans allow systematic, pre-planned sales that take place over an extended period and should have a less disruptive influence on the price of our stock. Plans of this type inform the marketplace about the nature of the trading activities of our directors and officers.  We recognize that our directors and officers may have reasons totally unrelated to their assessment of the company or its prospects in determining to effect transaction in our common stock.  Such reasons might include, for example, tax and estate planning, the purchase of a home, the payment of college tuition, the establishment of a trust, the balancing of assets, or other personal reasons.

Currently, Mr. Roger Sant has adopted a trading plan pursuant to which he may sell up to 1.7 million AES shares through the end of 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

3.1

Sixth Amended and Restated Certificate of Incorporation of The AES Corporation.  (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 filed on May 15, 2001).

3.2	By-Laws of The AES Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 26, 2003).
4.1

There are numerous instruments defining the rights of holders of long-term indebtedness of the Registrant and its consolidated subsidiaries, none of which exceeds ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.  The Registrant hereby agrees to furnish a copy of any of such agreements to the Commission upon request.

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
10.1

Second Amended and Restated Credit and Reimbursement Agreement dated as of July 29, 2003 among The AES Corporation, as Borrower, AES Oklahoma Holdings, L.L.C., AES Hawaii Management Company, Inc., AES Warrior Run Funding, L.L.C., and AES New York Funding, L.L.C., as Subsidiary Guarantors, Citicorp USA, INC., as Administrative Agent, Citibank, N.A., as Collateral Agent, Citigroup Global Markets Inc., as Lead Arranger and Book Runner, Banc Of America Securities L.L.C., as Lead Arranger and Book Runner and as Co-Syndication Agent (Term Loan Facility), Deutsche Bank Securities Inc., as Lead Arranger and Book Runner (Term Loan Facility), Union Bank of California, N.A., as Co-Syndication Agent (Term Loan Facility) and as Lead Arranger and Book Runner and as Syndication Agent (Revolving Credit Facility), Lehman Commercial Paper Inc., as Co-Documentation Agent (Term Loan Facility), UBS Securities LLC. as Co-Documentation Agent (Term Loan Facility),  Société Générale, as Co-Documentation Agent (Revolving Credit Facility), Credit Lyonnais New York Branch, as Co-Documentation Agent (Revolving Credit Facility), and The Banks Listed Herein.

10.2

First Supplemental Indenture dated as of July 29, 2003 to Senior Indenture dated as of December 13, 2002, among The AES Corporation as the Company and AES Hawaii Management Company, Inc., AES New York Funding, L.L.C., AES Oklahoma Holdings, L.L.C., AES Warrior Run Funding, L.L.C., as Subsidiary Guarantors party hereto and Wells Fargo Bank Minnesota, National Association as Trustee.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003.  Information regarding the items reported on is as follows:

Date	Item Reported On

June 13, 2003	Item 5 – disclosure on the impact of classifying certain businesses as discontinued operations during the first quarter of 2003.

July 2, 2003	Item 5 – announcement on the status of discussion on the restructuring proposal for the Registrant’s subsidiary, AES Drax Holdings Limited.

July 30, 2003	Item 12 – disclosure of the Company’s second-quarter earnings.

August 6, 2003	Item 9 – Announcement of the Company’s withdrawal of support for Drax restructuring and the filing of Form 6-K relating to the same matter by the Company’s subsidiary, AES Drax Holdings Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION
(Registrant)

/s/ Barry J. Sharp
Date: August 13, 2003	By:	Name: Barry J. Sharp
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page
3.2	By-laws of The AES Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 26, 2003).
31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act
32.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act
10.1

Second Amended and Restated Credit and Reimbursement Agreement dated as of July 29, 2003 among The AES Corporation, as Borrower, AES Oklahoma Holdings, L.L.C., AES Hawaii Management Company, Inc., AES Warrior Run Funding, L.L.C., and AES New York Funding, L.L.C., as Subsidiary Guarantors, Citicorp USA, INC., as Administrative Agent, Citibank, N.A., as Collateral Agent, Citigroup Global Markets Inc., as Lead Arranger and Book Runner, Banc Of America Securities L.L.C., as Lead Arranger and Book Runner and as Co-Syndication Agent (Term Loan Facility), Deutsche Bank Securities Inc., as Lead Arranger and Book Runner (Term Loan Facility), Union Bank of California, N.A., as Co-Syndication Agent (Term Loan Facility) and as Lead Arranger and Book Runner and as Syndication Agent (Revolving Credit Facility), Lehman Commercial Paper Inc., as Co-Documentation Agent (Term Loan Facility), UBS Securities LLC. as Co-Documentation Agent (Term Loan Facility),  Societe General, as Co-Documentation Agent (Revolving Credit Facility), and The Banks Listed Herein.

10.2

First Supplemental Indenture dated as of July 29, 2003 to Senior Indenture dated as of December 13, 2002, among The AES Corporation as the Company and AES Hawaii Management Company, Inc., AES New York Funding, L.L.C., AES Oklahoma Holdings, L.L.C., AES Warrior Run Funding, L.L.C., as Subsidiary Guarantors party hereto and Wells Fargo Bank Minnesota, National Association as Trustee.