Form 10-Q
period 2003-09-30
AES CORPORATION
filed 2003-11-14
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at October 31, 2003, was 622,687,808.

THE AES CORPORATION

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002 (As restated (1))	September 30, 2003	September 30, 2002 (As restated (1))
	(in millions, except per share amounts)		(in millions, except per share amounts)
Revenues:
Regulated	$1,217	$1,081	$3,328	$3,228
Non-regulated	1,105	815	3,000	2,478
Total revenues	2,322	1,896	6,328	5,706
Cost of sales:
Regulated	943	834	2,659	2,582
Non-regulated	725	523	1,937	1,587
Total cost of sales	1,668	1,357	4,596	4,169

Selling, general and administrative expenses	(36)	(10)	(97)	(64)
Interest expense	(504)	(471)	(1,535)	(1,310)
Interest income	82	72	215	204
Other expense	(29)	(28)	(79)	(35)
Other income	36	51	162	112
Loss on sale or write-down of investments and asset impairment expense	(75)	(168)	(106)	(283)
Foreign currency transaction gains (losses), net	(39)	(243)	114	(455)
Equity in pre-tax earnings (losses) of affiliates	12	(20)	57	35
Income (loss) before income taxes and minority interest	101	(278)	463	(259)
Income tax expense (benefit)	20	(91)	128	(37)
Minority interest in net income (losses) of subsidiaries	35	20	88	(11)
Income (loss) from continuing operations	46	(207)	247	(211)
Income (loss) from operations of discontinued businesses (net of income tax (expense) benefit of $(32), $16, $(4) and $(12), respectively)	30	(108)	(204)	(186)
Income (loss) before cumulative effect of accounting change	76	(315)	43	(397)
Cumulative effect of accounting change (net of income tax benefits of $0, $0, $1 and $72, respectively)	—	—	(2)	(346)
Net income (loss)	$76	$(315)	$41	$(743)

Basic earnings per share:
Income (loss) from continuing operations	$0.07	$(0.38)	$0.42	$(0.39)
Discontinued operations	0.05	(0.20)	(0.35)	(0.34)
Cumulative effect of accounting change	—	—	—	(0.65)
Total	$0.12	$(0.58)	$0.07	$(1.38)
Diluted earnings per share:
Income (loss) from continuing operations	$0.07	$(0.38)	$0.42	$(0.39)
Discontinued operations	0.05	(0.20)	(0.35)	(0.34)
Cumulative effect of accounting change	—	—	—	(0.65)
Total	$0.12	$(0.58)	$0.07	$(1.38)

(1)  The quarterly information is presented based on discontinued operations classifications as of September 30, 2003.  Results of operations for periods prior to the third quarter of 2003 for components that were either disposed of or held for sale and treated as discontinued operations in the fourth quarter of 2002 or the nine months ended September 30, 2003 have been reclassified into discontinued operations.  Subsequent to the issuance of the Company’s results for the third quarter 2002, the Company determined that the results of operations of AES Greystone, LLC (“Greystone”) should not be treated as a discontinued operation because it did not qualify as an operating business component of the Company.  Accordingly, the quarterly information for the third quarter 2002 has been restated to reclassify the loss from operations of Greystone, which amounted to $109 million, net of income taxes, from income (loss) from discontinued operations to income (loss) from continuing operations.  No restatement of earlier quarters was necessary because Greystone had no income or loss prior to the third quarter 2002.

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	September 30, 2003	December 31, 2002
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,477	$797
Restricted cash	433	160
Short-term investments	204	177
Accounts receivable, net of reserves of $360 and $375, respectively	1,263	1,078
Inventory	399	366
Receivable from affiliates	16	25
Deferred income taxes — current	127	130
Prepaid expenses	85	64
Other current assets	769	923
Current assets of discontinued operations and businesses held for sale	141	629
Total current assets	4,914	4,349
Property, plant and equipment:
Land	754	699
Electric generation and distribution assets	20,883	18,313
Accumulated depreciation and amortization	(4,739)	(4,049)
Construction in progress	2,048	3,211
Property, plant and equipment — net	18,946	18,174
Other assets:
Deferred financing costs — net	432	397
Investments in and advances to affiliates	675	678
Debt service reserves and other deposits	380	508
Goodwill — net	1,385	1,388
Deferred income taxes — noncurrent	999	939
Long-term assets of discontinued operations and businesses held for sale	584	6,111
Other assets	2,100	1,686
Total other assets	6,555	11,707
Total assets	$30,415	$34,230

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	September 30, 2003	December 31, 2002
	($ in millions)
Liabilities & Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,148	$1,107
Accrued interest	643	362
Accrued and other liabilities	1,384	1,118
Current liabilities of discontinued operations and businesses held for sale	67	607
Recourse debt—current portion	—	26
Non-recourse debt—current portion	4,303	3,291
Total current liabilities	7,545	6,511

Long-term liabilities:
Non-recourse debt	10,045	10,628
Recourse debt	5,280	5,778
Deferred income taxes	838	981
Pension liabilities	1,275	1,166
Long-term liabilities of discontinued operations and businesses held for sale	354	5,127
Other long-term liabilities	2,685	2,584
Total long-term liabilities	20,477	26,264
Minority interest (including discontinued operations of $0 and $41, respectively)	897	818
Commitments and contingencies (Note 8)	—	—
Company-obligated Convertible Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of AES	809	978
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	6	6
Additional paid-in capital	5,710	5,312
Accumulated deficit	(659)	(700)
Accumulated other comprehensive loss	(4,370)	(4,959)
Total stockholders’ equity (deficit)	687	(341)
Total liabilities & stockholders’ equity (deficit)	$30,415	$34,230

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
	($ in millions)
Operating activities:
Net cash provided by operating activities	$1,086	$1,182

Investing activities:
Property additions and project development costs	(878)	(1,742)
Proceeds from sales of interests in subsidiaries and assets, net of cash	707	285
Cash acquired in Eletropaulo share swap	—	162
Purchase of short-term investments, net	(25)	(54)
Proceeds from sale of available-for-sale securities	—	92
Affiliate advances and equity investments	—	(9)
Increase in restricted cash	(322)	(116)
Debt service reserves and other assets	108	94
Acquisitions, net of cash acquired	—	(35)
Other	(16)	—
Net cash used in investing activities	(426)	(1,323)

Financing activities:
Borrowings (repayments) under the revolving credit facilities, net	(228)	549
Issuance of non-recourse debt and other coupon bearing securities	4,120	1,832
Repayments of non-recourse debt and other coupon bearing securities	(4,200)	(2,011)
Payments for deferred financing costs	(106)	(20)
Proceeds from sale of common stock	335	—
Distributions to minority interests	(19)	(7)
Contributions by minority interests	26	—
Other	(2)	—

Net cash (used in) provided by financing activities	(74)	343
Effect of exchange rate change on cash	34	(89)
Total increase in cash and cash equivalents	620	113
Decrease in cash and cash equivalents of discontinued operations and businesses held for sale	60	59
Cash and cash equivalents, beginning	797	761
Cash and cash equivalents, ending	$1,477	$933

Supplemental interest and income taxes disclosures:
Cash payments for interest – net of amounts capitalized	$1,280	$1,144
Cash payments for income taxes – net of refunds	88	201

Supplemental schedule of noncash investing and financing activities:
Liabilities consolidated in Eletropaulo transaction	—	4,907
Common stock issued for debt retirement	43	53
Debt assumed by third parties on asset sales and disposals	1,000	—

See Notes to Consolidated Financial Statements.

THE AES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, which are contained in the Company’s Current Report on Form 8-K filed on June 13, 2003.

Certain reclassifications have been made to prior period amounts to conform to the 2003 presentation.

2.                                      Foreign Currency Translation

A business’s functional currency is the currency of the primary economic environment in which the business operates and is generally the currency in which the business generates and expends cash. Subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the currency exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions which are long-term in nature, and which the Company does not intend to settle in the forseeable future, are shown in accumulated other comprehensive loss in the stockholders’ equity (deficit) section of the balance sheet. See Note 9 for the amount of foreign currency translation adjustments recorded during the three and nine months ended September 30, 2003 and 2002. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in determining net income.

During the third quarter of 2003, the Argentine peso devalued relative to the U.S. dollar, declining from 2.75 at June 30, 2003 to 2.87 at September 30, 2003.  As a result, the Company recorded approximately $15 million of pre-tax foreign currency transaction losses during the third quarter of 2003 on its U.S. dollar-denominated net liabilities of its Argentine subsidiaries. During the nine months ended September 30, 2003, the Company recorded pre-tax foreign currency transaction gains at its Argentine subsidiaries of approximately $47 million representing a strengthening of the Argentine peso relative to the U.S. dollar from 3.32 at December 31, 2002 to 2.87 at September 30, 2003.  In January 2003, CTSN, a competitive supply business in Argentina, changed its functional currency to the U.S. dollar as a result of changes in its revenue profile from Argentine pesos to U.S. dollars.

During the third quarter of 2003, the Brazilian real devalued relative to the U.S. dollar, declining from 2.87 at June 30, 2003 to 2.92 at September 30, 2003. This devaluation resulted in pre-tax foreign currency transaction losses during the third quarter of 2003 of approximately $29 million at the Brazilian businesses that was primarily related to U.S. dollar-denominated debt of approximately $970 million. During the first nine months of 2003, the Brazilian real appreciated from 3.53 at December 31, 2002 to 2.92 at September 30, 2003. The Company recorded pre-tax foreign currency transaction gains of approximately $130 million at the Brazilian businesses for the nine months ended September 30, 2003.

Over the past year the Venezuela economy has suffered from falling oil revenues, capital flight and a decline in foreign reserves. The country has experienced negative GDP growth, high unemployment, significant foreign currency fluctuations and political instability. In February 2002, the Venezuelan Government decided not to continue to support the Venezuelan currency.  As a result, the Venezuelan bolivar experienced significant devaluation relative to the U.S. dollar throughout 2002 and during the first quarter of 2003. As a result of this decision by the Venezuelan government, the U.S. dollar to Venezuelan bolivar exchange rate floated as high as 1,853.  Effective January 21, 2003, the Venezuelan Government and the Central Bank of Venezuela (Central Bank) agreed to suspend the trading of foreign currencies in the country for five business days and to establish new standards for the foreign currency exchange regime. Effective February 5, 2003, the Venezuelan Government and the Central Bank entered into a foreign exchange rate agreement that establishes the applicable exchange rate. The foreign exchange rate agreement established certain conditions including the centralization of the purchase and sale of currencies within the country by the Central Bank, and the incorporation of the Foreign Currency Management Commission (CADIVI) to administer the execution of the foreign exchange rate agreement and establish certain procedures and restrictions. The acquisition of foreign currencies is subject to the prior registration by the interested party and the issuance of an authorization by CADIVI to participate in the foreign exchange regime. Furthermore, CADIVI governs the provisions of the exchange agreement, defines the procedures and requirements for the administration of foreign currencies for imports and exports, and authorizes purchases of currencies in the country. The foreign exchange rates set by such agreements are 1,596 bolivars per U.S. dollar for purchases and 1,600 bolivars per U.S. dollar for sales.

In a Resolution passed on April 14, 2003, CADIVI published a list of import duty codes identifying goods that have been approved for foreign currency purchases by registered companies.  On April 28, 2003, CADIVI notified C.A. La Electricidad de Caracas (“EDC”) that its registration to import such goods had been approved. On April 22, 2003, CADIVI published the general procedures regarding the acquisition of foreign currency for payments of external debt entered into by private companies prior to January 22, 2003.  As of September 30, 2003, EDC was able to obtain $114 million at the official rate to service external debt and pay suppliers.

As a result of the exchange controls in place, the value of the Venezuelan bolivar remained consistent at 1,600 bolivars per U.S. dollar throughout the three month period ended September 30, 2003. During the third quarter of 2003, the Company recorded net pre-tax foreign currency transaction gains of approximately $12 million, as well as approximately $4 million of pre-tax marked-to-market losses on foreign currency forward and swap contracts. The foreign currency transaction gains were the result of securities transactions offset by depreciation of the U.S. dollar relative to the euro, which is the currency of some portion of EDC’s debt. The tariffs at EDC are adjusted semi-annually to reflect fluctuations in inflation and the currency exchange rate. EDC obtained tariff increases of 26% in the first half of 2003 and 10% in September 2003.  During the nine months ended September 30, 2003, the Company recorded net pre-tax foreign currency transaction losses of approximately $4 million, as well as approximately $5 million of pre-tax mark to market losses on foreign currency forward and swap contracts.  EDC uses the U.S. Dollar as its functional currency. A portion of EDC’s debt is denominated in the Venezuelan Bolivar and, as of September 30, 2003, EDC had net Venezuelan Bolivar monetary liabilities thereby creating foreign currency gains when the Venezuelan Bolivar devalues.

During the third quarter of 2003, the Company also experienced net foreign currency losses of $7 million at its businesses outside of Brazil, Argentina and Venezuela.  This amount includes losses of $4 million at businesses located in the Dominican Republic and losses of $3 million at our generation businesses in Pakistan.

3.                                      Earnings Per Share

Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”.  Income (loss) from continuing operations, weighted average shares and related earnings per share (EPS) are shown below (in millions, except per share amounts).

	Three Months Ended September 30,
	2003			2002
	Income (loss) from continuing operations	Weighted Average Shares	EPS	Income (loss) from continuing operations	Weighted Average Shares	EPS

Basic earnings per share:
Income (loss) from continuing operations	$46	620	$0.07	$(207)	542	$(0.38)
Effect of assumed conversion of dilutive securities:
Options and warrants (Note 12)	—	4	—	—	—	—
Diluted income (loss) per share:	$46	624	$0.07	$(207)	542	$(0.38)

There were approximately 27,766,079 and 32,903,022 options outstanding at September 30, 2003 and 2002, respectively, which were omitted from the earnings per share calculation for the three months ended September 30, 2003 and 2002 because they were antidilutive. All term convertible preferred securities (“Tecons”) and convertible debt were also omitted from the earnings per share calculation for the three months ended September 30, 2003 and 2002 because they were antidilutive.

	Nine Months Ended September 30,
	2003			2002
	Income from continuing operations	Weighted Average Shares	EPS	Income from continuing operations	Weighted Average Shares	EPS

Basic earnings per share:
Income (loss) from continuing operations	$247	585	$0.42	$(211)	537	$(0.39)
Effect of assumed conversion of dilutive securities:
Options and warrants	—	3	—	—	—	—
Diluted income per share:	$247	588	$0.42	$211	537	$(0.39)

There were approximately 27,924,429 and 28,126,413 options outstanding at September 30, 2003 and 2002, respectively, that were omitted from the earnings per share calculation for the nine months ended September 30, 2003 and 2002 because they were antidilutive.  All Tecons and convertible debt were also omitted from the earnings per share calculation for the nine months ended September 30, 2003 and 2002 because they were antidilutive.

Total options outstanding at September 30, 2003 and 2002 were 41,688,915 and 33,905,428, respectively.

4.                                      Discontinued Operations and Assets Held for Sale

In September 2003, AES reached an agreement to sell 100% of its ownership interest in AES Whitefield, a generation business.  The sale is structured as a stock purchase agreement.  At September 30, 2003 this business was classified as held for sale in accordance with SFAS No. 144.  AES Whitefield was previously reported in the contract generation segment.

On August 8, 2003, the Company decided to sell AES Communications Bolivia, located in La Paz, Bolivia and has reported this business as an asset held for sale.  As a result of this decision, the Company recorded a pre-tax impairment charge of $29 million during the third quarter of 2003 to reduce the carrying value of the assets to their estimated fair value in accordance with SFAS No. 144.  AES expects to complete the sale during the first half of 2004.  AES Communications Bolivia was previously reported in the competitive supply segment.

In July 2003, AES reached an agreement to sell 100% of its ownership interest in AES Mtkvari, AES Khrami and AES Telasi for gross proceeds of $23 million.  At June 30, 2003 these businesses were classified as held for sale and the Company recorded a pre-tax impairment charge of $204 million during the second quarter of 2003 to reduce the carrying value of the assets to their estimated fair value in accordance with SFAS No. 144.  This transaction closed in August 2003 and resulted in a total write off of approximately $210 million.  AES Mtkvari and AES Khrami were previously reported in the contract generation segment and AES Telasi was previously reported in the growth distribution segment.

During the first quarter of 2003, AES committed to a plan to sell its ownership in AES Barry Limited (“AES Barry”), and had classified it in discontinued operations.  On July 24, 2003, the Company reached an agreement to sell substantially all the physical assets of AES Barry to an unrelated third party for £40 million (or approximately $62 million).  The sale proceeds were used to discharge part of AES Barry’s debt and to pay certain transaction costs and fees. The Company will continue to own the stock of AES Barry while AES Barry pursues a £60 million claim against TXU EET, which is currently in bankruptcy administration.  AES Barry will receive 20% of amounts recovered from the administrator.  If the proceeds from TXU EET are not sufficient to repay the bank debt, the banks have recourse to the shares of AES Barry, but have no recourse to the Company for a default by AES Barry.

An amended credit agreement for the sale of the AES Barry assets was signed on July 24, 2003.  As a result of the amended credit agreement, AES forfeited control over the remaining assets of AES Barry, namely the claim against TXU EET.  Accordingly, the Company deconsolidated AES Barry and began accounting for its investment using the equity method prospectively from the date of the credit agreement.  AES Barry was previously reported in the competitive supply segment.

On March 14, 2003 AES reached an agreement to sell 100% of its ownership interest in both AES Haripur Private Ltd. ("Haripur") and AES Meghnaghat Ltd. ("Meghnaghat"), both generation businesses in Bangladesh, to CDC Globeleq, the completion of which sale is subject to certain conditions, including obtaining governmental and lender consents. Those governmental and lender consents were not obtained by the August 14, 2003, termination date in the original share purchase agreement (“SPA”). On September 17, 2003, AES and CDC Globeleq agreed to extend until February 17, 2004, the date by which the conditions to the sale must be satisfied, including obtaining governmental and lender consents, or the SPA will terminate. AES and CDC Globeleq on September 17, 2003 also agreed to increase the equity purchase price for the sale from $127 million to $137 million, subject to purchase price adjustments at the time of completion of the sale which we currently estimate to be an additional $10 to 15 million.  While the Company believes that these consents can be obtained prior to the February 17, 2004 termination date, there can be no assurance that the consents will be obtained by that date or that the sale will ultimately be completed.  These two businesses were previously reported in the contract generation segment.

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

On October 3, 2003, AES Drax Power Limited (“Drax”) changed its name to Drax Power Limited to reflect the withdrawal of AES from the operation of the Drax power plant in August 2003.  Drax Power Limited, a former subsidiary of AES, is the operator of the Drax power plant, Britain’s largest power station.

Since December 12, 2002, Drax has been operating under standstill arrangements with its senior creditors.  These standstill arrangements were initially included in the “Original Standstill Agreement”, and, after expiration thereof on May 31, 2003, under the “Further Standstill Agreement,” and, after expiration thereof on June 30, 2003 under the “Third Standstill Agreement” and, after expiration thereof on August 14, 2003, under the Fourth Standstill Agreement, which expired on September 30, 2003.  We understand, solely based on the publicly filed information contained in Drax’s Form 6-K filed on October 28, 2003, that Drax has entered into an additional standstill agreement, called the “Long Term Standstill Agreement” which became effective on October 9, 2003 and will expire on December 31, 2003, unless terminated earlier or extended in accordance with its terms.  Drax has publicly disclosed that these standstill agreements have been entered into for the purpose of providing Drax and its senior creditors with a period of stability during which discussions regarding a consensual restructuring (the “Restructuring”) could take place.  The standstill agreements provide temporary and/or permanent waivers by certain of the senior lenders of defaults that have occurred or could occur up to the expiration of the standstill period, including a permanent waiver resulting from termination of the Hedging Agreement.

Based on negotiations through the end of June 2003, Drax, AES and the steering committee (the “Steering Committee”) representing the syndicate of banks (the “Senior Lenders”), which financed the Eurobonds issued by Drax to finance the acquisition of the Drax power plant, and the ad hoc committee formed by holders of Drax’s Senior Bonds (the “Ad Hoc Committee” and, together with the Steering Committee, the “Senior Creditors Committees”), reached agreement on more detailed terms of the Restructuring, and each of the Senior Creditors Committees, Drax and AES indicated their support for a Restructuring to be implemented based upon the proposed restructuring terms (the “June Restructuring Proposal”) that was published by Drax on Form 6-K on June 30, 2003.

On July 23, 2003, Drax received a letter from International Power plc., pursuant to which it offered to replace AES in the Restructuring and to purchase certain debt to be issued in the Restructuring described in the June Restructuring Proposal (the “IP Proposal”).  On July 28, 2003, AES sent a letter to the Senior Creditors Committees and to Drax indicating that AES would withdraw its support for, and participation in, the Restructuring unless each member of the Senior Creditors Committees met certain conditions by no later than August 5, 2003, including support for the June Restructuring Proposal (subject to documentation), rejection of the IP Proposal and inclusion in the extended standstill agreement of an agreement not to discuss or negotiate with any person regarding the sale of the Drax power station or the participation of any person in the Restructuring in lieu of AES.

Because none of the written confirmations requested by AES were received, on August 5, 2003 AES withdrew its support for, and participation in, the June Restructuring Proposal.  Subsequently, the directors appointed by AES resigned from the boards of Drax, as well as from the boards of all other relevant Drax companies below Drax Energy.

On September 30, 2003, the security trustee delivered enforcement notices to Drax, thereby effecting the revocation of voting rights in the shares in AES Drax Acquisition Limited, Drax’s parent company which were mortgaged in favor of the security trustee.

AES has no continuing involvement in Drax and has classified Drax within discontinued operations as of September 30, 2003.  We understand, based solely on the publicly filed information contained in Drax’s Form 6-K filed on October 28, 2003, that Drax has received irrevocable undertakings from certain creditors to vote in favor of a restructuring proposal which was described in the Form 6-K filed by Drax on September 15, 2003 and that Drax has entered into a definitive agreement with International Power plc within which International Power plc has agreed to fund the cash-out option for a proportion of the restructured debt as described in Drax’s Form 6-Ks filed on September 15, 2003 and October 28, 2003.

Since certain of Drax’s forward looking debt service cover ratios as of June 30, 2002 were below required levels, Drax was not able to make any cash distributions to Drax Energy, the holding company high-yield note issuer, at that time. Drax expects that the ratios, if calculated as of December 31, 2002 or as of June 30, 2003, would also have been below the required levels at December 31, 2002 or June 30, 2003, as applicable.  In addition, as part of the standstill arrangements, Drax deferred a certain portion of the principal payments due to its Senior Lenders as of December 31, 2002 and as of June 30, 2003.

As a consequence of the foregoing, Drax was not permitted to make any distributions to Drax Energy. As a result, Drax Energy was unable to make the full amount of the interest payment of $11.5 million and £7.6 million due on its high-yield notes on February 28, 2003. Drax Energy’s failure to make the full amount of the required interest payment constituted an event of default under its high-yield notes.  The high yield note holders delivered a notice of acceleration on May 19, 2003 and delivered the required notices under the intercreditor arrangements on May 28, 2003.  Pursuant to intercreditor agreements, the holders of the high-yield notes had no enforcement rights until 90 days following the delivery of such notices, which 90-day period expired on August 26, 2003. Drax was previously reported in the competitive supply segment.

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

All of the business components discussed above are classified as discontinued operations in the accompanying consolidated statements of operations. Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date. The revenues associated with the discontinued operations were $204 million and $242 million for the three months ended September 30, 2003 and 2002, respectively, and $797 million and $1.3 billion for the nine months ended September 30, 2003 and 2002, respectively. The pretax income (loss) associated with the discontinued operations were $62 million and ($124) million for the three months ended September 30, 2003 and 2002, respectively, and ($200) million and ($171) million for the nine months ended September 30, 2003 and 2002, respectively.

The gain (loss) on disposal and impairment write-downs for those businesses sold or held for sale, net of tax associated with the discontinued operations, was $81 million and ($234) million for the three months ended September 30, 2003 and 2002, respectively.  The loss on disposal and impairment write-downs for those businesses sold or held for sale, net of tax associated with the discontinued operations, was $112 million and $434 million for the nine months ended September 30, 2003 and 2002, respectively.

The assets and liabilities associated with the discontinued operations and assets held for sale are segregated on the consolidated balance sheets at September 30, 2003 and December 31, 2002. The carrying amount of major asset and liability classifications for businesses recorded as discontinued operations and held for sale are as follows:

	September 30, 2003	December 31, 2002
	(in millions)
ASSETS:
Cash	$35	$144
Short-term investments	—	2
Accounts receivable, net	29	244
Inventory	4	132
Property, plant and equipment	411	4,825
Other assets	246	1,393
Total assets	$725	$6,740

LIABILITIES:
Accounts payable	$22	$136
Current portion of long-term debt	14	194
Long-term debt	—	3,542
Other liabilities	385	1,862
Total liabilities	$421	$5,734

5.                                      Other Asset Sales and Impairment Expense

In 1999 the Company initiated a development project in Honduras which consisted of a 580-MW combined-cycle power plant fueled by natural gas; a liquefied natural gas import terminal with storage capacity of one million barrels; and transmission lines and line upgrades (together “El Faro” or “the Project”).  During 2002, the Company announced a number of strategic initiatives designed to stabilize the financial condition of the Company, which included the sale of all or part of certain of the Company’s subsidiaries and significantly reducing the amount of capital invested in development projects.  During April 2003, after consideration of existing business conditions and future opportunities, the Company elected to offer the Project for sale. While discussions have been ongoing, no formal agreements have been reached thus far.  Upon review of the current circumstances surrounding the Project, the Company believes that, in accordance with Statement of Financial Accounting Standards No. 144, the Project is deemed to be impaired since the carrying amount of the Company’s investment in the Project exceeds its fair value.  As a result during the second quarter of 2003, the Company wrote off capitalized costs of approximately $22 million associated with the Project.

During March 2003, the Company announced an agreement to sell an approximately 32% ownership interest in AES Oasis Limited (“AES Oasis”). AES Oasis is a newly created entity that was originally planned to own two electric generation projects and desalination plants in Oman and Qatar (AES Barka and AES Ras Laffan, respectively), the oil-fired generating facilities, AES LalPir and AES PakGen in Pakistan, as well as future power projects in the Middle East. During the second quarter of 2003, the parties agreed in principle to alter the structure of the transaction to exclude AES Ras Laffan, the Company’s electric generation project and desalination plant in Qatar, and to offer for sale approximately 39% of our ownership interest in the revised AES Oasis entity.  Completion of the sale as contemplated under the agreement is subject to certain conditions, including government and lender approvals that must be met and obtained prior to November 30, 2003, on which date the Oasis Stock Purchase Agreement (“Oasis SPA”) would terminate. There can be no assurance that the sale will ultimately be completed.  At the time of closing, AES will receive cash proceeds of approximately $150 million.

On August 8, 2003, AES decided to discontinue the construction and development of AES Nile Power in Uganda (“Bujagali”).  In connection with this decision, AES wrote off its investment in Bujagali of approximately $76 million before income taxes in the third quarter of 2003.  The Company is also working in conjunction with the Government of Uganda, the World Bank and the International Finance Corporation (“IFC”) to evaluate ways to ensure an orderly transition for the project to continue without the Company’s participation.

6.                                      Investments in and Advances to Affiliates

The Company records its share of earnings from its equity investees on a pre-tax basis. The Company’s share of the investee’s income taxes is recorded in income tax expense.

Effective August 1, 2003, the Company deconsolidated its investment in AES Barry Ltd. (“Barry”), a competitive supply generation plant in the United Kingdom, as a result of the sale of substantially all of its physical assets to an unrelated third party.  Although the Company continues to own 100% of Barry’s stock, AES signed a credit agreement with Barry’s lenders which essentially gave the lenders operational and financial control of Barry.  As a result of this transaction, the Company began accounting for Barry as an equity method affiliate prospectively beginning August 1, 2003.

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

The following tables present summarized comparative financial information (in millions) of the entities in which the Company has the ability to exercise significant influence but does not control and that are accounted for using the equity method.  The results of operations of Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. (“Eletropaulo”) and Light Servicos de Electricidade S.A. (“Light”) are included in the tables for January 2002 since AES acquired a controlling interest in Eletropaulo and began consolidating the subsidiary in February 2002 and simultaneously gave up its interest in Light.

	Nine Months Ended September 30,
	2003	2002
Revenues	$2,012	$2,206
Operating income	675	603
Net income	310	94

	September 30, 2003	December 31, 2002

Current assets	$1,336	$1,097
Noncurrent assets	7,285	6,751
Current liabilities	1,560	1,418
Noncurrent liabilities	3,684	3,349
Stockholders’ equity	3,377	3,081

Relevant equity ownership percentages for our investments are presented below:

Affiliate	Country	September 30, 2003	December 31, 2002
Barry	United Kingdom	100.00%	100.00%
CEMIG	Brazil	21.62	21.62
Chigen affiliates	China	30.00	30.00
EDC affiliates	Venezuela	45.00	45.00
Elsta	Netherlands	50.00	50.00
Gener affiliates	Chile	50.00	50.00
Itabo	Dominican Republic	25.00	25.00
Kingston Cogen Ltd	Canada	50.00	50.00
Medway Power, Ltd	United Kingdom	25.00	25.00
OPGC	India	49.00	49.00

7.                                      Other Income (Expense)

The components of other income are summarized as follows (in millions):

	For the Three Months Ended
	September 30, 2003	September 30, 2002
Marked-to-market gain on commodity derivatives	$1	$27
Gain on extinguishment of liabilities	28	14
Legal dispute settlement	4	—
Gain on sale of assets	—	8
Other income	3	2
	$36	$51

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
Marked-to-market gain on commodity derivatives	$—	$58
Gain on extinguishment of liabilities	134	36
Legal dispute settlement	16	—
Gain on sale of assets	1	13
Other income	11	5
	$162	$112

The components of other expense are summarized as follows (in millions):

	For the Three Months Ended
	September 30, 2003	September 30, 2002
Legal dispute settlement	$(4)	$—
Loss on extinguishment of liabilities	(4)	—
Loss on sale of assets	(1)	(9)
Debt refinancing costs	(16)	—
Loss on sale of investments	(3)	—
Other expenses	(1)	(19)
	$(29)	$(28)

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
Marked-to-market loss on commodity derivatives	$(19)	$—
Legal dispute settlement	(17)	—
Loss on extinguishment of liabilities	(5)	—
Loss on sale of assets	(4)	(15)
Debt refinancing costs	(23)	—
Loss on sale of investments	(3)	—
Other expenses	(8)	(20)
	$(79)	$(35)

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

8.                                      Contingencies and Risks

Project level defaults

As reported in our Current Report on Form 8-K filed June 13, 2003, Eletropaulo in Brazil and Edelap, Eden/Edes, Parana and TermoAndes, all in Argentina, are still in default. In addition, during the first quarter of 2003, CEMIG and Sul in Brazil each went into default on its outstanding debt. Furthermore, as a result of delays encountered in completing construction of the project, AES Wolf Hollow failed to convert its construction loan to a term loan prior to the construction loan’s maturity date of June 20, 2003.  AES Wolf Hollow believes that these delays have been caused by the failure of third parties to perform their contractual obligations, and it is pursuing its legal claim against such third parties.  The failure to convert the loan has resulted in a default under AES Wolf Hollow’s credit facility, and discussions with the project lender relating to its potential exercise of remedies and/or potential restructurings are ongoing.  There can be no assurances that the project lender will not seek to exercise its remedies in connection with the continuing default under AES Wolf Hollow’s credit facilities.  The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $2.2 billion at September 30, 2003.

On September 8, 2003, the Company entered into a memorandum of understanding with the National Development Bank of Brazil (“BNDES”) to restructure the outstanding loans owed to BNDES by several of AES' Brazilian subsidiaries. The restructuring will include the creation of a new company that will hold AES's interests in Eletropaulo, Uruguaiana and Tiete. Sul may be contributed upon the successful completion of its financial restructuring. AES will own 50.1%, and BNDES will own 49.9%, of the new company. Under the terms of the agreement, 50% of the currently outstanding BNDES debt of $1.2 billion will be converted into 49.9% of the new company. The remaining outstanding balance of $515 million (which remains non-recourse to AES) will be payable over a period of 10 to 12 years. AES and its subsidiaries will also contribute $85 million as part of the restructuring, of which $60 million will be contributed at closing and $25 million will be contributed one year after closing.

Closing of the transaction is subject to the negotiation and execution of definitive documentation, certain lender and regulatory approvals and valuation diligence to be conducted by BNDES.

Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or paid. Sul had outstanding debentures of approximately $77 million (including accrued interest), at the September 30, 2003 exchange rate that were restructured on December 1, 2002. The restructured debentures have an interest payment due in December 2003 and principal payments due in 12 equal monthly installments commencing on December 1, 2003. Additionally, Sul has an outstanding working capital loan of approximately $10 million (including accrued interest) which is to be repaid in 12 monthly installments commencing on January 30, 2004.  Furthermore, on January 20, 2003, Sul and AES Cayman Guaiba signed a letter agreement with the agent for the banks under the $300 million AES Cayman Guaiba syndicated loan for the restructuring of the loan.  A $30 million principal payment due on January 24, 2003, under the syndicated loan was waived by the lenders through April 24, 2003, and has not been paid. While the lenders have not agreed to extend any additional waivers, they have not exercised their rights under the $50 million AES parent guarantee.  There can be no assurance, however, that an additional waiver or a restructuring of this loan will be completed.

None of the AES subsidiaries in default on their non-recourse project financings at September 30, 2003 are material subsidiaries as defined in the parent’s indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent’s revolving credit agreement or other outstanding indebtedness referred to in our Current Report on Form 8-K filed on June 13, 2003, nor are they expected to otherwise have a material adverse effect on the Company’s results of operations or financial condition.

Contingencies

At September 30, 2003, the Company had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $557 million (excluding those collateralized by letter-of-credit obligations discussed below). Of this amount, $36 million represents credit enhancements for non-recourse debt that is recorded in the accompanying consolidated balance sheets.  The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries.  These amounts aggregated $25 million as of September 30, 2003. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At September 30, 2003, such commitments to invest amounted to approximately $21 million (excluding those collateralized by letter-of-credit obligations).

At September 30, 2003, the Company had $96 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 5.00% per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at September 30, 2003.

Environmental

The U.S. Environmental Protection Agency (“EPA”) commenced an industry-wide investigation of coal-fired electric power generators in the late 1990s to determine compliance with environmental requirements under the Federal Clean Air Act associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA’s focus is on whether the changes were subject to new source review or new performance standards, and whether best available control technology was or should have been used. On August 4, 1999, the EPA issued a Notice of Violation (“NOV”) to the Company’s Beaver Valley plant, generally alleging that the facility failed to obtain the necessary permits in connection with certain changes made to the facility in the mid-to-late 1980s. The Company believes it has meritorious defenses to any actions asserted against it and expects to vigorously defend itself against the allegations.

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

On April 25, 2003, a fuel oil spill occurred at a facility owned by AES Panama SA (AES Panama) which may have led to the contamination of a nearby river.  AES Panama immediately began clean up efforts once the spill was detected.  An environmental consultant has evaluated the effectiveness of the clean-up and has determined that AES Panama’s clean-up efforts were effective.  All soil and water samples now indicate oil concentrations are below detection limits.  AES Panama has cooperated fully with the investigating authorities.  On May 7, 2003, the National Environmental Authority of Panama (ANAM) announced that it was fining AES Panama $250,000 for the spill and requiring a report on the clean-up actions and new operational controls to be put in place to ensure that such an incident does not occur in the future.  AES Panama has appealed the fine.

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

In August 2000, the Federal Energy Regulatory Commission ("FERC") announced an investigation into California wholesale power through the ISO and PX spot markets, in order to determine whether prices were unjust and unreasonable.  The Administrative Law Judge issued proposed findings of fact and the FERC affirmed those findings in large part.  The FERC order would not cause AES Southland to pay refunds.  The FERC has ordered the ISO and PX to calculate refunds that would be owed by AES Placerita and others.  The order is being appealed.

In a separate investigation that spun out of the initial California investigation, FERC Staff is investigating physical withholding by generators.  AES Southland and AES Placerita have received data requests from FERC Staff, have responded to those data requests, and have cooperated fully with the investigation.  The physical withholding investigation is ongoing.

FERC also initiated an investigation in to economic withholding.  AES Placerita has received data requests from FERC Staff, has responded to those data requests, and has cooperated fully with the investigation.  The economic withholding investigation is ongoing.

In July 2001, a petition was filed against CESCO, an affiliate of the Company by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO has defaulted on its obligations as a government licensed distribution company; that CESCO management abandoned the management of CESCO; and asking for interim measures of protection, including the appointment of a government regulator to manage CESCO. Gridco, a state owned entity, is the sole energy wholesaler to CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. By its Order of August 2001, the OERC held that the Company and other CESCO shareholders were not proper parties to the OERC proceeding and terminated the proceedings against the Company and other CESCO shareholders.  Subsequently, OERC issued notices regarding the OERC proceedings to the Company and the other CESCO shareholders.  The Company has advised OERC that the Company was not a party.  In October 2003, OERC again forwarded a notice to the Company advising of a hearing in the OERC matter scheduled for November 2003.  The Company, in November 2003, again advised the OERC that the Company is not subject to the OERC proceedings.  Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company’s investment in CESCO obligates the Company to provide additional financial support to cover CESCO’s financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder’s Agreement (“SHA”), between Gridco, the Company, AES ODPL, and Jyoti Structures. The notice to arbitrate failed to detail the disputes under the SHA for which the Arbitration had been initiated. After both parties had appointed arbitrators, and those two arbitrators appointed the third neutral arbitrator, Gridco filed a motion with the India Supreme Court seeking the removal of AES’ arbitrator and the neutral chairman arbitrator. In the fall of 2002, the Supreme Court rejected Gridco’s motion to remove the arbitrators. Gridco has dropped the challenge of the appointment of neutral chairman arbitrator; however, it retained the challenge of removal of AES' arbitrator. Although that motion remains pending, the parties have filed their respective statement of claims, counter claims and defenses. On or about July 26, 2003, Gridco filed a motion in the District Court of Bhubaneshwar, India, seeking a stay of the arbitration and requesting that the District Court terminate the mandate of the neutral chairman arbitrator. The District Court gave a stay order, and the case was scheduled to be heard in mid November 2003. Thereafter, pursuant to a separate motion filed with the Court in India, a further temporary stay of the arbitration proceedings was granted until the India Court issued a decision on whether or not to grant a permanent stay of the arbitration.  In the interim, and pending a decision by the Court as to whether to grant a permanent stay, no new proceedings have been scheduled for the arbitration. The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

In November 2002, the Company was served with a grand jury subpoena issued on application of the United States Attorney for the Northern District of California. The subpoena sought, inter alia, certain categories of documents related to the generation and sale of electricity in California from January 1998 to the present. The Company complied fully with its legal obligations in responding to the subpoena.

In April 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that former members of the pension committee for the thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In February 2003, the Court denied the defendants motion to dismiss the lawsuit. On September 30, 2003, the Court granted plaintiffs’ motion for class certification.  On October 31, 2003, the parties filed competing motions for summary judgment. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend this lawsuit vigorously.

In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock pursuant to the Registration Statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the Registration Statement covering certain secured equity-linked loans by AES subsidiaries, the supposedly volatile nature of the price of AES stock, as well as AES’s allegedly unhedged operations in the United Kingdom. In October 2002, the defendants moved to consolidate these three actions with the IPALCO securities lawsuit referred to immediately below. On November 5, 2002, the Court appointed lead plaintiffs and lead and local counsel. On March 19, 2003, the Court entered an order on defendants’ motion to consolidate, in which the Court deferred its ruling on defendants’ motion and referred the actions to a magistrate judge for pretrial supervision. On April 14, 2003, lead plaintiffs filed an amended complaint, which adds John R. Hodowal, Ramon L. Humke and John R. Brehm as defendants and, in addition to the purported claims in the original complaint, purports to allege against the newly added defendants violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder. The amended complaint also purports to add a claim based on alleged misstatements or omissions concerning AES’ alleged obligations to Williams Energy Services Co. in connection with the California energy market. By Order dated August 25, 2003, the court consolidated these three actions with an action captioned Cole et al. v. IPALCO Enterprises, Inc. et al., 1:02-cv-01470-DFH-TAB (the “Cole Action”), which is discussed immediately below.  On September 26, 2003, defendants filed a motion to dismiss the amended complaint.  The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend these lawsuits vigorously.

In September 2002, IPALCO and certain of its former officers and directors were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana (the “Cole Action”). The lawsuit purports to be filed on behalf of the class of all persons who exchanged shares of IPALCO common stock for shares of AES common stock pursuant to the Registration Statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11 of the Securities Act of 1933 and Sections 10(a), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated there under based on statements in or omissions from the Registration Statement covering certain secured equity-linked loans by AES subsidiaries, the supposedly volatile nature of the price of AES stock, and AES’s allegedly unhedged operations in the United Kingdom. By Order dated August 25, 2003, the court consolidated this action with three previously filed actions, discussed immediately above.  The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

In October 2002, the Company, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Virginia. Between October 29, 2002 and December 11, 2002, seven virtually identical lawsuits were filed against the same defendants in the same court. The lawsuits purport to be filed on behalf of a class of all persons who purchased the Company’s securities between April 26, 2001and February 14, 2002. The complaints purport to allege that certain statements concerning the Company’s operations in the United Kingdom violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On December 4, 2002 defendants moved to transfer the actions to the United States District Court for the Southern District of Indiana. By stipulation dated December 9, 2002, the parties agreed to consolidate these actions into one action. On December 12, 2002 the Court entered an order consolidating the cases under the caption In re AES Corporation Securities Litigation, Master File No. 02-CV-1485. On January 16, 2003, the Court granted defendants’ motion to transfer the consolidated action to the United States District Court for the Southern District of Indiana. By Order dated August 25, 2003, the Southern District of Indiana recognized the previous consolidation order.  On September 26, 2003, plaintiffs filed a consolidated amended class action complaint.  The consolidated amended class action complaint, in addition to asserting the same claims asserted in the orginal complaints, also purports to allege that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES's reported revenues, and AES's purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  Defendants' motion to dismiss is currently due to be filed on November 11, 2003. The Company and the individuals believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

On December 11, 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Virginia captioned AFI LP and Naomi Tessler v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 02-CV-1811 (the "AFI Action"). The lawsuit purports to be filed on behalf of a class of all persons who purchased AES securities between July 27, 2000 and September 17, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES's reported revenues, and AES's purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 14, 2003, the Court ordered that the action be transferred to the United States District Court for the Southern District of Indiana. By Order dated August 25, 2003, the Southern District of Indiana consolidated this action with another action captioned Stanley L. Moskal and Barbara A. Moskal v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 1:03-CV-0284 (the "Moskal Action"), discussed immediately below.  On September 26, 2003, plaintiffs filed an amended class action complaint.  Defendants' motion to dismiss is currently due to be filed on November 11, 2003.  The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

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

In November 2002, a lawsuit was filed against AES Wolf Hollow L.P. and AES Frontier L.P., two subsidiaries of the Company, in Texas State Court by Stone and Webster, Inc. The complaint in the action alleges claims for declaratory judgment and breach of contract allegedly arising out of the denial of certain force majeure claims purportedly asserted by the plaintiff in connection with its construction of the Wolf Hollow project, a gas-fired combined cycle power plant being constructed in Hood County, Texas. Stone and Webster is the general contractor for the Wolf Hollow project. On May 2, 2003 plaintiff amended its complaint to assert additional claims based on purported acts of fraud, negligent misrepresentation and breach of warranty.  On July 3, 2003, Stone and Webster filed a third amended complaint, which complaint asserted claims against the Company.  The alleged claims against the Company are for purported breach of warranty, wrongful liquidated damages, fraud and negligent misrepresentation. The claims asserted against the Company seek an unspecified damage amount. Discovery is ongoing in the lawsuit. The subsidiary and the Company believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

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

In May 2003, there were press reports of allegations that in April 1998 Light Serviços de Eletricidade S.A. (“Light”) colluded with Enron in connection with the auction of the Brazilian group Eletropaulo Electricidade de Sao Paulo S.A.  Enron and Light, of which AES was a shareholder, were among three potential bidders for Eletropaulo.   At the time of the transaction in 1998, AES owned less than 15% of the stock of Light and shared representation in Light’s management and Board with three other shareholders.   In June 2003, the Secretariat of Economic Law for the Brazilian Department of Economic Protection and Defense (“SDE”) issued a notice of a preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to certain allegations arising out of the privatization of Eletropaulo.   On August 1, 2003, AES Elpa S.A. responded on behalf of AES-affiliated companies and denied knowledge of these allegations.  The SDE has begun a follow-up administrative proceeding as reported in a notice published on October 31, 2003.

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

In December 2002, plaintiff David Schoellermann filed a purported derivative lawsuit in Virginia State Court on behalf of the Company against the members of the Board of Directors and numerous officers of the Company (the “Schoellermann Lawsuit”). The lawsuit alleges that defendants breached their fiduciary duties to the Company by participating in or approving the Company’s alleged manipulation of electricity prices in California. Certain of the defendants are also alleged to have engaged in improper sales of stock based on purported inside information that the Company was manipulating the California electricity prices. The complaint seeks unspecified damages and a constructive trust on the profits made from the alleged insider sales.  On February 21, 2003, a second derivative lawsuit was filed by plaintiff Joe Pearce in Virginia State Court on behalf of the Company against the members of the Board of Directors and numerous officers of the Company (the “Pearce Lawsuit”).  In June 2003, a motion to stay the Schoellermann Lawsuit pending a review of the allegations asserted in the Schoellermann Lawsuit by a special committee of the Company comprised of two independent directors was granted by the Court.  In July 2003, the Court issued a consent order further extending the stay of the proceedings until October 8, 2003.  The parties recently informed the Court that they have reached a settlement of the case and are preparing appropriate documentation.

On February 26, 2003, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana captioned Stanley L. Moskal and Barbara A. Moskal v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 1:03-CV-0284 (Southern District of Indiana). The lawsuit purports to be filed on behalf of a class of all persons who engaged in “option transactions” concerning AES securities between July 27, 2000 and November 8, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  By Order dated August 25, 2003, the Southern District of Indiana consolidated this action with the AFI Action, discussed immediately above.  The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

On April 16, 2003, Lake Worth Generation, LLC (“Lake Worth”) commenced a voluntary proceeding under Chapter 11 of the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”).  As a debtor in possession, Lake Worth continues to manage its affairs and operate its business.  No trustee or examiner has been appointed for Lake Worth.  Lake Worth has been constructing a combined cycle power generation facility in the City of Lake Worth (the “Project”).  Lake Worth intended to install a single combustion turbine and heat recovery steam generator, along with a new 47 MW steam turbine, to produce approximately 205 MW of electricity for the residents of Lake Worth.  Construction began in June 2001 under an EPC agreement with NEPCO, a subsidiary of Enron, who provided the financial guaranty in support of the EPC performance obligations.  AES holds secured claims against Lake Worth of approximately $2.8 million.  Lake Worth contemplates that it will sell the Project pursuant to procedures approved by the Bankruptcy Court. There are parties undertaking due diligence on the Project.

On May 2, 2003, the Indiana Securities Commissioner of Indiana's Office of the Secretary of State, Securities Division, pursuant to Indiana Code 23-2-1, served subpoenas on 30 former officers and directors of IPALCO Enterprises, Inc. ("IPALCO") requesting the production of documents in connection with the March 27, 2001 share exchange between the Company and IPALCO pursuant to which stockholders exchanged shares of IPALCO common stock for shares of the Company's common stock and IPALCO became a wholly-owned subsidiary of the Company.  A subsequent subpoena was issued to IPALCO.  IPALCO has produced documents pursuant to the subpoena.  On September 4, 2003, the Indiana Securities Commissioner served a subpoena on the Company requesting the production of documents.  The Company is in the process of producing documents responsive to the subpoena.  On September 30, 2003, the Indiana Securities Commissioner served a supplemental subpoena on IPALCO, and IPALCO is in the process of producing documents responsive to the supplemental subpoena.

The Company is also involved in certain claims, suits and legal proceedings in the normal course of business.

9.             Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 are as follows (in millions):

	Three Months Ended September 30,
	2003	2002

Net income (loss)	$76	$(315)
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period (net of income taxes of $0 and $54, respectively)	87	(608)
Add: Discontinued foreign entity (no income tax effect)	93	—
Total foreign currency translation adjustments	180	(608)
Derivative activity:
Reclassification to earnings (net of income taxes of $32 and $11, respectively)	71	29
Change in derivative fair value (net of income taxes of $(13) and $60, respectively)	36	(223)
Add: Discontinued businesses (no income tax effect)	84	—
Total change in fair value of derivatives	191	(194)

Minimum pension liability:
Discontinued businesses (net of income taxes of $5)	12	—
Comprehensive income (loss)	$459	$(1,117)

	Nine Months Ended September 30,
	2003	2002
Net income (loss)	$41	$(743)
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period (net of income taxes of $0 and $95,respectively)	271	(1,944)
Add: Discontinued foreign entity (no income tax effect)	94	1
Total foreign currency translation adjustments	365	(1,943)
Derivative activity:
Reclassification to earnings (net of income taxes of $89 and $20, respectively)	197	61
Change in derivative fair value (net of income taxes of $56 and $93, respectively)	(129)	(324)
Add: Discontinued businesses (no income tax effect)	84	—
Total change in fair value of derivatives	152	(263)
Realized loss on investment sale (no income tax effect)	—	48
Minimum pension liability:
Minimum pension liability (net of income taxes of $0 and $112, respectively)	(1)	(269)
Add: Discontinued businesses (net of income taxes of $45 and $0, respectively)	73	—
Total change in minimum pension liability	72	(269)
Comprehensive income (loss)	$630	$(3,170)

The components of accumulated other comprehensive loss at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Cumulative foreign currency translation adjustments	$(3,624)	$(3,989)
Change in accounting principle-SFAS No. 133	(84)	(93)
Minimum pension liability	(500)	(572)
Change in derivative fair value	(162)	(305)
Total	$(4,370)	$(4,959)

10.          Segments

Information about the Company’s operations by segment is as follows (in millions):

	Revenues(1)	Gross Margin	Equity Earnings

Quarter Ended September 30, 2003:
Contract Generation	$817	$327	$12
Competitive Supply	288	53	—
Large Utilities	908	244	—
Growth Distribution	309	30	—
Total	$2,322	$654	$12
Quarter Ended September 30, 2002:
Contract Generation	$599	$242	$15
Competitive Supply	216	50	—
Large Utilities	783	199	(35)
Growth Distribution	298	48	—
Total	$1,896	$539	$(20)
Nine Months Ended September 30, 2003:
Contract Generation	$2,268	$902	$57
Competitive Supply	732	161	—
Large Utilities	2,387	573	—
Growth Distribution	941	96	—
Total	$6,328	$1,732	$57
Nine Months Ended September 30, 2002:
Contract Generation	$1,883	$774	$49
Competitive Supply	595	117	(3)
Large Utilities	2,414	617	(11)
Growth Distribution	814	29	—
Total	$5,706	$1,537	$35

(1)           Intersegment revenues for the quarters ended September 30, 2003 and 2002 were $128 million and $54 million, respectively, and $297 and $142 for the nine months ended September 30, 2003 and 2002, respectively.

	Total Assets
	September 30, 2003	December 31, 2002
Contract Generation	$13,514	$12,092
Competitive Supply	3,135	3,727
Large Utilities	9,235	8,451
Growth Distribution	2,973	2,817
Discontinued Businesses	725	6,740
Corporate	833	403
Total Assets	$30,415	$34,230

11.                               Change in Accounting Principle and New Accounting Pronouncements

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

The Company’s retirement obligations covered by SFAS No. 143 primarily include active ash landfills, water treatment basins and the removal or dismantlement of certain plant and equipment. As of December 31, 2002, the Company had a recorded liability of approximately $15 million related to asset retirement obligations. Upon adoption of SFAS No. 143 on January 1, 2003, the Company recorded an additional liability of approximately $13 million, a net asset of approximately $9 million, and a cumulative effect of a change in accounting principle of approximately $2 million, after income taxes. Amounts recorded related to asset retirement obligations during the nine month period ended September 30, 2003 were as follows (in millions):

Balance at December 31, 2002	$15
Additional liability recorded from cumulative effect of accounting change	13
Accretion expense	1
Change in the timing of estimated cash flows	(1)

Balance at September 30, 2003	$28

Proforma net income (loss) and earnings (loss) per share have not been presented for the three and nine months ended September 30, 2002 because the proforma application of SFAS No. 143 to the prior period would result in proforma net income (loss) and earnings (loss) per share not materially different from the actual amounts reported in the accompanying consolidated statement of operations.  The proforma liability for asset retirement obligations would have been $28 million, $23 million and $21 million as of December 31, 2002, 2001 and 2000, respectively if SFAS No. 143 had been applied during those periods.

Stock-based compensation.  As of January 1, 2003 the Company had two stock-based compensation plans, which are described more fully in Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2002 contained in the Company’s Current Report on Form 8-K filed on June 13, 2003.  Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in the net income for the three and nine months ended

September 30, 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company’s plans generally vest over two years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  However, if SFAS No. 123 had been applied to all grants since the original effective date the impact on net income would have been minimal since there were very few grants that would have had expense carried over to 2003.  During the nine months ended September 30, 2003, the Company recorded compensation expense of approximately $5 million as a result of adopting SFAS No. 148.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share amounts):

	Three months ended September 30,
	2003	2002
Net income (loss), as reported	$76	$(315)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(45)
Proforma net income (loss)	$76	$(360)

Earnings per share:
Basic — as reported	$0.12	$(0.58)
Basic — proforma	$0.12	$(0.66)
Diluted — as reported	$0.12	$(0.58)
Diluted — proforma	$0.12	$(0.66)

	Nine months ended September 30,
	2003	2002
Net income (loss), as reported	$41	$(743)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(134)
Proforma net income (loss)	$41	$(877)

Earnings per share:
Basic — as reported	$0.07	$(1.38)
Basic — proforma	$0.07	$(1.63)
Diluted — as reported	$0.07	$(1.38)
Diluted — proforma	$0.07	$(1.63)

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

Variable interest entities.  In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 was immediately effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. AES has elected to apply the FIN 46 provisions to variable interests in variable interest entities created before February 1, 2003 from the end of the fourth quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur and/or if it receives a majority of the entity’s expected residual returns if they occur. The adoption of FIN 46 did not result in the consolidation of any previously unconsolidated entities nor require material additional disclosure.  Applying FIN 46 in the fourth quarter of 2003 is expected to result in the deconsolidation of the special purpose business trusts that issued the Tecons.

DIG Issue C11.  In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No. 133. The interpretation, which is contained in the Derivatives Implementation Group’s C11 guidance, relates to the pricing of power sales contracts that include broad market indices. In particular, that guidance discusses whether the pricing in a power sales contract that contains broad market indices (e.g. CPI) could qualify as a normal purchase or sale. In June 2003, the FASB issued DIG Issue C20 which superceded DIG Issue C11 and provided additional guidance in this area.  Under DIG Issue C20, the Company will record a cumulative effect of change in accounting principle to report the power sales contract at AES Shady Point at fair value as of October 1, 2003.

12.                               Financing Transactions

Equity offering.  On June 23, 2003, the Company completed an offering of 49,450,000 shares of common stock at $7.00 per share for net proceeds of approximately $335 million.  The Company used $75 million of the proceeds to prepay a portion of the secured equity-linked loan issued by AES New York Funding LLC.  The remaining proceeds were used for general corporate purposes, including the repayment or repurchase of debt.

Consent solicitation and private placement.  On April 3, 2003, AES successfully completed a consent solicitation to amend the definition of “Material Subsidiary” and certain other provisions in its outstanding senior and senior subordinated notes to conform those provisions to the provisions of its 10% senior secured notes.  On May 8, 2003, AES completed a $1.8 billion private placement of second priority senior secured notes.  The second priority senior secured notes were issued in two tranches: $1.2 billion aggregate principal amount of 8 3/4% second priority senior secured notes due 2013 and $600 million aggregate principal amount of 9% second priority senior secured notes due 2015.  The net proceeds were used by AES to (i) repay $475 million of debt outstanding under its senior secured credit facilities, (ii) to repurchase approximately $1.1 billion aggregate principal amount of its senior notes pursuant to a tender offer, (iii) to repurchase approximately $104 million aggregate principal amount of its senior subordinated notes pursuant to a tender offer and (iv) for general corporate purposes, which included repurchasing other outstanding securities.  AES also amended its senior secured credit facilities to permit the private placement and tender offer described above and to provide certain additional changes under the covenants contained therein.

Debt retirement.  On June 30, 2003, the Company repurchased 1,357,900 shares of its outstanding 6.00% Term Convertible Preferred Securities 2008 (the "TECONS") for approximately $58 million.  At the time of the transaction, the TECONS had a face value of approximately $68 million, and the resulting gain of approximately $10 million is included in other income in the consolidated statements of operations for the nine month period ended September 30, 2003.

During the third quarter of 2003, the Company repurchased 2,004,520 shares of TECONS for approximately $80 million. At the time of the transactions, the TECONS had a face value of approximately $100 million, and the resulting gain of approximately $20 million is included in other income in the consolidated statements of operations for the three and nine month periods ended September 30, 2003.

On July 29, 2003, the Company called for redemption all $198 million aggregate principal amount of its outstanding 10.25% Senior Subordinated Notes due 2006.  The notes were redeemed on August 28, 2003 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

Amended and restated bank facilities.  On July 29, 2003 the Company closed its amended and restated senior secured bank credit facilities providing for a $250 million revolving loan and letter of credit facility and a $700 million term loan facility.  Loans under the amended facilities bear a floating interest rate at either LIBOR plus 4% or a base rate plus 3%, and maturity of the bank credit facilities has been extended to July 31, 2007.  The total amount of credit available under the amended facilities was increased by approximately $135 million to $950 million.  This increase, together with cash on hand, was used to repay in full the $150 million balance of the AES New York Funding SELLS loan, resulting in the release of all of the unregistered common stock of AES and other collateral that had secured such loan. The AES Corporation on January 6, 2003 and February 25, 2003 authorized AES Eastern Energy, L.P. to issue letters of credit to counterparties on its $250 million senior secured revolving credit facility up to the amount of $25 million and $35 million for the years of 2003 and 2004, respectively.  As of June 30, 2003, AES Eastern Energy, L.P. has obtained letters of credit of $9.7 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

Subsidiary financings.  On August 22, 2003, the Company completed a project financing of $890 million for a wholly-owned 1,200MW combined cycle gas-fired power plant located in Cartagena, Spain (the "Cartagena Project").  The project is fully contracted for up to 24 years, and full commercial operation is expected by early 2006.

In June 2003, AES China Generating Co. Ltd. (“Chigen”), a wholly-owned subsidiary of the Company, completed a $175 million bond refinancing.  Chigen is a leading independent power generation company in the Peoples Republic of China and is one of the few international developers to successfully complete the development of electric power plants in the country.

In July 2003, AES announced that its wholly-owned subsidiary, AES Hawaii, Inc. (“AES Hawaii”), completed a non-recourse refinancing of its existing debt through the private placement of $500 million in senior secured notes, and obtained a $25 million letter of credit facility.  AES Hawaii is a 180 MW coal-fired power plant located on the island of Oahu in Kapolei, Hawaii, which commenced commercial operations in September 1992.  As a result of the refinancing, AES received net cash proceeds of approximately $24 million.

AES Gener is currently pursuing a plan to refinance $700 million of its indebtedness that matures in 2005 and 2006 through a combination of (i) a capital increase of up to $80 million, (ii) the issuance of $400 million of long-term indebtedness and (iii) the contribution by AES to AES Gener's capital of $300 million.  AES's capital contribution is expected to be funded in part from the sale of a non-controlling portion of the shares of AES Gener owned indirectly by AES.  None of the financing is committed, so there can be no assurance that the refinancing will occur upon these terms or at all.

13.                               Global Insurance Program

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

14.                               Subsequent Events

Sale of affiliate.  On October 6, 2003, the Company announced an agreement to sell its ownership interest in Medway Power Limited (MPL) and AES Medway Operations Limited (AESMO) in an aggregate transaction valued at approximately £47 million.  AES will sell its 25% interest in MPL, a 688 MW natural gas-fired combined cycle facility located in the United Kingdom and its 100% interest in AESMO, the operating company for the facility.  The combined value of both transactions equates to an equity purchase price which is substantially over the book value of the Company’s investment in both MPL and AESMO.  Completion of the transaction is subject to certain third party approvals.  The sale of MPL and AESMO closed in November 2003.

Debt retirement.  On September 24, 2003, the Company called for redemption approximately $7 million aggregate principal amount of its outstanding 10% Senior Secured Notes due 2005.  The notes were redeemed on a pro rata basis on October 25, 2003 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.  On November 12, 2003, the Company called for redemption approximately $19 million aggregate principal amount of its outstanding 10% Senior Secured Notes due 2005.  The notes will be redeemed on a pro rata basis on December 12, 2003 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.  The redemptions were or will be made out of “excess asset sale proceeds” and reflected the portion of asset sale proceeds allocable to the notes.

Dominican Republic resolution suspension.  On November 4, 2003, the Superintendent of Electricity of the Dominican Republic (the “Superintendent”) notified AES that it was suspending the effect of its prior Resolution No. SIE-60-2003 of September 5, 2003 (the “Resolution”).  The Resolution had established a 120-day period for the presentation by AES of evidence that it had divested itself of its share interest in the Empresa Generadora de Electricidad Itabo, S.A., a subsidiary of AES Gener, S.A.  If AES had failed to comply with the Resolution, the Superintendent threatened to impose administrative fines of up to 5% of the assets of AES.

The suspension of the Resolution by the Superintendent remains in effect until such time as the Superintendent has had the opportunity to review proposed amendments to the General Electricity Law of the Dominican Republic, including permitting vertical integration of generation and distribution in the electric sector, to be made by a special energy commission created by Presidential Decree No. 1036-03 of October 28, 2003.  In the event that the Resolution is reinstated, AES would appeal the validity of the Resolution to the National Energy Commission.

Sale of project interest.  In November 2003, a third party acquired a minority interest in the Cartagena Project for approximately €36 million.

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

The distribution of revenues between the segments for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the Three Months ended September 30
	2003	2002
Contract generation	35%	32%
Competitive supply	13%	11%
Large utilities	39%	41%
Growth distribution	13%	16%

	For the Nine Months ended September 30
	2003	2002
Contract generation	36%	33%
Competitive supply	11%	11%
Large utilities	38%	42%
Growth distribution	15%	14%

Certain subsidiaries and affiliates of the Company (domestic and non-U.S.) have signed long-term contracts or made similar arrangements for the sale of electricity and are in various stages of developing the related greenfield power plants. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. At September 30, 2003, capitalized costs for projects under construction were approximately $2.0 billion. The Company believes that these costs are recoverable; however, no assurance can be given that individual projects will be completed and reach commercial operation or that the Company will continue to pursue certain of those projects.

Turnaround Initiatives

Refinancing

On April 3, 2003, AES successfully completed a consent solicitation to amend the definition of “Material Subsidiary” and certain other provisions in its outstanding senior and senior subordinated notes to conform those provisions to the provisions of its 10% senior secured notes.  On May 8, 2003, AES completed a $1.8 billion private placement of second priority senior secured notes.  The second priority senior secured notes were issued in two tranches: $1.2 billion aggregate principal amount of 8 3/4% second priority senior secured notes due 2013 and $600 million aggregate principal amount of 9% second priority senior secured notes due 2015.  The net proceeds were or will be used by AES to (i) repay $475 million of debt outstanding under its senior secured credit facilities, (ii) to repurchase approximately $1.1 billion aggregate principal amount of its senior notes pursuant to a tender offer, (iii) to repurchase approximately $104 million aggregate principal amount of its senior subordinated notes pursuant to a tender offer and (iv) for general corporate purposes, which included repurchasing other outstanding securities.  AES also amended its senior secured credit facilities to permit the private placement and tender offer described above and to provide certain additional flexibility under the covenants contained therein.

In June 2003, AES China Generating Co. Ltd. (“Chigen”), a wholly-owned subsidiary of the Company, completed a $175 million bond refinancing.  Chigen is a leading independent power generation company in the Peoples Republic of China and is one of the few international developers to successfully complete the development of electric power plants in the country.

In July 2003, AES announced that its wholly-owned subsidiary, AES Hawaii, Inc. (“AES Hawaii”), completed a non-recourse refinancing of its existing debt through the private placement of $500 million in senior secured notes, and obtained a $25 million letter of credit facility.  AES Hawaii is a 180 MW coal-fired power plant located on the island of Oahu in Kapolei, Hawaii, which commenced commercial operations in September 1992.  As a result of the refinancing, AES received net cash proceeds of approximately $24 million.

On July 29, 2003, the Company amended and restated its senior secured bank credit facilities.  As amended and restated, the credit facilities provide for a $250 million revolving loan and letter of credit facility and a $700 million term loan facility.  As a result of this transaction, the Company has substantially reduced parent debt maturities through 2007, achieved a significant decrease in parent interest expense, and further enhanced its financial flexibility.  Under the amended terms, the maturity of the bank credit facilities has been extended to July 31, 2007 (subject to a possible extension to April 30, 2008 in the case of the term loans if certain conditions are met).  The total amount of credit available under the amended facilities was increased by $135 million.  This increase, together with cash on hand, was used to repay in full the outstanding balance of the AES New York Funding SELLS loan, resulting in the release of the unregistered common stock of AES and other collateral that secured such loan. The AES Corporation on January 6, 2003 and February 25, 2003 authorized AES Eastern Energy, L.P. to issue letters of credit to counterparties on its $250 million senior secured revolving credit facility up to the amount of $25 million and $35 million for the years of 2003 and 2004, respectively.  As of June 30, 2003, AES Eastern Energy, L.P. has obtained letters of credit of $9.7 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

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

On July 29, 2003, the Company announced that it had called for redemption all $198 million aggregate principal amount of its outstanding 10 1/4% Senior Subordinated Notes due 2006.  The notes were redeemed on August 28, 2003 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

On September 24, 2003, the Company called for redemption of approximately $7 million aggregate principal amount of its outstanding 10% Senior Secured Notes due 2005.  The notes were redeemed on a pro rata basis on October 25, 2003 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.  On November 12, 2003, the Company called for redemption approximately $19 million aggregate principal amount of its outstanding 10% Senior Secured Notes due 2005.  The notes will be redeemed on a pro rata basis on December 12, 2003 at a  redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.  The redemptions were or will be made out of “excess asset sale proceeds” and reflected the portion of asset sale proceeds allocable to the notes.

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

On March 14, 2003 AES reached an agreement to sell 100% of its ownership interest in both AES Haripur Private Ltd. ("Haripur") and AES Meghnaghat Ltd. ("Meghnaghat"), both generation businesses in Bangladesh, to CDC Globeleq, the completion of which sale is subject to certain conditions, including obtaining governmental and lender consents. Those governmental and lender consents were not obtained by the August 14, 2003, termination date in the original share purchase agreement (“SPA”). On September 17, 2003, AES and CDC Globeleq agreed to extend until February 17, 2004, the date by which the conditions to the sale must be satisfied, including obtaining governmental and lender consents, or the SPA will terminate. AES and CDC Globeleq on September 17, 2003 also agreed to increase the equity purchase price for the sale from $127 million to $137 million, subject to purchase price adjustments at the time of completion of the sale which we currently estimate to be an additional $10 to 15 million.  While the Company believes that these consents can be obtained prior to the February 17, 2004 termination date, there can be no assurance that the consents will be obtained by that date or that the sale will ultimately be completed.  These two businesses were previously reported in the contract generation segment.

Also during March 2003, the Company announced an agreement to sell an approximately 32% ownership interest in AES Oasis Limited (“AES Oasis”). AES Oasis is a newly created entity that was originally planned to own two electric generation projects and desalination plants in Oman and Qatar (AES Barka and AES Ras Laffan, respectively), the oil-fired generating facilities, AES LalPir and AES PakGen in Pakistan, as well as future power projects in the Middle East. During the second quarter of 2003, the parties agreed in principle to alter the structure of the transaction to exclude AES Ras Laffan, the Company’s electric generation project and desalination plant in Qatar, and to offer for sale approximately 39% of our ownership interest in the revised AES Oasis entity.  Completion of the sale as contemplated under the agreement is subject to certain conditions, including government and lender approvals that must be met and obtained prior to November 30, 2003, on which date the Oasis Stock Purchase Agreement (“Oasis SPA”) would terminate. There can be no assurance that the sale will ultimately be completed.  At the time of closing, AES will receive cash proceeds of approximately $150 million.

On October 6, 2003, the Company announced an agreement to sell its ownership interest in Medway Power Limited (MPL) and AES Medway Operations Limited (AESMO) in an aggregate transaction valued at approximately £47 million.  AES will sell its 25% interest in MPL, a 688 MW natural gas-fired combined cycle facility located in the United Kingdom and its 100% interest in AESMO, the operating company for the facility.  The combined value of both transactions equates to an equity purchase price which is substantially over the book value of the Company’s investment in both MPL and AESMO.  Completion of the transaction is subject to certain third party approvals.  The sale of MPL and AESMO closed in November 2003.

In September 2003, AES reached an agreement to sell 100% of its ownership interest in AES Whitefield, a generation business.  The sale is structured as a stock purchase agreement.  At September 30, 2003 this business was classified as held for sale in accordance with SFAS No. 144.  AES Whitefield was previously reported in the contract generation segment.

On August 8, 2003, the Company decided to sell AES Communications Bolivia, located in La Paz, Bolivia and has reported this business as an asset held for sale.  As a result of this decision, the Company recorded a pre-tax impairment charge of $29 million during the third quarter of 2003 to reduce the carrying value of the assets to their estimated fair value in accordance with SFAS No. 144.  AES expects to complete the sale during the first half of 2004.  AES Communications Bolivia was previously reported in the competitive supply segment.

In July 2003, AES reached an agreement to sell 100% of its ownership interest in AES Mtkvari, AES Khrami and AES Telasi for gross proceeds of $23 million.  At June 30, 2003 these businesses were classified as held for sale and the Company recorded a pre-tax impairment charge of $204 million during the second quarter of 2003 to reduce the carrying value of the assets to their estimated fair value in accordance with SFAS No. 144.  This transaction closed in August 2003 and resulted in a total write off of approximately $210 million.  AES Mtkvari and AES Khrami were previously reported in the contract generation segment and AES Telasi was previously reported in the growth distribution segment.

During the first quarter of 2003, AES committed to a plan to sell its ownership in AES Barry Limited (“AES Barry”), and had classified it in discontinued operations.  On July 24, 2003, the Company reached an agreement to sell substantially all the physical assets of AES Barry to an unrelated third party for £40 million (or approximately $62 million).  The sale proceeds were used to discharge part of AES Barry’s debt and to pay certain transaction costs and fees. The Company will continue to own the stock of AES Barry while AES Barry pursues a £60 million claim against TXU EET, which is currently in bankruptcy administration.  AES Barry will receive 20% of amounts recovered from the administrator.  If the proceeds from TXU EET are not sufficient to repay the bank debt, the banks have recourse to the shares of AES Barry, but have no recourse to the Company for a default by AES Barry.

An amended credit agreement for the sale of the AES Barry assets was signed on July 24, 2003.  As a result of the amended credit agreement, AES forfeited control over the remaining assets of AES Barry, namely the claim against TXU EET.  Accordingly, the Company deconsolidated AES Barry and began accounting for its investment using the equity method prospectively from the date of the credit agreement.  AES Barry was previously reported in the competitive supply segment.

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

Restructuring

In July, 2002 the Company established a Restructuring Office, formerly referred to as the Turnaround Office, to focus on improving the operating and financial performance of, selling or abandoning certain of its underperforming businesses. Businesses are considered to be underperforming if they do not meet the Company’s internal rate of return criteria, among other factors. The Restructuring Office is actively managing Gener, Sonel, Wolf Hollow, Granite Ridge, the Company’s businesses within the Dominican Republic, Brazil and Argentina, as well as evaluating certain development projects. The Company is evaluating whether the profitability and cash flows of such businesses can be sufficiently improved to achieve acceptable returns on the Company’s investment, or whether such businesses should be disposed of or sold. In making this evaluation the Company also considers current and proposed tariff arrangements, the capital expenditure requirements within each business, the terms and conditions of each subsidiary’s contractual obligation and its ability to access the capital markets.  In addition, other factors may influence the Company’s evaluation of a business, such as changes and volatility in inflation rates, electricity prices, fuel and other commodity prices in the U.S. and non-U.S. markets. If the Company determines that certain businesses are to be sold or otherwise disposed of, there can be no guarantee that the proceeds from such transactions would cover the Company’s entire investment in such subsidiaries or that such proceeds will be available to the Company. It is possible that the restructuring efforts will change the ownership structure or the manner in which a business operates, and these efforts may result in an impairment charge if the Company is not able to recover its investment in such business. The inability of the Company to successfully restructure the underperforming businesses may result in less earnings and cash flows in 2003 and beyond.  The responsibilities of the Restructuring Office may become less significant in the future as the Company resolves many of the issues currently being addressed.

Additional Developments

Argentina

In 2002, Argentina continued to experience a political, social and economic crisis that resulted in significant changes in general economic policies and regulations as well as specific changes in the energy sector. As a result, the Argentine peso experienced a significant devaluation relative to the U.S. dollar during 2002.  In the first nine months of 2003, the political and social situation in Argentina showed signs of stabilization, and the economy and electricity demand started to recover.  Presidential elections and the establishment of a new government regime occurred in May 2003, and the new government may enact changes to the regulations governing the electricity industry.

The Company recorded approximately $15 million of pre-tax foreign currency transaction losses during the third quarter of 2003 on the U.S. dollar-denominated net liabilities of its Argentine subsidiaries representing a weakening of the Argentine peso relative to the U.S. dollar from 2.75 at June 30, 2003 to 2.87 at September 30, 2003.  During the nine months ended September 30, 2003, the Company recorded pre-tax foreign currency transaction gains at its Argentine subsidiaries of approximately $47 million representing a strengthening of the Argentine peso relative to the U.S. dollar from 3.32 at December 31, 2002 to 2.87 at September 30, 2003.  In January 2003, one of the Company’s generation businesses in Argentina changed its functional currency to the U.S. dollar as a result of changes in its revenue profile from Argentine pesos to U.S. Dollars.

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

The effects of the current circumstances on future earnings are uncertain and difficult to predict. At September 30, 2003, AES’s total investment in the competitive supply business in Argentina was approximately $122 million and the total investment in the growth distribution business was approximately negative $27 million.

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

Brazil

During the third quarter of 2003, the Brazilian real devalued relative to the U.S. dollar, declining from 2.87 at June 30, 2003 to 2.92 at September 30, 2003. This devaluation resulted in pre-tax foreign currency transaction losses during the third quarter of 2003 of approximately $29 million at the Brazilian businesses that was primarily related to U.S. dollar-denominated debt of approximately $970 million. During the first nine months of 2003, the Brazilian real appreciated from 3.53 at December 31, 2002 to 2.92 at September 30, 2003. The Company recorded pre-tax foreign currency transaction gains of approximately $130 million at the Brazilian businesses for the nine months ended September 30, 2003.

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

As of September 30, 2003, the Eletropaulo operating company had approximately $1.4 billion of outstanding indebtedness, and AES Elpa and AES Transgas had approximately $705 million and $635 million of outstanding BNDES and BNDESPAR indebtedness, respectively, including accrued interest. Due, in part, to the effects of power rationing, the decline of the value of the Brazilian real in U.S. dollar terms in 2001 and 2002 and the lack of access to the international capital markets, Eletropaulo, AES Elpa and AES Transgas continue to face significant near-term debt payment obligations that must be extended, restructured, refinanced or repaid. As a result of AES Elpa’s and AES Transgas’s failures to pay amounts due under the financing arrangements, BNDES has the right to call due all of AES Elpa’s outstanding debt with BNDES, and BNDESPAR has the right to call due all of AES Transgas’s outstanding debt with BNDESPAR. In addition, as a result of a cross default provision, at September 30, 2003, BNDES has the right to call due approximately $247 million it loaned to Eletropaulo under the program in Brazil established to alleviate the effects of rationing on electricity companies.  Due to BNDES’s right of acceleration and existing payment, financial covenant and other defaults under Eletropaulo loan agreements, Eletropaulo’s commercial lenders have the right to call due approximately $827 million of indebtedness as of September 30, 2003. Due to a cross-payment default provision, Eletropaulo received a waiver until December 15, 2003, with respect to $69 million of debentures.  At September 30, 2003, Eletropaulo, AES Elpa and AES Transgas have a combined $2.3 billion of debt classified as current on the accompanying consolidated balance sheet.

On September 8, 2003, AES entered into a memorandum of understanding with BNDES to restructure the outstanding loans owed to BNDES by several of AES' Brazilian subsidiaries. The restructuring will include the creation of a new company that will hold AES' interests in Eletropaulo, Uruguaiana and Tiete. Sul will be contributed upon the successful completion of its financial restructuring. AES will own 50.1%, and BNDES will own 49.9%, of the new company. Under the terms of the agreement, 50% of the currently outstanding BNDES debt of $1.2 billion will be converted into 49.9% of the new company. The remaining outstanding balance of $515 million (which remains non-recourse to AES) will be payable over a period of 10 to 12 years. AES and its subsidiaries will also contribute $85 million as part of the restructuring, of which $60 million will be contributed at closing and $25 million will be contributed one year after closing.

Closing of the transaction is subject to the negotiation and execution of definitive documentation, certain lender and regulatory approvals and valuation diligence to be conducted by BNDES.

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

On May 20, 2003, Eletropaulo received a letter from the president of the Mines and Energy Commission of the House of Representatives of the National Congress.  The letter requested that Eletropaulo attend a Public Hearing (the “Public Hearing”) at the National Congress to provide information concerning facts in connection with Eletropaulo’s privatization.  No other specificity regarding the information sought by the Commission was provided in the May 20 letter.  On May 28, 2003, the Public Hearing was postponed until June 12, 2003.  On June 12, 2003, a representative of Eletropaulo attended the Public Hearing as requested by the Commission and discussed various issues regarding the electricity market and privatization.   On September 17, 2003, the President of Eletropaulo attended another Public Hearing as requested by the Commission and reinforced the importance of Eletropaulo in the electricity sector in Brazil

During the fourth quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $756 million at Eletropaulo.  This charge was taken to reflect the reduced carrying value of certain assets, including goodwill, primarily resulting from slower than anticipated recovery to pre-rationing electricity consumption levels and lower electricity prices due to devaluation of foreign exchange rates.  The Company’s total investment associated with Eletropaulo as of September 30, 2003 was approximately negative $1.0 billion. AES may have to write-off additional assets of Eletropaulo, AES Elpa or AES Transgas if no satisfactory resolution is reached.

Sul.  Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or repaid. Sul had outstanding debentures of approximately $77 million (including accrued interest), at the September 30, 2003 exchange rate that were restructured on December 1, 2002.  The restructured debentures have a partial interest payment due December 2003 and principal payments due in 12 equal monthly installments commencing on December 1, 2003.  Additionally, Sul has an outstanding working capital loan of approximately $10 million (including accrued interest) which is to be repaid in 12 monthly installments commencing on January 30, 2004.  Furthermore, on January 20, 2003 Sul and AES Cayman Guaiba signed a letter agreement with the agent for the banks under the $300 million AES Cayman Guaiba syndicated loan for the restructuring of the loan.  A $30 million principal payment due on January 24, 2003 under the syndicated loan was waived by the lenders through April 24, 2003 and has not been paid.  While the lenders have not agreed to extend any additional waivers, they have not exercised their rights under the $50 million AES parent guarantee.  There can be no assurance, however, that an additional waiver or a restructuring of this loan will be completed.

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

The MAE has settled its registered transactions for the period from late December 2002 through early 2003. Without considering the effect of Order 288, Sul owes approximately $27 million, based upon the September 30, 2003 exchange rate. Sul does not have sufficient funds to make this payment, and several creditors have filed lawsuits in an effort to collect amounts they claim are due.  Sul is petitioning the courts to aggregate the individual lawsuits with the Order 288 actions filed by Sul in order to postpone payment until the matter is resolved.  If Sul prevails and the MAE settlement occurs absent the effect of Order 288, Sul will receive approximately $119 million, based upon the September 30, 2003 exchange rate. If Sul is unsuccessful and if Sul is unable to pay any amount that may be due to MAE, penalties and fines could be imposed up to and including the termination of the concession contract by ANEEL.  Sul is current on all MAE charges and costs incurred subsequent to the period in question in the Order 288 matter.

Sul continues legal action against ANEEL to seek resolution of these issues. Sul and AES Cayman Guaiba will continue to face shorter-term debt maturities in 2003 and 2004 but, given that a bankruptcy proceeding would generally be an unattractive remedy for each of its lenders, as it could result in an intervention by ANEEL or a termination of Sul’s concession, we think such an outcome is unlikely. We cannot assure you, however, that future negotiations will be successful and AES may have to write off some or all of the assets of Sul or AES Cayman Guaiba. The Company’s total investment associated with Sul as of September 30, 2003 was approximately $266 million.

During the first quarter of 2002, the Company recorded an after-tax impairment charge of $231 million related to the write off of goodwill at Sul. This charge resulted from the adoption of SFAS No. 142 and is recorded as a cumulative effect of a change in accounting principle on the consolidated statements of operations.

CEMIG.  An equity method affiliate of AES received a loan from BNDES to finance its investment in CEMIG, and the balance, including accrued interest, outstanding on this loan is approximately $758 million as of September 30, 2003. Approximately $57 million of principal and interest, which represents AES’s share, was scheduled to be repaid in May 2003. The equity method affiliate of the Company was not able to repay the amount due and has not yet reached an agreement to refinance or extend the maturities of the amounts due. BNDES may choose to seize the shares held as collateral. Additionally, the existing default on the debt used to finance the acquisition of CEMIG may result in a cross default to the BNDES debt used to finance the acquisition of Eletropaulo and the BNDES rationing loan.

In the fourth quarter of 2002, a combination of events occurred related to the CEMIG investment. These events included consistent poor operating performance in part caused by continued depressed demand and poor asset management, the inability to adequately service or refinance operating company debt and acquisition debt, and a continued decline in the market price of CEMIG shares. Additionally, our partner in one of the holding companies in the CEMIG ownership structure sold its interest in this company to an unrelated third party in December 2002 for a nominal amount. Upon evaluating these events in conjunction with each other, the Company concluded that an other than temporary decline in value of the CEMIG investment had occurred. Therefore, in December 2002, AES recorded a charge related to the other than temporary impairment of the investment in CEMIG, and the shares in CEMIG were written-down to fair market value. Additionally, AES recorded a valuation allowance against a deferred tax asset related to the CEMIG investment. At September 30, 2003, the Company’s total investment associated with CEMIG was negative.

Tiete.  The MAE settlement for the period from September 2000 to December 2002 for Tiete totals an obligation of approximately $79 million, at the September 30, 2003 exchange rate. Fifty percent of the amount was due on December 26, 2002, and the remainder was due on July 3, 2003 after MAE’s numbers were audited. According to the industry-wide agreement reached in December 2001, BNDES was supposed to provide Tiete with a credit facility in the amount of approximately $41 million, at the September 30, 2003 exchange rate, to pay off a part of the liability. This credit facility has not yet been provided, but in the meantime, a Brazilian federal court has granted Tiete a temporary injunction suspending the payment of the obligation until BNDES makes this credit facility available. As a result, Tiete paid MAE the difference from the total liability and the credit facility in the amount of approximately $38 million on July 3, 2003.  Should the Brazilian federal court lift the temporary injunction, as is possible at any time, Tiete would be obligated to pay the remaining MAE liability immediately.  Tiete has started to receive from the distribution companies the extraordinary tariff revenue in order to recover $49 million from the total loss in respect of the MAE of $74 million, and the total recovery is expected to be completed over a six-year period.  As of September 30, 2003, Tiete had collected approximately $2 million of extraordinary tariff revenue from the distribution companies and submitted this amount to MAE.  In the absence of the BNDES credit facility, Tiete has started negotiations with its creditors under the MAE settlement in order to seek agreement to coordinate payment of Tiete's MAE settlement liabilities with its receipt of the extraordinary tariff revenue over the six-year period.

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

Energia Paulista Participações S/A (“EPP”), an indirect subsidiary of AES, has outstanding local non recourse debentures in the amount of $60 million which was due on August 11, 2003. These debentures were issued to acquire 19% of Tiete’s preferred shares and are guaranteed by such shares. On August 7, 2003, approval of approximately 91% of the debenture holders was obtained to change certain terms and conditions.  The debentures will be due August 11, 2005, interest on the debentures will be increased from 12% to 14% per annum but no interest payment will be made until August 11, 2004 and if no interest payment is made at that time the debenture holder will be entitled to convert the debentures held into the preferred shares used to secure the guarantee.  The remaining 9% of debenture holders that did not accept the offer received shares held for collateral in lieu of payment reducing the Company's interest in the preferred shares from 19% to 17%.

The Company’s total investment associated with Tiete as of September 30, 2003 was approximately $44 million.

Uruguaiana.  The MAE settlement for the period from September 2000 to September 2002 for Uruguaiana totals an obligation of approximately $13 million at the September 30, 2003, exchange rate. Fifty percent of the outstanding liability was due on December 26, 2002. Uruguaiana disagreed with the liability for the period from December 2000 to March 2002, which represents approximately $12 million at the September 30, 2003, exchange rate, and on December 18, 2002, Uruguaiana obtained an injunction from the Federal Court suspending the payment of the liability under dispute. On February 25, 2003, ANEEL and MAE filed an appeal against the injunction. On March 12, 2003, the judge responsible for the case did not accept the appeal and maintained the injunction for Uruguaiana. Uruguaiana believes that under the terms of its ANEEL Independent Power Producer Operational Permit, power purchase and regulatory contracts, it is not liable for replacement power costs arising directly out of the electric system’s instability. Furthermore, the civil action also discusses the power prices changed by ANEEL in August 2002 related to energy sold at the spot market in June 2001. Uruguaiana does not expect to have sufficient resources to pay the MAE settlement, and if the legal challenge of this obligation is not successful, penalties and fines could be imposed, up to and including the termination of the ANEEL Independent Power Producer Operational Permit. The Company’s total investment associated with Uruguaiana as of September 30, 2003 was approximately $269 million.

May 29, 2003 Eletronet Bankruptcy Court Order.  In the Rio de Janeiro bankruptcy court proceedings for Eletronet, a company owned 51% by AES Bandeirantes Empreendimentos Ltda. (an entity formerly owned by the Company) (“AES Bandeirantes”) and 49% by Lightpar (a subsidiary of state-owned Eletrobras), the judge, without a hearing, granted the request of the bankruptcy trustee for a preliminary injunction to attach the common and preferred shares of Eletropaulo held by AES Elpa and AES Transgas, respectively, and the common shares of Tiete held by AES Tiete Empreendimentos Ltda. (“TE”).  AES Elpa, AES Transgas and TE are indirect subsidiaries of the Company, but are wholly separate corporate entities from each other as well as AES Bandeirantes.  The stated purpose of the bankruptcy court’s order was to assure the effectiveness of any future decision finding AES Bandeirantes responsible for Eletronet’s obligations. The Company believes there is no legal basis for the preliminary injunction.  In July 2003, AES Transgas, AES Elpa, and Tiete filed an appeal to the state appeals court in Rio de Janeiro seeking the revocation of the preliminary injunction attaching the shares. The appeal is pending.

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

In 2003, Brazil entered a major round of tariff revisions. On April 19, 2003, Sul was granted a rate increase by ANEEL, the regulatory body in Brazil responsible for tariff revisions, of 16.14%.  On July 4, 2003, ANEEL granted a tariff revision for Eletropaulo of 10.95% plus 0.4% to be included in the tariff adjustment for the ensuing 12-month period.  The tariff revisions are meant to re-establish a tariff level that would cover (i) costs for energy purchased and other non-manageable costs, (ii) operations/maintenance costs of a “Reference Company,” and (iii) capital remuneration on the Company’s asset base using a “replacement cost” methodology.  Each of these items is evaluated based on a “Test-Year,” as defined by ANEEL, which encompasses the following 12-months after the tariff increase.  There remain a number of critical issues that were either not adequately considered in the process or remain unresolved.

The operations and maintenance costs considered in the tariff are based on the concept of a Reference Company, not the actual costs of the Company. In many cases, the Reference Company may not be reflective of distribution companies operating in Brazil and thus underestimate true operating costs.  For example, for all distribution companies in Brazil, a bad debt level of 0.5% of net revenues was used.  Eletropaulo and Sul believe that this is neither an appropriate level of bad debts in Brazil nor in many developed countries.  In response to a request by ANEEL, the companies, together with others in the industry, recently hired third party consultants to carry out a detailed study of this issue.  In addition, with respect to Eletropaulo, the Reference Company fails to address certain costs associated with its defined benefit pension plan.  Eletropaulo inherited these costs in April 1998, at the time of privatization and such costs amount to an annual disbursement of approximately $64 million at the September 30, 2003 exchange rate. In addition, certain taxes were not considered as costs applicable to the Reference Company. On July 18, 2003, ANEEL released the technical note on the tariff revision for Eletropaulo and Sul. The information provided in the technical note is not sufficient in defining the Reference Company costs. Eletropaulo and Sul intend to either file for an administrative appeal against the tariff revision process within 10 days after ANEEL publicly releases the information related to the tariff revision processes to the public or file for judicial injunction prior to release.

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

The distribution companies are challenging certain methodologies used for the tariff revision.  For example, the rate base calculation used for the tariff reset is defined by ANEEL Resolution 493 which takes into account the replacement value of the concessionaire’s assets.  Private investors are claiming that the minimum bid price established at the privatization process be used as the asset base determining remuneration. This claim is being pursued in the Brazilian courts but there is no assurance that it will be successful. In addition, under the replacement cost method used by ANEEL, the asset base calculation has not been finalized with many of the distribution companies, including Eletropaulo and Sul. ANEEL has used a provisional asset base number, based on a percentage of the fixed assets adjusted for inflation. In the case of Eletropaulo, the regulator has used 90% of the value of the adjusted fixed assets indexed by IGPM until June 2003.  ANEEL has stated that once the final number pursuant to Resolution 493 is achieved, tariffs will be retroactively calculated and adjusted in the 2004 tariff adjustment, for the difference. There is no assurance at this point on what the final rate base amounts will be for Eletropaulo or Sul.  ANEEL has released a technical note with changes to the original Resolution 493. On August 11, 2003, Eletropaulo and Sul filed an administrative appeal against the technical note, contesting the changes in the resolution as well as inconsistencies noted in the original version of Resolution 493. Finally, the companies believe that there is a timing mismatch in the parameters used in the respective formula.  As the “Test-Year” assumes parameters for the following 12-months after the reset, it does not pick-up the effects of the inflation on the unit costs adopted for the Reference Company or on the value of the assets that comprise the regulatory Rate Base. There are discussions that are still ongoing at ANEEL in respect to such methodology.

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

New Model.  On July 21, 2003, the MME released a formal document presenting the outlines of the new sector model. As details are released, the Company will evaluate the effects of the new model. However, the main concerns over the new model relate to the requirement of the distribution companies to forecast with 100% accuracy its projected market demand for a 5-year time period, subject to penalties in the case of differences between the projections and the actual demand. The MME has not defined the magnitude of the penalties and therefore it is not possible to evaluate the impact for Eletropaulo and Sul. In addition, there is no methodology established to compensate the distribution companies in the event of government imposed rationing in the future as in 2001. The proposed new model is based on the concept of a single pool that will acquire most of the existing generation capacity as well as any new generation capacity built in the future. The feasibility of the pool is questionable and may create additional regulatory uncertainty that may seriously impact the ability to attract new investment in the sector. Finally, it is expected that the existing bilateral supply contracts shall be honored and not affecting the existing PPA between Eletropaulo and Tiete nor the contract between Sul and Uruguaiana.

Venezuela

The political environment and economy in Venezuela continue to be in a state of crisis. The economy has suffered from falling oil revenues, capital flight and a decline in foreign reserves. Over the past year, the country has experienced negative GDP growth, high unemployment, significant foreign currency fluctuations and political instability. Beginning December 2, 2002, Venezuela experienced a forty-five day nationwide general strike that affected a significant portion of the Venezuelan economy, including the city of Caracas and the oil industry. This general strike has affected the normal conduct of EDC’s business. In combination, these circumstances create significant uncertainty surrounding the performance, cash flow and potential for profitability of EDC. However, AES is not required to support the potential cash flow or debt service obligations of EDC. AES’s total investment in EDC at September 30, 2003, was approximately $1.9 billion.

In February 2002, the Venezuelan Government decided not to continue support of the Venezuelan currency, which has caused significant devaluation. As a result of this decision by the Venezuelan government, the U.S. dollar to Venezuelan exchange rate had floated as high as 1,853 before being fixed at 1,600 through September 30, 2003. EDC uses the U.S. dollar as its functional currency. A portion of its debt is denominated in the Venezuelan bolivar, and as of September 30, 2003, EDC has net Venezuelan bolivar monetary liabilities thereby creating foreign currency gains on such debt when the Venezuelan bolivar devalues. During the third quarter of 2003, the Company recorded net pre-tax foreign currency transaction gains of approximately $12 million, as well as approximately $4 million of pre-tax mark to market losses on foreign currency forward and swap contracts. The net foreign currency transaction gains were the result of securities transactions offset by depreciation of the U.S. dollar relative to the euro, which is the currency of some portion of EDC’s debt. The tariffs at EDC are adjusted semi-annually to reflect fluctuations in inflation and the currency exchange rate.  EDC obtained tariff increases of 26% during the first half of 2003 and 10% in September 2003.  During the nine months ended September 30, 2003, the Company recorded net pre-tax foreign currency transaction losses of approximately $4 million, as well as approximately $5 million of pre-tax mark to market losses on foreign currency forward and swap contracts.

Effective January 21, 2003, the Venezuelan Government and the Central Bank of Venezuela (Central Bank) agreed to suspend the trading of foreign currencies in the country for five business days and to establish new standards for the foreign currency exchange regime. On February 5, 2003, the Venezuelan Government and the Central Bank entered into an exchange agreement that governs the Foreign Currency Management Regime, and establishes the applicable exchange rate. The exchange agreement established certain conditions including the centralization of the purchase and sale of currencies within the country by the Central Bank, and the incorporation of the Foreign Currency Management Commission (CADIVI) to administer the execution of the exchange agreement and establish certain procedures and restrictions. The acquisition of foreign currencies is subject to the prior registration of the interested party and the issuance of an authorization to participate in the exchange regime. Furthermore, CADIVI governs the provisions of the exchange agreement, defines the procedures and requirements for the administration of foreign currencies for imports and exports, and authorizes purchases of currencies in the country. The exchange rates set by such agreements are 1,596 bolivars per U.S. dollar for purchases and 1,600 bolivars per U.S. dollar for sales. These actions may impact the ability of EDC to distribute cash to the parent.  The financial statements for the third quarter of 2003 used the official exchange rate of 1,600 bolivars per U.S. dollar to translate the results of operations for the portion of the first quarter that exchange controls were in place.  However, if the Company had used the last traded exchange rate of 1,853 bolivars per U.S. dollar prior to the effectiveness of exchange controls, pre-tax income for the nine months ended September 30, 2003 would have increased by approximately $11 million primarily due to gains that would have been realized on bolivar-denominated debt.

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

United Kingdom

On October 3, 2003, AES Drax Power Limited (“Drax”) changed its name to Drax Power Limited to reflect the withdrawal of AES from the operation of the Drax power plant in August 2003.  Drax Power Limited, a former subsidiary of AES, is the operator of the Drax power plant, Britain’s largest power station.

Since December 12, 2002, Drax has been operating under standstill arrangements with its senior creditors.  These standstill arrangements were initially included in the “Original Standstill Agreement”, and, after expiration thereof on May 31, 2003, under the “Further Standstill Agreement,” and, after expiration thereof on June 30, 2003 under the “Third Standstill Agreement” and, after expiration thereof on August 14, 2003, under the Fourth Standstill Agreement, which expired on September 30, 2003.  We understand, solely based on the publicly filed information contained in Drax’s Form 6-K filed on October 28, 2003, that Drax has entered into an additional standstill agreement, called the “Long Term Standstill Agreement” which became effective on October 9, 2003 and will expire on December 31, 2003, unless terminated earlier or extended in accordance with its terms.  Drax has publicly disclosed that these standstill agreements have been entered into for the purpose of providing Drax and its senior creditors with a period of stability during which discussions regarding a consensual restructuring (the “Restructuring”) could take place.  The standstill agreements provide temporary and/or permanent waivers by certain of the senior lenders of defaults that have occurred or could occur up to the expiration of the standstill period, including a permanent waiver resulting from termination of the Hedging Agreement.

Based on negotiations through the end of June 2003, Drax, AES and the steering committee (the “Steering Committee”) representing the syndicate of banks (the “Senior Lenders”), which financed the Eurobonds issued by Drax to finance the acquisition of the Drax power plant, and the ad hoc committee formed by holders of Drax’s Senior Bonds (the “Ad Hoc Committee” and, together with the Steering Committee, the “Senior Creditors Committees”), reached agreement on more detailed terms of the Restructuring, and each of the Senior Creditors Committees, Drax and AES indicated their support for a Restructuring to be implemented based upon the proposed restructuring terms (the “June Restructuring Proposal”) that was published by Drax on Form 6-K on June 30, 2003.

On July 23, 2003, Drax received a letter from International Power plc., pursuant to which it offered to replace AES in the Restructuring and to purchase certain debt to be issued in the Restructuring described in the June Restructuring Proposal (the “IP Proposal”).  On July 28, 2003, AES sent a letter to the Senior Creditors Committees and to Drax indicating that AES would withdraw its support for, and participation in, the Restructuring unless each member of the Senior Creditors Committees met certain conditions by no later than August 5, 2003, including support for the June Restructuring Proposal (subject to documentation), rejection of the IP Proposal and inclusion in the extended standstill agreement of an agreement not to discuss or negotiate with any person regarding the sale of the Drax power station or the participation of any person in the Restructuring in lieu of AES.

Because none of the written confirmations requested by AES were received, on August 5, 2003 AES withdrew its support for, and participation in, the June Restructuring Proposal.  Subsequently, the directors appointed by AES resigned from the boards of Drax, as well as from the boards of all other relevant Drax companies below Drax Energy.

On September 30, 2003, the security trustee delivered enforcement notices to Drax, thereby effecting the revocation of voting rights in the shares in AES Drax Acquisition Limited, Drax’s parent company which were mortgaged in favor of the security trustee.

AES has no continuing involvement in Drax and has classified Drax within discontinued operations as of September 30, 2003.  We understand, based solely on the publicly filed information contained in Drax’s Form 6-K filed on October 28, 2003, that Drax has received irrevocable undertakings from certain creditors to vote in favor of a restructuring proposal which was described in the Form 6-K filed by Drax on September 15, 2003 and that Drax has entered into a definitive agreement with International Power plc within which International Power plc has agreed to fund the cash-out option for a proportion of the restructured debt as described in Drax’s Form 6-Ks filed on September 15, 2003 and October 28, 2003.

Since certain of Drax’s forward looking debt service cover ratios as of June 30, 2002 were below required levels, Drax was not able to make any cash distributions to Drax Energy, the holding company high-yield note issuer, at that time. Drax expects that the ratios, if calculated as of December 31, 2002 or as of June 30, 2003, would also have been below the required levels at December 31, 2002 or June 30, 2003, as applicable.  In addition, as part of the standstill arrangements, Drax deferred a certain portion of the principal payments due to its Senior Lenders as of December 31, 2002 and as of June 30, 2003.

As a consequence of the foregoing, Drax was not permitted to make any distributions to Drax Energy. As a result, Drax Energy was unable to make the full amount of the interest payment of $11.5 million and £7.6 million due on its high-yield notes on February 28, 2003. Drax Energy’s failure to make the full amount of the required interest payment constituted an event of default under its high-yield notes.  The high yield note holders delivered a notice of acceleration on May 19, 2003 and delivered the required notices under the intercreditor arrangements on May 28, 2003.  Pursuant to intercreditor agreements, the holders of the high-yield notes had no enforcement rights until 90 days following the delivery of such notices, which 90-day period expired on August 26, 2003. Drax was previously reported in the competitive supply segment.

During the first quarter of 2003, AES committed to a plan to sell its ownership in AES Barry Limited (“AES Barry”), and had classified it in discontinued operations.  On July 24, 2003, the Company reached an agreement to sell substantially all the physical assets of AES Barry to an unrelated third party for £40 million (or approximately $62 million).  The sale proceeds were used to discharge part of AES Barry’s debt and to pay certain transaction costs and fees. The Company will continue to own the stock of AES Barry while AES Barry pursues a £60 million claim against TXU EET, which is currently in bankruptcy administration.  AES Barry will receive 20% of amounts recovered from the administrator.  If the proceeds from TXU EET are not sufficient to repay the bank debt, the banks have recourse to the shares of AES Barry, but have no recourse to the Company for a default by AES Barry.

An amended credit agreement for the sale of the AES Barry assets was signed on July 24, 2003.  As a result of the amended credit agreement, AES forfeited control over the remaining assets of AES Barry, namely the claim against TXU EET.  Accordingly, the Company deconsolidated AES Barry and began accounting for its investment using the equity method prospectively from the date of the credit agreement.  AES Barry was previously reported in the competitive supply segment.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Revenues increased $426 million, or 22%, to $2.3 billion during the three months ended September 30, 2003 compared to $1.9 billion for the three months ended September 30, 2002. The increase in revenues is due to new operations from greenfield projects, improved electricity prices, particularly in North America, and the 2002 provision for the Brazilian regulatory decision at Sul.  These factors were offset by the effect of foreign currency devaluation and milder weather conditions.  AES is a global power company which operates in 28 countries around the world. The breakdown of AES’s revenues for the three month periods ended September 30, 2003 and 2002, based on the business segment and geographic region in which they were earned, is set forth below.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	% Change
	(in $millions)
Large Utilities:
North America	$221	$227	(3)%
South America	523	418	25%
Caribbean*	164	138	19%
Total Large Utilities	$908	$783	16%

Growth Distribution:
South America	$113	$89	27%
Caribbean*	115	137	(16)%
Europe/Africa	81	72	13%
Total Growth Distribution	$309	$298	4%

Total Regulated Revenues	$1,217	$1,081	12%

*                                         Includes Venezuela and Colombia

Regulated revenues.  Regulated revenues increased $136 million, or 12%, to $1,217 million for the third quarter of 2003 compared to the same period in 2002. Regulated revenues increased most notably at Eletropaulo, EDC, Sonel, Eden, Edes and Edelap. These effects were partially offset by the effect of foreign currency devaluation, and milder weather conditions. Regulated revenues will continue to be impacted by temperatures that vary from normal in the state of Indiana and the metropolitan area of Sao Paulo, Brazil, as well as fluctuations in the value of Brazilian, Venezuelan and Argentine currencies.

Large utilities revenues increased $125 million, or 16%, to $908 million for the third quarter of 2003 from $783 million for the third quarter of 2002, which was comprised of increases at EDC and Eletropaulo partially offset by a slight decline at IPALCO.  Revenues at EDC increased $26 million during the three months ended September 30, 2003 due to a 17% increase in demand and the effect of tariff increases obtained in 2003.  This improvement was partially offset by devaluation of the Venezuelan bolivar compared to the year-ago period.  Economic activity at Eletropaulo increased in 2003 as demonstrated by greater residential and commercial consumption resulting from the end of rationing in February 2002.  However, this increase was partially offset by weaker demand from industrial customers.  The net result of these factors was a $105 million increase in net revenues in 2003. The Company began consolidating Eletropaulo in February 2002 when control of the business was obtained.  Revenues at IPALCO decreased $6 million in the third quarter of 2003 as a result of milder weather.  There were 67 more heating degree days but 344 fewer cooling degree days during the three months ended September 30, 2003 compared to the same period in 2002.  Retail revenues decreased $6 million, or 3%, mostly due to a 6% decrease in kWh volume. The $1 million increase in wholesale revenues at IPALCO was primarily due to a 6% increase in the average price per kWh sold as well as a 4% increase in the quantity of wholesale kWh sold.

Growth distribution revenues increased $11 million, or 4%, to $309 million for the third quarter of 2003 from $298 million for the third quarter of 2002.  Overall, segment revenues increased $24 million in South America and $9 million in Europe/Africa, and decreased $22 million in the Caribbean.  The increase in South America was primarily due to improved revenues at Sul resulting from a 16% tariff increase in 2003. Revenue increases were also experienced at SONEL, Eden Edes, Edelap CAESS, and AES Rivnooblenergo offset by a decline at Ede Este.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	% Change
	(in millions)
Contract Generation:
North America	$237	$225	5%
South America	239	183	31%
Caribbean*	120	40	200%
Europe/Africa	103	81	27%
Asia	118	70	69%
Total Contract Generation	$817	$599	36%

Competitive Supply:
North America	$177	$118	50%
South America	33	20	65%
Caribbean*	24	19	26%
Europe/Africa	34	42	(19)%
Asia	20	17	18%
Total Competitive Supply	$288	$216	33%

Total Non-Regulated Revenues	$1,105	$815	36%

*                                         Includes Venezuela and Colombia

Non-regulated revenues.  Non-regulated revenues increased $290 million, or 36%, to $1,105 million for the third quarter of 2003 compared to the same period in 2002. This increase was primarily the result of placing new greenfield projects into service subsequent to September 30, 2002, improved electricity prices in the U.S., and increased production offset by the effects of foreign currency devaluation. Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity in the Northeastern U.S.

Contract generation revenues increased $218 million, or 36%, to $817 million for the third quarter of 2003 from $599 million for the third quarter of 2002, principally due to revenues from greenfield projects put into operation subsequent to the third quarter of 2002 and revenue enhancements at other businesses.  New greenfield projects include Red Oak in North America, Puerto Rico and Andres in the Caribbean, and Barka and Ras Laffan in Asia.  Among existing businesses, significant revenue improvements were made at Gener and Tiete in South America, Southland in North America, Los Mina and Merida in the Caribbean, and Kilroot, Tisza, and Ebute in Europe/Africa.  This increase was partially offset by lower revenues at Shady Point in North America, Uruguaiana in South America, and Lal Pir and Pak Gen in Asia.  Contract generation revenues increased in all regions.

Competitive supply revenues increased $72 million, or 33%, to $288 million for the third quarter of 2003 from $216 million for the third quarter of 2002. The increase in competitive supply revenues was mostly due to a $59 million revenue improvement at our businesses in North America.  $31 million of this increase was due to the start of commercial operations at Granite Ridge and $23 million was due to the start of commercial operations at Wolf Hollow subsequent to September 30, 2002.  The remaining revenue increase in North America was due to improved electricity prices in New York.  South America revenues increased $13 million due to increased production at the Argentine businesses.

Gross Margin

	Three Months Ended September 30, 2003	% of Revenue	Three Months Ended September 30, 2002	% of Revenue	% Change
	(in $millions)		(in $millions)
Large Utilities:
North America	$83	38%	$92	41%	(10)%
South America	92	18%	64	15%	44%
Caribbean*	69	42%	43	31%	60%
Total Large Utilities	$244	27%	$199	25%	23%

Growth Distribution:
South America	$28	25%	$27	30%	4%
Caribbean*	3	3%	16	12%	(81)%
Europe/Africa	(1)	(1)%	5	7%	(120)%
Total Growth Distribution	$30	10%	$48	16%	(38)%

Total Regulated Gross Margin	$274	23%	$247	23%	11%

*                                         Includes Venezuela and Colombia

Regulated gross margin.  Regulated gross margin, which represents total revenues reduced by cost of sales, increased $27 million, or 11%, to $274 million for the third quarter of 2003 from $247 million compared to the same period in 2002. The increase in regulated gross margin is mainly due to improvements at Eletropaulo and EDC offset by weaker margins at IPALCO and Ede Este.  Regulated gross margin as a percentage of revenues remained constant at 23% for each period.

Large utilities gross margin increased $45 million, or 23%, to $244 million for the third quarter of 2003 from $199 million for the third quarter of 2002.  Gross margin increased $28 million at Eletropaulo due to increased revenues and lower purchased energy costs.  Gross margin at EDC increased $25 million in 2003 primarily due to lower fuel costs and increased revenues partially offset by the effect of foreign currency devaluation.  IPALCO’s gross margin decreased $9 million in 2003 due to lower revenues, increased maintenance costs associated with their NOx compliance construction program, and increased depreciation costs.    The large utilities gross margin as a percentage of revenues increased to 27% for the third quarter of 2003 from 25% for the third quarter of 2002.  Gross margin ratios decreased in North America and improved in South America, and the Caribbean.

Growth distribution gross margin decreased $18 million, or 38%, to $30 million for the third quarter of 2003 from $48 million for the third quarter of 2002. Gross margin decreased $13 million in the Caribbean mainly due to lower revenues, higher fuel costs, and unfavorable foreign exchange rates at Ede Este partially offset by improved margin at CAESS.  The growth distribution gross margin as a percentage of revenues declined to 10% for the third quarter of 2003 from 16% for the third quarter of 2002.

	Three Months Ended September 30, 2003	% of Revenue	Three Months Ended September 30, 2002	% of Revenue	% Change
	(in $millions)		(in $millions)
Contract Generation:
North America	$116	49%	$113	50%	3%
South America	100	42%	70	38%	43%
Caribbean*	28	23%	7	18%	NM
Europe/Africa	25	24%	23	28%	9%
Asia	58	49%	29	41%	100%
Total Contract Generation	$327	40%	$242	40%	35%

Competitive Supply:
North America	$20	11%	$32	27%	(38)%
South America	17	52%	8	40%	113%
Caribbean*	10	42%	8	42%	25%
Europe/Africa	3	9%	1	2%	200%
Asia	3	15%	1	6%	200%
Total Competitive Supply	$53	18%	$50	23%	6%

Total Non-Regulated Gross Margin	$380	34%	$292	36%	30%

*                                         Includes Venezuela and Colombia

NM - Not Meaningful

Non-regulated gross margin.  Non-regulated gross margin increased $88 million, or 30%, to $380 million for the third quarter of 2003 from $292 million during the same period in 2002. The overall increase in non-regulated gross margin is mainly due to operational improvements at our contract generation businesses.  Non-regulated gross margin as a percentage of revenues declined from 36% during the third quarter of 2002 to 34% for the third quarter of 2003.

Contract generation gross margin increased $85 million, or 35%, to $327 million for the third quarter of 2003 from $242 million for the third quarter of 2002 and included improvements in each region. The contract generation gross margin as a percentage of revenues remained consistent at 40% in each period.  South America gross margin increased $30 million due to improvements at Gener in Chile and Tiete in Brazil.  Caribbean gross margin increased $21 million mostly due to the commencement of commercial operations at Puerto Rico subsequent to September 30, 2002.  Europe/Africa gross margin increased $2 million due to increased production at Ebute and Kilroot.  North America gross margin increased $3 million mainly due to lower margins at Warrior Run, Shady Point and Beaver Valley offset by improvements at Red Oak. Asia gross margin increased $29 million mainly due to positive gross margins from greenfield projects at Barka and Ras Laffan.

Competitive supply gross margin increased $3 million, or 6%, to $53 million for the third quarter of 2003 from $50 million for the third quarter of 2002.  Competitive supply gross margin as a percentage of revenues decreased to 18% for the third quarter of 2003 from 23% for the third quarter of 2002. Gross margin increased in all regions except North America. North America gross margin decreased $12 million due to lower gross margins at Deepwater and the Granite Ridge greenfield project offset by increased gross margin at our New York plants due to improved electricity prices and demand. South America gross margin increased $9 million mainly due to operational improvements at our Argentine businesses.  Less significant margin increases were experienced in Europe/Africa, the Caribbean and Asia.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $26 million to $36 million for the third quarter of 2003 compared to the same period in 2002. Selling, general and administrative costs as a percentage of revenues were 2% and 1% for the third quarters of 2003 and 2002, respectively.  The increase was primarily caused by the Company’s shift to a more centralized organizational structure.

Interest expense.   Interest expense increased $33 million, or 7%, to $504 million for the third quarter of 2003 compared to the same period in 2002. Interest expense as a percentage of revenue decreased from 25% during the third quarter of 2002 to 22% for the third quarter of 2003. Interest expense increased primarily due to the interest expense at new businesses, penalties incurred at businesses in default, and additional corporate interest costs arising from the senior debt issued within the past twelve months at higher interest rates to refinance prior obligations at lower interest rates.

Interest income.  Interest income increased $10 million, or 14%, to $82 million for the third quarter of 2003 compared to the same period in 2002. Interest income as a percentage of revenue remained constant at 4% for the third quarter of 2003 and 2002.

Other expense.  Other expense increased slightly to $29 million for the third quarter of 2003 compared to $28 million for the third quarter of 2002.  Other expense primarily consists of losses on the sale of assets and extinguishment of liabilities, write off of debt financing costs, settlement of legal disputes, and marked-to-market losses on commodity derivatives.  See Note 7 to the consolidated financial statements for a summary of other expense.

Other income.  Other income decreased $15 million to $36 million for the third quarter of 2003 compared to the same period in 2002. Other income primarily includes gains from early extinguishment of liabilities, settlement of legal disputes, and marked-to-market commodity derivatives.  See Note 7 to the consolidated financial statements for a summary of other income.

Loss on sale or write-down of investments and asset impairment expense.  Loss on sale or write-down of investments and asset impairment expense decreased $93 million to $75 million for the third quarter of 2003 compared to the same period in 2002.  This amount represents the write-off of capitalized costs associated with the Bujagali project in the third quarter of 2003 due to our termination of the project.  The Company recorded an impairment charge of $168 million on the AES Greystone project in connection with its sale during the third quarter of 2002.

Foreign currency transaction gains (losses).  The Company recognized foreign currency transaction losses of $39 million during the third quarter of 2003 compared to losses from foreign currency transactions of $243 million in the third quarter of 2002. Foreign currency transaction losses were primarily due to a 4% devaluation of the Argentina Peso from 2.75 at June 30, 2003 to 2.87 at September 30, 2003, which resulted in $15 million of foreign currency transaction losses for the three months ended September 30, 2003. Additionally, a 2% devaluation occurred in the Brazilian real from 2.87 at June 30, 2003 to 2.92 at September 30, 2003.  As a result of this devaluation, the Company recorded Brazilian foreign currency losses of $29 million for the three months ended September 30, 2003. These losses were partially offset by $12 million of foreign transaction gains recorded at EDC for the three months ended September 30, 2003.  Additionally, in the third quarter of 2003, Ede Este, a growth distribution business located in the Dominican Republic, experienced foreign currency transaction losses of $4 million, and the Company’s generation businesses in Pakistan experienced $3 million of foreign currency transaction losses.

Equity in pre-tax earnings (losses) of affiliates.  The Company recorded $12 million of equity in pre-tax earnings of affiliates during the third quarter of 2003 compared to $20 million of losses during the third quarter of 2002.  Equity in earnings of affiliates improved in 2003 due to increased earnings at our investment in the Chigen affiliates and $42 million of foreign currency transaction losses included in the 2002 amount.

Income tax expense (benefit).  Income taxes on continuing operations (including income taxes on equity in earnings) changed to an expense of $20 million for the third quarter of 2003 from a benefit of $91 million during the third quarter of 2002.  The effective tax rate changed from a tax benefit at a 31% effective rate in 2002 to tax expense at a 30% effective tax rate in 2003.

Minority interest in net income (losses) of subsidiaries.  The Company recorded $35 million of minority interest expense during the third quarter of 2003 compared to $20 million during the third quarter of 2002.  Increased minority interest expense in large utilities and contract generation were somewhat offset by decreased growth distribution and competitive supply minority interest expense.

Large utilities minority interest changed from a benefit of $17 million in the third quarter of 2002 to expense of $7 million in the third quarter of 2003. Minority interest expense increased by $22 million at Eletropaulo and CEMIG, and increased by $2 million at EDC.

Growth distribution minority interest changed to a benefit of $10 million for the third quarter of 2003 compared to expense of $5 million for the third quarter of 2002. $11 million of additional minority interest income was recorded in 2003 at Ede Este and $3 million of additional minority interest income was recorded in 2003 at our businesses in South America.

Contract generation minority interest expense increased $19 million to $31 million in the third quarter of 2003 compared to expense of $12 million in the third quarter of 2002. The change is primarily due to greater earnings shared with our minority partners in Tiete in Brazil, and sharing of earnings with our minority partners in the Barka and Ras Laffan greenfield projects that were placed into service subsequent to September 30, 2002.

Competitive supply minority interest expense decreased by $13 million to expense of $6 million in the third quarter of 2003 compared to expense of $19 million in the third quarter of 2002. The change in competitive supply minority interest is primarily due to sharing of earnings in the third quarter of 2002 at Parana.

Income (loss) from continuing operations.  Income from continuing operations improved $253 million to income of $46 million for the third quarter of 2003 from a loss of $207 million for the third quarter of 2002. The improvement was primarily due to improved gross margin, decreased losses from foreign currency transactions, and larger investment write downs and asset impairment charges in 2002.  These changes were slightly offset by greater selling, general and administrative expenses and interest expense in 2003.

Loss from operations of discontinued businesses.  During the third quarter of 2003, the Company recorded $30 million of income from operations of discontinued businesses compared to $108 million of losses during the third quarter of 2002, net of tax.

Net income (loss).  The Company recorded net income of $76 million and a net loss of $315 million for the third quarters of 2003 and 2002, respectively. Much of this change is due to income from discontinued operations in 2003, increased gross margin, lower losses from impairment charges, and favorable changes in foreign currency exchange rates.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Revenues increased $622 million, or 11%, to $6.3 billion during the nine months ended September 30, 2003 compared to $5.7 billion for the nine months ended September 30, 2002. The increase in revenues is due to new operations from greenfield projects, favorable weather conditions and improved electricity prices, particularly in North America.  These factors were offset by the effect of foreign currency devaluation.  AES is a global power company which operates in 28 countries around the world. The breakdown of AES’s revenues for the nine month periods ended September 30, 2003 and 2002, based on the business segment and geographic region in which they were earned, is set forth below.

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	% Change
	(in millions)
Large Utilities:
North America	$628	$621	1%
South America	1,322	1,304	1%
Caribbean*	437	489	(11)%
Total Large Utilities	$2,387	$2,414	(1)%

Growth Distribution:
South America	$311	$195	59%
Caribbean*	376	409	(8)%
Europe/Africa	254	210	21%
Total Growth Distribution	$941	$814	16%

Total Regulated Revenues	$3,328	$3,228	3%

*                                         Includes Venezuela and Colombia

Regulated revenues.  Regulated revenues increased $100 million, or 3%, to $3,328 million for the nine months ended September 30, 2003 compared to the same period in 2002. Generally, regulated revenues increased due to the 2002 provision for the Brazilian regulatory decision at Eletropaulo and Sul, and revenue improvements at IPALCO, Sonel, Kievoblenergo and Rivnooblenergo. These effects were partially offset by reduced revenues at EDC and at our Caribbean growth distribution businesses. Regulated revenues will continue to be impacted by temperatures that vary from normal in the state of Indiana and the metropolitan area of Sao Paulo, Brazil, as well as fluctuations in the value of Brazilian and Argentine currencies.

Large utilities revenues decreased $27 million, or 1%, to $2,387 million for the nine months ended September 30, 2003 from $2,414 million for the same period of 2002, which was comprised of a decrease at EDC partially offset by increases at IPALCO and Eletropaulo.  Revenues at EDC declined $52 million during the nine months ended September 30, 2003 due to the effect of reduced demand and foreign currency devaluation partially offset by a tariff increase received in 2003.  Economic activity at Eletropaulo increased in 2003 as demonstrated by a 14% increase in GWH sales over the same period in 2002 partly resulting from the end of rationing in February 2002.  Additionally, the increase at Eletropaulo is due to the 2002 provision for the Brazilian regulatory decision.  The Company began consolidating Eletropaulo in February 2002 when control of the business was obtained.  Revenues at IPALCO increased $7 million in 2003 as a result of greater retail and wholesale revenues and favorable weather conditions. There were 616 additional heating degree days, but 526 fewer cooling degree days during the nine months ended September 30, 2003 compared to the same period in 2002.  Retail revenues increased $1 million mostly due to a 1% increase in average price per kWh sold.  The $7 million increase in wholesale revenues was primarily due to a 35% increase in the average price per kWh sold, partially offset by a 5% decrease in the quantity of wholesale kWh sold.

Growth distribution revenues increased $127 million, or 16%, to $941 million for the nine months ended September 30, 2003 from $814 million for the same period in 2002.  Overall, segment revenues increased $116 million in South America and $44 million in Europe/Africa, and decreased $33 million in the Caribbean.  The increase in South America was primarily due to the 2002 provision of $145 million for the Brazilian regulatory decision at Sul offset by the devaluation of the Brazilian real from the first nine months of 2002 to the first nine months of 2003.  Revenues also increased at SONEL, Kievoblenergo and Rivnooblenergo in Europe/Africa, and at CLESA and CAESS in the Caribbean offset by a decrease at Ede Este.

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	% Change
	(in millions)
Contract Generation:
North America	$655	$630	4%
South America	666	647	3%
Caribbean*	355	113	214%
Europe/Africa	309	260	19%
Asia	283	233	21%
Total Contract Generation	$2,268	$1,883	20%

Competitive Supply:
North America	$417	$299	39%
South America	79	56	41%
Caribbean*	67	60	12%
Europe/Africa	100	117	(15)%
Asia	69	63	10%
Total Competitive Supply	$732	$595	23%

Total Non-Regulated Revenues	$3,000	$2,478	21%

*                                         Includes Venezuela and Colombia

Non-regulated revenues.  Non-regulated revenues increased $522 million, or 21%, to $3,000 million for the nine months ended September 30, 2003 compared to the same period in 2002. This increase was primarily the result of placing new greenfield projects into service, improved electricity prices in the U.S., and increased production offset by the effects of foreign currency devaluation.  Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity in the U.K. and the Northeastern U.S.

Contract generation revenues increased $385 million, or 20%, to $2,268 million for the nine months ended September 30, 2003 from $1,883 million for the same period in 2002, principally due to revenues from greenfield projects and revenue enhancements at other businesses.  New greenfield projects include Red Oak in North America, Puerto Rico and Andres in the Caribbean and Barka and Ras Laffan in Asia.  Among existing businesses, significant revenue improvements were made at Southland in North America, Los Mina and Merida in the Caribbean, and Tisza and Ebute in Europe/Africa.  Contract generation revenues increased in all regions.

Competitive supply revenues increased $137 million, or 23%, to $732 million for the nine months ended September 30, 2003 from $595 million for the same period of 2002. The increase in competitive supply revenues was primarily due to a $118 million revenue increase at our businesses in North America and a $23 million revenue increase at our businesses in South America.  This was partially offset by a $17 million decrease in Europe/Africa.  In North America, competitive supply revenues increased $44 million and $23 million due to the start of commercial operations at Granite Ridge and Wolf Hollow, respectively.  The remaining revenue increase in North America was due to improved electricity prices and demand in New York. In South America revenues increased $23 million due to increased production at the Argentine businesses.  Revenues decreased by $17 million in Europe/Africa due primarily to a $21 million decrease at a retail energy business that has been terminated.

Gross Margin

	Nine Months Ended September 30, 2003	% of Revenue	Nine Months Ended September 30, 2002	% of Revenue	% Change
	(in $millions)		(in $millions)
Large Utilities:
North America	$220	35%	$238	38%	(8)%
South America	189	14%	215	16%	(12)%
Caribbean*	164	38%	164	33%	—%
Total Large Utilities:	$573	24%	$617	26%	(7)%

Growth Distribution:
South America	$66	21%	$(38)	(19)%	274%
Caribbean*	9	2%	44	11%	(80)%
Europe/Africa	21	8%	23	11%	(9)%
Total Growth Distribution	$96	10%	$29	4%	231%

Total Regulated Gross Margin	$669	20%	$646	20%	4%

*              Includes Venezuela and Colombia

Regulated gross margin.  Regulated gross margin, which represents total revenues reduced by cost of sales, increased $23 million, or 4%, to $669 million for the nine months ended September 30, 2003 from $646 million compared to the same period in 2002. The increase in regulated gross margin consists of improvements at our growth distribution businesses offset by lower large utility margins.  Regulated gross margin as a percentage of revenues remained consistent at 20% for the first nine months of 2003 and 2002.

Large utilities gross margin decreased $44 million, or 7%, to $573 million for the nine months ended September 30, 2003 from $617 million for the same period in 2002.  Gross margin decreased $26 million at Eletropaulo due to increased operating costs, higher pension costs, and unfavorable foreign exchange rates.  IPALCO’s gross margin decreased $18 million in 2003 due to increased maintenance costs associated with their NOx compliance construction program and storm damage, increased fuel costs, and increased pension costs. Gross margin at EDC remained virtually unchanged from the prior year.    The large utilities gross margin as a percentage of revenues decreased to 24% for the first nine months of 2003 from 26% for the first nine months of 2002. Gross margin ratios decreased in North and South America and remained relatively flat in the Caribbean.

Growth distribution gross margin increased $67 million to $96 million for the nine months ended September 30, 2003 from $29 million for the same period in 2002. South America gross margin increased $104 million primarily due to the 2002 provision of $145 million for the Brazilian regulatory decision at Sul in Brazil offset by reductions at Sul caused by lower revenues and the effect of foreign currency devaluation.  Europe/Africa gross margin decreased $2 million mainly due to weaker gross margin at SONEL. Caribbean gross margin decreased $35 million mainly due to higher fuel costs, unfavorable foreign exchange rates, and lower revenues at Ede Este. The growth distribution gross margin as a percentage of revenues improved to 10% for the first nine months of 2003 from 4% for the first nine months of 2002.

	Nine Months Ended September 30, 2003	% of Revenue	Nine Months Ended September 30, 2002	% of Revenue	% Change
	(in millions)		(in millions)
Contract Generation:
North America	$298	45%	$313	50%	(5)%
South America	281	42%	240	37%	17%
Caribbean*	91	26%	18	16%	NM
Europe/Africa	97	31%	88	34%	10%
Asia	135	48%	115	49%	17%
Total Contract Generation	$902	40%	$774	41%	17%
Competitive Supply:
North America	$84	20%	$59	20%	42%
South America	33	42%	11	20%	200%
Caribbean*	21	32%	23	38%	(9)%
Europe/Africa	6	6%	12	10%	(50)%
Asia	17	25%	12	19%	42%
Total Competitive Supply	$161	22%	$117	20%	38%

Total Non-Regulated Gross Margin	$1,063	35%	$891	36%	19%

*                                         Includes Venezuela and Colombia

NM - Not Meaningful

Non-regulated gross margin.  Non-regulated gross margin increased $172 million, or 19%, to $1,063 million for the nine months ended September 30, 2003 from $891 million during the same period in 2002. $128 million of this increase was realized at our contract generation businesses.  Non-regulated gross margin as a percentage of revenues decreased to 35% for the nine months ended September 30, 2003 compared to 36% for the same period in 2002.

Contract generation gross margin increased $128 million, or 17%, to $902 million for the nine months ended September 30, 2003 from $774 million for the same period in 2002. The contract generation gross margin as a percentage of revenues decreased slightly to 40% for the first nine months of 2003 from 41% for the first nine months of 2002. Gross margin increased in all regions except North America.  South America gross margin increased $41 million due to improvements at Uruguaiana and Tiete in Brazil.  Caribbean gross margin increased $73 million primarily due to the commencement of commercial operations at Puerto Rico subsequent to September 30, 2002.  Europe/Africa gross margin increased $9 million due mainly to increased production at Ebute.  Asia gross margin increased $20 million mainly due to positive gross margins from greenfield projects at Barka and Ras Laffan partially offset by lower margins at our Chigen business.  North America gross margin decreased $15 million mainly due to a reduction in contracted capacity payments at Shady Point and lower margins at Beaver Valley, Ironwood and Southland.

Competitive supply gross margin increased $44 million, or 38%, to $161 million for the nine months ended September 30, 2003 from $117 million for the same period in 2002.  Competitive supply gross margin as a percentage of revenues increased to 22% for the first nine months of 2003 from 20% for the first nine months of 2002. Gross margin increased in North America, South America, and Asia, and decreased in the Caribbean and Europe/Africa. North America gross margin increased $25 million due to improved electricity prices and demand in New York offset by lower gross margins at Deepwater and the Granite Ridge greenfield project. Asia gross margin increased $5 million due to operational improvements at Altai and Maikubin.  South America gross margin increased $22 million mainly due to operational improvements at our Argentine businesses. Europe/Africa gross margin decreased $6 million mainly due to weaker margins at Borsod.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $33 million to $97 million for the nine months ended September 30, 2003 compared to the same period in 2002. Selling, general and administrative costs as a percentage of revenues were 2% and 1% for the first nine months of 2003 and 2002, respectively.  The increase was primarily caused by the Company’s shift to a more centralized organizational structure.

Interest expense.   Interest expense increased $225 million, or 17%, to $1,535 million for the nine months ended September 30, 2003 compared to the same period in 2002. Interest expense as a percentage of revenue increased from 23% during the first nine months of 2002 to 24% during the same period in 2003. Interest expense increased primarily due to the interest expense at new businesses, penalties incurred at businesses in default, and additional corporate interest costs arising from the senior debt issued within the past twelve months at higher interest rates to refinance prior obligations at lower interest rates.

Interest income.  Interest income increased $11 million to $215 million for the nine months ended September 30, 2003 compared to the same period in 2002. Interest income as a percentage of revenue decreased to 3% for the first nine months of 2003 from 4% for the first nine months of 2002.

Other expense.  Other expense increased $44 million to $79 million for the nine months ended September 30, 2003 compared to $35 million for the same period in 2002. Other expense primarily consists of losses on the sale of assets, marked-to-market losses on commodity derivatives, loss on extinguishment of liabilities, written off debt financing costs, and costs associated with the settlement of litigation.  See Note 7 to the consolidated financial statements for a summary of other expense.

Other income.  Other income increased $50 million to $162 million for the nine months ended September 30, 2003 compared to the same period in 2002. Other income primarily consists of gains on the extinguishment of liabilities, settlement of litigation, marked-to-market gains on commodity derivatives, and gains on the sale of assets.  See Note 7 to the consolidated financial statements for a summary of other income.

Loss on sale or write-down of investments and asset impairment expense.  Loss on sale or write-down of investments and asset impairment expense decreased $177 million, or 63%, to $106 million for the first nine months of 2003.  This amount includes the write-off of $22 million of capitalized costs associated with El Faro, a development project in Honduras that was terminated in the second quarter of 2003, and the write-off of $75 million of capitalized costs associated with the Bujagali project that was terminated in the third quarter of 2003.

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

Foreign currency transaction gains (losses), net.  The Company recognized foreign currency transaction gains of $114 million during the nine months ended September 30, 2003 compared to losses from foreign currency transactions of $455 million in the same period of 2002. Foreign currency transaction gains increased primarily due to a 16% appreciation in the Argentina Peso from 3.32 at December 31, 2002 to 2.87 at September 30, 2003, which resulted in $47 million of foreign currency transaction gains for the nine months ended September 30, 2003. Additionally, a 21% appreciation occurred in the Brazilian real during the first nine months of 2003. The Brazilian real improved from 3.53 at December 31, 2002 to 2.92 at September 30, 2003. As a result of the appreciation, the Company recorded Brazilian foreign currency gains of $130 million for the nine months ended September 30, 2003. These gains were partially offset by $9 million of foreign transaction losses recorded at EDC for the nine months ended September 30, 2003 due to a devaluation of the U.S. dollar compared to the Euro which is the denomination of certain of EDC’s debts, securities transactions losses to serve EDC’s dollar-denominated debt, and mark-to-market losses on foreign currency forward and swap contracts.  This impact was partially offset by gains from a 12% devaluation of the Venezuelan bolivar from 1,403 at December 31, 2002 to 1,600 at September 30, 2003.  Additionally, during the nine months ended September 30, 2003, Ede Este, a growth distribution business located in the Dominican Republic, experienced foreign currency transaction losses of $40 million and the Company’s generation businesses in Pakistan experienced $11 million of foreign currency transaction losses.

Equity in pre-tax earnings of affiliates.  Equity in pre-tax earnings of affiliates increased $22 million, or 63%, to $57 million during the nine months ended September 30, 2003 compared to the same period in 2002. Equity in earnings of affiliates increased in 2003 primarily due to the net effect of an $11 million increase in earnings at our investment in the Chigen affiliates plus $104 million of foreign currency transaction losses included in the 2002 amount, offset by $93 million of 2002 earnings at unconsolidated South American large utilities that have either been consolidated or disposed of in 2003,.

Income tax expense (benefit). Income taxes on continuing operations (including income taxes on equity in earnings) changed to an expense of $128 million for the nine months ended September 30, 2003 from a benefit of $37 million for the nine months ended September 30, 2002.  The effective tax rate changed from a tax benefit at a 15% effective rate in 2002 to a tax expense at a 34% effective tax rate in 2003.

Minority interest in net income (losses) of subsidiaries.  The Company recorded $88 million of minority interest expense during the nine months ended September 30, 2003 compared to minority interest income of $11 million during the same period of 2002.  Minority interest expense was higher in all segments during 2003 than in 2002.

Large utilities minority interest expense increased $6 million to expense of $12 million in the nine months ended September 30, 2003 from expense of $6 million for the same period of 2002. Increased minority interest expense occurred in South America and was offset by reduced expense in the Caribbean.

Growth distribution minority interest decreased from a benefit of $16 million for the nine months ended September 30, 2002 to a benefit of $1 million for the same period of 2003. The minority interest benefit at our businesses in South America decreased $24 million and was partially offset by increased minority interest benefit at our Caribbean businesses in 2003.

Contract generation minority interest expense increased $22 million to $64 million in the nine months ended September 30, 2003 compared to expense of $42 million in the nine months ended September 30, 2002. The change is primarily due to the sharing of increased earnings by the minority partners of Tiete in Brazil and sharing of earnings with our minority partners in the Barka and Ras Laffan greenfield projects that were placed into service subsequent to September 30, 2002.

Competitive supply minority interest changed by $55 million to expense of $12 million in the nine months ended September 30, 2003 compared to a benefit of $43 million in the same period of 2002. The change in competitive supply minority interest is primarily due to sharing of losses during the first nine months of 2002 at Parana.

Income (loss) from continuing operations.  Income (loss) from continuing operations changed from a loss of $211 million for the nine months ended September 30, 2002 to income of $247 for the same period in 2003.  The change was primarily due to improved gross margin, favorable foreign exchange effects, and lower asset write-down and impairment charges during the first nine months of 2003.  These changes were slightly offset by greater interest expense, greater income tax expense, and increased minority interest expense.

Loss from operations of discontinued businesses.  During the nine months ended September 30, 2003 and 2002, the Company recorded losses from operations of discontinued businesses of $204 million and $186 million, net of tax, respectively.

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

During the quarter ended March 31, 2003, the Company reached an agreement to sell 100% of its ownership interest in both AES Haripur Private Ltd. and AES Meghnaghat Ltd., which are generation businesses in Bangladesh.  Additionally, during the first quarter of 2003, the Companycommitted to a plan to sell its ownership in AES Barry.  Accordingly, these businesses were classified as discontinued in the first quarter of 2003.  During the quarter ended March 31, 2002, the Company wrote-off its investment in Fifoots after the plant was placed in administrative receivership.

Accounting change.  Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The adoption of SFAS No. 143 resulted in a cumulative reduction to income of $2 million, net of income tax effects, during the nine months ended September 30, 2003.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 resulted in a cumulative reduction to income of $473 million, net of income tax effects, during the nine months ended September 30, 2002.

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

Net income (loss).  The Company recorded net income of $41 million and a net loss of $743 million for the nine months ended September 30, 2003 and 2002, respectively.  The improvement in 2003 was due to higher gross margin, favorable foreign currency exchange effects, lower asset write-down and impairment charges, and the cumulative effect of the accounting change in 2002.  This effect was offset by higher interest expense, greater income tax expense and increased minority interest expense in 2003.

FINANCIAL POSITION, CASH FLOWS AND FOREIGN CURRENCY EXCHANGE RATES

Non-recourse project financing

General

AES is a holding company that conducts all of its operations through subsidiaries. AES has, to the extent practicable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire its electric power plants, distribution companies and related assets. Non-recourse borrowings are substantially non-recourse to other subsidiaries and affiliates and to AES as the parent company, and are generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At September 30, 2003, AES had $5.3 billion of recourse debt and $14.3 billion of non-recourse debt outstanding.

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

At September 30, 2003, the Company had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $557 million (excluding those collateralized by letter-of-credit obligations discussed below). The Company is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by AES as distributions from its project subsidiaries. These amounts aggregated $25 million as of September 30, 2003. In addition, the Company has commitments to fund its equity in projects currently under development or in construction. At September 30, 2003, such commitments to invest amounted to approximately $21 million (excluding those collateralized by letter-of-credit obligations).

At September 30, 2003, the Company had $96 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter-of-credit fee ranging from 0.50% to 5.00% per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at September 30, 2003.

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

As reported in our Current Report on Form 8-K filed June 13, 2003, Eletropaulo in Brazil and Edelap, Eden/Edes, Parana and TermoAndes, all in Argentina, are still in default. In addition, during the first quarter of 2003, CEMIG and Sul in Brazil each went into default on its outstanding debt. Furthermore, as a result of delays encountered in completing construction of the project, AES Wolf Hollow failed to convert its construction loan to a term loan prior to the construction loan’s maturity date of June 20, 2003.  AES Wolf Hollow believes that these delays have been caused by the failure of third parties to perform their contractual obligations, and it is pursuing its legal claim against such third parties.  The failure to convert the loan has resulted in a default under AES Wolf Hollow’s credit facility, and discussions with the project lender relating to its potential exercise of remedies and/or potential restructurings are ongoing.  There can be no assurances that the project lender will not seek to exercise its remedies in connection with the continuing default under AES Wolf Hollow’s credit facilities.  The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $2.2 billion at September 30, 2003.

On September 8, 2003, AES entered into a memorandum of understanding with the National Development Bank of Brazil (“BNDES”) to restructure the outstanding loans owed to BNDES by several of AES' Brazilian subsidiaries. The restructuring will include the creation of a new company that will hold AES' interests in Eletropaulo, Uruguaiana and Tiete. Sul may be contributed upon the successful completion of its financial restructuring. AES will own 50.1%, and BNDES will own 49.9%, of the new company. Under the terms of the agreement, 50% of the currently outstanding BNDES debt of $1.2 billion will be converted into 49.9% of the new company. The remaining outstanding balance of $515 million (which remains non-recourse to AES) will be payable over a period of 10 to 12 years. AES and its subsidiaries will also contribute $85 million as part of the restructuring, of which $60 million will be contributed at closing and $25 million will be contributed one year after closing.

Closing of the transaction is subject to the negotiation and execution of definitive documentation, certain lender and regulatory approvals and valuation diligence to be conducted by BNDES.

Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in Sul, are facing near-term debt payment obligations that must be extended, restructured, refinanced or paid. Sul had outstanding debentures of approximately $77 million (including accrued interest) at the September 30, 2003 exchange rate that were restructured on December 1, 2002. The restructured debentures have a partial interest payment due in December 2003 and principal payments due in 12 equal monthly installments commencing on December 1, 2003.  Additionally, Sul has an outstanding working capital loan of approximately $10 million (including accrued interest) which is to be repaid in 12 monthly installments commencing on January 30, 2004.  Furthermore, on January 20, 2003, Sul and AES Cayman Guaiba signed a letter agreement with the agent for the banks under the $300 million AES Cayman Guaiba syndicated loan for the restructuring of the loan.  A $30 million principal payment due on January 24, 2003 under the syndicated loan was waived by the lenders through April 24, 2003 and has not been paid. While the lenders have not agreed to extend any additional waivers, they have not exercised their rights under the $50 million AES parent guarantee.  There can be no assurance, however, that an additional waiver or a restructuring of this loan will be completed.

None of the AES subsidiaries in default on their non-recourse project financings at September 30, 2003 are material subsidiaries as defined in the parent’s indebtedness agreements, and therefore, none of these defaults can cause a cross-default or cross-acceleration under the parent’s revolving credit agreement or other outstanding indebtedness referred to in our Current Report on Form 8-K dated June 13, 2003, nor are they expected to otherwise have a material adverse effect on the Company’s results of operations or financial condition.

Consolidated cash flow

At September 30, 2003, cash and cash equivalents totaled $1.5 billion compared to $797 million at December 31, 2002. The $680 million increase resulted from the $1.1 billion provided by operating activities offset by the $426 million used in investing activities and the $74 million used in financing activities. The net cash used in financing activities was primarily the net result of $335 million received from the sale of common stock in June 2003 plus approximately $4.1 billion received from the issuance of non-recourse debt and other securities offset by outflows of approximately $4.2 billion for repayment of non-recourse debt and other coupon bearing securities, and outflows of $228 million for repayments of revolving credit facilities during the nine months ended September 30, 2003. At September 30, 2003, the Company had a consolidated net working capital deficit of ($2.6) billion compared to ($2.2) billion at December 31, 2002. Included in net working capital at September 30, 2003 is approximately $4.3 billion from the current portion of long-term debt. The Company expects to refinance a significant amount of the current portion of long-term non-recourse debt.  There can be no guarantee that these refinancings can be completed or will have terms as favorable as those currently in existence. There are some subsidiaries that issue short-term debt and commercial paper in the normal course of business and continually refinance these obligations. The decrease in working capital is mainly due to the increased current liabilities of discontinued operations and businesses held for sale.

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

The parent company’s principal sources of liquidity are:

•                                          Dividends and other distributions from its subsidiaries, including refinancing proceeds

•                                          Proceeds from debt and equity financings at the parent company level, including borrowings under its revolving credit facility

•                                          Proceeds from asset sales

•                                          Consulting and management fees

•                                          Tax sharing payments, and

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

At September 30, 2003, parent and qualified holding company liquidity was $735 million.  Of this amount, cash at the parent company was $528 million, availability under the revolving credit facility was $172 million and cash at qualified holding companies was $35 million.  The cash held at qualifying holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S.  Such subsidiaries had no contractual restrictions on their ability to send cash to AES. AES believes that parent and qualified holding company liquidity is an important measure of liquidity for the Company because of the non-recourse nature of most of the Company’s indebtedness. Letters of credit outstanding at September 30, 2003 under the $250 million senior secured revolving credit facility amounted to $77 million. Letters of credit outstanding outside the $250 million senior secured revolving credit facility amounted to $19 million.

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

In addition, certain of the Company’s foreign subsidiaries have entered into obligations in currencies other than their own functional currencies or the U.S. dollar. These subsidiaries have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in the foreign exchange rates. Certain foreign affiliates and subsidiaries operate in countries where the local inflation rates are greater than U.S. inflation rates. In such cases, the foreign currency tends to devalue relative to the U.S. dollar over time.  The Company’s subsidiaries and affiliates have entered into revenue contracts which attempt to adjust for these differences; however, there can be no assurance that such adjustments will compensate for the full effect of currency devaluation, if any. The Company had approximately $3.6 billion in cumulative foreign currency translation adjustment losses at September 30, 2003 reported in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company believes that there have been no material changes in its exposure to market risks during the third quarter of 2003 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15 (e)) as of the end of the period ended September 30, 2003, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of the Securities and Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective as of that date to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of litigation and other proceedings in Part I, Note 9 to the consolidated financial statements which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

In September 2003 the Company issued an aggregate of 2,670,912 shares of its common stock in exchange for $20,000,000 aggregate principal amount of the Company’s outstanding senior subordinated notes.  The shares were issued without registration in reliance upon Section 3(a)(9) under the Securities Act of 1933.

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

Mr. Roger Sant and Mr. Robert Hemphill have adopted trading plans pursuant to Rule 10b5-1.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

3.1*

Sixth Amended and Restated Certificate of Incorporation of The AES Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 filed on May 15, 2001).

3.2*	By-Laws of The AES Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 26, 2003).
10.1*

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

10.2*	First Supplemental Indenture dated as of July 29, 2003 to Senior Indenture dated as of December 13, 2002,

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

* - previously filed

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003.  Information regarding the items reported on is as follows:

Date	Item Reported On

July 2, 2003

Item 5 – Disclosure relating to the status of discussion on the restructuring proposal for the Registrant’s subsidiary, AES Drax Holdings Limited, including the Form 6-K relating to the same matter filed by AES Drax Holdings Limited.

July 30, 2003	Item 12 – Disclosure of the Company’s second-quarter earnings.
August 7, 2003

Item 9 – Disclosure relating to the Company’s withdrawal of support for Drax restructuring including the Form 6-K relating to the same matter filed by the Company’s subsidiary, AES Drax Holdings Limited.

August 15, 2003	Item 5 – Disclosure of certain recent developments at the Company’s subsidiaries, Eletropaulo, AES Sul and AES Cayman Guaiba.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION
(Registrant)

/s/ Barry J. Sharp
Date: November 13, 2003	By:	Name: Barry J. Sharp
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page
31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act
32.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act