Form 10-Q
period 2004-03-31
AES CORPORATION
filed 2004-05-10
CIK 874761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at April 30, 2004, was 637,168,134.

THE AES CORPORATION

FIRST QUARTER 2004 FORM 10-Q

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003 (As restated (1))
	(in millions)
Revenues
Regulated	$1,146	$966
Non-regulated	1,111	945
Total revenues	2,257	1,911
Cost of sales
Regulated	(889)	(751)
Non-regulated	(688)	(586)
Total cost of sales	(1,577)	(1,337)
Corporate and business development expenses	(48)	(29)
Interest expense	(493)	(500)
Interest income	69	69
Other expense	(25)	(27)
Other income	11	20
Loss on sale of investments	(1)	—
Foreign currency transaction (losses) gains on net debt	(8)	82
Equity in earnings of affiliates	16	24
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	201	213
Income tax expense	64	51
Minority interest in net income of subsidiaries	63	31
INCOME FROM CONTINUING OPERATIONS	74	131
Loss from operations of discontinued businesses (net of income taxes of $2 and $(4), respectively)	(26)	(36)
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	48	95
Cumulative effect of accounting change (net of income taxes of $0 and $1, respectively)	—	(2)
Net income	$48	$93
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.12	$0.23
Discontinued operations	(0.04)	(0.07)
Cumulative effect of accounting change	—	—
BASIC EARNINGS PER SHARE	$0.08	$0.16
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.12	$0.23
Discontinued operations	(0.04)	(0.06)
Cumulative effect of accounting change	—	—
DILUTED EARNINGS PER SHARE	$0.08	$0.17

(1) The quarterly information is presented based on discontinued operations classifications as of March 31, 2004.  Results of operations for periods prior to the first quarter of 2004 for components that were either disposed of or held for sale and treated as discontinued operations have been reclassified into discontinued operations.

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

(Unaudited)

	March 31, 2004	December 31, 2003
	($ in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,120	$1,737
Restricted cash	725	288
Short-term investments	201	189
Accounts receivable, net of reserves of $275 and $291, respectively	1,204	1,211
Inventory	357	376
Receivable from affiliates	3	3
Deferred income taxes — current	150	136
Prepaid expenses	103	64
Other current assets	695	677
Current assets of discontinued operations and businesses held for sale	223	205
Total current assets	4,781	4,886
Property, Plant and Equipment:
Land	739	733
Electric generation and distribution assets	21,051	21,087
Accumulated depreciation and amortization	(4,745)	(4,593)
Construction in progress	1,389	1,278
Property, plant and equipment — net	18,434	18,505
Other Assets:
Deferred financing costs — net	455	430
Investments in and advances to affiliates	665	648
Debt service reserves and other deposits	539	534
Goodwill — net	1,381	1,378
Deferred income taxes — noncurrent	788	781
Long-term assets of discontinued operations and businesses held for sale	746	750
Other assets	1,945	1,992
Total other assets	6,519	6,513
Total assets	$29,734	$29,904

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

(Unaudited)

	March 31, 2004	December 31, 2003
	($ in millions, except per share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,127	$1,122
Accrued interest	366	561
Accrued and other liabilities	1,315	1,259
Current liabilities of discontinued operations and businesses held for sale	728	699
Recourse debt—current portion	1	77
Non-recourse debt—current portion	2,412	2,769
Total current liabilities	5,949	6,487
Long-Term Liabilities:
Non-recourse debt	10,743	10,930
Recourse debt	5,587	5,862
Deferred income taxes	1,048	1,051
Pension liabilities	924	947
Long-term liabilities of discontinued operations and businesses held for sale	91	94
Other long-term liabilities	3,150	3,083
Total long-term liabilities	21,543	21,967

Minority interest (including discontinued operations of $12 and $12, respectively)	1,165	805

Stockholders’ Equity:
Preferred stock- 50 million shares authorized; none issued	—	—
Common stock - $.01 par value - 1,200 million shares authorized for 2004 and 2003, 633 million issued and outstanding in 2004, 626 million issued and outstanding in 2003	6	6
Additional paid-in capital	5,363	5,737
Accumulated deficit	(1,055)	(1,103)
Accumulated other comprehensive loss	(3,237)	(3,995)
Total stockholders’ equity	1,077	645
Total liabilities & stockholders’ equity	$29,734	$29,904

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
	($ in millions)
Cash flows from operating activities:
Net income	$48	$93

Adjustments to reconcile net income:
Depreciation and amortization – continuing and discontinued operations	200	184
Cumulative effect of change in accounting principle	—	3
Other	226	(54)
Change in operating assets and liabilities	(72)	220
Net cash provided by operating activities	402	446

Cash flows from investing activities:
Property additions	(190)	(265)
Net Proceeds from sales of interests in subsidiaries and assets	27	585
Purchase of short-term investments, net	(21)	(32)
Affiliate advances and equity investments	9	—
Increase in restricted cash	(435)	(85)
Debt service reserves and other long term deposits	(4)	(13)
Other	(2)	(4)
Net cash (used in) provided by investing activities	(616)	186

Cash flows from financing activities:
Borrowings under the revolving credit facilities, net	—	8
Issuance of debt and other coupon bearing securities	1,133	269
Repayments of debt and other coupon bearing securities	(1,473)	(493)
Payments for deferred financing costs	(40)	(15)
Distributions to minority interests, net	(8)	6
Issuance of common stock, net	2	—
Other	(1)	—
Net cash used in financing activities	(387)	(225)
Effect of exchange rate changes on cash	(15)	(1)
Total (decrease) increase in cash and cash equivalents	(616)	406
Decrease in cash and cash equivalents of discontinued operations and businesses held for sale	(1)	(18)
Cash and cash equivalents, beginning	1,737	792
Cash and cash equivalents, ending	$1,120	$1,180

Supplemental disclosures:
Cash payments for interest — net of amounts capitalized	$373	$381
Cash payments for income taxes — net of refunds	45	23

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for debt retirement	51	23
Brasiliana Energia debt exchange	779	—

See Notes to Consolidated Financial Statements.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

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

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2004 and 2003, respectively, are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full year. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the 2003 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to prior-period amounts to conform to the 2004 presentation.

2.             EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Income from continuing operations, weighted average shares and related earnings per share (“EPS”) are shown below (in millions, except earnings per share amounts).

	Three Months Ended March 31,
	2004			2003
	Income from continuing operations	Weighted Average Shares	EPS	Income from continuing operations	Weighted Average Shares	EPS
Basic earnings per share:
Income from continuing operations	$74	627	$0.12	$131	561	$0.23
Effect of assumed conversion of dilutive securities:
Options	—	6	—	—	—	—
Debt securities	—	—	—	1	6	—
Diluted earnings per share:	$74	633	$0.12	$132	567	$0.23

There were approximately 26,790,091 and 32,074,505 options outstanding at March 31, 2004 and 2003, respectively, which were capitalized omitted from the earnings per share calculation because they were anti-dilutive.  All term convertible preferred securities (“TECONS”) and convertible debt were also omitted from the earnings per share calculation at March 31, 2004, because they were anti-dilutive.

3.             DISCONTINUED OPERATIONS

In September 2003, AES reached an agreement to sell 100% of its ownership interest in AES Whitefield, a generation business located in the United States. At December 31, 2003, this business was classified as held for sale in accordance with SFAS No. 144. This transaction was completed on March 9, 2004 for nominal consideration. AES Whitefield was previously reported in the competitive supply segment.

In December 2002, AES classified its investment in Mountainview Power Company, a generation business located in the U.S., as held for sale. In the fourth quarter of 2002, the Company recorded a pre-tax impairment charge of $415 million ($270 million after-tax) to reduce the carrying value of Mountainview’s assets to estimated realizable value in accordance with SFAS No. 144. The determination of the realizable value was based on available market information obtained through discussions with potential buyers. In January 2003, the Company entered into an agreement to sell Mountainview for $30 million with another $20 million payment contingent on the achievement of project specific milestones. The transaction closed in March 2003 and resulted in a gain on sale of approximately $4 million after tax. In March 2004 the contingencies were resolved and the final payment of $20 million was received and recognized as a gain. Mountainview was previously reported in the competitive supply segment.

All of the business components discussed above are classified as discontinued operations in the accompanying consolidated statements of operations.  Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date.

Information for business components included in discontinued operations is as follows (in millions):

	For the Period Ended March 31,
	2004	2003
Revenues	$130	$474

Loss from operations before disposal and impairment writedown (before taxes)	(41)	(58)

Gain on disposal, net of impairment writedowns (before taxes)	17	18

Loss from operations (before taxes)	$(24)	$(40)

Income Tax Expense/(Benefit)	2	(4)

Loss income from operations (after taxes)	$(26)	$(36)

The assets and liabilities associated with the discontinued operations and assets held for sale are segregated on the consolidated balance sheets at March 31, 2004 and December 31, 2003. The carrying amount of major asset and liability classifications for businesses recorded as discontinued operations and held for sale are as follows:

	March 31, 2004	December 31, 2003
	(in millions)
ASSETS:
Cash	$36	$45
Short-term investments	—	—
Accounts receivable, net	129	88
Inventory	19	20
Property, plant and equipment	611	614
Other assets	174	188
Total assets	$969	$955

LIABILITIES:
Accounts payable	$88	$76
Current portion of long-term debt	582	580
Long-term debt	52	56
Other liabilities	97	81
Total liabilities	$819	$793

4.             INVESTMENTS IN AND ADVANCES TO AFFILIATES

The following tables present summarized comparative financial information (in millions) for the Company’s investments accounted for using the equity method.

	Three Months Ended March 31,
	2004	2003
Revenues	$736	$578
Operating income	59	174
Net income	96	66

	March 31, 2004	December 31, 2003
Current assets	$1,329	$1,191
Noncurrent assets	6,787	7,016
Current liabilities	1,464	1,325
Long-term liabilities	3,229	3,386
Stockholders’ equity	3,423	3,496

Relevant equity ownership percentages for our investments are presented below:

Affiliate	Country	March 31, 2004	December 31, 2003
CEMIG	Brazil	21.62%	21.62%
Chigen affiliates	China	30.00	30.00
EDC affiliates	Venezuela	45.00	45.00
Elsta	Netherlands	50.00	50.00
Gener affiliates	Chile	50.00	50.00
Itabo	Dominican Republic	25.00	25.00
Kingston Cogen Ltd	Canada	50.00	50.00
OPGC	India	49.00	49.00

5.             OTHER INCOME (EXPENSE)

The components of other income are summarized as follows (in millions):

	Three months ended
	March 31, 2004	March 31, 2003
Gain on extinguishment of debt	$—	$15
Gain on sale of assets	6	—
Other non-operating income	5	5
Total other income	$11	$20

The components of other (expense) are summarized as follows (in millions):

	Three months ended
	March 31, 2004	March 31, 2003
Loss on sale of assets	$—	$(9)
Marked-to-market loss on commodity derivatives	(3)	(15)
Loss on extinguishment of debt	(15)	—
Other non-operating expenses	(7)	(3)
Total other expense	$(25)	$(27)

6.             CONTINGENCIES

ENVIRONMENTAL—It is the Company’s policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $27 million as of March 31, 2004 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of March 31, 2004. There can be no assurance that activities at these or any other facilities identified in the future may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.  See Note 12 “Contingencies — Environmental” in the Company’s financial statements included in its Annual Report filed on Form 10-K for the year ended December 31, 2003 for a more complete discussion of our environmental contingencies.

LITIGATION— In September 1999, a judge in the Brazilian appellate state court of Minas Gerais granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric Brasil Participacoes, Ltda. (“SEB”) and the state of Minas Gerais concerning CEMIG. AES’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (the “Special Rights”). The temporary injunction was granted pending determination by the lower state court of whether the shareholders’ agreement could grant SEB the Special Rights. In October 1999, the full state appellate court upheld the temporary injunction. In March 2000, the lower state court in Minas Gerais ruled on the merits of the case, holding that the shareholders’ agreement was invalid where it purported to grant SEB the Special Rights. In August 2001, the state appellate court denied an appeal of the merits decision, and extended the injunction. In October 2001, SEB filed two appeals against the decision on the merits of the state appellate court, one to the Federal Superior Court and the other to the Supreme Court of Justice. The state appellate court denied access of these two appeals to the higher courts, and in August 2002, SEB filed two interlocutory appeals against such decision, one directed to the Federal Superior Court and the other to the Supreme Court of Justice. These appeals continue to be pending. SEB intends to vigorously pursue by all legal means a restoration of the value of its investment in CEMIG; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit the SEB’s influence on the daily operation of CEMIG.

In November 2000, the Company was named in a purported class action suit along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case back to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which asserted the claims asserted in the earlier action and names AES, AES Redondo Beach, L.L.C., AES Alamitos, L.L.C., and AES Huntington Beach, L.L.C. as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the United States District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002. Certain defendants have appealed that decision to the United States Court of Appeals for the Ninth Circuit. That appeal is pending before the Ninth Circuit. The Company believes that it has meritorious defenses to any actions asserted against us and expect that we will defend ourselves vigorously against the allegations.

In addition, the crisis in the California wholesale power markets has directly or indirectly resulted in several administrative and legal actions involving the Company’s businesses in California. Each of the Company’s businesses in California (AES Placerita and AES Southland, which is comprised of AES Redondo Beach, AES Alamitos, and AES Huntington Beach) have received subpoenas and/or requests for information in connection with overlapping state investigations by the California Attorney General’s Office, the Market Oversight and Monitoring Committee of the California Independent System Operator (“ISO”), the California Public Utility Commission and a subcommittee of the California Senate. These businesses have cooperated with the investigation and responded to multiple requests for the production of documents and data surrounding the operation and bidding behavior of the plants.

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

In a separate investigation that spun out of the initial California investigation, the FERC Staff is investigating physical withholding by generators. AES Southland and AES Placerita have received data requests from the FERC Staff, have responded to those data requests and have cooperated fully with the investigation. The physical withholding investigation is ongoing.

The FERC also initiated an investigation into economic withholding. AES Placerita has received data requests from the FERC Staff, has responded to those data requests, and has cooperated fully with the investigation. The economic withholding investigation is ongoing.

In November 2002, the Company was served with a grand jury subpoena issued on application of the United States Attorney for the Northern District of California. The subpoena sought, inter alia, certain categories of documents related to the generation and sale of electricity in California from January 1998 to the date of the subpoena. The Company cooperated in providing documents in response to the subpoena.

In July 2001, a petition was filed against CESCO, an affiliate of the Company by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO has defaulted on its obligations as a government licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of a government regulator to manage CESCO. Gridco, a state owned entity, is the sole energy wholesaler to CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. By its order of August 2001, the OERC held that the Company and other CESCO shareholders were not proper parties to the OERC proceeding and terminated the proceedings against the Company and other CESCO shareholders. Subsequently, OERC issued notices regarding the OERC proceedings to the Company and the other CESCO shareholders. The Company has advised OERC that the Company was not a party. In October 2003, OERC again forwarded a notice to the Company advising of a hearing in the OERC matter scheduled for November 2003. The Company, in November 2003, again advised the OERC that the Company is not subject to the OERC proceedings. Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company’s investment in CESCO obligates the Company to provide additional financial support to cover CESCO’s financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder’s Agreement (“SHA”), between Gridco, the Company, AES ODPL, and Jyoti Structures. The notice to arbitrate failed to detail the disputes under the SHA for which the Arbitration had been initiated. After both parties had appointed arbitrators, and those two arbitrators appointed the third neutral arbitrator, Gridco filed a motion with the India Supreme Court seeking the removal of AES’s arbitrator and the neutral chairman arbitrator. In the fall of 2002, the Supreme Court rejected Gridco’s motion to remove the arbitrators. Gridco has dropped the challenge of the appointment of neutral chairman arbitrator; however, it retained the challenge of removal of AES’s arbitrator. Although that motion remains pending, the parties have filed their respective statement of claims, counter claims and defenses. On or about July 26, 2003, Gridco filed a motion in the District Court of Bhubaneshwar, India, seeking a stay of the arbitration and requesting that the District Court terminate the mandate of the neutral chairman arbitrator. The District Court gave a stay order, and the case was scheduled to be heard in mid-November 2003. Thereafter,  a further stay of the arbitration proceedings was not granted. Arbitration proceedings have been tentatively scheduled for July 2004. The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

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

In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock issued pursuant to a registration statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the registration statement concerning certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of AES stock, as well as AES’s allegedly unhedged operations in the United Kingdom and the alleged effect of the New Electrical Trading Agreements (“NETA”) on AES’s United Kingdom operations. In October 2002, the defendants moved to consolidate these three actions with the IPALCO securities lawsuit referred to immediately below. On November 5, 2002, the Court appointed lead plaintiffs and lead and local counsel. On March 19, 2003, the Court entered an order on defendants’ motion to consolidate, in which the Court deferred its ruling on defendants’ motion and referred the actions to a magistrate judge for pre-trial supervision. On April 14, 2003, lead plaintiffs filed an amended complaint, which adds former IPALCO directors and officers John R. Hodowal, Ramon L. Humke and John R. Brehm as defendants and, in addition to the purported claims in the original complaint, purports to allege against the newly added defendants violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder. The amended complaint also purports to add a claim based on alleged misstatements or omissions concerning an alleged breach by AES of alleged obligations AES owed to Williams Energy Services Co. under an agreement between the two companies in connection with the California energy market. By order dated August 25, 2003, the court consolidated these three actions with a purported class action captioned Cole et al. v. IPALCO Enterprises, Inc. et al, 1:02-cv-01470-DFH-TAB (the “Cole Action”), which is discussed immediately below. On September 26, 2003, defendants filed a motion to dismiss the amended complaint. The motion to dismiss is pending with the court. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend these lawsuits vigorously.

In September 2002, IPALCO and certain of its former officers and directors were named as defendants in the Cole Action in the United States District Court for the Southern District of Indiana. The Cole Action purports to be filed on behalf of the class of all persons who exchanged shares of IPALCO common stock for shares of AES common stock pursuant to the registration statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11 of the Securities Act of 1933 and Sections 10(a), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 promulgated thereunder based on statements in or omissions from the registration statement covering certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of the price of AES stock; and AES’s allegedly unhedged operations in the United Kingdom. By order dated August 25, 2003, the court consolidated this action with three previously filed actions, discussed immediately above. IPALCO and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

In October 2002, the Company, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Virginia. Between October 29, 2002 and December 11, 2002, seven virtually identical lawsuits were filed against the same defendants in the same court. The lawsuits purport to be filed on behalf of a class of all persons who purchased the Company’s common stock and certain of its bonds between April 26, 2001 and February 14, 2002. The complaints purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder based on statements or omissions concerning the Company’s United Kingdom operations and the alleged effect of the NETA on those operations. On December 4, 2002 defendants moved to transfer the actions to the United States District Court for the Southern District of Indiana. By stipulation dated December 9, 2002, the parties agreed to consolidate these actions into one action. On December 12, 2002 the Court entered an order consolidating the cases under the caption In re AES Corporation Securities Litigation, Master File No. 02-CV-1485. On January 16, 2003, the Court granted defendants’ motion to transfer the consolidated action to the United States District Court for the Southern District of Indiana. On September 26, 2003, plaintiffs filed a consolidated amended class action complaint on behalf of a purported class of all persons who purchased the Company’s common stock and certain of its bonds between July 27, 2000 and November 8, 2002. The consolidated amended class action complaint, in addition to asserting the same claims asserted in the original complaints, also purports to allege that AES and the individual defendants failed to disclose information concerning AES’s role in purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Defendants filed a motion to dismiss on November 17, 2003. The motion to dismiss is pending with the court. The Company and the individuals believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

On December 11, 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Virginia captioned AFI LP and Naomi Tessler v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 02-CV-1811 (the “AFI Action”). The lawsuit purports to be filed on behalf of a class of all persons who purchased AES securities between July 27, 2000 and September 17, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 14, 2003, the Court ordered that the action be transferred to the United States District Court for the Southern District of Indiana. By Order dated August 25, 2003, the Southern District of Indiana consolidated this action with another action captioned Stanley L. Moskal and Barbara A. Moskal v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 1:03-CV-0284 (the “Moskal Action”), discussed immediately below. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

On February 26, 2003, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in the Moskal Action, a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana captioned Stanley L. Moskal and Barbara A. Moskal v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 1:03-CV-0284. The lawsuit purports to be filed on behalf of a class of all persons who engaged in “option transactions” concerning AES securities between July 27, 2000 and November 8, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. By Order dated August 25, 2003, the Southern District of Indiana consolidated this action with the AFI Action, discussed immediately above. On September 26, 2003, plaintiffs filed an amended class action complaint. Defendants filed a motion to dismiss on November 17, 2003. The motion to dismiss is pending. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

Beginning in September 2002, El Salvador tax and commercial authorities initiated investigations involving four of the Company’s subsidiaries in El Salvador, Compañia de Luz Electrica de Santa Ana S.A. de C.V. (“CLESA”), Compañía de Alumbrado Electrico de San Salvador, S.A. de C.V. (“CAESS”), Empresa Electrica del Oriente, S.A. de C.V. (“EEO”), and Distribuidora Electrica de Usultan S.A. de C.V. (“DEUSEM”), in relation to two international loan transactions closed in June 2000 and December 2001, respectively. The authorities have issued document requests and the Company and its subsidiaries are cooperating fully in the investigations. As of March 18, 2003, certain of these investigations have been successfully concluded, with no fines or penalties imposed on the Company’s subsidiaries. As of February 2004, all investigations of CAESS, EEO and DEUSEM have been concluded with no penalties imposed. The tax authorities’ and attorney general’s investigations for CLESA are pending conclusion.

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

In November 2002, a lawsuit was filed against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P.

(“AESF”), two of our indirect subsidiaries, in the District Court of Hood County, Texas by Stone & Webster, Inc. (“S&W”). S&W contracted to complete the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction. S&W has since amended its complaint three times and joined additional parties, in addition to the claims already mentioned, the current claims by S&W include claims for breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. In January 2004, the Company filed a counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). In February 2004, Shaw filed an answer to the complaint. The Company and subsidiaries believe that each have meritorious defenses to the claims asserted by S&W, and intend to defend the lawsuit vigorously. Trial in this matter is set for March 7, 2005.

In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil (“MPF”) notified Eletropaulo that it had commenced an inquiry related to the BNDES financings provided to AES Elpa and AES Transgas and the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo and the quality of service provided by Eletropaulo to its customers and requested various documents from Eletropaulo relating to these matters. In October 2003 this inquiry was sent to the MPF for continuing investigation. Also in March 2003, the Commission for Public Works and Services of the Sao Paulo Congress requested Eletropaulo to appear at a hearing concerning the default by AES Elpa and AES Transgas on the BNDES financings and the quality of service rendered by Eletropaulo. This hearing was postponed indefinitely. In addition, in April 2003, the office of the MPF notified Eletropaulo that it is conducting an inquiry into possible errors related to the collection by Eletropaulo of customers’ unpaid past-due debt and requesting the company to justify its procedures. In December 2003, ANEEL answered, as requested by the MPF, that the issue regarding the past-due debts are to be included in the analysis to the revision of the “General Conditions for the Electric Energy Supply”, which will be performed during 2004.

In May 2003, there were press reports of allegations that in April 1998 Light Serviços de Eletricidade S.A. (“Light”) colluded with Enron in connection with the auction of Eletropaulo. Enron and Light were among three potential bidders for Eletropaulo. At the time of the transaction in 1998, AES owned less than 15% of the stock of Light and shared representation in Light’s management and Board with three other shareholders. In June 2003, the Secretariat of Economic Law for the Brazilian Department of Economic Protection and Defense (“SDE”) issued a notice of preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to certain allegations arising out of the privatization of Eletropaulo. On August 1, 2003, AES Elpa responded on behalf of AES-affiliated companies and denied knowledge of these allegations. The SDE began a follow-up administrative proceeding as reported in a notice published on October 31, 2003. In response to the Secretary of Economic Law’s official letters requesting explanations on such accusation, AES Eletropaulo filed its defense on January 19, 2004. Since then, defendants’ responses are being reviewed by the Secretariat of Economica Law.

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

Commencing on May 2, 2003, the Indiana Securities Commissioner of Indiana’s Office of the Secretary of

State, Securities Division, pursuant to Indiana Code 23-2-1, served subpoenas on 30 former officers and directors of IPALCO Enterprises, Inc. (“IPALCO”), AES, and others, requesting the production of documents in connection with the March 27, 2001 share exchange between the Company and IPALCO pursuant to which stockholders exchanged shares of IPALCO common stock for shares of the Company’s common stock and IPALCO became a wholly-owned subsidiary of the Company. IPALCO and the Company have produced documents pursuant to the subpoenas served on them. In addition, the Indiana Securities Commissioner’s office has taken testimony from various individuals. On January 27, 2004, Indiana’s Secretary of State issued a statement which provided that the investigative staff had determined that there did not appear to be a justifiable reason to focus further specific attention upon six non-employee former members of IPALCO’s board of directors. The investigation otherwise remains pending. In addition, although the press release characterized the investigation as criminal, the Company and IPALCO do not believe that the Indiana Securities Commissioner has criminal jurisdiction, and the Company and IPALCO are unaware at this time of any participation by any government office or agency with such criminal jurisdiction.

AES Florestal, Ltda., (“Florestal”) a wholly-owned subsidiary of AES Sul, is a wooden electric utility poles factory located in Triunfo, in the state of Rio Grande do Sul, Brazil. In October 1997 AES Sul acquired Florestal as part of the original privatization transaction by the Government of the State of Rio Grande do Sul, Brazil, that created AES Sul. From 1997 to the present, the chemical compound chromated copper arsenate has been used by Florestal to chemically treat the poles under an operating license issued by the Brazilian government. Prior to the acquisition of Florestal by AES Sul, another chemical, creosote, was used to treat the poles. After acquiring Florestal, AES Sul discovered approximately 200 barrels of solid creosote waste on the Florestal property. In 2002 a civil inquiry (Civil Inquiry No. 02/02) was initiated and a criminal lawsuit was filed in the city of Triunfo’s Judiciary both by the Public Prosecutors office of the city of Triunfo. The civil lawsuit was settled in 2003. The criminal lawsuit has been suspended for a period of two years pending a certification of environmental compliance for Florestal and the occurrence of no further violations of environmental regulations. Florestal has hired an independent environmental assessment company to perform an environmental audit of the entire operational cycle at Florestal and to recommend remedial actions if necessary. Pending the outcome of the environmental audit, AES Sul is not able to estimate the potential financial impact, if any, on AES Sul.

AES Ekibastusz LLP (“AES Ekibastusz”), a subsidiary of the Company, is involved in litigation in Kazakhstan concerning the Maikuben coal mine. AES Ekibastusz is the operator of the AES Ekibastusz power plant located in Kazakhstan. The coal mine was acquired in 2001 and provides coal to the power plant. Because the mine was in bankruptcy proceedings at the time of acquisition, AES Ekibastusz provided approximately US$20 million of financial assistance to the mine and acquired indirect ownership of the mine, as provided in Kazakhstan’s bankruptcy legislation. That acquisition was later disputed by several creditors of the mine. After litigation, AES Ekibastusz was successful in having the creditor’s claims dismissed by the Kazakhstan courts. In 2003, a new party filed a lawsuit in the local courts of Kazakhstan, claiming that it had succeeded to the rights of one of the creditors whose claims had been dismissed. The plaintiff in the pending lawsuit seeks to have ownership of the coal mine transferred from AES Ekibastusz to the plaintiff.

On January 27, 2004, the Company received notice of a “Formulation of Charges” filed against the Company by the Superintendence of Electricity of the Dominican Republic. In the “Formulation of Charges”, the Superintendence asserts that the existence of three-generation companies (Empresa Generadora de Electricidad Itabo, S.A., Dominican Power Partners, and AES Andres BV) and one distribution company (Empresa Distribuidora de Electricidad del Este, S.A.) in the Dominican Republic, violates certain antitrust provisions of the General Electricity law of the Dominican Republic. On February 10, 2004, the Company filed in the First Instance Court of the National District of the Dominican Republic (the “Court”) an action seeking injunctive relief based on several constitutional due process violations contained in the “Formulation of Charges” (the “Constitutional Injunction”). On or about February 24, 2004, the Court granted the Constitutional Injunction and ordered the immediate cease of any effects of the “Formulation of Charges” and the enactment by the Superintendence of Electricity of a special procedure to prosecute alleged antitrust complaints under the General Electricity Law. On March 1, 2004, the Superintendence of Electricity appealed the Court’s decision. The appeal is pending.

On February 18, 2004, AES Gener S.A. (“Gener SA”), a subsidiary of the Company, filed a lawsuit in the Federal District Court for the Southern District of New York (the “Lawsuit”). Gener SA is co-venturer with

Coastal Itabo, Ltd. (“Coastal”) in Empressa Generadora de Electricidad Itabo, S.A. (“Itabo”), a Dominican Republic electric generation Company. The lawsuit sought to enjoin the efforts initiated by Coastal to hire an alleged “independent expert,” purportedly pursuant to the Shareholder Agreement between the parties, to perform a valuation of Gener SA’s aggregate interests in Itabo. Coastal asserts that Gener SA has committed a material breach under the parties’ Shareholder Agreement and, therefore, Gener is required if requested by Coastal to sell its aggregate interests in Itabo to Coastal at a price equal to 75% of the independent expert’s valuation. Coastal claims a breach occurred based on alleged violations by Gener SA of purported antitrust laws of the Dominican Republic. Gener SA disputes that any default has occurred. On March 11, 2004, upon motion by Gener SA, the court in the Lawsuit enjoined the evaluation being performed by the “expert” and ordered the parties to arbitration. On March 11, 2004, Gener SA commenced arbitration proceedings. The arbitration is ongoing.

Pursuant to the pesification established by the Public Emergency Law and related decrees in Argentina, since the beginning of 2002, the Company’s subsidiary TermoAndes has converted its obligations under its gas supply and gas transportation contracts into pesos, while its income from its electricity exports remains accounted for in U.S. Dollars. In accordance with the Argentine regulations, payments must be made in Argentine Pesos at a 1:1 exchange rate. The gas suppliers have objected to the payment in pesos. On January 30, 2004, the consortium of gas suppliers, comprised of Tecpetrol S.A., Mobil Argentina S.A. and Compania General de Combustibles S.A., presented a demand for arbitration at the ICC (International Chamber of Commerce) requesting the re-dollarization of the gas price. The arbitration seeks approximately $10,000,000 for past gas supplies. On March 11, 2004, TermoAndes filed with the ICC a response to the arbitration demand. The arbitration is ongoing.

The Company is also involved in certain claims, suits and legal proceedings in the normal course of business.  The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or to make expenditures in amounts that could be material but cannot be estimated as of March 31, 2004.

GUARANTEES, LETTERS OF CREDITS— At March 31, 2004, AES had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $340 million (excluding those collateralized by letter-of-credit obligations discussed below). The above guarantees and commitments do not include obligations made by the Company for the benefit of the lenders associated with the non-recourse debt of subsidiaries recorded as liabilities in the accompanying consolidated balance sheet amounting to $147 million, and commitments to fund its equity in projects currently under development or in construction in the amount of $38 million.

At March 31, 2004, the Company had $98 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. Of these letters of credit, $79 million were provided under the Company’s revolver. The Company pays a letter-of-credit fee ranging from 0.50% to 5.00% per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at March 31, 2004.

7.             RISKS AND UNCERTAINTIES

RISKS RELATED TO FOREIGN CURRENCIES —AES operates businesses in many foreign environments. Investments in foreign countries may be impacted by significant fluctuations in foreign currency exchange rates. The Company’s financial position and results of operations have been significantly affected by fluctuations in the value of the Argentine Peso, Brazilian Real and Venezuelan Bolivar relative to the U.S. Dollar.

Depreciation of the Argentine Peso and Brazilian Real has resulted in foreign currency translation and transaction losses. Appreciation of those currencies has resulted in gains. Conversely, depreciation of the Venezuelan Bolivar has resulted in foreign currency gains and appreciation has resulted in losses. Net foreign currency transaction gains (losses) at the Company’s subsidiaries and affiliates in Argentina, Brazil and Venezuela were as follows (in millions):

	Three Months Ended March 31,
	2004	2003

Argentina	$7	$37
Brazil	(10)	32
Venezuela(1)	3	9
Other	(8)	4
Total	$(8)	$82

(1) Includes $(6) million and $5 million in the first quarter 2004 and 2003, respectively, of (losses) gains on foreign currency forward and swap contracts.

POLITICAL AND ECONOMIC RISKS

On March 31, 2004, the Under-Secretariat of Fuels issued Rule 27/04, the Rationing Program for natural Gas Exports and Use of Transportation Capacity (the “Program”), which, in order to ensure the natural gas supply to the Argentine market, imposes restrictions on natural gas exports, natural gas supplies used for electric generation exports and natural gas transportation services utilized for export. The Program established that natural gas exports from each producer in 2004 are to be limited to the amount exported in the same month in 2003, and additionally, that cumulative exports during the nine-month period from January to September 2004 cannot exceed the amount exported by the same producer during the same nine-month period in 2003. Gas suppliers that do not fulfill their supply obligations in the Argentine market are also subject to export restrictions, and penalties are to be levied against gas suppliers who do not comply with the requirements of this regulation. Currently, a number of gas suppliers are seeking an exemption from certain of the restrictions applied in the Program.

AES Gener’s subsidiary, TermoAndes, located in Argentina, utilizes natural gas in its Salta power facility to produce electricity which is currently exported to Chile. As a result of the new regulation, TermoAndes received restrictions on natural gas quantities from several of its gas suppliers, which has resulted in a reduction in generation. TermoAndes, as a result, has commissioned its liquid fuel oil burning system to minimize this impact, and to date, there has been no reduction in capacity payments received by AES Gener from the sale of the power produced by TermoAndes. Also, Electrica Santiago, an AES Gener subsidiary in Chile, owns and operates the Nueva Renca facility, a natural gas fired combined cycle plant in Chile, which utilizes natural gas exported from Argentina.

AES Uruguaiana, located in Brazil, also utilizes natural gas purchased from Argentina to generate its electricity.  On May 4, 2004, AES Uruguaiana was notified that for the remainder of the year, its natural gas purchases from Argentina would be restricted to the 2003 quantities.  The Company is currently pursuing contracts or hedging agreements to obtain the required energy purchases to meet its power sales agreement obligations.  To the extent that such contracts or hedging agreements are not obtained, there is a risk that they would have to purchase this energy on the spot market at higher prices.

The impact of gas restrictions on Gener, Gener’s subsidiaries and AES Uruguaiana is uncertain. Any additional or new interruptions and/or reductions in the supply and transportation of natural gas in Argentina or from Argentina to neighboring countries could have a direct adverse effect on the operation of these businesses.

8.             COMPREHENSIVE (LOSS) INCOME

The components of comprehensive income for the three months ended March 31, 2004 and 2003 are as follows (in millions):

	Three months ended March 31,
	2004	2003
Net income	$48	$93
Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period (no income tax effect)	10	29
Add: Discontinued foreign entity (no income tax effect)	—	1
Total foreign currency translation adjustments	10	30
Derivative activity:
Reclassification to earnings (net of income taxes of $16 and $27, respectively)	44	58
Change in derivative fair value (net of income taxes of $129 and $48, respectively)	(151)	(84)
Total change in fair value of derivatives	(107)	(26)
Minimum pension liability:
Minimum pension liability (net of income taxes of $45 and $0, respectively)	—	1
Discontinued businesses (net of income taxes of $0 and $40, respectively)	—	61
Total change in minimum pension liability	—	62
Comprehensive (loss) income	$(49)	$159

ACCUMULATED OTHER COMPREHENSIVE LOSS	March 31, 2004
Accumulated other comprehensive loss December 31, 2003	$(3,995)
Comprehensive loss for the three months ended March 31, 2004	(49)
Net income for the three months ended March 31, 2004	(48)
Recognition of cumulative translation adjustment and minimum pension liability due to BNDES debt restructuring	855
Accumulated other comprehensive loss March 31, 2004	$(3,237)

9.             SEGMENTS

We report our financial results in four business segments of the electricity industry: large utilities, growth distribution, contract generation, and competitive supply. Our large utility segment consists of three large utilities located in the U.S. (IPL), Brazil (Eletropaulo) and Venezuela (EDC). All three of these utilities are of significant size and all maintain a monopoly franchise within a defined service area. Our growth distribution segment consists of distribution facilities located in developing countries where the demand for electricity is expected to grow at a higher rate than in more developed parts of the world. Our contract generation segment consists of facilities that have contractually limited their exposure to commodity price risks and electricity price volatility by entering into long-term (five years or longer) power sales agreements for 75% or more of their output capacity. These contractual agreements generally allow our contract generation businesses to reduce their exposure from the commodity and electricity price volatility and thereby increase the predictability of their cash flows and earnings. Competitive supply consists primarily of power plants selling electricity to wholesale customers through competitive markets, and as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity, natural gas and coal.

Information about the Company’s operations by segment is as follows (in millions):

	Revenue (1)	Gross Margin	Equity Earnings
Quarter Ended March 31, 2004:
Contract Generation	$868	$359	$16
Competitive Supply	243	64	—
Large Utilities	818	194	—
Growth Distribution	328	63	—
Total	$2,257	$680	$16

Quarter Ended March 31, 2003:
Contract Generation	$716	$290	$24
Competitive Supply	229	69	—
Large Utilities	702	165	—
Growth Distribution	264	50	—
Total	$1,911	$574	$24

(1)          Intersegment revenues for the quarters ended March 31, 2004 and 2003 were $102 million and $55 million, respectively.

	Total Assets
	March 31, 2004	December 31, 2003
Contract Generation	$13,864	$13,473
Competitive Supply	2,137	2,137
Large Utilities	9,337	9,409
Growth Distribution	2,839	2,788
Discontinued Businesses	969	955
Corporate	588	1,142
Total Assets	$29,734	$29,904

10.          CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded, the Company capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company will settle the obligation for its recorded amount or incur a gain or loss upon settlement.

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

11.          NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46” or “Interpretation”). FIN 46 is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (“VIE”). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination.

On December 24, 2003 the FASB issued Interpretation No. 46 (Revised 2003) Consolidation of Variable Interest Entities (“FIN 46(R)” or “Interpretation”), which partially deferred the effective date of FIN 46 for certain entities, and makes several other major changes to FIN 46 which include a more complete definition of variable interest, and an exemption for many entities defined as businesses in the Interpretation.

The Company applied FIN 46 in its financial statements relating to its interest in variable interest entities or potential variable interest entities as of December 31, 2003 and applied FIN 46(R) as of March 31, 2004. The application of FIN 46(R) did not have an impact on the Company’s consolidated financial statements for the quarter ended March 31, 2004.

In March 2004, the FASB issued, as a proposal, FASB Staff Position (“FSP”) 106-b “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  When issued in final form, this guidance will supersede FSP 106-1 issued in January 2004 and will clarify the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first interim or annual period beginning after June 15, 2004.

One of the Company’s subsidiaries maintains a retiree health benefit plan that currently includes a prescription drug benefit that is provided to retired employees. The Company is currently evaluating the effects that FSP 106-b will have on its results of operations and financial position. The Company does not believe the application of this new requirement will have a material impact on its financial statements, although the magnitude of the impact cannot be determined with any degree of certainty at this time.

12.          BRAZIL REFINANCING

AES Elpa and AES Transgas. On December 22, 2003 the Company concluded negotiations with the Brazilian National Development Bank (“BNDES”) and its wholly owned subsidiary, BNDES Participações S.A. (“BNDESPAR”), to restructure the outstanding indebtedness of the Company’s Brazilian subsidiaries AES Transgas and AES Elpa, the holding companies of Eletropaulo (“BNDES Debt Restructuring”).  On January 19, 2004 and on January 23, 2004, approval was received on the BNDES Debt Restructuring from ANEEL and the Brazilian Central Bank, respectively. The transaction became effective on January 30, 2004 after the required approvals were obtained and a payment of $90 million was made by AES to BNDES.

Under the BNDES Debt Restructuring, all of the Company’s equity interests in Eletropaulo, AES Uruguaiana Empreendimentos Ltda. (“AES Uruguaiana”) and AES Tiete S.A. (“AES Tiete”) were transferred to Brasiliana Energia, S.A. (“Brasiliana Energia”), a holding company created for the debt restructuring. The debt at AES Elpa and AES Transgas was also transferred to Brasiliana Energia.

In exchange for the termination of $869 million of outstanding Brasiliana Energia debt and accrued interest, BNDES received $90 million in cash, 53.85% ownership of Brasiliana Energia, and a call option (the “Sul Option”). The Sul Option which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to a six month extension under certain circumstances.  The debt refinancing was accounted for as a modification of a debt instrument; therefore, the $26 million of face value of remaining debt due in excess of carrying value will be amortized using the effective interest rate method over the life of the debt.

To effect the new ownership structure, Brasiliana Energia issued 50.01% of its common shares to AES and the remainder to BNDES. It also issued a majority of its non-voting preferred shares to BNDES.  As a result, BNDES effectively owns 53.85% of the total capital of Brasiliana Energia. Pursuant to the shareholders’ agreement, AES controls Brasiliana Energia through its ownership of a majority of the voting shares of the company.

As a result of the stock issuance, AES recorded minority interest for BNDES’s share of Brasiliana Energia of $329 million.  In addition, the estimated fair value of the Sul Option was recorded as a liability in the amount of $37 million and will be marked to market in future quarters to reflect the changes in the underlying value of AES Sul, prior to BNDES’S exercise or the expiration of its call option.

AES treated the issuance of new shares in Brasiliana Energia to BNDES as a capital transaction in accordance with Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary”.  The net loss of $442 million has been reported as an adjustment to AES’s additional paid-in capital on the consolidated balance sheet.  The net loss includes the write-off of amounts previously recorded through accumulated other comprehensive loss related to that portion of the Company’s investment which was effectively transferred to BNDES (53.85% of Brasiliana Energia). The write-offs included $769 million related to currency translation losses and $86 million related to minimum pension liability adjustments. See Note 8 “Comprehensive (Loss) Income”.

The remaining outstanding debt owed to BNDESPAR by Brasiliana Energia includes approximately $510 million of convertible debentures, non-recourse to AES (the “Convertible Debentures”).  The Convertible Debentures bear interest at a nominal rate of 9.0% per annum, and an effective rate of 9.67% indexed in U.S. dollars, and will amortize over an 11- year period with principal repayments beginning in 2007. Principal payments of $20 million, $45 million and $445 million will be due in 2007, 2008 and thereafter. Brasiliana Energia may not pay any dividends until 2007, at which point it may pay dividends up to 10% of its available cash to its shareholders.

In the event of a default under the Convertible Debentures, the debentures can be converted by BNDESPAR into common shares of Brasiliana Energia in an amount sufficient to give BNDESPAR operational and managerial control of Brasiliana Energia. Under the terms of the BNDES Debt Restructuring, the Company will, subject to certain protective rights granted to BNDESPAR under the Restructuring Documents, retain operational and managerial control of Eletropaulo, AES Uruguaiana and AES Tiete as long as no default under the Convertible Debentures occurs. The default and penalty interest accrued on the AES Transgas and AES Elpa debt will be pro rata forgiven as Brasiliana Energia makes timely payments on the new debt. If Brasiliana Energia does not make timely payments on the Convertible Debentures, this default and penalty interest would be immediately due and payable.

Eletropaulo. On March 12, 2004, Eletropaulo finalized its re-profiling of approximately $800 million in outstanding debt.  As a result of this transaction, approximately 70% of the re-profiled debt will be denominated in Brazilian Reais.  The syndicated debt has four tranches for both the U.S. Dollar and Brazilian Real debt portions with maturities through 2008.  The interest rate on the U.S. Dollar re-profiled debt is Libor plus 2.5% to 4.75% at March 31, 2004, and the interest rate on the re-profiled Brazilian Real debt is Certificate of Interbank Deposits (“CDI”) plus 2.5% to 4.75% which reduces to Libor and CDI plus 2.25% to 4.5% upon satisfaction of a post closing down payment.  CDI is an index based upon the average rate per cost of loans negotiated among the banks within Brazil.  On March 31, 2004, Libor was 1.11% and CDI was 16.02%.  A down payment of approximately 17% of the principal amount is expected in the first half of 2004 and is to be provided from the amount of the loan proceeds expected from certain loans to be provided by BNDES associated with rationing and Parcel A tracking account (CVA) tariff deferrals.  After making the down payment, approximately $121 million, $214 million, $170 million and $146 million of principal repayments will be due in 2005, 2006, 2007 and 2008, respectively.  No principal payments are due in 2004.  Approximately $69 million of receivables have been provided as collateral to the debt. Eletropaulo may pay dividends after March 31, 2005 to the extent it is required by Brazilian law, or certain dividend conditions (which include payment of scheduled amortization and the compliance with financial ratios) are met. The refinancing was accounted for as a modification of debt instruments; therefore, the bank fees of $19 million associated with this transaction were capitalized and will be amortized using the effective interest rate method over the life of the loan. Third party costs were expensed.  The agreement with Eletropaulo creditors resolves all the defaults except those relating to approximately $2.2 million of outstanding debt, classified as current at March 31, 2004, with its commercial paper lenders.  These outstanding defaulted debts do not have any cross-default or similar effects on any other debt.  The Company is studying the alternatives to solve this pending default.

Sul.    The efforts to restructure the debt at Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in Sul, are in process and have been focused in the following areas:

•

Successful restructuring of both the outstanding $71 million debenture agreement and the $10 million working capital loan (amounts based on December 31, 2003 exchange rate). The debenture agreement was amended to extend the amortization period to 5 principal payments ending in 2008 and 20 quarterly interest payments for the first tranche and 5 annual interest payments for the second tranche ending in 2008. The working capital loan was amended to extend the amortization period from 12 to 36 monthly payments ending in 2006.  Under the debenture agreement, Sul was required to sign the refinancing agreements relating to the $300 million syndicated loan referred to below by April 30, 2004.  The signing of these documents has not occurred, resulting in a covenant default of this facility.  Sul, AES Cayman Guiaba and the lenders under the $300 million syndicated loan continue to negotiate the final terms of the restructuring and Sul has called a meeting of its debenture holders to amend the debenture agreement to reflect the current status of these negotiations.

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

•

Successful restructuring of an approximately $47.4 million outstanding payable to Itaipu for energy purchases from the Itaipu hydroelectric station.  The parties agreed to extend the amortization period to monthly principal and interest payments ending in 2012, with an initial grace period of 12 months.

•	On March 26, 2004, Sul shareholders approved the grouping of 4,000 shares into one new share, at a cost of $2.7 million.

Sul and AES Cayman Guaiba will continue to face shorter-term debt maturities in 2004 and 2005 but, given that a bankruptcy proceeding would generally be an unattractive remedy for each of its lenders as it could result in an intervention by ANEEL or a termination of Sul’s concession, we think such an outcome is unlikely. However, we can not be assured that future negotiations will be successful and AES may have to write-off some or all of the assets of Sul or AES Cayman Guaiba. The Company’s total investment associated with Sul as of March 31, 2004 was approximately $271 million.

13.          FINANCING TRANSACTIONS

Recourse Debt

Debt redemptions.  In the quarter ended March 31, 2004, AES redeemed parent debt (net of refinancings) of approximately $350 million. These redemptions were comprised of $300 million of cash redemptions (both mandatory and optional), as well as $50 million of exchanges of debt securities into common stock of the parent.

Public issuance of debt securities. On February 10, 2004, AES priced an offering of $500 million of unsecured senior notes. The notes mature on March 1, 2014 and are callable at the Company’s option at any time at a redemption price equal to 100% of the principal amount of the notes plus a “make-whole” premium.  The notes were issued at a price of 98.288% and pay interest semi-annually at an annual coupon rate of 7.75%. AES used the net proceeds of the offering to repay $500 million of the $700 million term loan under its senior secured credit facilities.

Amended and restated bank facilities. On March 17, 2004, AES increased the size of its revolving loan and letter of credit facility to $450 million from the previous $250 million. As of March 31, 2004, none of the revolving loan is outstanding, $79 million of which is committed to the letter of credit facility.

The senior secured credit facilities are subject to mandatory prepayment on a ratable basis with the Company’s 10% senior secured exchange notes due 2005 with the net cash proceeds from asset sales, which must be applied pro rata to repay the bank facilities and the 10% senior secured exchange notes using 60% of net cash proceeds from asset sales, provided that the 60% shall be reduced to 50% when and if the Parent’s Recourse Debt to Cash Flow ratio is less than 5:1, and provided further that the bank facilities shall be able to waive their pro rata redemption at each individual lenders’ option.

The senior secured credit facilities are also subject to mandatory prepayment with the net cash proceeds from the issuance of debt by the subsidiaries, the proceeds of which are upstreamed to the Parent, and of which 75% must be applied (after the first $200 million proceeds accumulating from March 17, 2004 onwards) to repay the bank facilities, other than such issuances by IPALCO or the Guarantors in which case such sweep percentage is 100%.

The 10% senior secured exchange notes are subject to mandatory redemption with their ratable portion (relative to the senior secured credit facilities) of up to 75% of the Company’s adjusted free cash flow calculated at the end of the fiscal years 2003 and 2004.

Certain of the Company’s obligations under the senior secured credit facilities are guaranteed, equally and ratably with its 10% senior secured notes due 2005, by its direct subsidiaries through which the Company owns its interests in the Shady Point, Hawaii, Warrior Run and Eastern Energy businesses. The Company’s obligations under the senior secured credit facilities are, subject to certain exceptions, substantially secured, equally and ratably with its 10% senior secured notes due 2005, by: (i) all of the capital stock of domestic subsidiaries owned directly by the Company and 65% of the capital stock of certain foreign subsidiaries owned directly or indirectly by the Company and (ii) certain intercompany receivables, certain intercompany notes and certain intercompany tax sharing agreements.

Non-Recourse Debt

IPALCO. On January 13, 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 2004 and to reimburse IPL’s treasury for expenditures previously incurred in connection with its capital expenditure program.

Project level defaults. Certain of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $1.4 billion at March 31, 2004, of which approximately $571 million is held at discontinued operations and businesses held for sale.

Gener. Pursuant to Gener’s plan to refinance $700 million of its indebtedness, (i) on February 27, 2004, AES invested through its subsidiary, Inversiones Cachagua Ltd. (“Cachagua”), a holding company of Gener, approximately $298 million in Gener as settlement of Cachagua intercompany loan with Gener; (ii) Gener issued $400 million of bonds that mature in 2014 and carry a coupon rate of 7.5%. In connection with the issuance of the bonds, a series of treasury lock agreements were executed to reduce Gener’s exposure to the underlying interest rate of the bonds. The treasury lock agreements were not documented as cash flow hedges at the time they were executed. The fair market value of these transactions represented a loss of $22.1 million before minority interest and income taxes and was recognized in the first quarter of 2004; (iii) Gener executed cash tender offers for its $477 million 6% Chilean Convertible Notes and 6% U.S. Convertible Notes due 2005 (excluding non-conversion premium paid at maturity), and for its

$200 million 6.5% Yankee Notes due 2006. During March and April 2004, Gener repurchased approximately $145 million of 6.5% Yankee Bonds and $56 and $157 million of the 6% U.S. and 6% Chilean Convertible Notes, respectively; and (iv) the equity capital markets transaction pursuant to which Cachagua planned to sell a portion of its Gener shares was terminated in early April due to uncertainty related to gas restrictions in Argentina. Cachagua had intended to use a portion of the proceeds from the equity sale to purchase its pro rata share, up to $97.8 million, of the new common Gener shares to be offered to existing shareholders in May 2004 as part of the restructuring plan. Notwithstanding its termination of the secondary Gener share sale, Cachagua is obligated to subscribe to its pro rata portion of the new Gener equity issuance. Cachagua placed $97.8 million, which represents its share of the dividend distributed by Gener on February 27, 2004, to all holders of Gener’s common stock plus the proceeds Cachagua received from a foreign exchange hedge, into a trust to ensure that it will have sufficient funds to purchase its pro rata share of the new common shares to be issued by Gener.  Cachagua’s obligation to (i) contribute capital or (ii) subscribe to its pro rata portion of an offering of Gener common shares, may be funded with either a new financing, an additional capital contribution by AES or by using the dividend that is held in the trust account.

In addition, on April 16, 2004, Gener completed the restructuring of $143 million debt of its subsidiaries TermoAndes S.A. (“TermoAndes”) and InterAndes S.A. (“InterAndes”). Under the terms of the agreement, lenders and swap counterparties received an upfront payment that was funded with $36 million of cash held in the TermoAndes and InterAndes trust accounts and a cash contribution of $26 million by Gener. In exchange, the lenders and swap counterparties extended a new loan to Gener to enable it to repurchase the original notes and repay the swap termination fee. The new loan maturity was extended to 2010. As a result of the debt restructuring, the TermoAndes debt is no longer in default and has been re-profiled in the accompanying consolidated balance sheets as $74 million current non-recourse and $69 million non-current non-recourse debt.

Dominican Republic. At the end of 2003, Los Mina and Andres, both wholly owned subsidiaries of AES in the Dominican Republic, each had covenant defaults on its outstanding debt. In addition, on March 11, 2004, Los Mina failed to make a $20 million revolving loan payment under its existing credit agreement. On April 30, 2004, an amendment to the existing Los Mina credit agreement was completed that extended the maturity of the loan and increased the interest rate. The Los Mina credit agreement amendment cured the Los Mina payment default and cross default under the Andres credit agreement. As of March 31, 2004, the debt for both Los Mina and Andres was reported as current non-recourse debt in the accompanying consolidated balance sheets because of the covenant defaults. Discussion with the lenders are ongoing. These businesses expect to receive waivers for the covenant defaults upon completion of those discussions.

Venezuela. At March 31, 2004, our subsidiary EDC was not in compliance with the net worth covenant in two facilities of $94 million and $7 million, respectively. The respective covenants require EDC to maintain Consolidated Tangible Net Worth of $1.5 billion based on Venezuelan GAAP. Due to the impact of the devaluation of Venezuelan Bolivar in the first quarter of 2004, EDC did not meet this covenant. On May 3, 2004, EDC negotiated an amendment to the $94 million facility to permit calculation pursuant to U.S. GAAP, which cured the covenant default. We continue to pursue amendment of the $7 million facility. As of March 31, 2004, $56 million of the debt was classified as long-term non-recourse debt in the accompanying consolidated balance sheets.

14.          STOCK-BASED COMPENSATION

During the three months ended March 31, 2004, and March 31, 2003, the Company recorded compensation expense of approximately $5 million and $1 million, respectively.

Stock-based compensation awards have been made in 2004 under the 2003 Long Term Compensation Plan, and include awards of non-qualified Stock Options and Restricted Stock Units.  Stock Options and Restricted Stock Units granted in 2004 vest in thirds over a three-year period, but the Restricted Stock Units do not mature until the end of a five-year period.  Prior to maturity, Restricted Stock Units do not convey ownership rights, including the right to sell the stock, vote, or receive dividends.  Restricted Stock Units issued to Officers of the Company vests conditionally over three years, subject to market based criteria.  In 2004, Restricted Stock Units were awarded that, if certain conditions of the Restricted Stock Units are satisfied, would result in 1,149,855 shares of Restricted Stock Units awarded to Non-Officers, and 627,013 shares of Restricted Stock Units awarded to Officers of the Company.

15.          BENEFIT PLANS

Certain of the Company’s subsidiaries have defined benefit pension plans covering substantially all of their respective employees. Pension benefits are based on years of credited service, age of the participant and average earnings. Of the ten defined benefit plans, two of the plans are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.

Total pension cost for the three months ended March 31, 2004 and 2003 includes the following components (in millions):

	Pension Costs Three Months Ended March 31,
	2004		2003
	U.S.	Foreign	U.S.	Foreign
Service cost	$1	$1	$1	$2
Interest cost on projected benefit obligation	7	57	7	48
Expected return on plan assets	(7)	(33)	(6)	(26)
Amortization of unrecognized actuarial loss	1	1	1	9
Total pension cost	$2	$26	$3	$33

The scheduled cash flows for foreign employer contributions have not changed significantly from previous disclosures.

IPALCO. In April 2004, pension legislation was passed which decreased the present value of IPALCO’s current pension fund liabilities and lowered IPALCO’s pension funding requirements in the short-term. As a result, IPALCO can achieve the minimum desired level of funding in 2004 (90%) with approximately $5.7 million of contributions, which changes its previous estimate of $43 million as of December 31, 2003. Management is still evaluating whether it is economically attractive to discretionally fund in excess of this amount. IPALCO did not make any pension funding contributions during the three months ended March 31, 2004.

16.          SUBSEQUENT EVENTS

Recourse Debt

On April 14, 2004, the Company called for redemption $3,084,000 aggregate principal amount of its outstanding 10% senior secured notes due 2005. The notes were redeemed on a pro rata basis on May 14, 2004 at a redemption price equal to 100% of the principal amount thereof to be redeemed plus accrued and unpaid interest to the redemption date. The redemption was made out of excess asset sale proceeds and reflects the portion of asset sale proceeds allocable to the notes from an additional $20 million contingent payment received by AES in relation to its March 2003 sale of its equity interests in Mountainview Power Company and Mountainview Power Company LLC.

IPALCO. In April 2004, pension legislation was passed which decreased the present value of IPALCO’s current pension fund liabilities and lowered IPALCO’s pension funding requirements in the short-term. As a result, IPALCO can achieve the minimum desired level of funding in 2004 (90%) with approximately $5.7 million of contributions, which changes its previous estimate of $43 million as of December 31, 2003.  Management is still evaluating whether it is economically attractive to discretionally fund in excess of this amount. IPALCO did not make any pension funding contributions during the three months ended March 31, 2004.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary and Overview

AES is a global power company managed to profitably meet the growing demand for electricity. AES is a holding company that through its subsidiaries operates a geographically diversified portfolio of electricity generation and distribution businesses. We seek to capture the benefits of our global expertise and the economies of scale in our operations.  Financial flexibility through predictable cash flow and an efficient capital structure, world-class operating performance and a disciplined approach to growth represent the strategic focus of our management efforts.

In connection with these strategic elements, we have concentrated on several key initiatives that have and will continue to have a material impact on our business. These include:

•              concentrating on strengthening the operating performance and cost efficiency of our businesses to improve our cash flows, earnings and return on invested capital;

•              selling businesses and assets to improve the strength of our balance sheet by reducing financial leverage and improving liquidity;

•              restructuring the ownership and financing structure of certain subsidiaries (primarily in South America) to improve their long-term prospects for acceptable returns on invested capital or to extend their previously short-term debt maturities;

•              selling or discontinuing several under-performing businesses that no longer meet our investment criteria;

•              executing refinancing initiatives designed to primarily improve our parent company financial position and credit quality by paying off debt, lengthening and levelizing maturities, and lowering interest charges.

Operating performance. For the first quarter of 2004, sales increased 18% to $2,257 million from $1,911 million in the first quarter 2003.  Gross margin, defined as sales less cost of sales, was $680 million for the first quarter of 2004, also an increase of 18%.  As a percentage of sales, gross margin remained constant at 30% for both years.  Also, first quarter of 2004 net cash provided by operating activities was $402 million as compared to $446 million for the first quarter of 2003.

Asset sales. There were no significant sales during the first quarter of 2004 except for the completion of the refinancing and restructuring of certain businesses in Brazil. The Company continues to evaluate its portfolio and business performance and may decide to seek opportunities to sell additional businesses in the future; however, given the improvements in our liquidity there will be a lower emphasis placed on asset sales in the future specifically for the purpose of improving liquidity and strengthening the balance sheet.

Restructuring. During the first quarter of 2004, our subsidiaries completed the BNDES Debt Restructuring related to three of our businesses in Brazil (Eletropaulo, Tiete and Uruguaiana).  Eletropaulo also successfully completed a re-profiling of approximately $800 million of outstanding debt.  On April 1, 2004, Gener, our subsidiary in Chile, completed its debt recapitalization.  Each of these refinancing and restructuring transactions resulted in an extension of maturities, and in the case of BNDES and Gener transactions, also reduced outstanding debt at the related subsidiaries.

Discontinued operations. During the first quarter of 2004, the loss from discontinued operations consists primarily of the results associated with two competitive supply businesses in the U.S. and a distribution business in the Dominican Republic, offset in part by a $20 million gain related to our prior sale of Mountainview which was contingent consideration received and recorded during the first quarter of 2004. We currently anticipate that there will be less ongoing activity related to write-offs of development or construction projects and impairment charges in the future. The Company continues to evaluate the potential future impacts of the changes in the economic, regulatory and political environment in the Dominican Republic to determine the effect, if any, on our generation businesses in that country.

Refinancing. During the first quarter of 2004, we reduced recourse debt at the parent by $350 million, refinanced $500 million of outstanding secured debt with an issuance of $500 million of unsecured notes issued at a price of 98.288% with interest at annual coupon rates of 7.75% that mature in 2014.  We also increased the amount available under our parent company revolving credit facility to $450 million from its previous amount of $250 million.

We report our financial results in four business segments: contract generation, competitive supply, large utilities and growth distribution. These segments are grouped further to report our regulated and non-regulated businesses. Regulated revenues include our large utilities and growth distribution segments, and non-regulated revenues include our contract generation and competitive supply segments. See Note 9 to our quarterly financial statements included in this report for a discussion of our segments.

Contract Generation.   In general, these power plants have contractually limited their exposure to commodity price risks, primarily electricity price volatility, by entering into longer term (originally five years or longer) power sales agreements for 75% or more of their output capacity. As a result, they are better able to project their fuel supply requirements and generally enter into long-term agreements for most of their fuel supply requirements, thereby limiting their exposure to short-term fuel price volatility. Some of these facilities have “tolling” type arrangements in which the counterparty to the power sales agreement assumes the risks associated with providing the necessary fuel. As a result, our contract generation business generally produces more predictable cash flow and earnings.

The contract generation segment’s earnings and cash flows may be significantly affected by (1) the availability of generating capacity at our existing facilities, (2) newly completed projects or acquisitions of generating facilities, (3) dispositions, (4) demand for power beyond minimum requirements under the power sales agreements, (5) prices for power and fuel supply requirements, (6) the credit quality of the counterparties to our power sales agreements (7) changes in our operating cost structure, including costs associated with operation, maintenance and repair,  transmission access, insurance and environmental compliance, including expenditures relating to environmental emission equipment or environmental remediation, (8) changes in laws or regulations, and (9) changes in the foreign currency exchange rates for certain of our facilities outside the United States.

Competitive Supply. These power plants sell electricity directly to wholesale customers in competitive markets; however, in contrast to the contract generation segment discussed above, these facilities generally sell less than 75% of their output under long-term contracts. They often sell into power pools under shorter-term contracts or into daily spot markets. These prices are less predictable and can be volatile. As a result, our operational results in this segment are more sensitive to the impact of market fluctuations in the prices of electricity, natural gas, coal, oil and other fuels. Because these facilities do not have long-term contracts, it is also more difficult to forecast the amount and price of fuel needed to support future production.  We hedge a portion of their performance against the effects of fluctuations in energy commodity prices using such strategies as commodity forward contracts, futures, swaps and options. These businesses also have more significant needs for working capital or credit to support their operations.

The competitive supply segment’s earnings and cash flows may be significantly affected by: (1) the availability of generating capacity at our existing facilities, (2) newly completed projects or acquisitions of generating facilities, (3) dispositions, (4) demand for power, which can be significantly affected by weather, (5) prices for fuel supply requirements, (6) changes in our operating cost structure, including costs associated with operation, maintenance and repair, transmission access, insurance and environmental compliance, including expenditures relating to environmental emission equipment or environmental remediation, (7) changes in laws or regulations, and (8) changes in the foreign currency exchange rates for our facilities outside the United States.

Large Utilities. Our large utilities segment consists of our interests in three large utilities located in the U.S. (IPL), Brazil (Eletropaulo) and Venezuela (EDC). All three of these electric utilities are of significant size and maintain a monopoly franchise within a defined service area. These utilities each have transmission and distribution capabilities and IPL and EDC also have generating facilities. Our large utilities are subject to extensive regulation relating to ownership, marketing, delivery and pricing of electricity and gas with a focus on protecting customers. Large utility revenues result primarily from retail electricity sales to customers under regulated tariff or concession agreements and to a lesser extent from contractual agreements of varying lengths and provisions.

The large utility segment’s earnings and cash flows may be significantly affected by: (1) demand for power, which can be significantly affected by weather, (2) prices for power and fuel supply requirements, (3) the extent of commercial losses, which result, for example, when customers connect to our system without paying, (4) changes in our operating cost structure, including costs associated with operation, maintenance and repair, insurance and environmental compliance, including expenditures relating to environmental emissions or environmental remediation, (5) changes in laws or regulation, including changes in electricity tariff rates and our ability to obtain tariff adjustments for increased expenses, and (6) changes in the foreign currency exchange rates in Brazil and Venezuela.

Growth Distribution. Our growth distribution segment is comprised of our interests in electricity distribution facilities located in developing countries where the demand for electricity is expected to grow at a higher rate than in more developed parts of the world. Often however, these businesses face particular challenges associated with their presence in developing countries such as outdated equipment, significant electricity theft-related losses, cultural problems associated with customer safety and non-payment, emerging economies, and potentially less stable governments or regulatory regimes.

The growth distribution segment’s earnings and cash flows may be significantly impacted by: (1) changes in economic growth, (2) demand for power, which can be significantly affected by weather, (3) changes in laws or regulations, including changes in electricity tariff rates and our ability to obtain tariff adjustments for increased expenses, (4) the extent of commercial losses, which result, for example, when customers connect to our system without paying, (5) changes in our operating cost structure, including costs associated with operation, maintenance and repair, insurance and environmental compliance, including expenditures relating to environmental emission equipment or environmental remediation and (6) changes in the foreign currency exchange rates.

Results of Operations

Revenues

Overview

Revenues increased $346 million, or 18%, to $2.3 billion during the first quarter of 2004 compared to $1.9 billion for the first quarter of 2003. The increase in revenues is due to new operations from greenfield projects and tariff increases, particularly in South America.  The breakdown of AES’s revenues for the three months ended March 31, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

Regulated Revenues

Regulated revenues increased $180 million, or 19%, to $1.1 billion for the first quarter of 2004 compared to the same period in 2003. Generally regulated revenues increased due to tariff increases at Eletropaulo and EDC. These effects were partially offset by a slight reduction in revenues at IPALCO. Regulated revenues will continue to be impacted by fluctuations in the value of Brazilian and Argentine currencies.

	March 31, 2004		March 31, 2003		Change
	Three Months Ended Amount	% of Total Revenues	Three Months Ended Amount	% of Total Revenues	Three Months Ended Variance	% Change
	(in $ millions)
Large Utilities:
North America	$215	10%	$217	11%	$(2)	(1)%

South America	457	20%	358	19%	99	28%

Caribbean*	146	6%	127	7%	19	15%

Total Large Utilities	$818	36%	$702	37%	$116	17%

Growth Distribution:

South America	$126	6%	$89	5%	$37	42%

Caribbean*	84	4%	88	5%	(4)	(5)%

Europe/Africa	118	5%	87	4%	31	36%

Total Growth Distribution	$328	15%	$264	14%	$64	24%
Total Regulated Revenues	$1,146	51%	$966	51%	$180	19%

*              Includes Venezuela

Large Utilities

Large utilities revenues increased $116 million, or 17%, to $818 million for the first quarter of 2004 compared to $702 in the same period of 2003, which was comprised of increases at EDC and Eletropaulo, partially offset by a decrease at IPALCO due to a scheduled outage of a major electricity unit.  Revenues at both Eletropaulo and EDC increased during the three months ended March 31, 2004 as a result of several factors.  First, both EDC and Eletropaulo recorded higher revenues due to tariff increases during the first quarter of 2004 than the first quarter of 2003. At Eletropaulo, revenues additionally increased as a result of an appreciation of the Brazilian Real in the first quarter of 2004 compared to the first quarter of 2003.  These increases at Eletropaulo were slightly offset by a reduction in sales volume in the first quarter of 2004 compared to the same period in 2003. At EDC, the tariff increase was partially offset by a devaluation of the Venezuelan Bolivar relative to the U.S. Dollar.

Growth Distribution

Growth distribution revenues increased $64 million, or 24%, to $328 million for the first quarter of 2004 from $264 million for the first quarter of 2003. Overall, segment revenues increased $37 million in South America, increased $31 million in Europe/Africa, and decreased $4 million in the Caribbean.  The increase in South America was primarily due to an increase at Sul in Brazil caused by increased tariffs and appreciation of the Brazilian Real in the first quarter of 2004 compared to the first quarter of 2003.  Also, favorable currency effects in Argentina helped improve revenue results in the first quarter of 2004 compared to the same period in 2003. This effect on segment revenues was increased further by improved revenues at SONEL in Cameroon and businesses located in the Ukraine.

Non-Regulated Revenues

Non-regulated revenues increased $166 million, or 18%, to $1.1 billion for the first quarter of 2004 compared to the same period in 2003. This increase was primarily the result of placing new greenfield projects into service subsequent to March 31, 2003, and improved operating results.  Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity, particularly in the Northeastern U.S.

	March 31, 2004		March 31, 2003		Change
	Three Months Ended Amount	% of Total Revenues	Three Months Ended Amount	% of Total Revenues	Three Months Ended Variance	% Change
	(in $ millions)
Contract Generation:
North America	$217	10%	$206	11%	$11	5%

South America	265	12%	204	11%	61	30%

Caribbean*	131	6%	113	6%	18	16%

Europe/Africa	124	5%	112	6%	12	11%

Asia	131	6%	81	4%	50	62%

Total Contract Generation	$868	38%	$716	37%	$152	21%

Competitive Supply:
North America	$114	5%	$122	6%	$(8)	(7)%

South America	31	1%	24	1%	7	29%

Caribbean*	30	1%	19	1%	11	58%

Europe/Africa	32	1%	37	2%	(5)	(14)%

Asia	36	2%	27	2%	9	33%

Total Competitive Supply	$243	11%	$229	12%	$14	6%
Total Non-Regulated Revenues	$1,111	49%	$945	49%	$166	18%

*              Includes Venezuela

Contract Generation

Contract generation revenues increased $152 million, or 21%, to $868 million for the first quarter of 2004 from $716 million for the first quarter of 2003, principally due to revenues from greenfield projects put into operation subsequent to March 31, 2003 and revenue enhancements at other businesses.  New greenfield projects include Andres in the Caribbean and Kelanitissa in Asia.  Among existing businesses, revenue improvements were experienced at Gener in South America, Kilroot in Europe/Africa, and Shady Point and Thames in North America.

Competitive Supply

Competitive supply revenues increased $14 million, or 6%, to $243 million for the first quarter of 2004 from $229 million for the first quarter of 2003. The increase in competitive supply revenues was due to increases in South America and the Caribbean offset by a slight decrease in Europe/Africa and North America.  In South America, revenues increased primarily due to increased output at Parana in Argentina. Lower capacity revenues in North America primarily offset revenue increases from tariff adjustments at Ekibastuz in Asia.

Gross Margin

Overview

Gross Margin increased $106 million, or 19%, to $680 million during the first quarter of 2004 compared to $574 million for the first quarter of 2003. The increase in gross margin is due to increased revenues, partially offset by currency fluctuations, higher fuel and higher costs associated with purchased energy.  Gross margin as a percentage of revenues remained consistent at 30% in the first quarter of 2004 compared to the same period in 2003.  The breakdown of AES’s gross margin for the three months ended March 31, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

Regulated Gross Margin

Regulated gross margin, which represents total revenues reduced by cost of sales, increased $42 million, or 20%, to $257 million for the first quarter of 2004 from $215 million compared to the same period in 2003. The increase in regulated gross margin is mainly due to increased revenues, most notably in our South American businesses.  This increase is partially offset by increased purchased energy costs, fuel costs, and miscellaneous operating costs.  Regulated gross margin as a percentage of revenues remained consistent at 22% in the first quarter of 2004 compared to the same period in 2003.

	March 31, 2004		March 31, 2003		Change
	Three Months Ended Amount	Operating Gross Margin %	Three Months Ended Amount	Operating Gross Margin %	Three Months Ended Variance	% Change
	(in $ millions)
Large Utilities:
North America	$77	36%	$82	38%	$(5)	(6)%

South America	63	14%	43	12%	20	47%

Caribbean*	54	37%	40	31%	14	35%

Total Large Utilities	$194	24%	$165	24%	$29	18%

Growth Distribution:
South America	$32	25%	$21	24%	$11	52%

Caribbean*	18	21%	14	16%	4	29%

Europe/Africa	14	12%	16	18%	(2)	(13)%

Asia	(1)	—%	(1)	—%	—	—%

Total Growth Distribution	$63	19%	$50	19%	$13	26%
Total Regulated Gross Margin	$257	22%	$215	22%	$42	20%

*              Includes Venezuela

Large Utilities

Large utilities gross margin increased $29 million, or 18%, to $194 million for the first quarter of 2004 from $165 million for the first quarter of 2003.  This increase is primarily due to an increase in revenues at Eletropaulo and EDC.  This increase is partially offset by currency fluctuations of the Brazilian Real and increased purchased energy costs due to contract readjustments at Eletropaulo.  The large utilities gross margin as a percentage of revenues increased to 24% for the first quarter of 2004 compared to 23% for the first quarter of 2003.

Growth Distribution

Growth distribution gross margin increased $13 million, or 26%, to $63 million for the first quarter of 2004 from $50 million for the first quarter of 2003. This increase is comprised of an increase in revenues at Sul in

Brazil and SONEL in Cameroon.  These increases are partially offset by currency fluctuations related primarily to the Brazilian Real, increased fuel costs in our Europe/Africa businesses and higher operating expenditures in the South American businesses.  The growth distribution gross margin as a percentage of revenues remained constant at 19% for the first quarter of 2004 compared to the same period in 2003.

Non-Regulated Gross Margin

Non-regulated gross margin increased $64 million, or 18%, to $423 million for the first quarter of 2004 from $359 million during the same period in 2003. The overall increase in non-regulated gross margin is mainly due to increased revenues in our contract generation businesses.  These increases are partially offset by increased energy purchases in some Brazilian businesses and in the Dominican Republic. Fuel expenditures and fixed operating costs also increased due to increased demand.  Non-regulated gross margin as a percentage of revenues remained constant at 38% for the first quarter of 2004 and 2003.

	March 31, 2004		March 31, 2003		Change
	Three Months Ended Amount	Operating Gross Margin %	Three Months Ended Amount	Operating Gross Margin %	Three Months Ended Variance	% Change
	(in $ millions)
Contract Generation:
North America	$96	44%	$90	44%	$6	7%

South America	120	45%	89	44%	31	35%

Caribbean*	34	26%	30	27%	4	13%

Europe/Africa	52	42%	48	43%	4	8%

Asia	57	44%	33	41%	24	73%

Total Contract Generation	$359	41%	$290	41%	$69	24%

Competitive Supply:
North America	$28	25%	$40	33%	$(12)	(30)%

South America	10	32%	10	42%	—	—%

Caribbean*	10	33%	8	42%	2	25%

Europe/Africa	3	9%	2	5%	1	50%

Asia	13	36%	9	33%	4	44%

Total Competitive Supply	$64	26%	$69	30%	$(5)	(7)%
Total Non-Regulated Gross Margin	$423	38%	$359	38%	$64	18%

*              Includes Venezuela

Contract Generation

Contract generation gross margin increased $69 million, or 24%, to $359 million for the first quarter of 2003 from $290 million for the first quarter of 2003. This increase is primarily due to an increase in revenues in our South American and Asian businesses.  These increases are partially offset by increased purchased electricity in the Brazilian businesses. The Dominican Republic also had increased purchased electricity costs due to an increase in spot market purchases.  Fuel costs also increased due to greenfield development projects becoming operational subsequent to March 31, 2003. New greenfield development projects include Andres in the Caribbean and Kelanitissa in Asia.  The contract generation gross margin as a percentage of revenues remained consistent at 41% for the first quarter of 2004 and 2003.

Competitive Supply

Competitive supply gross margin decreased $5 million, or 7%, to $64 million for the first quarter of 2004 from $69 million for the first quarter of 2003.  This decrease is primarily due to increased fuel costs across all geographic regions.  Purchased energy costs increased in Panama due to an increase in contractual commitments.  Depreciation also increased in Panama because new assets were placed into service.  Currency fluctuations in the Asian and Europe/African businesses also contributed to the overall decrease in gross margin.  These increases are partially offset by an increase in revenues in the South American, Caribbean and Asia regions. The competitive supply gross margin as a percentage of revenues decreased 4% to 26% for the first quarter of 2004 from 30% for the first quarter of 2003.

Corporate and business development expenses

Corporate and business development office expense increased $19 million, or 66%, to $48 million for the first quarter of 2004 compared to $29 million for the same period in 2003. Corporate and business development office expense as a percentage of total revenues remained approximately 2% in 2004 and in 2003. The increase in dollar amounts is a result of additional personnel, expensing of stock options and other long-term incentive compensation and infrastructure associated with the implementation of several corporate initiatives including cost associated with our property and casualty insurance captive.

Interest expense

Interest expense decreased $7 million, or 1%, to $493 million for the first quarter of 2004 compared to the same period in 2003. Interest expense as a percentage of revenues decreased from 26% during the first quarter of 2003 to 22% during the same period in 2004. Interest expense decreased primarily due to a reduction of debt associated with the Brazil debt restructuring completed at the end of 2003, which is almost entirely offset by derivative losses and interest expense from new financing.

Interest income

Interest income remained constant at $69 million for the first quarter of 2004 compared to the same period in 2003. Interest income as a percentage of revenues decreased to 3% for the first quarter of 2004 from 4% for the first quarter of 2003.

Other income

Other income decreased $9 million to $11 million for the first quarter of 2004 compared to the same period in 2003. The decrease is a result of a gain on the early extinguishment of debt recorded in the first quarter of 2003 that is partially offset by a gain resulting from a land sale in the first quarter of 2004.

Other expense

Other expense decreased $2 million to $25 million for the first quarter of 2004 compared to $27 million for the same period in 2003. Other expense primarily consists of losses on the sale of assets, marked-to-market losses on commodity derivatives and losses associated with the early extinguishment of liabilities.

Loss on sale of investments

Loss on sale of investments was $1 million for the first quarter of 2004.  This loss was a result of an adjustment to an estimate related to the December 2003 sale of approximately 39% of AES’s interest in AES Oasis Limited (“AES Oasis”).

Foreign currency transaction gains (losses) on net debt

The Company recognized foreign currency transaction losses of $(8) million during the first quarter of 2004 compared to gains from foreign currency transactions of $82 million in the first quarter of 2003. This change was the primarily the result of changes associated with the Brazilian Real. The average exchange rate for the Brazilian Real remained constant compared to the December 2003 year-end rate, whereas in the first quarter of 2003 the rate appreciated approximately 5.9% compared to the December 2002 year-end rate. The result is a marginal loss in the first quarter of 2004 compared to a significant gain in the same quarter of 2003.

Equity in earnings of affiliates

Equity in pre-tax earnings of affiliates decreased $8 million, or 33%, to $16 million compared to the same period in 2003. Equity in earnings of affiliates decreased slightly in 2004 primarily due to a decrease in earnings at Kingston, our equity affiliate in Canada, which arose as a result of damages in connection with a fire at the plant.

Income taxes

Income taxes (including income taxes on equity in earnings) increased $13 million to $64 million for the first quarter of 2004 compared to the same period in 2003. The company’s effective tax rate was 32% for the first quarter of 2004 and 24% for the first quarter of 2003. The effective tax rate increased as a result of increased dividends from certain businesses outside the United States.

Change in accounting principle

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires companies to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The items that are part of the scope of SFAS 143 for our business primarily include active ash landfills, water treatment basins and the removal or dismantlement of certain plant and equipment. The adoption of SFAS No. 143 resulted in a cumulative reduction to income of $2 million, net of income tax effects.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as a parent company), and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At March 31, 2004, we had $5.6 billion of recourse debt and $13.2 billion of non-recourse debt outstanding.

In addition to the non-recourse debt, if available, we, as the parent company, provide a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, we may provide financial guarantees or other credit support for the benefit of counter-parties who have entered into contracts for the purchase or sale of electricity with our subsidiaries. In such circumstances, if a subsidiary defaults on its payment or supply obligation, we will be responsible for the subsidiary’s obligations up to the amount provided for in the relevant guarantee or other credit support.

We intend to continue to seek where possible non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire; however, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or; may not be available on terms attractive to the Company. If we decide not to provide any additional funding or credit support to a subsidiary that is under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary.

As a result of our below-investment-grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counter-parties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counter-parties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2004, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $525 million (excluding those collateralized by letters of credit and other obligations discussed below). We also are obligated under other commitments pursuant to which our obligations are limited to the amount or a specified percentage of the amount of distributions that we receive from our projects subsidiaries. This includes commitments of $38 million to fund our equity in projects currently under development or in construction.

At March 31, 2004, we had $98 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations.  Of these letters of credit, $79 million were provided under our revolver.  We pay letter of credit fees ranging from 0.5% to 5.0% per annum on the outstanding amounts.  In addition, we had $4 million in surety bonds outstanding at March 31, 2004.

Financial Position and Cash Flows

At March 31, 2004, net change in cash and cash equivalents was a cash outflow of $617 million, a decline of $1 billion from the quarter ended March 31, 2003.  A majority of this decline occurred as a result of increased restricted cash balance requirements in 2004 and decreased proceeds from the sale of assets versus the prior year.

Net cash provided by operating activities declined by $44 million from $446 million in first quarter 2003 to $402 million in first quarter 2004.  This decrease was driven largely by lower net income.  The increase in other non-cash adjustments of $280 million was due to increased foreign currency transactions, decreased loss on disposal and impairment of discontinued businesses, increased minority interest expense, increased provision for taxes, and pension costs.  This was offset by a decrease of $292 million in the change in operating assets and liabilities resulting from decreased accrued interest, decreased accrued and other liabilities, and increased accounts receivable.  Included in net cash provided by operating activities in the quarter ended March 31, 2003 is approximately $120 million of cash inflows for businesses sold prior to first quarter 2004.

Net cash used in investing activities increased by $802 million from $186 million positive cash in first quarter 2003 to $616 million use of cash in first quarter 2004.  The decrease of cash flows is primarily due to $350 million increase in restricted cash primarily at Gener for the repurchase and cancellation of bonds, a decrease in the net proceeds from asset sales of $558 million, $522 million of which is the result of the sale of Cilcorp, Ecogen, and Kelvin in the prior year.  This is offset by a decline in property additions of $75 million due to the completion of development projects in our Oasis operations, which resulted in $67 million cash outflow in the prior year.

Net cash used in financing activities increased by $162 million from $225 million in the first quarter of 2003 to $387 million in the first quarter of 2004.  The decrease of cash flows is due debt repayments, net of issuances, of $116 million and increase payments for deferred financing costs of $25 million.

Parent Company Liquidity

Because of the non-recourse nature of most of our indebtedness, we believe that unconsolidated parent company liquidity is an important measure of liquidity. Our principal sources of liquidity at the parent company level are:

•      dividends and other distributions from our subsidiaries, including project financing proceeds and returns of capital,

•      proceeds from debt and equity financings at the parent company level, including borrowings under our revolving credit facility, and

•      proceeds from asset sales.

Our cash requirements at the parent company level through the end of 2004 are primarily to fund:

•      interest and preferred dividends,

•      principal repayments of debt,

•      construction commitments,

•      other equity commitments,

•      taxes, and

•      parent company overhead, development costs and taxes.

During the quarter ended March 31, 2004, we continued to implement numerous actions designed to maintain or increase parent liquidity, lengthen parent debt maturities, and reduce parent debt and other contractual obligations, both contingent and non-contingent. These actions are consistent with our strategic goals of improving the credit profile of both the parent and the consolidated company in order to reduce our financial risk and improve our credit rating by the major rating agencies.

The primary actions we undertook during the quarter ended March 31, 2004 to achieve these goals included: (i) increasing the committed amount of our revolving credit facility, (ii) refinancing parent company debt to mature at later maturity dates, and (iii) redeeming parent debt and other contractual obligations.  Also, the resolution of a contingent payment associated with our prior sale of Mountainview was favorably resolved.

On February 10, 2004, we completed an offering of $500 million of unsecured senior notes. We used the net proceeds of the offering to repay $500 million of the term loan under our senior secured credit facilities that mature on July 31, 2007 (subject to a possible extension to April 30, 2008 if certain conditions are met). The unsecured notes mature on March 1, 2014 and are callable at the Company’s option at any time at a redemption price equal to 100% of the principal amount of the notes plus a “make-whole” premium. The notes were issued at a price of 98.288% and pay interest semi-annually at an annual coupon rate of 7.75%.

On March 17, 2004, we increased the size of our secured revolving credit facility from $250 million to $450 million through an expanded group of global financial institutions. We also negotiated amendments to our secured bank credit agreement, which includes the revolving credit facility and a $200 million secured term loan, to add financial flexibility to support our financial strategy.  Consistent with the Company’s improving credit statistics, there were no changes in the credit agreement’s pricing, financial covenants or maturity date. The amended credit facility and term loan expire in July 2007 (subject to a possible extension to April 30, 2008 if certain conditions are met).

We redeemed parent debt (net of refinancings) of approximately $350 million during the quarter ended March 31, 2004. These redemptions were comprised of $300 million of cash redemptions (both mandatory and optional) and also $50 million of exchanges of debt securities into common stock of the parent.  In the past we have bought back debt or exchanged debt for equity and we may do so in the future if beneficial opportunities arise.

In March 2004, we received an additional $20 million contingent payment in relation to the March 2003 asset sale of our equity interests in Mountainview Power Company and Mountainview Power Company LLC.

On April 14, 2004 the Company called for redemption $3,084,000 aggregate principal amount of its outstanding 10% senior secured notes due 2005. The notes were redeemed on a pro rata basis on May 14, 2004 at a redemption price equal to 100% of the principal amount thereof to be redeemed plus accrued and unpaid interest to the redemption date. The redemption was made out of excess asset sale proceeds and reflects the portion of asset sale proceeds allocable to the notes from an additional $20 million contingent payment received by AES in relation to its March 2003 sale of its equity interests in Mountainview Power Company and Mountainview Power Company LLC.

While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2004, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends and access the capital markets for additional financing. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements to which our project subsidiaries are subject. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company level with available cash balance and through a secured revolving credit facility of $450 million, which is part of our $650 million senior secured credit facilities. We did not have any outstanding borrowings under the revolving credit facility at March 31, 2004.

Various debt instruments at the parent company level, including our senior secured credit facilities, senior secured notes and senior subordinated notes contain certain restrictive covenants. The covenants provide for, among other items:

•      limitations on other indebtedness, liens, investments and guarantees,

•      restrictions on dividends and redemptions and payments of unsecured and subordinated debt and the use of proceeds,

•      restrictions on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off balance sheet and derivative arrangements, and

•      maintenance of certain financial ratios.

 Non-Recourse Debt Financing

IPALCO. On January 13, 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 2004 and to reimburse IPL’s treasury for expenditures previously incurred in connection with its capital expenditure program.

Project level defaults. While the lenders under our non-recourse debt financings generally do not have direct recourse to the parent company, defaults thereunder can still have important consequences for our results of operations and liquidity, including, without limitation:

•      reducing our cash flows as the subsidiary will typically be prohibited from distributing cash to the parent level during the pendancy of any default,

•      triggering our obligation to make payments under any financial guarantee, letter of credit or other credit support we have provided to or on behalf of such subsidiary,

•      causing us to record a loss in the event the lender forecloses on the assets, and

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

Certain of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying consolidated balance sheets relating to such defaults was $1.4 billion at March 31, 2004; approximately $571 million is held at discontinued operations and businesses held for sale.

AES Elpa and AES Transgas. On December 22, 2003, the Company concluded negotiations with the Brazilian National Development Bank (“BNDES”) and its wholly owned subsidiary, BNDES Participações S.A. (“BNDESPAR”), to restructure the outstanding indebtedness of the Company’s Brazilian subsidiaries AES Transgas and AES Elpa, the holding companies of Eletropaulo (“BNDES Debt Restructuring”).  On January 19, 2004 and on January 23, 2004, approval was received on the BNDES Debt Restructuring from ANEEL and the Brazilian Central Bank, respectively. The transaction became effective on January 30, 2004 after the required approvals were obtained and a  payment of $90 million was made by AES to BNDES..

Under the BNDES Debt Restructuring, all of the Company’s equity interests in Eletropaulo, AES Uruguaiana Empreendimentos Ltda. (“AES Uruguaiana”) and AES Tiete S.A. (“AES Tiete”) were transferred to Brasiliana Energia, S.A. (“Brasiliana Energia”), a holding company created for the debt restructuring. The debt at AES Elpa and AES Transgas was also transferred to Brasiliana Energia.

In exchange for the termination of $869 million of outstanding Brasiliana Energia debt and accrued interest, BNDES received $90 million in cash, 53.85% ownership of Brasiliana Energia, and a call option (the “Sul Option). The Sul Option, which would require the  Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to a six month extension under certain circumstances.  The debt refinancing was accounted for as a modification of a debt instrument; therefore, the $26 million of face value of remaining debt due in excess of carrying value will be amortized using the effective interest rate method over the life of the debt

To effect the new ownership structure, Brasiliana Energia issued 50.01% of its common shares to AES and the remainder to BNDES. It also issued a majority of its non-voting preferred shares to BNDES.  As a result, BNDES effectively owns 53.85% of the total capital of Brasiliana Energia. Pursuant to the shareholders’ agreement, AES controls Brasiliana Energia through its ownership of a majority of the voting shares of the company.

As a result of the stock issuance, AES recorded minority interest for BNDES’s share of Brasiliana Energia of $329 million.  In addition, the estimated fair value of the Sul Option was recorded as a liability in the amount of $37 million and will be marked to market in future quarters to reflect the changes in the underlying value of AES Sul, prior to BNDES exercise or the expiration of its call option.

AES treated the issuance of new shares in Brasiliana Energia to BNDES as a capital transaction in accordance with Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.”  The net loss of $442 million has been reported as an adjustment to AES’s additional paid-in capital on the consolidated balance sheet.  The net loss includes the write-off of amounts previously recorded through accumulated other comprehensive loss related to that portion of the Company’s investment which was effectively transferred to BNDES (53.85% of Brasiliana Energia). The write-offs included $769 million related to currency translation losses and $86 million related to minimum pension liability adjustments. See Note 8 “Comprehensive (Loss) Income”.

The remaining outstanding debt owed to BNDESPAR by Brasiliana Energia includes approximately $510 million of convertible debentures, non-recourse to AES (the “Convertible Debentures”).  The Convertible Debentures bear interest at a nominal rate of 9.0% per annum, and an effective rate of 9.67% indexed in U.S. dollars, and will amortize over an 11- year period with principal repayments beginning in 2007. Principal payments of $20 million, $45 million and $445 million will be due in 2007, 2008 and thereafter. Brasiliana Energia may not pay any dividends until 2007, at which point it may pay dividends up to 10% of its available cash to its shareholders.

In the event of a default under the Convertible Debentures, the debentures can be converted by BNDESPAR into common shares of Brasiliana Energia in an amount sufficient to give BNDESPAR operational and managerial control of Brasiliana Energia. Under the terms of the BNDES Debt Restructuring, the Company will, subject to certain protective rights granted to BNDESPAR under the Restructuring Documents, retain operational and managerial control of Eletropaulo, AES Uruguaiana and AES Tiete as long as no default under the Convertible Debentures occurs. The default and penalty interest accrued on the AES Transgas and AES Elpa debt will be pro rata forgiven as Brasiliana Energia makes timely payments on the new debt. If Brasiliana Energia does not make timely payments on the Convertible Debentures, this default and penalty interest would be immediately due and payable.

Eletropaulo. On March 12, 2004, Eletropaulo finalized its re-profiling of approximately $800 million in outstanding debt.  As a result of this transaction, approximately 70% of the re-profiled debt will be denominated in Brazilian Reais.  The syndicated debt has four tranches for both the U.S. Dollar and Brazilian Real debt portions with maturities through 2008.  The interest rate on the U.S. Dollar re-profiled debt is Libor plus 2.5% to 4.75% at March 31, 2004, and the interest rate on the re-profiled Brazilian Real debt is Certificate of Interbank Deposits (“CDI”) plus 2.5% to 4.75% which reduces to Libor and CDI plus 2.25% to 4.5% upon satisfaction of a post closing down payment.  CDI is an index based upon the average rate per cost of loans negotiated among the banks within Brazil.  On March 31, 2004, Libor was 1.11% and CDI was 16.02%.  A down payment of approximately 17% of the principal amount is expected in the first half of 2004 and is to be provided from the amount of the loan proceeds expected from certain loans to be provided by BNDES associated with rationing and Parcel A tracking account (CVA) tariff deferrals.  After making the down payment, approximately $121 million, $214 million, $170 million and $146 million of principal repayments will be due in 2005, 2006, 2007 and 2008, respectively.  No principal payments are due in 2004.  Approximately $69 million of receivables have been provided as collateral to the debt. Eletropaulo may pay dividends after March 31, 2005 to the extent it is required by Brazilian law, or certain dividend conditions (which include payment of scheduled amortization and the compliance with financial ratios) are met. The refinancing was accounted for as a modification of debt instruments; therefore, the bank fees of $19 million associated with this transaction were capitalized and will be amortized using the effective interest rate method over the life of the loan. Third party costs were expensed.  The agreement with Eletropaulo creditors resolves all the defaults except those relating to approximately $2.2 million of outstanding debt, classified as current at March 31, 2004, with its commercial paper lenders.  These outstanding defaulted debts do not have any cross-default or similar effects on any other debt.  The Company is studying the alternatives to solve this pending default.

Sul.    The efforts to restructure the debt at Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company's interest in Sul, are in process and have been focused in the following areas:

•

Successful restructuring of both the outstanding $71 million debenture agreement and the $10 million working capital loan (amounts based on December 31, 2003 exchange rate). The debenture agreement was amended to extend the amortization period to 5 principal payments ending in 2008 and 20 quarterly interest payments for the first tranche and 5 annual interest payments for the second tranche ending in 2008. The working capital loan was amended to extend the amortization period from 12 to 36 monthly payments ending in 2006.  Under the debenture agreement, Sul was required to sign the refinancing agreements relating to the $300 million syndicated loan referred to below by April 30, 2004.  The signing of these documents has not occurred, resulting in a covenant default of this facility.  Sul, AES Cayman Guiaba and the lenders under the $300 million syndicated loan continue to negotiate the final terms of the restructuring and Sul has called a meeting of its debenture holders to amend the debenture agreement to reflect the current status of these negotiations.

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

•

Successful restructuring of an approximately $47.4 million outstanding payable to Itaipu for energy purchases from the Itaipu hydroelectric station.  The parties agreed to extend the amortization period to monthly principal and interest payments ending in 2012, with an initial grace period of 12 months.

•	On March 26, 2004, Sul shareholders approved the grouping of 4,000 shares into one new share, at a cost of $2.7 million.

Sul and AES Cayman Guaiba will continue to face shorter-term debt maturities in 2004 and 2005, but given that a bankruptcy proceeding would generally be an unattractive remedy for each of its lenders as it could result in an intervention by ANEEL or a termination of Sul's concession, we think such an outcome is unlikely; however, we can not be assured that future negotiations will be successful, and AES may have to write-off some or all of the assets of Sul or AES Cayman Guaiba. The Company's total investment associated with Sul as of March 31, 2004 was approximately $271 million.

Gener. Pursuant to Gener’s plan to refinance $700 million of its indebtedness, (i) on February 27, 2004, AES invested through its subsidiary, Inversiones Cachagua Ltd. (“Cachagua”), a holding company of Gener, approximately $298 million in Gener as settlement of Cachagua intercompany loan with Gener; (ii) Gener issued $400 million of bonds that mature in 2014 and carry a coupon rate of 7.5%. In anticipation of the issuance of the bonds, a series of treasury lock agreements were executed to reduce Gener’s exposure to the underlying interest rate of the bonds. The treasury lock agreements were not documented as cash flow hedges at the time they were executed. The fair market value of these transactions represented a loss of $22.1 million before minority interest and income taxes and was recognized in the first quarter of 2004; (iii) Gener executed cash tender offers for its $477 million 6% Chilean Convertible Notes and 6% U.S. Convertible Notes due 2005 (excluding non-conversion premium paid at maturity), and for its $200 million 6.5% Yankee Notes due 2006. During March and April 2004, Gener repurchased approximately $145 million of 6.5% Yankee Bonds and $56 and $157 million of the 6% U.S. and 6% Chilean Convertible Notes, respectively; and (iv) The equity capital markets transaction pursuant to which Cachagua planned to sell a portion of its Gener shares was terminated in early April due to uncertainty related to gas restrictions in Argentina. Cachagua had intended to use a portion of the proceeds from the equity sale to purchase its pro rata share, up to $97.8 million, of the new common Gener shares to be offered to existing shareholders in May 2004 as part of the restructuring plan. Notwithstanding its termination of the secondary Gener share sale, Cachagua is obligated to subscribe to its pro rata portion of the new Gener equity issuance. Cachagua placed $97.8 million, which represents its share of the dividend distributed by Gener on February 27, 2004, to all holders of Gener’s common stock plus the proceeds Cachagua received from a foreign exchange hedge, into a trust to ensure that it will have sufficient funds to purchase its pro rata share of the new common shares to be issued by Gener.  Cachagua’s obligation to (i) contribute capital or (ii) subscribe to its pro rata portion of an offering of Gener common shares, may be funded with either a new financing, an additional capital contribution by AES or by using the dividend that is held in the trust account.

In addition, on April 16, 2004, Gener completed the restructuring of $143 million debt of its subsidiaries TermoAndes S.A. (“TermoAndes”) and InterAndes S.A. (“InterAndes”). Under the terms of the agreement, lenders and swap counterparties received an upfront payment that was funded with $36 million of cash held in the TermoAndes and InterAndes trust accounts, and a cash contribution of $26 million by Gener. In exchange, the lenders and swap counterparties extended a new loan to Gener to enable it to repurchase the original notes and repay the swap termination fee. The new loan maturity was extended to 2010. As a result of the debt restructuring, the TermoAndes debt is no longer in default and has been re-profiled in the accompanying consolidated balance sheets as $74 million current non-recourse debt and $69 million non-current non-recourse debt.

Dominican Republic. At the end of 2003, Los Mina and Andres, both wholly owned subsidiaries of AES in the Dominican Republic, each had covenant defaults on its outstanding debt. In addition, on March 11, 2004, Los Mina failed to make a $20 million revolving loan payment under its existing credit agreement. On April 30, 2004, an amendment to the existing Los Mina credit agreement was completed that extended the maturity of the loan and increased the interest rate. The Los Mina credit agreement amendment cured the Los Mina payment default and cross default under the Andres credit agreement. As of March 31, 2004, the debt for both Los Mina and Andres was reported as current non-recourse debt in the accompanying consolidated balance sheets because of the covenant defaults. Discussion with the lenders are ongoing. These businesses expect to receive waivers for the covenant defaults upon completion of those discussions.

Venezuela. At March 31, 2004, our subsidiary EDC was not in compliance with the net worth covenant in two facilities totaling $101 million, $94 million and $7 million, respectively. The respective covenants require EDC to maintain Consolidated Tangible Net Worth of $1.5 billion based on Venezuelan GAAP. Due to the impact of the devaluation of Venezuelan Bolivar in the first quarter of 2004, EDC did not meet this covenant. On May 3, 2004, EDC negotiated an amendment to the $94 million facility to permit calculation pursuant to U.S. GAAP, which cured the covenant default. We continue to pursue amendment of the $7 million facility. As of March 31, 2004, $56 million of the debt was classified as long-term non-recourse debt in the accompanying consolidated balance sheets.

None of the subsidiaries referred to above that are currently in default are owned by subsidiaries that currently meet the applicable definition of materiality in AES’s corporate debt agreements in order for such defaults to trigger an event of default or permit an acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES parent company’s senior notes, senior subordinated notes and junior subordinated notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the first quarter of 2004 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Rules 13a-15 or 15d-15, have concluded that as of the March 31, 2004, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See discussion of litigation and other proceedings in Part I, Note 6 to the consolidated financial statements which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In the first quarter of 2004, the Company issued an aggregate of 6,143,500 shares of its common stock in exchange for $50,000,000 aggregate principal amount of the Company’s outstanding senior subordinated notes. The shares were issued without registration in reliance upon Section 3(a)(9) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

10.1

THIRD AMENDED AND RESTATED CREDIT AND REIMBURSEMENT AGREEMENT dated as of March 17, 2004 among THE AES CORPORATION, a Delaware corporation , the SUBSIDIARY GUARANTORS listed herein, the BANKS listed on the signature pages hereof, CITIGROUP GLOBAL MARKETS INC., as Lead Arranger and Book Runner, BANC OF AMERICA SECURITIES LLC, as Lead Arranger and Book Runner and as Co-Syndication Agent, DEUTSCHE BANK SECURITIES INC, as Lead Arranger and Book Runner, UNION BANK OF CALIFORNIA, N.A., as Co-Syndication Agent and as Lead Arranger and Book Runner and as Syndication Agent, LEHMAN COMMERCIAL PAPER INC., as Co-Documentation Agent, UBS SECURITIES LLC, as Co-Documentation Agent, SOCIÉTÉ GÉNÉRALE, as Co-Documentation Agent, CREDIT LYONNAIS NEW YORK BRANCH, as Co-Documentation Agent, CITICORP USA, INC., as Administrative Agent for the Bank Parties and CITIBANK, N.A., as Collateral Agent for the Bank Parties.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

Date	Item Reported On
February 5, 2004	Items 12 and 5— disclosure of the Company’s financial results for the year ended December 31, 2003.

February 13, 2004	Items 5 and 7 — disclosure relating to the Company’s filing the Form of Tenth Supplemental Indenture between The AES Corporation and Wells Fargo Bank Minnesota, N. A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AES Corporation
(Registrant)

Date: May 10, 2004	By:	/s/ Barry J. Sharp
Name: Barry J. Sharp
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

10.1

THIRD AMENDED AND RESTATED CREDIT AND REIMBURSEMENT AGREEMENT dated as of March 17, 2004 among THE AES CORPORATION, a Delaware corporation , the SUBSIDIARY GUARANTORS listed herein, the BANKS listed on the signature pages hereof, CITIGROUP GLOBAL MARKETS INC., as Lead Arranger and Book Runner, BANC OF AMERICA SECURITIES LLC, as Lead Arranger and Book Runner and as Co-Syndication Agent, DEUTSCHE BANK SECURITIES INC, as Lead Arranger and Book Runner, UNION BANK OF CALIFORNIA, N.A., as Co-Syndication Agent and as Lead Arranger and Book Runner and as Syndication Agent, LEHMAN COMMERCIAL PAPER INC., as Co-Documentation Agent, UBS SECURITIES LLC, as Co-Documentation Agent, SOCIÉTÉ GÉNÉRALE, as Co-Documentation Agent, CREDIT LYONNAIS NEW YORK BRANCH, as Co-Documentation Agent, CITICORP USA, INC., as Administrative Agent for the Bank Parties and CITIBANK, N.A., as Collateral Agent for the Bank Parties.