Form 10-Q
period 2004-06-30
AES CORPORATION
filed 2004-08-06
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No☐

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at July 28, 2004, was 646,415,379.

THE AES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

TABLE OF CONTENTS

Part I:	Financial Information
Item 1:	Financial Statements
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 (unaudited) and the three and six months ended June 30, 2003 (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 (unaudited) and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures

Part II:	Other Information
Item 1:	Legal Proceedings
Item 2:	Changes in Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submissions of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits and Reports on Form 8-K
Signatures
Certifications

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE AES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues:
Regulated	$1,147	$1,061	$2,293	$2,027
Non-regulated	1,116	931	2,227	1,876
Total revenues	2,263	1,992	4,520	3,903
Cost of sales:
Regulated	(878)	(853)	(1,767)	(1,604)
Non-regulated	(737)	(600)	(1,425)	(1,186)
Total cost of sales	(1,615)	(1,453)	(3,192)	(2,790)

General and administrative expenses	(42)	(32)	(90)	(61)
Interest expense	(460)	(518)	(953)	(1,018)
Interest income	70	56	139	125
Other income	28	94	39	114
Other expense	(27)	(18)	(52)	(45)
Loss on sale or write-down of investments and asset impairment expense	—	(24)	(1)	(24)
Foreign currency transaction (losses) gains on net monetary position	(55)	107	(63)	189
Equity in earnings of affiliates	23	21	39	45
Income before income taxes and minority interest	185	225	386	438

Income tax expense	(59)	(66)	(123)	(127)
Minority interest, net of taxes	(59)	(20)	(122)	(41)
Income from continuing operations	67	139	141	270

Loss from operations of discontinued businesses (net of income tax benefit of $6, $24, $4 and $28, respectively)	(29)	(268)	(55)	(304)
Income (loss) before cumulative effect of accounting change	38	(129)	86	(34)
Cumulative effect of accounting change (net of income tax benefit of $1)	—	—	—	(2)

Net income (loss)	$38	$(129)	$86	$(36)

Basic earnings per share:
Income from continuing operations	$0.10	$0.24	$0.22	$0.48
Discontinued operations	(0.04)	(0.46)	(0.08)	(0.54)
Cumulative effect of accounting change	—	—	—
Basic earnings (loss) per share	$0.06	$(0.22)	$0.14	$(0.06)
Diluted earnings per share:
Income from continuing operations	$0.10	$0.24	$0.22	$0.47
Discontinued operations	(0.04)	(0.46)	(0.09)	(0.53)
Cumulative effect of accounting change	—	—	—	—
Diluted earnings (loss) per share	$0.06	$(0.22)	$0.13	$(0.06)

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,248	$1,737
Restricted cash	303	288
Short-term investments	150	189
Accounts receivable, net of reserves of $262 and $291, respectively	1,165	1,211
Inventory	366	376
Deferred income taxes — current	152	136
Prepaid expenses	87	64
Other current assets	807	680
Current assets of discontinued operations and businesses held for sale	206	205
Total current assets	4,484	4,886

Property, plant and equipment:
Land	710	733
Electric generation and distribution assets	21,538	21,076
Accumulated depreciation and amortization	(4,797)	(4,587)
Construction in progress	785	1,278
Property, plant and equipment — net	18,236	18,500

Other assets:
Deferred financing costs — net	468	430
Investments in and advances to affiliates	666	648
Debt service reserves and other deposits	615	617
Goodwill — net	1,376	1,378
Deferred income taxes — noncurrent	746	781
Long-term assets of discontinued operations and businesses held for sale	700	750
Other assets	1,706	1,976
Total other assets	6,277	6,580

Total assets	$28,997	$29,966

See Notes to Condensed Consolidated Financial Statements.

JUNE 30, 2004 AND DECEMBER 31, 2003

(Unaudited)

($ in millions, except per share data)

	June 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,083	$1,225
Accrued interest	352	561
Accrued and other liabilities	1,252	1,156
Current liabilities of discontinued operations and businesses held for sale	752	699
Recourse debt—current portion	—	77
Non-recourse debt—current portion	1,797	2,769
Total current liabilities	5,236	6,487

Long-term liabilities:
Non-recourse debt	11,047	10,930
Recourse debt	5,493	5,862
Deferred income taxes	1,062	1,113
Pension liabilities	865	947
Long-term liabilities of discontinued operations and businesses held for sale	15	94
Other long-term liabilities	2,939	3,083
Total long-term liabilities	21,421	22,029

Minority interest (including discontinued operations of $12 and $12, respectively)	1,166	805

Stockholders’ equity:
Common stock - $.01 par value – 1,200 million shares authorized for 2004 and 2003, 645 million issued and outstanding in 2004, 626 million issued and outstanding in 2003	6	6
Additional paid-in capital	5,465	5,737
Accumulated deficit	(1,017)	(1,103)
Accumulated other comprehensive loss	(3,280)	(3,995)
Total stockholders’ equity	1,174	645

Total liabilities and stockholders’ equity	$28,997	$29,966

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	For the six months ended
	June 30, 2004	June 30, 2003
Operating activities:
Net income	86	(36)
Adjustments:
Depreciation and amortization – continuing and discontinued operations	399	378
Other noncash charges	419	88
(Decrease) increase in working capital	(294)	306
Net cash provided by operating activities	$610	$736

Investing activities:
Property additions and project development costs	(377)	(573)
Net proceeds from the sale of assets	36	689
Sale (purchase) of short-term investments, net	16	(18)
Affiliate advances and equity investments	9	—
Increase (decrease) in restricted cash	19	(407)
(Decrease) increase in debt service reserves and other assets	(28)	182
Other	(2)	—
Net cash used in investing activities	(327)	(127)

Financing activities:
Repayments under the revolving credit facilities, net	—	(8)
Issuance of non-recourse debt and other coupon bearing securities	1,725	2,521
Repayments of non-recourse debt and other coupon bearing securities	(2,351)	(2,604)
Payments for deferred financing costs	(65)	(68)
Proceeds from sale of common stock	4	335
(Distributions to) contribution by minority interests, net	(52)	6
Other	(2)	(2)
Net cash (used in) provided by financing activities	(741)	180
Effect of exchange rate changes on cash	(34)	35
Total (decrease) increase in cash and cash equivalents	(492)	824
Decrease in cash and cash equivalents of discontinued operations and businesses held for sale	3	57
Cash and cash equivalents, beginning	1,737	792
Cash and cash equivalents, ending	$1,248	1,673

Supplemental interest and income taxes disclosures:
Cash payments for interest – net of amounts capitalized	$858	930
Cash payments for income taxes – net of refunds	82	53

Supplemental schedule of noncash investing and financing activities:
Common stock issued for debt retirement	145	23
Brasiliana Energia debt exchange	779	—

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      FINANCIAL STATEMENT PRESENTATION

Consolidation

The condensed consolidated financial statements include the accounts of The AES Corporation, its subsidiaries and controlled affiliates (“Company” or “AES”).  Furthermore, variable interest entities in which the Company has an interest have been consolidated where the Company is identified as the primary beneficiary.  In all cases, AES holds a majority ownership interest in those variable interest entities that have been consolidated.  All intercompany transactions and balances have been eliminated in consolidation.  Investments in which the Company has the ability to exercise significant influence but not control are accounted for using the equity method.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods.  In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2003 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004.

Certain reclassifications have been made to prior-period amounts to conform to the 2004 presentation.  Furthermore, financial statement classification is presented based on discontinued operations classifications as of June 30, 2004.  For the three and six months ended June 30, 2003, results of operations and cash flow components that were either disposed or held for sale and treated as discontinued operations subsequent to June 30, 2003 have been reclassified into discontinued operations to conform to the 2004 presentation.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46” or “Interpretation”). FIN 46 is an interpretation of Accounting Research Bulletin 51 “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (“VIE”). The primary objective of the Interpretation is to provide guidance on the identification of and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination.

On December 24, 2003, the FASB issued Interpretation No. 46 (Revised 2003) Consolidation of Variable Interest Entities (“FIN 46(R)” or “Revised Interpretation”), which partially deferred the effective date of FIN 46 for certain entities and makes other changes to FIN 46, including a more complete definition of variable interest and an exemption for many entities defined as businesses.

The Company applied FIN 46 in its financial statements relating to its interest in variable interest entities or potential variable interest entities as of December 31, 2003, and applied FIN 46(R) as of March 31, 2004. The application of FIN 46(R) did not have an impact on the Company’s condensed consolidated financial statements for the quarter ended March 31, 2004 or June 30, 2004.

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  FSP 106-2 supersedes FSP 106-1 issued in January 2004.  FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for FSP 106-2 is the first interim or annual period beginning after June 15, 2004.  The Company adopted FSP 106-2 as of June 30, 2004.

One of the Company’s subsidiaries maintains a retiree health benefit plan that currently includes a prescription drug benefit that is provided to retired employees. The enactment of the Act did not have a significant effect on the Company’s retirement plans and is not deemed a significant event pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 106 “Employer’s Accounting for Postretirement Benefits Other than Pensions.” Pursuant to FSP 106-2, the effects of the Act will be incorporated into the next measurement of plan obligations as of December 31, 2004 as required by SFAS 106. The subsidiary’s accumulated postretirement benefit obligation and net periodic postretirement benefit costs currently do not reflect any effect of the Act.

Stock Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003.  Substantially all awards granted, modified, or settled prior to December 31, 2002, were vested as of January 1, 2003.  The stock-based employee compensation costs, net of related tax effects, applicable to the three and six months ended June 30, 2003 and 2004 that would have been included in the determination of net income if the fair value base method had been applied to awards granted, modified or settled prior to December 31, 2002 would have been nominal.

During the three and six months ended June 30, 2004, the Company recorded stock-based compensation expense of approximately $5.6 million and $10.5 million, respectively.  During the three and six months ended June 30, 2003, the Company recorded $2.7 million and $3.7 million, respectively.

Change in Accounting Principle

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded, the Company capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company will settle the obligation for its recorded amount or incur a gain or loss.

The Company’s asset retirement obligations covered by SFAS No. 143 primarily include active ash landfills, water treatment basins and the removal or dismantlement of certain plant and equipment. As of December 31, 2002, the Company had a recorded liability of approximately $15 million related to asset retirement obligations. Upon adoption of SFAS No. 143 on January 1, 2003, the Company recorded an additional liability of approximately $13 million, a net asset of approximately $9 million and a cumulative effect of a change in accounting principle of approximately $2 million, after income taxes.

2.                                      INVENTORY

Inventory, valued at the lower of cost or market (first in, first out method) consists of the following ($ in millions):

	June 30, 2004	December 31, 2003
Coal, fuel oil, and other raw materials	$144	$171
Spare parts and supplies	240	225
Subtotal	384	396
Less: Inventory of discontinued operations	(18)	(20)
Total	$366	$376

3.                                      EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the dilutive effects of stock options, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method in accordance with SFAS No. 128, “Earnings Per Share” (in millions, except per share amounts).

	For the three months ended June 30,
	2004			2003
	Income from continuing operations	Weighted Average Shares	EPS	Income from continuing operations	Weighted Average Shares	EPS
Basic earnings per share:
Income from continuing operations	$67	638	$0.10	$139	573	$0.24
Effect of assumed conversion of dilutive securities:
Options	—	5	—	—	4	—
Convertible debt	—	—	—	1	6	—
Dilutive income (loss) per share	$67	643	$0.10	$140	583	$0.24

There were approximately 28,961,475 and 27,817,179 options outstanding at June 30, 2004 and 2003, respectively, that were omitted from the earnings per share calculation for the three months ended June 30, 2004 and 2003 because they were anti-dilutive.  All term convertible preferred securities (“TECONS”) and convertible debt were also omitted from the earnings per share calculation from the three months ended June 30, 2004 because they were anti-dilutive.  For the three months ended June 30, 2003, all TECONS were also omitted from the earnings per share calculation because they were anti-dilutive.

	For the six months ended June 30,
	2004			2003
	Income from continuing operations	Weighted Average Shares	EPS	Income from continuing operations	Weighted Average Shares	EPS
Basic earnings per share:
Income from continuing operations	$141	633	$0.22	$270	567	$0.48
Effect of assumed conversion of dilutive securities:
Options	—	5	—	—	2	—
Convertible debt	—	—	—	2	6	(0.01)
Dilutive income per share	$141	638	$0.22	$272	575	$0.47

There were approximately 26,658,640 and 30,433,084 options outstanding at June 30, 2004 and 2003, respectively, that were omitted from the earnings per share calculation for the six months ended June 30, 2004 and 2003 because they were anti-dilutive. Total options outstanding at June 30, 2004 and 2003 were 41,558,026 and 42,346,101, respectively.  All TECONS and convertible debt were also omitted from the earnings per share calculation from the six months ended June 30, 2004 because they were anti-dilutive.  For the six months ended June 30, 2003, all TECONS were also omitted from the earnings per share calculation because they were anti-dilutive.

4.                                      DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In September 2003, AES reached an agreement to sell 100% of its ownership interest in AES Whitefield, a generation business located in the United States.  At December 31, 2003, this business was classified as held for sale in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets.” The sale of AES Whitefield was completed on March 9, 2004 for nominal consideration. AES Whitefield was previously reported in the competitive supply segment.

In December 2002, AES classified its investment in Mountainview Power Company (“Mountainview”), a generation business located in the United States, as held for sale. In the fourth quarter of 2002, the Company recorded a pre-tax impairment charge of $415 million ($270 million after-tax) to reduce the carrying value of Mountainview’s assets to estimated realizable value in accordance with SFAS No. 144. The determination of the realizable value was based on available market information obtained through discussions with potential buyers. In January 2003, the Company entered into an agreement to sell Mountainview for $30 million with another $20 million payment contingent on the achievement of project specific milestones. The transaction closed in March 2003 and resulted in a gain on sale of approximately $4 million after tax. In March 2004, the contingencies were resolved and the final payment of $20 million was received and recognized as a gain in discontinued operations. Mountainview was previously reported in the competitive supply segment.

During June 2004, AES completed the sale of its ownership in AES Communications Bolivia (“Bolivia”).  On June 18, 2004, AES completed the first phase of the sale when AES signed Amendment No. 1 to the Stock Purchase Agreement, modifying the original Stock Purchase Agreement entered onto on August 25, 2003.  As a result of this amendment, AES sold 85.5% of its ownership of Bolivia.  On June 30, 2004, AES completed the second phase when AES signed a Stock Purchase Agreement whereby AES sold its remaining 14.5% interest in Bolivia.  During the third quarter of 2003, when the original Stock Purchase Agreement was signed, Bolivia was reported as an asset held for sale and a pre-tax impairment charge of $29 million to reduce the carrying value of the assets to their estimated fair value in accordance with SFAS No. 144 was reported.  An additional $2 million loss was recognized at the conclusion of the sale.  AES does not have any investment remaining in Bolivia and no longer consolidates their assets or liabilities.  Bolivia was previously reported in the competitive supply segment.

All of the business components discussed above are classified as discontinued operations in the accompanying condensed consolidated statements of operations.  Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date.  AES management believes that all held for sale operations will be disposed of in 2004.

Information for business components included in discontinued operations is as follows ($ in millions):

	For the three months ended June 30,
	2004	2003
Revenues	$143	$282

Loss from operations before disposal and impairment writedown (before taxes)	(33)	(83)
Loss on disposal, net of impairment writedowns (before taxes)	(2)	(209)
Loss from operations (before taxes)	(35)	(292)
Income tax benefit	6	24
Loss from operations of discontinued businesses (after taxes)	$(29)	$(268)

	For the six months ended June 30,
	2004	2003
Revenues	$273	$786

Loss from operations before disposal and impairment writedown (before taxes)	(74)	(141)
Gain (loss) on disposal, net of impairment writedowns (before taxes)	15	(191)
Loss from operations (before taxes)	(59)	(332)
Income tax benefit	4	28
Loss from operations of discontinued businesses (after taxes)	$(55)	$(304)

The assets and liabilities associated with the discontinued operations and assets held for sale are segregated on the condensed consolidated balance sheets at June 30, 2004 and December 31, 2003. The carrying amount of major asset and liability classifications for businesses recorded as discontinued operations and held for sale are as follows:

	June 30, 2004	December 31, 2003
	($ in millions)
ASSETS:
Cash	$8	$11
Restricted cash	10	34
Short-term investments	—	—
Accounts receivable, net	114	88
Inventory	18	20
Property, plant and equipment	570	614
Other assets	186	188
Total assets	$906	$955

LIABILITIES:
Accounts payable	$91	$76
Current portion of long-term debt	601	580
Long-term debt	—	56
Other liabilities	75	81
Total liabilities	$767	$793

5.                                      COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the three and six months ended June 30, 2004 and 2003 are as follows ($ in millions):

	For the three months ended June 30,
	2004	2003

Net income (loss)	$38	$(129)

Foreign currency translation adjustments (net of income taxes of $0 and $0, respectively)	(81)	153
Derivative activity:
Reclassification to earnings (net of income taxes of $10 and $14, respectively)	38	38
Change in derivative fair value (net of income tax benefit of $12 and $20, respectively)	(2)	(50)
Total change in fair value of derivatives	36	(12)

Minimum pension liability (net of income taxes of $2 and $0, respectively)	2	(1)

Comprehensive (loss) income	$(5)	$11

	For the six months ended June 30,
	2004	2003

Net income (loss)	$86	$(36)

Foreign currency translation adjustments:
Foreign currency translation adjustments arising during the period (net of income taxes of $0 and $0, respectively)	(71)	183
Add: Discontinued foreign entity (no income tax effect)	—	1
Total foreign currency translation adjustments	(71)	184

Derivative activity:
Reclassification to earnings (net of income taxes of $26 and $41, respectively)	82	95
Change in derivative fair value (net of income tax benefit of $142 and $68, respectively)	(153)	(133)
Total change in fair value of derivatives	(71)	(38)

Minimum pension liability:
Minimum pension liability (net of income taxes of $2 and $0, respectively)	2	(1)
Add: Discontinued businesses (net of income taxes of $0 and $40, respectively)	—	61
Total change in minimum pension liability	2	60

Comprehensive (loss) income	$(54)	$170

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of December 31, 2003	$(3,995)
Total foreign currency translation adjustments for the six months ended June 30, 2004	(71)
Total change in fair value of derivatives for the six months ended June 30, 2004	(71)
Total change in minimum pension liability	2
Recognition of cumulative translation adjustment and minimum pension liability due to BNDES debt restructuring	855
Accumulated other comprehensive loss as of June 30, 2004	$(3,280)

6.                                      SEGMENTS

We report our financial results in four business segments of the electricity industry: large utilities, growth distribution, contract generation and competitive supply. Our large utility segment consists of three large utilities located in the United States (Indianapolis Power & Light Company or “IPL”), Brazil (AES Eletropaulo) and Venezuela (C.A. La Electricidad de Caracas or “EDC”). Each of these three utilities is of significant size and each maintains a monopoly franchise within a defined service area. Our growth distribution segment consists of distribution facilities located in developing countries where the demand for electricity is expected to grow at a higher rate than in more developed parts of the world. Our contract generation segment consists of facilities that have contractually limited their exposure to commodity price risks and electricity price volatility by entering into long-term (five years or longer) power sales agreements for 75% or more of their output capacity. These contractual agreements generally allow our contract generation businesses to reduce their exposure from the commodity and electricity price volatility and thereby increase the predictability of their cash flows and earnings. Competitive supply consists primarily of power plants selling electricity to wholesale customers through competitive markets, and as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity, natural gas and coal.

Information about the Company’s operations by segment is as follows ($ in millions):

	Revenue		Gross Margin
For the three months ended June 30,	2004	2003	2004	2003
Large Utilities	$834	$778	$207	$163
Growth Distribution	313	283	62	45
Contract Generation	868	735	326	286
Competitive Supply	248	196	53	45
Total	$2,263	$1,992	$648	$539

	Revenue		Gross Margin
For the six months ended June 30,	2004	2003	2004	2003
Large Utilities	$1,652	$1,480	$401	$328
Growth Distribution	641	547	125	95
Contract Generation	1,736	1,451	685	576
Competitive Supply	491	425	117	114
Total	$4,520	$3,903	$1,328	$1,113

Intersegment revenues for the three months ended June 30, 2004 and 2003 were $111 million and $66 million, respectively, and $213 million and $121 million for the six months ended June 30, 2004 and 2003, respectively.

	Total Assets
	June 30, 2004	December 31, 2003
Large Utilities	$9,166	$9,471
Growth Distribution	2,730	2,788
Contract Generation	13,389	13,473
Competitive Supply	2,177	2,137
Discontinued Businesses	906	955
Corporate	629	1,142
Total assets	$28,997	$29,966

7.                                      FOREIGN CURRENCY TRANSACTION (LOSSES) GAINS ON NET MONETARY POSITION

AES operates businesses in many foreign countries. Investments in foreign countries may be impacted by significant fluctuations in foreign currency exchange rates. The Company’s financial position and results of operations have been significantly affected by fluctuations in the value of the Argentine Peso, the Brazilian Real and the Venezuelan Bolivar relative to the U.S. Dollar.

Depreciation of the Argentine Peso and the Brazilian Real has resulted in foreign currency translation and transaction losses. Appreciation of those currencies has resulted in gains. Conversely, depreciation of the Venezuelan Bolivar has resulted in foreign currency gains and appreciation has resulted in losses. Net foreign currency transaction (losses) gains on net monetary position at the Company and its subsidiaries were as follows (in millions):

	For the three months ended June 30,
	2004	2003

Argentina	$(12)	$23
Brazil	(32)	124
Venezuela	(8)	(27)
Other	(3)	(13)
Total (1)	$(55)	$107

	For the six months ended June 30,
	2004	2003

Argentina	$(4)	$62
Brazil	(41)	157
Venezuela	(4)	(17)
Other	(14)	(13)
Total (1)	$(63)	$189

(1) Includes gains (losses) on foreign currency derivative contracts ($ in millions) as follows:

	2004	2003
Three months ended June 30	$(6)	$(8)
Six months ended June 30	(14)	(2)

8.                                      FINANCING TRANSACTIONS

Recourse Debt

Debt redemptions and refinancings

During the three and six months ended June 30, 2004, AES redeemed parent debt (net of refinancings) of approximately $96 million and $446 million, respectively. The $446 million of redemptions in the first six months of 2004 were comprised of $304 million of cash redemptions (both mandatory and optional), and $142 million face value of exchanges of debt securities into common stock of the parent.  Related to such redemptions, AES recorded losses on debt extinguishment of approximately $2 million for the three months ended June 30, 2004 and $17 million for the six months ended June 30, 2004.  Included in these losses was a prepayment penalty of $5 million.  These losses are recorded in other expense in the accompanying condensed consolidated statement of operations.

In February, 2004, AES issued $500 million of unsecured 7.75% senior notes due 2014. The notes are callable at the Company’s option at any time at a redemption price equal to 100% of the principal amount of the notes plus a “make-whole” premium.  The notes were issued at a price of 98.288%.  AES used the net proceeds of the offering to repay a portion of the term loan under its senior secured credit facilities.

Amended and restated bank facilities

On March 17, 2004, AES increased the size of its revolving loan and letter of credit facility to $450 million from the previous $250 million. As of June 30, 2004, there were no revolving loans outstanding, and there were $119 million in letters of credit issued and outstanding.

In conjunction with the amendment to increase the amount available, other amendments were made to the credit facilities.  The senior secured credit facilities are subject to mandatory prepayments, such as the prepayment associated with net cash proceeds from the issuance of debt by subsidiaries. This prepayment requirement was modified such that 75% of the net proceeds upstreamed to the parent, after the first $200 million proceeds accumulating from March 17, 2004, must be applied to repay the bank facilities, other than such issuances by IPALCO or the Guarantors in which case such sweep percentage is 100%.

Non-Recourse Debt

Currently, some of the Company’s subsidiaries are in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheets related to such defaults was $931 million at June 30, 2004, of which approximately $598 million is held at discontinued operations.

AES Elpa and AES Transgas

On December 22, 2003, the Company concluded negotiations with the Brazilian National Development Bank (“BNDES”) and its wholly owned subsidiary, BNDES Participações S.A. (“BNDESPAR”), to restructure the outstanding indebtedness of the Company’s Brazilian subsidiaries AES Transgas and AES Elpa, the holding companies of AES Eletropaulo (“BNDES Debt Restructuring”).  On January 19, 2004 and on January 23, 2004, approval was received on the BNDES Debt Restructuring from ANEEL and the Brazilian Central Bank, respectively. The transaction became effective on January 30, 2004 after the required approvals were obtained and a payment of $90 million was made by AES to BNDES.

Under the BNDES Debt Restructuring, all of the Company’s equity interests in AES Eletropaulo, AES Uruguaiana Empreendimentos Ltda. (“AES Uruguaiana”) and AES Tiete S.A. (“AES Tiete”) were transferred to Brasiliana Energia, S.A. (“Brasiliana Energia”), a holding company created for the debt restructuring. The debt at AES Elpa and AES Transgas was also transferred to Brasiliana Energia.

In exchange for the termination of $869 million of outstanding Brasiliana Energia debt and accrued interest, BNDES received $90 million in cash, 53.85% ownership of Brasiliana Energia, and a call option (“Sul Option”). The Sul Option which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to a six month extension under certain circumstances.  The debt refinancing was accounted for as a modification of a debt instrument; therefore, the $26 million of face value of remaining debt due in excess of carrying value will be amortized using the effective interest rate method over the life of the debt.

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

As a result of the stock issuance, AES recorded minority interest for BNDES’s share of Brasiliana Energia of $329 million.  In addition, the estimated fair value of the Sul Option was recorded as a liability in the amount of $37 million and will be marked-to-market in future quarters to reflect the changes in the underlying value of AES Sul, prior to BNDES’s exercise or the expiration of its call option.  The value of the Sul Option as of June 30, 2004 was $37 million.

AES treated the issuance of new shares in Brasiliana Energia to BNDES as a capital transaction in accordance with Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.”  The net loss of $442 million has been reported as an adjustment to AES’s additional paid-in capital on the condensed consolidated balance sheet.  The net loss includes the write-off of amounts previously recorded through accumulated other comprehensive loss related to that portion of the Company’s investment which was effectively transferred to BNDES (53.85% of Brasiliana Energia). The write-offs included $769 million related to currency translation losses and $86 million related to minimum pension liability adjustments.

The remaining outstanding debt owed to BNDESPAR by Brasiliana Energia includes approximately $510 million of convertible debentures, non-recourse to AES (“Convertible Debentures”).  The Convertible Debentures bear interest at a nominal rate of 9.0% per annum, an effective rate of 9.67% indexed in U.S. Dollars, and will amortize over an 11 year period with principal repayments beginning in 2007. Principal payments of $20 million, $45 million and $445 million will be due in 2007, 2008 and thereafter, respectively. Brasiliana Energia may not pay any dividends until 2007, at which point it may pay dividends up to 10% of its available cash to its shareholders.

In the event of a default under the Convertible Debentures, the debentures can be converted by BNDESPAR into common shares of Brasiliana Energia in an amount sufficient to give BNDESPAR operational and managerial control of Brasiliana Energia. Under the terms of the BNDES Debt Restructuring, the Company will, subject to certain protective rights granted to BNDESPAR under the Restructuring Documents, retain operational and managerial control of AES Eletropaulo, AES Uruguaiana and AES Tiete as long as no default under the Convertible Debentures occurs. The default and penalty interest accrued on the AES Transgas and AES Elpa debt will be forgiven pro rata as Brasiliana Energia makes timely payments on the new debt. If Brasiliana Energia does not make timely payments on the Convertible Debentures, this default and penalty interest would be immediately due and payable.

AES Eletropaulo

On March 12, 2004, AES Eletropaulo finalized its re-profiling of approximately $800 million in outstanding debt.  As a result of this transaction, approximately 70% of the re-profiled debt is denominated in Brazilian Reais.  The syndicated debt has four tranches for both the U.S. Dollar and Brazilian Real debt portions with maturities through 2008.  The interest rate on the U.S. Dollar re-profiled debt is LIBOR plus 2.5% to 4.75% and the interest rate on the re-profiled Brazilian Real debt is Certificate of Interbank Deposits (“CDI”) plus 2.5% to 4.75%.  These interest rates reduce to LIBOR and CDI plus 2.25% to 4.5%, respectively, upon satisfaction of a post-closing down payment.  CDI is an index based upon the average rate per cost of loans negotiated among the banks within Brazil.  On June 30, 2004, LIBOR was 1.59% and CDI was 15.79%.  A down payment of approximately 17% of the principal amount was expected in the first half of 2004 from the proceeds of certain loans to be provided by BNDES associated with rationing and Parcel A tracking account (“CVA”) tariff deferrals.  The CVA loan in the amount of $166 million was disbursed by BNDES to AES Eletropaulo on June 3, 2004, and funds were used to pay intra-sector obligations as well as to make the partial down payment on the syndicated debt.  After making the full down payment, which will occur upon the disbursement by BNDES of the rationing loan, approximately $117 million, $205 million, $161 million and $138 million of principal repayments will be due in 2005, 2006, 2007 and 2008, respectively.  No principal payments are due in 2004.  Approximately $69 million of receivables have been provided as collateral for the debt.  AES Eletropaulo may pay dividends after March 31, 2005 to the extent it is required by Brazilian law, or certain dividend conditions (which include payment of scheduled amortization and the compliance with financial ratios) are met.  The refinancing was accounted as a modification of debt instruments; therefore, the bank fees of $19 million associated with this transaction were capitalized and will be amortized using the effective interest method over the life of the loan.  Third party costs were expensed.

On June 15, 2004, AES Eletropaulo concluded the exchange offer of $2.2 million of outstanding debt with commercial paper lenders and 94% of the investors accepted the exchange offer.  The investors that tendered received a 10% repayment and new debt securities bearing interest at 9% per annum and maturing in June 2005.  With the conclusion of this exchange, the overall acceptance rate of all exchange offers proposed by AES Eletropaulo to the commercial paper investors since 2002 was 99.86%.

AES Sul

The efforts to restructure the debt at AES Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in AES Sul, were completed in the second quarter of 2004.  The restructured debt is non-recourse to AES and cured defaults for those restructured facilities.  The debt restructuring consisted of the following events:

•      The $66 million debenture agreement was amended to extend the amortization period to 5 principal payments ending in 2008 and 20 quarterly interest payments for the first tranche and five annual interest payments for the second tranche ending in 2008.

•      The $10 million working capital loan was amended to extend the amortization period from 12 to 36 monthly payments ending in 2006.

•      Sul’s $300 million syndicated loan was restructured as a $266 million syndicated loan, which includes a $64 million subordinated tranche owed to a subsidiary of AES.  In conjunction with the termination of a sponsor support agreement provided by AES, AES contributed $50 million to AES Cayman Guaiba, which was used to repay principal to the bank lenders under the syndicated loan.  The amount of the restructured loan includes capitalized past due interest.  The syndicated loan is denominated in U.S. dollars and has four senior tranches with maturities through 2011 and a subordinated tranche with a ballon payment due at final maturity in 2012.  The interest rate for all tranches through January 24, 2007 is LIBOR plus 3.875%, or 5.485% at June 30, 2004.  From January 24, 2007 through maturity, the margin increases annually by 0.5%.    Principal payments of $5.4 million, $5.4 million, $0, $6.5 million and $22.6 million will be due in 2004, 2005, 2006, 2007 and 2008, respectively.  The refinancing was accounted for as a modification of a debt instrument; therefore, the bank fees of $4.4 million were capitalized and will be amortized using the effective interest rate method over the life of the loan.  Third party costs were expensed.

•      An outstanding payable of approximately $47.4 million owed to Itaipu for energy purchases from the Itaipu hydroelectric station was restructured to extend the amortization period to monthly principal and interest payments ending in 2012, with an initial grace period of 12 months.

•      On April 26, 2004, AES Sul shareholders approved the grouping of 4,000 shares into one new share and acquired the fractional shares. In addition, on April 26, 2004, AES Sul shareholders approved a 4,000-for-1 reverse stock split, with AES Sul acquiring any remaining factional shares.  On May 27, 2004, a holding company of AES Sul requested approval from the regulatory market in Brazil to increase its ownership of AES Sul through a voluntary tender offer.  The Company is seeking to acquire the shares of the minority interest partners and expects to complete this process in the second half of 2004.  Once this final phase of the AES Sul restructuring is complete and all the outstanding minority interest shares are repurchased, AES will issue a written notice of such completion to BNDES.  This notice will trigger BNDES’s right to exercise the Sul Option for a one year period.

BNDES’s ability to exercise the Sul Option, once notified, is contingent upon several factors.  The most significant factor requires BNDES to obtain consent for the transaction from the AES Sul syndicated lenders.  The probability of BNDES exercising the Sul Option is unknown at this time.  In the event of such an exercise, the Company would be required to record an adjustment on the transfer of ownership of approximately $500 million, the majority of which relates to the recognition of cumulative translation losses.

Gener

Pursuant to the plan to refinance $700 million of its indebtedness, AES Gener completed several of the previously announced transactions:

•                  On February 27, 2004, AES invested through its subsidiary, Inversiones Cachagua Ltd. (“Cachagua”), a holding company of Gener, approximately $298 million in Gener as settlement of Cachagua’s intercompany loan with Gener;

•                  On March 22, 2004, Gener issued $400 million of bonds that mature in 2014 and carry a coupon rate of 7.5%. In connection with the issuance of the bonds, a series of treasury lock agreements were executed to reduce Gener’s exposure to the underlying interest rate of the bonds. The treasury lock agreements were not documented as cash flow hedges at the time they were executed. The fair market value of these transactions represented a loss of $22 million before minority interest and income taxes that was recognized in the first quarter of 2004;

•                  During March and April 2004, Gener completed cash tender offers for its $477 million 6% Chilean Convertible Notes and 6% U.S. Convertible Notes due 2005 (excluding non-conversion premium paid at maturity), and for its $200 million 6.5% Yankee Notes due 2006. Pursuant to these tender offers, Gener repurchased approximately $145 million of 6.5% Yankee Bonds and $56 and $157 million of the 6% U.S. and 6% Chilean Convertible Notes, respectively;

•                  On May 31, 2004, Gener redeemed all of the Chilean and U.S. Convertible Notes, which remained outstanding after the consummation of the tender offers. At June 30, 2004, all $54 million of outstanding 6.5% Yankee Bonds were recorded as long-term debt;

•                  On June 19, 2004, Gener completed its previously announced capital increase.  Gener issued a total of 714,084,243 new shares of its common stock to existing shareholders, raising the U.S. Dollar equivalent of approximately $98 million.  Cachagua satisfied its obligation to subscribe to the capital increase on May 20, 2004 by purchasing 713,000,000 of the new Gener shares for approximately $97.8 million.  Cachagua funded its subscription with proceeds from a loan it obtained in May 2004, thereby allowing the release to AES of the $97.8 million dividend Cachagua had previously placed into trust to ensure its capital subscription.  The loan is secured by a pledge of Gener’s shares owned by Cachagua.

In addition, on April 16, 2004, Gener completed the restructuring of $143 million of the indebtedness of its subsidiaries TermoAndes S.A. (“TermoAndes”) and InterAndes (“InterAndes”), as well as the termination of the interest rate swaps covering this debt.  The lenders and swap counterparties received an upfront payment that was funded with approximately $36 million of cash held in the

TermoAndes and InterAndes trust accounts and a cash contribution of approximately $26 million made by Gener.  Under the restructuring agreement, Gener agreed to pay an additional $9.1 million on June 30 to completely repay the debt held by one of the lenders, which repayment occurred as scheduled. The other lenders and swap counterparties extended a new loan of approximately $84 million to Gener to enable it to repurchase the balance of the original notes and to repay the swap termination fee.  The new loan has two tranches and will be amortized over a period from 2004-2010.

Dominican Republic

On March 11, 2004, Los Mina failed to make a $20 million revolving loan payment under its existing credit agreement. On April 30, 2004, an amendment to the existing Los Mina credit agreement was completed that extended the maturity of the loan and increased the interest rate. The Los Mina credit agreement amendment cured the Los Mina payment default and cross default under the Andres credit agreement. In addition, at the end of 2003, Los Mina and Andres had other potential covenant defaults on their respective debt. Waivers from the lenders have been received to cure such additional potential covenant defaults at both Los Mina and Andres.  The waivers are effective through September 2004, thus the debt for both was reported as current non-recourse debt in the accompanying condensed consolidated balance sheets.

Venezuela

During the second quarter of 2004, EDC, a subsidiary located in Venezuela, negotiated an amendment for two of its debt facilities that were not in compliance with the net worth covenant at March 31, 2004. The original covenant required EDC to maintain Consolidated Tangible Net Worth of $1.5 billion based on Venezuelan GAAP. The amendments changed the method of calculation pursuant to U.S. GAAP, thus curing the net worth covenant default for both facilities at June 30, 2004.

9.                                      BENEFIT PLANS

Certain of the Company’s subsidiaries have defined benefit pension plans covering substantially all of their respective employees. Pension benefits are based on years of credited service, age of the participant and average earnings. Of the ten defined benefit plans, two of the plans are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.

Total pension cost for the three months ended June 30, 2004 and 2003 includes the following components ($ in millions):

	Pension Costs For the three months ended June 30,
	2004		2003
	U.S.	Foreign	U.S.	Foreign
Service cost	$1	$1	$1	$2
Interest cost on projected benefit obligation	7	55	7	56
Expected return on plan assets	(7)	(32)	(6)	(29)
Amortization of unrecognized actuarial loss	1	1	1	10
Total pension cost	$2	$25	$3	$39

Total pension cost for the six months ended June 30, 2004 and 2003 includes the following components ($ in millions):

	Pension Costs For the six months ended June 30,
	2004		2003
	U.S.	Foreign	U.S.	Foreign
Service cost	$2	$3	$2	$3
Interest cost on projected benefit obligation	14	112	14	104
Expected return on plan assets	(14)	(66)	(12)	(55)
Amortization of unrecognized actuarial loss	2	2	2	19
Total pension cost	$4	$51	$6	$71

The scheduled cash flows for foreign employer contributions have not changed significantly from previous disclosures.

IPALCO

In April 2004, pension legislation was passed which decreased the present value of IPALCO’s current pension fund liabilities and lowered IPALCO’s pension funding requirements in the short-term. As a result, IPALCO can achieve the minimum desired level of funding in 2004 (90%) with approximately $5.7 million of contributions, which changes its previous estimate of $43 million as of December 31, 2003. Management is still evaluating whether it is economically attractive to fund in excess of this amount. IPALCO did not make any pension funding contributions during the six months ended June 30, 2004.

10.                               COMMITMENTS AND CONTINGENCIES

Financial Commitments

At June 30, 2004, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $354 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

At June 30, 2004, the Company had $138 million in letters of credit outstanding that operate to guarantee performance relating to certain project development activities and subsidiary operations. Of these letters of credit, $119 million were provided under the Company’s revolver. The Company pays a letter of credit fee ranging from 0.50% to 4.25% per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at June 30, 2004.

Environmental

It is the Company’s policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $23 million as of June 30, 2004 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of June 30, 2004. There can be no assurance that activities at these or any other facilities identified in the future may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.  See Note 12 “Contingencies — Environmental” in the Company’s financial statements included in its Annual Report filed on Form 10-K for the year ended December 31, 2003 for a more complete discussion of the Company’s environmental contingencies.

Litigation

In September 1999, a judge in the Brazilian appellate state court of Minas Gerais granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric Brasil Participacoes, Ltda. (“SEB”) and the state of Minas Gerais concerning CEMIG. AES’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (“Special Rights”). The temporary injunction was granted pending determination by the lower state court of whether the shareholders’ agreement could grant SEB the Special Rights. In October 1999, the full state appellate court upheld the temporary injunction. In March 2000, the lower state court in Minas Gerais ruled on the merits of the case, holding that the shareholders’ agreement was invalid where it purported to grant SEB the Special Rights. In August 2001, the state appellate court denied an appeal of the merits decision, and extended the injunction. In October 2001, SEB filed two appeals against the decision on the merits of the state appellate court, one to the Federal Superior Court and the other to the Supreme Court of Justice. The state appellate court denied access of these two appeals to the higher courts, and in August 2002, SEB filed two interlocutory appeals against such decision, one directed to the Federal Superior Court and the other to the Supreme Court of Justice. These appeals continue to be pending. SEB intends to vigorously pursue by all legal means a restoration of the value of its investment in CEMIG; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit the SEB’s influence on the daily operation of CEMIG.

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

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations have involved alleged market manipulation.  The FERC has requested documents from each of the AES Southland plants and AES Placerita. AES Southland and AES Placerita have cooperated fully with the FERC investigation.

In a separate investigation that spun out of the initial California investigation, the FERC Staff initiated an investigation into alleged physical withholding by generators. AES Southland and AES Placerita received data requests from the FERC Staff, responded to those data requests and cooperated fully with the investigation.  On July 10, 2004, FERC terminated the physical withholding investigation.

The FERC also initiated an investigation into economic withholding. AES Placerita received data requests from the FERC Staff, responded to those data requests, and cooperated fully with the investigation.  On May 14, 2004, FERC terminated the economic withholding investigation with respect to Placerita.

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

In July 2001, a petition was filed against CESCO, an affiliate of the Company by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO has defaulted on its obligations as a government licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of a government regulator to manage CESCO. Gridco, a state owned entity, is the sole energy wholesaler to CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. By its order of August 2001, the OERC held that the Company and other CESCO shareholders were not proper parties to the OERC proceeding and terminated the proceedings against the Company and other CESCO shareholders. Subsequently, OERC issued notices regarding the OERC proceedings to the Company and the other CESCO shareholders. The Company has advised OERC that the Company was not a party. In October 2003, OERC again forwarded a notice to the Company advising of a hearing in the OERC matter scheduled for November 2003. The Company, in November 2003, again advised the OERC that the Company is not subject to the OERC proceedings. In June 2004, the OERC issued an Order requiring that CESCO submit a business plan for the continued operations of CESCO and also indicated the possible revocation of the CESCO operating license.  The OERC has not yet issued a final Order, although it denied a request for an extension of time for reaching an agreement on a business plan.  Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company’s investment in CESCO obligates the Company to provide additional financial support to cover CESCO’s financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder’s Agreement (“SHA”), between Gridco, the Company, AES ODPL, and Jyoti Structures. The notice to arbitrate failed to detail the disputes under the SHA for which the Arbitration had been initiated. After both parties had appointed arbitrators, and those two arbitrators appointed the third neutral arbitrator, Gridco filed a motion with the India Supreme Court seeking the removal of AES’s arbitrator and the neutral chairman arbitrator. In the fall of 2002, the Supreme Court rejected Gridco’s motion to remove the arbitrators. Gridco has dropped the challenge of the appointment of neutral chairman arbitrator; however, it retained the challenge of removal of AES’s arbitrator. Although that motion remains pending, the parties have filed their respective statement of claims, counter claims and defenses. On or about July 26, 2003, Gridco filed a motion in the District Court of Bhubaneshwar, India, seeking a stay of the arbitration and requesting that the District Court terminate the mandate of the neutral chairman arbitrator. The District Court gave a stay order, and the case was scheduled to be heard in mid-November 2003. Thereafter,  a further stay of the arbitration proceedings was not granted. Initial arbitration proceedings were held in July 2004. The challenge to AES’s arbitrator was denied. The final hearing dates are scheduled for August 2005. The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

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

In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock issued pursuant to a registration statement dated and filed with the SEC on August 16, 2000. The complaint purports to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the registration statement concerning certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of AES stock, as well as AES’s allegedly unhedged operations in the United Kingdom, and the alleged effect of the New Electrical Trading Agreements (“NETA”) on AES’s United Kingdom operations. In October 2002, the defendants moved to consolidate these three actions with the IPALCO securities lawsuit referred to immediately below. On November 5, 2002, the Court appointed lead plaintiffs and lead and local counsel. On March 19, 2003, the Court entered an order on defendants’ motion to consolidate, in which the Court deferred its ruling on defendants’ motion and referred the actions to a magistrate judge for pre-trial supervision. On April 14, 2003, lead plaintiffs filed an amended complaint, which adds former IPALCO directors and officers John R. Hodowal, Ramon L. Humke and John R. Brehm as defendants and, in addition to the purported claims in the original complaint, purports to allege against the newly added defendants violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder. The amended complaint also purports to add a claim based on alleged misstatements or omissions concerning an alleged breach by AES of alleged obligations AES owed to Williams Energy Services Co. under an agreement between the two companies in connection with the California energy market. By order dated August 25, 2003, the court consolidated these three actions with a purported class action captioned Cole et al. v. IPALCO Enterprises, Inc. et al, 1:02-cv-01470-DFH-TAB (“Cole Action”), which is discussed immediately below. On September 26, 2003, defendants filed a motion to dismiss the amended complaint. The motion to dismiss is pending with the court. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend these lawsuits vigorously.

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

On December 11, 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Virginia captioned AFI LP and Naomi Tessler v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 02-CV-1811 (“AFI Action”). The lawsuit purports to be filed on behalf of a class of all persons who purchased AES securities between July 27, 2000 and September 17, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 14, 2003, the Court ordered that the action be transferred to the United States District Court for the Southern District of Indiana. By Order dated August 25, 2003, the Southern District of Indiana consolidated this action with another action captioned Stanley L. Moskal and Barbara A. Moskal v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 1:03-CV-0284 (“Moskal Action”), discussed immediately below. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend the lawsuit vigorously.

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

In November 2002, a lawsuit was filed against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF”), two of our indirect subsidiaries, in the District Court of Hood County, Texas by Stone & Webster, Inc. (“S&W”). S&W contracted to complete the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction. S&W has since amended its complaint three times and joined additional parties, including The AES Corporation and Parsons Engineering, in addition to the claims already mentioned, the current claims by S&W include claims for breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. In January 2004, the Company filed a counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). In February 2004, Shaw filed an answer to the complaint. The Company and subsidiaries believe that each have meritorious defenses to the claims asserted by S&W, and intend to defend the lawsuit vigorously. Discovery continues and trial in this matter is set for March 7, 2005.

In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil (“MPF”) notified AES Eletropaulo that it had commenced an inquiry related to the BNDES financings provided to AES Elpa and AES Transgas and the rationing loan provided to AES Eletropaulo, changes in the control of AES Eletropaulo, sales of assets by AES Eletropaulo and the quality of service provided by AES Eletropaulo to its customers and requested various documents from AES Eletropaulo relating to these matters. In October 2003 this inquiry was sent to the MPF for continuing investigation. Also in March 2003, the Commission for Public Works and Services of the Sao Paulo Congress requested AES Eletropaulo to appear at a hearing concerning the default by AES Elpa and AES Transgas on the BNDES financings and the quality of service rendered by AES Eletropaulo. This hearing was postponed indefinitely. In addition, in April 2003, the office of the MPF notified AES Eletropaulo that it is conducting an inquiry into possible errors related to the collection by AES Eletropaulo of customers’ unpaid past-due debt and requesting the company to justify its procedures. In December 2003, ANEEL answered, as requested by the MPF, that the issue regarding the past-due debts are to be included in the analysis to the revision of the “General Conditions for the Electric Energy Supply,” which will be performed during 2004.

In May 2003, there were press reports of allegations that in April 1998 Light Serviços de Eletricidade S.A. (“Light”) colluded with Enron in connection with the auction of AES Eletropaulo. Enron and Light were among three potential bidders for AES Eletropaulo. At the time of the transaction in 1998, AES owned less than 15% of the stock of Light and shared representation in Light’s management and Board with three other shareholders. In June 2003, the Secretariat of Economic Law for the Brazilian Department of Economic Protection and Defense (“SDE”) issued a notice of preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to certain allegations arising out of the privatization of AES Eletropaulo. On August 1, 2003, AES Elpa responded on behalf of AES-affiliated companies and denied knowledge of these allegations. The SDE began a follow-up administrative proceeding as reported in a notice published on October 31, 2003. In response to the Secretary of Economic Law’s official letters requesting explanations on such accusation, AES Eletropaulo filed its defense on January 19, 2004. In June 2004, a request for further information was received by AES Eletropaulo.

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

Commencing on May 2, 2003, the Indiana Securities Commissioner of Indiana’s Office of the Secretary of State, Securities Division, pursuant to Indiana Code 23-2-1, served subpoenas on 30 former officers and directors of IPALCO Enterprises, Inc. (“IPALCO”),

AES, and others, requesting the production of documents in connection with the March 27, 2001 share exchange between the Company and IPALCO pursuant to which stockholders exchanged shares of IPALCO common stock for shares of the Company’s common stock and IPALCO became a wholly-owned subsidiary of the Company. IPALCO and the Company have produced documents pursuant to the subpoenas served on them. In addition, the Indiana Securities Commissioner’s office has taken testimony from various individuals. On January 27, 2004, Indiana’s Secretary of State issued a statement which provided that the investigative staff had determined that there did not appear to be a justifiable reason to focus further specific attention upon six non-employee former members of IPALCO’s board of directors. The investigation otherwise remains pending. In addition, although the press release characterized the investigation as criminal, the Company and IPALCO do not believe that the Indiana Securities Commissioner has criminal jurisdiction, and the Company and IPALCO are unaware at this time of any participation by any government office or agency with such jurisdiction.

AES Florestal, Ltda., (“Florestal”) a wholly-owned subsidiary of AES Sul, is a wooden electric utility poles factory located in Triunfo, in the state of Rio Grande do Sul, Brazil. In October 1997, AES Sul acquired Florestal as part of the original privatization transaction by the Government of the State of Rio Grande do Sul, Brazil, that created AES Sul. From 1997 to the present, the chemical compound chromated copper arsenate has been used by Florestal to chemically treat the poles under an operating license issued by the Brazilian government. Prior to the acquisition of Florestal by AES Sul, another chemical, creosote, was used to treat the poles. After acquiring Florestal, AES Sul discovered approximately 200 barrels of solid creosote waste on the Florestal property. In 2002 a civil inquiry (Civil Inquiry No. 02/02) was initiated and a criminal lawsuit was filed in the city of Triunfo’s Judiciary both by the Public Prosecutors office of the city of Triunfo. The civil lawsuit was settled in 2003. The criminal lawsuit has been suspended for a period of two years pending a certification of environmental compliance for Florestal and the occurrence of no further violations of environmental regulations. Florestal has hired an independent environmental assessment company to perform an environmental audit of the entire operational cycle at Florestal and to recommend remedial actions if necessary. Pending the outcome of the environmental audit, AES Sul is not able to estimate the potential financial impact, if any, on AES Sul.

On January 27, 2004, the Company received notice of a “Formulation of Charges” filed against the Company by the Superintendence of Electricity of the Dominican Republic. In the “Formulation of Charges,” the Superintendence asserts that the existence of three generation companies (Empresa Generadora de Electricidad Itabo, S.A., Dominican Power Partners, and AES Andres BV) and one distribution company (Empresa Distribuidora de Electricidad del Este, S.A.) in the Dominican Republic, violates certain antitrust provisions of the General Electricity law of the Dominican Republic. On February 10, 2004, the Company filed in the First Instance Court of the National District of the Dominican Republic (“Court”) an action seeking injunctive relief based on several constitutional due process violations contained in the “Formulation of Charges” (“Constitutional Injunction”). On or about February 24, 2004, the Court granted the Constitutional Injunction and ordered the immediate cease of any effects of the “Formulation of Charges” and the enactment by the Superintendence of Electricity of a special procedure to prosecute alleged antitrust complaints under the General Electricity Law. On March 1, 2004, the Superintendence of Electricity appealed the Court’s decision. The appeal is pending.

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Itabo, filed separate lawsuits in the Dominican Republic against two AES subsidiaries, Ede Este and Itabo S.A, with the Itabo lawsuit also naming as a defendant the president of Itabo.  In the Itabo action, CDEEE requests a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties.  CDEEE also requests that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 1, 2004 to CDEEE, and that an independent expert audit the accounting records and present a report to CDEEE and the court. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of Itabo of all Ede Este´s commercial and financial operations with affiliate companies since August 5, 1999.  Both Itabo and Ede Este are evaluating the lawsuits.

On February 18, 2004, AES Gener S.A. (“Gener SA”), a subsidiary of the Company, filed a lawsuit in the Federal District Court for the Southern District of New York (“Lawsuit”). Gener SA is co-venturer with Coastal Itabo, Ltd. (“Coastal”) in Empressa Generadora de Electricidad Itabo, S.A. (“Itabo”), a Dominican Republic electric generation Company. The lawsuit sought to enjoin the efforts initiated by Coastal to hire an alleged “independent expert,” purportedly pursuant to the Shareholder Agreement between the parties, to perform a valuation of Gener SA’s aggregate interests in Itabo. Coastal asserts that Gener SA has committed a material breach under the parties’ Shareholder Agreement. and therefore, Gener is required if requested by Coastal to sell its aggregate interests in Itabo to Coastal at a price equal to 75% of the independent expert’s valuation. Coastal claims a breach occurred based on alleged violations by Gener SA of purported antitrust laws of the Dominican Republic. Gener SA disputes that any default has occurred. On March 11, 2004, upon motion by Gener SA, the court in the Lawsuit enjoined the evaluation being performed by the “expert” and ordered the parties to arbitration. On March 11, 2004, Gener SA commenced arbitration proceedings. The arbitration is ongoing.

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

The Company is also involved in certain claims, suits and legal proceedings in the normal course of business.  The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or to make expenditures in amounts that could be material but cannot be estimated as of June 30, 2004.

11.           SUBSEQUENT EVENTS

In late July 2004, Edelap, a subsidiary of AES located in Argentina, refinanced two unsecured non-recourse debt facilities denominated in Argentinean Pesos totaling approximately $24 million, which had been classified as current portion of non-recourse debt in the condensed consolidated balance sheet as of June 30, 2004, in Form 8-K filed by the Company on July 29, 2004. The refinance agreements cured the non-payment defaults for facilities existing at the balance sheet date of June 30, 2004.  The new combined facility has two tranches, which are due in 2009 and 2010, respectively, and have a principal payment grace period until June 2005.  In the accompanying condensed consolidated balance sheet as of June 30, 2004, $22 million of the restructured debt has been reclassified as long-term non-recourse debt.

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

•                                          Selling or discontinuing several under-performing businesses that no longer meet our investment criteria while improving the strength of our balance sheet by reducing financial leverage and improving liquidity;

•                                          Restructuring the ownership and financing structure of certain subsidiaries (primarily in South America) to improve their long-term prospects for acceptable returns on invested capital or to extend their previously short-term debt maturities;

•                                          Executing refinancing initiatives designed to primarily improve our parent company financial position and credit quality by paying off debt, lengthening and levelizing maturities, and lowering interest charges;

•                                          Continuing to manage a portfolio of new projects which are coming on line over the next two years, while developing and assessing future profitable and strategic areas of disciplined growth.

Operating performance. For the second quarter of 2004, sales increased 14% to $2,263 million from $1,992 million in the second quarter 2003.  Gross margin, defined as sales less cost of sales, was $648 million for the second quarter of 2004, an increase of 20% as compared to the second quarter of 2003.  For the six months ended June 30, 2004, sales increased 16% to $4,520 million from $3,903 million in the same period in 2003.

As a percentage of sales, gross margin of $648 million increased to 28.6% versus 27.1% for the second quarter of 2004 for the same period in 2003.  For the six months ended June 30, 2004, as a percentage of sales, gross margin of $1,328 million increased to 29.4% versus 28.5%.  These changes reflect improved profitability as a result of key tariff increases and the impact of productivity improvement programs within our facilities.

Net cash provided by operating activities was $610 million for the six months ended June 30, 2004 as compared to $736 million for the same period in 2003 as a result of increased working capital related to a return to normal accounts payable disbursements within certain of our refinanced entities, partially offset by lower interest payments.

Asset sales. There were no significant sales during the second quarter of 2004. The Company continues to evaluate its portfolio and business performance and may decide to seek opportunities to sell additional businesses in the future; however, given the improvements in our liquidity, there will be a lower emphasis placed on asset sales in the future specifically for the purpose of improving liquidity and strengthening the balance sheet.

Restructuring. During the second quarter of 2004, AES Sul, a Brazilian subsidiary completed the restructuring of its syndicated debt.  On April 1, 2004, Gener, our subsidiary in Chile, completed its debt recapitalization.  Each of these refinancing and restructuring transactions resulted in an extension of maturities, and in the case of the Gener transactions, also reduced outstanding debt at the related subsidiaries.  With these two transactions, our financial restructurings are essentially complete.

Discontinued operations. During 2004, the loss from discontinued operations consists primarily of the results associated with two competitive supply businesses in the U.S. and a growth distribution business in the Dominican Republic, offset in part by a $20 million gain related to our prior sale of Mountainview which represents contingent consideration received and recorded during the first quarter of 2004.  The Company continues to evaluate the potential future impacts of the changes in the economic, regulatory and political environment in the Dominican Republic to determine the effect, if any, on our generation businesses in that country.  We are currently on track to dispose of the Wolf Hollow, Granite Ridge and Ede Este facilities, as planned, by the end of 2004.

New projects.  Ras Laffan (“Ras Laffan”), a 55% AES owned combined cycle power and desalination plant located in Qatar, achieved final commercial operation on May 20, 2004. The net capacity of electricity is 770MW and is 182,000 m3/day of water. Ras Laffan is reported in the Contract Generation segment.

AES Panama S.A. (“Panama”), a 49% AES owned hydroelectric generating facility located in Panama achieved commercial operations related to its capacity expansion project at Bayano in February 2004.  AES Panama is reported in the Competitive Supply segment.

Refinancing. During the first six months of 2004, we reduced recourse debt at the parent by $446 million, and refinanced $500 million of outstanding secured debt with an issuance of $500 million of unsecured notes with annual coupon rates of 7.75% that mature in 2014.  We also increased the amount available under our parent company revolving credit facility to $450 million from its previous amount of $250 million.  These activities are consistent with our plan to maintain or increase parent company liquidity, lengthen parent company debt maturities, and reduce parent company debt and other contractual obligations, both contingent and non-contingent.

Risks. On March 31, 2004, the government of Argentina issued a “Rationing Program for Natural Gas Exports and Use of Transportation Capacity (“Program”), which imposes restrictions on natural gas exports and natural gas supplies used for electric generation exports and natural gas transportation services utilized for export. The Program was a response of the government of Argentina to eliminate a shortage of natural gas in the Argentine system, which was caused by a sharp increase in gas demand due to:

•      Poor conditions for hydroelectric energy,

•      frozen energy prices which inadequately reflected the true cost of energy,

•      lower gas prices leading to reduction of investments into a gas industry,

•      winter seasonal demand increase.

During the second quarter of 2004, the government of Argentina issued several other resolutions aimed to mitigate the gas crisis, including a resolution to apply systematic gas price increases through July 2005 to new large consumers of natural gas and to electric generation plants that provide electricity to the domestic market, and a resolution imposing a new duty of 20% to be levied on certain export merchandise, including natural gas.  The resolutions issued by the government of Argentina represent both risks and opportunities for our businesses located in Argentina, Chile and Brazil. Negative impacts on our Chilean subsidiaries are expected to be compensated by positive impacts in Brazil and Argentina.

The main causes of negative impacts in Chile are due to inadequate gas supply as a result of restrictions, which led to reductions of output or increased costs as a result of purchases of energy on the more expensive spot market to meet contractual obligations.  During the second quarter of 2004, AES Uruguaiana, located in Brazil, even though it experienced gas restrictions, benefited from purchases of energy on the spot market. In addition, it signed bilateral energy purchase contracts through August 2004 at favorable prices.  Our generation subsidiaries in Argentina are experiencing positive impacts.  Our hydro facilities are benefiting from sales to the spot market at higher prices.  Additionally, our coal fired plant was dispatched in 2004 more than expected due to the increased demand for the energy sources which use a fuel other than gas.

The future outcome is highly dependant upon evolving regulatory responses in Chile, Argentina and Brazil and on any additional or new interruptions and/or from reductions in the supply of natural gas in Argentina, which could have a direct adverse effect on the operation of these businesses.  However, AES does not expect the overall impact to be material in 2004.

The operations of AES’s generation and distribution businesses in the Dominican Republic remain vulnerable to the current electricity crisis of that country.  The instability of the economic environment and transition of the new government administration have created uncertainty surrounding cash flows and profitability of our businesses.  AES’s subsidiaries in the Dominican Republic, Los Mina and Andres, have consolidated accounts receivable balances of $94 million.  The businesses, in conjunction with government and finance representatives in the country, are actively seeking permanent solutions for the crisis.

Segments. We report our financial results in four business segments: contract generation, competitive supply, large utilities and growth distribution. These segments are grouped further to report our regulated and non-regulated businesses. Regulated revenues include our large utilities and growth distribution segments, and non-regulated revenues include our contract generation and competitive supply segments.

Large Utilities. Our large utilities segment consists of our interests in three large utilities located in the U.S. (Indianapolis Power & Light Company or “IPL”), Brazil (AES Eletropaulo) and Venezuela (C.A. La Electricidad de Caracas or “EDC”). All three of these electric utilities are of significant size and maintain a monopoly franchise within a defined service area. These utilities each have transmission and distribution capabilities and IPL and EDC also have generating facilities. Our large utilities are subject to extensive regulation relating to ownership, marketing, delivery and pricing of electricity and gas with a focus on protecting customers. Large utility revenues result primarily from retail electricity sales to customers under regulated tariff or concession agreements and to a lesser extent from contractual agreements of varying lengths and provisions.

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

Growth Distribution. Our growth distribution segment is comprised of our interests in electricity distribution facilities located in developing countries where the demand for electricity is expected to grow at a higher rate than in more developed parts of the world. However, these businesses often face particular challenges associated with their presence in developing countries such as outdated equipment, significant electricity theft-related losses, cultural problems associated with customer safety and non-payment, emerging economies, and potentially less stable governments or regulatory regimes.

The growth distribution segment’s earnings and cash flows may be significantly impacted by: (1) changes in economic growth, (2) demand for power, which can be significantly affected by weather, (3) changes in laws or regulations, including changes in electricity tariff rates and our ability to obtain tariff adjustments for increased expenses, (4) the extent of commercial losses, which results, for example, when customers connect to our system without paying, (5) changes in our operating cost structure, including costs associated with operation, maintenance and repair, insurance and environmental compliance, including expenditures relating to environmental emission equipment or environmental remediation, and (6) changes in the foreign currency exchange rates.

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

The contract generation segment’s earnings and cash flows may be significantly affected by: (1) the availability of generating capacity at our existing facilities, (2) newly-completed projects or acquisitions of generating facilities, (3) dispositions, (4) demand for power beyond minimum requirements under the power sales agreements, (5) prices for power and fuel supply requirements, (6) the credit quality of the counterparties to our power sales agreements (7) changes in our operating cost structure, including costs associated with operation, maintenance and repair, transmission access, insurance and environmental compliance, including expenditures relating to environmental emission equipment or environmental remediation, (8) changes in laws or regulations, and (9) changes in the foreign currency exchange rates for certain of our facilities outside of the United States.

Competitive Supply. These power plants sell electricity directly to wholesale customers in competitive markets; however, in contrast to the contract generation segment discussed above, these facilities generally sell less than 75% of their output under long-term contracts. They often sell into power pools under shorter-term contracts or into daily spot markets. This pricing is less predictable and can be volatile. As a result, our operational results in this segment are more sensitive to the impact of market fluctuations in the prices of electricity, natural gas, coal, oil and other fuels. Because these facilities do not have long-term contracts, it is also more difficult to forecast the amount and price of fuel needed to support future production.  We hedge a portion of these plants’ performance against the effects of fluctuations in energy commodity prices using such strategies as commodity forward contracts, futures, swaps and options. These businesses also have more significant needs for working capital or credit to support their operations.

The competitive supply segment’s earnings and cash flows may be significantly affected by: (1) the availability of generating capacity at our existing facilities, (2) newly-completed projects or acquisitions of generating facilities, (3) dispositions, (4) demand for power, which can be significantly affected by weather, (5) prices for fuel supply requirements, (6) changes in our operating cost structure, including costs associated with operation, maintenance and repair, transmission access, insurance and environmental compliance, including expenditures relating to environmental emission equipment or environmental remediation, (7) changes in laws or regulations, and (8) changes in the foreign currency exchange rates for our facilities outside of the United States.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

Revenues

Overview

Revenues increased $271 million, or 14%, to $2,263 million during the second quarter of 2004 compared to $1,992 million for the second quarter of 2003. The breakdown of AES’s revenues for the three months ended June 30, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

Regulated Revenues

Regulated revenues increased $86 million, or 8%, to $1,147 million for the second quarter of 2004 compared $1,061 million during the same period in 2003. Generally regulated revenues increased due to tariff increases at AES Eletropaulo and EDC.  Regulated revenues will continue to be impacted by fluctuations in the value of Brazilian and Argentine currencies.

	For the Three Months Ended
	June 30, 2004		June 30, 2003
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Change
					Revenue	% Change
	(in $ millions)
Large Utilities:
North America	$212	9%	$191	10%	$21	11%
South America	471	21%	441	22%	30	7%
Caribbean*	151	7%	146	7%	5	3%
Total Large Utilities	$834	37%	$778	39%	$56	7%

Growth Distribution:
South America	$115	5%	$110	6%	$5	5%
Caribbean	87	4%	87	4%	—	—
Europe/Africa	111	5%	86	4%	25	29%
Total Growth Distribution	$313	14%	$283	14%	$30	11%

Total Regulated Revenues	$1,147	51%	$1,061	53%	$86	8%

*                                         Includes Venezuela

Large Utilities

Large utilities revenues increased $56 million, or 7%, to $834 million for the second quarter of 2004 compared to $778 in the same period of 2003.  Excluding the estimated impacts of foreign currency translation, sales would have increased by approximately 12%.  AES Eletropaulo’s revenue increase was largely driven by the impact of the July 2003 tariff reset of 11.35%.  IPL revenues increased due to higher demand created by more cooling days during the three months ended June 30, 2004 as compared to 2003, a higher customer base and tariff increases.  At our third large utility, EDC (Venezuela) revenue was almost comparable to that of the prior year quarter as pricing increases due to tariff adjustments were almost entirely offset by the negative impact of foreign currency translation.

Growth Distribution

Growth distribution revenues increased $30 million, or 11%, to $313 million for the second quarter of 2004 from $283 million for the second quarter of 2003. Excluding the estimated impacts of foreign currency translation, sales would have increased by approximately 10%.  The overall increase was driven by gains in Europe/Africa of $25 million and in South America of $5 million.  Favorable volumes and tariff increases in our Cameroon business at SONEL drove the quarter results.  Tariff increases also favorably impacted our businesses in Ukraine and Sul in Brazil.

Non-Regulated Revenues

Non-regulated revenues increased $185 million, or 20%, to $1,116 million for the second quarter of 2004 compared to the same period in 2003. This increase was primarily the result of the impact of our new projects coming on line and increased pricing within our power purchase agreements.  Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity, particularly in the Northeastern U.S.

	For the Three Months Ended
	June 30, 2004		June 30, 2003
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Change
					Revenue	% Change
	(in $ millions)
Contract Generation:
North America	$214	9%	$211	11%	$3	1%
South America	271	12%	223	11%	48	22%
Caribbean	138	6%	122	6%	16	13%
Europe/Africa	96	4%	94	5%	2	2%
Asia	149	7%	85	4%	64	75%
Total Contract Generation	$868	38%	$735	37%	$133	18%

Competitive Supply:
North America	$108	5%	$106	5%	$2	2%
South America	52	2%	22	1%	30	136%
Caribbean	30	1%	18	1%	12	67%
Europe/Africa	32	2%	29	2%	3	10%
Asia	26	1%	21	1%	5	24%
Total Competitive Supply	$248	11%	$196	10%	$52	27%

Total Non-Regulated Revenues	$1,116	49%	$931	47%	$185	20%

Contract Generation

Contract generation revenues increased $133 million, or 18%, to $868 million for the second quarter of 2004 from $735 million for the second quarter of 2003, principally due to revenues from new development projects put into operation subsequent to June 30, 2003 and revenue enhancements at other businesses.  New projects include Andres in the Caribbean, and Ras Laffan, Barka, and Kelanitissa in Asia.  Among existing businesses, revenue improvements were experienced at Tiete in Brazil and Gener in Chile.

Competitive Supply

Competitive supply revenues increased $52 million, or 27%, to $248 million for the second quarter of 2004 from $196 million for the second quarter of 2003. The increase in competitive supply revenues was due to increases in South America, Asia and the Caribbean.  In South America, revenues increased primarily due to increased output at our coal fired plant, CTSN, in Argentina which is benefiting from the gas crisis though higher generation and pricing. Caribbean revenues increased due to new operations in Panama.  Higher prices at Ekibastuz in Kazakhstan caused the increase in Asia revenues.

Gross Margin

Overview

Gross margin, which represents total revenues reduced by total cost of sales, increased $109 million, or 20%, to $648 million during the second quarter of 2004 compared to $539 million for the second quarter of 2003. Gross margin as a percentage of revenues improved to 28.6% in the second quarter of 2004 compared to 27.1% in the same period in 2003.  The increase in gross margin percentage is due to increased revenues as a result of better pricing and productivity gains, partially offset by higher fuel and purchased energy costs, negative impacts of foreign currency translation and higher depreciation.  The breakdown of AES’s gross margin for the three months ended June 30, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

Regulated Gross Margin

Regulated gross margin increased $61 million, or 29%, to $269 million for the second quarter of 2004 from $208 million compared to the same period in 2003. Regulated gross margin as a percentage of revenues increased to 23% in the second quarter from 20% in the same period in 2003.  The increase in regulated gross margin percentage is mainly due to increased pricing due to a full quarter impact of tariff adjustments compared to the prior year.  This increase is partially offset by the impacts of foreign currency translation and higher miscellaneous operating costs.

	For the Three Months Ended
	June 30, 2004		June 30, 2003
	Gross Margin	Operating Gross Margin %	Gross Margin	Operating Gross Margin %
					Change
					Gross Margin	% Change
	(in $ millions)
Large Utilities:
North America	$71	33%	$54	28%	$17	31%
South America	81	17%	54	12%	27	50%
Caribbean*	55	36%	55	38%	—	—%
Total Large Utilities	$207	25%	$163	21%	$44	27%

Growth Distribution:
South America	$21	18%	$18	16%	$3	17%
Caribbean	18	21%	21	24%	(3)	(14)%
Europe/Africa	23	21%	6	7%	17	283%
Total Growth Distribution	$62	20%	$45	16%	$17	38%

Total Regulated Gross Margin	$269	23%	$208	20%	$61	29%

*                                         Includes Venezuela

Large Utilities

Large utilities gross margin increased $44 million, or 27%, to $207 million for the second quarter of 2004 from $163 million for the second quarter of 2003.  The large utilities gross margin as a percentage of revenues increased to 25% for the second quarter of 2004 compared to 21% for the second quarter of 2003. This increase is primarily due to an increase in pricing and recovery of commercial losses at AES Eletropaulo. IPL gross margins improved due to an increase in tariffs related to the pass through of fuel costs and environmental charges.  In addition, plant maintenance costs were lower in the second quarter of 2004 versus 2003.

Growth Distribution

Growth distribution gross margin increased $17 million, or 38%, to $62 million for the second quarter of 2004 from $45 million for the second quarter of 2003. The growth distribution gross margin as a percentage of revenues increased to 20% for the second quarter of 2004 compared to 16% in the same period in 2003. This increase is comprised of an increase in revenue pricing due to tariff changes at SONEL in Cameroon coupled with lower operating and fuel costs and better operating performance on a quarter over quarter basis.

Non-Regulated Gross Margin

Non-regulated gross margin increased $48 million, or 15%, to $379 million for the second quarter of 2004 from $331 million during the same period in 2003. Non-regulated gross margin as a percentage of revenues decreased to 34% for the three months ended June 30, 2004 compared to 36% in the same period in 2003. The overall decrease in non-regulated gross margin percentage is mainly due to increased cost of fuel and purchased electricity in Brazil, Europe and the New York plants and higher quarter over quarter depreciation expense, partially offset by increased pricing in our South American businesses.

	For the Three Months Ended
	June 30, 2004		June 30, 2003
	Gross Margin	Operating Gross Margin %	Gross Margin	Operating Gross Margin %
					Change
					Gross Margin	% Change
	(in $ millions)
Contract Generation:
North America	$91	43%	$93	44%	$(2)	(2)%
South America	105	39%	92	41%	13	14%
Caribbean	36	26%	33	27%	3	9%
Europe/Africa	27	28%	24	26%	3	13%
Asia	67	45%	44	52%	23	52%
Total Contract Generation	$326	38%	$286	39%	$40	14%

Competitive Supply:
North America	$19	18%	$30	28%	$(11)	(37)%
South America	18	35%	6	27%	12	200%
Caribbean	7	23%	4	22%	3	75%
Europe/Africa	2	6%	1	3%	1	100%
Asia	7	27%	4	19%	3	75%
Total Competitive Supply	$53	21%	$45	23%	$8	18%

Total Non-Regulated Gross Margin	$379	34%	$331	36%	$48	15%

Contract Generation

Contract generation gross margin increased $40 million, or 14%, to $326 million for the second quarter of 2003 from $286 million for the second quarter of 2003 as a result of higher revenues, particularly related to the new volume associated with the commercialization of Andres, Barka, Ras Laffan and Kelanitissa.  The contract generation gross margin as a percentage of revenues decreased to 38% for the second quarter of 2004 from 39% for the same period in 2003. This decrease in gross margin percentage is primarily due to higher purchased electricity, coal and natural gas prices in Gener and overall higher depreciation and overhead costs.

Competitive Supply

Competitive supply gross margin increased $8 million, or 18%, to $53 million for the second quarter of 2004 from $45 million for the second quarter of 2003.  The competitive supply gross margin as a percentage of revenues decreased 2% to 21% for the second quarter of 2004 from 23% for the second quarter of 2003. This decrease is primarily due to higher fuel costs at our New York plants partially offset by higher revenues at CTSN in Argentina.

General and administrative expenses

General and administrative expenses include parent company overhead and business development office expenses.  These costs increased $10 million, or 31%, to $42 million for the second quarter of 2004 compared to $32 million for the same period in 2003. General and administrative expenses as a percentage of total revenues remained approximately 2% during the second quarter of 2004 and 2003. The increase in dollar amount is a result of additional personnel, expensing of stock options and other long-term incentive compensation.  Additional personnel have been added at Corporate to support our key initiatives related to strategy, safety, compliance, information systems and controls.

Interest expense

Interest expense decreased $58 million, or 11%, to $460 million for the second quarter of 2004 compared to $518 million during the same period in 2003 primarily due to a reduction of debt associated with the AES Eletropaulo debt restructuring and a reduction of recourse debt, which is partially offset by derivative losses and interest expense from new project financing.

Interest income

Interest income increased $14 million, or 25%, to $70 million for the second quarter of 2004 compared to $56 million during the same period in 2003.

Other income

Other income decreased $66 million to $28 million for the second quarter of 2004 compared to $94 million in the same period in 2003. The decrease is primarily the result of gains on the early extinguishment of debt recorded in the second quarter of 2003.

Other expense

Other expense increased $9 million to $27 million for the second quarter of 2004 compared to $18 million for the same period in 2003. Other expense primarily consists of losses on the sale of assets, mark-to-market losses on commodity derivatives and losses associated with the early extinguishment of liabilities.

Loss on sale of investments

There was no loss on sale of investments for the second quarter of 2004.  The activity in 2003 related to the write-off of El Faro, a construction project in Honduras.

Foreign currency transaction (losses) gains on net monetary position

The Company recognized foreign currency transaction losses of $55 million during the second quarter of 2004 compared to gains from foreign currency transactions of $107 million in the second quarter of 2003. This change was primarily the result of changes associated with the Brazilian Real. The average exchange rate for the Brazilian Real devalued approximately 6.4% compared to the rate at March 31, 2004, whereas in the second quarter of 2003 the Real appreciated approximately 16.8% compared to the rate at March 31, 2003.  The result is a marginal loss in the second quarter of 2004 compared to a significant gain in the same quarter of 2003.

Equity in earnings of affiliates

Equity in earnings of affiliates increased $2 million, or 10%, to $23 million during the second quarter of 2004 as compared to the same period in 2003.

Income taxes

Income taxes decreased $7 million to $59 million for the second quarter of 2004 compared to the same period in 2003. The company’s effective tax rate was 32% for the second quarter of 2004 and 29% for the second quarter of 2003. The effective tax rate increased as a result of increased dividends from certain businesses outside the United States.

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

 SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

 Revenues

Overview

Revenues increased $617 million, or 16%, to $4,520 million during the six months ended June 30, 2004 compared to $3,903 million for the six months ended June 30, 2003. Revenues were favorably impacted by new projects coming on line, tariff increases, particularly in South America, and foreign currency translation.  The breakdown of AES’s revenues for the six months ended June 30, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

 Regulated Revenues

Regulated revenues increased $266 million, or 13%, to $2,293 million for the six months ended June 30, 2004 compared to the same period in 2003. Revenue growth was impacted primarily by tariff increases at AES Eletropaulo and EDC, tariff and volume increases at SONEL in Cameroon and net positive effects of foreign currency translation year over year.  Regulated revenues will continue to be impacted by fluctuations in the value of Brazilian and Argentine currencies.

	For the Six Months Ended
	June 30, 2004		June 30, 2003
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Change
					Revenue	% Change
	(in $ millions)
Large Utilities:
North America	$427	9%	$408	10%	$19	5%
South America	928	21%	799	21%	129	16%
Caribbean*	297	7%	273	7%	24	9%
Total Large Utilities	$1,652	37%	$1,480	38%	$172	12%

Growth Distribution:
South America	$241	5%	$199	5%	$42	21%
Caribbean	171	4%	175	5%	(4)	(2)%
Europe/Africa	229	5%	173	4%	56	32%
Total Growth Distribution	$641	14%	$547	14%	$94	17%

Total Regulated Revenues	$2,293	51%	$2,027	52%	$266	13%

*                                         Includes Venezuela

Large Utilities

Large utilities revenues increased $172 million, or 12%, to $1,652 million for the six months ended June 30, 2004 compared to $1,480 million in the same period of 2003, which was comprised of increases at all of our large utility businesses.  Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 9% year over year.  Both AES Eletropaulo and EDC experienced increased revenues during the six months ended June 30, 2004 due to tariff increases. At AES Eletropaulo, revenues also increased as a result of an appreciation in the Brazilian Real in the six months ended June 30, 2004 compared to the same period in 2003.  These increases at AES Eletropaulo were slightly offset by a reduction in sales volume in the six months ended June 30, 2004 compared to the same period in 2003. At EDC, the tariff increase was partially offset by a devaluation of the Venezuelan Bolivar relative to the U.S. Dollar.  IPL’s revenues increased due to a higher tariff and higher demand caused by an increase in the customer base.

Growth Distribution

Growth distribution revenues increased $94 million, or 17%, to $641 million for the six months ended June 30, 2004 from $547 million for the six months ended June 30, 2003. Excluding the estimated impacts of foreign currency translation, revenues would have increased 12%.  Overall, segment revenues increased $42 million in South America, increased $56 million in Europe/Africa, and decreased $4 million in the Caribbean.  The increase in South America was primarily due to an increase at Sul in Brazil caused by increased tariffs and appreciation of the Brazilian Real in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The increase in Africa was driven by favorable tariff changes and currency translation impacts in SONEL.

Non-Regulated Revenues

Non-regulated revenues increased $351 million, or 19%, to $2,227 million for the six months ended June 30, 2004 compared to $1,876 million during the same period in 2003.  This increase was primarily the result of placing new development projects into service subsequent to June 30, 2003, improved pricing and positive impacts of foreign currency translation.  Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity, particularly in the Northeastern U.S.

	For the Six Months Ended
	June 30, 2004		June 30, 2003		Change
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% Change
	(in $ millions)
Contract Generation:
North America	$431	10%	$417	11%	$14	3%
South America	536	12%	427	11%	109	26%
Caribbean	269	5%	235	6%	34	14%
Europe/Africa	220	5%	206	5%	14	7%
Asia	280	6%	166	4%	114	69%
Total Contract Generation	$1,736	38%	$1,451	37%	$285	20%

Competitive Supply:
North America	$222	5%	$228	6%	$(6)	(3)%
South America	83	2%	46	1%	37	80%
Caribbean	60	1%	37	1%	23	62%
Europe/Africa	64	2%	66	2%	(2)	(3)%
Asia	62	1%	48	1%	14	29%
Total Competitive Supply	$491	11%	$425	11%	$66	16%

Total Non-Regulated Revenues	$2,227	49%	$1,876	48%	$351	19%

Contract Generation

Contract generation revenues increased $285 million, or 20%, to $1,736 million for the six months ended June 30, 2004 from $1,451 million for the six months ended June 30, 2003.  Excluding the estimated impacts of foreign currency translation, revenues would have increased by approximately 18%.  The revenue increase was driven principally by revenues from new development projects put into operation subsequent to June 30, 2003 and price changes in Gener due to newly negotiated power sales agreements.  New development projects include Andres in the Caribbean and Ras Laffan, Barka and Kelanitissa in Asia.  Among existing businesses, revenue improvements were experienced at Gener in South America, Tiete in Brazil, Kilroot in Europe/Africa, and Southland in North America.

Competitive Supply

Competitive supply revenues increased $66 million, or 16%, to $491 million for the six months ended June 30, 2004 from $425 million for the six months ended June 30, 2003. Excluding the estimated impacts of foreign currency translation, revenues would have increased by approximately 14%.  The increase in competitive supply revenues was due to increases in South America, Asia and the Caribbean offset by a slight decrease in Europe/Africa and North America.  In South America, revenues increased primarily due to increased output at CTSN in Argentina which is benefiting from the gas crisis through higher generation and prices.  The addition of our new capacity in Panama favorably impacted the Caribbean.  Asia revenues increased due to higher prices at Ekibastuz in Kazakhstan.

Gross Margin

Overview

Gross Margin increased $215 million, or 19%, to $1,328 million during the six months ended June 30, 2004 compared to $1,113 million for the six months ended June 30, 2003. Gross margin as a percentage of revenues improved almost one point to 29.4% for the six months ended June 30, 2004 versus 28.5% compared to the same period in 2003.  The increase in gross margin percentage is due to higher prices, partially offset by higher fuel and other fixed costs, including depreciation.  The breakdown of AES’s gross margin for the six months ended June 30, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

Regulated Gross Margin

Regulated gross margin, which represents total revenues reduced by cost of sales, increased $103 million, or 24%, to $526 million for the six months ended June 30, 2004 from $423 million compared to the same period in 2003. Regulated gross margin as a percentage of revenues increased to 23% in the six months ended June 30, 2004 compared to 21% in the same period in 2003. The increase in regulated gross margin percentage is mainly due to increased pricing, most notably in our South American businesses.  This increase is partially offset by increased purchased energy costs, fuel costs, and miscellaneous operating costs.

	For the Six Months Ended
	June 30, 2004		June 30, 2003
	Gross Margin	Operating Gross Margin %	Gross Margin	Operating Gross Margin %
					Change
					Gross Margin	% Change
	(in $ millions)
Large Utilities:
North America	$148	35%	$136	33%	$12	9%
South America	144	16%	97	12%	47	48%
Caribbean*	109	37%	95	35%	14	15%
Total Large Utilities	$401	24%	$328	22%	$73	22%

Growth Distribution:
South America	$53	22%	$39	20%	$14	36%
Caribbean	36	21%	35	20%	1	3%
Europe/Africa	36	16%	21	12%	15	71%
Total Growth Distribution	$125	20%	$95	17%	$30	32%

Total Regulated Gross Margin	$526	23%	$423	21%	$103	24%

*                                         Includes Venezuela

Large Utilities

Large utilities gross margin increased $73 million, or 22%, to $401 million for the six months ended June 30, 2004 from $328 million for the six months ended June 30, 2003.  The large utilities gross margin as a percentage of revenues increased to 24% for the six months ended June 30, 2004 compared to 22% for the six months ended June 30, 2003. This increase in gross margin percentage is primarily due to an increase in tariff rates at AES Eletropaulo.  IPL also benefited from the pass through of prior costs in their tariff rates as well as higher volumes due to an increase in the number of cooling days and consumer base year over year.

Growth Distribution

Growth distribution gross margin increased $30 million, or 32%, to $125 million for the six months ended June 30, 2004 from $95 million for the six months ended June 30, 2003. The growth distribution gross margin as a percentage of revenues increased to 20% for the six months ended June 30, 2004 compared to 17% in the same period in 2003.  This increase is mainly comprised of better year over year operating performance at SONEL in Cameroon and a tariff increase at Sul in Brazil.

Non-Regulated Gross Margin

Non-regulated gross margin increased $112 million, or 16%, to $802 million for the six months ended June 30, 2004 from $690 million during the same period in 2003. Non-regulated gross margin as a percentage of revenues decreased 1% to 36% for the six months ended June 30, 2004 compared to 37% for the same period in 2003.

	For the Six Months Ended
	June 30, 2004		June 30, 2003
	Gross Margin	Operating Gross Margin %	Gross Margin	Operating Gross Margin %
					Change
					Gross Margin	% Change
	(in $ millions)
Contract Generation:
North America	$187	43%	$183	44%	$4	2%
South America	225	42%	181	42%	44	24%
Caribbean	70	26%	63	27%	7	11%
Europe/Africa	79	36%	72	35%	7	10%
Asia	124	44%	77	46%	47	61%
Total Contract Generation	$685	39%	$576	40%	$109	19%

Competitive Supply:
North America	$47	21%	$70	31%	$(23)	(33)%
South America	28	34%	16	35%	12	75%
Caribbean	17	28%	12	32%	5	42%
Europe/Africa	5	8%	3	5%	2	67%
Asia	20	32%	13	27%	7	54%
Total Competitive Supply	$117	24%	$114	27%	$3	3%

Total Non-Regulated Gross Margin	$802	36%	$690	37%	$112	16%

Contract Generation

Contract generation gross margin increased $109 million, or 19%, to $685 million for the six months ended June 30, 2004 from $576 million for the six months ended June 30, 2003. The contract generation gross margin as a percentage of revenues decreased 1% to 39% for the six months ended June 30, 2004 compared to 40% for the same period in 2003. This decrease in gross margin percentage is primarily due to higher purchased electricity, coal and natural gas prices in Gener and overall higher depreciation and overhead costs.

Competitive Supply

Competitive supply gross margin increased $3 million, or 3%, to $117 million for the six months ended June 30, 2004 from $114 million for the six months ended June 30, 2003.  The competitive supply gross margin as a percentage of revenues decreased 3% to 24% for the six months ended June 30, 2004 from 27% for the six months ended June 30, 2003. This decrease is primarily due to higher fuel costs in the New York plants and higher depreciation largely related to Panama being in service for the full six months versus 2003.

General and administrative expenses

General and administrative expenses increased $29 million, or 48%, to $90 million for the six months ended June 30, 2004 compared to $61 million for the same period in 2003. General and administrative expenses as a percentage of total revenues remained flat at 2% for the six months ended June 30, 2004 and 2% for the six months ended June 30, 2003. The increase in dollar amounts is a result of additional personnel, expensing of stock options and other long-term incentive compensation. Additional personnel have been added at Corporate to support our key initiatives related to strategy, safety, compliance, information systems and controls.

Interest expense

Interest expense decreased $65 million, or 6%, to $953 million for the six months ended June 30, 2004 compared to the same period in 2003. Interest expense as a percentage of revenues decreased from 26% during the six months ended June 30, 2003 to 21% during the same period in 2004. Interest expense decreased primarily due to a reduction of debt associated with the Brazil debt restructuring completed at the end of 2003 and reduction in recourse debt, which is almost entirely offset by derivative losses and interest expense from new financing.

Interest income

Interest income increased $14 million, or 11%, to $139 million for the six months ended June 30, 2004 compared to $125 million during the same period in 2003. Interest income as a percentage of revenues remained constant at 3% for the six months ended June 30, 2004 compared to the same period in 2003.

Other income

Other income decreased $75 million to $39 million for the six months ended June 30, 2004 compared to $114 million during the same period in 2003. The decrease is a result of gains on the early extinguishment of debt recorded in 2003 which were not experienced in 2004.

Other expense

Other expense increased $7 million to $52 million for the six months ended June 30, 2004 compared to $45 million for the same period in 2003. Other expense primarily consists of losses on the sale of assets, marked-to-market losses on commodity derivatives and losses associated with the early extinguishment of liabilities.

Loss on sale of investments

Loss on sale of investments was $1 million for the six months ended June 30, 2004.  This loss was a result of an adjustment to an estimate related to the December 2003 sale of approximately 39% of AES’s interest in AES Oasis Limited (“AES Oasis”).

Foreign currency transaction (losses) gains on net monetary position

The Company recognized foreign currency transaction losses of $63 million during the six months ended June 30, 2004 compared to gains from foreign currency transactions of $189 million in the six months ended June 30, 2003. This change was primarily the result of changes associated with the Brazilian Real. The average exchange rate for the Brazilian Real devalued approximately 7% compared to the December 2003 year-end rate, whereas in the six months ended June 30, 2003 the rate appreciated approximately 23% compared to the December 2002 year-end rate. The result is a loss in the six months ended June 30, 2004 compared to a significant gain in the six months ended June 30, 2003.

Equity in earnings of affiliates

Equity earnings of affiliates decreased $6 million for the six months ended June 30, 2004, or 13%, to $39 million compared to $45 million during the same period in 2003 due to a decrease in earnings at Kingston, our equity affiliate in Canada, as a result of damage due to a fire at the plant.

Income taxes

Income taxes decreased $4 million to $123 million for the six months ended June 30, 2004 compared to the same period in 2003. The company’s effective tax rate was 32% for the six months ended June 30, 2004 and 29% for the six months ended June 30, 2003. The effective tax rate increased as a result of increased dividends from certain businesses outside the United States.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as a parent company), and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At June 30, 2004, we had $5.5 billion of recourse debt and $12.8 billion of non-recourse debt outstanding.

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

We intend to continue to seek where possible non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire; however, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or may not be available on terms attractive to the Company. If we decide not to provide any additional funding or credit support to a subsidiary that is under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional financing, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary.

At June 30, 2004, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $354 million (excluding those collateralized by letters of credit and surety bond obligations discussed below).

At June 30, 2004, we had $138 million in letters of credit outstanding that operate to guarantee performance relating to certain project development activities and subsidiary operations.  Of these letters of credit, $119 million were provided under our revolver.  We pay letter of credit fees ranging from 0.5% to 4.25% per annum on the outstanding amounts.  In addition, we had $4 million in surety bonds outstanding at June 30, 2004.

Financial Position and Cash Flows

For the six months ended June 30, 2004, net change in cash and cash equivalents was a cash outflow of $492 million, a decline of $1.3 billion from the six months ended June 30, 2003.  A majority of this decline occurred as a result of a decrease in proceeds from the sale of assets, a decrease in the proceeds from the issuance of common stock and an increase in debt service reserves in 2004.

Net cash provided by operating activities of $610 million for the six months ended June 30, 2004 declined by $126 million from $736 million for the six months ended June 30, 2003.  On a year over year basis, $31 million of this decline is attributable to reduced operating cash flow related to our discontinued operations.  In addition, higher working capital was driven by a return to a normal accounts payable disbursement cycle, including some prior year payments, related to improved cash flow streams as a result of debt restructuring activities in Brazil. Brazil distribution companies are also being impacted by the timing of certain tax payments which cannot be recovered until a formal tariff increase has been approved.  The increases in accounts payable and other accrued liabilities have been partially offset by better collections on accounts receivable and higher net income.

For the six months ended June 30, 2004, net cash used in investing activities of $327 million increased by $200 million from $127 million for the six months ended June 30, 2003.  The increase in cash flows used is primarily due to an increase in debt service reserves of $210 million and decreases in net proceeds from the sale of assets of $653 million, $510 million of which is the result of the sale of Cilicorp, Ecogen and Kelvin in the prior year. The increase in cash used in investing activities was partially offset by decreases in restricted cash and property additions.  The decrease in restricted cash of $426 million is primarily due to Gener’s repayment of debt.  The decrease in property additions of $196 million is due to the completion of development projects in our AES Oasis operations, which resulted in $207 million cash outflow in the prior year.

For the six months ended June 30, 2004, net cash used in financing activities of $741 increased by $921 million from $180 million positive cash flow for the first six months of 2003.  The decrease of cash flows is due to debt repayments, net of issuances, of $543 million, decrease in proceeds from the issuance of common stock of $331 million and a net increase in distributions to minority interests of $58 million.

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

Our cash requirements at the parent company level through the end of 2004 are primarily to fund:

•                  interest and preferred dividends,

•                  principal repayments of debt,

•                  construction commitments,

•                  other equity commitments,

•                  taxes, and

•                  parent company overhead and development costs.

During the six months ended June 30, 2004, we continued to implement numerous actions designed to maintain or increase parent liquidity, lengthen parent debt maturities, and reduce parent debt and other contractual obligations, both contingent and non-contingent. These actions are consistent with our strategic goals of improving the credit profile of both the parent and the consolidated company in order to reduce our financial risk and improve our credit rating by the major rating agencies.

The primary actions we undertook during the six months ended June 30, 2004 to achieve these goals included: (i) increasing the committed amount of our revolving credit facility, (ii) refinancing parent company debt to mature at later maturity dates, and (iii) redeeming parent debt and other contractual obligations.

In February, 2004, we issued $500 million of unsecured senior notes due 2014. The notes are callable at our option at any time at a redemption price equal to 100% of the principal amount of the notes plus a “make-whole” premium.  The notes were issued at a price of 98.288%.  We used the net proceeds of the offering to repay a portion of the term loan under its senior secured credit facilities.

On March 17, 2004, we increased the size of our secured revolving credit facility from $250 million to $450 million through an expanded group of global financial institutions. We also negotiated amendments to our secured bank credit agreement, which includes the revolving credit facility and a $200 million secured term loan, to add financial flexibility to support our financial strategy.  Consistent with the Company’s improving credit statistics, there were no changes in the credit agreement’s pricing, financial covenants or maturity date. The amended credit facility and term loan expire in July 2007 (subject to a possible extension to April 30, 2008 if certain conditions are met).  As of June 30, 2004, there were no revolving loans outstanding and there were $119 million of letters of credit issued and outstanding.

During the three and six months ended June 30, 2004, we reduced parent debt (net of refinancings) by approximately $96 million and $446 million, respectively. The $446 million of debt reductions in the first six months of 2004 were comprised of $304 million of cash redemptions (both mandatory and optional), and $142 million face value of exchanges of debt securities into common stock of the parent.  Related to such debt reductions, AES recorded losses on debt extinguishment of approximately $2 million for the three months ended June 30, 2004 and $17 million for the six months ended June 30, 2004.  Included in these losses was a prepayment penalty of $5 million.  These losses are recorded in other expense in the accompanying condensed consolidated statement of operations.

In March 2004, we received an additional $20 million contingent payment in relation to the March 2003 asset sale of our equity interests in Mountainview Power Company and Mountainview Power Company LLC.

On April 14, 2004, the Company called for redemption $3 million aggregate principal amount of its outstanding 10% senior secured notes due 2005. The notes were redeemed on a pro rata basis on May 14, 2004 at a redemption price equal to 100% of the principal amount thereof to be redeemed plus accrued and unpaid interest to the redemption date. The redemption was made out of excess asset sale proceeds and reflects the portion of asset sale proceeds allocable to the notes from an additional $20 million contingent payment received by AES in relation to its March 2003 sale of its equity interests in Mountainview Power Company and Mountainview Power Company LLC.

While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2004, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends and access the capital markets for additional financing. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements to which our project subsidiaries are subject. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company level with available cash balance and through a secured revolving credit facility of $450 million, which is part of our $650 million senior secured credit facilities. We did not have any outstanding borrowings under the revolving credit facility at June 30, 2004 but had $119 million letter of credit outstanding.

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

 Non-Recourse Debt Financing

While the lenders under our non-recourse debt financings generally do not have direct recourse to the parent company, defaults can still have important consequences for our results of operations and liquidity, including, without limitation:

•                  reducing our cash flows, as the subsidiary will typically be prohibited from distributing cash to the parent level during the pendancy of any default,

•                  triggering our obligation to make payments under any financial guarantee, letter of credit or other credit support we have provided to or on behalf of such subsidiary,

•                  causing us to record a loss in the event the lender forecloses on the assets, and

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

Certain of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheets relating to such defaults was $931 million at June 30, 2004; approximately $598 million is held at discontinued operations and businesses held for sale.

None of the subsidiaries that are currently in default are owned by subsidiaries that currently meet the applicable definition of materiality in AES’s corporate debt agreements in order for such defaults to trigger an event of default or permit an acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES parent company’s senior notes, senior subordinated notes and junior subordinated notes.

AES Elpa and AES Transgas

On December 22, 2003 the Company concluded negotiations with the Brazilian National Development Bank (“BNDES”) and its wholly owned subsidiary, BNDES Participações S.A. (“BNDESPAR”), to restructure the outstanding indebtedness of the Company’s Brazilian subsidiaries, AES Transgas and AES Elpa, the holding companies of AES Eletropaulo (“BNDES Debt Restructuring”).  On January 19, 2004 and on January 23, 2004, approval was received on the BNDES Debt Restructuring from ANEEL and the Brazilian Central Bank, respectively. The transaction became effective on January 30, 2004 after the required approvals were obtained, and a payment of $90 million was made by AES to BNDES.

Under the BNDES Debt Restructuring, all of the Company’s equity interests in AES Eletropaulo, AES Uruguaiana Empreendimentos Ltda. (“AES Uruguaiana”) and AES Tiete S.A. (“AES Tiete”) were transferred to Brasiliana Energia, S.A. (“Brasiliana Energia”), a holding company created for the debt restructuring. The debt at AES Elpa and AES Transgas was also transferred to Brasiliana Energia.

In exchange for the termination of $869 million of outstanding Brasiliana Energia debt and accrued interest, BNDES received $90 million in cash, 53.85% ownership of Brasiliana Energia, and a call option (“Sul Option”). The Sul Option, which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to a six month extension under certain circumstances.  The debt refinancing was accounted for as a modification of a debt instrument; therefore, the $26 million of face value of remaining debt due in excess of carrying value will be amortized using the effective interest rate method over the life of the debt.

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

As a result of the stock issuance, AES recorded minority interest for BNDES’s share of Brasiliana Energia of $329 million.  In addition, the estimated fair value of the Sul Option was recorded as a liability in the amount of $37 million and will be marked-to-market in future quarters to reflect the changes in the underlying value of AES Sul, prior to BNDES’s exercise or the expiration of its call option.  The value of the Sul Option as of June 30, 2004 was $37 million.

AES treated the issuance of new shares in Brasiliana Energia to BNDES as a capital transaction in accordance with Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.”  The net loss of $442 million has been reported as an adjustment to AES’s additional paid-in capital on the condensed consolidated balance sheet.  The net loss includes the write-off of amounts previously recorded through accumulated other comprehensive loss related to that portion of the Company’s investment which was effectively transferred to BNDES (53.85% of Brasiliana Energia). The write-offs included $769 million related to currency translation losses and $86 million related to minimum pension liability adjustments.

The remaining outstanding debt owed to BNDESPAR by Brasiliana Energia includes approximately $510 million of convertible debentures, non-recourse to AES (“Convertible Debentures”).  The Convertible Debentures bear interest at a nominal rate of 9.0% per annum, an effective rate of 9.67% indexed in U.S. Dollars, and will amortize over an 11 year period with principal repayments beginning in 2007. Principal payments of $20 million, $45 million and $445 million will be due in 2007, 2008 and thereafter, respectively. Brasiliana Energia may not pay any dividends until 2007, at which point it may pay dividends up to 10% of its available cash to its shareholders.

In the event of a default under the Convertible Debentures, the debentures can be converted by BNDESPAR into common shares of Brasiliana Energia in an amount sufficient to give BNDESPAR operational and managerial control of Brasiliana Energia. Under the terms of the BNDES Debt Restructuring, the Company will, subject to certain protective rights granted to BNDESPAR under the Restructuring Documents, retain operational and managerial control of AES Eletropaulo, AES Uruguaiana and AES Tiete as long as no default under the Convertible Debentures occurs. The default and penalty interest accrued on the AES Transgas and AES Elpa debt will be forgiven pro rata as Brasiliana Energia makes timely payments on the new debt. If Brasiliana Energia does not make timely payments on the Convertible Debentures, this default and penalty interest would be immediately due and payable.

AES Eletropaulo

On March 12, 2004, AES Eletropaulo finalized its re-profiling of approximately $800 million in outstanding debt.  As a result of this transaction, approximately 70% of the re-profiled debt is denominated in Brazilian Reais.  The syndicated debt has four tranches for both the U.S. Dollar and Brazilian Real debt portions with maturities through 2008.  The interest rate on the U.S. Dollar re-profiled debt is LIBOR plus 2.5% to 4.75% and the interest rate on the re-profiled Brazilian Real debt is Certificate of Interbank Deposits (“CDI”) plus 2.5% to 4.75%.  These interest rates reduce to LIBOR and CDI plus 2.25% to 4.5%, respectively, upon satisfaction of a post-closing down payment.  CDI is an index based upon the average rate per cost of loans negotiated among the banks within Brazil.  On June 30, 2004, LIBOR was 1.59% and CDI was 15.79%.  A down payment of approximately 17% of the principal amount was expected in the first half of 2004 from the proceeds of certain loans to be provided by BNDES associated with rationing and Parcel A tracking account (“CVA”) tariff deferrals.  The CVA loan in the amount of $166 million was disbursed by BNDES to AES Eletropaulo on June 3, 2004, and funds were used to pay intra-sector obligations as well as to make the partial down payment on the syndicated debt.  After making the full down payment, which will occur upon the disbursement by BNDES of the rationing loan, approximately $121 million, $214 million, $170 million and $146 million of principal repayments will be due in 2005, 2006, 2007 and 2008, respectively.  No principal payments are due in 2004.  Approximately $69 million of receivables have been provided as collateral to the debt.  AES Eletropaulo may pay dividends after March 31, 2005 to the extent it is required by Brazilian law, or certain dividend conditions (which include payment of scheduled amortization and the compliance with financial ratios) are met.  The refinancing was accounted as a modification of debt instruments; therefore, the bank fees of $19 million associated with this transaction were capitalized and will be amortized using the effective interest method over the life of the loan.  Third party costs were expensed.

On June 15, 2004, AES Eletropaulo concluded the exchange offer of $2.2 million of outstanding debt with commercial paper lenders and 94% of the investors accepted the exchange offer.  The investors that tendered received a 10% repayment and new debt securities bearing interest at 9% per annum and maturing in June 2005.  With the conclusion of this exchange, the overall acceptance rate of all exchange offers proposed by AES Eletropaulo to the commercial paper investors since 2002 was 99.86%.

AES Sul

The efforts to restructure the debt at AES Sul and AES Cayman Guaiba, a subsidiary of the Company that owns the Company’s interest in AES Sul, were completed in the second quarter of 2004.  The restructured debt is non-recourse to AES and cured defaults for those restructured facilities.  The debt restructuring consisted of the following events:

•      The $66 million debenture agreement was amended to extend the amortization period to 5 principal payments ending in 2008 and 20 quarterly interest payments for the first tranche and five annual interest payments for the second tranche ending in 2008.

•      The $10 million working capital loan was amended to extend the amortization period from 12 to 36 monthly payments ending in 2006.

•      Sul’s $300 million syndicated loan was restructured as a $266 million syndicated loan, which includes a $64 million subordinated tranche owed to a subsidiary of AES.  In conjunction with the termination of a sponsor support agreement provided by AES, AES contributed $50 million to AES Cayman Guaiba, which was used to repay principal to the bank lenders under the syndicated loan.  The amount of the restructured loan includes capitalized past due interest.  The syndicated loan is denominated in U.S. dollars and has four senior tranches with maturities through 2011 and a subordinated tranche with a ballon payment due at final maturity in 2012.  The interest rate for all tranches through January 24, 2007 is LIBOR plus 3.875%, or 5.485% at June 30, 2004.  From January 24, 2007 through maturity, the margin increases annually by 0.5%.    Principal payments of $5.4 million, $5.4 million, $0, $6.5 million and $22.6 million will be due in 2004, 2005, 2006, 2007 and 2008, respectively.  The refinancing was accounted for as a modification of a debt instrument; therefore, the bank fees of $4.4 million were capitalized and will be amortized using the effective interest rate method over the life of the loan.  Third party costs were expensed.

•      An outstanding payable of approximately $47.4 million owed to Itaipu for energy purchases from the Itaipu hydroelectric station was restructured to extend the amortization period to monthly principal and interest payments ending in 2012, with an initial grace period of 12 months.

•      On April 26, 2004, AES Sul shareholders approved the grouping of 4,000 shares into one new share and acquired the fractional shares. In addition, on April 26, 2004, AES Sul shareholders approved a 4,000-for-1 reverse stock split, with AES Sul acquiring any remaining factional shares.  On May 27, 2004, a holding company of AES Sul requested approval from the regulatory market in Brazil to increase its ownership of AES Sul through a voluntary tender offer.  The Company is seeking to acquire the shares of the minority interest partners and expects to complete this process in the second half of 2004.  Once this final phase of the AES Sul restructuring is complete and all the outstanding minority interest shares are repurchased, AES will issue a written notice of such completion to BNDES.  This notice will trigger BNDES’s right to exercise the Sul Option for a one year period.

BNDES’s ability to exercise the Sul Option, once notified, is contingent upon several factors.  The most significant factor requires BNDES to obtain consent for the transaction from the AES Sul syndicated lenders.  The probability of BNDES exercising the Sul Option is unknown at this time.  In the event of such an exercise, the Company would be required to record an adjustment on the transfer of ownership of approximately $500 million, the majority of which relates to the recognition of cumulative translation losses.

Gener

Pursuant to the plan to refinance $700 million of its indebtedness, AES Gener completed several of the previously announced transactions:

•                  On February 27, 2004, AES invested through its subsidiary, Inversiones Cachagua Ltd. (“Cachagua”), a holding company of Gener, approximately $298 million in Gener as settlement of Cachagua’s intercompany loan with Gener;

•                  On March 22, 2004, Gener issued $400 million of bonds that mature in 2014 and carry a coupon rate of 7.5%. In connection with the issuance of the bonds, a series of treasury lock agreements were executed to reduce Gener’s exposure to the underlying interest rate of the bonds. The treasury lock agreements were not documented as cash flow hedges at the time they were executed. The fair market value of these transactions represented a loss of $22.1 million before minority interest and income taxes that was recognized in the first quarter of 2004;

•                  During March and April 2004, Gener completed cash tender offers for its $477 million 6% Chilean Convertible Notes and 6% U.S. Convertible Notes due 2005 (excluding non-conversion premium paid at maturity), and for its $200 million 6.5% Yankee Notes due 2006. Pursuant to these tender offers, Gener repurchased approximately $145 million of 6.5% Yankee Bonds and $56 and $157 million of the 6% U.S. and 6% Chilean Convertible Notes, respectively;

•                  On May 31, 2004, Gener redeemed all of the Chilean and U.S. Convertible Notes, which remained outstanding after the consummation of the tender offers. At June 30, 2004, outstanding $54 million of 6.5% Yankee Bonds were recorded as long-term debt;

•                  On June 19, 2004, Gener completed its previously announced capital increase.  Gener issued a total of 714,084,243 new shares of its common stock to existing shareholders, raising the U.S. Dollar equivalent of approximately $98 million.  Cachagua satisfied its obligation to subscribe to the capital increase on May 20, 2004 by purchasing 713,000,000 of the new Gener shares for approximately $97.8 million.  Cachagua funded its subscription with proceeds from a loan it obtained in May 2004, thereby allowing the release to AES of the $97.8 million dividend Cachagua had previously placed into trust to ensure its capital subscription.  Cachagua pledged Gener’s shares to guarantee its new loan.

In addition, on April 16, 2004, Gener completed the restructuring of $143 million of the indebtedness of its subsidiaries TermoAndes S.A. (“TermoAndes”) and InterAndes (“InterAndes”), as well as the termination of the interest rate swaps covering this debt.  The lenders and swap counterparties received an upfront payment that was funded with approximately $36 million of cash held in TermoAndes’ and InterAndes’ trust accounts and a cash contribution of approximately $26 million made by Gener.  Under the restructuring agreement, Gener agreed to pay an additional $9.1 million on June 30 to completely repay the debt held by one of the lenders, which repayment occurred as scheduled. The other lenders and swap counterparties extended a new loan of approximately $84 million to Gener to enable it to repurchase the balance of the original notes and to repay the swap termination fee.  The new loan has two tranches and will be amortized over a period from 2004-2010.

Dominican Republic

On March 11, 2004, Los Mina failed to make a $20 million revolving loan payment under its existing credit agreement. On April 30, 2004, an amendment to the existing Los Mina credit agreement was completed that extended the maturity of the loan and increased the interest rate. The Los Mina credit agreement amendment cured the Los Mina payment default and cross default under the Andres credit agreement. In addition, at the end of 2003, Los Mina and Andres had other potential covenant defaults on their respective debt. Waivers from the lenders have been received to cure such additional potential covenant defaults at both Los Mina and Andres.  The waivers are effective through September 2004, thus the debt for both was reported as current non-recourse debt in the accompanying condensed consolidated balance sheets.

Venezuela

During the second quarter of 2004, EDC, a subsidiary located in Venezuela, negotiated an amendment for two of its debt facilities that were not in compliance with the net worth covenant at March 31, 2004. The original covenant required EDC to maintain Consolidated Tangible Net Worth of $1.5 billion based on Venezuelan GAAP. The covenants were amended to change the method of calculation pursuant to U.S. GAAP, thus curing the net worth covenant default for both facilities at June 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the six months ended June 30, 2004 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2003.

We have performed a company wide VaR analysis of all of our material financial assets, liabilities and derivative instruments. The VaR calculation incorporates numerous variables that could impact the fair value of our instruments, including interest rates, foreign exchange rates and commodity prices, as well as correlation within and across these variables. We perform our interest rate and foreign exchange analysis using VaRworks, a Financial Engineering Associates, Inc. risk management application, which utilizes three methods of VaR calculations, Analytic VaR, Monte Carlo Simulation and Historical Simulation. We express Analytic VaR herein as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one day holding period.  Our commodity analysis is an Analytic VaR utilizing a variance-covariance analysis within the commodity transaction management system.

The Value at Risk as of June 30th, 2004 for Foreign Exchange, Interest Rate and Commodities was $29.3 million, $125.2 million and $6.6 million respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2004.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls, however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  In addition, we have interests in certain unconsolidated entities.  As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of June 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002.  Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K.  The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting.

Management developed a comprehensive plan in order to achieve compliance with Section 404 within the prescribed period and to review, evaluate and improve the design and effectiveness of our controls and procedures on an on-going basis.  The comprehensive compliance plan includes (1) documentation and assessment of the adequacy of our internal controls over financial reporting, (2) remediation of control weaknesses, (3) validation through testing that controls are functioning as documented and (4) implementation of a continuous reporting and improvement process for internal controls over financial reporting.  As a result of this initiative, we have made and will continue to make changes from time to time in our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See discussion of litigation and other proceedings in Part I, Note 10 to the condensed consolidated financial statements which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In the second quarter of 2004, the Company issued an aggregate of 11,164,279 shares of its common stock in exchange for $92,237,095 aggregate principal amount of the Company’s outstanding senior and senior subordinated notes. The shares were issued without registration in reliance upon Section 3(a)(9) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Company held its Annual Meeting of Stockholders on April 28, 2004. The following matters were decided by a vote of the Stockholders.

ELECTION OF DIRECTORS

NOMINEE	FOR	AGAINST/ABSTAIN

Richard Darman	537,689,739	13,069,157
Alice F. Emerson	534,840,774	15,918,122
Paul T. Hanrahan	538,084,324	12,674,572
Kristina M. Johnson	537,425,988	13,332,908
John A. Koskinen	538,033,576	12,725,320
Philip Lader	538,012,458	12,746,438
John H. McArthur	512,569,344	38,189,552
Sandra O. Moose	538,226,948	12,531,948
Philip A. Odeen	533,216,713	17,542,183
Charles O. Rossotti	536,088,838	14,670,058
Sven Sandstrom	536,024,537	14,734,359
Roger W. Sant	519,260,891	31,498,005

Ratification of Deloitte and Touche, LLP, Auditors of The AES Corporation:  529,928,295 votes for, 18,008,853 votes against and 2,821,748 votes withheld.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2004. Information regarding the items reported on is as follows:

Date	Item Reported On

April 5, 2004	Item 12 – disclosure of the Company’s press release announcing the completion of the debt recapitalization of its Chilean Subsidiary, AES Gener S.A.

April 28, 2004	Items 5 and 12 – disclosure of the Company’s financial results for the quarter ended March 31, 2004.

July 29, 2004	Item 5 and 12 – disclosure of the Company's financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AES Corporation
(Registrant)

Date: August 6, 2004	By:	/s/ Barry J. Sharp
Name: Barry J. Sharp
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.