Form 10-Q
period 2004-09-30
AES CORPORATION
filed 2004-11-08
CIK 874761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19281

THE AES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1163725
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4300 Wilson Boulevard, Suite 1100, Arlington, Virginia	22203
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes   ☒   No   ☐

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at November 1, 2004, was  648,800,591.

THE AES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Part I:	Financial Information.
Item 1:	Financial Statements
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 (unaudited) and the three and nine months ended September 30, 2003 (unaudited).
Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (unaudited) and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements..
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures.

Part II:	Other Information
Item 1:	Legal Proceedings
Item 2:	Changes in Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities.
Item 4:	Submissions of Matters to a Vote of Security Holders
Item 5:	Other Information.
Item 6:	Exhibits and Reports on Form 8-K
Signatures
Certifications

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE AES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in millions, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Regulated	$1,252	$1,184	$3,545	$3,211
Non-regulated	1,171	1,047	3,398	2,923
Total revenues	2,423	2,231	6,943	6,134
Cost of sales:
Regulated	(957)	(894)	(2,724)	(2,498)
Non-regulated	(735)	(661)	(2,160)	(1,847)
Total cost of sales	(1,692)	(1,555)	(4,884)	(4,345)

General and administrative expenses	(40)	(36)	(130)	(97)
Interest expense	(470)	(500)	(1,423)	(1,518)
Interest income	52	82	191	207
Other income	17	31	56	145
Other expense	(29)	(24)	(81)	(62)
Loss on sale or write-down of investments and asset impairment expense	—	(75)	(1)	(106)
Foreign currency transaction (losses) gains on net monetary position	(16)	(35)	(79)	154
Equity in earnings of affiliates	18	12	57	57
Income before income taxes and minority interest	263	131	649	569

Income tax expense	(78)	(33)	(201)	(160)
Minority interest, net of taxes	(52)	(36)	(174)	(77)
Income from continuing operations	133	62	274	332

Income (loss) from operations of discontinued businesses (net of income tax benefit (expense) of $4, $(28), $8 and $0, respectively)	7	14	(48)	(290)
Income before cumulative effect of accounting change	140	76	226	42
Cumulative effect of accounting change (net of income tax benefit of $1)	—	—	—	(2)

Net income	$140	$76	$226	$40

Basic earnings per share:
Income from continuing operations	$0.21	$0.10	$0.43	$0.57
Discontinued operations	0.01	0.02	(0.08)	(0.50)
Cumulative effect of accounting change	—	—	—	—
Basic earnings per share	$0.22	$0.12	$0.35	$0.07
Diluted earnings per share:
Income from continuing operations	$0.20	$0.10	$0.42	$0.56
Discontinued operations	0.01	0.02	(0.07)	(0.49)
Cumulative effect of accounting change	—	—	—	—
Diluted earnings per share	$0.21	$0.12	$0.35	$0.07

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,582	$1,737
Restricted cash	357	288
Short-term investments	139	189
Accounts receivable, net of reserves of $253 and $291, respectively	1,317	1,211
Inventory	388	376
Deferred income taxes — current	159	136
Prepaid expenses	115	64
Other current assets	803	680
Current assets of discontinued operations and businesses held for sale	250	205
Total current assets	5,110	4,886

Property, plant and equipment:
Land	748	733
Electric generation and distribution assets	21,969	21,076
Accumulated depreciation and amortization	(5,087)	(4,587)
Construction in progress	827	1,278
Property, plant and equipment — net	18,457	18,500

Other assets:
Deferred financing costs — net	486	430
Investments in and advances to affiliates	683	648
Debt service reserves and other deposits	598	617
Goodwill — net	1,376	1,378
Deferred income taxes — noncurrent	778	781
Long-term assets of discontinued operations and businesses held for sale	683	750
Other assets	1,785	1,976
Total other assets	6,389	6,580

Total assets	$29,956	$29,966

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

($ in millions, except per share data)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,027	$1,225
Accrued interest	447	561
Accrued and other liabilities	1,372	1,156
Current liabilities of discontinued operations and businesses held for sale	769	699
Recourse debt—current portion	295	77
Non-recourse debt—current portion	1,778	2,769
Total current liabilities	5,688	6,487

Long-term liabilities:
Recourse debt	5,175	5,862
Non-recourse debt	11,262	10,930
Deferred income taxes	1,122	1,113
Pension liabilities	900	947
Long-term liabilities of discontinued operations and businesses held for sale	19	94
Other long-term liabilities	3,134	3,083
Total long-term liabilities	21,612	22,029

Minority interest (including discontinued operations of $0 and $12, respectively)	1,226	805

Stockholders’ equity:
Common stock - $.01 par value – 1,200 million shares authorized for 2004 and 2003, 648 million issued and outstanding in 2004, 626 million issued and outstanding in 2003	6	6
Additional paid-in capital	5,497	5,737
Accumulated deficit	(877)	(1,103)
Accumulated other comprehensive loss	(3,196)	(3,995)
Total stockholders’ equity	1,430	645

Total liabilities and stockholders’ equity	$29,956	$29,966

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	For the nine months ended
	September 30, 2004	September 30, 2003
Operating activities:
Net income	$226	$40
Adjustments:
Depreciation and amortization – continuing and discontinued operations	609	581
Other non-cash charges	543	165
(Increase) decrease in working capital	(269)	300
Net cash provided by operating activities	1,109	1,086

Investing activities:
Property additions and project development costs	(598)	(878)
Net proceeds from the sale of assets	64	707
Sale (purchase) of short-term investments, net	42	(25)
Affiliate advances and equity investments	6	—
(Increase) in restricted cash	(19)	(322)
(Increase) decrease in debt service reserves and other assets	(13)	108
Other investing	(4)	(16)
Net cash used in investing activities	(522)	(426)

Financing activities:
(Repayments) under the revolving credit facilities, net	—	(228)
Issuance of non-recourse debt and other coupon bearing securities	1,980	4,120
(Repayments) of non-recourse debt and other coupon bearing securities	(2,565)	(4,200)
Payments for deferred financing costs	(81)	(106)
Proceeds from sale of common stock	7	335
(Distributions to) contribution by minority interests, net	(79)	7
Other financing	(3)	(2)
Net cash used in financing activities	(741)	(74)
Effect of exchange rate changes on cash	(9)	34
Total (decrease) increase in cash and cash equivalents	(163)	620
Decrease in cash and cash equivalents of discontinued operations and businesses held for sale	8	62
Cash and cash equivalents, beginning	1,737	792
Cash and cash equivalents, ending	$1,582	$1,474

Supplemental interest and income taxes disclosures:
Cash payments for interest – net of amounts capitalized	$1,239	$1,280
Cash payments for income taxes – net of refunds	118	88

Supplemental schedule of noncash investing and financing activities:
Common stock issued for debt retirement	168	43
Debt assumed by third parties on asset sales and disposals	—	1,000
Brasiliana Energia debt exchange	779	—

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

Interim Financial Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for annual fiscal reporting periods.  In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.  The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2003 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004.

Certain reclassifications have been made to prior-period amounts to conform to the 2004 presentation.  Furthermore, financial statement classification is presented based on discontinued operations classifications as of September 30, 2004.  For the three and nine months ended September 30, 2003, results of operations and cash flow components that were either disposed or held for sale and treated as discontinued operations subsequent to September 30, 2003 have been reclassified into discontinued operations to conform to the 2004 presentation.

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

The Company applied FIN 46 in its financial statements relating to its interest in variable interest entities or potential variable interest entities as of December 31, 2003, and applied FIN 46(R) as of March 31, 2004. The application of FIN 46(R) did not have an impact on the Company’s condensed consolidated financial statements for any quarter through September 30, 2004.

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

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Stock Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003.  Substantially all awards granted, modified, or settled prior to December 31, 2002, were vested as of January 1, 2003.  The stock-based employee compensation costs, net of related tax effects, applicable to the three and nine months ended September 30, 2003 and 2004 that would have been included in the determination of net income if the fair value base method had been applied to awards granted, modified or settled prior to December 31, 2002 would have been nominal.

During the three and nine months ended September 30, 2004, the Company recorded stock-based compensation expense of approximately $5.8 million and $16.3 million, respectively.  During the three and nine months ended September 30, 2003, the Company recorded $1.3 million and $5.0 million, respectively.

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

2.             INVENTORY

Inventory consists of the following ($ in millions):

	September 30, 2004	December 31, 2003
Coal, fuel oil, and other raw materials	$169	$171
Spare parts and supplies	237	225
Subtotal	406	396
Less: Inventory of discontinued operations	(18)	(20)
Total	$388	$376

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

	For the three months ended September 30,
	2004			2003
	Income from continuing operations	Weighted Average Shares	EPS	Income from continuing operations	Weighted Average Shares	EPS
Basic earnings per share:
Income from continuing operations	$133	646	$0.21	$62	620	$0.10
Effect of assumed conversion of dilutive securities:
Options	—	5	(0.01)	—	4	—
Convertible debt	—	—	—	—	—	—
Diluted income per share	$133	651	$0.20	$62	624	$0.10

There were approximately 26,531,383 and 27,766,079 options outstanding at September 30, 2004 and 2003, respectively, that were omitted from the earnings per share calculation for the three months ended September 30, 2004 and 2003 because they were anti-dilutive.  All term convertible preferred securities (“TECONS”) and convertible debt were also omitted from the earnings per share calculation from the three months ended September 30, 2004 because they were anti-dilutive.  For the three months ended September 30, 2003, all TECONS and convertible debt were also omitted because they were anti-dilutive.

	For the nine months ended September 30,
	2004			2003
	Income from continuing operations	Weighted Average Shares	EPS	Income from continuing operations	Weighted Average Shares	EPS
Basic earnings per share:
Income from continuing operations	$274	638	$0.43	$332	585	$0.57
Effect of assumed conversion of dilutive securities:
Options	—	5	(0.01)	—	3	(0.01)
Convertible debt	—	—	—	—	—	—
Diluted income per share	$274	643	$0.42	$332	588	$0.56

There were approximately 26,543,858 and 27,924,429 options outstanding at September 30, 2004 and 2003, respectively, that were omitted from the earnings per share calculation for the nine months ended September 30, 2004 and 2003 because they were anti-dilutive. Total options outstanding at September 30, 2004 and 2003 were 40,789,456 and 41,688,915, respectively.  All TECONS and convertible debt were also omitted from the earnings per share calculation from the nine months ended September 30, 2004 because they were anti-dilutive.  For the nine months ended September 30, 2003, all TECONS and convertible debt were also omitted because they were anti-dilutive.

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In December 2002, AES classified its investment in Mountainview Power Company (“Mountainview”), a competitive supply business located in the United States, as held for sale. In the fourth quarter of 2002, the Company recorded a pre-tax impairment charge of $415 million ($270 million after-tax) to reduce the carrying value of Mountainview’s assets to estimated realizable value in accordance with SFAS No. 144. The determination of the realizable value was based on available market information obtained through discussions with potential buyers. In January 2003, the Company entered into an agreement to sell Mountainview for $30 million with another $20 million payment contingent on the achievement of project specific milestones. The transaction closed in March 2003 and resulted in a gain on sale of approximately $4 million after tax. In March 2004, the contingencies were resolved and the final payment of $20 million was received and recognized as a gain in discontinued operations.

During June 2004, AES completed the sale of its ownership in AES Communications Bolivia (“Bolivia”), a competitive supply business.  On June 18, 2004, AES completed the first phase of the sale when AES signed Amendment No. 1 to the Stock Purchase Agreement, modifying the original Stock Purchase Agreement entered into on August 25, 2003.  As a result of this amendment, AES sold 85.5% of its ownership of Bolivia.  On June 30, 2004, AES completed the second phase when AES signed a Stock Purchase Agreement whereby AES sold its remaining 14.5% interest in Bolivia.  During the third quarter of 2003, when the original Stock Purchase Agreement was signed, Bolivia was reported as an asset held for sale and a pre-tax impairment charge of $29 million to reduce the carrying value of the assets to their estimated fair value in accordance with SFAS No. 144 was reported.  An additional $2 million loss was recognized at the conclusion of the sale.  AES does not have any investment remaining in Bolivia.

In December 2003, the Company classified its interest in AES Colombia I (“Colombia I”), a competitive supply business located in Colombia as held for sale.  In the fourth quarter of 2003, AES recorded a pre-tax impairment charge of $19 million to reduce the carrying value of Colombia I’s assets to its estimated fair value in accordance with SFAS No.144.  In September 2004, the Company reached an agreement to sell 100% of its ownership interest in Colombia I to Latin I-P and K&M Engineering and Consulting Corporation for $0.8 million.  The sale closed on September 30, 2004 and resulted in a $5 million net loss on the sale which was recorded as a loss in discontinued operations.

In August 2004, AES Gener S.A. (“Gener”), a contract generation subsidiary of the Company, reached an agreement to sell its interest in Carbones del Cesar, a coal mine located in Colombia, to Carbones Internacionales del Cesar S.A., Belts International Inc. and Aspen Trails Ltda. for $5 million.  The sale resulted in a net gain of approximately $2 million which was recorded as a gain in discontinued operations.

In December 2003, AES classified its investment in AES Granite Ridge (“Granite Ridge”), a competitive supply business located in the United States, as held for sale.  As a result, AES recorded a pre-tax impairment charge of approximately $201 million to reduce the carrying value of the assets of Granite Ridge to the estimated fair value in accordance with SFAS No. 144.  On November 2, 2004, AES disposed of Granite Ridge by transferring ownership of the project to its lenders.

All of the business components discussed above are classified as discontinued operations in the accompanying condensed consolidated statements of operations.  Previously issued statements of operations have been restated to reflect discontinued operations reported subsequent to the original issuance date.  The Company believes that all held for sale operations will be disposed of in 2004.

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information for business components included in discontinued operations is as follows ($ in millions):

	For the three months ended September 30,
	2004	2003
Revenues	$143	$333

Income (loss) from operations before disposal and impairment writedown (before taxes)	7	(96)
(Loss) gain on disposal, net of impairment writedowns (before taxes)	(4)	138
Income from operations (before taxes)	3	42
Income tax (benefit) expense	(4)	28
Income from operations of discontinued businesses (after taxes)	$7	$14

	For the nine months ended September 30,
	2004	2003
Revenues	$416	$1,488

Loss from operations before disposal and impairment writedown (before taxes)	(67)	(236)
Gain (loss) on disposal, net of impairment writedowns (before taxes)	11	(54)
Loss from operations (before taxes)	(56)	(290)
Income tax benefit	(8)	—
Loss from operations of discontinued businesses (after taxes)	$(48)	$(290)

The assets and liabilities associated with the discontinued operations and assets held for sale are segregated on the condensed consolidated balance sheets at September 30, 2004 and December 31, 2003. The carrying amount of major asset and liability classifications for businesses recorded as discontinued operations and held for sale are as follows:

	September 30, 2004	December 31, 2003
	($ in millions)
ASSETS:
Cash	$3	$11
Restricted cash	20	34
Accounts receivable, net	160	88
Inventory	18	20
Property, plant and equipment	554	614
Other assets	178	188
Total assets	$933	$955

LIABILITIES:
Accounts payable	$108	$76
Current portion of long-term debt	600	580
Long-term debt	—	56
Other liabilities	80	81
Total liabilities	$788	$793

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.             COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows ($ in millions):

	For the three months ended September 30,
	2004	2003

Net income	$140	$76

Foreign currency translation adjustment:
Foreign currency translation adjustments (net of income taxes of $0 and $0, respectively)	89	87
Add: Discontinued operations sold during the period (no income tax effect)	—	93
Total foreign currency translation adjustments	89	180

Derivative activity:
Reclassification to earnings (net of income taxes of $4 and $9, respectively)	19	36
Change in derivative fair value (net of income tax benefit of $13 and $26, respectively)	(24)	71
Add: Discontinued operations sold during the period (no income tax effect)	—	84
Change in fair value of derivatives	(5)	191

Minimum pension liability activity:
Minimum pension liability	—	—
Add: Discontinued operations sold during the period (net of income taxes of $0 and $5, respectively)	—	12
Total Minimum pension liability	—	12

Comprehensive income	$224	$459

	For the nine months ended September 30,
	2004	2003

Net income	$226	$40

Foreign currency translation adjustment:
Foreign currency translation adjustments (net of income taxes of $0 and $0, respectively)	18	272
Add: Discontinued operations sold during the period (no income tax effect)	—	94
Total foreign currency translation adjustments	18	366

Derivative activity:
Reclassification to earnings (net of income taxes of $29 and $50, respectively)	101	131
Change in derivative fair value (net of income tax of $129 and $42, respectively)	(177)	(63)
Add: Discontinued operations sold during the period (no income tax effect)	—	84
Change in fair value of derivatives	(76)	152

Minimum pension liability activity:
Minimum pension liability (net of income taxes of $2 and $0, respectively)	2	(1)
Add: Discontinued operations sold during the period (net of income taxes of $0 and $45, respectively)	—	73
Total minimum pension liability	2	72

Comprehensive income	$170	$630

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss December 31, 2003	$(3,995)
Total foreign currency translation adjustments for the nine months ended September 30, 2004	18
Change in fair value of derivatives for the nine months ended September 30, 2004	(76)
Total change in minimum pension liability	2
Recognition of cumulative translation adjustment and minimum pension liability due to Brazilian debt restructuring	855
Accumulated other comprehensive loss September 30, 2004	$(3,196)

6.             SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The following tables present summarized comparative income statement information ($ in millions) for the Company’s investments accounted for using the equity method.

	For the three months ended September 30,
	2004	2003
Revenues	$246	$269
Operating margin	87	75
Net income	40	29

	For the nine months ended September 30,
	2004	2003
Revenues	$714	$846
Operating margin	246	273
Net income	129	126

In accordance with Accounting Principles Board Opinion No. 18 (“APB 18”), the Company discontinues the application of the equity method when an investment is reduced to zero and does not provide for additional losses when the Company does not guarantee the obligations of the investee or is otherwise committed to provide further financial support for the investee.  The above table excludes income statement information for the Company’s investments in which the Company has discontinued the application of the equity method.  Furthermore in accordance with APB 18, the Company’s policy is to resume the application of the equity method if the investee subsequently reports net income only after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.             SEGMENTS

AES reports its financial results in four business segments of the electricity industry: large utilities, growth distribution, contract generation and competitive supply.

AES reports its financial results in four business segments of the electricity industry: large utilities, growth distribution, contract generation and competitive supply.

•       The large utility segment primarily consists of three large utilities located in the United States (Indianapolis Power & Light Company or “IPL”), Brazil (AES Eletropaulo) and Venezuela (C.A. La Electricidad de Caracas or “EDC”). Each of these three utilities is of significant size and each maintains a monopoly franchise within a defined service area.

•       The growth distribution segment consists of distribution facilities located in developing countries where the demand for electricity is expected to grow at a higher rate than in more developed parts of the world.

•       The contract generation segment consists of facilities that have contractually limited their exposure to commodity price risks and electricity price volatility by entering into long-term (five years or longer) power sales agreements for 75% or more of their output capacity. These contractual agreements generally provide our contract generation businesses the opportunity to reduce their exposure from the commodity and electricity price volatility and thereby increase the predictability of their cash flows and earnings.

•       The competitive supply segment consists primarily of power plants selling electricity to wholesale customers through competitive markets, and as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity, natural gas and coal.

The inter-segment revenues are revenues generated by inter-company transactions between segments.  Inter-segment revenues for the three months ended September 30, 2004 and 2003 were $104 million and $89 million, respectively, and $313 million and $210 million for the nine months ended September 30, 2004 and 2003, respectively.  These amounts have been eliminated in consolidation and are excluded from amounts reported below.

Information about the Company’s operations by segment is as follows ($ in millions):

	Revenue		Gross Margin
For the three months ended September 30,	2004	2003	2004	2003
Large Utilities	$938	$908	$234	$244
Growth Distribution	314	276	61	46
Contract Generation	906	817	372	327
Competitive Supply	265	230	64	59
Total	$2,423	$2,231	$731	$676

	Revenue		Gross Margin
For the nine months ended September 30,	2004	2003	2004	2003
Large Utilities	$2,590	$2,388	$635	$572
Growth Distribution	955	823	186	141
Contract Generation	2,642	2,268	1,057	903
Competitive Supply	756	655	181	173
Total	$6,943	$6,134	$2,059	$1,789

	Total Assets
	September 30, 2004	December 31, 2003
Large Utilities.	$9,580	$9,471
Growth Distribution	2,816	2,788
Contract Generation	13,663	13,473
Competitive Supply	2,172	2,137
Discontinued Businesses	933	955
Corporate	792	1,142
Total assets	$29,956	$29,966

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.             FOREIGN CURRENCY TRANSACTION (LOSSES) GAINS ON NET MONETARY POSITION

AES operates businesses in many foreign countries. Investments in foreign countries may be impacted by significant fluctuations in foreign currency exchange rates. The Company’s financial position and results of operations have been significantly affected by fluctuations in the value of the Argentine Peso, the Brazilian Real, the Dominican Republic Peso, the Pakistani Rupee and the Venezuelan Bolivar relative to the U.S. Dollar.

Depreciation of the Argentine Peso and the Brazilian Real has resulted in foreign currency translation and transaction losses. Appreciation of those currencies has resulted in gains. Conversely, depreciation of the Venezuelan Bolivar has resulted in foreign currency gains and appreciation has resulted in losses. Net foreign currency transaction (losses) gains on net monetary position at the Company and its subsidiaries were as follows ($ in millions):

	For the three months ended September 30,
	2004	2003

Argentina	$(2)	$(15)
Brazil	5	(28)
Venezuela	(1)	8
Dominican Republic	(13)	—
Pakistan	(5)	(3)
Other	—	3
Total(1)	$(16)	$(35)

	For the nine months ended September 30,
	2004	2003

Argentina.	$(7)	$47
Brazil	(35)	129
Venezuela	(5)	(9)
Dominican Republic	(14)	—
Pakistan	(14)	(11)
Other	(4)	(2)
Total(1)	$(79)	$154

(1) Includes losses on foreign currency derivative contracts ($ in millions) as follows:

	2004	2003
Three months ended September 30	$(36)	$(4)
Nine months ended September 30	(50)	(6)

9.             FINANCING TRANSACTIONS

Recourse Debt

Debt redemptions and refinancing

During the three and nine months ended September 30, 2004, AES redeemed parent debt (net of refinancing) of approximately $23 million and $469 million, respectively. The $469 million of redemptions in the first nine months of 2004 were comprised of $304 million of cash redemptions (both mandatory and optional), and $165 million face value of exchanges of debt securities into common stock of the parent.  Related to such redemptions, AES recorded losses on debt extinguishment of approximately $0.6 million for the three months ended September 30, 2004 and $17.6 million for the nine months ended September 30, 2004.  Included in these losses was a prepayment penalty of $5 million incurred in the first quarter.  These losses are recorded in other expense in the accompanying

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

condensed consolidated statement of operations.

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

In conjunction with the March 2004 amendment to increase the amount available, other amendments were made to the credit facilities.  The senior secured credit facilities are subject to mandatory prepayments, such as the prepayment associated with net cash proceeds from the issuance of debt by subsidiaries. This prepayment requirement was modified such that 75% of the net proceeds upstreamed to the parent, after the first $200 million proceeds accumulating from March 17, 2004, must be applied to repay the bank facilities, other than such issuances by IPALCO or the Guarantors in which case such sweep percentage is 100%.

In August 2004, AES amended the credit facility to reduce borrowing costs.  The interest rate on the $450 million revolving credit facility was reduced from LIBOR plus 4% to LIBOR plus 2.5%. The revolving credit facility maturity date remains 2007. As of September 30, 2004, there were no revolving loans outstanding and there were $125 million in letters of credit outstanding. The August 2004 amendment also included a reduction of the interest rate for the $200 million term loan.  The LIBOR plus 4% rate was reduced to LIBOR plus 2.25% and the term loan maturity date was extended from 2007 to 2011.

Non-Recourse Debt

Currently, some of the Company’s subsidiaries are in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheets related to such defaults was $1.1 billion at September 30, 2004, of which approximately $600 million is held at discontinued operations.

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

In exchange for the termination of $869 million of outstanding Brasiliana Energia debt and accrued interest, BNDES received $90 million in cash, 53.85% ownership of Brasiliana Energia, and a call option (“Sul Option”) to acquire a 53.85% ownership interest of AES Sul. The Sul Option which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to a six month extension under certain circumstances.  The debt refinancing was accounted for as a modification of a debt instrument; therefore, the $26 million of face value of remaining debt due in excess of carrying value will be amortized using the effective interest rate method over the life of the debt.

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

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As a result of the stock issuance, AES recorded minority interest for BNDES’s share of Brasiliana Energia of $329 million.  In addition, the estimated fair value of the Sul Option was recorded as a liability in the amount of $37 million and will be marked-to-market in future quarters to reflect the changes in the underlying value of AES Sul, prior to BNDES’s exercise or the expiration of its call option.  The value of the Sul Option as of September 30, 2004 was $37 million.

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

AES Eletropaulo

On March 12, 2004, AES Eletropaulo finalized its re-profiling of approximately $800 million in outstanding debt.  As a result of this transaction, approximately 70% of the re-profiled debt is denominated in Brazilian Reais.  The syndicated debt has four tranches for both the U.S. Dollar and Brazilian Real debt portions with maturities through 2008.  The interest rate on the U.S. Dollar re-profiled debt is LIBOR plus 2.5% to 4.75% and the interest rate on the re-profiled Brazilian Real debt is Certificate of Interbank Deposits (“CDI”) plus 2.5% to 4.75%.  These interest rates reduce to LIBOR and CDI plus 2.25% to 4.5%, respectively, upon satisfaction of a post-closing down payment.  CDI is an index based upon the average rate per cost of loans negotiated among the banks within Brazil.  On September 30, 2004, LIBOR was 1.98% and CDI was 16.17%. A down payment of approximately 17% of the principal amount was agreed upon with the syndicated debt lenders.  The down payment should be made with the proceeds of certain loans to be provided by BNDES associated with rationing and Parcel A tracking account (“CVA”) tariff deferrals.  On June 3, 2004, AES Eletropaulo received the CVA loan in the amount of $166 million.  A portion of the funds were used to pay intra-sector obligations and the remaining portion was used to make the partial down payment to the syndicated debt.  The remaining down payment of approximately $85 million will be paid when AES Eletropaulo receives the BNDES rationing loan.  After making the full down payment, which will occur upon the disbursement by BNDES of the rationing loan, approximately $122 million, $216 million, $172 million and $148 million of principal repayments will be due in 2005, 2006, 2007 and 2008, respectively.  No principal payments are due in 2004.  Approximately $69 million of receivables have been provided as collateral for the debt.  AES Eletropaulo may pay dividends after March 31, 2005 to the extent it is required by Brazilian law, or certain dividend conditions (which include payment of scheduled amortization and the compliance with financial ratios) are met.  The refinancing was accounted as a modification of debt instruments; therefore, the bank fees of $19 million associated with this transaction were capitalized and will be amortized using the effective interest method over the life of the loan.  Third party costs were expensed.

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

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

•              Sul’s $300 million syndicated loan was restructured as a $266 million syndicated loan, which includes a $64 million subordinated tranche owed to a subsidiary of AES.  In conjunction with the termination of a sponsor support agreement provided by AES, AES contributed $50 million to AES Cayman Guaiba, which was used to repay principal to the bank lenders under the syndicated loan.  The amount of the restructured loan includes capitalized past due interest.  The syndicated loan is denominated in U.S. Dollars and has four senior tranches with maturities through 2011 and a subordinated tranche with a ballon payment due at final maturity in 2012.  The interest rate for all tranches through January 24, 2007 is LIBOR plus 3.875%, or 5.535% at September 30, 2004.  From January 24, 2007 through maturity, the margin increases annually by 0.5%.    Principal payments of $5.4 million, $5.4 million, $0, $6.5 million and $22.6 million will be due in 2004, 2005, 2006, 2007 and 2008, respectively.  The refinancing was accounted for as a modification of a debt instrument; therefore, the bank fees of $4.4 million were capitalized and will be amortized using the effective interest rate method over the life of the loan.  Third party costs were expensed.

•              An outstanding payable of approximately $47.4 million owed to Itaipu for energy purchases from the Itaipu hydroelectric station was restructured to extend the amortization period to monthly principal and interest payments ending in 2012, with an initial grace period of 12 months.

•              On April 26, 2004, AES Sul shareholders approved a 4,000-for-1 reverse stock split, with AES Sul acquiring any remaining factional shares.  On May 27, 2004, a holding company of AES Sul requested approval from the regulatory market in Brazil to increase its ownership of AES Sul through a voluntary tender offer.  The Company is seeking to acquire the shares of the minority interest partners and expects to complete this process in the first half of 2005.  Once this final phase of the AES Sul restructuring is complete and all the outstanding minority interest shares are repurchased, AES will issue a written notice of such completion to BNDES.  This notice will trigger BNDES’s right to exercise the Sul Option for a one year period.

BNDES’s ability to exercise the Sul Option, once notified, is contingent upon several factors.  The most significant factor requires BNDES to obtain consent for the exercise of the option from the AES Sul syndicated lenders.  The probability of BNDES exercising the Sul Option is unknown at this time.  In the event BNDES exercises its option, 53.85% of our ownership in Sul would be transferred to BNDES and the Company would be required to recognize a non-cash loss on its investment in Sul currently estimated at $530 million.  This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES's share of Sul offset by the recorded estimated fair value of the Sul Option.

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

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•              On May 31, 2004, Gener redeemed all of the Chilean and U.S. Convertible Notes, which remained outstanding after the consummation of the tender offers. At September 30, 2004, all $54 million of outstanding 6.5% Yankee Bonds were recorded as long-term debt;

•              On June 19, 2004, Gener completed its capital increase.  Gener issued a total of 714,084,243 new shares of its common stock to existing shareholders, raising the U.S. Dollar equivalent of approximately $98 million.  Cachagua satisfied its obligation to subscribe to the capital increase on May 20, 2004 by purchasing 713,000,000 of the new Gener shares for approximately $97.8 million.  Cachagua funded its subscription with proceeds from a loan it obtained in May 2004, thereby allowing the release to AES of the $97.8 million dividend Cachagua had previously placed into trust to ensure its capital subscription.  The loan is secured by a pledge of Gener’s shares owned by Cachagua.

In addition, on April 16, 2004, Gener completed the restructuring of $143 million of the indebtedness of its subsidiaries TermoAndes S.A. (“TermoAndes”) and InterAndes (“InterAndes”), as well as the termination of the interest rate swaps covering this debt.  The lenders and swap counterparties received an upfront payment that was funded with approximately $36 million of cash held in the

TermoAndes and InterAndes trust accounts and a cash contribution of approximately $26 million made by Gener.  Under the restructuring agreement, Gener agreed to pay an additional $9.1 million on June 30 to completely repay the debt held by one of the lenders, which repayment occurred as scheduled. The other lenders and swap counterparties extended a new loan of approximately $84 million to Gener to enable it to repurchase the balance of the original notes and to repay the swap termination fee.  The new loan has two tranches and will be amortized over a period from 2004 through 2010.

Dominican Republic

On March 11, 2004, Los Mina failed to make a $20 million revolving loan payment under its existing credit agreement. On April 30, 2004, an amendment to the existing Los Mina credit agreement was completed that extended the maturity of the loan and increased the interest rate. The Los Mina credit agreement amendment cured the Los Mina payment default and cross default under the Andres credit agreement. In addition, at the end of 2003, Los Mina and Andres had other potential covenant defaults on their respective debt. Waivers from the lenders have been received to cure such additional potential covenant defaults at both Los Mina and Andres.  The waivers were effective through September 30, 2004.  Both Los Mina and Andres have requested waiver extensions for the covenant defaults.  The debt for both Los Mina and Andres is reported as current non-recourse debt in the accompanying condensed consolidated balance sheet at September 30, 2004.

EDC

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

On October 21, 2004, EDC issued $260 million of 10.25% senior notes due in 2014. The proceeds of the offering will be used by EDC to refinance its existing indebtedness.

Edelap

On October 3, 2004, AES signed an assignment and release agreement with Citibank, N.A and Dresdner Bank AG, the lenders of La Plata Partners, a holding company of Edelap, a subsidiary located in Argentina. Under the agreement, the lenders agreed to sell and assign to AES all of their rights, title, interests and obligations under the loan documents.  The outstanding amount of the loan as of September 30, 2004 was $69 million principal and $12 million accrued interest. On November 2, 2004, AES paid $17 million to the original lenders to settle the outstanding principal and accrued interest.  The debt extinguishment resulted in a pre-tax gain of approximately $64 million in the fourth quarter of 2004.  As of September 30, 2004, the debt was in non-payment default, which, upon the conditions of the agreement, was cured at the time of the payment.  The outstanding principal and interest was classified as current at September 30, 2004.

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.          BENEFIT PLANS

Certain of the Company’s subsidiaries have defined benefit pension plans covering substantially all of their respective employees. Pension benefits are based on years of credited service, age of the participant and average earnings. Of the ten defined benefit plans, two of the plans are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.

Total pension cost for the three months ended September 30, 2004 and 2003 includes the following components ($ in millions):

	Pension Costs For the three months ended September 30,
	2004		2003
	U.S.	Foreign	U.S.	Foreign

Service cost	$1	$1	$1	$2
Interest cost on projected benefit obligation	7	56	7	52
Expected return on plan assets	(7)	(33)	(6)	(27)
Amortization of unrecognized actuarial loss.	1	2	1	6
Total pension cost	$2	$26	$3	$33

Total pension cost for the nine months ended September 30, 2004 and 2003 includes the following components ($ in millions):

	Pension Costs For the nine months ended September 30,
	2004		2003
	U.S.	Foreign	U.S.	Foreign
Service cost	$3	$4	$3	$5
Interest cost on projected benefit obligation	21	168	22	156
Expected return on plan assets	(21)	(99)	(18)	(82)
Amortization of unrecognized actuarial loss.	3	4	2	25
Total pension cost	$6	$77	$9	$104

The scheduled cash flows for foreign employer contributions have not changed significantly from previous disclosures.

IPALCO

In April 2004, pension legislation was passed which decreased the present value of IPALCO’s current pension fund liabilities and lowered IPALCO’s pension funding requirements in the short-term. In August 2004, IPALCO contributed $6 million to achieve 90% funding for the year.

11.          COMMITMENTS AND CONTINGENCIES

Financial Commitments

At September 30, 2004, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $333 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

At September 30, 2004, the Company had $125 million in letters of credit outstanding under the revolver that operate to guarantee performance relating to certain project development activities and subsidiary operations.  The Company pays a letter of credit fee

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ranging from 0.50% to 2.85% per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at September 30, 2004.

Environmental

It is the Company’s policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $17 million as of September 30, 2004 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of September 30, 2004. There can be no assurance that activities at these or any other facilities identified in the future may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.  See Note 12 “Contingencies — Environmental” in the Company’s financial statements included in its Annual Report filed on Form 10-K for the year ended December 31, 2003 for a more complete discussion of the Company’s environmental contingencies.

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

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations have involved alleged market manipulation.  The FERC has requested documents from each of the AES Southland plants and AES Placerita. AES Southland and AES Placerita have cooperated fully with the FERC investigation.  AES Southland is not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement.

The Ninth Circuit Court of Appeals also recently addressed the appeal of the FERC’s decision not to impose refunds for the alleged failure to file rates including transaction specific data for sales to the California Independent System Operator (“ISO”)for 2000 and

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2001.  State of California ex rel. Bill Lockye.  In its order issued September 9, 2004, the Ninth Circuit did not order refunds, but remanded the case to the FERC for a refund proceeding to consider remedial options.  Placerita made sales during the referenced time period.

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

In July 2001, a petition was filed against CESCO, an affiliate of the Company by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO has defaulted on its obligations as a government licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of a government regulator to manage CESCO. Gridco, a state owned entity, is the sole energy wholesaler to CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. By its order of August 2001, the OERC held that the Company and other CESCO shareholders were not proper parties to the OERC proceeding and terminated the proceedings against the Company and other CESCO shareholders. Subsequently, OERC issued notices regarding the OERC proceedings to the Company and the other CESCO shareholders. The Company has advised OERC that the Company was not a party. In October 2003, OERC again forwarded a notice to the Company advising of a hearing in the OERC matter scheduled for November 2003. The Company, in November 2003, again advised the OERC that the Company is not subject to the OERC proceedings. In June 2004, the OERC issued an Order requiring that CESCO submit a business plan for the continued operations of CESCO and also indicated the possible revocation of the CESCO operating license. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked.  Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company’s investment in CESCO obligates the Company to provide additional financial support to cover CESCO’s financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder’s Agreement (“SHA”), between Gridco, the Company, AES ODPL, and Jyoti Structures.  The parties have filed their respective statement of claims, counter claims, defenses and answers. A hearing on the merit has been scheduled for August 2005. Other matters that had been pending before the Indian courts were resolved with the exception of a petition before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings.  The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

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

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In October 2002, the Company, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp were named as defendants in purported class actions filed in the United States District Court for the Eastern District of Virginia. Between October 29, 2002 and December 11, 2002, seven virtually identical lawsuits were filed against the same defendants in the same court. The lawsuits purport to be filed on behalf of a class of all persons who purchased the Company’s common stock and certain of its bonds between April 26, 2001 and February 14, 2002. The complaints purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder based on statements or omissions concerning the Company’s United Kingdom operations and the alleged effect of the NETA on those operations. On December 4, 2002 defendants moved to transfer the actions to the United States District Court for the Southern District of Indiana. By stipulation dated December 9, 2002, the parties agreed to consolidate these actions into one action. On December 12, 2002 the Court entered an order consolidating the cases under the caption In re AES Corporation Securities Litigation, Master File No. 02-CV-1485.  On January 16, 2003, the Court granted defendants’ motion to transfer the consolidated action to the United States District Court for the Southern District of Indiana. On September 26, 2003, plaintiffs filed a consolidated amended class action complaint on behalf of a purported class of all persons who purchased the Company’s common stock and certain of its bonds between July 27, 2000 and November 8, 2002. (the “Imler Action”) The consolidated amended class action complaint, in addition to asserting the same claims asserted in the original complaints, also purports to allege that AES and the individual defendants failed to disclose information concerning AES’s role in purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  Defendants filed a motion to dismiss on November 17, 2003.  On October 1, 2004, the parties filed a Stipulation and Agreement of Settlement pursuant to which defendants caused to be paid a total of $5 million into a settlement fund to settle all claims arising out of the Imler Action and the Moskal Action (discussed below) and as defined in the stipulation.  Defendants settled the lawsuits without any admission or concession of any liability or wrongdoing or lack of merit in their defenses.  On October 4, 2004, the Court signed and entered a Preliminary Order for Notice and Hearing in Connection With Settlement Proceedings and set a hearing to consider final approval of the settlement on January 28, 2005.

On December 11, 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Virginia captioned AFI LP and Naomi Tessler v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 02-CV-1811 (“AFI Action”). The lawsuit purports to be filed on behalf of a class of all persons who purchased AES securities between July 27, 2000 and September 17, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 14, 2003, the Court ordered that the action be transferred to the United States District Court for the Southern District of Indiana. By Order dated August 25, 2003, the Southern District of Indiana consolidated this action with another action captioned Stanley L. Moskal and Barbara A. Moskal v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 1:03-CV-0284 (“Moskal Action”),

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

discussed immediately below.

On February 26, 2003, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in the Moskal Action, a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana captioned Stanley L. Moskal and Barbara A. Moskal v. The AES Corporation, Dennis W. Bakke, Roger W. Sant and Barry J. Sharp, 1:03-CV-0284. The lawsuit purports to be filed on behalf of a class of all persons who engaged in “option transactions” concerning AES securities between July 27, 2000 and November 8, 2002. The complaint alleges that AES and the individual defendants failed to disclose information concerning purported manipulation of the California electricity market, the effect thereof on AES’s reported revenues, and AES’s purported contingent legal liabilities as a result thereof, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. By Order dated August 25, 2003, the Southern District of Indiana consolidated this action with the AFI Action, discussed immediately above. On September 26, 2003, plaintiffs filed an amended class action complaint. Defendants filed a motion to dismiss on November 17, 2003.  On October 1, 2004, the parties filed a Stipulation and Agreement of Settlement pursuant to which defendants caused to be paid a total of $5 million into a settlement fund to settle all claims arising out of the Imler Action (discussed above) and the Moskal Action and as defined in the stipulation.  Defendants settled the lawsuits without any admission or concession of any liability or wrongdoing or lack of merit in their defenses.  On October 4, 2004, the Court signed and entered a Preliminary Order for Notice and Hearing in Connection With Settlement Proceedings and set a hearing to consider final approval of the settlement on January 28, 2005.

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

In November 2002, a lawsuit was filed against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF”), two of our indirect subsidiaries, in the District Court of Hood County, Texas by Stone & Webster, Inc. (“S&W”). S&W contracted to perform the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction. S&W has since amended its complaint four times and joined additional parties, including the Company and ParsonsEnergy & Chemicals Group, Inc..  In addition to the claims already mentioned, the current claims by S&W include claims for breach of contract, breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. In January 2004, the Company filed a counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). In March 2004, S&W and Shaw each filed an answer to the counterclaim. The counterclaim and answers subsequently were amended.  The Company and subsidiaries believe that the allegations in S&W’s complaint are meritless, and that each have meritorious defenses to the claims asserted by S&W.  They each intend to defend the lawsuit vigorously. Discovery continues and trial in this matter is set for March 7, 2005.

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

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In December 2002, Enron Power Marketing, Inc. (“EPMI”) filed an adversary proceeding in its bankruptcy proceeding in the Bankruptcy Court for the Southern District Court of New York to recover approximately $13 million (plus interest) from NewEnergy (and the Company as guarantor of the obligations of NewEnergy), and approximately $31.5 million (plus interest) from CILCO that EPMI claimed it was due under certain Master Agreements governing purchases and sales of energy.  On September 30, 2004, the Bankruptcy Court approved a settlement agreement between the parties that disposed of EPMI’s claims in their entirety.

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

On January 27, 2004, the Company received notice of a “Formulation of Charges” filed against the Company by the Superintendence of Electricity of the Dominican Republic. In the “Formulation of Charges,” the Superintendence asserts that the existence of three generation companies (Empresa Generadora de Electricidad Itabo, S.A., Dominican Power Partners, and AES Andres BV) and one distribution company (Empresa Distribuidora de Electricidad del Este, S.A.) in the Dominican Republic, violates certain cross ownership restrictions contained in the General Electricity law of the Dominican Republic. On February 10, 2004, the Company filed in the First Instance Court of the National District of the Dominican Republic (“Court”) an action seeking injunctive relief based on several constitutional due process violations contained in the “Formulation of Charges” (“Constitutional Injunction”). On or about February 24, 2004, the Court granted the Constitutional Injunction and ordered the immediate cease of any effects of the “Formulation of Charges” and the enactment by the Superintendence of Electricity of a special procedure to prosecute alleged antitrust complaints under the General Electricity Law. On March 1, 2004, the Superintendence of Electricity appealed the Court’s decision. The appeal is pending.

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empressa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed separate lawsuits in the Dominican Republic against two AES subsidiaries, Ede Este and Itabo S.A, with the Itabo lawsuit also naming as a defendant the president of Itabo.  In the Itabo action, CDEEE requests a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties.  CDEEE also requests that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 1, 2004 to CDEEE, and that an independent expert audit the accounting records and present a report to CDEEE and the court. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of Itabo of all Ede Este´s commercial and financial operations with affiliate companies since August 5, 1999.  Preliminary hearings have been held in both matters, with a further hearing for the Itabo case scheduled for October 27, 2004 and the EDE ESTE scheduled for October 30, 2004.

THE AES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Pursuant to the pesification established by the Public Emergency Law and related decrees in Argentina, since the beginning of 2002, the Company’s subsidiary TermoAndes has converted its obligations under its gas supply and gas transportation contracts into pesos.  In accordance with the Argentine regulations, payments must be made in Argentine Pesos at a 1:1 exchange rate. Some gas suppliers (Tecpetrol, Mobil and Compañía General de Combustibles S.A.) have objected to the payment in pesos. On January 30, 2004, such gas suppliers presented a demand for arbitration at the ICC (International Chamber of Commerce) requesting the re-dollarization of the gas price. TermoAndes replied on March 10, 2004 with a counter-lawsuit related to (i) the default of suppliers regarding the most favored nation clause, (ii) the unilateral modification of the point of gas injection by the suppliers, (iii) the obligations to supply the contracted quantities and (iv) the ability of TermoAndes to resell the gas not consumed.  On May 12, 2004, the plaintiffs responded to TermoAndes’ counterclaim.  In October 2004, the case was submitted to a court of arbitration for determination of the Terms of Reference.  The arbitration seeks approximately $10 million for past gas supplies.

On or about October 27, 2004, AES Red Oak LLC (“Red Oak”) was named as a defendant in a lawsuit filed by Raytheon Company (“Raytheon”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project.  The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project.  Raytheon also seeks $110 million in purported additional expense allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak.

The Company is also involved in certain claims, suits and legal proceedings in the normal course of business.  The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or to make expenditures in amounts that could be material but cannot be estimated as of September 30, 2004.

12.          RECENT TAX LEGISLATION

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004.  This legislation contains a number of changes to the Internal Revenue Code that may affect the Company.  We are in the process of analyzing the law in order to determine the effects to the Company.  Any necessary changes to the Company’s existing current and deferred tax accounts will be reflected in the Company’s consolidated financial statements for the fourth quarter of 2004.  At this time we do not expect any material impact on the consolidated financial statements from this legislation.

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

In connection with these strategic elements, we have concentrated on several key initiatives that have and will continue to have a material impact on our business. These include:

•           Strengthening the operating performance and cost efficiency of our businesses to improve our gross margin, earnings, cash flows, earnings and return on invested capital;

•           Selling or discontinuing several under-performing businesses that no longer meet our investment criteria, or selling minority positions of businesses where market valuation make such sales attractive return opportunities, while improving the strength of our balance sheet by reducing financial leverage and improving liquidity;

•           Restructuring the ownership and financing structure of certain subsidiaries to improve their long-term prospects for acceptable returns on invested capital or to extend their previously short-term debt maturities;

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

Operating performance. For the third quarter of 2004, sales increased 9% to $2,423 million from $2,231 million in the third quarter 2003.  Gross margin, defined as sales less cost of sales, was $731 million for the third quarter of 2004, an increase of 8% as compared to the third quarter of 2003.  For the nine months ended September 30, 2004, sales increased 13% to $6,943 million from $6,134 million in the same period in 2003.  Gross margin for the year increased 15% to $2,059 million from $1,789 million for the same period last year.

As a percentage of sales, gross margin of $731 million was relatively stable at 30.2% versus 30.3% for the third quarter of 2004 compared to the same period in 2003.  For the nine months ended September 30, 2004, as a percentage of sales, gross margin of $2,059 million increased to 29.7% versus 29.2%.  These changes reflect improved profitability as a result of improved tariff and contract pricing, partially offset by margin pressures within our integrated utilities segment.

In addition, the Company continues to focus on productivity improvement programs within our facilities regarding plant availability, reduction of non-technical losses within the distribution business, capital effectiveness, and expansion of global sourcing efforts on key categories of spending.

Net cash provided by operating activities was $1,109 million for the nine months ended September 30, 2004 as compared to $1,086 million for the same period in 2003.  Improved operating income was partially offset by increases in net working capital which was driven by our Brazilian subsidiary’s payments on outstanding 2003 payables from its pre-debt restructuring period.

Asset sales. There were no significant sales during the third quarter of 2004. The Company continues to evaluate its portfolio and business performance and may decide to seek opportunities to sell additional businesses in the future; however, given the improvements in our liquidity, there will be a lower emphasis placed on asset sales in the future specifically for the purpose of improving liquidity and strengthening the balance sheet.

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

Discontinued operations. During 2004, the loss from discontinued operations consists primarily of the results associated with Granite Ridge and Wolf Hollow, two competitive supply businesses in the U.S., and Ede Este, a growth distribution business in the Dominican Republic.  This loss was offset in part by a $20 million gain related to our prior sale of Mountainview which represents contingent consideration received and recorded during the first quarter of 2004.  The Company continues to evaluate the potential future impacts of the changes in the economic, regulatory and political environment in the Dominican Republic to determine the effect, if any, on our generation businesses in that country.  We disposed of Granite Ridge in the fourth quarter of 2004. We are currently on track to dispose of the Wolf Hollow and Ede Este facilities, as planned, by the end of 2004.

New projects.  Ras Laffan (“Ras Laffan”), a 55% AES owned combined cycle power and desalination plant located in Qatar, achieved final commercial operation on May 20, 2004. The net capacity of electricity is 770MW and 182,000 m3/day of water. Ras Laffan is reported in the contract generation segment.

AES Panama S.A. (“Panama”), a 49% AES owned hydroelectric generating facility located in Panama achieved commercial operations related to its capacity expansion project at Bayano in February 2004.  AES Panama is reported in the competitive supply segment.

Refinancing. During the first nine months of 2004, we reduced recourse debt at the parent by $469 million, and refinanced $500 million of outstanding secured debt with an issuance of $500 million of  7.75% unsecured notes due in 2014.  In addition, we increased the amount available under our parent company revolving credit facility to $450 million from its previous amount of $250 million.  These activities are consistent with our plan to maintain or increase parent company liquidity, lengthen parent company debt maturities, and reduce parent company debt and other contractual obligations, both contingent and non-contingent.

Risks. On March 31, 2004, the government of Argentina issued a “Rationing Program for Natural Gas Exports and Use of Transportation Capacity” (“Program”), which imposes restrictions on natural gas exports and natural gas supplies used for electric generation exports and natural gas transportation services utilized for export. The Program was a response by the government of Argentina to eliminate a shortage of natural gas in the Argentine system, which was caused by a sharp increase in gas demand due to:

•    poor conditions for hydroelectric energy,

•    frozen energy prices which inadequately reflected the true cost of energy,

•    lower gas prices leading to reduction of investments into a gas industry,

•    winter seasonal demand increase.

During the second quarter of 2004, the government of Argentina issued several other resolutions aimed to mitigate the gas crisis. For example, the government issued a resolution to apply systematic gas price increases through July 2005 to new large consumers of natural gas and to electric generation plants that provide electricity to the domestic market, and a resolution imposing a new duty of 20% to be levied on certain export merchandise, including natural gas.  The resolutions issued by the government of Argentina represent both risks and opportunities for our businesses located in Argentina, Chile and Brazil. Negative impacts on our Chilean subsidiaries are expected to be compensated by positive impacts in Brazil and Argentina.

The main causes of negative impacts in Chile are due to inadequate gas supply as a result of restrictions, which led to reductions of output or increased costs as a result of purchases of energy on the more expensive spot market to meet contractual obligations.  During the second and third quarters of 2004, AES Uruguaiana, located in Brazil, benefited from purchases of energy on the spot market even though it experienced gas restrictions.  Our generation subsidiaries in Argentina are experiencing positive impacts.  Our hydro facilities are benefiting from sales to the spot market at higher prices.  Additionally, our coal-fired plant was dispatched in 2004 more than expected due to the increased demand for the energy sources which use a fuel other than gas.

The future outcome is highly dependant upon evolving regulatory responses in Chile, Argentina and Brazil and on any additional or new interruptions and/or from reductions in the supply of natural gas in Argentina, which could have a direct adverse effect on the operation of these businesses.  However, AES does not expect the overall impact to be material in 2004.

The operations of AES’s generation and distribution businesses in the Dominican Republic remain vulnerable to the current electricity crisis of that country.  The instability of the economic environment and transition of the new government administration have created uncertainty surrounding cash flows and profitability for some of our businesses.  AES’s generation subsidiaries in the Dominican Republic, Los Mina and Andres, have consolidated accounts receivable balances of $113 million as of September 30, 2004.  The businesses, in conjunction with the new government and finance representatives in the country, continue to actively seek permanent solutions for the crisis.  Due to these efforts, we expect to see some progress on the reduction of these balances for year end with our distribution business, Ede Este.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

 Revenues

Overview

Revenues increased $192 million, or 9%, to $2,423 million during the third quarter of 2004 compared to $2,231 million for the third quarter of 2003. Excluding the negative 1% impact of foreign currency translation, revenues would have increased approximately 10%. The increase was driven by the effective execution and implementation of tariff increases in our large utilities and growth distribution business. The increase also reflects revenues from our new projects and higher electricity prices in both the contract generation and competitive supply segments. Further increases were driven by higher demand in the growth distribution and competitive supply segments.  The breakdown of AES’s revenues for the three months ended September 30, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

Regulated Revenues

Regulated revenues increased $68 million, or 6%, to $1,252 million for the third quarter of 2004 compared $1,184 million during the same period in 2003. Generally regulated revenues increased due to tariff increases.  Regulated revenues will continue to be impacted by fluctuations in the value of Brazilian, Venezuelan and Argentine currencies.

	For the Three Months Ended
	September 30, 2004		September 30, 2003		Change
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% Change
	(in $ millions)
Large Utilities:
North America	$229	10%	$221	10%	$8	4%
South America	560	23%	523	24%	37	7%
Caribbean*	149	6%	164	7%	(15)	(9)%
Total Large Utilities	$938	39%	$908	41%	$30	3%

Growth Distribution:
South America	$121	5%	$112	5%	$9	8%
Caribbean	88	4%	83	4%	5	6%
Europe/Africa	105	4%	81	3%	24	30%
Total Growth Distribution	$314	13%	$276	12%	$38	14%

Total Regulated Revenues	$1,252	52%	$1,184	53%	$68	6%

*              Includes Venezuela

Large Utilities

Large utilities revenues increased $30 million, or 3%, to $938 million for the third quarter of 2004 compared to $908 million in the same period of 2003.  Excluding the negative 4% impact of foreign currency translation, sales would have increased approximately 7%.  AES Eletropaulo’s revenue increase was largely driven by the impact of the July 2004 tariff reset of 18.6%.  IPALCO’s revenues increased due to increases in the tariff as a result of increases in the fuel price offset by a slight decrease in volume.  At our third large utility, EDC in Venezuela, revenue was lower than that of the prior year quarter as pricing increases due to tariff adjustments were almost entirely offset by the negative impact of foreign currency translation and negative volume as compared to the prior year quarter.

Growth Distribution

Growth distribution revenues increased $38 million, or 14%, to $314 million for the third quarter of 2004 from $276 million for the third quarter of 2003. Foreign currency translation did not have a significant impact on the change in revenues.  The overall increase was equally driven by both price and volume changes in all businesses within this segment, $30 million in total. MWhs sold in the third quarter 2004 were approximately 6% higher than during the same period of 2003, mainly driven by our businesses in Cameroon and Ukraine. Tariff increases favorably impacted our businesses in Ukraine, South America and Caribbean regions.

Non-Regulated Revenues

Non-regulated revenues increased $124 million, or 12%, to $1,171 million for the third quarter of 2004 compared to the same period in 2003. This increase was primarily the result of the impact of our new projects coming on line and increased pricing under our power sale agreements.  Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity, particularly in the northeastern U.S.

	For the Three Months Ended
	September 30, 2004		September 30, 2003		Change
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% Change
	(in $ millions)
Contract Generation:
North America	$244	10%	$238	11%	$6	3%
South America	284	12%	239	11%	45	19%
Caribbean	134	5%	120	5%	14	12%
Europe/Africa	94	4%	103	5%	(9)	(9)%
Asia	150	6%	117	5%	33	28%
Total Contract Generation	$906	37%	$817	37%	$89	11%

Competitive Supply:
North America	$113	5%	$122	5%	$(9)	(7)%
South America	57	2%	33	1%	24	73%
Caribbean	30	1%	20	1%	10	50%
Europe/Africa	36	2%	34	2%	2	6%
Asia	29	1%	21	1%	8	38%
Total Competitive Supply	$265	11%	$230	10%	$35	15%

Total Non-Regulated Revenues	$1,171	48%	$1,047	47%	$124	12%

Contract Generation

Contract generation revenues increased $89 million, or 11%, to $906 million for the third quarter of 2004 from $817 million for the third quarter of 2003. Excluding the positive 1% impact of foreign currency translation, revenue would have increased approximately 10%. The revenue increase was principally due to pricing gains from contract-related price escalations, especially at Tiete in Brazil, Gener in Chile, and Kilroot in the U.K., partly offset by lower volumes related to plant upgrades in our Hungarian business.  New projects that came on line in Asia (Ras Laffan), the Caribbean (Andres) and the U.S. (Huntington Beach) also contributed to this revenue growth.

Competitive Supply

Competitive supply revenues increased $35 million, or 15%, to $265 million for the third quarter of 2004 from $230 million for the third quarter of 2003. Excluding the positive 1% impact of foreign currency translation, revenues would have increased approximately 14%. AES’s coal-fired plant in Argentina, CTSN, was dispatched significantly higher than expected as a result of increased demand caused by gas shortages in Argentina, contributing to the increase in competitive supply revenues.  The completion of AES’s greenfield hydroelectric project in Panama (Esti), combined with its expansion hydroelectric project in another plant in Panama (Bayano), also resulted in increased revenues.

Gross Margin

Overview

Gross margin, defined as total revenues reduced by total cost of sales, increased $55 million, or 8%, to $731 million during the third quarter of 2004 compared to $676 million for the third quarter of 2003.  The increase in gross margin was largely attributable to increased revenue performance as a result of better pricing, volume and new projects on line.  Gross margin as a percentage of revenues was relatively stable at 30.2% in the third quarter of 2004 compared to 30.3% in the same period in 2003. The breakdown of AES’s gross margin for the three months ended September 30, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

Regulated Gross Margin

Regulated gross margin increased $5 million, or 2%, to $295 million for the third quarter of 2004 from $290 million for the same period in 2003. Regulated gross margin as a percentage of revenues was stable at 24% in the third quarter compared to the same period in 2003.

	For the Three Months Ended
	September 30, 2004		September 30, 2003		Change
	Gross Margin	Operating Gross Margin %	Gross Margin	Operating Gross Margin %	Gross Margin	% Change
	(in $ millions)
Large Utilities:
North America	$80	35%	$84	38%	$(4)	(5)%
South America	105	19%	92	18%	13	14%
Caribbean*	49	33%	68	41%	(19)	(28)%
Total Large Utilities	$234	25%	$244	27%	$(10)	(4)%

Growth Distribution:
South America	$21	17%	$29	26%	$(8)	(28)%
Caribbean	16	18%	19	23%	(3)	(16)%
Europe/Africa	25	24%	(1)	(1)%	26	(2600)%
Asia	(1)	—%	(1)	—	—	—%
Total Growth Distribution	$61	19%	$46	17%	$15	33%

Total Regulated Gross Margin	$295	24%	$290	24%	$5	2%

*              Includes Venezuela

Large Utilities

Large utilities gross margin decreased $10 million, or 4%, to $234 million for the third quarter of 2004 from $244 million for the third quarter of 2003 due largely to higher power purchase and transmission costs at AES Eletropaulo, the impact of the depreciating Bolivar related to our EDC operation and higher fixed costs at IPALCO related to an unplanned outage.  This also impacted the large utilities gross margin as a percentage of revenues which decreased to 25% for the third quarter of 2004 compared to 27% for the third quarter of 2003.

Growth Distribution

Growth distribution gross margin increased $15 million, or 33%, to $61 million for the third quarter of 2004 from $46 million for the third quarter of 2003. The growth distribution gross margin as a percentage of revenues increased to 19% for the second quarter of 2004 compared to 17% in the same period in 2003. Foreign currency translation did not have a significant impact on change in gross margin during this period.  The increase is mainly driven by higher margin in the Cameroon business as a result of higher energy demand, increased level of services provided and lower fixed costs. This was offset by reduced gross margin in Brazil (Sul) as a result of higher energy purchase costs.

Non-Regulated Gross Margin

Non-regulated gross margin increased $50 million, or 13%, to $436 million for the third quarter of 2004 from $386 million during the same period in 2003. Non-regulated gross margin as a percentage of revenues was stable at 37% for the three months ended September 30, 2004 compared to the same period in 2003.

	For the Three Months Ended
	September 30, 2004		September 30, 2003		Change
	Gross Margin	Operating Gross Margin %	Gross Margin	Operating Gross Margin %	Gross Margin	% Change
	(in $ millions)
Contract Generation:
North America	$121	50%	$115	48%	$6	5%
South America	127	45%	100	42%	27	27%
Caribbean	33	25%	28	23%	5	18%
Europe/Africa	22	23%	26	25%	(4)	(15)%
Asia	69	46%	58	50%	11	19%
Total Contract Generation	$372	41%	$327	40%	$45	14%

Competitive Supply:
North America	$24	21%	$26	21%	$(2)	(8)%
South America	23	40%	17	52%	6	35%
Caribbean	10	33%	9	45%	1	11%
Europe/Africa	1	3%	3	9%	(2)	(67)%
Asia	6	21%	4	19%	2	50%
Total Competitive Supply	$64	24%	$59	26%	$5	8%

Total Non-Regulated Gross Margin	$436	37%	$386	37%	$50	13%

Contract Generation

Contract generation gross margin increased $45 million, or 14%, to $372 million for the third quarter of 2004 from $327 million for the third quarter of 2003 as a result of higher revenues from contract-related price escalations and new volume associated with new projects in the Caribbean (Andres), Asia (Ras Laffan) and the U.S. (Huntington Beach).  The gross margin as a percentage of total revenues increased 1% to 41% for the third quarter of 2004 from 40% for the third quarter of 2003 primarily due to favorable price changes in Gener and Kilroot.

Competitive Supply

Competitive supply gross margin increased $5 million, or 8%, to $64 million for the third quarter of 2004 from $59 million for the third quarter of 2003.  The competitive supply gross margin as a percentage of revenues decreased 2% to 24% for the third quarter of 2004 from 26% for the third quarter of 2003. This decrease is primarily due to increased operational and maintenance costs for our businesses in the U.S. (New York), the Caribbean (Panama) and in South America (San Nicolas and Alicura), as well as higher fuel costs for our businesses in the U.S. (New York).

General and administrative expenses

General and administrative expenses include parent company overhead and business development office expenses.  These costs increased $4 million, or 11%, to $40 million for the third quarter of 2004 compared to $36 million for the same period in 2003. General and administrative expenses as a percentage of total revenues remained approximately 2% during the third quarter of 2004 and 2003. The increase in dollar amount is a result of additional corporate personnel and the expensing of stock options and other long-term incentive compensation.  Additional personnel have been added at the parent company to support our key initiatives related to strategy, safety, compliance, information systems and controls.

Interest expense

Interest expense decreased $30 million, or 6%, to $470 million for the third quarter of 2004 compared to $500 million during the same period in 2003 primarily due to a reduction of debt associated with the AES Eletropaulo debt restructuring and a reduction of recourse debt, which is partially offset by interest expense from new project financings.

Interest income

Interest income decreased $30 million, or 37%, to $52 million for the third quarter of 2004 compared to $82 million during the same period in 2003.  The decline related in part to a reclassification adjustment associated with the AES Eletropaulo settlement of certain outstanding municipal receivables.

Other income

Other income decreased $14 million to $17 million for the third quarter of 2004 compared to $31 million in the same period in 2003.  Other income for the three months ended September 30, 2004 primarily includes gains on the settlement of disputes whereas the three months ended September 30, 2003 primarily includes gains on the early extinguishment of liabilities, settlement of legal disputes, and marked-to-market commodity derivatives.

 Other expense

Other expense increased $5 million to $29 million for the third quarter of 2004 compared to $24 million for the same period in 2003. Other expense primarily consists of losses on the sale of assets, marked-to-market losses on commodity derivatives and losses associated with the early extinguishment of liabilities.

Loss on sale of investments

The amount of loss on sale of investment for the three months ended September 30, 2003, represents the write-off of capitalized costs associated with the Bujagali project, in Uganda, in the third quarter of 2003 due to our termination of the project.

Foreign currency transaction (losses) gains on net monetary position

The Company recognized foreign currency transaction losses of $16 million during the third quarter of 2004 compared to losses from foreign currency transactions of $35 million in the third quarter of 2003. The $19 million reduction in losses in the third quarter 2004 as compared to the same period in 2003 was primarily related to gains in Brazil partially offset by losses in Pakistan.  See Note 8 of the condensed consolidated financial statements for a summary of foreign currency transaction (losses) gains on net monetary position.

Equity in earnings of affiliates

Equity in earnings of affiliates increased $6 million, or 50%, to $18 million during the third quarter of 2004 as compared to the same period in 2003.

Income taxes

Income taxes increased $45 million to $78 million for the third quarter of 2004 compared to the same period in 2003. The company’s effective tax rate was 30% for the third quarter of 2004 and 25% for the third quarter of 2003. The effective tax rate increased as a result of estimated U.S. taxes related to higher distributions from and earnings of certain non-U.S. subsidiaries.

Change in accounting principle

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The items that are part of the scope of SFAS No. 143 for our business primarily include active ash landfills, water treatment basins and the removal or dismantlement of certain plant and equipment. The adoption of SFAS No. 143 resulted in a cumulative reduction to income of $2 million, net of income tax effects.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Overview

Revenues increased $809 million, or 13%, to $6,943 million during the nine months ended September 30, 2004 compared to $6,134 million for the nine months ended September 30, 2003. Excluding the positive 1% impact of foreign currency translation, revenues would have increased by 12%.  Revenues were favorably impacted by tariff and new contract price escalations and new projects coming on line.  The breakdown of AES’s revenues for the nine months ended September 30, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

Regulated Revenues

Regulated revenues increased $334 million, or 10%, to $3,545 million for the nine months ended September 30, 2004 compared to the same period in 2003. Revenue growth was impacted primarily by tariff increases at AES Eletropaulo and EDC, tariff and volume increases at SONEL in Cameroon and net positive effects of foreign currency translation year over year.  Regulated revenues will continue to be impacted by fluctuations in the value of Brazilian, Argentine and Venezuelan currencies.

	For the Nine Months Ended
	September 30, 2004		September 30, 2003		Change
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% Change
	(in $ millions)
Large Utilities:
North America	$656	10%	$629	10%	$27	4%
South America	1,488	21%	1,322	22%	166	13%
Caribbean*	446	6%	437	7%	9	2%
Total Large Utilities	$2,590	37%	$2,388	39%	$202	8%

Growth Distribution:
South America	$362	5%	$311	5%	$51	16%
Caribbean	259	4%	258	4%	1	—%
Europe/Africa	334	5%	254	4%	80	31%
Total Growth Distribution	$955	14%	$823	13%	$132	16%

Total Regulated Revenues	$3,545	51%	$3,211	52%	$334	10%

*              Includes Venezuela

Large Utilities

Large utilities revenues increased $202 million, or 8%, to $2,590 million for the nine months ended September 30, 2004 compared to $2,388 million in the same period of 2003, which was comprised of increases at all of our large utility businesses.  Revenues were only marginally impacted by foreign currency translation year over year.  AES Eletropaulo, IPL and EDC experienced increased revenues during the nine months ended September 30, 2004 due to tariff increases. At AES Eletropaulo, revenues also increased as a result of an appreciation in the Brazilian Real in the nine months ended September 30, 2004 compared to the same period in 2003.  These increases at AES Eletropaulo were slightly offset by a reduction in sales volume and a reduction in other revenue generated by regulatory fees in the nine months ended September 30, 2004 compared to the same period in 2003. At EDC, the tariff increase was offset by a devaluation of the Venezuelan Bolivar relative to the U.S. Dollar.  IPALCO’s revenues increased due to a higher tariff and higher demand caused by an increase in the customer base.

Growth Distribution

Growth distribution revenues increased $132 million, or 16%, to $955 million for the nine months ended September 30, 2004 from $823 million for the nine months ended September 30, 2003. Excluding the positive 3% impact of foreign currency translation, revenues would have increased 13%. Overall, segment revenues increased due to increased sales volume as well as tariff increases mainly in our Cameroon, Ukraine and Brazil businesses. The increase in South America was primarily due to increased tariffs at Sul in Brazil, as well as the appreciation of the Brazilian Real in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in Europe and Africa was driven by favorable tariff changes and currency translation impacts in SONEL coupled with price and volume increases in Ukraine.

Non-Regulated Revenues

Non-regulated revenues increased $475 million, or 16%, to $3,398 million for the nine months ended September 30, 2004 compared to $2,923 million during the same period in 2003. This increase was primarily the result of new generation plants coming on line in Asia, the Caribbean and the U.S., improved pricing and positive impacts of foreign currency translation.  Non-regulated revenues will continue to be strongly influenced by weather and market prices for electricity, particularly in the northeastern U.S.

	For the Nine Months Ended
	September 30, 2004		September 30, 2003		Change
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% Change
	(in $ millions)
Contract Generation:
North America	$675	10%	$655	10%	$20	3%
South America	820	12%	666	11%	154	23%
Caribbean	403	6%	355	6%	48	14%
Europe/Africa	314	4%	309	5%	5	2%
Asia	430	6%	283	5%	147	52%
Total Contract Generation	$2,642	38%	$2,268	37%	$374	16%

Competitive Supply:
North America	$335	5%	$350	6%	$(15)	(4)%
South America	140	2%	79	1%	61	77%
Caribbean	90	1%	57	1%	33	58%
Europe/Africa	100	2%	100	2%	—	—%
Asia	91	1%	69	1%	22	32%
Total Competitive Supply	$756	11%	$655	11%	$101	15%

Total Non-Regulated Revenues	$3,398	49%	$2,923	48%	$475	16%

Contract Generation

Contract generation revenues increased $374 million, or 16%, to $2,642 million for the nine months ended September 30, 2004 from $2,268 million for the nine months ended September 30, 2003.  Excluding the positive 1% impact of foreign currency translation, revenues would have increased by approximately 15%.  The revenue increase was principally due to pricing gains from contract-related price escalations, especially at Gener in Chile, and Kilroot in the U.K., partly offset by lower volumes related to plant upgrades in our Hungarian business.  New projects that came on line in Asia (Ras Laffan), the Caribbean (Andres) and the U.S. (Huntington Beach) also contributed to this revenue growth.

Competitive Supply

Competitive supply revenues increased $101 million, or 15%, to $756 million for the nine months ended September 30, 2004 from $655 million for the nine months ended September 30, 2003. Excluding the positive 2% impact of foreign currency translation, revenues would have increased by approximately 13%. AES’s coal-fired plant in Argentina, CTSN, was dispatched significantly higher than expected as a result of increased demand caused by gas shortages in Argentina, contributing to the increase in competitive supply revenues.   The completion of AES’s greenfield hydroelectric project in Panama (Esti), combined with its expansion hydroelectric project in another plant in Panama (Bayano), also resulted in increased revenues.

Gross Margin

Overview

Gross Margin increased $270 million, or 15%, to $2,059 million during the nine months ended September 30, 2004 compared to $1,789 million for the nine months ended September 30, 2003. Gross margin as a percentage of revenues improved to 29.7% for the nine months ended September 30, 2004 versus 29.2% compared to the same period in 2003.  The increase in gross margin percentage is due to higher prices, partially offset by higher fuel and other fixed costs, including depreciation.  The breakdown of AES’s gross margin for the nine months ended September 30, 2004 and 2003, based on the business segment and geographic region in which they were earned, is set forth below.

Regulated Gross Margin

Regulated gross margin increased $108 million, or 15%, to $821 million for the nine months ended September 30, 2004 from $713 million compared to the same period in 2003. Regulated gross margin as a percentage of revenues increased to 23% in the nine months ended September 30, 2004 compared to 22% in the same period in 2003. The increase in regulated gross margin percentage is mainly due to increased pricing, most notably in our South American businesses.  This increase is partially offset by increased purchased energy costs, fuel costs, and miscellaneous operating costs.

	For the Nine Months Ended
	September 30, 2004		September 30, 2003		Change
	Gross Margin	Operating Gross Margin %	Gross Margin	Operating Gross Margin %	Gross Margin	% Change
	(in $ millions)
Large Utilities:
North America	$228	35%	$220	35%	$8	4%
South America	249	17%	189	14%	60	32%
Caribbean*	158	35%	163	37%	(5)	(3)%
Total Large Utilities	$635	25%	$572	24%	$63	11%

Growth Distribution:
South America	$74	20%	$68	22%	$6	9%
Caribbean	52	20%	54	21%	(2)	(4)%
Europe/Africa	62	19%	21	8%	41	195%
Asia	(2)	—%	(2)	—%	—	—%
Total Growth Distribution	$186	19%	$141	17%	$45	32%

Total Regulated Gross Margin	$821	23%	$713	22%	$108	15%

*              Includes Venezuela

Large Utilities

Large utilities gross margin increased $63 million, or 11%, to $635 million for the nine months ended September 30, 2004 from $572 million for the nine months ended September 30, 2003.  The large utilities gross margin as a percentage of revenues increased to 25% for the nine months ended September 30, 2004 compared to 24% for the nine months ended September 30, 2003. This increase in gross margin percentage is primarily due to an increase in tariff rates at AES Eletropaulo offset by increases in transmission costs and purchased electricity prices.  IPALCO also benefited from the pass through of prior costs in their tariff rates as well as higher volumes due to an increase in the consumer base year over year, offset by additional labor and other costs related to outage work.  EDC benefited from additional revenues offset by increases in other fixed costs related to municipal taxes, consultant services and other labor costs.

Growth Distribution

Growth distribution gross margin increased $45 million, or 32%, to $186 million for the nine months ended September 30, 2004 from $141 million for the nine months ended September 30, 2003. The growth distribution gross margin as a percentage of revenues increased to 19% for the nine months ended September 30, 2004 compared to 17% in the same period in 2003.   This increase is mainly comprised of better year over year operating performance at SONEL in Cameroon, which was primarily driven by higher energy sales from lower cost hydro plants in 2004, and improvement in gross margin of the businesses in Ukraine as a result of increase in both energy tariffs as well as demand.

Non-Regulated Gross Margin

Non-regulated gross margin increased $162 million, or 15%, to $1,238 million for the nine months ended September 30, 2004 from $1,076 million during the same period in 2003. Non-regulated gross margin as a percentage of revenues decreased to 36% for the nine months ended September 30, 2004 compared to 37% for the same period in 2003.

	For the Nine Months Ended
	September 30, 2004		September 30, 2003		Change
	Gross Margin	Operating Gross Margin %	Gross Margin	Operating Gross Margin %	Gross Margin	% Change
	(in $ millions)
Contract Generation:
North America	$308	46%	$298	45%	$10	3%
South America	352	43%	281	42%	71	25%
Caribbean	103	26%	91	26%	12	13%
Europe/Africa	101	32%	98	32%	3	3%
Asia	193	45%	135	48%	58	43%
Total Contract Generation	$1,057	40%	$903	40%	$154	17%

Competitive Supply:
North America	$71	21%	$96	27%	$(25)	(26)%
South America	51	36%	33	42%	18	55%
Caribbean	27	30%	21	37%	6	29%
Europe/Africa	6	6%	6	6%	—	—%
Asia	26	29%	17	25%	9	53%
Total Competitive Supply	$181	24%	$173	26%	$8	5%

Total Non-Regulated Gross Margin	$1,238	36%	$1,076	37%	$162	15%

Contract Generation

Contract generation gross margin increased $154 million to $1,057 million for the nine months ended September 30, 2004 from $903 million for the nine months ended September 30, 2003. The contract generation gross margin as a percentage of revenues remained at 40% for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in gross margin is primarily due to new volume associated with new projects in the Caribbean (Andres) and Asia (Barka and Ras Laffan), and favorable pricing in South America (Gener) and the U.K. (Kilroot) offset by higher fuel and operating costs.

Competitive Supply

Competitive supply gross margin increased $8 million, or 5%, to $181 million for the nine months ended September 30, 2004 from $173 million for the nine months ended September 30, 2003.  The competitive supply gross margin as a percentage of revenues decreased 2% to 24% for the nine months ended September 30, 2004 from 26% for the nine months ended September 30, 2003. This decrease is primarily due to increased operational and maintenance costs for our businesses in the U.S. (New York), the Caribbean (Panama and Atlantis), and South America (Alicura), as well as higher fuel costs for our businesses in the U.S. (New York) and in South America (Parana).

General and administrative expenses

General and administrative expenses increased $33 million, or 34%, to $130 million for the nine months ended September 30, 2004 compared to $97 million for the same period in 2003. General and administrative expenses as a percentage of total revenues remained at 2% for the nine months ended September 30, 2004 and 2% for the nine months ended September 30, 2003. The increase in dollar amounts is a result of additional corporate personnel and expensing of stock options and other long-term incentive compensation. Additional personnel have been added at the parent company to support our key initiatives related to strategy, safety, compliance, information systems and controls.

Interest expense

Interest expense decreased $95 million, or 6%, to $1,423 million for the nine months ended September 30, 2004 compared to the same period in 2003. Interest expense as a percentage of revenues decreased from 25% during the nine months ended September 30, 2003 to 20% during the same period in 2004. Interest expense decreased primarily due to a reduction of debt associated with the Brazil debt restructuring completed at the end of 2003 and a reduction in recourse debt and lower derivative losses slightly offset by interest expense from new project financings.

Interest income

Interest income decreased $16 million, or 8%, to $191 million for the nine months ended September 30, 2004 compared to $207 million during the same period in 2003. Interest income as a percentage of revenues remained constant at 3% for the nine months ended September 30, 2004 compared to the same period in 2003.

Other income

Other income decreased $89 million to $56 million for the nine months ended September 30, 2004 compared to $145 million during the same period in 2003. Other income for the nine months ended September 30, 2004 primarily consists of settlement of disputes and gains on the sale of assets whereas the nine months ended September 30, 2003 primarily consists of gains on the extinguishment of liabilities, settlement of litigation, marked-to-market gains on commodity derivatives, and gains on the sale of assets.

Other expense

Other expense increased $19 million to $81 million for the nine months ended September 30, 2004 compared to $62 million for the same period in 2003. Other expense primarily consists of losses on the sale of assets, marked-to-market losses on commodity derivatives and losses associated with the early extinguishment of liabilities.

Loss on sale of investments

Loss on sale of investments was $1 million for the nine months ended September 30, 2004 compared to $106 million for the nine months ended September 30, 2003.  The amount of loss on sale of investment for the nine months ended September 30, 2003, includes the write-off of $22 million of capitalized costs associated with El Faro, a development project in Honduras that was terminated in the second quarter of 2003 and the write-off of capitalized costs associated with the Bujagali project in Uganda in the third quarter of 2003 due to our termination of the project.

 Foreign currency transaction (losses) gains on net monetary position

The Company recognized foreign currency transaction losses of $79 million during the nine months ended September 30, 2004 compared to gains from foreign currency transactions of $154 million in the nine months ended September 30, 2003. The $233 million reduction for the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily related to losses in Brazil, Argentina, Pakistan and the Dominican Republic.  See Note 8 of the condensed consolidated financial statements for a summary of foreign currency transaction (losses) gains on net monetary position.

Equity in earnings of affiliates

Equity earnings of affiliates remained flat at $57 million for the nine months ended September 30, 2004, compared to same period in 2003

Income taxes

Income taxes increased $41 million to $201 million for the nine months ended September 30, 2004 compared to the same period in 2003. The company’s effective tax rate was 31% for the nine months ended September 30, 2004 and 28% for the nine months ended September 30, 2003. The effective tax rate increased as a result of U.S. taxes related to higher distributions from and earnings of certain non-U.S.subsidiaries.

Change in accounting principle

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires companies to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The items that are part of the scope of SFAS No. 143 for our business primarily include active ash landfills, water treatment basins and the removal or dismantlement of certain plant and equipment. The adoption of SFAS No. 143 resulted in a cumulative reduction to income of $2 million, net of income tax effects.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as a parent company), and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At September 30, 2004, we had $5.5 billion of recourse debt and $13.0 billion of non-recourse debt outstanding.

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

At September 30, 2004, we had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $333 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

At September 30, 2004, we had $125 million in letters of credit outstanding under the revolver that operate to guarantee performance relating to certain project development activities and subsidiary operations.  We pay a letter of credit fee ranging from 0.50% to 2.85% per annum on the outstanding amounts. In addition, we had $4 million in surety bonds outstanding at September 30, 2004.

Financial Position and Cash Flows

For the nine months ended September 30, 2004, net change in cash and cash equivalents was a cash outflow of $163 million, a decline of $783 million from the nine months ended September 30, 2003.  A majority of this decline occurred as a result of a decrease in proceeds from the sale of assets, a decrease in the proceeds from the issuance of common stock and an increase in debt service reserves in 2004.

Net cash provided by operating activities of $1,109 million for the nine months ended September 30, 2004 increased by $23 million from $1,086 million for the nine months ended September 30, 2003.  Excluding $29 million of cash flows from discontinued operations included in 2003, net cash from operating activities would have increased $52 million from the prior year.  The increase in net cash provided by operating activities is due to higher net income partially offset by higher working capital.  Higher working capital was driven by a return to a normal accounts payable disbursement cycle, including some prior year payments, related to improved cash flow streams as a result of debt restructuring activities in Brazil.

For the nine months ended September 30, 2004, net cash used in investing activities of $522 million increased by $96 million from

$426 million for the nine months ended September 30, 2003.  The increase in cash flows used in investing activities is due to an increase in debt service reserves of $121 million and a reduction in the proceeds from the sale of assets of $643 million. This is partially offset by a reduction in property additions and restricted cash of $280 million and $303 million, respectively. The sale of assets was primarily composed of $620 million from the of the sale of Cilicorp, Ecogen,  Kelvin, Mountainview and AES Medina Valley Cogen in the prior year.  The decrease in property additions of $280 million is attributable to completion of construction projects in the Caribbean and Middle East of $192 million, a $45 million completion of a plant expansion in the Caribbean and a decline of $39 million due to discontinued operations.

For the nine months ended September 30, 2004, net cash used in financing activities of $741 increased by $667 million from $74 million for the nine months ended September 30, 2003.  The increase in cash flows used in financing activities is mainly due to debt repayments, net of issuances, of $277 million, a decrease in proceeds from the issuance of common stock of $328 million, a net increase in distributions to minority interests of $86 million offset by a decrease in deferred financing costs of $25 million.

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

During the nine months ended September 30, 2004, we continued to implement numerous actions designed to maintain or increase parent liquidity, lengthen parent debt maturities, and reduce parent debt and other contractual obligations, both contingent and non-contingent. These actions are consistent with our strategic goals of improving the credit profile of both the parent and the consolidated company in order to reduce our financial risk and improve our credit rating by the major rating agencies.

The primary actions we undertook during the nine months ended September 30, 2004 to achieve these goals included: (i) increasing the committed amount of our revolving credit facility, (ii) refinancing parent company debt to mature at later maturity dates, and (iii) redeeming parent debt and other contractual obligations.

In February, 2004, we issued $500 million of unsecured 7.75% senior notes due 2014. The notes are callable at our option at any time at a redemption price equal to 100% of the principal amount of the notes plus a “make-whole” premium.  The notes were issued at a price of 98.288%.  We used the net proceeds of the offering to repay a portion of the term loan under its senior secured credit facilities.

On March 17, 2004, we increased the size of our secured revolving credit facility to $450 million from $250 million through an expanded group of global financial institutions. We also negotiated amendments to our secured bank credit agreement, which includes the revolving credit facility and a $200 million secured term loan, to add financial flexibility to support our financial strategy.  In August 2004, we negotiated an amendment to include a reduction of the interest rate for both the revolving credit facility and the term loan from LIBOR plus 4% for both to LIBOR plus 2.5% and LIBOR plus 2.25%, respectively. Consistent with the Company’s improving credit statistics, there were no changes in the credit agreement’s pricing and financial covenants. The amended credit facility maturity date remains 2007 and the maturity date of the term loan was extended from 2007 to 2011.  As of September 30,

2004, there were no revolving loans outstanding and there were $125 million of letters of credit outstanding.

During the three and nine months ended September 30, 2004, we reduced parent debt (net of refinancings) by approximately $23 million and $469 million, respectively. The $469 million of debt reductions in the first nine months of 2004 were comprised of $304 million of cash redemptions (both mandatory and optional), and $165 million face value of exchanges of debt securities into common stock of the parent.  Related to such debt reductions, AES recorded losses on debt extinguishment of approximately $0.6 million for the three months ended September 30, 2004 and $17.6 million for the nine months ended September 30, 2004.  Included in these losses was a prepayment penalty of $5 million incurred in the first quarter.  These losses are recorded in other expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

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

While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2004, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends and access the capital markets for additional financing. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements to which our project subsidiaries are subject. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company with available parent level cash balances and through a secured revolving credit facility of $450 million.

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

Currently, some of the Company’s subsidiaries are in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheets related to such defaults was $1.1 billion at September 30, 2004, of which approximately $600 million is held at discontinued operations.

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

In exchange for the termination of $869 million of outstanding Brasiliana Energia debt and accrued interest, BNDES received $90 million in cash, 53.85% ownership of Brasiliana Energia, and a call option (“Sul Option”) to acquire a 53.85% ownership interest of AES Sul. The Sul Option which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to a six month extension under certain circumstances.  The debt refinancing was accounted for as a modification of a debt instrument; therefore, the $26 million of face value of remaining debt due in excess of carrying value will be amortized using the effective interest rate method over the life of the debt.

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

As a result of the stock issuance, AES recorded minority interest for BNDES’s share of Brasiliana Energia of $329 million.  In addition, the estimated fair value of the Sul Option was recorded as a liability in the amount of $37 million and will be marked-to-market in future quarters to reflect the changes in the underlying value of AES Sul, prior to BNDES’s exercise or the expiration of its call option.  The value of the Sul Option as of September 30, 2004 was $37 million.

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

AES Eletropaulo

On March 12, 2004, AES Eletropaulo finalized its re-profiling of approximately $800 million in outstanding debt.  As a result of this transaction, approximately 70% of the re-profiled debt is denominated in Brazilian Reais.  The syndicated debt has four tranches for both the U.S. Dollar and Brazilian Real debt portions with maturities through 2008.  The interest rate on the U.S. Dollar re-profiled debt is LIBOR plus 2.5% to 4.75% and the interest rate on the re-profiled Brazilian Real debt is Certificate of Interbank Deposits (“CDI”) plus 2.5% to 4.75%.  These interest rates reduce to LIBOR and CDI plus 2.25% to 4.5%, respectively, upon satisfaction of a post-closing down payment.  CDI is an index based upon the average rate per cost of loans negotiated among the banks within Brazil.  On September 30, 2004, LIBOR was 1.98% and CDI was 16.17%.  A down payment of approximately 17% of the principal amount was agreed upon with the syndicated debt lenders.  The down payment should be made with the proceeds of certain loans to be provided by BNDES associated with rationing and Parcel A tracking account (“CVA”) tariff deferrals.  On June 3, 2004, AES Eletropaulo received the CVA loan in the amount of $166 million.  A portion of the funds were used to pay intra-sector obligations and the remaining portion was used to make the partial down payment to the syndicated debt.  The remaining down payment of approximately $85 million will be paid when AES Eletropaulo receives the BNDES rationing loan.   After making the full down payment, which will occur upon the disbursement by BNDES of the rationing loan, approximately $122 million, $216 million, $172 million and $148 million of principal repayments will be due in 2005, 2006, 2007 and 2008, respectively.  No principal payments are due in 2004.  Approximately $69 million of receivables have been provided as collateral for the debt.  AES Eletropaulo may pay dividends after March 31, 2005 to the extent it is required by Brazilian law, or certain dividend conditions (which include payment of scheduled amortization and the compliance with financial ratios) are met.  The refinancing was accounted as a modification of debt instruments; therefore, the bank fees of $19 million associated with this transaction were capitalized and will be amortized using the effective interest method over the life of the loan.  Third party costs were expensed.

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

•    Sul’s $300 million syndicated loan was restructured as a $266 million syndicated loan, which includes a $64 million subordinated tranche owed to a subsidiary of AES.  In conjunction with the termination of a sponsor support agreement provided by AES, AES contributed $50 million to AES Cayman Guaiba, which was used to repay principal to the bank lenders under the syndicated loan.  The amount of the restructured loan includes capitalized past due interest.  The syndicated loan is denominated in U.S. Dollars and has four senior tranches with maturities through 2011 and a subordinated tranche with a ballon payment due at final maturity in 2012.  The interest rate for all tranches through January 24, 2007 is LIBOR plus 3.875%, or 5.535% at September 30, 2004.  From January 24, 2007 through maturity, the margin increases annually by 0.5%.    Principal payments of $5.4 million, $5.4 million, $0, $6.5 million and $22.6 million will be due in 2004, 2005, 2006, 2007 and 2008, respectively.  The refinancing was accounted for as a modification of a debt instrument; therefore, the bank fees of $4.4 million were capitalized and will be amortized using the effective interest rate method over the life of the loan.  Third party costs were expensed.

•    An outstanding payable of approximately $47.4 million owed to Itaipu for energy purchases from the Itaipu hydroelectric station was restructured to extend the amortization period to monthly principal and interest payments ending in 2012, with an initial grace period of 12 months.

•    On April 26, 2004, AES Sul shareholders approved a 4,000-for-1 reverse stock split, with AES Sul acquiring any remaining factional shares.  On May 27, 2004, a holding company of AES Sul requested approval from the regulatory market in Brazil to increase its ownership of AES Sul through a voluntary tender offer.  The Company is seeking to acquire the shares of the minority interest partners and expects to complete this process in the first half of 2005.  Once this final phase of the AES Sul restructuring is complete and all the outstanding minority interest shares are repurchased, AES will issue a written notice of such completion to BNDES.  This notice will trigger BNDES’s right to exercise the Sul Option for a one year period.

BNDES’s ability to exercise the Sul Option, once notified, is contingent upon several factors.  The most significant factor requires BNDES to obtain consent for the exercise of the option from the AES Sul syndicated lenders.  The probability of BNDES exercising the Sul Option is unknown at this time.  In the event BNDES exercises its option, 53.85% of our ownership in Sul would be transferred to BNDES and the Company would be required to recognize a non-cash loss on its investment in Sul currently estimated at $530 million.  This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES's share of Sul offset by the recorded estimated fair value of the Sul Option.

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

•    On May 31, 2004, Gener redeemed all of the Chilean and U.S. Convertible Notes, which remained outstanding after the consummation of the tender offers. At September 30, 2004, all $54 million of outstanding 6.5% Yankee Bonds were recorded as long-term debt;

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

In addition, on April 16, 2004, Gener completed the restructuring of $143 million of the indebtedness of its subsidiaries TermoAndes S.A. (“TermoAndes”) and InterAndes (“InterAndes”), as well as the termination of the interest rate swaps covering this debt.  The lenders and swap counterparties received an upfront payment that was funded with approximately $36 million of cash held in the

TermoAndes and InterAndes trust accounts and a cash contribution of approximately $26 million made by Gener.  Under the restructuring agreement, Gener agreed to pay an additional $9.1 million on June 30 to completely repay the debt held by one of the lenders, which repayment occurred as scheduled. The other lenders and swap counterparties extended a new loan of approximately $84 million to Gener to enable it to repurchase the balance of the original notes and to repay the swap termination fee.  The new loan has two tranches and will be amortized over a period from 2004 through 2010.

Dominican Republic

On March 11, 2004, Los Mina failed to make a $20 million revolving loan payment under its existing credit agreement. On April 30, 2004, an amendment to the existing Los Mina credit agreement was completed that extended the maturity of the loan and increased the interest rate. The Los Mina credit agreement amendment cured the Los Mina payment default and cross default under the Andres credit agreement. In addition, at the end of 2003, Los Mina and Andres had other potential covenant defaults on their respective debt. Waivers from the lenders have been received to cure such additional potential covenant defaults at both Los Mina and Andres.  The waivers were effective through September 30, 2004.  Both Los Mina and Andres have requested waiver extensions for the covenant defaults.  The debt for both Los Mina and Andres is reported as current non-recourse debt in the accompanying condensed consolidated balance sheet at September 30, 2004.

EDC

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

On October 21, 2004, EDC issued $260 million of 10.25% senior notes due in 2014. The proceeds of the offering will be used by EDC to refinance its existing indebtedness.

Edelap

On October 3, 2004, AES signed an assignment and release agreement with Citibank, N.A and Dresdner Bank AG, the lenders of La Plata Partners, a holding company of Edelap, a subsidiary located in Argentina. Under the agreement, the lenders agreed to sell and assign to AES all of their rights, title, interests and obligations under the loan documents.  The outstanding amount of the loan as of September 30, 2004 was $69 million principal and $12 million accrued interest. On November 2, 2004, AES paid $17 million to the original lenders to settle the outstanding principal and accrued interest.  The debt extinguishment resulted in a pre-tax gain of approximately $64 million in the fourth quarter of 2004.  As of September 30, 2004, the debt was in non-payment default, which, upon the conditions of the agreement, was cured at the time of the payment.  The outstanding principal and interest was classified as current at September 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the nine months ended September 30, 2004 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2003.

We have performed a company wide value at risk analysis (“VaR”) of all of our material financial assets, liabilities and derivative instruments. The VaR calculation incorporates numerous variables that could impact the fair value of our instruments, including interest rates, foreign exchange rates and commodity prices, as well as correlation within and across these variables. We perform our interest rate and foreign exchange analysis using VaRworks, a Financial Engineering Associates, Inc. risk management application, which utilizes three methods of VaR calculations, Analytic VaR, Monte Carlo Simulation and Historical Simulation. We express Analytic VaR herein as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one day holding period.  Our commodity analysis is an Analytic VaR utilizing a variance-covariance analysis within the commodity transaction management system.

The Value at Risk as of September 30, 2004 for Foreign Exchange, Interest Rate and Commodities was $21.2 million, $122.2 million and $9.2 million respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2004.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls, however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  In addition, we have interests in certain unconsolidated entities.  As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of September 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

See discussion of litigation and other proceedings in Part I, Note 11 to the condensed consolidated financial statements which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2004, the Company issued an aggregate of 2,375,276 shares of its common stock in exchange for $22,838,000 aggregate principal amount of the Company’s outstanding senior and senior subordinated notes. The shares were issued without registration in reliance upon Section 3(a)(9) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

10.1

AMENDMENT NO. 1 TO THIRD AMENDED AND RESTATED CREDIT AND REIMBURSEMENT AGREEMENT dated as of August 10, 2004 among THE AES CORPORATION, a Delaware corporation, the SUBSIDIARY GUARANTORS, the BANK PARTIES, CITICORP USA, INC., as administrative agent and CITIBANK, N.A., as Collateral Agent, for the Bank Parties.

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

32.2	Certification of principal financial officer required by Rule 13a – 14(b) or 15d- 14(b) of the Exchange Act.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2004. Information regarding the items reported on is as follows:

Date	Item Reported On

July 29, 2004	Item 5 and 12 – disclosure of the Company’s financial results for the quarter ended June 30, 2004.

August 13, 2004

Item 5 – disclosure of the Company’s amendment to its Senior Credit Facility, which among other things, reduced the interest rate, extended the maturity date of the term loan to August 10, 2011 and amended some of the covenants to provide the Company with greater flexibility.

October 28, 2004	Item 2.02 and 8.01 – disclosure of the Company’s financial results for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AES Corporation
(Registrant)

Date: November 8, 2004	By:	/s/ Barry J. Sharp
Name: Barry J. Sharp
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit	Sequentially Numbered Page

10.1

AMENDMENT NO. 1 TO THIRD AMENDED AND RESTATED CREDIT AND REIMBURSEMENT AGREEMENT dated as of August 10, 2004 among THE AES CORPORATION, a Delaware corporation, the Subsidiary Guarantors, the Bank Parties, CITICORP USA, INC., as administrative agent and CITIBANK, N.A., as Collateral Agent, for the Bank Parties.

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

32.2	Certification of principal financial officer required by Rule 13a – 14(b) or 15d- 14(b) of the Exchange Act.