Form 10-Q
period 2005-03-31
AES CORP
filed 2005-05-05
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at April 28, 2005, was 653,174,893.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I:   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Millions, Except per Share Amounts)

	Three Months Ended March 31,
	2005	2004
Revenues
Regulated	$1,381	$1,146
Non-regulated	1,264	1,111
Total revenues	2,645	2,257
Cost of sales
Regulated	(1,056)	(889)
Non-regulated	(807)	(688)
Total cost of sales	(1,863)	(1,577)
Gross margin	782	680
General and administrative expenses	(49)	(48)
Interest expense	(467)	(493)
Interest income	86	69
Other income	22	11
Other expense	(37)	(25)
Loss on sale of investments and asset impairment expense	—	(1)
Foreign currency transaction losses	(12)	(8)
Equity in earnings of affiliates	25	16
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	350	201
Income tax expense	126	64
Minority interest expense	91	63
INCOME FROM CONTINUING OPERATIONS	133	74
Loss from operations of discontinued businesses (net of income tax expense of $2 in 2004)	—	(26)
NET INCOME	$133	$48
Basic Earnings Per Share:
Income from continuing operations	$0.20	$0.12
Discontinued operations	—	(0.04)
BASIC EARNINGS PER SHARE	$0.20	$0.08
Diluted Earnings Per Share:
Income from continuing operations	$0.20	$0.12
Discontinued operations	—	(0.04)
DILUTED EARNINGS PER SHARE	$0.20	$0.08

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,555	$1,396
Restricted cash	334	395
Short-term investments	57	153
Accounts receivable, net of allowances ($322 and $303, respectively)	1,547	1,575
Inventory	413	418
Receivable from affiliate	7	8
Deferred income taxes—current	193	187
Prepaid expenses	116	93
Other current assets	674	713
Total current assets	4,896	4,938
Property, Plant and Equipment:
Land	783	788
Electric generation and distribution assets	22,463	22,434
Accumulated depreciation and amortization	(5,530)	(5,353)
Construction in progress	1,107	919
Property, plant and equipment—net	18,823	18,788
Other Assets:
Deferred financing costs—net	496	513
Investments in and advances to affiliates	684	655
Debt service reserves and other deposits	678	737
Goodwill—net	1,422	1,378
Deferred income taxes—noncurrent	798	813
Other assets	1,866	1,910
Total other assets	5,944	6,006
Total	$29,663	$29,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,106	$1,143
Accrued interest	409	336
Accrued and other liabilities	1,686	1,583
Recourse debt—current portion	146	142
Non-recourse debt—current portion	1,748	1,618
Total current liabilities	5,095	4,822
Long-Term Liabilities:
Non-recourse debt	11,435	11,813
Recourse debt	5,016	5,010
Deferred income taxes	729	685
Pension liabilities and other post-retirement liabilities	869	891
Other long-term liabilities	3,108	3,261
Total long-term liabilities	21,157	21,660
Minority Interest	1,663	1,605
Stockholders’ Equity:
Common stock ($.01 par value, 1,200,000,000 shares authorized; 652,510,917 and 650,093,402 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,368	6,341
Accumulated deficit	(680)	(813)
Accumulated other comprehensive loss	(3,947)	(3,890)
Total stockholders’ equity	1,748	1,645
Total	$29,663	$29,732

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$133	$48
Adjustments to net income:
Depreciation and amortization of intangible assets	224	200
Other non-cash charges	153	226
Increase in working capital	(84)	(78)
Changes in other assets and liabilities	94	6
Net cash provided by operating activities	520	402
INVESTING ACTIVITIES:
Property additions	(271)	(190)
Acquisitions—net of cash acquired	(85)	—
Proceeds from the sales of assets	3	27
Sale of short-term investments	430	392
Purchase of short-term investments	(330)	(428)
Decrease (increase) in restricted cash	67	(435)
Decrease (increase) in debt service reserves and other assets	27	(4)
Other investing	(7)	7
Net cash used in investing activities	(166)	(631)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	10	—
Issuance of non-recourse debt and other coupon bearing securities	416	1,133
Repayments of non-recourse debt and other coupon bearing securities	(586)	(1,473)
Payments for deferred financing costs	(1)	(40)
Dividends to minority interests, net	(21)	(8)
Issuance of common stock, net	8	2
Other financing	(2)	(1)
Net cash used in financing activities	(176)	(387)
Effect of exchange rate changes on cash	(19)	(15)
Total increase (decrease) in cash and cash equivalents	159	(631)
Decrease in cash and cash equivalents of discontinued operations and businesses held for sale	—	(1)
Cash and cash equivalents, beginning	1,396	1,727
Cash and cash equivalents, ending	$1,555	$1,095
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest—net of amounts capitalized	$374	$373
Cash payments for income taxes—net of refunds	81	45
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt retirement	—	51
Brasiliana Energia debt exchange	—	779

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

Interim Financial Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2004 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 30, 2005.

Reclassifications

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2004 reflects a reclassification of instruments from cash and cash equivalents to short-term investments of $12 million. This reclassification is to present certain auction rate securities and other highly-liquid instruments as short-term investments rather than as cash equivalents due to the stated tenor of the maturities of these investments. Corresponding changes were made to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004, resulting in reductions of $25 million and $10 million in amounts presented as Cash and Cash Equivalents at March 31, 2004 and December 31, 2003, respectively. These instruments are classified as available-for-sale securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value as they contain floating rates of interest.

New Accounting Standards

Share Based Payment.   In December 2004, the FASB issued a revised SFAS No.123 (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board No. 25 (“APB 25”) as an alternative method of accounting for stock-based awards by requiring that all share-based payments to employees, including grants of stock options for all outstanding years be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Management is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect the adoption to have a material effect on the Company’s financial condition, results of operations or cash flows, as the Company had previously adopted income statement treatment for compensation related to share-based payments under SFAS No. 123.

On April 14, 2005, the SEC deferred the effective date of SFAS No. 123R until the beginning of 2006 for calendar year companies.

Implicit Variable Interest Entities.   In March 2005, the FASB issued Staff Position (“FSP”) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. Management is currently evaluating the effect that adoption of FSP No. FIN 46(R)-5 will have on the Company’s financial position and results of operations.

Asset Retirement Obligations.   In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations”. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of FIN 47 will have on the Company’s financial position and results of operations.

2.   INVENTORY

Inventory consists of the following (in millions):

	March 31,	December 31,
	2005	2004
Coal, fuel oil and other raw materials	$175	$193
Spare parts and supplies	238	225
Total	$413	$418

3.   EARNINGS PER SHARE

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits, as applicable. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options, warrants, deferred compensation arrangements, and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

The following table presents a reconciliation (in millions) of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended March 31,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$133	651	$0.20	$74	627	$0.12
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	8	—	—	6	—
Restricted stock units	—	1	—	—	—	—
DILUTED EARNINGS PER SHARE	$133	660	$0.20	$74	633	$0.12

There were approximately 38,963,757 and 26,790,091 options outstanding at March 31, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. In addition, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.

4.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The following table summarizes financial information (in millions) of the entities in which the Company has the ability to exercise significant influence but does not control, and that are accounted for using the equity method.

	Three Months Ended March 31,
	2005	2004
Revenues	$250	$230
Gross Margin	$77	$77
Net Income	$51	$46

In accordance with APB 18, the Company discontinues the application of the equity method when an investment is reduced to zero and does not provide for additional losses when the Company does not guarantee the obligations of the investee, or is not otherwise committed to provide further financial support for the investee. The above table excludes income statement information for the Company’s investments in which the Company has discontinued the application of the equity method. Furthermore, in accordance with APB 18, the Company’s policy is to resume the application of the equity method if the investee subsequently reports net income only after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

5.   CONTINGENCIES

Environmental

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of March 31, 2005, the Company has recorded liabilities of $10 million for projected environmental remediation costs. Because of the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of March 31, 2005.

Financial Commitments

At March 31, 2005, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $442 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

At March 31, 2005, the Company had $222 million in letters of credit outstanding under the revolver that operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter of credit fee ranging from 0.50% to 2.75% per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at March 31, 2005.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or to make expenditures in amounts that could be material but cannot be estimated as of March 31, 2005.

In September 1999, a judge in the Brazilian appellate state court of Minas Gerais granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric Brasil Participacoes, Ltda. (“SEB”) and the state of Minas Gerais concerning CEMIG. AES’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (“Special Rights”). In March 2000, a lower state court in Minas Gerais held the shareholders’ agreement invalid where it purported to grant SEB the Special Rights and enjoined the exercise of Special Rights. In August 2001, the state appellate court denied an appeal of the merits decision, and extended the injunction. In October 2001, SEB filed two appeals against the decision on the merits of the state appellate court, one to the Federal Superior Court and the other to the Supreme Court of Justice. The state appellate court denied access of these two appeals to the higher courts, and in August 2002, SEB filed two interlocutory appeals against such decision, one directed to the Federal Superior Court and the other to the Supreme Court of Justice. These appeals continue to be pending. SEB intends to vigorously pursue by all legal means a restoration of the value of its investment in CEMIG; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit SEB’s influence on the daily operation of CEMIG.

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

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations have involved alleged market manipulation. The FERC has requested documents from each of the AES Southland plants and AES Placerita. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland is not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. The Ninth Circuit recently heard oral argument on the time scope of the refunds. The Ninth Circuit Court of Appeals also addressed the appeal of the FERC’s decision not to impose refunds for the alleged failure to file rates including transaction specific data for sales to the California Independent System Operator (“ISO”) for 2000 and 2001. See State of California ex rel. Bill Lockyer. Although in its order issued September 9, 2004 the Ninth Circuit did not order refunds, the Ninth Circuit remanded the case to the FERC for a refund proceeding to consider remedial options. Placerita made sales during the referenced time period. Depending on the method of calculating refunds and the time period to which the method is applied, the alleged refunds sought from AES Placerita could approximate $23 million.

In July 2001, a petition was filed against CESCO, an affiliate of the Company, by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as a government licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of a government regulator to manage CESCO. Gridco, a state owned entity, is the sole energy wholesaler to CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. By its order of August 2001, the OERC held that the Company and other CESCO shareholders were not proper parties to the OERC proceeding and terminated the proceedings against the Company and other CESCO shareholders. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. On February 26, 2005, the OERC issued an order rejecting the proposed business plan. The order also stated the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by the OERC prior to March 31, 2005. OERC revoked the CESCO distribution license on April 2, 2005. An appeal of the April 2, 2005 OERC has been filed. Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company’s investment in CESCO obligates the Company to provide additional financial support to cover CESCO’s financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder’s Agreement (“SHA”), between Gridco, the Company, AES ODPL, CESCO and Jyoti Structures. The parties have filed their respective statement of claims, counter claims, defenses and answers. Gridco appears to seek approximately $188.5 million in damages, plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. On or about April 15, 2005, the parties filed their initial witness statements. A hearing on the merits has been scheduled for August 2005. A petition remains pending before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings. In addition, in December 2001, a petition was filed by Gridco in the local India Court system seeking an injunction prohibiting the Company and its subsidiaries from selling their shares in Orissa Power Generation Company Pvt. Ltd. (“OPGC”), a 420 MW coal based electricity generation business located in India, and restraining the Company and its subsidiaries from receiving any dividend from OPGC in respect of shares held by them in OPGC until the completion of the CESCO arbitration. The injunctive relief was initially granted on December 23, 2001. Eventually, the injunction was overturned. In January 2005, a new injunction was issued prohibiting the transfer of ownership of the shares of OPGC pending the resolution of the CESCO arbitration. On May 2, 2005, the hearing on the appeal of the new injunction was adjourned until August 2005. Also, in March 2005, the Orissa High Court upheld a decision by the OERC permitting the OERC, as requested by Gridco, to initiate proceedings regarding the terms of the existing power purchase agreement (“PPA”) at OPGC. The decision was appealed by OPGC to the Supreme Court of India. On April 29, 2005, the Supreme Court granted a stay of the OERC proceedings regarding the PPA as well as the order of the Orissa High Court. A further hearing date on the stay Order has been scheduled for August 2005. The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

In April 2002, the Company’s subsidiary IPALCO Enterprises, Inc. (“IPALCO”) and certain former officers and directors of IPALCO were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the pension committee for the Indianapolis Power & Light Company thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In December 2002, plaintiffs moved to certify this case as a class action. The Court granted the motion for class certification on September 30, 2003. On October 31, 2003, the parties filed cross-motions for summary judgment on liability. Those motions currently are pending before the Court. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend this lawsuit vigorously.

In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock issued pursuant to a registration statement dated and filed with the SEC on August 16, 2000, (the “Share Exchange”). The complaints purport to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the registration statement concerning certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of AES stock, as well as AES’s allegedly unhedged operations in the United Kingdom at that time, and the alleged effect of the New Electrical Trading Agreements (“NETA”) on AES’s United Kingdom operations. On April 14, 2003, lead plaintiffs filed an amended and consolidated complaint, which added former IPALCO directors and officers John R. Hodowal, Ramon L. Humke and John R. Brehm as defendants and, in addition to the purported claims in the original complaint, purports to allege against the newly added defendants violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder. The amended complaint also purports to add a claim based on alleged misstatements or omissions concerning an alleged breach by AES of alleged obligations AES owed to Williams Energy Services Co. (“Williams”) under an agreement between the two companies in connection with the California energy market. On September 26, 2003, defendants filed a motion to dismiss the amended and consolidated complaint. By Order dated November 17, 2004, the Court dismissed all of the claims asserted in the amended and consolidated complaint against all defendants with one exception. The exception consists of claims against Bakke, Sant, Sharp and AES (the “AES Defendants”), under Sections 11, 12 and 15 of the Securities Act of 1933, 15 U.S.C. §§ 77k, 77l and 77o, based on the alleged failure of the Registration Statement and Prospectus disseminated to the IPALCO stockholders for purposes of the Share Exchange to disclose AES’s purported temporary default on its contract with Williams. On December 15, 2004, the AES Defendants filed a motion for judgment on the pleadings dismissing the remaining claims. In April 2005, plaintiffs served their first discovery requests to defendants. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend these lawsuits vigorously.

Commencing on May 2, 2003, the Indiana Securities Commissioner of Indiana’s Office of the Secretary of State, Securities Division, pursuant to Indiana Code 23-2-1, served subpoenas on 30 former officers and directors of IPALCO, AES, and others, requesting the production of documents in connection with the March 27, 2001 share exchange between the Company and IPALCO pursuant to which stockholders exchanged shares of IPALCO common stock for shares of the Company’s common stock and IPALCO became a wholly-owned subsidiary of the Company. IPALCO and the Company have produced documents pursuant to the subpoenas served on them. In addition, the Indiana Securities Commissioner’s office has taken testimony from various individuals. On January 27, 2004, Indiana’s Secretary of State issued a statement which provided that the investigative staff had determined that there did not appear to be a justifiable reason to focus further specific attention upon six non-employee former members of IPALCO’s board of directors. The investigation otherwise remains pending. In addition, although the press release characterized the investigation as criminal, the Company and IPALCO do not believe that the Indiana Securities Commissioner has criminal jurisdiction, and the Company and IPALCO are unaware at this time of any participation by any government office or agency with such jurisdiction.

In November 2002, a lawsuit was filed against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF”), two of our indirect subsidiaries, in the District Court of Hood County, Texas by Stone & Webster, Inc. (“S&W”). At the time of filing, AESWH and AESF were two indirect subsidiaries of the Company. In December 2004, the Company finalized agreements to transfer the ownership of AESWH and AESF. S&W contracted to perform the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction. S&W has since amended its complaint four times and joined additional parties, including the Company and Parsons Energy & Chemicals Group, Inc. In addition to the claims already mentioned, the current claims by S&W include claims for breach of contract, breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. In January 2004, the Company filed a counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). AESWH and AESF filed answers and counterclaims against S&W, which since have been amended. The exact amount of AESWH and AESF’s counterclaims will be identified at the appropriate time in the lawsuit. In January 2004, the Company filed a counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). Although S&W has yet to provide a detailed damage claim, it has filed a lien against AESWH and AESF, with each lien allegedly valued, after amendment on March 14, 2005, at approximately $87 million. In March 2004, S&W and Shaw each filed an answer to the counterclaim. The counterclaim and answers subsequently were amended. In March 2005, the Court rescheduled the trial date for October 24, 2005. The Company and subsidiaries believe that the allegations in S&W’s complaint are meritless, and that each defendant has meritorious defenses to the claims asserted by S&W. They each intend to defend the lawsuit vigorously.

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

In May 2003, there were press reports of allegations that in April 1998 Light Serviços de Eletricidade S.A. (“Light”) colluded with Enron in connection with the auction of AES Eletropaulo. Enron and Light were among three potential bidders for AES Eletropaulo. At the time of the transaction in 1998, AES owned less than 15% of the stock of Light and shared representation in Light’s management and Board with three other shareholders. In June 2003, the Secretariat of Economic Law for the Brazilian Department of Economic Protection and Defense (“SDE”) issued a notice of preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to certain allegations arising out of the privatization of AES Eletropaulo. On August 1, 2003, AES Elpa responded on behalf of AES-affiliated companies and denied knowledge of these allegations. The SDE began a follow-up administrative proceeding as reported in a notice published on October 31, 2003. In response to the Secretary of Economic Law’s official letters requesting explanations on such accusation, AES Eletropaulo filed its defense on January 19, 2004. On April 7, 2005 AES Eletropaulo responded to a SDE request for additional information.

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

On January 27, 2004, the Company received notice of a “Formulation of Charges” filed against the Company by the Superintendence of Electricity of the Dominican Republic. In the “Formulation of Charges,” the Superintendence asserts that the existence of three generation companies (Empresa Generadora de Electricidad Itabo, S.A., Dominican Power Partners, and AES Andres BV) and one distribution company (Empresa Distribuidora de Electricidad del Este, S.A.) in the Dominican Republic, violates certain cross ownership restrictions contained in the General Electricity law of the Dominican

Republic. On February 10, 2004, the Company filed in the First Instance Court of the National District of the Dominican Republic (“Court”) an action seeking injunctive relief based on several constitutional due process violations contained in the “Formulation of Charges” (“Constitutional Injunction”). On or about February 24, 2004, the Court granted the Constitutional Injunction and ordered the immediate cessation of any effects of the “Formulation of Charges” and the enactment by the Superintendence of Electricity of a special procedure to prosecute alleged antitrust complaints under the General Electricity Law. On March 1, 2004, the Superintendence of Electricity appealed the Court’s decision. The appeal is pending.

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empressa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed separate lawsuits in the Dominican Republic against Ede Este, a former subsidiary of AES, and Itabo, an AES affiliate. The lawsuit against Itabo also names the president of Itabo as a defendant. In the action against Itabo, CDEEE requested a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties. On September 29, 2004, the Court rejected CDEEE’s request. CDEEE also requested that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 2004 to CDEEE, and that an independent expert audit the accounting records and present a report to CDEEE and the court. At a hearing that was held on March 30, 2005, Itabo argued that the court did not have jurisdiction to hear the case and that the case should be decided in an arbitration proceeding. The judge asked the parties to submit briefs on the matter and reserved on the issue. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of Itabo of all Ede Este’s commercial and financial operations with affiliate companies since August 5, 1999. On February 9, 2005, Itabo filed a lawsuit against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) seeking among other relief, to enforce the arbitration/dispute resolution processes set forth in the contracts among the parties.

On February 18, 2004, AES Gener S.A. (“Gener SA”), a subsidiary of the Company, filed a lawsuit in the Federal District Court for the Southern District of New York. Gener SA is co-venturer with Coastal Itabo, Ltd. (“Coastal”) in Itabo, a Dominican Republic electric generation Company. The lawsuit sought to enjoin the efforts initiated by Coastal to hire an alleged “independent expert,” purportedly pursuant to the Shareholder Agreement between the parties, to perform a valuation of Gener SA’s aggregate interests in Itabo. Coastal asserts that Gener SA has committed a material breach under the parties’ Shareholder Agreement, and therefore, Gener is required if requested by Coastal to sell its aggregate interests in Itabo to Coastal at a price equal to 75% of the independent expert’s valuation. Coastal claims a breach occurred based on alleged violations by Gener SA of purported antitrust laws of the Dominican Republic. Gener SA disputes that any default has occurred. On March 11, 2004, upon motion by Gener SA, the court enjoined the evaluation being performed by the “expert” and ordered the parties to arbitration. On March 11, 2004, Gener SA commenced arbitration proceedings. The arbitration is ongoing.

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

On or about October 27, 2004, AES Red Oak LLC (“Red Oak”) was named as a defendant in a lawsuit filed by Raytheon Company (“Raytheon”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expense allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed counterclaims against Raytheon. In January 2005, Raytheon moved for dismissal of Red Oak’s counterclaims. In March 2005, the motion to dismiss was withdrawn and a partial motion for summary judgment was filed by Raytheon seeking return of approximately $16 million of the letter of credit draw. Red Oak submitted its opposition to the partial motion for summary judgment in April, and expects the Court to schedule a hearing to address the motion in May or June. Meanwhile, Raytheon re-filed its motion to dismiss the fraud allegations in the counterclaim. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. The parties are conducting discovery. Red Oak expects to defend itself vigorously in the action.

On or about January 26, 2005, the City of Redondo Beach, California, provided AES Redondo Beach LLC (“AES Redondo Beach”), a subsidiary of the Company, a notice of assessment for utility user’s tax (“UUT”) for the period of May 1998 through September 2004. The assessment includes alleged amounts owing of $32.8 million for gas usage and $38.9 million for interest and penalties. AES Redondo Beach has objected to the assessment. An administrative hearing before the City’s Tax Administrator was scheduled and subsequently cancelled. In addition, AES Redondo Beach and the City are engaging in multiple discovery and procedural disputes involving the alleged UUT assessment. In April 2005, in connection with these disputes, the City filed a lawsuit against AES Redondo Beach alleging violations of certain State of California government codes regarding the disclosure of confidential information.

On April 26, 2003 approximately 4,000 gallons of distillate fuel oil spilled as a result of incorrect loading and storage tank value settings at the Company’s gas turbine plant at Condado del Rey, Panama. Remediation efforts were promptly conducted and completed. AES Panama agreed with Autoridad Nacional del Ambiente (“ANAM”), the Panamanian National Environmental Authority, to improve auditing and environmental management plans at the plant. In addition, AES Panama is in discussions with ANAM to improve adjacent watershed conditions. As part of these recent discussions and in response to a letter received by AES Panama from ANAM on February 21, 2005, regarding the spill and watershed conditions, AES Panama has agreed to pay a fine of $250 thousand. The Company does not expect that the costs to institute new auditing and management plans, the anticipated fine or efforts to improve watershed conditions to be material to our operations or results.

Tax Examinations

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material. A range of these amounts cannot be reasonably estimated as of March 31, 2005, as they are primarily unasserted claims.

Other

In exchange for the termination of $869 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of AES Sul. The Sul Option, which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the earlier of the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to AES’s right to a six month extension under certain circumstances. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the AES Sul syndicated lenders. The probability of BNDES exercising the Sul Option is unknown at this time. In the event BNDES exercises its option, 53.85% of our ownership in AES Sul would be transferred to BNDES and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at $540 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option.

6.   COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended March 31, 2005 and 2004 are as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Net income	$133	$48
Foreign currency translation adjustments (net of income taxes of $- and $-, respectively)	(18)	10
Derivative activity:
Reclassification to earnings (net of income tax benefit of $9 and $16, respectively)	19	44
Change in derivative fair value (net of income tax benefit of $11 and $32, respectively)	(58)	(151)
Change in fair value of derivatives	(39)	(107)
Comprehensive income	$76	$(49)

Accumulated other comprehensive loss is as follows at March 31, 2005:

Accumulated other comprehensive loss December 31, 2004	$(3,890)
Total foreign currency translation adjustments	(18)
Change in fair value of derivatives	(39)
Accumulated other comprehensive loss March 31, 2005	$(3,947)

7.   SEGMENTS

AES reports its financial results in four business segments of the electricity industry: large utilities, growth distribution, contract generation and competitive supply. Although the nature of the product is the same, the segments are differentiated by the nature of the customers, operational differences, cost structure and risk exposure.

•       The large utility segment primarily consists of three large utilities located in the U.S. (Indianapolis Power & Light Company or “IPL”), Brazil (Eletropaulo) and Venezuela (EDC). Each of these three utilities is of significant size and each maintains a monopoly franchise within a defined service area.

•       The growth distribution segment consists of distribution facilities located in developing countries where the demand for electricity is expected to grow at a higher rate than in more developed parts of the world.

•       The contract generation segment consists of facilities that have contractually limited their exposure to electricity price volatility by entering into long-term (five years or longer) power sales agreements for 75% or more of their output capacity. Exposure to fuel supply risks is also limited through long-term fuel supply contracts or through tolling arrangements. These contractual agreements generally reduce exposure to fuel commodity and electricity price volatility, and thereby increase the predictability of their cash flows and earnings.

•       The competitive supply segment consists primarily of power plants selling electricity to wholesale customers through competitive markets, and as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity, natural gas, coal, oil and other fuels.

All income statement information for businesses that were discontinued during the period is segregated and is shown in the line “Loss from operations of discontinued businesses” in the accompanying consolidated statements of operations.

Information about the Company’s operations and assets by segment is as follows (in millions):

	Revenue(1)		Gross Margin(2)
Three Months Ended March 31,	2005	2004	2005	2004
Large Utilities	$1,007	$818	$252	$194
Growth Distribution	374	328	73	63
Contract Generation	985	868	393	359
Competitive Supply	279	243	64	64
Total	$2,645	$2,257	$782	$680

(1)          Sales between the segments (“intersegment revenues”) are accounted for at fair value as if the sales were to third parties. Intersegment revenues for the three months ended March 31, 2005 and 2004 were $158 million and $100 million, respectively. These amounts have been eliminated in the appropriate segment.

(2)          For consolidated subsidiaries, the measure of profit or loss used for the Company’s reportable segments is gross margin. Gross margin equals revenues less cost of sales on the consolidated statement of operations for each period presented.

	Total Assets
	March 31,	December 31,
	2005	2004
Large Utilities	$9,816	$9,945
Growth Distribution	2,816	2,818
Contract Generation	14,301	14,220
Competitive Supply	2,172	2,162
Corporate	558	587
Total	$29,663	$29,732

8.   BENEFIT PLANS

Certain of the Company’s subsidiaries have defined benefit pension plans covering substantially all of their respective employees. Pension benefits are based on years of credited service, age of the participant and average earnings. Of the thirteen defined benefit plans, two are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.

Total pension cost for the three months ended March 31, 2005 and 2004 includes the following components (in millions):

	Three Months Ended March 31,
	2005		2004
	U.S.	Foreign	U.S.	Foreign
Service cost	$1	$2	$1	$1
Interest cost on projected benefit obligation	7	67	7	57
Expected return on plan assets	(7)	(45)	(7)	(33)
Amortization of unrecognized actuarial loss	1	1	1	1
Total pension cost	$2	$25	$2	$26

The scheduled cash flows for employer contributions have not changed significantly from previous disclosures.

9.   RECENT TAX LEGISLATION

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company is in the process of evaluating the effects of the repatriation provision in accordance with recently issued Treasury Department guidance. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $150 million. The amount of income tax expense related to the potential repatriation cannot be reasonably estimated at this time.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

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

We operate two principal types of businesses within the power sector. The first is the generation of power for sale to utilities and other wholesale customers. The second is the operation of utilities which distribute power to retail, commercial, industrial and governmental customers. Each principal business generates approximately one half of the Company’s revenues. Our financial results are reported as four business segments on a regulated and non-regulated basis by region, which further refines our core business structure.

Our generation business segments—Contract Generation and Competitive Supply—consist of approximately 37 gigawatts of generating capacity from 99 power plants in 23 countries. Our contract generation plants have contractually limited their exposure to electricity price volatility by entering into power sales agreements of five years or longer for 75% or more of their output capacity at the time of origination. Exposure to fuel supply risks is also limited through long-term fuel supply contracts or through fuel tolling arrangements. Through these contractual agreements, the businesses generally reduce commodity and electricity price volatility and thereby increase the predictability of their cash flows and earnings. Our competitive supply segment consists primarily of power plants selling electricity to wholesale customers through competitive markets and, as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity and of natural gas, coal and other fuels. However, for our U.S. competitive supply business which includes a fleet of low-cost coal fired plants in New York, we typically hedge the majority of our fuel exposure on a rolling two-year basis.

The utility business segments—Large Utilities and Growth Distribution—consist of 15 distribution companies in eight countries with over 11.2 million end-user customers. The Large Utilities segment includes three large utilities located in the U.S. (IPL), Brazil (Eletropaulo) and Venezuela (EDC) all of which maintain a monopoly franchise within a defined service area. Our Growth Distribution segment is comprised of our interests in electricity distribution facilities located in Argentina, Brazil (Rio Grande do Sul), Cameroon, El Salvador, and Ukraine where the demand for electricity is expected to grow at a higher rate than in more developed parts of the world.

First Quarter Operating Highlights

We achieved solid results in the first quarter of 2005 as compared to the first quarter of 2004 with positive improvements in most key financial drivers as noted below:

	Three Months Ended March 31,
	2005	2004	% Change
	($ in millions, except per share amounts)
Revenue	$2,645	$2,257	17%
Gross Margin	$782	$680	15%
Gross Margin as a % of Revenue	29.6%	30.1%	(2)%
Diluted Earnings Per Share from Continuing Operations	$0.20	$0.12	67%
Net Cash Provided By Operating Activities	$520	$402	29%

Revenue increased 17% to $2.6 billion from $2.3 billion in the first quarter of 2004 with contributions from all of our segments, led by our large utility in Brazil, Eletropaulo. Key factors leading to the increase were higher tariffs, positive impacts from foreign currency translation and higher demand in certain segments.

Gross margin increased 15% to $782 million from $680 million in the first quarter of 2004 based on higher year over year revenues. Gross margin as a percent of sales declined slightly from 30.1% in 2004 to 29.6% in 2005 due to higher fuel costs in our Argentine and Chilean businesses and the delay in the tariff increase for our Venezuelan utility partially offset by higher margin earnings from Eletropaulo.

Diluted earnings per share from continuing operations increased 67% to $0.20 from $0.12 in the first quarter of 2004. Improvements from higher gross margins and lower interest expense were partially offset by an estimated higher effective tax rate and an increase in our minority interest expense due to higher earnings in our large utility business in Brazil.

Net cash from operating activities increased 29% to $520 million from $402 million for the first quarter of 2004. This year over year increase was largely driven by higher earnings and proceeds from the favorable termination of a currency hedge, complimented by stable working capital levels.

Strategic Highlights

In support of our growth strategy to increase our presence in the wind generation business, in March 2005 we closed our acquisition of SeaWest Holdings, Inc. (“SeaWest”), a leading wind generation operator and developer, for approximately $60 million for existing assets. We also provided $25 million to fund the initial construction costs for our first wind power project, a 120 MW project called Buffalo Gap 1, in Texas. Through the acquisition, AES gains operational control of 500 MW of wind facilities in California, Wyoming and Oregon and 1,800 MW of development sites in 10 states in the western U.S., including the Buffalo Gap 1 project, and options on more than 100,000 acres of land for potential sites in SeaWest’s development pipeline. AES’s acquisition of SeaWest, combined with its 2004 investment in US Wind Force, LLC, and its recent joint venture with EHN to develop wind projects in New York, gives the Company a strong base of wind projects operating or in development in fourteen states.

In February 2005, the Bulgarian Government issued a Government Support Letter to the Maritza East I project, effectively approving the project. Concurrently, AES signed an amendment to the fifteen year power purchase agreement entered into in 2001 with NEK, the Bulgarian state owned electric utility. Under the terms of the amended agreement, AES has the right to build a 600 megawatt (net) lignite fired power plant near Galabovo, Bulgaria. The completion of the project is dependent upon AES finalizing amendments to the engineering and construction contract, securing necessary permits, and obtaining site acquisition and construction debt financing.

We also have recently initiated some organizational changes to drive business performance and position the Company for long-term quality growth. Under the new structure, we will organize our businesses by four regions, North America, Latin America, Asia and Europe, Africa and Middle East, each led by a regional president who reports directly to the CEO. This will allow us to place senior leaders and resources closer to the businesses to further improve operating performance and integrate operations and development on a more localized level. The new structure will help us leverage regional market trends to enhance our competitiveness and identify and capitalize on key business development opportunities. The organizational changes also streamline some corporate functions in order to more effectively support AES businesses around the globe.

Results of Operations

	Three Months Ended March 31,
	2005	2004	$ change	% change
	($ in millions, except per share amounts)
Gross margin:
Large Utilities	$252	$194	$58	30%
Growth Distribution	73	63	10	16
Contract Generation	393	359	34	9
Competitive Gupply	64	64	—	—
Total gross margin	782	680	102	15
General and administrative expenses(1)	(49)	(48)	(1)	2
Interest expense	(467)	(493)	26	(5)
Interest income	86	69	17	25
Other income, net	(15)	(14)	(1)	7
Loss on sale of investments, asset and goodwill impairment expense	—	(1)	1	(100)
Foreign currency transaction losses	(12)	(8)	(4)	50
Equity in earnings of affiliates	25	16	9	56
Income tax expense	(126)	(64)	(62)	97
Minority interest expense	(91)	(63)	(28)	44
Income from continuing operations	133	74	59	80
Income from operations of discontinued businesses	—	(26)	26	(100)
Net income	$133	$48	$85	177%
Per Share Data:
Basic income per share from continuing operations	$0.20	$0.12	$0.08	67%
Diluted income per share from continuing operations	$0.20	$0.12	$0.08	67%

(1)          General and administrative expenses are corporate and business development expenses.

Overview

Revenue

	For the Three Months Ended March 31,
	2005		2004
		% of Total		% of Total
	Revenue	Revenues	Revenue	Revenues
	($ in millions)
Large Utilities	$1,007	38%	$818	36%
Growth Distribution	374	14%	328	15%
Regulated	1,381	52%	1,146	51%
Contract Generation	985	37%	868	38%
Competitive Supply	279	11%	243	11%
Non-Regulated	1,264	48%	1,111	49%
Total	$2,645	100%	$2,257	100%

Revenues increased $388 million, or 17%, to $2.6 billion for the three months ended March 31, 2005 from $2.3 billion for the three months ended March 31, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 14% for the three months ended March 31, 2005 from the three months ended March 31, 2004. The increase in revenues occurred across all segments, particularly in our Large Utilities and Contract Generation businesses and was driven by higher realized prices, the positive impacts of foreign currency translation and improved demand.

Gross Margin

	For the Three Months Ended March 31,
	2005		2004
		% of Total		% of Total
	Gross Margin	Gross Margin	Gross Margin	Gross Margin
	($ in millions)
Large Utilities	$252	33%	$194	29%
Growth Distribution	73	9%	63	9%
Regulated	325	42%	257	38%
Contract Generation	393	50%	359	53%
Competitive Supply	64	8%	64	9%
Non-Regulated	457	58%	423	62%
Total	$782	100%	$680	100%

Gross margin increased $102 million, or 15%, to $782 million for the three months ended March 31, 2005 from $680 million for the three months ended March 31, 2004. This increase was due to gross margin increases from our Large Utilities, Contract Generation and Growth Distribution segments due to higher revenues partially offset by higher fuel, purchased electricity and other fixed costs in certain of our segments.

Segment Analysis

Large Utilities Revenue

	For the Three Months Ended March 31,
	2005		2004
		% of Total		% of Total
	Revenue	Revenues	Revenue	Revenues
	($ in millions)
North America	$227	9%	$215	10%
South America	636	24%	457	20%
Caribbean*	144	5%	146	6%
Total	$1,007	38%	$818	36%

*                    Includes Venezuela

Revenue from the large utilities segment for the three months ended March 31, 2005 increased $189 million, or 23%, compared to the three months ended March 31, 2004.  Excluding the estimated impacts of foreign currency translation, revenues would have increased 18% for the three months ended March 31, 2005 as compared to the same period in 2004. Revenue increases were due to an increase in revenue in Brazil (Eletropaulo) of $179 million due to higher overall tariffs, including the final realization of prior year tariff increases related to lost margin during the 2002 rationing period, favorable foreign currency translation impacts and improved demand; and in the U.S. (IPL) resulting from favorable price variances driven by improved revenue mix slightly offset by lower demand as a result of a warmer winter; offset by revenue decreases of $2 million in Venezuela (EDC) as a result of the unfavorable effect of exchange rates on revenue only partially offset by favorable price and demand variances.

Large Utilities Gross Margin

	For the Three Months Ended March 31,
	2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$82	11%	$77	12%
South America	133	17%	63	9%
Caribbean*	37	5%	54	8%
Total	$252	33%	$194	29%
Large Utilities Gross Margin as a % of Large Utilities Revenue	25.0%		23.7%

*                    Includes Venezuela

Gross margin from our large utilities segment increased $58 million, or 30%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was primarily due to a gross margin increase of $70 million in Brazil (Eletropaulo) driven by the revenue gains noted above offset partially by transmission costs, a gross margin improvement of $5 million in the U.S. (IPL) resulting from the revenue gains described above substantially offset by higher fixed costs (including wages and depreciation) and higher variable costs (primarily purchased electricity and fuel costs) and a gross margin decline of $17 million in Venezuela (EDC) primarily due to a delay in the tariff increase and higher fixed costs (including labor and taxes). Gross margin as a percentage of revenue increased to 25.0% in the first three months of 2005 versus 23.7% in 2004 as a result of the higher margin revenue in Brazil partially offset by the impact of no tariff increases in Venezuela.

Growth Distribution Revenue

	For the Three Months Ended March 31,
	2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
South America	$153	6%	$126	6%
Caribbean*	88	3%	84	4%
Europe/Africa	133	5%	118	5%
Total	$374	14%	$328	15%

*                    Includes El Salvador

Revenue from the growth distribution segment for the three months ended March 31, 2005 increased $46 million, or 14%, compared to the three months ended March 31, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased 9% for the three months ended March 31, 2005 —million in Brazil (Sul) due to favorable price variances driven by favorable exchange rates, higher tariffs and improved demand; revenue growth of $12 million in Cameroon (SONEL) resulting from improved demand and favorable exchange rates; revenue increase of $8 million in Argentina (Eden, Edes and Edelap) as a result of favorable price and demand variances; and a combined revenue expansion of $5 million in our Ukraine and El Salvador utilities primarily driven by higher tariffs and demand.

Growth Distribution Gross Margin

	For the Three Months Ended March 31,
	2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
South America	$23	3%	$32	5%
Caribbean*	17	2%	18	2%
Europe/Africa	34	4%	14	2%
Asia	(1)

—

		%	(1)

—

				%
Total	$73	9%	$63	9%
Growth Distribution Gross Margin as a % of Growth Distribution Revenue	19.5%		19.2%

*                    Includes El Salvador

Gross margin from our growth distribution segment increased $10 million, or 16%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was primarily due to a gross margin increase of $21 million in Cameroon (SONEL) driven by the revenue gains noted above, coupled with lower variable costs primarily as a result of lower fuel and fixed costs; a gross margin decline of $9 million in Brazil (Sul) resulting from the revenue gains described above being more than offset by higher purchased electricity costs; and a combined gross margin decline of $2 million in our Ukraine, Argentina, and El Salvador utilities attributable primarily to higher purchased electricity costs. Gross margin as a percent of revenue remained relatively flat at 19.5 % in first three months of 2005 versus 19.2% in 2004 as lower costs in Cameroon were largely offset by higher purchased electricity costs in Brazil and Argentina.

Contract Generation Revenue

	For the Three Months Ended March 31,
	2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$196	8%	$217	9%
South America	351	13%	265	12%
Caribbean	142	5%	131	6%
Europe/Africa	141	5%	124	5%
Asia	155	6%	131	6%
Total	$985	37%	$868	38%

Revenue from our contract generation segment for the three months ended March 31, 2005 increased $117 million, or 13%, compared to the three months ended March 31, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 11% for the first quarter of 2005 versus 2004. Revenue increases are attributable to increased contract pricing in Chile (Gener), Brazil (Tiete, consisting of a group of hydro-electric plants providing electricity primarily to Eletropaulo) and Brazil (Uruguaiana, a gas-fired plant in Brazil providing electricity to Sul and Eletropaulo as well as other third-party customers), partially offset by scheduled decreases in the contracted capacity payments in the U.S. (Shady Point). Higher production volumes favorably impacted revenues in Gener and Ras Laffan (Qatar), with the latter operated as a combined cycle facility in the first quarter of 2005 versus a simple cycle facility in 2004. Favorable foreign currency translation effects positively impacted revenues in Tiete, Gener and Hungary (Tisza).

Contract Generation Gross Margin

	For the Three Months Ended March 31,
	2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$74	9%	$96	14%
South America	149	19%	120	18%
Caribbean	41	5%	34	5%
Europe/Africa	60	8%	52	8%
Asia	69	9%	57	8%
Total	$393	50%	$359	53%
Contract Generation Gross Margin as a % of Contract Generation Revenue	39.9%		41.4%

Gross margin from our contract generation segment increased $34 million, or 9%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to increased contract pricing in Chile (Gener) and Brazil (Tiete and Uruguaiana), and higher production volumes in Qatar (Ras Laffan) and Gener. The contract generation gross margin as a percentage revenues decreased to 39.9% for the first quarter of 2005 versus 41.4% for 2004. This decrease was primarily due to Gener procuring higher priced fuel and purchased electricity as a result of gas shortages caused by restrictions on imports of natural gas from Argentina and the scheduled decreases in the contracted capacity payments in the U.S. (Shady Point).

Competitive Supply Revenue

	For the Three Months Ended March 31,
	2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$117	5%	$114	5%
South America	52	2%	31	1%
Caribbean	29	1%	30	1%
Europe/Africa	35	1%	32	2%
Asia	46	2%	36	2%
Total	$279	11%	$243	11%

Revenue from our competitive supply segment for the three months ended March 31, 2005 increased $36 million, or 15%, compared to the three months ended March 31, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 13% for the first quarter of 2005 versus 2004. Revenue increases are primarily due to significantly higher dispatch of AES’s coal-fired plant in Argentina (CTSN) as a result of increased demand caused by gas shortages in Argentina and higher competitive market prices for electricity sold in Argentina (Parana), the U.S. (New York) and Kazakhstan (Ekibastuz). Favorable foreign currency translation effects positively impacted revenues in Hungary (Borsod) and Kazakhstan (Ekibastuz and Altai).

Competitive Supply Gross Margin

	For the Three Months Ended March 31,
	2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$28	3%	$28	4%
South America	8	1%	10	1%
Caribbean	15	2%	10	1%
Europe/Africa	(2)	—%	3	1%
Asia	15	2%	13	2%
Total	$64	8%	$64	9%
Competitive Supply Gross Margin as a % of Competitive Supply Revenue	22.9%		26.3%

Gross margin from our competitive supply segment was $64 million for the three months ended March 31, 2005 and March 31, 2004. The competitive supply gross margin as a percentage revenues decreased to 22.9% for the first quarter of 2005 compared to 26.3% for 2004. This decrease was primarily due to higher fuel costs for our businesses in South America (CTSN and Parana) and forced outages in the U.S. (New York).

General and administrative expenses

General and administrative expenses increased $1 million to $49 million for the three months ended March 31, 2005 from $48 million for the three months ended March 31, 2004. General and administrative expenses as a percentage of total revenues was 2% in 2005 and 2004.

Interest expense

Interest expense decreased $26 million, or 5%, to $467 million for the three months ended March 31, 2005 from $493 million for the three months ended March 31, 2004. Interest expense decreased primarily due to the benefits of debt retirements at the parent company and lower hedge related costs, partially offset by negative impacts from foreign currency translation and increased debt related to new projects.

Interest income

Interest income increased $17 million to $86 million for the three months ended March 31, 2005 from $69 million for the three months ended March 31, 2004. Interest income increased primarily due to increased interest rates and higher cash balances.

Other income

Other income increased $11 million to $22 million for the three months ended March 31, 2005 from $11 million for the three months ended March 31, 2004. Other income in 2005 primarily consists of gains on contract settlements. Included in 2004 was a gain resulting from a land sale.

Other expense

Other expense increased $12 million to $37 million for the three months ended March 31, 2005 from $25 million for the three months ended March 31, 2004. Other expense primarily consists of losses on short-term investments and a write-down of fixed assets to be disposed of.

Loss on sale of investments and asset impairments

Loss on sale of investments and asset impairment expense was $1 million for the three months ended March 31, 2004 as a result of an adjustment to an estimate related to the December 2003 sale of approximately 39% of AES’s interest in AES Oasis Limited. There were no sales of investments or asset impairments for the three months ended March 31, 2005.

Foreign currency transaction losses

The Company recognized foreign currency transaction losses of $12 million for the three months ended March 31, 2005 compared to $8 million for the three months ended March 31, 2004. The $4 million increase was primarily related to losses in Brazil partially offset by gains in Venezuela. Foreign currency losses at Eletropaulo increased primarily due to mark-to-market losses on foreign currency transaction hedges. These losses were offset by foreign currency transaction gains recorded at EDC during the first quarter of 2005 due to an 11% devaluation of the Venezuelan bolivar. EDC’s functional currency is the U.S. dollar, and a portion of its debt is denominated in the Venezuelan bolivar. When the Venezuelan bolivar experiences devaluation, gains are recorded related to the bolivar denominated debt.

Foreign currency transaction gains (losses) at certain of the Company’s foreign subsidiaries and affiliates were as follows (in millions):

	Three Months Ended March 31,
	2005	2004
	(in millions)
Argentina	$5	$7
Brazil	(29)	(10)
Venezuela	26	3
Dominican Republic	(6)	(2)
Pakistan	(6)	(4)
Other	(2)	(2)
Total(1)	$(12)	$(8)

(1)          Includes $23 million and $7 million, respectively, of losses on foreign currency derivative contracts.

Equity in earnings of affiliates

Equity in earnings of affiliates increased $9 million, or 56%, to $25 million for the three months ended March 31, 2005 from $16 million for the three months ended March 31, 2004. The increase was primarily due to improved operations at our Canadian affiliate and our affiliates in Chile partially offset by a decline at our affiliate in China.

Income taxes

Income tax expense (including income tax on equity in earnings) on continuing operations increased $62 million to $126 million for the three months ended March 31, 2005 from $64 million for the three months ended March 31, 2004. The Company’s effective tax rate was 36% and 32% for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate increase was driven by an increase in the foreign tax imposed on our foreign subsidiaries.

Minority Interest

Minority interest expense increased $28 million to $91 million for the three months ended March 31, 2005 from $63 million for the three months ended March 31, 2004. The increase is primarily due to higher earnings from our Brazilian subsidiaries.

Discontinued operations

Losses from operations of discontinued businesses, net of tax, was $26 million for the three months ended March 31, 2004 related to operations at Wolf Hollow, Ede Este and Whitefield, partially offset by receipt of a $20 million contingent payment received in March 2004 related to the sale of Mountainview. As of March 31, 2005, there were no businesses classified as discontinued operations.

Contingent Matters

As disclosed in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, in exchange for the termination of $869 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of AES Sul. The Sul Option, which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the earlier of the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to AES’s right to a six month extension under certain circumstances. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the AES Sul syndicated lenders. The probability of BNDES exercising the Sul Option is unknown at this time. In the event BNDES exercises its option, 53.85% of our ownership in AES Sul would be transferred to BNDES and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at $540 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option.

Capital Resources and Liquidity

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as parent company), and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At March 31, 2005, we had $5.2 billion of recourse debt and $13.2 billion of non-recourse debt outstanding.

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

We intend to continue to seek where possible non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or available on economically attractive terms. If we decide not to provide any additional funding or credit support to a subsidiary that has a project under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary.

As a result of AES parent’s below-investment-grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counter-parties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2005, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $442 million (excluding those collateralized by letters of credit and other obligations discussed below).

At March 31, 2005, we had $222 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. All of these letters of credit were provided under our revolver. We pay letter of credit fees ranging from 0.5% to 2.75% per annum on the outstanding amounts. In addition, we had $4 million in surety bonds outstanding at March 31, 2005.

Many of our subsidiaries including those in the Caribbean and South America depend on timely and continued access to capital markets to manage their liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty may adversely affect those subsidiaries’ financial condition and results of operations. In addition, changes in the timing of tariff increases or delays in the regulatory determinations under the relevant concessions could affect the cash flows and results of operations of our businesses in Brazil and Venezuela. Management believes that cash on hand, along with cash generated through operations, and our financing availability will be sufficient to fund normal operations, capital expenditures, and debt service requirements.

Cash Flows

At March 31, 2005, we increased cash and cash equivalents by $159 million from December 31, 2004 to a total of $1,555 million. The change in cash balances was impacted by $520 million of cash provided by operating activities offset by the use of cash for investing and financing activities of $166 million and $176 million, respectively, and by the negative effect of exchange rates on cash of $19 million. Cash used for financing activities included a net reduction in debt of $160 million for the quarter.

Operating Activities

Net cash provided by operating activities increased by $118 million to $520 million during the first quarter of 2005, versus $402 million during the same period in 2004 due to an increase in net earnings (adjusted for non-cash items) of $36 million and a net increase in other assets and liabilities of $88 million, only slightly offset by an increase in working capital of $6 million. The net increase in other assets and liabilities is due largely to higher non-cash mark-to-market derivative liabilities and proceeds related to a hedge termination payment from the settlement of a foreign currency derivative contract. Working capital remained relatively flat as reductions in accounts receivable and increases in accounts payable were largely offset by changes in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities totaled $166 million during the first quarter of 2005 as compared to $631 million in the first quarter of 2004. In 2005, cash used in investing activities includes $271 million for property additions and $85 million for acquisitions, partially offset by the net sale and purchase of short term investments of $100 million and a decrease in restricted cash and debt service reserves of $94 million.

Property additions increased $81 million due to additional expenditures of $126 million at our construction project in Spain offset by a reduction in spending at IPALCO of approximately $26 million due to spending in the first quarter of 2004 for environmental compliance projects that did not continue at the same level in the first quarter of 2005.

In the first quarter of 2005, we spent a total of $85 million related to the purchase of the SeaWest wind development business including $60 million for the existing net assets of the business and an additional $25 million advance payment for pre-construction costs for SeaWest’s development of Buffalo Gap 1, a wind power project in Texas.

The reduction in the net sales and purchase of short-term investments of $136 million quarter over quarter was mainly due to a release of collateral at EDC in March 2005 as a result of a repayment of approximately $264 million of related debt.

Restricted cash balances decreased by $502 million during the first quarter of 2005 as compared to the first quarter of 2004 primarily due to AES Gener’s issuance of $400 million of bonds in the first quarter of 2004. Proceeds received from the bond issuance were placed in restricted deposits to be used to complete other refinancing transactions which occurred in the second quarter of 2004.

Financing Activities

Net cash used in financing activities was $176 million during the first quarter of 2005 as compared to $387 million during the first quarter of 2004 as we reduced debt, net of issuances, by $160 million in 2005 versus $340 million in 2004.

Debt issuances declined quarter over quarter by $707 million primarily due to parent company debt issuances of $487 million and the AES Gener bond issuance of $400 million in the first quarter of 2004.

Debt repayments declined quarter over quarter by $887 million primarily due to parent company debt repayments of $806 million in the first quarter of 2004.

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

•       proceeds from debt and equity financings at the parent company level, including borrowings under our revolving credit facility; and

•       proceeds from asset sales.

Our cash requirements at the parent company level are primarily to fund:

•       interest and preferred dividends;

•       principal repayments of debt;

•       construction commitments;

•       other equity commitments;

•       taxes; and

•       parent company overhead and development costs.

During the past three years, we undertook numerous actions designed to increase parent liquidity, lengthen parent debt maturities, and reduce parent debt and other contractual obligations, both contingent and non-contingent. These actions are consistent with our strategic goals of improving the credit profile of both the parent and the consolidated company in order to reduce our financial risk and improve our credit rating by the major rating agencies. Parent liquidity was as follows at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(in millions)
Cash and cash equivalents	$1,555	$1,396
Less: cash and cash equivalents at subsidiaries	1,299	1,109
Parent cash and cash equivalents	256	287
Borrowing available under revolving credit facility	218	352
Cash at qualified holding companies (1)	3	4
Total parent liquidity	$477	$643

(1)   The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the parent company.

The following table sets forth our parent company contingent contractual obligations as of March 31, 2005:

Contingent contractual obligations	Amount	Number of Agreements	Term Range (years)	Exposure Range for Each Agreement
	($ in millions)
Guarantees(1)	$442	42	<1 - 20+	<$1 - $100
Letters of credit—under the Revolver	222	15	<1 - 3	<$1 - $95
Surety bonds	4	3	<1	<$1 - $3
Total	$668	60

(1)   Excluding those collateralized by letters of credit and other obligations

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

While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2005, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company level with a secured revolving credit facility of $450 million. We had $10 million of outstanding borrowings under the revolving credit facility at March 31, 2005. At March 31, 2005, we had $222 million of letters of credit outstanding under the revolving credit facility.

Various debt instruments at the parent company level, including our senior secured credit facilities, senior secured notes and senior subordinated notes contain certain restrictive covenants. The covenants provide for, among other items:

•       limitations on other indebtedness, liens, investments and guarantees;

•       restrictions on dividends and redemptions and payments of unsecured and subordinated debt and the use of proceeds of project financings and asset sales;

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $291 million at March 31, 2005.

None of the subsidiaries that are currently in default currently meet the applicable definition of materiality in AES’s corporate debt agreements in order for such defaults to trigger an event of default or permit an acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES parent company’s senior notes, senior subordinated notes and junior subordinated notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the three months ended March 31, 2005 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2004.

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

The Value at Risk as of March 31, 2005 for foreign exchange, interest rate and commodities was $31.4 million, $100.5 million and $9.7 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   As of March 31, 2005, we carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).

As reported in Item 9 of the Company’s 2004 Form 10-K, management reported that a material weakness existed in our internal control over financial reporting as of December 31, 2004 and is in the process of taking remedial steps to correct this weakness. Due to the fact that these remedial steps have not been completed as of March 31, 2005, we performed additional analysis and other procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.   In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.                 LEGAL PROCEEDINGS

The following disclosure provides a summary and update of significant changes, if any, from December 31, 2004, related to our significant claims, suits and legal proceedings. Readers should also refer to Item 3 in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005 and Note 11 of the notes to our consolidated financial statements in Part II of such Annual Report on Form 10-K for a more detailed description of each claim.

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or to make expenditures in amounts that could be material but cannot be estimated as of March 31, 2005.

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations have involved alleged market manipulation. The FERC has requested documents from each of the AES Southland plants and AES Placerita. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland is not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. The Ninth Circuit recently heard oral argument on the time scope of the refunds. The Ninth Circuit Court of Appeals also addressed the appeal of the FERC’s decision not to impose refunds for the alleged failure to file rates including transaction specific data for sales to the California Independent System Operator (“ISO”) for 2000 and 2001. See State of California ex rel. Bill Lockyer. Although in its order issued September 9, 2004 the Ninth Circuit did not order refunds, the Ninth Circuit remanded the case to the FERC for a refund proceeding to consider remedial options. Placerita made sales during the referenced time period. Depending on the method of calculating refunds and the time period to which the method is applied, the alleged refunds sought from AES Placerita could approximate $23 million.

In July 2001, a petition was filed against CESCO, an affiliate of the Company, by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as a government licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of a government regulator to manage CESCO. Gridco, a state owned entity, is the sole energy wholesaler to CESCO. In August 2001, the management of CESCO was handed over by the OERC to a government administrator that was appointed by the OERC. By its order of August 2001, the OERC held that the Company and other CESCO shareholders were not proper parties to the OERC proceeding and terminated the proceedings against the Company and other CESCO shareholders. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. On February 26, 2005, the OERC issued an order rejecting the proposed business plan. The order also stated the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by the OERC prior to March 31, 2005. On or about March 31, OERC revoke the CESCO distribution license. An appeal of the April 2, 2005 OERC order has been filed. Gridco also has asserted that a Letter of Comfort issued by the Company in connection with the Company’s investment in CESCO obligates the Company to provide additional financial support to cover CESCO’s financial obligations. In December 2001, a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 was served on the Company by Gridco pursuant to the terms of the CESCO Shareholder’s Agreement (“SHA”), between Gridco, the Company, AES ODPL, CESCO and Jyoti Structures. The parties have filed their respective statement of claims, counter claims, defenses and answers. Gridco appears to seek approximately $188.5 million in damages, plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. On or about April 15, 2005, the parties filed their initial witness statements. A hearing on the merits has been scheduled for August 2005. Other matters that had been pending before the Indian courts were resolved with the exception of a petition before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings. In addition, in December 2001, a petition was filed by Gridco in the local India Court system seeking an injunction prohibiting the Company and its subsidiaries from selling their shares in Orissa Power Generation Company Pvt. Ltd. (“OPGC”), a 420 MW coal based electricity generation business located in India, and restraining the Company and its subsidiaries from receiving any dividend from OPGC in respect of shares held by them in OPGC until the completion of the CESCO arbitration. The injunctive relief was initially granted on December 23, 2001. Eventually, the injunction was overturned. In January 2005, a new injunction was issued prohibiting the transfer of ownership of the shares of OPGC pending the resolution of the CESCO arbitration. On May 2, 2005, the hearing on the appeal of the new injunction was adjourned until August 2005. Also, in March 2005, the Orissa High Court upheld a decision by the OERC permitting the OERC, as requested by Gridco,to initiate proceedings regarding the terms of the existing power purchase agreement (“PPA”) at OPGC. The decision was appealed by OPGC to the Supreme Court of India. On April 29, 2005, the Supreme Court granted a stay of the OERC proceedings regarding the PPA as well as the order of the Orissa High Court. A further hearing date on the stay Order has been scheduled for August 2005. The Company believes that it has meritorious defenses to any actions asserted against it and expects that it will defend itself vigorously against the allegations.

In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock issued pursuant to a registration statement dated and filed with the SEC on August 16, 2000, (the “Share Exchange”). The complaints purport to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the registration statement concerning certain secured equity-linked loans by AES subsidiaries; the supposedly volatile nature of AES stock, as well as AES’s allegedly unhedged operations in the United Kingdom at that time, and the alleged effect of the New Electrical Trading Agreements (“NETA”) on AES’s United Kingdom operations. On April 14, 2003, lead plaintiffs filed an amended and consolidated complaint, which added former IPALCO directors and officers John R. Hodowal, Ramon L. Humke and John R. Brehm as defendants and, in addition to the purported claims in the original complaint, purports to allege against the newly added defendants violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder. The amended complaint also purports to add a claim based on alleged misstatements or omissions concerning an alleged breach by AES of alleged obligations AES owed to Williams Energy Services Co. (“Williams”) under an agreement between the two companies in connection with the California energy market. On September 26, 2003, defendants filed a motion to dismiss the amended and consolidated complaint. By Order dated November 17, 2004, the Court dismissed all of the claims asserted in the amended and consolidated complaint against all defendants with one exception. The exception consists of claims against Bakke, Sant, Sharp and AES (the “AES Defendants”), under Sections 11, 12 and 15 of the Securities Act of 1933, 15 U.S.C. §§ 77k, 77l and 77o, based on the alleged failure of the Registration Statement and Prospectus disseminated to the IPALCO stockholders for purposes of the Share Exchange to disclose AES’s purported temporary default on its contract with Williams. On December 15, 2004, the AES Defendants filed a motion for judgment on the pleadings dismissing the remaining claims. In April 2005, plaintiffs served their first discovery requests to defendants. The Company and the individual defendants believe that they have meritorious defenses to the claims asserted against them and intend to defend these lawsuits vigorously.

In November 2002, a lawsuit was filed against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF”), two of our indirect subsidiaries, in the District Court of Hood County, Texas by Stone & Webster, Inc. (“S&W”). At the time of filing, AESWH and AESF were two indirect subsidiaries of the Company. In December 2004, the Company finalized agreements to transfer the ownership of AESWH and AESF. S&W contracted to perform the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction. S&W has since amended its complaint four times and joined additional parties, including the Company and Parsons Energy & Chemicals Group, Inc. In addition to the claims already mentioned, the current claims by S&W include claims for breach of contract, breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. In January 2004, the Company filed a counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). AESWH and AESF filed answers and counterclaims against S&W, which since have been amended. The exact amount of AESWH and AESF’s counterclaims will be identified at the appropriate time in the lawsuit. In January 2004, the Company filed a counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). Although S&W has yet to provide a detailed damage claim, it has filed a lien against AESWH and AESF, with each lien allegedly valued, after amendment on March 14, 2005, at approximately $87 million. In March 2004, S&W and Shaw each filed an answer to the counterclaim. The counterclaim and answers subsequently were amended. In March 2005, the Court rescheduled the trial date for October 24, 2005. The Company and subsidiaries believe that the allegations in S&W’s complaint are meritless, and that each defendant has meritorious defenses to the claims asserted by S&W. They each intend to defend the lawsuit vigorously.

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empressa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed separate lawsuits in the Dominican Republic against Ede Este, a former subsidiary of AES, and Itabo, an AES affiliate. The lawsuit against Itabo also names the president of Itabo as a defendant. In the action against Itabo, CDEEE requested a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties. On September 29, 2004, the Court rejected CDEEE’s request. CDEEE also requested that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 2004 to CDEEE, and that an independent expert audit the accounting records and present a report to CDEEE and the court. At a hearing that was held on March 30, 2005, Itabo argued that the court did not have jurisdiction to hear the case and that the case should be decided in an arbitration proceeding. The judge asked the parties to submit briefs on the matter and reserved on the issue. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of Itabo of all Ede Este´s commercial and financial operations with affiliate companies since August 5, 1999. On February 9, 2005, Itabo filed a lawsuit against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) seeking among other relief, to enforce the arbitration/dispute resolution processes set forth in the contracts among the parties.

On or about October 27, 2004, AES Red Oak LLC (“Red Oak”) was named as a defendant in a lawsuit filed by Raytheon Company (“Raytheon”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expense allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed counterclaims against Raytheon. In January 2005, Raytheon moved for dismissal of Red Oak’s counterclaims. In March 2005, the motion to dismiss was withdrawn and a partial motion for summary judgment was filed by Raytheon seeking return of approximately $16 million of the letter of credit draw. Red Oak submitted its opposition to the partial motion for summary judgment in April, and expects the Court to schedule a hearing to address the motion in May or June. Meanwhile, Raytheon re-filed its motion to dismiss the fraud allegations in the counterclaim. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. The parties are conducting discovery. Red Oak expects to defend itself vigorously in the action.

On or about January 26, 2005, the City of Redondo Beach, California, provided AES Redondo Beach LLC (“AES Redondo Beach”), a subsidiary of the Company, a notice of assessment for utility user’s tax (“UUT”) for the period of May 1998 through September 2004. The assessment includes alleged amounts owing of $32.8 million for gas usage and $38.9 million for interest and penalties. AES Redondo Beach has objected to the assessment. An administrative hearing before the City’s Tax Administrator was scheduled and subsequently cancelled. In addition, AES Redondo Beach and the City are engaging in multiple discovery and procedural disputes involving the alleged UUT assessment. In April 2005, in connection with these disputes, the City filed a lawsuit against AES Redondo Beach alleging violations of certain State of California government codes regarding the disclosure of confidential information.

ITEM 2.                 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Mr. Paul Hanrahan, Mr. Robert Hemphill, Mr. William Luraschi and Mr. John Ruggirello have adopted trading plans pursuant to Rule 10b5-1.

ITEM 6.                 EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION
(Registrant)
Date: May 5, 2005	By:	/s/ BARRY J. SHARP
Name: Barry J. Sharp Title: Executive Vice President and Chief Financial Officer