Form 10-K/A
period 2004-12-31
AES CORP
filed 2006-01-19
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

THE AES CORPORATION
FISCAL YEAR 2004 FORM 10-K/A

EXPLANATORY NOTE

This Form 10-K/A (the “Amendment”) is being filed for the purpose of amending Items 6, 7, 8, and 9A of Form 10-K for the year ended December 31, 2004, that was originally filed with the Securities and Exchange Commission on March 30, 2005. This Amendment corrects accounting errors in the consolidated financial statements in our previously filed Form 10-K for the year ended December 31, 2004. Furthermore, this Amendment corrects our Report on Internal Control over Financial Reporting as a result of our reassessment of material weaknesses in internal control over financial reporting.

Refer to Note 1 to the consolidated financial statements in Item 8 and “Restatement of Consolidated Financial Statements” in Item 7 for a discussion of the nature of the errors and the impact of the errors on the restated consolidated financial statements. Refer to Item 9A, “Controls and Procedures—Management’s Report on Internal Control over Financial Reporting (As Restated)” for further information regarding our reassessment of material weaknesses in internal control over financial reporting.

We included as exhibits to this Amendment new certifications of our principal executive officer and principal financial and accounting officer.

Except as described above, no attempt has been made in this Amendment to amend or update other disclosures presented in the Form 10-K/A. This Amendment does not reflect events occurring after the filing of the Form 10-K on March 30, 2005 or amend or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

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

Operating Segments

See Note 21 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for additional financial information about our business segments as well as information about our foreign and domestic operations.

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

Growth Distribution
(As of December 31, 2004)

Generation Facilities	Dominant Fuel	Year of Acquisition or Commencement of Commercial Operations	Geographic Location	Gross MW	AES Equity Interest (Percent, Rounded)
Europe/Africa
SONEL (12 plants)(1)	Hydro/Diesel/Heavy Fuel Oil	2001	Cameroon	935	56
			Total	935

Distribution Facilities	Year of Acquisition or Commencement of Commercial Operations	Geographic Location	Approximate Number of Customers Served	Approximate Gigawatt Hours	AES Equity Interest (Percent, Rounded)
Caribbean
CAESS	2000	El Salvador	477,700	1,765	75
CLESA	1998	El Salvador	261,000	685	64
DEUSEM	2000	El Salvador	52,000	92	74
EDE Este(2)	2004	Dominican Republic	293,000	1,900	0
EEO	2000	El Salvador	194,000	392	89
South America
Edelap	1998	Argentina	289,150	2,200	90
Eden	1997	Argentina	291,200	1,960	90
Edes	1997	Argentina	151,200	670	90
Sul(3)	1997	Brazil	1,021,900	8,022	100
Europe/Africa
Kievoblenergo	2001	Ukraine	811,000	3,800	90
Rivneenergo	2001	Ukraine	403,000	1,700	79
SONEL	2001	Cameroon	505,300	3,700	56
			Total	26,886

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

How to Contact AES and Sources of Other Information

Our principal offices are located at 4300 Wilson Boulevard, Arlington, Virginia 22203. Our telephone number is (703) 522-1315. Our web address is http://www.aes.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to such reports filed pursuant to section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are posted on our website at http://www.aes.com. After the reports are filed with the Securities and Exchange Commission, they are available from the Company free of charge. Material contained on our website is not part of and is not incorporated by reference in this report on Form 10-K/A.

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

During 2004, the Energy Secretariat reached agreements with natural gas and electricity producers, to reform the energy markets. The agreement with natural gas producers establishes a recovery path that increases wellhead prices to 80% of the U.S. dollar price. In the electricity sector, the Energy Secretariat passed Resolution 826/2004, inviting generators to partially contribute their existing and future credits in the Wholesale Electricity Market (“WEM”), which will fund new capacity to be installed by 2007. In exchange, the Government committed to reform the market rules to match the pre-crisis rules, setting the capacity payment with a U.S. dollar reference and eliminating all regulations fixing an artificially low price in the wholesale market. The Government of Argentina reached an agreement on this with 70% of the generators by December 2004. There can be no assurance, however, that the Government of Argentina will honor its commitment to release restrictive measures that it has placed upon wholesale prices after the new capacity is installed.

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

On February 16, 2005, the “Kyoto Protocol to the United Nations Framework Convention on Climate Change” (“Kyoto”) became effective. Kyoto requires countries that have ratified it to substantially reduce their GHG emissions including CO2. AES has generation operations in seven countries that have ratified Kyoto; however, we do not expect Kyoto implementation to have a material impact on our revenues or projected earnings during the 2008-2012 period. Over the course of the next several years, as decisions surrounding implementation of Kyoto become more detailed, we will have a better understanding of the impact of Kyoto on the Company. At present, we cannot predict whether compliance with Kyoto will have a material impact on our operations or results.

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

ITEM 2.                 PROPERTIES

We maintain offices in many places around the world, generally pursuant to the provisions of long- and short-term leases, none of which are material. With a few exceptions, our facilities, which are described in Item 1 of this Form 10-K/A, are subject to mortgages or other liens or encumbrances as part of the project’s related finance facility. In addition, the majority of our facilities are located on land that is leased. However, in a few instances, no accompanying project financing exists for the facility, and in a few of these cases, the land interest may not be subject to any encumbrance and is owned outright by the subsidiary or affiliate.

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

See Item 12 (d) of this Form 10-K/A for information regarding Securities Authorized for Issuance under Equity Compensation Plans.

ITEM 6.                 SELECTED FINANCIAL DATA

The selected financial data set forth in this Item 6 has been restated to correct errors that were contained in our consolidated financial statements and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission on March 30, 2005. The following selected financial data should be read in conjunction with our restated consolidated financial statements and the related notes to the consolidated financial statements.

Our acquisitions, disposals, reclassifications and changes in accounting principles affect the comparability of information included in the tables below. Please refer to the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for further explanation of the effect of such activities. Please refer to Item 7 and Note 22 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for certain risks and uncertainties that may cause the data reflected herein not to be indicative of our future financial condition or results of operations.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(2)	(Restated)(2)
	(in millions, except per share data)
Statement of Operations Data:
Revenues	$9,463	$8,413	$7,377	$6,299	$4,958
Income (loss) from continuing operations	258	311	(2,064)	323	605
Discontinued operations, net of tax	34	(787)	(1,561)	(130)	68
Cumulative effect of change in accounting principle, net of tax	—	41	(376)	—	—
Net income (loss)	$292	$(435)	$(4,001)	$193	$673
Basic income (loss) earnings per share:
Income (loss) from continuing operations	$0.40	$0.52	$(3.83)	$0.61	$1.37
Discontinued operations	0.06	(1.32)	(2.89)	(0.25)	0.15
Cumulative effect of change in accounting principle	—	0.07	(0.70)	—	—
Basic income (loss) earnings per share	$0.46	$(0.73)	$(7.42)	$0.36	$1.52
Diluted income (loss) earnings per share:
Income (loss) from continuing operations	$0.40	$0.52	$(3.83)	$0.60	$1.28
Discontinued operations	0.05	(1.32)	(2.89)	(0.24)	0.14
Cumulative effect of change in accounting principle	—	0.07	(0.70)	—	—
Diluted income (loss) earnings per share	$0.45	$(0.73)	$(7.42)	$0.36	$1.42

	December 31,
	2004	2003	2002	2001	2000
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(2)	(Restated)(3)
	(in millions)
Balance Sheet Data:
Total assets	$28,923	$29,137	$34,550	$36,636	$32,476
Non-recourse debt (long-term)	11,817	10,930	10,044	10,787	9,306
Non-recourse debt (long-term)—Discontinued operations	—	56	4,126	4,037	3,557
Recourse debt (long-term)	5,010	5,862	6,755	5,891	4,686
Stockholders’ equity (deficit)	972	(68)	(855)	5,154	5,261

(1)   See Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for information related to restated Consolidated Financial Statements.

(2)   See Note 1 to the Consolidated Financial Statements for the nature of the errors in 2001 and 2000.

(3)   The cumulative effect of the errors, as described in Note 1 to the Consolidated Financial Statements was a reduction to stockholders’ equity of $172 million at December 31, 1999.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The accompanying management’s discussion and analysis of financial condition and results of operations set forth in this Item 7 is restated to reflect the correction of errors that were contained in our consolidated financial statements and other financial information for the years ended December 31, 2004, 2003 and 2002 as discussed below and in Note 1 of the Consolidated Financial Statements. The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our restated consolidated financial statements and the related notes to the consolidated financial statements.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Background

In our previously filed Form 10-K, for the year ended December 31, 2004, management reported that a material weakness existed in our internal controls over financial reporting related to accounting for income taxes. Specifically, the Company lacked effective controls for the proper reconciliation of the components of its foreign subsidiaries’ income tax assets and liabilities to related consolidated balance sheet accounts.

The Company’s initial remediation plan included the following actions:

•       adopt a more rigorous approach to communicate, document and reconcile the detailed components of subsidiary income tax assets and liabilities, and to more fully integrate the income tax accounting process with the financial reporting process;

•       expand the resources in the income tax accounting function and provide additional training to the Company’s foreign subsidiaries; and

•       conduct a comprehensive evaluation of the Company’s current income tax accounting and reporting processes, to identify and implement additional best practice solutions regarding efficient data collection, integration and controls.

Given the complex nature of the foreign subsidiary income tax reconciliation process, the previous lack of comprehensive U.S. GAAP income tax accounting expertise within certain of the Company’s foreign businesses and the number of locations to be reviewed, the Company engaged an international public accounting firm to assist in the reconciliation and evaluation process.

After examining certain historical purchase transactions from 1999 – 2002 and reviewing the reconciliations of detailed historical income tax return records to reported book/income tax differences, various accounting errors were identified. As a result of these intial findings, on July 27, 2005 the Company announced that it would restate its previously filed financial statements. At the same time, management also expanded the scope of the review to include the composition of other material current and deferred income tax related balances including those recorded by or, on behalf of, our domestic subsidiaries and the parent company. As a result of this expanded review, additional non-tax items also were identified and corrected.

Throughout this restatement review process, management with the support of the Audit Committee and the Board of Directors of AES, committed significant internal and external resources to ensure that we properly identified and resolved outstanding issues, even though this caused a delay in the filing of our June 30, 2005 and September 30, 2005 quarterly financial statements. The most significant adjustments recorded as part of the restatement involved complex areas of accounting and in certain cases, required a significant degree of judgement associated with U.S. GAAP and its technical interpretation relative to foreign income tax rules and regulations. Our findings throughout this process continue to support our initial conclusion that all errors identified were inadvertent and unintentional.

Our business structure has historically been decentralized and currently encompasses over 27 countries, many with unique local statutory reporting requirements and different degrees of expertise within AES internally and through locally accessible accounting and tax organizations. We have recognized the complexity of our business and have taken many steps to improve corporate involvement and oversight through increased commitment to improving our people, processes and financial systems. In conjunction with the Board of Directors, restructuring efforts towards this end began in 2002 and continued with our corporate preparation and readiness to be in compliance with the requirements of Sarbanes-Oxley. We have continued to hire additional accounting, financial reporting, income tax, internal control, internal audit and compliance staff and have created several new senior corporate leadership positions related to these functions. The Corporate finance function is also providing more oversight to ensure that we have the appropriate accounting, tax and finance people employed at our subsidiaries. To this end, in 2005, we hired new chief financial officers for our utility and generation companies in Brazil and at our utility company in Cameroon, two of our most complex businesses. Additional processes and controls have been initiated regarding the communication and documentation of the accounting and deferred income tax consequences of transactions. The Company implemented a new consolidation system in early 2004 which increased the consistency and dependability of the data collection process, and we also have begun to evaluate the implementation of enterprise-wide systems solutions to further improve the quality and integration of our financial and operational systems across our businesses. We recognize that additional steps need to be taken to continue to strengthen the effectiveness of our controls and are committed to further improve our processes and systems and to leverage the capabilities of our people into the future.

In the short term and as a result of our tax findings, we also reinforced our commitment to provide accurate and transparent financial information by engaging additional experienced external tax professionals to assist us in the remediation of our tax material weakness and to provide training, assistance and support as we continue to strengthen our global processes related to accounting for income taxes. For the past eight months, we have utilized the assistance of a significant number of external tax professionals together with our accounting and tax professionals from within our businesses and at corporate to ensure a rigorous review of major acquisitions and other transactions dating back more than five years in certain cases.

The following table quantifies the net impact of the restatement corrections by income statement line item for the three years ended December 31, 2004, 2003 and 2002 respectively and includes the resulting impact on diluted earnings per share from continuing operations. The major line items affected include depreciation expense, interest expense, goodwill impairment expense, gain (loss) on foreign currency translation, income tax expense and the related impacts on minority interest calculations.

	Year Ended December 31,
	2004	2003	2002
	($ in millions, except per share amounts)
Income (loss) from continuing operations as previously reported	$366	$332	$(1,646)
Changes in income (loss) from continuing operations from restatement due to:
Increase in gross margin	$10	$23	$18
(Increase) in interest expense	$(31)	$—	$(48)
(Increase) in goodwill impairment expense	$—	$—	$(97)
(Increase) in foreign currency transaction losses	$(29)	$(31)	$(185)
(Increase) in income tax expense	$(126)	$(7)	$(168)
Decrease (increase) in minority interest and other	$68	$(6)	$62
	$(108)	$(21)	$(418)
Income (loss) from continuing operations as restated	$258	$311	$(2,064)
Diluted earnings (loss) per share from continuing operations as previously reported	$0.57	$0.56	$(3.06)
Changes due to restatement effects	(0.17)	(0.04)	(0.77)
Diluted earnings (loss) per share from continuing operations as restated	$0.40	$0.52	$(3.83)
Diluted shares outstanding	648.1	598.3	538.9

The Company has concluded that the reasons for these errors primarily related to the lack of sufficient internal resources with comprehensive U.S. GAAP knowledge pertaining to the computation of complex deferred income tax impacts arising from foreign acquisitions and restructurings. Secondly, the Company lacked adequate procedures for the reconciliation between income tax returns to financial statement balance sheet accounts. This lack of adequate procedures allowed income tax journal entries to be recorded in consolidation but not subsequently provided to our subsidiary companies for recording, updating and proper translation from local currency to U.S. dollars.

Income Tax Adjustments

The errors identified from the income tax review can be categorized into three types of deferred tax issues. Details regarding material findings associated with each issue are provided below:

1.      Deferred income tax adjustments associated with foreign acquisitions and restructurings

La Electricidad de Caracas (“EDC”)

The most significant deferred income tax restatement adjustment related to the purchase of a majority interest in EDC, a private integrated utility in Venezuela in June, 2000. At that time, a deferred income tax liability was recorded representing the difference between the non-inflation indexed income tax basis and the resulting adjusted purchase basis (assigned carrying value) of fixed assets. However, Venezuelan income tax provisions allow for the indexing of EDC’s non-monetary assets and equity, as a result of inflation. This indexing created an additional layer of tax basis that should have been included as part of the acquisition income tax basis at the time of the acquisition.

The impact of correcting the income tax basis used to calculate the original temporary difference was an increase of $668 million in the original deferred income tax asset. In addition, several other purchase accounting adjustments were recorded to correctly account for the treatment of deferred charges and the fair value applied to an equity investment held by EDC at the time of acquisition. The recording of the deferred income tax asset related to indexation and the other noted adjustments affected the allocation of the excess fair value over cost (commonly referred to as negative goodwill) to non-monetary assets.

The net result of these adjustments decreased fixed assets in 2000 by $572 million and decreased other assets by $85 million. The reduction in depreciation and amortization expense was $24 million for the year ended December 31, 2002, $24 million for the year ended December 31, 2003 and $23 million for the year ended December 31, 2004.

Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. (“Eletropaulo”)

At the time of the acquisition of Eletropaulo, a regulated utility located in Brazil, the Company did not record certain deferred income taxes on the difference between the tax basis of land and the related book basis which was adjusted to fair value under acquisition accounting guidelines. The correction of this error resulted in the recording of additional deferred income tax liabilities of $101 million at the initial date of consolidation in February 2002. This increase in deferred income tax liability increased the original goodwill calculated as the excess purchase price over the fair value of assets and liabilities. As a further result, this adjustment also increased goodwill impairment expense subsequently recognized in 2002 by $71 million.

Brasiliana Energia, S.A. (“Brasiliana”)

In January, 2004 the Company entered into a debt restructuring transaction with the Brazilian National Bank for Economic and Social Development (“BNDES”), whereby BNDES received a 54% economic interest in our Brazil distribution business and two generating facilities in exchange for the cancellation of $863 million of debt and accrued interest owed by AES Elpa and AES Transgas, holding companies for the Brazilian operations. After the Company made a cash payment of $90 million, the remaining indebtedness of $510 million was re-profiled at a 9% stated interest rate with extended maturities. This exchange was accounted for as a modification of debt. The terms of the agreement state that penalty interest as of December 31, 2004 of $194 million would be cancelled in the future ratably as the principal of the new $510 million debentures are paid within the stated timeframes. This treatment gave rise to a deferred income tax liability. As a result of the income tax review, it was determined that a deferred income tax liability should have been recorded for $194 million of penalty interest anticipated to be forgiven in the future. To correct this error, the additional deferred income tax liability was recorded as part of the “stock issued for debt” restructuring transaction, with the following impacts:

•       A deferred income tax liability of $73 million at Brasiliana (the new parent company of the restructured entities) was recorded as of January, 2004. This deferred liability is also subject to foreign currency remeasurement in each subsequent reporting period.

•       Debt modification calculations were adjusted to include the fair value of the increased income tax expense due to the forgiveness of debt compared to the book value of debt remaining. The resulting impact reduced the debt discount from $26 million to $20 million and decreased the effective interest rate from the originally calculated amount of 9.67% to 9.32%. This adjustment did not change our conclusion regarding the accounting treatment of the transaction as a modification of debt.

These adjustments also impacted the amounts recorded to reflect the BNDES debt restructuring described above. This impact is described below in the “Other Non Income Tax Adjustments” section.

Other Acquisition Related Income Tax Adjustments

As a result of the comprehensive review of income tax accounting, certain other adjustments were made to correct errors identified at other subsidiaries, primarily related to recording of deferred income taxes arising from the step up of acquired assets to fair value and/or from other purchase accounting items. These adjustments increased or decreased fixed assets or concession assets and as a result impacted depreciation or amortization charges recorded within the Company’s statements of operations. The impact on depreciation expense from these adjustments was an increase of $3 million for the year ended December 31, 2002, an increase of $3 million for the year ended December 31, 2003 and a decrease of $5 million for the year ended December 31, 2004. The impact on amortization expense was a decrease of $1 million for the year ended December 31, 2002, a decrease of $1 million for the year ended December 31, 2003 and a decrease of $5 million for the year ended December 31, 2004.

2.      Foreign currency remeasurement of deferred income tax balances where the U.S. dollar is the functional currency at certain subsidiaries

The functional currency for certain of the Company’s foreign subsidiaries is the U.S. dollar. After reviewing the income tax balances for certain of the Company’s U.S. dollar entities in Venezuela, Brazil, Chile, Colombia, Dominican Republic, Argentina and Mexico, the Company discovered that deferred income taxes were remeasured from local currency to the U.S. dollar using the historical exchange rate versus the current exchange rate as prescribed by Statement of Financial Accounting Standard (“SFAS’’) No. 52, “Foreign Currency Translation’’ and SFAS No. 109, “Accounting for Income Taxes,” starting in the year of acquisition or formation. In addition, as noted above, certain additional deferred tax amounts were recorded in these entities, which also required remeasurement—the largest of which was the additional deferred tax asset related to the EDC purchase accounting indexation adjustment of $668 million described above.

The additional foreign currency transaction losses related to deferred taxes was $187 million for the year ended December 31, 2002, $34 million for the year ended December 31, 2003 and $38 million for the year ended December 31, 2004.

3.      Reconciliation of income tax returns to U.S. GAAP income tax balances

The remediation plan involved a detailed review of current and temporary differences identified through an analysis of local income tax return filings. The completion of this review also required the Company to fully evaluate adjustments which had been previously recorded in consolidation, but which should have been recorded at a subsidiary level where the appropriate analysis of the tax jurisdiction could be made. This process led to the identification of errors that accounted for additional income tax expense, the major components of which are described below:

Establishment of Deferred Tax Liability for Brazilian Unrealized Foreign Currency Gains

Certain of the Company’s Brazilian subsidiaries have designated the U.S. dollar as the functional currency for accounting purposes. For Brazilian tax purposes, these companies have elected to treat these exchange gains or losses as taxable or deductible only when cash payments are made. The Company did not record deferred assets or liabilities related to the unrealized gains and losses that occur on an interim basis related to its U.S. dollar denominated debt. Under U.S. GAAP, these increases/decreases in deferred liabilities/assets are permanent differences that are recorded as an adjustment to tax expense. The impact of recording these changes in deferred taxes increased income tax expense by approximately $32 million in 2004 and $4 million in 2003.

Establishment of a U.S. Liability Related to Brazilian Deferred Tax Assets

One of the Company’s Brazilian subsidiaries, Sul, which has designated its functional currency as the Brazilian real, has generated deferred tax assets mainly related to net operating losses, unrealized tax losses on foreign currency transactions and certain other taxable temporary differences. A restructuring transaction was undertaken in relation to this subsidiary in July 2002. At the time of this restructuring, the Company should have recorded a reduction to the deferred tax assets for the U.S. income tax liability associated with the future projected Brazilian taxable income. This reduction, along with other deferred tax impacts related to Sul being part of the Company’s consolidated tax group resulted in additional tax expense of $32 million in 2004, $28 million in 2003 and $66 million in 2002.

Establishment of Other Valuation Allowances

The Company determined that certain valuation allowances should have been provided at various subsidiaries in Chile, Colombia, Brazil and Argentina related to deferred tax assets recorded primarily related to net operating loss carryforwards. Under U.S. GAAP, the Company is required to assess its ability to utilize deferred tax assets under a “more likely than not” standard and provide a valuation allowance to the extent the asset or any part of it does not meet this test. As part of the deferred tax review, the Company determined that these deferred tax assets were unlikely to be utilized in full or in part, based on information available in these historical periods and consequently did not meet the “more likely than not” standard. As a result, the Company recorded valuation allowances which resulted in additional tax expense of $18 million in 2004, a reduction of tax expense of $38 million in 2003 and additional tax expense of $79 million in 2002.

Other Tax Expense Items

The Company undertook a detailed comparison of the tax returns filed to accounting records in a majority of the countries in which we operate and identified certain other adjustments related to this reconciliation. Most significantly, these adjustments included the following:

•       non-deductibility of certain holding company interest and goodwill;

•       capitalized interest on tax holiday projects;

•       treatment of certain foreign investment tax credits;

•       reconciliation of other deferred tax balances; and

•       changes in pre-tax book income related to other non-tax restatement adjustments.

The net impact of these other tax expense items resulted in additional tax expense of $23 million in 2002, $13 million in 2003 and $44 million in 2004. The cumulative impact on income tax expense, as a result of the restatement adjustments, was an increase of $168 million for the year ended December 31, 2002, an increase of $7 million for the year ended December 31, 2003 and an increase of $126 million for the year ended December 31, 2004.

Other Non-Income Tax Adjustments

Other non-income tax accounting errors were also identified as part of the Company’s review of certain other historical transactions. The Company has concluded that the reasons for these errors primarily related to the lack of sufficient control and documentation procedures in 2002 and prior years related to certain consolidation and foreign currency translation processes. Significant non-income tax errors are described below:

AES SONEL

AES acquired 56% of SONEL located in Cameroon in July, 2001. Since that time, AES SONEL experienced a high degree of turnover of its senior accounting personnel. SONEL’s accounting systems required a significant degree of manual intervention including the conversion of local GAAP financial statements into U.S. GAAP.

During the Company’s 2004 year-end process, the Company discovered errors in minority interest calculations that were corrected in the Company’s restated financial statements as of and for the years ended December 31, 2003 and 2002 as filed with the Securities and Exchange Commission on Form 10-K on March 30, 2005. Subsequently, as part of the Corporate process to ensure the correct communication and documentation of the correction of the initial error at the subsidiary level, a comprehensive additional review of the preparation of the U.S. GAAP financial statements was performed and the following errors were identified:

•       translation errors from local currency to U.S. dollar financial statements;

•       the omission of certain purchase accounting adjustments related to the final valuation of our concession assets and recording of severance provision from the U.S. GAAP financial statements; and

•       incorrect treatment related to the accounting for dividends.

The net impact of the adjustments as of December 31, 2004 resulted primarily in a reduction of intangible assets of $39 million and an increase in accumulated other comprehensive loss related to foreign currency translation of $39 million.

AES Elpa

As a result of the income tax review performed at AES Elpa, one of the Company’s Brazilian holding companies, the Company identified a long-term liability which had been recorded for Brazilian GAAP but which had been omitted from U.S. GAAP financial statements at the acquisition date. The proper recording of this liability at the acquisition date would have increased the opening balance of goodwill, which was subsequently impaired and thereby written off as of the end of December, 2002. The impact of this adjustment as of December 31, 2002, increased long term liabilities by $34 million and increased goodwill impairment expense and prior retained earnings by the same combined amount. This long-term liability is accreted by an interest expense component on a monthly basis. The increase in interest expense was $5 million for the year ended December 31, 2002, $6 million for the year ended December 31, 2003 and $5 million for the year ended December 31, 2004.

AES Tiete

The Company determined that an error had been made in the initial accounting for a debt instrument which had been assumed at the date of purchase of Tiete, a generation company in Brazil in 1999. The debt requires an annual adjustment to principal based on changes in the local rate of inflation. The Company accounted for this by using estimates of future inflation over the life of the debt and amortizing these adjustments as a component of interest expense over the term of the loan. These future inflation estimates were recorded on the balance sheet as a deferred financing cost within long-term assets. Periodically, adjustments were made to these estimates when the actual annual inflation calculations were charged to the principal balance. Subsequently, it was determined that inflation changes should be calculated and adjusted on a monthly basis through interest expense based on the rate of inflation in that month, regardless of how the actual cash payment would finally be determined. The impact on interest expense was an increase of $41 million for the year ended December 31, 2002, a decrease of $7 million for the year ended December 31, 2003 and an increase of $28 million for the year ended December 31, 2004. The long term asset account was corrected to remove the estimated inflation component and resulted in a decrease in assets of $6 million as of December 31, 2002, a decrease of $21 million as of December 31, 2003 and a decrease of $42 million as of December 31, 2004.

SUL and Eletropaulo

The Company determined that an error had been made regarding the timing of the recognition of certain revenues recorded by its Brazilian utilities – Eletropaulo and Sul.  The tariff rates, as set by the Brazilian regulatory authority (ANEEL) provide that a percentage of a distributor’s revenue is added to the consumer tariff rate in return for the Company’s future spending of these amounts on capital or operating expense projects approved by ANEEL for the express purpose of improving the efficiency of the electrical system.  Eletropaulo and Sul had previously recognized the revenue related to this portion of the tariff when billed, and recorded the future operating expense and capital project expenditures when incurred, since the expenditures were not considered “pass through” costs for purpose of a future tariff reset. However, under the guidance of SFAS 71 “Accounting for the Effects of Certain Types of Regulation”, Eletropaulo and Sul should have deferred this portion of revenue until such time that the related expenditures were incurred. The correction of this error resulted in a decrease in revenues of $11 million, $8 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The proper recording of this liability as of the date of acquisition of Eletropaulo would have also increased the opening balance of goodwill, which was subsequently impaired and written off in December, 2002. The correction of this error, therefore, also increased goodwill impairment expense by $6 million in 2002.

Brasiliana Energia

The correction of the error related to AES Elpa described above and other adjustments prior to January 2004 which impacted the net assets of Eletropaulo, Tiete and Uruguaiana, also impacted the recording of the Brazilian debt restructuring transaction with our lender, BNDES, as described earlier. The impact on the 2004 restated financials decreased the minority interest share allocated to BNDES by $79 million and increased additional paid-in capital, a component of stockholders’ equity, by $79 million. The adjustment to additional paid-in capital was recorded in accordance with the Company’s previously established accounting policy pertaining to gains or losses resulting from subsidiary sales of stock as permitted under SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.”

Corporate Consolidation Accounting

During the restatement period, the Company undertook additional reviews of the consolidation process, including a review of consolidation journal entries to ascertain that appropriate supporting documentation existed and that current personnel who were performing the consolidation understood the basis for these entries. Several historical consolidation elimination adjustments were identified as errors which primarily affected deferred income taxes and other accumulated comprehensive income balances. The errors originated in years prior to 2002 and generally resulted from an inadequately controlled consolidation process including the elimination of investment accounts against subsidiary equity balances, general balancing controls related to the income statements and balance sheets submitted by our subsidiaries, and inadequate balance sheet reconciliations of consolidated deferred income tax accounts. The correcting entries resulted primarily in a decrease in deferred income tax liabilities and an increase in foreign currency translation, a component of other comprehensive income, of $294 million.

Cash Classifications

As part of an ongoing balance sheet review process, it came to the Company’s attention that several of its subsidiaries incorrectly included certain short-term investments as cash and cash equivalents in the balance sheet. The restatement impact was a decrease in cash and cash equivalents and an increase in short-term investments of $127 million and $74 million as of December 31, 2004 and 2003, respectively.

Cash Flow Reclassification

The Company includes components of the cash flows for its discontinued operations within the Consolidated Statements of Cash Flows (“Cash Flow Statement”) in operating, investing and financing activities. A separate line entitled “Decrease in cash and cash equivalents of discontinued operations and businesses held for sale” was previously presented on the face of Cash Flow Statement to reconcile back to the Company’s cash balance on the face of the Consolidated Balance Sheets, which excludes cash from discontinued operations. As part of the restatement, the Company has changed its presentation to include the net change in cash balances for discontinued operations as a component of net cash from operating activities. The result of this reclassification increased net cash from operating activities by $4 million, $66 million and $85 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Immaterial Errors

Certain other immaterial errors were identified and corrected in the appropriate periods.

Prior Restatement of 2002 and 2003 Annual Financial Statements

Included in the 2004 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on March 30, 2005, the Company restated its 2002 and 2003 consolidated financial statements. The errors relate to the following areas:

Deferred taxes

During the Company’s 2004 year end closing process, we discovered certain accounting errors under U.S. GAAP related to the recording of deferred taxes associated with Eletropaulo, one of our Brazilian subsidiaries. The reconciliation of income tax accounts with Eletropaulo led to a more comprehensive reconciliation of our consolidated income tax balances with certain of our other foreign subsidiaries. As a result of this process we discovered additional discrepancies between the components of the deferred tax balances computed by certain foreign subsidiaries and those maintained by the Company on a consolidated basis. As a result of this review process, the Company recorded $17 million and $18 million of additional deferred tax expense in 2001 and 2000, respectively, as an adjustment to accumulated deficit as of January 1, 2002, $8 million additional deferred tax expense in 2002 and $9 million in 2003. In addition, certain income tax amounts were reclassified between current tax payable, deferred tax payable and minority interest.

Additionally, we identified an error in the original entry to record deferred taxes related to the minimum pension liability recorded by Eletropaulo and reflected in the Company’s 2002 balance sheet at the time we obtained a controlling interest in that entity and began to consolidate Eletropaulo’s financial statements. To correct this error we recorded a $7 million decrease in the pension liability, a $36 million decrease in accumulated other comprehensive loss and a $29 million increase in goodwill impairment expense. The adjustments would have originally been recorded against Eletropaulo’s opening goodwill balance. However, goodwill was written off at the end of 2002 as a result of impairment of Eletropaulo’s goodwill.

Minority interest

During the Company’s 2004 year end closing process, we discovered an error in the conversion of the minority interest payable to U.S. dollars related to two of our investments—Eletropaulo and AES SONEL, our Cameroonian utility subsidiary. The impact of the restatement adjustment is as follows:

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

The impact of these restatement adjustments resulted in an increase in net loss from operations of discontinued businesses of $13 million in 2002 and $7 million in 2003.

Executive Summary and Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A, and other information included in this report.

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

What Business Are We In?

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

What Was Our Key Focus For 2004?

In 2004, we focused on strengthening our balance sheet, improving the operations of our existing portfolio of assets and pursuing disciplined growth. We strengthened our balance sheet by paying down parent level debt, extending the average maturity of our parent debt and restructuring the debt of several key subsidiaries. In our operating businesses, we focused on improving the strategic sourcing of critical supplies and services, obtaining tariff increases and favorable regulatory treatment of new investments, reducing the impact of forced outages on our generation plants and reducing the impact of commercial losses on our utilities and distribution businesses. 2004 was an important transition year for us as we completed several years of restructuring efforts. It was also a year of strong financial performance with solid improvements in revenue and gross margin, both building the foundation for long-term growth.

Operating Highlights

	2004	2003	2002
Revenue	$9,463	$8,413	$7,377
Gross Margin	$2,782	$2,459	$1,968
Gross Margin as a % of Revenue	29.4%	29.2%	26.7%
Net Cash Provided By Operating Activities	$1,571	$1,642	$1,535
Diluted Earnings (Loss) Per Share from Continuing Operations	$0.40	$0.52	$(3.83)

Revenue—We achieved revenues in 2004 of $9.5 billion, an increase of 12% from $8.4 billion in the prior year largely reflecting increased pricing due to successful pass through of tariff increases in our large utilities and the impact of several new projects coming on line within our generation business.

Gross margin—Gross margin increased 13% over 2003 to $2.8 billion with higher contributions from all four of our segments. In addition, gross margin as a percent of sales increased to 29.4% versus 29.2% in the prior year.

Earnings per share—Diluted earnings per share from continuing operations decreased from $0.52 in 2003 to $0.40 in 2004. Although our key operating measures improved substantially year over year, the company was negatively impacted by foreign currency transaction losses related to subsidiary debt denominated in U.S. dollars, higher income tax expense and higher minority interest related to our Brazil restructuring.

Operating cash flow—We generated $1.6 billion of net cash from operating activities which was $71 million lower than 2003. This year over year decline was largely driven by a return to normalcy in our Brazilian utility business which had dramatically extended its vendor payments in 2003 while going through the debt restructuring process. Days payables outstanding in this business were at 72 at the end of 2003 and are now at a more acceptable level of 47 as of the end of 2004.

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

Liquidity (defined in the Parent Company Liquidity section in Item 7 of this Form 10-K/A as cash and equivalents plus undrawn available commitments under credit facilities) at the parent level on December 31, 2004 was $643 million. The 2004 liquidity decreased from $1 billion at the end of 2003 primarily as a result of our efforts to reduce aggregate recourse debt levels at the parent.

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

•       A major part of this achievement included the restructuring of our Brazilian utility through successful negotiations with our lenders, the Brazilian National Bank for Economic and Social Development (“BNDES”), whereby they took a 54% economic interest in our Brazil distribution business and two generating facilities in exchange for the cancellation of $863 million of debt and accrued interest. The remaining indebtedness of $510 million was re-profiled at a 9% stated interest rate with extended maturities.

•       We discontinued seven underperforming businesses and successfully concluded our negotiations to transfer or sell these operations with the final dispositions of Ede Este, Wolf Hollow and Granite Ridge in the fourth quarter of 2004.

Targeting Business Development

In 2004, we brought three power plants on line and in so doing added approximately 500 MW of capacity in three countries—Qatar, Panama and Cameroon. We entered the wind generation business through our current investment in US Windforce and recent acquisition of another wind generation business—“SeaWest.” These investments have the potential to make us a top U.S. wind developer and operator with interests in over 2,800 MW of development projects in thirteen states. We believe that wind generation will be one of the highest growth markets in Organization for Economic Co-operation and Development countries within the next five years and is a logical extension of our current contract generation business.

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

Critical Accounting Estimates

The consolidated financial statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. AES’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A. Critical accounting estimates are described in this section. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and aging of accounts receivable. There is an increased level of exposure related to the Company’s regulated utilities receivables in certain non U.S. locations which are due from local municipalities and other governmental agencies. These customers are often large and normally pay within extended timeframes. The amount of historical experience is limited in some cases due to the recent nature of AES acquisitions subsequent to privatization. In addition, local political and economic factors often play a part in a municipality’s current ability or willingness to pay. The Company monitors these situations closely and continues to refine its reserving policy based on both historical experience and current knowledge of the related political/economic environments.

Income Taxes Reserves

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

Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review the carrying value of our long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of when circumstances indicate that the carrying amount of such assets may not be recoverable or the assets meet the held for sale criteria under SFAS No. 144. These events or circumstances may include the relative pricing of wholesale electricity by region and the anticipated demand and cost of fuel. If the carrying amount is not recoverable, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. For regulated assets, an impairment charge could be offset by the establishment of a regulatory asset, if rate recovery was probable. For non-regulated assets, an impairment charge would be recorded as a charge against earnings.

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

In connection with the periodic evaluation of long-lived assets in accordance with the requirements of SFAS No. 144, the fair value of the asset can vary if different estimates and assumptions would have been used in our applied valuation techniques. In cases of impairment described in Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A, we made our best estimate of fair value using valuation methods based on the most current information at that time. We have been in the process of divesting certain assets and their sales values can vary from the recorded fair value as described in Note 19 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A. Fluctuations in realized sales proceeds versus the estimated fair value of the asset are generally due to a variety of factors including differences in subsequent market conditions, the level of bidder interest, timing and terms of the transactions, and management’s analysis of the benefits of the transaction.

Goodwill

We review the carrying value of our goodwill annually during the fourth quarter. We also review the carrying value of our goodwill periodically when events and circumstances warrant such a review. This review is performed using estimates of fair value and includes discounted future cash flows. If the carrying value of goodwill is considered impaired, an impairment charge is recorded.

Pension and Postretirement Obligations

Certain of our foreign and domestic subsidiaries maintain defined benefit pension plans which we refer to as the pension plans, or the plans, covering substantially all of their respective employees. Pension benefits are generally based on years of credited service, age of the participant and average earnings. Of the thirteen defined benefit pension plans existing at December 31, 2004, two exist at domestic subsidiaries and eleven exist at foreign subsidiaries. The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets.

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

Regulatory Assets and Liabilities

The Company accounts for its regulated operations located in Brazil and the United States under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, AES records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income.

New Accounting Pronouncements

Consolidation of Variable Interest Entities

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

Share-Based Payment

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

RESULTS OF OPERATIONS

	For The Years Ended December 31,
	2004	2003	2002	$ change 2004 vs. 2003	$ change 2003 vs. 2002
	(in millions, except per share data)
Gross Margin:
Large Utility	$898	$783	$703	$115	$80
Growth Distribution	218	193	20	25	173
Contract Generation	1,428	1,262	1,061	166	201
Competitive Supply	238	221	184	17	37
Total gross margin	2,782	2,459	1,968	323	491
General and administrative expenses(1)	(182)	(157)	(112)	(25)	(45)
Interest expense	(1,941)	(1,986)	(1,792)	45	(194)
Interest income	282	280	259	2	21
Other income, net	12	65	57	(53)	8
Loss on sale of investments, asset and goodwill impairment expense	(45)	(212)	(1,211)	167	999
Foreign currency transaction (losses) gains on net monetary position	(147)	99	(644)	(246)	743
Equity in earnings (loss) of affiliates	70	94	(203)	(24)	297
Income tax expense	(375)	(211)	(461)	(164)	250
Minority interest (expense) income	(198)	(120)	75	(78)	(195)
Income (loss) from continuing operations	258	311	(2,064)	(53)	2,375
Income (loss) from operations of discontinued businesses	34	(787)	(1,561)	821	774
Cumulative effect of accounting change	—	41	(376)	(41)	417
Net income (loss)	$292	$(435)	$(4,001)	$727	$3,566
PER SHARE DATA:
Basic income (loss) per share from continuing operations	$0.40	$0.52	$(3.83)	$(0.12)	$4.35
Diluted income (loss) per share from continuing operations	$0.40	$0.52	$(3.83)	$(0.12)	$4.35

(1)          General and administrative expenses are corporate and business development expenses.

Overview

Revenue

	For the Years Ended December 31,
	2004		2003		2002
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
Large Utilities	$3,591	38%	$3,294	39%	$3,142	42%
Growth Distribution	1,306	14%	1,131	14%	873	12%
Regulated	4,897	52%	4,425	53%	4,015	54%
Contract Generation	3,546	37%	3,108	37%	2,550	35%
Competitive Supply	1,020	11%	880	10%	812	11%
Non-Regulated	4,566	48%	3,988	47%	3,362	46%
Total	$9,463	100%	$8,413	100%	$7,377	100%

Revenues increased approximately $1.1 billion, or 12%, to $9.5 billion in 2004 from $8.4 billion in 2003. Excluding the estimated impacts of foreign currency translation effect, revenues would have increased approximately 11% from 2003 to 2004. The increase in revenues was due to higher tariff rates, increased contract pricing and new projects coming on line. Excluding businesses that commenced commercial operations in 2004 or 2003, revenues increased 11% to $9.3 billion in 2004.

Revenues increased approximately $1.0 billion, or 14%, to $8.4 billion in 2003 from $7.4 billion in 2002. The increase in revenues was due to new operations from Greenfield projects and improvements from existing operations. Excluding businesses that commenced commercial operations in 2003 or 2002, revenues increased 8% to $8.0 billion in 2003.

Gross Margin

	For the Years Ended December 31,
	2004		2003		2002
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Large Utilities	$898	32%	$783	32%	$703	36%
Growth Distribution	218	8%	193	8%	20	1%
Regulated	1,116	40%	976	40%	723	37%
Contract Generation	1,428	51%	1,262	51%	1,061	54%
Competitive Supply	238	9%	221	9%	184	9%
Non-Regulated	1,666	60%	1,483	60%	1,245	63%
Total	$2,782	100%	$2,459	100%	$1,968	100%
Gross Margin as a Percent of Revenue	29.4%		29.2%		26.7%

Gross margin increased $323 million, or 13%, to $2.8 billion in 2004 from $2.5 billion in 2003. This increase was primarily due to the impact of higher revenues in 2004 versus 2003, resulting from higher tariff rates, increased generation contract pricing and new projects coming on line. Excluding businesses that commenced commercial operations in 2004 or 2003, gross margin increased 10% to $2.7 billion in 2004. Gross margin as a percentage of revenues increased to 29.4% in 2004 from 29.2% in 2003.

Gross margin increased $491 million, or 25%, to $2.5 billion in 2003 from $2.0 billion in 2002. Gross margin as a percentage of revenues increased to 29.2% in 2003 from 26.7% in 2002. The increase was primarily due to new operations from Greenfield projects. Excluding businesses that commenced commercial operations in 2003 or 2002, gross margin increased 16% to $2.2 billion in 2003.

Segment Analysis

Large Utilities Revenue

	For the Years Ended December 31,
	2004		2003		2002
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$885	9%	$832	10%	$818	11%
South America	2,087	22%	1,854	22%	1,690	23%
Caribbean*	619	7%	608	7%	634	8%
Total	$3,591	38%	$3,294	39%	$3,142	42%

*                    Includes Venezuela

The increase in large utility segment revenue in 2004 of $297 million, or 9%, as compared to 2003 was primarily due to the contribution of our Brazilian subsidiary, Eletropaulo, where revenues increased

$234 million as a result of increased tariffs and favorable exchange rates that were partially offset by lower sales volume. The average customer tariff at Eletropaulo increased in 2004 due to both a rate increase and an increase in residential consumption, although overall consumption decreased by 1%. This net increase in revenue in the large utility segment was also affected by an increase of 6% ($52 million) in revenues at our U.S. subsidiary, IPALCO, due to improved wholesale prices, recoveries of environmental compliance program investments and associated costs and increases in sales volumes. Revenues at our Venezuelan subsidiary, EDC increased 2% ($11 million) due to higher tariffs that were offset substantially by unfavorable exchange rates and reduced sales volumes.

The increase in large utility segment revenue in 2003 of $152 million was primarily due to the consolidation of Eletropaulo for a full fiscal year compared to 11 months in 2002, where revenues increased $163 million compared to 2002. Total sales volume at Eletropaulo increased year over year by approximately 10%, although this was more than offset by a decline in the average customer tariff in 2003 resulting from a decrease in residential consumption. This net increase at Eletropaulo as well as an increase of 2% ($15 million) in revenues at IPALCO was partially offset by a 4% ($26 million) decline in revenues at EDC.

Large Utilities Gross Margin

	For the Years Ended December 31,
	2004		2003		2002
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$303	11%	$282	11%	$302	15%
South America	356	13%	248	11%	157	9%
Caribbean*	239	8%	253	10%	244	12%
Total	$898	32%	$783	32%	$703	36%
Large Utilities Gross Margin as a % of Large Utilities Revenue	25.0%		23.8%		22.4%

*                    Includes Venezuela

Gross margin from our large utilities segment increased $115 million or 15% in 2004 as compared to 2003, primarily from increases at Eletropaulo and IPALCO, offset by decreases at EDC. Eletropaulo’s gross margin improved as the increased tariffs and the favorable effect of exchange rates on revenues were only partially offset by increased costs related to purchased electricity and bad debt provisions. IPALCO’s higher margin was due to the favorable effect on revenues of demand and tariffs, coupled with improvements in fuel volumes only partially offset by higher purchased electricity volumes and fixed costs. EDC’s gross margin decreased due to the unfavorable effect of exchange rates and lower demand on revenues coupled with higher fixed costs in 2004 compared to 2003. The large utilities segment gross margin as a percentage of large utilities segment revenue increased to 25.0% for 2004 from 23.8% in 2003.

Gross margin from our large utilities segment increased in 2003 due to higher gross margins in South America, which was due to a write-off of approximately $80 million of other receivables at Eletropaulo in 2002. EDC’s gross margin increased due to higher demand and increased tariffs in 2003 compared to 2002. IPALCO experienced a lower margin and margin percentage due to milder weather and higher operating and maintenance cost in 2003. The large utilities segment gross margin as a percentage of large utility segment revenue increased to 23.8% for 2003 from 22.4% in 2002.

Growth Distribution Revenue

	For the Years Ended December 31,
	2004		2003		2002
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
South America	$491	5%	$414	5%	$263	4%
Caribbean	352	4%	343	4%	311	4%
Europe/Africa	463	5%	374	5%	299	4%
Total	$1,306	14%	$1,131	14%	$873	12%

Revenue from the growth distribution segment in 2004 increased $175 million, or 15%, as compared to 2003. The principal contributions to the overall revenue growth came from our subsidiary in Cameroon, AES SONEL, where revenue increased by $64 million or 31% and our Brazilian subsidiaries, principally Sul, where revenues increased $62 million or 21%, due to increased customer tariffs, improved demand and favorable exchange rates. Additional contributions by Ukraine, where revenues increased $26 million or 16% as well as El Salvador, where revenue improved by $9 million or 3%, and finally Argentina, whose revenues exceeded 2003 by $18 million or 15%, were due to higher sales volumes and customer tariffs.

Revenue from the growth distribution segment in 2003 increased $258 million as compared to 2002. The most significant component of the increase was due to the impact of the $146 million provision recorded at AES Sul related to a Brazilian regulatory decision. Additional significant contributions to the 2003 increase included an increase of $58 million at AES SONEL in Cameroon resulting from higher customer tariffs in 2003 and increased sales volumes, an increase of $30 million in our El Salvador distribution businesses because of higher sales volumes and increased tariffs and an increase in our Argentine distribution businesses primarily arising from the appreciation of the Argentine peso in 2003.

Growth Distribution Gross Margin

	For the Years Ended December 31,
	2004		2003		2002
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
South America	$86	3%	$80	3%	$(61)	(3)%
Caribbean	73	3%	71	3%	53	2%
Europe/Africa	62	2%	45	2%	31	2%
Asia	(3)	—%	(3)	—%	(3)	—%
Total	$218	8%	$193	8%	$20	1%
Growth Distribution Gross Margin as a % of Growth Distribution Revenue	16.7%		17.1%		2.3%

Gross margin from our growth distribution segment increased $25 million, or 13%, in 2004 as compared to 2003, primarily driven by increases in Cameroon, Brazil and Ukraine. In Cameroon, the increase in the margin was caused by higher demand and tariffs offset by higher fixed costs, including a one-time $16 million severance charge taken in 2004. In Brazil and Ukraine, the improved margin was the result of higher tariffs and demand that were substantially offset by higher variable costs, primarily from purchased electricity. Argentina’s margin remained stable between 2004 and 2003. The growth distribution gross margin as a percentage of growth distribution segment revenues decreased 0.4% to 16.7% in 2004 from 17.1% in 2003.

Gross margin from our growth distribution segment increased in 2003 due to increases at AES SONEL in Cameroon and CAESS in El Salvador. Additionally, there was a non-recurring charge taken in 2002 for the write-off of $141 million related to MAE settlements at AES Sul in Brazil that did not occur in 2003. The growth distribution gross margin as a percentage of growth distribution segment revenues increased to 17.1% in 2003 from 2.3% in 2002.

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

Contract Generation Gross Margin

	For the Years Ended December 31,
	2004		2003		2002
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$396	14%	$415	17%	$426	22%
South America	482	18%	383	15%	314	16%
Caribbean	146	5%	127	5%	32	2%
Europe/Africa	148	5%	140	6%	147	7%
Asia	256	9%	197	8%	142	7%
Total	$1,428	51%	$1,262	51%	$1,061	54%
Contract Generation Gross Margin as a % of Contract Generation Revenue	40.3%		40.6%		41.6%

Gross margin from our contract generation segment increased $166 million, or 13%, in 2004 as compared to 2003 primarily due to increased contract pricing escalations at Tietê in Brazil, Gener in Chile, Kilroot in Northern Ireland and Merida III in Mexico. The completion of Ras Laffan’s power and water desalination plant in Qatar contributed significantly to the increase in gross margin as well as the reporting of a full year’s operating results for businesses that came on line in 2003 (Barka in Oman and Andres in the Dominican Republic). This gross margin increase was partially offset by higher fuel costs at Gener in Chile, Merida III in Mexico and Kilroot in Northern Ireland, as well as by increased depreciation and other fixed costs. The contract generation gross margin as a percentage of revenues slightly decreased to 40.3% in 2004 from 40.6% in 2003.

Gross margin from our contract generation segment increased in 2003 because of improvements at Tietê in Brazil, and Ebute in Nigeria compared to 2002. Additionally, new plants came online and contributed to the increase. These new plants include Red Oak in New Jersey, Puerto Rico L.P. in Puerto Rico, Kelanitissa in Sri Lanka, Barka in Oman, Ras Laffan in Qatar and Andres in the Dominican Republic. These increases were partially offset by declines in gross margin at Beaver Valley and Ironwood in Pennsylvania, Shady Point in Oklahoma, Kilroot in Northern Ireland and the Chigen plants in China. The contract generation gross margin as a percentage of contract generation revenues decreased to 40.6% in 2003 from 41.6% in 2002.

Competitive Supply Revenue

	For the Years Ended December 31,
	2004		2003		2002
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$446	5%	$451	5%	$417	6%
South America	178	3%	110	1%	74	1%
Caribbean	122	1%	84	1%	69	1%
Europe/Africa	137	1%	132	2%	162	2%
Asia	137	1%	103	1%	90	1%
Total	$1,020	11%	$880	10%	$812	11%

Revenue from our competitive supply segment for 2004 increased $140 million, or 16%, over 2003 primarily due to the significantly higher than expected dispatch of AES’s coal-fired plant in Argentina, CTSN, as a result of increased demand caused by gas shortages in Argentina. The completion of AES’s Greenfield hydroelectric project in Panama (Esti), combined with the expansion of another hydroelectric project in Panama (Bayano), resulted in increased revenues. Higher competitive market prices for electricity sold at Parana in Argentina, Ekibastuz in Kazakhstan and CTSN in Argentina also contributed to this revenue growth. Excluding the estimated impacts of foreign currency translation effect, revenues would have increased approximately 13% from 2003 to 2004. Favorable foreign currency translation effects positively impacted revenues at Borsod in Hungary, Altai and Ekibastuz in Kazakhstan, and Ottana in Italy.

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

Competitive Supply Gross Margin

	For the Years Ended December 31,
	2004		2003		2002
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$92	3%	$113	5%	$96	4%
South America	64	3%	44	2%	20	1%
Caribbean	42	2%	36	1%	32	2%
Europe/Africa	4	—%	3	—%	17	1%
Asia	36	1%	25	1%	19	1%
Total	$238	9%	$221	9%	$184	9%
Competitive Supply Gross Margin as a % of Competitive Supply Revenue	23.3%		25.1%		22.7%

Gross margin from our competitive supply segment increased $17 million, or 8%, in 2004 as compared to 2003 primarily due to the significantly higher dispatch of AES’s coal-fired plant in Argentina, CTSN, as well as the completion of AES’s Greenfield and expansion hydroelectric projects in Panama. Higher competitive market prices for electricity sold at Parana in Argentina, Ekibastuz in Kazakhstan and CTSN in Argentina also contributed to this gross margin growth. The competitive supply gross margin as a percentage of competitive supply revenues decreased to 23.3% in 2004 from 25.1% in 2003. This decrease was primarily due to higher fuel costs for our businesses in the U.S. (New York) and in South America (Parana), as well as increased depreciation and other fixed costs for our new Greenfield and expansion hydroelectric projects in Panama.

Gross margin from our competitive supply segment increased in 2003 due to improvements at the New York plants, CTSN and Parana in South America and Altai in Asia. These increases were partially offset by lower margins and margin percentages at Deepwater in Texas and Borsod in Hungary. The competitive supply gross margin as a percentage of competitive supply revenues increased to 25.1% in 2003 from 22.7% in 2002.

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

Interest expense

Interest expense decreased $45 million, or 2%, to $1,941 million in 2004 from $1,986 million in 2003. Interest expense as a percentage of revenues decreased from 24% in 2003 to 21% for 2004. Interest expense decreased primarily due to a reduction of debt associated with the Brazil debt restructuring completed at the end of 2003 and debt refinancings and paydowns offset by interest expense from new projects coming on-line in 2004, new project financings and unfavorable foreign currency translation and inflation adjustment impacts.

Interest expense increased $194 million, or 11%, to $1,986 million in 2003 from $1,792 million in 2002. Interest expense as a percentage of revenues remained at 24% in 2003 and 2002. Increases due to accrual of $194 million of default interest at Eletropaulo, inflation adjustments related to debt at Tiete (a Brazilian generation company), increased interest at Corporate due to higher rates on refinanced debt and interest from Greenfield projects that were brought on-line in late 2002 or 2003 were slightly offset by lower interest at Southland due to lower rates and no interest expense for Cemig due to the deconsolidation of that entity in 2002.

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

Other income

Other income decreased $8 million to $163 million in 2004 from $171 million in 2003. Other income in 2004 primarily consists of a $64 million gain on debt extinguishment related to one of our businesses in Argentina, $21 million for gains on settlement of disputes and $13 million for gains on the sale of assets. Included in 2003 was approximately $141 million related to gains on extinguishment of debt and $30 million of other income.

Other income increased $27 million to $171 million in 2003 from $144 million in 2002. Activity in 2003 was driven by $141 million related to gains on extinguishment of debt and $30 million of other income. There were $61 million related to gains on extinguishment of debt in 2002 along with $29 million for mark-to-market on commodity derivatives and $12 million for gains on the sale of assets. See Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for an analysis of other income.

Other expense

Other expense increased $45 million to $151 million in 2004 from $106 million in 2003. Other expense primarily consists of losses on the sale of assets, losses associated with the early extinguishment of debt and dispute settlements.

Other expense increased $19 million to $106 million in 2003 from $87 million in 2002. Approximately $57 million of other expense recorded in 2003 was attributable to mark-to-market loss on commodity derivatives and debt refinancing costs. See Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for an analysis of other expense.

Loss on sale of investments and asset impairments

Loss on sale of investments and asset impairment expense was $45 million in 2004 compared to $201 million in 2003 primarily from fewer impairment charges being taken in 2004. The amount of asset impairment expense for 2004, includes the write-off of $25 million of capitalized costs associated with a fertilizer development project at our Deepwater facility in Texas. This project was terminated in the fourth quarter of 2004. It also includes a $15 million asset impairment charge taken to reflect the net realizable value of an investment in one of our Chinese businesses which we expect to sell.

Loss on sale of investments and asset impairment expense decreased to $201 million in 2003 compared to $473 million in 2002 primarily from fewer impairment charges being taken in 2003. In 2003, the following actions were taken which led to the recording of impairment charges:

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

During 2002, we recorded a goodwill impairment charge of $738 million primarily related to goodwill at Eletropaulo in Brazil. The fair value of the business was less than the carrying value due to slower than anticipated recovery to pre-rationing electricity consumption levels and lower electricity prices due to devaluation of foreign exchange rates.

Foreign currency transaction (losses) gains on net monetary position

The Company recognized foreign currency transaction losses of $147 million in 2004 compared to gains from foreign currency transactions of $99 million in 2003. The $246 million decrease for 2004 as compared to 2003 was primarily related to losses in Brazil, Argentina, and the Dominican Republic. Foreign currency transaction losses increased primarily due to lower annual appreciation in 2004 of the Brazilian real of 7.5% compared to 23.7% in 2003 contributing to $182 million of the change year over year. The Argentine peso devalued 1.7% during 2004 thereby contributing $46 million of losses to the overall change. Additionally, the Dominican peso appreciated 31.2% during 2004. This is related to one of our Dominican businesses which has a net monetary liability position denominated in the Dominican peso. This appreciation in the Dominican peso contributed to the change year over year by $28 million in losses.

The Company recognized foreign currency transaction gains of $99 million in 2003 compared to a loss of $644 million in 2002. This $743 million increase related to exchange rate changes in Brazil, Argentina and Venezuela. Foreign currency transaction gains increased primarily due to a 23.7% appreciation of the Brazilian real during 2003 compared to devaluation of 33.5% during 2002. This appreciation resulted in gains in 2003 compared to losses in 2002 and an overall change of $434 million. Additionally, the Argentine peso appreciated 13.3% during 2003. This appreciation resulted in gains in 2003 compared to losses in 2002 and an overall change of $243 million. These gains were offset by foreign currency transaction losses recorded at EDC during 2003 due to a 12% devaluation of the Venezuelan bolivar and a year over year change of $64 million. Since EDC uses the U.S. dollar as its functional currency and a portion of its debt is denominated in the Venezuelan bolivar, EDC will experience gains when the currency devalues.

Equity in earnings (losses) of affiliates

Equity in earnings of affiliates decreased $24 million, or 26%, to $70 million in 2004 from $94 million in 2003. The decrease was primarily due to the sale of our ownership in Medway Power Ltd. in 2003 offset by slight increases from Chigen in our contract generation business.

Equity in earnings (losses) of affiliates increased $297 million, or 146%, to income of $94 million in 2003 compared to a loss of $203 million in 2002. The overall increase was due primarily to the change of control in February 2002 of Eletropaulo, and an impairment charge taken for an other than temporary decline in the value of CEMIG in 2002.

Income taxes

Income tax expense related to continuing operations increased $164 million to $375 million in 2004 from $211 million in 2003. The Company’s effective tax rates were 45% for 2004 and 33% for 2003. The effective tax rate increased in 2004 due to the impact of increasing certain deferred tax valuation allowances and the treatment of unrealized foreign currency gains on U.S. dollar debt held by certain of our Latin American subsidiaries.

Income tax expense related to continuing operations decreased to $211 million in 2003 from $461 million in 2002. The effective tax rate was 33% in 2003 versus (27)% in 2002. (The Company recorded tax expense in 2002 on a loss from continuing operations). The 2002 effective tax rate was impacted by the inclusion in income from continuing operations of significant book write-offs related to goodwill and other asset impairments that were not deductible for income tax purposes.

Minority interest

Minority interest expense increased $78 million to $198 million in 2004 from $120 million in 2003. The increase is primarily due to the sale of stock by our subsidiary in Brazil, the sale of a portion of our interest in Oasis and higher earnings for Ras Laffan being allocated to the minorities since the project came on-line in 2004.

Minority interest expense increased $195 million to $120 million in 2003 from minority interest income of $75 million in 2002. The increase is primarily due to the deconsolidation of CEMIG in 2002 and recording more losses related to Parana due to the minority owners’ investment being reduced to zero in 2003.

Discontinued operations

Income from operations of discontinued businesses, net of tax, was $34 million in 2004 related to the sales of Whitefield, AES Communications Bolivia, Colombia I, Ede Este, Wolf Hollow, Carbones Internacionales del Cesar S.A. and Granite Ridge. All of these entities had originally been recorded in discontinued operation in either 2003 or 2002. Additionally, in 2004, as a result of filing our 2003 tax returns, previously recorded estimates of the tax effect of the discontinued businesses were adjusted to reflect the final tax returns. As a result, favorable tax adjustments are reflected in the net income of discontinued operations. As of December 31, 2004, no further businesses were classified as discontinued operations.

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

Loss from operations of discontinued businesses, net of tax, was $1,561 million in 2002. During 2002, we discontinued certain of our operations including Fifoots, CILCORP, NewEnergy, Eletronet, Mt. Stuart,

Ecogen, two Altai businesses, Mountainview and Kelvin. We closed the sale of both CILCORP and Mt. Stuart in January 2003 and the sale of Ecogen in February 2003.

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

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which established accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 resulted in a cumulative reduction to income of $503 million, net of income tax effects. SFAS No. 142 adopts a fair value model for evaluating impairment of goodwill in place of the recoverability model used previously. We wrote-off the goodwill associated with certain acquisitions where the current fair market value of such businesses was less than the current carrying value of the business, primarily as a result of reductions in fair value associated with lower than expected growth in electricity consumption compared to the original estimates made at the date of acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as parent company), and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At December 31, 2004, we had $5.2 billion of recourse debt and $13.4 billion of non-recourse debt outstanding. For more information on our long-term debt see Note 8 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

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

Cash Flows

At December 31, 2004, we had $1,281 million of cash and cash equivalents representing a decrease of $382 million from December 31, 2003. The Company paid down in excess of $700 million of debt and funded approximately $900 million of property additions from operating cash flow generated this year and the use of some of our existing cash balances.

Operating Activities

	2004	2003	Change
	(in millions)
Increase in accounts receivable	$(128)	$(101)	$(27)
Increase in inventory	(33)	(2)	(31)
Decrease in prepaid expenses and other current assets	7	180	(173)
Increase in accounts payable and accrued liabilities	226	697	(471)
Total working capital	$72	$774	$(702)

The cash flows provided by operating activities totaled $1,571 million during 2004, which was $71 million lower than 2003. The primary reason for the slight decrease in cash flows from operations was an increase in net earnings (adjusted for non-cash items) of $605 million, a $26 million change in other assets and liabilities, offset by $702 million of changes in working capital. The working capital change was mainly driven by changes in prepaid expenses and other current assets and accounts payable and accrued liabilities. The change in prepaid expenses and other current assets is being driven by our large utilities segment. The change is related to a settlement of a receivable from the Brazilian Wholesale Electricity Market (“MAE”) regulatory body in 2003 for energy capacity that was sold in the market in the prior year when demand for energy was low. In 2004, the settlement from MAE was much less as the demand for electricity stabilized. The change in accounts payable and accrued liabilities also was driven by our large utilities and contract generation segments. In the large utilities segment, the majority of the change is due to the payment of outstanding prior year payables in 2004 after the debt restructuring in Brazil. Our business in Venezuela experienced a slow down in accounts payable payments at the end of 2003 due to the political situation in that country. Those payments were caught up on in the beginning of 2004. In the contract generation segment we had a build up in 2003 of construction liabilities at one of our plants in the Middle East due to the plant approaching its commercial operations date. When the plant began operations in 2004 the construction related liabilities were paid. In addition, accounts payable and accrued liabilities were impacted by our tax restatement which resulted in a decrease in current tax liabilities.

Investing Activities

Net cash used in investing activities totaled $1,025 million during 2004. The cash used in investing activities includes $892 million for property additions, an increase in debt service reserve and other assets of $151 million, and other cash inflows of $18 million. The increase in cash flows used in investing activities is due to an increase in debt service reserves and other assets of $123 million from the prior year and a reduction in the proceeds from the sale of assets of $1,023 million. This is offset by a reduction from 2003 in property additions and restricted cash of $336 million and $182 million respectively.

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

Contractual Obligations

A summary of the Company’s contractual obligations, commitments and other liabilities as of December 31, 2004 is presented in the table below.

Contractual Obligations	Total	Less then 1 year	2-3 years	3-5 years	After 5 years	Footnote Reference
Debt Obligations(1)	$18,588	1,761	2,679	2,962	11,186	8
Capital Lease Obligations(2)	83	5	9	9	60	10
Other Long-term Liabilities Reflected on AES’s Consolidated Balance Sheet under GAAP(3)	70	14	34	5	17	n/a
Operating Lease Obligations(4)	149	10	19	18	102	10
Sale Leaseback Obligations(5)	1,436	59	124	126	1,127	10
Purchase “Take-or-Pay” Obligations(6)	18,367	982	1,966	2,209	13,210	10
Fuel Contract Obligations(7)	10,386	916	1,504	1,210	6,756	10
Other(8)	292	114	59	64	55
Total	$49,371	$3,861	$6,394	$6,603	$32,513

(1)          Debt Obligations—Debt obligations includes non-recourse debt and recourse debt presented on our consolidated financial statements. Non-recourse debt borrowings are not a direct obligation of The AES Corporation, the parent company, and are primarily collateralized by the capital stock of the relevant subsidiary and in certain cases the physical assets of, and all significant agreements associated with, such subsidiaries. These non-recourse financings include structured project financings, acquisition financings, working capital facilities and all other consolidated debt of the subsidiaries. Recourse debt borrowings are the borrowings of The AES Corporation, the parent company. Note 8 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A provides disclosure of these obligations.

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

(3)          Other long-term liabilities reflected on AES’s consolidated balance sheet under GAAP include only those amounts in long-term liabilities reflected on the Company’s consolidated balance sheet that are contractual obligations. These amounts do not include (1) current liabilities on the consolidated balance sheet, (2) any taxes or regulatory liabilities, (3) contingencies, (4) pension and other than pension employee benefit liabilities (see Note 12 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A).

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

(8)          Amounts relate to other contractual obligations where the Company has an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the total amount is (1) $149 million of other take-or-pay contracts denoted in Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A, (2) $44 million of capital costs of AEE, a U.S. subsidiary of the Company, to install the MCP Project at Greenidge Unit 4 denoted in Item 3 of this Form 10-K/A, and (3) $99 million related to other service and fuel contracts. These amounts also exclude planned capital expenditures that are not contractually obligated.

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

	2004	2003	2002
	(in millions)
Cash and cash equivalents	$1,281	$1,663	$740
Less: cash and cash equivalents at subsidiaries	994	798	552
Parent cash and cash equivalents	287	865	188
Borrowing available under revolving credit facility	352	180	18
Cash at qualified holding companies	4	25	10
Total parent liquidity	$643	$1,070	$216

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

At various times during the first three quarters of 2004, we issued an aggregate of 19.7 million common shares of AES in exchange for $165 million of aggregate principal amount of various series of recourse debt at the parent level.

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

The following table sets forth our parent company contingent contractual obligations as of December 31, 2004:

Contingent contractual obligations	Amount	Number of Agreements	Exposure Range for Each Agreement
	($ in millions)
Guarantees	$460	46	<$1 - $100
Letters of credit—under the Revolver	98	20	<$1 - $ 42
Surety bonds	4	5	<$1 - $ 3
Total	$562	71

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

Off Balance Sheet Arrangements

In May 1999, one of our subsidiaries acquired six electric generating plants from New York State Electric and Gas. Concurrently, the subsidiary sold two of the plants to an unrelated third party for $666 million and simultaneously entered into a leasing arrangement with the unrelated party. We have accounted for this transaction as a sale/leaseback transaction with operating lease treatment. Accordingly, we have not recorded these assets on our books and we expense periodic lease payments, which amounted to $54 million in 2004, as incurred. The lease obligations bear an imputed interest rate of approximately 9% which approximates fair market value. We are not subject to any additional liabilities or contingencies if the arrangement terminates, and we believe that the dissolution of the off-balance sheet arrangement would have minimal effects on our operating cash flows. The terms of the lease include restrictive covenants such as the maintenance of certain coverage ratios. As of December 31, 2004, we fulfilled a lease requirement on the subsidiary’s behalf by funding an additional liquidity account, as defined in the lease agreement, in the form of a $36 million letter of credit. However, the subsidiary is required to replenish or replace this letter of credit in the event it is drawn upon or requires replacement. Historically, the plants have satisfied the restrictive covenants of the lease, and there are no known trends or uncertainties that would indicate that the lease will be terminated early. See Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for a more complete discussion of this transaction.

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

CAUTIONARY STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-K/A are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date hereof. Forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “may,” “intends,” “will,” “should” or “anticipates” or the negative forms or other variations of these terms or comparable terminology, or by discussions of strategy. The results described in forward-looking statements may not be achieved. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

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

During the year ended December 31, 2004, our average daily VaR for foreign exchange rate-sensitive instruments was $27 million. The daily VaR for foreign exchange rate-sensitive instruments was highest at the end of the fourth quarter, and equaled $39 million. The daily VaR for foreign exchange rate-sensitive instruments was lowest at the end of the first quarter, and equaled $20 million. These amounts include the financial instruments that serve as hedges and the underlying hedged items.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The AES Corporation
Arlington, VA

We have audited the accompanying consolidated balance sheets of The AES Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed on pages S-1 to S-9 of the Company’s annual report on Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain contracts for the purchase or sale of electricity effective October 1, 2003 to conform to Derivative Implementation Group Issue C-20. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain contracts for the purchase or sale of electricity effective April 1, 2003 to conform to Derivative Implementation Group Issue C-15. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2003, to conform to the fair value recognition provision of Statement of Financial Accounting Standard No. 123, as amended by Statement of Financial Accounting Standard No. 148, prospectively to all employee awards granted, modified or settled after January 1, 2003. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003 to conform to Statement of Financial Accounting Standard No. 143. As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 to conform to Statement of Financial Accounting Standard No. 142.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements and financial statement schedules have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2005 (January 18, 2006, as to the effect of the material weaknesses as described in Management’s Report on Internal Controls over Financial Reporting, as restated) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

McLean, VA
March 29, 2005 (January 18, 2006, as to the effect of the restatement described in Note 1)

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
	(Restated)*	(Restated)*
	(Amounts in millions, except
	(shares and par value)
Assets
Current Assets:
Cash and cash equivalents	$1,281	$1,663
Restricted cash	395	288
Short-term investments	268	264
Accounts receivable, net of reserves of $303 and $291 respectively	1,575	1,361
Inventory	418	376
Receivable from affiliates	8	3
Deferred income taxes—current	218	198
Prepaid expenses	87	62
Other current assets	736	517
Current assets of held for sale and discontinued businesses	—	205
Total current assets	4,986	4,937
Property, Plant and Equipment:
Land	788	733
Electric generation and distribution assets	21,729	20,221
Accumulated depreciation	(5,259)	(4,462)
Construction in progress	919	1,278
Property, plant and equipment, net	18,177	17,770
Other Assets:
Deferred financing costs, net	343	302
Investment in and advances to affiliates	655	648
Debt service reserves and other deposits	737	617
Goodwill, net	1,419	1,421
Deferred income taxes—noncurrent	774	809
Long-term assets of held for sale and discontinued businesses	—	657
Other assets	1,832	1,976
Total other assets	5,760	6,430
Total Assets	$28,923	$29,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,142	$1,224
Accrued interest	335	561
Accrued and other liabilities	1,656	1,248
Current liabilities of held for sale and discontinued businesses	—	687
Recourse debt-current portion	142	77
Non-recourse debt-current portion	1,619	2,769
Total current liabilities	4,894	6,566
Long-term liabilities:
Non-recourse debt	11,817	10,930
Recourse debt	5,010	5,862
Deferred income taxes-noncurrent	685	673
Long-term liabilities of held for sale and discontinued businesses	—	95
Pension liabilities and other post-retirement liabilities	891	937
Other long-term liabilities	3,375	3,181
Total long-term liabilities	21,778	21,678
Minority Interest, including discontinued businesses of $0 and $12	1,279	961
Commitments and Contingent Liabilities (see Notes 10 and 11)
Stockholders’ equity (deficit):
Common stock ($.01 par value, 1,200,000,000 shares authorized; 650,093,402 and 625,590,867 shares issued and outstanding at December 31, 2004 and 2003, respectively)	7	6
Additional paid-in capital	6,423	5,739
Accumulated deficit	(1,815)	(2,107)
Accumulated other comprehensive loss	(3,643)	(3,706)
Total stockholders’ equity (deficit)	972	(68)
Total Liabilities and Stockholders’ Equity	$28,923	$29,137

*           See Note 1

See notes to consolidated financial statements

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(Restated)*	(Restated)*	(Restated)*
	(Amounts in millions, except per share amounts)
Revenues
Regulated	$4,897	$4,425	$4,015
Non-Regulated	4,566	3,988	3,362
Total revenues	9,463	8,413	7,377
Cost of Sales
Regulated	(3,781)	(3,449)	(3,292)
Non-Regulated	(2,900)	(2,505)	(2,117)
Total cost of sales	(6,681)	(5,954)	(5,409)
Gross margin	2,782	2,459	1,968
General and administrative expenses	(182)	(157)	(112)
Interest expense	(1,941)	(1,986)	(1,792)
Interest income	282	280	259
Other income	163	171	144
Other expense	(151)	(106)	(87)
Loss on sale of investments and asset impairment expense	(45)	(201)	(473)
Goodwill impairment expense	—	(11)	(738)
Foreign currency transaction (losses) gains on net monetary position	(147)	99	(644)
Equity in earnings (loss) of affiliates	70	94	(203)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	831	642	(1,678)
Income tax expense	(375)	(211)	(461)
Minority interest (expense) income	(198)	(120)	75
INCOME (LOSS) FROM CONTINUING OPERATIONS	258	311	(2,064)
Income (loss) from operations of discontinued businesses (net of income tax benefit of $36, $75 and $415)	34	(787)	(1,561)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	292	(476)	(3,625)
Cumulative effect of accounting change (net of income tax expense (benefit) of $—, $22 and $(58))	—	41	(376)
Net income (loss)	$292	$(435)	$(4,001)
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.40	$0.52	$(3.83)
Discontinued operations	0.06	(1.32)	(2.89)
Cumulative effect of accounting change	—	0.07	(0.70)
BASIC EARNINGS (LOSS) PER SHARE:	$0.46	$(0.73)	$(7.42)
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.40	$0.52	$(3.83)
Discontinued operations	0.05	(1.32)	(2.89)
Cumulative effect of accounting change	—	0.07	(0.70)
DILUTED EARNINGS (LOSS) PER SHARE:	$0.45	$(0.73)	$(7.42)

*                    See Note 1

See notes to consolidated financial statements

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(Restated)*	(Restated)*	(Restated)*
	(Amounts in millions)
OPERATING ACTIVITIES:
Net income (loss)	$292	$(435)	$(4,001)
Adjustments to net income (loss):
Depreciation and amortization of intangible assets	801	755	816
Loss from sale of investments and goodwill and asset impairment expense	45	215	1,211
(Gain) loss on disposal and impairment write-down associated with discontinued operations	(98)	686	1,906
Provision for deferred taxes	200	(89)	(152)
Minority interest expense (earnings)	198	120	(75)
Other	296	(123)	1,514
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(128)	(101)	128
(Increase) decrease in inventory	(33)	(2)	129
Decrease (increase) in prepaid expenses and other current assets	7	180	(216)
Increase in accounts payable and accrued liabilities	226	697	475
Other assets and liabilities	(235)	(261)	(200)
Net cash provided by operating activities	1,571	1,642	1,535
INVESTING ACTIVITIES:
Property additions	(892)	(1,228)	(2,116)
Acquisitions—net of cash acquired	—	—	(35)
Proceeds from the sales of assets	63	1,086	375
Sale of short-term investments	1,335	1,855	1,478
Purchase of short-term investments	(1,319)	(1,857)	(1,537)
(Increase) decrease in restricted cash	(32)	(214)	25
(Increase) decrease in debt service reserves and other assets	(151)	(28)	23
Other investing	(29)	(14)	203
Net cash used in investing activities	(1,025)	(400)	(1,584)
FINANCING ACTIVITIES:
(Repayments) borrowings under the revolving credit facilities, net	—	(228)	158
Issuance of recourse debt	491	2,503	1,188
Issuance of non-recourse debt and other coupon bearing securities	2,449	2,111	2,293
Repayments of recourse debt	(1,140)	(2,877)	(829)
Repayments of non-recourse debt and other coupon bearing securities	(2,534)	(2,039)	(2,560)
Payments for deferred financing costs	(109)	(146)	(67)
Distributions to minority interests	(139)	(50)	(101)
Contributions from minority interests	28	38	85
Issuance of common stock	16	337	—
Other financing	2	(2)	—
Net cash (used in) provided by financing activities	(936)	(353)	167
Effect of exchange rate changes on cash	8	34	(55)
Total (decrease) increase in cash and cash equivalents	(382)	923	63
Cash and cash equivalents, beginning	1,663	740	677
Cash and cash equivalents, ending	$1,281	$1,663	$740
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest-net of amounts capitalized	$1,759	$1,827	$2,007
Cash payments for income taxes-net of refunds	197	177	(30)
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt retirement	168	48	73
Liabilities relieved due to sale of assets	—	1,296	—
Liabilities consolidated in Eletropaulo transaction	—	—	4,907
Brasiliana Energia debt exchange	773	—	—

*                     See Note 1

See notes to consolidated financial statements

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	(Loss) Income
	(Amounts in Millions)
Balance at January 1, 2002, as reported	533.2	$5	$5,225	$2,774	$(2,501)
Effect of restatement*	—	—	—	(445)	96
Balance at January 1, 2002 (Restated)*	533.2	5	5,225	2,329	(2,405)
Net loss (Restated)*	—	—	—	(4,001)	—	$(4,001)
Foreign currency translation adjustment (net of reclassification to earnings of $65 for the sale or write off of investments in foreign entities, no income tax effect) (Restated)*	—	—	—	—	(1,358)	(1,358)
Realized losses on marketable securities (no income tax effect)	—	—	—	—	48	48
Minimum pension liability adjustment (net of income tax benefit of $274) (Restated)*	—	—	—	—	(508)	(508)
Change in derivative fair value (including a reclassification to earnings of $(106), net of tax, and an income tax benefit of $63) (Restated)*	—	—	—	—	(280)	(280)
Comprehensive loss (Restated)*						$(6,099)
Issuance of common stock in exchange for cancellation of debt	21.6	1	73	—	—
Issuance of common stock under benefit plans and exercise of stock options and warrants (Restated)*	3.1	—	16	—	—
Balance at December 31, 2002 (Restated)*	557.9	6	5,314	(1,672)	(4,503)
Net loss (Restated)*	—	—	—	(435)	—	(435)
Foreign currency translation adjustment (net of reclassification to earnings of $114 for the sale or write off of investments in foreign entities, no income tax effect) (Restated)*	—	—	—	—	370	370
Minimum pension liability adjustment (net of income tax expense of $110) (Restated)*	—	—	—	—	286	286
Change in derivative fair value (including a reclassification to earnings of $(126) million, net of tax, and an income tax expense of $17) (Restated)*	—	—	—	—	141	141
Comprehensive income (Restated)*						$362
Issuance of common stock through public offering	49.5	—	334
Issuance of common stock in exchange for cancellation of debt	12.2	—	63	—	—
Issuance of common stock under benefit plans and exercise of stock options and warrants	6.0	—	19	—	—
Stock option expense	—	—	9	—	—
Balance at December 31, 2003 (Restated)*	625.6	6	5,739	(2,107)	(3,706)
Net income (Restated)*	—	—	—	292	—	292
Subsidiary sale of stock (Restated)*	—	—	462	—	—	—
Foreign currency translation adjustment (net of reclassification to earnings of $(46) for the sale or write off of investments in foreign entities, no income tax effect) (Restated)*	—	—	—	—	113	113
Minimum pension liability adjustment (net of income tax expense of $4)	—	—	—	—	22	22
Change in derivative fair value (including a reclassification to earnings of $(122) million, net of tax, and an income tax benefit of $41) (Restated)*	—	—	—	—	(72)	(72)
Comprehensive income (Restated)*						$355
Issuance of common stock in exchange for cancellation of debt	19.7	1	168	—	—
Issuance of common stock under benefit plans and exercise of stock options and warrants (Restated)*	4.8	—	34	—	—
Stock compensation	—	—	20	—	—
Balance at December 31, 2004 (Restated)*	650.1	$7	$6,423	$(1,815)	$(3,643)

*                      See Note 1

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

RECLASSIFICATIONS—Certain reclassifications have been made to prior-period amounts to conform to the 2004 presentation of discontinued operations.

RESTRICTED CASH—Restricted cash includes cash and cash equivalents which are restricted as to withdrawal or usage. The nature of restrictions includes restrictions imposed by the financing agreements such as security deposits kept as collateral, debt service reserves, maintenance reserves, and others; as well as restrictions imposed by long-term power purchase agreements.

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

GUARANTOR ACCOUNTING—Pursuant to the Financial Accounting Standards Board Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others,” at the inception of a guarantee, the Company records the fair value of a guarantee as a liability, with the offset dependent on the circumstances under which the guarantee was issued.

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

DEFERRED REGULATORY ASSETS AND LIABILITIES—The Company accounts for its regulated operations under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, AES records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred due to the probability of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the year ended December 31, 2002 (in millions, except per share amounts):

2002
Net loss, as reported	$(4,001)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(148)
Proforma net (loss) income	$(4,149)
Earnings (loss) per share:
Basic—as reported	$(7.42)
Basic—proforma	$(7.70)
Diluted—as reported	$(7.42)
Diluted—proforma	$(7.70)

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In our previously filed Form 10-K, for the year ended December 31, 2004, management reported that a material weakness existed in its internal controls over financial reporting related to accounting for income taxes. Specifically, the Company lacked effective controls for the proper reconciliation of the components of its foreign subsidiaries’ income tax assets and liabilities to related consolidated balance sheet accounts.

After examining certain historical purchase transactions from 1999 – 2002 and reviewing the reconciliations of detailed historical income tax return records to reported book/income tax differences, various accounting errors were identified.  As a result of these initial findings, on July 27, 2005 the Company announced that it would restate its previously filed financial statements. Management also expanded the scope of the review to include the composition of other material current and deferred income tax related balances including those recorded by or, on behalf of, our domestic subsidiaries and the parent company.  As a result of this expanded review, additional non-tax items also were identified and corrected.  A discussion of both income tax and non-tax adjustments follows.

Income Tax Adjustments

The errors identified from the income tax review can be categorized into three types of deferred tax issues. Details regarding material findings associated with each issue are provided below:

1.      Deferred income tax adjustments associated with foreign acquisitions and restructurings

La Electricidad de Caracas (“EDC”)

The most significant deferred income tax restatement adjustment related to the purchase of a majority interest in EDC, a private integrated utility in Venezuela in June, 2000. At that time, a deferred income tax liability was recorded representing the difference between the non-inflation indexed income tax basis and the resulting adjusted purchase basis (assigned carrying value) of fixed assets. However, Venezuelan income tax provisions allow for the indexing of EDC’s non-monetary assets and equity, as a result of inflation. This indexing created an additional layer of tax basis that should have been included as part of the acquisition income tax basis at the time of the acquisition.

The impact of correcting the income tax basis used to calculate the original temporary difference was an increase of $668 million in the original deferred income tax asset. In addition, several other purchase accounting adjustments were recorded to correctly account for the treatment of deferred charges and the fair value applied to an equity investment held by EDC at the time of acquisition. The recording of the deferred income tax asset related to indexation and the other noted adjustments affected the allocation of the excess fair value over cost (commonly referred to as negative goodwill) to non-monetary assets.

The net result of these adjustments decreased fixed assets in 2000 by $572 million and decreased other assets by $85 million. The reduction in depreciation and amortization expense was $24 million for the year ended December 31, 2002, $24 million for the year ended December 31, 2003 and $23 million for the year ended December 31, 2004.

Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. (“Eletropaulo”)

At the time of the acquisition of Eletropaulo, a regulated utility located in Brazil, the Company did not record certain deferred income taxes on the difference between the tax basis of land and the related book basis which was adjusted to fair value under acquisition accounting guidelines. The correction of this error resulted in the recording of additional deferred income tax liabilities of $101 million at the initial date of consolidation in February 2002. This increase in deferred income tax liability increased the original goodwill calculated as the excess purchase price over the fair value of assets and liabilities. As a further result, this adjustment also increased goodwill impairment expense subsequently recognized in 2002 by $71 million.

Brasiliana Energia, S.A. (“Brasiliana”)

In January, 2004 the Company entered into a debt restructuring transaction with the Brazilian National Bank for Economic and Social Development (“BNDES”), whereby BNDES received a 54% economic interest in our Brazil distribution business and two generating facilities in exchange for the cancellation of $863 million of debt and accrued interest owed by AES Elpa and AES Transgas, holding companies for the Brazilian operations. After the Company made a cash payment of $90 million, the remaining indebtedness of $510 million, was re-profiled at a 9% stated interest rate with extended maturities. This exchange was accounted for as a modification of debt. The terms of the agreement state that penalty interest as of December 31, 2004 of $194 million would be cancelled in the future ratably as the principal of the new $510 million debentures are paid within the stated timeframes. This treatment gave rise to a deferred income tax liability. As a result of the income tax review, it was determined that a deferred income tax liability should have been recorded for $194 million of penalty interest anticipated to be forgiven in the future. To correct this error, the additional deferred income tax liability was recorded as part of the “stock issued for debt” restructuring transaction, with the following impacts:

•       A deferred income tax liability of $73 million at Brasiliana (the new parent company of the restructured entities), was recorded as of January, 2004. This deferred liability is also subject to foreign currency remeasurement in each subsequent reporting period.

•       Debt modification calculations were adjusted to include the fair value of the increased income tax expense due to the forgiveness of debt compared to the book value of debt remaining. The resulting impact reduced the debt discount from $26 million to $20 million and decreased the effective interest rate from the originally calculated amount of 9.67% to 9.32%. This adjustment did not change our conclusion regarding the accounting treatment of the transaction as a modification of debt.

These adjustments also impacted the amounts recorded to reflect the BNDES debt restructuring described above. This impact is described below in the “Other Non Income Tax Adjustments” section.

Other Acquisition Related Income Tax Adjustments

As a result of the comprehensive review of income tax accounting, certain other adjustments were made to correct errors identified at other subsidiaries, primarily related to recording of deferred income taxes arising from the step up of acquired assets to fair value and/or from other purchase accounting items. These adjustments increased or decreased fixed assets or concession assets and as a result impacted depreciation or amortization charges recorded within the Company’s statements of operations. The impact on depreciation expense from these adjustments was an increase of $3 million for the year ended December 31, 2002, an increase of $3 million for the year ended December 31, 2003 and a decrease of $5 million for the year ended December 31, 2004. The impact on amortization expense was a decrease of $1 million for the year ended December 31, 2002, a decrease of $1 million for the year ended December 31, 2003 and a decrease of $5 million for the year ended December 31, 2004.

2.      Foreign currency remeasurement of deferred income tax balances where the U.S. dollar is the functional currency at certain subsidiaries

The functional currency for certain of the Company’s foreign subsidiaries is the U.S. dollar. After reviewing the income tax balances for certain of the Company’s U.S. dollar entities in Venezuela, Brazil, Chile, Colombia, Dominican Republic, Argentina and Mexico, the Company discovered that deferred income taxes were remeasured from local currency to the U.S. dollar using the historical exchange rate versus the current exchange rate as prescribed by Statement of Financial Accounting Standard (“SFAS’) No. 52, “Foreign Currency Translation” and SFAS No. 109, “Accounting for Income Taxes,” starting in the year of acquisition or formation. In addition, as noted above, certain additional deferred tax amounts were recorded in these entities, which also required remeasurement—the largest of which was the additional deferred tax asset related to the EDC purchase accounting indexation adjustment of $668 million described above.

The additional foreign currency transaction losses related to deferred taxes was $187 million for the year ended December 31, 2002, $34 million for the year ended December 31, 2003 and $38 million for the year ended December 31, 2004.

3.      Reconciliation of income tax returns to U.S. GAAP income tax balances

The remediation plan involved a detailed review of current and temporary differences identified through an analysis of local income tax return filings. The completion of this review also required the Company to fully evaluate adjustments which had been previously recorded in consolidation, but which should have been recorded at a subsidiary level where the appropriate analysis of the tax jurisdiction could be made. This process led to the identification of errors that accounted for additional income tax expense entries, the major components of which are described below:

Establishment of Deferred Tax Liability for Brazilian Unrealized Foreign Currency Gains

Certain of the Company’s Brazilian subsidiaries have designated the U.S. dollar as the functional currency for accounting purposes. For Brazilian tax purposes, these companies have elected to treat these exchange gains or losses as taxable or deductible only when cash payments are made. The Company did not record deferred assets or liabilities related to the unrealized gains and losses that occur on an interim basis related to its U.S. dollar denominated debt. Under U.S. GAAP, these increases/decreases in deferred liabilities/assets are permanent differences that are recorded as an adjustment to tax expense. The impact of recording these changes in deferred taxes increased income tax expense by approximately $32 million in 2004 and $4 million in 2003.

Establishment of a U.S. Liability Related to Brazilian Deferred Tax Assets

One of the Company’s Brazilian subsidiaries, Sul, which has designated its functional currency as the real, has generated deferred tax assets mainly related to net operating losses, unrealized tax losses on foreign currency transactions and certain other taxable temporary differences. A restructuring transaction was undertaken in relation to this subsidiary in July 2002. At the time of this restructuring, the Company should have recorded a reduction to the deferred tax assets for the U.S. income tax liability associated with the future projected Brazilian taxable income. This reduction, along with other deferred tax impacts related to Sul being part of the Company’s consolidated tax group resulted in additional tax expense of $32 million in 2004, $28 million in 2003 and $66 million in 2002.

Establishment of Other Valuation Allowances

The Company determined that certain valuation allowances should have been provided at various subsidiaries in Chile, Colombia, Brazil and Argentina related to deferred tax assets recorded primarily related to net operating loss carryforwards. Under U.S. GAAP, the Company is required to assess its ability to utilize deferred tax assets under a “more likely than not” standard and provide a valuation allowance to the extent the asset or any part of it does not meet this test. As part of the deferred tax review, the Company determined that these deferred tax assets were unlikely to be utilized in full or in part, based on information available in these historical periods and consequently did not meet the “more likely than not” standard. As a result, the Company recorded valuation allowances which resulted in additional tax expense of $18 million in 2004, a reduction of tax expense of $38 million in 2003 and additional tax expense of $79 million in 2002.

Other Tax Expense Items

The Company undertook a detailed comparison of the tax returns filed to accounting records in a majority of the countries in which we operate and identified certain other adjustments related to this reconciliation. Most significantly, these adjustments included the following:

•       non-deductibility of certain holding company interest and goodwill;

•       capitalized interest on tax holiday projects;

•       treatment of certain foreign investment tax credits;

•       reconciliation of other deferred tax balances; and

•       changes in pre-tax book income related to other non-tax restatement adjustments.

The net impact of these other tax expense items resulted in additional tax expense of $23 million in 2002, $13 million in 2003 and $44 million in 2004. The cumulative impact on income tax expense, as a result of the restatement adjustments, was an increase of $168 million for the year ended December 31, 2002, an increase of $7 million for the year ended December 31, 2003 and an increase of $126 million for the year ended December 31, 2004.

Other Non-Income Tax Adjustments

Other non-income tax accounting errors were also identified as part of the Company’s review of certain other historical transactions. The Company has concluded that the reasons for these errors primarily related to the lack of sufficient control and documentation procedures in 2002 and prior years related to certain consolidation and foreign currency translation processes. Significant non-income tax errors are described below:

AES SONEL

AES acquired 56% of SONEL located in Cameroon in July, 2001. Since that time, AES SONEL experienced a high degree of turnover of its senior accounting personnel. SONEL’s accounting systems required a significant degree of manual intervention including the conversion of local GAAP financial statements into U.S. GAAP.

During the Company’s 2004 year-end process, the Company discovered errors in minority interest calculations that were corrected in the Company’s restated financial statements as of and for the years ended December 31, 2003 and 2002 as filed with the Securities and Exchange Commission on Form 10-K on March 30, 2005. Subsequently, as part of the Corporate process to ensure the correct communication and documentation of the correction of the initial error at the subsidiary level, a comprehensive additional review of the preparation of the U.S. GAAP financial statements was performed and the following errors were identified:

•       translation errors from local currency to U.S. dollar financial statements;

•       the omission of certain purchase accounting adjustments related to the final valuation of our concession assets and recording of severance provision from the U.S. GAAP financial statements; and

•       incorrect treatment related to the accounting for dividends.

The net impact of the adjustments as of December 31, 2004 resulted primarily in a reduction of intangible assets of $39 million and an increase in accumulated other comprehensive loss related to foreign currency translation of $39 million.

AES Elpa

As a result of the income tax review performed at AES Elpa, one of the Company’s Brazilian holding companies, the Company identified a long-term liability which had been recorded for Brazilian GAAP but which had been omitted from U.S. GAAP financial statements at the acquisition date. The proper recording of this liability at the acquisition date would have increased the opening balance of goodwill, which was subsequently impaired and thereby written off as of the end of December, 2002. The impact of this adjustment as of December 31, 2002, increased long term liabilities by $34 million and increased goodwill impairment expense and prior retained earnings by the same combined amount. This long-term liability is accreted by an interest expense component on a monthly basis. The increase in interest expense was $5 million for the year ended December 31, 2002, $6 million for the year ended December 31, 2003 and $5 million for the year ended December 31, 2004.

AES Tiete

The Company determined that an error had been made in the initial accounting for a debt instrument which had been assumed at the date of purchase of Tiete, a generation company in Brazil in 1999. The debt requires an annual adjustment to principal based on changes in the local rate of inflation. The Company accounted for this by using estimates of future inflation over the life of the debt and amortizing these adjustments as a component of interest expense over the term of the loan. These future inflation estimates were recorded on the balance sheet as a deferred financing cost within long-term assets. Periodically, adjustments were made to these estimates when the actual annual inflation calculations were charged to the principal balance. Subsequently, it was determined that inflation changes should be calculated and adjusted on a monthly basis through interest expense based on the rate of inflation in that month, regardless of how the actual cash payment would finally be determined. The impact on interest expense was an increase of $41 million for the year ended December 31, 2002, a decrease of $7 million for the year ended December 31, 2003 and an increase of $28 million for the year ended December 31, 2004. The long term asset account was corrected to remove the estimated inflation component and resulted in a decrease in assets of $6 million as of December 31, 2002, a decrease of $21 million as of December 31, 2003 and a decrease of $42 million as of December 31, 2004.

SUL and Eletropaulo

The Company determined that an error had been made regarding the timing of the recognition of certain revenues recorded by its Brazilian utilities – Eletropaulo and Sul.  The tariff rates, as set by the Brazilian regulatory authority (ANEEL) provide that a percentage of a distributor’s revenue is added to the consumer tariff rate in return for the Company’s future spending of these amounts on capital or operating expense projects approved by ANEEL for the express purpose of improving the efficiency of the electrical system.  Eletropaulo and Sul had previously recognized the revenue related to this portion of the tariff when billed, and recorded the future operating expense and capital project expenditures when incurred, since the expenditures were not considered “pass through” costs for purpose of a future tariff reset. However, under the guidance of SFAS 71 “Accounting for the Effects of Certain Types of Regulation”, Eletropaulo and Sul should have deferred this portion of revenue until such time that the related expenditures were incurred. The correction of this error resulted in a decrease in revenues of $11 million, $8 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The proper recording of this liability as of the date of acquisition of Eletropaulo would have also increased the opening balance of goodwill, which was subsequently impaired and written off in December, 2002. The correction of this error, therefore, also increased goodwill impairment expense by $6 million in 2002.

Brasiliana Energia

The correction of the error related to AES Elpa described above and other adjustments prior to January 2004 which impacted the net assets of Eletropaulo, Tiete and Uruguaiana, also impacted the recording of the Brazilian debt restructuring transaction with our lender, BNDES, as described earlier. The impact on the 2004 restated financials decreased the minority interest share allocated to BNDES by $79 million and increased additional paid-in capital, a component of stockholders’ equity, by $79 million. The adjustment to additional paid-in capital was recorded in accordance with the Company’s previously established accounting policy pertaining to gains or losses resulting from subsidiary sales of stock as permitted under SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.”

Corporate Consolidation Accounting

During the restatement period, the Company undertook additional reviews of the consolidation process, including a review of consolidation journal entries to ascertain that appropriate supporting documentation existed and that current personnel who were performing the consolidation understood the basis for these entries. Several historical consolidation elimination adjustments were identified as errors which primarily affected deferred income taxes and other accumulated comprehensive income balances. The errors originated in years prior to 2002 and generally resulted from an inadequately controlled consolidation process including the elimination of investment accounts against subsidiary equity balances, general balancing controls related to the income statements and balance sheets submitted by our subsidiaries, and inadequate balance sheet reconciliations of consolidated deferred income tax accounts. The correcting entries resulted primarily in a decrease in deferred income tax liabilities and an increase in foreign currency translation, a component of other comprehensive income, of $294 million.

Cash Classifications

As part of an ongoing balance sheet review process, it came to the Company’s attention that several of its subsidiaries incorrectly included certain short-term investments as cash and cash equivalents in the balance sheet. The restatement impact was a decrease in cash and cash equivalents and an increase in short-term investments of $127 million and $74 million as of December 31, 2004 and 2003, respectively.

Cash Flow Reclassification

The Company includes components of the cash flows for its discontinued operations within the Consolidated Statements of Cash Flows (“Cash Flow Statement”) in operating, investing and financing activities. A separate line entitled “Decrease in cash and cash equivalents of discontinued operations and businesses held for sale” was previously presented on the face of Cash Flow Statement to reconcile back to the Company’s cash balance on the face of the Consolidated Balance Sheets, which excludes cash from discontinued operations. As part of the restatement, the Company has changed its presentation to include the net change in cash balances for discontinued operations as a component of net cash from operating activities. The result of this reclassification increased net cash from operating activities by $4 million, $66 million and $85 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Immaterial Errors

Certain other immaterial errors were identified and corrected in the appropriate periods.

The following tables set forth the previously reported and restated amounts of selected items within the consolidated balance sheets as of December 31, 2004 and 2003 and within the consolidated statements of comprehensive income and consolidated statements of cash flows for the years ended 2004, 2003 and 2002.

Selected Balance Sheet Data: ($ in millions)

	December 31, 2004		December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Cash and cash equivalents	$1,408	$1,281	$1,737	$1,663
Short-term investments	$141	$268	$189	$264
Deferred income taxes—current	$187	$218	$138	$198
Prepaid expenses	$93	$87	$64	$62
Other current assets	$713	$736	$527	$517
Total current assets	$4,938	$4,986	$4,888	$4,937
Electric generation and distribution assets	$22,434	$21,729	$20,918	$20,221
Accumulated depreciation	$(5,353)	$(5,259)	$(4,527)	$(4,462)
Property, plant and equipment, net	$18,788	$18,177	$18,402	$17,770
Deferred financing costs, net	$513	$343	$430	$302
Goodwill, net	$1,378	$1,419	$1,378	$1,421
Deferred income taxes-noncurrent	$813	$774	$791	$809
Other assets	$1,910	$1,832	$1,976	$1,976
Total other assets	$6,006	$5,760	$6,497	$6,430
Total assets	$29,732	$28,923	$29,787	$29,137
Liabilities and Stockholders’ Equity
Accrued and other liabilities	$1,583	$1,656	$1,186	$1,248
Total current liabilities	$4,822	$4,894	$6,505	$6,566
Deferred income taxes, non-current	$685	$685	$822	$673
Other long-term liabilities	$3,261	$3,375	$3,062	$3,181
Total long-term liabilities	$21,660	$21,778	$21,708	$21,678
Minority interest	$1,605	$1,279	$1,029	$961
Additional paid-in capital	$6,341	$6,423	$5,737	$5,739
Accumulated deficit	$813	$1,815	$1,199	$2,107
Accumulated other comprehensive loss	$3,890	$3,643	$3,999	$3,706
Total stockholders’ equity	$1,645	$972	$545	$(68)
Total liabilities and stockholders’ equity	$29,732	$28,923	$29,787	$29,137

Selected Comprehensive Income (Loss) Data: ($ in millions)

	For the Years Ended,
	December 31, 2004		December 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated(1)
Regulated revenues	$4,920	$4,897	$4,427	$4,425	$4,018	$4,015
Regulated cost of sales	$3,814	$3,781	$3,478	$3,449	$3,316	$3,292
Non-regulated cost of sales	$2,900	$2,900	$2,501	$2,505	$2,114	$2,117
Total cost of sales	$6,714	$6,681	$5,979	$5,954	$5,430	$5,409
Gross margin	$2,772	$2,782	$2,436	$2,459	$1,950	$1,968
Interest expense	$1,910	$1,941	$1,986	$1,986	$1,744	$1,792
Other income	$162	$163	$171	$171	$133	$144
Other expense	$151	$151	$110	$106	$83	$87
Loss on sale of investments and asset impairment expense	$41	$45	$201	$201	$473	$473
Goodwill impairment expense	$—	$—	$11	$11	$641	$738
Foreign currency transaction gains (losses) on net monetary position	$(118)	$(147)	$130	$99	$(459)	$(644)
Income tax expense	$249	$375	$204	$211	$293	$461
Minority interest expense (income)	$269	$198	$110	$120	$(20)	$(75)
Income (loss) from continuing operations	$366	$258	$332	$311	$(1,646)	$(2,064)
Income (loss) from discontinued operations	$20	$34	$(787)	$(787)	$(1,567)	$(1,561)
Net Income (loss)	$386	$292	$(414)	$(435)	$(3,559)	$(4,001)
Foreign currency translation adjustment	$151	$113	$492	$370	$(1,672)	$(1,358)
Unrealized derivative losses	$(64)	$(72)	$135	$141	$(277)	$(280)
Comprehensive income (loss)	$495	$355	$500	$362	$(5,971)	$(6,099)
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.57	$0.40	$0.56	$0.52	$(3.06)	$(3.83)
Discontinued operations	0.03	0.06	(1.33)	(1.32)	(2.90)	(2.89)
Cumulative effect of accounting change	—	—	0.07	0.07	(0.64)	(0.70)
BASIC EARNINGS (LOSS) PER SHARE:	$0.60	$0.46	$(0.70)	$(0.73)	$(6.60)	$(7.42)
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.57	$0.40	$0.56	$0.52	$(3.06)	$(3.83)
Discontinued operations	0.03	0.05	(1.32)	(1.32)	(2.90)	(2.89)
Cumulative effect of accounting change	—	—	0.07	0.07	(0.64)	(0.70)
DILUTED EARNINGS (LOSS) PER SHARES:	$0.60	$0.45	$(0.69)	$(0.73)	$(6.60)	$(7.42)

(1)    The cumulative effect of the errors described herein to stockholders’ equity at January 1, 2002 was a reduction of $349 million.

Selected Cash Flows Data: ($ in millions)

	For the Years Ended December 31,
	2004		2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash provided by operating activities:
Net income (loss)	$386	$292	$(414)	$(435)	$(3,559)	$(4,001)
Depreciation and amortization of intangible assets	$841	$801	$781	$755	$837	$816
Loss from sale of investments and goodwill and asset impairment expense	$41	$45	$212	$215	$1,114	$1,211
(Gain) loss on disposal and impairment write-down associated with discontinued operations	$(84)	$(98)	$686	$686	$1,912	$1,906
Provision for deferred taxes	$46	$200	$(96)	$(89)	$(307)	$(152)
Minority interest expense (earnings)	$269	$198	$110	$120	$(20)	$(75)
Other	$242	$296	$(142)	$(123)	$1,265	$1,514
Decrease (increase) in prepaid expenses and other current assets	$3	$7	$112	$180	$(301)	$(216)
Increase in accounts payable and accrued liabilities	$236	$226	$695	$697	$451	$475
Other assets and liabilities	$(251)	$(235)	$(265)	$(261)	$(205)	$(200)
Net cash provided by operating activities	$1,568	$1,571	$1,576	$1,642	$1,444	$1,535
Cash used in investing activities:
Sale of short-term investments	$83	$1,335	$96	$1,855	$70	$1,478
Purchase of short-term investments	$(28)	$(1,319)	$(83)	$(1,857)	$(145)	$(1,537)
Increase (decrease) in debt service reserves and other assets	$(151)	$(151)	$(26)	$(28)	$23	$23
Net cash used in investing activities	$(986)	$(1,025)	$(383)	$(400)	$(1,600)	$(1,584)
Cash used in financing activities:
Distributions to minority interests	$(139)	$(139)	$(50)	$(50)	$(96)	$(101)
Net cash (used in) provided by financing activities	$(936)	$(936)	$(353)	$(353)	$172	$167
Effect of exchange rate changes on cash	$21	$8	$39	$34	$(81)	$(55)
Cash and cash equivalents, beginning	$1,737	$1,663	$792	$740	$772	$677
Cash and cash equivalents, ending	$1,408	$1,281	$1,737	$1,663	$792	$740

Prior Restatement of 2002 and 2003 Annual Financial Statements

Included in the 2004 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on March 30, 2005, the Company restated its 2002 and 2003 consolidated financial statements. The errors relate to the following areas:

A.   Deferred taxes

During the Company’s 2004 year end closing process, we discovered certain accounting errors under U.S. GAAP related to the recording of deferred taxes associated with Eletropaulo, one of our Brazilian subsidiaries. The reconciliation of income tax accounts with Eletropaulo led to a more comprehensive reconciliation of our consolidated income tax balances with certain of our other foreign subsidiaries. As a result of this process we discovered additional discrepancies between the components of the deferred tax balances computed by certain foreign subsidiaries and those maintained by the Company on a consolidated basis. As a result of this review process, the Company recorded $17 million and $18 million of additional deferred tax expense in 2001 and 2000, respectively, as an adjustment to accumulated deficit as of January 1, 2002, $8 million additional deferred tax expense in 2002 and $9 million in 2003. In addition, certain income tax amounts were reclassified between current tax payable, deferred tax payable and minority interest.

Additionally, we identified an error in the original entry to record deferred taxes related to the minimum pension liability recorded by Eletropaulo and reflected in the Company’s 2002 balance sheet at the time we obtained a controlling interest in that entity and began to consolidate Eletropaulo’s financial statements. To correct this error we recorded a $7 million decrease in the pension liability, a $36 million decrease in accumulated other comprehensive loss and a $29 million increase in goodwill impairment expense. The adjustments would have originally been recorded against Eletropaulo’s opening goodwill balance. However, goodwill was written off at the end of 2002 as a result of impairment of Eletropaulo’s goodwill.

B.   Minority interest

During the Company’s 2004 year end closing process, we discovered an error in the conversion of the minority interest payable to U.S. dollars related to two of our investments—Eletropaulo and AES SONEL, our Cameroonian utility subsidiary. The impact of the restatement adjustment is as follows:

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

The impact of these restatement adjustments resulted in an increase in net loss from operations of discontinued businesses of $13 million in 2002 and $7 million in 2003.

2.   INVESTMENTS

The Company’s short-term investments were invested as follows (in millions):

	December 31,
	2004	2003
HELD-TO-MATURITY:
Certificates of deposit	$141	$156
Money market funds	—	30
Other	—	1
Subtotal	141	187
AVAILABLE-FOR-SALE:
Mutual Funds	115	65
Auction Rate Securities	12	10
Subtotal	127	75
TRADING:
Money market funds	—	1
Commercial paper	—	1
Subtotal	—	2
TOTAL	$268	$264

The investments are classified as held-to-maturity, available-for-sale or trading. The amortized cost and estimated fair value of the held-to-maturity investments were approximately the same at December 31, 2004 and 2003. The available-for-sale and trading investments are recorded at fair value. At December 31, 2004 and 2003, approximately $136 million and $176 million, respectively, of investments classified as held-to-maturity were restricted or pledged as collateral.

At December 31, 2004 and 2003, $0 and $0 were included in accumulated other comprehensive income for available-sale-securities. Proceeds from the sales of available-for-sale securities were $1.3 billion and $1.8 billion for the years ended December 31, 2004 and 2003, respectively. Gross realized gains on these sales were $3 million and $2 million for the years ended December 31, 2004 and 2003, respectively.

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

4.   DEFERRED REGULATORY ASSETS & LIABILITIES

The Company has recorded deferred regulatory assets and liabilities that it expects to pass through to its customers in accordance with and subject to regulatory provisions as follows:

	December 31,
	2004	2003
Current assets	$345	$182
Noncurrent assets	543	546
Total assets	$888	$728
Current liabilities	$27	$12
Noncurrent liabilities	80	84
Total liabilities	$107	$96

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

Depreciation expense stated as a percentage of average cost of depreciable property, plant and equipment was, on a composite basis, 3.8%, 4.34% and 3.84% for the years ended December 31, 2004, 2003 and 2002, respectively. Interest capitalized during development and construction totaled $48 million, $115 million and $234 million in 2004, 2003 and 2002, respectively. The 2002 amount excludes $53 million of capitalized interest related to discontinued operations. Recoveries of liquidating damages from construction delays are recorded as a reduction in the related projects’ construction costs.

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

Changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2004 and 2003 are as follows (in millions):

	Contract Generation	Competitive Supply	Large Utilities	Growth Distribution	Total
Carrying amount at December 31, 2002	$1,232	$54	$—	$139	$1,425
Impairment expense from annual analysis	—	(11)	—	—	(11)
Translation adjustments and other	4	3	—	—	7
Carrying amount at December 31, 2003	$1,236	$46	—	$139	$1,421
Translation adjustments and other	1	—	—	(3)	(2)
Carrying amount at December 31, 2004	$1,237	$46	$—	$136	$1,419

The impairment expense in 2003 related to a deterioration of a mining operation as a result of the termination of sales contracts that were not replaced. The amount of the impairment charge represents the entire goodwill balance, which was required to reduce the carrying amount of the asset to its estimated fair value based on discounted cash flows of the business.

The adoption of SFAS No. 142 resulted in a reduction in income of $503 million, net of income tax effects, which was recorded as a cumulative effect of accounting change in the first quarter of 2002. The reduction resulted from the write off of goodwill related to certain businesses in Argentina ($205 million), Brazil ($246 million specifically related to Sul) and Colombia. The Company wrote off the goodwill associated with certain acquisitions where the current fair market value of such businesses was less than the current carrying values. This primarily resulted from reductions in fair value associated with lower than expected growth in electricity consumption and lower electricity prices due in part to the significant devaluation of the local currencies relative to the original estimates made at the date of acquisition. The fair value of these businesses was estimated using the expected present value of future cash flows and comparable sales, when available.

At December 31, 2004 and 2003, other intangibles with a gross carrying amount of $377 million and $378 million, respectively, net of accumulated amortization of $102 million and $74 million, respectively, are included in other assets in the accompanying consolidated balance sheets. Other intangibles primarily consist of sales concessions, software costs, transmission rights, management rights, land use rights and power purchase agreements. For the years ended December 31, 2004 and 2003, the amortization expense was $17 million and $18 million, respectively. Estimated amortization expense is $27 million in 2005, $27 million in 2006, $24 million in 2007, $19 million in 2008 and $14 million in 2009.

8.   LONG-TERM DEBT

			December 31,
NON-RECOURSE DEBT (IN MILLIONS)	Interest Rate(1)	Final Maturity	2004	2003
VARIABLE RATE(2):
Bank loans	7.12%	2022	$5,232	$5,759
Notes and bonds	9.43%	2015	312	425
Debt to (or guaranteed by) multilateral or export credit agencies or development banks	10.26%	2018	823	553
Other	9.74%	2022	664	919
FIXED RATE:
Bank loans	8.73%	2023	333	1,013
Commercial paper	12.84%	2005	26	101
Notes and bonds	7.77%	2034	5,211	4,973
Debt to (or guaranteed by) multilateral or export credit agencies or development banks	9.13%	2014	566	271
Other	10.16%	2017	269	321
SUBTOTAL			13,436	14,335
Less: Non-recourse debt of discontinued operations			—	(636)
SUBTOTAL			13,436	13,699
Less: Current maturities			(1,619)	(2,769)
TOTAL			$11,817	$10,930

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

					December 31,
RECOURSE DEBT (IN MILLIONS)	Interest Rate(1)			Final Maturity	2004	2003
Senior Secured Term Loan	LIBOR	+	2.25%	2011	$200	$700
First Priority Senior Secured Notes			10.00%	2005	—	232
Second Priority Senior Secured Notes	8.75%	-	9.00%	2013-2015	1,800	1,800
Senior Unsecured Notes	7.75%	-	9.50%	2008-2014	2,064	1,754
Senior Subordinated Notes	8.38%	-	8.88%	2007-2027	227	584
Convertible Junior Subordinated Debentures	4.50%	-	6.75%	2005-2029	872	880
Unamortized discounts					(11)	(11)
SUBTOTAL					5,152	5,939
Less: Current maturities					(142)	(77)
Total					$5,010	$5,862

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

Subsidiary non-recourse debt in default as of December 31, 2004 and 2003 is as follows:

	Primary Nature of	December 31, 2004		December 31,
Subsidiary	Covenant Default	Default	Net Assets(1)	2003
Eden/Edes	Payment	$98	$(52)	$199
Edelap	Payment	—	—	101
Parana	Payment	53	(78)	53
TermoAndes	Other	—	—	151
Sul	Payment	—	—	320
Eletropaulo	Financial	—	—	787
Hefei	Payment	4	—	—
Los Mina	Payment	24	100	30
Andres	Payment	112	272	110
Granite Ridge(2)	Payment	—	—	286
Wolf Hollow(2)	Payment	—	—	285
		$291		$2,322

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

Principal payments required on non-recourse debt outstanding at December 31, 2004, are $1,619 million in 2005, $1,452 million in 2006, $1,115 million in 2007, $1,301 million in 2008, $779 million in 2009 and $7,170 million thereafter.

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

11.   CONTINGENCIES

ENVIRONMENTAL—The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of December 31, 2004, the Company has recorded liabilities of $10 million for projected environmental remediation costs. Because of the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts that could be material but cannot be estimated as of December 31, 2004.

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

Contingent contractual obligations	Amount	Number of Agreements	Term Range	Maximum Exposure Range for Each Agreement
			(years)
	(amounts in millions, except agreements and years)
Guarantees	$460	46	<1 - 20 +	<$1 - $100
Letters of credit—under the Revolving Bank Loan	98	20	<1 - 3	<$1 - $ 42
Surety bonds	4	5	<1	<$1 - $ 3
Total	$562	71

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

	2004		2003
	U.S.	Foreign	U.S.	Foreign
	($ in millions)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$470	$2,046	$438	$1,836
Effect of foreign currency exchange rate change on beginning balance	—	188	—	369
Service cost	4	5	4	8
Interest cost	27	227	29	207
Plan acquired	—	—	—	2
Benefits paid	(30)	(196)	(30)	(159)
Actuarial loss	2	135	29	(216)
Other	2	5	—	(1)
Benefit obligation as of December 31	$475	$2,410	$470	$2,046
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$341	$1,161	$232	$773
Fair value of plan acquired	—	—	—	—
Effect of foreign currency exchange rate change on beginning balance	—	127	—	132
Actual return on plan assets	32	298	41	249
Benefits paid	(30)	(196)	(30)	(159)
Employer Contributions	11	158	98	162
Other	—	1	—	4
Fair value of plan assets as of December 31	$354	$1,549	$341	$1,161
Funded status (PBO less fair value of plan assets)	$(121)	$(861)	$(129)	$(885)
Unrecognized net actuarial loss	96	296	100	313
Net amount recognized	$(25)	$(565)	$(29)	$(572)
Amounts recognized in the balance sheet consist of:
Intangible asset	$17	$20	$16	$17
Accrued benefit liability	(121)	(905)	(130)	(920)
Equity of minority shareholders	—	40	—	31
Accumulated other comprehensive loss	79	280	85	300
Net amount recognized	$(25)	$(565)	$(29)	$(572)
Accumulated Benefit Obligation	$471	$2,399	$466	$2,027
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$475	$2,317	$470	$2,004
Accumulated benefit obligation	$471	$2,308	$466	$1,985
Fair value of plan assets	$354	$1,450	$341	$1,119

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

The scheduled cash flows for U.S. and foreign employer contributions, benefit payments, and estimated future benefit payments are as follows:

	U.S.	Foreign
Employer Contributions:
2003	$98	$162
2004	$11	$158
2005 (estimated)	$29	$141
Benefit Payments:
2003	$30	$159
2004	$30	$196
Estimated Future Benefit Payments:
2005	$30	$181
2006	$30	$180
2007	$30	$180
2008	$30	$181
2009	$30	$184
2010-2014	$159	$1,001

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

The estimated fair values of the Company’s short-term investments, debt and derivative financial instruments as of December 31, 2004 and 2003 are as follows (in millions):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Short-term investments	$268	$268	$264	$264
Energy derivatives	$187	$187	$255	$255
Foreign currency forwards and swaps	$52	$52	$27	$27
Interest rate swaps	$5	$5	$10	$10
Liabilities:
Non-recourse debt	$13,436	$14,355	$13,699	$14,397
Recourse debt	$5,152	$5,621	$5,939	$6,228
Energy derivatives	$126	$126	$56	$56
Foreign currency forwards and swaps	$108	$108	$84	$84
Interest rate swaps	$245	$245	$384	$384
Interest rate caps and floors	$26	$26	$68	$68

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

In exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest, BNDES received $90 million in cash, 53.85% ownership of Brasiliana Energia and a call option (“Sul Option”) to acquire a 53.85% ownership interest of AES Sul. The Sul Option which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the Company’s announcement to BNDES of the completion of the AES Sul restructuring on June 22, 2005, subject to a six month extension under certain circumstances. BNDES’s ability to exercise the Sul Option, once notified, is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the AES Sul syndicated lenders. The probability of BNDES exercising the Sul Option is unknown at this time. In the event BNDES exercises its option, 53.85% of our ownership in AES Sul would be transferred to BNDES and the Company would be required to recognize a non-cash loss on its investment in Sul currently estimated at $466 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option. The debt refinancing was accounted for as a modification of a debt instrument; therefore, the $20 million of face value of remaining debt due in excess of carrying value will be amortized using the effective interest rate method over the life of the debt.

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

As a result of the stock issuance, AES recorded minority interest of $201 million for BNDES’s share of Brasiliana Energia. In addition, the estimated fair value of the Sul Option of $37 million was recorded as a liability and will be marked-to-market in future quarters to reflect the changes in the underlying value of AES Sul, prior to BNDES’s exercise or the expiration of its call option. The value of the Sul Option as of December 31, 2004 remained $37 million.

AES treated the issuance of new shares in Brasiliana Energia to BNDES as a capital transaction in accordance with SAB 51. The after tax net gain of $462 million has been reported as an adjustment to AES’s additional paid-in capital on the accompanying consolidated balance sheet. The remaining outstanding debt owed to BNDESPAR by Brasiliana Energia includes approximately $510 million of convertible debentures, non-recourse to AES (“Convertible Debentures”). The U.S. dollar denominated Convertible Debentures bear interest at a nominal stated rate of 9.0% per annum, an effective rate of 9.32%, and will amortize over an 11 year period with principal repayments beginning in 2007. Principal payments of $20 million, $45 million and $445 million will be due in 2007, 2008 and thereafter, respectively. Brasiliana Energia may not pay any dividends until 2007, at which point it may pay dividends up to 10% of its available cash to its shareholders.

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

A summary of the option activity follows (in thousands of shares):

	Years Ended December 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	40,816	$13.59	33,244	$16.37	33,142	$16.58
Exercised during the year	(3,251)	4.50	(570)	5.18	(228)	5.10
Forfeited and expired during the year	(1,133)	10.12	(976)	12.61	(813)	8.90
Granted during the year	2,730	8.98	9,118	2.97	1,143	2.66
Outstanding—end of year	39,162	$14.19	40,816	$13.59	33,244	$16.37
Eligible for exercise—end of year	32,737	$15.96	31,910	$16.56	31,057	$15.75

The following table summarizes information about stock options outstanding at December 31, 2004 (in thousands of shares):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Total Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Total Exercisable	Weighted- Average Exercise Price
		(In Years)
$ 0.78 - $ 3.24	7,887	8.0	$2.74	3,870	$2.70
$ 3.25 - $ 9.88	4,684	5.5	7.27	2,301	5.55
$ 9.89 - $14.40	19,244	6.4	13.04	19,222	13.04
$14.41 - $22.85	2,876	3.7	17.85	2,876	17.85
$22.86 - $58.00	4,462	5.5	44.16	4,459	44.15
$58.01 - $80.00	9	5.7	61.42	9	61.42
Total	39,162	6.3	$14.19	32,737	$15.96

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

ACCUMULATED OTHER COMPREHENSIVE LOSS—The balances comprising accumulated other comprehensive loss are as follows:

	Years Ended December 31,
	2004	2003
Foreign currency translation adjustment	$3,086	$3,199
Unrealized derivative losses	340	268
Minimum pension liability	217	239
TOTAL	$3,643	$3,706

15.   OTHER INCOME (EXPENSE)

The components of other income are summarized as follows (in millions):

	Years Ended December 31,
	2004	2003	2002
Gain on sale of assets	$14	$—	$20
Gain on extinguishment of liabilities	78	141	61
Marked-to-market gain on commodity derivatives	—	—	29
Legal/dispute settlement	11	—	8
Other income	60	30	26
Total other income	$163	$171	$144

The components of other expense are summarized as follows (in millions):

	Years Ended December 31,
	2004	2003	2002
Marked-to-market loss on commodity derivatives	$(5)	$(23)	$—
Loss on sale and disposal of assets	(23)	—	(28)
Loss on extinguishment of liabilities	(38)	(39)	—
Legal/dispute settlement	(5)	—	(6)
Other expenses	(80)	(44)	(53)
Total other expense	$(151)	$(106)	$(87)

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

17.   INCOME TAXES

INCOME TAX PROVISION—The expense for income taxes on continuing operations consists of the following (in millions):

	Years Ended December 31,
	2004	2003	2002
Federal:
Current	$7	$5	$—
Deferred	36	(54)	142
State:
Current	—	1	6
Deferred	37	(23)	(51)
Foreign:
Current	198	230	147
Deferred	97	52	217
Total	$375	$211	$461

EFFECTIVE AND STATUTORY RATE RECONCILIATION—A reconciliation of the U.S. statutory Federal income tax rate to the Company’s effective tax rate as a percentage of income before taxes is as follows:

	Years Ended December 31,
	2004	2003	2002
Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	4	(3)	3
Taxes on foreign earnings	6	16	20
Valuation allowance	(3)	(8)	(79)
Taxes on Domesticated Entities	1	2	(4)
Other-net	2	(9)	(2)
Effective tax rate	45%	33%	(27)%

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

As of December 31, 2004, the Company had Federal net operating loss carry forwards for tax purposes of approximately $1.9 billion expiring from 2007 to 2024 (approximately $1.7 billion of the carry forwards expire from 2018 to 2024), Federal general business tax credit carry forwards for tax purposes of approximately $44 million expiring in years 2005 and 2006, and Federal alternative minimum tax credits of approximately $5 million that carry forward without expiration. As of December 31, 2004, the Company had foreign net operating loss carry forwards of approximately $2.9 billion that expire at various times beginning in 2005 and some of which carry forward without expiration, and tax credits available in foreign jurisdictions of approximately $55 million, $9 million of which expire in 2005 to 2007, $28 million of which expire in 2008 to 2014 and $18 million of which carry forward without expiration. The Company had state net operating loss carry forwards as of December 31, 2004 of approximately $1.9 billion expiring in years 2005 to 2024.

The valuation allowance decreased by $240 million during 2004 to $920 million at December 31, 2004. This net decrease was primarily the result of the removal of valuation allowances attributable to capital loss carry forwards that no longer existed after the capital losses were reclassified as ordinary losses. The valuation allowance also increased due to certain foreign net operating loss carry forwards, the ultimate realization of which is not known at this time.

The valuation allowance increased $83 million during 2003 to $1,160 million at December 31, 2003. This net increase was primarily the result of certain investment tax credits and increases in the Company’s capital loss carry forwards and foreign net operating losses whose ultimate realization is not known at this time.

The valuation allowance increased $869 million during 2002 to $1,077 million at December 31, 2002. This net increase was primarily the result of certain foreign net operating loss carry forwards, capital loss carry forwards and the cumulative effects of certain foreign currency translation losses, whose ultimate realization is not known at this time.

The Company believes that it is more likely than not that the remaining deferred tax assets as shown below will be realized when future taxable income is generated through the reversal of existing taxable temporary differences and income that is expected to be generated by businesses that have long-term contracts or a history of generating taxable income.

Deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2004	2003
Differences between book and tax basis of property	$1,404	$1,293
Other taxable temporary differences	333	228
Total deferred tax liability	1,737	1,521
Operating loss carry forwards	(1,615)	(1,363)
Capital loss carry forwards	(123)	(358)
Bad debt and other book provisions	(412)	(350)
Retirement costs	(258)	(264)
Tax credit carry forwards	(107)	(114)
Unrealized foreign exchange	(96)	(133)
Other deductible temporary differences	(353)	(433)
Total gross deferred tax asset	(2,964)	(3,015)
Less: valuation allowance	920	1,160
Total net deferred tax asset	(2,044)	(1,855)
Net deferred tax (asset) liability	$(307)	$(334)

The Company considers undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

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

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material but cannot be estimated as of December 31, 2004.

Income from operations in certain countries is subject to reduced tax rates as a result of satisfying specific commitments regarding employment and capital investment. The Company’s income tax benefits related to the tax status of these operations are estimated to be $34 million, $50 million and $48 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Income (loss) from continuing operations before income taxes and minority interest consisted of the following:

	Years Ended December 31,
	2004	2003	2002
U.S.	$(141)	$(158)	$(169)
Non-U.S.	972	800	(1,509)
Total	$831	$642	$(1,678)

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

The income (loss) on disposal and impairment, before income taxes is as follows for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Years Ended December 31,
Subsidiary	2004	2003	2002
Wolf Hollow	$27	$(132)	$—
EDE Este	17	(60)	—
Granite Ridge	30	(208)	—
Gener/Carbones del Cesar	2	—	—
Whitefield	(1)	—	—
Columbia I	(5)	(19)	—
Bolivia	(4)	(29)	—
Haripur/Meghnaghat	(2)	(59)	—
Ecogen	—	32	—
Mt. Stuart	—	(2)	—
Mountainview	23	7	(415)
CILCORP	4	(24)	(104)
Mtkvari/Khrami/Telasi	(1)	(210)	—
Songas/Kelvin Power	—	11	—
Drax	—	148	(1,190)
Barry	—	—	(172)
Eletronet	—	—	(182)
Fifoots Point	—	—	(53)
NewEnergy	—	—	(23)
Other	(3)	14	(1)
Income (loss) on disposal and impairment, before taxes(1)	$87	$(531)	$(2,140)

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

Information for business components included in discontinued operations is as follows (in millions):

	For the years ended December 31,
	2004	2003	2002
Revenues	$ 472	$ 1,234	$ 3,019
Loss from operations of discontinued businesses (before taxes)	$ (2)	$ (862)	$ (1,976)
Income tax benefit	36	75	415
Income (loss) from operations of discontinued businesses	$ 34	$ (787)	$ (1,561)

There were no assets and liabilities associated with discontinued operations or held for sale at December 31, 2004. The assets and liabilities associated with the discontinued operations and assets held for sale are segregated on the consolidated balance sheet at December 31, 2003 and are as follows (in millions):

December 31, 2003
ASSETS:
Cash-unrestricted	$ 11
Cash-restricted	34
Accounts receivable, net	88
Inventory	20
Other current assets	52
PP&E	597
Other long-term assets	60
Total assets	$ 862
LIABILITIES:
Accounts payable	$ 76
Current portion of long-term debt	580
Other current liabilities	31
Long-term debt	56
Other long-term liabilities	39
Total liabilities	$ 782

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for income (loss) from continuing operations. In the table below, income (loss) represents the numerator (in millions) and shares represent the denominator (in millions):

	December 31, 2004			December 31, 2003			December 31, 2002
	Income	Shares	$ per Share	Income	Shares	$ per Share	Loss	Shares	$ per Share
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$ 258	640.6	$ 0.40	$ 311	594.7	$ 0.52	$ (2,064)	538.9	$ (3.83)
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	6.9	—	—	3.5	—	—	—	—
Restricted stock units	—	0.4	—	—	—	—	—	—	—
Stock units allocated to deferred compensation plans	—	0.2	—	—	0.1	—	—	—	—
DILUTED EARNINGS (LOSS) PER SHARE	$ 258	648.1	$ 0.40	$ 311	598.3	$ 0.52	$ (2,064)	538.9	$ (3.83)

There were approximately 26,614,974 and 28,035,227 and 28,207,330 options outstanding in 2004, 2003 and 2002 that were omitted from the earnings per share calculation because they were anti-dilutive. In 2004, 2003 and 2002, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.

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

Information about the Company’s operations and assets by segment is as follows (in millions):

	Revenues(1)	Depreciation and Amortization	Gross Margin(2)	Equity in Earnings (Loss)(3)	Total Assets	Investment in and Advances to Affiliates	Property Additions
Year Ended December 31, 2004
Contract Generation	$ 3,546	$ 325	$ 1,428	$ 71	$ 14,034	$ 621	$ 361
Competitive Supply	1,020	68	238	(2)	2,156	6	53
Large Utilities	3,591	352	898	1	9,330	1	329
Growth Distribution	1,306	115	218	—	2,216	—	116
Discontinued Businesses	—	—	—	—	—	—	9
Corporate	—	7	—	—	1,187	27	24
Total	$ 9,463	$ 867	$ 2,782	$ 70	$ 28,923	$ 655	$ 892

	Revenues(1)	Depreciation and Amortization	Gross Margin(2)	Equity in Earnings (Loss)(3)	Total Assets	Investment in and Advances to Affiliates	Property Additions
Year Ended December 31, 2003
Contract Generation	$ 3,108	$ 284	$ 1,262	$ 94	$ 13,357	$ 619	$ 583
Competitive Supply	880	55	221		2,147	7	126
Large Utilities	3,294	331	783	—	8,941	—	300
Growth Distribution	1,131	88	193	—	2,566	—	87
Discontinued Businesses	—	—	—	—	863	—	111
Corporate	—	4	—	—	1,263	22	21
Total	$ 8,413	$ 762	$ 2,459	$ 94	$ 29,137	$ 648	$ 1,228

	Revenues(1)	Depreciation and Amortization	Gross Margin(2)	Equity in Earnings (Loss)(3)	Investment in and Advances to Affiliates	Property Additions
Year Ended December 31, 2002
Contract Generation	$ 2,550	$ 222	$ 1,061	$ 75	671	$ 926
Competitive Supply	812	67	184	(3)	7	335
Large Utilities	3,142	310	703	(275)	—	300
Growth Distribution	873	85	20	—	(20)	82
Discontinued Businesses	—	—	—	—	—	473
Corporate	—	2	—	—	20	—
Total	$ 7,377	$ 686	$ 1,968	$ (203)	678	$ 2,116

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

Revenues are recorded in the country in which they are earned and assets are recorded in the country in which they are located. Information about the Company’s consolidated operations and long-lived assets by country are as follows (in millions):

	Revenues			Property, Plant and Equipment, net
	2004	2003	2002	2004	2003
United States	$ 2,213	$ 2,158	$ 2,085	$ 5,502	$ 5,588
Non-U.S:
Brazil	2,924	2,528	2,185	3,544	3,313
Argentina	314	228	218	484	499
Chile	504	411	363	873	927
Venezuela	620	608	634	1,873	1,891
Dominican Republic	168	141	53	483	505
El Salvador	356	345	312	225	252
Pakistan	209	186	226	288	307
United Kingdom	225	186	207	378	367
Cameroon	273	209	152	407	339
Mexico	186	169	110	200	207
Puerto Rico	189	178	18	658	667
Hungary	192	218	197	253	178
Ukraine	190	164	152	89	91
Other Non-U.S.	900	684	465	2,920	2,639
Total Non-U.S	7,250	6,255	5,292	12,675	12,182
Total	$ 9,463	$ 8,413	$ 7,377	$ 18,177	$ 17,770

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

The current power sector regulatory environment is currently the subject of several measures relating to the broad institutional reform that started at the end of 2003. Among these measures is the development of the New Power Sector Model which may have a significant impact on AES businesses in Brazil. These impacts include: the emergence of a dual commercialization environment with a regulated environment for distribution companies, and a free contractual environment for traders and free consumers; the requirement, beginning in January 2005, for every distribution utility to serve 100% of its load, subject to the application of penalties; amendments to concessions agreements which will affect pass through methodology in annual tariffs; and public auction of energy carried out by the new Electric Energy Commercialization Chamber. There is still some uncertainty regarding the effect of the changes on the energy industry and therefore, on AES’s business interests in Brazil.

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

These circumstances create significant uncertainty surrounding the performance, cash flow and profitability of EDC. However, AES is not required to support any potential cash flow shortfalls or debt service obligations of EDC. AES’s total investment in EDC at December 31, 2004 was approximately $1.6 billion, which is net of foreign currency translation losses.

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

The effects of the crisis are not expected to have a significant negative impact on AES’s parent cash flow, due primarily to the non-recourse financing structure in place at most of AES’s Argentine businesses. The effects of the current circumstances on future earnings are much more uncertain and difficult to predict. At December 31, 2004, AES’s total investment in the competitive supply business in Argentina was approximately $58 million and the total investment in the growth distribution business was approximately $23 million. These investment amounts are net of foreign currency translation losses.

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

	Years Ended December 31,
	2004	2003	2002
Argentina	$ (7)	$ 39	$ (205)
Brazil	(58)	124	(310)
Venezuela	(28)	(39)	(103)
Dominican Republic	(25)	3	(1)
Pakistan	(17)	(15)	(13)
Other	(12)	(13)	(12)
Total(1)	$ (147)	$ 99	$ (644)

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

In 2002, Williams Energy, a commercial customer at three of the Company’s subsidiaries, encountered financial difficulties related to its electricity trading operations and was downgraded below investment grade by a number of ratings agencies. During 2003, the rating was upgraded but still remains below investment grade. There can be no assurance that Williams Energy will continue to meet its contractual commitments. The Company’s investment in these subsidiaries was approximately $485 million at December 31, 2004. For the year ended December 31, 2004, the Company recorded $25 million of net income from the three subsidiaries.

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

Quarter Ended 2004
	March 31		June 30		September 30		December 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$ 2,257	$ 2,256	$ 2,263	$ 2,262	$ 2,423	$ 2,422	$ 2,543	$ 2,523
Gross Margin	$ 680	$ 684	$ 648	$ 656	$ 731	$ 736	$ 713	$ 706
Income from continuing operations	$ 74	$ 42	$ 67	$ 103	$ 133	$ 86	$ 92	$ 27
Discontinued operations	(26)	(26)	(29)	(29)	7	7	68	82
Net income	$ 48	$ 16	$ 38	$ 74	$ 140	$ 93	$ 160	$ 109
Basic incompe per share:(1)
Income from continuing operations	$ 0.12	$ 0.07	$ 0.10	$ 0.16	$ 0.21	$ 0.13	$ 0.14	$ 0.04
Discontinued operations	(0.04)	(0.04)	(0.04)	(0.04)	0.01	0.01	0.11	0.13
Basic income per share	$ 0.08	$ 0.03	$ 0.06	$ 0.12	$ 0.22	$ 0.14	$ 0.25	$ 0.17
Diluted income per share:(1)
Income from continuing operations	$ 0.12	$ 0.07	$ 0.10	$ 0.16	$ 0.20	$ 0.13	$ 0.14	$ 0.04
Discontinued operations	(0.04)	(0.04)	(0.04)	(0.05)	0.01	0.01	0.11	0.13
Diluted income per share	$ 0.08	$ 0.03	$ 0.06	$ 0.11	$ 0.21	$ 0.14	$ 0.25	$ 0.17

	Quarter Ended 2003
	March 31		June 30		September 30		December 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$ 1,911	$ 1,911	$ 1,992	$ 1,993	$ 2,231	$ 2,230	$ 2,281	$ 2,279
Gross Margin	$ 575	$ 582	$ 538	$ 545	$ 676	$ 681	$ 647	$ 651
Income from continuing operations	$ 131	$ 108	$ 139	$ 134	$ 62	$ 48	$ —	$ 21
Discontinued operations	(36)	(36)	(268)	(268)	14	14	(497)	(497)
Cumulative effect of change in accounting principle	(2)	(2)	—	—	—	—	43	43
Net income (loss)	$ 93	$ 70	$ (129)	$ (134)	$ 76	$ 62	$ (454)	$ (433)
Basic income per share:(1)
Income from continuing operations	$ 0.23	$ 0.19	$ 0.24	$ 0.24	$ 0.10	$ 0.08	$ —	$ 0.03
Discontinued operations	(0.07)	(0.06)	(0.46)	(0.47)	0.02	0.02	(0.79)	(0.80)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	0.07	0.07
Basic income (loss) per share	$ 0.16	$ 0.13	$ (0.22)	$ (0.23)	$ 0.12	$ 0.10	$ (0.72)	$ (0.70)
Diluted income per share:(1)
Income from continuing operations	$ 0.23	$ 0.19	$ 0.24	$ 0.23	$ 0.10	$ 0.08	$ —	$ 0.03
Discontinued operations	(0.06)	(0.06)	(0.46)	(0.46)	0.02	0.02	(0.79)	(0.79)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	0.07	0.07
Diluted income (loss) per share	$ 0.17	$ 0.13	$ (0.22)	$ (0.23)	$ 0.12	$ 0.10	$ (0.72)	$ (0.69)

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

ITEM 9A.         CONTROLS AND PROCEDURES

 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures (As Restated)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

As reported in Item 9 of the Company’s Form 10-K, as of December 31, 2004, the Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2004, our disclosure controls and procedures were ineffective.

In connection with the restatement and the preparation and filing of this 2004 Form 10-K/A, the Company re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this re-evaluation, the CEO and CFO concluded our disclosure controls and procedures were ineffective as of December 31, 2004 as a result of the restatement and material weaknesses identified below.

To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the restated consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this 2004 Form 10-K/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls over Financial Reporting (As Restated)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

•  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Management, including our CEO and CFO, does not expect that our internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates.

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As reported in Item 9 of the Company’s 2004 Form 10 K, management reported that a material weakness existed in our internal control over financial reporting as of December 31, 2004 related to accounting for income taxes. Specifically, the Company lacked effective controls related to timely and detailed reconciliation of the components of our foreign subsidiaries’ income tax assets and liabilities to related consolidated accounts.

The Company’s remediation efforts included engaging a public accounting firm to assist in the tax reconciliation and evaluation process. As a result of examining detailed historical income tax return records for the years 2000 through 2004 and reconciling the resulting book/income tax differences to amounts reported in the Company’s consolidated financial statements, errors were identified. Due to the initial findings, management expanded the scope of the review to include the composition of certain current and deferred income tax related balances and income tax expense including those recorded by or, on behalf of, our domestic subsidiaries and the parent company, The AES Corporation, for these same periods. As a result of this expanded review, additional errors were identified.

In addition, other non-tax related errors were identified and management assessed that certain of these errors were the result of material weaknesses.  All adjustments to correct these errors have been reflected in this 2004 Form 10-K/A and are more fully described in Note 1 to the financial statements contained in this Form 10-K/A. Consequently, management revised its assessment of internal control over financial reporting and has determined that the following material weaknesses in internal control over financial reporting existed as of December 31, 2004:

Income Taxes:

The Company lacked effective controls for the proper reconciliation of the components of its parent company and subsidiaries’ income tax assets and liabilities to related consolidated balance sheet accounts, including a detailed comparison of items filed in the subsidiaries’ tax returns to the corresponding calculation of U.S. GAAP balance sheet tax accounts. Management determined that the Company lacked an effective control to ensure that foreign subsidiaries whose functional currency is the U.S. dollar had properly classified income tax accounts as monetary, rather than non-monetary, assets and liabilities at the time of acquisition. These subsidiaries were not re-measuring their deferred tax balances each period in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” and SFAS No. 109, “Accounting for Income Taxes”. Finally, the Company determined that it lacked effective controls and procedures for evaluating and recording tax related purchase accounting adjustments to the financial statements.

Aggregation of Control Deficiencies at our Cameroonian Subsidiary:

AES SONEL, a 56% owned subsidiary of the Company located in Cameroon, lacked adequate and effective controls related to transactional accounting and financial reporting. These deficiencies included a lack of timely and sufficient financial statement account reconciliation and analysis, lack of sufficient support resources within the accounting and finance group, and inadequate preparation and review of purchase accounting adjustments incorrectly recorded in 2002, that were not identified or corrected until 2004 and 2005. Management previously reported to the Audit Committee that the aggregation of control deficiencies identified at AES SONEL represented a significant deficiency as of December 31, 2004.  Management believed that certain review procedures executed at the parent company mitigated the risk of a more than remote likelihood that a material misstatement to the Company’s consolidated financial statements would not be prevented or detected. However, subsequent to the filing of our 2004 Form 10-K, additional accounting errors were identified in 2005 related to the application of purchase accounting principles in 2002 and the translation of local currency financial statements to the U.S. dollar. As a result, the Company revised its previous assessment and determined that the aggregate of control deficiencies constituted a material weakness.

Lack of U.S. GAAP Expertise in Brazilian Businesses:

The Company lacked effective controls to ensure the proper application of SFAS No. 95, Statement of Cash Flows, at Tiete, our 24% owned subsidiary located in Brazil. Although the business had appropriately classified these investments as cash under Brazilian GAAP, the nature of the financial instruments required that they be classified as short term investments in accordance with U.S. GAAP. The Company also lacked effective controls to ensure appropriate conversion and analysis of Brazilian GAAP to U.S. GAAP financial statements for Elpa, one of our Brazilian holding companies, where a long term liability had been appropriately recorded in Brazilian GAAP in 2002 but had been improperly excluded from the U.S. GAAP financial statements. Finally, the Company lacked effective controls at its Brazilian distribution businesses, Eletropaulo and Sul, to ensure the proper application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, as it relates to recording a deferral of revenue and corresponding liability associated with costs yet to be incurred for energy efficiency projects.

Management previously reported to the Audit Committee that a lack of U.S. GAAP expertise at Eletropaulo represented a significant deficiency as of December 31, 2004. This determination was made after the discovery of the errors in the calculation of minority interest expense and deferred taxes, as reported in our 2004 Form 10-K filed on March 30, 2005. At that time, management concluded that these errors, in and of themselves, did not constitute material weaknesses and believed that certain review procedures executed at the parent mitigated the risk of a more than remote likelihood that a material misstatement to the Company’s consolidated financial statements would not be prevented or detected. However, as a result of the subsequent identification of control failures resulting in the restatement adjustments described above, the Company revised its previous assessment and determined that the aggregate of control deficiencies and the need for U.S. GAAP expertise in our Brazilian businesses constituted a material weakness.

Consolidation Accounting:

The Company lacked effective controls related to adequate evaluation and documentation of certain journal entries made as part of the preparation of the consolidated financial statements. During the course of the Company’s tax remediation activities and in conjunction with other post-closing procedures initiated during the first quarter of 2005, management determined that there were errors in certain entries made in the consolidation process that were initially recorded prior to 2002 and carried forward as unchanged amounts from 2002 through 2004.

Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

The Company lacked effective controls to ensure the proper application of  SFAS No. 52, Foreign Currency Translation, related to the treatment of foreign currency gains or losses on certain long term intercompany loan balances denominated in other than the entity’s functional currency.  In addition, the Company lacked appropriate documentation for the determination of certain of its holding companies’ functional currencies. According to SFAS No.  2, intercompany loans, advances or other receivable or payable instruments denominated in other than the entity’s functional currency are re-measured with resulting gains or losses recorded to the statement of operations, if payments are being made currently or will be made within the foreseeable future. If settlement is not anticipated in the foreseeable future, then foreign currency exchange gains and losses are to be recorded within other comprehensive income within the equity section of the balance sheet, as the transactions and balances are considered to be part of the net investment. The Company determined it was incorrectly translating certain loan balances due to the fact that it lacked an effective assessment process to identify and document whether or not a loan was to be repaid in the foreseeable future at inception and to update this determination on a periodic basis. Also, the Company had incorrectly determined the functional currency for one of its holding companies which impacted the proper translation of its intercompany loan balances.

Derivative Accounting:

The Company lacked effective controls related to accounting for certain derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, a deficiency was identified related to sufficient controls designed to adequately ensure that the analysis and documentation of whether or not certain fuel contracts or power purchase contracts met the criteria of being accounted for as a derivative instrument at inception and on an ongoing basis. No adjustments to the consolidated financial statements were required to be recorded as a result of this deficiency; however, management concluded that the potential likelihood of a future material error was greater than remote and therefore constituted a material weakness.

Conclusion:

Because of the material weaknesses described above, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting.

The Company’s independent auditor has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting (as restated), which appears on page 157.

Material Weaknesses Remediation Plans as of the date of filing this Form 10-K/A

Income Taxes:

Although the Company believes it has taken appropriate steps to correct the errors identified and record the appropriate adjustments to the financial statements, it is currently in the process of implementing new controls and procedures related to income tax accounting. These controls include the following:

•  Adopting a more rigorous approach to communicate, document and reconcile the detailed components of subsidiary income tax assets and liabilities;

•  Expanding staffing and resources, including the continued use of external third party assistance, along with  providing training related to the income tax accounting function throughout the Company;

•  Continuing to identify and implement additional best practice solutions regarding efficient data collection, integration and controls, including processes to ensure tax related purchase accounting adjustments are  properly evaluated and recorded;

•  Implementing additional procedures for tax and accounting personnel in the identification and evaluation of non-recurring tax adjustments and in tracking movements in deferred tax accounts recorded by the parent company and its subsidiaries; and

•  Recording all tax accounting adjustments on the appropriate subsidiaries’ books for ongoing tracking, reconciliation and translation, where appropriate.

Aggregation of Control Deficiencies at our Cameroonian Subsidiary:

The Company currently is engaged in carrying out its remediation plan that includes the following:

•  Hired a new local chief financial officer during the second quarter of 2005 and other key accounting personnel at AES SONEL during the second and third quarters of  2005;

•  Implementing controls related to the preparation and review of key balance sheet account analyses and conversion of local currency financial statements to the U.S. dollar;

•  Utilizing the Company’s internal audit resources to provide remediation assistance and review and evaluate new control procedures; and

•  Providing additional detailed accounting policy and procedures guidance for the identification of and accounting for complex or unusual transactions by the subsidiaries, including specific guidance on the proper application of U.S. GAAP.

Lack of U.S. GAAP Expertise in Brazilian Businesses:

The Company currently is engaged in carrying out its remediation plan that includes the following:

•  Performed a detailed evaluation of all material cash balances at all our subsidiaries to ensure appropriate application of SFAS No. 95. In addition, the Company supplemented its existing accounting policies with additional guidance related to the proper classification of cash and investments in accordance with SFAS No. 95 and communicated this additional guidance to all subsidiaries;

•  Added additional supervisory personnel with U.S. GAAP knowledge who are responsible for reviewing and analyzing the financial results of the businesses in Brazil, including an experienced chief financial officer at the regional office level and a chief financial officer at the Brazil country office level, during the second and third quarters of 2005; and

•  Providing additional detailed accounting policy and procedures guidance for the identification of and accounting for complex or unusual transactions by the subsidiaries, including specific guidance on the proper application of U.S. GAAP.

Consolidation Accounting:

Management believes that it has adequately remediated this material weakness. It has collected, reviewed and validated supporting documentation for consolidation adjustments and entries recorded at the parent company that have been carried forward from prior periods. In addition, management believes that the Company has, and continues to, maintain effective controls related to the documentation, review and approval of all consolidation adjustments initiated in current periods.

Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

The Company currently is engaged in carrying out its remediation plan that includes the following:

•  Performed a review and confirmation of the correct  evaluation and documentation of certain material intercompany loans with the parent denominated in currencies other than the entity’s functional currency to ensure proper application of SFAS No. 52;

•  Re-evaluated and documented the functional currencies of certain U.S. and non U.S. holding companies to ensure that proper SFAS No. 52 translations were being performed;

•  Providing additional guidance to its subsidiaries to communicate the requirements of SFAS No. 52 related to intercompany loan transactions to ensure proper evaluation of existing and future transactions; and

•  Implementing additional procedures to ensure documentation and testing of the proper determination of an entity’s functional currency on a periodic basis, particularly as it relates to the company’s active material holding company structures.

Although the Company has made progress in this area, additional steps need to be taken, as indicated above, and sufficient time needs to elapse before management can conclude that newly implemented controls are operating effectively and that the material weakness has been adequately remediated.

Derivative Accounting:

The Company currently is engaged in carrying out its remediation plan that includes the following:

•  Performed a reassessment of certain material fuel contracts and power purchase contracts to confirm that appropriate documentation existed or that the contracts did not qualify as derivatives;

•  Provided additional training regarding identification of derivative instruments and embedded derivatives and the application of the Company’s approval policy. Continuing education in this area will be provided on a routine basis and include other non-financial employees who are responsible for hedging activities, development of power purchase agreements and negotiation of significant purchase contracts;

•  Enhancing risk management policies and procedures related to the review and approval of  material purchase or sale contracts that may qualify as derivatives; and

•  Continuing to expand the technical accounting personnel who will support our subsidiaries in the evaluation of derivative implications within hedge instruments and purchase/sale contracts.

Although the Company has made progress in this area, additional steps need to be taken, as indicated above, and sufficient time needs to elapse before management can conclude that newly implemented controls are operating effectively and that the material weakness has been adequately remediated.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The AES Corporation
Arlington, Virginia

We have audited management's assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting (as restated), that The AES Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

Income Taxes:

The design of the Company’s internal control over financial reporting lacked effective controls for the proper reconciliation of the components of its parent company and subsidiaries’ income tax assets and liabilities to related consolidated balance sheet accounts, including a detailed comparison of items filed in the subsidiaries’ tax returns to the corresponding calculation of U.S. GAAP balance sheet tax accounts. In addition, Management determined that the Company lacked an effective control to ensure that foreign subsidiaries whose functional currency is the U.S. dollar had properly classified income tax accounts as monetary, rather than non-monetary, assets and liabilities at the time of acquisition. These subsidiaries were not re-measuring their deferred tax balances each period in accordance with Financial Accounting Standards Board Statement (“SFAS”) No. 52, “Foreign Currency Translation” and SFAS No. 109, “Accounting for Income Taxes”. Finally, the Company determined that it lacked effective controls and procedures for evaluating and recording tax related purchase accounting adjustments to the financial statements. These errors materially affected current and deferred income taxes, property, plant and equipment, goodwill, minority interests and related disclosures and resulted in the Company restating its 2004, 2003 and 2002 financial statements. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements.

Aggregation of Control Deficiencies at a Cameroonian Subsidiary:

AES SONEL, a 56% owned subsidiary of the Company located in Cameroon, lacked effectively operated controls related to transactional accounting and financial reporting. These deficiencies included a lack of timely and sufficient financial statement account reconciliation and analysis, lack of sufficient support resources within the accounting and finance group, and inadequate preparation and review of purchase accounting adjustments incorrectly recorded in 2002, that were not identified or corrected until 2004 and 2005. Management previously reported to the Audit Committee that the aggregation of control deficiencies identified represented a significant deficiency as of December 31, 2004. Management believed that certain review procedures executed at the parent company mitigated the risk of a more than remote likelihood that a material misstatement to the Company’s consolidated financial statements would not be prevented or detected. However, subsequent to the filing of the Company’s 2004 Form 10-K, additional accounting errors were identified related to the application of purchase accounting principles in 2002 and the translation of local currency financial statements to the U.S. dollar. As a result, the Company revised its previous assessment and determined that the aggregate of these control deficiencies constituted a material weakness. These errors resulted in the material restatement of “Other assets” and “Accumulated other comprehensive income” in the 2004, 2003 and 2002 financial statements. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements.

Lack of U.S. GAAP Expertise in Brazilian Businesses:

The Company lacked effectively operated controls to ensure the proper application of SFAS No. 95, Statement of Cash Flows, at Tiete, a 24% owned subsidiary located in Brazil. Although the business had appropriately classified these investments as cash under Brazilian GAAP, the nature of the financial instruments required that they be classified as short term investments in accordance with U.S. GAAP. The Company also lacked effectively operated controls to ensure appropriate conversion and analysis of

Brazilian GAAP to U.S. GAAP financial statements for Elpa, one of the Brazilian holding companies, where a long term liability had been appropriately recorded in Brazilian GAAP in 2002 but had been improperly excluded from the U.S. GAAP financial statements.  Finally, the Company lacked effectively operated controls at its Brazilian distribution businesses, Eletropaulo and Sul, to ensure the proper application of SFAS No. 71, Accounting for the Effect of Certain Types of Regulation, as it relates to recording a deferral of revenue and corresponding liability associated with costs yet to be incurred for energy efficiency projects.

Management previously reported to the Audit Committee that a lack of U.S. GAAP expertise at Eletropaulo represented a significant deficiency as of December 31, 2004.  This determination was made after the discovery of the errors in the calculation of minority interest expense and deferred taxes, as reported in the Company’s 2004 Form 10-K filed on March 30, 2005. At that time, management concluded that these errors, in and of themselves, did not constitute material weaknesses and  believed that certain review procedures executed at the parent mitigated the risk of a more than remote likelihood that a material misstatement to the Company’s consolidated financial statements would not be prevented or detected. However, as a result of the subsequent identification of control failures resulting in the restatement adjustments described above, the Company revised its previous assessment and determined that the aggregate of control deficiencies and the need for U.S. GAAP expertise in the Brazilian businesses constituted a material weakness. This material weakness resulted in the material restatement of revenues, minority interest (expense) income, cash, investments, accrued and other liabilities, and goodwill in the 2004, 2003 and 2002 financial statements. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements.

Consolidation Accounting:

The Company lacked effectively operated controls related to adequate evaluation and documentation of certain journal entries made as part of the preparation of the consolidated financial statements. During the course of the Company’s tax remediation activities and in conjunction with other post-closing procedures initiated during the first quarter 2005, management determined that there were errors in certain entries made in the consolidation process that were initially recorded prior to 2002 and carried forward as unchanged amounts from 2002 through 2004. These deficiencies resulted in material restatement of the Company’s deferred tax and accumulated other comprehensive income accounts in the 2004, 2003 and 2003 financial statements. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements.

Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

The Company lacked effectively operated controls to ensure the proper application of SFAS No. 52, related to the treatment of foreign currency gains or losses on certain long term intercompany loan balances denominated in other than the entity’s functional currency. In addition, the Company lacked appropriate documentation for the determination of certain of its holding companies’ functional currencies. According to SFAS No. 52, intercompany loans, advances or other receivable or payable instruments denominated in other than the entity’s functional currency are re-measured with resulting gains or losses recorded to the statement of operations, if payments are being made currently or will be made within the foreseeable future. If settlement is not anticipated in the foreseeable future, then foreign currency exchange gains and losses are to be recorded within other comprehensive income within the equity section of the balance sheet, as the transactions and balances are considered to be part of the net investment. The Company determined it was incorrectly translating certain loan balances due to the fact that it lacked an effectively operated assessment process to identify and document whether or not a loan was to be repaid in the foreseeable future at inception and to update this determination on a periodic basis. Also, the Company had incorrectly determined the functional currency for one of its holding companies which impacted the proper translation of its intercompany loan balances. These deficiencies resulted in material restatement of the Company’s retained earnings, other expense, functional currency translation gain/loss, and cumulative translation allowance accounts in the 2004, 2003 and 2002 financial statements. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements.

Derivative Accounting:

The Company lacked effectively designed and operated controls related to accounting for certain derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the company lacked effectively designed and operated controls to adequately ensure that the analysis and documentation of whether or not certain fuel contracts or power purchase contracts met the criteria of being accounted for as a derivative instrument at inception and on an ongoing basis. No adjustments to the consolidated financial statements were required to be recorded as a result of this deficiency; however, management concluded that the potential likelihood of a future material error was greater than remote. This control deficiency could result in a misstatement to the long term assets and liabilities and the cost of sales accounts that would result in a material misstatement to annual or interim financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows and financial statement schedules as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity(deficit), cash flows and financial statement schedules as of and for the year ended December 31, 2004, of the Company and our report dated March 29, 2005 (January 18, 2006, as to the effects of the restatement as described in Note 1) expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

McLean, VA
March 29, 2005 (January 18, 2006, as to the effect of the material weaknesses as described in Management’s Report on Internal Controls over Financial Reporting, as restated)

PART III

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

The following table provides information about shares of AES common stock that may be issued under AES’s equity compensation plans, as of December 31, 2004:

Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2004)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	27,650,044	$14.64	14,844,302
Equity compensation plans not approved by security holders(1)	11,479,702	$13.12	487,731
Total	39,129,746	$14.19	15,332,033

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

10.22	The AES Corporation 2004 Restoration Supplemental Retirement Plan (filed herewith).
12.1	Statement of computation of ratio of earnings to fixed charges (filed herewith).
21.1	Subsidiaries of The AES Corporation (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP (filed herewith).
24	Power of Attorney (filed herewith).
31.1	Rule13a-14(a)/15d-14(a) Certification of Paul T. Hanrahan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Barry J. Sharp (filed herewith).
32.1	Section 1350 Certification of Paul T. Hanrahan (filed herewith).
32.2	Section 1350 Certification of Barry J. Sharp (filed herewith).

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

THE Aes CORPORATION
(Company)
Date: January 19, 2006	By:	/s/ PAUL T. HANRAHAN
Name: Paul T. Hanrahan
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
*	Chairman of the Board and Director	January 19, 2006
Richard Darman
*	President, Chief Executive Officer	January 19, 2006
Paul T. Hanrahan	(Principal Executive Officer) and Director
*	Director	January 19, 2006
Kristina M. Johnson
*	Director	January 19, 2006
John A. Koskinen
*	Director	January 19, 2006
Philip Lader
*	Director	January 19, 2006
John H. McArthur
*	Director	January 19, 2006
Sandra O. Moose
*	Director	January 19, 2006
Philip A. Odeen
*	Director	January 19, 2006
Charles O. Rossotti
*	Director	January 19, 2006
Sven Sandstrom
*	Director	January 19, 2006
Roger W. Sant
/s/ BARRY J. SHARP	Executive Vice President and Chief Financial Officer	January 19, 2006
Barry J. Sharp	(principal financial and accounting officer)

*By:	/s/ BRIAN A. MILLER	January 19, 2006
Attorney-in-fact

THE AES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I—Condensed Financial Information of Registrant	S-2
Schedule II—Valuation and Qualifying Accounts	S-9

Schedules other than those listed above are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF UNCONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	December 31,
	2004	2003
	(Restated)*	(Restated)*
ASSETS
Current Assets:
Cash and cash equivalents	$287	$865
Restricted cash	4	—
Accounts and notes receivable from subsidiaries	1,097	803
Deferred income taxes	20	21
Prepaid expenses and other current assets	6	34
Total current assets	1,414	1,723
Investment in and advances to subsidiaries and affiliates	4,004	3,630
Office Equipment:
Cost	29	22
Accumulated depreciation	(6)	(5)
Office equipment, net	23	17
Other Assets:
Deferred financing costs (less accumulated amortization: 2004, $41; 2003, $39)	96	110
Deferred income taxes	747	479
Total other assets	843	589
Total	$6,284	$5,959
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3	$3
Accrued and other liabilities	141	85
Senior notes payable—current portion	—	77
Junior notes and debentures payable—current portion	142	—
Total current liabilities	286	165
Long-term Liabilities:
Term loan	200	700
Senior notes payable	3,854	3,786
Senior subordinated notes and debentures payable	225	496
Junior subordinated notes and debentures payable	731	880
Other long-term liabilities	16	—
Total long-term liabilities	5,026	5,862
Stockholders’ Equity:
Common stock	7	6
Additional paid-in capital	6,423	5,739
Accumulated loss	(1,815)	(2,107)
Accumulated other comprehensive loss	(3,643)	(3,706)
Total stockholders’ equity	972	(68)
Total	$6,284	$5,959

*       See Note 1

See notes to Schedule I.

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF UNCONSOLIDATED OPERATIONS
(IN MILLIONS)

	For the Years Ended December 31,
	2004	2003	2002
	(Restated)*	(Restated)*	(Restated)*
Revenues from subsidiaries and affiliates	$42	$42	$41
Equity in earnings (losses) of subsidiaries and affiliates	608	(503)	(3,566)
Interest income	54	258	84
General and Administrative expenses	(188)	(14)	(24)
Interest expense	(491)	(525)	(428)
Income (loss) before income taxes	25	(742)	(3,893)
Income tax (expense) benefit	267	307	(108)
Net income (loss)	$292	$(435)	$(4,001)

*       See Note 1

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

See notes to Schedule I.

THE AES CORPORATION
SCHEDULE I
NOTES TO SCHEDULE I

1.   Restatement of Financial Statements

The condensed financial information in this Schedule I should be read in conjunction with the Company’s Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on January 19, 2006. Refer to Note 1 to the condensed consolidated financial statements in Item 8 of Form 10-K/A and “Restatement of Consolidated Financial Statements” in Item 7 of Form 10-K/A for a discussion of the nature of the errors and the impact of the errors on the restated annual consolidated financial statements. The condensed statements of unconsolidated balance sheets for the years ended December 31, 2004 and 2003, the condensed statements of unconsolidated operations for the years ended December 31, 2004, 2003 and 2002, and the condensed statements of unconsolidated cash flows for the years ended December 31, 2004 and 2003 as previously issued on Form 10-K as filed with the SEC on March 30, 2005 are restated for the errors noted above.

The following tables set forth the previously reported and restated amounts (in millions) of selected items within the Schedule I condensed financial statement information for the years ended December 31, 2004, 2003 and 2002.

Selected Unconsolidated Balance Sheet Data:

	For the Years Ended December 31,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Deferred income taxes	$20	$20	$26	$21
Prepaid expenses and other current assets	$8	$6	$36	$34
Total current assets	$1,416	$1,414	$1,730	$1,723
Investment in and advances to subsidiries and affiliates	$5,058	$4,004	$4,528	$3,630
Deferred income taxes	$364	$747	$187	$479
Total other assets	$460	$843	$297	$589
Total assets	$6,957	$6,284	$6,572	$5,959
Stockholders’ Equity
Additional paid-in capital	$6,341	$6,423	$5,737	$5,739
Accumulated loss	$813	$1,815	$1,199	$2,107
Accumulated other comprehensive loss	$3,890	$3,643	$3,999	$3,706
Total stockholders’ equity	$1,645	$972	$545	$(68)
Total liabilities and stockholders’ equity	$6,957	$6,284	$6,572	$5,959

Selected Unconsolidated Operations Data:

	For the Years Ended December 31,
	2004		2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Equity in earnings (losses) of subsidiaries and affiliates	$802	$608	$(210)	$(503)	$(3,330)	$(3,566)
General and administrative expenses	$190	$188	$22	$14	$24	$24
Income (loss) before income taxes	$217	$25	$(457)	$(742)	$(3,657)	$(3,893)
Income tax (expense) benefit	$169	$267	$43	$307	$98	$(108)
Net income (loss)	$386	$292	$(414)	$(435)	$(3,559)	$(4,001)

2.   Application of Significant Accounting Principles

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

3.   Notes Payable

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

4.   Dividends from Subsidiaries and Affiliates

Cash dividends received from consolidated subsidiaries and from affiliates accounted for by the equity method were as follows (in millions):

	2004	2003	2002
Subsidiaries	$824	$807	$771
Affiliates	29	43	44

5.   Guarantees and Letters of Credit

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