Form 10-Q/A
period 2005-03-31
AES CORP
filed 2006-01-19
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

THE AES CORPORATION
FORM 10-Q/A
EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) is being filed for the purpose of amending Items 1, 2 and 4 of Part I and Item 6 of Part II of Form 10-Q for the quarterly period ended March 31, 2005, that was originally filed with the Securities and Exchange Commission on May 5, 2005. This Amendment is being filed to correct accounting errors in the consolidated financial statements in our previously filed Form 10-Q as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004.

This Form 10-Q/A should be read in conjunction with the Company’s Form 10-K/A filed with the U.S. Securities and Exchange Commission on January 19, 2006. Refer to Note 1 to the condensed consolidated financial statements in Item 1 of this Form 10-Q/A for a discussion of the nature of the errors and the impact of the errors on the restated condensed consolidated financial statements.

We included as exhibits to this Amendment new certifications of our principal executive officer and principal financial and accounting officer.

This Form 10-Q/A has also been amended to reflect a prior interim period adjustment as required by Statement of Financial Accounting Standards No. 16 (FAS 16) as discussed in Note 1 to the condensed consolidated financial statements. Except for errors and the FAS 16 adjustment disclosed in Note 1, no attempt has been made in this Amendment to amend or update other disclosures presented in this Form 10-Q/A. This Amendment does not reflect events occurring after the filing of Form 10-Q on May 5, 2005 (except as required by Statement of Financial Accounting Standard No. 16), or amend or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

THE AES CORPORATION
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Millions, Except per Share Amounts)

	Three Months Ended March 31,
	2005	2004
	(Restated)*	(Restated)*
Revenues
Regulated	$1,399	$1,145
Non-regulated	1,264	1,111
Total revenues	2,663	2,256
Cost of sales
Regulated	(1,032)	(883)
Non-regulated	(807)	(689)
Total cost of sales	(1,839)	(1,572)
Gross margin	824	684
General and administrative expenses	(49)	(48)
Interest expense	(467)	(501)
Interest income	90	69
Other income	22	11
Other expense	(37)	(25)
Loss on sale of investments and asset impairment expense	—	(1)
Foreign currency transaction losses, net	(31)	(34)
Equity in earnings of affiliates	25	16
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	377	171
Income tax expense	(147)	(75)
Minority interest expense	(106)	(54)
INCOME FROM CONTINUING OPERATIONS	124	42
Loss from operations of discontinued businesses (net of income tax expense of $2 in 2004)	—	(26)
NET INCOME	$124	$16
Basic Earnings Per Share:
Income from continuing operations	$0.19	$0.07
Discontinued operations	—	(0.04)
BASIC EARNINGS PER SHARE	$0.19	$0.03
Diluted Earnings Per Share:
Income from continuing operations	$0.19	$0.07
Discontinued operations	—	(0.04)
DILUTED EARNINGS PER SHARE	$0.19	$0.03

*                    See Note 1

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	March 31, 2005	December 31, 2004
	(Restated)*	(Restated)*
ASSETS
Current Assets:
Cash and cash equivalents	$1,499	$1,281
Restricted cash	334	395
Short-term investments	114	268
Accounts receivable, net of allowances ($322 and $303, respectively)	1,547	1,575
Inventory	413	418
Receivable from affiliate	7	8
Deferred income taxes—current	288	218
Prepaid expenses	110	87
Other current assets	732	736
Total current assets	5,044	4,986
Property, Plant and Equipment:
Land	783	788
Electric generation and distribution assets	21,761	21,729
Accumulated depreciation and amortization	(5,431)	(5,259)
Construction in progress	1,107	919
Property, plant and equipment—net	18,220	18,177
Other Assets:
Deferred financing costs—net	327	343
Investments in and advances to affiliates	684	655
Debt service reserves and other deposits	678	737
Goodwill—net	1,460	1,419
Deferred income taxes—noncurrent	740	774
Other assets	1,792	1,832
Total other assets	5,681	5,760
Total	$28,945	$28,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,106	$1,142
Accrued interest	409	335
Accrued and other liabilities	1,769	1,656
Recourse debt—current portion	146	142
Non-recourse debt—current portion	1,749	1,619
Total current liabilities	5,179	4,894
Long-Term Liabilities:
Non-recourse debt	11,438	11,817
Recourse debt	5,016	5,010
Deferred income taxes	781	685
Pension liabilities and other post-retirement liabilities	869	891
Other long-term liabilities	3,217	3,375
Total long-term liabilities	21,321	21,778
Minority Interest	1,352	1,279
Commitments and contingent liabilities (See Note 5)
Stockholders’ Equity:
Common stock ($.01 par value, 1,200,000,000 shares authorized; 652,510,917 and 650,093,402 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,454	6,423
Accumulated deficit	(1,691)	(1,815)
Accumulated other comprehensive loss	(3,677)	(3,643)
Total stockholders’ equity	1,093	972
Total	$28,945	$28,923

* See Note 1

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2005	2004
	(Restated)*	(Restated)*
OPERATING ACTIVITIES:
Net cash provided by operating activities	$518	$401
INVESTING ACTIVITIES:
Property additions	(271)	(190)
Acquisitions—net of cash acquired	(85)	—
Proceeds from the sales of assets	3	27
Proceeds from the sales of emission allowances	2	—
Sale of short-term investments	493	419
Purchase of short-term investments	(335)	(478)
Decrease (increase) in restricted cash	67	(435)
Decrease (increase) in debt service reserves and other assets	27	(4)
Other investing	(7)	7
Net cash used in investing activities	(106)	(654)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	10	—
Issuance of recourse debt	5	491
Issuance of non-recourse debt and other coupon bearing securities	411	642
Repayments of recourse debt	—	(806)
Repayments of non-recourse debt and other coupon bearing securities	(586)	(667)
Payments for deferred financing costs	(1)	(40)
Dividends to minority interests, net	(21)	(8)
Issuance of common stock	8	2
Other financing	(2)	(1)
Net cash used in financing activities	(176)	(387)
Effect of exchange rate changes on cash	(18)	(15)
Total increase (decrease) in cash and cash equivalents	218	(655)
Cash and cash equivalents, beginning	1,281	1,663
Cash and cash equivalents, ending	$1,499	$1,008
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest—net of amounts capitalized	$374	$373
Cash payments for income taxes—net of refunds	$73	$35
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt retirement	$—	$51
Brasiliana Energia debt exchange	$—	$773

*                    See Note 1

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2004 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC on January 19, 2006.

New Accounting Standards

Share-Based Payment.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board No. 25 (“APB 25”) as an alternative method of accounting for stock-based awards by requiring that all share-based payments to employees, including grants of stock options for all outstanding years be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Management is currently evaluating the effect of adoption of SFAS No. 123R under the modified prospective application transition method, but does not expect the adoption to have a material effect on the Company’s financial condition, results of operations or cash flows, as the Company had previously adopted income statement treatment for compensation related to share-based payments under SFAS No. 123.

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

Asset Retirement Obligations.   In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations”. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of FIN 47 will have on the Company’s financial position and results of operations.

Restatement of Financial Statements

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

After examining certain historical purchase transactions from 1999 – 2002 and reviewing the reconciliations of detailed historical income tax return records to reported book/income tax differences, various accounting errors were identified. As a result of these initial findings, on July 27, 2005 the Company announced that it would restate its previously filed financial statements. Management also expanded the scope of the review to include the composition of other material current and deferred income tax related balances including those recorded by, or on behalf of, our domestic subsidiaries and the parent company. As a result of this expanded review, additional non-tax items also were identified and corrected. A discussion of both income tax and non-tax adjustments follows.

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

Eletropaulo Metropolitana Electricidade de Sao Paulo S.A. (“Eletropaulo”)

At the time of the acquisition of Eletropaulo, a regulated utility located in Brazil, the Company did not record certain deferred income taxes on the difference between the tax basis of land and the related book basis which was adjusted to fair value under acquisition accounting guidelines. The correction of this error resulted in the recording of additional deferred income tax liabilities at the initial date of consolidation in February 2002. This increase in deferred income tax liability increased the original goodwill calculated as the excess purchase price over the fair value of assets and liabilities. As a further result, this adjustment also increased goodwill impairment expense subsequently recognized in 2002.

Brasiliana Energia, S.A. (“Brasiliana”)

In January, 2004 the Company entered into a debt restructuring transaction with the Brazilian National Bank for Economic and Social Development (“BNDES”), whereby BNDES received a 54% economic interest in our Brazil distribution business and two generating facilities in exchange for the cancellation of $863 million of debt and accrued interest owed by AES Elpa and AES Transgas, holding companies for the Brazilian operations. After the Company made a cash payment of $90 million, the remaining indebtedness of $510 million, was re-profiled at a 9% stated interest rate with extended maturities. This exchange was accounted for as a modification of debt. The terms of the agreement state that penalty interest as of December 31, 2004 of $194 million would be cancelled in the future ratably as the principal of the new $510 million debentures are paid within the stated timeframes. This treatment gave rise to a deferred income tax liability. As a result of the income tax review, it was determined that a deferred income tax liability should have been recorded for $194 million of penalty interest anticipated to be forgiven in the future. To correct this error, the additional deferred income tax liability was recorded as part of the “stock issued for debt” restructuring transaction, with the following impacts:

•       A deferred income tax liability at Brasiliana (the new parent company of the restructured entities), was recorded as of January, 2004. This deferred liability is also subject to foreign currency remeasurement in each subsequent reporting period.

•       Debt modification calculations were adjusted to include the fair value of the increased income tax expense due to the forgiveness of debt compared to the book value of debt remaining. The resulting impact reduced the debt discount and decreased the effective interest rate. This adjustment did not change our conclusion regarding the accounting treatment of the transaction as a modification of debt.

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

2.   Foreign currency remeasurement of deferred income tax balances where the U.S. dollar is the functional currency at certain subsidiaries

The functional currency for certain of the Company’s foreign subsidiaries is the U.S. dollar. After reviewing the income tax balances for certain of the Company’s U.S. dollar entities in Venezuela, Brazil, Chile, Colombia, Dominican Republic, Argentina and Mexico, the Company discovered that deferred income taxes were remeasured from local currency to the U.S. dollar using the historical exchange rate versus the current exchange rate as prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” and SFAS No. 109, “Accounting for Income Taxes,” starting in the year of acquisition or formation. In addition, as noted above, certain additional deferred tax amounts were recorded in these entities, which also required remeasurement—the largest of which was the additional deferred tax asset related to the EDC purchase accounting indexation adjustment described above.

3.   Reconciliation of income tax returns to U.S. GAAP income tax balances

The remediation plan involved a detailed review of current and temporary differences identified through an analysis of local income tax return filings. The completion of this review also required the Company to fully evaluate adjustments which had been previously recorded in consolidation, but which should have been recorded at a subsidiary level where the appropriate analysis of the tax jurisdiction could be made. This process led to the identification of errors that accounted for the remainder of the deferred income tax entries.

Establishment of Deferred Tax Liability for Brazilian Unrealized Foreign Currency Gains—Certain of the Company’s Brazilian subsidiaries have designated the U.S. dollar as the functional currency for accounting purposes. For Brazilian tax purposes, these companies have elected to treat these exchange gains or losses as taxable or deductible only when cash payments are made. The Company did not record deferred assets or liabilities related to the unrealized gains and losses that occur on an interim basis related to its U.S. dollar denominated debt. Under U.S. GAAP, these increases/decreases in deferred liabilities/assets are permanent differences that are recorded as an adjustment to tax expense.

Establishment of a U.S. Liability Related to Brazilian Deferred Tax Assets—One of the Company’s Brazilian subsidiaries, Sul, which has designated its functional currency as the Brazilian real, has generated deferred tax assets mainly related to net operating losses, unrealized tax losses on foreign currency transactions and certain other taxable temporary differences. A restructuring transaction was undertaken in relation to this subsidiary in July 2002. At the time of this restructuring, the Company should have recorded a reduction to the deferred tax assets for the U.S. income tax liability associated with the future projected Brazilian taxable income.

Establishment of Other Valuation Allowances—The Company determined that certain valuation allowances should have been provided at various subsidiaries in Chile, Colombia, Brazil and Argentina related to deferred tax assets recorded primarily related to net operating loss carryforwards. Under U.S. GAAP, the Company is required to assess its ability to utilize deferred tax assets under a “more likely than not” standard and provide a valuation allowance to the extent the asset or any part of it does not meet this test. As part of the deferred tax review, the Company determined that these deferred tax assets were unlikely to be utilized in full or in part, based on information available in these historical periods and consequently did not meet the “more likely than not” standard.

Other Tax Expense Items—The Company undertook a detailed comparison of the tax returns filed to accounting records in a majority of the countries in which we operate and identified certain other adjustments related to this reconciliation. Most significantly, these adjustments included the following:

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

•       the omission of certain purchase accounting adjustments related to the final valuation of our concession assets and recording of severance provisions from the U.S. GAAP financial statements; and

•       incorrect treatment related to the accounting for dividends.

AES Elpa

As a result of the income tax review performed at AES Elpa, one of the Company’s Brazilian holding companies, the Company identified a long-term liability which had been recorded for Brazilian GAAP but which had been omitted from U.S. GAAP financial statements at the acquisition date. The proper recording of this liability at the acquisition date would have increased the opening balance of goodwill, which was subsequently impaired and thereby written off as of the end of December, 2002. The impact of this adjustment as of December 31, 2002, increased long term liabilities and increased goodwill impairment expense and prior retained earnings by the same combined amount. This long-term liability is accreted by an interest expense component on a monthly basis.

AES Tiete

The Company determined that an error had been made in the initial accounting for a debt instrument which had been assumed at the date of purchase of Tiete, a generation company in Brazil, in 1999. The debt requires an annual adjustment to principal based on changes in the local rate of inflation. The Company accounted for this by using estimates of future inflation over the life of the debt and amortizing these adjustments as a component of interest expense over the term of the loan. These future inflation estimates were recorded on the balance sheet as a deferred financing cost within long-term assets. Periodically, adjustments were made to these estimates when the actual annual inflation calculations were charged to the principal balance. Subsequently, it was determined that inflation changes should be calculated and adjusted on a monthly basis through interest expense based on the rate of inflation in that month, regardless of how the actual cash payment would finally be determined.

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

Brasiliana Energia

The correction of the error related to AES Elpa described above and other adjustments prior to January 2004 which impacted the net assets of Eletropaulo, Tiete and Uruguaiana, also impacted the recording of the Brazilian debt restructuring transaction with our lender, BNDES, as described earlier. The impact on the 2004 restated financials decreased the minority interest share allocated to BNDES and increased additional paid-in capital, a component of stockholders’ equity. The adjustment to additional paid-in capital was recorded in accordance with the Company’s previously established accounting policy pertaining to gains or losses resulting from subsidiary sales of stock as permitted under SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.”

Corporate Consolidation Accounting

During the restatement period, the Company undertook additional reviews of the consolidation process, including a review of consolidation journal entries to ascertain that appropriate supporting documentation existed and that current personnel who were performing the consolidation understood the basis for these entries. Several historical consolidation elimination adjustments were identified as errors which primarily affected deferred income taxes and other accumulated comprehensive income balances. The errors originated in years prior to 2002 and generally resulted from an inadequately controlled consolidation process including the elimination of investment accounts against subsidiary equity balances, general balancing controls related to the income statements and balance sheets submitted by our subsidiaries, and inadequate balance sheet reconciliations of consolidated deferred income tax accounts. The correcting entries resulted primarily in a decrease in deferred income tax liabilities and an increase in foreign currency translation, a component of other comprehensive income.

Cash Classifications

As part of an ongoing balance sheet review process, it came to the Company’s attention that several of its subsidiaries incorrectly included certain short-term investments as cash and cash equivalents in the balance sheet. The restatement impact was a decrease in cash and cash equivalents and an increase in short-term investments as of March 31, 2005 and December 31, 2004, respectively.

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

The following tables set forth the previously reported and restated amounts of selected items within the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, within the condensed consolidated statements of operations and comprehensive income for the three months ended

March 31, 2005 and 2004, and within the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.

Selected Balance Sheet Data: ($ in millions)

	March 31, 2005		December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Cash & cash equivalents	$1,555	$1,499	$1,408	$1,281
Short term investments	$57	$114	$141	$268
Deferred income taxes - current	$193	$288	$187	$218
Prepaid expenses	$116	$110	$93	$87
Other current assets	$674	$732	$713	$736
Total current assets	$4,896	$5,044	$4,938	$4,986
Electric generation and distribution assets	$22,463	$21,761	$22,434	$21,729
Accumulated depreciation	$5,530	$5,431	$5,353	$5,259
Property, plant and equipment, net	$18,823	$18,220	$18,788	$18,177
Deferred financing costs, net	$496	$327	$513	$343
Goodwill, net	$1,422	$1,460	$1,378	$1,419
Deferred income taxes-noncurrent	$798	$740	$813	$774
Other assets	$1,866	$1,792	$1,910	$1,832
Total other assets	$5,944	$5,681	$6,006	$5,760
Total assets	$29,663	$28,945	$29,732	$28,923
Liabilities and Stockholders' Equity
Accrued and other liabilities	$1,686	$1,769	$1,583	$1,656
Non-recourse debt-current	$1,748	$1,749	$1,618	$1,619
Total current liabilities	$5,095	$5,179	$4,822	$4,894
Non-recourse debt-noncurrent	$11,435	$11,438	$11,813	$11,817
Deferred income taxes -noncurrent	$729	$781	$685	$685
Other long-term liabilities	$3,108	$3,217	$3,261	$3,375
Total long-term liabilities	$21,157	$21,321	$21,660	$21,778
Minority interest	$1,663	$1,352	$1,605	$1,279
Additional paid-in-capital	$6,368	$6,454	$6,341	$6,423
Accumulated deficit	$680	$1,691	$813	$1,815
Accumulated other comprehensive loss	$3,947	$3,677	$3,890	$3,643
Total stockholders' equity	$1,748	$1,093	$1,645	$972
Total liabilities and stockholders' equity	$29,663	$28,945	$29,732	$28,923

Selected Statement of Operations and Comprehensive Income Data: ($ in millions)

	March 31, 2005		March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Regulated revenues	$1,381	$1,399	$1,146	$1,145
Regulated cost of sales	$1,056	$1,032	$889	$883
Non-regulated cost of sales	$807	$807	$688	$689
Total cost of sales	$1,863	$1,839	$1,577	$1,572
Gross margin	$782	$824	$680	$684
Interest expense	$467	$467	$493	$501
Foreign currency transaction losses, net	$12	$31	$8	$34
Income before income taxes and minority interest	$350	$377	$201	$171
Income tax expense	$126	$147	$64	$75
Minority interest expense	$91	$106	$63	$54
Income from continuing operations	$133	$124	$74	$42
Net income	$133	$124	$48	$16
Unrealized currency translation (losses) gains	$(18)	$(10)	$10	$18
Change in fair value of derivatives in comprehensive loss	$39	$24	$107	$107
Comprehensive income (loss)	$76	$90	$(49)	$(73)
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.20	$0.19	$0.12	$0.07
Discontinued operations	—	—	(0.04)	(0.04)
Cumulative effect of accounting change	—	—	—	—
BASIC EARNINGS PER SHARE:	$0.20	$0.19	$0.08	$0.03
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.20	$0.19	$0.12	$0.07
Discontinued operations	—	—	(0.04)	(0.04)
Cumulative effect of accounting change	—	—	—	—
DILUTED EARNINGS PER SHARE:	$0.20	$0.19	$0.08	$0.03

Selected Statement of Cash Flow Data: ($ in millions)

	March 31, 2005		March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash provided by operating activities	$520	$518	$402	$401
Net cash used in investing activities	$166	$106	$631	$654
Net cash used in financing activities	$176	$176	$387	$387
Cash and cash equivalents, beginning	$1,396	$1,281	$1,727	$1,663
Cash and cash equivalents, ending	$1,555	$1,499	$1,095	$1,008

Prior Interim Period Adjustment

On July 4, 2005, the National Electric Energy Agency (“ANEEL”), an independent federal regulatory agency which has exclusive authority over the Brazilian power industry, concluded its assessment and determination of prior year tariff adjustments (the “Tariff Reset”) for Eletropaulo, a distribution company in Brazil included in the Large Utilities segment. The Tariff Reset includes an adjustment to the regulatory base rate and to the associated operating costs for services performed and costs incurred during the period July 2003 through June 2005. The Tariff Reset also includes an adjustment for the recovery of other costs incurred during the period July 2004 through June 2005, not recovered in the 2004 tariff adjustment. The collection and recovery period for the Tariff Reset will be July 2005 through July 2006.

In accordance with SFAS No. 16, “Prior Period Adjustments,” the Company has accounted for and reported the adjustment of utility revenue under rate-making processes that relates to prior interim periods of the current fiscal year in its consolidated financial statements as follows:

•      The portion of the Tariff Reset related to business activities for the period of July 2003 through December 2004 are included in the determination of net income for the three months ended March 31, 2005.  The increase to revenues, gross margin, income from continuing operations, net income and diluted earnings per share for this portion of the Tariff Reset was $17 million, $31 million, $7 million, $7 million, and $0.01 per share, respectively.

•      The portion of the Tariff Reset related to business activities for the period of January through March 2005 are included in the determination of net income for the three months ended March 31, 2005.  The increase to revenues, gross margin, income from continuing operations, net income and diluted earnings per share for this portion of the Tariff Reset was $5 million, $8 million, $2 million, $2 million, and $0.00 per share, respectively.

The adjustment to the three months ended March 31, 2005 is required pursuant to SFAS No. 16 and is not an accounting error pursuant to Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes.”

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

The following table presents a reconciliation (in millions) of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended March 31,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$124	651	$0.19	$42	627	$0.07
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	11	—	—	7	—
Restricted stock units	—	1	—	—	—	—
DILUTED EARNINGS PER SHARE	$124	663	$0.19	$42	634	$0.07

There were approximately 8,609,769 and 27,024,582 options outstanding at March 31, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. In addition, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.

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

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed separate lawsuits in the Dominican Republic against Ede Este, a former subsidiary of AES, and Itabo, an AES affiliate. The lawsuit against Itabo also names the president of Itabo as a defendant. In the action against Itabo, CDEEE requested a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties. On September 29, 2004, the Court rejected CDEEE’s request. CDEEE also requested that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 2004 to CDEEE, and that an independent expert audit the accounting records and present a report to CDEEE and the court. At a hearing that was held on March 30, 2005, Itabo argued that the court did not have jurisdiction to hear the case and that the case should be decided in an arbitration proceeding. The judge asked the parties to submit briefs on the matter and reserved on the issue. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of Itabo of all Ede Este’s commercial and financial operations with affiliate companies since August 5, 1999. On February 9, 2005, Itabo filed a lawsuit against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) seeking among other relief, to enforce the arbitration/dispute resolution processes set forth in the contracts among the parties.

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

Other

In exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of AES Sul. The Sul Option, which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the earlier of the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to AES’s right to a six month extension under certain circumstances. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the AES Sul syndicated lenders. The probability of BNDES exercising the Sul Option is unknown at this time. In the event BNDES exercises its option, 53.85% of our ownership in AES Sul would be transferred to BNDES and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at $464 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option.

6.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three months ended March 31, 2005 and 2004 are as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Net income	$124	$16
Foreign currency translation adjustments (net of income taxes of $- and $-, respectively)	(10)	18
Derivative activity:
Reclassification to earnings (net of income tax benefit of $9 and $14, respectively)	19	41
Change in derivative fair value (net of income tax benefit of $27 and $35, respectively)	(43)	(148)
Change in fair value of derivatives	(24)	(107)
Comprehensive income (loss)	$90	$(73)

Accumulated other comprehensive loss is as follows at March 31, 2005:

Accumulated other comprehensive loss December 31, 2004	$(3,643)
Total foreign currency translation adjustments	(10)
Change in fair value of derivatives	(24)
Accumulated other comprehensive loss March 31, 2005	$(3,677)

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

Information about the Company’s operations and assets by segment is as follows (in millions):

	Revenue(1)		Gross Margin(2)
Three Months Ended March 31,	2005	2004	2005	2004
Large Utilities	$1,025	$816	$292	$198
Growth Distribution	374	329	75	64
Contract Generation	985	868	392	358
Competitive Supply	279	243	65	64
Total	$2,663	$2,256	$824	$684

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

	Total Assets
	March 31,	December 31,
	2005	2004
Large Utilities	$9,135	$9,330
Growth Distribution	2,212	2,216
Contract Generation	14,100	14,034
Competitive Supply	2,158	2,156
Corporate	1,340	1,187
Total	$28,945	$28,923

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement of Previously Issued Quarterly Financial Statements

This Form 10-Q/A is being filed to correct accounting errors contained in our consolidated financial statements included in our previously filed Form 10-Q for the quarter ended March 31, 2005. This Form 10-Q/A has also been amended to reflect a prior interim period adjustment as required by Statement of Financial Accounting Standard No. 16. See Note 1 to the condensed consolidated financial statements for a discussion of the nature of these errors and this adjustment and their impact on the restated condensed consolidated financial statements. The discussion set forth below has been amended to reflect the adjustments made in the restatement to the financial statements as described in Note 1 to the consolidated financial statements, however no attempt has been made to modify or update any other information presented below.

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

First Quarter Operating Highlights

We achieved solid results in the first quarter of 2005 as compared to the first quarter of 2004 with positive improvements in most key financial drivers as noted below:

	Three Months Ended March 31,
	2005	2004	% Change
	($ in millions, except per share amounts)
Revenue	$2,663	$2,256	18%
Gross Margin	$824	$684	20%
Gross Margin as a % of Revenue	30.9%	30.3%	N/A
Diluted Earnings Per Share from Continuing Operations	$0.19	$0.07	171%
Net Cash Provided By Operating Activities	$518	$401	29%

Revenue increased 18% to $2.7 billion in the first quarter of 2005 from $2.3 billion in the first quarter of 2004 with contributions from all of our segments, led by our large utility in Brazil, Eletropaulo. Key factors leading to the increase were higher tariffs, positive impacts from foreign currency translation and higher demand in certain segments.

Gross margin increased 20% to $824 million in the first quarter of 2005 from $684 million in the first quarter of 2004 based on higher year over year revenues. Gross margin as a percent of sales increased slightly from 30.3% in 2004 to 30.9% in 2005 due to higher margin earnings from Eletropaulo partially offset by higher fuel costs in our Argentine and Chilean businesses and the delay in the tariff increase for our Venezuelan utility.

Diluted earnings per share from continuing operations increased 171% to $0.19 from $0.07 in the first quarter of 2004. Improvements from higher gross margins and lower interest expense were partially offset by an estimated higher effective tax rate and an increase in our minority interest expense due to higher earnings in our large utility business in Brazil.

Net cash from operating activities increased 29% to $518 million from $401 million for the first quarter of 2004. This year over year increase was largely driven by higher earnings and proceeds from the favorable termination of a currency hedge, offset by an increase in working capital.

Strategic Highlights

In support of our growth strategy to increase our presence in the wind generation business, in March 2005 we closed our acquisition of SeaWest Holdings, Inc. (“SeaWest”), a leading wind generation operator and developer, for approximately $60 million. We also provided $25 million to fund the initial construction costs for our first wind power project, a 120 MW project called Buffalo Gap 1, in Texas. Through the acquisition, AES gains operational control of 500 MW of wind facilities in California, Wyoming and Oregon and 1,800 MW of development sites in 10 states in the western U.S., including the Buffalo Gap 1 project, and options on more than 100,000 acres of land for potential sites in SeaWest’s development pipeline. AES’s acquisition of SeaWest, combined with its 2004 investment in US Wind Force, LLC, and its recent joint venture with EHN to develop wind projects in New York, gives the Company a strong base of wind projects operating or in development in fourteen states.

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

Results of Operations

	Three Months Ended March 31,
	2005	2004	$ change	% change
	($ in millions, except per share amounts)
Gross margin:
Large Utilities	$292	$198	$94	47%
Growth Distribution	75	64	11	17
Contract Generation	392	358	34	9
Competitive Supply	65	64	1	2
Total gross margin	824	684	140	20
General and administrative expenses(1)	(49)	(48)	(1)	2
Interest expense	(467)	(501)	34	(7)
Interest income	90	69	21	30
Other expense, net	(15)	(14)	(1)	7
Loss on sale of investments, asset and goodwill impairment expense	—	(1)	1	(100)
Foreign currency transaction losses	(31)	(34)	3	(9)
Equity in earnings of affiliates	25	16	9	56
Income tax expense	(147)	(75)	(72)	96
Minority interest expense	(106)	(54)	(52)	96
Income from continuing operations	124	42	82	195
Loss from operations of discontinued businesses	—	(26)	26	(100)
Net income	$124	$16	$108	675%
Per Share Data:
Basic income per share from continuing operations	$0.19	$0.07	$0.12	171%
Diluted income per share from continuing operations	$0.19	$0.07	$0.12	171%

(1)          General and administrative expenses are corporate and business development expenses.

Overview

Revenue

	For the Three Months Ended March 31,
	2005		2004
		% of Total		% of Total
	Revenue	Revenues	Revenue	Revenues
	($ in millions)
Large Utilities	$1,025	39%	$816	36%
Growth Distribution	374	14%	329	15%
Regulated	1,399	53%	1,145	51%
Contract Generation	985	37%	868	38%
Competitive Supply	279	10%	243	11%
Non-Regulated	1,264	47%	1,111	49%
Total	$2,663	100%	$2,256	100%

Revenues increased $407 million, or 18%, to $2.7 billion for the three months ended March 31, 2005 from $2.3 billion for the three months ended March 31, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 14% for the three months ended March 31, 2005 from the three months ended March 31, 2004. The increase in revenues occurred across all segments, particularly in our Large Utilities and Contract Generation businesses and was driven by higher realized prices, the positive impacts of foreign currency translation and improved demand.

Gross Margin

	For the Three Months Ended March 31,
	2005		2004
		% of Total		% of Total
	Gross Margin	Gross Margin	Gross Margin	Gross Margin
	($ in millions)
Large Utilities	$292	36%	$198	29%
Growth Distribution	75	9%	64	9%
Regulated	367	45%	262	38%
Contract Generation	392	47%	358	52%
Competitive Supply	65	8%	64	10%
Non-Regulated	457	55%	422	62%
Total	$824	100%	$684	100%

Gross margin increased $140 million, or 20%, to $824 million for the three months ended March 31, 2005 from $684 million for the three months ended March 31, 2004. This increase was due to gross margin increases from our Large Utilities, Contract Generation and Growth Distribution segments due to higher revenues partially offset by higher fuel, purchased electricity and other fixed costs in certain of our segments.

Segment Analysis

Large Utilities Revenue

	For the Three Months Ended March 31,
	2005		2004
		% of Total		% of Total
	Revenue	Revenues	Revenue	Revenues
	($ in millions)
North America	$227	9%	$215	10%
South America	654	25%	455	20%
Caribbean*	144	5%	146	6%
Total	$1,025	39%	$816	36%

*                    Includes Venezuela

Revenue from the large utilities segment for the three months ended March 31, 2005 increased $209 million, or 26%, compared to the three months ended March 31, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased 20% for the three months ended March 31, 2005 as compared to the same period in 2004. Revenue increases were due to an increase in revenue in Brazil (Eletropaulo) of $218 million due to higher overall tariffs, including the final realization of prior year tariff increases related to lost margin during the 2002 rationing period, favorable foreign currency translation impacts and improved demand; and in the U.S. (IPL) resulting from favorable price variances driven by improved revenue mix slightly offset by lower demand as a result of a warmer winter; offset by revenue decreases of $2 million in Venezuela (EDC) as a result of the unfavorable effect of exchange rates on revenue only partially offset by favorable price and demand variances.

Large Utilities Gross Margin

	For the Three Months Ended March 31,
	2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$82	10%	$77	11%
South America	167	21%	62	9%
Caribbean*	43	5%	59	9%
Total	$292	36%	$198	29%
Large Utilities Gross Margin as a% of Large Utilities Revenue	28.5%		24.3%

*                    Includes Venezuela

Gross margin from our large utilities segment increased $94 million, or 47%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was primarily due to a gross margin increase of $105 million in Brazil (Eletropaulo) driven by the revenue gains noted above offset partially by transmission costs, a gross margin improvement of $5 million in the U.S. (IPL) resulting from the revenue gains described above substantially offset by higher fixed costs (including wages and depreciation) and higher variable costs (primarily purchased electricity and fuel costs) and a gross margin decline of $17 million in Venezuela (EDC) primarily due to a delay in the tariff increase and higher fixed costs (including labor and taxes). Gross margin as a percentage of revenue increased to 28.5% in the first three months of 2005 versus 24.3% in 2004 as a result of the higher margin revenue in Brazil partially offset by the impact of no tariff increases in Venezuela.

Growth Distribution Revenue

	For the Three Months Ended March 31,
	2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
South America	$153	6%	$125	6%
Caribbean*	88	3%	84	4%
Europe/Africa	133	5%	120	5%
Total	$374	14%	$329	15%

*                    Includes El Salvador

Revenue from the growth distribution segment for the three months ended March 31, 2005 increased $45 million, or 14%, compared to the three months ended March 31, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased 9% for the three months ended March 31, 2005 when compared to the same period in 2004. Revenue increases in Brazil (Sul) were due to an increase in revenue of $23 million due to favorable price variances driven by favorable exchange rates, higher tariffs and improved demand; revenue growth of $10 million in Cameroon (AES Sonel) resulting from improved demand and favorable exchange rates; revenue increase of $8 million in Argentina (Eden, Edes and Edelap) as a result of favorable price and demand variances; and a combined revenue expansion of $6 million in our Ukraine and El Salvador utilities primarily driven by higher tariffs and demand.

Growth Distribution Gross Margin

	For the Three Months Ended March 31,
	2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
South America	$23	3%	$32	5%
Caribbean*	17	2%	17	2%
Europe/Africa	36	4%	16	2%
Asia	(1)	—%	(1)	—%
Total	$75	9%	$64	9%
Growth Distribution Gross Margin as a % of Growth Distribution Revenue	20.1%		19.5%

*                    Includes El Salvador

Gross margin from our growth distribution segment increased $11 million, or 17%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was primarily due to a gross margin increase of $20 million in Cameroon (AES SONEL) driven by the revenue gains noted above, coupled with lower variable costs primarily as a result of lower fuel and fixed costs; a gross margin decline of $11 million in Brazil (Sul) resulting from the revenue gains described above being more than offset by higher purchased electricity costs; and a combined gross margin decline of $2 million in our Ukraine, Argentina, and El Salvador utilities attributable primarily to higher purchased electricity costs. Gross margin as a percent of revenue increased to 20.1 % in the first three months of 2005 versus

19.5% in 2004 as lower costs in Cameroon were largely offset by higher purchased electricity costs in Brazil and Argentina.

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

Contract Generation Gross Margin

	For the Three Months Ended March 31,
	2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$74	9%	$96	14%
South America	148	18%	119	17%
Caribbean	41	5%	34	5%
Europe/Africa	60	7%	52	8%
Asia	69	8%	57	8%
Total	$392	47%	$358	52%
Contract Generation Gross Margin as a % of Contract Generation Revenue	39.8%		41.2%

Gross margin from our contract generation segment increased $34 million, or 9%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to increased contract pricing in Chile (Gener) and Brazil (Tiete and Uruguaiana), and higher production volumes in Qatar (Ras Laffan) and Gener. The contract generation gross margin as a percentage of revenues decreased to 39.8% for the first quarter of 2005 versus 41.2% for 2004. This decrease was primarily due to Gener procuring higher priced fuel and purchased electricity as a result of gas shortages caused by restrictions on imports of natural gas from Argentina and the scheduled decreases in the contracted capacity payments in the U.S. (Shady Point).

Competitive Supply Revenue

	For the Three Months Ended March 31,
	2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$117	4%	$114	5%
South America	52	2%	31	1%
Caribbean	29	1%	30	1%
Europe/Africa	35	1%	32	2%
Asia	46	2%	36	2%
Total	$279	10%	$243	11%

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

Competitive Supply Gross Margin

	For the Three Months Ended March 31,
	2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$28	3%	$28	4%
South America	9	1%	10	2%
Caribbean	15	2%	10	2%
Europe/Africa	(2)	—%	3	—%
Asia	15	2%	13	2%
Total	$65	8%	$64	10%
Competitive Supply Gross Margin as a % of Competitive Supply Revenue	23.3%		26.3%

Gross margin from our competitive supply segment remained stable for the three months ended March 31, 2005 increasing $1 million, or 2% compared to the three months ended March 31, 2004. The competitive supply gross margin as a percentage of revenues decreased to 23.3% for the first quarter of 2005 compared to 26.3% for 2004. This decrease was primarily due to higher fuel costs for our businesses in South America (CTSN and Parana) and forced outages in the U.S. (New York).

General and administrative expenses

General and administrative expenses increased $1 million to $49 million for the three months ended March 31, 2005 from $48 million for the three months ended March 31, 2004. General and administrative expenses as a percentage of total revenues was 2% in 2005 and 2004.

Interest expense

Interest expense decreased $34 million, or 7%, to $467 million for the three months ended March 31, 2005 from $501 million for the three months ended March 31, 2004. Interest expense decreased primarily due to the benefits of debt retirements at the parent company and lower hedge related costs, partially offset by negative impacts from foreign currency translation and increased debt related to new projects.

Interest income

Interest income increased $21 million to $90 million for the three months ended March 31, 2005 from $69 million for the three months ended March 31, 2004. Interest income increased primarily due to increased interest rates and higher cash balances.

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

Foreign currency transaction losses

The Company recognized foreign currency transaction losses of $31 million for the three months ended March 31, 2005 compared to $34 million for the three months ended March 31, 2004. The $3 million decrease was primarily related to gains in Venezuela offset by losses in Brazil. The decrease in losses primarily related to foreign currency transaction gains recorded at EDC during the first quarter of 2005 due to an 11% devaluation of the Venezuelan bolivar. EDC’s functional currency is the U.S. dollar, and a portion of its debt is denominated in the Venezuelan bolivar. When the Venezuelan bolivar experiences devaluation, gains are recorded related to the bolivar denominated debt. These gains were partially offset by losses at Eletropaulo primarily due to mark-to-market losses on foreign currency transaction hedges.

Foreign currency transaction gains (losses) at certain of the Company’s foreign subsidiaries and affiliates were as follows (in millions):

	Three Months Ended March 31,
	2005	2004
	(in millions)
Argentina	$4	$7
Brazil	(29)	(9)
Venezuela	11	(23)
Dominican Republic	(7)	(1)
Pakistan	(6)	(4)
Other	(4)	(4)
Total(1)	$(31)	$(34)

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

Income taxes

Income tax expense on continuing operations increased $72 million to $147 million for the three months ended March 31, 2005 from $75 million for the three months ended March 31, 2004. The Company’s effective tax rates were 39% and 44% for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate decrease in 2005 from the same period in 2004 was driven by the impact of U.S. taxes on distributions from and earnings of certain non-U.S. subsidiaries.

Minority Interest

Minority interest expense increased $52 million to $106 million for the three months ended March 31, 2005 from $54 million for the three months ended March 31, 2004. The increase is primarily due to higher earnings from our Brazilian subsidiaries.

Contingent Matters

As disclosed in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A, in exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of AES Sul. The Sul Option, which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the earlier of the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to AES’s right to a six month extension under certain circumstances. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the AES Sul syndicated lenders. The probability of BNDES exercising the Sul Option is unknown at this time. In the event BNDES exercises its option, 53.85% of our ownership in AES Sul would be transferred to BNDES and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at $464 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option.

Critical Accounting Policies and Estimates

The consolidated financial statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on January 19, 2006. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis included in the Company’s 2004 Form 10-K/A.  An accounting estimate is considered critical if: the estimate requires management to make assumption about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period.  Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual accounting estimates could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the three months ended March 31, 2005. The Company did not make any changes to those policies during the period.

Recent Accounting Developments

See Note 1 to the condensed consolidated financial statements included in this Form 10-Q/A for a discussion of new accounting standards.

Capital Resources and Liquidity

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as parent company), and is generally secured by the capital stock, physical assets, contracts and cash flows of the related subsidiary or affiliate. At March 31, 2005, we had $5.2 billion of recourse debt and $13.2 billion of non-recourse debt outstanding.

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

Cash Flows

At March 31, 2005, we increased cash and cash equivalents by $218 million from December 31, 2004 to a total of $1,499 million. The change in cash balances was impacted by $518 million of cash provided by operating activities offset by the use of cash for investing and financing activities of $106 million and $176 million, respectively, and by the negative effect of exchange rates on cash of $18 million. Cash used for financing activities included a net reduction in debt of $160 million for the quarter.

Operating Activities

Net cash provided by operating activities increased by $117 million to $518 million during the first quarter of 2005, versus $401 million during the same period in 2004 due to an increase in net earnings (adjusted for non-cash items) of $70 million and a net increase in other assets and liabilities of $89 million, offset by an increase in working capital of $42 million. The net increase in other assets and liabilities is due largely to higher non-cash mark-to-market derivative liabilities and proceeds related to a hedge termination payment from the settlement of a foreign currency derivative contract. Working capital changed due to an increase in accounts payable offset by increases in accounts receivable and prepaid expenses and other current assets. The primary reason for the increase in working capital was an increase in current regulatory assets in Brazil due to previously incurred costs which are now allowed to be passed on to the customer.

Investing Activities

Net cash used in investing activities totaled $106 million during the first quarter of 2005 as compared to $654 million in the first quarter of 2004. In 2005, cash used in investing activities includes $271 million for property additions and $85 million for acquisitions, partially offset by the net sale of short term investments of $158 million and a decrease in restricted cash and debt service reserves of $94 million.

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

The reduction in the net sales of short-term investments of $217 million quarter over quarter was mainly due to a release of collateral at EDC of $132 million in March 2005 as a result of a repayment of approximately $264 million of related debt. In addition, Brazil had net proceeds of $57 million in the first quarter of 2005 compared to net purchases of $23 million in the first quarter of 2004. The increase in the sale of investments by Brazil in the first quarter of 2005 were used to pay down debt and various operational expenses, including taxes.

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

	March 31,	December 31,
	2005	2004
	(in millions)
Cash and cash equivalents	$1,499	$1,281
Less: cash and cash equivalents at subsidiaries	1,243	994
Parent cash and cash equivalents	256	287
Borrowing available under revolving credit facility	218	352
Cash at qualified holding companies(1)	3	4
Total parent liquidity	$477	$643

(1)          The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the parent company.

The following table sets forth our parent company contingent contractual obligations as of March 31, 2005:

Contingent contractual obligations	Amount	Number of Agreements	Term Range (years)	Exposure Range for Each Agreement
	($ in millions)
Guarantees(1)	$442	42	<1 - 20+	<$1 - $100
Letters of credit—under the Revolver	222	15	<1 - 3	<$1 - $95
Surety bonds	4	3	<1	<$1 -$3
Total	$668	60

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

None of the subsidiaries that are currently in default meet the applicable definition of materiality in AES’s corporate debt agreements in order for such defaults to trigger an event of default or permit an acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES parent company’s senior notes, senior subordinated notes and junior subordinated notes.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the three months ended March 31, 2005 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K/A for the year ended December 31, 2004.

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

The Value at Risk as of March 31, 2005 for foreign exchange, interest rate and commodities was $31 million, $101 million and $9 million, respectively.

ITEM 4.      CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2005, our disclosure controls and procedures were ineffective. Based upon the initial evaluation completed with the filing of the Form 10-Q, the CEO and CFO concluded that as of March 31, 2005, our disclosure controls and procedures were effective. Due to the subsequent identification of errors requiring the Company to file this Form 10-Q/A, the Company, including the CEO and CFO, revised its evaluation and has concluded that as of March 31, 2005, our disclosure controls and procedures were ineffective.

As reported in Item 9A of the Company’s 2004 Form 10-K/A, management reported that material weaknesses existed in our internal controls as of December 31, 2004 and is in the process of taking remedial steps to correct these weaknesses. Due to the fact that these remedial steps have not been completed as of March 31, 2005, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

Changes in Internal Controls

As reported in Item 9A of our 2004 Form 10-K/A, the Company determined that the following material weaknesses in internal control over financial reporting existed as of December 31, 2004:

Income Taxes:

The Company lacked effective controls for the proper reconciliation of the components of its parent company and subsidiaries’ income tax assets and liabilities to related consolidated balance sheet accounts, including a detailed comparison of items filed in the subsidiaries’ tax returns to the corresponding calculation of U.S. GAAP balance sheet tax accounts. Management determined that the Company lacked an effective control to ensure that foreign subsidiaries whose functional currency is the U.S. dollar had properly classified income tax accounts as monetary, rather than non-monetary, assets and liabilities at the time of acquisition. These subsidiaries were not re-measuring their deferred tax balances each period in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” and SFAS No. 109, “Accounting for Income Taxes.” Finally, the Company determined that it lacked effective controls and procedures for evaluating and recording tax related purchase accounting adjustments to the financial statements.

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

Consolidation Accounting:

The Company lacked effective controls related to adequate evaluation and documentation of certain journal entries made as part of the preparation of the consolidated financial statements. During the course of the Company’s tax remediation activities and in conjunction with other post-closing procedures initiated during the first quarter of 2005, management determined that there were errors in certain entries made in the consolidation process that were initially recorded prior to 2002 and carried forward as unchanged amounts from 2002 through 2004. Management reported in the 2004 Form 10-K/A that it has adequately remediated this material weakness.

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

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.                 LEGAL PROCEEDINGS

The following disclosure provides a summary and update of significant changes, if any, from December 31, 2004, related to our significant claims, suits and legal proceedings. Readers should also refer to Item 3 in Part I of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005 and Note 11 of the notes to our consolidated financial statements in Part II of such Annual Report on Form 10-K/A for a more detailed description of each claim.

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

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed separate lawsuits in the Dominican Republic against Ede Este, a former subsidiary of AES, and Itabo, an AES affiliate. The lawsuit against Itabo also names the president of Itabo as a defendant. In the action against Itabo, CDEEE requested a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties. On September 29, 2004, the Court rejected CDEEE’s request. CDEEE also requested that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 2004 to CDEEE, and that an independent expert audit the accounting records and present a report to CDEEE and the court. At a hearing that was held on March 30, 2005, Itabo argued that the court did not have jurisdiction to hear the case and that the case should be decided in an arbitration proceeding. The judge asked the parties to submit briefs on the matter and reserved on the issue. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of Itabo of all Ede Este´s commercial and financial operations with affiliate companies since August 5, 1999. On February 9, 2005, Itabo filed a lawsuit against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) seeking among other relief, to enforce the arbitration/dispute resolution processes set forth in the contracts among the parties.

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

Mr. Paul Hanrahan, Mr. Robert Hemphill, Mr. William Luraschi and Mr. John Ruggirello have adopted trading plans pursuant to Rule 10b5-1.

ITEM 6.                 EXHIBITS

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a—14(b) or 15d- 14(b) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION
(Registrant)
Date: January 19, 2006	By:	/s/ BARRY J. SHARP
Name: Barry J. Sharp
Title: Executive Vice President and Chief Financial Officer