Form 10-Q
period 2005-06-30
AES CORP
filed 2006-01-19
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at January 6, 2006, was 655,986,313.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART I: Financial Information (unaudited)
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and the Three and Six Months Ended June 30, 2004 (as restated)	3
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (as restated)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	45
Item 4. Controls and Procedures	45
PART II: Other Information
Item 1. Legal Proceedings	50
Item 2. Unregistered Sales of Securities and Use of Proceeds	57
Item 3. Defaults Upon Senior Securities	57
Item 4. Submissions of Matters to a Vote of Security Holders	57
Item 5. Other Information	58
Item 6. Exhibits	58
Signatures	59

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)*		(Restated)*
Revenues
Regulated	$1,395	$1,146	$2,794	$2,291
Non-regulated	1,273	1,116	2,537	2,227
Total revenues	2,668	2,262	5,331	4,518
Cost of sales
Regulated	(1,281)	(868)	(2,313)	(1,751)
Non-regulated	(861)	(738)	(1,668)	(1,427)
Total cost of sales	(2,142)	(1,606)	(3,981)	(3,178)
Gross margin	526	656	1,350	1,340
General and administrative expenses	(45)	(42)	(94)	(90)
Interest expense	(475)	(470)	(942)	(971)
Interest income	93	70	183	139
Other income (expense), net	67	1	52	(13)
Loss on sale of investments, asset and goodwill impairment expense	—	—	—	(1)
Foreign currency transaction losses, net	(1)	(47)	(32)	(81)
Equity in earnings of affiliates	21	23	46	39
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	186	191	563	362
Income tax expense	(82)	(17)	(229)	(92)
Minority interest expense	(19)	(71)	(125)	(125)
INCOME FROM CONTINUING OPERATIONS	85	103	209	145
Loss from operations of discontinued businesses (net of income tax benefit of $—, $6, $— and $4, respectively)	—	(29)	—	(55)
NET INCOME	$85	$74	$209	$90
Basic Earnings Per Share:
Income from continuing operations	$0.13	$0.16	$0.32	$0.23
Discontinued operations	—	(0.04)	—	(0.09)
BASIC EARNINGS PER SHARE	$0.13	$0.12	$0.32	$0.14
Diluted Earnings Per Share:
Income from continuing operations	$0.13	$0.16	$0.31	$0.23
Discontinued operations	—	(0.05)	—	(0.09)
DILUTED EARNINGS PER SHARE	$0.13	$0.11	$0.31	$0.14

*                    See Note 1

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,381	$1,281
Restricted cash	408	395
Short-term investments	104	268
Accounts receivable, net of allowances ($340 and $303, respectively)	1,650	1,575
Inventory	437	418
Receivable from affiliate	5	8
Deferred income taxes—current	348	218
Prepaid expenses	111	87
Other current assets	892	736
Total current assets	5,336	4,986
Property, Plant and Equipment:
Land	850	788
Electric generation and distribution assets	22,367	21,729
Accumulated depreciation and amortization	(5,783)	(5,259)
Construction in progress	1,118	919
Property, plant, and equipment—net	18,552	18,177
Other Assets:
Deferred financing costs—net	315	343
Investments in and advances to affiliates	695	655
Debt service reserves and other deposits	634	737
Goodwill—net	1,454	1,419
Deferred income taxes—noncurrent	759	774
Other assets	1,635	1,832
Total other assets	5,492	5,760
Total	$29,380	$28,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,094	$1,142
Accrued interest	354	335
Accrued and other liabilities	2,005	1,656
Recourse debt—current portion	145	142
Non-recourse debt—current portion	1,771	1,619
Total current liabilities	5,369	4,894
Long-Term Liabilities:
Non-recourse debt	11,441	11,817
Recourse debt	4,888	5,010
Deferred income taxes	772	685
Pension liabilities and other post-retirement liabilities	933	891
Other long-term liabilities	3,319	3,375
Total long-term liabilities	21,353	21,778
Minority Interest	1,430	1,279
Commitments and contingent liabilities (See Note 7)
Stockholders’ Equity:
Common stock ($.01 par value, 1,200,000,000 shares authorized; 654,043,358 and 650,093,402 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,473	6,423
Accumulated deficit	(1,606)	(1,815)
Accumulated other comprehensive loss	(3,646)	(3,643)
Total stockholders’ equity	1,228	972
Total	$29,380	$28,923

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
		(Restated)*
OPERATING ACTIVITIES:
Net cash provided by operating activities	$847	$613
INVESTING ACTIVITIES:
Property additions	(531)	(377)
Acquisitions—net of cash acquired	(85)	—
Proceeds from the sales of assets	6	36
Proceeds from the sales of emission allowances	29	—
Sale of short-term investments	802	727
Purchase of short-term investments	(611)	(759)
(Increase) decrease in restricted cash	(7)	19
Decrease (increase) in debt service reserves and other assets	73	(28)
Other investing	(10)	7
Net cash used in investing activities	(334)	(375)
FINANCING ACTIVITIES:
Issuance of recourse debt	6	491
Issuance of non-recourse debt and other coupon bearing securities	951	1,234
Repayments of recourse debt	(115)	(809)
Repayments of non-recourse debt and other coupon bearing securities	(1,248)	(1,542)
Payments for deferred financing costs	(10)	(65)
Distributions to minority interests	(47)	(54)
Contributions from minority interests	9	2
Issuance of common stock	16	4
Other financing	(2)	(2)
Net cash used in financing activities	(440)	(741)
Effect of exchange rate changes on cash	27	(28)
Total increase (decrease) in cash and cash equivalents	100	(531)
Cash and cash equivalents, beginning	1,281	1,663
Cash and cash equivalents, ending	$1,381	$1,132
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest—net of amounts capitalized	$849	$858
Cash payments for income taxes—net of refunds	$101	$78
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt retirement	$—	$145
Brasiliana Energia debt exchange	$—	$773

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

2.   Foreign currency remeasurement of deferred income tax balances where the U.S. dollar is the functional currency at certain subsidiaries

The functional currency for certain of the Company’s foreign subsidiaries is the U.S. dollar. After reviewing the income tax balances for certain of the Company’s U.S. dollar entities in Venezuela, Brazil, Chile, Colombia, Dominican Republic, Argentina and Mexico, the Company discovered that deferred income taxes were remeasured from local currency to the U.S. dollar using the historical exchange rate versus the current exchange rate as prescribed by Statement of Financial Standard (“SFAS”), No. 52, “Foreign Currency Translation”  and SFAS No. 109, “Accounting for Income Taxes,” starting in the year of acquisition or formation. In addition, as noted above, certain additional deferred tax amounts were recorded in these entities, which also required remeasurement—the largest of which was the additional deferred tax asset related to the EDC purchase accounting indexation adjustment described above.

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

Major components of the income tax expense adjustments are described below:

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

Other Tax Expense Items—The Company undertook a detailed comparison of the tax returns filed to accounting records in a majority of the countries in which we operate and identified certain other adjustments related to this reconciliation. Most significantly, these adjustments included to the following:

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

The following tables set forth the previously reported and restatement amounts (in millions) of selected items within the condensed consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 2004 and within the statement of cash flows for the six months ended June 30, 2004.

Selected Statement of Operations and Comprehensive Income Data: ($ in millions)

	For the three months ended,		For the six months ended,
	June 30, 2004		June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Regulated revenues	$1,147	$1,146	$2,293	$2,291
Regulated cost of sales	$878	$868	$1,767	$1,751
Non-regulated cost of sales	$737	$738	$1,425	$1,427
Total cost of sales	$1,615	$1,606	$3,192	$3,178
Gross margin	$648	$656	$1,328	$1,340
Interest expense	$460	$470	$953	$971
Foreign currency transaction losses, net	$55	$47	$63	$81
Income before income taxes and minority interest	$185	$191	$386	$362
Income tax expense	$59	$17	$123	$92
Minority interest expense	$59	$71	$122	$125
Income from continuing operations	$67	$103	$141	$145
Net income	$38	$74	$86	$90
Unrealized currency translation (losses) gains	$(81)	$(53)	$(71)	$(36)
Change in fair value of derivatives in comprehensive income (losses)	$36	$35	$(71)	$(72)
Comprehensive (loss) income	$(5)	$58	$(54)	$(16)
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.10	$0.16	$0.22	$0.23
Discontinued operations	(0.04)	(0.04)	(0.08)	(0.09)
Cumulative effect of accounting change	—	—	—	—
BASIC EARNINGS PER SHARE:	$0.06	$0.12	$0.14	$0.14
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.10	$0.16	$0.22	$0.23
Discontinued operations	(0.04)	(0.05)	(0.09)	(0.09)
Cumulative effect of accounting change	—	—	—	—
DILUTED EARNINGS PER SHARE:	$0.06	$0.11	$0.13	$0.14

Selected Statement of Cash Flows Data: ($ in millions)

	June 30, 2004
	As Previously Reported	As Restated
Net cash provided by operating activities	$610	$613
Net cash used in investing activities	$327	$375
Net cash used in financing activities	$741	$741
Cash and cash equivalents, beginning	$1,737	$1,663
Cash and cash equivalents, ending	$1,248	$1,132

2.   FINANCIAL STATEMENT PRESENTATION

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

Interim Financial Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2004 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC on January 19, 2006.

New Accounting Standards

Share-Based Payment.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment.” SFAS 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under Accounting Principles Board (“APB”) No. 25 by requiring that all share-based payments to employees, including grants of stock options for all outstanding years, be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Management is currently evaluating the effect of the adoption of SFAS No. 123R under the modified prospective application transition method, but does not expect the adoption to have a material effect on the Company’s financial condition, results of operations or cash flows, because the Company had previously adopted income statement treatment for compensation related to share-based payments under SFAS No. 123. On April 14, 2005, the SEC deferred the effective date of SFAS No. 123R until the beginning of 2006 for calendar year companies.

Implicit Variable Interest Entities.   In March 2005, the FASB issued Staff Position (“FSP”) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. Upon the adoption of FSP No. FIN 46(R)-5, the Company did not identify any potential or implicit VIEs.

Asset Retirement Obligations.   In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations.” Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of FIN 47 will have on the Company’s financial position and results of operations.

3.   INVENTORY

Inventory consists of the following (in millions):

	June 30,	December 31,
	2005	2004
Coal, fuel oil and other raw materials	$192	$193
Spare parts and supplies	245	225
Total	$437	$418

4.   LONG-TERM DEBT

Non-Recourse Debt

Debt Defaults

Subsidiary non-recourse debt in default as of June 30, 2005 is as follows (in millions):

	Primary Nature of	June 30, 2005
Subsidiary	Covenant Default	Default	Net Assets
Eden/Edes	Payment	$98	$(52)
Parana	Payment	53	(65)
Hefei	Payment	4	—
Los Mina	Payment	24	93
Andres	Payment	112	275
		$291	$251

Andres and Los Mina, both electricity generation companies which are wholly owned subsidiaries of the Company located in the Dominican Republic, entered into forbearance agreements with their respective lenders in December 2004. Pursuant to the forbearance agreements, the lenders agreed not to exercise any remedies under the respective credit agreements. The forbearance agreements for Andres and Los Mina expired on July 29, 2005 and June 10, 2005, respectively. Subsequently, in December 2005, AES Dominicana Energia Finance, S.A., a wholly owned subsidiary of the Company, issued a $160 million Senior Secured Corporate Bond in the international capital markets under Rule 144A/Regulation S. The 10-year notes, with final maturity in December 2015, were priced to yield 11%. The net proceeds of the issuance were used to retire the current bank debt at both Andres and Los Mina of $112 million and $24 million, respectively. As of June 30, 2005, the debt for both of these subsidiaries is reported as current in the accompanying condensed consolidated balance sheet.

In September 2005, Indian Queens Power Ltd. (“Indian Queens”), an electricity generation company which is a wholly owned subsidiary of the Company located in the United Kingdom, was not able to meet the debt service coverage ratio as required pursuant to its term loan agreement. As a result, the debt is currently in default. The lenders have not issued a waiver for the default at this time.

Recourse Debt

Recourse debt obligations are direct borrowings of the parent corporation.

On June 1, 2005, the Company redeemed all outstanding 8.5% Senior Subordinated Notes due 2007, at a redemption price of 101.417% and an aggregate principal amount of approximately $112 million, including unamortized transaction costs.

On June 23, 2005, the Company amended its $650 million Senior Secured Bank Facilities. The interest rate on the $450 million Revolving Bank Loan was reduced to the London Interbank Offered Rate (“LIBOR”) plus 175 basis points. Previously, the rate was LIBOR plus 250 basis points. In addition, the Revolving Bank Loan maturity was extended from 2007 to 2010. The interest rate on the Senior Secured Term Loan also was reduced to LIBOR plus 175 basis points, from LIBOR plus 225 basis points, while its maturity in 2011 remains unchanged.

On August 15, 2005, the Company repaid at maturity all outstanding 4.5% Convertible Junior Subordinated Debentures (“the Debentures”) at par for an aggregate principal amount of $142 million.

5.   EARNINGS PER SHARE

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

The following tables present a reconciliation (in millions) of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended June 30,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$85	652	$0.13	$103	638	$0.16
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	10	—	—	6	—
Restricted stock units	—	1	—	—	1	—
Convertible debt	—	—	—	—	—	—
DILUTED EARNINGS PER SHARE	$85	663	$0.13	$103	645	$0.16

There were approximately 8.6 million and 29.2 million options outstanding at June 30, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. For the three months ended June 30, 2005 and June 30, 2004, all convertible securities were omitted from the earnings per share calculation because they were anti-dilutive.

	Six Months Ended June 30,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$209	653	$0.32	$145	633	$0.23
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	10	(0.01)	—	7	—
Restricted stock units	—	1	—	—	—	—
Convertible debt	—	—	—	—	—	—
DILUTED EARNINGS PER SHARE	$209	664	$0.31	$145	640	$0.23

There were approximately 8.6 million and 26.9 million options outstanding at June 30, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. For the six months ended June 30, 2005 and June 30, 2004, all convertible securities were omitted from the earnings per share calculation because they were anti-dilutive.

6.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The following table summarizes financial information (in millions) of the entities in which the Company has the ability to exercise significant influence but does not control, and therefore are accounted for using the equity method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$282	$238	$532	$468
Gross Margin	$78	$81	$155	$158
Net Income	$48	$39	$99	$85

The Company discontinues the application of the equity method when an investment is reduced to zero and does not provide for additional losses when the Company does not guarantee the obligations of the investee, or is not otherwise committed to provide further financial support for the investee. The above table excludes income statement information for the Company’s investments in which the Company has discontinued the application of the equity method. Furthermore, the Company’s policy is to resume the application of the equity method if the investee subsequently reports net income only after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

7.   CONTINGENCIES

Environmental

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of June 30, 2005, the Company recorded liabilities of $12 million for projected environmental remediation costs. Because of the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts that could be material but cannot be estimated as of June 30, 2005.

Financial Commitments

At June 30, 2005, AES provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $457 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

At June 30, 2005, the Company had $235 million in letters of credit outstanding under the Revolving Bank Loan that operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter of credit fee ranging from 0.50% to 2.75% per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at June 30, 2005.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or to make expenditures in amounts that could have a material adverse effect on the Company’s financial position and results of operations.

In September 1999, a Brazilian appellate state court of Minas Gerais granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric Brasil Participacoes, Ltda. (“SEB”) and the state of Minas Gerais concerning CEMIG. AES’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (“Special Rights”). In March 2000, a lower state court in Minas Gerais held the shareholders’ agreement invalid where the agreement purported to grant SEB the Special Rights and the lower state court enjoined the exercise of Special Rights. In August 2001, a state appellate court denied an appeal of the decision, and extended the injunction. In October 2001, SEB filed two appeals against the decision on the merits of the state appellate court, one appeal to the Federal Superior Court and the other appeal to the Supreme Court of Justice. The state appellate court denied access of these two appeals to the higher courts, and in August 2002, SEB filed two interlocutory appeals against the state appellate court’s decision, one directed to the Federal Superior Court and the other to the Supreme Court of Justice. In December 2004, the Federal Superior Court denied SEB’s appeal. In June 2005, the Supreme Court of Justice formally accepted SEB’s appeal. SEB intends to vigorously pursue a restoration of the value of its investment in CEMIG; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit SEB’s influence on the daily operation of CEMIG.

In November 2000, the Company was named in a purported class action suit along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and names the Company, AES Redondo Beach, L.L.C., AES Alamitos, L.L.C., and AES Huntington Beach, L.L.C. as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the United States District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002. Certain defendants appealed aspects of that decision to the United States Court of Appeals for the Ninth Circuit. On December 8, 2004, a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court. On July 8, 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety. In October 2005, the state court dismissed the case. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. The FERC requested documents from each of the AES Southland plants and AES Placerita. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland is not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. The Ninth Circuit heard oral arguments on the time scope of the refunds. The Ninth Circuit Court of Appeals also addressed the appeal of the FERC’s decision not to impose refunds for the alleged failure to file rates including transaction specific data for sales to the California Independent System Operator (“ISO”) for 2000 and 2001. See State of California ex rel. Bill Lockyer. Although in its order issued on September 9, 2004 the Ninth Circuit did not order refunds, the Ninth Circuit remanded the case to the FERC for a refund proceeding to consider remedial options. That remand order is pending rehearing at the Ninth Circuit. Placerita made sales during the referenced time period. Depending on the method of calculating refunds and the time period to which the method is applied, the alleged refunds sought from AES Placerita could approximate $23 million.

In August 2001, a petition was filed against CESCO, an affiliate of the Company, by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counter-claimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. A decision on liability may be issued in the first quarter of 2006. A petition remains pending before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings with respect to the CESCO arbitration. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

In December 2001, a petition was filed by Gridco in the local Indian courts seeking an injunction to prohibit the Company and its subsidiaries from selling their shares in Orissa Power Generation Company Pvt. Ltd. (“OPGC”) pending the outcome of the above discussed CESCO arbitration. OPGC, located in Orissa, is a 420 MW coal-based electricity generation business from which Gridco is the sole off-taker of electricity. Gridco obtained a temporary injunction, but the District Court eventually dismissed Gridco’s petition for an injunction in March 2002. Gridco appealed to the Orissa High Court, which in January 2005 allowed the appeal and granted the injunction. The Company has appealed the High Court’s decision to the Supreme Court of India. In May 2005, the Supreme Court adjourned this matter until August 2005. In August 2005 the Supreme Court adjourned the matter again to await the award of the arbitral tribunal in the CESCO arbitration. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

In early 2002, GRIDCO made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the India courts to block any such OERC proceedings. In early 2005 the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High Court’s decision and the underlying OERC proceedings regarding the PPA terms. In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock issued pursuant to a registration statement dated and filed with the SEC on August 16, 2000, (the “Share Exchange”). The complaints purport to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the registration statement concerning, among other things, an alleged breach by AES of obligations AES owed to Williams Energy Services Co. (“Williams”) under an agreement between the two companies in connection with the California energy market. On September 26, 2003, defendants filed a motion to dismiss the complaint. By Order dated November 17, 2004, the Court dismissed all of the claims asserted in the amended and consolidated complaint against all defendants except for the claim alleging that the registration statement and prospectus disseminated to the IPALCO stockholders for purposes of the Share Exchange failed to disclose AES’s purported temporary default on its contract with Williams. On December 15, 2004, the AES Defendants filed a motion for judgment on the pleadings dismissing the remaining claims. On July 7, 2005, the district court granted defendants’ motion for judgment on the pleadings and entered an order dismissing all claims and thereby terminating this action in the district court. The time to file an appeal to the action has expired without the filing of an appeal.

Commencing on May 2, 2003, the Indiana Securities Commissioner of Indiana’s Office of the Secretary of State, Securities Division, pursuant to Indiana Code 23-2-1, served subpoenas on 30 former officers and directors of IPALCO Enterprises, Inc. (“IPALCO”), AES, and others, requesting the production of documents in connection with the March 27, 2001 share exchange between the Company and IPALCO pursuant to which stockholders exchanged shares of IPALCO common stock for shares of the Company’s common stock and IPALCO became a wholly-owned subsidiary of the Company. IPALCO and the Company have produced documents pursuant to the subpoenas served on them. In addition, the Indiana Securities Commissioner’s office has taken testimony from various individuals. On January 27, 2004, Indiana’s Secretary of State issued a statement which provided that the investigative staff had determined that there did not appear to be a justifiable reason to focus further specific attention upon six non-employee former members of IPALCO’s Board of Directors. In October 2005, the Secretary of State issued a press release announcing that the investigation had been concluded and that no charges would be sought.

In April 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the pension committee for the Indianapolis Power & Light Company thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In December 2002, plaintiffs moved to certify this case as a class action. The Court granted the motion for class certification on September 30, 2003. On October 31, 2003, the parties filed cross-motions for summary judgment on liability. On August 11, 2005, the Court issued an Order denying the summary judgment motions, but striking one defense asserted by defendants. Trial has been scheduled for early February 2006 addressing only the allegations of breach of fiduciary duty. If necessary, one or more trials on reliance and damages issues will be conducted separately. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend this lawsuit vigorously.

In November 2002, a lawsuit was filed against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF”) in the District Court of Hood County, Texas by Stone & Webster, Inc. (“S&W”). At the time of filing, AESWH and AESF were two indirect subsidiaries of the Company. In December 2004, the Company finalized agreements to transfer the ownership of AESWH and AESF. S&W contracted with AESWH and AESF to perform the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction. S&W has since amended its complaint five times and joined additional parties, including the Company and Parsons Energy & Chemicals Group, Inc. In addition to the claims already mentioned, the current claims by S&W include claims for breach of contract, breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. S&W appears to assert damages against the subsidiaries and the Company in the amount of $114 million in recently filed reports and seeks exemplary damages. S&W has filed a lien against the ownership interests of AESWH and AESF in the property, with each lien allegedly valued, after amendment on March 14, 2005, at approximately $87 million. In January 2004, the Company filed a counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). AESWH and AESF filed answers and counterclaims against S&W, which since have been amended. The amount of AESWH and AESF’s counterclaims are approximately $215 million, according to calculations of the subsidiaries and of an expert retained in connection with the litigation, minus the Contract balance, currently not earned, in the amount of $45.8 million. In March 2004, S&W and Shaw each filed an answer to the counterclaim. The counterclaim and answers subsequently were amended. In March 2005, the Court rescheduled the trial date for October 24, 2005. In September 2005, the trial date was re-scheduled for June 2006. In November 2005, the Company filed a motion for partial summary judgment. The Company believes that the allegations in S&W’s complaint are meritless, and that it has meritorious defenses to the claims asserted by S&W. The Company intends to defend the lawsuit and pursue its claims vigorously.

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

In May 2003, there were press reports of allegations that in April 1998 Light Serviços de Eletricidade S.A. (“Light”) colluded with Enron in connection with the auction of Eletropaulo. Enron and Light were among three potential bidders for Eletropaulo. At the time of the transaction in 1998, AES owned less than 15% of the stock of Light and shared representation in Light’s management and Board with three other shareholders. In June 2003, the Secretariat of Economic Law for the Brazilian Department of Economic Protection and Defense (“SDE”) issued a notice of preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to certain allegations arising out of the privatization of Eletropaulo. On August 1, 2003, AES Elpa responded on behalf of AES-affiliated companies and denied knowledge of these allegations. The SDE began a follow-up administrative proceeding as reported in a notice published on October 31, 2003. In response to the Secretary of Economic Law’s official letters requesting explanations on such accusation, Eletropaulo filed its defense on January 19, 2004. On April 7, 2005 Eletropaulo responded to a SDE request for additional information.

AES Florestal, Ltd., (“Florestal”), a wooden utility pole manufacturer located in Triunfo, in the state of Rio Grande do Sul, Brazil, has been operated by Sul since October 1997 as part of the original privatization transaction by the Government of the State of Rio Grande do Sul, Brazil, that created Sul. From 1997 to the present, the chemical compound chromated copper arsenate was used by Florestal to chemically treat the poles under an operating license issued by the Brazilian government. Prior to 1997, another chemical, creosote, was used to treat the poles. After becoming the operator of Florestal, Sul discovered approximately 200 barrels of solid creosote waste on the Florestal property. In 2002, a civil inquiry (Civil Inquiry No. 02/02) was initiated and a criminal lawsuit was filed in the city of Triunfo’s Judiciary both by the Public Prosecutors’ office of the city of Triunfo. The civil lawsuit was settled in 2003, and on June 27, 2005, the criminal lawsuit was dismissed. Florestal hired an independent environmental assessment company to perform an environmental audit of the operational cycle at Florestal. Florestal submitted an action plan that was accepted by the environmental authority under which it voluntarily offered to do containment work at the site.

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

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed separate lawsuits in the Dominican Republic against Ede Este, a former subsidiary of AES, and Itabo, an AES affiliate. Lawsuits against Itabo also name the president of Itabo as a defendant. In one of the lawsuits against Itabo, CDEEE requested a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties. On November 29, 2004, the Court dismissed the case. CDEEE appealed the dismissal. A hearing was held on May 12, 2005 and Itabo requested the Court to declare the Courts’ jurisdictional incompetence to decide the matter, in light of the arbitration clause set forth in the contracts executed between Itabo and CDEEE under the Capitalization Process. The Court ordered that the claims be heard on the merits and condemned Itabo for not complying with this request. The Court reserved judgment on Itabo´s arguments that the matter should be resolved in an arbitration proceeding. On May 25, 2005, Itabo appealed the May 12 decision and requested a stay of the decision. On October 14, 2005 the Court of Appeals of Santo Domingo upheld Itabo´s request of jurisdictional incompetence and remitted the lawsuit to the International Chamber of Commerce (“ICC”) for arbitration. On May 26, 2005, Itabo filed a motion with the United States District Court—Southern District New York, seeking relief in aid of the ongoing arbitration. The petition was denied on July 18. Itabo appealed said decision on September 6, 2005. In the other Itabo lawsuit, CDEEE also requested that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 2004 to CDEEE. At a hearing that was held on March 30, 2005, Itabo submitted that the court did not have jurisdiction to hear the case and that the case should be decided in an arbitration proceeding. On October 11, 2005 the Court upheld Itabo´s petition of jurisdictional incompetence and declared that the lawsuit should be decided in an arbitral proceeding. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of all Ede Este’s commercial and financial operations with affiliate companies since August 5, 1999. On February 9, 2005, Itabo filed a lawsuit against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) seeking among other relief, to enforce the arbitration/dispute resolution processes set forth in the contracts among the parties. FONPER submitted an answer and asserted a counterclaim on April 21, 2005. CDEEE submitted an answer on April 23, 2005. Itabo answered FONPER´s counterclaim on May 12, 2005. On August 25, Itabo filed an amended lawsuit. The Tribunal has been constituted. The arbitration is ongoing.

On February 18, 2004, AES Gener S.A. (“Gener SA”), a subsidiary of the Company, filed a lawsuit in the Federal District Court for the Southern District of New York. Gener SA is co-venturer with Coastal Itabo, Ltd. (“Coastal”) in Itabo, a Dominican Republic electric generation company. The lawsuit sought to enjoin the efforts initiated by Coastal to hire an alleged “independent expert,” purportedly pursuant to the Shareholder Agreement between the parties, to perform a valuation of Gener SA’s aggregate interests in Itabo. Coastal asserts that Gener SA has committed a material breach under the parties’ Shareholder Agreement, and therefore, Gener is required if requested by Coastal to sell its aggregate interests in Itabo to Coastal at a price equal to 75% of the independent expert’s valuation. Coastal claims a breach occurred based on alleged violations by Gener SA of purported antitrust laws of the Dominican Republic. Gener SA disputes that any default has occurred. On March 11, 2004, upon motion by Gener SA, the court enjoined the evaluation being performed by the “expert” and ordered the parties to arbitration. On March 11, 2004, Gener SA commenced arbitration proceedings. The arbitration tribunal has been appointed and the arbitration is ongoing.

Pursuant to the pesification established by the Public Emergency Law and related decrees in Argentina, since the beginning of 2002, the Company’s subsidiary TermoAndes has converted its obligations under its gas supply and gas transportation contracts into pesos. In accordance with the Argentine regulations, payments were made in Argentine pesos at a 1:1 exchange rate. Certain gas suppliers (Tecpetrol, Mobil and Compañía General de Combustibles S.A.) which represented 50% of the gas supply contract have objected to the payment in pesos. On January 30, 2004, such gas suppliers filed for arbitration with the ICC requesting the re-dollarization of the gas price. TermoAndes replied on March 10, 2004 with a counter-lawsuit related to (i) the default of suppliers regarding the most favored nation clause, (ii) the unilateral modification of the point of gas injection by the suppliers, (iii) the obligations to supply the contracted quantities and (iv) the ability of TermoAndes to resell the gas not consumed. On May 12, 2004, the plaintiffs responded to TermoAndes’ counterclaims. In October 2004, the case was submitted to a court of arbitration for determination of the Terms of Reference. Hearings to show evidence were held in Buenos Aires in June 2005. The arbitration seeks approximately $12 million for past gas supplies plus interest.

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

Red Oak submitted its opposition to the partial motion for summary judgment in April. Meanwhile, Raytheon re-filed its motion to dismiss the fraud allegations in the counterclaim. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. In December 2005, the Court granted a dismissal of Red Oak’s fraud claim. The Court ordered the return of approximately $16 million of the letter of credit draw that had yet to be utilized for the performance/construction issues. The parties are conducting discovery. Red Oak expects to defend itself vigorously in the action. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September of 2005, and filed its answer, affirmative defenses, and counterclaim in October of 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien, or consent to a stay.

On January 26, 2005, the City of Redondo Beach, California, sent Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo Beach”), a subsidiary of the Company, a notice of assessment for utility users’ tax (“UUT”) for the period of May 1998 through September 2004 taxing the natural gas used at AES Redondo’s plant to generate electricity during that time period. The original assessment included alleged amounts owing of $32.8 million for gas usage and $38.9 million in interest and penalties. The City lowered the assessment to total $56.7 million on July 13. An administrative hearing before the City’s Tax Administrator was held on July 18-21 to hear Williams’ and AES Redondo Beach’s objections to the assessment. On September 23, the Tax Administrator issued a decision holding AES Redondo Beach and Williams jointly and severally liable for approximately $56.7 million, over $20 million of which is interest and penalties. AES Redondo Beach filed with the City Manager of Redondo Beach an appeal of that decision on October 7. Under its Ordinance, the City of Redondo Beach has 45 days to hold the appeal hearing from the date of the filing of the appeal. A hearing on the appeal will likely be scheduled for late January or February 2006. In addition, in July 2005, AES Redondo Beach filed a lawsuit in Los Angeles Superior Court seeking a refund of UUT that was paid from February 2005 through final judgment of that case and an order that the City cannot charge AES Redondo Beach that tax going forward. On August 11, 2005, the City filed a demurrer seeking a dismissal of that lawsuit.

On April 26, 2003 approximately 4,000 gallons of distillate fuel oil spilled as a result of incorrect loading and storage tank valve settings at the Company’s gas turbine plant at Condado del Rey, Panama. Remediation efforts were promptly conducted and completed. AES Panama agreed with Autoridad Nacional del Ambiente (“ANAM”), the Panamanian National Environmental Authority, to pay a fine of $250 thousand, execute a soil remediation program, present an audit and new environmental management plan for the plant, and present a project to improve the domestic wastewater treatment system of the Condado del Rey neighborhood and the environmental recovery of the Abajo river watershed. As part of recent discussions and in response to a letter received by AES Panama from ANAM on May 25, 2005, clarifying the scope of the watershed project, AES Panama paid the fine on June 6, 2005, and complied with the agreed initiatives. The Company considers this issue to be closed and does not expect that any remaining costs or efforts to be material to our operations or results.

Tax Examinations

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material but cannot be estimated as of June 30, 2005.

Other

In exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at approximately $455 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option. If the Sul Option is exercised, the Company’s ownership of Sul would be reduced from approximately 100% to approximately 46%.

8.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$85	$74	$209	$90
Foreign currency translation adjustments (net of income taxes of $-)	91	(53)	81	(36)
Cash flow hedging activity:
Reclassification to earnings (net of income tax benefit of $12, $10, $21 and $24, respectively)	42	34	61	75
Change in derivative fair value (net of income tax benefit of $13, $4, $39 and $38, respectively)	(102)	1	(145)	(147)
Change in fair value of derivatives	(60)	35	(84)	(72)
Minimum pension liability (net of income taxes of $-, $2, $- and $2, respectively)	—	2	—	2
Comprehensive income (loss)	$116	$58	$206	$(16)

Accumulated other comprehensive loss is as follows at June 30, 2005 (in millions):

Six Months Ended June 30, 2005
Accumulated other comprehensive loss December 31, 2004	$(3,643)
Total foreign currency translation adjustments	81
Change in fair value of derivatives	(84)
Accumulated other comprehensive loss June 30, 2005	$(3,646)

9.   SEGMENTS

AES previously reported its financial results in four business segments of the electricity industry: large utilities, growth distribution, contract generation and competitive supply. After review and consideration of the Company’s operating segments during the second quarter, the Company determined that the businesses within the large utilities and growth distribution segments were similar in terms of exposure to government regulation of their tariffs and the type of customer base served. The Company further determined that the similarities now outweigh the characteristics of size, location and growth potential that previously differentiated the two regulated distribution segments. Beginning in the second quarter of 2005, the large utilities and growth distribution segments were merged into one segment entitled “regulated utilities.”

Although the nature of the product is the same in all three segments, the segments are differentiated by the nature of the customers, operational differences, cost structure, regulatory environment and risk exposure.

•       The regulated utilities segment primarily consists of 14 distribution companies in seven countries that maintain a monopoly franchise within a defined service area.

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

All income statement information for businesses that were discontinued during the period is segregated and is shown in the line “Income (loss) from operations of discontinued businesses” in the accompanying consolidated statements of operations.

Information about the Company’s operations by segment for the three and six months ended June 30, 2005 and 2004, respectively, is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004(3)	2005	2004(3)	2005	2004(3)	2005	2004(3)
	Revenue(1)		Gross Margin(2)		Revenue(1)		Gross Margin(2)
Regulated Utilities	$1,395	$1,146	$114	$278	$2,794	$2,291	$481	$540
Contract Generation	988	868	353	325	1,973	1,736	745	683
Competitive Supply	285	248	59	53	564	491	124	117
Total	$2,668	$2,262	$526	$656	$5,331	$4,518	$1,350	$1,340

(1)          Sales between the segments (“intersegment revenues”) are accounted for at fair value as if the sales were to third parties. Intersegment revenues for the three months ended June 30, 2005 and 2004 were $194 million and $109 million, respectively, and $351 million and $209 million for the six months ended June 30, 2005 and 2004, respectively. These amounts have been eliminated in the appropriate segment on a consolidated basis.

(2)          For consolidated subsidiaries, the Company uses gross margin as a measure of profit or loss for the Company’s reportable segments. Gross margin equals revenues less cost of sales on the condensed consolidated statement of operations for each period presented.

(3)          The Company’s 2004 information has been restated to conform to the 2005 segment presentation.

Information about the Company’s assets as of June 30, 2005 and December 31, 2004, respectively, is as follows (in millions):

	Total Assets
	June 30,	December 31,
	2005	2004
Regulated Utilities	$11,735	$11,546
Contract Generation	13,997	14,034
Competitive Supply	2,197	2,156
Corporate	1,451	1,187
Total	$29,380	$28,923

10.   BENEFIT PLANS

Certain of the Company’s subsidiaries have defined benefit pension plans covering substantially all of their respective employees. Pension benefits are based on years of credited service, age of the participant and average earnings. Of the thirteen defined benefit plans, two are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.

Total pension cost for the three and six months ended June 30, 2005 and 2004 include the following components (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1	$1	$1	$1	$2	$3	$2	$3
Interest cost on projected benefit obligation	7	73	7	55	14	140	14	112
Expected return on plan assets	(7)	(48)	(7)	(32)	(14)	(93)	(14)	(66)
Amortization of unrecognized actuarial loss	1	1	1	1	2	2	2	2
Total pension cost	$2	$27	$2	$25	$4	$52	$4	$51

The expected remaining scheduled annual employer contributions for 2005 are $19 million for U.S. subsidiaries and $70 million for foreign subsidiaries at June 30, 2005.

11.   RECENT TAX LEGISLATION

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA included a special one-time dividends received deduction of 85% of certain foreign earnings that are repatriated to the Company, as defined in the AJCA. The Company has reviewed the effects of the repatriation provision in accordance with recently issued Treasury Department guidance and it has determined it will not repatriate under the AJCA.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement of Previously Issued Quarterly Financial Statements

This Form 10-Q restates certain financial information for the three and six months ended June 30, 2004 to correct certain accounting errors that were contained in the condensed consolidated financial statements in the previously filed Form 10-Q for the quarterly period ended June 30, 2004.  See Note 1 to the condensed consolidated financial statements included in this Form 10-Q.  The discussion below includes the effect of the restated condensed consolidated financial statements for the three and six months ended June 30, 2004.

Executive Summary

AES is a global power company managed to meet the growing demand for electricity in ways that benefit all of our stakeholders. Through our subsidiaries and affiliates, we own and operate a portfolio of electricity generation and distribution businesses in 26 countries. We seek to capture the benefits of our global expertise and economies of scale in our operations. Predictable cash flow, an efficient capital structure and world-class operating performance are the continuing focus of our management efforts.

As we indicated in the previous quarter, we realigned our management reporting structure into four regions: North America; Latin America; Europe, Middle East and Africa (“EMEA”); and Asia, each led by a regional president who reports directly to the Chief Executive Officer (“CEO”). This realignment allows us to place senior leaders and resources closer to the businesses to further improve operating performance and integrate operations and development on a more localized level. The new structure will help us leverage regional market trends to enhance our competitiveness and identify and capitalize on key business development opportunities. The organizational changes are expected to streamline some corporate functions to more effectively support AES businesses around the globe.

We continue to operate in two types of businesses within the power sector: first, we engage in the generation of power for sale to utilities and other wholesale customers; second, we operate utilities that distribute power to retail, commercial, industrial and governmental customers. Each type of business generates approximately one half of the Company’s revenues. Our financial results are reported within three business segments on a regulated and non-regulated basis within the above defined regions, which further refines our core business structure.

Our generation business segments—Contract Generation and Competitive Supply—consist of approximately 37 gigawatts of generating capacity from 98 power plants in 22 countries. Our contract generation plants have limited their exposure to electricity price volatility by entering into power sales agreements of five years or longer for 75% or more of their output capacity at the time of origination. Exposure to fuel supply risks is also limited through long-term fuel supply contracts or through fuel tolling arrangements whereby the customer assumes full responsibility for purchasing and supplying the fuel to the power plant. As a result of these contractual agreements, the businesses generally reduce commodity and electricity price volatility and thereby increase the predictability of their cash flows and earnings. Our competitive supply segment consists primarily of power plants selling electricity to wholesale customers through competitive markets and, as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity and of natural gas, coal and other fuels. However, for our U.S. competitive supply business which includes a fleet of low-cost coal fired plants in New York, we typically hedge the majority of our exposure to fuel, energy and emissions pricing simultaneously and on a rolling two-year basis.

Beginning in the second quarter of 2005, our “Large Utilities” and “Growth Distribution” business segments have been merged into one business segment entitled “Regulated Utilities.” After careful review and consideration of our operating segments during the second quarter, we determined that the businesses within these two segments are similar in terms of exposure to government regulation of their tariffs and the type of customer base served. We further determined that these similarities now outweigh the characteristics of size, location and growth potential that previously differentiated the two regulated distribution segments. Consequently, all of our businesses engaged in the distribution of electricity will be reported under the “Regulated Utilities” segment.

The Regulated Utilities business segment consists of 14 distribution companies in seven countries with over 10.9 million customers. All of our companies maintain a monopoly franchise within a defined service area. This segment is composed of one integrated utility located in the U.S. (IPL), two distribution companies in Brazil (Eletropaulo and Sul), one integrated utility in Venezuela (EDC), as well as our interests in an integrated utility in Cameroon (AES SONEL) and electricity distribution businesses located in Argentina (EDELAP, EDEN and EDES), El Salvador (CAESS, CLESA, DEUSEM and EEO), and Ukraine (Kievoblenergo and Rivneenergo).

Second Quarter Operating Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	($ in millions)
Revenue	$2,668	$2,262	18%	$5,331	$4,518	18%
Gross Margin	$526	$656	(20)%	$1,350	$1,340	1%
Gross Margin as a % of Revenue	19.7%	29.0%	N/A	25.3%	29.7%	N/A
Diluted Earnings Per Share from Continuing Operations	$0.13	$0.16	(19)%	$0.32	$0.23	39%
Net Cash Provided By Operating Activities	329	212	55%	$847	$613	38%

Revenue increased 18% to $2.7 billion for the three months ended June 30, 2005 from $2.3 billion for the three months ended June 30, 2004. For the six months ended June 30, 2005, revenues increased 18% to $5.3 billion from $4.5 billion for the prior year period with contributions from all segments; primarily from Regulated Utilities. Key factors leading to the increases include favorable foreign currency exchange rates and higher realized prices at our Latin American distribution companies.

Gross margin decreased 20% to $526 million for the three months ended June 30, 2005 from $656 million for the three months ended June 30, 2004, primarily due to a significant increase in receivable reserves recorded at our Brazilian distribution businesses related to receivables from certain municipalities. Gross margin increased slightly by 1% to $1.4 billion for the six months ended June 30, 2005 from $1.3 billion for the prior year period due to higher year over year revenues, offset by the increase in receivable reserves. Gross margin as a percent of sales declined from 29.0% in the second quarter of 2004 to 19.7% in the second quarter of 2005 and declined from 29.7% from the first six months of 2004 to 25.3% in the first six months of 2005. These declines were largely driven by the significant increase in receivable reserves and higher electricity costs recorded at our Brazilian distribution businesses and higher fuel costs in our Latin America and North American contract generation businesses, partially offset by higher realized prices in the Latin America and EMEA Regulated Utilities businesses.

Diluted earnings per share from continuing operations decreased 19% to $0.13 for the three months ended June 30, 2005 from $0.16 for the three months ended June 30, 2004. For the six months ended June 30, 2005 diluted earnings per share from continuing operations increased to $0.31 from $0.23 in the same prior year period. These year to date increases were driven by lower net interest expense, higher other income, and lower foreign currency transaction losses partially offset by higher income tax expense.

Net cash from operating activities for the six months ended June 30, 2005 increased 38% to $847 million from $613 million for the six months ended June 30, 2004. This year over year increase was largely driven by higher earnings, a net increase in other assets and liabilities and a decrease in working capital.

Strategic Highlights

AES continued its pursuit of its long-term growth strategy through the expansion of existing business platforms in the second quarter while meeting environmental requirements. In May 2005, AES’s Hungarian subsidiary, Tisza II, completed its two-year refurbishment project, which extends the life of the plant to 2016 and is designed to ensures compliance with recent European Union environmental regulations. Also in May 2005, IPL, a U.S. regulated utility, completed a capital project for NOx removal via selective catalytic reduction systems at one unit at its Harding Street plant at a total capital cost of approximately $55 million. This is another element of IPL’s ongoing air pollution investment program to reduce emissions. Indiana regulators approved a plan that allows IPL to recover the capital and operating costs of the equipment, including a return on investment. Both of these efforts demonstrate AES’s desire to continue to provide clean, competitive and reliable electricity through the completion of financially viable projects.

As part of our strategy to continue to strengthen our balance sheet, we amended our parent company $650 million credit facilities in June 2005 in order to reduce our borrowing costs. The interest rate on the $450 million Revolving Bank Loan was reduced from the London Interbank Offered Rate (“LIBOR”) plus 250 basis points to LIBOR plus 175 basis points. The maturity on the Revolving Bank Loan was extended from 2007 to 2010. The interest rate on the $200 million term loan facility was also reduced from LIBOR plus 225 basis points to LIBOR plus 175 basis points. We will continue to seek to identify similar restructuring opportunities that arise as a result of AES’s improving credit quality.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	$ change 2005 vs. 2004	2005	2004	$ change 2005 vs. 2004
Gross Margin:
Regulated Utilities	$114	$278	$(164)	$481	$540	$(59)
Contract Generation	353	325	28	745	683	62
Competitive Supply	59	53	6	124	117	7
Total gross margin	526	656	(130)	1,350	1,340	10
General and administrative expenses(1)	(45)	(42)	(3)	(94)	(90)	(4)
Interest expense	(475)	(470)	(5)	(942)	(971)	29
Interest income	93	70	23	183	139	44
Other income (expense), net	67	1	66	52	(13)	65
Loss on sale of investments, asset and goodwill impairment expense	—	—	—	—	(1)	1
Foreign currency transaction gains (losses), net	(1)	(47)	46	(32)	(81)	49
Equity in earnings of affiliates	21	23	(2)	46	39	7
Income tax expense	(82)	(17)	(65)	(229)	(92)	(137)
Minority interest expense	(19)	(71)	52	(125)	(125)	—
Income from continuing operations	85	103	(18)	209	145	64
Income (loss) from operations of discontinued businesses	—	(29)	29	—	(55)	55
Net income	$85	$74	$11	$209	$90	$119
PER SHARE DATA:
Basic income per share from continuing operations	$0.13	$0.16	$(0.03)	$0.32	$0.23	$0.09
Diluted income per share from continuing operations	$0.13	$0.16	$(0.03)	$0.31	$0.23	$0.08

(1)          General and administrative expenses are corporate and business development expenses.

Overview

Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
Regulated Utilities	$1,395	52%	$1,146	51%	$2,794	52%	$2,291	51%
Contract Generation	988	37%	868	38%	1,973	37%	1,736	38%
Competitive Supply	285	11%	248	11%	564	11%	491	11%
Non-Regulated	1,273	48%	1,116	49%	2,537	48%	2,227	49%
Total	$2,668	100%	$2,262	100%	$5,331	100%	$4,518	100%

Revenues increased $406 million, or 18%, to $2.7 billion for the three months ended June 30, 2005 from $2.3 billion for the three months ended June 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 10% for the three months ended June 30, 2005 from the three months ended June 30, 2004.

Revenues increased $813 million, or 18%, to $5.3 billion for the six months ended June 30, 2005 from $4.5 billion for the prior year period. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 13% for the six months ended June 30, 2005 from the prior year period.

The increase in revenues for both periods presented occurred across all segments, particularly within Regulated Utilities, due to the positive impacts of foreign currency translation and higher tariffs.

Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
Regulated Utilities	$114	22%	$278	42%	$481	36%	$540	40%
Contract Generation	353	67%	325	50%	745	55%	683	51%
Competitive Supply	59	11%	53	8%	124	9%	117	9%
Non-Regulated	412	78%	378	58%	869	64%	800	60%
Total	$526	100%	$656	100%	$1,350	100%	$1,340	100%
Gross Margin as a % of Revenue	19.7%		29.0%		25.3%		29.7%

Gross margin decreased $130 million, or 20%, to $526 million for the three months ended June 30, 2005 from $656 million for the three months ended June 30, 2004. Gross margin increased $10 million, or 1%, to $1.4 billion for the six months ended June 30, 2005 from $1.3 billion for the six months ended June 30, 2004.

Gross margin as a percent of revenues decreased from 29.0% in the second quarter of 2004 to 19.7% in the second quarter of 2005 and declined from 29.7% from the six months of 2004 to 25.3% in the six months of 2005. The decline for both periods is driven by the recording of a $192 million receivable reserve related to certain municipal receivables owed to our Brazilian distribution businesses, higher purchased electricity costs in our Brazilian distribution businesses, higher fuel costs in our Latin America and North American contract generation businesses, partially offset by higher realized prices in the Latin America and EMEA Regulated Utilities businesses.

Segment Analysis

Regulated Utilities Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$229	8%	$213	10%	$456	8%	$427	10%
Latin America	1,039	39%	821	36%	2,078	39%	1,632	36%
EMEA	127	5%	112	5%	260	5%	232	5%
Total	$1,395	52%	$1,146	51%	$2,794	52%	$2,291	51%

Revenue for the three months ended June 30, 2005 increased $249 million, or 22%, compared to the three months ended June 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 8% for the three months ended June 30, 2005 as compared to the same period in 2004.

Revenue for the six months ended June 30, 2005 increased $503 million, or 22%, compared to the six months ended June 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased 13% for the six months ended June 30, 2005 as compared to the same period in 2004.

Revenue increases for both periods were primarily due to favorable exchange rates and the impacts of the tariff reset at Eletropaulo in Brazil. Marginal improvements were also achieved at IPL in the U.S., AES SONEL in Cameroon and EDELAP, EDEN and EDES in Argentina. The revenues at EDC in Venezuela remained relatively flat for both the quarter and six months as improved demand was largely offset by the negative impacts of foreign currency remeasurement.

Regulated Utilities Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$77	15%	$71	11%	$159	12%	$149	11%
Latin America	6	1%	182	27%	257	19%	351	26%
EMEA	31	6%	25	4%	65	5%	40	3%
Total	$114	22%	$278	42%	$481	36%	$540	40%
Regulated Utilities Gross Margin as a % of Regulated Utilities Revenue	8.2%		24.3%		17.2%		23.6%

Gross margin decreased $164 million, or 59%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Gross margin as a percentage of revenue decreased to 8.2% during the three months ended June 30, 2005 compared to 24.3% in the prior year period.

Gross margin decreased $59 million, or 11%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Gross margin as a percentage of revenue decreased to 17.2% in the six months ended June 30, 2005 compared to 23.6% in the prior year period.

The decrease in gross margin and gross margin as a percent of revenues on a quarter and six month basis is primarily due to the impact of recognizing a $192 million receivable reserve related to certain municipal receivables owed to our Brazilian distribution businesses and primarily relates to past due amounts from the city of Sao Paulo, Brazil. The Company continues to pursue all remedies to collect amounts that are due. Additionally, the gross margin decline was due to higher purchased electricity costs at Eletropaulo and Sul in Brazil, partially offset by favorable revenues and the net positive impacts of foreign currency translation. AES SONEL in Cameroon also showed positive results with better demand, lower fixed expenses and the positive impacts of foreign currency translation. The gross margin at EDC in Venezuela declined slightly for these periods due to the negative impacts of foreign currency remeasurement and higher fuel and fixed costs which are not yet being recovered due to a delay in the tariff increase. The gross margin at IPL in the U.S. improved slightly, with no change in gross margin as a percent of sales, as tariff increases have served to mitigate other higher variable and fixed costs.

Contract Generation Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$318	12%	$309	14%	$613	12%	$615	13%
Latin America	420	16%	314	14%	814	15%	621	14%
EMEA	215	8%	212	9%	471	9%	423	9%
Asia	35	1%	33	1%	75	1%	77	2%
Total	$988	37%	$868	38%	$1,973	37%	$1,736	38%

Revenue for the three months ended June 30, 2005 increased $120 million, or 14%, compared to the three months ended June 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 12% for the three months ended June 30, 2005 compared to the prior year period.

Revenue for the six months ended June 30, 2005 increased $237 million, or 14%, compared to the six months ended June 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 12% for the six months ended June 30, 2005 compared to the prior year period.

Revenue increases are attributable to increased contract pricing at Tiete in Brazil, (Tiete consists of a group of hydro-electric plants providing electricity primarily to Eletropaulo, also in Brazil) and at Gener in Chile, partially offset by scheduled decreases in the contracted capacity payments at Shady Point in the U.S. Higher production volumes favorably impacted revenues at Gener and at Ras Laffan in Qatar, with the latter operating as a combined cycle facility during the three and six months ended June 30, 2005 versus a simple cycle facility in the same prior year periods. Favorable foreign currency translation effects positively impacted revenues largely at Gener and at Uruguaiana in Brazil. (Uruguaiana is a gas-fired plant providing electricity to Sul and Eletropaulo, both in Brazil, as well as to third-party customers).

Contract Generation Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$105	20%	$122	19%	$210	16%	$242	18%
Latin America	139	26%	109	17%	297	22%	238	18%
EMEA	100	19%	85	13%	220	16%	187	14%
Asia	9	2%	9	1%	18	1%	16	1%
Total	$353	67%	$325	50%	$745	55%	$683	51%
Contract Generation Gross Margin as a % of Contract Generation Revenue	35.7%		37.4%		37.8%		39.3%

Gross margin increased $28 million, or 9%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Gross margin as a percentage of revenues decreased to 35.7% for the three months ended June 30, 2005 compared to 37.4% for the prior year period.

Gross margin for the six months ended June 30, 2005 increased $62 million, or 9%, compared to the six months ended June 30, 2004. Gross margin as a percentage of revenues for this period decreased to 37.8% for the six months ended June 30, 2005 compared to 39.3% for the prior year period.

Gross margin increases for both periods were primarily due to increased contract pricing at Gener in Chile and Tiete in Brazil, and higher production volumes at Ras Laffan in Qatar and at Gener. The decreases in gross margin as a percentage of revenues are primarily due to higher priced fuel and purchased electricity at Gener as a result of gas shortages caused by restrictions on imports of natural gas from Argentina, and the scheduled decrease in contracted capacity payments at Shady Point in the U.S.

Competitive Supply Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$126	5%	$108	5%	$243	5%	$222	5%
Latin America	95	4%	82	4%	176	3%	143	3%
EMEA	32	1%	32	1%	67	1%	64	2%
Asia	32	1%	26	1%	78	2%	62	1%
Total	$285	11%	$248	11%	$564	11%	$491	11%

Revenue for the three months ended June 30, 2005 increased $37 million, or 15%, compared to the three months ended June 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 14% for the three months ended June 30, 2005 compared to the prior year period. Revenue increases were primarily due to increased sales of excess emissions allowances at our New York plants in the U.S., offset by lower production volumes in New York due to a planned maintenance outage in the second quarter of 2005. Sales of excess emissions allowances were $27 million for the three months ended June 30, 2005, compared to none for the prior year period.

Favorable foreign currency translation effects positively impacted revenues at Borsod in Hungary and at Ekibastuz and Altai, both in Kazakhstan.

Revenue for the six months ended June 30, 2005 increased $73 million, or 15%, compared to the six months ended June 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 13% for the six months ended June 30, 2005 compared to the prior year period. Revenue increases were primarily due to increased sales of emissions allowances at our New York plants in the U.S. combined with higher competitive market prices for electricity sold at Parana in Argentina and at Panama. Sales of excess emissions allowances were $29 million for the six months ended June 30, 2005, compared to none for the prior year period. Higher production volumes at Alicura in Argentina were offset by lower production volumes at New York in the U.S. due to a planned maintenance outage in the second quarter of 2005. Favorable foreign currency translation effects positively impacted revenues at Borsod in Hungary and at Ekibastuz and Altai, both in Kazakhstan.

Competitive Supply Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$29	5%	$16	3%	$57	4%	$43	3%
Latin America	30	6%	27	4%	53	4%	48	4%
EMEA	(6)	(1)%	2	—%	(8)	(1)%	5	—%
Asia	6	1%	8	1%	22	2%	21	2%
Total	$59	11%	$53	8%	$124	9%	$117	9%
Competitive Supply Gross Margin as a % of Competitive Supply Revenue	20.7%		21.4%		22.0%		23.8%

Gross margin increased $6 million, or 11%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to increased sales of excess emissions allowances at our New York plants in the U.S. The competitive supply gross margin as a percentage of revenues decreased slightly to 20.7% for the three months ended June 30, 2005 from 21.4% for the prior year period. This decrease is primarily due to higher fuel prices at Borsod in Hungary, Ottana in Italy and our plants in New York, partially offset by the positive margin impacts of emissions allowance sales in New York.

Gross margin increased $7 million, or 6%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to increased sales of excess emissions allowances at our New York plants in the U.S. and higher competitive market prices for electricity sold at Parana in Argentina. The competitive supply gross margin as a percentage of revenues decreased to 22.0% for the six months ended June 30, 2005 from 23.8% for the prior year period. This decrease is primarily due to higher fuel prices at Parana and Alicura, our plants in Argentina, Borsod in Hungary, Ottana in Italy, and our plants in New York, partially offset by the positive margin impacts of excess emissions allowances sales in New York.

General and administrative expenses

General and administrative expenses increased $3 million to $45 million for the three months ended June 30, 2005 from $42 million for the three months ended June 30, 2004. The increase is a result of higher corporate insurance and project development expenses, partially offset by lower professional fees.

General and administrative expenses increased $4 million to $94 million for the six months ended June 30, 2005 from $90 million for the six months ended June 30, 2004. The increase is a result of higher employee related costs and corporate depreciation, slightly offset by lower professional fees.

Interest expense

Interest expense increased $5 million, or 1%, to $475 million for the three months ended June 30, 2005 from $470 million for the three months ended June 30, 2004 primarily due to the negative impacts from foreign currency translation and higher interest rates at certain of our businesses partially offset by the benefits of debt retirements.

Interest expense decreased $29 million, or 3%, to $942 million for the six months ended June 30, 2005 from $971 million for the six months ended June 30, 2004 primarily due to lower net hedge related costs and lower recourse debt levels, partially offset by negative impacts from foreign currency translation.

Interest income

Interest income increased $23 million to $93 million for the three months ended June 30, 2005 from $70 million for the three months ended June 30, 2004. Interest income increased $44 million to $183 million for the six months ended June 30, 2005 from $139 million for the six months ended June 30, 2004. Interest income increases in both periods were primarily due to positive impacts on foreign currency fluctuations and higher interest rates.

Other income (expense)

Other income (expense) increased $66 million to $67 million for the three months ended June 30, 2005 from $1 million for the three months ended June 30, 2004 and also increased $65 million to $52 million for the six months ended June 30, 2005 from $(13) million for the six months ended June 30, 2004. The quarter and year to date increases are primarily due to the reversal in the second quarter of 2005 of a business tax accrual no longer required by Eletropaulo, our Brazilian distribution business.

Loss on sale of investments, asset and goodwill impairment expense

There was no loss on sale of investments, asset and goodwill impairment expense for the three months ended June 30, 2005 and 2004.

There was no loss on sale of investments, asset and goodwill impairment expense for the six months ended June 30, 2005. A $1 million loss was recorded for the six months ended June 30, 2004 as a result of an adjustment to an estimate related to the December 2003 sale of approximately 39% of AES’s interest in AES Oasis Limited (“AES Oasis”).

Foreign currency transaction losses, net

The Company recognized a net foreign currency transaction loss of $1 million for the three months ended June 30, 2005 compared to $47 million of losses for the three months ended June 30, 2004. The $46 million decrease in overall losses was primarily related to gains at Sul in Brazil, EDC in Venezuela and Parana in Argentina. Foreign currency gains at Sul increased primarily due to transaction gains on U.S. dollar denominated floating interest rate notes. Foreign currency gains at EDC increased primarily due to non-regulated market currency conversion gains in 2005 versus losses in 2004 and gains on mark-to-market foreign currency transaction hedges. Parana’s foreign currency gains increased primarily due to transaction gains on U.S. dollar denominated debt.

The Company recognized foreign currency transaction losses of $32 million for the six months ended June 30, 2005 compared to $81 million for the six months ended June 30, 2004. The $49 million decrease in overall losses was primarily related to gains at EDC in Venezuela offset by losses at Sul in Brazil. Foreign currency gains at EDC increased primarily due to transaction gains on Bolivar denominated debt, non-regulated market currency conversion gains in 2005 versus losses in 2004 and gains on mark-to-market foreign currency transaction hedges. Foreign currency gains at Sul increased primarily due to transaction gains on floating interest rate notes. This was offset by foreign currency losses at Sul primarily due to mark-to-market losses on foreign currency transaction hedges offset by foreign currency transaction gains on U.S. dollar denominated debt.

Foreign currency transaction gains (losses) at certain of the Company’s foreign subsidiaries and affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Argentina	$2	$(12)	$7	$(5)
Brazil	(9)	(28)	(38)	(37)
Venezuela	10	(7)	22	(30)
Dominican Republic	3	2	(5)	—
Pakistan	(5)	(5)	(11)	(9)
Other	(2)	3	(7)	—
Total(1)	$(1)	$(47)	$(32)	$(81)

(1)          Includes $56 million and $6 million of losses on foreign currency derivatives contracts for the three months ended June 30, 2005 and 2004, respectively; and includes $79 million and $14 million of losses on foreign currency derivative contracts for the six months ended June 30, 2005 and 2004, respectively.

Equity in earnings of affiliates

Equity in earnings of affiliates decreased $2 million, or 9%, to $21 million for the three months ended June 30, 2005 from $23 million for the three months ended June 30, 2004. The decrease was primarily due to reduced earnings as a result of higher coal prices at our affiliates in China.

Equity in earnings of affiliates increased $7 million, or 18%, to $46 million for the six months ended June 30, 2005 from $39 million for the six months ended June 30, 2004. The increase was primarily due to improved operations at our affiliates in Chile and Canada, partially offset by reduced earnings due to higher coal prices at our affiliates in China.

Income taxes

Income tax expense on continuing operations increased $65 million to $82 million for the three months ended June 30, 2005 from $17 million for the three months ended June 30, 2004. The Company’s effective tax rates were 44% and 9% for the three months ended June 30, 2005 and 2004, respectively. Income tax expense on continuing operations increased $137 million to $229 million for the six months ended June 30, 2005 from $92 million for the six months ended June 30, 2004. The Company’s effective tax rates were 41% and 25% for the six months ended June 30, 2005 and 2004, respectively. The net increase in effective tax rates for both the second quarter and six month periods in 2005 compared to the same periods in 2004 were due to higher U.S. taxes on distributions from and earnings of certain non-U.S. subsidiaries, and the treatment of unrealized foreign currency gains on U.S. dollar debt held by certain of our Latin American subsidiaries. These items were partially offset by a tax rate change that resulted in the reduction of the deferred tax liability at our subsidiary in Puerto Rico, which was recorded in the second quarter of 2005. The effective tax rates of 9% for the second quarter and 25% for the six months of 2004 resulted primarily from tax benefits on unrealized foreign currency losses at certain of our Latin American subsidiaries compared to the foreign currency gains which were experienced in 2005.

Minority Interest

Minority interest expense, net of tax, decreased $52 million to $19 million for the three months ended June 30, 2005 from $71 million for the three months ended June 30, 2004, and remained flat at $125 million for the six months ended June 30, 2005 and June 30, 2004.

Contingent Matters

As disclosed in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, in exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at approximately $455 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option. If the Sul Option is exercised, the Company’s ownership of Sul would be reduced from approximately 100% to approximately 46%.

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

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the six months ended June 30, 2005. The Company did not make any changes to those policies during the period.

Recent Accounting Developments

See Note 2 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of new accounting standards.

Capital Resources and Liquidity

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as parent company), and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At June 30, 2005, we had $5.0 billion of recourse debt and $13.2 billion of non-recourse debt outstanding.

In addition to the non-recourse debt, if available, we provide a portion, or in certain instances all, of the long-term financing or credit required to fund development, construction or acquisition of power projects. These investments generally take the form of equity investments or loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock and other securities or asset sales.

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

As a result of AES parent’s below-investment-grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counterparties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2005, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $457 million (excluding those collateralized by letters of credit and other obligations discussed below).

At June 30, 2005, we had $235 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. All of these letters of credit were provided under our Revolving Bank Loan. We pay letter of credit fees ranging from 0.50% to 2.75% per annum on the outstanding amounts. In addition, we had $4 million in surety bonds outstanding at June 30, 2005.

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

Cash Flows

During the six months ended June 30, 2005, we increased cash and cash equivalents by $100 million from December 31, 2004 to a total of $1.38 billion. The change in cash balances was impacted by $847 million of cash provided by operating activities offset by the use of cash for investing and financing activities of $334 million and $440 million, respectively, and by the positive effect of exchange rates on cash of $27 million. Cash used for financing activities included a net reduction in debt of $406 million for the six months ended June 30, 2005.

Operating Activities

Net cash provided by operating activities increased by $234 million to $847 million during the six months ended June 30, 2005, compared to $613 million during the same period in 2004 due to a decrease in net earnings (adjusted for non-cash items) of $146 million, a net increase in other assets and liabilities of $325 million, and a decrease in working capital of $55 million.

Other non-cash charges include the reversal of items such as deferred tax provisions, minority interest earnings, pension charges and unrealized foreign currency transaction gains and losses. The $319 million decline in other non-cash charges from $437 million in 2004 to $118 million in 2005 is due primarily to unrealized foreign currency gains related to Brazil and Venezuela incurred in 2005 versus unrealized losses incurred in the prior year, the reversal of a loss associated with discontinued operations in 2004, reversal of a contingent liability in 2005 at Brazil due to the expiration of the statute of limitations, and a gain on the sale of emission allowances.

The net increase in other assets and liabilities is due to higher non-cash mark-to-market derivative liabilities, a decrease in a long-term receivable due to a reserve adjustment made in Brazil and movements in regulatory liabilities and assets. Regulatory liabilities increased due to a higher tariff dollar against the market performance of the dollar.

The change in working capital is due to reductions in accounts receivable offset by increases in inventory, prepaid expenses and other assets, and a decrease in accounts payable and other liabilities. Accounts receivable declined in the current year mainly due to collections on outstanding invoices at Ras Laffan, as well as the increase in bad debt reserves in Brazil. The prior year also included an increase in receivables from discontinued businesses. Inventory increased in our contract generation segment mainly due to resuming normal operations in the current year after our generation plant in the Dominican Republic was shut down during the first half of 2004 as well as an increase in the purchase of fuel in EMEA. Prepaid expenses and other assets increased mainly due to an increase in VAT receivable for VAT taxes paid on invoices in our contact generation segment, as well as an increase in current regulatory assets in Brazil due to previously incurred costs which are now allowed to be passed on to the customer.

Investing Activities

Net cash used in investing activities totaled $334 million during the first half of 2005 as compared to $375 million in the first half of 2004. In 2005, cash used in investing activities includes $531 million for property additions and $85 million for acquisitions, partially offset by $191 million of net sales of short-term investments and a net decrease in restricted cash and debt service reserves and other assets of $66 million.

Property additions increased $154 million during the six months ended June 30, 2005 as compared to the same period in 2004 primarily due to additional expenditures of $182 million at our construction project in Spain, $20 million in Brazil for the purchase of computer software and $11 million in contract generation for a turbine overhaul and equipment replacement, offset by a reduction in spending at IPALCO of approximately $26 million due to spending in the first half of 2004 for environmental compliance projects that did not continue at the same level in the first half of 2005.

In the first quarter of 2005, we spent a total of $85 million related to the purchase of the SeaWest wind development business, including $60 million for the existing net assets of the business and an additional $25 million advance payment for pre-construction costs for SeaWest’s development of Buffalo Gap, a wind power project in Texas.

The increase in the net sales of short-term investments of $223 million during the six months ended June 30, 2005 as compared to the same period in 2004 was mainly due to a release of collateral at EDC of $132 million as a result of a repayment of approximately $264 million of related debt. In addition, Brazil had net proceeds of $44 million in the first half of 2005 compared to net purchases of $53 million in the first half of 2004. The net proceeds received in 2005 were used to pay down debt and various operational expenses, including taxes. This was offset by a decrease in the sale of short-term investments at AES Gener of $29 million due to the higher liquidations of short-term investments in the prior year to refinance their syndicated loan.

The decrease in the net proceeds from the sale of assets of $30 million during the six months ended June 30, 2005 as compared to the same period in 2004 was due to the sale of discontinued businesses (primarily Mountainview) for $14 million, net of expenses, and to the sale of a substation property at IPALCO for $13 million in the first half of 2004.

Debt service reserves and other assets decreased $101 million during the first half of 2005 as compared to the first half of 2004 primarily due to the payment of $110 million of construction costs from a reserve account related to our construction project in Spain, and a $9 million decrease in reserves in Brazil due to funds deposited in an escrow account in the first quarter of 2004 required as part of the debt restructuring in late 2003, offset by an increase in debt service reserves in our contract generation segment of $20 million due to debt requirements on $120 million of financing at Ebute.

Restricted cash balances increased by $26 million during the first half of 2005 as compared to the first half of 2004 primarily due to an increase in restricted cash of $32 million at our New York plant from higher excess emission sales in the first half of 2005, increased restricted cash of $14 million at EDC due to the release in the prior year of restricted deposits, offset by a reduction in restricted cash at Ras Laffan for payments to their construction contractor and dividends.

Financing Activities

Net cash used in financing activities was $440 million during the first half of 2005 as compared to $741 million during the first half of 2004 as we reduced debt, net of issuances, by $406 million in 2005 versus $626 million in 2004.

Debt issuances declined during the first half of 2005 by $768 million primarily due to parent company debt issuances of $491 million in the first half of 2004 compared to $6 million in the first half of 2005, a bond issuance of $400 million in 2004 at Gener and other debt issuances of $151 million in the second quarter of 2004 compared to $119 million of debt issuances in the current year from a bridge loan refinancing, a decrease of $73 million over the prior year at EDC due to debt restructuring that occurred in the prior year, offset by a $200 million U.S. dollar equivalent bond issuance in Brazil in June 2005 and an increase of $95 million at our Spain construction project to meet contractor milestone payments.

Debt repayments declined during the first half of 2005 by $988 million due to parent company debt repayments of $809 million in the first half of 2004 versus $115 million in the first half of 2005 mainly for payments on senior subordinated debt. Additionally, AES Gener decreased debt repayments by $624 million in 2005 due to the completion of the debt restructuring and refinancing that occurred during 2004. These decreases were partially offset by increased debt repayments at EDC of $218 million in the first half of 2005 mainly due to the payment of 200 million Euro debt in March 2005 and increased debt repayments in Brazil of $122 million due to the bond issuance in June 2005 which was used to reduce higher interest-bearing debt.

Payments for deferred financing costs decreased $55 million during the first half of 2005 due to parent company debt issuances in the prior year that did not occur at the same level in the current year, higher deferred financing costs in the prior year at Gener due to the size of their debt offering in 2004, and higher deferred financing costs in 2004 in Brazil due to their reprofiling of debt in the first quarter of 2004.

Parent Company Liquidity

Because of the non-recourse nature of most of our indebtedness, we believe that unconsolidated parent company liquidity is an important measure of liquidity. Our principal sources of liquidity at the parent company level are:

•  dividends and other distributions from our subsidiaries, including refinancing proceeds;

•  proceeds from debt and equity financings at the parent company level, including borrowings under our Revolving Bank Loan; and

•  proceeds from asset sales.

Our cash requirements at the parent company level are primarily to fund:

•  interest and preferred dividends;

•  principal repayments of debt;

•       acquisitions;

•       construction commitments;

•       other equity commitments;

•       taxes; and

•       parent company overhead and development costs.

Since 2002, the Company has undertaken various initiatives to improve the credit and risk profile of both the parent and the consolidated company while continuing to pursue disciplined growth.

On June 1, 2005, the Company redeemed all outstanding 8.5% Senior Subordinated Notes due 2007, at a redemption price of 101.417%, and an aggregate principal amount of approximately $112 million, including unamortized transaction costs.

On June 23, 2005, the Company amended its $650 million Senior Secured Bank Facilities. The interest rate on the $450 million Revolving Bank Loan was reduced to the London Interbank Offered Rate (“LIBOR”) plus 175 basis points. Previously, the rate was LIBOR plus 250 basis points. In addition, the Revolving Bank Loan maturity was extended from 2007 to 2010. The interest rate on the term $200 million Senior Secured Term Loan was also reduced to LIBOR plus 175 basis points, from LIBOR plus 225 basis points, while its maturity in 2011 remains unchanged.

On August 15, 2005, the Company repaid at maturity all outstanding 4.5% Convertible Junior Subordinated Debentures (“the Debentures”) at par for an aggregate principal amount of $142 million.

During the first half of 2005, the Company also funded the purchase of the SeaWest wind development business and posted letters of credit to support ongoing construction and operating activities.Parent liquidity was as follows at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(in millions)
Cash and cash equivalents	$1,381	$1,281
Less: cash and cash equivalents at subsidiaries	1,236	994
Parent cash and cash equivalents	145	287
Borrowing available under revolving credit facility	215	352
Cash at qualified holding companies(1)	19	4
Total parent liquidity	$379	$643

(1)          The cash held at qualified holding companies represents cash sent from subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the parent company.

The following table sets forth our parent company contingent contractual obligations as of June 30, 2005:

Contingent contractual obligations	Amount	Number of Agreements	Term Range (years)	Exposure Range for Each Agreement
	($ in millions)
Guarantees(1)	$457	42	<1 - 20+	<$1 - $100
Letters of credit—under the Revolving Bank Loan	235	20	<1 - 3	<$1 - $53
Surety bonds	4	3	<1	<$1 - $3
Total	$696	65

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

While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2005, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company level with a Revolving Bank Loan of

$450 million. At June 30, 2005, we had $235 million of letters of credit outstanding under the Revolving Bank Loan.

Various debt instruments at the parent company level, including our Senior Secured Bank Facilities, Senior Secured Notes and Senior Subordinated Notes contain certain restrictive covenants. The covenants provide for, among other items:

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

•       causing us to record a loss in the event the lender forecloses on the assets; and

•       triggering defaults in our outstanding debt at the parent level. For example, our Revolving Bank Loan and outstanding Senior Notes, Senior Subordinated Notes and Junior Subordinated Notes at the parent level include events of default for certain bankruptcy related events involving material subsidiaries. In addition, our Revolving Bank Loan at the parent level includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $291 million at June 30, 2005.

Andres and Los Mina, both electricity generation companies which are wholly owned subsidiaries of the Company located in the Dominican Republic, entered into forbearance agreements with their respective lenders in December 2004. Pursuant to the forbearance agreements, the lenders agreed not to exercise any remedies under the respective credit agreements.  The forbearance agreements for Andres and Los Mina expired on July 29, 2005 and June 10, 2005, respectively.  Subsequently, in December 2005, AES Dominicana Energia Finance, S.A., a wholly owned subsidiary of the Company, issued a $160 million Senior Secured Corporate Bond in the international capital markets under Rule 144A/Regulation S. The 10-year notes, with final maturity in December 2015, were priced to yield 11%. The net proceeds of the issuance were used to retire the current bank debt at both Andres and Los Mina of $112 million and $24 million, respectively. As of June 30, 2005, the debt for both of these subsidiaries is reported as current in the accompanying condensed consolidated balance sheet.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the six months ended June 30, 2005 compared with the exposure set forth in the Company’s Annual Report filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K/A for the year ended December 31, 2004 as filed on January 19, 2006.

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

The Value at Risk as of June 30, 2005 for foreign exchange, interest rate and commodities was $38 million, $129 million and $19 million, respectively.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2005, our disclosure controls and procedures were ineffective.

As reported in Item 9A of the Company’s 2004 Form 10-K/A, management reported that material weaknesses existed in our internal controls as of December 31, 2004 and is in the process of taking remedial steps to correct these weaknesses. Due to the fact that these remedial steps have not been completed as of June 30, 2005, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.                 LEGAL PROCEEDINGS

The following disclosure provides a summary and update of significant changes, if any, from December 31, 2004, related to our significant claims, suits and legal proceedings. Readers should also refer to Item 3 in Part I of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission (“SEC”) on January 19, 2006 and Note 11 of the notes to our consolidated financial statements in Part II of such Annual Report on Form 10-K/A for a more detailed description of each claim.

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or to make expenditures in amounts that could have a material adverse effect on the Company’s financial position and results of operations.

In September 1999, a Brazilian appellate state court of Minas Gerais granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric Brasil Participacoes, Ltda. (“SEB”) and the state of Minas Gerais concerning CEMIG. AES’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (“Special Rights”). In March 2000, a lower state court in Minas Gerais held the shareholders’ agreement invalid where the agreement purported to grant SEB the Special Rights and the lower state court enjoined the exercise of Special Rights. In August 2001, a state appellate court denied an appeal of the decision, and extended the injunction. In October 2001, SEB filed two appeals against the decision on the merits of the state appellate court, one appeal to the Federal Superior Court and the other appeal to the Supreme Court of Justice. The state appellate court denied access of these two appeals to the higher courts, and in August 2002, SEB filed two interlocutory appeals against the state appellate court’s decision, one directed to the Federal Superior Court and the other to the Supreme Court of Justice. In December 2004, the Federal Superior Court denied SEB’s appeal. In June 2005, the Supreme Court of Justice formally accepted SEB’s appeal. SEB intends to vigorously pursue a restoration of the value of its investment in CEMIG; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit SEB’s influence on the daily operation of CEMIG.

In November 2000, the Company was named in a purported class action suit along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and names the Company, AES Redondo Beach, L.L.C., AES Alamitos, L.L.C., and AES Huntington Beach, L.L.C. as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the United States District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002. Certain defendants appealed aspects of that decision to the United States Court of Appeals for the Ninth Circuit. On December 8, 2004,

a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court. On July 8, 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety. In October 2005, the state court dismissed the case. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. The FERC requested documents from each of the AES Southland plants and AES Placerita. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland is not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. The Ninth Circuit heard oral arguments on the time scope of the refunds. The Ninth Circuit Court of Appeals also addressed the appeal of the FERC’s decision not to impose refunds for the alleged failure to file rates including transaction specific data for sales to the California Independent System Operator (“ISO”) for 2000 and 2001. See State of California ex rel. Bill Lockyer. Although in its order issued on September 9, 2004 the Ninth Circuit did not order refunds, the Ninth Circuit remanded the case to the FERC for a refund proceeding to consider remedial options. That remand order is pending rehearing at the Ninth Circuit. Placerita made sales during the referenced time period. Depending on the method of calculating refunds and the time period to which the method is applied, the alleged refunds sought from AES Placerita could approximate $23 million.

In August 2001, a petition was filed against CESCO, an affiliate of the Company, by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counter-claimed against Gridco for damages. A arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. A decision on liability may be issued in the first quarter of 2006. A petition remains pending before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings with respect to the CESCO arbitration. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

In December 2001, a petition was filed by Gridco in the local Indian courts seeking an injunction to prohibit the Company and its subsidiaries from selling their shares in Orissa Power Generation Company Pvt. Ltd. (“OPGC”) pending the outcome of the above discussed CESCO arbitration. OPGC, located in Orissa, is a 420 MW coal-based electricity generation business from which Gridco is the sole off-taker of electricity. Gridco obtained a temporary injunction, but the District Court eventually dismissed Gridco’s petition for an injunction in March 2002. Gridco appealed to the Orissa High Court, which in January 2005 allowed the appeal and granted the injunction. The Company has appealed the High Court’s decision to the Supreme Court of India. In May 2005, the Supreme Court adjourned this matter until August 2005. In August 2005, the Supreme Court adjourned the matter again to await the award of the arbitral tribunal in the CESCO arbitration. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

In early 2002, GRIDCO made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the India courts to block any such OERC proceedings. In early 2005 the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High Court’s decision and the underlying OERC proceedings regarding the PPA terms. In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

In July 2002, the Company, Dennis W. Bakke, Roger W. Sant, and Barry J. Sharp were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. In September 2002, two virtually identical complaints were filed against the same defendants in the same court. All three lawsuits purport to be filed on behalf of a class of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock issued pursuant to a registration statement dated and filed with the SEC on August 16, 2000, (the “Share Exchange”). The complaints purport to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on statements in or omissions from the registration statement concerning, among other things, an alleged breach by AES of obligations AES owed to Williams Energy Services Co. (“Williams”) under an agreement between the two companies in connection with the California energy market. On September 26, 2003, defendants filed a motion to dismiss the complaint. By Order dated November 17, 2004, the Court dismissed all of the claims asserted in the amended and consolidated complaint against all defendants except for the claim alleging that the registration statement and prospectus disseminated to the IPALCO stockholders for purposes of the Share Exchange failed to disclose AES’s purported temporary default on its contract with Williams. On December 15, 2004, the AES Defendants filed a motion for judgment on the pleadings dismissing the remaining claims. On July 7, 2005, the district court granted defendants’ motion for judgment on the pleadings and entered an order dismissing all claims and thereby terminating this action in the district court. The time to file an appeal to the action has expired without the filing of an appeal.

Commencing on May 2, 2003, the Indiana Securities Commissioner of Indiana’s Office of the Secretary of State, Securities Division, pursuant to Indiana Code 23-2-1, served subpoenas on 30 former officers and directors of IPALCO Enterprises, Inc. (“IPALCO’’), AES, and others, requesting the production of documents in connection with the March 27, 2001 share exchange between the Company and IPALCO pursuant to which stockholders exchanged shares of IPALCO common stock for shares of the Company’s common stock and IPALCO became a wholly-owned subsidiary of the Company. IPALCO and the Company have produced documents pursuant to the subpoenas served on them. In addition, the Indiana Securities Commissioner’s office has taken testimony from various individuals. On January 27, 2004, Indiana’s Secretary of State issued a statement which provided that the investigative staff had determined that there did not appear to be a justifiable reason to focus further specific attention upon six non-employee former members of IPALCO’s board of directors. In October 2005, the Secretary of State issued a press release announcing that the investigation had been concluded and that no charges would be sought.

In April 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the pension committee for the Indianapolis Power & Light Company thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In December 2002, plaintiffs moved to certify this case as a class action. The Court granted the motion for class certification on September 30, 2003. On October 31, 2003, the parties filed cross-motions for summary judgment on liability. On August 11, 2005, the Court issued an Order denying the summary judgment motions, but striking one defense asserted by defendants. Trial has been scheduled for early February 2006 addressing only the allegations of breach of fiduciary duty. If necessary, one or more trials on reliance and damages issues will be conducted separately. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend this lawsuit vigorously.

In November 2002, a lawsuit was filed against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF”) in the District Court of Hood County, Texas by Stone & Webster, Inc. (“S&W”). At the time of filing, AESWH and AESF were two indirect subsidiaries of the Company. In December 2004, the Company finalized agreements to transfer the ownership of AESWH and AESF. S&W with AESWH and AESF contracted to perform the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction. S&W has since amended its complaint five times and joined additional parties, including the Company and Parsons Energy & Chemicals Group, Inc. In addition to the claims already mentioned, the current claims by S&W include claims for breach of contract, breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. S&W appears to assert damages against the subsidiaries and the Company in the amount of $114 million in recently filed reports and seeks exemplary damages. S&W has filed a lien against the ownership interests of AESWH and AESF in the property, with each lien allegedly valued, after amendment on March 14, 2005, at approximately $87 million. In January 2004, the Company filed a counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). AESWH and AESF filed answers and counterclaims against S&W, which since have been amended. The amount of AESWH and AESF’s counterclaims are approximately $215 million, according to calculations of the subsidiaries and of an expert retained in connection with the litigation, minus the Contract balance, currently not earned, in the amount of $45.8 million. In March 2004, S&W and Shaw each filed an answer to the counterclaim. The counterclaim and answers subsequently were amended. In March 2005, the Court rescheduled the trial date for October 24, 2005. In September 2005, the trial date was re-scheduled for June 2006. In November 2005, the Company filed a motion for partial summary judgment. The Company believes that the allegations in S&W’s complaint are meritless, and that it has meritorious defenses to the claims asserted by S&W. The Company intends to defend the lawsuit and pursue its claims vigorously.

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

In May 2003, there were press reports of allegations that in April 1998 Light Serviços de Eletricidade S.A. (“Light”) colluded with Enron in connection with the auction of Eletropaulo. Enron and Light were among three potential bidders for Eletropaulo. At the time of the transaction in 1998, AES owned less than 15% of the stock of Light and shared representation in Light’s management and Board with three other shareholders. In June 2003, the Secretariat of Economic Law for the Brazilian Department of Economic Protection and Defense (“SDE”) issued a notice of preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to certain allegations arising out of the privatization of Eletropaulo. On August 1, 2003, AES Elpa responded on behalf of AES-affiliated companies and denied knowledge of these allegations. The SDE began a follow-up administrative proceeding as reported in a notice published on October 31, 2003. In response to the Secretary of Economic Law’s official letters requesting explanations on such accusation, Eletropaulo filed its defense on January 19, 2004. On April 7, 2005 Eletropaulo responded to a SDE request for additional information.

AES Florestal, Ltd., (“Florestal”), a wooden utility pole manufacturer located in Triunfo, in the state of Rio Grande do Sul, Brazil, has been operated by Sul since October 1997 as part of the original privatization transaction by the Government of the State of Rio Grande do Sul, Brazil, that created Sul. From 1997 to the present, the chemical compound chromated copper arsenate was used by Florestal to chemically treat the poles under an operating license issued by the Brazilian government. Prior to 1997, another chemical, creosote, was used to treat the poles. After becoming the operator of Florestal, Sul discovered approximately 200 barrels of solid creosote waste on the Florestal property. In 2002, a civil inquiry (Civil Inquiry No. 02/02) was initiated and a criminal lawsuit was filed in the city of Triunfo’s Judiciary both by the Public Prosecutors’ office of the city of Triunfo. The civil lawsuit was settled in 2003, and on June 27, 2005, the criminal lawsuit was dismissed. Florestal hired an independent environmental assessment company to perform an environmental audit of the operational cycle at Florestal. Florestal submitted an action plan that was accepted by the environmental authority under which it voluntarily offered to do containment work at the site.

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

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed separate lawsuits in the Dominican Republic against Ede Este, a former subsidiary of AES, and Itabo, an AES affiliate. The lawsuits against Itabo also name the president of Itabo as a defendant. In one of the lawsuits against Itabo, CDEEE requested a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties. On November 29, 2004, the Court dismissed the case. CDEEE appealed the dismissal. A hearing was held on May 12, 2005 and Itabo requested the Court to declare the Courts’ jurisdictional incompetence to decide the matter, in light of the arbitration clause set forth in the contracts executed between Itabo and CDEEE under the Capitalization Process. The Court ordered that the claims be heard on the merits and condemned Itabo for not complying with this request. The Court reserved judgment on Itabo´s arguments that the matter should be resolved in an arbitration proceeding. On May 25, 2005, Itabo appealed the May 12 decision and requested a stay of the decision. On October 14, 2005 the Court of Appeals of Santo Domingo upheld Itabo´s request of jurisdictional incompetence and remitted the lawsuit to the International Chamber of Commerce (“ICC’’) for arbitration. On May 26, 2005, Itabo filed a motion with the United States District Court—Southern District New York, seeking relief in aid of the ongoing arbitration. The petition was denied on July 18. Itabo appealed said decision on September 6, 2005. In the other Itabo lawsuit, CDEEE also requested that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 2004 to CDEEE. At a hearing that was held on March 30, 2005, Itabo submitted that the court did not have jurisdiction to hear the case and that the case should be decided in an arbitration proceeding. On October 11, 2005 the Court upheld Itabo´s petition of jurisdictional incompetence and declared that the lawsuit should be decided in an arbitral proceeding. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of all Ede Este’s commercial and financial operations with affiliate companies since August 5, 1999. On February 9, 2005, Itabo filed a lawsuit against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) seeking among other relief, to enforce the arbitration/dispute resolution processes set forth in the contracts among the parties. FONPER submitted an answer and asserted a counterclaim on April 21, 2005. CDEEE submitted an answer on April 23, 2005. Itabo answered FONPER´s counterclaim on May 12, 2005. On August 25 Itabo filed an amended lawsuit. The Tribunal has been constituted. The arbitration is ongoing.

On February 18, 2004, AES Gener S.A. (“Gener SA”), a subsidiary of the Company, filed a lawsuit in the Federal District Court for the Southern District of New York. Gener SA is co-venturer with Coastal Itabo, Ltd. (“Coastal”) in Itabo, a Dominican Republic electric generation Company. The lawsuit sought to enjoin the efforts initiated by Coastal to hire an alleged “independent expert,” purportedly pursuant to the Shareholder Agreement between the parties, to perform a valuation of Gener SA’s aggregate interests in Itabo. Coastal asserts that Gener SA has committed a material breach under the parties’ Shareholder Agreement, and therefore, Gener is required if requested by Coastal to sell its aggregate interests in Itabo to Coastal at a price equal to 75% of the independent expert’s valuation. Coastal claims a breach occurred based on alleged violations by Gener SA of purported antitrust laws of the Dominican Republic. Gener SA disputes that any default has occurred. On March 11, 2004, upon motion by Gener SA, the court enjoined the evaluation being performed by the “expert” and ordered the parties to arbitration. On March 11, 2004, Gener SA commenced arbitration proceedings. The arbitration tribunal has been appointed and the arbitration is ongoing.

Pursuant to the pesification established by the Public Emergency Law and related decrees in Argentina, since the beginning of 2002, the Company’s subsidiary TermoAndes has converted its obligations under its gas supply and gas transportation contracts into pesos. In accordance with the Argentine regulations, payments were made in Argentine pesos at a 1:1 exchange rate. Certain gas suppliers (Tecpetrol, Mobil and Compañía General de Combustibles S.A.) which represented 50% of the gas supply contract have objected to the payment in pesos. On January 30, 2004, such gas suppliers filed for arbitration with the ICC requesting the re-dollarization of the gas price. TermoAndes replied on March 10, 2004 with a counter-lawsuit related to (i) the default of suppliers regarding the most favored nation clause, (ii) the unilateral modification of the point of gas injection by the suppliers, (iii) the obligations to supply the contracted quantities and (iv) the ability of TermoAndes to resell the gas not consumed. On May 12, 2004, the plaintiffs responded to TermoAndes’ counterclaims. In October 2004, the case was submitted to a court of arbitration for determination of the Terms of Reference. Hearings to show evidence were held in Buenos Aires in June 2005. The arbitration seeks approximately $12 million for past gas supplies plus interest.

On or about October 27, 2004, AES Red Oak LLC (“Red Oak”) was named as a defendant in a lawsuit filed by Raytheon Company (“Raytheon”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expense allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed counterclaims against Raytheon. In January 2005, Raytheon moved for dismissal of Red Oak’s counterclaims. In March 2005, the motion to dismiss was withdrawn and a partial motion for summary judgment was filed by Raytheon seeking return of approximately $16 million of the letter of credit draw. Red Oak submitted its opposition to the partial motion for summary judgment in April. Meanwhile, Raytheon re-filed its motion to dismiss the fraud allegations in the counterclaim. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. In December 2005, the Court granted a dismissal of Red Oak’s fraud claim. The Court also ordered the return of approximately $15 million of the letter of credit draw that had yet to be utilized for the performance/construction issues. The parties are conducting discovery. Red Oak expects to defend itself vigorously in the action. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September of 2005, and filed its answer, affirmative defenses, and counterclaim in October of 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien or consent to a stay.

On January 26, 2005, the City of Redondo Beach, California, sent Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo Beach”), a subsidiary of the Company, a notice of assessment for utility users’ tax (“UUT”) for the period of May 1998 through September 2004 taxing the natural gas used at AES Redondo’s plant to generate electricity during that time period. The original assessment included alleged amounts owing of $32.8 million for gas usage and $38.9 million in interest and penalties. The City lowered the assessment to total $56.7 million on July 13. An administrative hearing before the City’s Tax Administrator was held on July 18-21 to hear Williams’ and AES Redondo Beach’s objections to the assessment. On September 23, the Tax Administrator issued a decision holding AES Redondo Beach and Williams jointly and severally liable for approximately $56.7 million, over $20 million of which is interest and penalties. AES Redondo Beach filed with the City Manager of Redondo Beach an appeal of that decision on October 7. Under its Ordinance, the City of Redondo Beach has 45 days to hold the appeal hearing from the date of the filing of the appeal. A hearing on the appeal will likely be scheduled for late January or February 2006. In addition, in July 2005, AES Redondo Beach filed a lawsuit in Los Angeles Superior Court seeking a refund of UUT that was paid from February 2005 through final judgment of that case and an order that the City cannot charge AES Redondo Beach that tax going forward. On August 11, 2005, the City filed a demurrer seeking a dismissal of that lawsuit.

On April 26, 2003 approximately 4,000 gallons of distillate fuel oil spilled as a result of incorrect loading and storage tank valve settings at the Company’s gas turbine plant at Condado del Rey, Panama. Remediation efforts were promptly conducted and completed. AES Panama agreed with Autoridad Nacional del Ambiente (“ANAM”), the Panamanian National Environmental Authority, to pay a fine of $250 thousand, execute a soil remediation program, present an audit and new environmental management plan for the plant, and present a project to improve the domestic wastewater treatment system of the Condado del Rey neighborhood and the environmental recovery of the Abajo river watershed. As part of recent discussions and in response to a letter received by AES Panama from ANAM on May 25, 2005, clarifying the scope of the watershed project, AES Panama paid the fine on June 6, 2005, and complied with the agreed initiatives. The Company considers this issue to be closed and does not expect that any remaining costs or efforts to be material to our operations or results.

ITEM 2.                 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on April 28, 2005. The following matters were decided by a vote of the Stockholders.

ELECTION OF DIRECTORS

NOMINEE	FOR	AGAINST/ABSTAIN
Richard Darman	563,057,534	13,879,094
Paul T. Hanrahan	563,045,165	13,891,463
Kristina M. Johnson	562,510,474	14,426,154
John A. Koskinen	562,989,646	13,946,982
Philip Lader	562,548,196	14,388,432
John H. McArthur	540,456,971	36,479,657
Sandra O. Moose	562,922,803	14,013,825
Philip A. Odeen	559,949,975	16,986,653
Charles O. Rossotti	563,064,248	13,872,380
Sven Sandstrom	563,012,951	13,923,677
Roger W. Sant	543,298,212	33,638,416

Ratification of Deloitte and Touche, LLP, Auditors of The AES Corporation: 565,353,088 votes for, 8,333,302 votes against and 3,250,238 votes withheld.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION
(Registrant)
Date: January 19, 2006	By:	/s/ BARRY J. SHARP
Name: Barry J. Sharp
Title: Executive Vice President and Chief Financial Officer