Form 10-Q
period 2005-09-30
AES CORP
filed 2006-01-19
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I: Financial Information (unaudited)
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and the Three and Nine Months Ended September 30, 2004 (as restated)	3
Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (as restated)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	46
Item 4. Controls and Procedures	46
PART II: Other Information
Item 1. Legal Proceedings	51
Item 2. Unregistered Sales of Securities and Use of Proceeds	58
Item 3. Defaults Upon Senior Securities	58
Item 4. Submissions of Matters to a Vote of Security Holders	58
Item 5. Other Information	58
Item 6. Exhibits	58
Signatures	59

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)*		(Restated)*
Revenues
Regulated	$1,406	$1,251	$4,200	$3,542
Non-regulated	1,376	1,171	3,913	3,398
Total revenues	2,782	2,422	8,113	6,940
Cost of sales
Regulated	(1,066)	(950)	(3,379)	(2,701)
Non-regulated	(817)	(736)	(2,485)	(2,163)
Total cost of sales	(1,883)	(1,686)	(5,864)	(4,864)
Gross margin	899	736	2,249	2,076
General and administrative expenses	(49)	(40)	(143)	(130)
Interest expense	(450)	(478)	(1,392)	(1,449)
Interest income	97	52	280	191
Other (expense) income, net	(11)	(11)	41	(24)
Loss on sale of investments, asset and goodwill impairment expense	—	(4)	—	(5)
Foreign currency transaction losses, net	(22)	(22)	(54)	(103)
Equity in earnings of affiliates	20	18	66	57
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	484	251	1,047	613
Income tax expense	(143)	(128)	(372)	(220)
Minority interest expense	(97)	(37)	(222)	(162)
INCOME FROM CONTINUING OPERATIONS	244	86	453	231
Income (loss) from operations of discontinued businesses (net of income tax benefit of $—, $4, $— and $8, respectively)	—	7	—	(48)
NET INCOME	$244	$93	$453	$183
Basic Earnings Per Share:
Income from continuing operations	$0.38	$0.13	$0.69	$0.36
Discontinued operations	—	0.01	—	(0.07)
BASIC EARNINGS PER SHARE	$0.38	$0.14	$0.69	$0.29
Diluted Earnings Per Share:
Income from continuing operations	$0.37	$0.13	$0.68	$0.36
Discontinued operations	—	0.01	—	(0.08)
DILUTED EARNINGS PER SHARE	$0.37	$0.14	$0.68	$0.28

*See Note 1

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,164	$1,281
Restricted cash	373	395
Short-term investments	271	268
Accounts receivable, net of allowances ($320 and $303, respectively)	1,770	1,575
Inventory	479	418
Receivable from affiliate	5	8
Deferred income taxes—current	350	218
Prepaid expenses	148	87
Other current assets	846	736
Total current assets	5,406	4,986
Property, Plant and Equipment:
Land	880	788
Electric generation and distribution assets	22,665	21,729
Accumulated depreciation and amortization	(6,041)	(5,259)
Construction in progress	1,262	919
Property, plant, and equipment—net	18,766	18,177
Other Assets:
Deferred financing costs—net	318	343
Investments in and advances to affiliates	707	655
Debt service reserves and other deposits	653	737
Goodwill—net	1,449	1,419
Deferred income taxes—noncurrent	761	774
Other assets	1,588	1,832
Total other assets	5,476	5,760
Total	$29,648	$28,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,063	$1,142
Accrued interest	498	335
Accrued and other liabilities	2,136	1,656
Recourse debt—current portion	1	142
Non-recourse debt—current portion	1,606	1,619
Total current liabilities	5,304	4,894
Long-Term Liabilities:
Non-recourse debt	11,454	11,817
Recourse debt	4,885	5,010
Deferred income taxes	770	685
Pension liabilities and other post-retirement liabilities	929	891
Other long-term liabilities	3,368	3,375
Total long-term liabilities	21,406	21,778
Minority Interest	1,517	1,279
Commitments and contingent liabilties (See Note 7)
Stockholders’ Equity:
Common stock ($.01 par value, 1,200,000,000 shares authorized; 654,729,058 and 650,093,402 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,484	6,423
Accumulated deficit	(1,362)	(1,815)
Accumulated other comprehensive loss	(3,708)	(3,643)
Total stockholders’ equity	1,421	972
Total	$29,648	$28,923

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)*
OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,466	$1,117
INVESTING ACTIVITIES:
Property additions	(801)	(597)
Acquisitions—net of cash acquired	(85)	—
Proceeds from the sales of assets	21	64
Proceeds from the sales of emission allowances	30	—
Sale of short-term investments	1,101	911
Purchase of short-term investments	(1,053)	(970)
Decrease (increase) in restricted cash	17	(19)
Decrease (increase) in debt service reserves and other assets	88	(13)
Other investing	(15)	1
Net cash used in investing activities	(697)	(623)
FINANCING ACTIVITIES:
Issuance of recourse debt	6	491
Issuance of non-recourse debt and other coupon bearing securities	1,509	1,489
Repayments of recourse debt	(258)	(809)
Repayments of non-recourse debt and other coupon bearing securities	(2,064)	(1,756)
Payments for deferred financing costs	(10)	(81)
Distributions to minority interests	(126)	(82)
Contributions from minority interests	9	3
Issuance of common stock	20	7
Other financing	(4)	(3)
Net cash used in financing activities	(918)	(741)
Effect of exchange rate changes on cash	32	(12)
Total decrease in cash and cash equivalents	(117)	(259)
Cash and cash equivalents, beginning	1,281	1,663
Cash and cash equivalents, ending	$1,164	$1,404
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest—net of amounts capitalized	$1,203	$1,239
Cash payments for income taxes—net of refunds	$133	$127
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt retirement	$—	$168
Brasiliana Energia debt exchange	$—	$773

*See Note 1

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

After examining certain historical purchase transactions from 1999—2002 and reviewing the reconciliations of detailed historical income tax return records to reported book/income tax differences, various accounting errors were identified. As a result of these initial findings, on July 27, 2005 the Company announced that it would restate its previously filed financial statements. Management also expanded the scope of the review to include the composition of other material current and deferred income tax related balances including those recorded by or, on behalf of, our domestic subsidiaries and the parent company. As a result of this expanded review, additional non-tax items also were identified and corrected. A discussion of both income tax and non-tax adjustments follows.

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

The following tables set forth the previously reported and restatement amounts (in millions) of selected items within the condensed consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2004 and within the statement of cash flows for the nine months ended September 30, 2004.

Selected Statements of Operations and Comprehensive Income Data: ($ in millions)

	For the three months ended,		For the nine months ended,
	September 30, 2004		September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Regulated revenues	$1,252	$1,251	$3,545	$3,542
Regulated cost of sales	$957	$950	$2,724	$2,701
Non-regulated cost of sales	$735	$736	$2,160	$2,163
Total cost of sales	$1,692	$1,686	$4,884	$4,864
Gross margin	$731	$736	$2,059	$2,076
Interest expense	$470	$478	$1,423	$1,449
Foreign currency transaction losses, net	$16	$22	$79	$103
Income before income taxes and minority interest	$263	$251	$649	$613
Income tax expense	$78	$128	$201	$220
Minority interest expense	$52	$37	$174	$162
Income from continuing operations	$133	$86	$274	$231
Net Income	$140	$93	$226	$183
Unrealized currency translation gains	$89	$50	$18	$13
Change in fair value of derivatives in comprehensive loss	$5	$4	$76	$77
Comprehensive income	$224	$139	$170	$121
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.21	$0.13	$0.43	$0.36
Discontinued operations	0.01	0.01	(0.08)	(0.07)
Cumulative effect of accounting change	—	—	—	—
BASIC EARNINGS PER SHARE:	$0.22	$0.14	$0.35	$0.29
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.20	$0.13	$0.42	$0.36
Discontinued operations	0.01	0.01	(0.07)	(0.08)
Cumulative effect of accounting change	—	—	—	—
DILUTED EARNINGS PER SHARE:	$0.21	$0.14	$0.35	$0.28

Selected Statement of Cash Flow Data: ($ in millions)

	September 30, 2004
	As
	Previously
	Reported	As Restated
Net cash provided by operating activities	$1,109	$1,117
Net cash used in investing activities	$522	$623
Net cash used in financing activities	$741	$741
Cash and cash equivalents, beginning	$1,737	$1,663
Cash and cash equivalents, ending	$1,582	$1,404

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

Interim Financial Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2004 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC on January 19, 2006.

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

3.   INVENTORY

Inventory consists of the following (in millions):

	September 30, 2005	December 31, 2004
Coal, fuel oil and other raw materials	$215	$193
Spare parts and supplies	264	225
Total	$479	$418

4.   LONG-TERM DEBT

Non-Recourse Debt

Debt Defaults

Subsidiary non-recourse debt in default as of September 30, 2005 is as follows (in millions):

	Primary Nature of	September 30, 2005
Subsidiary	Covenant Default	Default	Net Assets
Eden/Edes	Payment	$98	$(55)
Parana	Payment	33	(67)
Hefei	Payment	4	—
Los Mina	Payment	24	130
Andres	Payment	112	297
Indian Queens	Other	31	43
		$302	$348

Andres and Los Mina, both electricity generation companies which are wholly owned subsidiaries of the Company located in the Dominican Republic, entered into forbearance agreements with their respective lenders in December 2004. Pursuant to the forbearance agreements, the lenders agreed not to exercise any remedies under the respective credit agreements. The forbearance agreements for Andres and Los Mina expired on July 29, 2005 and June 10, 2005, respectively. Subsequently, in December 2005, AES Dominicana Energia Finance, S.A., a wholly owned subsidiary of the Company, issued a $160 million Senior Secured Corporate Bond in the international capital markets under Rule 144A/Regulation S. The 10-year notes, with final maturity in December 2015, were priced to yield 11%. The net proceeds of the issuance were used to retire the current bank debt at both Andres and Los Mina of $112 million and $24 million, respectively. As of September 30, 2005, the debt for both of these subsidiaries is reported as current in the accompanying condensed consolidated balance sheet.

In September 2005, Indian Queens Power Ltd. (“Indian Queens”), an electricity generation company which is a wholly owned subsidiary of the Company located in the United Kingdom, was not able to meet the debt service coverage ratio as required pursuant to its term loan agreement. As a result, the debt is currently in default. The lenders have not issued a waiver for the default at this time. As of September 30, 2005, the outstanding debt balance of Indian Queens is reported as current in the accompanying condensed consolidated balance sheet.

Recourse Debt

Recourse debt obligations are direct borrowings of the parent corporation.

On June 1, 2005, the Company redeemed all outstanding 8.5% Senior Subordinated Notes due 2007, at a redemption price of 101.417% and an aggregate principal amount of approximately $112 million, including unamortized transaction costs.

On June 23, 2005, the Company amended its $650 million Senior Secured Bank Facilities. The interest rate on the $450 million Revolving Bank Loan was reduced to the London Interbank Offered Rate (“LIBOR”) plus 175 basis points. Previously, the rate was LIBOR plus 250 basis points. In addition, the Revolving Bank Loan maturity was extended from 2007 to 2010. The interest rate on the Senior Secured Term Loan also was reduced to LIBOR plus 175 basis points, from LIBOR plus 225 basis points, while its maturity in 2011 remains unchanged. On September 30, 2005, the Company upsized the Revolving Bank Loan to a total commitment amount of $650 million from $450 million.

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

The following tables present a reconciliation (in millions) of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended September 30,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$244	651	$0.38	$86	646	$0.13
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	9	—	—	7	—
Restricted stock units	—	2	—	—	—	—
Convertible debt	5	15	(0.01)	—	—	—
DILUTED EARNINGS PER SHARE	$249	677	$0.37	$86	653	$0.13

There were approximately 8.5 million and 26.8 million options outstanding at September 30, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. For the three months ended September 30, 2005, all term convertible preferred securities (“TECON’s”) were omitted from the earnings per share calculation because they were anti-dilutive. For the three months ended September 30, 2004, all convertible securities were omitted from the earnings per share calculation because they were anti-dilutive.

	Nine Months Ended September 30,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$453	653	$0.69	$231	638	$0.36
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	10	(.01)	—	7	—
Restricted stock units	—	1	—	—	—	—
Convertible debt	—	—	—	—	—	—
DILUTED EARNINGS PER SHARE	$453	664	$0.68	$231	645	$0.36

There were approximately 8.5 million and 26.8 million options outstanding at September 30, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. For the nine months ended September 30, 2005 and 2004, all convertible securities were omitted from the earnings per share calculation because they were anti-dilutive.

6.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The following table summarizes financial information (in millions) of the entities in which the Company has the ability to exercise significant influence but does not control, and therefore are accounted for using the equity method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$278	$246	$810	$714
Gross Margin	$95	$87	$250	$246
Net Income	$48	$40	$147	$129

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

7.   CONTINGENCIES

Environmental

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2005, the Company recorded liabilities of $12 million for projected environmental remediation costs. Because of the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts that could be material but cannot be estimated as of September 30, 2005.

Financial Commitments

At September 30, 2005, AES provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $444 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

At September 30, 2005, the Company had $369 million in letters of credit outstanding under the Revolving Bank Loan that operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter of credit fee ranging from 0.50% to 1.95%  per annum on the outstanding amounts. In addition, the Company had $4 million in surety bonds outstanding at September 30, 2005.

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

In August 2001, a petition was filed against CESCO, an affiliate of the Company, by the Grid Corporation of Orissa, India (“Gridco”), with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counter-claimed against Gridco for damages. A arbitration hearing with respect to liability was conducted on August 3 - 9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. A decision on liability may be issued in the first quarter of 2006. A petition remains pending before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings with respect to the CESCO arbitration. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

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

In early 2002 GRIDCO made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the India courts to block any such OERC proceedings. In early 2005 the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High Court’s decision and the underlying OERC proceedings regarding the PPA terms. In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials. The Company believes that it has meritorious defenses to any actions asserted against it and will defend itself vigorously against the allegations.

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

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed separate lawsuits in the Dominican Republic against Ede Este, a former subsidiary of AES, and Itabo, an AES affiliate. Lawsuits against Itabo also name the president of Itabo as a defendant. In one of the lawsuits against Itabo, CDEEE requested a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties. On November 29, 2004, the Court dismissed the case. CDEEE appealed the dismissal. A hearing was held on May 12, 2005 and Itabo requested the Court to declare the Courts’ jurisdictional incompetence to decide the matter, in light of the arbitration clause set forth in the contracts executed between Itabo and CDE under the Capitalization Process. The Court ordered that the claims be heard on the merits and condemned Itabo for not complying with this request. The Court reserved judgment on Itabo´s arguments that the matter should be resolved in an arbitration proceeding. On May 25, 2005, Itabo appealed the May 12 decision and requested a stay of the decision. On October 14, 2005 the Court of Appeals of Santo Domingo upheld Itabo´s request of jurisdictional incompetence and remitted the lawsuit to the ICC for arbitration. On May 26, 2005, Itabo filed a motion with the United States District Court—Southern District New York, seeking relief in aid of the ongoing arbitration. The petition was denied on July 18. Itabo appealed said decision on September 6, 2005. In the other Itabo lawsuit, CDEEE also requested that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 2004 to CDEEE. At a hearing that was held on March 30, 2005, Itabo submitted that the court did not have jurisdiction to hear the case and that the case should be decided in an arbitration proceeding. On October 11, 2005 the Court upheld Itabo´s petition of jurisdictional incompetence and declared that the lawsuit should be decided in an arbitral proceeding. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of Itabo of all Ede Este’s commercial and financial operations with affiliate companies since August 5, 1999. On February 9, 2005, Itabo filed a lawsuit against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) seeking among other relief, to enforce the arbitration/dispute resolution processes set forth in the contracts among the parties. FONPER submitted an answer and asserted a counterclaim on April 21, 2005. CDEEE submitted an answer on April 23, 2005. Itabo answered FONPER´s counterclaim on May 12, 2005. On August 25, Itabo filed an amended lawsuit. The Tribunal has been constituted. The arbitration is ongoing.

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

Pursuant to the pesification established by the Public Emergency Law and related decrees in Argentina, since the beginning of 2002, the Company’s subsidiary TermoAndes has converted its obligations under its gas supply and gas transportation contracts into pesos. In accordance with the Argentine regulations, payments were made in Argentine pesos at a 1:1 exchange rate. Certain gas suppliers (Tecpetrol, Mobil and Compañía General de Combustibles S.A.) which represented 50% of the gas supply contract have objected to the payment in pesos. On January 30, 2004, such gas suppliers filed for arbitration with the ICC requesting the re-dollarization of the gas price. TermoAndes replied on March 10, 2004 with a counter-lawsuit related to (i) the default of suppliers regarding the most favored nation clause, (ii) the unilateral modification of the point of gas injection by the suppliers, (iii) the obligations to supply the contracted quantities and (iv) the ability of TermoAndes to resell the gas not consumed. On May 12, 2004, the plaintiffs responded to TermoAndes’ counterclaims. In October 2004, the case was submitted to a court of arbitration for determination of the Terms of Reference. Hearings to show evidence were held in Buenos Aires in June 2005. The arbitration seeks approximately $12 million for past gas supplies plus interests.

On or about October 27, 2004, AES Red Oak LLC (“Red Oak”) was named as a defendant in a lawsuit filed by Raytheon Company (“Raytheon”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expense allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed counterclaims against Raytheon. In January 2005, Raytheon moved for dismissal of Red Oak’s counterclaims. In March 2005, the motion to dismiss was withdrawn and a partial motion for summary judgment was filed by Raytheon seeking return of approximately $16 million of the letter of credit draw. Red Oak submitted its opposition to the partial motion for summary judgment in April. Meanwhile, Raytheon re-filed its motion to dismiss the fraud allegations in the counterclaim. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. In December 2005, the Court granted a dismissal of Red Oak’s fraud claim. The Court also ordered the return of approximately $16 million of the letter of credit draw that had yet to be utilized for the performance/construction issues. The parties are conducting discovery. Red Oak expects to defend itself vigorously in the action. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September of 2005, and filed its answer, affirmative defenses, and counterclaim in October of 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien, or consent to a stay.

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

Tax Examinations

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material but cannot be estimated as of September 30, 2005.

Other

In exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at approximately $470 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option. If the Sul Option is exercised, the Company’s ownership of Sul would be reduced from approximately 100% to approximately 46%.

8.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$244	$93	$453	$183
Foreign currency translation adjustments (net of income taxes of $—)	66	50	147	13
Cash flow hedging activity:
Reclassification to earnings (net of income tax benefit of $29, $3, $50 and $27, respectively)	53	18	114	93
Change in derivative fair value (net of income tax benefit (expense) of $78, $(17), $117 and $23, respectively)	(181)	(22)	(326)	(170)
Change in fair value of derivatives	(128)	(4)	(212)	(77)
Minimum pension liability (net of income taxes of $—, $—, $— and $2, respectively)	—	—	—	2
Comprehensive income	$182	$139	$388	$121

Accumulated other comprehensive loss is as follows at September 30, 2005 (in millions):

Nine Months Ended September 30, 2005
Accumulated other comprehensive loss December 31, 2004	$(3,643)
Total foreign currency translation adjustments	147
Change in fair value of derivatives	(212)
Accumulated other comprehensive loss September 30, 2005	$(3,708)

9.   SEGMENTS

AES previously reported its financial results in four business segments of the electricity industry: large utilities, growth distribution, contract generation and competitive supply. After careful review and consideration of the Company’s operating segments during the second quarter, it was determined that the businesses within the large utilities and growth distribution segments were similar in terms of exposure to government regulation of their tariffs and the type of customer base served. The Company further determined that the similarities now outweigh the characteristics of size, location and growth potential that previously differentiated the two regulated distribution segments. Beginning in the second quarter of 2005, the large utilities and growth distribution segments were merged into one segment entitled “regulated utilities.”

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

Information about the Company’s operations by segment for the three and nine months ended September 30, 2005 and 2004, respectively, is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004(3)	2005	2004(3)	2005	2004(3)	2005	2004(3)
	Revenue(1)		Gross Margin(2)		Revenue(1)		Gross Margin(2)
Regulated Utilities	$1,406	$1,251	$340	$301	$4,200	$3,542	$821	$841
Contract Generation	1,046	906	453	371	3,019	2,642	1,198	1,054
Competitive Supply	330	265	106	64	894	756	230	181
Total	$2,782	$2,422	$899	$736	$8,113	$6,940	$2,249	$2,076

(1)          Sales between the segments (“intersegment revenues”) are accounted for at fair value as if the sales were to third parties. Intersegment revenues for the three months ended September 30, 2005 and 2004 were $212 million and $104 million, respectively, and $563 million and $313 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts have been eliminated in the appropriate segment on a consolidated basis.

(2)          For consolidated subsidiaries, the Company uses gross margin as a measure of profit or loss for the Company’s reportable segments. Gross margin equals revenues less cost of sales on the condensed consolidated statement of operations for each period presented.

(3)          The Company’s 2004 information has been restated to conform to the 2005 segment presentation.

Information about the Company’s assets by segment as of September 30, 2005 and December 31, 2004, respectively, is as follows (in millions):

	Total Assets
	September 30,	December 31,
	2005	2004
Regulated Utilities	$12,685	$11,546
Contract Generation	14,236	14,034
Competitive Supply	2,174	2,156
Corporate	553	1,187
Total	$29,648	$28,923

10.   BENEFIT PLANS

Certain of the Company’s subsidiaries have defined benefit pension plans covering substantially all of their respective employees. Pension benefits are based on years of credited service, age of the participant and average earnings. Of the thirteen defined benefit plans, two are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries.

Total pension cost for the three and nine months ended September 30, 2005 and 2004 include the following components (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1	$1	$1	$1	$3	$4	$3	$4
Interest cost on projected benefit obligation	7	75	7	56	21	215	(21)	168
Expected return on plan assets	(7)	(50)	(7)	(33)	(21)	(143)	21	(99)
Amortization of unrecognized actuarial loss	1	1	1	2	3	3	3	4
Total pension cost	$2	$27	$2	$26	$6	$79	$6	$77

The expected remaining scheduled annual employer contributions for 2005 are less than $1 million for U.S. subsidiaries and $26 million for foreign subsidiaries at September 30, 2005.

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement of Previously Issued Quarterly Financial Statements

This Form 10-Q restates certain financial information for the three and nine months ended September 30, 2004 to correct certain accounting errors that were contained in the condensed consolidated financial statements in the previously filed Form 10-Q for the quarterly period ended September 30, 2004.  See Note 1 to the condensed consolidated financial statements included in this Form 10-Q.  The discussion below includes the effect of the restated condensed consolidated financial statements for the three and nine months ended September 30, 2004.

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

As we indicated in the previous quarters, we realigned our management reporting structure into four regions: North America; Latin America; Europe, Middle East and Africa (“EMEA”); and Asia, each led by a regional president who reports directly to the Chief Executive Officer (“CEO”). This realignment allows us to place senior leaders and resources closer to the businesses to further improve operating performance and integrate operations and development on a more localized level. The new structure will help us leverage regional market trends to enhance our competitiveness and identify and capitalize on key business development opportunities. The organizational changes are expected to streamline some corporate functions to more effectively support AES businesses around the globe.

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

Beginning in the second quarter of 2005, our “Large Utilities” and “Growth Distribution” business segments have been merged into one business segment entitled “Regulated Utilities.”  After careful review and consideration of our operating segments after our business realignment, we determined that the businesses within these two segments are similar in terms of exposure to government regulation of their tariffs and the type of customer base served. We further determined that these similarities now outweigh the characteristics of size, location and growth potential that previously differentiated the two regulated distribution segments. Consequently, all of our businesses engaged in the distribution of electricity will be reported under the “Regulated Utilities” segment.

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

Third Quarter Operating Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	($ in millions)
Revenue	$2,782	$2,422	15%	$8,113	$6,940	17%
Gross Margin	$899	$736	22%	$2,249	$2,076	8%
Gross Margin as a % of Revenue	32.3%	30.4%	6%	27.7%	29.9%	(7)%
Diluted Earnings Per Share from Continuing Operations	$0.37	$0.13	185%	$0.68	$0.36	89%
Net Cash Provided By Operating Activities	$619	$504	23%	$1,466	$1,117	31%

Revenue increased 15% in the third quarter ended September 30, 2005 compared to the prior year period and was up 17% on a year over year basis. We continue to see better pricing in markets like Brazil where we finalized the 2003 Eletropaulo asset base reset with ANEEL as part of the tariff adjustment in July of this year. We have experienced higher generation business electricity prices and higher capacity revenues in Chile as a result of increased node prices implemented by the Chilean government as a response to the gas shortage in Argentina, and we see increasing demand in certain markets like Cameroon and Venezuela. In addition, our revenues have been positively affected by the impacts of foreign currency translation, particularly due to the significant appreciation of the Brazilian real to the U.S. dollar.

Gross margin increased 22% in the third quarter ended September 30, 2005 compared to the prior year period and increased 8% in the nine months ended September 30, 2005 compared to prior year period. Gross margin as a percent of revenues increased from 30.4% to 32.3% quarter over quarter as higher energy spot sales and prices in our competitive supply businesses in Latin America outweighed other cost increases. Gross margin as a percent of revenues declined from 29.9% to 27.7% in the nine months ended September 30, 2005 compared to prior year period, largely due to a significant receivable allowance recorded at our Brazilian businesses, higher purchased electricity prices in our regulated utilities, and higher fuel costs throughout most of our businesses.

Diluted earnings per share from continuing operations increased 185% to $0.37 for the three months ended September 30, 2005 from $0.13 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 diluted earnings per share from continuing operations increased to $0.68 from $0.36 in the same prior year period. These increases were driven by higher operating earnings in our businesses, lower net interest expense and lower tax expense, partially offset by higher minority interest expense related to the increase in earnings at several of our four subsidiaries in Brazil.

Net cash from operating activities for the nine months ended September 30, 2005 increased 31% to $1.5 billion from $1.1 billion for the nine months ended September 30, 2004. This year over year net increase was largely driven by an increase in net earnings (adjusted for non-cash items) of $12 million, a net increase in other assets and liabilities of $265 million, and a decrease in working capital of $72 million.

Strategic Highlights

AES continued its pursuit of its long-term value creation strategy through the financial restructuring of existing businesses and expansion of those business platforms. AES may, from time to time, make new investments in certain subsidiaries to facilitate recapitalization or debt restructuring.

It also continued to make significant investments on environmental-related projects. In May 2005, AES’s Hungarian subsidiary, Tisza II, completed its two-year, $126 million refurbishment project, which extends the life of the plant to 2016 and is designed to ensure compliance with recent European Union environmental regulations. Also in May 2005, IPL, a U.S. subsidiary, completed a capital project for NOx removal via selective catalytic reduction systems at one unit at its Harding Street plant at a total capital cost of approximately $55 million. This is another element of IPL’s ongoing air pollution investment program to reduce emissions. Indiana regulators approved a plan that allows IPL to recover the capital and operating costs of the equipment, including a return on investment. In addition, the Company has a $43 million multi-pollutant control program in progress at AES Eastern Energy’s Greenidge plant in New York, which will allow for more economical dispatch of this coal-fired plant. These efforts demonstrate AES’s desire to continue to provide clean, competitive and reliable electricity through the completion of financially viable projects.

The Company also continued to make important progress on important growth projects. Among those under construction, the Company’s 120 MW Buffalo Gap wind power project in Texas, is currently scheduled for first quarter 2006 start-up. The Company’s 1,200 MW gas-fired power plant in Cartagena, Spain, is scheduled for completion in the second quarter of 2006.

In October 2005, the AES Board of Directors approved the construction of a $37 million, 120 MW diesel-fired peaking facility to serve the largest power market in Chile. The project will be funded with internally generated cash and/or local financing and is expected to be on-line in 2006. This is the Company’s first power project in Chile since 2001. The Company also continues to make important progress in arranging the financing and permitting for its proposed 600 MW (net) lignite-fired Maritza East I power plant project near Galabovo, Bulgaria. The Company has secured all necessary credit approvals for the provision of non-recourse construction and term financing from a group of commercial underwriters and from the European Bank for Reconstruction and Development, subject to final documentation of the credit documents and clearing of condition precedents. Permits are in place for the commencement of the construction of the power plant and permits for the associated solid waste disposal facilities are being finalized. Construction of this $1.4 billion project is expected to commence in the spring of 2006. The Company will fund its total equity contribution of approximately $500 million pro-rata with draw downs under the construction financing, and will post a letter of credit for the balance committed but not yet invested portion of its equity.

The Company continues to maintain an active development pipeline of potential growth investments, and is currently evaluating opportunities in 38 countries. It continues to devote significant resources at both the corporate and business level in support of business development opportunities, which may include expansion at existing locations, new greenfield investment, privatization, and mergers and acquisitions. It is also funding development costs in support of new projects and privatization opportunities which could lead to significant new investments in 2006. In October 2005, the Company was notified by the Romania government that it had qualified to bid for a majority share in Electrica Muntenia Sud SA in Romania, which is being privatized by the Romanian government. Expected investment would be in the hundreds of millions of dollars.

The Company expects to fund these investments from our cash flows from operations and/or the proceeds from our issuance of debt, common stock, other securities and asset sales. We see sufficient value creating growth investment opportunities that may exceed available cash and cash flow from operations in future periods.

As part of our strategy to continue to strengthen our balance sheet, we amended our parent company $650 million credit facilities in June 2005 in order to reduce our borrowing costs. The interest rate on the $450 million Revolving Bank Loan was reduced from the London Interbank Offered Rate (“LIBOR”) plus 250 basis points to LIBOR plus 175 basis points. The maturity on the Revolving Bank Loan was extended from 2007 to 2010. The interest rate on the $200 million term loan facility was also reduced from LIBOR plus 225 basis points to LIBOR plus 175 basis points. In June 2005, we redeemed all outstanding 8.5% Senior Subordinated Notes due in 2007, and in August 2005, we redeemed all outstanding 4.5% Convertible Junior Subordinated Debentures. On September 30, 2005, we upsized the Revolving Bank Loan to a total commitment amount of $650 million from $450 million. We will continue to identify similar restructuring opportunities that arise as a result of AES’s improving credit quality.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	$ change 2005 vs. 2004	2005	2004	$ change 2005 vs. 2004
Gross Margin:
Regulated Utilities	$340	$301	$39	$821	$841	$(20)
Contract Generation	453	371	82	1,198	1,054	144
Competitive Supply	106	64	42	230	181	49
Total gross margin	899	736	163	2,249	2,076	173
General and administrative expenses(1)	(49)	(40)	(9)	(143)	(130)	(13)
Interest expense	(450)	(478)	28	(1,392)	(1,449)	57
Interest income	97	52	45	280	191	89
Other (expense) income, net	(11)	(11)	—	41	(24)	65
Loss on sale of investments, asset and goodwill impairment expense	—	(4)	4	—	(5)	5
Foreign currency transaction losses, net	(22)	(22)	—	(54)	(103)	49
Equity in earnings of affiliates	20	18	2	66	57	9
Income tax expense	(143)	(128)	(15)	(372)	(220)	(152)
Minority interest expense	(97)	(37)	(60)	(222)	(162)	(60)
Income from continuing operations	244	86	158	453	231	222
Income (loss) from operations of discontinued businesses	—	7	(7)	—	(48)	48
Net income	$244	$93	$151	$453	$183	$270
PER SHARE DATA:
Basic income per share from continuing operations	$0.38	$0.13	$0.25	$0.69	$0.36	$0.33
Diluted income per share from continuing operations	$0.37	$0.13	$0.24	$0.68	$0.36	$0.32

(1)          General and administrative expenses are corporate and business development expenses.

Overview

Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
		% of Total		% of Total		% of Total		% of Total
	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues
	($ in millions)
Regulated Utilities	$1,406	51%	$1,251	52%	$4,200	52%	$3,542	51%
Contract Generation	1,046	37%	906	37%	3,019	37%	2,642	38%
Competitive Supply	330	12%	265	11%	894	11%	756	11%
Non-Regulated	1,376	49%	1,171	48%	3,913	48%	3,398	49%
Total	$2,782	100%	$2,422	100%	$8,113	100%	$6,940	100%

Revenues increased $360 million, or 15%, to $2.8 billion for the three months ended September 30, 2005 from $2.4 billion for the three months ended September 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 10% for the three months ended September 30, 2005 from the three months ended September 30, 2004. Key factors leading to the increase in revenues were positive impacts from foreign currency translation in Latin America, as well as higher generation business electricity prices.

Revenues increased $1.2 billion, or 17%, to $8.1 billion for the nine months ended September 30, 2005 from $6.9 billion for the prior year period. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 10% for the nine months ended September 30, 2005 from the prior year period. Key factors leading to the increase in revenues were positive impacts from foreign currency translation and the impact of the new tariff rate in Brazil, as well as higher generation business electricity prices.

Gross Margin

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
		% of Total		% of Total		% of Total		% of Total
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Margin	Margin	Margin	Margin	Margin	Margin	Margin	Margin
	($ in millions)
Regulated Utilities	$340	38%	$301	41%	$821	37%	$841	41%
Contract Generation	453	50%	371	50%	1,198	53%	1,054	51%
Competitive Supply	106	12%	64	9%	230	10%	181	8%
Non-Regulated	559	62%	435	59%	1,428	63%	1,235	59%
Total	$899	100%	$736	100%	$2,249	100%	$2,076	100%
Gross Margin as a % of Revenue	32.3%		30.4%		27.7%		29.9%

Gross margin increased $163 million, or 22%, to $899 million for the three months ended September 30, 2005 from $736 million for the three months ended September 30, 2004. Gross margin increased $173 million, or 8%, to $2.2 billion for the nine months ended September 30, 2005 from $2.1 billion for the nine months ended September 30, 2004. Gross margin dollar increases for both periods were primarily due to higher revenues.

Gross margin as a percent of revenues increased from 30.4% in the third quarter of 2004 to 32.3% in the third quarter of 2005 and declined from 29.9% from the nine months of 2004 to 27.7% in the nine months of 2005. The quarter over quarter increase is largely driven by increased energy spot sales and prices in our competitive supply businesses in Latin America. The decline for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is driven by increased receivable reserves in our Brazilian businesses, higher unrecovered purchased electricity prices in our regulated utilities, and higher fuel costs throughout most of our businesses.

Segment Analysis

Regulated Utilities Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
		% of Total		% of Total		% of Total		% of Total
	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues
	($ in millions)
North America	$254	9%	$229	10%	$710	9%	$656	9%
Latin America	1,038	38%	915	38%	3,116	38%	2,547	37%
EMEA	114	4%	107	4%	374	5%	339	5%
Total	$1,406	51%	$1,251	52%	$4,200	52%	$3,542	51%

Revenue for the three months ended September 30, 2005 increased $155 million, or 12%, compared to the three months ended September 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have decreased approximately 2% for the three months ended September 30, 2005 as compared to the same period in 2004. Latin America experienced the largest regional quarter over quarter increase, totaling $123 million due to favorable exchange rates at Eletropaulo and Sul in Brazil, only partially offset by the negative impacts of foreign currency remeasurement at EDC in Venezuela. The Brazilian real appreciated almost 27% for the quarter versus the prior year quarter, while the Venezuelan bolivar devalued almost 11%. Revenue increases at Ipalco in North America are attributable to warmer weather and the resulting increase in the average number of cooling degree days, as well as to recoveries related to investments made in air emission equipment at its power plants.

Revenue for the nine months ended September 30, 2005 increased $658 million, or 19%, compared to the nine months ended September 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased 7% for the nine months ended September 30, 2005 as compared to the same period in 2004. A majority of the year-to-date increase was due to favorable exchange rates at Eletropaulo and Sul in Brazil, only partially offset by the negative impacts of foreign currency remeasurement at EDC in Venezuela. The Brazilian real appreciated almost 19% for the nine months ended September 30, 2005, while the Venezuelan bolivar devalued almost 11%. Recognition of a retroactive tariff increase at Eletropaulo in Brazil, and better demand at EDC in Venezuela and Ipalco in North America, also contributed to the significant year over year revenue increase.

Regulated Utilities Gross Margin

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
		% of Total		% of Total		% of Total		% of Total
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Margin	Margin	Margin	Margin	Margin	Margin	Margin	Margin
	($ in millions)
North America	$87	10%	$80	11%	$246	11%	$229	11%
Latin America	238	26%	194	26%	495	22%	545	26%
EMEA	15	2%	27	4%	80	4%	67	4%
Total	$340	38%	$301	41%	$821	37%	$841	41%
Regulated Utilities Gross Margin as a % of Regulated Utilities Revenue	24.2%		24.1%		19.5%		23.7%

Gross margin increased $39 million, or 13%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Gross margin as a percent of revenue remained constant at approximately 24% for the three months ended September 30, 2005 and the prior year period. Gross margin increases were driven largely by Eletropaulo and EDC in Latin America and Ipalco in North America. Eletropaulo gross margin benefited from favorable foreign currency translation impacts, higher revenues and favorable purchased electricity prices. EDC benefited from higher prices and better demand. Ipalco gains were driven by higher revenues attributable to warmer weather and the resulting increase in the average number of cooling degree days.

Gross margin decreased $20 million, or 2%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Gross margin as a percent of revenue decreased to 19.5% in the nine months ended September 30, 2005 compared to 23.7% in the prior year period due to higher purchased electricity costs in all regions and the recording of $192 million of gross bad debts reserve in the second quarter of 2005 related to the collectibility of certain municipal receivables at our utilities in Brazil.

Contract Generation Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
		% of Total		% of Total		% of Total		% of Total
	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues
	($ in millions)
North America	$338	12%	$338	14%	$951	12%	$952	14%
Latin America	462	16%	325	13%	1,276	16%	946	14%
EMEA	219	8%	222	9%	690	9%	645	9%
Asia	27	1%	21	1%	102	—%	99	1%
Total	$1,046	37%	$906	37%	$3,019	37%	$2,642	38%

Revenue for the three months ended September 30, 2005 increased $140 million, or 15%, compared to the three months ended September 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 14% for the three months ended September 30, 2005 compared to the prior year period. Revenue increases occurred largely in Latin America and were attributable to increased generation business electricity prices. Tiete, consisting of a group of hydro-electric plants providing electricity primarily to Eletropaulo, in Brazil, continues to charge higher electricity prices consistent with its power purchase agreements, while Gener in Chile has experienced higher electricity prices and capacity revenues as a result of increased node prices implemented by the Chilean government in response to the gas shortage in Argentina. Favorable foreign currency translation effects positively impacted revenues primarily at Gener in Chile and at Uruguaiana in Brazil. EMEA volumes were down slightly in the third quarter of 2005 versus the third quarter of 2004 due to planned maintenance at Kilroot in the United Kingdom.

Revenue for the nine months ended September 30, 2005 increased $377 million, or 14%, compared to the nine months ended September 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 13% for the nine months ended September 30, 2005 compared to the prior year period. The main drivers of the increases in revenue on a year-to-date basis were consistent with the drivers mentioned in the previous paragraph, namely increased electricity prices at Tiete in Brazil and at Gener in Chile. Favorable foreign currency translation effects positively impacted revenues largely at Gener in Chile and at Uruguaiana in Brazil.

Contract Generation Gross Margin

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
		% of Total		% of Total		% of Total		% of Total
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Margin	Margin	Margin	Margin	Margin	Margin	Margin	Margin
	($ in millions)
North America	$137	15%	$150	20%	$347	15%	$391	19%
Latin America	219	24%	129	18%	516	23%	369	18%
EMEA	91	10%	88	12%	311	14%	273	13%
Asia	6	1%	4	—%	24	1%	21	1%
Total	$453	50%	$371	50%	$1,198	53%	$1,054	51%
Contract Generation Gross Margin as a % of Contract Generation Revenue	43.3%		40.9%		39.7%		39.9%

Gross margin increased $82 million, or 22%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Gross margin as a percent of revenues increased to 43.3% for the three months ended September 30, 2005 compared to 40.9% for the prior year period. Gross margin increases were driven primarily by Tiete and Gener in Latin America as increased electricity prices resulted in higher revenues that more than offset increases in fuel prices and other fixed costs. North America experienced a gross margin decrease due to the scheduled decrease in contracted capacity payments at Shady Point and a transmission line failure at Thames, both in the U.S.

Gross margin increased $144 million, or 14%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Gross margin as a percent of revenues remained constant at approximately 40% for the nine months ended September 30, 2005 and the prior year period. Gross margin increases were driven primarily by Tiete and Gener in Latin America as increased electricity prices resulted in higher revenues that more than offset increases in fuel prices and other fixed costs. North America experienced a gross margin decrease due to the scheduled decrease in contracted capacity payments at Shady Point, forced outages at Southland and a transmission line failure at Thames, all in the U.S. Gross margin as a percent of revenues remained relatively flat as purchased electricity cost increased at Gener, higher overall gas and coal costs and the negative impacts of foreign currency translation outweighed the benefits of higher average electricity pricing.

Competitive Supply Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
		% of Total		% of Total		% of Total		% of Total
	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues
	($ in millions)
North America	$145	5%	$113	5%	$388	5%	$336	5%
Latin America	125	5%	87	4%	301	4%	229	3%
EMEA	27	1%	36	1%	94	1%	100	2%
Asia	33	1%	29	1%	111	1%	91	1%
Total	$330	12%	$265	11%	$894	11%	$756	11%

Revenue for the three months ended September 30, 2005 increased $65 million, or 25%, compared to the three months ended September 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 23% for the three months ended September 30, 2005 compared to the prior year period. Revenue increases occurred largely in Latin America and were primarily due to higher competitive market prices for electricity sold at Alicura and Parana in Argentina, and at our business in Panama, as well as increased production volumes at Alicura and Parana. North America revenue increases were impacted by higher average energy prices realized at the New York plants in the U.S. due to energy price increases in the forward markets primarily caused by increasing fuel prices.

Revenue for the nine months ended September 30, 2005 increased $138 million, or 18%, compared to the nine months ended September 30, 2004. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 17% for the nine months ended September 30, 2005 compared to the prior year period. Revenue increases occurred primarily in Latin America and were primarily due to higher competitive market prices for electricity sold at Alicura and Parana in Argentina, as well as increased production volumes at Alicura. North America revenue increases were impacted by the sale of certain excess environmental emissions allowances and higher average energy prices realized at the New York plants in the U.S., partially offset by outages which occurred in the first half of the year.

Competitive Supply Gross Margin

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
		% of Total		% of Total		% of Total		% of Total
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Margin	Margin	Margin	Margin	Margin	Margin	Margin	Margin
	($ in millions)
North America	$42	5%	$24	3%	$99	4%	$67	3%
Latin America	64	7%	34	5%	117	5%	83	4%
EMEA	(3)	—%	1	—%	(11)	—%	5	—%
Asia	3	—%	5	1%	25	1%	26	1%
Total	$106	12%	$64	9%	$230	10%	$181	8%
Competitive Supply Gross Margin as a % of Competitive Supply Revenue	32.1%		24.2%		25.7%		23.9%

Gross margin increased $42 million, or 66%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Gross margin as a percent of revenues increased to 32.1% for the three months ended September 30, 2005 compared to 24.2% for the prior year period. Gross margin and gross margin as a percent of revenue increases in North America and Latin America were primarily due to higher average pricing at the New York plants in the U.S. and higher competitive market prices for electricity sold at Alicura and Parana in Argentina, and at our business in Panama, only partially offset by higher coal purchase prices in New York, and gas purchase prices at Parana.

Gross margin increased $49 million, or 27%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Gross margin as a percent of revenues increased to 25.7% for the nine months ended September 30, 2005 compared to 23.9% for the prior year period. Gross margin and gross margin as a percent of revenue increases in North America and Latin America were primarily due to higher average pricing at the New York plant in the U.S. and higher competitive market prices for electricity sold at Alicura and Parana in Argentina, and at our business in Panama, only partially offset by higher coal purchase prices in New York, and gas purchase prices at Parana. In addition, gross margin as a percent of revenue was positively impacted by the sale of certain environmental excess emissions allowances in New York. Excluding the sale of these allowances for the full year, gross margin as a percent of revenue would have declined to 23.1% for the nine months ending September 30, 2005.

General and administrative expenses

General and administrative expenses increased $9 million to $49 million for the three months ended September 30, 2005 from $40 million for the three months ended September 30, 2004 and increased $13 million to $143 million for the nine months ended September 30, 2005 from $130 million for the nine months ended September 30, 2004. The increases are the result of higher professional and consulting fees associated with the restatement of the company’s financial statements and the development of detailed reconciliation and reporting procedures related to the accounting for income taxes, as well as increased long term compensation costs.

Interest expense

Interest expense decreased $28 million, or 6%, to $450 million for the three months ended September 30, 2005 from $478 million for the three months ended September 30, 2004 primarily due to the benefits of debt retirements principally in Venezuela and the U.S. and lower interest rate hedge related costs, partially offset by negative impacts from foreign currency translation in Brazil and higher interest rates at certain of our businesses.

Interest expense decreased $57 million to $1,392 million for the nine months ended September 30, 2005 from $1,449 million for the nine months ended September 30, 2004 due to the benefits of lower debt levels in Brazil, the U.S. and Venezuela and lower interest rate hedge related costs partially offset by higher interest rates at certain subsidiaries and the negative impacts of foreign currency translation in Brazil.

Interest income

Interest income increased $45 million to $97 million for the three months ended September 30, 2005 from $52 million for the three months ended September 30, 2004 and increased $89 million to $280 million for the nine months ended September 30, 2005 from $191 million for the nine months ended September 30, 2004. Interest income increases in both periods were primarily due to higher short-term investment balances at certain of our subsidiaries combined with higher short-term interest rates. Foreign currency translation impact due to the appreciation of the Brazilian real also favorably impacted the comparison periods presented.

Other income (expense)

Other income (expense) remained constant at $(11) million for the three months ended September 30, 2005 and the prior year period.

Other income (expense) increased $65 million to $41 million for the nine months ended September 30, 2005 from $(24) million for the nine months ended September 30, 2004. The increase was primarily due to the reversal of a Brazilian business tax liability no longer required and the favorable impact of foreign currency translation due to the appreciation of the Brazilian real.

Loss on sale of investments, asset and goodwill impairment expense

There was no loss on sale of investments, asset and goodwill impairment expense for the three months ended September 30, 2005. A $4 million fixed assets impairment expense was recognized in Panama for the three months ended September 30, 2004.

There was no loss on sale of investments, asset and goodwill impairment expense for the nine months ended September 30, 2005. A $5 million loss was recorded for the nine months ended September 30, 2004 as a result of an adjustment to an estimate related to the December 2003 sale of approximately 39% of AES’s interest in AES Oasis Limited (“AES Oasis”), and a fixed assets impairment expense that was recognized in Panama.

Foreign currency transaction gains (losses), net

The Company recognized foreign currency transaction losses of $22 million for the three months ended September 30, 2005 and 2004. The thrid quarter 2005 losses primarily related to losses at Eletropaulo in Brazil offset by gains at EDC in Venezuela and at Los Mina in the Dominican Republic. Foreign currency losses at Eletropaulo increased primarily due to lower transaction gains in 2005 and higher losses on mark-to-market foreign currency transaction hedges. Foreign currency gains at EDC increased primarily due to higher non-regulated market currency conversion gains and to zero losses from foreign currency transaction hedges. Los Mina’s foreign currency gains increased primarily due to the depreciation of the Dominican peso in 2005.

The Company recognized foreign currency transaction losses of $54 million for the nine months ended September 30, 2005 compared to $103 million of losses for the nine months ended September 30, 2004. The $49 million decrease was primarily related to gains at EDC in Venezuela offset by losses at Eletropaulo and Sul in Brazil. Foreign currency gains at EDC increased primarily due to transaction gains on bolivar-denominated debt, non-regulated market currency conversion gains in 2005 versus losses in 2004, and lower losses on mark-to-market foreign currency transaction hedges. Foreign currency gains at Sul increased primarily due to transaction gains on floating interest rate notes. This was offset by foreign currency losses at Eletropaulo primarily due to mark-to-market losses on foreign currency transaction hedges, transaction losses on U.S. dollar-denominated power purchase agreements offset by foreign currency transaction gains on debt.

Foreign currency transaction gains (losses) at certain of the Company’s foreign subsidiaries and affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Argentina	$(3)	$(1)	$4	$(6)
Brazil	(27)	2	(65)	(35)
Venezuela	12	1	34	(29)
Dominican Republic	2	(16)	(3)	(16)
Pakistan	(6)	(5)	(17)	(14)
Other	—	(3)	(7)	(3)
Total(1)	$(22)	$(22)	$(54)	$(103)

(1)          Includes $35 million and $36 million of losses on foreign currency derivative contracts for the three months ended September 30, 2005 and 2004, respectively; and includes $114 million and $50 million of losses on foreign currency derivative contracts for the nine months ended September 30, 2005 and 2004, respectively.

Equity in earnings of affiliates

Equity in earnings of affiliates increased $2 million, or 11%, to $20 million for the three months ended September 30, 2005 from $18 million for the three months ended September 30, 2004. The increase was primarily due to a plant fire causing lower earnings in 2004 at our affiliate in Canada.

Equity in earnings of affiliates increased $9 million, or 16%, to $66 million for the nine months ended September 30, 2005 from $57 million for the nine months ended September 30, 2004. The increase was primarily due to improved operations at our affiliates in Chile and Canada, partially offset by reduced earnings due to higher coal prices at our affiliates in China.

Income taxes

Income tax expense on continuing operations increased $15 million to $143 million for the three months ended September 30, 2005 from $128 million for the three months ended September 30, 2004. The Company’s effective tax rates were 30% and 51% for the three months ended September 30, 2005 and 2004, respectively. The net decrease in the effective tax rate for the third quarter of 2005 versus the same period in 2004 resulted primarily from the reversal of a $41 million valuation allowance in the third quarter of 2005, related to the recovery of net operating losses at two of our subsidiaries in Argentina. The valuation allowance was reversed upon the final approval of a tariff increase in the third quarter of 2005. This benefit was partially offset by higher U.S. taxes on distributions from and earnings of certain non-U.S. subsidiaries and the impact of unrealized foreign currency gains on U.S. dollar debt held by certain of our Latin American subsidiaries.

Income tax expense on continuing operations increased $152 million to $372 million for the nine months ended September 30, 2005 from $220 million for the nine months ended September 30, 2004. The Company’s effective tax rate was 36% for the nine months ended September 30, 2005 and 2004. The effective tax rate for the first nine months of 2005 was positively impacted by the reversal of the Argentina tax reserve noted above and a tax rate change that resulted in the reduction of the deferred tax liability at our subsidiary in Puerto Rico, which was recorded in the second quarter of 2005. These positive impacts were partially offset by higher U.S. taxes on distributions from and earnings of certain non-U.S. subsidiaries and the impact of unrealized foreign currency gains on U.S. dollar debt held by certain of our Latin American subsidiaries.

Minority Interest

Minority interest expense, net of tax, increased $60 million to $97 million for the three months ended September 30, 2005 from $37 million for the three months ended September 30, 2004, and increased $60 million to $222 million for the nine months ended September 30, 2005 from $162 million for the nine months ended September 30, 2004 due primarily to earnings from our Brazilian subsidiaries

Contingent Matters

As disclosed in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, in exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at approximately $470 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option. If the Sul Option is exercised, the Company’s ownership of Sul would be reduced from approximately 100% to approximately 46%.

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

The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the nine months ended September 30, 2005. The Company did not make any changes to those policies during the period.

Recent Accounting Developments

See Note 2 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of new accounting standards.

Capital Resources and Liquidity

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as parent company), and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At September 30, 2005, we had $4.9 billion of recourse debt and $13.1 billion of non-recourse debt outstanding.

In addition to the non-recourse debt, if available, we provide a portion, or in certain instances all, of the long-term financing or credit required to fund development, construction or acquisition of power projects. These investments generally take the form of equity investments or loans, which are subordinated to the project’s non-recourse loans. The Company expects to fund future investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock, other securities and asset sales. The Company believes that there are sufficient value creating growth investment opportunities that may exceed available cash and cash flow from operations in future periods. Similarly, in certain of our businesses, we may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity with our subsidiaries. In such circumstances, if a subsidiary defaults on its payment or supply obligation, we will be responsible for the subsidiary’s obligations up to the amount provided for in the relevant guarantee or other credit support.

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

As a result of AES parent’s below-investment-grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counter-parties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2005, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $444 million (excluding those collateralized by letters of credit and other obligations discussed below).

At September 30, 2005, we had $369 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. All of these letters of credit were provided under our Revolving Bank Loan. We pay letter of credit fees ranging from 0.50% to 1.95% per annum on the outstanding amounts. In addition, we had $4 million in surety bonds outstanding at September 30, 2005.

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

Cash Flows

During the nine months ended September 30, 2005, we decreased cash and cash equivalents by $117 million from December 31, 2004 to a total of $1.2 billion. The change in cash balances was impacted by $1.5 billion of cash provided by operating activities, offset by the use of cash for investing and financing activities of $697 million and $918 million, respectively, and by the positive effect of exchange rates on cash of $32 million. Cash used in financing activities included a net reduction in debt of $807 million for the nine months ended September 30, 2005.

Operating Activities

Net cash provided by operating activities increased by $349 million to $1.5 billion during the nine months ended September 30, 2005, compared to $1.1 billion during the same period in 2004 due to an increase in net earnings (adjusted for non-cash items) of $12 million, a net increase in other assets and liabilities of $265 million, and a decrease in working capital of $72 million.

Other non-cash charges include the reversal of certain items including deferred tax provisions, minority interest earnings, pension charges, stock compensation expense, and unrealized foreign currency transaction gains (losses). The $341 million decline in other non-cash charges from $620 million in 2004 to $280 million in 2005 is primarily due to unrealized foreign currency gains related to Brazil and Venezuela incurred in 2005 versus unrealized losses incurred in the prior year, the reversal of a loss associated with discontinued operations in 2004, a gain on the sale of emission allowances and the reversal of a contingent liability in 2005 at Brazil due to the expiration of the Statute of Limitations.

The net increase in other assets and liabilities is due to higher non-cash mark-to-market derivative liabilities, a decrease in a long-term receivable due to a reserve adjustment made in Brazil, a decrease in deferred income, and movements in regulatory liabilities. Regulatory liabilities increased due to a higher tariff dollar against the market performance of the dollar.

The change in working capital is due to reductions in accounts receivable and prepaid expenses and other assets offset by an increase in inventory and a reduction in accounts payable and other liabilities. Accounts receivable declined in the current year mainly due to several factors including collections on outstanding invoices at Ras Laffan, an increase in bad debt reserves at Brazil, offset by an increase in accounts receivable at our New York plant due to higher energy prices. Prepaid expenses and other assets decreased due to the collection of a receivable for a minority interest buyout in our contract generation segment in Asia as well as a reduction in unbilled revenue due to a forced plant outage in EMEA. Inventory increased in the current year in our contract generation segment due to the resumption of normal activity in the Dominican Republic in the current year after a period of inactivity in the prior year; an increase in the price of coal in the Caribbean; and an increase in the purchase of fuel in EMEA and Asia. Accounts payable and other liabilities declined in the current year mainly due to the release of contractor payments at Ras Laffan. In addition, tax liabilities were reduced in the prior year due to our tax restatement.

Investing Activities

Net cash used in investing activities totaled $697 million during the nine months ended September 30, 2005 as compared to $623 million during the same period in 2004. In 2005, cash used in investing activities included $801 million in property additions and $85 million for acquisitions and related advance payments, partially offset by the net sale of short-term investments of $48 million and a decrease in restricted cash and debt service reserves and other assets of $105 million.

Property additions increased $204 million during the nine months ended September 30, 2005 as compared to the same period in 2004 mainly due to additional expenditures of $188 million at Cartagena, our construction project in Spain, $97 million for Buffalo Gap, our wind power project in Texas, and $33 million in Brazil for the purchase of computer software. Offsetting the increase in property additions is decreased spending of $90 million at Ras Laffan in Qatar due to large capital expenditures incurred prior to going into commercial operations at the end of 2004. The increase in property additions is also offset by a reduction in spending of approximately $27 million at Ipalco in the U.S. The spending for its environmental compliance projects did not continue at the same level during the same period in 2005.

In the first quarter of 2005, we spent a total of $85 million related to the purchase of the SeaWest wind development business in the U.S., including $60 million for the existing net assets of the business and an additional $25 million advance payment for pre-construction costs for SeaWest’s development of Buffalo Gap.

The increase in the net sales of short-term investments of $107 million during the nine months ended September 30, 2005 as compared to the same period in 2004 was mainly due to the release of collateral at EDC in Venezuela of $132 million as a result of a repayment of approximately $264 million of related debt.

The decrease in the net proceeds from the sale of assets of $43 million during the nine months ended September 30, 2005 as compared to the same period in 2004 was due to the sale in the prior year of the Nacimiento power plant at Gener for $22 million, the sale of discontinued businesses (primarily Mountainview) for $15 million, net of expenses, as well as the sale of a substation property at Ipalco for $13 million in 2004.

Debt service reserves and other assets decreased $101 million during the nine months ended September 30, 2005 as compared to the same period in 2004 primarily due to the payment of $117 million of construction costs from a reserve account related to our construction project in Spain, offset by an increase of $20 million in debt service reserves at our Ebute plant in Nigeria required to satisfy the debt requirements on $120 million of financing.

Restricted cash balances decreased $36 million during the nine months ended September 30, 2005 as compared to the same period in 2004 primarily due to a $52 million decrease at EDC for the payment of its letters of credit in the current year and a reduction in restricted cash of $53 million at Ras Laffan for payments to the construction contractor, offset by a $59 million increase in restricted cash at Brazil for cash held for the prepayment of debentures issued in September 2005.

Financing Activities

Net cash used in financing activities was $918 million during the nine months ended September 30, 2005 as compared to $741 million during the same period in 2004. This was mainly due to the reduction of debt, net of issuances, of $807 million in 2005 versus $585 million in 2004.

Debt issuances declined by $465 million during the nine months ended September 30, 2005 primarily due to  parent company debt issuances of $491 million in 2004 compared to $6 million in 2005; a bond issuance of $400 million at Gener in Chile in the first quarter of 2004 and other debt issuances of $150 million during the second quarter of 2004 compared to $119 million in the current year from a bridge loan refinancing; a decrease of $79 million over the prior year at EDC in Venezuela mainly due to the issuance of debt in local currency in 2004 as part of its debt restructuring; and a decrease in financing of $120 million at Ebute, our plant in Nigeria, due to $120 million of financing issued in September 2004. In 2005, Ebute did not incur any new debt issuances. These reductions in debt issuances were offset by increased borrowings at Brazil of $547 million and a $97 million project construction loan at Buffalo Gap. Brazil issued a $200 million U.S. dollar equivalent bond issuance in June 2005 and $348 million of debentures in September 2005. The issuances in 2005 were used to reduce higher interest-bearing debt.

Debt repayments during the nine months ended September 30, 2005 was $2.3 billion compared to $2.6 billion during the same period in 2004. The decline of approximately $0.3 billion was mainly due to repayment of corporate recourse debt of $809 million in 2004 compared to $258 million in 2005. The 2005 payments include the redemption of all of the Company’s 8.5% Senior Subordinated Notes and its 4.5% Convertible Junior Subordinated Debentures. In addition, AES Gener decreased debt repayments in 2005 by $637 million due to the completion of their debt restructuring and refinancing that occurred during 2004. This was offset by increased debt and debenture payments at Brazil by $526 million in 2005 to pay off higher interest-bearing debt and increased debt repayments at EDC of $315 million mainly due to the repayment of 200 million Euro debt in March 2005 and the repayment of debt in local currency of $66 million.

Payments for deferred financing costs decreased $71 million during the nine months ended September 30, 2005 due to parent company debt issuances in the prior year that did not occur at the same level in the current year, higher deferred financing costs at Gener due to the size of the debt offering in 2004, higher deferred financing costs in 2004 at Brazil due to their reprofiling of debt in 2004, and higher deferred financing costs at Ebute due to the $120 million refinancing arrangement in September 2004.

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

On June 23, 2005, the Company amended its $650 million Senior Secured Bank Facilities. The interest rate on the $450 million Revolving Bank Loan was reduced to the London Interbank Offered Rate (“LIBOR”) plus 175 basis points. Previously, the rate was LIBOR plus 250 basis points. In addition, the Revolving Bank Loan maturity was extended from 2007 to 2010. The interest rate on the term $200 million Senior Secured Term Loan was also reduced to LIBOR plus 175 basis points, from LIBOR plus 225 basis points, while its maturity in 2011 remains unchanged. On September 30, 2005, the Company upsized the Revolving Bank Loan to a total commitment amount of $650 million from $450 million.

On August 15, 2005, the Company repaid at maturity all outstanding 4.5% Convertible Junior Subordinated Debentures (“the Debentures”) at par for an aggregate principal amount of $142 million.

During the first half of 2005, the Company also funded the purchase of the SeaWest wind development business and posted letters of credit to support ongoing construction and operating activities.

Parent liquidity was as follows at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(in millions)
Cash and cash equivalents	$1,201	$1,281
Less: cash and cash equivalents at subsidiaries	1,055	994
Parent cash and cash equivalents	146	287
Borrowing available under revolving credit facility	281	352
Cash at qualified holding companies(1)	9	4
Total parent liquidity	$436	$643

(1)          The cash held at qualified holding companies represents cash sent from subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the parent company.

The following table sets forth our parent company contingent contractual obligations as of September 30, 2005:

Contingent contractual obligations	Amount	Number of Agreements	Term Range (years)	Exposure Range for Each Agreement
	($ in millions)
Guarantees(1)	$444	36	<1 - 20+	<$1 - $100
Letters of credit - under the Revolving Bank Loan	369	19	<1 - 3	<$1 - $104
Surety bonds	4	2	<1	<$1 - $3
Total	$817	57

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

While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2005, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company level with a Revolving Bank Loan of $650 million. At September 30, 2005, we had $369 million of letters of credit outstanding under the Revolving Bank Loan.

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $302 million at September 30, 2005.

Andres and Los Mina, both electricity generation companies which are wholly owned subsidiaries of the Company located in the Dominican Republic, entered into forbearance agreements with their respective lenders in December 2004. Pursuant to the forbearance agreements, the lenders agreed not to exercise any remedies under the respective credit agreements. The forbearance agreements for Andres and Los Mina expired on July 29, 2005 and June 10, 2005, respectively. Subsequently, in December 2005, AES Dominicana Energia Finance, S.A., a wholly owned subsidiary of the Company, issued a $160 million Senior Secured Corporate Bond in the international capital markets under Rule 144A/Regulation S. The 10-year notes, with final maturity in December 2015, were priced to yield 11%. The net proceeds of the issuance were used to retire the current bank debt at both Andres and Los Mina of $112 million and $24 million, respectively. As of September 30, 2005, the debt for both of these subsidiaries is reported as current in the accompanying condensed consolidated balance sheet.

In September 2005, Indian Queens Power Ltd. (“Indian Queens”), an electricity generation company which is a wholly owned subsidiary of the Company located in the United Kingdom, was not able to meet the debt service coverage ratio as required pursuant to its term loan agreement. As a result, the debt is currently in default. The lenders have not issued a waiver for the default at this time. As of September 30, 2005, the outstanding debt balance of Indian Queens is reported as current in the accompanying condensed consolidated balance sheet.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the nine months ended September 30, 2005 compared with the exposure set forth in the Company’s Annual Report filed with the U.S Securities and Exchange Commission (“SEC”) on Form 10-K/A for the year ended December 31, 2004 as filed on January 19, 2006.

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

The Value at Risk as of September 30, 2005 for foreign exchange, interest rate and commodities was $37 million, $119 million and $23 million, respectively.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2005, our disclosure controls and procedures were ineffective.

As reported in Item 9A of the Company’s 2004 Form 10-K/A, management reported that material weaknesses existed in our internal controls as of December 31, 2004 and is in the process of taking remedial steps to correct these weaknesses. Due to the fact that these remedial steps have not been completed as of September 30, 2005, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Consolidation Accounting

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

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.                 LEGAL PROCEEDINGS

The following disclosure provides a summary and update of significant changes, if any, from December 31, 2004, related to our significant claims, suits and legal proceedings. Readers should also refer to Item 3 in Part I of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on January 19, 2006 and Note 11 of the notes to our consolidated financial statements in Part II of such Annual Report on Form 10-K/A for a more detailed description of each claim.

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

AES Florestal, Ltd., (“Florestal”) is a wooden utility pole manufacturer located in Triunfo, in the state of Rio Grande do Sul, Brazil, has been operated by Sul since October 1997 as part of the original privatization transaction by the Government of the State of Rio Grande do Sul, Brazil, that created Sul. From 1997 to the present, the chemical compound chromated copper arsenate was used by Florestal to chemically treat the poles under an operating license issued by the Brazilian government. Prior to 1997, another chemical, creosote, was used to treat the poles. After becoming the operator of Florestal, Sul discovered approximately 200 barrels of solid creosote waste on the Florestal property. In 2002, a civil inquiry (Civil Inquiry No. 02/02) was initiated and a criminal lawsuit was filed in the city of Triunfo’s Judiciary both by the Public Prosecutors’ office of the city of Triunfo. The civil lawsuit was settled in 2003, and on June 27, 2005, the criminal lawsuit was dismissed. Florestal hired an independent environmental assessment company to perform an environmental audit of the operational cycle at Florestal. Florestal submitted an action plan that was accepted by the environmental authority under which it voluntarily offered to do containment work at the site.

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

On or about October 27, 2004, AES Red Oak LLC (“Red Oak”) was named as a defendant in a lawsuit filed by Raytheon Company (“Raytheon”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expense allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed counterclaims against Raytheon. In January 2005, Raytheon moved for dismissal of Red Oak’s counterclaims. In March 2005, the motion to dismiss was withdrawn and a partial motion for summary judgment was filed by Raytheon seeking return of approximately $16 million of the letter of credit draw. Red Oak submitted its opposition to the partial motion for summary judgment in April. Meanwhile, Raytheon re-filed its motion to dismiss the fraud allegations in the counterclaim. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. In December 2005, the Court granted a dismissal of Red Oak’s fraud claim. The Court also ordered the return of approximately $16 million of the letter of credit draw that had yet to be utilized for the performance/construction issues. The parties are conducting discovery. Red Oak expects to defend itself vigorously in the action. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September of 2005, and filed its answer, affirmative defenses, and counterclaim in October of 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien or consent to a stay.

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