Form 10-Q/A
period 2005-03-31
AES CORP
filed 2006-04-13
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at April 28, 2005, was 653,174,893.

THE AES CORPORATION

FORM 10-Q/A Amendment No. 2

EXPLANATORY NOTE

This Form 10-Q/A Amendment No. 2 (the “Amendment”) is being filed for the purpose of amending Items 1, 2 and 4 of Part I and Item 6 of Part II of Form 10-Q/A for the quarterly period ended March 31, 2005, that was originally filed with the Securities and Exchange Commission on January 19, 2006. This Amendment is being filed to correct accounting errors in the condensed consolidated financial statements in our previously filed Form 10-Q/A as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2004.

Subsequent to filing its restated annual report on Form 10-K/A for the year ended December 31, 2004, with the Securities Exchange Commission on January 19, 2006, the Company discovered its previously issued restated condensed consolidated financial statements included certain errors in accounting for derivative instruments and hedging activities, minority interest expense and income taxes. The errors in accounting for derivative instruments and hedging activities resulted in differences in previously issued condensed consolidated interim financial statements for certain quarterly periods in 2004 sufficient to require restatement of prior period interim results. The errors in accounting for income taxes and minority interest expense required restatement of previously issued consolidated annual financial statements.

As a result of evaluating these adjustments, the Company reduced its stockholders’ equity by $12 million as of January 1, 2003 as the cumulative effect of the correction of errors for all periods proceeding January 1, 2003, and restated its condensed consolidated statements of operations and cash flows for the years ended December 31, 2004 and 2003 and its consolidated balance sheet as of December 31, 2004.

The restatement adjustments resulted in a decrease to previously reported net income of $6 million for the three months ended March 31, 2004. There was no impact on gross margin or net cash flow from operating activities of the Company for any periods presented. Based upon management’s review it has been determined that these errors were inadvertent and unintentional. The condensed consolidate balance sheet as of March 31, 2005 has been restated to correct the effects of the adjustments to 2004 discussed below. The errors relate to the following areas:

1.     Accounting for Derivative Instruments and Hedging Activities

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

The net impact related to the correction of these errors to previously reported net income resulted in a decrease of $8 million for the three months ended March 31, 2004.

2.     Income Tax and Minority Interest Adjustments

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

The net impact related to the correction of these errors to previously reported net income resulted in an increase of $2 million for the three months ended March 31, 2004. In addition, the Company restated stockholders’ equity as of January 1, 2003 by $12 million as a correction for these errors in all periods preceding January 1, 2003.

3.     Other Balance Sheet Reclassifications

Certain other balance sheet reclassifications were recorded at December 31, 2004 including a $45 million reclassification which reduced Accounts Receivables and increased Other Current Assets (regulatory assets).

This Form 10-Q/A Amendment No. 2 should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on April 4, 2006. Refer to Note 1 of the condensed consolidated financial statements in Item 1 of this Form 10-Q/A Amendment No. 2 for a discussion of the nature of the errors and the impact of the errors on the restated condensed consolidated financial statements.

We included as exhibits to this Amendment new certifications of our principal executive officer and principal financial and accounting officer.

Except for errors and interim period adjustments disclosed in Note 1, no attempt has been made in this Amendment to amend or update other disclosures presented in this Form 10-Q/A Amendment No. 2 with exception to Item 4. Controls and Procedures. This Amendment does not reflect events occurring after the filing of Form 10-Q on May 5, 2005, or amend or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

THE AES CORPORATION

FORM 10-Q/A (Amendment No. 2)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Millions, Except per Share Amounts)

	Three Months Ended March 31,
	2005	2004
	(Restated)*	(Restated)*
Revenues
Regulated	$1,399	$1,145
Non-regulated	1,264	1,111
Total revenues	2,663	2,256
Cost of sales
Regulated	(1,032)	(883)
Non-regulated	(807)	(689)
Total cost of sales	(1,839)	(1,572)
Gross margin	824	684
General and administrative expenses	(49)	(48)
Interest expense	(467)	(511)
Interest income	90	69
Other income	22	11
Other expense	(37)	(25)
Loss on sale of investments and asset impairment expense	—	(1)
Foreign currency transaction losses, net	(31)	(34)
Equity in earnings of affiliates	25	16
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	377	161
Income tax expense	(147)	(72)
Minority interest expense	(106)	(53)
INCOME FROM CONTINUING OPERATIONS	124	36
Loss from operations of discontinued businesses (net of income tax expense of $2 in 2004)	—	(26)
NET INCOME	$124	$10
Basic Earnings Per Share:
Income from continuing operations	$0.19	$0.06
Discontinued operations	—	(0.04)
BASIC EARNINGS PER SHARE	$0.19	$0.02
Diluted Earnings Per Share:
Income from continuing operations	$0.19	$0.06
Discontinued operations	—	(0.04)
DILUTED EARNINGS PER SHARE	$0.19	$0.02

*                    See Note 1 related to the restated condensed consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	March 31, 2005	December 31, 2004
	(Restated)*	(Restated)*
ASSETS
Current Assets:
Cash and cash equivalents	$1,499	$1,281
Restricted cash	334	395
Short-term investments	114	268
Accounts receivable, net of allowances ($322 and $303, respectively)	1,502	1,530
Inventory	413	418
Receivable from affiliate	7	8
Deferred income taxes—current	288	218
Prepaid expenses	110	87
Other current assets	777	781
Total current assets	5,044	4,986
Property, Plant and Equipment:
Land	783	788
Electric generation and distribution assets	21,761	21,729
Accumulated depreciation and amortization	(5,431)	(5,259)
Construction in progress	1,107	919
Property, plant and equipment—net	18,220	18,177
Other Assets:
Deferred financing costs—net	327	343
Investments in and advances to affiliates	684	655
Debt service reserves and other deposits	678	737
Goodwill—net	1,460	1,419
Deferred income taxes—noncurrent	740	774
Other assets	1,792	1,832
Total other assets	5,681	5,760
Total	$28,945	$28,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,045	$1,081
Accrued interest	409	335
Accrued and other liabilities	1,820	1,707
Recourse debt—current portion	146	142
Non-recourse debt—current portion	1,749	1,619
Total current liabilities	5,169	4,884
Long-Term Liabilities:
Non-recourse debt	11,438	11,817
Recourse debt	5,016	5,010
Deferred income taxes	774	678
Pension liabilities and other post-retirement liabilities	869	891
Other long-term liabilities	3,224	3,382
Total long-term liabilities	21,321	21,778
Minority Interest	1,376	1,305
Commitments and contingent liabilities (See Note 5)
Stockholders’ Equity:
Common stock ($.01 par value, 1,200,000,000 shares authorized; 652,510,917 and 650,093,402 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,466	6,434
Accumulated deficit	(1,720)	(1,844)
Accumulated other comprehensive loss	(3,674)	(3,641)
Total stockholders’ equity	1,079	956
Total	$28,945	$28,923

*                     See Note 1 related to the restated condensed consolidated financial statements.

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

*                    See Note 1 related to the restated condensed consolidated financial statements.

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2004 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on April 4, 2006.

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

Restatements of Condensed Consolidated Financial Statements

Amendment No. 1

In our originally filed Form 10-K, for the year ended December 31, 2004, management reported that a material weakness existed in its internal controls over financial reporting related to accounting for income taxes. Specifically, the Company lacked effective controls for the proper reconciliation of the components of its foreign subsidiaries’ income tax assets and liabilities to related consolidated balance sheet accounts.

After examining certain historical purchase transactions from 1999—2002 and reviewing the reconciliations of detailed historical income tax return records to reported book/income tax differences, various accounting errors were identified. As a result of these initial findings, on July 27, 2005 the Company announced that it would restate its previously filed financial statements. Management also expanded the scope of the review to include the composition of other material current and deferred income tax related balances including those recorded by, or on behalf of, our domestic subsidiaries and the parent company. As a result of this expanded review, additional non-tax items also were identified and corrected. The effects of these restatements were previously reflected in Amendment No. 1 of our Form 10-Q/A as filed with the SEC on January 19, 2006. A discussion of both income tax and non-tax adjustments follows.

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

4. Other Non-Income Tax Adjustments

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

SUL and Eletropaulo

The Company determined that an error had been made regarding the timing of the recognition of certain revenues recorded by its Brazilian utilities—Eletropaulo and Sul. The tariff rates, as set by the Brazilian regulatory authority (ANEEL) provide that a percentage of a distributor’s revenue is added to the consumer tariff rate in return for the Company’s future spending of these amounts on capital or operating expense projects approved by ANEEL for the express purpose of improving the efficiency of the electrical system. Eletropaulo and Sul had previously recognized the revenue related to this portion of the tariff when billed, and recorded the future operating expense and capital project expenditures when incurred, since the expenditures were not considered “pass through” costs for purpose of a future tariff reset. However, under the guidance of SFAS 71 “Accounting for the Effects of Certain Types of Regulation”, Eletropaulo and Sul should have deferred this portion of revenue until such time that the related expenditures were incurred.

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

Amendment No. 2

Subsequent to filing its restated annual report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities Exchange Commission on January 19, 2006, the Company discovered its previously issued restated consolidated financial statements included certain errors in accounting for derivative instruments and hedging activities, minority interest expense and income taxes. The errors in accounting for derivative instruments and hedging activities resulted in differences in previously issued condensed consolidated interim financial statements for certain quarterly periods in 2004 sufficient to require restatement of prior period interim results. The errors in accounting for income taxes and minority interest expense required restatement of previously issued consolidated annual financial statements.

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

The restatement adjustments resulted in a decrease to previously reported net income of $6 million for the three months ended March 31, 2004. There was no impact on gross margin or net cash flow from operating activities of the Company for any periods presented. Based upon management’s review it has been determined that these errors were inadvertent and unintentional. The condensed consolidate balance sheet as of March 31, 2005 has been restated to correct the effects of the adjustments to 2004 discussed below. The errors relate to the following areas:

1.   Accounting for Derivative Instruments and Hedging Activities

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

The net impact related to the correction of these errors to previously reported net income resulted in a decrease of $8 million for the three months ended March 31, 2004.

2.   Income Tax and Minority Interest Adjustments

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

The net impact related to the correction of these errors to previously reported net income resulted in an increase of $2 million for the three months ended March 31, 2004. In addition, the Company restated stockholders’ equity as of January 1, 2003 by $12 million as a correction for these errors in all periods preceding January 1, 2003.

3.   Other Balance Sheet Reclassifications

Certain other balance sheet reclassifications were recorded at March 31, 2005 and December 31, 2004, including a $45 million reclassification which reduced Accounts Receivables and increased Other Current Assets (regulatory assets).

The following tables set forth the originally reported and restated amounts of selected items within the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, within the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2005 and 2004, and within the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.

Selected Balance Sheet Data:
(in millions)

	March 31, 2005		December 31, 2004
	As Originally Reported	As Restated	As Originally Reported	As Restated
Assets
Cash & cash equivalents	$1,555	$1,499	$1,408	$1,281
Short term investments	$57	$114	$141	$268
Accounts receivable	$1,547	$1,502	$1,575	$1,530
Deferred income taxes - current	$193	$288	$187	$218
Prepaid expenses	$116	$110	$93	$87
Other current assets	$674	$777	$713	$781
Total current assets	$4,896	$5,044	$4,938	$4,986
Electric generation and distribution assets	$22,463	$21,761	$22,434	$21,729
Accumulated depreciation	$5,530	$5,431	$5,353	$5,259
Property, plant and equipment, net	$18,823	$18,220	$18,788	$18,177
Deferred financing costs, net	$496	$327	$513	$343
Goodwill, net	$1,422	$1,460	$1,378	$1,419
Deferred income taxes-noncurrent	$798	$740	$813	$774
Other assets	$1,866	$1,792	$1,910	$1,832
Total other assets	$5,944	$5,681	$6,006	$5,760
Total assets	$29,663	$28,945	$29,732	$28,923
Liabilities and Stockholders’ Equity
Accounts Payable	$1,106	$1,045	$1,142	$1,081
Accrued and other liabilities	$1,686	$1,820	$1,583	$1,707
Non-recourse debt-current	$1,748	$1,749	$1,618	$1,619
Total current liabilities	$5,095	$5,169	$4,822	$4,884
Non-recourse debt-noncurrent	$11,435	$11,438	$11,813	$11,817
Deferred income taxes -noncurrent	$729	$774	$685	$678
Other long-term liabilities	$3,108	$3,224	$3,261	$3,382
Total long-term liabilities	$21,157	$21,321	$21,660	$21,778
Minority interest	$1,663	$1,376	$1,605	$1,305
Additional paid-in-capital	$6,368	$6,466	$6,341	$6,434
Accumulated deficit	$680	$1,720	$813	$1,844
Accumulated other comprehensive loss	$3,947	$3,674	$3,890	$3,641
Total stockholders’ equity	$1,748	$1,079	$1,645	$956
Total liabilities and stockholders’ equity	$29,663	$28,945	$29,732	$28,923

Selected Statement of Operations and Comprehensive Income Data: (in millions, except per share amounts)

	March 31, 2005		March 31, 2004
	As Originally Reported	As Restated	As Originally Reported	As Restated
Regulated revenues	$1,381	$1,399	$1,146	$1,145
Regulated cost of sales	$1,056	$1,032	$889	$883
Non-regulated cost of sales	$807	$807	$688	$689
Total cost of sales	$1,863	$1,839	$1,577	$1,572
Gross margin	$782	$824	$680	$684
Interest expense	$467	$467	$493	$511
Foreign currency transaction losses, net	$12	$31	$8	$34
Income before income taxes and minority interest	$350	$377	$201	$161
Income tax expense	$126	$147	$64	$72
Minority interest expense	$91	$106	$63	$53
Income from continuing operations	$133	$124	$74	$36
Net income	$133	$124	$48	$10
Unrealized currency translation (losses) gains	$(18)	$(9)	$10	$18
Change in fair value of derivatives in comprehensive loss	$39	$24	$107	$99
Comprehensive income (loss)	$76	$91	$(49)	$(71)
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.20	$0.19	$0.12	$0.06
Discontinued operations	—	—	(0.04)	(0.04)
Cumulative effect of accounting change	—	—	—	—
Basic Earnings Per Share	$0.20	$0.19	$0.08	$0.02
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.20	$0.19	$0.12	$0.06
Discontinued operations	—	—	(0.04)	(0.04)
Cumulative effect of accounting change	—	—	—	—
Diluted Earnings Per Share	$0.20	$0.19	$0.08	$0.02

Selected Statement of Cash Flow Data:
(in millions)

	March 31, 2005		March 31, 2004
	As Originally Reported	As Restated	As Originally Reported	As Restated
Net cash provided by operating activities	$520	$518	$402	$401
Net cash used in investing activities	$166	$106	$631	$654
Net cash used in financing activities	$176	$176	$387	$387
Cash and cash equivalents, beginning	$1,396	$1,281	$1,727	$1,663
Cash and cash equivalents, ending	$1,555	$1,499	$1,095	$1,008

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

2.   INVENTORY

Inventory consists of the following (in millions):

	March 31, 2005	December 31, 2004
Coal, fuel oil and other raw materials	$175	$193
Spare parts and supplies	238	225
Total	$413	$418

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

The following table presents a reconciliation (in millions) of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended March 31,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$124	651	$0.19	$36	627	$0.06
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	11	—	—	7	—
Restricted stock units	—	1	—	—	—	—
DILUTED EARNINGS PER SHARE	$124	663	$0.19	$36	634	$0.06

There were 8,609,769 and 27,024,582 options outstanding at March 31, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. In addition, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.

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

Other

In exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of AES Sul. The Sul Option, which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the earlier of the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to AES’s right to a six month extension under certain circumstances. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the AES Sul syndicated lenders. The probability of BNDES exercising the Sul Option is unknown at this time. In the event BNDES exercises its option, 53.85% of our ownership in AES Sul would be transferred to BNDES and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at $446 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option.

6.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three months ended March 31, 2005 and 2004 are as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Net income	$124	$10
Foreign currency translation adjustments (net of income taxes of $— and $—, respectively)	(9)	18
Derivative activity:
Reclassification to earnings (net of income tax benefit of $9 and $14, respectively)	19	49
Change in derivative fair value (net of income tax benefit of $27 and $35, respectively)	(43)	(148)
Change in fair value of derivatives	(24)	(99)
Comprehensive income (loss)	$91	$(71)

Accumulated other comprehensive loss is as follows at March 31, 2005:

Accumulated other comprehensive loss at December 31, 2004	$(3,641)
Total foreign currency translation adjustments	(9)
Change in fair value of derivatives	(24)
Accumulated other comprehensive loss at March 31, 2005	$(3,674)

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatements of Previously Issued Quarterly Financial Statements

This Form 10-Q/A restates certain financial information as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, to correct certain accounting errors that were contained in the condensed consolidated financial statements in the previously filed Form 10-Q for the quarterly period ended March 31, 2005. See Note 1 to the condensed consolidated financial statements included in this Form 10-Q/A. The discussion below includes the effect of the restated condensed consolidated financial statements.

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

First Quarter Operating Highlights

We achieved solid results in the first quarter of 2005 as compared to the first quarter of 2004 with positive improvements in most key financial drivers as noted below:

	Three Months Ended March 31,
	2005	2004	% Change
	($ in millions, except per share amounts)
Revenue	$2,663	$2,256	18%
Gross Margin	$824	$684	20%
Gross Margin as a% of Revenue	30.9%	30.3%	N/A
Diluted Earnings Per Share from Continuing Operations	$0.19	$0.06	217%
Net Cash Provided By Operating Activities	$518	$401	29%

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

Diluted earnings per share from continuing operations increased 217% to $0.19 from $0.06 in the first quarter of 2004. Improvements from higher gross margins and lower interest expense were partially offset by an estimated higher effective tax rate and an increase in our minority interest expense due to higher earnings in our large utility business in Brazil.

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

Results of Operations

	Three Months Ended March 31,
	2005	2004	$ change	% change
	(in millions, except per share amounts)
Gross margin:
Large Utilities	$292	$198	$94	47%
Growth Distribution	75	64	11	17
Contract Generation	392	358	34	9
Competitive Supply	65	64	1	2
Total gross margin	824	684	140	20
General and administrative expenses(1)	(49)	(48)	(1)	2
Interest expense	(467)	(511)	44	(9)
Interest income	90	69	21	30
Other expense, net	(15)	(14)	(1)	7
Loss on sale of investments, asset and goodwill impairment expense	—	(1)	1	(100)
Foreign currency transaction losses	(31)	(34)	3	(9)
Equity in earnings of affiliates	25	16	9	56
Income tax expense	(147)	(72)	(75)	104
Minority interest expense	(106)	(53)	(53)	100
Income from continuing operations	124	36	88	244
Loss from operations of discontinued businesses	—	(26)	26	(100)
Net income	$124	$10	$114	1140%
Per Share Data:
Basic income per share from continuing operations	$0.19	$0.06	$0.13	217%
Diluted income per share from continuing operations	$0.19	$0.06	$0.13	217%

(1)          General and administrative expenses are corporate and business development expenses.

Overview

Revenue

	For the Three Months Ended March 31,
	2004		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	(in millions)
Large Utilities	$1,025	39%	$816	36%
Growth Distribution	374	14%	329	15%
Regulated	1,399	53%	1,145	51%
Contract Generation	985	37%	868	38%
Competitive Supply	279	10%	243	11%
Non-Regulated	1,264	47%	1,111	49%
Total	$2,663	100%	$2,256	100%

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
	(in millions)
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
	(in millions)
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

Large Utilities Gross Margin

	For the Three Months Ended March 31,
	2005		2004
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	(in millions)
North America	$82	10%	$77	11%
South America	167	21%	62	9%
Caribbean*	43	5%	59	9%
Total	$292	36%	$198	29%
Large Utilities Gross Margin as a % of Large Utilities Revenue	28.5%		24.3%

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
	(in millions)
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
	(in millions)
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
	(in millions)
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
	(in millions)
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
	(in millions)
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
	(in millions)
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

Interest expense

Interest expense decreased $44 million, or 9%, to $467 million for the three months ended March 31, 2005 from $511 million for the three months ended March 31, 2004. Interest expense decreased primarily due to the benefits of debt retirements at the parent company and lower hedge related costs, partially offset by negative impacts from foreign currency translation , increased debt related to new projects and the impacts of fair value changes on certain derivative instruments.

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

Income taxes

Income tax expense on continuing operations increased $75 million to $147 million for the three months ended March 31, 2005 from $72 million for the three months ended March 31, 2004. The Company’s effective tax rates were 39% and 45% for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate decrease in 2005 from the same period in 2004 was driven by the impact of U.S. taxes on distributions from and earnings of certain non-U.S. subsidiaries.

Minority Interest

Minority interest expense increased $53 million to $106 million for the three months ended March 31, 2005 from $53 million for the three months ended March 31, 2004. The increase is primarily due to higher earnings from our Brazilian subsidiaries.

Contingent Matters

As disclosed in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A, in exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of AES Sul. The Sul Option, which would require the Company to contribute its equity interest in AES Sul to Brasiliana Energia, will be exercisable at the earlier of the Company’s announcement to BNDES of the completion of the AES Sul restructuring or June 22, 2005, subject to AES’s right to a six month extension under certain circumstances. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the AES Sul syndicated lenders. The probability of BNDES exercising the Sul Option is unknown at this time. In the event BNDES exercises its option, 53.85% of our ownership in AES Sul would be transferred to BNDES and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at $446 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option.

Critical Accounting Policies and Estimates

The consolidated financial statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on April 4, 2006. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis included in the Company’s 2005 Form 10-K. An accounting estimate is considered critical if: the estimate requires management to make assumption about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual accounting estimates could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended March 31, 2005. The Company did not make any changes to those policies during the period.

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

Operating Activities

Net cash provided by operating activities increased by $117 million to $518 million during the first quarter of 2005, versus $401 million during the same period in 2004 due to an increase in net earnings (adjusted for non-cash items) of $77 million and a net increase in other assets and liabilities of $80 million, offset by an increase in working capital of $40 million. The net increase in other assets and liabilities is due largely to higher non-cash mark-to-market derivative liabilities and proceeds related to a hedge termination payment from the settlement of a foreign currency derivative contract. Working capital changed due to an increase in accounts payable offset by increases in accounts receivable and prepaid expenses and other current assets. The primary reason for the increase in working capital was an increase in current regulatory assets in Brazil due to previously incurred costs which are now allowed to be passed on to the customer.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the three months ended March 31, 2005 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2005 filed on April 4, 2006.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a 15 and 15d 15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a 15(e) and 15d 15(e)). Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2005, our disclosure controls and procedures were not effective.

As reported in Item 9A of the Company’s 2005 Form 10-K filed on April 4, 2006, management reported that material weaknesses existed in our internal controls as of December 31, 2005 and is in the process of taking remedial steps to correct these weaknesses. Due to the fact that these remedial steps have not been completed, the Company performed additional analysis and other post-closing procedures in order to ensure the consolidated financial statements contained in this Form 10-Q/A were prepared in accordance with generally accepted accounting principles in the United States of America.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a 15 or 15d 15 that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As reported in Item 9A of our 2005 Form 10-K filed on April 4, 2006, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005. These material weaknesses also existed as of March 31, 2005 and therefore are reported in this Form 10-Q/A.

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

Derivative Accounting:

The Company lacked effective controls related to accounting for certain derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, a deficiency was identified related to a lack of sufficient controls designed to ensure the adequate analysis and documentation of whether or not certain fuel contracts or power purchase contracts met the criteria of being accounted for as a derivative instrument at inception and on an ongoing basis. In addition, the Company lacked an effective control to ensure adequate hedge valuation was performed. Subsequent to filing the 2004 Form 10-K/A, the Company identified an additional deficiency related to a lack of sufficient controls to ensure adequate documentation of the on-going assessment of hedge effectiveness, in accordance with SFAS 133, for certain interest rate and foreign currency hedge contracts entered into prior to 2005. These control deficiencies resulted in adjustments that were required to be made to the consolidated financial statements and are included in this Form 10-K. In addition, these deficiencies could result in a future misstatement of certain account balances that would result in a material misstatement to the annual or interim financial statements.

Material Weaknesses Previously Reported

The Company reported the following material weaknesses in internal control over financial reporting existed as of December 31, 2004:

Consolidation Accounting:

The Company lacked effective controls related to adequate evaluation and documentation of certain journal entries made as part of the preparation of the consolidated financial statements. During the course of the Company’s tax remediation activities and in conjunction with other post-closing procedures initiated during the first quarter of 2005, management determined that there were errors in certain entries made in the consolidation process that were initially recorded prior to 2002 and carried forward as unchanged amounts from 2002 through 2004. Management reported in the 2004 Form 10-K/A that it has adequately remediated this material weakness. However, as the date the remediation occurred during the third quarter of 2005, management is including it in this Form 10-Q/A.

Material Weaknesses Remediation Plans as of the date of filing this Form 10-Q/A

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

Derivative Accounting:

The Company performed a reassessment of certain material fuel contracts and power purchase contracts to confirm that appropriate documentation existed or that the contracts did not qualify as derivatives. The Company also performed a detailed review of material components of the other comprehensive income balance within stockholders’ equity to ensure appropriate application of on-going hedge effectiveness testing and documentation. The Company currently is executing its remediation plan that includes the following:

•                  Engaging outside resources to assist management in refining comprehensive derivative policies and procedures for use by our subsidiaries when evaluating, reviewing and approving contracts that may qualify as derivatives;

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

PART II

ITEM 1.                 LEGAL PROCEEDINGS

The following disclosure provides a summary and update of significant changes, if any, from December 31, 2004, related to our significant claims, suits and legal proceedings. Readers should also refer to Note 5 of the notes to our condensed consolidated financial statements in Item 1, Part I of Form 10-Q/A for a more detailed description of each claim.

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

Mr. Paul Hanrahan, Mr. Robert Hemphill, Mr. William Luraschi and Mr. John Ruggirello have adopted trading plans pursuant to Rule 10b5-1.

ITEM 6.                 EXHIBITS

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d- 14(b) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION
(Registrant)
Date: April 12 , 2006	By:	/s/ VICTORIA D. HARKER
Name: Victoria D. Harker
Title: Executive Vice President and Chief Financial Officer