Form 10-Q/A
period 2005-06-30
AES CORP
filed 2006-04-13
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

THE AES CORPORATION
FORM 10-Q/A Amendment No. 1
EXPLANATORY NOTE

This Form 10-Q/A Amendment No. 1 (the “Amendment”) is being filed for the purpose of amending Items 1, 2 and 4 of Part I and Item 6 of Part II of Form 10-Q for the quarterly period ended June 30, 2005, that was originally filed with the Securities and Exchange Commission on January 19, 2006. This Amendment is being filed to correct accounting errors in the condensed consolidated financial statements in our previously filed Form 10-Q as of June 30, 2005 and December 31, 2004, and for the three months and six months ended June 30, 2004.

Subsequent to filing its restated annual report on Form 10-K/A for the year ended December 31, 2004 with the Securities Exchange Commission on January 19, 2006, the Company discovered its previously issued restated condensed consolidated financial statements included certain errors in accounting for derivative instruments and hedging activities, minority interest expense and income taxes. The errors in accounting for derivative instruments and hedging activities resulted in differences in previously issued condensed consolidated interim financial statements for certain quarterly periods in 2004 sufficient to require restatement of prior period interim results. The errors in accounting for income taxes and minority interest expense required restatement of previously issued consolidated annual financial statements.

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

The restatement adjustments resulted in an increase to previously reported net income of $40 million and $34 million for the three months and six months ended June 30, 2004. There was no impact on gross margin or net cash flow from operating activities of the Company for any periods presented. Based upon management’s review it has been determined that these errors were inadvertent and unintentional. The condensed consolidated balance sheet as of June 30, 2005 has been restated to correct the effect of the adjustments to 2004 discussed below. The errors relate to the following areas:

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

The net impact related to the correction of these errors to previously reported net income resulted in an increase of $38 million and $30 million for the three months and six months ended June 30, 2004, respectively.

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

The net impact related to the correction of these errors to previously reported net income resulted in an increase of $2 million and $4 million for the three months and six months ended June 30, 2004, respectively. In addition, the Company restated stockholders’ equity as of January 1, 2003 by $12 million as a correction for these errors in all periods preceding January 1, 2003.

3.   Other Balance Sheet Reclassifications

Certain other balance sheet reclassifications were recorded at June 30, 2005 and December 31, 2004, including a $45 million reclassification which reduced Accounts Receivables and increased Other Current Assets (regulatory assets).

This Form 10-Q/A Amendment No. 1 should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on April 4, 2006. Refer to Note 1 of the condensed consolidated financial statements in Item 1 of this Form 10-Q/A Amendment No. 1 for a discussion of the nature of the errors and the impact of the errors on the restated condensed consolidated financial statements.

We included as exhibits to this Amendment new certifications of our principal executive officer and principal financial and accounting officer.

Except for errors and interim period adjustments disclosed in Note 1, no attempt has been made in this Amendment to amend or update other disclosures presented in this Form 10-Q/A Amendment No. 1. except for Item 4. Controls and Procedures. This Amendment does not reflect events occurring after the filing of Form 10-Q on January 19, 2006, or amend or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

THE AES CORPORATION
FORM 10-Q/A (Amendment No. 1)
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART I: Financial Information (unaudited)
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and the Three and Six Months Ended June 30, 2004 (as restated)	5
Condensed Consolidated Balance Sheets as of June 30, 2005 (as restated) and December 31, 2004 (as restated)	6
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (as restated) and 2004 (as restated)	7
Notes to Condensed Consolidated Financial Statements (as restated)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	31
Item 3. Quantitative and Qualitative Disclosures about Market Risk	49
Item 4. Controls and Procedures	49
PART II: Other Information
Item 1. Legal Proceedings	54
Item 2. Unregistered Sales of Securities and Use of Proceeds	61
Item 3. Defaults Upon Senior Securities	61
Item 4. Submissions of Matters to a Vote of Security Holders	61
Item 5. Other Information	61
Item 6. Exhibits	62
Signatures	63

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)*		(Restated)*
Revenues
Regulated	$1,395	$1,146	$2,794	$2,291
Non-regulated	1,273	1,116	2,537	2,227
Total revenues	2,668	2,262	5,331	4,518
Cost of sales
Regulated	(1,281)	(868)	(2,313)	(1,751)
Non-regulated	(861)	(738)	(1,668)	(1,427)
Total cost of sales	(2,142)	(1,606)	(3,981)	(3,178)
Gross margin	526	656	1,350	1,340
General and administrative expenses	(45)	(42)	(94)	(90)
Interest expense	(475)	(428)	(942)	(939)
Interest income	93	70	183	139
Other income (expense), net	67	1	52	(13)
Loss on sale of investments, asset and goodwill impairment expense	—	—	—	(1)
Foreign currency transaction losses, net	(1)	(47)	(32)	(81)
Equity in earnings of affiliates	21	23	46	39
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	186	233	563	394
Income tax expense	(82)	(16)	(229)	(88)
Minority interest expense	(19)	(74)	(125)	(127)
INCOME FROM CONTINUING OPERATIONS	85	143	209	179
Loss from operations of discontinued businesses (net of income tax benefit of $—, $6, $— and $4, respectively)	—	(29)	—	(55)
NET INCOME	$85	$114	$209	$124
Basic Earnings Per Share:
Income from continuing operations	$0.13	$0.22	$0.32	$0.28
Discontinued operations	—	(0.04)	—	(0.08)
BASIC EARNINGS PER SHARE	$0.13	$0.18	$0.32	$0.20
Diluted Earnings Per Share:
Income from continuing operations	$0.13	$0.22	$0.31	$0.28
Discontinued operations	—	(0.04)	—	(0.09)
DILUTED EARNINGS PER SHARE	$0.13	$0.18	$0.31	$0.19

*                    See Note 1 related to the restated condensed consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	June 30, 2005	December 31, 2004
	(Restated)*	(Restated)*
ASSETS
Current Assets:
Cash and cash equivalents	$1,381	$1,281
Restricted cash	408	395
Short-term investments	104	268
Accounts receivable, net of allowances ($340 and $303, respectively)	1,605	1,530
Inventory	437	418
Receivable from affiliate	5	8
Deferred income taxes—current	348	218
Prepaid expenses	111	87
Other current assets	937	781
Total current assets	5,336	4,986
Property, Plant and Equipment:
Land	850	788
Electric generation and distribution assets	22,367	21,729
Accumulated depreciation and amortization	(5,783)	(5,259)
Construction in progress	1,118	919
Property, plant, and equipment—net	18,552	18,177
Other Assets:
Deferred financing costs—net	315	343
Investments in and advances to affiliates	695	655
Debt service reserves and other deposits	634	737
Goodwill—net	1,454	1,419
Deferred income taxes—noncurrent	759	774
Other assets	1,635	1,832
Total other assets	5,492	5,760
Total	$29,380	$28,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,033	$1,081
Accrued interest	354	335
Accrued and other liabilities	2,056	1,707
Recourse debt—current portion	145	142
Non-recourse debt—current portion	1,771	1,619
Total current liabilities	5,359	4,884
Long-Term Liabilities:
Non-recourse debt	11,441	11,817
Recourse debt	4,888	5,010
Deferred income taxes	765	678
Pension liabilities and other post-retirement liabilities	933	891
Other long-term liabilities	3,326	3,382
Total long-term liabilities	21,353	21,778
Minority Interest	1,454	1,305
Commitments and contingent liabilities (See Note 7)
Stockholders’ Equity:
Common stock ($.01 par value, 1,200,000,000 shares authorized; 654,043,358 and 650,093,402 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,485	6,434
Accumulated deficit	(1,635)	(1,844)
Accumulated other comprehensive loss	(3,643)	(3,641)
Total stockholders’ equity	1,214	956
Total	$29,380	$28,923

*                    See Note 1 related to the restated condensed consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Restated)*	(Restated)*
OPERATING ACTIVITIES:
Net cash provided by operating activities	$847	$613
INVESTING ACTIVITIES:
Property additions	(531)	(377)
Acquisitions—net of cash acquired	(85)	—
Proceeds from the sales of assets	6	36
Proceeds from the sales of emission allowances	29	—
Sale of short-term investments	802	727
Purchase of short-term investments	(611)	(759)
(Increase) decrease in restricted cash	(7)	19
Decrease (increase) in debt service reserves and other assets	73	(28)
Other investing	(10)	7
Net cash used in investing activities	(334)	(375)
FINANCING ACTIVITIES:
Issuance of recourse debt	6	491
Issuance of non-recourse debt and other coupon bearing securities	951	1,234
Repayments of recourse debt	(115)	(809)
Repayments of non-recourse debt and other coupon bearing securities	(1,248)	(1,542)
Payments for deferred financing costs	(10)	(65)
Distributions to minority interests	(47)	(54)
Contributions from minority interests	9	2
Issuance of common stock	16	4
Other financing	(2)	(2)
Net cash used in financing activities	(440)	(741)
Effect of exchange rate changes on cash	27	(28)
Total increase (decrease) in cash and cash equivalents	100	(531)
Cash and cash equivalents, beginning	1,281	1,663
Cash and cash equivalents, ending	$1,381	$1,132
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest—net of amounts capitalized	$849	$858
Cash payments for income taxes—net of refunds	$101	$78
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt retirement	$—	$145
Brasiliana Energia debt exchange	$—	$773

* See Note 1 related to the restated condensed consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   RESTATEMENTS OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q as Originally Filed

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

AMENDMENT NO. 1

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

The restatement adjustments resulted in an increase to previously reported net income of $40 million and $34 million for the three months and six months ended June 30, 2004. There was no impact on gross margin or net cash flow from operating activities of the Company for any periods presented. Based upon management’s review it has been determined that these errors were inadvertent and unintentional. The condensed consolidated balance sheet as of June 30, 2005 has been restated to correct the effects of the adjustments to 2004 discussed below. The errors relate to the following areas:

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

The net impact related to the correction of these errors to previously reported net income resulted in an increase of $38 million and $30 million for the three months and six months ended June 30, 2004, respectively.

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

The net impact related to the correction of these errors to previously reported net income resulted in an increase of $2 million and $4 million for the three months and six months ended June 30, 2004, respectively. In addition, the Company restated stockholders’ equity as of January 1, 2003 by $12 million as a correction for these errors in all periods preceding January 1, 2003.

3. Other Balance Sheet Reclassifications

Certain other balance sheet reclassifications were recorded at June 30, 2005 and December 31, 2004, including a $45 million reclassification which reduced Accounts Receivables and increased Other Current Assets (regulatory assets).

The following tables set forth the previously reported and restated amounts (in millions) of selected items within the condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, the condensed consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 2004, and within the statement of cash flows for the six months ended June 30, 2004.

Selected Balance Sheet Data:
(in millions)

	June 30, 2005		December 31, 2004
	As Originally Reported	As Restated	As Originally Reported	As Restated
Assets
Accounts receivable	$1,650	$1,605	$1,575	$1,530
Other currents assets	$892	$937	$736	$781
Liabilities and Stockholders’ Equity
Accounts payable	$1,094	$1,033	$1,142	$1,081
Accrued and other liabilities	$2,005	$2,056	$1,656	$1,707
Total current liabilities	$5,369	$5,359	$4,894	$4,884
Deferred income taxes -noncurrent	$772	$765	$685	$678
Other long-term liabilities	$3,319	$3,326	$3,375	$3,382
Minority interest	$1,430	$1,454	$1,279	$1,305
Additional paid-in-capital	$6,473	$6,485	$6,423	$6,434
Accumulated deficit	$1,606	$1,635	$1,815	$1,844
Accumulated other comprehensive loss	$3,646	$3,643	$3,643	$3,641
Total stockholders’ equity	$1,228	$1,214	$972	$956

Selected Statement of Operations and Comprehensive Income Data:
(in millions, except per share amounts)

	For the three months ended,		For the six months ended,
	June 30, 2004		June 30, 2004
	As Originally Reported	As Restated	As Originally Reported	As Restated
Regulated revenues	$1,147	$1,146	$2,293	$2,291
Regulated cost of sales	$878	$868	$1,767	$1,751
Non-regulated cost of sales	$737	$738	$1,425	$1,427
Total cost of sales	$1,615	$1,606	$3,192	$3,178
Gross margin	$648	$656	$1,328	$1,340
Interest expense	$460	$428	$953	$939
Foreign currency transaction losses, net	$55	$47	$63	$81
Income before income taxes and minority interest	$185	$233	$386	$394
Income tax expense	$59	$16	$123	$88
Minority interest expense	$59	$74	$122	$127
Income from continuing operations	$67	$143	$141	$179
Net income	$38	$114	$86	$124
Unrealized currency translation (losses) gains	$(81)	$(52)	$(71)	$(34)
Change in fair value of derivatives in comprehensive income (losses)	$36	$(3)	$(71)	$(102)
Comprehensive (loss) income	$(5)	$61	$(54)	$(10)
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.10	$0.22	$0.22	$0.28
Discontinued operations	(0.04)	(0.04)	(0.08)	(0.08)
Cumulative effect of accounting change	—	—	—	—
BASIC EARNINGS PER SHARE:	$0.06	$0.18	$0.14	$0.20
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.10	$0.22	$0.22	$0.28
Discontinued operations	(0.04)	(0.04)	(0.09)	(0.09)
Cumulative effect of accounting change	—	—	—	—
DILUTED EARNINGS PER SHARE:	$0.06	$0.18	$0.13	$0.19

Selected Statement of Cash Flows Data:
(in millions)

	June 30, 2004
	As Originally Reported	As Restated
Net cash provided by operating activities	$610	$613
Net cash used in investing activities	$327	$375
Net cash used in financing activities	$741	$741
Cash and cash equivalents, beginning	$1,737	$1,663
Cash and cash equivalents, ending	$1,248	$1,132

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

The following tables present a reconciliation (in millions) of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended June 30,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$85	652	$0.13	$143	638	$0.22
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	10	—	—	6	—
Restricted stock units	—	1	—	—	1	—
Convertible debt	—	—	—	—	5	—
DILUTED EARNINGS PER SHARE	$85	663	$0.13	$143	650	$0.22

There were 8,577,367 million and 29,176,492 million options outstanding at June 30, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. For the three months ended June 30, 2005 and June 30, 2004, all convertible securities were omitted from the earnings per share calculation because they were anti-dilutive.

	Six Months Ended June 30,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$209	653	$0.32	$179	633	$0.28
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	10	(0.01)	—	7	—
Restricted stock units	—	1	—	—	—	—
Convertible debt	—	—	—	—	—	—
DILUTED EARNINGS PER SHARE	$209	664	$0.31	$179	640	$0.28

There were 8,577,367 million and 26,886,828 million options outstanding at June 30, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. For the six months ended June 30, 2005 and June 30, 2004, all convertible securities were omitted from the earnings per share calculation because they were anti-dilutive.

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

Other

In exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at approximately $437 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option. If the Sul Option is exercised, the Company’s ownership of Sul would be reduced from approximately 100% to approximately 46%.

8.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$85	$114	$209	$124
Foreign currency translation adjustments (net of income taxes of $—)	91	(52)	82	(34)
Cash flow hedging activity:
Reclassification to earnings (net of income tax benefit of $12, $9, $21 and $23, respectively)	42	(4)	61	45
Change in derivative fair value (net of income tax benefit of $13, $4, $39 and $38, respectively)	(102)	1	(145)	(147)
Change in fair value of derivatives	(60)	(3)	(84)	(102)
Minimum pension liability (net of income taxes of $—, $2, $— and $2, respectively)	—	2	—	2
Comprehensive income (loss)	$116	$61	$207	$(10)

Accumulated other comprehensive loss is as follows at June 30, 2005 (in millions):

Six Months Ended June 30, 2005
Accumulated other comprehensive loss December 31, 2004	$(3,641)
Total foreign currency translation adjustments	82
Change in fair value of derivatives	(84)
Accumulated other comprehensive loss June 30, 2005	$(3,643)

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatements of Previously Issued Quarterly Financial Statements

This Form 10-Q/A restates certain financial information as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2004, to correct certain accounting errors that were contained in the condensed consolidated financial statements in the previously filed Form 10-Q for the quarterly period ended June 30, 2005. See Note 1 to the condensed consolidated financial statements included in this Form 10-Q/A. The discussion below includes the effect of the restated condensed consolidated financial statements.

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

Second Quarter Operating Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(in millions)
Revenue	$2,668	$2,262	18%	$5,331	$4,518	18%
Gross Margin	$526	$656	(20)%	$1,350	$1,340	1%
Gross Margin as a % of Revenue	19.7%	29.0%	N/A	25.3%	29.7%	N/A
Diluted Earnings Per Share from Continuing Operations	$0.13	$0.22	(41)%	$0.31	$0.28	11%
Net Cash Provided By Operating Activities	$329	$212	55%	$847	$613	38%

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

Diluted earnings per share from continuing operations decreased 41% to $0.13 for the three months ended June 30, 2005 from $0.22 for the three months ended June 30, 2004. For the six months ended June 30, 2005 diluted earnings per share from continuing operations increased to $0.31 from $0.28 in the same prior year period. These year to date increases were driven by higher other income, lower foreign currency transaction losses, higher net interest income and higher gross margin, partially offset by higher income tax expense.

Net cash from operating activities for the six months ended June 30, 2005 increased 38% to $847 million from $613 million for the six months ended June 30, 2004. This year over year increase was largely driven by a decrease in net earnings (adjusted for non-cash items), a net increase in other assets and liabilities and an increase in working capital.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	$ change 2005 vs. 2004	2005	2004	$ change 2005 vs. 2004
Gross Margin:
Regulated Utilities	$114	$278	$(164)	$481	$540	$(59)
Contract Generation	353	325	28	745	683	62
Competitive Supply	59	53	6	124	117	7
Total gross margin	526	656	(130)	1,350	1,340	10
General and administrative expenses(1)	(45)	(42)	(3)	(94)	(90)	(4)
Interest expense	(475)	(428)	(47)	(942)	(939)	(3)
Interest income	93	70	23	183	139	44
Other income (expense), net	67	1	66	52	(13)	65
Loss on sale of investments, asset and goodwill impairment expense	—	—	—	—	(1)	1
Foreign currency transaction gains (losses), net	(1)	(47)	46	(32)	(81)	49
Equity in earnings of affiliates	21	23	(2)	46	39	7
Income tax expense	(82)	(16)	(66)	(229)	(88)	(141)
Minority interest expense	(19)	(74)	55	(125)	(127)	2
Income from continuing operations	85	143	(58)	209	179	30
Income (loss) from operations of discontinued businesses	—	(29)	29	—	(55)	55
Net income	$85	$114	$(29)	$209	$124	$85
PER SHARE DATA:
Basic income per share from continuing operations	$0.13	$0.22	$(0.09)	$0.32	$0.28	$0.04
Diluted income per share from continuing operations	$0.13	$0.22	$(0.09)	$0.31	$0.28	$0.03

(1)          General and administrative expenses are corporate and business development expenses.

Overview

Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	(in millions)
Regulated Utilities	$1,395	52%	$1,146	51%	$2,794	52%	$2,291	51%
Contract Generation	988	37%	868	38%	1,973	37%	1,736	38%
Competitive Supply	285	11%	248	11%	564	11%	491	11%
Non-Regulated	1,273	48%	1,116	49%	2,537	48%	2,227	49%
Total	$2,668	100%	$2,262	100%	$5,331	100%	$4,518	100%

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

Interest expense

Interest expense increased $47 million, or 11%, to $475 million for the three months ended June 30, 2005 from $428 million for the three months ended June 30, 2004 primarily due to the impacts of fair value changes on certain derivative instruments due to the loss of hedge accounting, negative impacts from foreign currency translation and higher interest rates at certain of our businesses, partially offset by the benefits of debt retirements.

Interest expense increased $3 million, or less than 1%, to $942 million for the six months ended June 30, 2005 from $939 million for the six months ended June 30, 2004 primarily due to the impacts of fair value changes on certain derivative instruments due to the lose of hedge accounting and negative impacts from foreign currency translation, partially offset by lower net hedge related costs and lower recourse debt levels.

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

Other income (expense)

Other income (expense) increased $66 million to $67 million for the three months ended June 30, 2005 from $1 million for the three months ended June 30, 2004 and also increased $65 million to $52 million for the six months ended June 30, 2005 from an expense of $13 million for the six months ended June 30, 2004. The quarter and year to date increases are primarily due to the reversal in the second quarter of 2005 of a business tax accrual no longer required by Eletropaulo, our Brazilian distribution business.

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

Income taxes

Income tax expense on continuing operations increased $66 million to $82 million for the three months ended June 30, 2005 from $16 million for the three months ended June 30, 2004. The Company’s effective tax rates were 44% and 7% for the three months ended June 30, 2005 and 2004, respectively. Income tax expense on continuing operations increased $141 million to $229 million for the six months ended June 30, 2005 from $88 million for the six months ended June 30, 2004. The Company’s effective tax rates were 41% and 22% for the six months ended June 30, 2005 and 2004, respectively. The net increase in effective tax rates for both the second quarter and six month periods in 2005 compared to the same periods in 2004 were due to higher U.S. taxes on distributions from and earnings of certain non-U.S. subsidiaries, and the treatment of unrealized foreign currency gains on U.S. dollar debt held by certain of our Latin American subsidiaries. These items were partially offset by a tax rate change that resulted in the reduction of the deferred tax liability at our subsidiary in Puerto Rico, which was recorded in the second quarter of 2005. The effective tax rates of 7% for the second quarter and 22% for the six months of 2004 resulted primarily from tax benefits on unrealized foreign currency losses at certain of our Latin American subsidiaries compared to the foreign currency gains which were experienced in 2005.

Minority Interest

Minority interest expense, net of tax, decreased $55 million to $19 million for the three months ended June 30, 2005 from $74 million for the three months ended June 30, 2004, and decreased $2 million to $125 million for the six months ended June 30, 2005 from $127 million for the six months ended June 30, 2004.

Contingent Matters

As disclosed in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A, in exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at approximately $437 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option. If the Sul Option is exercised, the Company’s ownership of Sul would be reduced from approximately 100% to approximately 46%.

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

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the six months ended June 30, 2005. The Company did not make any changes to those policies during the period.

Recent Accounting Developments

See Note 2 to the condensed consolidated financial statements included in this Form 10-Q/A for a discussion of new accounting standards.

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

Operating Activities

Net cash provided by operating activities increased by $234 million to $847 million during the six months ended June 30, 2005, compared to $613 million during the same period in 2004 due to a decrease in net earnings (adjusted for non-cash items) of $185 million, a net increase in other assets and liabilities of $360 million, and an increase in working capital of $59 million.

Other non-cash charges include the reversal of items such as deferred tax provisions, minority interest earnings, pension charges and unrealized foreign currency transaction gains and losses. The $324 million decline in other non-cash charges from $442 million in 2004 to $118 million in 2005 is due primarily to unrealized foreign currency gains related to Brazil and Venezuela incurred in 2005 versus unrealized losses incurred in the prior year, the reversal of a loss associated with discontinued operations in 2004, reversal of a contingent liability in 2005 at Brazil due to the expiration of the statute of limitations, and a gain on the sale of emission allowances.

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

During the first half of 2005, the Company also funded the purchase of the SeaWest wind development business and posted letters of credit to support ongoing construction and operating activities. Parent liquidity was as follows at June 30, 2005 and December 31, 2004:

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
	($in millions)
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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the six months ended June 30, 2005 compared with the exposure set forth in the Company’s Annual Report filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2005 as filed on April 4, 2006.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a 15 and 15d 15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a 15(e) and 15d 15(e)). Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2005, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a 15 or 15d 15 that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As reported in Item 9A of our 2005 Form 10-K filed on April 4, 2006, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005.  These material weaknesses also existed as of June 30, 2005 and therefore are reported in this Form 10-Q/A.

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

PART II

ITEM 1.                 LEGAL PROCEEDINGS

The following disclosure provides a summary and update of significant changes, if any, from December 31, 2004, related to our significant claims, suits and legal proceedings. Readers should also refer to Note 7 of the notes to our condensed consolidated financial statements in Item 1, Part I of Form 10-Q/A for a more detailed description of each claim.

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

In late July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed separate lawsuits in the Dominican Republic against Ede Este, a former subsidiary of AES, and Itabo, an AES affiliate. The lawsuits against Itabo also name the president of Itabo as a defendant. In one of the lawsuits against Itabo, CDEEE requested a rendering of accountability for the accounts of Itabo with regard to all transactions between Itabo and related parties. On November 29, 2004, the Court dismissed the case. CDEEE appealed the dismissal. A hearing was held on May 12, 2005 and Itabo requested the Court to declare the Courts’ jurisdictional incompetence to decide the matter, in light of the arbitration clause set forth in the contracts executed between Itabo and CDEEE under the Capitalization Process. The Court ordered that the claims be heard on the merits and condemned Itabo for not complying with this request. The Court reserved judgment on Itabo’s arguments that the matter should be resolved in an arbitration proceeding. On May 25, 2005, Itabo appealed the May 12 decision and requested a stay of the decision. On October 14, 2005 the Court of Appeals of Santo Domingo upheld Itabo’s request of jurisdictional incompetence and remitted the lawsuit to the International Chamber of Commerce (“ICC’’) for arbitration. On May 26, 2005, Itabo filed a motion with the United States District Court—Southern District New York, seeking relief in aid of the ongoing arbitration. The petition was denied on July 18. Itabo appealed said decision on September 6, 2005. In the other Itabo lawsuit, CDEEE also requested that the court order Itabo to deliver its accounting books and records for the period from September 1999 to July 2004 to CDEEE. At a hearing that was held on March 30, 2005, Itabo submitted that the court did not have jurisdiction to hear the case and that the case should be decided in an arbitration proceeding. On October 11, 2005 the Court upheld Itabo’s petition of jurisdictional incompetence and declared that the lawsuit should be decided in an arbitral proceeding. In the Ede Este lawsuit, CDEEE requests a rendering of accountability of the accounts of all Ede Este’s commercial and financial operations with affiliate companies since August 5, 1999. On February 9, 2005, Itabo filed a lawsuit against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) seeking among other relief, to enforce the arbitration/dispute resolution processes set forth in the contracts among the parties. FONPER submitted an answer and asserted a counterclaim on April 21, 2005. CDEEE submitted an answer on April 23, 2005. Itabo answered FONPER’s counterclaim on May 12, 2005. On August 25 Itabo filed an amended lawsuit. The Tribunal has been constituted. The arbitration is ongoing.

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

THE AES CORPORATION
(Registrant)
Date: April 12, 2006	By:	/s/ VICTORIA D. HARKER
Name: Victoria D. Harker
Title: Executive Vice President and
Chief Financial Officer