Form 10-Q/A
period 2005-09-30
AES CORP
filed 2006-04-13
CIK 874761

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

THE AES CORPORATION
FORM 10-Q/A Amendment No. 1
EXPLANATORY NOTE

This Form 10-Q/A Amendment No. 1 (the “Amendment”) is being filed for the purpose of amending Items 1, 2 and 4 of Part I and Item 6 of Part II of Form 10-Q for the quarterly period ended September 30, 2005, that was originally filed with the Securities and Exchange Commission on January 19, 2006. This Amendment is being filed to correct accounting errors in the condensed consolidated financial statements in our previously filed Form 10-Q as of September 30, 2005 and December 31, 2004, and for the three months and nine months ended September 30, 2004.

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

The restatement adjustments resulted in a decrease to previously reported net income of $20 million for the three months ended September 30, 2004 and in an increase to previously reported net income of $14 million for the nine months ended September 30, 2004. There was no impact on gross margin or net cash flow from operating activities of the Company for any periods presented. Based upon management’s review it has been determined that these errors were inadvertent and unintentional. The condensed consolidated balance sheet as of September 30, 2005 has been restated to correct the effects of the adjustments to 2004 discussed below. The errors relate to the following areas:

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

The net impact related to the correction of these errors to previously reported net income resulted in a decrease of $23 million for the three months ended September 30, 2004 and an increase of $7 million for the nine months ended September 30, 2004.

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

The net impact related to the correction of these errors to previously reported net income resulted in an increase of $3 million for the three months ended September 30, 2004 and $7 million for the nine months ended September 30, 2004. In addition, the Company restated stockholders’ equity as of January 1, 2003 by $12 million as a correction for these errors in all periods preceding January 1, 2003.

3.                Other Balance Sheet Reclassifications

Certain other balance sheet reclassifications were recorded at December 31, 2004 including a $45 million reclassification which reduced Accounts Receivables and increased Other Current Assets (regulatory assets).

This Form 10-Q/A Amendment No. 1 should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission on April 4, 2006. Refer to Note 1 of the condensed consolidated financial statements in Item 1 of this Form 10-Q/A Amendment No. 1 for a discussion of the nature of the errors and the impact of the errors on the restated condensed consolidated financial statements.

We included as exhibits to this Amendment new certifications of our principal executive officer and principal financial and accounting officer.

Except for errors and interim period adjustments disclosed in Note 1, no attempt has been made in this Amendment to amend or update other disclosures presented in this Form 10-Q/A Amendment No. 1 except for Item 4. Controls and Procedures. This Amendment does not reflect events occurring after the filing of Form 10-Q on January 19, 2006, or amend or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

THE AES CORPORATION
FORM 10-Q/A (Amendement No. 1)
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I: Financial Information (unaudited)
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and the Three and Nine Months Ended September 30, 2004 (as restated)	5
Condensed Consolidated Balance Sheets as of September 30, 2005 (as restated) and December 31, 2004 (as restated)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (as restated) and 2004 (as restated)	7
Notes to Condensed Consolidated Financial Statements (as restated)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	31
Item 3. Quantitative and Qualitative Disclosures about Market Risk	50
Item 4. Controls and Procedures	50
PART II: Other Information
Item 1. Legal Proceedings	56
Item 2. Unregistered Sales of Securities and Use of Proceeds	63
Item 3. Defaults Upon Senior Securities	63
Item 4. Submissions of Matters to a Vote of Security Holders	63
Item 5. Other Information	63
Item 6. Exhibits	63
Signatures	64

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)*		(Restated)*
Revenues
Regulated	$1,406	$1,251	$4,200	$3,542
Non-regulated	1,376	1,171	3,913	3,398
Total revenues	2,782	2,422	8,113	6,940
Cost of sales
Regulated	(1,066)	(950)	(3,379)	(2,701)
Non-regulated	(817)	(736)	(2,485)	(2,163)
Total cost of sales	(1,883)	(1,686)	(5,864)	(4,864)
Gross margin	899	736	2,249	2,076
General and administrative expenses	(49)	(40)	(143)	(130)
Interest expense	(450)	(500)	(1,392)	(1,439)
Interest income	97	52	280	191
Other (expense) income, net	(11)	(11)	41	(24)
Loss on sale of investments, asset and goodwill impairment expense	—	(4)	—	(5)
Foreign currency transaction losses, net	(22)	(26)	(54)	(107)
Equity in earnings of affiliates	20	18	66	57
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	484	225	1,047	619
Income tax expense	(143)	(123)	(372)	(211)
Minority interest expense	(97)	(36)	(222)	(163)
INCOME FROM CONTINUING OPERATIONS	244	66	453	245
Income (loss) from operations of discontinued businesses (net of income tax benefit of $—, $4, $— and $8, respectively)	—	7	—	(48)
NET INCOME	$244	$73	$453	$197
Basic Earnings Per Share:
Income from continuing operations	$0.38	$0.10	$0.69	$0.38
Discontinued operations	—	0.01	—	(0.07)
BASIC EARNINGS PER SHARE	$0.38	$0.11	$0.69	$0.31
Diluted Earnings Per Share:
Income from continuing operations	$0.37	$0.10	$0.68	$0.38
Discontinued operations	—	0.01	—	(0.07)
DILUTED EARNINGS PER SHARE	$0.37	$0.11	$0.68	$0.31

* See Note 1 related to the restated condensed consolidated financial statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	September 30, 2005	December 31, 2004
	(Restated)*	(Restated)*
ASSETS
Current Assets:
Cash and cash equivalents	$1,164	$1,281
Restricted cash	373	395
Short-term investments	271	268
Accounts receivable, net of allowances ($320 and $303, respectively)	1,725	1,530
Inventory	479	418
Receivable from affiliate	5	8
Deferred income taxes—current	350	218
Prepaid expenses	148	87
Other current assets	891	781
Total current assets	5,406	4,986
Property, Plant and Equipment:
Land	880	788
Electric generation and distribution assets	22,665	21,729
Accumulated depreciation and amortization	(6,041)	(5,259)
Construction in progress	1,262	919
Property, plant, and equipment—net	18,766	18,177
Other Assets:
Deferred financing costs—net	318	343
Investments in and advances to affiliates	707	655
Debt service reserves and other deposits	653	737
Goodwill—net	1,449	1,419
Deferred income taxes—noncurrent	761	774
Other assets	1,588	1,832
Total other assets	5,476	5,760
Total	$29,648	$28,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,002	$1,081
Accrued interest	498	335
Accrued and other liabilities	2,187	1,707
Recourse debt—current portion	1	142
Non-recourse debt—current portion	1,606	1,619
Total current liabilities	5,294	4,884
Long-Term Liabilities:
Non-recourse debt	11,454	11,817
Recourse debt	4,885	5,010
Deferred income taxes	763	678
Pension liabilities and other post-retirement liabilities	929	891
Other long-term liabilities	3,375	3,382
Total long-term liabilities	21,406	21,778
Minority Interest	1,541	1,305
Commitments and contingent liabilties (See Note 7)
Stockholders’ Equity:
Common stock ($.01 par value, 1,200,000,000 shares authorized; 654,729,058 and 650,093,402 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,496	6,434
Accumulated deficit	(1,391)	(1,844)
Accumulated other comprehensive loss	(3,705)	(3,641)
Total stockholders’ equity	1,407	956
Total	$29,648	$28,923

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

*See Note 1 related to the restated condensed consolidated financial statements.

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

Amendment No. 1

Subsequent to filing its restated annual report on Form 10-K/A for the year ended December 31, 2004, file with the Securities Exchange Commission on January 19, 2006, the Company discovered its previously issued restated consolidated financial statements included certain errors in accounting for derivative instruments and hedging activities, minority interest expense and income taxes. The errors in accounting for derivative instruments and hedging activities resulted in differences in previously issued condensed consolidated interim financial statements for certain quarterly periods in 2004 sufficient to require restatement of prior period interim results. The errors in accounting for income taxes and minority interest expense required restatement of previously issued consolidated annual financial statements.

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

The restatement adjustments resulted in a decrease to previously reported net income of $20 million for the three months ended September 30, 2004 and in an increase to previously reported net income of $14 million for the nine months ended September 30, 2004. There was no impact on gross margin or net cash flow from operating activities of the Company for any periods presented. Based upon management’s review it has been determined that these errors were inadvertent and unintentional. The condensed consolidated balance sheet as of September 30, 2005 has been restated to correct the effects of the adjustments to 2004 discussed below. The errors relate to the following areas:

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

The net impact related to the correction of these errors to previously reported net income resulted in a decrease of $23 million for the three months ended September 30, 2004 and an increase of $7 million for the nine months ended September 30, 2004.

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

The net impact related to the correction of these errors to previously reported net income resulted in an increase of $3 million for the three months ended September 30, 2004 and $7 million for the nine months ended September 30, 2004. In addition, the Company restated stockholders’ equity as of January 1, 2003 by $12 million as a correction for these errors in all periods preceding January 1, 2003.

3.                Other Balance Sheet Reclassifications

Certain other balance sheet reclassifications were recorded at December 31, 2004 including a $45 million reclassification which reduced Accounts Receivables and increased Other Current Assets (regulatory assets).

The following tables set forth the previously reported and restated amounts (in millions) of selected items within the condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, and the condensed consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2004.

Selected Consolidated Balance Sheet Data:
(in millions)

	September 30, 2005		December 31, 2004
	As Originally Reported	As Restated	As Originally Reported	As Restated
Assets
Accounts receivable, net of allowances	$1,770	$1,725	$1,575	$1,530
Other current assets	$846	$891	$736	$781
Liabilities and Stockholders’ Equity
Accounts payable	$1,063	$1,002	$1,142	$1,081
Accrued and other liabilities	$2,136	$2,187	$1,656	$1,707
Total current liabilities	$5,304	$5,294	$4,894	$4,884
Deferred income taxes	$770	$763	$685	$678
Other long-term liabilities	$3,368	$3,375	$3,375	$3,382
Minority Interest	$1,517	$1,541	$1,279	$1,305
Additional Paid-in capital	$6,484	$6,496	$6,423	$6,434
Accumulated deficit	$1,362	$1,391	$1,815	$1,844
Accumulated other comprehensive loss	$3,708	$3,705	$3,643	$3,641
Total stockholders’ equity	$1,421	$1,407	$972	$956

Selected Statements of Operations and Comprehensive Income Data:
(in millions, except per share amounts)

	For the three months ended		For the nine months ended
	September 30, 2004		September 30, 2004
	As Originally Reported	As Restated	As Originally Reported	As Restated
Regulated revenues	$1,252	$1,251	$3,545	$3,542
Regulated cost of sales	$957	$950	$2,724	$2,701
Non-regulated cost of sales	$735	$736	$2,160	$2,163
Total cost of sales	$1,692	$1,686	$4,884	$4,864
Gross margin	$731	$736	$2,059	$2,076
Interest expense	$470	$500	$1,423	$1,439
Foreign currency transaction losses, net	$16	$26	$79	$107
Income before income taxes and minority interest	$263	$225	$649	$619
Income tax expense	$78	$123	$201	$211
Minority interest expense	$52	$36	$174	$163
Income from continuing operations	$133	$66	$274	$245
Net Income	$140	$73	$226	$197
Unrealized currency translation gains	$89	$48	$18	$14
Change in fair value of derivatives in comprehensive (loss) income	$(5)	$19	$(76)	$(84)
Comprehensive income	$224	$140	$170	$129
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.21	$0.10	$0.43	$0.38
Discontinued operations	0.01	0.01	(0.08)	(0.07)
Cumulative effect of accounting change	—	—	—	—
BASIC EARNINGS PER SHARE:	$0.22	$0.11	$0.35	$0.31
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.20	$0.10	$0.42	$0.38
Discontinued operations	0.01	0.01	(0.07)	(0.07)
Cumulative effect of accounting change	—	—	—	—
DILUTED EARNINGS PER SHARE:	$0.21	$0.11	$0.35	$0.31

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

The following tables present a reconciliation (in millions) of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended September 30,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$244	651	$0.38	$66	646	$0.10
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	9	—	—	7	—
Restricted stock units	—	2	—	—	—	—
Convertible debt	5	15	(0.01)	—	—	—
DILUTED EARNINGS PER SHARE	$249	677	$0.37	$66	653	$0.10

There were 8,543,108 and 26,794,081 options outstanding at September 30, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. For the three months ended September 30, 2005, all term convertible preferred securities (“TECON’s”) were omitted from the earnings per share calculation because they were anti-dilutive. For the three months ended September 30, 2004, all convertible securities were omitted from the earnings per share calculation because they were anti-dilutive.

	Nine Months Ended September 30,
	2005			2004
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$453	653	$0.69	$245	638	$0.38
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	10	(0.01)	—	7	—
Restricted stock units	—	1	—	—	—	—
Convertible debt	—	—	—	—	—	—
DILUTED EARNINGS PER SHARE	$453	664	$0.68	$245	645	$0.38

There were 8,543,108 and 26,812,757 options outstanding at September 30, 2005 and 2004, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. For the nine months ended September 30, 2005 and 2004, all convertible securities were omitted from the earnings per share calculation because they were anti-dilutive.

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

Other

In exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at approximately $452 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option. If the Sul Option is exercised, the Company’s ownership of Sul would be reduced from approximately 100% to approximately 46%.

8.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$244	$73	$453	$197
Foreign currency translation adjustments (net of income taxes of $—)	66	48	148	14
Cash flow hedging activity:
Reclassification to earnings (net of income tax benefit of $29, $5, $50 and $28, respectively)	53	41	114	86
Change in derivative fair value (net of income tax benefit (expense) of $78, $(17), $117 and $23, respectively)	(181)	(22)	(326)	(170)
Change in fair value of derivatives	(128)	19	(212)	(84)
Minimum pension liability (net of income taxes of $—, $—, $— and $2, respectively)	—	—	—	2
Comprehensive income	$182	$140	$389	$129

Accumulated other comprehensive loss is as follows at September 30, 2005 (in millions):

Nine Months Ended September 30, 2005
Accumulated other comprehensive loss December 31, 2004	$(3,641)
Total foreign currency translation adjustments	148
Change in fair value of derivatives	(212)
Accumulated other comprehensive loss September 30, 2005	$(3,705)

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatements of Previously Issued Quarterly Financial Statements

This Form 10-Q/A restates certain financial information as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2004, to correct certain accounting errors that were contained in the condensed consolidated financial statements in the previously filed Form 10-Q for the quarterly period ended September 30, 2005. See Note 1 to the condensed consolidated financial statements included in this Form 10-Q/A. The discussion below includes the effect of the restated condensed consolidated financial statements.

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

Third Quarter Operating Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in millions, except per share amounts)
Revenue	$2,782	$2,422	15%	$8,113	$6,940	17%
Gross Margin	$899	$736	22%	$2,249	$2,076	8%
Gross Margin as a % of Revenue	32.3%	30.4%	6%	27.7%	29.9%	(7)%
Diluted Earnings Per Share from Continuing Operations	$0.37	$0.10	270%	$0.68	$0.38	79%
Net Cash Provided By Operating Activities	$619	$504	23%	$1,466	$1,117	31%

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

Diluted earnings per share from continuing operations increased 270% to $0.37 for the three months ended September 30, 2005 from $0.10 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 diluted earnings per share from continuing operations increased to $0.68 from $0.38 in the same prior year period. These increases were driven by higher operating earnings in our businesses, lower net interest expense, partially offset by higher tax expense and higher minority interest expense related to the increase in earnings at several of our four subsidiaries in Brazil.

Net cash from operating activities for the nine months ended September 30, 2005 increased 31% to $1.5 billion from $1.1 billion for the nine months ended September 30, 2004. This year over year net increase was largely driven by a net increase in other assets and liabilities of $279 million, offset by a decrease in working capital of $78 million and a decrease in net earnings (adjusted for non-cash items) of $8 million.

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

The Company continues to maintain an active development pipeline of potential growth investments, and is currently evaluating opportunities in 38 countries. It continues to devote significant resources at both the corporate and business level in support of business development opportunities, which may include expansion at existing locations, new greenfield investment, privatization, and mergers and acquisitions. It is also funding development costs in support of new projects and privatization opportunities which could lead to significant new investments in 2006. In October 2005, the Company was notified by the Romanian government that it had qualified to bid for a majority share in Electrica Muntenia Sud SA in Romania, which is being privatized by the Romanian government. Expected investment would be in the hundreds of millions of dollars.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	change 2005 vs. 2004	2005	2004	change 2005 vs. 2004
	(in millions, except per share amounts)
Gross Margin:
Regulated Utilities	$340	$301	$39	$821	$841	$(20)
Contract Generation	453	371	82	1,198	1,054	144
Competitive Supply	106	64	42	230	181	49
Total gross margin	899	736	163	2,249	2,076	173
General and administrative expenses(1)	(49)	(40)	(9)	(143)	(130)	(13)
Interest expense	(450)	(500)	50	(1,392)	(1,439)	47
Interest income	97	52	45	280	191	89
Other (expense) income, net	(11)	(11)	—	41	(24)	65
Loss on sale of investments, asset and goodwill impairment expense	—	(4)	4	—	(5)	5
Foreign currency transaction losses, net	(22)	(26)	4	(54)	(107)	53
Equity in earnings of affiliates	20	18	2	66	57	9
Income tax expense	(143)	(123)	(20)	(372)	(211)	(161)
Minority interest expense	(97)	(36)	(61)	(222)	(163)	(59)
Income from continuing operations	244	66	178	453	245	208
Income (loss) from operations of discontinued businesses	—	7	(7)	—	(48)	48
Net income	$244	$73	$171	$453	$197	$256
PER SHARE DATA:
Basic income per share from continuing operations	$0.38	$0.10	$0.28	$0.69	$0.38	$0.31
Diluted income per share from continuing operations	$0.37	$0.10	$0.27	$0.68	$0.38	$0.30

(1)          General and administrative expenses are corporate and business development expenses.

Overview

Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
		% of Total		% of Total		% of Total		% of Total
	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues
	(in millions)
Regulated Utilities	$1,406	51%	$1,251	52%	$4,200	52%	$3,542	51%
Contract Generation	1,046	37%	906	37%	3,019	37%	2,642	38%
Competitive Supply	330	12%	265	11%	894	11%	756	11%
Non-Regulated	1,376	49%	1,171	48%	3,913	48%	3,398	49%
Total	$2,782	100%	$2,422	100%	$8,113	100%	$6,940	100%

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
	(in millions)
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
	(in millions)
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
	(in millions)
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
	(in millions)
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
	(in millions)
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
	(in millions)
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
	(in millions)
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

Interest expense

Interest expense decreased $50 million, or 10%, to $450 million for the three months ended September 30, 2005 from $500 million for the three months ended September 30, 2004 primarily due to the benefits of debt retirements principally in Venezuela and the U.S., the impacts of fair value changes on certain derivative instruments due to the loss of hedge accounting and lower interest rate hedge related costs, partially offset by negative impacts from foreign currency translation in Brazil and higher interest rates at certain of our businesses.

Interest expense decreased $47 million to $1,392 million for the nine months ended September 30, 2005 from $1,439 million for the nine months ended September 30, 2004 due to the benefits of lower debt levels in Brazil, the U.S. and Venezuela and lower interest rate hedge related costs partially offset by higher interest rates at certain subsidiaries, the negative impacts of foreign currency translation in Brazil and the impacts of fair value changes on certain derivative instruments due to the loss of hedge accounting.

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

Other income (expense)

Other income (expense) remained constant at an expense of $11 million for the three months ended September 30, 2005 and the prior year period.

Other income (expense) increased $65 million to $41 million for the nine months ended September 30, 2005 from an expense of $24 million for the nine months ended September 30, 2004. The increase was primarily due to the reversal of a Brazilian business tax liability no longer required and the favorable impact of foreign currency translation due to the appreciation of the Brazilian real.

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

Foreign currency transaction gains (losses), net

The Company recognized foreign currency transaction losses of $22 million and $26 million for the three months ended September 30, 2005 and 2004, respectively. The third quarter 2005 losses primarily related to Eletropaulo in Brazil offset by gains at EDC in Venezuela and at Los Mina in the Dominican Republic. Foreign currency losses at Eletropaulo increased primarily due to lower transaction gains in 2005 and higher losses on mark-to-market foreign currency transaction hedges. Foreign currency gains at EDC increased primarily due to higher non-regulated market currency conversion gains and to zero losses from foreign currency transaction hedges. Los Mina’s foreign currency gains increased primarily due to the depreciation of the Dominican peso in 2005.

The Company recognized foreign currency transaction losses of $54 million for the nine months ended September 30, 2005 compared to $107 million of losses for the nine months ended September 30, 2004. The $53 million decrease was primarily related to gains at EDC in Venezuela offset by losses at Eletropaulo and Sul in Brazil. Foreign currency gains at EDC increased primarily due to transaction gains on bolivar-denominated debt, non-regulated market currency conversion gains in 2005 versus losses in 2004, and lower losses on mark-to-market foreign currency transaction hedges. Foreign currency gains at Sul increased primarily due to transaction gains on floating interest rate notes. This was offset by foreign currency losses at Eletropaulo primarily due to mark-to-market losses on foreign currency transaction hedges, transaction losses on U.S. dollar-denominated power purchase agreements offset by foreign currency transaction gains on debt.

Foreign currency transaction gains (losses) at certain of the Company’s foreign subsidiaries and affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Argentina	$(3)	$(1)	$4	$(6)
Brazil	(27)	2	(65)	(35)
Venezuela	12	1	34	(29)
Dominican Republic	2	(16)	(3)	(16)
Pakistan	(6)	(5)	(17)	(14)
Other	—	(7)	(7)	(7)
Total(1)	$(22)	$(26)	$(54)	$(107)

(1)          Includes $35 million and $40 million of losses on foreign currency derivative contracts for the three months ended September 30, 2005 and 2004, respectively; and includes $114 million and $54 million of losses on foreign currency derivative contracts for the nine months ended September 30, 2005 and 2004, respectively.

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

Income taxes

Income tax expense on continuing operations increased $20 million to $143 million for the three months ended September 30, 2005 from $123 million for the three months ended September 30, 2004. The Company’s effective tax rates were 30% and 55% for the three months ended September 30, 2005 and 2004, respectively. The net decrease in the effective tax rate for the third quarter of 2005 versus the same period in 2004 resulted primarily from the reversal of a $41 million valuation allowance in the third quarter of 2005, related to the recovery of net operating losses at two of our subsidiaries in Argentina. The valuation allowance was reversed upon the final approval of a tariff increase in the third quarter of 2005. This benefit was partially offset by higher U.S. taxes on distributions from and earnings of certain non-U.S. subsidiaries and the impact of unrealized foreign currency gains on U.S. dollar debt held by certain of our Latin American subsidiaries.

Income tax expense on continuing operations increased $161 million to $372 million for the nine months ended September 30, 2005 from $211 million for the nine months ended September 30, 2004. The Company’s effective tax rates were 36% and 34% for the nine months ended September 30, 2005 and 2004, respectively. The net increase in the effective tax rate for the first nine months of 2005 as compared to the same period in 2004 resulted primarily from higher U.S. taxes on distributions from and earnings of certain non-U.S. subsidiaries and the impact of unrealized foreign currency gains on U.S  dollar debt held by certain of our Latin American subsidiaries offset partially by the reversal of the Argentina tax reserve noted above and a tax rate change that resulted in the reduction of the deferred tax liability at our subsidiary in Puerto Rico, which was recorded in the second quarter of 2005.

Minority Interest

Minority interest expense, net of tax, increased $61 million to $97 million for the three months ended September 30, 2005 from $36 million for the three months ended September 30, 2004, and increased $59 million to $222 million for the nine months ended September 30, 2005 from $163 million for the nine months ended September 30, 2004 due primarily to earnings from our Brazilian subsidiaries

Contingent Matters

As disclosed in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A, in exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash after-tax loss on its investment in Sul currently estimated at approximately $452 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the recorded estimated fair value of the Sul Option. If the Sul Option is exercised, the Company’s ownership of Sul would be reduced from approximately 100% to approximately 46%.

Critical Accounting Policies and Estimates

The consolidated financial statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on January 19, 2006. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis included in the Company’s 2004 Form 10-K/A. An accounting estimate is considered critical if: the estimate requires management to make assumption about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual accounting estimates could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the nine months ended September 30, 2005. The Company did not make any changes to those policies during the period.

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

Operating Activities

Net cash provided by operating activities increased by $349 million to $1.5 billion during the nine months ended September 30, 2005, compared to $1.1 billion during the same period in 2004 due to a net increase in other assets and liabilities of $279 million, a decrease in working capital of $78 million, and a decrease in net earnings (adjusted for non-cash items) of $8 million.

Other non-cash charges include the reversal of certain items including deferred tax provisions, minority interest earnings, pension charges, stock compensation expense, and unrealized foreign currency transaction gains (losses). The $347 million decline in other non-cash charges from $627 million in 2004 to $280 million in 2005 is primarily due to unrealized foreign currency gains related to Brazil and Venezuela incurred in 2005 versus unrealized losses incurred in the prior year, the reversal of a loss associated with discontinued operations in 2004, a gain on the sale of emission allowances and the reversal of a contingent liability in 2005 at Brazil due to the expiration of the Statute of Limitations.

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

Debt repayments during the nine months ended September 30, 2005 was $2.3 billion compared to $2.6 billion during the same period in 2004. The decline of approximately $300 million was mainly due to repayment of corporate recourse debt of $809 million in 2004 compared to $258 million in 2005. The 2005 payments include the redemption of all of the Company’s 8.5% Senior Subordinated Notes and its 4.5% Convertible Junior Subordinated Debentures. In addition, AES Gener decreased debt repayments in 2005 by $637 million due to the completion of their debt restructuring and refinancing that occurred during 2004. This was offset by increased debt and debenture payments at Brazil by $526 million in 2005 to pay off higher interest-bearing debt and increased debt repayments at EDC of $315 million mainly due to the repayment of 200 million Euro debt in March 2005 and the repayment of debt in local currency of $66 million.

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

The following table sets forth our parent company contingent contractual obligations as of September 30, 2005:

Contingent contractual obligations	Amount	Number of Agreements	Term Range (years)	Exposure Range for Each Agreement
	($ in millions)
Guarantees(1)	$444	36	<1 - 20+	<$1 - $100
Letters of credit—under the Revolving Bank Loan	369	19	<1 - 3	<$1 - $104
Surety bonds	4	2	<1	<$1 - $3
Total	$817	57

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the nine months ended September 30, 2005 compared with the exposure set forth in the Company’s Annual Report filed with the U.S Securities and Exchange Commission (“SEC”) on Form 10-K/A for the year ended December 31, 2005 as filed on April 4, 2006.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a 15 and 15d 15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a 15(e) and 15d 15(e)). Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2005, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a 15 or 15d 15 that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As reported in Item 9A of our 2005 Form 10-K filed on April 4, 2006, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005. These material weaknesses also existed as of September 30, 2005 and therefore are reported in this Form 10-Q/A.

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