Form 10-Q
period 2006-03-31
AES CORP
filed 2006-05-08
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at April 27, 2006, was 658,320,997.

THE AES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Regulated	$1,493	$1,399
Non-regulated	1,520	1,264
Total revenues	3,013	2,663
Cost of sales:
Regulated	(1,123)	(1,032)
Non-regulated	(936)	(807)
Total cost of sales	(2,059)	(1,839)
Gross margin	954	824
General and administrative expenses	(55)	(49)
Interest expense	(434)	(467)
Interest income	116	90
Other (expense) income, net	(48)	(15)
Gain on sale of investments	87	—
Foreign currency transaction losses on net monetary position	(23)	(31)
Equity in earnings of affiliates	36	25
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	633	377
Income tax expense	(195)	(147)
Minority interest expense	(87)	(106)
NET INCOME	$351	$124
BASIC EARNINGS PER SHARE:	$0.53	$0.19
DILUTED EARNINGS PER SHARE:	$0.52	$0.19

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,342	$1,390
Restricted cash	435	420
Short-term investments	391	203
Accounts receivable, net of reserves of $276 and $279, respectively	1,730	1,615
Inventory	466	460
Receivable from affiliates	3	2
Deferred income taxes—current	253	267
Prepaid expenses	138	119
Other current assets	870	756
Total current assets	5,628	5,232
NONCURRENT ASSETS
Property, plant and equipment:
Land	911	860
Electric generation and distribution assets	22,913	22,440
Accumulated depreciation	(6,415)	(6,087)
Construction in progress	1,524	1,441
Property, plant and equipment, net	18,933	18,654
Other assets:
Deferred financing costs, net of accumulated amortization of $223 and $222, respectively	288	294
Investment in and advances to affiliates	670	670
Debt service reserves and other deposits	628	611
Goodwill	1,428	1,428
Deferred income taxes—noncurrent	856	807
Other assets	1,672	1,736
Total other assets	5,542	5,546
TOTAL ASSETS	$30,103	$29,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,067	$1,104
Accrued interest	460	382
Accrued and other liabilities	2,117	2,122
Recourse debt—current portion	—	200
Non-recourse debt—current portion	1,460	1,598
Total current liabilities	5,104	5,406
LONG-TERM LIABILITIES
Non-recourse debt	11,298	11,226
Recourse debt	4,821	4,682
Deferred income taxes—noncurrent	833	721
Pension liabilities and other post-retirement liabilities	861	857
Other long-term liabilities	3,243	3,280
Total long-term liabilities	21,056	20,766
Minority Interest	1,753	1,611
Commitments and Contingent Liabilities (see Note 6)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 657,783,516 and 655,882,836 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,548	6,517
Accumulated deficit	(863)	(1,214)
Accumulated other comprehensive loss	(3,502)	(3,661)
Total stockholders’ equity	2,190	1,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,103	$29,432

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net cash provided by operating activities	$544	$518
INVESTING ACTIVITIES:
Property additions	(232)	(271)
Acquisitions—net of cash acquired	—	(85)
Proceeds from the sales of assets	114	3
Sale of short-term investments	276	493
Purchase of short-term investments	(444)	(335)
(Increase) decrease in restricted cash	(21)	67
Proceeds from the sales of emisson allowances	44	2
Decrease in debt service reserves and other assets	9	27
Other investing	(17)	(7)
Net cash used in investing activities	(271)	(106)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	—	10
Issuance of recourse debt	50	5
Issuance of non-recourse debt	357	411
Repayments of recourse debt	(150)	—
Repayments of non-recourse debt	(590)	(586)
Payments for deferred financing costs	(16)	(1)
Distributions to minority interests, net	(16)	(21)
Issuance of common stock	8	8
Other financing	—	(2)
Net cash used in financing activities	(357)	(176)
Effect of exchange rate changes on cash	36	(18)
Total (decrease) increase in cash and cash equivalents	(48)	218
Cash and cash equivalents, beginning	1,390	1,281
Cash and cash equivalents, ending	$1,342	$1,499
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest—net of amounts capitalized	$354	$374
Cash payments for income taxes—net of refunds	$173	$73

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

Consolidation

The condensed consolidated financial statements include The AES Corporation, its subsidiaries and controlled affiliates (“Company” or “AES”). Furthermore, variable interest entities in which the Company has an interest have been consolidated where the Company is identified as the primary beneficiary. In all cases, AES holds a majority ownership interest in those variable interest entities that have been consolidated. Investments in which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. Intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2005 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on April 4, 2006.

New Accounting Standards

Share-Based Payment.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment.” AES adopted SFAS No. 123R and related guidance on January 1, 2006. See Note 10 to the condensed consolidated financial statements for disclosure of the Company’s employee stock-based compensation and the effect of the adoption of SFAS No. 123R.

2.   INVENTORY

Inventory consists of the following (in millions):

	March 31, 2006	December 31, 2005
Coal, fuel oil and other raw materials	$225	$233
Spare parts and supplies	241	227
	$466	$460

3.   LONG-TERM DEBT

Non-Recourse Debt

Debt Defaults

Subsidiary non-recourse debt in default as of March 31, 2006 is as follows (in millions):

	Primary Nature	March 31, 2006
Subsidiary	of Default	Default	Net Assets(1)
Eden/Edes	Payment	$85	$(7)
Parana	Material adverse change	33	(75)
Hefei	Payment	4	27
Ekibastuz	Covenant	3	75
Kelanitissa(2)	Covenant	65	36
		$190

(1)          Net assets are presented only for those subsidiaries with secured debt in default at March 31, 2006.

(2)          As of April 30, 2006, Kelanitissa was in violation of a covenant under its $65 million credit facility because of a cross default to a material agreement for the plant.

None of the subsidiaries listed above that are currently in default is a material subsidiary under AES’s corporate debt agreements in order for such defaults to trigger an event of default or permit an acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES parent company’s outstanding debt securities.

Recourse Debt

Recourse debt obligations are direct borrowings of the parent corporation.

On March 3, 2006, the Company redeemed all of its outstanding 8.875% senior subordinated debentures (the “Debentures”) due 2027 (approximately $115 million aggregate principal amount). The redemption was made pursuant to the optional redemption provisions of the indenture governing the Debentures. The Debentures were redeemed at a redemption price equal to 100% of the principal amount thereof, plus a make-whole premium of $35 million determined in accordance with the terms of the indenture, plus accrued and unpaid interest up to the redemption date.

The Company entered into a $500 million senior unsecured credit facility agreement effective as of March 31, 2006. The Company had no outstanding borrowings or letters of credit outstanding against the senior unsecured credit facility as of March 31, 2006. On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. The credit facility will be used for general corporate purposes and to provide letters of credit to support AES’s investment commitment as well as the underlying funding for the equity portion of its investment in AES Maritza East 1 on an intermediate-term basis. AES Maritza East 1 is a coal-fired generation project that is expected to begin construction in 2006.

4.   EARNINGS PER SHARE

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

The following table presents a reconciliation (in millions except per share amounts) of the numerators and denominators of the basic and diluted earnings per share computation. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended March 31,
	2006			2005
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE	$351	657	$0.53	$124	651	$0.19
EFFECT OF DILUTIVE SECURITIES:
Convertible securities	7	19	(0.01)	—	—	—
Stock options and warrants	—	10	—	—	11	—
Restricted stock units	—	2	—	—	1	—
DILUTED EARNINGS PER SHARE	$358	688	$0.52	$124	663	$0.19

There were approximately 7,808,803 and 8,609,769 options outstanding at March 31, 2006 and 2005, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. In addition, all convertible debentures were omitted from the earnings per share calculation for March 31, 2005 because they were anti-dilutive.

5.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The following table summarizes financial information (in millions) of the entities in which the Company has the ability to exercise significant influence but does not control, and that are accounted for using the equity method.

	Three Months Ended
	March 31,
	2006	2005
Revenues	$232	$250
Gross Margin	$56	$77
Net Income	$56	$51

In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company discontinues the application of the equity method when an investment is reduced to zero and does not provide for additional losses when the Company does not guarantee the obligations of the investee, or is not otherwise committed to provide further financial support for the investee. The above table excludes income statement information for the Company’s investments in which the Company has discontinued the application of the equity method. Furthermore, in accordance with APB 18, the Company’s policy is to resume the application of the equity method if the investee subsequently reports net income only after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

In March 2006, AES’s wholly-owned subsidiary, AES Kingston Holdings, B.V., sold 100% of the shares of AES Kingston LLC which held an indirect ownership interest in Kingston Cogeneration Limited Partnership (“KCLP”), a 110 MW cogeneration plant located in Ontario, Canada. AES received $110 million in net proceeds for the sale of its investment and recognized a pre-tax gain of $87 million on the sale.

6.   CONTINGENCIES

Environmental

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of March 31, 2006, the Company has accrued liabilities of $12 million for projected environmental remediation costs. Because of the uncertainties associated with environmental assessment and remediation activities, future costs of remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts that could be material but cannot be estimated as of March 31, 2006.

Financial Commitments

At March 31, 2006, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $512 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

At March 31, 2006, the Company had $202 million in letters of credit outstanding under the revolving credit facility that operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter of credit fee ranging from 1.75% to 2.75% per annum on the outstanding amounts. In addition, the Company had $1million in surety bonds outstanding at March 31, 2006.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2006.

In September 1999, a state appellate court in Minas Gerais, Brazil, granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric Brasil Participacoes, Ltda. (“SEB”) and the state of Minas Gerais concerning Companhia Energetica de Minas Gerais (“CEMIG”), an integrated utility in Minas Gerais. The Company’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (“Special Rights”). In March 2000, a lower state court in Minas Gerais held the shareholders’ agreement invalid where it purported to grant SEB the Special Rights and enjoined the exercise of Special Rights. In August 2001, the state appellate court denied an appeal of the merits decision, and extended the injunction. In October 2001, SEB filed two appeals against the decision on the merits of the state appellate court, one to the Federal Superior Court and the other to the Supreme Court of Justice. The state appellate court denied access of these two appeals to the higher courts, and in August 2002, SEB filed two interlocutory appeals against such decision, one directed to the Federal Superior Court and the other to the Supreme Court of Justice. In December 2004, the Federal Superior Court declined to hear SEB’s appeal. However, the Supreme Court of Justice is considering whether to hear SEB’s appeal. SEB intends to vigorously pursue a restoration of the value of its investment in CEMIG by all legal means; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit SEB’s influence on the daily operation of CEMIG.

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. The FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland is not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $586,000 for sales to the California Power Exchange. The Ninth Circuit Court of Appeals addressed the appeal of the FERC’s decision not to impose refunds for the alleged failure to file rates including transaction specific data for sales during 2000 and 2001. Although in its order issued on September 9, 2004 the Ninth Circuit did not order refunds, the Ninth Circuit remanded the case to the FERC for a refund proceeding to consider remedial options. That remand order is stayed pending rehearing at the Ninth Circuit. In addition, in a separate case, the Ninth Circuit heard oral arguments on the time and scope of the refunds. Placerita made sales during the time period at issue in the appeals. Depending on the result of the appeals, the method of calculating refunds and the time period to which the method is applied, the alleged refunds sought from AES Placerita could approximate $23 million.

In November 2000, the Company was named in a purported class action along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, allegedly resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and names the Company, AES Redondo Beach, LLC, AES Alamitos, LLC, and AES Huntington Beach, LLC as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the United States District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002. Certain defendants appealed aspects of that decision to the United States Court of Appeals for the Ninth Circuit. On December 8, 2004, a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court. On July 8, 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety. On October 3, 2005, the court sustained the demurrer and entered an order of dismissal. On December 2, 2005, plaintiffs filed a notice of appeal. Plaintiffs-appellants’ opening brief is due to be filed on May 17, 2006. The AES defendants believe that they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in this lawsuit.

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. A decision on liability has not yet been issued. Moreover, a petition remains pending before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings with respect to the CESCO arbitration. The Company believes that it has meritorious defenses to the allegations against it and will defend itself vigorously in these proceedings.

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”) and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the pension committee for the Indianapolis Power & Light Company thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In December 2002, plaintiffs moved to certify this case as a class action. The Court granted the motion for class certification on September 30, 2003. On October 31, 2003, the parties filed cross-motions for summary judgment on liability. On August 11, 2005, the Court issued an Order denying the summary judgment motions, but striking one defense asserted by defendants. A trial addressing only the allegations of breach of fiduciary duty began on February 21, 2006 and concluded on February 28, 2006. Post-trial briefing was completed on April 20, 2006. If the Court rules against the IPALCO defendants, one or more trials on reliance, damages, and other issues will be conducted separately. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend itself vigorously in this lawsuit.

In November 2002, Stone & Webster, Inc. (“S&W”) filed a lawsuit against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF,” and, collectively with AESWH, “sub-subsidiaries”) in the District Court of Hood County, Texas. At the time of filing, AESWH and AESF were two indirect subsidiaries of the Company, but in December 2004, the Company finalized agreements to transfer the ownership of AESWH and AESF to a third party. S&W contracted with AESWH and AESF in March 2002 to perform the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, filed in November 2002, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event, and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction, and the sub-subsidiaries drew down on the letters of credit and withheld milestone payments from S&W. S&W has since amended its complaint five times and joined additional parties, including the Company and Parsons Energy & Chemicals Group, Inc. In addition to the claims already mentioned, the current claims by S&W include claims for breach of contract, breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. S&W appears to assert damages against the sub-subsidiaries and the Company in the amount of $114 million in recently filed expert reports and seeks exemplary damages.

S&W filed a lien against the ownership interests of AESWH and AESF in the property, with each lien allegedly valued, after amendment on March 14, 2005, at approximately $87 million. In January 2004, the Company filed a defamation counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). AESWH and AESF filed answers and counterclaims against S&W, which since have been amended. The amount of AESWH and AESF’s counterclaims are approximately $215 million, according to calculations of the sub-subsidiaries and of an expert retained in connection with the litigation, minus the contract balance, not earned as of December 31, 2005, to the knowledge of the Company, in the amount of $45.8 million. In March 2004, S&W and Shaw each filed an answer to the counterclaims. The counterclaims and answers subsequently were amended. In March 2005, the Court rescheduled the trial date for October 24, 2005. In September 2005, the trial date was re-scheduled for June 2006. In November 2005, the Company filed a motion for summary judgment to dismiss all claims asserted against it by S&W. On February 21, 2006 the Court issued a letter ruling granting the Company’s motion for summary judgment and directing the Company to submit a proposed order. The Company subsequently submitted a proposed order, which was objected to by S&W and Shaw. On April 11, 2006, the Court signed the Company’s proposed order and therefore granted summary judgment in favor of the Company on all claims asserted against the Company. S&W has stated in press reports that it is considering appealing that decision. The Company believes that the allegations in S&W’s complaint are meritless, and that it has meritorious defenses to the claims asserted by S&W. The Company intends to defend the lawsuit and pursue its claim vigorously.

In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil (“MPF”) notified AES Eletropaulo that it had commenced an inquiry related to the BNDES financings provided to AES Elpa and AES Transgas and the rationing loan provided to AES Eletropaulo, changes in the control of AES Eletropaulo, sales of assets by AES Eletropaulo and the quality of service provided by AES Eletropaulo to its customers, and requested various documents from AES Eletropaulo relating to these matters. In October 2003 this inquiry was sent to the MPF for continuing investigation. Also in March 2003, the Commission for Public Works and Services of the Sao Paulo Congress requested AES Eletropaulo to appear at a hearing concerning the alleged default by AES Elpa and AES Transgas on the BNDES financings and the quality of service rendered by AES Eletropaulo. This hearing was postponed indefinitely. In addition, in April 2003, the office of the MPF notified AES Eletropaulo that it is conducting an inquiry into possible errors related to the collection by AES Eletropaulo of customers’ unpaid past-due debts and requesting the company to justify its procedures. In December 2003, the Brazilian National Electric Energy Agency answered, as requested by the MPF, that the issue regarding the past-due debts are to be included in the analysis to the revision of the “General Conditions for the Electric Energy Supply.”

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

AES Florestal, Ltd. (“Florestal”), had been operating a pole factory and had other assets in the State of Rio Grande do Sul, Brazil (collectively, “Property”). AES Florestal had been under the control of AES Sul since October 1997, when AES Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of AES Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered approximately 200 barrels of solid creosote waste at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (“CEEE”), had been using creosote to treat poles manufactured at the factory. AES Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a Police Investigation (IP number 1041/05) to investigate the potential criminal liability regarding the contamination at the pole factory. The environmental agency (“FEPAM”) has also started a procedure (Procedure n. 088200567/05-9) to analyze the measures that shall be taken to contain and remediate the contamination. The measures that must be taken by AES Sul and CEEE are still under discussion. In 2005, the control of AES Florestal was transferred from AES Sul to AES Guaíba II in accordance with Federal Law n. 10848/04. AES Florestal subsequently became a non-operative company. Also, in March 2000, AES Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in AES Sul’s name the Property that it acquired through the privatization but that remained registered in CEEE’s name. During those proceedings, a court-appointed expert acknowledged that AES Sul had paid for the Property but opined that the Property could not be re-registered in AES Sul’s name because CEEE did not have authority to transfer the Property through the privatization. Therefore, AES waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property.  That claim is pending. Moreover, in February 2001, CEEE and the State of Rio Grande do Sul brought suit in the 7th Court of Public Treasure of Porto Alegre against AES Sul, AES Florestal, and certain public agents that participated in the privatization. The plaintiffs alleged that the public agents unlawfully transferred assets and created debts during the privatization. In November 2005, the Court ruled that the Property must be returned to CEEE. Subsequently, AES Sul and CEEE jointly possessed the pole factory for a time, but CEEE has had sole possession of the pole factory since April 2006. The rest of the Property will be returned to CEEE after inspection by a court-appointed expert.

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

In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed two lawsuits against Itabo, an AES affiliate. In one of the lawsuits against Itabo, which also names its former president as a defendant, CDEEE requested that the First Room of the Tribunal of First Instance of the National District (“First Room”) order an accounting of all transactions between Itabo and related parties. CDEEE also requested an award of damages. On November 29, 2004, the First Room dismissed the case for lack of jurisdiction given the arbitration provisions in the contracts between Itabo and CDEEE that were executed during the capitalization process. CDEEE appealed the dismissal to the Second Room of the Court of Appeal of the National District. At a May 12, 2005 hearing, the Court of Appeal of the National District reserved judgment on its jurisdiction but ordered Itabo to address the merits of the case. On May 25, 2005, Itabo appealed to the Court of Appeals of Santo Domingo and requested a stay of the May 12, 2005 decision. On October 14, 2005 the Court of Appeals of Santo Domingo upheld Itabo’s request of jurisdictional incompetence, accepting Itabo’s argument that the International Chamber of Commerce (“ICC”) had exclusive jurisdiction over the matter. In the other Itabo lawsuit, CDEEE requested that the Fifth Room of the Tribunal of First Instance of the National District (“Fifth Room”) order Itabo to deliver its accounting books and records for the period of September 1999 through July 2004 to CDEEE. On October 6, 2005, the Fifth Room accepted Itabo’s argument that it lacked jurisdiction to decide the matter and held that the case should be decided in an arbitration proceeding. CDEEE filed an appeal of the decision with the First Room of the Court of Appeal of the National District, which is pending. In a related proceeding, on May 26, 2005, Itabo filed a lawsuit in the United States District Court for the Southern District of New York seeking to compel CDEEE to arbitrate its claims against Itabo. The petition was denied on July 18, 2005, and Itabo appealed that decision on September 6, 2005. The appeal is pending. In another related proceeding, on February 9, 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) in the Arbitral Court of the ICC seeking, among other relief, to enforce the arbitration provisions in the contracts among the parties. FONPER submitted an answer and a counterclaim while CDEEE submitted only an answer. On March 28, 2006, Itabo and FONPER executed an agreement resolving all of their respective claims in the arbitration. The settlement agreement has been submitted to the ICC. The arbitration continues as between Itabo and CDEEE. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings.

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

Pursuant to the pesification established by the Public Emergency Law and related decrees in Argentina, since the beginning of 2002, the Company’s subsidiary TermoAndes has converted its obligations under its gas supply and gas transportation contracts into Argentine pesos. In accordance with the Argentine regulations, payments were made in Argentine pesos at a 1:1 exchange rate. Certain gas suppliers (Tecpetrol, Ledesma, Mobil and Compañía General de Combustibles S.A.), which represented 50% of the gas supply contracts, have objected to the payment in pesos. On January 30, 2004, such gas suppliers filed for arbitration with the ICC requesting the re-dollarization of gas prices. TermoAndes replied on March 10, 2004 with a counter-lawsuit related to: (i) the default of suppliers regarding the most favored nation clause; (ii) the unilateral modification of the point of gas injection by the suppliers; (iii) the obligations to supply the contracted quantities; and (iv) the ability of TermoAndes to resell the gas not consumed. On January 26, 2006, the parties resolved all outstanding disputes including the pending arbitration proceeding before the ICC. The settlement agreement was submitted to the arbitral court for final award, which request remains pending. Additionally, the contract between the parties was adapted to TermoAndes requirements and market conditions, including the termination of the contractual relationship with Ledesma.

On or about October 27, 2004, Raytheon Company (“Raytheon”) filed a lawsuit against AES Red Oak LLC (“Red Oak”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. In January 2005, Raytheon moved for dismissal of Red Oak’s fraud counterclaims and requests for consequential damages. In March 2005, the motion to dismiss was withdrawn and a partial motion for summary judgment was filed by Raytheon seeking return of approximately $16 million of the letter of credit draw, which sum represented the amount of the draw that allegedly had yet to be utilized for the performance/construction issues. Red Oak submitted its opposition to the partial motion for summary judgment in April 2005. Meanwhile, Raytheon re-filed its motion to dismiss the fraud counterclaims. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. In December 2005, the Court granted a dismissal of Red Oak’s fraud counterclaims. The Court also ordered Red Oak to pay Raytheon approximately $16 million plus interest. On April 21, 2006, Red Oak paid Raytheon approximately $16 million plus approximately $2 million in interest. The parties have entered into a stipulation agreement pursuant to which Raytheon will deposit approximately $16 million into a new letter of credit posted by Raytheon. Pursuant to the stipulation, the letter of credit will be posted within 30 days of April 21, 2006. The parties are conducting discovery. The discovery cut-off is December 15, 2006. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September of 2005, and filed its answer, affirmative defenses, and counterclaim in October of 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien or consent to a stay. Red Oak believes it has meritorious defenses to the claims asserted against it and expects to defend itself vigorously in the lawsuits.

On January 26, 2005, the City of Redondo Beach (“City”), California, sent Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, a notice of assessment for allegedly overdue utility users’ tax (“UUT”) for the period of May 1998 through September 2004, taxing the natural gas used at AES Redondo’s plant to generate electricity during that period. The original assessment included alleged amounts owing of $32.8 million for gas usage and $38.9 million in interest and penalties. The City lowered the total assessment to $56.7 million on July 13, 2005, based on an admitted calculation error. An administrative hearing before the City Tax Administrator was held on July 18-21, 2005, to hear Williams’ and AES Redondo’s respective objections to the assessment.

On September 23, 2005, the Tax Administrator issued a decision holding AES Redondo and Williams jointly and severally liable for approximately $56.7 million, over $20 million of which constituted interest and penalties (“September 23 Decision”). On October 7, 2005, AES Redondo and Williams filed an appeal of that decision with the City Manager of Redondo Beach. Although the City was required under its ordinance to hold the appeal hearing within 45 days of the filing of the appeal, the City’s hearing officer, who was appointed unilaterally by the City Manager to hear the appeal, issued a tentative schedule providing that any hearing would be completed by April 21, 2006, and that the “appeal determination” would be issued by May 19, 2006. However, no hearing took place on April 21, 2006, and at present no hearing is scheduled. In addition, in July 2005, AES Redondo filed a lawsuit in Los Angeles Superior Court seeking a refund of UUT that was paid from February 2005 through final judgment in that case, and an order that the City cannot charge AES Redondo UUT going forward. At a February 6, 2006 status conference, the Los Angeles Superior Court stayed AES Redondo’s July 2005 lawsuit until May 22, 2006, after ordering the City and AES Redondo to agree on dates by which the administrative appeal of the September 23 Decision should be finalized. On May 22, 2006, the Court will hold a status conference to determine whether the Court should proceed with AES Redondo’s July 2005 lawsuit. Furthermore, on December 13, 2005, the Tax Administrator sent AES Redondo and Williams two itemized bills for allegedly overdue UUT on the gas used at the facility. The first bill was for $1,274,753.49 in UUT, interest, and penalties on the gas used at the facility from October 1, 2004, through February 1, 2005. The second bill was for $1,757,242.12 in UUT, interest, and penalties on the gas used at the facility from February 2, 2005, through September 30, 2005. Subsequently, on January 21, 2006, the Tax Administrator sent AES Redondo and Williams another itemized bill that assessed $269,592.37 in allegedly overdue UUT, interest, and penalties on gas used at the facility from October 1, 2005, through December 31, 2005. On December 30, 2005, AES Redondo filed objections with the Tax Administrator to the City’s December 13, 2005, January 21, 2006, and any future UUT assessments. A hearing has not been scheduled on those objections, but the Tax Administrator has denied AES Redondo’s objections to the December 13, 2005 UUT assessments based on the findings of his September 23 Decision, which, as noted above, is on appeal. If there is a hearing on the December 13, 2005, and January 21, 2006, UUT assessments, the Tax Administrator has indicated that he will only address the amount of those assessments, but not the merits of them. Finally, on January 24, 2006, AES Redondo filed an administrative complaint seeking damages for the City’s breach of a December 8, 1998 memorandum of understanding (“MOU”) in assessing AES Redondo with UUT. Pursuant to the MOU, AES Redondo agreed to redevelop certain portions of its property and the City agreed to forego collection of UUT from AES Redondo. On March 1, 2006, the City’s claims processor returned the administrative complaint on the basis that the complaint was filed out of time. AES Redondo expects to appeal that decision. AES Redondo believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings.

Tax Examinations

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material but cannot be estimated as of March 31, 2006.

Other

In exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash estimated loss on its investment in Sul currently estimated at approximately $514 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the estimated fair value of the Sul Option accrued as of March 31, 2006. If the Company’s ownership in Sul was transferred to Brasiliana Energia, the Company’s ownership share would be reduced from approximately 100% to approximately 46%.

7.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three months ended March 31, 2006 and 2005 are as follows (in millions):

	Three Months Ended
	March 31,
	2006	2005
Net income	$351	$124
Foreign currency translation adjustment:
Foreign currency translation adjustments (net of income taxes of $—)	68	(9)
Derivative activity:
Reclassification to earnings (net of income tax benefit of $2 and $9, respectively)	6	19
Change in derivative fair value (net of income tax expense (benefit) of $40 and $(27), respectively)	85	(43)
Change in fair value of derivatives	91	(24)
Comprehensive income	$510	$91

Accumulated other comprehensive loss is as follows (in millions) at March 31, 2006:

Accumulated other comprehensive loss December 31, 2005	$(3,661)
Total foreign currency translation adjustments	68
Change in fair value of derivatives	91
Accumulated other comprehensive loss March 31, 2006	$(3,502)

8.   SEGMENTS

AES reports its financial results in three business segments of the electricity industry: regulated utilities, contract generation and competitive supply. Although the nature of the product is the same in all three segments, the segments are differentiated by the nature of the customers, operational differences, cost structure, regulatory environment and risk exposure.

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

Information about the Company’s operations by segment for the three months ended March 31, 2006 and 2005, respectively, is as follows (in millions):

	Revenue(1)		Gross Margin(2)
Three Months Ended March 31,	2006	2005	2006	2005
Regulated Utilities	$1,493	$1,399	$370	$367
Contract Generation	1,151	985	434	392
Competitive Supply	369	279	150	65
Total	$3,013	$2,663	$954	$824

As disclosed in Note 21 to the Consolidated Financial Statements included in Item 8 of Form 10-K filed with the Securities and Exchange Commission on April 4, 2006, beginning in the second quarter of 2005, the large utilities and growth distribution segments were merged into one segment entitled “regulated utilities.” The Company’s first quarter 2005 information has been restated to conform to the 2006 segment presentation.

(1)          Sales between the segments (“intersegment revenues”) are accounted for on an arm’s-length basis as if the sales were to third parties. Intersegment revenues for the three months ended March 31, 2006 and 2005 were $249 million and $158 million, respectively. These amounts have been eliminated in the appropriate segment.

(2)          For consolidated subsidiaries, the Company uses gross margin as a measure of profit or loss for the Company’s reportable segments. Gross margin equals revenues less cost of sales on the condensed consolidated statement of operations for each period presented.

Information about the Company’s assets by segment as of March 31, 2006 and December 31, 2005, respectively, is as follows (in millions):

	Total Assets
	March 31, 2006	December 31, 2005
Regulated Utilities	$12,734	$12,284
Contract Generation	14,551	14,289
Competitive Supply	2,268	2,180
Corporate	550	679
Total	$30,103	$29,432

9.   BENEFIT PLANS

Total pension cost for the three months ended March 31, 2006 and 2005 includes the following components (in millions):

	Three Months Ended March 31,
	2006		2005
	U.S.	Foreign	U.S.	Foreign
Service cost	$2	$2	$1	$2
Interest cost on projected benefit obligation	7	85	7	67
Expected return on plan assets	(7)	(63)	(7)	(45)
Amortization of initial net asset	—	(1)	—	(1)
Amortization of prior service cost	1	—	—	—
Amortization of net loss	1	1	1	2
Total pension cost	$4	$24	$2	$25

The total amount of employer contributions paid for the first quarter of 2006 were $1 million for the U.S. subsidiaries and $63 million for foreign subsidiaries. The expected remaining scheduled annual employer contributions for 2006 are $53 million for U.S. subsidiaries and $164 million for foreign subsidiaries.

10.   STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment.” SFAS 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under Accounting Principles Board (“APB”) No. 25 by requiring that all share-based payments to employees, including grants of stock options for all outstanding years, be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee awards granted, modified or settled after January 1, 2003. AES adopted SFAS No. 123R and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost will be recognized (a) based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006 and (b) based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated. The total number of shares authorized for awards of options and restricted stock units is 10 million at March 31, 2006.

Stock Options

AES grants options to purchase shares of common stock under stock option plans. Under the terms of the plans, the Company may issue options to purchase shares of the Company’s common stock at a price equal to 100% of the market price at the date the option is granted. Stock options are generally granted based upon a percentage of an employee’s base salary. Stock options issued under these plans in 2004, 2005 and 2006 have a three year vesting schedule and vest in one-third increments over the three year period. The stock options have a contractual term of 10 years. In all circumstances, stock options granted by AES do not entitle the holder the right or obligate AES to settle the stock option in cash or other assets of AES.

The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the quarter ended March 31,
	2006	2005
Expected volatility	29%	53%
Expected annual dividend yield	0%	0%
Expected option term (years)	6	10
Risk-free interest rate	4.62%	4.47%

Prior to January 1, 2006, the Company used historic volatility of its daily closing price of its stock over the same term as the expected option term as its expected volatility to determine its fair value using the Black-Scholes option-pricing model. Beginning January 1, 2006, the Company exclusively relies on implied volatility as the expected volatility to determine its fair value using the Black-Scholes option-pricing model. The implied volatility may be exclusively relied upon due to the following factors:

•       The Company utilizes a valuation model that is based on a constant volatility assumption to value its employee share options;

•       The implied volatility is derived from options to purchase AES stock that are actively traded;

•       The market prices of both the traded options and the underlying share are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee share options;

•       The traded options have exercise prices that are both near-the-money and close to the exercise price of the employee share options; and

•       The remaining maturities of the traded options on which the estimate is based are at least one year.

Prior to January 1, 2006, the Company used a 10-year expected term to determine its fair value using the Black-Scholes option-pricing model. This term also equals the contractual term of its stock options. Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company uses a simplified method to determine the expected term based on the average of the original contractual term and the pro-rata vesting term. Pursuant to SAB No. 107, this simplified method may be used for stock options granted during the years ended December 31, 2006 and 2007, as the Company refines its estimate of the expected term of its stock options. This simplified method may be used as the Company’s stock options have the following characteristics:

•       The stock options are granted at-the-money;

•       Exercisability is conditional only on performing service through the vesting date;

•       If an employee terminates service prior to vesting, the employee forfeits the stock options;

•       If an employee terminates service after vesting, the employee has a limited time to exercise the stock option; and

•       The stock option is not transferable and nonhedgeable.

The Company does not discount the grant-date fair values determined to estimate post-vesting restrictions. Post-vesting restrictions include black-out periods when the employee is not able to exercise stock-options based on their potential knowledge of information prior to the release of that information to the public.

Using the assumptions disclosed, the weighted average fair value of each stock option granted was $6.76 and $11.51 for the three months ended March 31, 2006 and 2005, respectively.

The following table summarizes the components of the Company’s stock-based compensation related to its employee stock options recognized in the Company’s financial statements:

	Three Months Ended March 31,
	2006	2005
	($ in millions)
Stock Options:
Pre-tax compensation expense	$4	$3
Tax benefit	(2)	(1)
Stock options expense, net of tax	$2	$2
Total intrinsic value of options exercised	$8	$17
Total fair value of of options vested	$10	$12
Cash received from the exercise of stock options	$8	$8
Windfall tax benefits realized from exercised stock options	$—	$4
Cash used to settle stock options	$—	$—
Total compensation cost capitalized as part of the cost of an asset	$—	$—

As of March 31, 2006, $29 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 1.52 years. There were no modifications to stock option awards during the three months ended March 31, 2006.

A summary of the options activity for the three months ended March 31, 2006 follows (amounts of options in thousands, $ in millions except per option amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	35,056	$15.51
Exercised during the quarter	(962)	$8.75
Forfeited and expired during the quarter	(106)	$16.16
Granted during the quarter	2,327	$17.58
Outstanding at March 31, 2006	36,315	$15.82
Vested and expected to vest at March 31, 2006	35,967	$15.84	5.74	$166
Eligible for exercise at March 31, 2006	32,202	$15.86	5.29	$160

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of the aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. As such, AES has estimated a forfeiture rate of 8.55% and 0% for stock options granted to non-officer employees and officer employees of AES, respectively. Those estimates shall be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rates, the Company expects to expense $15 million on a straight-line basis over a three year period ($5 million per year) related to stock options granted during the three months ended March 31, 2006.

The assumptions that the Company has made in determining the grant-date fair value of its stock options and the estimated forfeiture rates represent its best estimate. The following table illustrates the effect to the grant-date fair value and the annual expected expense for the stock option granted during the three months ended March 31, 2006, if using assumptions different from AES’s assumptions. The sensitivities are calculated by changing only the noted assumption and keeping all other assumptions used in our calculation constant. As such, the sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

	Change in Total Grant Date Fair Value	Change in Expected Annual Expense
	($ in millions)
Increase of expected volatility to 79%(*)	$13	$4
Increase of expected option term by 3 years	$4	$1
Decrease of expected option term by 3 years	$(5)	$(2)
Increase of expected forfeiture rates by 50%	$—	$—
Decrease of expected forfeiture rates by 50%	$—	$—

(*)          The historic volatility of AES’s daily closing stock price over a six-year period prior to the date of grant was 79%.

Restricted Stock Units

The Company issues restricted stock units (or “RSU”) under its long-term compensation plan. The restricted stock units are generally granted based upon a percentage of the participant’s base salary. The units have a three-year vesting schedule and vest in one-third increments over the three year period. The units are then required to be held for an additional two years before they can be redeemed for shares, and thus become transferable.

Restricted stock units issued to officers of the Company have a three-year vesting schedule and include a market condition to vest. Vesting will occur if the applicable continued employment conditions are satisfied and the Total Stockholder Return (“TSR”) on AES common stock exceeds the TSR of the Standard and Poor’s 500 (“S&P 500”) over the three year measurement period beginning on January 1st in the year of grant and ending after three years on December 31st. In situations where the TSR of both AES common stock and the S&P 500 exhibit a gain over the measurement period, the Compensation Committee has the discretion under certain circumstances, but is not required, to permit this grant to vest without the TSR of AES stock exceeding the TSR of the S&P 500. The units are then required to be held for an additional two years subsequent to vesting before they can be redeemed for shares, and thus become transferable. In all circumstances, restricted stock units granted by AES do not entitle the holder the right or obligate AES to settle the restricted stock unit in cash or other assets of AES.

Restricted stock units issued without the market condition have a grant-date fair value equal to the closing price of the Company’s stock on the date of grant. The Company does not discount the grant-date fair values determined to estimate post-vesting restrictions. RSUs without a market condition granted to non-executive employees during the three months ended March 31, 2006 and 2005, had a grant-date fair value per RSU of $17.58 and $16.81, respectively.

The effect of the market condition in restricted stock units issued to officers of the Company is reflected in the award’s fair value on the grant date. A discount of 64.4% was applied to the closing price of the Company’s stock on the date of grant to estimate the fair value to reflect the market condition for RSUs with market conditions granted during the three months ended March 31, 2006. No discount was applied to similar awards granted during the three months ended March 31, 2005. RSUs that also included a market condition granted during the three months ended March 31, 2006 and 2005, had a grant-date fair value per RSU of $11.32 and $16.81, respectively.

The following table summarizes the components of the Company’s stock-based compensation related to its employee RSUs recognized in the Company’s financial statements:

	Three Months Ended March 31,
	2006	2005
	($ in millions)
Pre-tax RSU expense	$3	$2
Tax benefit	$(1)	$(1)
RSU expense, net of tax	2	1
Total intrinsic value of RSUs converted(1)	—	—
Total fair value of RSUs vested	$7	$3
Cash used to settle RSUs	$—	$—
Total compensation cost capitalized as part of the cost of an asset	$—	$—

(1)          No RSUs were converted during the three months ended March 31, 2006 or 2005

As of March 31, 2006, $31 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 1.59 years. There were no modifications to RSU awards during the three months ended March 31, 2006.

A summary of the restricted stock unit activity for the three months ended March 31, 2006 follows (amounts of RSUs in thousands, $ in millions except per unit amounts):

	RSUs	Weighted Average Grant-date Fair Value (per RSU)	Weighted Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Nonvested at December 31, 2005	2,376	$12.41
Vested during the quarter	(548)	$13.23
Forfeited and expired during the quarter	(25)	$14.39
Granted during the quarter	1,076	$15.56
Nonvested at March 31, 2006	2,879	$13.66
Vested at March 31, 2006	911	$10.81	—	$6
Vested and expected to vest at March 31, 2006	3,702	$13.46	1.9	$14

The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2005 was $16.81. The fair value of RSUs vested during the three months ended March 31, 2005 was $3 million. No RSUs were converted during the three months ended March 31, 2006 and 2005.

The total grant-date fair value of all RSUs granted during the three months ended March 31, 2006 was $17 million. If no discount was applied to reflect the market condition for RSUs issued to officers, the total grant-date fair value of all RSUs granted during the three months ended March 31, 2006 would have increased by $2 million.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

AES is a global power company that owns and operates a portfolio of electricity generation and distribution businesses and investments in 25 countries. AES reports its businesses under three business segments: Regulated Utilities, representing its distribution businesses, and two segments representing its generation businesses, Contract Generation and Competitive Supply. Each type of business generates approximately one half of the Company’s revenues.

Operating business management is aligned in four regions: North America; Latin America; Europe, Middle East and Africa (“EMEA”); and Asia, each led by a regional president who reports directly to the Chief Executive Officer (“CEO”). The Company also maintains a corporate Business Development group which manages large scale transactions such as mergers and acquisitions, and portfolio management, as well as targeted strategic initiatives such as the creation of an alternative energy business.

In March 2006, the Company decided that geographic scope of the EMEA and Asia regions will be modified to better balance management resources. The Company’s businesses in Oman, Pakistan and Qatar, formerly included in the EMEA business region, will become part of the Asia region. The Company’s Kazakhstan businesses, previously included in the Asia region, will become part of the EMEA region. The EMEA region will be renamed Europe and Africa. Regional financial reporting under this modified structure will begin in the second quarter of 2006.

The Regulated Utilities segment consists of 14 distribution companies in seven countries with over 11 million end-user customers. All of our companies maintain a monopoly franchise within a defined service area. This segment is composed of one integrated utility located in the U.S. (IPL), two distribution companies in Brazil (Eletropaulo and Sul), one integrated utility in Venezuela (EDC), an integrated utility in Cameroon (AES SONEL) and electricity distribution businesses located in Argentina (EDELAP, EDEN and EDES), El Salvador (CAESS, CLESA, DEUSEM and EEO), and Ukraine (Kievoblenergo and Rivneenergo).

Contract Generation segment businesses comprise interests in 76 power generation facilities totaling approximately 23 gigawatts of capacity located in 17 countries. These businesses generate and sell electricity primarily to wholesale customers under power sales agreements of five years or longer for 75% or more of their output capacity at the time of origination. This limits their exposure to electricity price volatility. Exposure to fuel supply risks is also often limited through long-term fuel supply contracts or through fuel tolling arrangements whereby the customer assumes full responsibility for purchasing and supplying the fuel to the power plant. As a result of these contractual agreements, the businesses generally reduce commodity and electricity price volatility and thereby increase the predictability of their cash flows and earnings.

Competitive Supply segment businesses comprise interests in 27 power generation facilities totaling approximately 13 gigawatts of capacity located in seven countries. These businesses generate and sell electricity primarily to wholesale customers through competitive markets and, as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity and of natural gas, coal and other fuels. However, for our U.S. competitive supply business which includes a fleet of low-cost coal fired plants in New York, we typically hedge the majority of our exposure to fuel, energy and emissions pricing simultaneously on a rolling two-year basis.

First Quarter Operating Highlights

We achieved solid results in the first quarter of 2006 as compared to the first quarter of 2005 with positive improvements in all key financial drivers noted below:

	Three Months Ended
	March 31,
	2006	2005	% Change
	($ in millions, except per share amounts)
Revenue	$3,013	$2,663	13%
Gross Margin	$954	$824	16%
Gross Margin as a % of Revenue	31.7%	30.9%	3%
Diluted Earnings Per Share	$0.52	$0.19	174%
Net Cash Provided By Operating Activies	$544	$518	5%

Revenue increased 13% to $3.0 billion for the first quarter of 2006 primarily due to favorable foreign currency translation impacts in Latin America, higher pricing in several regions and an increase in emission allowance sales of $46 million in North America and Europe. As a result, gross margin increased 16% to $954 million for the first quarter of 2006 and gross margin as a % of revenue increased to 31.7% for the first quarter of 2006 from 30.9% in 2005.

Diluted earnings per share increased 174% to $0.52 for the first quarter of 2006 from $0.19 in the first quarter of 2005. This increase in earnings per share was primarily the result of higher gross margin enhanced further by a pre-tax gain of $87 million related to the sale of our 50% interest in a power project in Canada, favorable impacts of foreign exchange translation and income taxes.

Net cash from operating activities increased 5% to $544 million for the first quarter of 2006 from $518 million for the first quarter of 2005. The year over year increase was driven by significantly improved earnings offset by higher tax payments in Brazil, higher working capital and the one-time settlement of a derivative instrument in 2005 which did not occur in 2006.

Strategic Highlights

The Company continues to maintain an active development pipeline of potential growth investments. It expects to increase resources in 2006 at both the corporate and business level in support of business development opportunities, which may include expansion at existing locations, new greenfield investments, privatization of government assets, and mergers and acquisitions. In addition, we look to participate in alternative energy markets such as LNG regasification and wind power generation, and reducing or offsetting greenhouse gas emissions, which may result in forming joint ventures, technology sharing or licensing arrangements, and other innovative market offerings. In April 2006 the Company announced plans to invest approximately $1 billion over the next three years in these alternative energy markets.

The Company expects to fund growth investments from our cash flows from operations and/or the proceeds from our issuance of debt, common stock, other securities, asset sales, and partner equity contributions. We see sufficient value creating growth investment opportunities that may exceed available cash and cash flow from operations in future periods.

In the first quarter of 2006, initial commercial operations began at the Company’s 120 MW, $180 million Buffalo Gap I wind power generation project in Texas.

Also in the first quarter, the Company announced plans to construct a 150 MW, $320 million hydroelectric power plant in Panama, supported by a 10 year power purchase agreement with Panama’s largest utility. The project is expected to be placed in service in mid-2010. The Company’s growth project backlog (committed projects in engineering and construction) as of March 31, 2006 totaled 2,140 gross MW and a total investment of approximately $2.6 billion through 2010, including projects in Spain,

Bulgaria, Panama, and Chile. Most of these capital project costs will be funded through non-recourse subsidiary debt financing and, in the case of the Spain project, partner capital contributions. The Company also has a number of other growth investments in advanced feasibility study and commercial negotiation stages in a number of countries.

The Company continues to implement its portfolio management strategy, which is intended to complement its growth investment strategy, with the sale of its 50% interest in a power project in Canada for $110 million. In addition, AES completed the sale of approximately 7.6% of its shares in AES Gener for $123 million in April 2006, reducing AES’s ownership percentage of AES Gener to 91%.

Results of Operations

	Three Months Ended
	March 31,
	2006	2005	$ change	% change
	(in millions, except per share data)
Gross Margin:
Regulated utilities	$370	$367	$3	1%
Contract generation	434	392	42	11%
Competitive supply	150	65	85	131%
Total gross margin	954	824	130	16%
General and administrative expenses(1)	(55)	(49)	(6)	12%
Interest expense	(434)	(467)	33	-7%
Interest income	116	90	26	29%
Other (expense) income, net	(48)	(15)	(33)	220%
Gain on sale of investments	87	—	87	N/A
Foreign currency transaction losses on net monetary position	(23)	(31)	8	-26%
Equity in earnings of affiliates	36	25	11	44%
Income tax expense	(195)	(147)	(48)	33%
Minority interest expense	(87)	(106)	19	-18%
Net income	$351	$124	$227	183%
PER SHARE DATA:
Basic income per share	$0.53	$0.19	$0.34	179%
Diluted income per share	$0.52	$0.19	$0.33	174%

(1)          General and administrative expenses are corporate and business development expenses.

Overview

Revenue

	For the Three Months ended March 31,
	2006		2005
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
	($ in millions)
Regulated Utilities	$1,493	50%	$1,399	53%
Contract Generation	1,151	38%	985	37%
Competitive Supply	369	12%	279	10%
Non-Regulated	1,520	50%	1,264	47%
Total	$3,013	100%	$2,663	100%

Revenues increased $350 million, or 13%, to $3.0 billion for the three months ended March 31, 2006 from $2.7 billion for the three months ended March 31, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 7% for the three months ended March 31, 2006 from the three months ended March 31, 2005. The increase in revenues was primarily due to favorable foreign exchange rates, higher prices in Latin America and North America, and an increase in emission allowance sales of $46 million in North America and Europe.

Gross Margin

	For the Three Months Ended March 31,
	2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
Regulated Utilities	$370	39%	$367	45%
Contract Generation	434	45%	392	47%
Competitive Supply	150	16%	65	8%
Non-Regulated	584	61%	457	55%
Total	$954	100%	$824	100%
Gross Margin as a % of Revenue	31.7%		30.9%

Gross margin increased $130 million, or 16%, to $954 million for the three months ended March 31, 2006 from $824 million for the three months ended March 31, 2005. This increase was primarily due to favorable foreign exchange rates in Latin America, and higher electricity prices and emission allowance sales of $46 million in North America and Europe.

Segment Analysis

Regulated Utilities Revenues

	For the Three Months Ended March 31,
	2006		2005
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
	($ in millions)
North America	$256	9%	$227	8%
Latin America	1,088	36%	1,038	39%
EMEA	149	5%	134	6%
Total	$1,493	50%	$1,399	53%

Revenue from the regulated utilities segment for the three months ended March 31, 2006 increased $94 million, or 7%, compared to the three months ended March 31, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have decreased 5% for the three months ended March 31, 2006 as compared to the same period in 2005. Revenue increases were driven largely by Latin America which increased $50 million, or 5%, and North America which increased $29 million, or 13%. The Brazilian real appreciated by 22% in the first quarter of 2006 compared to the first quarter of 2005 resulting in increased revenues at Eletropaulo and Sul in Brazil. Excluding the impact of foreign currency translation, Latin America decreased approximately 11%. This decrease was driven primarily by the realization of $51 million in the first quarter of 2005 of retroactive prior year tariff increases related to 2002 rationing period at Eletropaulo in Brazil that were not realized in the first quarter of 2006. The increase in North America was driven by higher pricing at IPL due to pass-through of higher fuel costs.

Regulated Utilities Gross Margin

	For the Three Months Ended March 31,
	2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$63	7%	$82	10%
Latin America	277	29%	251	31%
EMEA	30	3%	34	4%
Total	$370	39%	$367	45%
Regulated Utilities Gross Margin as a % of Regulated Utilities Revenue	24.8%		26.2%

Gross margin from our regulated utilities segment increased $3 million, or less than 1%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The improvement was driven by an increase of $26 million, or 10%, in Latin America offset by a decrease of $19 million, or 23% in North America. The increase in Latin America was primarily driven by favorable foreign exchange rates, offset partially by the realization in the first quarter of 2005 of $51 million of retroactive prior year tariff increases related to the 2002 rationing period at Eletropaulo in Brazil. The decrease in North America was driven primarily by higher maintenance costs at IPL in the first quarter 2006 compared to the first quarter of 2005. Gross margin as a percentage of revenue decreased to 24.8% in the first quarter 2006 versus 26.2% in the first quarter 2005 primarily due to the tariff-related margin recovery benefit at Eletropaulo in the first quarter 2005 compared to the higher maintenance costs at IPL in the first quarter 2006.

Contract Generation Revenue

	For the Three Months Ended March 31,
	2006		2005
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
	($ in millions)
North America	$310	10%	$295	11%
Latin America	512	17%	394	15%
EMEA	275	9%	255	10%
Asia	54	2%	41	1%
Total	$1,151	38%	$985	37%

Revenue from our contract generation segment for the three months ended March 31, 2006 increased $166 million, or 17%, compared to the three months ended March 31, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 17% for the first quarter of 2006 versus 2005. Revenue increases were mostly attributable to Latin America which increased $118 million, or 30%, EMEA which increased $20 million, or 8%, and North America which increased $15 million, or 5%. The increases in Latin America were driven by Tietê in Brazil and Andres in the Dominican Republic; both businesses realized higher revenues due to increased demand and higher prices. Also, Gener in Chile and Los Mina in the Dominican Republic experienced favorable pricing. EMEA’s favorable revenue was driven primarily by higher dispatch at Lal Pir and Pak Gen in Pakistan. North America increased revenues as a result of higher fuel cost pass-through revenue at Merida III in Mexico and at Puerto Rico.

Contract Generation Gross Margin

	For the Three Months Ended March 31,
	2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$87	9%	$105	13%
Latin America	226	24%	158	19%
EMEA	110	11%	120	15%
Asia	11	1%	9	0%
Total	$434	45%	$392	47%
Contract Generation Gross Margin as a % of Contract Generation Revenue	37.7%		39.8%

Gross margin from our contract generation segment increased $42 million, or 11%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Latin America was the primary driver of the increased gross margin as it increased by $68 million, or 43%, and was partially offset by decreases at North America of $18 million, or 17%, and EMEA of $10 million, or 8%. Latin America’s increases were driven primarily by favorable revenue pricing and demand at Tietê, Andres, Gener and Los Mina as described above. North America’s decrease was attributable mostly to Hawaii and Warrior Run in the U.S., both of which experienced higher operations and maintenance costs for outages in the first quarter of 2006. EMEA decreases were mostly driven by Kilroot in Ireland which experienced unfavorable foreign exchange rates, and Ebute in Nigeria which had lower capacity payments. The contract generation gross margin as a percentage of revenues decreased to 37.7% for the first quarter of 2006 versus 39.8% for 2005, driven primarily by the higher cost of outages in Hawaii and Warrior Run.

Competitive Supply Revenue

	For the Three Months Ended March 31,
	2006		2005
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
	($ in millions)
North America	$197	6%	$118	4%
Latin America	89	3%	80	3%
EMEA	31	1%	35	1%
Asia	52	2%	46	2%
Total	$369	12%	$279	10%

Revenue from our competitive supply segment for the three months ended March 31, 2006 increased $90 million, or 32%, compared to the three months ended March 31, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 34% for the first quarter of 2006 versus 2005. The revenue increase was driven by North America which increased $79 million, or 67%, Latin America which increased $9 million, or 11%, and Asia which increased $6 million, or 13%. North America’s increase was primarily due to higher market prices and emission allowance sales of $36 million in New York. Latin America’s increase was mostly driven by favorable pricing in Alicura in Argentina and Panama. Asia’s increase was the result of improved pricing at Altai and Ekibastuz in Kazakhstan.

Competitive Supply Gross Margin

	For the Three Months Ended March 31,
	2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$90	10%	$28	3%
Latin America	36	4%	24	3%
EMEA	3	0%	(2)	0%
Asia	21	2%	15	2%
Total	$150	16%	$65	8%
Competitive Supply Gross Margin as a % of Competitive Supply Revenue	40.7%		23.3%

Gross margin from our competitive supply segment increased $85 million, or 131%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The biggest contributor to this increase was North America which increased $62 million, or 221%. In addition, Latin America increased $12 million, or 50%, and Asia increased $6 million, or 40%. The increase in North America was the result of higher emission allowance sales and energy margins at our business in New York. Latin America’s increase was driven by favorable revenue pricing at Alicura and Panama as mentioned above. Asia was favorable due to higher electricity prices in Kazakhstan. The competitive supply gross margin as a percentage of revenues increased to 40.7% for the first quarter of 2006 compared to 23.3% for 2005. This increase was primarily due to higher emission allowance sales and energy margins at New York.

General and administrative expenses

General and administrative expenses increased $6 million to $55 million for the three months ended March 31, 2006 from $49 million for the three months ended March 31, 2005. General and administrative expenses as a percentage of total revenues remained constant at 2% for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily due to higher corporate consulting expenses and business development costs.

Interest expense

Interest expense decreased $33 million, or 7%, to $434 million for the three months ended March 31, 2006 from $467 million for the three months ended March 31, 2005. Interest expense decreased primarily due to reduced debt balances at certain locations and a decrease in interest rates at our subsidiaries in Venezuela (EDC) and Chile (Gener). This favorability was partially offset by the negative impacts of foreign currency translation of foreign debt balances.

Interest income

Interest income increased $26 million to $116 million for the three months ended March 31, 2006 from $90 million for the three months ended March 31, 2005. The increase is primarily due to the realization of $17 million in interest income at one of the subsidiaries in the Dominican Republic related to the settlement of certain net receivables with the government in February 2006, and the impacts of higher cash and cash equivalents and short-term investments at one of our subsidiaries in Brazil.

Other (expense) income, net

Net other expense increased $33 million to $48 million for the three months ended March 31, 2006 from $15 million for the three months ended March 31, 2005. Net other expense for the three months ended March 31, 2006 primarily consisted of a $40 million loss on the retirement of the parent’s senior subordinated debentures and a $22 million charge due to a debt extinguishment in El Salvador, partially offset by a current period $14 million gain on the extinguishment of debt at a discount at an Argentina subsidiary. Net other expense in the first quarter of 2005 included a penalty payment of approximately $14 million for the early retirement of Euro debt at our subsidiary in Venezuela (EDC).

Gain on sale of investments

Gain on sale of investments of $87 million for the three months ended March 31, 2006 included the net gain on the sale of our equity investment in a power project in Canada (Kingston) in March 2006. There were no sales of investments for the three months ended March 31, 2005.

Foreign currency transaction losses on net monetary position

Foreign currency transaction losses at certain of the Company’s foreign subsidiaries and affiliates were as follows (in millions):

	Three Months Ended
	March 31,
	2006	2005
Argentina	$(5)	$5
Brazil	(15)	(28)
Venezuela	—	11
Dominican Republic	(2)	(8)
Pakistan	(4)	(6)
Chile	2	—
Other	1	(5)
Total(1)	$(23)	$(31)

(1)          Includes $17 million and $23 million, respectively, of losses on foreign currency derivative contracts.

The Company recognized foreign currency transaction losses of $23 million for the three months ended March 31, 2006 compared to $31 million for the three months ended March 31, 2005. The $8 million decrease was primarily related to currency movements in Brazil, Venezuela and Argentina. Foreign currency movements typically result from changes in exchange rates on U.S. dollar denominated debt, the gains or losses on monetary valuation of assets and liabilities for U.S. dollar denominated functional currency entities, or gains or losses on foreign currency derivatives. Foreign currency transaction losses in Brazil decreased due to higher annual appreciation of the Brazilian real of 13% for the first quarter 2006 compared to 1% for the first quarter 2005. Transaction gains on U.S. dollar denominated debt offset by lower derivative losses and increased transaction losses on monetary assets and liabilities contributed to the $13 million change in Brazil. The Venezuelan bolivar remained constant in the first quarter of 2006 compared to a devaluation of 11% in 2005. The functional currency of our Venezuelan subsidiary (EDC), is the U.S. dollar. When the Venezuelan bolivar experiences devaluation, gains are recognized related to the remeasurement of bolivar denominated monetary liabilities, including debt, thus higher transaction gains were recorded in 2005. The Argentine peso devalued 2% in the first quarter 2006 compared to an appreciation of 2% in the first quarter 2005. Higher transaction losses on U.S. dollar denominated debt at our Argentina subsidiary, Parana, in 2006 compared to transaction gains on the debt in 2005 attributed to the $10 million change in foreign currency losses for the quarter.

Equity in earnings of affiliates

Equity in earnings of affiliates increased $11 million, or 44%, to $36 million for the three months ended March 31, 2006 from $25 million for the three months ended March 31, 2005. The increase was primarily due to the settlement of a legal claim related to AES Barry, an equity method investment of AES.

Income taxes

Income tax expense increased $48 million to $195 million for the three months ended March 31, 2006 from $147 million for the three months ended March 31, 2005. The Company’s effective tax rates were 31% and 39% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate decreased due to the sale of Kingston, the gain on which was not taxable, and a decrease in U.S. taxes on distributions from and earnings of certain non-U.S. subsidiaries offset by an increase in tax expense on foreign exchange gains at certain of our Brazilian subsidiaries.

Minority Interest

Minority interest expense decreased $19 million to $87 million for the three months ended March 31, 2006 from $106 million for the three months ended March 31, 2005. The decrease is primarily due to lower after-tax net earnings at our Brazilian subsidiaries. The after-tax earnings decreased at certain Brazilian subsidiaries due to additional tax expense on foreign currency gains on U.S. dollar debt held by certain Brazilian subsidiaries.

Contingent Matters

As disclosed in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, in exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. The probability of BNDES exercising the Sul Option is unknown at this time. BNDES’s ability to exercise the Sul Option is contingent upon several factors. The most significant factor requires BNDES to obtain consent for the exercise of the option from the Sul syndicated lenders. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash estimated loss on its investment in Sul currently estimated at approximately $514 million. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the estimated fair value of the Sul Option accrued as of March 31, 2006. If the Company’s ownership in Sul was transferred to Brasiliana Energia, the Company’s ownership share would be reduced from approximately 100% to approximately 46%.

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

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended March 31, 2006. The Company did not make any changes to those policies during the period.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment.” SFAS 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under Accounting Principles Board (“APB”) No. 25 by requiring that all share-based payments to employees, including grants of stock options for all outstanding years, be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Effective January 1, 2003, we adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee awards granted, modified or settled after January 1, 2003. AES adopted SFAS No. 123R and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost will be recognized (a) based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006 and (b) based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated. See footnote 10 to the condensed consolidated financial statements.

Capital Resources and Liquidity

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as parent company), and is generally secured by the capital stock, physical assets, contracts and cash flows of the related subsidiary or affiliate. At March 31, 2006, we had $4.8 billion of recourse debt and $12.8 billion of non-recourse debt outstanding.

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

We intend to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or available on economically attractive terms. If we decide not to provide any additional funding or credit support to a subsidiary that has a project under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary. At March 31, 2006, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $512 million (excluding those collateralized by letters of credit and other obligations discussed below).

As a result of AES parent’s below-investment-grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2006, we had $202 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. All of these letters of credit were provided under our revolver. We pay letter of credit fees ranging from 1.75% to 2.75% per annum on the outstanding amounts. In addition, we had $1 million in surety bonds outstanding at March 31, 2006. Management believes that cash on hand, along with cash generated through operations, and our financing availability will be sufficient to fund normal operations, capital expenditures, and debt service requirements.

Many of our subsidiaries, including those in Latin America, depend on timely and continued access to capital markets to manage their liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty may adversely affect those subsidiaries’ financial condition and results of operations. In addition, changes in the timing of tariff increases or delays in the regulatory determinations under the relevant concessions could affect the cash flows and results of operations of our businesses, particularly those in Brazil and Venezuela.

Cash Flows

At March 31, 2006, we decreased cash and cash equivalents by $48 million from December 31, 2005 to a total of $1,342 million. The change in cash balances was impacted by $544 million of cash provided by operating activities offset by the use of cash for investing and financing activities of $271 million and $357 million, respectively, and by the positive effect of exchange rates on cash of $36 million.

Operating Activities

Net cash provided by operating activities increased by $26 million to $544 million during the first quarter of 2006, compared to $518 million during the same period in 2005. Higher year over year earnings excluding non-cash items of $106 million and the receipt of certain settlement proceeds, were offset by $100 million of additional payments for income taxes predominately at our Brazilian subsidiaries, long-term compensation payments related to vested performance units and increased working capital at certain subsidiaries. Working capital was partially impacted by a reduction in accounts payable at Eletropaulo in Brazil due to lower purchases of electricity from third party vendors as well as more timely payments to vendors. In addition, a one-time cash inflow of $49 million was received in the first quarter of 2005 by EDC, our subsidiary in Venezuela, related to a cancelled foreign exchange derivative instrument which was not received in 2006.

Investing Activities

Net cash used in investing activities totaled $271 million during the first quarter of 2006 compared to $106 million during the same quarter of 2005. The cash used in investing activities includes $232 million towards property additions, $168 million of net purchases of short-term investments and a $21 million increase in restricted cash, and $17 million in other cash outflows, including project development costs. This use of cash was offset partially by the proceeds from the sale of Kingston and other asset sales of $114 million, the proceeds from the sale of emission allowances of $44 million, and a decrease in debt service reserves and other assets of $9 million.

Property additions decreased $39 million during the first quarter of 2006 as compared to the first quarter of 2005 mainly due to decreased spending of $120 million at Cartagena, our business in Spain, as construction of the plant is almost complete. This was partially offset by additional expenditures of $29 million at our Maritza plant which is included in the EMEA region, and environmental compliance projects of $16 million at IPL in the U.S.

In March 2006, we completed the sale of Kingston, our equity method investment in Canada, for $110 million. In the first quarter of 2005, we spent approximately $85 million for the acquisition of SeaWest, a wind development business in the U.S.

The increase in the net purchases of short-term investments of $326 million during the first quarter of 2006 as compared to the same period in 2005 was primarily due to change in the investment strategy at Tiete, a generation company in Brazil, from investing in cash equivalents to bonds issued by the Brazilian Government of $196 million and the release of collateral deposit on debt and other short-term investments at EDC of $137 million during the first quarter of 2005 that were not matched during the first quarter of 2006.

Restricted cash balances increased $88 million during the first quarter of 2006 as compared to the first quarter of 2005. There was an increase of $36 million at Ras Laffan in Qatar representing the amount received from the offtaker, an increase of $25 million restricted cash at our New York plants due to additional emission sales during the first quarter of 2006 and an increase of $8 million restricted for dividend payments at Panama. This was offset by a decrease of $12 million due to new less restrictive financial covenants at Gener’s Chivor plant and the holding company.

Debt service reserves and other assets increased $18 million in the first quarter of 2006 as compared to the same period in 2005 mainly due to the payment of $58 million in the first quarter of 2005 of construction costs from a reserve account related to our Cartagena construction project, offset by reduction in debt service reserves at Ebute in Nigeria of $15 million as no more outflows were mandated.

Financing Activities

Net cash used in financing activities was $357 million during the first quarter of 2006 as compared to $176 million during the first quarter of 2005. The significant change was attributable to a decrease in debt, net of issuances, of $333 million during the first quarter of 2006 versus $170 million in 2005.

Debt issuances of recourse and non-recourse debt for the three months ended March 31, 2006 was $407 million compared to $416 million during the three months ended March 31, 2005. This was mainly due to the refinancing of $223 million of debt at CAESS and $77 million of debt at CLESA, both distribution businesses in El Salvador, and parent company borrowings under its credit facility of $50 million during the first quarter of 2006. There was a $102 million decrease in project debt financing at Cartagena, our business in Spain, a $159 million decrease in local currency project debt and commercial paper financing at EDC, our business in Venezuela, and a $110 million decrease in borrowings at Eletropaulo, our business in Brazil.

Debt repayments during the three months ended March 31, 2006 were $740 million compared to $586 million during the same period in 2005. The increased repayments of $154 million during the first quarter of 2006 compared to the first quarter of 2005 were mainly due to the repayment of corporate recourse debt of $150 million in 8.875% senior subordinated debentures, the repayment of high cost project debt of $190 million at CAESS, the repayment of $62 million at CLESA, and the repayment of revolving credit of $39 million at IPL. These repayments include make-whole premiums of $47 million. The increase in repayments was offset by reduced payments at EDC of $11 million during the first quarter of 2006 compared to $311 million to the same period in 2005 when it repaid local debt.

Payments for deferred financing costs increased $15 million during the three months ended March 31, 2006 due to the issuance of the recourse debt at our parent company and due to the refinancing at CAESS and CLESA during the quarter.

Parent Company Liquidity

Because of the non-recourse nature of most of our indebtedness, we believe that unconsolidated parent company liquidity, a non-GAAP measure, is an important measure of liquidity. Our principal sources of liquidity at the parent company level are:

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

On March 3, 2006, the Company redeemed all of its outstanding 8.875% senior subordinated debentures (the “Debentures”) due 2027 (approximately $115 million aggregate principal amount). The redemption was made pursuant to the optional redemption provisions of the indenture governing the Debentures. The Debentures were redeemed at a redemption price equal to 100% of the principal amount thereof, plus a make-whole premium of $35 million determined in accordance with the terms of the indenture, plus accrued and unpaid interest up to the redemption date.

The Company entered into a $500 million senior unsecured credit facility agreement effective March 31, 2006. The Company had no outstanding borrowings or letters of credit outstanding against the senior unsecured credit facility as of March 31, 2006. On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. The credit facility will be used for general corporate purposes and to provide letters of credit to support AES’s investment commitment as well as the underlying funding for the equity portion of its investment in AES Maritza East 1 on an intermediate-term basis. AES Maritza East 1 is a coal-fired generation project that is expected to begin construction in 2006.

Parent liquidity was as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(in millions)
Cash and cash equivalents	$1,342	$1,390
Less: Cash and cash equivalents at subsidiaries	1,194	1,128
Parent cash and cash equivalents	148	262
Borrowing available under revolving credit facility	898	356
Cash at qualified holding companies	17	6
Total parent liquidity .	$1,063	$624

The following table sets forth our parent company contingent contractual obligations as of March 31, 2006:

Contingent contractual obligations	Amount	Number of Agreements	Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$512	34	<$1 – $100
Letters of credit—under the revolving credit facility	202	16	<$1 – $ 45
Surety bonds	1	1	<$1
Total	$715	51

We have a varied portfolio of performance related contingent contractual obligations. Amounts represent credit enhancements made by us at the parent company level and by other third parties for the benefit of the lenders associated with the non-recourse debt accrued as liabilities in the accompanying condensed consolidated balance sheets. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, political risk, tax indemnities, spot market power prices, supplier support and liquidated damages under power sales agreements for projects in development, under construction and in operation. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations during 2006 or beyond that are not accrued on the balance sheet, many of the events which would give rise to such an obligation are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments thereunder.

While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2006, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company level with a secured revolving credit facility of $650 million. We had $50 million of outstanding borrowings under the revolving credit facility at March 31, 2006. At March 31, 2006, we had $202 million of letters of credit outstanding under the revolving credit facility. The Company entered into a $500 million senior unsecured credit facility agreement effective as of March 31, 2006. The Company had no outstanding borrowings or letters of credit outstanding against the senior unsecured credit facility. On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million.

Various debt instruments at the parent company level, including our senior secured credit facilities and senior secured notes contain certain restrictive covenants. The covenants provide for, among other items:

•       limitations on other indebtedness, guarantees and granting liens;

•       restrictions on paying dividends, making investments; limitations on the use of proceeds of project financings and asset sales;

•       restrictions on mergers and acquisitions, sales of assets, sale leaseback; limitations on transactions with affiliates; off balance sheet and derivative arrangements;

•       maintenance of certain financial ratios; and

•       timely filing of reports with the Securities and Exchange Commission.

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

•       causing us to record a loss in the event the lender forecloses on the assets; and

•       triggering defaults in our outstanding debt at the parent level. For example, our senior secured credit facilities and outstanding debt securities at the parent level include events of default for certain bankruptcy related events involving material subsidiaries. In addition, our revolving credit facility agreement at the parent level includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $190 million at March 31, 2006.

None of the subsidiaries that are currently in default is a material subsidiary under AES’s corporate debt agreements in order for such defaults to trigger an event of default or permit an acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES parent company’s outstanding debt securities.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the three months ended March 31, 2006 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2005.

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

The Value at Risk as of March 31, 2006 for foreign exchange, interest rate and commodities was $42 million, $113 million and $25 million, respectively.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2006, our disclosure controls and procedures were not effective.

As reported in Item 9A of the Company’s 2005 Form 10-K filed on April 4, 2006, management reported that material weaknesses existed in our internal controls as of December 31, 2005 and is in the process of taking remedial steps to correct these weaknesses. Due to the fact that these remedial steps have not been completed, the Company performed additional analysis and other post-closing procedures in order to ensure the consolidated financial statements contained in this Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As reported in Item 9A of our 2005 Form 10-K filed on April 4, 2006, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005. These material weaknesses also existed as of March 31, 2006. The following is a discussion of these material weaknesses, any of which could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

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

Lack of U.S. GAAP Expertise in Brazilian Businesses:

The Company lacked effective controls to ensure the proper application of certain U.S. GAAP principles, including, but not limited to, SFAS No. 95, Statement of Cash Flows, SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 109, Accounting for Income Taxes. In addition, the Company lacked effective controls to ensure appropriate conversion and analysis of Brazilian GAAP to U.S. GAAP financial statements for certain of our Brazilian subsidiaries.

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

Material Weaknesses Remediation Plans as of the date of filing this Form 10-Q

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

•       Continuing to identify and implement additional best practice solutions to ensure efficient data collection, integration and adherence to controls, as well as developing best practice processes to ensure tax related purchase accounting adjustments are  properly evaluated and recorded; and

•       Implementing additional procedures for tax and accounting personnel in the identification and evaluation of non-recurring tax adjustments and in tracking movements in deferred tax accounts recorded by the parent company and its subsidiaries.

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

Lack of U.S. GAAP Expertise in Brazilian Businesses:

The Company performed detailed analysis of the U.S. GAAP financial results, including conversion of local GAAP to U.S. GAAP. Specific reviews of U.S. GAAP issues were performed by the Brazil country level CFO and additional reviews of significant accounting positions were added to the on-going monthly and quarterly analysis discussions held between the Brazilian finance organization and the Corporate finance department, to obtain assurance that reported results are not misstated. The Company currently is executing its remediation plan that includes the following:

•       Engaging consultants to work in conjunction with the Corporate finance department to develop detailed U.S. GAAP and operational accounting policy and procedure guidance, including SFAS 71,  SFAS 109, SFAS 95 and SFAS 87;

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

PART II

ITEM 1.                 LEGAL PROCEEDINGS

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could have a material adverse effect on the Company’s financial position and results of operations.

In September 1999, a state appellate court in Minas Gerais, Brazil, granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric Brasil Participacoes, Ltda. (“SEB”) and the state of Minas Gerais concerning Companhia Energetica de Minas Gerais (“CEMIG”), an integrated utility in Minas Gerais. The Company’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (“Special Rights”). In March 2000, a lower state court in Minas Gerais held the shareholders’ agreement invalid where it purported to grant SEB the Special Rights and the lower state court enjoined the exercise of Special Rights. In August 2001, the state appellate court denied an appeal of the merits decision, and extended the injunction. In October 2001, SEB filed two appeals against the decision on the merits of the state appellate court, one appeal to the Federal Superior Court and the other appeal to the Supreme Court of Justice. The state appellate court denied access of these two appeals to the higher courts, and in August 2002, SEB filed two interlocutory appeals against such decision, one directed to the Federal Superior Court and the other to the Supreme Court of Justice. In December 2004, the Federal Superior Court declined to hear SEB’s appeal. However, the Supreme Court of Justice is considering whether to hear SEB’s appeal. SEB intends to vigorously pursue a restoration of the value of its investment in CEMIG by all legal means; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit SEB’s influence on the daily operation of CEMIG.

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. The FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland is not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $586,000 for sales to the California Power Exchange. The Ninth Circuit Court of Appeals addressed the appeal of the FERC’s decision not to impose refunds for the alleged failure to file rates including transaction specific data for sales during 2000 and 2001. Although in its order issued on September 9, 2004 the Ninth Circuit did not order refunds, the Ninth Circuit remanded the case to the FERC for a refund proceeding to consider remedial options. That remand order is stayed pending rehearing at the Ninth Circuit. In addition, in a separate case, the Ninth Circuit heard oral arguments on the time and scope of the refunds. Placerita made sales during the time period at issue in the appeals. Depending on the result of the appeals, the method of calculating refunds and the time period to which the method is applied, the alleged refunds sought from AES Placerita could approximate $23 million.

In November 2000, the Company was named in a purported class action along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, allegedly resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers

Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and names the Company, AES Redondo Beach, LLC, AES Alamitos, LLC, and AES Huntington Beach, LLC as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the United States District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002. Certain defendants appealed aspects of that decision to the United States Court of Appeals for the Ninth Circuit. On December 8, 2004, a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court. On July 8, 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety. On October 3, 2005, the court sustained the demurrer and entered an order of dismissal. On December 2, 2005, plaintiffs filed a notice of appeal. Plaintiffs-appellants’ opening brief is due to be filed on May 17, 2006. The AES defendants believe that they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in this lawsuit.

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. A decision on liability has not yet been issued. Moreover, a petition remains pending before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings with respect to the CESCO arbitration. The Company believes that it has meritorious defenses to the allegations asserted against it and will defend itself vigorously in these proceedings.

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

In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the India courts to block any such OERC proceedings. In early 2005 the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High Court’s decision and the underlying OERC proceedings regarding the PPA’s terms. In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA’s terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials. The Company believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings.

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”) and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the pension committee for the Indianapolis Power & Light Company thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In December 2002, plaintiffs moved to certify this case as a class action. The Court granted the motion for class certification on September 30, 2003. On October 31, 2003, the parties filed cross-motions for summary judgment on liability. On August 11, 2005, the Court issued an Order denying the summary judgment motions, but striking one defense asserted by defendants. A trial addressing only the allegations of breach of fiduciary duty began on February 21, 2006 and concluded on February 28, 2006. Post-trial briefing was completed on April 20, 2006. If the Court rules against the IPALCO defendants, one or more trials on reliance, damages, and other issues will be conducted separately. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend itself vigorously in this lawsuit.

In November 2002, Stone & Webster, Inc. (“S&W”) filed a lawsuit against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF,” and, collectively with AESWH, “sub-subsidiaries”) in the District Court of Hood County, Texas. At the time of filing, AESWH and AESF were two indirect subsidiaries of the Company, but in December 2004, the Company finalized agreements to transfer the ownership of AESWH and AESF to a third party. S&W contracted with AESWH and AESF in March 2002 to perform the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, filed in November 2002, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event, and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction, and the sub-subsidiaries drew down on the letters of credit and withheld milestone payments from S&W. S&W has since amended its complaint five times and joined additional parties, including the Company and Parsons Energy & Chemicals Group, Inc. In addition to the claims already mentioned, the current claims by S&W include claims for breach of contract, breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. S&W appears to assert damages against the sub-subsidiaries and the Company in the amount of $114 million in recently filed expert reports and seeks exemplary damages. S&W filed a lien against the ownership interests of AESWH and AESF in the property, with each lien allegedly valued, after amendment on March 14, 2005, at approximately $87 million. In January 2004, the Company filed a defamation counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). AESWH and AESF filed answers and counterclaims against S&W, which since have been amended. The amount of AESWH and AESF’s counterclaims are approximately $215 million, according to calculations of the sub-subsidiaries and of an expert retained in connection with the litigation, minus the contract balance, not earned as of December 31, 2005, to the knowledge or the Company, in the amount of $45.8 million. In March 2004, S&W and Shaw each filed an answer to the counterclaims. The counterclaims and answers subsequently were amended. In March 2005, the Court rescheduled the trial date for October 24, 2005. In September 2005, the trial date was re-scheduled for June 2006. In November 2005, the Company filed a motion for summary judgment to dismiss all claims asserted against it by S&W. On February 21, 2006 the Court issued a letter ruling granting the Company’s motion for summary judgment and directing the Company to submit a proposed order. The Company subsequently submitted a proposed order, which was objected to by S&W and Shaw. On April 11, 2006, the Court signed the Company’s proposed order and therefore granted summary judgment in favor of the Company on all claims asserted against the Company. S&W has stated in press reports that it is considering appealing that decision. The Company believes that the allegations in S&W’s complaint are meritless, and that it has meritorious defenses to the claims asserted by S&W. The Company intends to defend the lawsuit and pursue its claim vigorously.

In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil (“MPF”) notified AES Eletropaulo that it had commenced an inquiry related to the BNDES financings provided to AES Elpa and AES Transgas and the rationing loan provided to AES Eletropaulo, changes in the control of AES Eletropaulo, sales of assets by AES Eletropaulo and the quality of service provided by AES Eletropaulo to its customers, and requested various documents from AES Eletropaulo relating to these matters. In October 2003 this inquiry was sent to the MPF for continuing investigation. Also in March 2003, the Commission for Public Works and Services of the Sao Paulo Congress requested AES Eletropaulo to appear at a hearing concerning the alleged default by AES Elpa and AES Transgas on the BNDES financings and the quality of service rendered by AES Eletropaulo. This hearing was postponed indefinitely. In addition, in April 2003, the office of the MPF notified AES Eletropaulo that it is conducting an inquiry into possible errors related to the collection by AES Eletropaulo of customers’ unpaid past-due debts and requesting the company to justify its procedures. In December 2003, the Brazilian National Electric Energy Agency answered, as requested by the MPF, that the issue regarding the past-due debts are to be included in the analysis to the revision of the “General Conditions for the Electric Energy Supply.”

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

AES Florestal, Ltd. (“Florestal”), had been operating a pole factory and had other assets in the State of Rio Grande do Sul, Brazil (collectively, “Property”). AES Florestal had been under the control of AES Sul since October 1997, when AES Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of AES Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered approximately 200 barrels of solid creosote waste at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (“CEEE”), had been using creosote to treat poles manufactured at the factory.  AES Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a Police Investigation (IP number 1041/05) to investigate the potential criminal liability regarding the contamination at the pole factory. The environmental agency (“FEPAM”) has also started a procedure (Procedure n. 088200567/05-9) to analyze the measures that shall be taken to contain and remediate the contamination. The measures that must be taken by AES Sul and CEEE are still under discussion. In 2005, the control of AES Florestal was transferred from AES Sul to AES Guaíba II in accordance with Federal Law n. 10848/04. AES Florestal subsequently became a non-operative company. Also, in March 2000, AES Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in AES Sul’s name the Property that it acquired through the privatization but that remained registered in CEEE’s name. During those proceedings, a court-appointed expert acknowledged that AES Sul had paid for the Property but opined that the Property could not be re-registered in AES Sul’s name because CEEE did not have authority to transfer the Property through the privatization. Therefore, AES waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property.  That claim is pending. Moreover, in February 2001, CEEE and the State of Rio Grande do Sul brought suit in the 7th Court of Public Treasure of Porto Alegre against AES Sul, AES Florestal, and certain public agents that participated in the privatization. The plaintiffs alleged that the public agents unlawfully transferred assets and created debts during the privatization. In November 2005, the Court ruled that the Property must be returned to CEEE. Subsequently, AES Sul and CEEE jointly possessed the pole factory for a time, but CEEE has had sole possession of the pole factory since April 2006. The rest of the Property will be returned to CEEE after inspection by a court-appointed expert.

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

In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”), which is the government entity that currently owns 50% of Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), filed two lawsuits against Itabo, an AES affiliate. In one of the lawsuits against Itabo, which also names its former president as a defendant, CDEEE requested that the First Room of the Tribunal of First Instance of the National District (“First Room”) order an accounting of all transactions between Itabo and related parties. CDEEE also requested an award of damages. On November 29, 2004, the First Room dismissed the case for lack of jurisdiction given the arbitration provisions in the contracts between Itabo and CDEEE that were executed during the capitalization process. CDEEE appealed the dismissal to the Second Room of the Court of Appeal of the National District. At a May 12, 2005 hearing, the Court of Appeal of the National District reserved judgment on its jurisdiction but ordered Itabo to address the merits of the case. On May 25, 2005, Itabo appealed to the Court of Appeals of Santo Domingo and requested a stay of the May 12, 2005 decision. On October 14, 2005 the Court of Appeals of Santo Domingo upheld Itabo’s request of jurisdictional incompetence, accepting Itabo’s argument that the International Chamber of Commerce (“ICC”) had exclusive jurisdiction over the matter. In the other Itabo lawsuit, CDEEE requested that the Fifth Room of the Tribunal of First Instance of the National District (“Fifth Room”) order Itabo to deliver its accounting books and records for the period of September 1999 through July 2004 to CDEEE. On October 6, 2005, the Fifth Room accepted Itabo’s argument that it lacked jurisdiction to decide the matter and held that the case should be decided in an arbitration proceeding. CDEEE filed an appeal of the decision with the First Room of the Court of Appeal of the National District, which is pending. In a related proceeding, on May 26, 2005, Itabo filed a lawsuit in the United States District Court for the Southern District of New York seeking to compel CDEEE to arbitrate its claims against Itabo. The petition was denied on July 18, 2005, and Itabo appealed that decision on September 6, 2005. The appeal is pending. In another related proceeding, on February 9, 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial para el Desarrollo (“FONPER”) in the Arbitral Court of the ICC seeking, among other relief, to enforce the arbitration provisions in the contracts among the parties. FONPER submitted an answer and a counterclaim while CDEEE submitted only an answer. On March 28, 2006, Itabo and FONPER executed an agreement resolving all of their respective claims in the arbitration. The settlement agreement has been submitted to the ICC. The arbitration continues as between Itabo and CDEEE. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings.

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

Pursuant to the pesification established by the Public Emergency Law and related decrees in Argentina, since the beginning of 2002, the Company’s subsidiary TermoAndes has converted its obligations under its gas supply and gas transportation contracts into Argentine pesos. In accordance with the Argentine regulations, payments were made in Argentine pesos at a 1:1 exchange rate. Certain gas suppliers (Tecpetrol, Ledesma, Mobil and Compañía General de Combustibles S.A.), which represented 50% of the gas supply contracts, have objected to the payment in pesos. On January 30, 2004, such gas suppliers filed for arbitration with the ICC requesting the re-dollarization of gas prices. TermoAndes replied on March 10, 2004 with a counter-lawsuit related to: (i) the default of suppliers regarding the most favored nation clause; (ii) the unilateral modification of the point of gas injection by the suppliers; (iii) the obligations to supply the contracted quantities; and (iv) the ability of TermoAndes to resell the gas not consumed. On January 26, 2006, the parties resolved all outstanding disputes including the pending arbitration proceeding before the ICC. The settlement agreement was submitted to the arbitral court for final award, which request remains pending. Additionally, the contract between the parties was adapted to TermoAndes requirements and market conditions, including the termination of the contractual relationship with Ledesma.

On or about October 27, 2004, Raytheon Company (“Raytheon”) filed a lawsuit against AES Red Oak LLC (“Red Oak”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. In January 2005, Raytheon moved for dismissal of Red Oak’s fraud counterclaims and requests for consequential damages. In March 2005, the motion to dismiss was withdrawn and a partial motion for summary judgment was filed by Raytheon seeking return of approximately $16 million of the letter of credit draw, which sum represented the amount of the draw that allegedly had yet to be utilized for the performance/construction issues. Red Oak submitted its opposition to the partial motion for summary judgment in April 2005. Meanwhile, Raytheon re-filed its motion to dismiss the fraud counterclaims. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. In December 2005, the Court granted a dismissal of Red Oak’s fraud counterclaims. The Court also ordered Red Oak to pay Raytheon approximately $16 million plus interest. On April 21, 2006, Red Oak paid Raytheon approximately $16 million plus approximately $2 million in interest. The parties have entered into a stipulation agreement pursuant to which Raytheon will deposit approximately $16 million into a new letter of credit posted by Raytheon. Pursuant to the stipulation, the letter of credit will be posted within 30 days of April 21, 2006. The parties are conducting discovery. The discovery cut-off is December 15, 2006. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September of 2005, and filed its answer, affirmative defenses, and counterclaim in October of 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien or consent to a stay. Red Oak believes it has meritorious defenses to the claims asserted against it and expects to defend itself vigorously in the lawsuits.

In 2004, the Hungarian environmental authority issued a notice of environmental penalty to Borsod, AES’s Hungarian generation facility, for approximately $733,000 for emissions violations during 2003. Borsod believed that the environmental authority’s penalty calculation did not properly reflect Borsod’s environmental investments, and therefore appealed the calculation to the Supreme Court of Hungary. Borsod lost the appeal and must pay the full penalty. The penalty was paid on April 12, 2006.

On January 26, 2005, the City of Redondo Beach (“City”), California, sent Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, a notice of assessment for allegedly overdue utility users’ tax (“UUT”) for the period of May 1998 through September 2004, taxing the natural gas used at AES Redondo’s plant to generate electricity during that period. The original assessment included alleged amounts owing of $32.8 million for gas usage and $38.9 million in interest and penalties. The City lowered the total assessment to $56.7 million on July 13, 2005, based on an admitted calculation error. An administrative hearing before the City Tax Administrator was held on July 18-21, 2005, to hear Williams’ and AES Redondo’s respective objections to the assessment. On September 23, 2005, the Tax Administrator issued a decision holding AES Redondo and Williams jointly and severally liable for approximately $56.7 million, over $20 million of which constituted interest and penalties (“September 23 Decision”). On October 7, 2005, AES Redondo and Williams filed an appeal of that decision with the City Manager of Redondo Beach. Although the City was required under its ordinance to hold the appeal hearing within 45 days of the filing of the appeal, the City’s hearing officer, who was appointed unilaterally by the City Manager to hear the appeal, issued a tentative schedule providing that any hearing would be completed by April 21, 2006, and that the “appeal determination” would be issued by May 19, 2006. However, no hearing took place on April 21, 2006, and at present no hearing is scheduled. In addition, in July 2005, AES Redondo filed a lawsuit in Los Angeles Superior Court seeking a refund of UUT that was paid from February 2005 through final judgment in that case, and an order that the City cannot charge AES Redondo UUT going forward. At a February 6, 2006 status conference, the Los Angeles Superior Court stayed AES Redondo’s July 2005 lawsuit until May 22, 2006, after ordering the City and AES Redondo to agree on dates by which the administrative appeal of the September 23 Decision should be finalized. On May 22, 2006, the Court will hold a status conference to determine whether the Court should proceed with AES Redondo’s July 2005 lawsuit. Furthermore, on December 13, 2005, the Tax Administrator sent AES Redondo and Williams two itemized bills for allegedly overdue UUT on the gas used at the facility. The first bill was for $1,274,753.49 in UUT, interest, and penalties on the gas used at the facility from October 1, 2004, through February 1, 2005. The second bill was for $1,757,242.12 in UUT, interest, and penalties on the gas used at the facility from February 2, 2005, through September 30, 2005. Subsequently, on January 21, 2006, the Tax Administrator sent AES Redondo and Williams another itemized bill that assessed $269,592.37 in allegedly overdue UUT, interest, and penalties on gas used at the facility from October 1, 2005, through December 31, 2005. On December 30, 2005, AES Redondo filed objections with the Tax Administrator to the City’s December 13, 2005, January 21, 2006, and any future UUT assessments. A hearing has not been scheduled on those objections, but the Tax Administrator has denied AES Redondo’s objections to the December 13, 2005 UUT assessments based on the findings of his September 23 Decision, which, as noted above, is on appeal. If there is a hearing on the December 13, 2005, and January 21, 2006, UUT assessments, the Tax Administrator has indicated that he will only address the amount of those assessments, but not the merits of them. Finally, on January 24, 2006, AES Redondo filed an administrative complaint seeking damages for the City’s breach of a December 8, 1998 memorandum of understanding (“MOU”) in assessing AES Redondo with UUT. Pursuant to the MOU, AES Redondo agreed to redevelop certain portions of its property and the City agreed to forego collection of UUT from AES Redondo. On March 1, 2006, the City’s claims processor returned the administrative complaint on the basis that the complaint was filed out of time. AES Redondo expects to appeal that decision. AES Redondo believes that it has meritorious claims and defenses and intends to assert them vigorously in these proceedings.

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

In February 2006, the local Kazakhstan tax commission imposed an environmental fine of approximately $2,500,000 (including interest) on Maikuben West mine, for alleged unauthorized disposal of overburden in the mine during 2003 and 2004. The commission also imposed a fine of approximately $54,000 for alleged unauthorized drain water discharge during 2004. Maikuben West is currently disputing both fines.

AES Eastern Energy voluntarily disclosed to the New York State Department of Environmental Conservation (“NYSDEC”) and the U.S. Environmental Protection Agency (“EPA”) on November 27, 2002 that nitrogen oxide (“NOx”) exceedances appear to have occurred on October 30 and 31, and November 1-8 and 10 of 2002. The exceedances were discovered through an audit by plant personnel of the Plant’s NOx Reasonably Available Control Technology (“RACT”) tracking system. Immediately upon the discovery of the exceedances, the selective catalytic reduction (“SCR”) at the Somerset plant was activated to reduce NOx emissions. AES Eastern Energy learned of a notice of violation (the “NOV”) issued by the NYSDEC for the NOx RACT exceedances through a review of the November 2004 release of the EPA’s Enforcement and Compliance History (“ECHO”) database. However, AES Eastern Energy has not yet seen the NOV from the NYSDEC. AES Eastern Energy is currently negotiating with NYSDEC concerning this matter.

ITEM 1A.         RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2005 Annual Report on Form 10-K filed on April 4, 2006.

ITEM 2.                 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

10.1

Credit Agreement dated as of March 29, 2006 among The AES Corporation as Borrower, Merrill Lynch Capital Corporation as Administrative Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger is incorporated herein by reference to Exhibit 99.2 of the Form 8-K filed on April 3, 2006.

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

The AES Corporation
(Registrant)
Date: May 8, 2006	By:	/s/ VICTORIA D. HARKER
Name: Victoria D. Harker
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ CATHERINE M. FREEMAN
Name: Catherine M. Freeman
Title: Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)