Form 10-Q
period 2006-06-30
AES CORP
filed 2006-08-07
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at July 28, 2006, was 661,428,135.

THE AES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Regulated	$1,506	$1,376	$2,976	$2,755
Non-regulated	1,532	1,273	3,044	2,537
Total revenues	3,038	2,649	6,020	5,292
Cost of sales
Regulated	(1,098)	(1,264)	(2,202)	(2,278)
Non-regulated	(1,021)	(859)	(1,948)	(1,665)
Total cost of sales	(2,119)	(2,123)	(4,150)	(3,943)
Gross margin	919	526	1,870	1,349
General and administrative expenses	(59)	(45)	(114)	(94)
Interest expense	(442)	(475)	(874)	(941)
Interest income	90	93	206	182
Other (expense) income, net	(49)	67	(97)	52
Gain on sale of investments	—	—	87	—
Foreign currency transaction gains (losses), net	1	(1)	(21)	(33)
Equity in earnings of affiliates	23	21	59	46
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	483	186	1,116	561
Income tax expense	(106)	(80)	(296)	(227)
Minority interest expense	(166)	(19)	(254)	(125)
INCOME FROM CONTINUING OPERATIONS	211	87	566	209
Loss from operations of discontinued businesses (net of income tax expense of $1, $2, $7 and $2, respectively)	(63)	(2)	(67)	—
Extraordinary item (net of tax of $-)	21	—	21	—
NET INCOME	$169	$85	$520	$209
Basic Earnings Per Share:
Income from continuing operations	$0.32	$0.13	$0.86	$0.32
Discontinued operations	(0.09)	—	(0.10)	—
Extraordinary item	0.03	—	0.03	—
BASIC EARNINGS PER SHARE	$0.26	$0.13	$0.79	$0.32
Diluted Earnings Per Share:
Income from continuing operations	$0.31	$0.13	$0.85	$0.31
Discontinued operations	(0.09)	—	(0.10)	—
Extraordinary item	0.03	—	0.03	—
DILUTED EARNINGS PER SHARE	$0.25	$0.13	$0.78	$0.31

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,330	$1,387
Restricted cash	511	418
Short-term investments	420	199
Accounts receivable, net of reserves of $247 and $274, respectively	1,926	1,597
Inventory	495	458
Receivable from affiliates	2	2
Deferred income taxes—current	243	266
Prepaid expenses	134	119
Other current assets	1,027	752
Current assets of held for sale and discontinued businesses	41	34
Total current assets	6,129	5,232
NONCURRENT ASSETS
Property, plant and equipment:
Land	943	858
Electric generation and distribution assets	23,293	22,235
Accumulated depreciation	(6,637)	(6,041)
Construction in progress	1,577	1,441
Property, plant and equipment, net	19,176	18,493
Deferred financing costs, net of accumulated amortization of $174 and $222, respectively	307	293
Investment in and advances to affiliates	572	670
Debt service reserves and other deposits	612	568
Goodwill	1,416	1,406
Deferred income taxes—noncurrent	857	775
Non-current assets of held for sale and discontinued businesses	203	265
Other assets	1,701	1,730
Total other assets	5,668	5,707
TOTAL ASSETS	$30,973	$29,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,116	$1,093
Accrued interest	382	381
Accrued and other liabilities	2,212	2,101
Current liabilities of held for sale and discontinued businesses	61	51
Recourse debt—current portion	—	200
Non-recourse debt—current portion	1,416	1,580
Total current liabilities	5,187	5,406
LONG-TERM LIABILITIES
Non-recourse debt	11,203	11,093
Recourse debt	4,878	4,682
Deferred income taxes—noncurrent	822	721
Pension liabilities and other post-retirement liabilities	833	855
Long-term liabilities of held for sale and discontinued businesses	131	136
Other long-term liabilities	3,212	3,279
Total long-term liabilities	21,079	20,766
Minority Interest (including discontinued operations of $10 and $10, respectively)	2,256	1,611
Commitments and Contingent Liabilities (see Note 7)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 660,538,275 and 655,882,836 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,577	6,517
Accumulated deficit	(694)	(1,214)
Accumulated other comprehensive loss	(3,439)	(3,661)
Total stockholders’ equity	2,451	1,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,973	$29,432

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Net cash provided by operating activities	$977	$845
INVESTING ACTIVITIES:
Property additions	(620)	(531)
Acquisitions—net of cash acquired	(13)	(85)
Proceeds from the sale of businesses	234	—
Proceeds from the sales of assets	7	6
Sale of short-term investments	758	802
Purchase of short-term investments	(942)	(611)
Increase in restricted cash	(95)	(7)
Proceeds from the sales of emission allowances, net	53	29
(Increase) decrease in debt service reserves and other assets	(5)	73
Purchase of long-term available for sale securities	(52)	—
Other investing	(20)	(10)
Net cash used in investing activities	(695)	(334)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities, net	143	—
Issuance of recourse debt	—	6
Issuance of non-recourse debt	1,249	951
Repayments of recourse debt	(150)	(115)
Repayments of non-recourse debt	(1,571)	(1,248)
Payments of deferred financing costs	(55)	(10)
Distributions to minority interests	(125)	(47)
Contributions from minority interests	117	9
Issuance of common stock	28	16
Other financing	(3)	(2)
Net cash used in financing activities	(367)	(440)
Effect of exchange rate changes on cash	28	27
Total (decrease) increase in cash and cash equivalents	(57)	98
Cash and cash equivalents, beginning	1,387	1,272
Cash and cash equivalents, ending	$1,330	$1,370
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest—net of amounts capitalized	$856	$849
Cash payments for income taxes—net of refunds	$258	$101

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2005 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on April 4, 2006.

New Accounting Standards

Share-Based Payment.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment.” AES adopted SFAS No. 123R and related guidance on January 1, 2006. See Note 11 to the condensed consolidated financial statements for disclosure of the Company’s employee stock-based compensation and the effect of the adoption of SFAS No. 123R.

In April 2006, the FASB issued FASB staff position (“FSP”) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)”. This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R). The guidance is to be applied to all entities with which the Company becomes involved and to all entities required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006. The Company is adopting the provisions of this position on July 1, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on January 1, 2007 and record the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. FIN No. 48 applies to all tax positions accounted for in accordance with  SFAS No. 109. The Company is determining the impact at this time.

In July 2006, the FASB also issued FSP SFAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. This FSP amends FASB Statement No. 13, “Accounting for Leases”, to require a lessor in a leveraged-lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The FSP is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this FSP will be recorded as an adjustment to the balance of beginning retained earnings as of January 1, 2007. The Company is determining the impact at this time.

2.   INVENTORY

Inventory consists of the following (in millions):

	June 30, 2006	December 31, 2005
Coal, fuel oil and other raw materials	$236	$233
Spare parts and supplies	261	227
Less: Inventory of discontinued operations	(2)	(2)
Total	$495	$458

3.   LONG-TERM DEBT

Non-Recourse Debt

Debt Defaults

Subsidiary non-recourse debt in default as of June 30, 2006 is as follows (in millions):

	Primary Nature	June 30, 2006
Subsidiary	of Default	Default	Net Assets(1)
Eden/Edes	Payment	$87	$(72)
Parana	Material adverse change	33	(76)
Hefei	Payment	4	25
Edelap	Payment	31	74
Kelanitissa(2)	Covenant	63	41
		$218

(1)          Net assets are presented only for those subsidiaries with secured debt in default at June 30, 2006.

(2)          Kelanitissa is in violation of a covenant under its $65 million credit facility because of a cross default to a material agreement for the plant. The outstanding debt balance as of June 30, 2006 was $63 million.

None of the subsidiaries listed above that are currently in default is a material subsidiary under AES’s corporate debt agreements in order for such defaults to trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES parent company’s outstanding debt securities.

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

The Company entered into a $500 million senior unsecured credit facility agreement effective as of March 31, 2006. On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. The credit facility will be used for general corporate purposes and to provide letters of credit to support AES’s investment commitment as well as the underlying funding for the equity portion of its investment in AES Maritza East 1 on an intermediate-term basis. AES Maritza East 1 is a coal-fired generation project that began construction in the second quarter of 2006. At June 30, 2006, the Company had $100 million of outstanding borrowings and $394 million of letters of credit outstanding under the senior unsecured credit facility.

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

The following table presents a reconciliation (in millions, except per share amounts) of the numerators and denominators of the basic and diluted earnings per share computation. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended June 30,
	2006			2005
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$211	658	$0.32	$87	652	$0.13
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	9	(0.01)	—	10	—
Restricted stock units	—	2	—	—	1	—
DILUTED EARNINGS PER SHARE	$211	669	$0.31	$87	663	$0.13

There were approximately 7,709,112 and 8,577,367 options outstanding at June 30, 2006 and 2005, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. In addition, all convertible debentures were omitted from the earnings per share calculation for the three months ended June 30, 2006 and 2005 because they were anti-dilutive.

	Six Months Ended June 30,
	2006			2005
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$566	658	$0.86	$209	653	$0.32
EFFECT OF DILUTIVE SECURITIES:
Convertible securities	11	15	(0.01)	—	—	—
Stock options and warrants	—	10	—	—	10	(0.01)
Restricted stock units	—	1	—	—	1	—
DILUTED EARNINGS PER SHARE	$577	684	$0.85	$209	664	$0.31

There were approximately 7,709,112 and 8,577,367 options outstanding at June 30, 2006 and 2005, respectively, that were omitted from the earnings per share calculation because they were anti-dilutive. For the six months ended June 30, 2006, there was one anti-dilutive convertible debenture omitted from the calculation because it was anti-dilutive and for the six months ended June 30, 2005 all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.

5.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The following table summarizes financial information (in millions) of the entities in which the Company has the ability to exercise significant influence but does not control, and that are accounted for using the equity method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$243	$282	$475	$532
Gross Margin	$63	$78	$119	$155
Net Income	$48	$48	$104	$99

In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company discontinues the application of the equity method when an investment is reduced to zero and does not provide for additional losses when the Company does not guarantee the obligations of the investee, or is not otherwise committed to provide further financial support for the investee. The above table excludes income statement information for the Company’s investments in which the Company has discontinued the application of the equity method. Furthermore, in accordance with APB No. 18, the Company’s policy is to resume the application of the equity method if the investee subsequently reports net income only after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

In March 2006, AES’s wholly-owned subsidiary, AES Kingston Holdings, B.V., sold it’s 50% indirect ownership interest in Kingston Cogeneration Limited Partnership (“KCLP”), a 110 MW cogeneration plant located in Ontario, Canada. AES received $110 million in net proceeds for the sale of its investment and recognized a pre-tax gain of $87 million on the sale.

In May 2006, AES, through its wholly-owned subsidiary, AES Grand Itabo, purchased an additional 25% interest in Itabo, a power generation business located in the Dominican Republic for approximately

$23 million. Prior to May, the Company held a 25% interest in Itabo indirectly through its Gener subsidiary in Chile and had accounted for the investment using the equity method of accounting. As a result of the transaction, AES now has a 48% economic interest in Itabo, and a majority voting interest, thus requiring consolidation. Through the purchase date in May, AES’s 25% share in Itabo’s net income is included in the “Equity in earnings from affiliates” line item on the income statement. Subsequent to the Company’s purchase of the additional 25% interest, Itabo is reflected as a consolidated entity included at 100% in the financial statements, with an offsetting charge to minority interest expense for the minority shareholders’ interest. The Company engaged a third-party valuation specialist to determine the purchase price allocation for the additional 25% investment. The valuation resulted in fair values of current assets and total liabilities in excess of the purchase price. Therefore, the Company recognized a $21 million after-tax extraordinary gain on the transaction.

6.   DISCONTINUED OPERATIONS

In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a regulated utility located in Argentina. Governmental approval of the transaction is still pending in Argentina, but the Company has determined that the sale is probable at this time. Therefore, Eden, a wholly-owned subsidiary of AES, has been classified as “held for sale” and reflected as such on the face of the financial statements. The Company recorded a $66 million impairment charge to adjust the carrying value of Eden’s assets to their estimated net realizable value. This impairment expense is included in the 2006 net losses for the three and six months then ended in the table below. Eden is a distribution company that is part of the Regulated Utilities segment. The sale is expected to close by the end of the year.

An agreement was reached in May 2006 in which the Company agreed to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, (collectively “IOP”), which is part of the Competitive Supply segment. IOP is an Open Cycle Gas Turbine, located in the U.K. The sale is considered probable to close by the end of the year. This facility has also been classified as “held for sale” and reflected in the discontinued operations line items on the financial statements.

The following table summarizes the revenue and net losses for these discontinued operations for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$28	$19	$58	$39
Net losses	$(63)	$(2)	(67)	$—

7.   CONTINGENCIES

Environmental

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of June 30, 2006, the Company has accrued liabilities of $12 million for projected environmental remediation costs. Because of the uncertainties associated with environmental assessment and remediation activities, future costs of remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts that could be material, but cannot be estimated as of June 30, 2006.

Financial Commitments

At June 30, 2006, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $594 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

At June 30, 2006, the Company had $583 million in letters of credit outstanding under the revolving credit facility and under the senior unsecured credit facility that operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter of credit fee ranging from 1.75% to 2.75% per annum on the outstanding amounts. In addition, the Company had $1 million in surety bonds outstanding at June 30, 2006.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2006.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletricidade de São Paulo S.A. (“Eletropaulo”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court against Eletropaulo and CTEEP to collect approximately R$615.7 million (US$284.5 million) and R$49.4 million (US$ 22.8 million) from Eletropaulo and CTEEP, respectively. Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because its alleged liability had been transferred to CTEEP pursuant to Eletropaulo’s privatization in 1998. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice. In June 2006, the Superior Court of Justice reversed the Appellate Court decision, reintroducing Eletropaulo as a defendant in the execution action, and remanded the case to the Fifth District Court for further proceedings.

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

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. The FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange for the period from October 2, 2000 to June 20, 2001 (“Refund Period”). The Ninth Circuit Court of Appeals addressed the appeal of the FERC’s decision not to impose refunds for the alleged failure to file rates, including transaction specific data, for sales during 2000 and 2001. Although in its order issued on September 9, 2004 the Ninth Circuit did not order refunds, the Ninth Circuit remanded the case to the FERC for a refund proceeding to consider remedial options. On July 31, 2006, the Ninth Circuit denied rehearing of that order. Certain buyers have moved for a temporary stay of the remand to FERC so that settlement discussions may take place. In addition, on August 2, 2006 in a separate case, the Ninth Circuit heard oral arguments on the scope of refunds and the transactions subject to refunds, confirming the Refund Period but expanding the transactions subject to refunds to include multi-day transactions (“August 2 Decision”). The Ninth Circuit also expanded the potential liability of sellers to include tariff violations that may have occurred prior to the Refund Period. The Ninth Circuit ordered the matter remanded to FERC but temporarily stayed that order to facilitate settlement discussions. Placerita made sales during the time period at issue in the appeals. Both appeals may be subject to further court review. Prior to the August 2 Decision, AES Placerita’s liability could have approximated $23 million plus interest.  The August 2 Decision is unclear whether AES Placerita’s potential liability is less than or exceeds that amount.  The Company continues to evaluate the impact of the August 2 Decision on AES Placerita’s potential liability. AES Placerita believes they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit.

In November 2000, the Company was named in a purported class action along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, allegedly resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and names the Company, AES Redondo Beach, LLC, AES Alamitos, LLC, and AES Huntington Beach, LLC as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002. Certain defendants appealed aspects of that decision to the United States Court of Appeals for the Ninth Circuit. On December 8, 2004, a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court. On July 8, 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety. On October 3, 2005, the court sustained the demurrer and entered an order of dismissal. On December 2, 2005, plaintiffs filed a notice of appeal. Plaintiffs-appellants filed their opening appeal brief on June 16, 2006. Defendants-appellees anticipate filing their responsive brief in or about mid-August 2006. The AES defendants believe that they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in this lawsuit.

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

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”) and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the pension committee for the Indianapolis Power & Light Company thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In December 2002, plaintiffs moved to certify this case as a class action. The Court granted the motion for class certification on September 30, 2003. On October 31, 2003, the parties filed cross-motions for summary judgment on liability. On August 11, 2005, the Court issued an order denying the summary judgment motions, but striking one defense asserted by defendants. A trial addressing only the allegations of breach of fiduciary duty began on February 21, 2006 and concluded on February 28, 2006. Post-trial briefing was completed on April 20, 2006. The parties are awaiting a ruling by the Court. If the Court rules against the IPALCO defendants, one or more trials on reliance, damages, and other issues will be conducted separately. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend itself vigorously in this lawsuit.

In November 2002, Stone & Webster, Inc. (“S&W”) filed a lawsuit against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF,” and, collectively with AESWH, “sub-subsidiaries”) in the District Court of Hood County, Texas. At the time of filing, AESWH and AESF were two indirect subsidiaries of the Company, but in December 2004 the Company finalized agreements to transfer the ownership of AESWH and AESF to a third party. S&W contracted with AESWH and AESF in March 2002 to perform the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, filed in November 2002, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event, and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction, and the sub-subsidiaries drew down on the letters of credit and withheld milestone payments from S&W. S&W amended its complaint five times and joined additional parties, including the Company and Parsons Energy & Chemicals Group, Inc. In addition to the claims already mentioned, the claims by S&W included claims for breach of contract, breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. S&W appeared to assert damages against the sub-subsidiaries and the Company in the amount of $114 million in expert reports and sought exemplary damages. S&W filed a lien against the ownership interests of AESWH and AESF in the property, with each lien allegedly valued, after amendment on March 14, 2005, at approximately $87 million. In January 2004, the Company filed a defamation counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). AESWH and AESF filed answers and counterclaims against S&W, which were amended. The amount of AESWH and AESF’s counterclaims were approximately $215 million, according to calculations of the sub-subsidiaries and of an expert retained in connection with the litigation, minus the contract balance, not earned as of December 31, 2005, to the knowledge of the Company, in the amount of $45.8 million. In March 2004, S&W and Shaw each filed an answer to the counterclaims. The counterclaims and answers subsequently were amended. In November 2005, the Company filed a motion for summary judgment to dismiss all claims asserted against it by S&W. In April 2006, the Court granted the Company’s motion for summary judgment. In June 2006, the parties executed a confidential settlement agreement settling all of their respective claims.

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

In May 2003, there were press reports of allegations that in April 1998 Light Serviços de Eletricidade S.A. (“Light”) colluded with Enron in connection with the auction of AES Eletropaulo. Enron and Light were among three potential bidders for AES Eletropaulo. At the time of the transaction in 1998, AES owned less than 15% of the stock of Light and shared representation in Light’s management and Board with three other shareholders. In June 2003, the Secretariat of Economic Law for the Brazilian Department of Economic Protection and Defense (“SDE”) issued a notice of preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to certain allegations arising out of the privatization of AES Eletropaulo. On August 1, 2003, AES Elpa responded on behalf of AES-affiliated companies and denied knowledge of these allegations. The SDE began a follow-up administrative proceeding as reported in a notice published on October 31, 2003. In response to the Secretary of Economic Law’s official letters requesting explanations on such accusation, AES Eletropaulo filed its defense on January 19, 2004. On April 7, 2005 AES Eletropaulo responded to a SDE request for additional information. On July 11, 2005, the SDE ruled that the case was dismissed due to the passing of the statute of limitations. Subsequently, the case was sent to the Administrative Council for Economic Defense, the Brazilian antitrust authority for final review of the decision.

AES Florestal, Ltd. (“Florestal”), had been operating a pole factory and had other assets in the State of Rio Grande do Sul, Brazil (collectively, “Property”). AES Florestal had been under the control of AES Sul since October 1997, when AES Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of AES Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (CEEE), had been using those contaminants to treat the poles that were manufactured at the factory. AES Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney’s Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a Police Investigation (IP number 1041/05) to investigate the potential criminal liability regarding the contamination at the pole factory. The environmental agency (“FEPAM”) has also started a procedure (Procedure n. 088200567/05-9) to analyze the measures that shall be taken to contain and remediate the contamination. The measures that must be taken by AES Sul and CEEE are still under discussion. In 2005, the control of AES Florestal was transferred from AES Sul to AES Guaíba II in accordance with Federal Law n. 10848/04. AES Florestal subsequently became a non-operative company. Also, in March 2000, AES Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in AES Sul’s name the Property that it acquired through the privatization but that remained registered in CEEE’s name. During those proceedings, a court-appointed expert acknowledged that AES Sul had paid for the Property but opined that the Property could not be re-registered in AES Sul’s name because CEEE did not have authority to transfer the Property through the privatization. Therefore, AES waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. Moreover, in February 2001, CEEE and the State of Rio Grande do Sul brought suit in the 7th Court of Public Treasure of Porto Alegre against AES Sul, AES Florestal, and certain public agents that participated in the privatization. The plaintiffs alleged that the public agents unlawfully transferred assets and created debts during the privatization. In November 2005, the Court ruled that the Property must be returned to CEEE. Subsequently, AES Sul and CEEE jointly possessed the pole factory for a time, but CEEE has had sole possession of the pole factory since April 2006. The rest of the Property will be returned to CEEE after inspection by a court-appointed expert.

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

In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”) filed two lawsuits against Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), an affiliate of the Company, one in the First Chamber of the Civil and Commercial Court of First Instance for the National District (“First Chamber”), and the other in the Fifth Chamber of the Civil and Commercial Court of First Instance of the National District (“Fifth Chamber”). In both lawsuits, CDEEE alleges that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant, and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. (“Coastal”) without the required approval of Itabo’s board of administration. Both AES Gener and Coastal were private shareholders of Itabo at the time of the rehabilitation, which was performed from January 2000 to September 2003, but in May 2006 Coastal sold its interest in Itabo to an indirect subsidiary of the Company. In the First Chamber lawsuit, CDEEE seeks an order that Itabo provide an accounting of its transactions relating to the rehabilitation. On November 29, 2004, the First Chamber dismissed the case for lack of legal basis. On February 2, 2005, CDEEE appealed the decision to the Court of Appeals of Santo Domingo. On October 14, 2005, the Court of Appeals decided the appeal in Itabo’s favor, reasoning that it lacked jurisdiction over the dispute because the parties’ contracts (which were executed in conjunction with the capitalization process that created Itabo) mandated arbitration. On January 11, 2006, CDEEE appealed the Court of Appeals’ decision to the Supreme Court of Justice, which is considering the appeal. In the Fifth Chamber lawsuit, which also names Itabo’s former president as a defendant, CDEEE requests an order that: (1) Itabo provide an accounting of all affiliated transactions and all transactions from September 1999 to 2004; (2) Itabo pay damages in the amount of approximately $15 million; and (3) the assets of Itabo and its former president be seized if Itabo fails to comply with the order. On October 6, 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties’ contracts. On November 6, 2005, CDEEE appealed the decision to the First Chamber of the Court of Appeal of the National District, which is considering the appeal. In a related proceeding, on May 26, 2005, Itabo filed a lawsuit in the United States District Court for the Southern

District of New York seeking to enjoin CDEEE from prosecuting its claims in the Dominican Republic Courts and to compel CDEEE to arbitrate its claims against Itabo. The petition was denied on July 18, 2005, and Itabo appealed that decision to the United States Court of Appeal for the Second Circuit on September 6, 2005. The appeal is pending. In another related proceeding, on February 9, 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas (“FONPER”) in the Arbitral Court of the ICC seeking, among other relief, to enforce the arbitration provisions in parties’ contracts. On March 28, 2006, Itabo and FONPER executed an agreement resolving all of their respective claims in the arbitration. The settlement agreement has been approved by the ICC. On May 28 through 31, 2006, Itabo and CDEEE attended an evidentiary hearing before the arbitral tribunal. A ruling on the arbitration is pending. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings.

On February 18, 2004, AES Gener S.A. (“Gener”), a subsidiary of the Company, filed a lawsuit against Coastal in the Federal District Court for the Southern District of New York. Coastal was Gener’s co-venturer in Itabo at the time the lawsuit was filed, however, Coastal sold its stake in Itabo to an indirect subsidiary of the Company in May 2006. The lawsuit sought to enjoin the efforts initiated by Coastal to hire an alleged “independent expert,” purportedly pursuant to the shareholders’ agreement between the parties, to perform a valuation of Gener’s aggregate interests in Itabo. Coastal asserted that Gener had committed a material breach under the parties’ Shareholders Agreement, and therefore, Gener was required if requested by Coastal to sell its aggregate interests in Itabo to Coastal at a price equal to 75% of the independent expert’s valuation. Coastal claimed a breach occurred based on alleged violations by Gener of purported antitrust laws of the Dominican Republic and breaches of fiduciary duty. Gener disputed that any default had occurred. On March 11, 2004, upon motion by Gener, the court enjoined disclosure of the valuation performed by the “expert” and ordered the parties to arbitration. On March 11, 2004, Gener commenced arbitration proceedings in the International Chamber of Commerce (“ICC”) seeking, among other things, a declaration that it had not breached the Shareholders Agreement. Coastal then filed a counterclaim alleging that Gener had breached the Shareholders Agreement. On January 4, 2006, Coastal filed a “Withdrawal of Counterclaim” with a “Withdrawal of Notice of Defaults” withdrawing with prejudice its allegations that Gener SA had violated the Shareholders Agreement. On June 2, 2006, Gener and Coastal jointly requested that the arbitration tribunal issue a final award dismissing Gener’s claims without prejudice, dismissing Coastal’s claims with prejudice, and requiring the parties to bear their own litigation expenses. The arbitration tribunal granted the request on July 4, 2006, and the ICC approved the tribunal’s decision on July 11, 2006.

Pursuant to the pesification established by the Public Emergency Law and related decrees in Argentina, since the beginning of 2002, the Company’s subsidiary TermoAndes has converted its obligations under its gas supply and gas transportation contracts into Argentine pesos. In accordance with the Argentine regulations, payments were made in Argentine pesos at a 1:1 exchange rate. Certain gas suppliers (Tecpetrol, Ledesma, Mobil and Compañía General de Combustibles S.A.), which represented 50% of the gas supply contracts, have objected to the payment in pesos. On January 30, 2004, such gas suppliers filed for arbitration with the ICC requesting the re-dollarization of gas prices. TermoAndes replied on March 10, 2004 with a counter-lawsuit related to: (i) the default of suppliers regarding the most favored nation clause; (ii) the unilateral modification of the point of gas injection by the suppliers; (iii) the obligations to supply the contracted quantities; and (iv) the ability of TermoAndes to resell the gas not consumed. On January 26, 2006, the parties resolved all outstanding disputes including the pending arbitration proceeding before the ICC. A final award consistent with the parties’ settlement agreement was issued on April 18, 2006. Additionally, the contract between the parties was adapted to TermoAndes requirements and market conditions, including the termination of the contractual relationship with Ledesma.

On or about October 27, 2004, Raytheon Company (“Raytheon”) filed a lawsuit against AES Red Oak LLC (“Red Oak”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. In January 2005, Raytheon moved for dismissal of Red Oak’s fraud counterclaims and requests for consequential damages. In March 2005, the motion to dismiss was withdrawn and a partial motion for summary judgment was filed by Raytheon seeking return of approximately $16 million of the letter of credit draw, which sum allegedly represented the amount of the draw that had yet to be utilized for the performance/construction issues. Red Oak submitted its opposition to the partial motion for summary judgment in April 2005. Meanwhile, Raytheon re-filed its motion to dismiss the fraud counterclaims. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. In December 2005, the Court granted a dismissal of Red Oak’s fraud counterclaims. The Court also ordered Red Oak to pay Raytheon approximately $16.3 million plus interest. On April 21, 2006, Red Oak paid Raytheon approximately $16.3 million plus approximately $1.8 million in interest. Pursuant to a joint stipulation, on May 30, 2006, Raytheon posted a new credit in the amount of approximately $16.3 million. On July 6, 2006, Red Oak appealed the dismissal of its fraud claims to the Appellate Division of the Supreme Court. The parties are conducting discovery. The discovery cut-off is December 15, 2006. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September of 2005, and filed its answer, affirmative defenses, and counterclaim in October of 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien or consent to a stay. Red Oak believes it has meritorious defenses to the claims asserted against it and expects to defend itself vigorously in the lawsuits.

On January 26, 2005, the City of Redondo Beach (“City”), California, sent Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, a notice of assessment for allegedly overdue utility users’ tax (“UUT”) for the period of May 1998 through September 2004, taxing the natural gas used at AES Redondo’s plant to generate electricity during that period. The original assessment included alleged amounts owing of $32.8 million for gas usage and $38.9 million in interest and penalties. The City lowered the total assessment to $56.7 million on July 13, 2005, based on an admitted calculation error. An administrative hearing before the City Tax Administrator was held on July 18-21, 2005, to hear Williams’ and AES Redondo’s respective objections to the assessment. On September 23, 2005, the Tax Administrator issued a decision holding AES Redondo and Williams jointly and severally liable for approximately $56.7 million, over $20 million of which constituted interest and penalties (“September 23 Decision”). On October 7, 2005, AES Redondo and Williams filed an appeal of that decision with the City Manager of Redondo Beach, who appointed a hearing officer to decide the appeal. Those proceedings are ongoing, although a schedule has not been established for a hearing or decision. In addition, in July 2005, AES Redondo filed a lawsuit in Los Angeles Superior Court seeking a refund of UUT that was paid from February 2005 through final judgment in that case, and an order that the City cannot charge AES Redondo UUT going forward (“July 2005 Lawsuit”). At a February 6, 2006 status conference, the Superior Court stayed AES Redondo’s July 2005 lawsuit until May 22, 2006. At a May 22, 2006 status conference, the Superior Court partially lifted the stay to allow AES Redondo to amend its complaint and the City to challenge that amended complaint with a demurrer. On May 26, 2006,

AES Redondo filed an amended complaint that, among other things, added a claim for the City’s breach of a December 1998 memorandum of understanding (“MOU”). Pursuant to the MOU, AES Redondo agreed to redevelop certain parts of its property and the City agreed, among other things, to withdraw a ballot initiative that would have, if approved by the voters of the City of Redondo Beach, allowed the City to collect UUT from AES Redondo. On June 29, 2006, the City filed a demurrer to AES Redondo’s amended complaint. At an August 1, 2006 hearing, the Superior Court addressed whether AES Redondo must prepay to the City any UUT allegedly owed prior to judicially challenging the UUT and ordered further briefing on that issue and continued the hearing for issuance of a decision until September 14, 2006. Furthermore, on December 13, 2005, January 21, 2006, and June 20, 2006, the Tax Administrator issued assessments against AES Redondo and Williams totaling approximately $3.3 million for allegedly overdue UUT on the gas used at the facility from October 2004 through March 2006 (collectively, “New UUT Assessments”). AES Redondo has objected to those and any future UUT assessments. A hearing has not been scheduled on those objections, but the Tax Administrator has rejected as moot AES Redondo’s objections to the December 13, 2005 UUT assessment based on the findings of his September 23 Decision, which, as noted above, is on appeal. If there is a hearing on the New UUT assessments, the Tax Administrator has indicated that he will only address the amount of those assessments, but not the merits of them. On January 24, 2006, AES Redondo filed an administrative complaint seeking damages for the City’s breach of the MOU. On March 1, 2006, the City’s claims processor returned the administrative complaint on the basis that the complaint was filed out of time. AES Redondo appealed that decision on May 26, 2006, when it filed an amended complaint in the July 2005 Lawsuit, which as noted above added a claim for the City’s breach of the MOU. AES Redondo believes that it has meritorious claims and defenses and intends to assert them vigorously in these proceedings.

In March 2006, the Government of the Dominican Republic and Secretariat of State of the Environment and Natural Resources of the Dominican Republic (collectively, “Government of the Dominican Republic”) filed a complaint in the United States District Court for the Eastern District of Virginia against The AES Corporation, AES Aggregate Services, Ltd., AES Atlantis, Inc., and AES Puerto Rico, LP (collectively, “AES Defendants”), and unrelated third parties, Silver Spot Enterprises and Roger Charles Fina. In June 2006, the Government of the Dominican Republic filed a substantially similar amended complaint against the defendants, alleging that the defendants improperly disposed of “coal ash waste” in the Dominican Republic, and that the alleged waste was generated at AES Puerto Rico’s power plant in Guyama, Puerto Rico. Based on these allegations, the amended complaint asserts seven claims against the defendants:  violation of 18 U.S.C. §§ 1961-68, the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”); conspiracy to violate section 1962(c) of the RICO Act; civil conspiracy to violate the Foreign Corrupt Practices Act (“FCPA”) and other unspecified laws concerning bribery and waste disposal; aiding and abetting the violation of the FCPA and other unspecified laws concerning bribery and waste disposal; violation of unspecified nuisance law; violation of unspecified product liability law; and violation of 28 U.S.C. § 1350, the Alien Tort Statute. The amended complaint also generally alleges that the defendants are liable for compensatory damages for alleged physical, mental, economic, and environmental injuries in the Dominican Republic, punitive damages, treble damages under the RICO Act, and attorneys’ fees and costs. While the amended complaint does not specify the amount of alleged damages that the Government of the Dominican Republic is seeking from the defendants, the Government of the Dominican Republic and its attorneys have stated in press reports that it is seeking to recover at least $80 million. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in the lawsuit.

In February 2006, the local Kazakhstan tax commission imposed an environmental fine of approximately $2.5 million (including interest) on Maikuben West mine, for alleged unauthorized disposal of overburden in the mine during 2003 and 2004. The commission also imposed a fine of approximately $54,000 for alleged unauthorized drain water discharge during 2004. Maikuben West is currently disputing both fines.

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

Tax Examinations

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material but cannot be estimated as of June 30, 2006.

Other

In exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash loss on its investment in Sul estimated at approximately $566 million as of June 30, 2006. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the estimated fair value of the Sul Option accrued as of June 30, 2006. If the Company’s ownership in Sul is transferred to Brasiliana Energia, the Company’s ownership share would be reduced from approximately 100% to approximately 46%. In June 2006, BNDES and AES reached an agreement to terminate the Sul Option in exchange for the transfer of another wholly owned AES subsidiary, AES Infoenergy Ltda., to Brasiliana Energia and $15 million in cash. The closing of the agreement is pending finalization of the delivery of certain legal documentation and has not been executed as of June 30, 2006. As a result, the Sul Option remains outstanding until the consummation of the agreement; however, we believe it is unlikely that BNDES will exercise the Sul Option.

8.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$169	$85	$520	$209
Change in fair value of available for sale securities (net of income taxes of $—)	1	—	1	—
Foreign currency translation adjustments (net of income taxes of $—)	17	91	85	82
Cash flow hedging activity:
Reclassification to earnings (net of income tax benefit of $2, $12, $4 and $21, respectively)	8	42	14	61
Change in derivative fair value (net of income tax expense (benefit) of $24, ($13), $64 and ($39), respectively)	37	(102)	122	(145)
Change in fair value of derivatives	45	(60)	136	(84)
Comprehensive income	$232	$116	$742	$207

Accumulated other comprehensive loss is as follows (in millions) at June 30, 2006:

Accumulated other comprehensive loss December 31, 2005	$(3,661)
Change in fair value of available for sale securities	1
Total foreign currency translation adjustments	85
Change in fair value of derivatives	136
Accumulated other comprehensive loss June 30, 2006	$(3,439)

9.   SEGMENTS

AES reports its financial results in three business segments of the electricity industry: regulated utilities, contract generation and competitive supply. Although the product, electricity, is the same in all three segments, the segments are differentiated by the nature of the customers, operational differences, cost structure, regulatory environment and risk exposure.

•       The regulated utilities segment primarily consists of 14 distribution companies in 7 countries that maintain a franchise within a defined service area.

•       The contract generation segment consists of 76 power generation facilities in 19 countries that have contractually limited their exposure to electricity price volatility by entering into long-term (five years or longer) power sales agreements for 75% or more of their output capacity. Exposure to fuel supply risks is also limited through long-term fuel supply contracts or through tolling arrangements. These contractual agreements generally reduce exposure to fuel commodity and electricity price volatility, and thereby increase the predictability of their cash flows and earnings.

•       The competitive supply segment consists primarily of 24 power plants selling electricity to wholesale customers in seven countries through competitive markets, and as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity, natural gas, coal, oil and other fuels.

Information about the Company’s operations by segment for the three and six months ended June 30, 2006 and 2005, respectively, is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	Revenue(1)		Gross Margin(2)		Revenue(1)		Gross Margin(2)
Regulated Utilities	$1,506	$1,376	$408	$112	$2,976	$2,755	$774	$477
Contract Generation	1,199	988	415	353	2,350	1,973	850	745
Competitive Supply	333	285	96	61	694	564	246	127
Total	$3,038	$2,649	$919	$526	$6,020	$5,292	$1,870	$1,349

As disclosed in Note 21 to the Consolidated Financial Statements included in Item 8 of Form 10-K filed with the Securities and Exchange Commission on April 4, 2006, beginning in the second quarter of 2005, the large utilities and growth distribution segments were merged into one segment entitled “regulated utilities.” The Company’s three and six months ended June 30, 2005 information has been restated to conform to the 2006 segment presentation.

(1)       Sales between the segments (“intersegment revenues”) are accounted for on an arm’s-length basis as if the sales were to third parties. Intersegment revenues for the three months ended June 30, 2006 and 2005 were $260 million and $194 million, respectively, and $509 million and $352 million for the six months ended June 30, 2006 and 2005, respectively. These amounts have been eliminated in the appropriate segment. Sales from our Brazil generation business, Tiete (reported in the Contract Generation segment), to our Brazil distribution company, Eletropaoulo (reported in the Regulated Utilities segment), are eliminated within the Regulated Utilities segment due to the pass through nature of these costs. These intersegment revenues were $170 million and $119 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $337 million and $213 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

(2)       For consolidated subsidiaries, the Company uses gross margin as a measure of profit or loss for the Company’s reportable segments. Gross margin equals revenues less cost of sales on the condensed consolidated statement of operations for each period presented.

Information about the Company’s assets by segment as of June 30, 2006 and December 31, 2005, respectively, is as follows (in millions):

	Total Assets
	June 30, 2006	December 31, 2005
Regulated Utilities	$12,801	$12,102
Contract Generation	15,084	14,289
Competitive Supply	2,219	2,062
Discontinued Businesses	244	299
Corporate	625	680
Total	$30,973	$29,432

10.   BENEFIT PLANS

Total pension cost for the three and six months ended June 30, 2006 and 2005 includes the following components (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1	$1	$1	$1	$3	$3	$2	$3
Interest cost on projected benefit obligation	8	87	7	73	15	172	14	140
Expected return on plan assets	(7)	(63)	(7)	(48)	(14)	(126)	(14)	(93)
Amortization of initial net (asset) obligation	—	(1)	—	1	—	(2)	(1)	—
Amortization of prior service cost	—	—	—	(1)	1	—	1	(1)
Amortization of net loss	1	—	1	1	2	1	2	3
Total pension cost	$3	$24	$2	$27	$7	$48	$4	$52

The total amounts of employer contributions paid for the six months ended June 30, 2006 were $2 million for the U.S. subsidiaries and $118 million for foreign subsidiaries. The expected remaining scheduled annual employer contributions for 2006 are $52 million for U.S. subsidiaries and $110 million for foreign subsidiaries.

11.   STOCK-BASED COMPENSATION

In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment.” SFAS No. 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under APB No. 25 by requiring that all share-based payments to employees, including grants of stock options for all outstanding years, be recognized in the financial statements based on their fair values. It also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, prospectively for all employee awards granted, modified or settled after January 1, 2003. AES adopted SFAS No. 123R and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost will be recognized (a) based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006 and (b) based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated. The total number of shares authorized for awards of options and restricted stock units is 10 million at June 30, 2006.

Stock Options

AES grants options to purchase shares of common stock under stock option plans. Under the terms of the plans, the Company may issue options to purchase shares of the Company’s common stock at a price equal to 100% of the market price at the date the option is granted. Stock options are generally granted based upon a percentage of an employee’s base salary. Stock options issued under these plans in 2004, 2005 and 2006 have a three year vesting schedule and vest in one-third increments over the three year period. The stock options have a contractual term of 10 years. In all circumstances, stock options granted by AES do not entitle the holder the right, or obligate AES, to settle the stock option in cash or other assets of AES.

The weighted average fair value of each option grant has been estimated, as of the grant date, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30, 2006	For the three months ended June 30, 2005
Expected volatility	31%	53%
Expected annual dividend yield	0%	0%
Expected option term (years)	6	10
Risk-free interest rate	4.95%	4.46%

	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Expected volatility	29%	53%
Expected annual dividend yield	0%	0%
Expected option term (years)	6	10
Risk-free interest rate	4.63%	4.47%

Prior to January 1, 2006, the Company used the historic volatility of the daily closing price of its stock over the same term as the expected option term, as its expected volatility to determine the fair value using the Black-Scholes option-pricing model. Beginning January 1, 2006, the Company exclusively relies on implied volatility as the expected volatility to determine the fair value using the Black-Scholes option-pricing model. The implied volatility may be exclusively relied upon due to the following factors:

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

Prior to January 1, 2006, the Company used a 10-year expected term to determine the fair value using the Black-Scholes option-pricing model. This term also equals the contractual term of its stock options. Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company now uses a simplified method to determine the expected term based on the average of the original contractual term and the pro-rata vesting term. Pursuant to SAB No. 107, this simplified method may be used for stock options granted during the years ended December 31, 2006 and 2007, as the Company refines its estimate of the expected term of its stock options. This simplified method may be used as the Company’s stock options have the following characteristics:

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

The Company does not discount the grant-date fair values determined to estimate post-vesting restrictions. Post-vesting restrictions include black-out periods when the employee is not able to exercise stock options based on their potential knowledge of information prior to the release of that information to the public.

Using the assumptions disclosed, the weighted average fair value of each stock option granted was $7.16 and $10.92 for the three months ended June 30, 2006 and 2005, respectively, $6.77 and $11.50 for the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes the components of the Company’s stock-based compensation related to its employee stock options recognized in the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in millions)		($ in millions)
Stock Options:
Pre-tax compensation expense	$4	$4	$8	$7
Tax benefit	(1)	(1)	(3)	(2)
Stock options expense, net of tax	$3	$3	$5	$5
Total intrinsic value of options exercised	$28	$13	$36	$30
Total fair value of options vested	$6	$1	$16	$13
Cash received from the exercise of stock options	$20	$9	$28	$17
Windfall tax benefits realized from exercised stock options	$—	$3	$—	$7
Cash used to settle stock options	$—	$—	$—	$—
Total compensation cost capitalized as part of the cost of an asset	$—	$—	$—	$—

As of June 30, 2006, $24 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 2.25 years. There were no modifications to stock option awards during the three months or six months ended June 30, 2006.

A summary of the options activity for the six months ended June 30, 2006 follows (amounts of options in thousands, $ in millions except per option amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	35,056	$15.51
Exercised year to date	(3,593)	$7.74
Forfeited and expired year to date	(211)	$17.36
Granted year to date	2,369	$17.58
Outstanding at June 30, 2006	33,621	$16.48
Vested and expected to vest at June 30, 2006	33,373	$16.47	5.43	$179
Eligible for exercise at June 30, 2006	29,552	$16.60	4.99	$168

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of the aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. As such, AES has estimated a forfeiture rate of 8.55% and 0% for stock options granted to non-officer employees and officer employees of AES, respectively. Those estimates shall be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rates, the Company expects to expense $16 million on a straight-line basis over a three year period ($5.3 million per year) related to stock options granted during the six months ended June 30, 2006.

The assumptions that the Company has made in determining the grant-date fair value of its stock options and the estimated forfeiture rates represent its best estimate. The following table illustrates the effect on the grant-date fair value and the annual expected expense for the stock options granted during the six months ended June 30, 2006, using assumptions different from AES’s assumptions. The sensitivities are calculated by changing only the noted assumption and keeping all other assumptions used in our calculation constant. As such, the sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

	Change in Total Grant Date Fair Value	Change in Expected Annual Expense
	($ in millions)
Increase of expected volatility to 79%(*)	$14	$5
Increase of expected option term by 3 years	$4	$1
Decrease of expected option term by 3 years	$(5)	$(2)
Increase of expected forfeiture rates by 50%	$—	$—
Decrease of expected forfeiture rates by 50%	$—	$—

(*)       The historic volatility of AES’s daily closing stock price over a six-year period prior to the date of the 2006 annual grant was 79%.

Restricted Stock Units

The Company issues restricted stock units (or “RSU”) under its long-term compensation plan. The restricted stock units are generally granted based upon a percentage of the participant’s base salary. The units have a three-year vesting schedule and vest in one-third increments over the three-year period. The units are then required to be held for an additional two years before they can be redeemed for shares, and thus become transferable.

Restricted stock units issued to officers of the Company have a three-year vesting schedule and include a market condition to vest. Vesting will occur if the applicable continued employment conditions are satisfied and the Total Stockholder Return (“TSR”) on AES common stock exceeds the TSR of the Standard and Poor’s 500 (“S&P 500”) over the three-year measurement period beginning on January 1st in the year of grant and ending after three years on December 31st. In situations where the TSR of both AES common stock and the S&P 500 exhibit a gain over the measurement period, the Compensation Committee has the discretion under certain circumstances, but is not required, to permit this grant to vest without the TSR of AES stock exceeding the TSR of the S&P 500. The units are then required to be held for an additional two years subsequent to vesting before they can be redeemed for shares, and thus become transferable. In all circumstances, restricted stock units granted by AES do not entitle the holder the right, or obligate AES, to settle the restricted stock unit in cash or other assets of AES.

Restricted stock units issued without the market condition have a grant-date fair value equal to the closing price of the Company’s stock on the grant-date. The Company does not discount the grant-date fair values determined to estimate post-vesting restrictions. RSUs without a market condition granted to non-executive employees during the six months ended June 30, 2006 and 2005, had a grant-date fair value per RSU of $17.58 and $16.81, respectively.

The effect of the market condition on restricted stock units issued to officers of the Company is reflected in the award’s fair value on the grant date. A discount of 64.4% was applied to the closing price of the Company’s stock on the date of grant to estimate the fair value to reflect the market condition for RSUs with market conditions granted during the six months ended June 30, 2006. No discount was applied to similar awards granted during the six months ended June 30, 2005. RSUs that also included a market condition granted during the six months ended June 30, 2006 and 2005, had a grant-date fair value per RSU of $11.32 and $16.81, respectively.

The following table summarizes the components of the Company’s stock-based compensation related to its employee RSUs recognized in the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in millions)		($ in millions)
Pre-tax RSU expense	$3	$3	$6	$5
Tax benefit	(1)	—	(2)	(1)
RSU expense, net of tax	2	3	4	4
Total intrinsic value of RSUs converted(1)	$—	$—	$—	$—
Total fair value of RSUs vested	$7	$3	$7	$3
Cash used to settle RSUs	$—	$—	$—	$—
Total compensation cost capitalized as part of the cost of an asset	$—	$—	$—	$—

(1)       No RSUs were converted during the three or six months ended June 30, 2006 or 2005.

As of June 30, 2006, $26 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 2.12 years. There were no modifications to RSU awards during the three or six months ended June 30, 2006.

A summary of the restricted stock unit activity for the six months ended June 30, 2006 follows (amounts of RSUs in thousands, $ in millions except per unit amounts):

	RSUs	Weighted Average Grant-date Fair Value (per RSU)	Weighted Average Remaining Vesting Term (in years)	Aggregate Intrinsic Value
Nonvested at December 31, 2005	2,376	$12.41
Vested year to date	(541)	$12.07
Forfeited and expired year to date	(146)	$11.77
Granted year to date	1,086	$14.52
Nonvested at June 30, 2006	2,775	$13.36
Vested at June 30, 2006	899	$10.83	—	$7
Vested and expected to vest at June 30, 2006	3,628	$12.70	1.72	$21

The weighted average grant-date fair value of RSUs granted during the six months ended June 30, 2005 was $16.81. The fair value of RSUs vested during the six months ended June 30, 2005 was $3 million. No RSUs were converted during the six months ended June 30, 2006 and 2005.

The total grant-date fair value of all RSUs granted during the six months ended June 30, 2006 was $17 million. If no discount was applied to reflect the market condition for RSUs issued to officers, the total grant-date fair value of all RSUs granted during the six months ended June 30, 2006 would have increased by $2 million.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

AES is a global power company that owns and operates a portfolio of electricity generation and distribution businesses and investments in 26 countries. AES reports its businesses under three business segments: one segment representing its distribution businesses, Regulated Utilities, and two segments representing its generation businesses, Contract Generation and Competitive Supply.

The Company is organized operationally along geographic lines, with management teams responsible for the financial results in each region. Each of the four regions, North America, Latin America, Europe & Africa, and Asia & Middle East, are led by a president reporting directly to the Chief Executive Officer (“CEO”). Our segment reporting follows this geographic breakdown effective with the second quarter 2006 results. Previously the Europe & Africa business included the Middle East, which is now part of Asia & Middle East, (“Asia & ME’’) and Asia included Kazakhstan businesses, now part of Europe & Africa. Prior period regional results conform to this new geographic alignment.

The Company also maintains a corporate Business Development group which manages the Company’s alternative energy business as well as large-scale mergers and acquisitions transactions and portfolio management, which can include the sale, refinancing or restructuring of all or a portion of an existing business to maximize value.

The Regulated Utilities segment consists primarily of 14 distribution companies in seven countries with over 11 million end-user customers. All of our companies operate in a defined service area. This segment is composed of one integrated utility located in the U.S. (IPL), two distribution companies in Brazil (Eletropaulo and Sul), one integrated utility in Venezuela (EDC), an integrated utility in Cameroon (AES SONEL) and electricity distribution businesses located in Argentina (EDELAP, EDEN and EDES), El Salvador (CAESS, CLESA, DEUSEM and EEO), and Ukraine (Kievoblenergo and Rivneenergo).

Contract Generation segment businesses are primarily comprised of interests in 76 power generation facilities totaling approximately 25 gigawatts of capacity installed or under construction in 19 countries. These businesses generate and sell electricity primarily to wholesale customers under power sales agreements of five years or longer for 75% or more of their output capacity at the time of origination. This limits their exposure to electricity price volatility. Exposure to fuel supply risks is also often limited through long-term fuel supply contracts or through fuel tolling arrangements whereby the customer assumes full responsibility for purchasing and supplying the fuel to the power plant. As a result of these contractual agreements, the businesses generally reduce commodity and electricity price volatility and thereby increase the predictability of their cash flows and earnings.

Competitive Supply segment businesses are primarily comprised of interests in 24 power generation facilities totaling approximately 12 gigawatts of capacity in seven countries. These businesses generate and sell electricity primarily to wholesale customers through competitive markets and, as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity and of natural gas, coal and other fuels. However, for our competitive supply business in New York, which includes a fleet of low-cost coal fired plants, we typically hedge the majority of our exposure to fuel, energy and emissions pricing simultaneously on forward basis for two or more years.

Second Quarter Operating Highlights

We achieved solid results in the second quarter of 2006 as compared to the second quarter of 2005 with positive improvements in all key financial drivers noted below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005		% Change	2006	2005	% Change
	($ in millions)
Revenue	$3,038	$2,649	`	15%	$6,020	$5,292	14%
Gross Margin	$919	$526		75%	$1,870	$1,349	39%
Gross Margin as a % of Revenue	30.3%	19.9%			31.1%	25.5%
Diluted Earnings Per Share from Continuing Operations	$0.31	$0.13		138%	$0.85	$0.31	174%
Net Cash Provided By Operating Activities	$433	$327		32%	$977	$845	16%

Revenue increased 15% to $3.0 billion for the three months ended June 30, 2006 primarily due to higher prices and volume across each region and favorable foreign currency translation impacts in Latin America . In addition to these revenue improvements, gross margin improved in large part due to the recognition of $192 million of bad debt expense in 2005 to fully provision certain municipal debt at our Brazilian regulated utilities. Gross margin increased 75% to $919 million for the three months ended June 30, 2006 and gross margin as a percentage of revenue increased to 30.3% for the three months ended June 30, 2006 from 19.9% in 2005.

Revenue increased 14% to $6.0 billion for the six months ended June 30, 2006 primarily due to higher prices and volume in several region and an increase in emission allowance sales in North America and Europe to $73 million from $30 million last year and favorable foreign currency translation impacts in Latin America. As a result, gross margin increased 39% to $1.9 billion for the six months ended June 30, 2006 and gross margin as a percentage of revenue increased to 31.1% for the six months ended June 30, 2006 from 25.5% in 2005.

Strategic Highlights

The Company continues to maintain an active development pipeline of potential growth investments. We are increasing resources in 2006 at both the corporate and business level in support of business development opportunities, which may include expansion at existing locations, new greenfield investments, privatization of government assets, and mergers and acquisitions. In addition, as part of our alternative energy business initiative, we look to participate in alternative energy markets such as LNG regasification and wind power generation, and reducing or offsetting greenhouse gas emissions, which may result in forming joint ventures, technology sharing or licensing arrangements, and other innovative market offerings. In April 2006 the Company announced plans to invest approximately $1 billion over the next three years in these alternative energy markets.

The Company expects to fund growth investments from net cash from operating activities and/or the proceeds from the issuance of debt, common stock, other securities, portfolio management, and partner equity contributions. We see sufficient value creating growth investment opportunities that may exceed available cash and net cash from operating activities in future periods.

The Company has placed one new growth project in commercial operation this year. This is the 121 MW, $180 million Buffalo Gap I wind power generation project in Texas, which achieved full commercial operations in April of 2006. The Company also refinanced approximately $117 million of the project cost through partnership equity, which was reflected as a change to minority interest.

We continued to implement our growth strategies through new investments in the second quarter. These included acquisition of 54 MW of wind generation assets in California from Enron Wind Systems, which will close in the third quarter, and the acquisition of an additional 25% interest in the Itabo coal-fired power plant in the Dominican Republic, which closed in the second quarter. Also, as part of our alternative energy strategy, the company has acquired a 9.9% ownership interest in AgCert International for $52 million. AgCert is an Ireland-based company involved in the creation of carbon dioxide offsets under the Kyoto Protocol. AgCert was formed to produce and sell reductions in greenhouse gas emissions from agricultural sources on an industrial scale. AES and AgCert have jointly announced the creation of a joint venture known as AES AgriVerde, which will employ AgCert’s greenhouse gas emission reduction technology in selected countries of Asia, Europe and North Africa. AES expects to invest approximately $325 million over the next five years into AES AgriVerde.

We also continued to move new projects from advanced development into design and construction. In the second quarter we announced the start of construction of our 670 MW Maritza East 1 lignite-fired power plant in Bulgaria, with an estimated project cost of $1.4 billion. The project is expected to be placed in service in 2009-2010. In the first quarter, the Company announced plans to construct a 150 MW, $320 million hydroelectric power plant in Panama. The project is expected to be placed in service in mid-2010. The Company’s growth project backlog (projects in the engineering phase or under construction) as of June 30, 2006 totaled 2,140 gross MW with a total expected investment of approximately $2.6 billion through 2010, including projects in Spain, Bulgaria, Panama, and Chile. Most of these capital project costs will be funded through non-recourse subsidiary debt financing and, in the case of the Spain project, partner capital contributions. The Company has a number of other growth investments in advanced feasibility study and commercial negotiation stages in a number of countries.

The Company continues to implement its portfolio management strategy, with the sale of its 50% interest in a power project in Kingston, Canada for $110 million in the first quarter. Another example of implementation of our portfolio management strategy was the sale of approximately 7.6% of the Company’s shares in AES Gener for $123 million in April 2006, reducing AES’s ownership percentage of AES Gener to 91%.

We also continue to make a priority the remediation of our material weaknesses previously identified in our 2005 Form 10-K. Remediation plans are in place for each of the identified material weaknesses.   These plans include hiring additional accounting and tax personnel at the corporate office to provide technical support and oversight of our financial processes, assessing skills of our existing finance resources and hiring additional personnel at the business units, where needed, and providing broad finance training for key business leaders along with specific technical accounting training on aspects of U.S. GAAP to select businesses and personnel. System upgrades and software are also being added to support certain remediation efforts.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ change	% change	2006	2005	$ change	% change
	($ in millions, except per share data)
Gross Margin:
Regulated Utilities	$408	$112	$296	264%	$774	$477	$297	62%
Contract Generation	415	353	62	18%	850	745	105	14%
Competitive Supply	96	61	35	57%	246	127	119	94%
Total gross margin	919	526	393	75%	1,870	1,349	521	39%
General and administrative expenses(1)	(59)	(45)	(14)	31%	(114)	(94)	(20)	21%
Interest expense	(442)	(475)	33	-7%	(874)	(941)	67	-7%
Interest income	90	93	(3)	-3%	206	182	24	13%
Other (expense) income, net	(49)	67	(116)	-173%	(97)	52	(149)	-287%
Gain on sale of investments	—	—	—	—	87	—	87	N/A
Foreign currency transaction gains (losses), net	1	(1)	2	-200%	(21)	(33)	12	-36%
Equity in earnings of affiliates	23	21	2	10%	59	46	13	28%
Income tax expense	(106)	(80)	(26)	33%	(296)	(227)	(69)	30%
Minority interest expense	(166)	(19)	(147)	774%	(254)	(125)	(129)	103%
Income from continuing operations	211	87	124	143%	566	209	357	171%
Loss from operations of discontinued businesses	(63)	(2)	(61)	3050%	(67)	—	(67)	N/A
Extraordinary items	21	—	21	N/A	21	—	21	N/A
Net income	$169	$85	$84	99%	$520	$209	$311	149%
PER SHARE DATA:
Basic income per share from continuing operations	$0.32	$0.13	$0.19	146%	$0.86	$0.32	$0.54	169%
Diluted income per share from continuing operations	$0.31	$0.13	$0.18	138%	$0.85	$0.31	$0.54	174%

(1)          General and administrative expenses are corporate and business development expenses

Overview

Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
Regulated Utilities	$1,506	50%	$1,376	52%	$2,976	49%	$2,755	52%
Contract Generation	1,199	39%	988	37%	2,350	39%	1,973	37%
Competitive Supply	333	11%	285	11%	694	12%	564	11%
Non-Regulated	1,532	50%	1,273	48%	3,044	51%	2,537	48%
Total	$3,038	100%	$2,649	100%	$6,020	100%	$5,292	100%

(1)  Prior period segment and regional results have been restated to reflect the movement of Eden in Argentina (Regulated Utilities) and Indian Queens in the U.K. (Competitive Supply) into discontinued operations. In addition, prior period regional results have been restated for the revised regional management structure which included the movement of the Middle East (“ME”) businesses from EMEA into Asia (renamed Asia & Middle East) and the movement of Kazakhstan from Asia into Europe (renamed Europe & Africa).

(2)   Sales from our Brazil generation business, Tiete (reported in the Contract Generation segment), to our Brazil distribution company, Eletropaoulo (reported in the Regulated Utilities segment), are eliminated within the Regulated Utilities segment due to the pass through nature of these costs. These intersegment revenues were $170 million and $119 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $337 million and $213 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

Revenues increased $389 million, or 15%, to $3.0 billion for the three months ended June 30, 2006 from $2.6 billion for the three months ended June 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 10% for the three months ended June 30, 2006 from the three months ended June 30, 2005. The increase in revenues, after adjusting for favorable foreign exchange rates, was driven by higher prices across all three segments and higher volume principally in our Contract Generation segment.

Revenues increased $728 million, or 14%, to $6.0 billion for the six months ended June 30, 2006 from $5.3 billion for the six months ended June 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 9% for the six months ended June 30, 2006 from the six months ended June 30, 2005. The increase in revenues, after adjusting for favorable foreign exchange rates, is driven by higher prices across all three segments, higher volume principally in Contract Generation, and an increase in emission allowance sales of $43 million.

Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
Regulated Utilities	$408	44%	$112	21%	$774	41%	$477	35%
Contract Generation	415	45%	353	67%	850	46%	745	56%
Competitive Supply	96	11%	61	12%	246	13%	127	9%
Non-Regulated	511	56%	414	79%	1,096	59%	872	65%
Total	$919	100%	$526	100%	$1,870	100%	$1,349	100%
Gross Margin as a % of Revenue	30.3%		19.9%		31.1%		25.5%

Gross margin increased $393 million, or 75%, to $919 million for the three months ended June 30, 2006 from $526 million for the three months ended June 30, 2005. This increase was primarily due to decreased bad debt expense in the Regulated Utilities segment and higher revenue pricing and volume as described above.

Gross margin increased $521 million, or 39%, to $1.9 billion for the six months ended June 30, 2006 from $1.3 billion for the six months ended June 30, 2005. This increase was primarily due to decreased bad debt expense in the Regulated Utilities segment, higher revenue pricing and volume, as well as an increase in emission allowance sales of $43 million.

Segment Analysis

Regulated Utilities Revenues

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$251	8%	$229	9%	$506	8%	$456	9%
Latin America	1,116	37%	1,020	38%	2,182	36%	2,039	38%
Europe & Africa	139	5%	127	5%	288	5%	260	5%
Total	$1,506	50%	$1,376	52%	$2,976	49%	$2,755	52%

Revenue from the regulated utilities segment for the three months ended June 30, 2006 increased $130 million, or 9%, compared to the three months ended June 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased 1% for the three months ended June 30, 2006 as compared to the same period in 2005, primarily due to higher average prices in North America related to higher fuel charges, largely offset by higher intercompany revenue in Latin America. Revenue increases were driven largely by Latin America which increased $96 million, or 9%, North America which increased $22 million, or 10%, and Europe & Africa which increased $12 million, or 9%. The Brazil real appreciated by 14% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 resulting in increased revenues at our Brazil regulated utilities. Excluding the impact of foreign currency translation, Latin America would have decreased by 2% due primarily to increased intercompany volume between Eletropaulo and Tiete in Brazil, which is eliminated in Regulated Utilities and reported in Contract Generation. This negative impact was mostly offset by favorable loss recovery and market sales at Eletropaulo in Brazil. The increase in North America was driven by higher average prices at IPL due to pass-through of higher fuel costs, offset partially by lower demand as the result of weather conditions. The increase in Europe & Africa was mostly the result of higher rates in the Ukraine.

Revenue from the regulated utilities segment for the six months ended June 30, 2006 increased $221 million, or 8%, compared to the six months ended June 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have decreased 2% relative to the six months ended June 30, 2005 primarily due to increased intercompany revenue in Latin America, lower prices and the 2005 retroactive tariff adjustment at Eletropaulo in Brazil. Revenue increases were driven largely by Latin America which increased $143 million, or 7%, North America which increased $50 million, or 11%, and Europe & Africa which increased $28 million, or 11%. The Brazilian real appreciated by 18% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulting in increased revenues at Eletropaulo and Sul in Brazil. Excluding the impact of foreign currency translation, Latin America decreased approximately 7%. This decrease was driven primarily by the increase in intercompany volume reported in Contract Generation described above and the realization in the first quarter of 2005 of $50 million for a retroactive prior year tariff increase in Brazil that was not realized in the first quarter of 2006. In addition, Eletropaulo experienced lower tariff-related contribution in 2006 versus 2005. These declines were offset slightly by increased demand and rates at EDC in Venezuela. The increase in North America was driven by higher average prices at IPL due to pass-through of higher fuel costs, offset partially by lower demand as the result of weather conditions. The increase at Europe & Africa was the result of favorable rates and demand in the Ukraine.

Regulated Utilities Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$60	7%	$76	14%	$123	7%	$158	11%
Latin America	317	34%	5	1%	589	31%	253	19%
Europe & Africa	31	3%	31	6%	62	3%	66	5%
Total	$408	44%	$112	21%	$774	41%	$477	35%
Regulated Utilities
Gross Margin as a % of Regulated Utilities Revenue	27.1%		8.1%		26.0%		17.3%

Gross margin from our regulated utilities segment increased $296 million, or 264%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due principally to the $192 million receivables reserve in 2005 in Brazil and favorable foreign currency translation effects. The improvement was driven by an increase of $312 million in Latin America, offset by a decrease of $16 million, or 21%, in North America. The increase in Latin America was primarily driven by the 2005 receivables reserve in Brazil, as well as favorable foreign exchange rates and favorable loss recovery and market sales at Eletropaulo in Brazil. The decrease in North America is mostly attributable to lower volume at IPL as well as higher maintenance costs due to major generating unit overhauls. Gross margin as a percentage of revenue increased to 27.1% in the three months ended June 30, 2006 versus 8.1% in the three months ended June 30, 2005 primarily due to the receivables reserve in 2005 in Brazil.

Gross margin from our regulated utilities segment increased $297 million, or 62%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due principally to the $192 million receivables reserve in 2005 in Brazil and favorable foreign currency translation effects. The improvement was driven by an increase of $336 million, or 133%, in Latin America, offset by a decrease of $35 million, or 22%, in North America. The increase in Latin America was primarily driven by the 2005 Brazil receivable reserves, favorable foreign exchange rates, and favorable loss recovery and market sales at

Eletropaulo in Brazil. Partially offsetting Latin America’s increase was the decrease in North America which was attributable to lower volumes and higher maintenance costs at IPL. Gross margin as a percentage of revenue increased to 26.0% in the six months ended June 30, 2006 versus 17.3% in 2005, primarily due to the receivables reserve booked in 2005 both at Eletropaulo and Sul in Brazil, offset by the tariff-related margin recovery benefit at Eletropaulo in the first quarter of 2005.

Contract Generation Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$327	11%	$318	12%	$638	11%	$613	11%
Latin America	502	16%	420	15%	1,013	17%	814	15%
Europe & Africa	116	4%	103	4%	251	4%	244	5%
Asia & ME	254	8%	147	6%	448	7%	302	6%
Total	$1,199	39%	$988	37%	$2,350	39%	$1,973	37%

Revenue from our contract generation segment for the three months ended June 30, 2006 increased $211 million, or 21%, compared to the three months ended June 30, 2005. Foreign currency translation did not have a significant impact on revenue for the three months ended June 30, 2006 versus 2005. The revenue increase resulted primarily from higher volume in Pakistan and favorable volume and prices in Latin America, together with the consolidation of Itabo in the Dominican Republic as a result of an increase in ownership during the quarter. Revenue increases were mostly attributable to Asia & ME which increased $107 million, or 73%, Latin America which increased $82 million, or 20%, and Europe & Africa which increased $13 million, or 13%. Asia & ME revenues increased mostly as a result of higher dispatch in Pakistan as well as higher contract pricing and volumes in Sri Lanka. The increase in Latin America was driven by Tietê in Brazil which experienced favorable foreign exchange and volume (mostly intercompany with Eletropaulo). Chile realized higher revenue due to an increase in the contract energy price and an increase in volume.  Finally, the consolidation of Itabo in the Dominican Republic added $20 million of incremental revenue. Europe & Africa’s favorable revenue was driven primarily by incremental emission allowance sales of $16 million compared to no sales in 2005.

Revenue from our contract generation segment for the six months ended June 30, 2006 increased $377 million, or 19%, compared to the six months ended June 30, 2005. Foreign currency translation did not have a significant impact on revenue for the six months ended June 30, 2006 versus 2005 as favorable exchange rates in Latin America were offset by unfavorable rates in Europe & Africa. Revenue increases were across all regions as Latin America increased $199 million, or 24%, Asia & ME increased $146 million, or 48%, North America which increased $25 million, or 4%, and Europe & Africa which increased $7 million, or 3%. The increases in Latin America was driven by higher volumes and pricing in the Dominican Republic and Chile. Finally, the consolidation of Itabo in the Dominican Republic added $20 million of incremental revenue. Asia & ME revenues increased mostly as a result of higher volume in Pakistan as well as higher contract pricing and volumes in Sri Lanka. The increase in North America was driven by increased charge rates for fuel and variable maintenance costs in Puerto Rico. The increase at Europe & Africa was primarily the result of incremental emission allowance sales of $23 million compared to no sales last year.

Contract Generation Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$99	11%	$105	20%	$186	10%	$210	16%
Latin America	206	22%	139	27%	433	23%	297	22%
Europe & Africa	39	4%	33	6%	96	5%	93	7%
Asia & ME	71	8%	76	14%	135	8%	145	11%
Total	$415	45%	$353	67%	$850	46%	$745	56%
Contract Generation Gross Margin as a % of Contract Generation Revenue	34.6%		35.7%		36.2%		37.8%

Gross margin from our contract generation segment increased $62 million, or 18%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due principally to the better volume and prices in Brazil and Chile, partially offset by higher maintenance expense in North America. Latin America was the primary driver of the improved gross margin as it increased by $67 million or 48% while Europe & Africa increased $6 million, or 18%. Offsetting these increases was North America which decreased $6 million, or 6%. Latin America’s increases were driven primarily by favorable revenue from Tietê and Gener as described above as well as lower cost of purchased electricity at Uruguaiana in Brazil. Europe & Africa increases were mostly driven by the higher emission allowance sales. North America’s decrease was attributable to Southland and Ironwood in the United States. Southland’s 2005 maintenance expenses were reduced due to business interruption insurance proceeds of $8 million relating to a 2004 event. Ironwood maintenance costs were higher due to outage related work on two units completed in 2006. The contract generation gross margin as a percentage of revenues decreased to 34.6% for the three months ended June 30, 2006 versus 35.7% for 2005, driven primarily by the increased dispatch in Pakistan as well as higher maintenance expenses in the North America, mostly offset by favorable pricing at Gener and the lower cost of electricity in Uruguaiana.

Gross margin from our contract generation segment increased $105 million, or 14%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 driven by the better volume and prices in Brazil and Chile, partially offset by higher maintenance expense in North America. Latin America was the primary driver of the increased gross margin as it increased by $136 million, or 46%. This was partially offset by decreases at North America of $24 million, or 11%, and Asia & ME of $10 million, or 7%. Latin America’s increases were driven primarily by favorable pricing and volume at Tietê and favorable pricing and fuels costs at Gener.  North America’s decrease was attributable to the increased maintenance costs described above for Southland and Ironwood. Also, Hawaii and Warrior Run experienced higher maintenance costs due to outages in the first quarter of 2006. Asia & ME was lower due to Kelantissa’s receipt of insurance proceeds in 2005 that reduced expenses. Also, increased fixed maintenance costs at Ras Laffan in Qatar contributed to the decrease. The contract generation gross margin as a percentage of revenues decreased to 36.2% for the first quarter of 2006 versus 37.8% for 2005, driven primarily by increased dispatch in Pakistan as well as higher maintenance costs in North America, partially offset by favorable pricing and fuel costs at Gener.

Competitive Supply Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$148	5%	$125	5%	$345	6%	$243	5%
Latin America	117	4%	96	4%	206	4%	176	3%
Europe & Africa	68	2%	64	2%	143	2%	145	3%
Total	$333	11%	$285	11%	$694	12%	$564	11%

Revenue from our competitive supply segment for the three months ended June 30, 2006 increased $48 million, or 17%, compared to the three months ended June 30, 2005. Excluding the impact of foreign currency translation, revenues increased approximately 18% for the three months ended June 30, 2006 versus 2005, due primarily to higher prices and volume in New York, higher prices in Argentina and higher volume and prices in Kazakhstan, partially offset by lower emission allowance sales. The revenue increase was driven by North America which increased $23 million, or 18%, and Latin America which increased $21 million, or 22%. North America’s increase was primarily due to higher spot prices and volume, partially offset by a decrease in emission allowance sales to $7 million compared to $27 million last year in New York. Latin America’s increase was mostly driven by favorable pricing and volume in Argentina, offset slightly by unfavorable exchange rates. Europe & Africa increased by $4 million due to favorable volume and prices in Kazakhstan.

Revenue from our competitive supply segment for the six months ended June 30, 2006 increased $130 million, or 23%, compared to the six months ended June 30, 2005. Excluding the impact of foreign currency translation, revenues increased approximately 24% for the six months ended June 30, 2006 versus 2005, due primarily to higher prices and volume in New York, higher prices in Argentina, and higher volume and prices in Kazakhstan, and higher emission allowance sales. The revenue increase was driven by North America which increased $102 million, or 42%, and Latin America which increased $30 million, or 17%. North America’s increase was primarily due to higher spot market prices, volume and increased emission allowance sales of $16 million in New York. This volume increase at New York is mostly attributable to a 20 day outage that occurred at Somerset in May of 2005. Also in North America, Deepwater in Texas realized higher prices due to a new contract agreement, as well as higher volume. Latin America’s increase was mostly from favorable prices in Argentina and Panama.

Competitive Supply Gross Margin

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$35	4%	$29	6%	$125	7%	$57	4%
Latin America	45	5%	29	6%	81	4%	53	4%
Europe & Africa	16	2%	3	—	40	2%	17	1%
Total	$96	11%	$61	12%	$246	13%	$127	9%
Competitive Supply Gross Margin as a % of Competitive Supply Revenue	28.8%		21.4%		35.4%		22.5%

Gross margin from our competitive supply segment increased $35 million, or 57%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due primarily to higher prices partially offset by lower emission allowance sales. The largest contributor to this increase was Latin America which increased $16 million, or 55%. In addition, Europe & Africa increased $13 million, and North America increased $6 million, or 21%. The increase in Latin America was the result of favorable revenue pricing as described above in Argentina.  Europe & Africa was favorable due to higher volume and prices in Kazakhstan. North America’s increase is attributable to higher spot prices and volume at New York, offset by a $20 million decline in the amount of emission allowance sales.  The competitive supply gross margin as a percentage of revenues increased to 28.8% for the first quarter of 2006 compared to 21.4% for 2005, primarily due to pricing in Latin America.

Gross margin from our competitive supply segment increased $119 million, or 94%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due primarily to higher prices and higher emission allowance sales. North America increased $68 million, or 119%. In addition, Latin America increased $28 million, or 53%, and Europe & Africa increased $23 million, or 135%. The increase in North America was the result of higher emission allowance sales and energy margins at our business in New York. Latin America’s increase was driven by favorable revenue pricing at Alicura. In addition, Panama increased on a year to date basis versus 2005 due to favorable pricing. Europe & Africa was favorable due to higher volume and prices in Kazakhstan. The competitive supply gross margin as a percentage of revenues increased to 35.4% for the first quarter of 2006 compared to 22.5% for 2005. This increase was primarily due to higher emission allowance sales and energy margins in New York as well as higher pricing in Latin America.

General and administrative expenses

General and administrative expenses increased $14 million to $59 million for the three months ended June 30, 2006 from $45 million for the three months ended June 30, 2005. General and administrative expenses as a percentage of total revenues remained constant at 2% for the three months ended June 30, 2006 and 2005, respectively. The increase is primarily due to compensation costs related to increased corporate staffing  and a higher level of business development spending.

General and administrative expenses increased $20 million to $114 million for the six months ended June 30, 2006 from $94 million for the six months ended June 30, 2005. General and administrative expenses as a percentage of total revenues remained constant at 2% for the six months ended June 30, 2006 and 2005, respectively. The increase is primarily due to higher business development spending and other corporate consulting costs.

Interest expense

Interest expense decreased $33 million, or 7%, to $442 million for the three months ended June 30, 2006 from $475 million for the three months ended June 30, 2005. Interest expense decreased primarily due to reduced debt balances at certain locations and gains on interest rate derivatives primarily related to the ineffective portion of interest rate cash flow hedges. This favorability was partially offset by the negative impacts of foreign currency translation.

Interest expense decreased $67 million, or 7%, to $874 million for the six months ended June 30, 2006 from $941 million for the six months ended June 30, 2005. Interest expense decreased primarily due to reduced debt balances at certain locations, a decrease in interest rates at our subsidiaries in Venezuela (EDC) and gains on interest rate derivatives  primarily related to the ineffective portion of interest rate cash flow hedges. This favorability was partially offset by the negative impacts of foreign currency translation.

Interest income

Interest income decreased $3 million to $90 million for the three months ended June 30, 2006 from $93 million for the three months ended June 30, 2005. Interest income increased $24 million to $206 million for the six months ended June 30, 2006 from $182 million for the six months ended June 30, 2005.

The decrease from the three months ended June 30, 2005 to the three months ended June 30, 2006 is attributable to a decrease in interest earned in the current year on regulatory assets in Brazil, offset by favorable foreign currency translation primarily due to the appreciation of the Brazilian real, as well as higher cash and cash equivalents and short-term investments in Chile and one of our Brazilian subsidiaries.

The increase from the six months ended June 30, 2005 to the six months ended June 30, 2006 is attributable to (i) the realization of $17 million in interest income at one of our subsidiaries in the Dominican Republic related to the settlement of certain net receivables with the government in February 2006, (ii) favorable foreign currency translation primarily due to the appreciation of the Brazilian real, and (iii) the impacts of higher cash and cash equivalents and short-term investments in Brazil and Chile. These items were partially offset by a decrease in interest earned on regulatory assets in Brazil of approximately $31 million.

Other (expense) income, net

Other income decreased $116 million to an expense of $49 million for the three months ended June 30, 2006 from $67 million for the three months ended June 30, 2005, and also decreased $149 million to an expense of $97 million for the six months ended June 30, 2006 from $52 million for the six months ended June 30, 2005.

The decrease in other income from the three months ended June 30, 2005 to the three months ended June 30, 2006 is attributable to (i) income recognized in the second quarter of  2005 from the reduction of business tax liability no longer required by Eletropaulo, our Brazilian distribution business, for $70 million and (ii) $20 million in liquidated damages due to the electricity offtaker as required under the energy agreement recognized in the 2nd quarter of 2006 as a result of continued delays in the current year at our construction project in Spain.

The decrease in other (expense) income from the six months ended June 30, 2005 to the six months ended June 30, 2006 is attributable to (i) a $40 million loss on the retirement of the parent’s senior subordinated debentures, (ii) a $22 million charge for a debt extinguishment in El Salvador, and (iii) the impact of the items in the second quarter as described above. These items were partially offset by a $14 million gain on the extinguishment of debt at a discount at an Argentina subsidiary, recognized in the first quarter of 2006.

Gain on sale of investments

Gain on sale of investments of $87 million for the six months ended June 30, 2006 included the net gain on the sale of our equity investment in a power project in Canada (Kingston) in March 2006. There were no sales of investments for the six months ended June 30, 2005.

Foreign currency transaction gains (losses) on net monetary position

Foreign currency transaction gains (losses) at certain of the Company’s foreign subsidiaries and affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in millions)
Argentina	$—	$1	$(4)	$5
Brazil	(12)	(8)	(27)	(36)
Venezuela	7	11	7	22
Dominican Republic	—	3	(2)	(5)
Pakistan	(4)	(5)	(9)	(11)
Chile	(3)	(2)	(1)	(2)
Kazakhstan.	8	(1)	9	(3)
Columbia .	8	(1)	8	(3)
Other	(3)	1	(2)	—
Total(1)	$1	$(1)	$(21)	$(33)

(1)          Includes $2 million of gains and $56 million of losses on foreign currency derivative contracts for the three months ended June 30, 2006 and 2005, respectively; and includes $16 million and $79 million of losses on foreign currency derivative contracts for the six months ended June 30, 2006 and 2005, respectively.

The Company recognized foreign currency transaction losses of $21 million for the six months ended June 30, 2006 compared to $33 million for the six months ended June 30, 2005. The drivers impacting the movement year over year primarily related to Argentina, Brazil, Venezuela, Kazakhstan and Columbia.

Foreign currency movements typically result from changes in exchange rates on U.S. dollar denominated debt, the gains or losses on monetary valuation of assets and liabilities for U.S. dollar denominated functional currency entities, or gains or losses on foreign currency derivatives.

The Argentine peso depreciated slightly during the three months ended June 30, 2006 and depreciated approximately 2% during the six months ended June 30, 2006 compared to an appreciation of approximately 1% and 3% during the same periods in 2005. The depreciation of the Argentine peso during the three and six months ended June 30, 2006 resulted in higher transaction losses on U.S. dollar denominated debt at our Argentina subsidiary, Parana, in 2006 as compared to transaction gains on the higher debt balance in 2005 which contributed to the $1 million and $9 million increase in foreign currency transaction losses for the three and six months ended June 30, 2006, respectively.

For the three months ended June 30, 2006, the Brazilian real appreciated 1% compared to 12% for the same period in 2005.  As a result, foreign currency transaction losses in Brazil increased $4 million compared to the same period in 2005 primarily due to a reduction in transaction gains at one of our Brazilian subsidiaries which holds U.S dollar denominated debt.  The reduction in transaction gains was offset by reduced losses on certain real denominated liabilities. The Brazilian real appreciated 8% during the six months ended June 30, 2006 compared to 13% during the same period in 2005 resulting in lower derivative losses in the current year compared to the six months ended June 30, 2005.

The Venezuelan bolivar remained constant during the three and six months ended June 30, 2006 compared to a constant rate during the three months ended June 30, 2005 and a depreciation of 11% during the six months end June 30, 2005. The functional currency of our Venezuelan subsidiary, EDC, is the U.S. dollar. When the Venezuelan bolivar experiences depreciation, gains are recognized related to the remeasurement of bolivar denominated monetary liabilities, including debt, thus higher transaction gains were recognized in 2005 in comparison to 2006.

Gains on currency conversions in Kazakhstan contributed to an increase in foreign currency transaction gains during the three and six months ended June 30, 2006.  In addition, the appreciation of currency on U.S. dollar denominated debt also contributed to the $9 million and $12 million increase in foreign currency transaction gains for the three and six months ended June 30, 2006.

The functional currency of our Columbian subsidiary is the U.S. dollar.  The Columbian peso depreciated 13% for the three and six months ended June 30, 2006 compared an appreciation of 2% during the same periods in 2005. When the Columbian peso experiences depreciation, gains are recognized related to the remeasurement of peso denominated monetary liabilities, including debt, thus higher transaction gains have been recognized in 2006 in comparison to 2005.

Equity in earnings of affiliates

Equity in earnings of affiliates increased $2 million, or 10%, to $23 million for the three months ended June 30, 2006 from $21 million for the three months ended June 30, 2005. The increase is primarily driven by stronger operating results from an equity investment held by our Chilean subsidiary.

Through mid-May of 2006, AES’s 25% share in Itabo’s net income was included in this line item on the statement of operations. Subsequent to the Company’s purchase of the additional 25% interest, Itabo is reflected as a consolidated entity in the financial statements.

Equity in earnings increased $13 million, or 28%, to $59 million for the six months ended June 30, 2006 from $46 million for the six months ended June 30, 2005. The increase from the six months ended June 30, 2005 to the six months ended June 30, 2006 is primarily due to the settlement of a legal claim in the first quarter of 2006 related to AES Barry, an equity method investee in AES.

Income taxes

Income tax expense on continuing operations increased $26 million to $106 million for the three months ended June 30, 2006 from $80 million for the three months ended June 30, 2005. The Company’s effective tax rates were 22% and 43% for the three months ended June 30, 2006 and 2005, respectively. Income tax expense on continuing operations increased $69 million to $296 million for the six months ended June 30, 2006 from $227 million for the six months ended June 30, 2005. The Company’s effective tax rates were 27% and 40% for the six months ended June 30, 2006 and 2005, respectively.

The net decrease in effective tax rates for the second quarter and six month periods in 2006 compared to the same periods in 2005 was due, in part, to the release of a $43 million valuation allowance at the Company’s Brazilian subsidiary, Eletropaulo, related to its deferred tax asset on certain pension obligations, a decrease in tax expense on unrealized foreign currency gains associated with U.S. dollar denominated debt held at certain Latin American subsidiaries, a decrease in U.S. taxes on distributions from certain non-U.S. subsidiaries due to recent changes in U.S. tax law, and the sale of Kingston, the gain on which was not taxable.

Minority interest

Minority interest expense, net of tax, increased $147 million to $166 million for the three months ended June 30, 2006 from $19 million for the three months ended June 30, 2005, and increased $129 million to $254 million for the six months ended June 30, 2006 from $125 million for the six months ended June 30, 2005. Minority interest increased in the three and six month periods primarily due to higher after tax earnings in Brazil. Comparisons were impacted by the gross margin impact of the second quarter 2005 Brazil receivables reserve expense adjustment, which reduced minority interest in that period.

Discontinued operations

As discussed in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, the results of operations for two entities are reflected within the discontinued operations portion of the financial statements.

In May 2006, the Company reached an agreement to sell its interest in Eden, a regulated utility located in Argentina. Governmental approval of the transaction is still pending in Argentina, but the Company has determined that the sale is probable at this time. Therefore, Eden, a wholly-owned subsidiary of AES, has been classified as “held for sale” and reflected as such on the face of the financial statements. Eden is a distribution company that is part of the Regulated Utilities segment. The Company recorded a $66 million impairment charge to adjust the carrying value of Eden’s assets to their estimated net realizable value. This expense is included in the discontinued operation section of the Statement of Operations. The sale is expected to close by the end of the year.

In May 2006, AES agreed to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, (collectively “IOP”), which is part of the Competitive Supply segment. IOP is an Open Cycle Gas Turbine, located in the U.K. The sale is expected to close by the end of the year.

Extraordinary item

As discussed in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, in May 2006, AES purchased an additional 25% economic interest in Itabo, a power generation business located in the Dominican Republic for approximately $23 million. Prior to May, the Company held a 25% economic interest in Itabo and had accounted for the investment using the equity method of accounting with a corresponding investment balance reflected in the “Investments in and advances to affiliates” line item on the balance sheet. As a result of the transaction, the Company consolidates Itabo and, therefore, the investment balance has been reclassified to the appropriate line items on the balance sheet with a corresponding minority interest liability for the remaining economic 52% not owned by AES. The Company recorded an after-tax extraordinary gain of $21 million as a result of the transaction.

Contingent Matters

As disclosed in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, in exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. In the event BNDES exercises its option, 100% of the Company’s ownership in Sul would be transferred to Brasiliana Energia and the Company would be required to recognize a non-cash loss on its investment in Sul estimated at approximately $566 million as of June 30, 2006. This amount primarily includes the recognition of currency translation losses and recording minority interest for BNDES’s share of Sul offset by the estimated fair value of the Sul Option accrued as of June 30, 2006. If the Company’s ownership in Sul is transferred to Brasiliana Energia, the Company’s ownership share would be reduced from approximately 100% to approximately 46%. In June 2006, BNDES and AES reached an agreement to terminate the Sul Option in exchange for the transfer of another wholly owned AES subsidiary, AES Infoenergy Ltda., to Brasiliana Energia and $15 million in cash. The closing of the agreement is pending finalization of the delivery of certain legal documentation and had not been executed as of June 30, 2006. As a result, the Sul Option remains outstanding until the consummation of the agreement; however, we believe it is unlikely that BNDES will exercise the Sul Option.

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

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the six months ended June 30, 2006. The Company did not make any changes to those policies during the period.

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

Effective January 1, 2003, we adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee awards granted, modified or settled after January 1, 2003. AES adopted SFAS No. 123R and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost will be recognized (a) based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006 and (b) based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated. See footnote 11 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

In April 2006, the FASB issued FSP FIN 46(R)-6. This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R). The guidance is to be applied to all entities with which the Company becomes involved and to all entities required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006. The Company is adopting the provisions of this position on July 1, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which is effective for years beginning after December 31, 2006. The Company will adopt FIN No. 48 on January 1, 2007 and the Company will record the results of the application of this interpretation as an adjustment to beginning retained earnings. FIN No. 48 applies to all tax positions accounted for under SFAS No. 109. The Company is determining the impact at this time.

In July 2006, the FASB also issued FSP SFAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP amends FASB Statement No. 13, “Accounting for Leases”, to require a lessor in a leveraged-lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The FSP is effective for years beginning after December 31, 2006. The cumulative effect of applying the provisions of this FSP will be recorded as an adjustment to the balance of beginning retained earnings as of January 1, 2007. The Company is determining the impact at this time.

Capital Resources and Liquidity

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as parent company), and is generally secured by the capital stock, physical assets, contracts and cash flows of the related subsidiary or affiliate. At June 30, 2006, we had $4.9 billion of recourse debt and $12.6 billion of non-recourse debt outstanding.

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

We intend to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or available on economically attractive terms. If we decide not to provide any additional funding or credit support to a subsidiary that has a project under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries loses a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary. At June 30, 2006, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $594 million (excluding those collateralized by letters of credit and other obligations discussed below).

As a result of AES parent’s below-investment-grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2006, we had $583 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. These letters of credit were provided under our revolver and senior unsecured credit facility. We pay letter of credit fees ranging from 1.75% to 2.75% per annum on the outstanding amounts. In addition, we had $1 million in surety bonds outstanding at June 30, 2006. Management believes that cash on hand, along with cash generated through operations, and our financing availability will be sufficient to fund normal operations, capital expenditures, and debt service requirements.

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

Cash Flows

At June 30, 2006, we decreased cash and cash equivalents by $57 million from December 31, 2005 to a total of $1,330 million. The change in cash balances was impacted by $977 million of cash provided by operating activities offset by the use of cash for investing and financing activities of $695 million and $367 million, respectively, and by the positive effect of exchange rates on cash of $28 million.

Operating Activities

Net cash provided by operating activities increased by $132 million to $977 million during the first half of 2006, compared to $845 million during the same period in 2005. Year over year earnings, excluding non-cash items, was $563 million. Non-cash items included depreciation and amortization from continuing operations of $473 million, compared to $439 million in the first half of 2005. These higher earnings and the receipt of certain settlement proceeds were offset by $157 million of additional payments for income taxes predominately at our Brazilian subsidiaries, long-term compensation payments related to vested performance units and increases in accounts receivable. Accounts receivables have increased due to increased net revenues without an increase in collections. In addition, a one-time cash inflow of $49 million was received in the first quarter of 2005 by EDC, our subsidiary in Venezuela, related to a cancelled foreign exchange derivative instrument.

Investing Activities

Net cash used in investing activities increased by $361 million to $695 million during the first half of 2006 compared to $334 million during the same period of 2005. This increase is attributable to the following:

Property additions increased $89 million during the first half of 2006 as compared to the first half of 2005 primarily due to increased spending of $62 million at Maritza in Bulgaria, $41 million at IPL in the U.S., $27 million at Buffalo Gap in the U.S., $23 million at Eletropaulo in Brazil and $13 million at Kilroot in the U.K. These expenditures were offset by a decrease in spending of $175 million at Cartagena in Spain as this project is nearing completion of construction. The remaining expenditures were incurred by our other subsidiaries.

Acquisitions – net of cash acquired includes $13 million related to the acquisition of an additional 25% of Itabo in the Dominican Republic. The prior year included costs related to our purchase of the Sea West wind development business.

Proceeds from the sale of a business included $110 million from the sale of our Kingston business to Northland Power Income Fund Commercial Trust, Canada in the first quarter of 2006 and $124 million from the sale of approximately 7.6% of our shares in AES Gener in the second quarter of 2006.

Purchases, net of sales of short-term investments increased $375 million during the first half of 2006 as compared to the same period in 2005 and included a $220 million increase in Brazil primarily as a result of the change in the investment strategy at Tiete from investing in cash equivalents to bonds issued by the Brazilian Government and $144 million increase at EDC in Venezuela due to release of collateral deposit on some local debt and other short term investments during the first half of 2005 that were not matched during the first half of 2006.

Restricted cash balances increased $88 million during the first half of 2006 as compared to the first half of 2005 primarily due to an increase in restricted cash of $56 at Maritza, $33 million at New York in the U.S., $22 million at Buffalo Gap, $15 million at Ras Laffan in Qatar, $11 million at AES Gener in Chile and $11 million at Kilroot in the U.K.  The increases were offset by decreases in restricted cash of $34 million at Eletropaulo and $13 million at Red Oak in the U.S.

Debt service reserves and other assets increased $78 million in the first half of 2006 as compared to the same period in 2005 mainly due to the payment of $117 million of construction costs from a reserve account related to our Cartagena construction project in Spain offset by a decrease in debt service reserves at our Ebute plant in Nigeria of $20 million as no additional reserves were required, both occurring in the first half of 2005. There was no significant activity in 2006.

Purchase of long term available for sale securities increased $52 million during the first half of 2006 as compared to the first half of 2005 due to an investment in AgCert International, an alternative energy business.

Financing Activities

Net cash used in financing activities decreased $73 million to $367 million during the first half of 2006 as compared to $440 million during the first half of 2005. The change was attributable to a decrease in debt repayments, net of issuances, of $77 million and an increase in minority contributions of $108 million, offset by an increase in minority distributions of $78 million as well as an increase in deferred financing costs of $45 million.

Debt issuances of recourse debt, non recourse debt and revolving credit facilities during the first half of 2006 was $1,392 million compared to $957 million during the first half of 2005. This increase was mainly due to a refinancing of debt at Sul in Brazil of $477 million, a bond issuance at CAESS in El Salvador of $207 million and at Clesa in El Salvador of $77 million, increased borrowing at Maritza of $92 million and at Itabo of $23 million used to purchase 24.99% share of AES Grand Itabo, and net increased company borrowing under revolving credit facilities of $143 million, of which $100 million was parent borrowing. These activities were offset by decreased borrowings at Eletropaulo of $168 million and at Buffalo Gap of $42 million, decreased project debt financing at Cartagena of $93 million, decrease at IPL of $72 million and at AES Gener of $61 million due to refinancing in 2005, and a decrease in local currency project debt and commercial paper at EDC of $149 million.

Debt repayments during the first half of 2006 were $1,721 million compared to $1,363 million during the same period in 2005. The increased repayments of $358 million were mainly due to the repayments of high cost project debt at Sul of $455 million, at CAESS of $177 million, at Buffalo Gap of $116 million and at Clesa of $49 million. In addition, the repayments include make-whole premiums of $35 million. The increase in repayments was offset by reduced repayments at EDC of $322 million, at AES Gener of $93 million and at IPL of $72 million.

Minority contributions during the first half of 2006 were $117 million compared to $9 million during the first half of 2005. This increase was due to Buffalo Gap, which received a contribution from their tax equity partners of $117 million. Minority distributions during the first half of 2006 were $125 million compared to $47 million. This increase was primarily due to Tiete, which paid minority dividends of $68 million.

Payments for deferred financing costs increased $45 million during the first half of 2006 primarily due to refinancing at Sul and new financing at Maritza and Caess.

Parent Company Liquidity

Because of the non-recourse nature of most of our indebtedness, we believe that unconsolidated parent company liquidity, a non-GAAP measure, is an important measure of liquidity. AES believes that parent company liquidity is an important measure for investors to understand its ability to meet corporate interest, overhead, taxes, and discretionary uses such as recourse debt reductions and corporate investments

Our principal sources of liquidity at the parent company level are:

•       dividends and other distributions from our subsidiaries, including refinancing proceeds;

•       proceeds from debt and equity financings at the parent company level, including borrowings under our revolving credit facility; and

•       proceeds from asset sales, including stock in our subsidiaries.

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

The Company entered into a $500 million senior unsecured credit facility agreement effective March 31, 2006.  On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. The Company had $100 million of  outstanding borrowings and $394 million of letters of credit outstanding against the senior unsecured credit facility as of June 30, 2006. The credit facility will be used for general corporate purposes and to provide letters of credit to support AES’s investment commitment as well as the underlying funding for the equity portion of its investment in AES Maritza East 1 on an intermediate-term basis. AES Maritza East 1 is a coal-fired generation project that began construction in the second quarter of 2006.

Parent liquidity was as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	($ in millions)
Cash and cash equivalents	$1,330	$1,387
Less: Cash and cash equivalents at subsidiaries	1,259	1,125
Parent cash and cash equivalents	71	262
Borrowing available under revolving credit facility	461	356
Borrowing available under senior unsecured credit facility	106	—
Cash at qualified holding companies	7	6
Total parent liquidity .	$645	$624

The following table sets forth our parent company contingent contractual obligations as of June 30, 2006:

Contingent contractual obligations	Amount	Number of Agreements	Exposure Range for Each Agreement
	($ in millions)		(in millions)
Guarantees	$594	36	<$1 – $100
Letters of credit—under the revolving credit facility	189	15	<$1 – $ 45
Letters of credit—under the senior unsecured credit facility	394	1	<$394
Surety bonds	1	1	<$1
Total	$1,178	53

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

While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2006, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company level with a secured revolving credit facility of $650 million. We had no outstanding borrowings under the revolving credit facility at June 30, 2006. At June 30, 2006, we had $189 million of letters of credit outstanding under the revolving credit facility. The Company entered into a $500 million senior unsecured credit facility agreement effective as of March 31, 2006. On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. At June 30, 2006, the Company had $100 million of outstanding borrowings and $394 million of letters of credit outstanding under the senior unsecured credit facility.

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $218 million at June 30, 2006.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the six months ended June 30, 2006 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2005.

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

The Value at Risk as of June 30, 2006 for foreign exchange, interest rate and commodities was $51 million, $73 million and $22 million, respectively.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2006, our disclosure controls and procedures were not effective, as a result of the material weaknesses described below.

As reported in Item 9A of the Company’s 2005 Form 10-K/A filed on April 4, 2006, management reported that material weaknesses existed in our internal controls as of December 31, 2005 and is in the process of taking remedial steps to correct these weaknesses. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this June 30, 2006 Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than progress on remediation efforts of certain material weaknesses, as discussed below.

As reported in Item 9A of our 2005 Form 10-K/A filed on April 4, 2006, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005. These material weaknesses continued to exist as of June 30, 2006. The following is a discussion of the material weaknesses, any of which could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

Income Taxes:

The Company lacked effective controls for the proper reconciliation of the components of its parent company and subsidiaries’ income tax assets and liabilities to related consolidated balance sheet accounts, including a detailed comparison of items filed in the subsidiaries’ tax returns to the corresponding calculation of U.S. GAAP balance sheet tax accounts. The Company lacked an effective control to ensure that foreign subsidiaries whose functional currency is the U.S. dollar had properly classified income tax accounts as monetary, rather than non-monetary, assets and liabilities at the time of acquisition. These subsidiaries were not re-measuring their deferred tax balances each period in accordance with FASB Statement (“SFAS”) No. 52, Foreign Currency Translation and SFAS No. 109, Accounting for Income Taxes. Finally, the Company determined that it lacked effective controls and procedures for evaluating and recording tax related purchase accounting adjustments to the financial statements.

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

Derivative Accounting:

The Company lacked effective controls related to accounting for certain derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, a deficiency was identified related to a lack of sufficient controls designed to ensure the adequate analysis and documentation of whether or not certain fuel contracts or power purchase contracts met the criteria of being accounted for as a derivative instrument at inception and on an ongoing basis. The Company lacked an effective control to ensure adequate hedge valuation was performed and lacked effective controls to ensure preparation of adequate documentation of the on-going assessment of hedge effectiveness, in accordance with SFAS 133, for certain interest rate and foreign currency hedge contracts entered into prior to 2005.

Material Weaknesses Remediation Plans as of the date of filing this Form 10-Q

Management and our Board of Directors are committed to the remediation of these material weaknesses as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management has developed remediation plans for each of the weaknesses described below and has initiated efforts to strengthen the existing finance organization and systems across the Company. These efforts include hiring additional accounting and tax personnel at the Corporate office to provide technical support and oversight of our global financial processes, as well as assessing where additional finance resources may be needed at our subsidiaries. Various levels of training programs on specific aspects of U.S. GAAP have been developed and provided to our subsidiaries during the first and second quarters of 2006. Additional training will be provided throughout the remainder of the year, as required.

Income Taxes:

The Company previously corrected errors identified and recorded tax accounting adjustments on the appropriate subsidiaries’ books for ongoing tracking, reconciliation and translation, where appropriate. As of the end of the second quarter, the Company has implemented new controls and procedures and will begin testing the operating effectiveness of these new controls and procedures during the third quarter of 2006. The remediation steps performed include the following:

•        Adopted a more rigorous approach to communicate, document and reconcile the detailed components of subsidiary income tax assets and liabilities including development and distribution of policy and procedure manuals and detailed checklists for use by our subsidiaries;

•        Expanded staffing and resources at the Corporate office and continued use of external third party assistance until additional staff can be hired at the subsidiary level;

•        Provided multiple sessions of SFAS 109 training to the income tax accounting function throughout the Company;

•        Developed best practice processes to ensure tax related purchase accounting adjustments are  properly evaluated and recorded; and

•        Implemented additional procedures for tax and accounting personnel in the identification and evaluation of non-recurring tax adjustments and in tracking movements in deferred tax accounts recorded by the parent company and its subsidiaries.

Aggregation of Control Deficiencies at our Cameroonian Subsidiary:

The Company is utilizing an external third party, in conjunction with our Corporate finance department and local Internal Audit resources, to assist the SONEL finance team with performing detailed analytical reviews of SONEL’s financial statements to obtain assurance that reported results are not misstated. The Company currently is executing its remediation plan that includes the following:

•        Developing tools to assist SONEL with performing consistent, routine analytical reviews of its financial results, including key balance sheet account analyses and conversion of local currency financial statements to U.S. Dollar;

•        Identifying where additional finance personnel are needed within the core SONEL financial reporting team as well as to support the operational areas and regional offices;

•        Evaluating the business processes to determine where improvements need to be made to support and improve the quality of financial information provided for consolidation and analysis, as well as identifying where key control activities need to be implemented;

•        Developing local policy and procedure guidance for use by SONEL regional offices to ensure implementation and future execution of controls; and

•        Expanding the information technology infrastructure, resources, and capabilities across SONEL’s business units in order to centralize and improve the financial data collection process.

Lack of U.S. GAAP Expertise in Brazilian Businesses:

The Company has performed detailed analysis of the U.S. GAAP financial results, including conversion of local GAAP to U.S. GAAP. Specific reviews of U.S. GAAP issues were performed by the Brazil country level CFO and additional reviews of significant accounting positions were added to the on-going monthly and quarterly analysis discussions held between the Brazilian finance organization and the Corporate finance department, to obtain assurance that reported results are not misstated. The Company has or is currently executing steps in its remediation plan that includes the following:

•        Engaged an external third party to assist the Brazil finance staff and are in the process of performing specific accounting process reviews in order to identify new controls, and develop detailed U.S. GAAP and operational accounting policy and procedure guidance that specifically will address application of SFAS 71, SFAS 133, SFAS 109, SFAS 95 and SFAS 87;

•        Provided general U.S. GAAP training to the Brazilian finance organization. Additional detailed training programs on specific aspects of U.S. GAAP are planned for the third quarter;

•        Hiring additional finance personnel to support the local, regulatory and  U.S. GAAP reporting requirements within the Brazilian businesses; and

•        Developing procedures to ensure timely and complete communication and evaluation of operational issues that have a potential impact on the financial results within the Brazilian businesses and formalizing processes to evaluate complex issues with technical accounting personnel at Corporate.

Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

The Company previously confirmed the correct evaluation and documentation of certain material intercompany loans with the parent denominated in currencies other than the entity’s functional currency to ensure proper application of SFAS 52 and re-evaluated and documented the functional currencies of certain U.S. and non U.S. holding companies to ensure that proper SFAS 52 translations were being performed. The Company currently is executing its remediation plan that includes the following:

•        Developing additional accounting policy guidance for communication to  its subsidiaries regarding the requirements of SFAS 52 related to intercompany loan transactions to ensure proper evaluation of material transactions;

•        Providing training programs on critical aspects of  SFAS 52, including preparing workshops on how to apply SFAS 52 to intercompany transactions; and

•        Developing and implementing procedures to ensure documentation and testing of the proper determination of an entity’s functional currency on a periodic basis, particularly as it relates to the Company’s material holding company structures.

Derivative Accounting:

The Company previously performed a reassessment of certain material fuel contracts and power purchase contracts to confirm that appropriate documentation existed or that the contracts did not qualify as derivatives. The Company also previously performed a detailed review of material components of the other comprehensive income balance within stockholders’ equity to ensure appropriate application of on-going hedge effectiveness testing and documentation. The Company has executed or is currently executing steps in its remediation plan that includes the following:

•        Engaged outside resources to assist management in refining comprehensive derivative policies and procedures for use by our subsidiaries when evaluating, reviewing and approving contracts that may qualify as derivatives;

•        Developing an automated solution to collect and consolidate all material contracts at our subsidiaries to assist in the appropriate evaluation and documentation requirements in accordance with SFAS 133;

•        Provided detailed training session to subsidiaries on new policy and procedure guidance related to contract evaluation. Additional training  to be  provided on a routine basis to both finance and non-finance employees who are responsible for hedging activities, development of power purchase agreements and negotiation of significant purchase contracts; and

•        Expanding the technical accounting personnel who will support our subsidiaries in the evaluation of derivative implications within hedge instruments and purchase/sale contracts.

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

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletricidade de São Paulo S.A. (“Eletropaulo”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court against Eletropaulo and CTEEP to collect approximately R$615.7 million (US$284.5 million) and R$49.4 million (US$22.8 million) from Eletropaulo and CTEEP, respectively. Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because its alleged liability has been transferred to CTEEP pursuant to Eletopaulo’s privatization in 1998. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice. In June 2006, the Superior Court of Justice reversed the Appellate Court decision, reintroducing Eletropaulo as a defendant in the execution action, and remanded the case to the Fifth District Court for further proceedings.

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

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. The FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange for the period from October 2, 2000 to June 20, 2001 (“Refund Period”). The Ninth Circuit Court of Appeals addressed the appeal of the FERC’s decision not to impose refunds for the alleged failure to file rates, including transaction specific data, for sales during 2000 and 2001. Although in its order issued on September 9, 2004 the Ninth Circuit did not order refunds, the Ninth Circuit remanded the case to the FERC for a refund proceeding to consider remedial options. On July 31, 2006, the Ninth Circuit denied rehearing of that order. Certain buyers have moved for a temporary stay of the remand to FERC so that settlement discussions may take place. In addition, on August 2, 2006, in a separate case, the Ninth Circuit heard oral arguments on the scope of refunds and the transactions subject to refunds, confirming the Refund Period but expanding the transactions subject to refunds to include multi-day transactions (“August 2 Decision”).  The Ninth Circuit also expanded the potential liability of sellers to include tariff violations that may have occurred prior to the Refund Period. The Ninth Circuit ordered the matter remanded to FERC but temporarily stayed that order to facilitate settlement discussions. Placerita made sales during the time period at issue in the appeals. Both appeals may be subject to further court review. Prior to the August 2 Decision, AES Placerita’s liability could have approximated $23 million plus interest.  The August 2 Decision is unclear whether AES Placerita’s potential liability is less than or exceeds that amount.  The Company continues to evaluate the impact of the August 2 Decision on AES Placerita’s potential liability. AES Placerita believes they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit.

In November 2000, the Company was named in a purported class action along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, allegedly resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and names the Company, AES Redondo Beach, LLC, AES Alamitos, LLC, and AES Huntington Beach, LLC as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002. Certain defendants appealed aspects of that decision to the United States Court of Appeals for the Ninth Circuit. On December 8, 2004, a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court. On July 8, 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety. On October 3, 2005, the court sustained the demurrer and entered an order of dismissal. On December 2, 2005, plaintiffs filed a notice of appeal. Plaintiffs-appellants filed their opening appeal brief on June 16, 2006. Defendants-appellees anticipate filing their responsive brief in or about mid-August 2006. The AES defendants believe that they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in this lawsuit.

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31,

2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the India courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3 9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. A decision on liability has not yet been issued. Moreover, a petition remains pending before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings with respect to the CESCO arbitration. The Company believes that it has meritorious defenses to the allegations asserted against it and will defend itself vigorously in these proceedings.

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

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”) and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the United States District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the pension committee for the Indianapolis Power & Light Company thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In December 2002, plaintiffs moved to certify this case as a class action. The Court granted the motion for class certification on September 30,

2003. On October 31, 2003, the parties filed cross-motions for summary judgment on liability. On August 11, 2005, the Court issued an order denying the summary judgment motions, but striking one defense asserted by defendants. A trial addressing only the allegations of breach of fiduciary duty began on February 21, 2006 and concluded on February 28, 2006. Post-trial briefing was completed on April 20, 2006.  The parties are awaiting a ruling by the Court. If the Court rules against the IPALCO defendants, one or more trials on reliance, damages, and other issues will be conducted separately. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend itself vigorously in this lawsuit.

In November 2002, Stone & Webster, Inc. (“S&W”) filed a lawsuit against AES Wolf Hollow, L.P. (“AESWH”) and AES Frontier, L.P. (“AESF,” and, collectively with AESWH, “sub-subsidiaries”) in the District Court of Hood County, Texas. At the time of filing, AESWH and AESF were two indirect subsidiaries of the Company, but in December 2004 the Company finalized agreements to transfer the ownership of AESWH and AESF to a third party. S&W contracted with AESWH and AESF in March 2002 to perform the engineering, procurement and construction of the Wolf Hollow project, a gas-fired combined cycle power plant in Hood County, Texas. In its initial complaint, filed in November 2002, S&W requested a declaratory judgment that a fire that took place at the project on June 16, 2002 constituted a force majeure event, and that S&W was not required to pay rebates assessed for associated delays. As part of the initial complaint, S&W also sought to enjoin AESWH and AESF from drawing down on letters of credit provided by S&W. The Court refused to issue the injunction, and the sub-subsidiaries drew down on the letters of credit and withheld milestone payments from S&W. S&W amended its complaint five times and joined additional parties, including the Company and Parsons Energy & Chemicals Group, Inc. In addition to the claims already mentioned, the claims by S&W included claims for breach of contract, breach of warranty, wrongful liquidated damages, foreclosure of lien, fraud and negligent misrepresentation. S&W appeared to assert damages against the sub-subsidiaries and the Company in the amount of $114 million in expert reports and sought exemplary damages. S&W filed a lien against the ownership interests of AESWH and AESF in the property, with each lien allegedly valued, after amendment on March 14, 2005, at approximately $87 million. In January 2004, the Company filed a defamation counterclaim against S&W and its parent, the Shaw Group, Inc. (“Shaw”). AESWH and AESF filed answers and counterclaims against S&W, which were amended. The amount of AESWH and AESF’s counterclaims were approximately $215 million, according to calculations of the sub-subsidiaries and of an expert retained in connection with the litigation, minus the contract balance, not earned as of December 31, 2005, to the knowledge of the Company, in the amount of $45.8 million. In March 2004, S&W and Shaw each filed an answer to the counterclaims. The counterclaims and answers subsequently were amended. In November 2005, the Company filed a motion for summary judgment to dismiss all claims asserted against it by S&W. In April 2006, the Court granted the Company’s motion for summary judgment. In June 2006, the parties executed a confidential settlement agreement settling all of their respective claims.

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

In May 2003, there were press reports of allegations that in April 1998 Light Serviços de Eletricidade S.A. (“Light”) colluded with Enron in connection with the auction of AES Eletropaulo. Enron and Light were among three potential bidders for AES Eletropaulo. At the time of the transaction in 1998, AES owned less than 15% of the stock of Light and shared representation in Light’s management and Board with three other shareholders. In June 2003, the Secretariat of Economic Law for the Brazilian Department of Economic Protection and Defense (“SDE”) issued a notice of preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to certain allegations arising out of the privatization of AES Eletropaulo. On August 1, 2003, AES Elpa responded on behalf of AES-affiliated companies and denied knowledge of these allegations. The SDE began a follow-up administrative proceeding as reported in a notice published on October 31, 2003. In response to the Secretary of Economic Law’s official letters requesting explanations on such accusation, AES Eletropaulo filed its defense on January 19, 2004. On April 7, 2005 AES Eletropaulo responded to a SDE request for additional information. On July 11, 2005, the SDE ruled that the case was dismissed due to the passing of the statute of limitations.  Subsequently, the case was sent to the Administrative Council for Economic Defense, the Brazilian antitrust authority for final review of the decision.

AES Florestal, Ltd. (“Florestal”), had been operating a pole factory and had other assets in the State of Rio Grande do Sul, Brazil (collectively, “Property”). AES Florestal had been under the control of AES Sul since October 1997, when AES Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of AES Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (CEEE), had been using those contaminants to treat the poles that were manufactured at the factory.  AES Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a Police Investigation (IP number 1041/05) to investigate the potential criminal liability regarding the contamination at the pole factory. The environmental agency (“FEPAM”) has also started a procedure (Procedure n. 088200567/05-9) to analyze the measures that shall be taken to contain and remediate the contamination. The measures that must be taken by AES Sul and CEEE are still under discussion. In 2005, the control of AES Florestal was transferred from AES Sul to AES Guaíba II in accordance with Federal Law n. 10848/04. AES Florestal subsequently became a non-operative company. Also, in March 2000, AES Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in AES Sul’s name the Property that it acquired through the privatization but that remained registered in CEEE’s name. During those proceedings, a court-appointed expert acknowledged that AES Sul had paid for the Property but opined that the Property could not be re-registered in AES Sul’s name because CEEE did not have authority to transfer the Property through the privatization. Therefore, AES waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property.  That claim is pending. Moreover, in February 2001, CEEE and the State of Rio Grande do Sul brought suit in the 7th Court of Public Treasure of Porto Alegre against AES Sul, AES Florestal, and certain public agents that participated in the privatization. The plaintiffs alleged that the public agents unlawfully transferred assets and created debts during the privatization. In November 2005, the Court ruled that the Property must be returned to CEEE. Subsequently, AES Sul and CEEE jointly possessed the pole factory for a time, but CEEE has had sole possession of the pole factory since April 2006. The rest of the Property will be returned to CEEE after inspection by a court-appointed expert.

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

In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”) filed two lawsuits against Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), an affiliate of the Company, one in the First Chamber of the Civil and Commercial Court of First Instance for the National District (“First Chamber”), and the other in the Fifth Chamber of the Civil and Commercial Court of First Instance of the National District (“Fifth Chamber”).  In both lawsuits, CDEEE alleges that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant, and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. (“Coastal”) without the required approval of Itabo’s board of administration.  Both AES Gener and Coastal were private shareholders of Itabo at the time of the rehabilitation, which was performed from January 2000 to September 2003, but in May 2006 Coastal sold its interest in Itabo to an indirect subsidiary of the Company. In the First Chamber lawsuit, CDEEE seeks an order that Itabo provide an accounting of its transactions relating to the rehabilitation.  On November 29, 2004, the First Chamber dismissed the case for lack of legal basis.  On February 2, 2005, CDEEE appealed the decision to the Court of Appeals of Santo Domingo.  On October 14, 2005, the Court of Appeals decided the appeal in Itabo’s favor, reasoning that it lacked jurisdiction over the dispute because the parties’ contracts (which were executed in conjunction with the capitalization process that created Itabo) mandated arbitration.  On January 11, 2006, CDEEE appealed the Court of Appeals’ decision to the Supreme Court of Justice, which is considering the appeal. In the Fifth Chamber lawsuit, which also names Itabo’s former president as a defendant, CDEEE requests an order that: (1) Itabo provide an accounting of all affiliated transactions and all transactions from September 1999 to 2004; (2) Itabo pay damages in the amount of approximately $15 million; and (3) the assets of Itabo and its former president be seized if Itabo fails to comply with the order.  On October 6, 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties’ contracts. On November 6, 2005, CDEEE appealed the decision to the First Chamber of the Court of Appeal of the National District, which is considering the appeal. In a related proceeding, on May 26, 2005, Itabo filed a lawsuit in the United States District Court for the Southern District of New York seeking to enjoin CDEEE from prosecuting its claims in the Dominican Republic Courts and to compel CDEEE to arbitrate its claims against Itabo. The petition was denied on July 18, 2005, and Itabo appealed that decision to the United States Court of Appeal for the Second Circuit on September 6, 2005. The appeal is pending.  In another related proceeding, on February 9, 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas (“FONPER”) in the Arbitral Court of the ICC seeking, among other relief, to enforce the arbitration provisions in parties’ contracts. On March 28, 2006, Itabo and FONPER executed an agreement resolving all of their respective claims in the arbitration. The settlement agreement has been approved by the ICC. On May 28 through 31, 2006, Itabo and CDEEE attended an evidentiary hearing before the arbitral tribunal. A ruling on the arbitration is pending.  Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings.

On February 18, 2004, AES Gener S.A. (“Gener”), a subsidiary of the Company, filed a lawsuit against Coastal in the Federal District Court for the Southern District of New York. Coastal was Gener’s co-venturer in Itabo at the time the lawsuit was filed, however, Coastal sold its stake in Itabo to an indirect subsidiary of the Company in May 2006. The lawsuit sought to enjoin the efforts initiated by Coastal to hire an alleged “independent expert,” purportedly pursuant to the shareholders’ agreement between the parties, to perform a valuation of Gener’s aggregate interests in Itabo. Coastal asserted that Gener had committed a material breach under the parties’ Shareholders Agreement, and therefore, Gener was required if requested by Coastal to sell its aggregate interests in Itabo to Coastal at a price equal to 75% of the independent expert’s valuation. Coastal claimed a breach occurred based on alleged violations by Gener of purported antitrust laws of the Dominican Republic and breaches of fiduciary duty. Gener disputed that any default had occurred. On March 11, 2004, upon motion by Gener, the court enjoined disclosure of the valuation performed by the “expert” and ordered the parties to arbitration. On March 11, 2004, Gener commenced arbitration proceedings in the International Chamber of Commerce (“ICC”) seeking, among other things, a declaration that it had not breached the Shareholders Agreement. Coastal then filed a counterclaim alleging that Gener had breached the Shareholders Agreement. On January 4, 2006, Coastal filed a “Withdrawal of Counterclaim” with a “Withdrawal of Notice of Defaults” withdrawing with prejudice its allegations that Gener SA had violated the Shareholders Agreement. On June 2, 2006, Gener and Coastal jointly requested that the arbitration tribunal issue a final award dismissing Gener’s claims without prejudice, dismissing Coastal’s claims with prejudice, and requiring the parties to bear their own litigation expenses.  The arbitration tribunal granted the request on July 4, 2006, and the ICC approved the tribunal’s decision on July 11, 2006.

Pursuant to the pesification established by the Public Emergency Law and related decrees in Argentina, since the beginning of 2002, the Company’s subsidiary TermoAndes has converted its obligations under its gas supply and gas transportation contracts into Argentine pesos. In accordance with the Argentine regulations, payments were made in Argentine pesos at a 1:1 exchange rate. Certain gas suppliers (Tecpetrol, Ledesma, Mobil and Compañía General de Combustibles S.A.), which represented 50% of the gas supply contracts, have objected to the payment in pesos. On January 30, 2004, such gas suppliers filed for arbitration with the ICC requesting the re-dollarization of gas prices. TermoAndes replied on March 10, 2004 with a counter-lawsuit related to: (i) the default of suppliers regarding the most favored nation clause; (ii) the unilateral modification of the point of gas injection by the suppliers; (iii) the obligations to supply the contracted quantities; and (iv) the ability of TermoAndes to resell the gas not consumed. On January 26, 2006, the parties resolved all outstanding disputes including the pending arbitration proceeding before the ICC. A final award consistent with the parties’ settlement agreement was issued on April 18, 2006. Additionally, the contract between the parties was adapted to TermoAndes requirements and market conditions, including the termination of the contractual relationship with Ledesma.

On or about October 27, 2004, Raytheon Company (“Raytheon”) filed a lawsuit against AES Red Oak LLC (“Red Oak”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief concerning alleged issues related to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon related to the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. In January 2005, Raytheon moved for dismissal of Red Oak’s fraud counterclaims and requests for consequential damages. In March 2005, the motion to dismiss was withdrawn and a partial motion for summary judgment was filed by Raytheon seeking return of approximately $16 million of the letter of credit draw, which sum allegedly represented the amount of the draw that had yet to be utilized for the performance/construction issues.

Red Oak submitted its opposition to the partial motion for summary judgment in April 2005. Meanwhile, Raytheon re-filed its motion to dismiss the fraud counterclaims. In late April 2005, Red Oak filed its response opposing the renewed motion to dismiss. In December 2005, the Court granted a dismissal of Red Oak’s fraud counterclaims. The Court also ordered Red Oak to pay Raytheon approximately $16.3 million plus interest. On April 21, 2006, Red Oak paid Raytheon approximately $16.3 million plus approximately $1.8 million in interest. Pursuant to a joint stipulation, on May 30, 2006, Raytheon posted a new credit in the amount of approximately $16.3 million. On July 6, 2006, Red Oak appealed the dismissal of its fraud claims to the Appellate Division of the Supreme Court. The parties are conducting discovery. The discovery cut-off is December 15, 2006. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September of 2005, and filed its answer, affirmative defenses, and counterclaim in October of 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien or consent to a stay. Red Oak believes it has meritorious defenses to the claims asserted against it and expects to defend itself vigorously in the lawsuits.

On January 26, 2005, the City of Redondo Beach (“City”), California, sent Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, a notice of assessment for allegedly overdue utility users’ tax (“UUT”) for the period of May 1998 through September 2004, taxing the natural gas used at AES Redondo’s plant to generate electricity during that period. The original assessment included alleged amounts owing of $32.8 million for gas usage and $38.9 million in interest and penalties. The City lowered the total assessment to $56.7 million on July 13, 2005, based on an admitted calculation error. An administrative hearing before the City Tax Administrator was held on July 18 21, 2005, to hear Williams’ and AES Redondo’s respective objections to the assessment. On September 23, 2005, the Tax Administrator issued a decision holding AES Redondo and Williams jointly and severally liable for approximately $56.7 million, over $20 million of which constituted interest and penalties (“September 23 Decision”). On October 7, 2005, AES Redondo and Williams filed an appeal of that decision with the City Manager of Redondo Beach, who appointed a hearing officer to decide the appeal. Those proceedings are ongoing, although a schedule has not been established for a hearing or decision. In addition, in July 2005, AES Redondo filed a lawsuit in Los Angeles Superior Court seeking a refund of UUT that was paid from February 2005 through final judgment in that case, and an order that the City cannot charge AES Redondo UUT going forward (“July 2005 Lawsuit”). At a February 6, 2006 status conference, the Superior Court stayed AES Redondo’s July 2005 lawsuit until May 22, 2006. At a May 22, 2006 status conference, the Superior Court partially lifted the stay to allow AES Redondo to amend its complaint and the City to challenge that amended complaint with a demurrer.  On May 26, 2006, AES Redondo filed an amended complaint that, among other things, added a claim for the City’s breach of a December 1998 memorandum of understanding (“MOU”). Pursuant to the MOU, AES Redondo agreed to redevelop certain parts of its property and the City agreed, among other things, to withdraw a ballot initiative that would have, if approved by the voters of the City of Redondo Beach, allowed the City to collect UUT from AES Redondo. On June 29, 2006, the City filed a demurrer to AES Redondo’s amended complaint.  At an August 1, 2006 hearing, the Superior Court addressed whether AES Redondo must prepay to the City any UUT allegedly owed prior to judicially challenging the UUT and ordered further briefing on that issue and continued the hearing for issuance of a decision until September 14, 2006. Furthermore, on December 13, 2005, January 21, 2006, and June 20, 2006, the Tax Administrator issued assessments against AES Redondo and Williams totaling approximately $3.3 million for allegedly overdue UUT on the gas used at the facility from October 2004 through March 2006 (collectively, “New UUT Assessments”). AES Redondo has objected to those and any future UUT assessments. A hearing has not been scheduled on those objections, but the Tax Administrator has rejected as moot AES Redondo’s objections to the December 13, 2005 UUT assessment based on the findings of his September 23 Decision, which, as noted above, is on appeal. If there is a hearing on the New UUT assessments, the Tax

Administrator has indicated that he will only address the amount of those assessments, but not the merits of them. On January 24, 2006, AES Redondo filed an administrative complaint seeking damages for the City’s breach of the MOU. On March 1, 2006, the City’s claims processor returned the administrative complaint on the basis that the complaint was filed out of time. AES Redondo appealed that decision on May 26, 2006, when it filed an amended complaint in the July 2005 Lawsuit, which as noted above added a claim for the City’s breach of the MOU. AES Redondo believes that it has meritorious claims and defenses and intends to assert them vigorously in these proceedings.

In March 2006, the Government of the Dominican Republic and Secretariat of State of the Environment and Natural Resources of the Dominican Republic (collectively, “Government of the Dominican Republic”) filed a complaint in the United States District Court for the Eastern District of Virginia against The AES Corporation, AES Aggregate Services, Ltd., AES Atlantis, Inc., and AES Puerto Rico, LP (collectively, “AES Defendants”), and unrelated third parties, Silver Spot Enterprises and Roger Charles Fina.  In June 2006, the Government of the Dominican Republic filed a substantially similar amended complaint against the defendants, alleging that the defendants improperly disposed of “coal ash waste” in the Dominican Republic, and that the alleged waste was generated at AES Puerto Rico’s power plant in Guyama, Puerto Rico.  Based on these allegations, the amended complaint asserts seven claims against the defendants:  violation of 18 U.S.C. §§ 1961-68, the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”); conspiracy to violate section 1962(c) of the RICO Act; civil conspiracy to violate the Foreign Corrupt Practices Act (“FCPA”) and other unspecified laws concerning bribery and waste disposal; aiding and abetting the violation of the FCPA and other unspecified laws concerning bribery and waste disposal; violation of unspecified nuisance law; violation of unspecified product liability law; and violation of 28 U.S.C. § 1350, the Alien Tort Statute.  The amended complaint also generally alleges that the defendants are liable for compensatory damages for alleged physical, mental, economic, and environmental injuries in the Dominican Republic, punitive damages, treble damages under the RICO Act, and attorneys’ fees and costs.  While the amended complaint does not specify the amount of alleged damages that the Government of the Dominican Republic is seeking from the defendants, the Government of the Dominican Republic and its attorneys have stated in press reports that it is seeking to recover at least $80 million. The AES Defendants believe that they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in the lawsuit.

In February 2006, the local Kazakhstan tax commission imposed an environmental fine of approximately $2.5 million (including interest) on Maikuben West mine, for alleged unauthorized disposal of overburden in the mine during 2003 and 2004. The commission also imposed a fine of approximately $54,000 for alleged unauthorized drain water discharge during 2004. Maikuben West is currently disputing both fines.

AES Eastern Energy voluntarily disclosed to the New York State Department of Environmental Conservation (“NYSDEC”) and the U.S. Environmental Protection Agency (“EPA”) on November 27, 2002 that nitrogen oxide (“NOx”) exceedances appear to have occurred on October 30 and 31, and November 1 8 and 10 of 2002. The exceedances were discovered through an audit by plant personnel of the Plant’s NOx Reasonably Available Control Technology (“RACT”) tracking system. Immediately upon the discovery of the exceedances, the selective catalytic reduction (“SCR”) at the Somerset plant was activated to reduce NOx emissions. AES Eastern Energy learned of a notice of violation (the “NOV”) issued by the NYSDEC for the NOx RACT exceedances through a review of the November 2004 release of the EPA’s Enforcement and Compliance History (“ECHO”) database. However, AES Eastern Energy has not yet seen the NOV from the NYSDEC. AES Eastern Energy is currently negotiating with NYSDEC concerning this matter.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2005 Annual Report on Form 10-K filed on April 4, 2006.

ITEM 2.                 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 11, 2006. The following matters were decided by a vote of the Stockholders.

ELECTION OF DIRECTORS

NOMINEE	FOR	AGAINST/ABSTAIN
Richard Darman	583,843,835	4,641,445
Paul T. Hanrahan	583,906.904	4,578,376
Kristina M. Johnson	580,806,334	7,678,946
John A. Koskinen	572,133,231	16,352,049
Philip Lader	582,545,940	5,939,340
John H. McArthur	546,583,826	41,901,454
Sandra O. Moose	582,109,231	6,376,049
Philip A. Odeen	582,232,517	6,252,763
Charles O. Rossotti	570,851,689	17,633,591
Sven Sandstrom	572,306,391	16,178,889

Ratification of Deloitte and Touche, LLP, Auditors of The AES Corporation:  549,969,128 votes for, 35,269,580 votes against and 3,519,572 votes withheld.

Approval of The AES Corporation Performance Incentive Plan:  571,360,491 votes for, 13,393,859 votes against and 3,730,930 votes withheld.

At its Annual Meeting of Stockholders on May 11, 2006, the following stockholder resolution was proposed, but not voted on:  “that the shareholders request the board of directors to implement a policy mandating that an independent review and audit of The AES Corporation Code of Business Conduct and Ethics effectiveness and company adherence be conducted in 2006 and every two years thereafter.”  Notwithstanding the lack of a stockholder vote, the Board of Directors decided to consider this proposal at a regularly scheduled board meeting.

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

The AES Corporation
(Registrant)
Date: August 7, 2006	By:	/s/ VICTORIA D. HARKER
Name: Victoria D. Harker
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ CATHERINE M. FREEMAN
Name: Catherine M. Freeman
Title: Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)