Form 10-Q
period 2006-09-30
AES CORP
filed 2006-11-07
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at October 30, 2006, was 664,188,411.

THE AES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Regulated	$1,565	$1,387	$4,541	$4,142
Non-regulated	1,585	1,372	4,629	3,909
Total revenues	3,150	2,759	9,170	8,051
Cost of sales
Regulated	(1,127)	(1,048)	(3,329)	(3,326)
Non-regulated	(1,049)	(814)	(2,997)	(2,479)
Total cost of sales	(2,176)	(1,862)	(6,326)	(5,805)
Gross margin	974	897	2,844	2,246
General and administrative expenses	(66)	(49)	(180)	(143)
Interest expense	(488)	(448)	(1,362)	(1,389)
Interest income	119	96	325	278
Other (expense) income, net	(51)	(11)	(148)	41
Gain on sale of investments	10	—	97	—
Loss on sale of subsidiary stock	(537)	—	(537)	—
Foreign currency transaction (losses), net	(56)	(21)	(77)	(54)
Equity in earnings of affiliates	28	20	87	66
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(67)	484	1,049	1,045
Income tax expense	(74)	(173)	(370)	(400)
Minority interest expense	(212)	(97)	(466)	(222)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(353)	214	213	423
Income (loss) from operations of discontinued businesses (net of income tax (expense) benefit of $(2), $30, $(8) and $28, respectively)	8	30	(59)	30
Gain on sale of discontinuted business (net of income tax expense of $–)	5	—	5	—
Extraordinary item (net of tax of $–)	—	—	21	—
NET (LOSS) INCOME	$(340)	$244	$180	$453
Basic (Loss) Earnings Per Share:
(Loss) income from continuing operations	$(0.54)	$0.33	$0.32	$0.65
Discontinued operations	0.02	0.05	(0.08)	0.04
Extraordinary item	—	—	0.03	—
BASIC (LOSS) EARNINGS PER SHARE	$(0.52)	$0.38	$0.27	$0.69
Diluted (Loss) Earnings Per Share:
(Loss) income from continuing operations	$(0.54)	$0.32	$0.32	$0.64
Discontinued operations	0.02	0.05	(0.08)	0.04
Extraordinary item	—	—	0.03	—
DILUTED (LOSS) EARNINGS PER SHARE	$(0.52)	$0.37	$0.27	$0.68

THE AES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Shares and Par Value)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,989	$1,387
Restricted cash	460	418
Short-term investments	569	199
Accounts receivable, net of reserves of $261 and $274, respectively	1,883	1,597
Inventory	507	458
Receivable from affiliates	5	2
Deferred income taxes—current	330	266
Prepaid expenses	154	119
Other current assets	947	752
Current assets of held for sale and discontinued businesses	34	34
Total current assets	6,878	5,232
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	936	858
Electric generation and distribution assets	23,449	22,235
Accumulated depreciation	(6,768)	(6,041)
Construction in progress	1,785	1,441
Property, plant, and equipment—net	19,402	18,493
Deferred financing costs—net of accumulated amortization of $190 and $222, respectively	319	293
Investments in and advances to affiliates	576	670
Debt service reserves and other deposits	621	568
Goodwill	1,412	1,406
Deferred income taxes—noncurrent	816	775
Non-current assets of held for sale and discontinued businesses	94	265
Other assets	1,818	1,730
Total other assets	5,656	5,707
TOTAL ASSETS	$31,936	$29,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,071	$1,093
Accrued interest	509	381
Accrued and other liabilities	2,302	2,101
Current liabilities of held for sale and discontinued businesses	49	51
Recourse debt—current portion	—	200
Non-recourse debt—current portion	2,022	1,580
Total current liabilities	5,953	5,406
LONG-TERM LIABILITIES
Recourse debt	4,783	4,682
Non-recourse debt	10,604	11,093
Deferred income taxes—noncurrent	735	721
Pension and other post-retirement liabilities	879	855
Long-term liabilities of held for sale and discontinued businesses	56	136
Other long-term liabilities	3,313	3,279
Total long-term liabilities	20,370	20,766
Minority Interest (including discontinued operations of $7 and $7, respectively)	2,940	1,611
Commitments and Contingent Liabilities (see Note 7)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 663,424,313 and 655,882,836 shares issued and outstanding, respectively)	7	7
Additional paid-in capital	6,581	6,517
Accumulated deficit	(1,034)	(1,214)
Accumulated other comprehensive loss	(2,881)	(3,661)
Total stockholders’ equity	2,673	1,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,936	$29,432

THE AES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine months ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net cash provided by operating activities	$1,814	$1,464
INVESTING ACTIVITIES
Capital expenditures	(1,045)	(799)
Acquisitions—net of cash acquired	(22)	(85)
Proceeds from the sales of businesses	817	—
Proceeds from the sale of assets	10	21
Sale of short-term investments	1,161	1,101
Purchase of short-term investments	(1,463)	(1,053)
(Increase) decrease in restricted cash	(51)	17
Proceeds from the sales of emission allowances	75	30
Purchase of emission allowances	(30)	(2)
Decrease in debt service reserves and other assets	1	88
Purchase of long-term available-for-sale securities	(52)	—
Other investing	(16)	(15)
Net cash used in investing activities	(615)	(697)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities—net	104	—
Issuance of recourse debt	—	6
Issuance of non-recourse debt	1,572	1,509
Repayments of recourse debt	(150)	(258)
Repayments of non-recourse debt	(1,978)	(2,064)
Payments of deferred financing costs	(64)	(10)
Distributions to minority interests	(210)	(126)
Contributions from minority interests	117	9
Issuance of common stock	59	20
Financed capital expenditures	(54)	—
Other financing	(7)	(4)
Net cash used in financing activities	(611)	(918)
Effect of exchange rate changes on cash	14	32
Total increase (decrease) in cash and cash equivalents	602	(119)
Cash and cash equivalents, beginning	1,387	1,272
Cash and cash equivalents, ending	$1,989	$1,153
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest—net of amounts capitalized	$1,202	$1,203
Cash payments for income taxes—net of refunds	$360	$133
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Infoenergy to Brasiliana (see Note 7)	$13	$—
Indian Queens—Buyer’s assumption of debt (see Note 6)	$30	$—

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

In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods, with the exception of adjustments that were included in the results of operations for the three and nine months ended September 30, 2006 to correct errors related to prior periods that decreased net income by $15 million, or $0.02 diluted earnings per share for the quarter ended September 30, 2006. These adjustments include $20 million of additional income tax expense that was recorded in the current period to correct an error in reported income tax expense for the fourth quarter of 2005 as a result of an incorrect 2004 tax return to accrual adjustment. The Company evaluated the impact of the adjustments and determined that although the income tax error was quantitatively material to the fourth quarter of 2005, the total adjustments were not material on both a quantitative or qualitative basis with respect to net income for any other period, individually or in the aggregate, including the year ended December 31, 2005, the quarter ended September 30, 2006 or for estimated income for the full fiscal year ending 2006. Therefore, the Company has not restated any financial statements for prior periods.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2005 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10 K for the year ended December 31, 2005 as filed with the SEC on April 4, 2006.

New Accounting Standards

Share-Based Payment.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment,” (“SFAS No. 123R”). AES adopted SFAS No. 123R and related guidance on January 1, 2006. See Note 11 to the condensed consolidated financial statements for disclosure of the Company’s employee stock-based compensation and the effect of the adoption of SFAS No. 123R.

In April 2006, the FASB issued FASB staff position (“FSP”) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)”. This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R). The guidance is to be applied to all entities with which the Company becomes involved and to all entities required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006. The Company adopted the provisions of this position on July 1, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). The new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expands the disclosure requirements about such measures. The new guidance is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company plans to adopt the standard on January 1, 2008. The Company is determining the impact at this time.

In September 2006, the FASB also issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). The new guidance is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires a company to recognize the funded status of its defined benefit plans on its balance sheet. In addition, SFAS No. 158 changes the disclosure requirements for plans that are accounted for under SFAS No. 87 and No. 106. The Company will record a cumulative adjustment to adopt the recognition provisions of SFAS No. 158 as of December 31, 2006. While SFAS No. 158 will change certain disclosure information, it will not materially affect the assets, liabilities or equity accounts of the AES balance sheet. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial position or results of operations. The Company will adopt the measurement date provisions of the standard for the fiscal year ending December 31, 2007.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods. The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. When the Company initially applies the provisions of SAB 108, the Company does not expect the impact to be material to the financial statements.

2.   INVENTORY

Inventory consists of the following (in millions):

	September 30, 2006	December 31, 2005
Coal, fuel oil and other raw materials	$228	$233
Spare parts and supplies	279	227
Less: Inventory of discontinued operations	—	(2)
Total	$507	$458

3.   LONG-TERM DEBT

Non-Recourse Debt

Debt Defaults

Subsidiary non-recourse debt in default, classified as current in the accompanying condensed consolidated balance sheet, as of September 30, 2006 is as follows (in millions):

		September 30, 2006
Subsidiary	Primary Nature of Default	Default	Net Assets
Eden/Edes	Payment	$87	$(72)
Parana	Material adverse change	33	(79)
Hefei	Payment	4	20
Kelanitissa(1)	Covenant	63	42
		$187

(1)          Kelanitissa is in violation of a covenant under its $65 million credit facility because of a cross default to a material agreement for the plant. The outstanding debt balance as of September 30, 2006 was $63 million.

Edelap had debt in default at three banks as of June 30, 2006. In July 2006, AES (through its subsidiaries) reached an agreement to buy back a loan with a face value of $12 million. On September 26, 2006, Edelap reached an agreement with the other two banks to restructure debt with unpaid principal of $19 million in default at June 30, 2006. Edelap paid $2.3 million in past due principal and interest as part of the restructuring. Interest rates were reduced and the final maturity, which was previously December 2010, was postponed to December 2012. As a result of these agreements, Edelap debt is no longer in default at September 30, 2006.

None of the subsidiaries listed above that are currently in default is a material subsidiary under AES’s corporate debt agreements in order for such defaults to trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby, upon an acceleration, trigger an event of default and possible acceleration of the indebtedness under the AES parent company’s outstanding debt securities.

As discussed in Note 12 to the Condensed Consolidated Financial Statements, in September 2006, AES’s wholly owned subsidiary, Transgás Empreendimentos S.A. (“Transgás”), sold 33% of Eletropaulo Metropolitana Eletricidade de Sao Paulo S.A. (“Eletropaulo”), a regulated electric utility in Brazil for net proceeds of $522 million. The proceeds from the sale, as well as additional proceeds obtained by Brasiliana Energia (“Brasiliana”) through a bridge facility, enabled Brasiliana to repay debt held by the Brazilian National Development Bank (“BNDES”) in full on October 2, 2006. This debt was repaid prior to the scheduled maturity date. The Company has reclassified $552 million of principal from long-term to current non-recourse debt on the balance sheet at September 30, 2006.

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

The Company entered into a $500 million senior unsecured credit facility agreement effective as of March 31, 2006. On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. The credit facility will be used for general corporate purposes and to provide letters of credit to support AES’s investment commitment as well as the underlying funding for the equity portion of its investment in AES Maritza East 1 on an intermediate-term basis. AES Maritza East 1 is a coal-fired generation project that began construction in the second quarter of 2006. At September 30, 2006, the Company had no outstanding borrowings under the senior unsecured credit facility. At September 30, 2006, the company had $397 million of letters of credit outstanding under the senior unsecured credit facility.

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

The following table presents a reconciliation (in millions, except per share amounts) of the numerators and denominators of the basic and diluted earnings per share computation. In the table below, income represents the numerator and shares represent the denominator:

	Three months ended September 30,
	2006			2005
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC (LOSS) EARNINGS PER SHARE:
(Loss) income from continuing operations	$(353)	658	$(0.54)	$214	651	$0.33
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	—	—	—	10	(0.01)
Restricted stock units	—	—	—	—	2	—
Convertible Debt	—	—	—	—	—	—
DILUTED (LOSS) EARNINGS PER SHARE	$(353)	658	$(0.54)	$214	663	$0.32

The calculation of diluted earnings per share excluded 4,333,643 and 8,543,108 options outstanding at September 30, 2006 and 2005, respectively, because the exercise price of those options exceeded the average market price during the related period. In addition, all convertible debentures were omitted from the earnings per share calculation for the three months ended September 30, 2006 and 2005 because they were anti-dilutive.

	Nine months ended September 30,
	2006			2005
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE:
Income from continuing operations	$213	659	$0.32	$423	653	$0.65
EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants	—	10	—	—	10	(0.01)
Restricted stock units	—	1	—	—	1	—
Convertible Debt	—	—	—	—	—	—
DILUTED EARNINGS PER SHARE	$213	670	$0.32	$423	664	$0.64

The calculation of diluted earnings per share excluded 5,220,546 and 8,543,108 options outstanding at September 30, 2006 and 2005, respectively, because the exercise price of those options exceeded the average market price during the related period. In addition, all convertible debentures were omitted from the earnings per share calculation for the nine months ended September 30, 2006 and 2005 because they were anti-dilutive.

5.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The following table summarizes financial information (in millions) of the entities in which the Company has the ability to exercise significant influence but does not control, and that are accounted for using the equity method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$242	$278	$717	$810
Gross Margin	$77	$95	$196	$250
Net Income	$64	$48	$168	$147

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

In May 2006, AES, through its wholly-owned subsidiary, AES Grand Itabo, purchased an additional 25% interest in Itabo, a power generation business located in the Dominican Republic for approximately $23 million. Prior to May, the Company held a 25% interest in Itabo indirectly through its Gener subsidiary in Chile and had accounted for the investment using the equity method of accounting. As a result of the transaction, AES now has a 48% economic interest in Itabo, and a majority voting interest, thus requiring consolidation. Through the purchase date in May, AES’s 25% share in Itabo’s net income is included in the “Equity in earnings from affiliates” line item on the income statement. Subsequent to the Company’s purchase of the additional 25% interest, Itabo is reflected as a consolidated entity included at 100% in the financial statements, with an offsetting charge to minority interest expense for the minority shareholders’ interest. The Company engaged a third-party valuation specialist to determine the purchase price allocation for the additional 25% investment. The valuation resulted in fair values of current assets and total liabilities in excess of the purchase price. Therefore, the Company recognized a $21 million after-tax extraordinary gain on the transaction in the second quarter of 2006.

6.   DISCONTINUED OPERATIONS

In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a regulated utility located in Argentina. Governmental approval of the transaction is still pending in Argentina, but the Company has determined that the sale is probable at this time. Therefore, Eden, a wholly-owned subsidiary of AES, has been classified as “held for sale” and reflected as such on the face of the financial statements. The Company recognized a $66 million impairment charge to adjust the carrying value of Eden’s assets to their estimated net realizable value. This impairment expense is included in the 2006 net losses for the nine months then ended in the table below. Eden is a distribution company that is part of the Regulated Utilities segment. The sale is expected to close by the end of the year.

An agreement was reached in May 2006 in which the Company agreed to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, (collectively “IQP”), which is part of the Competitive Supply segment. IQP is an Open Cycle Gas Turbine, located in the U.K. In September 2006, the sale of IQP was completed. Proceeds from the sale were $28 million in cash and the buyer’s assumption of debt of $30 million. The Company recognized a net gain on the sale of $5 million. The results of operations of IQP and the associated gain on the sale are reflected in the discontinued operations line items on the financial statements.

The following table summarizes the revenue and net income (losses) for these discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$26	$23	$85	$61
Net income (loss)	$8	$30	$(59)	$30
Gain on sale	$5	$—	$5	$—

7.   COMMITMENTS AND CONTINGENT LIABILITIES

Environmental

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2006, the Company has accrued liabilities of $16 million for projected environmental remediation costs. Because of the uncertainties associated with environmental assessment and remediation activities, future costs of remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts that could be material, but cannot be estimated as of September 30, 2006.

Financial Commitments

At September 30, 2006, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $529 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

At September 30, 2006, the Company had $486 million in letters of credit outstanding under the revolving credit facility and under the senior unsecured credit facility that operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter of credit fee ranging from 1.63% to 2.64% per annum on the outstanding amounts. In addition, the Company had $1 million in surety bonds outstanding at September 30, 2006.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2006.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$615.7 million (US$284.5 million) and R$49.4 million (US$22.8 million) from Eletropaulo and CTEEP, respectively (Eletropaulo was spun off of EEDSP in 1998 pursuant to a privatization). Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was with CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice. In June 2006, the Superior Court of Justice reversed the Appellate Court decision, reintroducing Eletropaulo as a defendant in the execution suit, and remanded the case to the Fifth District Court for further proceedings. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings.

In September 1999, a state appellate court in Minas Gerais, Brazil, granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric Brasil Participacoes, Ltda. (“SEB”) and the state of Minas Gerais concerning Companhia Energetica de Minas Gerais (“CEMIG”), an integrated utility in Minas Gerais. The Company’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (“Special Rights”). In March 2000, a lower state court in Minas Gerais held the shareholders’ agreement invalid where it purported to grant SEB the Special Rights and enjoined the exercise of the Special Rights. In August 2001, the state appellate court denied an appeal of the merits decision and extended the injunction. In October 2001, SEB filed two appeals against the state appellate court’s decision, one with the Federal Superior Court and the other with the Supreme Court of Justice. The state appellate court denied access of these appeals to the higher courts, and in August 2002 SEB filed two interlocutory appeals against such denial, one with the Federal Superior Court and the other with the Supreme Court of Justice. In December 2004, the Federal Superior Court declined to hear SEB’s appeal. However, the Supreme Court of Justice is considering whether to hear SEB’s appeal. SEB intends to vigorously pursue a restoration of the value of its investment in CEMIG by all legal means; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit SEB’s influence on the daily operation of CEMIG.

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange for the period of October 2, 2000 to June 20, 2001 (“Refund Period”). In September 2004, the Ninth Circuit Court of Appeals issued an order addressing FERC’s decision not to impose refunds for the alleged failure to file rates, including transaction specific data, for sales during 2000 and 2001 (“September 2004 Decision”). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. In July 2006, the Ninth Circuit denied rehearing of that order. The Ninth Circuit has temporarily stayed the remand to FERC until March 2, 2007, so that settlement discussions may take place. In addition, in August 2006 in a separate case, the Ninth Circuit issued an order on the scope of refunds and the transactions subject to refunds, confirming the Refund Period but expanding the transactions subject to refunds to include multi-day transactions (“August 2006 Decision”). The August 2006 Decision also expanded the potential liability of sellers to include tariff violations that may have occurred prior to the Refund Period. Further, the August 2006 Decision remanded the matter to FERC. The Ninth Circuit temporarily stayed its August 2006 Decision until the end of February 2007, to facilitate settlement discussions. The August 2006 Decision may allow FERC to reopen closed investigations and to order relief. Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita’s liability could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita’s potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings.

In November 2000, the Company was named in a purported class action along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, allegedly resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and names the Company, AES Redondo Beach, LLC, AES Alamitos, LLC, and AES Huntington Beach, LLC as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002. Certain defendants appealed aspects of that decision to the U.S. Court of Appeals for the Ninth Circuit. On December 8, 2004, a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court. On July 8, 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety. On October 3, 2005, the court sustained the demurrer and entered an order of dismissal. On December 2, 2005, plaintiffs filed a notice of appeal with the California Court of Appeal. The case is now fully briefed on appeal, and the parties are awaiting the Court of Appeal’s decision. The AES defendants believe they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in these proceedings.

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until

November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. A decision on liability has not yet been issued. Moreover, a petition remains pending before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings with respect to the CESCO arbitration. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings.

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

In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the India courts to block any such OERC proceedings. In early 2005 the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High Court’s decision and the underlying OERC proceedings regarding the PPA’s terms. In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA’s terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings.

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”) and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the pension committee for the

Indianapolis Power & Light Company thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In December 2002, plaintiffs moved to certify this case as a class action. The Court granted the motion for class certification on September 30, 2003. On October 31, 2003, the parties filed cross-motions for summary judgment on liability. On August 11, 2005, the Court issued an order denying the summary judgment motions, but striking one defense asserted by defendants. A trial addressing only the allegations of breach of fiduciary duty began on February 21, 2006 and concluded on February 28, 2006. Post-trial briefing was completed on April 20, 2006. The parties are awaiting a ruling by the Court. If the Court rules against the IPALCO defendants, one or more trials on reliance, damages, and other issues will be conducted separately. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend itself vigorously in this lawsuit.

In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil (“MPF”) notified AES Eletropaulo that it had commenced an inquiry related to the Brazilian National Development Bank (“BNDES”) financings provided to AES Elpa and AES Transgás and the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo and the quality of service provided by Eletropaulo to its customers, and requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in federal court alleging that BNDES violated Law 8429/92 (the Administrative Misconduct Act) and BNDES’s internal rules by:  (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo’s preferred shares at a stock-market auction; (4) accepting Eletropaulo’s preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES’s alleged violations. In June 2005, AES Elpa and AES Transgás presented their preliminary answers to the charges. In May 2006, the federal court ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal seeking to require the federal court to consider all five alleged violations. Also, in July 2006, AES Elpa and AES Transgás filed an interlocutory appeal seeking to enjoin the federal court from considering any of the alleged violations. The MPF’s lawsuit before the federal court has been stayed pending those interlocutory appeals. AES Elpa and AES Transgás believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings.

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

On January 27, 2004, the Company received notice of a “Formulation of Charges” filed against the Company by the Superintendence of Electricity of the Dominican Republic. In the “Formulation of Charges,” the Superintendence asserts that the existence of three generation companies (Empresa Generadora de Electricidad Itabo, S.A., Dominican Power Partners, and AES Andres BV) and one distribution company (Empresa Distribuidora de Electricidad del Este, S.A.) in the Dominican Republic, violates certain cross-ownership restrictions contained in the General Electricity law of the Dominican Republic. On February 10, 2004, the Company filed in the First Instance Court of the National District of the Dominican Republic (“Court”) an action seeking injunctive relief based on several constitutional due process violations contained in the “Formulation of Charges” (“Constitutional Injunction”). On or about February 24, 2004, the Court granted the Constitutional Injunction and ordered the immediate cessation of any effects of the “Formulation of Charges,” and the enactment by the Superintendence of Electricity of a special procedure to prosecute alleged antitrust complaints under the General Electricity Law. On March 1, 2004, the Superintendence of Electricity appealed the Court’s decision. On or about July 12, 2004, the Company divested any interest in Empresa Distribuidora de Electricidad del Este, S.A. The Superintendence of Electricity’s appeal is pending. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings.

In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”) filed two lawsuits against Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), an affiliate of the Company,

one in the First Chamber of the Civil and Commercial Court of First Instance for the National District (“First Chamber”), and the other in the Fifth Chamber of the Civil and Commercial Court of First Instance of the National District (“Fifth Chamber”). In both lawsuits, CDEEE alleges that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant, and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. (“Coastal”) without the required approval of Itabo’s board of administration. Both AES Gener and Coastal were private shareholders of Itabo at the time of the rehabilitation, which was performed from January 2000 to September 2003, but in May 2006 Coastal sold its interest in Itabo to an indirect subsidiary of the Company. In the First Chamber lawsuit, CDEEE seeks an order that Itabo provide an accounting of its transactions relating to the rehabilitation. In November 2004, the First Chamber dismissed the case for lack of legal basis. In February 2005, CDEEE appealed the decision to the Court of Appeals of Santo Domingo, which in October 2005 decided the appeal in Itabo’s favor, reasoning that it lacked jurisdiction over the dispute because the parties’ contracts mandated arbitration. In January 2006, CDEEE appealed the Court of Appeals’ decision to the Supreme Court of Justice, which is considering the appeal. In the Fifth Chamber lawsuit, which also names Itabo’s former president as a defendant, CDEEE requests an order that requiring, among other things, Itabo to pay approximately $15 million in damages and the assets of Itabo to be seized for any failure to comply with the order. In October 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties’ contracts, which decision was ratified by the First Chamber of the Court of Appeal in September 2006. In a related proceeding, in May 2005, Itabo filed a lawsuit in the U.S. District Court for the Southern District of New York seeking to enjoin CDEEE from prosecuting its claims in the Dominican Republic courts and to compel CDEEE to arbitrate its claims against Itabo. The petition was denied in July 2005, and Itabo appealed that decision to the U.S. Court of Appeal for the Second Circuit in September 2005. The Second Circuit stayed the appeal in September 2006. In another related proceeding, in February 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas (“FONPER”) in the International Chamber of Commerce (“ICC”) seeking, among other relief, to enforce the arbitration provisions in parties’ contracts. In March 2006, Itabo and FONPER executed an agreement resolving all of their respective claims in the arbitration, which agreement was subsequently approved by the ICC. Itabo and CDEEE later attended an evidentiary hearing before the arbitral tribunal on the remaining claims in the arbitration. In September 2006, the ICC issued a decision that it lacked jurisdiction to decide the arbitration. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings.

In October 2004, Raytheon Company (“Raytheon”) filed a lawsuit against AES Red Oak LLC (“Red Oak”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief relating to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon for the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. In March 2005, Raytheon filed a partial motion for summary judgment seeking return of approximately $16 million of the letter of credit draw, which sum allegedly represented the amount of the draw that had yet to be utilized for the performance/construction issues. Red Oak filed an opposition to the motion in April 2005. Raytheon also filed a motion to dismiss Red Oak’s fraud counterclaims, which Red Oak opposed in April 2005. In December 2005, the Court dismissed Red Oak’s fraud counterclaims and ordered Red Oak to pay Raytheon approximately $16.3 million plus interest. In April 2006, Red Oak paid Raytheon approximately $16.3 million, plus approximately $1.8 million in interest. Pursuant to a joint stipulation, in May 2006, Raytheon posted a new credit in the amount of approximately $16.3 million. Discovery in the case is ongoing. In July 2006, Red Oak appealed the dismissal of its fraud counterclaims to the Appellate Division of the Supreme Court. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, in May 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September 2005, and filed its answer, affirmative defenses, and counterclaim in October 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien or consent to a stay. Red Oak believes it has meritorious claims and defenses and will assert them vigorously in these proceedings.

In January 2005, the City of Redondo Beach (“City”), California, issued an assessment against Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, for approximately $71.7 million in allegedly overdue utility users’ tax (“UUT”), interest, and penalties relating to the natural gas used at AES Redondo’s power plant from May 1998 through September 2004 to generate electricity. After an administrative hearing on AES Redondo’s and Williams’ respective objections to the assessment, in September 2005, the Tax Administrator issued a decision holding AES Redondo and Williams jointly and severally liable for approximately $56.7 million, over $20 million of which constituted interest and penalties. In October 2005, AES Redondo and Williams filed their respective appeals of that decision with the City Manager, who appointed a hearing officer to decide the appeal. A schedule to hear and decide the appeal has not been established. In addition, in July 2005, AES Redondo filed a lawsuit in Los Angeles Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo’s lawsuit. At an August 2006 hearing on the City’s demurrers to AES Redondo’s and Williams’ respective complaints, the Superior Court addressed whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, and ordered further briefing on that issue. In September 2006, the Superior Court issued an order denying the demurrers. At October 2006 hearing, the Superior Court phased the case to address the City’s objections based on administrative exhaustion and the pay-first-litigate-later doctrine, which potentially requires a taxpayer to prepay taxes allegedly owed before challenging the merits of those taxes in court. The Superior Court also directed the City to file a motion for summary judgment on those objections, which is scheduled to be heard on February 28, 2007. The Superior Court further authorized discovery on the City’s objections, but otherwise stayed the case pending the outcome of the City’s anticipated motion for summary judgment. Furthermore, in December 2005 and January, June, and September 2006, the Tax Administrator issued assessments against AES Redondo and Williams totaling approximately $4 million for allegedly overdue UUT on the gas used at the power plant from October 2004 through June 2006 (collectively, “New UUT Assessments”). AES Redondo has objected to those and any future UUT assessments. The Tax Administrator has stated that AES Redondo’s objections to the December 2005 UUT assessment are moot in light of his September 2005 decision, which, as noted above, is on appeal. The Tax Administrator has not scheduled a hearing on the New UUT assessments, but has indicated that if there is one he will only address the amount of those assessments, not the merits of them. AES Redondo believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings.

In February 2006, the local Kazakhstan tax commission imposed an environmental fine of approximately $4 million (including interest) on Maikuben West mine, for alleged unauthorized disposal of overburden in the mine during 2003 and 2004. Maikuben West is currently disputing the fine. The commission also imposed a fine of approximately $54,000 for alleged unauthorized drain water discharge during 2004. This fine has been paid.

In March 2006, the Government of the Dominican Republic and Secretariat of State of the Environment and Natural Resources of the Dominican Republic (collectively, “Government of the

Dominican Republic”) filed a complaint in the U.S. District Court for the Eastern District of Virginia against The AES Corporation, AES Aggregate Services, Ltd., AES Atlantis, Inc., and AES Puerto Rico, LP (collectively, “AES Defendants”), and unrelated parties, Silver Spot Enterprises and Roger Charles Fina. In June 2006, the Government of the Dominican Republic filed a substantially similar amended complaint against the defendants, alleging that the defendants improperly disposed of “coal ash waste” in the Dominican Republic, and that the alleged waste was generated at AES Puerto Rico’s power plant in Guayama, Puerto Rico. Based on these allegations, the amended complaint asserts seven claims against the defendants:  violation of 18 U.S.C. §§ 1961-68, the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”); conspiracy to violate section 1962(c) of the RICO Act; civil conspiracy to violate the Foreign Corrupt Practices Act (“FCPA”) and other unspecified laws concerning bribery and waste disposal; aiding and abetting the violation of the FCPA and other unspecified laws concerning bribery and waste disposal; violation of unspecified nuisance law; violation of unspecified product liability law; and violation of 28 U.S.C. § 1350, the Alien Tort Statute (which the Government of the Dominican Republic later voluntarily dismissed without prejudice). While the amended complaint does not specify the amount of alleged damages sought from the defendants, the Government of the Dominican Republic and its attorneys have stated in press reports that it is seeking to recover at least $80 million. The AES Defendants have filed a motion to dismiss the lawsuit in its entirety for failure to state a claim upon which relief can be granted. The district court has taken the motion to dismiss under advisement. The AES Defendants believe they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit.

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

In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, brining the total permit fee to approximately $135,000. The company has appealed this decision to the Supreme Court.

In October 2006, the Constitutional Chamber of the Venezuelan Supreme Court decided that it would review a lawsuit filed in 2000 alleging that the Company’s acquisition of a controlling stake in C.A. La Electricidad de Caracas (“EDC”) in 2000 is void because the acquisition was not approved by the Venezuelan National Assembly. The Supreme Court also ordered that EDC and other interested persons be notified of its decision to review the lawsuit. AES believes that it complied with all existing laws with respect to the acquisition and that there are meritorious defenses to the allegations in this lawsuit.

Tax Examinations

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material but cannot be estimated as of September 30, 2006.

Other

In exchange for the termination of $863 million of outstanding Brasiliana Energia (“Brasiliana”) debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana, became exercisable on December 22, 2005. In June 2006, BNDES and AES reached an agreement to terminate the Sul Option in exchange for the transfer of another wholly owned AES subsidiary, AES Infoenergy Ltda., to Brasiliana and $15 million in cash. The agreement closed on August 15, 2006 resulting in a gain on sale of investment of $9 million, net of income taxes of $1 million, including the extinguishment of the Sul Option.

8.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) income	$(340)	$244	$180	$453
Change in fair value of available for sale securities (net of income tax benefit of $5, $–, $5 and $–, respectively)	(6)	—	(5)	—
Foreign currency translation adjustments (net of income taxes of $–)	483	66	568	148
Cash flow hedging activity:
Reclassification to earnings (net of income tax (expense) benefit of $(2), $29, $(3) and $50, respectively)	(2)	53	4	114
Change in derivative fair value (net of income tax (expense) benefit of $(77), $78, $(135) and $117, respectively)	83	(181)	213	(326)
Change in fair value of derivatives	81	(128)	217	(212)
Comprehensive income	$218	$182	$960	$389

Accumulated other comprehensive loss is as follows (in millions) at September 30, 2006:

Accumulated other comprehensive loss at December 31, 2005	$(3,661)
Change in fair value of available-for-sale securities	(5)
Change in foreign currency translation adjustments	568
Change in fair value of derivatives	217
Accumulated other comprehensive loss at September 30, 2006	$(2,881)

9.   SEGMENTS

AES reports its financial results in three business segments of the electricity industry: Regulated Utilities, Contract Generation and Competitive Supply. Although the product—electricity—is the same in all three segments, the segments are differentiated by the nature of the customers, operational differences, cost structure, regulatory environment and risk exposure.

•       The Regulated Utilities segment primarily consists of 14 distribution companies in seven countries that maintain a franchise within a defined service area.

•       The Contract Generation segment consists of 73 power generation facilities in 16 countries that have contractually limited their exposure to electricity price volatility by entering into long-term (five years or longer) power sales agreements for 75% or more of their output capacity. Exposure to fuel supply risks is also limited through long-term fuel supply contracts or through tolling arrangements. These contractual agreements generally reduce exposure to fuel commodity and electricity price volatility, and thereby increase the predictability of their cash flows and earnings.

•       The Competitive Supply segment consists primarily of 23 power plants selling electricity to wholesale customers in six countries through competitive markets, and as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity, natural gas, coal, oil and other fuels.

Information about the Company’s operations by segment for the three and nine months ended September 30, 2006 and 2005, respectively, is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	Revenue(1)		Gross Margin(2)		Revenue(1)		Gross Margin(2)
Regulated Utilities	$1,565	$1,387	$438	$339	$4,541	$4,142	$1,212	$816
Contract Generation	1,250	1,046	451	452	3,600	3,019	1,301	1,197
Competitive Supply	335	326	85	106	1,029	890	331	233
Total	$3,150	$2,759	$974	$897	$9,170	$8,051	$2,844	$2,246

As disclosed in Note 21 to the Consolidated Financial Statements included in Item 8 of Form 10-K filed with the Securities and Exchange Commission on April 4, 2006, beginning in the second quarter of 2005, the large utilities and growth distribution segments were merged into one segment entitled “Regulated Utilities.” The Company’s segment information for the three and nine months ended September 30, 2005 has been restated to conform to the 2006 segment presentation.

(1)          Sales between the segments (“intersegment revenues”) are accounted for on an arm’s-length basis as if the sales were to third parties. Intersegment revenues for the three months ended September 30, 2006 and 2005 were $257 million and $212 million, respectively, and $766 million and $563 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts have been eliminated in the appropriate segment. Sales from our Brazil generation business, Tietê (reported in the Contract Generation segment), to our Brazil distribution company, Eletropaulo (reported in the Regulated Utilities segment), are eliminated within the Regulated Utilities segment due to the pass through nature of these costs. These intersegment revenues were $170 million and $132 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $507 million and $345 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

(2)          For consolidated subsidiaries, the Company uses gross margin as a measure of profit or loss for the Company’s reportable segments. Gross margin equals revenues less cost of sales on the condensed consolidated statement of operations for each period presented.

Information about the Company’s assets by segment as of September 30, 2006 and December 31, 2005, respectively, is as follows (in millions):

	Total Assets
	September 30,	December 31,
	2006	2005
Regulated Utilities	$13,412	$12,102
Contract Generation	15,488	14,289
Competitive Supply	2,232	2,062
Discontinued Businesses	128	299
Corporate	676	680
Total	$31,936	$29,432

10.   BENEFIT PLANS

Total pension cost for the three and nine months ended September 30, 2006 and 2005 includes the following components (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$2	$2	$1	$1	$5	$5	$3	$4
Interest cost on projected benefit obligation	7	89	7	75	22	266	21	215
Expected return on plan assets	(8)	(64)	(7)	(50)	(22)	(191)	(21)	(143)
Amortization of initial net (asset) obligation	—	(2)	1	(2)	—	(3)	—	(2)
Amortization of prior service cost	1	—	—	1	2	—	1	—
Amortization of net loss	2	—	—	2	4	1	2	5
Total pension cost	$4	$25	$2	$27	$11	$78	$6	$79

The total amounts of employer contributions paid for the nine months ended September 30, 2006 were $40 million for the U.S. subsidiaries and $160 million for foreign subsidiaries. The expected remaining scheduled annual employer contributions for 2006 are less than $1 million for U.S. subsidiaries, and $41 million for foreign subsidiaries.

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

Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prospectively for all employee awards granted, modified or settled after January 1, 2003. AES adopted SFAS No. 123R and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost will be recognized (a) based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006 and (b) based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated. The total number of shares authorized for awards of options and restricted stock units is 10 million at September 30, 2006.

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

The weighted average fair value of each option grant has been estimated, as of the grant date, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended	For the three months ended
	September 30, 2006	September 30, 2005
Expected volatility	N/A	53%
Expected annual dividend yield	N/A	0%
Expected option term (years)	N/A	10
Risk-free interest rate	N/A	4.47%

	For the nine months ended	For the nine months ended
	September 30, 2006	September 30, 2005
Expected volatility	29%	53%
Expected annual dividend yield	0%	0%
Expected option term (years)	6	10
Risk-free interest rate	4.63%	4.47%

N/A—There were no options granted during the three months ended September 30, 2006.

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

No stock options were granted during the three months ended September 30, 2006. Using the assumptions disclosed, the weighted average fair value of each stock option granted was $10.64 for the three months ended September 30, 2005, and $6.77 and $11.50 for the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes the components of the Company’s stock-based compensation related to its employee stock options recognized in the Company’s financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in millions)		($ in millions)
Stock Options:
Pre-tax compensation expense	$4	$3	$11	$10
Tax benefit	(1)	(1)	(4)	(3)
Stock Options expense, net of tax	$3	$2	$7	$7
Total intrinsic value of options exercised	$26	$7	$61	$37
Total fair value of options vested	$—	$—	$12	$13
Cash received from the exercise of stock options	$32	$4	$59	$21
Windfall tax benefits realized from the exercised stock options	$—	$—	$—	$7
Cash used to settle stock options	$—	$—	$—	$—
Total compensation cost capitalized as part of the cost of an asset	$—	$—	$—	$—

As of September 30, 2006, $20 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 1.84 years. There were no modifications to stock option awards during the three months or nine months ended September 30, 2006.

A summary of the options activity for the nine months ended September 30, 2006 follows (amounts of options in thousands, $ in millions except per option amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	35,056	$15.51
Exercised year to date	(6,425)	$9.24
Forfeited and expired year to date	(338)	$23.20
Granted year to date	2,369	$17.58
Outstanding at September 30, 2006	30,662	$16.92
Vested and expected to vest at September 30, 2006	30,414	$16.92	5.28	$208
Eligible for exercise at September 30, 2006	26,627	$17.12	4.80	$190

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of the aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. As such, AES has estimated a forfeiture rate of 8.55% and 0% for stock options granted to non-officer employees and officer employees of AES, respectively. Those estimates shall be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rates, the Company expects to expense $16 million on a straight-line basis over a three year period ($5 million per year) related to stock options granted during the nine months ended September 30, 2006.

The assumptions that the Company has made in determining the grant-date fair value of its stock options and the estimated forfeiture rates represent its best estimate. The following table illustrates the effect on the grant-date fair value and the annual expected expense for the stock options granted during the nine months ended September 30, 2006, using assumptions different from AES’s assumptions. The sensitivities are calculated by changing only the noted assumption and keeping all other assumptions used in our calculation constant. As such, the sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

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

Restricted stock units issued to officers of the Company have a three-year vesting schedule and include a market condition to vest. Vesting will occur if the applicable continued employment conditions are satisfied and the Total Stockholder Return (“TSR”) on AES common stock exceeds the TSR of the Standard and Poor’s 500 (“S&P 500”) over the three-year measurement period beginning on January 1st in the year of grant and ending after three years on December 31st. In certain situations where the TSR of both AES common stock and the S&P 500 exhibit a gain over the measurement period, the grant may vest without the TSR of AES stock exceeding the TSR of the S&P 500, if the Compensation Committee does not exercise its discretion not to permit such vesting. The units are then required to be held for an additional two years subsequent to vesting before they can be redeemed for shares, and thus become transferable. In all circumstances, restricted stock units granted by AES do not entitle the holder the right, or obligate AES, to settle the restricted stock unit in cash or other assets of AES.

Restricted stock units issued without the market condition have a grant-date fair value equal to the closing price of the Company’s stock on the grant-date. The Company does not discount the grant-date fair values determined to estimate post-vesting restrictions. RSUs without a market condition granted to non-executive employees during the nine months ended September 30, 2006 and 2005, had a grant-date fair value per RSU of $17.58 and $16.81, respectively.

The effect of the market condition on restricted stock units issued to officers of the Company is reflected in the award’s fair value on the grant date. A discount of 64.4% was applied to the closing price of the Company’s stock on the date of grant to estimate the fair value to reflect the market condition for RSUs with market conditions granted during the nine months ended September 30, 2006. No discount was applied to similar awards granted during the nine months ended September 30, 2005. RSUs that also included a market condition granted during the nine months ended September 30, 2006 and 2005, had a grant-date fair value per RSU of $11.32 and $16.81, respectively.

The following table summarizes the components of the Company’s stock-based compensation related to its employee RSUs recognized in the Company’s financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in millions)		($ in millions)
Pre-tax RSU expense	$4	$2	$10	$7
Tax benefit	(1)	(1)	(3)	(2)
RSU expense, net of tax	$3	$1	$7	$5
Total intrinsic value of RSUs converted(1)	$—	$—	$—	$—
Total fair value of RSUs vested	$3	$0	$10	$3
Cash used to settle RSUs	$—	$—	$—	$—
Total compensation cost capitalized as part of the cost of an asset	$—	$—	$—	$—

(1)          No RSUs were converted during the three or nine months ended September 30, 2006 or 2005.

As of September 30, 2006, $22 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 1.86 years. There were no modifications to RSU awards during the three or nine months ended September 30, 2006.

A summary of the restricted stock unit activity for the nine months ended September 30, 2006 follows (amounts of RSUs in thousands, $ in millions except per unit amounts):

	RSUs	Weighted Average Grant-date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
Nonvested at December 31, 2005	2,376	$12.41
Vested year to date	(541)	$12.07
Forfeited and expired year to date	(171)	$12.04
Granted year to date	1,086	$15.52
Nonvested at September 30, 2006	2,750	$13.75
Vested at September 30, 2006	909	$10.82	—	$9
Vested and expected to vest at September 30, 2006	3,612	$12.98	1.39	$27

The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2005 was $16.81. The fair value of RSUs vested during the nine months ended September 30, 2005 was $3 million. No RSUs were converted during the nine months ended September 30, 2006 and 2005.

The total grant-date fair value of all RSUs granted during the nine months ended September 30, 2006 was $17 million. If no discount was applied to reflect the market condition for RSUs issued to officers, the total grant-date fair value of all RSUs granted during the nine months ended September 30, 2006 would have increased by $2 million.

12.   SALE OF SUBSIDIARY STOCK AND BRASILIANA RESTRUCTURING

In late September and early October 2006, a consolidated AES subsidiary, Brasiliana, entered into a series of transactions to repay debt issued by Brasiliana which was held by BNDES, a Brazilian governmental agency, and to refinance certain other holding company debts in the ownership chain of Brasiliana.

In September 2006, Brasiliana’s wholly owned subsidiary, Transgás, sold 13.76 billion preferred class-B shares, representing 33% economic ownership, in Eletropaulo, a regulated electric utility in Brazil. The preferred class-B shares hold no voting rights. As a result, there was no change in Brasiliana’s voting interest in Eletropaulo, and Brasiliana continues to control Eletropaulo. Brasiliana received $522 million in net proceeds on the sale of its shares on the open market, at a price per share of Brazilian real $.0085 (approximately $.04/share). On October 5, 2006, the over-allotment option (2.064 billion shares, or 5% economic ownership in Eletropaulo) associated with the secondary offering was exercised, at a price per share of Brazilian real $.0085 (approximately $.04/share). Proceeds from the over-allotment option totaled $78 million.

In the three months ended September 30, 2006, AES recognized a $537 million loss on the sale that was comprised of several components, the largest of which resulted from the recognition of previously deferred currency translation losses. In addition, an $18 million loss was included in derivative foreign currency transaction losses. Also recognized on the transaction were an income tax benefit of $121 million and minority interest expense of $66 million. The net after-tax loss on the sale and debt restructuring was $500 million.

As a result of these transactions, Brasiliana’s economic ownership in Eletropaulo was reduced from 73% to 35% and therefore AES’s net economic ownership in Eletropaulo was reduced from 34% to 16%. AES continues to control and consolidate Eletropaulo as a result of its 50.01% voting interest in

Brasiliana’s successor company, which continues to own a 74% voting interest in Eletropaulo, in the form of Common shares and Preferred class-A shares.

On October 2, 2006, Brasiliana repaid in full $608 million in principal and accrued interest on debt held by BNDES funded primarily by the sale of Eletropaulo preferred class-B shares held by Transgás. This debt was repaid prior to the scheduled maturity date. The Company has reclassified $552 million of principal from long-term to current non-recourse debt on the accompanying condensed consolidated balance sheet at September 30, 2006.

The purpose of these transactions was to reduce leverage, to eliminate U.S. dollar denominated debt at the holding company level, and to eliminate restrictive covenants (including an existing cash sweep) that prevented the payment of dividends from Brasiliana to its shareholders.

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

The Regulated Utilities segment consists primarily of 14 distribution companies in seven countries with over 11 million end-user customers. All of our companies operate in a defined service area. This segment is composed of one integrated utility located in the U.S. (IPL), two distribution companies in Brazil (Eletropaulo and Sul), an integrated utility in Venezuela (EDC), an integrated utility in Cameroon (AES SONEL) and electricity distribution businesses located in Argentina (EDELAP, EDEN and EDES), El Salvador (CAESS, CLESA, DEUSEM and EEO), and Ukraine (Kievoblenergo and Rivneenergo).

The Contract Generation segment businesses are primarily comprised of interests in 73 power generation facilities totaling approximately 23 gigawatts of capacity installed in 16 countries. These businesses generate and sell electricity primarily to wholesale customers under power purchase agreements of five years or longer for 75% or more of their output capacity at the time of origination. This limits their exposure to electricity price volatility. Exposure to fuel supply risks is also often limited through long-term fuel supply contracts or through fuel tolling arrangements whereby the customer assumes full responsibility for purchasing and supplying the fuel to the power plant. As a result of these contractual agreements, the businesses generally reduce commodity and electricity price volatility and thereby increase the predictability of their cash flows and earnings.

The Competitive Supply segment businesses are primarily comprised of interests in 23 power generation facilities totaling approximately 12 gigawatts of capacity in six countries. These businesses generate and sell electricity primarily to wholesale customers through competitive markets and, as a result, the cash flows and earnings of such businesses are more sensitive to fluctuations in the market price of electricity and of natural gas, coal and other fuels. However, for our Competitive Supply business in New York, which includes a fleet of low-cost coal fired plants, we have hedged the majority of our exposure to fuel, energy and emissions pricing simultaneously on a forward basis for the next several years.

Third Quarter Operating Highlights

We achieved solid results in the third quarter of 2006 as compared to the third quarter of 2005 with continued improvements in revenue and gross margin. Diluted loss per share from continuing operations of $(0.54) was driven by a $500 million charge taken in the third quarter related to the sale of subsidiary stock pursuant to a restructuring transaction within our Brazilian business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	% Change		2006	2005	% Change
	($ in millions)
Revenue	$3,150	$2,759	14%		$9,170	$8,051	14%
Gross Margin	$974	$897	9%		$2,844	$2,246	27%
Gross Margin as a % of Revenue	30.9%	32.5%	(1.6	)p.p.	31.0%	27.9%	3.1	p.p.
Diluted (Loss) Earnings Per Share from Continuing Operations	$(0.54)	$0.32	(269)%		$0.32	$0.64	(50)%
Net Cash Provided By Operating Activies	$837	$619	35%		$1,814	$1,464	24%

Revenue increased 14% to $3.2 billion for the three months ended September 30, 2006 primarily due to favorable volume and impacts from foreign currency translation in our Contract Generation and Regulated Utilities segments. Gross margin improved 9% to $974 million for the three months ended September 30, 2006 largely impacted by higher revenues and lower transmission costs within the Regulated Utilities segment. This increase was offset slightly by a decline in Competitive Supply due primarily to higher maintenance costs in North America. Gross margin as a percentage of revenue decreased to 30.9% for the three months ended September 30, 2006 from 32.5% in 2005.

Revenue increased 14% to $9.2 billion for the nine months ended September 30, 2006 with increases in all segments. Contract Generation and Regulated Utilities drove the majority of the increase due to favorable foreign exchange and increased volume. Gross margin increased 27% to $2.8 billion for the nine months ended September 30, 2006 driven primarily by favorable results in the Regulated Utilities segment. Regulated Utilities improved with favorable volume, foreign currency translation and the recognition in 2005 of $192 million of bad debt expense to fully provision certain municipal receivables at our Brazilian utilities. Gross margin as a percentage of revenue increased to 31.0% for the nine months ended September 30, 2006 from 27.9% in 2005.

Strategic Highlights

The Company continues to maintain an active development pipeline of potential growth investments. We are increasing resources in 2006 at both the corporate and business level in support of business development opportunities, which may include expansion at existing locations, which we call platform extensions, new greenfield investments, privatization of government assets, and mergers and acquisitions. In addition, as part of our efforts to identify attractive investment opportunities in related businesses, we look to participate in adjacent energy and infrastructure businesses such as LNG regasification, desalination, wind power generation, reducing or offsetting greenhouse gas emissions, and other alternative energy initiatives. These efforts may result in forming joint ventures, technology sharing or licensing arrangements, and other innovative market offerings. The Company also continues to evaluate portfolio management transactions which could occur when public market values for businesses significantly exceed what we consider to be a reasonable investment value.

In our core generation and distribution business, we continued to build a strong development pipeline of projects, primarily platform expansion and greenfield development generally following the long-term Contract Generation business model. The Company’s growth project backlog (projects in the engineering phase or under construction) as of September 30, 2006 totaled 2,206 gross MW of new generation capacity with a total expected investment of approximately $3 billion through 2010. This includes projects in Chile and Spain, which are scheduled to start-up this year, and projects in Bulgaria and Panama, which are scheduled to commerce operations in 2009-2010. Most of these capital project costs have been or will be funded primarily through non-recourse subsidiary debt financing and, in the case of the Spain project, partner capital contributions. In addition, in the second quarter of this year, the Company acquired an additional 25% interest in the Itabo coal-fired power plant in the Dominican Republic for approximately $23 million. In early November a subsidiary of the Company entered into agreements to acquire Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP), two 230 MW petcoke-fired generating facilities in Mexico supported by long-term power purchase agreements with two major industrial companies, for a total consideration of approximately $615 million for the project equity, subordinated debt and assumption of the remaining project debt.  The transaction is expected to close in early 2007. The Company has a number of other growth investments in advanced feasibility study and commercial negotiation stages in a number of countries, and a much larger number in early development stages, which can range from a review of a request for proposal or proactive discussions with prospective customers on business development opportunities.

In the alternative energy business area, the Company has one project under construction, a 233 MW wind project, Buffalo Gap II in Texas, an expansion of Buffalo Gap I, a 121 MW, $180 million facility also in Texas. Construction costs are estimated to be $350 million and will be financed primarily by financial institutions pursuant to a construction loan agreement, which is based on a 10-year power purchase agreement with Centrica’s subsidiary, Direct Energy.

In the third quarter, the Company acquired 73 MW of wind generation assets in California. Continuing the company’s growth strategy in Europe, AES executed a letter of agreement to acquire a 40% stake in the 120 MW Kavarna wind project in Bulgaria, one of the largest wind development projects in southeast Europe.

In the second quarter, the Company made its first strategic move into the European wind market, with the purchase of a majority stake in the Wind Energy Ltd. (“WEL”) companies, comprised of 640 MW of wind development projects in Scotland. AES’s first wind project, Buffalo Gap I, began full commercial operations in April 2006. The Company refinanced approximately $117 million of the project cost through partnership equity financing, which was reflected as a change to minority interest.

Also in the second quarter, the Company acquired a 9.9% ownership interest in AgCert International (“AgCert”) for $52 million. AgCert is an Ireland-based company, which uses agricultural sources to produce greenhouse gas emission offsets under the Kyoto Protocol. AES and AgCert have formed a joint venture known as AES AgriVerde, which will deploy greenhouse gas emission reduction technology in selected countries of Asia, Europe and North Africa. AES expects to invest approximately $325 million over the next five years into AES AgriVerde.

During the second quarter of 2006, the Company also sold approximately 7.6% of the Company’s shares in Gener for $123 million, reducing AES’s ownership percentage of Gener to 91%.

In the first quarter, the Company sold its 50% interest in a power project in Kingston, Canada for $110 million.

The Company expects to fund growth investments from net cash from operating activities and/or the proceeds from the issuance of debt, common stock, other securities, asset sales, and partner equity contributions. Certain of the alternative energy business opportunities may be considered start-up businesses that will need to be funded initially through cash equity contributions, and may have limited debt financing opportunities initially. We see sufficient attractive investment opportunities that may exceed available cash and net cash from operating activities in future periods.

Management is implementing remediation plans for the material weaknesses as described in Item 4. Controls and Procedures of this Form 10-Q, and has taken efforts to strengthen the existing finance organization and systems across the Company. These efforts include hiring additional accounting and tax personnel at the Corporate office to provide technical support and oversight of our global financial processes, as well as assessing where additional finance resources may be needed at our subsidiaries. Various levels of training programs on specific aspects of U.S. GAAP have been developed and provided to our subsidiaries throughout 2006, and system upgrades and software are also being added to support certain remediation efforts.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	$ change 2006 vs. 2005	2006	2005	$ change 2006 vs. 2005
Gross Margin:
Regulated Utilities	$438	$339	$99	$1,212	$816	$396
Contract Generation	451	452	(1)	1,301	1,197	104
Competitive Supply	85	106	(21)	331	233	98
Total gross margin	974	897	77	2,844	2,246	598
General and administrative expenses(1)	(66)	(49)	(17)	(180)	(143)	(37)
Interest expense	(488)	(448)	(40)	(1,362)	(1,389)	27
Interest income	119	96	23	325	278	47
Other (expense) income, net	(51)	(11)	(40)	(148)	41	(189)
Gain on sale of investments	10	—	10	97	—	97
Loss on sale of subsidiary stock	(537)	—	(537)	(537)	—	(537)
Foreign currency transaction (losses), net	(56)	(21)	(35)	(77)	(54)	(23)
Equity in earnings of affiliates	28	20	8	87	66	21
Income tax expense	(74)	(173)	99	(370)	(400)	30
Minority interest expense	(212)	(97)	(115)	(466)	(222)	(244)
Income from continuing operations	(353)	214	(567)	213	423	(210)
Income (loss) from operations of discontinued businesses	8	30	(22)	(59)	30	(89)
Gain on sale of discontinued business	5	—	5	5	—	5
Extraordinary items	—	—	—	21	—	21
Net income	$(340)	$244	$(584)	$180	$453	$(273)
PER SHARE DATA:
Basic (loss) income per share from continuing operations	$(0.54)	$0.33	$(0.87)	$0.32	$0.65	$(0.33)
Diluted (loss) income per share from continuing operations	$(0.54)	$0.32	$(0.86)	$0.32	$0.64	$(0.32)

(1)          General and administrative expenses are corporate and business development expenses

Overview

Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
Regulated Utilities	$1,565	50%	$1,387	50%	$4,541	50%	$4,142	51%
Contract Generation	1,250	40%	1,046	38%	3,600	39%	3,019	38%
Competitive Supply	335	10%	326	12%	1,029	11%	890	11%
Non-Regulated	$1,585	50%	$1,372	50%	$4,629	50%	$3,909	49%
Total	$3,150	100%	$2,759	100%	$9,170	100%	$8,051	100%

(1)             Prior period segment and regional results have been restated to reflect the movement of Eden in Argentina (Regulated Utilities) and Indian Queens in the U.K. (Competitive Supply) into discontinued operations. In addition, prior period regional results have been restated for the revised regional management structure, which included the movement of the Middle East (“ME”) businesses from EMEA into Asia (renamed Asia & Middle East) and the movement of Kazakhstan from Asia into the new Europe & Africa region.

(2)             Sales from our Brazil generation business, Tietê (reported in the Contract Generation segment), to our Brazil distribution company, Eletropaulo (reported in the Regulated Utilities segment), are eliminated within the Regulated Utilities segment due to the pass through nature of these costs. These intersegment revenues were $170 million and $132 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $507 million and $345 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Revenues increased $391 million, or 14%, to $3.2 billion for the three months ended September 30, 2006 from $2.8 billion for the three months ended September 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 12% for the three months ended September 30, 2006 from the three months ended September 30, 2005. The increase in revenues, after adjusting for favorable foreign exchange rates, was driven by higher prices across all three segments, higher volume in our Contract Generation and Regulated Utilities segments and the consolidation of Itabo in the Contract Generation segment.

Revenues increased $1.1 billion, or 14%, to $9.2 billion for the nine months ended September 30, 2006 from $8.1 billion for the nine months ended September 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 10% for the nine months ended September 30, 2006 from the nine months ended September 30, 2005. The increase in revenues, after adjusting for favorable foreign exchange rates, was driven by higher prices across all three segments, higher volume in our Regulated Utilities and Contract Generation segments, the consolidation of Itabo and an increase in emission allowance sales of $47 million.

Gross Margin

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
		% of Total		% of Total		% of Total		% of Total
	Gross Margin	Gross Margin	Gross Margin	Gross Margin	Gross Margin	Gross Margin	Gross Margin	Gross Margin
	($ in millions)
Regulated Utilities	$438	45%	$339	38%	$1,212	43%	$816	36%
Contract Generation	451	46%	452	50%	1,301	46%	1,197	53%
Competitive Supply	85	9%	106	12%	331	11%	233	11%
Non-Regulated	536	55%	558	62%	1,632	57%	1,430	64%
Total	$974	100%	$897	100%	$2,844	100%	$2,246	100%
Gross Margin as a % of Revenue	30.9%		32.5%		31.0%		27.9%

Gross margin increased $77 million, or 9%, to $974 million for the three months ended September 30, 2006 from $897 million for the three months ended September 30, 2005. This increase was primarily due to favorable foreign currency translation and volume in the Regulated Utilities segment, as well as the consolidatation of Itabo in the Contract Generation segment. This increase in the Regulated Utilities segment was partially offset by a decrease in the Competitive Supply segment due to outage-related lost volume and maintenance costs in North America. Gross margin as a percentage of revenue decreased to 30.9% in the three months ended September 30, 2006 versus 32.5% in the three months ended September 30, 2005 primarily due to higher maintenance and fuel costs in both our Contract Generation and Competitive Supply segments.

Gross margin increased $598 million, or 27%, to $2.8 billion for the nine months ended September 30, 2006 from $2.2 billion for the nine months ended September 30, 2005. This increase was primarily due to a prior year bad debt provision for municipal receivables in Brazil and foreign exchange rates in the Regulated Utilities segment, higher revenue pricing and an increase in emission allowance sales of $47 million. Gross margin as a percentage of revenue increased to 31.0% in the nine months ended September 30, 2006 versus 27.9% in the nine months ended September 30, 2005 primarily due to the prior year provision for uncollectible municipal receivables in Brazil, as well as the favorable foreign exchange rates in Brazil.

Segment Analysis

Regulated Utilities Revenues

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$273	9%	$254	9%	$780	9%	$710	9%
Latin America	1,157	37%	1,019	37%	3,339	36%	3,058	38%
Europe & Africa	135	4%	114	4%	422	5%	374	4%
Total	$1,565	50%	$1,387	50%	$4,541	50%	$4,142	51%

Revenue from the Regulated Utilities segment for the three months ended September 30, 2006 increased $178 million, or 13%, compared to the three months ended September 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased 7% for the three months ended September 30, 2006 as compared to the same period in 2005, due primarily to higher tariff rates in Latin America and North America, and volume in Latin America. Revenue increases were driven largely by Latin America which increased $138 million, or 14%, Europe & Africa which increased $21 million, or 18%, and North America which increased $19 million, or 7%. The Brazil real appreciated by 8% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 resulting in increased revenues in Brazil. Excluding the impact of foreign currency translation, Latin America would have increased due to favorable higher tariffs and volume at Eletropaulo in Brazil, higher volume and tariff rates at EDC in Venezuela and higher tariffs at CAESS in El Salvador. The increase in Europe & Africa is attributable to increases in both tariff rates and volume in the Ukraine, as well as an increase in volume and foreign currency exchange at SONEL in Cameroon. The increase in North America was driven by higher pricing at IPL due to pass-through of higher fuel costs.

Revenue from the Regulated Utilities segment for the nine months ended September 30, 2006 increased $399 million, or 10%, compared to the nine months ended September 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased 1% relative to the nine months ended September 30, 2005 due primarily to favorable rate increases in North America. Revenue increases were driven largely by Latin America which increased $281 million, or 9%, North America which increased $70 million, or 10%, and Europe & Africa which increased $48 million, or 13%. The Brazilian real appreciated by 14% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulting in increased revenues in Brazil. Excluding the impact of foreign currency translation, Latin America decreased approximately 3%. This decrease was driven primarily by increased intercompany volume between Eletropaulo and Tietê, which is eliminated in the Regulated Utilities segment and reported in the Contract Generation segment. In addition, revenue decreased from the realization in the first quarter of 2005 of $50 million for a retroactive prior year tariff increase in Brazil that was not realized in 2006, an increase in regulator fees in 2006 and lower tariff-related contribution at Eletropaulo. These declines were offset partially by increased transmission usage fees, favorable loss recovery and higher volume at Eletropaulo, increased volume and tariff rates at EDC in Venezuela, and higher tariffs at CAESS in El Salvador. The increase in North America was driven by higher pricing at IPL due to pass-through of higher fuel costs offset partially by lower volume. The increase at Europe & Africa is the result of favorable tariff rates and volume in the Ukraine, as well as an increase in volume at SONEL in Cameroon.

Regulated Utilities Gross Margin

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$89	9%	$87	10%	$211	8%	$246	11%
Latin America	314	32%	236	26%	904	32%	489	22%
Europe & Africa	35	4%	16	2%	97	3%	81	3%
Total	$438	45%	$339	38%	$1,212	43%	$816	36%
Regulated Utilities
Gross Margin as a % of Regulated Utilities Revenue	28.0%		24.5%		26.7%		19.7%

Gross margin from our Regulated Utilities segment increased $99 million, or 29%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due principally to increased volume and favorable foreign exchange rates in Latin America. Latin America increased $78 million, or 33%, and Europe & Africa increased $19 million, or 119%. The increase in Latin America was primarily due to favorable foreign exchange rates, lower transmissions costs and lower fixed costs due to a favorable depreciation adjustment due to a correction of U.S. GAAP depreciation expense at Eletropaulo in Brazil, partially offset by increased reserves for labor contingencies. The increase in Europe & Africa is mostly attributable to the favorable settlement of a value added tax liability and higher volume. Gross margin as a percentage of revenue increased to 28.0% in the three months ended September 30, 2006 versus 24.5% in the three months ended September 30, 2005 primarily due to lower fixed costs at Eletropaulo, favorable foreign exchange rates and the favorable settlement of a tax liability in Europe & Africa.

Gross margin from our Regulated Utilities segment increased $396 million, or 49%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due principally to the benefits of favorable foreign exchange rates and to the prior year provision for uncollectible municipal receivables in Brazil. Latin America increased $415 million, or 85%, Europe & Africa increased $16 million, or 20%, while North America decreased $35 million, or 14%. The increase in Latin America was primarily driven by the 2005 Brazil receivable reserves and favorable foreign exchange rates and the favorable depreciation adjustment in Brazil, combined with favorable tariff rates and volume at EDC in Venezuela. These gains were partially offset by the increase for legal reserves at Eletropaulo and higher salaries and depreciation expense at EDC. Europe & Africa increased due to favorable fixed costs from the favorable settlement of a tax liability mentioned above, as well as higher volumes in the

Ukraine. Gross margin decreased for North America due to higher maintenance costs at IPL as a result of timing of outages. Gross margin as a percentage of revenue increased to 26.7% in the nine months ended September 30, 2006 versus 19.7% in 2005 primarily due to the receivables reserves booked in 2005 as well as the favorable foreign exchange rates in Brazil.

Contract Generation Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$359	12%	$338	12%	$997	11%	$951	12%
Latin America	548	17%	462	17%	1,562	17%	1,276	16%
Europe & Africa	138	4%	95	3%	389	4%	339	4%
Asia & ME	205	7%	151	6%	652	7%	453	6%
Total	$1,250	40%	$1,046	38%	$3,600	39%	$3,019	38%

Revenue from our Contract Generation segment for the three months ended September 30, 2006 increased $204 million, or 20%, compared to the three months ended September 30, 2005 mostly from the consolidation of Itabo, higher volume in Pakistan and at Tietê in Brazil. Foreign currency translation did not have a significant impact on revenue for the three months ended September 30, 2006 versus 2005. Revenue increases were realized in all segments as Latin America increased $86 million, or 19%, Asia & ME increased $54 million, or 36%, Europe & Africa increased $43 million, or 45%, and North America increased $21 million, or 6%. The increase in Latin America was driven by the consolidation of Itabo in the Dominican Republic which added $48 million of incremental revenue and Tietê in Brazil which experienced favorable volume (mostly intercompany with Eletropaulo). In addition, Andres in the Dominican Republic had higher volume, and Gener in Chile realized higher revenue due to an increase in the contract energy price and an increase in volume. Asia & ME revenues increased mostly as a result of higher volume in Pakistan, as well as higher contract pricing for capital cost recovery and volumes at Kelanitissa in Sri Lanka. Europe & Africa’s favorable revenue was driven primarily by higher prices at Tisza II in Hungary due to higher fuel costs and higher emission allowance sales of $4 million. Also, higher volume and capacity payments at Kilroot in Ireland contributed to the increase in Europe & Africa. North America grew due to an increase at Thames which experienced an outage for the entire month of September 2005, favorable fuel related charge rate at Puerto Rico and improved operating performance at Southland.

Revenue from our Contract Generation segment for the nine months ended September 30, 2006 increased $581 million, or 19%, compared to the nine months ended September 30, 2005 primarily the result of higher volumes in Pakistan, as well as the consolidation of Itabo. Foreign currency translation did not have a significant impact on revenue for the nine months ended September 30, 2006 versus 2005 as favorable exchange rates in Latin America were offset by unfavorable rates in Europe & Africa. Revenue increased across all regions with Latin America increasing $286 million, or 22%, Asia & ME  $199 million, or 44%, Europe & Africa $50 million, or 15%, and North America $46 million, or 5%. The increases in Latin America was driven by higher volumes at Tietê in Brazil, the consolidation of Itabo in the Dominican Republic, higher volumes at Andres and Los Mina in the Dominican Republic and higher volume and prices at Gener in Chile. Asia & ME revenues increased mostly as a result of higher volume in Pakistan, as well as higher contract pricing for capital cost recovery and volumes at Kelanitissa in Sri Lanka. The increase in Europe & Africa is the result of emission allowance sales of $27 million compared to none in the prior year, higher rates at Tisza II, partially offset by unfavorable foreign exchange. North America increase is driven by increased charge rates for fuel and variable maintenance costs in Puerto Rico, improved operating performance at Southland and higher volumes at Thames.

Contract Generation Gross Margin

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$126	13%	$136	15%	$312	11%	$346	15%
Latin America	212	22%	219	24%	645	23%	516	23%
Europe & Africa	45	4%	25	3%	141	5%	118	5%
Asia & ME	68	7%	72	8%	203	7%	217	10%
Total	$451	46%	$452	50%	$1,301	46%	$1,197	53%
Contract Generation
Gross Margin as a % of Contract Generation Revenue	36.1%		43.2%		36.1%		39.6%

Gross margin from our Contract Generation segment was flat for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as favorable emission sales in Europe & Africa were offset by higher maintenance costs in Latin America and higher maintenance and fuel costs in North America.  The increase in Europe & Africa of $20 million, or 80%, was offset by decreases in North America of $10 million, or 7%, Latin America of $7 million, or 3%, and Asia & ME of $4 million, or 6%. Europe & Africa’s increase was driven by emission allowance sales in Tisza II in Hungary and Bohemia in the Czech Republic, and higher capacity payments at Kilroot in Ireland. North America’s decrease was attributable to higher variable maintenance expenses at Southland due to a favorable dispute settlement recognized in 2005 of $6 million, higher maintenance expenses at Red Oak due to outages in 2006 and $3 million of legal expenses at Puerto Rico and Red Oak related to a warranty claim and contract disputes. Latin America’s decrease was due to higher fuel costs and higher maintenance expenses for turbine overhaul at Uruguaiana in Brazil, higher purchased electricity prices and transmission costs at Gener in Chile, offset partially by the consolidation of Itabo in the Dominican Republic. The decrease in Asia & ME is attributable to higher dispatch in Pakistan at slightly negative margin. The Contract Generation gross margin as a percentage of revenues decreased to 36.1% for the three months ended September 30, 2006 versus 43.2% for 2005, driven primarily by the higher fuel costs, higher dispatch in Pakistan and maintenance expenses at Gener, as well as higher maintenance expenses in the U.S.

Gross margin from our Contract Generation segment increased $104 million, or 9%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 driven primarily by favorable volume and the consolidation of Itabo in Latin America and emission sales in Europe & Africa. Latin America increased by $129 million, or 25%, and Europe & Africa increased by $23 million, or 19%. These gains were partially offset by decreases at North America of $34 million, or 10%, and Asia & ME of $14 million, or 6%. Latin America’s increase was driven primarily by favorable volume at Tietê, favorable rate and volume at Gener in Chile, and the consolidation of Itabo. These favorable changes were offset by higher transmission costs and regulator fees at Tietê in Brazil and higher fuel and transmission costs at Gener. Europe & Africa’s increase was driven by the increase in emission allowance sales in Hungary. North America’s decrease was attributable to the increased maintenance costs described above for Southland, Red Oak and Puerto Rico, as well as outage related costs at Warrior Run, Delano and Ironwood. Asia & ME decreased due to higher dispatch at Ras Laffan in Qatar and at Lal Pir in Pakistan, the impact of prior-year receipt of insurance proceeds at Kelanitissa in Sri Lanka, as well as higher depreciation and other fixed costs at Lal Pir. The Contract Generation gross margin as a percentage of revenues decreased to 36.1% for the first quarter of 2006 versus 39.6% for 2005, driven by the higher fixed costs in Asia and higher maintenance costs in North America.

Competitive Supply Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
	($ in millions)
North America	$147	5%	$145	5%	$491	5%	$388	5%
Latin America	136	4%	125	5%	343	4%	301	4%
Europe & Africa	52	1%	56	2%	195	2%	201	2%
Total	$335	10%	$326	12%	$1,029	11%	$890	11%

Revenue from our Competitive Supply segment for the three months ended September 30, 2006 increased $9 million, or 3%, compared to the three months ended September 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 4% for the three months ended September 30, 2006 versus 2005, due primarily to higher spot prices at Alicura in Argentina and higher prices in New York. Latin America increased $11 million, or 9%, offset slightly by Europe & Africa which decreased $4 million, or 7%. Latin America’s increase was primarily due to higher spot prices and volume at Alicura, offset slightly by unfavorable exchange rates. The Europe & Africa decrease is due to a decline at Borsod in Hungary as a result of the elimination of intercompany emission allowance sales. This elimination of revenue is offset by an equal amount of expense elimination at Bohemia in the Contract Generation segment. North America was flat with favorable market prices offset by the outage at Westover in New York.

Revenue from our Competitive Supply segment for the nine months ended September 30, 2006 increased $139 million, or 16%, compared to the nine months ended September 30, 2005. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 17% for the nine months ended September 30, 2006 versus 2005, due primarily to higher spot prices and emission allowance sales in New York as well as favorable rate at Alicura in Argentina. The revenue increase was driven by North America which increased $103 million, or 27%, and Latin America which increased $42 million, or 14%, offset by Europe & Africa which decreased $6 million, or 3%. North America’s increase was primarily due to higher spot market prices, volume and increased emission allowance sales of $15 million in New York. The volume increase at New York is mostly attributable to a 20 day outage that occurred at Somerset in May of 2005 offset slightly by the outage in the current quarter at Westover. Also in North America, Deepwater in Texas realized higher prices and volume due to a new contract agreement and also higher volume. Latin America’s increase was mostly from favorable prices at Alicura and higher spot market prices at Panama.

Competitive Supply Gross Margin

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	($ in millions)
North America	$24	2%	$42	5%	$149	5%	$99	5%
Latin America	67	7%	65	7%	147	5%	118	5%
Europe & Africa	(6)	0%	(1)	0%	35	1%	16	1%
Total	$85	9%	$106	12%	$331	11%	$233	11%
Competitive Supply
Gross Margin as a % of Competitive Supply Revenue	25.4%		32.5%		32.2%		26.2%

Gross margin from our Competitive Supply segment decreased $21 million, or 20%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due primarily to higher maintenance and fuel costs in New York. The decrease was driven by North America which decreased $18 million, or 43%, and Europe & Africa which declined $5 million, offset by Latin America which increased $2 million, or 3%. North America’s decrease is attributable to higher maintenance costs and lost volume in New York for a 2006 outage at Westover. Europe & Africa was unfavorable due primarily to Borsod’s increased intercompany emission revenue described above. The increase in Latin America was due to Alicura’s favorable rate and volume which was mostly offset by Panama’s 2005 credit in fixed costs related to a settlement with the transmission company, as well as lower spot sales. Gross margin as a percentage of revenues decreased to 25.4% for the third quarter of 2006 compared to 32.5% for 2005. This decrease was primarily from higher maintenance costs in New York and Borsod’s emission revenue adjustment.

Gross margin from our Competitive Supply segment increased $98 million, or 42%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due primarily to higher energy margins and emission allowance sales in New York, as well as favorable results in Alicura. North America increased $50 million, or 51%, Latin America increased $29 million, or 25%, and Europe & Africa increased $19 million, or 119%. The increase in North America was the result of higher energy margins and emission allowance sales at our business in New York, as well as favorable rates at Deepwater. Latin America’s increase was driven by favorable revenue pricing at Alicura as mentioned above, offset partially by Panama’s prior year reduction in fixed costs. Europe & Africa was favorable due to higher volume and prices in Kazakhstan. Gross margin as a percentage of revenues increased to 32.2% for the third quarter of 2006 compared to 26.2% for 2005. This increase was due to higher emission allowance sales and energy margins in New York, higher prices in Kazakhstan and favorable margin rates at Alicura in Argentina.

General and administrative expenses

General and administrative expenses increased $17 million to $66 million for the three months ended September 30, 2006 from $49 million for the three months ended September 30, 2005. General and administrative expenses as a percentage of total revenues remained constant at 2% for the three months ended September 30, 2006 and 2005, respectively. The increase in general and administrative expense is primarily due to increased staffing in both business development and corporate finance.

General and administrative expenses increased $37 million to $180 million for the nine months ended September 30, 2006 from $143 million for the nine months ended September 30, 2005. General and administrative expenses as a percentage of total revenues remained constant at 2% for the nine months ended September 30, 2006 and 2005, respectively. The increase in general and administrative expense is primarily due to an increase in consulting and staffing for business development.

Interest expense

Interest expense increased $40 million, or 9%, to $488 million for the three months ended September 30, 2006 from $448 million for the three months ended September 30, 2005. Interest expense increased as a result of a settlement agreement reached between our Brazilian subsidiary and a large customer to settle mutual accounts receivable and payable between the two parties. The agreement allowed for an inflation adjustment on the liability that resulted in $20 million of additional interest expense recognized at the Brazilian subsidiary. The inflation adjustment on the receivable balance is included in interest income. The remaining increase is primarily due to losses on interest rate derivatives and negative impacts of foreign currency translation. These increases were partially offset by lower interest expense from reduced debt balances at certain locations.

Interest expense decreased $27 million, or 2%, to $1,362 million for the nine months ended September 30, 2006 from $1,389 million for the nine months ended September 30, 2005. Interest expense decreased primarily due to reduced debt balances at certain locations, as well as the decrease in amortization of deferred financing costs due to the pay down of debt in the first and second quarter of 2005. This decrease was partially offset by the negative impact of foreign currency translation and the additional interest expense at one of our Brazilian subsidiaries due to inflation adjustment included in the settlement agreement discussed above.

Interest income

Interest income increased $23 million to $119 million for the three months ended September 30, 2006 from $96 million for the three months ended September 30, 2005. Interest income increased $47 million to $325 million for the nine months ended September 30, 2006 from $278 million for the nine months ended September 30, 2005.

The increase from the three months ended September 30, 2005 to the three months ended September 30, 2006 is attributable to the agreement between one of our Brazilian subsidiaries and a large customer to settle accounts receivable with an account payable. The agreement allowed for an inflation adjustment on the receivable of $22 million that was recognized in interest income. The inflation adjustment on the payable is included in interest expense. In addition, one of our Brazilian subsidiaries experienced a reduction in interest earned on regulatory assets of $12 million. The increase in interest income was also impacted by favorable foreign currency translation, primarily due to the appreciation of the Brazilian real, and higher cash and cash equivalents and short term investments in Chile and one of our Brazilian subsidiaries.

The increase from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 is attributable to interest income at one of our subsidiaries in the Dominican Republic related to the settlement of certain net receivables in February 2006, coupled with favorable foreign currency translation primarily due to the appreciation of the Brazilian real, and the impacts of higher cash and cash equivalents and short-term investments in Brazil and Chile. The increase was partially offset by a decrease in interest earned on regulatory assets in Brazil of approximately $43 million.

Other (expense) income, net

Other net (expense) income increased $40 million to an expense of $51 million for the three months ended September 30, 2006 from $11 million expense for the three months ended September 30, 2005, and decreased $189 million to an expense of $148 million for the nine months ended September 30, 2006 from income of $41 million for the nine months ended September 30, 2005.

The increase in other expense from the three months ended September 30, 2005 to the same period ended September 30, 2006 is primarily attributable to a write-off of certain regulatory assets that were evaluated for recoverability at one of our Brazilian subsidiaries, liquidated damages due to continued delays at our construction project in Spain, and an increase in certain legal contingencies.

The decrease in other (expense) income, net from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 is primarily due (in addition to the items mentioned above) to a $70 million gain recognized in the second quarter of 2005 from the reduction of a business tax liability no longer required by one of our Brazilian subsidiaries, a $62 million loss on the extinguishment of the parent’s senior subordinated debentures and debt in El Salvador, and liquidated damages recognized in the second quarter of 2006 from continued delays in our construction project in Spain. These items were partially offset by a gain on a debt extinguishment at a subsidiary located in Argentina, recognized in the first quarter of 2006.

Gain on sale of investments

Gain on the sale of investments for the three months ended September 30, 2006 included a $10 million gain on the transfer of Infoenergy, a wholly owned AES subsidiary, to Brasiliana. Brasiliana is 54% owned by BNDES, but controlled by AES. This transaction was part of the Company’s agreement with BNDES to terminate the Sul Option.

Gain on sale of investments of $97 million for the nine months ended September 30, 2006 included the net gain on the sale of our equity investment in a power project in Canada (Kingston) in March 2006 and the Infoenergy gain discussed above. There were no sales of investments for the three or nine months ended September 30, 2005.

Loss on sale of subsidiary stock

As discussed in Note 12 to the Condensed Consolidated Financial Statements, in September 2006, Brasiliana’s wholly owned subsidiary, Transgás sold a 33% economic ownership in Eletropaulo, a regulated electric utility in Brazil. Despite the reduction in economic ownership, there was no change in Brasiliana’s voting interest in Eletropaulo and Brasiliana continues to control Eletropaulo. Brasiliana received $522 million in net proceeds on the sale. On October 5, 2006, Brasiliana sold an additional 5% economic ownership in Eletropaulo for $78 million. For the three months ended September 30, 2006, AES recognized a pre-tax loss of $537 million as a result of the recognition of previously deferred currency translation losses.

Foreign currency transaction (losses) gains on net monetary position

Foreign currency transaction (losses) gains at certain of the Company’s foreign subsidiaries and affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
AES Corporation	$(10)	$6	$(14)	$7
Argentina	(1)	(3)	(6)	3
Brazil	(22)	(25)	(49)	(60)
Venezuela	(6)	12	—	34
Dominican Republic	2	2	—	(3)
Pakistan	(5)	(5)	(13)	(17)
Chile	—	(3)	(1)	(6)
Kazakhstan	(11)	1	(1)	(2)
Colombia	(5)	(1)	3	(4)
Other	2	(5)	4	(6)
Total(1)	$(56)	$(21)	$(77)	$(54)

(1)          Includes $27 million and $35 million of losses on foreign currency derivative contracts for the three months ended September 30, 2006 and 2005, respectively; and includes $43 million and $114 million of losses on foreign currency derivative contracts for the nine months ended September 30, 2006 and 2005, respectively.

The Company recognized foreign currency transaction losses of $56 million and $21 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized foreign currency transaction losses of $77 million and $54 million, respectively. The drivers impacting the movement quarter over quarter and year over year primarily related to operations in Brazil, Venezuela and Kazakhstan, and parent company debt denominated in British pounds. Foreign currency movements typically result from changes in U. S. dollar exchange rates at subsidiaries whose functional currency is not the U. S. dollar, as well as the gains or losses on monetary assets and liabilities denominated in a currency other than the functional currency of the entity and gains or losses on foreign currency derivatives.

For the three months ended September 30, 2006 the Brazilian real appreciated 4% compared to 5% for the same period in 2005. The Brazilian real appreciated 12% during the nine months ended September 30, 2006 compared to 18% during the same period in 2005. The reduction in foreign currency transaction losses in Brazil for the three months and nine months ended September 30, 2006 is primarily due to a reduction in derivative transaction losses as a result of the reduction in U.S. dollar denominated debt balances at Eletropaulo as well as reduced losses on Brazilian real denominated liabilities.

In Kazakhstan, foreign currency losses during the quarter of $11 million were recorded, caused by unfavorable currency movements of $6 million and the losses in the changes of exchange rates on USD denominated debt of $5 million.

The parent company experienced foreign currency transaction losses, for the three months and nine months ended September 30, 2006, due to unfavorable currency movements on British pound denominated debt. The British pound appreciated 3% and 9% during the three and nine months ended September 30, 2006 compared to a depreciation of 2% and 8% during the same period in 2005. The appreciation of the British pound resulted in net foreign denominated debt transaction losses of $10 million and $14 million, respectively, for the three and nine month periods ended September 30, 2006.

In Venezuela, during the three months ended September 30, 2006, there was a loss of $6 million in comparison to a $12 million gain for the same period in 2005 due to an unfavorable currency adjustment in 2006 partially offset by transaction gains on currency conversions. The Venezuelan bolivar had moderate depreciation during the nine months ended September 30, 2006 as compared to an 11% depreciation for the nine months ended September 30, 2005. When the Venezuelan bolivar depreciates, gains are recognized related to the remeasurement of Bolivar denominated monetary liabilities, including debt. Thus, higher transaction gains of $34 million were realized during the nine months ended September 30, 2005 in comparison to a flat result for the same period in 2006.

Equity in earnings of affiliates

Equity in earnings of affiliates increased $8 million, or 40%, to $28 million for the three months ended September 30, 2006 from $20 million for the three months ended September 30, 2005. The increase is primarily driven by stronger operating results from an equity investment held by our Chilean subsidiary.

Through mid-May of 2006, AES’s 25% share in Itabo’s net income was included in this line item on the statement of operations. Subsequent to the Company’s purchase of the additional 25% interest, Itabo is reflected as a consolidated entity in the financial statements.

Equity in earnings increased $21 million, or 32%, to $87 million for the nine months ended September 30, 2006 from $66 million for the nine months ended September 30, 2005. The increase from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 is due to the settlement of a legal claim in the first quarter of 2006 related to AES Barry, an equity method investee in AES, stronger operating results from an equity investment held by our Chilean subsidiary, offset by a decrease in earnings from an equity investment in China, a decrease due to our sale of Kingston in the first quarter of 2006 and elimination of Itabo as an equity method investment.

Income taxes

Income tax expense on continuing operations decreased $99 million to $74 million for the three months ended September 30, 2006 from $173 million for the three months ended September 30, 2005. The Company’s effective tax rates were (110)% (we had tax expense on a loss from continuing operations) and

36% for the three months ended September 30, 2006 and 2005, respectively. The net increase in effective tax rate for the third quarter of 2006 versus the same period in 2005 was due, in part, to the $555 million pre-tax book loss on the sale by Transgás of shares of Eletropaulo preferred stock. This transaction resulted in a $69 million tax benefit for the Brazilian tax loss incurred on the sale of Eletropaulo shares and a $52 million tax benefit related to the release of valuation allowance at Transgás on its deferred tax asset for net operating loss carryforwards. The current quarter’s effective tax rate and income tax expense were increased by a $20 million adjustment to the return to accrual recorded in the fourth quarter of 2005 due to the recent identification and correction of an error on the 2004 tax return.

Income tax expense on continuing operations decreased $30 million to $370 million for the nine months ended September 30, 2006 from $400 million for the nine months ended September 30, 2005. The Company’s effective tax rates were 35% and 38% for the nine months ended September 30, 2006 and 2005 respectively.  The net decrease in effective tax rate for the nine month period in 2006 compared to the same period in 2005 was due, in part, to the second quarter 2006 release of a $43 million valuation allowance at the Company’s Brazilian subsidiary, Eletropaulo, related to its deferred tax asset on certain pension obligations, a decrease in U.S. taxes on distributions from certain non-U.S. subsidiaries due to recent changes in U.S. tax law, and the sale of Kingston in the first quarter of 2006, the gain on which was not taxable.

Minority interest

Minority interest expense, net of tax, increased $115 million to $212 million for the three months ended September 30, 2006 from $97 million for the three months ended September 30, 2005, and increased $244 million to $466 million for the nine months ended September 30, 2006 from $222 million for the nine months ended September 30, 2005. The increase in minority interest expense is primarily the result of activity at our Brazilian subsidiaries. Excluding the minority interest expense (see Note 12 to the Condensed Consolidated Financial Statements) of $66 million for the three month period ended September 30, 2006, as a result of Brasiliana’s sale of partial ownership in Eletropaulo, the remaining increase of $49 million and $178 million for the three and nine month periods then ended, are primarily due to higher after tax earnings in Brazil, and the consolidation of Itabo which was an equity investment in 2005. Minority interest expense on Itabo earnings was $11 million and $10 million, respectively, for the three and nine months ended September 30, 2006.

Discontinued operations

As discussed in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, the results of operations for two entities are reflected within the discontinued operations portion of the financial statements.

In May 2006, the Company reached an agreement to sell its interest in Eden, a regulated utility located in Argentina. Governmental approval of the transaction is still pending in Argentina, but the Company has determined that the sale is probable at this time. Therefore, Eden, a wholly-owned subsidiary of AES, has been classified as “held for sale” and reflected as such on the face of the financial statements. Eden is a distribution company that is part of the Regulated Utilities segment. The Company recognized a $66 million impairment charge to adjust the carrying value of Eden’s assets to their estimated net realizable value. This expense is included in the discontinued operation section of the Statement of Operations. The sale is expected to close by the end of the year.

In May 2006, AES agreed to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, (collectively “IQP”), which is part of the Competitive Supply segment. IQP is an Open Cycle Gas Turbine, located in the U.K. In September 2006, the sale of IQP was completed. Proceeds from the sale were $28 million in cash and the buyer’s assumption of debt of $30 million. The Company recognized a net gain on the sale of $5 million.

Extraordinary item

As discussed in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, in May 2006, AES purchased an additional 25% economic interest in Itabo, a power generation business located in the Dominican Republic for approximately $23 million. Prior to May, the Company held a 25% economic interest in Itabo and had accounted for the investment using the equity method of accounting with a corresponding investment balance reflected in the “Investments in and advances to affiliates” line item on the balance sheet. As a result of the transaction, the Company consolidates Itabo and, therefore, the investment balance has been reclassified to the appropriate line items on the balance sheet with a corresponding minority interest liability for the remaining economic 52% not owned by AES. The Company realized an after-tax extraordinary gain of $21 million as a result of the transaction.

Contingent Matters

As disclosed in Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, in exchange for the termination of $863 million of outstanding Brasiliana Energia debt and accrued interest during 2004, the Brazilian National Development Bank (“BNDES”) received $90 million in cash, 53.85% ownership of Brasiliana Energia and a one-year call option (“Sul Option”) to acquire a 53.85% ownership interest of Sul. The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana Energia, became exercisable on December 22, 2005. In June 2006, BNDES and AES reached an agreement to terminate the Sul Option in exchange for the transfer of another wholly owned AES subsidiary, AES Infoenergy Ltda., to Brasiliana Energia and $15 million in cash. The agreement closed on August 15, 2006 resulting in a gain on sale of investment of $9 million, net of income taxes of $1 million, including the extinguishment of the Sul Option.

Critical Accounting Policies and Estimates

The consolidated financial statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on April 4, 2006. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis included in the Company’s 2005 Form 10-K. An accounting estimate is considered critical if: the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual accounting estimates could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the nine months ended September 30, 2006. The Company did not make any changes to those policies during the period.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment,” (“SFAS No. 123R”). SFAS 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under Accounting Principles Board (“APB”) No. 25 by requiring that all share-based payments to employees, including grants of stock options for all outstanding years, be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Effective January 1, 2003, we adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, prospectively to all employee awards granted, modified or settled after January 1, 2003. AES adopted SFAS No. 123R and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost will be recognized (a) based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006 and (b) based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated. See Note 11 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

In April 2006, the FASB issued FSP FIN 46(R)-6. This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R). The guidance is to be applied to all entities with which the Company becomes involved and to all entities required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006. The Company adopted the provisions of this position on July 1, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which is effective for years beginning after December 31, 2006. The Company will adopt FIN No. 48 on January 1, 2007 and the Company will record the results of the application of this interpretation as an adjustment to beginning retained earnings. FIN No. 48 applies to all tax positions accounted for under SFAS No. 109. The Company is determining the impact at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). The new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expands the disclosure requirements about such measures. The new guidance is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company plans to adopt the standard on January 1, 2008. The Company is determining the impact at this time.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). The new guidance is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires a company to recognize the funded status of its defined benefit plans on its balance sheet. In addition, SFAS No. 158 changes the disclosure requirements for plans that are accounted for under SFAS No. 87 and No. 106. The Company will record a cumulative adjustment to adopt the recognition provisions of SFAS No. 158 as of December 31, 2006. While SFAS No. 158 will change certain disclosure information, it will not materially affect the assets, liabilities or equity accounts of the AES balance sheet. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial position or results of operations. The Company will adopt the measurement date provisions of the standard for the fiscal year ending December 31, 2007.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods. The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. When the Company initially applies the provisions of SAB 108, the Company does not expect the impact to be material to the financial statements.

Capital Resources and Liquidity

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as parent company), and is generally secured by the capital stock, physical assets, contracts and cash flows of the related subsidiary or affiliate. At September 30, 2006, we had $4.8 billion of recourse debt and $12.6 billion of non-recourse debt outstanding.

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

We intend to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or available on economically attractive terms. If we decide not to provide any additional funding or credit support to a subsidiary that has a project under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries loses a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary. At September 30, 2006, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $529 million (excluding those collateralized by letters of credit and other obligations discussed below).

As a result of AES parent’s below-investment-grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2006, we had $486 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. These letters of credit were provided under our revolver and senior unsecured credit facility. We pay letter of credit fees ranging from 1.63% to 2.64% per annum on the outstanding amounts. In addition, we had $1 million in surety bonds outstanding at September 30, 2006.

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

Cash Flows

At September 30, 2006, we increased cash and cash equivalents by $602 million from December 31, 2005 to a total of $1,989 million. The change in cash balances was impacted by $1,814 million of cash provided by operating activities offset by the use of cash for investing and financing activities of $615 million and $611 million, respectively and the positive effect of exchange rates on cash of $14 million.

Operating Activities

Net cash provided by operating activities increased by $350 million to $1.8 billion during the nine months ended September 30, 2006, compared to $1.5 billion during the same period in 2005. Year over year earnings, excluding non-cash items, were $621 million. Non-cash items included depreciation and amortization from continuing operations of $652 million, compared to $672 million for the nine months ended September 30, 2005. These higher earnings and the receipt of certain settlement proceeds were offset by $227 million of additional payments for income taxes predominately at our Brazilian subsidiaries, slightly higher working capital balances, an increase in pension contributions at Eletropaulo in Brazil, and higher long-term compensation payments related to vested performance units. In addition, a one-time cash inflow of $49 million was received in the first quarter of 2005 by EDC, our subsidiary in Venezuela, related to a cancelled foreign exchange derivative instrument.

Investing Activities

Net cash used in investing activities decreased by $82 million to $615 million during the first nine months of 2006 compared to $697 million during the same period of 2005. This decrease is attributable to the following:

Capital expenditures increased $246 million during the first nine months of 2006 as compared to the first nine months of 2005 mainly due to increased spending of $161 million at Maritza in Bulgaria, $107 million at the parent company for alternative energy projects, $71 million at IPL in the U.S., $32 million at Eletropaulo in Brazil and $24 million at New York in the U.S. These expenditures were offset by a decrease in spending of $181 million at Cartagena in Spain as this project is nearing completion of construction, as well as $92 million at Buffalo Gap in the U.S. The remaining expenditures were incurred by our other subsidiaries.

Acquisitions-net of cash acquired includes $13 million related to the acquisition of an additional 25% of Itabo in the Dominican Republic, and the reminder is related to the expansion of our wind development businesses. The prior year included costs related to our purchase of the SeaWest wind development business.

Proceeds from the sale of a business included $110 million from the sale of our Kingston business in Canada in the first quarter of 2006 and $123 million from the sale of approximately 7.6% of our shares in Gener in Chile in the second quarter of 2006. In addition, third quarter of 2006 proceeds included $522 million from the sale by Transgás of shares of Eletropaulo preferred stock, $33 million due to the sale of shares at EDC in Venezuela and $28 million due to the sale of Indian Queens.

Purchases, net of sales of short-term investments increased $350 million during the first nine months of 2006 as compared to the same period in 2005 and included a $270 million increase in purchases due to a change in the investment strategy at Tietê from investing in cash equivalents to bonds issued by the Brazilian Government, and a $151 million decrease in sale of investments at EDC due to release of collateral deposit on some local debt and other short-term investments during the nine months of 2005 that were not matched during the nine months of 2006. This was offset by $83 million increase in sales of investments at Eletropaulo due to the redemption of treasury bills in 2006.

Restricted cash balances increased $68 million during the first nine months of 2006 as compared to the first nine months of 2005 primarily due to an increase in restricted cash of $84 million at IPL in the U.S., $57 million at Ras Laffan in Qatar, $22 million at Parana in Argentina, $15 million at Ebute in Nigeria and $11 million at Gener. The increases were offset by decreases in restricted cash of $81 million at Eletropaulo and $34 million at New York.

Sales of emission allowances, net of purchases, primarily from our European contract generation businesses increased proceeds from investing activities $17 million.

Debt service reserves and other assets increased $87 million in the first nine months of 2006 as compared to the same period in 2005 mainly due to the payment of $113 million of construction costs from a reserve account related to our Cartagena project in Spain, offset by a decrease in debt service reserves at Ebute of $21 million as no additional reserves were required, both occurring in the first half of 2005. There was no significant activity in 2006.

Purchase of long-term available-for-sale securities includes $52 million related to an investment in AgCert International, an alternative energy business, in 2006.

Financing Activities

Net cash used in financing activities decreased $307 million to $611 million during the nine months ended September 30, 2006 as compared to $918 million during the same period of 2005. The change was attributable to an increase in debt, net of issuances, of $355 million and an increase in minority contributions of $108 million, offset by an increase in minority distributions of $84 million, an increase in financed capital expenditures of $54 million, an increase in deferred financing costs of $54 million and an increase of $39 million due to the issuance of common stock.

Debt issuances of recourse debt, non recourse debt and revolving credit facilities during the first nine months of 2006 was $1,676 million compared to $1,515 million during the same period of 2005. This increase was mainly due to a refinancing of debt at Sul in Brazil of $480 million, a bond issuance at CAESS in El Salvador of $207 million and at CLESA in El Salvador of $77 million. In addition, there were increased borrowings at Maritza in Bulgaria of $140 million, at Lal Pir in Pakistan of $41 million and at Itabo in the Dominican Republic of $52 million, of which $24 million was used to purchase a 25% share of Itabo. The parent company also increased its net borrowings under revolving credit facilities by $88 million. These activities were offset by decreased borrowings at Eletropaulo in Brazil of $509 million, at Tietê in Brazil of $80 million and at Buffalo Gap in the U.S. of $92 million and a decrease in local currency project debt and commercial paper at EDC in Venezuela of $165 million. There was also a decrease in refinancings at Gener in Chile of $61 million.

Debt repayments during the first nine months of 2006 were $2,128 million compared to $2,322 million during the same period in 2005. The decreased repayments of $194 million were mainly due to the repayments of high cost project debt at Sul of $460 million and more repayments at CAESS of $179 million, at Buffalo Gap $116 million and at CLESA of $59 million. The decrease in repayments was offset by less repayments at EDC of $385 million, at Eletropaulo of Brazil of $366 million, at the parent company of $108 million, at Gener of $94 million, and at IPL of $71 million.

Minority contributions during the first nine months of 2006 were $117 million compared to $9 million during the first nine months of 2005. This increase was due to Buffalo Gap, which received a contribution from their tax equity partners of $115 million. Minority distributions during the three quarters of 2006 were $210 million compared to $126 million. This increase was primarily due to Tietê in Brazil, which paid minority dividends of $81 million.

Payments for deferred financing costs increased $54 million during the first three quarters of 2006 primarily due to the new financing at Maritza, to the parent company debt issuances, and the refinancing at Sul.

Financed capital expenditures increased $54 million predominately at Buffalo Gap where we financed these acquisitions by paying for them over a period greater than three months.

Parent Company Liquidity

Because of the non-recourse nature of most of our indebtedness, we believe that unconsolidated parent company liquidity, a non-GAAP measure, is an important measure of liquidity. AES believes that parent company liquidity is an important measure for investors to understand its ability to meet corporate interest, overhead, taxes, and discretionary uses such as recourse debt reductions and corporate investments.

Our principal sources of liquidity at the parent company level are:

•       dividends and other distributions from our subsidiaries, including refinancing proceeds;

•       proceeds from debt and equity financings at the parent company level, including borrowings under our credit facilities; and

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

The Company entered into a $500 million senior unsecured credit facility agreement effective March 31, 2006. On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. At September 30, 2006, the Company had no outstanding borrowings under the senior unsecured credit facility. The

Company had $397 million of letters of credit outstanding against the senior unsecured credit facility as of September 30, 2006. The credit facility will be used for general corporate purposes and to provide letters of credit to support AES’s investment commitment as well as the underlying funding for the equity portion of its investment in AES Maritza East 1 on an intermediate-term basis. AES Maritza East 1 is a coal-fired generation project that began construction in the second quarter of 2006.

Parent liquidity was as follows at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(in millions)
Cash and cash equivalents	$1,989	$1,387
Less: cash and cash equivalents at subsidiaries	1,817	1,125
Parent cash and cash equivalents	172	262
Borrowing available under revolving credit facility	561	356
Borrowing available under senior unsecured credit facility	203	—
Cash at qualified holding companies(1)	37	6
Total parent liquidity	$973	$624

The following table sets forth our parent company contingent contractual obligations as of September 30, 2006:

Contingent contractual obligations	Amount	Number of Agreements	Exposure Range for Each Agreement
	($ in millions)
Guarantees	$529	31	<$1 – $100
Letters of credit—under the Revolver	89	12	<$1 – $25
Letters of credit—under the senior unsecured credit facility	397	5	<$1 – $394
Surety bonds	1	1	<$1
Total	$1,016	49

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

While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2006, this belief is based on a number of material assumptions, including, without limitation, assumptions about exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company level with a secured revolving credit facility of $650 million. We had no outstanding borrowings under the revolving credit facility at September 30, 2006. At September 30, 2006, we had $89 million of letters of credit outstanding under the revolving credit facility. The Company entered into a $500 million senior unsecured credit facility agreement effective as of March 31, 2006. On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. At September 30, 2006, the Company had no outstanding borrowings under the senior unsecured credit facility. At September 30, 2006, the Company had $397 million of letters of credit outstanding under the senior unsecured credit facility. If, due to new corporate opportunities or otherwise, our capital requirements exceed amounts available from cash on hand or borrowings under our credit facilities, we may need to access the capital markets to raise additional debt or equity financing. However, the timing of our ability to access the capital markets may be affected as a result of prior period restatements of our financial statements and the material weaknesses in our internal controls over financial reporting described below under “Item 4.”

Various debt instruments at the parent company level, including our senior secured credit facilities, second priority senior notes and senior unsecured credit facility contain certain restrictive covenants. The covenants which may be applicable to one or more of the above debt facilities provide for, among other items:

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

•       causing us to realize a loss in the event the lender forecloses on the assets; and

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $187 million at September 30, 2006.

Edelap had debt in default at three banks as of June 30, 2006. In July 2006, AES (through its subsidiaries) reached an agreement to buy back a loan with a face value of $12 million. On September 26, 2006, Edelap reached an agreement with the other two banks to restructure debt with unpaid principal of $19 million in default at June 30, 2006. Edelap paid $2.3 million in past due principal and interest as part of the restructuring. Interest rates were reduced and the final maturity, which was previously December 2010, was postponed to December 2012. As a result of these agreements, Edelap debt is no longer in default at September 30, 2006.

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

As discussed in Note 12 to the Condensed Consolidated Financial Statements, in September 2006, AES’s wholly owned subsidiary, Transgás Empreendimentos S.A. (“Transgás”), sold 33% of Eletropaulo Metropolitana Eletricidade de Sao Paulo S.A. (“Eletropaulo”), a regulated electric utility in Brazil for net proceeds of $522 million. The proceeds from the sale, as well as additional proceeds obtained by Brasiliana Energia (“Brasiliana”) through a bridge facility, enabled Brasiliana to repay debt held by the Brazilian National Development Bank (“BNDES”) in full on October 2, 2006. This debt was repaid prior to the scheduled maturity date. The Company has reclassified $552 million of principal from long-term to current non-recourse debt on the balance sheet at September 30, 2006.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the nine months ended September 30, 2006 compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2005.

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

The Value at Risk as of September 30, 2006 for foreign exchange, interest rate and commodities was $46 million, $71 million and $28 million, respectively.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2006, our disclosure controls and procedures were not effective, as a result of the material weaknesses described below.

As reported in Item 9A of the Company’s 2005 Form 10-K/A filed on April 4, 2006, management reported that material weaknesses existed in our internal controls as of December 31, 2005 and is in the process of taking remedial steps to correct these weaknesses. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this 2006 Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than progress on remediation efforts of certain material weaknesses, as discussed below.

As reported in Item 9A of our 2005 Form 10-K/A filed on April 4, 2006, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005. These material weaknesses continued to exist as of September 30, 2006. The following is a discussion of the material weaknesses, any of which could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

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

Material Weaknesses Remediation Plans as of the date of filing this Form 10-Q

Management and our Board of Directors are committed to the remediation of these material weaknesses as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management is implementing remediation plans for the weaknesses described below and has taken efforts to strengthen the existing finance organization and systems across the Company. These efforts include hiring additional accounting and tax personnel at the Corporate office to provide technical support and oversight of our global financial processes, as well as assessing where additional finance resources may be needed at our subsidiaries. Various levels of training programs on specific aspects of U.S. GAAP have been developed and provided to our subsidiaries throughout 2006. Additional training will be provided throughout the remainder of the year, as required.

Income Taxes:

The Company previously corrected errors identified and recorded tax accounting adjustments on the appropriate subsidiaries’ books for ongoing tracking, reconciliation and translation, where appropriate. The Company had implemented new controls and procedures as of the end of the second quarter and completed testing of the operating effectiveness of these new controls and procedures during the third quarter.  Additional testing will be performed during the fourth quarter of 2006. The remediation steps performed include the following:

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

Aggregation of Control Deficiencies at our Cameroonian Subsidiary:

The Company has performed detailed analytical reviews of SONEL’s financial statements to obtain assurance that reported results are not misstated. The Company will begin performing limited testing of remediation work performed to date during the fourth quarter of 2006. Additional testing will occur in 2007. The Company has or is in the process of executing the steps in its remediation plan that includes the following:

•       Completed restructuring and hiring of additional finance personnel for the SONEL finance organization including the core SONEL financial reporting team as well as within the operational areas and regional offices;

•       Refining the process to perform consistent, routine analytical reviews of SONEL’s financial results, including key balance sheet account analyses and conversion of local currency financial statements to U.S. dollar;

•       Evaluating the business processes to determine where improvements need to be made to support and improve the quality of financial information provided for consolidation and analysis, as well as identifying where key control activities need to be implemented or strengthened;

•       Developing and distributing  local policy and procedure guidance for use by SONEL regional offices to ensure implementation and future execution of controls; and

•       Expanding the information technology infrastructure, resources, and capabilities across SONEL’s business units in order to centralize and improve the financial data collection process.

Lack of U.S. GAAP Expertise in Brazilian Businesses:

The Company has performed detailed analysis of the U.S. GAAP financial results of the Brazilian businesses, including conversion of local GAAP to U.S. GAAP. As of the end of the third quarter, the

Company implemented new controls and procedures and will begin testing operating effectiveness during the fourth quarter 2006. The remediation steps performed include the following:

•       Performed specific accounting process reviews, identified new controls, and developed and distributed detailed U.S. GAAP and operational accounting policy and procedure guidance that specifically address application of SFAS 71, SFAS 133, SFAS 109, SFAS 95 and SFAS 87;

•       Provided general and detailed US GAAP training throughout the Brazilian finance organization;

•       Completed hiring of additional finance personnel to support the local, regulatory and US GAAP reporting requirements within the Brazilian businesses; and

•       Developed procedures designed to ensure timely and complete communication and evaluation of operational issues that have a potential impact on the financial results within the Brazilian businesses and formalized processes to evaluate complex issues with technical accounting personnel at Corporate.

Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

The Company previously confirmed the correct evaluation and documentation of certain material intercompany loans with the parent denominated in currencies other than the entity’s functional currency to ensure proper application of SFAS 52 and re-evaluated and documented the functional currencies of certain U.S. and non U.S. holding companies to ensure that proper SFAS 52 translations were being performed. As of the end of the third quarter, the Company implemented new controls and procedures and will begin testing operating effectiveness during the fourth quarter 2006. The remediation steps performed include the following:

•       Developed  additional accounting policy guidance for communication to its subsidiaries regarding the requirements of SFAS 52 related to intercompany loan transactions to ensure proper evaluation of material transactions;

•       Provided training programs on critical aspects of  SFAS 52, including  how to apply SFAS 52 to intercompany transactions; and

•       Developed and implemented procedures to ensure documentation and testing of the proper determination of an entity’s functional currency on a periodic basis, particularly as it relates to the Company’s material holding company structures.

Derivative Accounting:

The Company previously performed a reassessment of certain material fuel contracts and power purchase contracts to confirm that appropriate documentation existed or that the contracts did not qualify as derivatives. The Company also previously performed a detailed review of material components of the other comprehensive income balance within stockholders’ equity to ensure appropriate application of on-going hedge effectiveness testing and documentation. As of the end of the third quarter, the Company implemented new controls and procedures and will begin testing operating effectiveness during the fourth quarter 2006. The remediation steps performed include the following:

•       Engaged outside resources to assist management in refining comprehensive derivative policies and procedures for use by our subsidiaries when evaluating, reviewing and approving contracts that may qualify as derivatives;

•       Developed an automated solution to collect and consolidate all material contracts at our subsidiaries to assist in the appropriate evaluation and documentation requirements in accordance with SFAS 133; and

•       Provided detailed training session to subsidiaries on new policy and procedure guidance related to contract evaluation. Additional training will be provided in the future to both finance and non-finance employees who are responsible for hedging activities, development of power purchase agreements and negotiation of significant purchase contracts.

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

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$615.7 million (US$284.5 million) and R$49.4 million (US$22.8 million) from Eletropaulo and CTEEP, respectively (Eletropaulo was spun off of EEDSP in 1998 pursuant to a privatization). Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was with CTEEP  pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice. In June 2006, the Superior Court of Justice reversed the Appellate Court decision, reintroducing Eletropaulo as a defendant in the execution suit, and remanded the case to the Fifth District Court for further proceedings. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings.

In September 1999, a state appellate court in Minas Gerais, Brazil, granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between Southern Electric Brasil Participacoes, Ltda. (“SEB”) and the state of Minas Gerais concerning Companhia Energetica de Minas Gerais (“CEMIG”), an integrated utility in Minas Gerais. The Company’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers in respect of CEMIG (“Special Rights”). In March 2000, a lower state court in Minas Gerais held the shareholders’ agreement invalid where it purported to grant SEB the Special Rights and enjoined the exercise of the Special Rights. In August 2001, the state appellate court denied an appeal of the merits decision and extended the injunction. In October 2001, SEB filed two appeals against the state appellate court’s decision, one with the Federal Superior Court and the other with the Supreme Court of Justice. The state appellate court denied access of these appeals to the higher courts, and in August 2002 SEB filed two interlocutory appeals against such denial, one with the Federal Superior Court and the other with the Supreme Court of Justice. In December 2004, the Federal Superior Court declined to hear SEB’s appeal. However, the Supreme Court of Justice is considering whether to hear SEB’s appeal. SEB intends to vigorously pursue a restoration of the value of its investment in CEMIG by all legal means; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit SEB’s influence on the daily operation of CEMIG.

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigation. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES

Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange for the period of October 2, 2000 to June 20, 2001 (“Refund Period”). In September 2004, the Ninth Circuit Court of Appeals issued an order addressing FERC’s decision not to impose refunds for the alleged failure to file rates, including transaction specific data, for sales during 2000 and 2001 (“September 2004 Decision”). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. In July 2006, the Ninth Circuit denied rehearing of that order. The Ninth Circuit has temporarily stayed the remand to FERC until March 2, 2007, so that settlement discussions may take place. In addition, in August 2006 in a separate case, the Ninth Circuit issued an order on the scope of refunds and the transactions subject to refunds, confirming the Refund Period but expanding the transactions subject to refunds to include multi-day transactions (“August 2006 Decision”). The August 2006 Decision also expanded the potential liability of sellers to include tariff violations that may have occurred prior to the Refund Period. Further, the August 2006 Decision remanded the matter to FERC. The Ninth Circuit temporarily stayed its August 2006 Decision until the end of February 2007, to facilitate settlement discussions. The August 2006 Decision may allow FERC to reopen closed investigations and to order relief. Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita’s liability could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita’s potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings.

In November 2000, the Company was named in a purported class action along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, allegedly resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and names the Company, AES Redondo Beach, LLC, AES Alamitos, LLC, and AES Huntington Beach, LLC as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002. Certain defendants appealed aspects of that decision to the U.S. Court of Appeals for the Ninth Circuit. On December 8, 2004, a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court. On July 8, 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety. On October 3, 2005, the court sustained the demurrer and entered an order of dismissal. On December 2, 2005, plaintiffs filed a notice of appeal with the California Court of Appeal. The case is now fully briefed on appeal, and the parties are awaiting the Court of Appeal’s decision. The AES defendants believe they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in these proceedings.

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. A decision on liability has not yet been issued. Moreover, a petition remains pending before the Indian Supreme Court concerning fees of the third neutral arbitrator and the venue of future hearings with respect to the CESCO arbitration. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings.

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

In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the India courts to block any such OERC proceedings. In early 2005 the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High Court’s decision and the underlying OERC proceedings regarding the PPA’s terms. In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA’s terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings.

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”) and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the pension committee for the Indianapolis Power & Light Company thrift plan breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company. In December 2002, plaintiffs moved to certify this case as a class action. The Court granted the motion for class certification on September 30, 2003. On October 31, 2003, the parties filed cross-motions for summary judgment on liability. On August 11, 2005, the Court issued an order denying the summary judgment motions, but striking one defense asserted by defendants. A trial addressing only the allegations of breach of fiduciary duty began on February 21, 2006 and concluded on February 28, 2006. Post-trial briefing was completed on April 20, 2006. The parties are awaiting a ruling by the Court. If the Court rules against the IPALCO defendants, one or more trials on reliance, damages, and other issues will be conducted separately. IPALCO believes it has meritorious defenses to the claims asserted against it and intends to defend itself vigorously in this lawsuit.

In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil (“MPF”) notified AES Eletropaulo that it had commenced an inquiry related to the Brazilian National Development Bank (“BNDES”) financings provided to AES Elpa and AES Transgás and the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo and the quality of service provided by Eletropaulo to its customers, and requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in federal court alleging that BNDES violated Law 8429/92 (the Administrative Misconduct Act) and BNDES’s internal rules by: (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo’s preferred shares at a stock-market auction; (4) accepting Eletropaulo’s preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES’s alleged violations. In June 2005, AES Elpa and AES Transgás presented their preliminary answers to the charges. In May 2006, the federal court ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal seeking to require the federal court to consider all five alleged violations. Also, in July 2006, AES Elpa and AES Transgás filed an interlocutory appeal seeking to enjoin the federal court from considering any of the alleged violations. The MPF’s lawsuit before the federal court has been stayed pending those interlocutory appeals. AES Elpa and AES Transgás believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings.

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

On January 27, 2004, the Company received notice of a “Formulation of Charges” filed against the Company by the Superintendence of Electricity of the Dominican Republic. In the “Formulation of Charges,” the Superintendence asserts that the existence of three generation companies (Empresa Generadora de Electricidad Itabo, S.A., Dominican Power Partners, and AES Andres BV) and one distribution company (Empresa Distribuidora de Electricidad del Este, S.A.) in the Dominican Republic, violates certain cross-ownership restrictions contained in the General Electricity law of the Dominican Republic. On February 10, 2004, the Company filed in the First Instance Court of the National District of the Dominican Republic (“Court”) an action seeking injunctive relief based on several constitutional due process violations contained in the “Formulation of Charges” (“Constitutional Injunction”). On or about February 24, 2004, the Court granted the Constitutional Injunction and ordered the immediate cessation of any effects of the “Formulation of Charges,” and the enactment by the Superintendence of Electricity of a special procedure to prosecute alleged antitrust complaints under the General Electricity Law. On March 1, 2004, the Superintendence of Electricity appealed the Court’s decision. On or about July 12, 2004, the Company divested any interest in Empresa Distribuidora de Electricidad del Este, S.A. The Superintendence of Electricity’s appeal is pending. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings.

In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales (“CDEEE”) filed two lawsuits against Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”), an affiliate of the Company, one in the First Chamber of the Civil and Commercial Court of First Instance for the National District (“First Chamber”), and the other in the Fifth Chamber of the Civil and Commercial Court of First Instance of the National District (“Fifth Chamber”). In both lawsuits, CDEEE alleges that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant, and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. (“Coastal”) without the required approval of Itabo’s board of administration. Both AES Gener and Coastal were private shareholders of Itabo at the time of the rehabilitation, which was performed from January 2000 to September 2003, but in May 2006 Coastal sold its interest in Itabo to an indirect subsidiary of the Company. In the First Chamber lawsuit, CDEEE seeks an order that Itabo provide an accounting of its transactions relating to the rehabilitation. In November 2004, the First Chamber dismissed the case for lack of legal basis. In February 2005, CDEEE appealed the decision to the Court of Appeals of Santo Domingo, which in October 2005 decided the appeal in Itabo’s favor, reasoning that it lacked jurisdiction over the dispute because the parties’ contracts mandated arbitration. In January 2006, CDEEE appealed the Court of Appeals’ decision to the Supreme Court of Justice, which is considering the appeal. In the Fifth Chamber lawsuit, which also names Itabo’s former president as a defendant, CDEEE requests an order that requiring, among other things, Itabo to pay approximately $15 million in damages and the assets of Itabo to be seized for any failure to comply with the order. In October 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties’ contracts, which decision was ratified by the First Chamber of the Court of Appeal in September 2006. In a related proceeding, in May 2005, Itabo filed a lawsuit in the U.S. District Court for the Southern District of New York seeking to enjoin CDEEE from prosecuting its claims in the Dominican Republic courts and to compel CDEEE to arbitrate its claims against Itabo. The petition was denied in July 2005, and Itabo appealed that decision to the U.S. Court of Appeal for the Second Circuit in September 2005. The Second Circuit stayed the appeal in September 2006. In another related proceeding, in February 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas (“FONPER”) in the International Chamber of Commerce (“ICC”) seeking, among other relief, to enforce the arbitration provisions in parties’ contracts. In March 2006, Itabo and FONPER executed an agreement resolving all of their respective claims in the arbitration, which agreement was subsequently approved by the ICC. Itabo and CDEEE later attended an evidentiary hearing before the arbitral tribunal on the remaining claims in the arbitration. In September 2006, the ICC issued a decision that it lacked jurisdiction to decide the arbitration. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings.

In October 2004, Raytheon Company (“Raytheon”) filed a lawsuit against AES Red Oak LLC (“Red Oak”) in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief relating to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return from Red Oak of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon for the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. In March 2005, Raytheon filed a partial motion for summary judgment seeking return of approximately $16 million of the letter of credit draw, which sum allegedly represented the amount of the draw that had yet to be utilized for the performance/construction issues. Red Oak filed an opposition to the motion in April 2005. Raytheon also filed a motion to dismiss Red Oak’s fraud counterclaims, which Red Oak opposed in April 2005. In December 2005, the Court dismissed Red Oak’s fraud counterclaims and ordered Red Oak to pay Raytheon approximately $16.3 million plus interest. In

April 2006, Red Oak paid Raytheon approximately $16.3 million, plus approximately $1.8 million in interest. Pursuant to a joint stipulation, in May 2006, Raytheon posted a new credit in the amount of approximately $16.3 million. Discovery in the case is ongoing. In July 2006, Red Oak appealed the dismissal of its fraud counterclaims to the Appellate Division of the Supreme Court. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, in May 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $31 million. Red Oak was served with the Complaint in September 2005, and filed its answer, affirmative defenses, and counterclaim in October 2005. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action. Red Oak has not decided whether it wishes to oppose the lien or consent to a stay. Red Oak believes it has meritorious claims and defenses and will assert them vigorously in these proceedings.

In January 2005, the City of Redondo Beach (“City”), California, issued an assessment against Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, for approximately $71.7 million in allegedly overdue utility users’ tax (“UUT”), interest, and penalties relating to the natural gas used at AES Redondo’s power plant from May 1998 through September 2004 to generate electricity. After an administrative hearing on AES Redondo’s and Williams’ respective objections to the assessment, in September 2005, the Tax Administrator issued a decision holding AES Redondo and Williams jointly and severally liable for approximately $56.7 million, over $20 million of which constituted interest and penalties. In October 2005, AES Redondo and Williams filed their respective appeals of that decision with the City Manager, who appointed a hearing officer to decide the appeal. A schedule to hear and decide the appeal has not been established. In addition, in July 2005, AES Redondo filed a lawsuit in Los Angeles Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo’s lawsuit. At an August 2006 hearing on the City’s demurrers to AES Redondo’s and Williams’ respective complaints, the Superior Court addressed whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, and ordered further briefing on that issue. In September 2006, the Superior Court issued an order denying the demurrers. At October 2006 hearing, the Superior Court phased the case to address the City’s objections based on administrative exhaustion and the pay-first-litigate-later doctrine, which potentially requires a taxpayer to prepay taxes allegedly owed before challenging the merits of those taxes in court. The Superior Court also directed the City to file a motion for summary judgment on those objections, which is scheduled to be heard on February 28, 2007. The Superior Court further authorized discovery on the City’s objections, but otherwise stayed the case pending the outcome of the City’s anticipated motion for summary judgment. Furthermore, in December 2005 and January, June, and September 2006, the Tax Administrator issued assessments against AES Redondo and Williams totaling approximately $4 million for allegedly overdue UUT on the gas used at the power plant from October 2004 through June 2006 (collectively, “New UUT Assessments”). AES Redondo has objected to those and any future UUT assessments. The Tax Administrator has stated that AES Redondo’s objections to the December 2005 UUT assessment are moot in light of his September 2005 decision, which, as noted above, is on appeal. The Tax Administrator has not scheduled a hearing on the New UUT assessments, but has indicated that if there is one he will only address the amount of those assessments, not the merits of them. AES Redondo believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings.

In February 2006, the local Kazakhstan tax commission imposed an environmental fine of approximately $4 million (including interest) on Maikuben West mine, for alleged unauthorized disposal of overburden in the mine during 2003 and 2004. Maikuben West is currently disputing the fine. The commission also imposed a fine of approximately $54,000 for alleged unauthorized drain water discharge during 2004. This fine has been paid.

In March 2006, the Government of the Dominican Republic and Secretariat of State of the Environment and Natural Resources of the Dominican Republic (collectively, “Government of the Dominican Republic”) filed a complaint in the U.S. District Court for the Eastern District of Virginia against The AES Corporation, AES Aggregate Services, Ltd., AES Atlantis, Inc., and AES Puerto Rico, LP (collectively, “AES Defendants”), and unrelated parties, Silver Spot Enterprises and Roger Charles Fina. In June 2006, the Government of the Dominican Republic filed a substantially similar amended complaint against the defendants, alleging that the defendants improperly disposed of “coal ash waste” in the Dominican Republic, and that the alleged waste was generated at AES Puerto Rico’s power plant in Guayama, Puerto Rico. Based on these allegations, the amended complaint asserts seven claims against the defendants: violation of 18 U.S.C. §§ 1961-68, the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”); conspiracy to violate section 1962(c) of the RICO Act; civil conspiracy to violate the Foreign Corrupt Practices Act (“FCPA”) and other unspecified laws concerning bribery and waste disposal; aiding and abetting the violation of the FCPA and other unspecified laws concerning bribery and waste disposal; violation of unspecified nuisance law; violation of unspecified product liability law; and violation of 28 U.S.C. § 1350, the Alien Tort Statute (which the Government of the Dominican Republic later voluntarily dismissed without prejudice). While the amended complaint does not specify the amount of alleged damages sought from the defendants, the Government of the Dominican Republic and its attorneys have stated in press reports that it is seeking to recover at least $80 million. The AES Defendants have filed a motion to dismiss the lawsuit in its entirety for failure to state a claim upon which relief can be granted. The district court has taken the motion to dismiss under advisement. The AES Defendants believe they have meritorious defenses to the claims asserted against them and will defend themselves vigorously in this lawsuit.

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

In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, brining the total permit fee to approximately $135,000. The company has appealed this decision to the Supreme Court.

In October 2006 the Constitutional Chamber of the Venezuelan Supreme Court decided that it would review a lawsuit filed in 2000 alleging that the Company’s acquisition of a controlling stake in C.A. La Electricidad de Caracas (“EDC”) in 2000 is void because the acquisition was not approved by the Venezuelan National Assembly. The Supreme Court also ordered that EDC and other interested persons be notified of its decision to review the lawsuit. AES believes that it complied with all existing laws with respect to the acquisition and that there are meritorious defenses to the allegations in this lawsuit.

ITEM 1A.         RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2005 Annual Report on Form 10-K filed on April 4, 2006.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Mr. Jay Kloosterboer has adopted a trading plan pursuant to Rule 10b5-1.

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

The AES Corporation
(Registrant)
Date: November 7, 2006	By:	/s/ VICTORIA D. HARKER
		Name:	Victoria D. Harker
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ CATHERINE M. FREEMAN
		Name:	Catherine M. Freeman
		Title:	Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)