Form 10-Q
period 2007-03-31
AES CORP
filed 2007-06-21
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at June 15, 2007, was 668,178,608.

EXPLANATORY NOTE

As previously disclosed in the Company’s Form 8-K dated February 26, 2007, the financial statements presented in Item 1 and the accompanying management’s discussion and analysis of financial condition and results of operations set forth in Item 2 are restated to reflect the correction of errors that were contained in the Company’s condensed consolidated financial statements and other financial information for the quarter ended March 31, 2006. In addition, the prior period financial statements have been restated to reflect the change in the Company’s segments as discussed in Note 9 and discontinued operations as discussed in Note 6 of the condensed consolidated financial statements.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
		(Restated)(1)
	(in millions, except per share data)
Revenues:
Regulated	$1,606	$1,511
Non-Regulated	1,515	1,306
Total revenues	3,121	2,817
Cost of Sales:
Regulated	(1,090)	(985)
Non-Regulated	(1,163)	(915)
Total cost of sales	(2,253)	(1,900)
Gross margin	868	917
General and administrative expenses	(85)	(57)
Interest expense	(422)	(418)
Interest income	100	114
Other expense	(41)	(78)
Other income	39	19
Gain on sale of investments	1	87
Foreign currency transaction losses on net monetary position	—	(23)
Equity in earnings of affiliates	20	36
Other non-operating expense	(39)	—
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	441	597
Income tax expense	(181)	(186)
Minority interest expense	(141)	(81)
INCOME FROM CONTINUING OPERATIONS	119	330
Income from operations of discontinued businesses net of income tax expense of $12 and $13, respectively	62	18
Loss from impairment of discontinued businesses net of income taxes of $—	(636)	—
NET (LOSS) INCOME	$(455)	$348
BASIC (LOSS) EARNINGS PER SHARE:
Income from continuing operations	$0.18	$0.50
Discontinued operations	(0.86)	0.03
BASIC (LOSS) EARNINGS PER SHARE:	$(0.68)	$0.53
DILUTED (LOSS) EARNINGS PER SHARE:
Income from continuing operations	$0.18	$0.49
Discontinued operations	(0.85)	0.03
DILUTED (LOSS) EARNINGS PER SHARE:	$(0.67)	$0.52

(1)           See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,448	$1,379
Restricted cash	496	548
Short-term investments	854	640
Accounts receivable, net of reserves of $239 and $233, respectively	1,860	1,769
Inventory	496	471
Receivable from affiliates	82	76
Deferred income taxes—current	228	208
Prepaid expenses	149	109
Other current assets	877	927
Current assets of held for sale and discontinued businesses	344	438
Total current assets	6,834	6,565
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	952	928
Electric generation and distribution assets	22,822	21,835
Accumulated depreciation	(6,815)	(6,545)
Construction in progress	1,256	1,008
Property, plant and equipment, net	18,215	17,226
Other assets:
Deferred financing costs, net of accumulated amortization of $193 and $188, respectively	271	279
Investments in and advances to affiliates	608	595
Debt service reserves and other deposits	520	524
Goodwill, net	1,429	1,416
Other intangible assets, net of accumulated amortization of $185 and $172, respectively	320	298
Deferred income taxes—noncurrent	654	602
Other assets	1,635	1,606
Noncurrent assets of held for sale and discontinued businesses	1,469	2,052
Total other assets	6,906	7,372
TOTAL ASSETS	$31,955	$31,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$897	$795
Accrued interest	422	404
Accrued and other liabilities	2,137	2,131
Non-recourse debt-current portion	1,310	1,411
Current liabilities of held for sale and discontinued businesses	256	278
Total current liabilities	5,022	5,019
LONG-TERM LIABILITIES
Non-recourse debt	10,722	9,834
Recourse debt	4,939	4,790
Deferred income taxes-noncurrent	1,095	800
Pension liabilities and other post-retirement liabilities	864	844
Other long-term liabilities	3,067	3,312
Long-term liabilities of held for sale and discontinued businesses	431	428
Total long-term liabilities	21,118	20,008
Minority Interest (including discontinued businesses of $148 and $175, respectively)	3,270	3,100
Commitments and Contingent Liabilities (see Note 7)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 667,010,861 and 665,126,309 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	7	7
Additional paid-in capital	6,688	6,654
Accumulated deficit	(1,533)	(1,025)
Accumulated other comprehensive loss	(2,617)	(2,600)
Total stockholders’ equity	2,545	3,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,955	$31,163

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
		(Restated)(1)
	(in millions)
OPERATING ACTIVITIES:
Net cash provided by operating activities	$581	$509
INVESTING ACTIVITIES:
Capital Expenditures	(476)	(242)
Acquisitions—net of cash acquired	(174)	—
Proceeds from the sales of businesses	—	110
Proceeds from the sales of assets	2	4
Sale of short-term investments	326	276
Purchase of short-term investments	(470)	(448)
Increase in restricted cash	(14)	(53)
Purchase of emission allowances	(1)	(12)
Proceeds from the sales of emission allowances	9	45
Decrease in debt service reserves and other assets	117	10
Purchase of long-term available-for-sale securities	(8)	—
Other investing	12	11
Net cash used in investing activities	(677)	(299)
FINANCING ACTIVITIES:
Borrowings (repayments) under the revolving credit facilities, net	186	11
Issuance of non-recourse debt	370	329
Repayments of recourse debt	—	(150)
Repayments of non-recourse debt	(370)	(548)
Payments for deferred financing costs	(4)	(16)
Distributions to minority interests	(54)	(16)
Contributions from minority interests	9	—
Issuance of common stock	14	8
Financed capital expenditures	(4)	—
Other financing	1	—
Net cash provided by (used) in financing activities	148	(382)
Effect of exchange rate changes on cash	17	36
Total increase (decrease) in cash and cash equivalents	69	(136)
Cash and cash equivalents, beginning	1,379	1,176
Cash and cash equivalents, ending	$1,448	$1,040
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$415	$344
Cash payments for income taxes, net of refunds	$193	$173
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-recourse debt assumed in acquisition of subsidiary	$421	$—

(1)           See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements

1.                 FINANCIAL STATEMENT PRESENTATION

As previously disclosed in the Company’s Form 8-K dated February 26, 2007, the financial statements presented in Item 1 and the accompanying management’s discussion and analysis of financial condition and results of operations set forth in Item 2 are restated to reflect the correction of errors that were contained in the Company’s condensed consolidated financial statements and other financial information for the quarter ended March 31, 2006. In addition, the prior period financial statements have been restated to reflect the change in the Company’s segments as discussed in Note 9 and discontinued operations as discussed in Note 6 of the condensed consolidated financial statements.

Consolidation

The condensed consolidated financial statements include the accounts of The AES Corporation, its subsidiaries and controlled affiliates (“the Company” or “AES”). Furthermore, variable interest entities in which the Company has an interest have been consolidated where the Company is identified as the primary beneficiary. Investments in which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited 2006 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on May 23, 2007.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

As discussed in Note 11, in June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and recorded the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. FIN 48 applies to all tax positions accounted for in accordance with FASB Statement No. 109. The cumulative effect of the adoption resulted in an increase to beginning accumulated deficit of $53 million.

Restatement of Consolidated Financial Statements

As a result of the identification of certain financial statement errors, which if corrected on a cumulative basis would have materially misstated the interim period and year ending December 31, 2006,

the Company restated its financial statements for years ended prior to December 31, 2006 in its 2006 Annual Report on Form 10-K filed with the SEC on May 23, 2007. The Company identified errors related to accounting for certain items in our Brazil and La Electricidad de Caracas (“EDC”) subsidiaries, derivative instruments, income taxes and share-based compensation.

The cumulative adjustment for years ended prior to December 31, 2006 resulted in an increase to accumulated deficit of $72 million. The restatement adjustments resulted in a decrease of $24 million, an increase of $2 million and an increase of $30 million to previously reported net income for the years ended December 31, 2005 and 2004, and the nine months end September 30, 2006, respectively. The condensed consolidated financial statements for the interim period ended March 31, 2006 have been restated in this Form 10-Q to reflect the impact of correcting these errors and resulted in a decrease to previously reported income from continuing operations and net income of $2 million and $3 million, respectively.

The Company has been cooperating with an informal inquiry by the Staff of the Securities and Exchange Commission (“SEC Staff”) concerning the Company’s restatements and related matters, and has been providing information and documents to the SEC Staff on a voluntary basis. Because the Company is unable to predict the outcome of this inquiry and the SEC Staff may disagree with the manner in which the Company has accounted for and reported the financial impact of the adjustments to previously filed financial statements, there may be a risk that the inquiry by the SEC could lead to circumstances in which the Company may have to further restate previously filed financial statements, amend prior filings or take other actions not currently contemplated.

The restatement adjustments include several key categories as described below:

Brazil Adjustments

Prior year errors related to certain subsidiaries in Brazil include the following:

•       decrease of the U.S. GAAP fixed asset basis and related depreciation at Eletropaulo of $21 million in 2005 and $16 million in 2004 (the impact net of tax and minority interest is $4 million in 2005 and $4 million in 2004); and

•       other errors identified through account reconciliation or review procedures.

The cumulative impact of correcting errors related to our Brazil subsidiaries on net income was an increase of $6 million and $3 million for the years ended December 31, 2005 and 2004, respectively and a decrease of $4 million for the quarter ended March 31, 2006.

La Electricidad de Caracas (“EDC”)

Prior year errors related to the Company’s former Venezuelan subsidiary, EDC, include the following:

•       $22 million revenue increase predominantly related to an error in updating the current tariff rates in the unbilled revenue calculation for 2005;

•       $10 million increase in foreign currency transaction expense posted incorrectly to the balance sheet in 2005; and

•       other errors identified through account reconciliation or review procedures.

The cumulative impact of correcting errors related to EDC on net income was an increase of $2 million for each of the years ended December 31, 2005 and 2004 and an increase of $1 million for the quarter ended March 31, 2006.

Capitalization of Certain Costs

Certain errors were discovered with fixed asset balances at several of the Company’s facilities related to capitalization of development costs, overhead and capitalized interest. The cumulative impact of correcting errors related to capitalization on net income was a decrease of $4 million for the year ended December 31, 2005, and a decrease of $2 million for the year ended December 31, 2004 and a decrease of $5 million for the quarter ended March 31, 2006.

Derivatives

Certain errors were identified resulting from the detailed review of certain prior year contracts and include the following:

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

Under the guidance of SFAS 133, these contracts contained embedded derivatives that are required to be bifurcated from the contract and recorded at fair value with changes in fair value recognized in the results of operations. The net result of these adjustments was a decrease of $3 million and an increase of $4 million in equity in earnings of affiliates for the years ended December 31, 2005 and 2004, respectively.

The cumulative impact of correcting all derivative errors on net income was a decrease of $4 million in 2005 and an increase of $5 million in 2004 and an increase of $3 million for the quarter ended March 31, 2006.

Income Tax Adjustments

Income tax adjustments relate primarily to the following:

•       $20 million adjustment to correct income tax expense in the fourth quarter of 2005 as a result of an incorrect 2004 tax return to accrual adjustment, previously disclosed in the Company’s Form 10-Q for September 30, 2006; and

•       $21 million adjustment to record income tax benefit in 2004 as a result of a change in local income tax reporting for leases in Qatar, offset by adjustments to correct income tax expense for certain state deferred tax assets and other miscellaneous items.

The net impact of individual income tax errors resulted in an increase to income tax expense of $18 million for the year ended December 31, 2005, $7 million for the year ended December 31, 2004 and $2 million for the quarter ended March 31, 2006. The cumulative impact on income tax expense in total as a result of all restatement adjustments was an increase of $27 million for the year ended December 31, 2005, $24 million for the year ended December 31, 2004 and $3 million for the quarter ended March 31, 2006.

Other Adjustments

As a result of work performed in the course of our year end closing process, certain other errors were identified which decreased net income by $6 million for the year ended December 31, 2005, increased net income by $1 million for the year ended December 31, 2004 and increased net income by $6 million for the quarter ended March 31, 2006.

Share-based Compensation

The Company recently concluded an internal review of accounting for share-based compensation (the “LTC Review”), which originally was disclosed in the Company’s Form 8-K filed on February 26, 2007. As a result of the LTC Review, the Company identified certain errors in its previous accounting for share based compensation. These errors required adjustments to the Company’s previous accounting for these awards under the guidance of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Company recorded restatement adjustments to its prior financial statements resulting in additional cumulative pre-tax compensation expense for the years 2000-2005 of $36 million ($26 million net of tax). The Company recorded an immaterial adjustment related to share-based compensation for the quarter ended March 31, 2006.

For further discussion of other aspects of the Company’s restatement of its financial statements, see Part I—Restatement of Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

Selected Operations and Comprehensive Income Data

The following table sets forth the previously reported and restated amounts of selected items within the condensed consolidated statement of operations.

Selected Operations and Comprehensive Income Data:

	March 31, 2006
	As Previously
	Reported(1)	As Restated
	(in millions, except per share data)
Interest expense	$422	$418
Foreign currency transaction losses on net monetary position	$22	$23
Income tax expense	$183	$186
Minority interest expense	$84	$81
Income from continuing operations	$332	$330
Net income	$351	$348
Foreign currency translation adjustment	$68	$52
Unrealized derivative losses	$91	$85
Comprehensive income	$510	$485
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.50	$0.50
Discontinued operations	0.03	0.03
BASIC EARNINGS PER SHARE:	$0.53	$0.53
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.49	$0.49
Discontinued operations	0.03	0.03
DILUTED EARNINGS PER SHARE:	$0.52	$0.52

(1)          Prior period results have been restated to reflect the movement of EDC, in Venezuela, Central Valley, in the U.S., Eden, in Argentina and Indian Queens, in the United Kingdom into discontinued operations.

2.                 INVENTORY

Inventory consists of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Coal, Fuel oil and other raw materials	$255	$242
Spare parts and supplies	294	276
Less: Inventory of discontinued operations	(53)	(47)
Total	$496	$471

3.                 LONG-TERM DEBT

Non-Recourse Debt

Debt Defaults

Subsidiary non-recourse debt in default, classified as current debt in the accompanying condensed consolidated balance sheet, as of March 31, 2007 is as follows:

	Primary Nature	March 31, 2007
Subsidiary	of Default	Default	Net Assets
		(in millions)
Eden/Edes	Payment	$87	$(74)
Hefei	Payment	4	22
Kelanitissa(1)	Covenant	61	38
Tisza II(2)	Material adverse change	93	145
Total		$245

(1)          Kelanitissa is in violation of a covenant under its $65 million credit facility because of a cross default to a material agreement for the plant. The outstanding debt balance as of March 31, 2007 was $61 million.

(2)          Tisza II is in default as a consequence of the re-introduction of administrative price regulations in Hungary.

None of the subsidiaries listed above that are currently in default are considered to be a material subsidiary under AES’s corporate debt agreements; defaults of a material subsidiary would trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby, upon an acceleration, trigger an event of default and possible acceleration of the indebtedness under the AES Parent Company’s outstanding debt securities.

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

The following table presents a reconciliation (in millions, except per share amounts) of the numerators and denominators of the basic and diluted earnings per share computation. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended March 31,
	2007			2006
			$ per			$ per
	Income	Shares	Share	Income	Shares	Share
BASIC EARNINGS PER SHARE
Income from continuing operations	$119	666	$0.18	$330	657	$0.50
EFFECT OF DILUTIVE SECURITIES
Convertible securities	—	—	—	7	19	(0.01)
Stock options and warrants	—	9	—	—	10	—
Restrictive stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE	$119	677	$0.18	$337	688	$0.49

There were approximately 4,311,597 and 9,193,698 options outstanding at March 31, 2007 and 2006, respectively, that could potentially dilute basic earnings per share in the future. Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related period. In addition, all convertible debentures were omitted from the March 31, 2007 diluted earnings per share computation, because they were anti-dilutive.

5.                 SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The following table summarizes financial information of the entities in which the Company has the ability to exercise significant influence but does not control, and that are accounted for using the equity method.  It excludes information related to Barry and Cartagena, unconsolidated majority-owned subsidiaries, and the CEMIG business because the Company has discontinued the application of the equity method in accordance with its accounting policy regarding equity method investments, as discussed below.  As a variable interest entity, Cartagena is precluded from consolidation under the provisions of FIN 46R Variable Interest Entities as the Company is not the primary beneficiary of the entity.

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Revenues	$227	$232
Gross Margin	$65	$56
Net Income	$32	$40

In accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company discontinues the application of the equity method when an investment is reduced to zero and does not provide for additional losses when the Company does not guarantee the obligations of the investee, or is not otherwise committed to provide further financial support for the investee. The above table excludes income statement information for the Company’s investments in which the Company has discontinued the application of the equity method. Furthermore, in accordance with APB No. 18, the Company’s policy is to resume the application of the equity method if the investee subsequently reports net income only after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

6.                 DISCONTINUED OPERATIONS

On February 22, 2007, the Company entered into a definitive agreement with PDVSA dated February 15, 2007, to sell all of its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a US$120 million dividend in 2007. On March 1, 2007, the shareholders of EDC approved and declared a US$120 million dividend, payable on March 16, 2007, to all shareholders on record as of March 9, 2007. A wholly-owned subsidiary of the Company is the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, this subsidiary received approximately US$97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The agreement provided that PDVSA would acquire our EDC common shares in a tender offer. PDVSA commenced and publicly announced the commencement of concurrent tender offers in Venezuela and the United States (the “Offers”) on April 9, 2007. The Offers provided for the purchase of 2,704,445,687 of EDC common shares at a U.S. Dollar equivalent amount of $0.2734 per common share, which is consistent with the price per share implied by the purchase price within the agreement. The closing of the Offers occurred on May 8, 2007, and the actual transfer of the shares along with payment of the purchase price occurred on May 16, 2007. As a result, EDC has been classified as “held for sale” as of March 31, 2007 and reflected as such on the financial statements. The Company recognized an impairment charge of approximately $638 million net of income and withholding taxes, representing the net book value of the Company’s investment in EDC less the selling price. The Company impaired the carrying value of EDC’s electric generation and distribution assets to their net realizable value. The impairment expense is included in the loss from disposal of discontinued businesses line item on the statement of operations for the three months ended March 31, 2007.

In May 2007, the Company’s wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50MW Delano facility and the 25MW Mendota facility) for $51 million. These facilities, along with an associated management company (together, the “Central Valley Businesses”) are included in the North America Generation segments. The AES Board of Directors approved the sale of the Central Valley Businesses in February 2007. The sale is subject to regulatory approvals and is expected to be completed during the third quarter of 2007. As a result, Central Valley is reported as “held for sale” in the Company’s condensed consolidated financial statements as of March 31, 2007.

In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America Utilities business located in Argentina. The Buenos Aires Province in Argentina approved the transaction in May 2007. Therefore, Eden, a wholly-owned subsidiary of AES, has been classified as “held for sale” and reflected as such on the financial statements. In addition to the results of its operations, Eden has also recognized a $2 million favorable adjustment in the first quarter, to the originally recorded net loss on the sale as a result of the finalization of the sale transaction.

In May 2006, the Company reached an agreement to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, collectively “IQP”, which is part of the Europe & Africa Generation segment. IQP is an open cycle gas turbine, located in the U.K. In September 2006, the Company completed the sale of IQP. Proceeds from the sale were $28 million in cash and the buyer’s assumption of debt of $30 million. The results of operations and financial position of IQP for the three months ended March 31, 2006 are reflected in the discontinued operations line items on the financial statements.

The following table summarizes the revenue and net income (loss) for these discontinued operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Revenues	$193	$187
Gain from operations of discontinued businesses	74	31
Income tax expense	(12)	(13)
Income from operations of discontinued businesses	$62	$18
Loss on disposal of discontinued operations	$(636)	$—

7.                 CONTINGENCIES

Environmental

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of March 31, 2007, the Company recorded liabilities of $13 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts that could be material but cannot be estimated as of March 31, 2007.

Guarantees, Letters of Credit

As of March 31, 2007, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $701 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

As of March 31, 2007, the Company had $397 million in letters of credit outstanding under the revolving credit facility and under the senior unsecured credit facility that operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter of credit fee ranging from 1.63% to 2.32% per annum on the outstanding amounts. In addition, the Company had $1 million in surety bonds outstanding at March 31, 2007.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2007.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$762 million (US$371 million) from Eletropaulo and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice (“SCJ”). In June 2006, the SCJ reversed the Appellate Court’s decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo’s liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletrobras may resume the execution suit in the Fifth District Court at any time. If Eletrobras does so, Eletropaulo may be required to provide security in the amount of its alleged liability. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc.  AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement.  AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 (“Refund Period”). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC’s decision not to impose refunds for the alleged failure to file rates, including transaction-specific data, for sales during 2000 and 2001 (“September 2004 Decision”). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. The Ninth Circuit has temporarily stayed the remand to FERC until August 13, 2007, so that settlement discussions may take place. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC (“August 2006 Decision”). The Ninth

Circuit has temporarily stayed its August 2006 Decision until August 13, 2007, to facilitate settlement discussions. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita’s potential liability could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita’s potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In November 2000, the Company was named in a purported class action along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, allegedly resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and named the Company, AES Redondo Beach, LLC, AES Alamitos, LLC, and AES Huntington Beach, LLC as defendants. In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002.  Certain defendants appealed aspects of that decision to the U.S. Court of Appeals for the Ninth Circuit. In December 2004, a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court. In July 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety. In October 2005, the court sustained the demurrer and entered an order of dismissal. In December 2005, plaintiffs filed a notice of appeal with the California Court of Appeal. In February 2007, the Court of Appeal affirmed the trial Court’s judgment of dismissal. Plaintiffs did not appeal the Court of Appeal’s decision.

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the India courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005.  In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents' counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has not indicated whether it will attempt to challenge the award.  Proceedings remain pending before the India Supreme Court regarding Gridco’s failure to pay its share of the presiding arbitrator's fees and Gridco’s objection to having a hearing outside of Bhubaneswar. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the India courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco.  OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High Court’s decision and the underlying OERC proceedings regarding the PPA’s terms. In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA’s terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”), the pension committee for the Indianapolis Power & Light Company thrift plan (“Pension Committee”), and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. In May 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the Pension Committee breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company.  In September 2003 the Court granted plaintiffs’ motion for class certification. A trial addressing only the allegations of breach of fiduciary duty was held in February 2006.  In March 2007, the Court issued a decision in favor of defendants and dismissed the lawsuit with prejudice. In April 2007, plaintiffs appealed the Court’s decision to the U.S. Court of Appeals for the Seventh Circuit as to the former officers and directors of IPALCO, but not as to IPALCO or the Pension Committee.

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

AES Florestal, Ltd. (“Florestal”), had been operating a pole factory and had other assets, including a wooded area known as “Horto Renner,” in the State of Rio Grande do Sul, Brazil (collectively, “Property”).  AES Florestal had been under the control of AES Sul since October 1997, when AES Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul.  After it came under the control of AES Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (CEEE), had been using those contaminants to treat the poles that were manufactured at the factory. AES Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney’s Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency (“FEPAM”) has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. The measures that must be taken by AES Sul and CEEE are still under discussion. Also, in March 2000, AES Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in AES Sul’s name the Property that it acquired through the privatization but that remained registered in CEEE’s name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006.

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

In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.3 billion (US$1.6 billion) under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million (US$247 million). In March 2007, the dividends were determined to be worth approximately R$423 million (US$210 million).  SEB’s defense was ruled groundless by the Circuit Court in December

2006.  In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals.  In April 2007, BNDES withdrew the attached dividends. BNDES may attempt to seize the attached CEMIG shares at any time. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In January 2005, the City of Redondo Beach (“City”) of California issued an assessment against Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users’ tax (“UUT”), interest, and penalties relating to the natural gas used at AES Redondo’s power plant from May 1998 through September 2004 to generate electricity.  In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal.  In December 2006, the Hearing Officer overturned the City’s assessment against AES Redondo (but not Williams).  In December 2006, Williams filed a petition for writ of mandate with Los Angeles Superior Court challenging the Hearing Officer’s decision.  Williams later prepaid $57 million to the City in order to continue litigating its petition, pursuant to a court order, and filed an amended petition.  In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer’s decision as to AES Redondo.  In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward.  Williams later filed a similar complaint that was related to AES Redondo’s lawsuit.  After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006.  Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 (“New UUT Assessments”). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In March 2006, the Government of the Dominican Republic and Secretariat of State of the Environment and Natural Resources of the Dominican Republic (collectively, “Plaintiffs”) filed a complaint in the U.S. District Court for the Eastern District of Virginia against The AES Corporation, AES Aggregate Services, Ltd., AES Atlantis, Inc., and AES Puerto Rico, LP (collectively, “AES Defendants”), and unrelated parties, Silver Spot Enterprises and Roger Charles Fina.  In June 2006, the Plaintiffs filed a substantially similar amended complaint against the defendants, alleging that the defendants improperly disposed of “coal ash waste” in the Dominican Republic, and that the alleged waste was generated at AES Puerto Rico’s power plant in Guayama, Puerto Rico.  Based on these allegations, the amended complaint asserts seven claims against the defendants:  violation of 18 U.S.C. §§ 1961 68, the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”); conspiracy to violate section 1962(c) of the RICO Act; civil conspiracy to violate the Foreign Corrupt Practices Act (“FCPA”) and other unspecified laws concerning bribery and waste disposal; aiding and abetting the violation of the FCPA and other unspecified laws concerning bribery and waste disposal; violation of unspecified nuisance law; violation of unspecified product liability law; and violation of 28 U.S.C. § 1350, the Alien Tort Statute (which the Plaintiffs later voluntarily dismissed without prejudice).  While the Plaintiffs did not quantify their alleged damages in their amended complaint, in their discovery responses they claimed to be seeking at least $28 million in alleged compensatory damages and $196 million in alleged punitive damages from the defendants.  In February 2007, the Plaintiffs and the AES Defendants settled their dispute.  The Court has entered a joint stipulation dismissing the Plaintiffs’ claims against the AES Defendants with prejudice.

In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner.  As a result, an additional permit fee was imposed, bringing the total permit fee to approximately USD$135,000.  The company has appealed this decision to the Supreme Court.

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

In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydro plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, “Hydros”), for allegedly using an AES trading company, Nurenergoservice LLP, to increase power prices for customers in alleged violation of Kazakhstan’s antimonopoly laws.  The Competition Committee subsequently issued orders directing the Hydros to pay approximately 2.7 billion KZT (US$22 million) in fines relating to the Hydros’ alleged income for the years 2005 through January 2007. In April 2007, the Hydros challenged the orders and the Competition Committee brought suit to enforce the orders in local court.  Those proceedings were later consolidated.  In June 2007 the court ordered the Hydros to pay 2.8 billion KZT (US$23 million) and terminate their contracts with Nurenergoservice. In related proceedings, in March 2007 the local financial police initiated criminal proceedings against the General Director and the Finance Director of the Hydros seeking from them approximately 1.6 billion KZT (US$13 million) in alleged damages relating to the Hydros’ alleged antimonopoly violations. Those criminal proceedings were later terminated pursuant to a settlement. In addition, the Competition Committee has ordered Nurenergoservice to pay approximately 2 billion KZT (US$17 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007; however, the Competition Committee has not sought to enforce the order in court. The Competition Committee has not indicated whether it intends to assert claims against the Hydros for alleged antimonopoly violations post January 2007 and/or against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. The Hydros and Nurenergoservice believe they have meritorious defenses and will assert them vigorously; however, there can be no assurances that they will be successful in their efforts.

In January 2007, Eletropaulo Metropolitana Electricidad de São Paulo S.A. (“Electropaulo”) received notice from the municipal environmental agency of a penalty of approximately USD$100,000.  The penalty related to an Eletropaulo contractor attempting to dispose of tree trimming waste in a coal dump without a permit. The contractor has recognized responsibility in this case and is currently negotiating the penalty.

In June 2007, the Company received a letter from an outside law firm purportedly representing a shareholder demanding that the Company’s Board conduct a review of certain stock option plans, procedures and historical granting and exercise practices, and other matters, and that the Company commence legal proceedings against any officer and/or director who may be liable for damages to the Company. The Board is considering the demands presented in the letter in light of the work undertaken by the Company in its review of share-based compensation, as more fully described in the Company’s 2006 Annual Report on Form 10-K.

Tax Examinations

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material but cannot be estimated as of March 31, 2007.

8.                 COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months
	Ended
	March 31,
	2007	2006
	(in millions)
Net (loss) income	$(455)	$348
Change in fair value of available for sale securities (net of income tax expense of $2 and $—, respectively)	3	—
Foreign currency translation adjustment:
Foreign currency translation adjustments (net of income tax expense of $21 and $11, respectively)	21	52
Derivative activity:
Reclassification to earnings (net of income tax benefit (expense) of $9 and $(1), respectively)	(13)	5
Change in derivative fair value (net of income tax benefit (expense) of $33 and $(40), respectively)	(28)	80
Change in fair value of derivatives	(41)	85
Comprehensive (loss) income	$(472)	$485

Accumulated other comprehensive loss is as follows at March 31, 2007 (in millions):

Accumulated other comprehensive loss December 31, 2006	$(2,600)
Change in fair value of available-for-sale securities	3
Change in foreign currency translation adjustments	21
Change in fair value of derivatives	(41)
Accumulated other comprehensive loss March 31, 2007	$(2,617)

9.                 SEGMENTS

Beginning with the 2006 Annual Report on Form 10-K, AES realigned its reportable segments to provide more information to its investors and to better reflect how AES manages the company internally in terms of decision making and assessing performance. AES previously reported under three segments: Regulated Utilities, Contract Generation, and Competitive Supply. The Company’s segment information for the three months ended March 31, 2006, have been restated to conform to the 2007 segment presentation. The Company now reports seven segments which include:

•       Latin America Generation;

•       Latin America Utilities;

•       North America Generation;

•       North America Utilities;

•       Europe & Africa Generation;

•       Europe & Africa Utilities; and

•       Asia Generation.

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

The Company uses both revenue and gross margin as key measures to evaluate the performance of its segments. Segment revenue includes inter-segment sales related to the transfer of electricity from generation plants to utilities within Latin America. No inter-segment revenue relationships exist in other segments. Gross margin is defined as total revenue less cost of sales, defined as operating expenses including depreciation and amortization and local fixed operating and other overhead costs. Corporate allocations include certain management fees and self insurance activity which is reflected within segment gross margin. All intra-segment activity has been eliminated with respect to revenue and gross margin within the segment; inter-segment activity has been eliminated within the total consolidated results.

Corporate and other expenses include general and administrative expenses related to corporate staff functions and/or initiatives—primarily executive management, finance, legal, human resources, information systems and certain development costs which are not allocable to our business segments. In addition, this line item includes net operating results from our Alternative Energy businesses which are immaterial for the purposes of separate segment disclosure and, the effects of eliminating transactions, such as management fee arrangements and self-insurance charges, between the operating segments and corporate.

As required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, all prior year information has been recast to reflect the realignment of segments. All income statement and balance sheet information for businesses that were discontinued is segregated and is shown in the line “Discontinued Businesses” in the accompanying segment tables.

Information about the Company’s operations by segment for the three months ended March 31, 2007 and 2006, respectively, is as follows:

	Total Revenue		Intersegment		External Revenue
Three Months Ended March 31,	2007	2006	2007	2006	2007	2006
	(in millions)
Latin America Generation	$738	$599	$(205)	$(195)	$533	$404
Latin America Utilities	1,177	1,104	—	—	1,177	1,104
North America Generation	510	493	—	—	510	493
North America Utilities	263	255	—	—	263	255
Europe & Africa Generation	252	208	—	—	252	208
Europe & Africa Utilities	166	152	—	—	166	152
Asia Generation	212	194	—	—	212	194
Corporate and Other	(197)	(188)	205	195	8	7
Total Revenue	$3,121	$2,817	$—	$—	$3,121	$2,817

	Total Gross Margin		Intersegment		External Gross Margin
Three Months Ended March 31,	2007	2006	2007	2006	2007	2006
	(in millions)
Latin America Generation	$250	$259	$(200)	$(191)	$50	$68
Latin America Utilities	210	229	207	197	417	426
North America Generation	154	174	4	4	158	178
North America Utilities	81	64	1	—	82	64
Europe & Africa Generation	90	80	1	1	91	81
Europe & Africa Utilities	17	36	—	—	17	36
Asia Generation	58	63	1	1	59	64
Corporate and Other	8	12	(14)	(12)	(6)	—
Total Gross Margin	$868	$917	$—	$—	$868	$917

For consolidated subsidiaries, the Company uses gross margin as a measure of profit or loss for the Company’s reportable segments. Gross margin equals revenues less cost of sales on the condensed consolidated statement of operations for each period presented.

Information about the Company’s assets by segment as of March 31, 2007 and December 31, 2006, respectively, is as follows:

	Total Assets
	March 31, 2007	December 31, 2006
	(in millions)
Latin America Generation	$7,055	$6,904
Latin America Utilities	7,625	7,289
North America Generation	5,954	5,250
North America Utilities	2,809	2,807
Europe & Africa Generation	2,399	2,292
Europe & Africa Utilities	932	807
Asia Generation	2,282	2,184
Discontinued Businesses	1,813	2,490
Corporate and Other	1,086	1,140
Total Assets	$31,955	$31,163

10.          BENEFIT PLANS

Total pension cost for the three months ended March 31, 2007 and 2006 includes the following components:

	Three Months Ended
	March 31,
	2007		2006
	U.S.	Foreign(1)	U.S.	Foreign(1)
	(in millions)
Service cost	$2	$2	$2	$2
Interest cost	7	93	7	88
Expected return on plan assets	(8)	(77)	(7)	(63)
Amortization of initial net asset	—	(2)	—	(2)
Amortization of prior service cost	1	—	1	—
Amortization of net loss	1	1	1	1
Total pension cost	$3	$17	$4	$26

(1)          Expense of $3 million is included in the above amounts and is reflected as part of discontinued operations for March 31, 2007 and 2006.

The total amounts of employer contributions paid for the three months ended March 31, 2007 were $1 million for the U.S. subsidiaries and $27 million for foreign subsidiaries. The expected remaining scheduled annual employer contributions for 2007 are $2 million for U.S. subsidiaries, and $77 million for foreign subsidiaries.

11.          UNCERTAIN TAX POSITIONS

Effective January 1, 2007, we adopted FIN 48. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as an increase of $53 million to beginning accumulated deficit.

Uncertain tax positions have been classified as non-current income tax liabilities unless expected to be paid in one year. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the provision for income taxes in the condensed consolidated statements of earnings. As of January 1, 2007, the total amount of gross accrued income tax-related interest and penalties included in the condensed consolidated statement of financial position was $10 million and $4 million, respectively.

We are potentially subject to income tax audits in numerous jurisdictions in the U.S. and internationally until the applicable statute of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The following is a summary of tax years, potentially subject to examination, in the significant tax and business jurisdictions in which we operate.

Jurisdiction	Tax Years Subject to Examination
Argentina	2001 - 2006
Brazil	2002 - 2006
Chile	1998 - 2006
El Salvador	2004 - 2006
United Kingdom	1998 - 2006
United States (federal)	1992 - 2006

As of January 1, 2007, the total amount of unrecognized tax benefits was $422 million, of which $354 million would benefit the effective tax rate, if recognized. The total amount of unrecognized tax benefits anticipated to result in a net decrease of unrecognized tax benefits within 12 months of January 1, 2007, for all open tax years, is currently estimated to be between $4 million and $10 million. The net estimated decrease is primarily due to anticipated audit closures and lapses in statutes of limitations.

The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. Our effective tax rate and net income in any given future period could therefore be materially impacted.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the terms “AES,” “the Company,” “us,” or “we” refer to The AES Corporation and all of its subsidiaries and affiliates, collectively.  The term “The AES Corporation” refers only to the parent, publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates.

Forward-Looking Information

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with our 2006 Annual Report on Form 10-K, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2006.

Executive Summary

Our Businesses

AES is one of the world’s largest global power companies, providing essential electricity services in 28 countries on five continents. We operate two types of businesses. The first is our distribution and transmission business, which we refer to as Utilities, in which we operate electric utilities and sell power to customers in the retail (including residential), commercial, industrial and governmental sectors. These customers are typically end users of electricity. The second is our Generation business, where we sell power to wholesale customers such as utilities or other intermediaries. The revenues and earnings growth of both our Utilities and Generation businesses vary with changes in electricity demand.

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

In our Generation business, we generate and sell electricity primarily to wholesale customers. Performance drivers for our Generation business include, among other things, plant reliability, fuel costs and fixed-cost management. Growth in this business is largely tied to securing new power purchase agreements, expanding capacity in our existing facilities and building new power plants. Our Generation business includes our interests in 99 power generation facilities owned or operated under management agreements totaling 35 gigawatts of capacity installed in 22 countries.

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

Our goal is to continue building on our traditional lines of business, while expanding into other essential energy-related areas. We believe that this is a natural expansion for us. As we move into new lines of business, we will leverage the competitive advantages that result from our unique global footprint, local market insights and our operational and business development expertise. We also will build on our existing capabilities in areas beyond power including greenhouse gas emissions offset projects, electricity transmission, water desalinization, and other businesses. As we continue to expand and grow our business, we will maintain a focus on efforts to improve our business operations and management processes, including our internal controls over financial reporting.

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

The Company believes that success with its business development activities will be the single most important factor in its financial success in terms of value creation and it is directing increasing resources in support of business development globally. The Company also believes that high oil prices, increasing regulation of greenhouse gases, faster than expected global economic growth and a weak dollar present opportunities for value creation, based on the Company’s current business portfolio and business strategies. Slower global economic growth, which will impact demand growth for utilities and some generation businesses, is the most significant downside scenario affecting value creation. Other important scenarios that could impair future value include low oil prices and a strong dollar.

The accompanying management’s discussion and analysis of financial condition and results of operations set forth in this Item 2 is restated to reflect the correction of errors that were contained in the Company’s condensed consolidated financial statements and other financial information for the quarter ended March 31, 2006, as discussed in Note 1 of the Condensed Consolidated Financial Statements. In

addition, the prior period financial statements have been restated to reflect the change in the Company’s segments as discussed in Note 9 of the Condensed Consolidated Financial Statements. The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our restated condensed consolidated financial statements and the related notes.

Restatement of Consolidated Financial Statements

Background

As discussed in our 2006 Form 10-K filed with the SEC on May 23, 2007, the Company had previously identified certain material weaknesses related to its system of internal control over financial reporting. These material weaknesses included the following general areas:

•       Aggregation of control deficiencies at our Cameroonian subsidiary;

•       Lack of U.S. GAAP expertise in Brazilian businesses;

•       Treatment of intercompany loans denominated in other than the functional currency;

•       Derivative accounting; and

•       Income taxes.

As part of the Company’s plan to remediate these material weaknesses in internal control over financial reporting, the Company embarked on a multi-year program to improve the quality of its people, processes and financial systems. This has included a broad restructuring of the global finance organization to operate on a more centralized basis and the recruitment of additional accounting, financial reporting, income tax, internal control and internal audit staff around the world.

During the fourth quarter of 2006, in conjunction with these improvements, continued remediation of some of our material weaknesses and overall strengthening of controls across our businesses, the Company identified certain additional errors which if corrected on a cumulative basis would have materially misstated the interim period and year ending December 31, 2006. The Company therefore restated its financial statements for years ended prior to December 31, 2006 on May 23, 2007.

The Company believes that the increase in technical tax and accounting expertise, increased staffing levels at certain of our businesses and at our corporate office, and a focused effort on increasing the number of financial audit activities have contributed to the overall improvement of the accuracy of our financial statements. It also resulted in the identification of material weaknesses in areas not previously reported, although not all weaknesses contributed to the need to restate the consolidated financial statements. For further discussion of our material weaknesses, see Item 4 of this Quarterly Report on Form 10-Q.

Impact on First Quarter 2006

As a result of the identification of the aforementioned financial statement errors, the Company also restated previously issued condensed consolidated financial statements for the interim period ended March 31, 2006, on this Form 10-Q.

The following table quantifies the net impact of the restatement corrections by key income statement line items for the quarter ended March 31, 2006 and includes the resulting impact on diluted earnings per share from continuing operations. The primary line items affected include revenue, cost of sales and other income.

Three Months Ended March 31, 2006
(in millions, except per share amounts)
Income from continuing operations as previously reported	$332
Changes in income from continuing operations from restatement due to:
Decrease in revenue	(10)
Decrease in cost of sales	15
Increase in general and administrative expense	(2)
Decrease in interest expense	4
Decrease in other income	(8)
Increase in income tax expense	(3)
Other	2
Decrease in income from continuing operations	(2)
Income from continuing operations as restated	$330
Diluted earnings per share from continuing operations as previously reported	$0.49
Changes due to restatement effects	—
Diluted earnings per share from continuing operations as restated	$0.49
Diluted shares outstanding	688

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

The restatement adjustments include several key categories as described below:

Brazil Adjustments

Prior year errors related to certain subsidiaries in Brazil include the following:

•       decrease of the U.S. GAAP fixed asset basis and related depreciation at Eletropaulo of $21 million in 2005 and $16 million in 2004 (the impact net of tax and minority interest is $4 million in 2005 and $4 million in 2004); and

•       other errors identified through account reconciliation or review procedures.

The cumulative impact of correcting errors related to our Brazil subsidiaries on net income was an increase of $6 million and $3 million for the years ended December 31, 2005 and 2004, respectively and a decrease of $4 million for the quarter ended March 31, 2006.

EDC

Prior year errors related to the Company’s former Venezuelan subsidiary, EDC, include the following:

•       $22 million revenue increase predominantly related to an error in updating the current tariff rates in the unbilled revenue calculation for 2005;

•       $10 million increase in foreign currency transaction expense posted incorrectly to the balance sheet in 2005; and

•       other errors identified through account reconciliation or review procedures.

The cumulative impact of correcting errors related to EDC on net income was an increase of $2 million for each of the years ended December 31, 2005 and 2004 and an increase of $1 million for the quarter ended March 31, 2006.

Capitalization of Certain Costs

Certain errors were discovered with fixed asset balances at several of the Company’s facilities related to capitalization of development costs, overhead and capitalized interest. The cumulative impact of correcting errors related to capitalization on net income was a decrease of $4 million for the year ended December 31, 2005, and a decrease of $2 million for the year ended December 31, 2004 and a decrease of $5 million for the quarter ended March 31, 2006.

Derivatives

Certain errors were identified resulting from the detailed review of certain prior year contracts and include the following:

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

Under the guidance of SFAS 133, these contracts contained embedded derivatives that are required to be bifurcated from the contract and recorded at fair value with changes in fair value recognized in the results of operations. The net result of these adjustments was a decrease of $3 million and an increase of $4 million in equity in earnings of affiliates for the years ended December 31, 2005 and 2004, respectively.

The cumulative impact of correcting all derivative errors on net income was a decrease of $4 million in 2005 and an increase of $5 million in 2004 and an increase of $3 million for the quarter ended March 31, 2006.

Income Tax Adjustments

Income tax adjustments relate primarily to the following:

•       $20 million adjustment to correct income tax expense in the fourth quarter of 2005 as a result of an incorrect 2004 tax return to accrual adjustment, previously disclosed in the Company’s Form 10-Q for September 30, 2006; and

•       $21 million adjustment to record income tax benefit in 2004 as a result of a change in local income tax reporting for leases in Qatar, offset by adjustments to correct income tax expense for certain state deferred tax assets and other miscellaneous items.

The net impact of individual income tax errors resulted in an increase to income tax expense of $18 million for the year ended December 31, 2005, $7 million for the year ended December 31, 2004 and $2 million for the quarter ended March 31, 2006. The cumulative impact on income tax expense in total as a result of all restatement adjustments was an increase of $27 million for the year ended December 31, 2005, $24 million for the year ended December 31, 2004 and $3 million for the quarter ended March 31, 2006.

Other Adjustments

As a result of work performed in the course of our year end closing process, certain other errors were identified which decreased net income by $6 million for the year ended December 31, 2005, increased net income by $1 million for the year ended December 31, 2004 and increased net income by $6 million for the quarter ended March 31, 2006.

Share-based Compensation

The Company recently concluded an internal review of accounting for share-based compensation (the “LTC Review”), which originally was disclosed in the Company’s Form 8-K filed on February 26, 2007. As a result of the LTC Review, the Company identified certain errors in its previous accounting for share based compensation. These errors required adjustments to the Company’s previous accounting for these awards under the guidance of APB No. 25, SFAS 123 and SFAS 123R. The Company recorded restatement adjustments to its prior financial statements resulting in additional cumulative pre-tax compensation expense for the years 2000-2005 of $36 million ($26 million net of tax). The Company recorded an immaterial adjustment related to share-based compensation for the quarter ended March 31, 2006.

For further discussion of other aspects of the Company’s restatement of its financial statements, see Part I—Restatement of Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

First Quarter Operating Highlights

The following table provides operating highlights for the first quarter of 2007 relative to the first quarter of 2006.

	Three Months Ended
	March 31,
	2007	2006	% Change
Revenue	$3,121	$2,817	11%
Gross Margin	$868	$917	-5%
Net Cash Provided by Operating Activities	$581	$509	14%
Diluted Earnings Per Share from Continuing Operations	$0.18	$0.49	-63%

•       Revenue increased 11% primarily due to higher rate/volume, new businesses and favorable foreign currency.

•       Gross margin declined 5% due to lower emission allowance sales and higher fixed costs.

•       Net cash provided by operating activities increased $72 million due to decreases in net working capital, decreases in cash taxes paid, and operating cash from new businesses, offset partially by higher interest payments.

•       Diluted earnings per share from continuing operations fell $0.28 due primarily the $87 million gain of the sale of Kingston recognized in 2006, the $35 million dollar impairment of the AgCert investment recognized in 2007, lower emission allowance sales in 2007 and the $22 million charge related to a court ruling at our subsidiary in Kazahkstan.

Strategic Highlights

The Company continues to maintain a development pipeline of investments. We are increasing resources in 2007 at both the corporate and business level in support of business development opportunities, which may include expansions at existing locations, which we call platform extensions, new greenfield investments, privatization of government assets, and mergers and acquisitions. In addition, as part of our efforts to identify attractive investment opportunities in related businesses, we look to participate in adjacent energy and infrastructure businesses such as wind power generation, reducing or offsetting greenhouse gas emissions, LNG regasification, desalination and other alternative energy initiatives. These efforts may result in forming joint ventures, technology sharing or licensing arrangements, and other innovative market offerings. The Company also continues to evaluate portfolio management transactions which could occur when public market values for businesses significantly exceed what we consider to be a reasonable investment value.

In our core power and alternative energy businesses, we continued to build a strong development pipeline of projects, primarily platform expansions and new construction projects that follow our long-term contract generation business model. The Company’s project backlog (projects in the engineering phase or under construction) as of March 31, 2007 totaled 1,915 gross MW of new generation capacity with a total expected investment of approximately $3.5 billion through 2010. This includes fossil-fueled projects in Chile, Bulgaria and Jordan, a hydroelectric project in Panama and a wind project in the US.

During the first quarter of 2007, AES began commercial operation of the 125 MW Los Vientos project in Chile. On February 9, 2007, the Company also purchased equity interests totaling 99% of two special purpose entities whose primary assets are two generation plants in Tamuín, in the State of San Luis Potosi, Mexico, collectively referred to as TEG/TEP. The purchase price consisted of approximately $190 million of cash and the assumption of $421 million of debt. The TEG/TEP generation facilities each have a capacity of 230 MW and are fueled by petroleum coke. TEG/TEP is included in the North America Generation segment and their results of operations have been included in the consolidated AES results of operations beginning in February 2007.

The Company expects to fund growth investments from net cash from operating activities and/or the proceeds from the issuance of debt, common stock, other securities, asset sales, and partner equity contributions. Certain of the alternative energy business opportunities may be considered start-up businesses that will need to be funded initially through cash equity contributions, and may have limited debt financing opportunities initially. We believe there are sufficient attractive investment opportunities that may exceed available cash and net cash from operating activities in future periods.

In the first quarter of 2007, AES signed a memorandum of understanding with GE Energy Financial Services, a unit of General Electric, to create a partnership to develop greenhouse gas emission reduction projects in the United States. The partnership plans to produce up to 10 million metric tons per annum of greenhouse gas emissions offsets by 2010.

Sale of EDC

On February 22, 2007, the Company entered into a definitive agreement with Petróleos de Venezuela, S.A. (“PDVSA”) dated February 15, 2007, to sell all of its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a US$120 million dividend in 2007. On March 1, 2007, the shareholders of EDC approved and declared a US$120 million dividend, payable on March 16, 2007, to all shareholders on record as of March 9, 2007. A wholly-owned subsidiary of the Company is the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, this subsidiary received approximately US$97 million in dividends (representing approximately $99 million in gross dividends offset by fees).

The agreement provided that PDVSA would acquire the Company’s EDC common shares in a tender offer. PDVSA commenced and publicly announced the commencement of concurrent tender offers in Venezuela and the United States (the “Offers”) on April 9, 2007. The Offers provided for the purchase of 2,704,445,687 of EDC common shares at a U.S. Dollar equivalent amount of $0.2734 per common share, which is consistent with the price per share implied by the purchase price within the agreement. The closing of the Offers occurred on May 8, 2007, and the actual transfer of the shares along with payment of the purchase price occurred on May 16, 2007.

We have therefore concluded that EDC should be classified as “held for sale” as of March 31, 2007 and reflected as such on the financial statements for the three months ended March 31, 2007 and 2006. The Company recognized an impairment charge of approximately $638 million net of income and withholding taxes, representing the net book value of the Company’s investment in EDC less the selling price. The Company impaired the carrying value of EDC’s electric generation and distribution assets to their net realizable value. The impairment expense is included in the loss from disposal of discontinued business line item on the statement of operations for the three months ended March 31, 2007.

Results of Operations

	Three Months Ended March 31,
RESULTS OF OPERATIONS	2007	2006	$ change	% change
		(Restated)(1)
	(in millions, except per share amounts)
Revenue:
Latin America Generation	$738	$599	$139	23%
Latin America Utilities	1,177	1,104	73	7%
North America Generation	510	493	17	3%
North America Utilities	263	255	8	3%
Europe & Africa Generation	252	208	44	21%
Europe & Africa Utilities	166	152	14	9%
Asia Generation	212	194	18	9%
Corporate and Other(2)	(197)	(188)	(9)	5%
Total Revenue	$3,121	$2,817	$304	11%
Gross Margin:
Latin America Generation	$250	$259	$(9)	-3%
Latin America Utilities	210	229	(19)	-8%
North America Generation	154	174	(20)	-11%
North America Utilities	81	64	17	27%
Europe & Africa Generation	90	80	10	13%
Europe & Africa Utilities	17	36	(19)	-53%
Asia Generation	58	63	(5)	-8%
Total Corporate and Other(3)	(77)	(45)	(32)	71%
Interest expense	(422)	(418)	(4)	1%
Interest income	100	114	(14)	-12%
Other income	39	19	20	105%
Other expense	(41)	(78)	37	-47%
Gain on sale of investments	1	87	(86)	-99%
Foreign currency transaction losses on net monetary position	—	(23)	23	-100%
Equity in earnings of affiliates	20	36	(16)	-44%
Other non-operating expense	(39)	—	(39)	100%
Income tax expense	(181)	(186)	5	-3%
Minority interest expense	(141)	(81)	(60)	74%
Income from continuing operations	119	330	(211)	-64%
(Loss) income from operations of discontinued businesses	(574)	18	(592)	-3289%
Net (loss) income	$(455)	$348	$(803)	-231%
PER SHARE DATA:
Basic income per share from continuing operations	$0.18	$0.50	$(0.32)	-64%
Diluted income per share from continuing operations	$0.18	$0.49	$(0.31)	-63%

(1)          Prior period segment results have been restated to reflect the movement of EDC, in Venezuela (Latin America Utility), Central Valley, in the U.S. (North America Generation), Eden, in Argentina (Latin America Utility) and Indian Queens, in the United Kingdom (Europe & Africa Generation) into discontinued operations.

(2)          Corporate and Other includes revenues from Alternative Energy and intersegment eliminations of revenues related to transfers of electricity from Tiete (generation) to Eletropaulo (utility).

(3)          Total Corporate and Other expenses include corporate general and administrative expenses as well as certain intersegment eliminations, primarily corporate charges for management fees and self insurance premiums.

Overview

Revenue

Revenues increased $304 million, or 11%, to $3.1 billion for the three months ended March 31, 2007, from $2.8 billion for the three months ended March 31, 2006. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 9% for the three months ended March 31, 2007, from the three months ended March 31, 2006. The increase in revenues, after adjusting for favorable foreign exchange rates, was primarily due to higher rates and volume in the generation businesses in Latin America, Europe & Africa and Asia and the acquisition of two new businesses, (TEG/TEP and Itabo). These gains were partially offset by lower emissions sales.

Gross Margin

Gross margin decreased $49 million, or 5%, to $868 million for the three months ended March 31, 2007, from $917 million for the three months ended March 31, 2006. This decrease was primarily due to lower emission sales, 2006 prior year cost recoveries at Eletropaulo in Brazil, higher fixed costs at Uruguaiana in Brazil and Gener in Chile, offset partially by favorable foreign exchange and higher volume in Latin America Generation and at IPL in Indiana. Gross margin as a percentage of revenue decreased to 27.8% in the three months ended March 31, 2007, versus 32.5% in the three months ended March 31, 2006 primarily due to higher pass through revenue, lower emission sales, and higher fixed costs.

Segment Analysis

Latin America

The following table summarizes revenue for our Generation and Utilities segments in Latin America for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
Latin America	Revenue	Revenue	Revenue	Revenue
Revenue
Latin America Generation	$738	24%	$599	21%
Latin America Utilities	$1,177	38%	$1,104	39%

Generation revenue increased $139 million, or 23%, primarily due to higher contract and spot prices at Gener in Chile, the acquisition of the controlling shares of Itabo (which resulted in full consolidation beginning in June 2006) and higher spot pricing and sales at Alicura and Parana in Argentina.

Utilities revenue increased $73 million, or 7%, primarily as the result of favorable foreign currency translation in Brazil and higher tariff rates at Eletropaulo and Sul in Brazil and Caess-EEO in El Salvador, partially offset by a prior year benefit for tariff recoveries in 2006 related to 2005 costs at Eletropaulo in Brazil.

The following table summarizes gross margin for the Generation and Utilities segments in Latin America for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
Latin America	Gross Margin	Gross Margin	Gross Margin	Gross Margin
Gross Margin
Latin America Generation	$250	29%	$259	28%
Latin America Utilities	$210	24%	$229	25%

Generation gross margin decreased $9 million, or 3%, primarily due to increased purchased electricity and fuel costs at Uruguaiana in Brazil and Gener in Chile, as well as higher fixed costs at Gener in Chile. These increases were partially offset by gains from the Itabo consolidation and the variable margin on the increased revenues mentioned above for Argentina.

Utilities gross margin decreased $19 million, or 8%, primarily due to the prior year cost recoveries in 2006 at Eletropaulo in Brazil. This decrease was partially offset by favorable foreign currency translation and favorable tariff changes mentioned above for Sul and Caess-EEO.

North America

The following table summarizes revenue for our Generation and Utilities segments in North America for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
North America	Revenue	Revenue	Revenue	Revenue
Revenue
North America Generation	$510	16%	$493	18%
North America Utilities	$263	8%	$255	9%

Generation revenue increased $17 million, or 3%, primarily due to the acquisition of TEG/TEP in Mexico, higher spot pricing at New York, and 2006 outages in Maryland and Hawaii. These gains were mostly offset by lower emission sales in New York and outages at Merida in Mexico and Deepwater in Texas.

Utilities revenue increased $8 million, or 3%, primarily due to higher volume at IPL in Indiana resulting from a 15% increase in heating degree days partially offset by lower emission sales.

The following table summarizes gross margin for the Generation and Utilities segments in North America for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
North America	Gross Margin	Gross Margin	Gross Margin	Gross Margin
Gross Margin
North America Generation	$154	18%	$174	19%
North America Utilities	$81	9%	$64	7%

Generation gross margin decreased $20 million, or 12%, primarily due to lower emission sales at New York.

Utilities gross margin increased $17 million, or 27%, due to higher volume and lower maintenance costs associated with generating unit overhauls in 2006 at IPL in Indiana.

Europe & Africa

The following table summarizes revenue for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
Europe & Africa	Revenue	Revenue	Revenue	Revenue
Revenue
Europe & Africa Generation	$252	8%	$208	7%
Europe & Africa Utilities	$166	5%	$152	5%

Generation revenue increased $44 million, or 21%, primarily due to higher volume and a tariff increase in Kazakhstan, favorable foreign currency translation and higher volume and contract pricing at Tisza in Hungary. These gains were offset slightly by a decrease in emission sales.

Utilities revenue increased $14 million, or 9%, due to higher tariff rates in the Ukraine and favorable foreign currency translation.

The following table summarizes gross margin for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
Europe & Africa	Gross Margin	Gross Margin	Gross Margin	Gross Margin
Gross Margin
Europe & Africa Generation	$90	10%	$80	9%
Europe & Africa Utilities	$17	2%	$36	4%

Generation gross margin increased $10 million, or 13%, primarily due to favorable tariff and volume in Kazakhstan and favorable foreign currency translation offset partially by lower emission sales.

Utilities gross margin decreased $19 million, or 53%, primarily due to unfavorable fuel costs resulting from reduced rainfall which required the use of additional thermal generation and an unfavorable derivative mark-to-market variance at Sonel in Cameroon. In addition, Sonel experienced higher fixed costs including increased staffing and higher depreciation.

Asia

The following table summarizes revenue for the Generation segment in Asia for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
Asia	Revenue	Revenue	Revenue	Revenue
Revenue
Asia Generation	$212	7%	$194	7%

Generation revenue increased $18 million, or 9%, primarily due to higher dispatch in Pakistan and a 2006 outage at Ras Laffan in Qatar, offset partially by lower volume at Kelantissa in Sri Lanka.

The following table summarizes gross margin for the Generation segment in Asia for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
Asia	Gross Margin	Gross Margin	Gross Margin	Gross Margin
Gross Margin
Asia Generation	$58	7%	$63	7%

Generation gross margin decreased $5 million, or 8%, primarily due to lower volume in Sri Lanka and higher planned maintenance costs at Barka in Oman in 2007, offset by the 2006 Ras Laffan outage.

Corporate and other expense

Corporate and other expense include corporate personnel, consulting, incentive compensation costs, the effects of eliminating transactions between the operating segments and corporate, the results of our insurance activities with respect to continuing operations and unallocated general and administrative expenses.

Corporate and other expense increased $32 million, or 71%, primarily due to higher finance staffing, professional fees to complete the restatement effort, business development spending to support new initiatives and infrastructure.

Interest expense

Interest expense increased $4 million, or 1%, to $422 million for the three months ended March 31, 2007 from $418 million for the three months ended March 31, 2006. The increase is primarily due to debt at recently acquired businesses, interest on regulatory liabilities in Brazil and losses on interest rate derivatives. These increases were offset by debt retirement activities and lower interest rates at our Brazilian subsidiaries.

Interest income

Interest income decreased $14 million, or 12%, to $100 million for the three months ended March 31, 2007 from $114 million for the three months ended March 31, 2006. The decrease is primarily due to the realization of $17 million in interest income at one of our subsidiaries in the Dominican Republic related to the settlement of certain net receivables with the government in February 2006.

Other expense

Other expense decreased $37 million to $41 million for the three months ended March 31, 2007 from $78 million for the three months ended March 31, 2006. The decrease is primarily due to a $40 million loss on the retirement of senior subordinated debentures at the Parent Company and charges of $22 million related to debt extinguishments at our businesses in El Salvador during the first quarter of 2006. This decrease was offset by a $22 million charge recorded in the first quarter 2007 related to an increase in legal reserves in Kazakhstan.

Other income

Other income increased $20 million to $39 million for the three months ended March 31, 2007 from $19 million for the three months ended March 31, 2006. The increase is primarily due to other income of $17 million related to a legal settlement during the first quarter of 2007 at one of our subsidiaries in Brazil.

Gain on sale of investments

Gain on sale of investments decreased $86 million to $1 million for the three months ended March 31, 2007, from $87 million for the three months ended March 31, 2006. Gain on sale of investments for the three months ended March 31, 2006, included a net gain of $87 million on the sale of our equity investment in a power project in Canada (Kingston) in March 2006.

Foreign currency transaction (losses) gains on net monetary position

Foreign currency transaction (losses) gains at certain of the Company’s foreign subsidiaries and affiliates were as follows:

	Three months ended March 31,
	2007	2006
	(in millions)
AES Corporation	$2	$—
Argentina	(4)	(4)
Brazil	(1)	(15)
Dominican Republic	—	(2)
Pakistan	(2)	(4)
Chile	—	2
Kazakhstan	8	1
Columbia	(1)	—
Cameroon	(1)	—
Other	(1)	(1)
Total(1)	$—	$(23)

(1)          Includes $7 million and $21 million of losses on foreign currency derivative contracts as of March 31, 2007 and 2006, respectively.

The Company recognized no foreign currency transaction losses for the three months ended March 31, 2007 and $23 million for the three months ended March 31, 2006. The $23 million decrease was primarily due to lower foreign currency transaction losses in Brazil and higher foreign currency transaction gains in Kazakhstan.

The decrease in foreign currency transaction losses in Brazil is primarily due to a reduction in derivative transaction losses as a result of less appreciation of the Brazilian Real during the first quarter of 2007 versus the first quarter of 2006. Eletropaulo also recognized higher foreign currency transaction gains associated with energy purchases denominated in U.S. Dollar. The higher foreign currency transaction gains in Kazakhstan is primarily due to favorable impact from stronger Kazakh Tenge exchange rates on debt held by our businesses in Kazakhstan and denominated in currencies other than the functional currency.

Equity in earnings of affiliates

Equity in earnings of affiliates decreased $16 million, or 44%, to $20 million for the three months ended March 31, 2007 from $36 million for the three months ended March 31, 2006. The decrease was primarily due to the settlement of a legal claim in the first quarter of 2006 related to AES Barry, an equity method investee of AES.

Other non-operating expense

Other non-operating expense was $39 million for the three months ended March 31, 2007 and $0 for the three months ended March 31, 2006. The increase is primarily due to an impairment in the Company’s investment in AgCert, a United Kingdom based corporation that produces emission reduction credits. The Company acquired its investment in AgCert in May, 2006 and as required by generally accepted accounting principles defined these securities as “available for sale”. During the first quarter of 2007, the market value of these securities, based on traded market prices, materially declined. Based on accounting guidance outlined in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” management concluded that the decline was “other than temporary” and recorded an impairment charge of $35 million. At March 31, 2007, the remaining investment in AcCert was approximately $17 million.

Income taxes

Income tax expense decreased $5 million to $181 million for the three months ended March 31, 2007 from $186 million for the three months ended March 31, 2006. The Company’s effective tax rates were 41% and 31% for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate increased in part due to tax expense caused by a change in a tax law in China, an other-than-temporary impairment in the Company’s investment in AgCert, a non-deductible charge related to an adverse court ruling in Kazakhstan and the non-taxable sale of Kingston in the first quarter of 2006, offset by a tax benefit recorded upon the release of valuation allowance at one of our subsidiaries in Argentina.

Minority interest

Minority interest expense increased $60 million to $141 million for the three months ended March 31, 2007 from $81 million for the three months ended March 31, 2006. The increase is primarily due to a decrease in our economic ownership in Eletropaulo from 34% during the first quarter of 2006 to 16% during the first quarter of 2007 as well as increased earnings at Brasiliana Energia, a Brazilian subsidiary.

Discontinued operations

As discussed in Note 6 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q, the results of operations for three entities currently held for sale are reflected within the discontinued operations portion of the financial statements for 2007. All four entities are reflected within discontinued operations portion of the financial statements for 2006.

In February 2007, the Company entered into a definitive agreement to sell its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of withholding taxes. In addition, the agreement provided for the payment of a $120 million dividend in 2007 that was approved and declared by EDC shareholders on March 1, 2007. A wholly-owned subsidiary of the Company is the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, received approximately US$97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The closing of the sale occurred on May 8, 2007, and the actual transfer of the shares along with payment of the purchase price occurred on May 16, 2007. As a result, EDC has been classified as “held for sale” as of March 31, 2007, and reflected as such on the financial statements. The Company recognized an impairment charge of approximately $638 million net of income and withholding taxes, representing the net book value of the Company’s investment in EDC less the selling price. The Company impaired the carrying value of EDC’s electric generation and distribution assets to their net realizable value. The impairment expense is included in the loss from disposal of discontinued businesses line item on the statement of operations for the three months ended March 31, 2007.

In May 2007, the Company’s wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50MW Delano facility and the 25MW Mendota facility) for $51 million. These facilities, along with an associated management company (together, the “Central Valley Businesses”) are included in the North America Generation segments. The AES Board of Directors approved the sale of the Central Valley Businesses in February 2007. The sale is subject to regulatory approvals and is expected to be completed during the third quarter or 2007. As a result, Central Valley is reported as “held for sale” in the Company’s condensed consolidated financial statements as of March 31, 2007.

In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America Utilities business located in Argentina. The Buenos Aires Province in Argentina approved the transaction in May 2007. Therefore, Eden, a wholly-owned subsidiary of AES, has been classified as “held for sale” and reflected as such on the financial statements. In addition to the results of its operations, Eden has also recognized a $2 million favorable adjustment in the first quarter, to the originally recorded net loss on the sale as a result of the finalization of the sale transaction.

In May 2006, the Company reached an agreement to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, collectively “IQP”, which is part of the Europe & Africa Generation segment. IQP is an Open Cycle Gas Turbine, located in the U.K. In September 2006, the Company completed the sale of IQP. Proceeds from the sale were $28 million in cash and the buyer’s assumption of debt of $30 million. The results of operations and financial position of IQP for the three months ended March 31, 2006, are reflected in the discontinued operations line items on the financial statements.

Critical Accounting Policies and Estimates

The consolidated financial statements of AES are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K, filed with the SEC on May 23, 2007. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis included in the Company’s 2006 Annual Report on Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended March 31, 2007. The Company did not make any changes to those policies during the period.

Capital Resources and Liquidity

Overview

We are a holding company whose operations are conducted through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to the Parent Company, and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At March 31, 2007, we had $4.9 billion of recourse debt and $12.0 billion of non-recourse debt outstanding. For more information on our long-term debt see Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

In addition to the non-recourse debt, if available, The AES Corporation (“Parent Company”), provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock, and other securities, as well as proceeds from the sales of assets. Similarly, in certain of our businesses, we may provide financial guarantees or other credit support for the benefit of lenders or counterparties who have entered into contracts for the purchase or sale of electricity with our subsidiaries. In such circumstances, if a subsidiary defaults on its payment or supply obligation, we will be responsible for the subsidiary’s obligations up to the amount provided for in the relevant guarantee or other credit support.

We intend to continue to seek where possible non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or may not be available on economically attractive terms. If we decide not to provide any additional funding or credit support to a subsidiary that is under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary. At March 31, 2007, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $701 million (excluding those collateralized by letters of credit and other obligations discussed below).

As a result of the Parent Company’s below investment grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counterparties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2007, we had $397 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. These letters of credit were provided under our revolver and senior unsecured credit facility. We pay letter of credit fees ranging from 1.63% to 2.32% per annum on the outstanding amounts. In addition, we had $1 million in surety bonds outstanding at March 31, 2007. Management believes that cash on hand, along with cash generated through operations, and our financing availability will be sufficient to fund normal operations, capital expenditures, and debt service requirements.

Many of our subsidiaries, including those in Latin America, depend on timely and continued access to capital markets to manage their liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty may adversely affect those subsidiaries’ financial condition and results of operations. In addition, changes in the timing of tariff increases or delays in the regulatory determinations under the relevant concessions could affect the cash flows and results of operations of our businesses.

Cash Flows

At March 31, 2007, cash and cash equivalents increased by $69 million from December 31, 2006 to $1,448 million. The change in cash was due to $581 million of cash provided by operating activities, $677 million of cash used by investing activities, $148 million of cash provided by financing activities and the positive effect of exchange rates on cash of $17 million.

Operating Activities

Net cash provided by operating activities increased by $72 million to $581 million during the first quarter of 2007, compared to $509 million during the same period in 2006. This increase was primarily due to:

•       a decrease in net working capital attributable to higher accounts payable;

•       decreases in tax payments; and

•       the acquisition of TEG/TEP in Mexico and the consolidation of Itabo in the Dominican Republic, partially offset by increases in interest payments.

Investing Activities

Net cash used for investing activities in the first quarter of 2007 totaled $677 million compared to $299 million for the same period in 2006, an increase of $378 million. This increase was primarily attributable to the following:

Capital expenditures totaled $476 million during the first quarter of 2007, a $234 million increase over the $242 million balance for the first quarter of 2006. This was mainly due to increased spending of $104 million for the Maritza East 1 lignite-fired power plant in Bulgaria, $81 million for wind development projects at Buffalo Gap 2 in the US, $20 million for the Ventanas coal plant at Gener in Chile and $15 million at EDC in Venezuela for major maintenance and distribution projects. These increases were offset by a decrease of $12 million at IPL in the US.

Acquisitions-net of cash acquired totaled $174 million in 2007. These funds were used to purchase two 230 MW petroleum coke-fired power plants at TEG/TEP in Mexico. There were no acquisitions during the same period in 2006.

Proceeds from the sales of businesses decreased $110 million in the first quarter of 2007. This decrease was due to the sale of Kingston, our equity method investment in Canada in the first quarter of 2006. There were no sales of businesses in the first quarter of 2007.

The purchase of short-term investments, net totaled $144 million in the first quarter of 2007. This was a $28 million increase as compared to the same period in 2006. These transactions included a $181 million increase in purchases, net at Eletropaulo in Brazil primarily due to the acquisition of public debt securities. This was offset by a $179 million decrease in purchases, net at Tiete in Brazil as the result of a change in investment strategy in 2006 from investing in cash equivalents to investing in Brazilian government bonds.

Restricted cash balances increased $14 million in the first quarter of 2007, a $39 million decrease over the first quarter of 2006. Restricted cash balances decreased $27 million at New York in the US, $17 million at Parana in Argentina and $13 million at Panama. These were offset by increases of $25 million at Red Oak in the US and $21 million at Eletropaulo.

Proceeds from the sale of emission allowances totaled $9 million in the first quarter of 2007, a $36 million decrease over the same period in 2006. These sales occurred primarily at our business located in New York.

Debt service reserves and other assets decreased $117 million in the first quarter of 2007, a $107 million decrease over the first quarter of 2006. This was mainly due to decreases of $78 million at Kilroot, $12 million at Hawaii in the US, and $10 million at both Pak Gen and Lal Pir in the Middle East.

Financing Activities

Net cash provided by financing activities totaled $148 million in the first quarter of 2007 as compared to $382 million net cash used in the first quarter of 2006. This resulted in a $530 million increase in cash provided by financing activities. This change was primarily attributable to an increase in debt, net of repayments of $544 million, an increase in contributions by minority interests of $9 million and a decrease in payments for deferred financing of $12 million offset by an increase in distributions to minority interests of $38 million.

Debt issuances of non-recourse debt and revolving credit facilities, net during the first quarter of 2007 were $556 million compared to $340 million in the first quarter of 2006. This increase of $216 million was due to an increase in borrowings at Sonel in Africa for $153 million, at the Parent Company for $98 million, at Maritza in Bulgaria for $92 million, at Buffalo Gap 2 in the US for $83 million, at Barka in Oman for $49 million, at Red Oak in the US for $23 million, at Jordan for $21 million, at Lal Pir in Pakistan for $17 million, at EDC in Venezuela for $15 million and at Ekibastuz in Kazakhstan for $13 million. These increases were offset by decreases in bond issuances at CAESS of $221 million and at Clesa of $75 million, both of which are in located El Salvador and a decrease in borrowings at IPL in the US of $36 million.

Debt repayments of recourse debt and non-recourse debt during the first quarter of 2007 were $370 million compared to $698 million during the same period in 2006. The decrease of $328 million was primarily due to a decrease in repayments of $191 million at CAESS, of $150 million at the Parent Company, of $98 million at Eletropaulo in Brazil and of $71 million at Clesa   These decreases were offset by increased repayments at Kilroot in United Kingdom of $78 million, at Parana in Argentina of $62 million and at Sonel in Africa of $56 million.

Minority distributions were $54 million compared to $16 million during the same period in 2006. This $38 million increase was primarily due to a $26 million return of capital by Barka, and a $21 million dividend payment made by EDC.

Parent Company Liquidity

Because of the non-recourse nature of most of our indebtedness, The AES Corporation believes that unconsolidated Parent Company liquidity is an important measure of liquidity. The principal sources of liquidity at the Parent Company level are:

•       dividends and other distributions from our subsidiaries, including refinancing proceeds;

•       proceeds from debt and equity financings at the Parent Company level, including borrowings under our credit facilities; and

•       proceeds from asset sales.

Cash requirements at the Parent Company level are primarily to fund:

•       interest and preferred dividends payments;

•       principal repayments of debt;

•       acquisitions;

•       construction commitments;

•       other equity commitments;

•       taxes; and

•       Parent Company overhead and development costs.

In December 2006, the AES Corporation exercised its right to increase the revolving credit facility by $100 million to a total of $750 million. As of March 31, 2007, there were no outstanding borrowings against the revolving credit facility. The Parent Company had $59 million of letters of credit outstanding against the revolving credit facility and $691 million available under the revolving credit facility as of March 31, 2007.

The Parent Company entered into a $500 million senior unsecured credit facility agreement effective March 31, 2006. On May 1, 2006, the Parent Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. At March 31, 2007, the Parent Company had $149 million of outstanding borrowings under the senior unsecured credit facility. The Parent Company had $338 million of letters of credit outstanding against the senior unsecured credit facility as of March 31, 2007. The credit facility is being used to support our ongoing share of construction obligation for AES Maritza East 1 and for general corporate purposes.

Parent liquidity was as follows at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
Parent Company Liquidity	2007	2006
	(in millions)
Cash and cash equivalents	$1,448	$1,379
Less: Cash and cash equivalents at subsidiaries	1,394	1,142
Parent cash and cash equivalents	54	237
Borrowing available under revolving credit facility	691	662
Borrowing available under senior unsecured credit facility	113	227
Cash at qualified holding companies	20	20
Total parent liquidity	$878	$1,146

The following table summarizes our Parent Company contingent contractual obligations as of March 31, 2007:

			Exposure Range
		Number of	for Each
Contingent Contractual obligations	Amount	Agreements	Agreement
	(in millions)
Guarantees	$701	35	<$1 - 197
Letters of credit under the revolving credit facility	59	9	<$1 - $27
Letters of credit under the senior unsecured credit facility	338	11	<$1 - $295
Surety bonds	1	1	< $1
Total	$1,099	56

We have a varied portfolio of performance related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, tax indemnities, spot market power prices, supplies support and liquidated damages under power sales agreements for projects in development, under construction and operation. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations during 2007 or beyond, many of the events which would give rise to such an obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments thereunder.

While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and senior unsecured credit facility. If, due to new corporate opportunities or otherwise, our capital requirements exceed amounts available from cash on hand or borrowings under our credit facilities, we may need to access the capital markets to raise additional debt or equity financing. However, the timing of our ability to access the capital markets may be affected as a result of prior period restatements of our financial statements and the material weaknesses in our internal controls over financial reporting described below under Item 4, the late filing of our Annual Report on Form 10-K for 2006 and the late filing of this Quarterly Report on Form 10-Q.

Various debt instruments at the Parent Company level contain certain restrictive covenants. The covenants provide for, among other items:

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheet related to such defaults was $245 million at March 31, 2007, all of which is non-recourse debt.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the three months ended March 31, 2007, compared with the exposure set forth in the Company’s Annual Report filed with the Commission on Form 10-K for the year ended December 31, 2006.

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

The Value at Risk as of March 31, 2007 for foreign exchange, interest rate and commodities was $32 million, $69 million and $18 million, respectively. The increase in foreign exchange VaR relative to the fourth quarter of 2006 is due to higher market volatilities, particularly for the Brazilian Real. The slight reduction in commodity VaR is due to lower volatilities as calculated based on historical performance.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a 15 and 15d 15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a 15(e) and 15d 15(e)). Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities and Exchange Act of 1934 was recorded, processed, summarized and reported accurately as evidenced by the material weaknesses described below.

As reported in Item 9A of the Company’s 2006 Form 10-K filed on May 23, 2007, management reported that material weaknesses existed in our internal controls as of December 31, 2006 and is in the process of taking remedial steps to correct these weaknesses. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this 2007 Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a 15 or 15d 15 that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than progress on remediation efforts of certain material weaknesses, as discussed below.

As reported in Item 9A of our 2006 Form 10-K filed on May 23, 2007, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2006. These material weaknesses continued to exist as of March 31, 2007. The following is a discussion of the material weaknesses, any of which could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

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

Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

As of December 31, 2005, the Company confirmed the correct evaluation and documentation of certain material intercompany loans with the parent denominated in currencies other than the entity’s functional currency to ensure proper application of SFAS 52—“Foreign Currency Translation” and re-evaluated and documented the functional currencies of certain U.S. and non U.S. holding companies to ensure that proper SFAS 52 translations were being performed. During 2006, the Company implemented additional control procedures designed to ensure the appropriate documentation and evaluation of the determination of an entity’s functional currency on a periodic basis, particularly as it relates to holding companies that might have material intercompany transactions. As of December 31, 2006, the Company had implemented new controls and procedures. The completed steps of the remediation plan included the following:

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

The Company continues to implement the remediation plans of the previously reported material weakness and it will continue to assess the operating effectiveness of these controls as well as identify areas for improvement to the current execution of certain controls prior to concluding on full remediation. In order to complete remediation of this material weakness, the Company will continue to improve policies and procedures to identify new legal entities and intercompany loans and additional training will also be provided to ensure such transactions are properly reviewed and documented. Subsequent testing of operating effectiveness testing will be performed for the newly implemented controls prior to concluding on remediation.

Aggregation of Control Deficiencies at our Cameroonian Subsidiary:

The Company has performed detailed analytical reviews of SONEL’s financial statements to obtain assurance that reported results are not misstated. As part of its 2006 remediation plan, SONEL reported implementation of certain key controls related to the analytical review during the third and fourth quarters of 2006. In addition, the business unit performed limited self testing of the remediation work performed to date. Additional and more comprehensive testing of all key controls will occur during 2007. The Company has or is in the process of executing the following steps in its remediation plan:

•       completed initial restructuring and hiring of additional finance personnel for the SONEL finance organization, including the core SONEL financial reporting and financial controls teams, as well as within the operational and functional areas and regional offices. The Company determined that additional resources are needed in the SONEL corporate and regional accounting and finance groups, therefore this hiring effort will continue during the second half of 2007;

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

Derivative Accounting:

The Company previously performed a reassessment of certain material fuel contracts and power purchase contracts to confirm that appropriate documentation existed or that the contracts did not qualify as derivatives. The Company also previously performed a detailed review of material components of the other comprehensive income balance within stockholders’ equity to ensure appropriate application of on-going hedge effectiveness testing and documentation. As of the end of the third quarter of 2006, the Company implemented new controls and procedures and began testing operating effectiveness during the fourth quarter of 2006.

Although it was not a focus of the remediation effort, while evaluating and testing the implementation of the remediation plan described below, the Company discovered some immaterial errors in contracts entered into prior to 2006 related to the identification of embedded derivatives at the time of inception. Based on this discovery, the Company performed a targeted review of selected contracts entered into prior to 2006 which contained similar indices or foreign currency clauses and performed additional review procedures to confirm whether further errors existed. Although the Company believes it has implemented appropriate controls to ensure remediation of the previously identified material weakness, it will continue to assess the operating effectiveness of these controls as well as identify areas for improvement to the execution of current controls, before concluding on full remediation. The completed steps related to the remediation plan include the following:

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

As certain controls continued to be implemented subsequent to March 31, 2007, and the fact that a lack of sufficient time had passed to ensure operating effectiveness of the new controls, the Company will perform subsequent testing of operating effectiveness of the newly implemented controls prior to concluding on remediation.

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

Lack of Adequate Controls and Procedures Related to Granting and Reporting of Share-Based Compensation:

The Company retained an outside consulting firm to assist with the collection and processing of data relating to the Company’s share-based compensation grants and electronic discovery for the periods 1997-2007. The outside consulting firm also provided a team of forensic accountants to assist the Company with its: (i) evaluation of relevant SEC and FASB guidance relating to share-based compensation; (ii) implementation of procedures for review of electronic data, including emails; and (iii) analysis of the information used to determine measurement dates, strike prices and valuations required to reach the resulting accounting adjustments. All material adjustments have been recorded in the respective financial statements included in the Company’s 2006 Form 10-K filed on May 23, 2007.

The Company has instituted a moratorium on the issuance or modification of grants of share-based compensation until such time as it determines that grants can be administered and accounted for correctly. This moratorium shall be lifted only in special circumstances, such as new hire grants or the departure of an employee, and must have the approval of the CEO and Compensation Committee of the Board of Directors along with specific reviews to ensure the grants are properly administered and accounted for. The remediation plan includes the following:

•       enhancing the knowledge base of our personnel including providing instruction to the share-based compensation administrators regarding the definition of measurement date issues for subsequent administration and instruction regarding the requirements of FAS 123(R) to accounting personnel so they can properly account for share-based compensation;

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

Lack of Adequate Controls to Assess Whether an Investment in a Variable Interest Entity Should Be Consolidated:

The Company believes it has effectively remediated this material weakness during the second quarter of 2007 by executing effective controls to ensure the proper determination of and accounting for variable interest entities across the Company.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2007.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$762 million (US$371 million) from Eletropaulo and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice (“SCJ”). In June 2006, the SCJ reversed the Appellate Court’s decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo’s liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletrobras may resume the execution suit in the Fifth District Court at any time.  If Eletrobras does so, Eletropaulo may be required to provide security in the amount of its alleged liability.  Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable.  Further investigations involved alleged market manipulation.  FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 (“Refund Period”). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC’s decision not to impose refunds for the alleged failure to file rates, including transaction-specific data, for sales during 2000 and 2001 (“September 2004 Decision”). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. The Ninth Circuit has temporarily stayed the remand to FERC until August 13, 2007, so that settlement discussions may take place. AES Placerita and other parties are also seeking review of the September 2004 Decision in the U.S. Supreme Court. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC (“August 2006 Decision”). The Ninth Circuit has temporarily stayed its August 2006 Decision until August 13, 2007, to facilitate settlement discussions. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita’s potential liability could have approximated $23 million plus interest.  However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita’s potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In November 2000, the Company was named in a purported class action along with six other defendants, alleging unlawful manipulation of the California wholesale electricity market, allegedly resulting in inflated wholesale electricity prices throughout California. The alleged causes of action include violation of the Cartwright Act, the California Unfair Trade Practices Act and the California Consumers Legal Remedies Act. In December 2000, the case was removed from the San Diego County Superior Court to the U.S. District Court for the Southern District of California. On July 30, 2001, the Court remanded the case to San Diego Superior Court. The case was consolidated with five other lawsuits alleging similar claims against other defendants. In March 2002, the plaintiffs filed a new master complaint in the consolidated action, which reasserted the claims raised in the earlier action and named the Company, AES Redondo Beach, LLC, AES Alamitos, LLC, and AES Huntington Beach, LLC as defendants.  In May 2002, the case was removed by certain cross-defendants from the San Diego County Superior Court to the U.S. District Court for the Southern District of California.  The plaintiffs filed a motion to remand the case to state court, which was granted on December 13, 2002.  Certain defendants appealed aspects of that decision to the U.S. Court of Appeals for the Ninth Circuit.  In December 2004, a panel of the Ninth Circuit issued an opinion affirming in part and reversing in part the decision of the District Court, and remanding the case to state court.  In July 2005, defendants filed a demurrer in state court seeking dismissal of the case in its entirety.  In October 2005, the court sustained the demurrer and entered an order of dismissal.  In December 2005, plaintiffs filed a notice of appeal with the California Court of Appeal. In February 2007, the Court of Appeal affirmed the trial Court’s judgment of dismissal. Plaintiffs did not appeal the Court of Appeal’s decision.

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO.  Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO.  Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked.  In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan.  The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license.  CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the India courts.  In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco.  The Company has counterclaimed against Gridco for damages.  An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India.  Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco.  The respondents' counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has not indicated whether it will attempt to challenge the award in the local Bhubaneswar courts. Proceedings remain pending before the India Supreme Court regarding Gridco’s failure to pay its share of the presiding arbitrator's fees and Gridco’s objection to having a hearing outside of Bhubaneswar.  The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the India courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High

Court’s decision and the underlying OERC proceedings regarding the PPA’s terms.  In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA’s terms.  The matter is awaiting further hearing.  Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials.  OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”), the pension committee for the Indianapolis Power & Light Company thrift plan (“Pension Committee”), and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. In May 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the Pension Committee breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by the Company.  In September 2003 the Court granted plaintiffs’ motion for class certification. A trial addressing only the allegations of breach of fiduciary duty was held in February 2006.  In March 2007, the Court issued a decision in favor of defendants and dismissed the lawsuit with prejudice.  In April 2007, plaintiffs appealed the Court’s decision to the U.S. Court of Appeals for the Seventh Circuit as to the former officers and directors of IPALCO, but not as to IPALCO or the Pension Committee.

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

AES Florestal, Ltd. (“Florestal”), had been operating a pole factory and had other assets, including a wooded area known as “Horto Renner,” in the State of Rio Grande do Sul, Brazil (collectively, “Property”).  AES Florestal had been under the control of AES Sul since October 1997, when AES Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of AES Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory.  The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory.  The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (CEEE), had been using those contaminants to treat the poles that were manufactured at the factory.  AES Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney’s Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency (“FEPAM”) has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. The measures that must be taken by AES Sul and CEEE are still under discussion. Also, in March 2000, AES Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in AES Sul’s name the Property that it acquired through the privatization but that remained registered in CEEE’s name.  During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006.

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

In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.3 billion (US$1.6 billion) under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million (US$247 million).  In March 2007, the dividends were determined to be worth approximately R$423 million (US$210 million).  SEB’s defense was ruled groundless by the Circuit Court in December 2006. In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. In April 2007, BNDES withdrew the attached dividends.  BNDES may attempt to seize the attached CEMIG shares at any time. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In January 2005, the City of Redondo Beach (“City”) of California issued an assessment against Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users’ tax (“UUT”), interest, and penalties relating to the natural gas used at AES Redondo’s power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties.  In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal.  In December 2006, the Hearing Officer overturned the City’s assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with Los Angeles Superior Court challenging the Hearing Officer’s decision.  Williams later prepaid $57 million to the City in order to continue litigating its petition, pursuant to a court order, and filed an amended petition.  In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer’s decision as to AES Redondo.  In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward.  Williams later filed a similar complaint that was related to AES Redondo’s lawsuit.  After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006.  Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 (“New UUT Assessments”). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

violation of unspecified product liability law; and violation of 28 U.S.C. § 1350, the Alien Tort Statute (which the Plaintiffs later voluntarily dismissed without prejudice).  While the Plaintiffs did not quantify their alleged damages in their amended complaint, in their discovery responses they claimed to be seeking at least $28 million in alleged compensatory damages and $196 million in alleged punitive damages from the defendants. In February 2007, the Plaintiffs and the AES Defendants settled their dispute. The Court has entered a joint stipulation dismissing the Plaintiffs’ claims against the AES Defendants with prejudice.

In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner.  As a result, an additional permit fee was imposed, bringing the total permit fee to approximately USD$135,000.  The company has appealed this decision to the Supreme Court.

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

In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydro plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, “Hydros”), for allegedly using an AES trading company, Nurenergoservice LLP, to increase power prices for customers in alleged violation of Kazakhstan’s antimonopoly laws.  The Competition Committee subsequently issued orders directing the Hydros to pay approximately 2.7 billion KZT (US$22 million) in fines relating to the Hydros’ alleged income for the years 2005 through January 2007. In April 2007, the Hydros challenged the orders and the Competition Committee brought suit to enforce the orders in local court.  Those proceedings were later consolidated.  In June 2007 the court ordered the Hydros to pay 2.8 billion KZT (US$23 million) and terminate their contracts with Nurenergoservice.  In related proceedings, in March 2007 the local financial police initiated criminal proceedings against the General Director and the Finance Director of the Hydros seeking from them approximately 1.6 billion KZT (US$13 million) in alleged damages relating to the Hydros’ alleged antimonopoly violations. Those criminal proceedings were later terminated pursuant to a settlement.  In addition, the Competition Committee has ordered Nurenergoservice to pay approximately 2 billion KZT (US$17 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007; however, the Competition Committee has not sought to enforce the order in court. The Competition Committee has not indicated whether it intends to assert claims against the Hydros for alleged antimonopoly violations post January 2007 and/or against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. The Hydros and Nurenergoservice believe they have meritorious defenses and will assert them vigorously; however, there can be no assurances that they will be successful in their efforts.

In January 2007, Eletropaulo Metropolitana Electricidad de São Paulo S.A. (“Electropaulo”) received notice from the municipal environmental agency of a penalty of approximately USD$100,000. The penalty related to an Eletropaulo contractor attempting to dispose of tree trimming waste in a coal dump without a permit. The contractor has recognized responsibility in this case and is currently negotiating the penalty.

In June 2007, the Company received a letter from an outside law firm purportedly representing a shareholder demanding that the Company’s Board conduct a review of certain stock option plans, procedures and historical granting and exercise practices, and other matters, and that the Company commence legal proceedings against any officer and/or director who may be liable for damages to the Company. The Board is considering the demands presented in the letter in light of the work undertaken by the Company in its review of share-based compensation, as more fully described in the Company’s 2006 Annual Report on Form 10-K.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2006 Annual Report on Form 10-K filed on May 23, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Because the Company did not timely deliver its Form 10-Q for the quarter year ended March 31, 2007, to the trustee, the Company was not in compliance with its indentures governing the Company’s senior notes and junior subordinated notes, but that non-compliance does not result in an automatic event of default or the acceleration of the notes. However, the trustee under any of the indentures or the holders of at least 25% of the outstanding principal amount of any series of such notes has the right to accelerate the maturity of that series of notes, if the Company fails to file and deliver this Form 10-Q within 60 days after written notice of such default, unless holders of a majority of each such series of the notes waive compliance with the filing and delivery requirement. The Company has not received a notice from the trustee at this time.

The senior secured credit facility provides that an event of default occurs thereunder when conditions exist such that the giving of notice or lapse of time would enable the holder of any other indebtedness of the Company in excess of $50 million to accelerate such indebtedness. The Company has obtained waivers under the senior secured credit facility for events related to the delayed filing and delivery of this Form 10-Q.

All of the indentures governing the notes and the senior unsecured credit facility provide that an event of default occurs thereunder when an event of default occurs under any other indebtedness of the Company in excess of $50 million and as a result of such default, the maturity of such debt has been accelerated and such acceleration has not been annulled within 60 days.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

The SEC’s Rule 10b5-1 permits directors, officers, and other key personnel to establish purchase and sale programs. The rule permits such persons to adopt written plans at a time before becoming aware of material nonpublic information and to sell shares according to a plan on a regular basis (for example, weekly or monthly), regardless of any subsequent nonpublic information they receive. Rule 10b5-1 plans allow systematic, pre-planned sales that take place over an extended period and should have a less disruptive influence on the price of our stock. Plans of this type inform the marketplace about the nature of the trading activities of our directors and officers. We recognize that our directors and officers may have reasons totally unrelated to their assessment of the company or its prospects in determining to effect transaction in our common stock. Such reasons might include, for example, tax and estate planning, the purchase of a home, the payment of college tuition, the establishment of a trust, the balancing of assets, or other personal reasons.

Mr.  Paul Hanrahan, Mr. Robert Hemphill, Mrs. Flora Jaisinghani, Mr. Haresh Jaisinghani, Mr. Jay Kloosterboer, Mr. William Luraschi and Mr. Brian Miller adopted trading plans pursuant to Rule 10b5-1. Mr. Hanrahan, Mr. Luraschi and Mr. Miller terminated their plans during the first quarter of 2007.

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

The AES Corporation
(Registrant)
Date: June 21, 2007	By:	/s/ VICTORIA D. HARKER
		Name:	Victoria D. Harker
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ CATHERINE M. FREEMAN
		Name:	Catherine M. Freeman
		Title:	Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)