Form 10-K/A
period 2006-12-31
AES CORP
filed 2007-08-07
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, on July 31, 2007, was 668,613,428.

EXPLANATORY NOTE

The accompanying financial statements and managements discussion and analysis of financial condition and results of operations have been restated to reflect the correction of errors that were contained in the Company’s 2006 Annual Report on Form 10-K. The adjustments relate to the accounting for certain Special Obligations in Brazil and accounting for leases at our Southland subsidiary and our subsidiaries in Pakistan, which are explained in further detail below. In addition, the Company reported discontinued operations in its Form 10-Q for the quarter ended March 31, 2007, as a result of the previously disclosed sales of EDC and Central Valley.  As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” presentation of the results of operations of these businesses through the date of sale is reported in this Form 10-K/A as “Income (Loss) from Operations of Discontinued Businesses” in the Consolidated Statement of Operations. The combined impact of all restatement adjustments and reclassifications of EDC and Central Valley into Discontinued Operations is set forth in Restatement of Consolidated Financial Statements and Reclassification of Certain Subsidiaries into Discontinued Operations discussed below.

The impact of the restatement adjustments for the three restatement items that have occurred since the Company filed its 2006 Form 10-K on May 23, 2007, Special Obligations in Brazil and accounting for leases at Southland and Pakistan, resulted in a decrease to previously reported income from continuing operations and net income of $57 million and $18 million for the years ended December 31, 2006 and 2005, respectively, and an increase of $4 million for the year ended December 31, 2004. These adjustments also resulted in a decrease to previously reported income from continuing operations and net income of $6 million; $13 million and $19 million for the three, six and nine months ending March 31, June 30 and September 30, 2006. For the three months ended March 31, 2007, the impact of these adjustments on income from continuing operations and net income was a decrease of $6 million. Additionally, the cumulative adjustment for all periods prior to 2004 resulted in an immaterial increase to retained deficit.

Other than information relating to the restatement and conforming the presentation of discontinued operations as described below, no attempt has been made in this 10-K/A to amend or update other disclosures originally presented in the Form 10-K. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on May 23, 2007 or amend or update those disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

THE AES CORPORATION
FISCAL YEAR 2006 FORM 10-K
TABLE OF CONTENTS

i

ii

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND RECLASSIFICATION
OF CERTAIN SUBSIDIARIES INTO DISCONTINUED OPERATIONS

The accompanying financial statements and managements discussion and analysis of financial condition and results of operations have been restated to reflect the correction of errors that were contained in the Company’s 2006 Annual Report on Form 10-K. In addition the Company has conformed certain financial information presented in this Form 10-K/A to the presentation of the discontinued operations in its first quarter 2007 Form 10-Q. Other than information relating to the restatement and conforming the presentation of discontinued operations as described below, no attempt has been made in this 10-K/A to amend or update other disclosures originally presented in the Form 10-K. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on May 23, 2007 or amend or update those disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In this Form 10-K/A, the term “August 2007 Restatement” refers collectively to the errors related to special obligations liabilities at the AES Eletropaulo and AES Sul subsidiaries and the errors related to accounting for leases at the AES Southland and Pakistan subsidiaries and the reclassification of EDC and Central Valley into discontinued operations. The term “May 2007 Restatement” refers collectively to the errors that were previously discussed in our 2006 Annual Report on Form 10-K that was filed on May 23, 2007.

The combined impact of the August and May 2007 Restatements resulted in a decrease to previously reported net income of $57 million for the year ended December 31, 2006; a decrease of $43 million for the year ended December 31, 2005 and an increase of $6 million for the year ended December 31, 2004. It also resulted in a decrease to previously reported net income of $9 million for the three months ended March 31, 2006; a decrease of $3 million for the six months ended June 30, 2006; an increase of $11 million for the nine months ended September 30, 2006 and a decrease of $6 million for the three months ended March 31, 2007. Additionally, the cumulative adjustment for all periods prior to 2004 resulted in an increase to retained deficit of $50 million.

On July 31, 2007, the Financial Audit Committee of the Board of Directors determined that the Consolidated Financial Statements and the financial information in the Form 10-K filed on May 23, 2007 should no longer be relied upon. The determination was made after discussion with the Company’s external auditors.

A.             Adjustments and Reclassifications in Financial Statements

The following table details the impact of the August 2007 Restatement on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006:

	Year Ended December 31, 2006
	2006	August 2007	Discontinued Operations		2006
	Form 10-K	Restatement	EDC	Central Valley	Form 10-K/A
Revenues:
Regulated	$6,849	$—	$(651)	$—	6,198
Non-Regulated	5,450	(48)	—	(36)	5,366
Total revenues	12,299	(48)	(651)	(36)	11,564
Cost of Sales:
Regulated	(4,578)	—	465	—	(4,114)
Non-Regulated	(4,090)	(1)	—	38	(4,052)
Total cost of sales	(8,668)	(1)	465	38	(8,166)
Gross margin	3,631	(49)	(186)	2	3,398
General and administrative expenses	(305)	—	—	—	(305)
Interest expense	(1,802)	—	39	—	(1,763)
Interest income	443	—	(17)	—	426
Other expense	(308)	(139)	(2)	—	(449)
Other income	115	—	(9)	—	106
Gain (loss) on sale of investments	98	—	—	—	98
Loss on sale of subsidiary stock	(539)	—	—	—	(539)
Asset impairment expense	(29)	—	1	—	(28)
Foreign currency transaction losses on net monetary position	(77)	—	(11)	—	(88)
Equity in earnings of affiliates	72	—	—	—	72
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,299	(188)	(185)	2	928
Income tax expense	(403)	(1)	72	(2)	(334)
Minority interest expense	(610)	132	19	—	(459)
INCOME FROM CONTINUING OPERATIONS	286	(57)	(94)	—	135
Income (loss) from operations of discontinued businesses net of income tax	11	—	94	—	105
(Loss) gain from disposal of discontinued businesses net of income tax	(57)	—	—	—	(57)
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	240	(57)	—	—	183
Income from extraordinary items net of income tax	21	—	—	—	21
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	261	(57)	—	—	204
Cumulative effect of change in accounting principle net of income tax	—	—	—	—	—
Net income	$261	$(57)	$—	$—	$204

The following table details the impact of both the May 2007 Restatement and the August 2007 Restatement on the Company’s Consolidated Statement of Operations for the year ended December 31, 2005:

	Year Ended December 31, 2005
	As Originally	May 2007	2006	August 2007	Discontinued Operations		2006
	Filed	Restatement	Form 10-K	Restatement	EDC	Central Valley	Form 10-K/A
Revenues:
Regulated	$5,737	$515	$6,252	$—	$(635)	$—	$5,617
Non-Regulated	5,349	(580)	4,769	(33)	—	(33)	4,703
Total revenues	11,086	(65)	11,021	(33)	(635)	(33)	10,320
Cost of Sales:
Regulated	(4,500)	82	(4,418)	—	397	—	(4,021)
Non-Regulated	(3,408)	4	(3,404)	(1)	—	34	(3,371)
Total cost of sales	(7,908)	86	(7,822)	(1)	397	34	(7,392)
Gross margin	3,178	21	3,199	(34)	(238)	1	2,928
General and administrative expenses	(221)	(4)	(225)	—	—	—	(225)
Interest expense	(1,896)	3	(1,893)	—	67	—	(1,826)
Interest income	391	4	395	—	(20)	—	375
Other expense	19	(151)	(132)	—	22	—	(110)
Other income	—	171	171	—	(14)	—	157
Gain (loss) on sale of investments	—	—	—	—	—	—	—
Loss on sale of subsidiary stock	—	—	—	—	—	—	—
Asset impairment expense	—	(16)	(16)	—	—	—	(16)
Foreign currency transaction losses on net monetary position	(89)	(12)	(101)	—	(44)	—	(145)
Equity in earnings of affiliates	76	(6)	70	—	1	—	71
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,458	10	1,468	(34)	(226)	1	1,209
Income tax expense	(465)	(60)	(525)	(3)	46	(1)	(483)
Minority interest expense	(361)	(8)	(369)	19	26	—	(324)
INCOME FROM CONTINUING OPERATIONS	632	(58)	574	(18)	(154)	—	402
Income (loss) from operations of discontinued businesses net of income tax	—	34	34	—	154	—	188
(Loss) gain from disposal of discontinued businesses net of income	—	—	—	—	—	—	—
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	632	(24)	608	(18)	—	—	590
Income from extraordinary items net of income tax	—	—	—	—	—	—	—
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	632	(24)	608	(18)	—	—	590
Cumulative effect of change in accounting principle net of income tax	(2)	(1)	(3)	—	—	—	(3)
Net income	$630	$(25)	$605	$(18)	$—	$—	$587

The following table details the impact of both the May 2007 Restatement and the August 2007 Restatement on the Company’s Consolidated Statement of Operations for the year ended December 31, 2004:

	Year Ended December 31, 2004
	As Originally	May 2007	2006	August 2007	Discontinued Operations		2006
	Filed	Restatement	Form 10-K	Restatement	EDC	Central Valley	Form 10-K/A
Revenues:
Regulated	$4,897	$275	$5,172	$—	$(619)	$—	$4,553
Non-Regulated	4,566	(346)	4,220	10	—	(38)	4,192
Total revenues	9,463	(71)	9,392	10	(619)	(38)	8,745
Cost of Sales:
Regulated	(3,781)	71	(3,710)	—	382	—	(3,328)
Non-Regulated	(2,900)	9	(2,891)	(3)	—	35	(2,859)
Total cost of sales	(6,681)	80	(6,601)	(3)	382	35	(6,187)
Gross margin	2,782	9	2,791	7	(237)	(3)	2,558
General and administrative expenses	(182)	1	(181)	—	—	—	(181)
Interest expense	(1,932)	12	(1,920)	—	104	—	(1,816)
Interest income	282	1	283	—	(29)	—	254
Other expense	12	(135)	(123)	—	10	—	(113)
Other income	—	157	157	—	(7)	—	150
Gain (loss) on sale of investments	(45)	44	(1)	—	—	—	(1)
Loss on sale of subsidiary stock	—	(24)	(24)	—	—	—	(24)
Asset impairment expense	—	(50)	(50)	—	1	—	(49)
Foreign currency transaction losses on net monetary position	(165)	29	(136)	—	27	—	(109)
Equity in earnings of affiliates	70	(7)	63	—	—	—	63
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	822	37	859	7	(131)	(3)	732
Income tax expense	(359)	(21)	(380)	(3)	18	—	(365)
Minority interest expense	(199)	(12)	(211)	—	16	—	(195)
INCOME FROM CONTINUING OPERATIONS	264	4	268	4	(97)	(3)	172
Income (loss) from operations of discontinued businesses net of income	34	(93)	(59)	—	97	3	41
(Loss) gain from disposal of discontinued businesses net of income	—	91	91	—	—	—	91
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	298	2	300	4	—	—	304
Income from extraordinary items net of income tax	—	—	—	—	—	—	—
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	298	2	300	4	—	—	304
Cumulative effect of change in accounting principle net of income	—	—	—	—	—	—	—
Net income	$298	$2	$300	$4	$—	$—	$304

The following table details the impact of the August  2007 Restatement on the Company’s Consolidated Balance Sheet as of December 31, 2006:

	As of December 31, 2006
	2006	August 2007	Discontinued Operations		2006
	Form 10-K	Restatement	EDC	Central Valley	Form 10-K/A
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,575	$—	$(191)	$(5)	$1,379
Restricted cash	548	—	—	—	548
Short—term investments	640	—	—	—	640
Accounts receivable, net of reserves of $233	1,903	—	(129)	(5)	1,769
Inventory	518	—	(45)	(2)	471
Receivable from affiliates	81	—	(5)	—	76
Deferred income taxes—current	213	—	(5)	—	208
Prepaid expenses	113	—	(4)	—	109
Other current assets	943	—	(16)	—	927
Current assets of held for sale and discontinued businesses	31	—	395	12	438
Total current assets	6,565	—	—	—	6,565
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	950	—	(19)	(3)	928
Electric generation and distribution assets	23,990	—	(2,133)	(22)	21,835
Accumulated depreciation	(6,979)	—	427	7	(6,545)
Construction in progress	1,113	—	(133)	(1)	979
Property, plant and equipment, net	19,074	—	(1,858)	(19)	17,197
Other assets:
Deferred financing costs, net of accumulated amortization of $188	285	—	(6)	—	279
Investments in and advances to affiliates	596	—	(1)	—	595
Debt service reserves and other deposits	524	—	—	—	524
Goodwill, net	1,419	—	—	(3)	1,416
Other intangible assets, net of accumulated amortization of $171	305	—	(6)	(1)	298
Deferred income taxes—noncurrent	663	—	(59)	(2)	602
Other assets	1,627	28	(20)	(1)	1,634
Noncurrent assets of held for sale and discontinued businesses	105	—	1,950	36	2,091
Total other assets	5,524	28	1,858	29	7,439
TOTAL ASSETS	$31,163	$28	$—	$10	$31,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$892	—	$(96)	$(1)	$795
Accrued interest	412	—	(8)	—	404
Accrued and other liabilities	2,227	—	(95)	(1)	2,131
Recourse debt-current portion	—	—	—	—	—
Non-recourse debt-current portion	1,453	—	(42)	—	1,411
Current liabilities of held for sale and discontinued businesses	45	—	241	2	288
Total current liabilities	5,029	—	—	—	5,029
LONG-TERM LIABILITIES		—
Non-recourse debt	10,102	—	(268)	—	9,834
Recourse debt	4,790	—	—	—	4,790
Deferred income taxes-noncurrent	790	9	(6)	10	803
Pension liabilities and other post-retirement liabilities	883	—	(39)	—	844
Other long-term liabilities	3,371	242	(57)	(2)	3,554
Long-term liabilities of held for sale and discontinued businesses	62	—	370	2	434
Total long-term liabilities	19,998	251	—	10	20,259
Minority Interest (including discontinued businesses of $175	3,100	(152)	—	—	2,948
Commitments and Contingent Liabilities (see Notes 10 and 11)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 665,126,309 issued and outstanding at December 31, 2006	7	—	—	—	7
Additional paid-in capital	6,654	—	—	—	6,654
Accumulated deficit	(1,025)	(71)	—	—	(1,096)
Accumulated other comprehensive loss	(2,600)	—	—	—	(2,600)
Total stockholders’ equity	3,036	(71)	—	—	2,965
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$31,163	$28	$—	$10	$31,201

The following table details the impact of both the May 2007 and the August 2007 Restatements on the Company’s Consolidated Balance Sheet as of December 31, 2005:

	As of December 31, 2005
	As Originally	May 2007	2006	August 2007	Discontinued Operations		2006
	Reported	Restatement	Form 10-K	Restatement	EDC	Central Valley	Form 10-K/A
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,390	$(69)	$1,321	$—	$(144)	$(1)	$1,176
Restricted cash	420	57	477	—	(40)	—	437
Short-term investments	203	(4)	199	—	—	—	199
Accounts receivable, net of reserves of $260	1,615	33	1,648	—	(127)	(4)	1,517
Inventory	460	(3)	457	—	(34)	(2)	421
Receivable from affiliates	2	71	73	—	(2)	—	71
Deferred income taxes—current	267	3	270	—	(12)	—	258
Prepaid expenses	119	—	119	—	(6)	—	113
Other current assets	756	(68)	688	—	(18)	—	670
Current assets of held for sale and discontinued businesses	—	35	35	—	383	7	425
Total current assets	5,232	55	5,287	—	—	—	5,287
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	860	—	860	—	(20)	(3)	837
Electric generation and distribution assets	22,440	(139)	22,301	—	(2,014)	(21)	20,266
Accumulated depreciation	(6,087)	112	(5,975)	—	338	5	(5,632)
Construction in progress	1,441	(594)	847	—	(166)	—	681
Property, plant and equipment, net	18,654	(621)	18,033	—	(1,862)	(19)	16,152
Other assets:
Deferred financing costs, net of accumulated amortization of 217	294	(19)	275	—	(7)	—	268
Investments in and advances to affiliates	670	(5)	665	—	(1)	—	664
Debt service reserves and other deposits	611	(65)	546	—	—	—	546
Goodwill, net	1,428	(15)	1,413	—	—	(3)	1,410
Other intangible assets, net of accumulated amortization of $127	—	284	284	—	(7)	(1)	276
Deferred income taxes—noncurrent	807	(24)	783	—	(85)	—	698
Other assets	1,736	(327)	1,409	21	(16)	(7)	1,407
Noncurrent assets of held for sale and discontinued businesses	—	265	265	—	1,978	44	2,287
Total other assets	5,546	94	5,640	21	1,862	33	7,556
TOTAL ASSETS	$29,432	$(472)	$28,960	$21	$—	$14	$28,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,104	$(13)	$1,091	—	$(90)	$(3)	$998
Accrued interest	382	(2)	380	—	(7)	—	373
Accrued and other liabilities	2,122	(15)	2,107	—	(67)	(3)	2,037
Recourse debt—current portion	200	—	200	—	—	—	200
Non-recourse debt—current portion	1,598	(151)	1,447	—	(79)	(1)	1,367
Current liabilities of held for sale and discontinued businesses	—	51	51	—	243	7	301
Total current liabilities	5,406	(130)	5,276	—	—	—	5,276
LONG-TERM LIABILITIES
Non-recourse debt	11,226	(588)	10,638	—	(320)	—	10,318
Recourse debt	4,682	—	4,682	—	—	—	4,682
Deferred income taxes-noncurrent	721	56	777	6	(8)	14	789
Pension liabilities and other post-retirement liabilities	857	8	865	—	(36)	—	829
Other long-term liabilities	3,280	54	3,334	48	(43)	(2)	3,337
Long-term liabilities of held for sale and discontinued businesses	—	136	136	—	407	2	545
Total long-term liabilities	20,766	(334)	20,432	54	—	14	20,500
Minority Interest (including discontinued businesses of $122	1,611	15	1,626	(19)	—	—	1,607
Commitments and Contingent Liabilities (see Notes 10 and 11)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 655,882,836 shares issued and outstanding at December 31, 2005	7	—	7	—	—	—	7
Additional paid-in capital	6,517	44	6,561	—	—	—	6,561
Accumulated deficit	(1,214)	(72)	(1,286)	(14)	—	—	(1,300)
Accumulated other comprehensive loss	(3,661)	5	(3,656)	—	—	—	(3,656)
Total stockholders’ equity	1,649	(23)	1,626	(14)	—	—	1,612
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$29,432	$(472)	$28,960	$21	$—	$14	$28,995

B. Narrative Discussion of Adjustments and Reclassifications

The following narrative explains the combined restatement adjustments and reclassifications that have been presented in both the 2006 Form 10-K filed on May 23, 2007 and this Form 10-K/A. The narrative is presented in three subsections, “Adjustments contained in the May 2007 Restatement;”  “Adjustments presented in the August 2007 Restatement,” which presents adjustments made since the May 2007 Restatement; and Reclassifications into Discontinued Operations presented in this Form 10-K/A.

1.   Adjustments contained in the May 2007 Restatement

Background

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

•       Derivative accounting; and

•       Income taxes.

In part, the continuing remediation of these material weaknesses resulted in the identification of certain material financial statement errors. The Company has restated its financial statements for the years ended prior to December 31, 2005 on March 30, 2005, January 19, 2006 and April 4, 2006 largely, as a result of material weaknesses. As part of the Company’s plan to remediate these material weaknesses in internal control over financial reporting, the Company has embarked on a program, over a several year period, to improve the quality of its people, processes and financial systems. This has included a broad restructuring of the global finance organization to operate on a more centralized basis and the recruitment of additional accounting, financial reporting, income tax, internal control and internal audit staff around the world.

During the fourth quarter of 2006, in conjunction with these improvements, continued remediation of some of our material weaknesses and overall strengthening of controls across our businesses, the Company identified certain additional errors which required the restatement of previously issued consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 and for the previously issued interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

The Company’s remediation efforts for certain material weaknesses reported as of December 31, 2005, as well as improvements to controls across the Company, resulted in the identification of errors included in the May 2007 Restatement. In addition, a number of immaterial errors were identified as a result of the continued strengthening of the global finance organization. The Company believes that the increase in technical tax and accounting expertise, increased staffing levels at certain of our businesses and at our corporate office, and a focused effort on increasing the number of financial audit activities have contributed to the overall improvement of the accuracy of our financial statements. It also resulted in the identification of material weaknesses in areas not previously reported, although not all weaknesses contributed to the need to restate the consolidated financial statements. For further discussion of our material weaknesses, see Item 9A of this Annual Report on Form 10-K/A.

The May 2007 Restatement adjustments included several key categories as described below:

Brazil Adjustments

Prior year errors related to certain subsidiaries in Brazil included the following:

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

La Electricidad de Caracas (“EDC”)

Prior year errors related to the Company’s Venezuelan subsidiary, EDC, included the following:

•       $22 million revenue increase predominantly related to an error in updating the current tariff rates in the unbilled revenue calculation for 2005,

•       $10 million increase in foreign currency transaction expense posted incorrectly to the balance sheet in 2005, and

•       other errors identified through account reconciliation or review procedures.

The cumulative impact of all EDC adjustments on net income was an increase of $2 million for each of the years ended December 31, 2005 and 2004. The above noted adjustments related to EDC have been reclassified into discontinued operations for all periods presented in this Form 10-K/A.

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

Derivatives

Adjustments were identified resulting from the detailed review of certain prior year contracts and included the following:

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

Income Tax Adjustments

Income tax adjustments related primarily to the following:

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

Balance Sheet Adjustments

Adjustments at certain businesses in Brazil

The Company’s Brazilian business, Sul, records customer receipts used to provide line extensions as an offset against property, plant and equipment. These receipts. called “special obligations” were  previously offset against property, plant and equipment. The increase to property, plant and equipment and increase to long-term regulatory liabilities was $93 million and $62 million at December 31, 2005 and 2004, respectively. See further discussion regarding additional pre-acquisition special obligations in August 2007 Restatement.

Cartagena Deconsolidation

Upon the Company’s adoption of Financial Interpretation No.46, Variable Interest Entities (“FIN No. 46R”), as of January 1, 2004, the Company incorrectly continued to consolidate our business in Cartagena, Spain. An adjustment was made to deconsolidate the Cartagena balance sheet and statement of operations and to reflect AES’ share of the results of its operations using the equity method of accounting. This resulted in a decrease to investments in affiliates of $55 and $39 million; a decrease in net property, plant and equipment of $570 and $387 million; and a decrease in non-recourse debt of $579 and $497 million at December 31, 2005 and 2004, respectively.

Restricted Cash

Certain balance sheet reclassifications were recorded at December 31, 2005 and December 31, 2004 that were the result of errors in the presentation of restricted cash. These reclassifications resulted in a reduction in cash and cash equivalents and an increase in restricted cash by $63 million and $97 million, in 2005 and 2004, respectively.

Share-based Compensation

The Company recently concluded an internal review of accounting for share-based compensation (the “LTC Review”), which originally was disclosed in the Company’s Form 8-K filed on February 26, 2007. As a result of the LTC Review, the Company identified certain errors in its previous accounting for share-based compensation. These errors required adjustments to the Company’s previous accounting for these awards under the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS No. 123”) and FASB Statement No. 123R (revised 2004), Share-Based Payment (“FAS No. 123R”). As described below, the Company is recorded adjustments to its prior financial statements that resulted in additional cumulative pre-tax compensation expense for the years 2000-2005 of $36 million ($26 million net of taxes). None of these adjustments, individually or in the aggregate, was quantitatively material to any period presented.

In addition, the Company identified accounting for share-based compensation as a material weakness and prepared a remediation plan to strengthen further its granting and accounting practices to avoid similar errors in the future. See Item 9A—Disclosure Controls and Procedures of this Form 10-K/A for further explanation of the material weakness and the Company’s remediation plans.

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

The Company’s Accounting Adjustments

As a result of the LTC Review, the Company has determined that adjustments resulting in charges for share-based compensation should be recorded for the years 2000 through 2005. The additional cumulative pre-tax compensation expense totals $36 million ($26 million net of taxes). The effect of recognizing additional non-cash, share-based compensation expense resulting from the charges is as follows:

	Pre-Tax	After-Tax
Fiscal Year Ended (in millions)	Expense	Expense
2000	$8	$6
2001	$15	$11
2002	$8	$5
2003	$4	$3
2004	$—	$—
2005	$1	$1

The Company also recorded a charge of $1 million (pre-tax) relating to the first three previously reported quarters of 2006, which primarily related to prior year grants in which expense was carried forward to 2006.

None of these adjustments, individually or in the aggregate, was quantitatively material to any period presented; however, the Company reflected these adjustments by reducing stockholders’ equity by $25 million as of January 1, 2004 for the cumulative effect of the correction of errors for the periods from January 1, 2000 through December 31, 2003. General and administrative expense were adjusted for the years ended December 31, 2004 and 2005 and the first three quarters of 2006 as outlined above.

Annual On-Cycle Awards.   Compensation charges for annual on-cycle grants were determined based upon facts and circumstances relating to the dates the awards were final and the selection of the appropriate strike prices. The Company determined new measurement dates based on a determination of the date an award was final using the following methodology. Grants to Executive Officers and certain other senior executives (“Senior Leaders”) were considered to be final for accounting purposes upon Compensation Committee approval of a fixed number of options at a specific exercise price, or in certain years based on subsequent action by the Company establishing the grant date and strike price. Grants to all other employees were considered to be final for accounting purposes on the date that management completed its allocation of substantially all awards to the pool of employees receiving awards. In addition to measurement date changes, the LTC Review identified three years in which the Company had set the strike price for the annual on-cycle grants either as the opening price or as the intra-day low trading price of the Company’s stock during a four-day period over which a Board meeting was held. To determine the fair market value of the stock on the re-determined measurement date for accounting purposes, the Company used the closing price of the stock on that date. Accordingly, for financial accounting purposes, the amount of compensation expense recorded by the Company reflected both measurement date changes and intrinsic value changes for annual on-cycle awards. The predominant causes of the charges relating to on-cycle grants were (i) with respect to Executive Officers and Senior Leaders, use of a grant date associated with an annual Board meeting, where the grant date and strike price had not been determined with finality until several days after the meeting; and (ii) with respect to all other employees, the failure to finalize a complete and accurate schedule of the awards to be made to the employees contemporaneously with the intended grant date.

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

The predominant cause of the measurement date errors in each of these categories of awards was the lack of adequate contemporaneous documentation supporting the intended grant. Accordingly, the amount of compensation expense recorded by the Company for these categories of off-cycle awards was based primarily upon measurement date changes. The adjustments reflected available evidence concerning the dates on which: (i) the recipients were entitled to receive the awards, (ii) the grants were intended to be made, and (iii) the terms of the grants were final.

In addition to the categories above, off-cycle grants also were defined to include modifications of prior grants. Compensation charges for grant modifications were based upon an analysis of changes to vesting and exercise periods. As a result of its review, the Company determined that certain modifications were calculated using an incorrect method and others were not communicated to appropriate accounting personnel. The most significant modification related to a grant to a former CEO that was erroneously accounted for by using an intrinsic value calculation instead of a fair value calculation following the Company’s decision to adopt FAS 123 effective January 1, 2003. The Company is recorded a $3 million charge to account for this error for the year 2003.

Summary of Significant Charges By Grant Year

Set forth in this section is a summary of the charges resulting from grants awarded in the years 2000, 2001 and 2003, which make up more than 95% of the additional expenses that required adjustments to the prior period financial statements. This information is different than the discussion and table above, which described the effect of recognizing these additional charges over the applicable accounting periods in the Company’s financial statements. For these years, further information concerning the type of grant (on-cycle or off-cycle), the categories of the recipients and the nature of the change resulting in the adjustment is set out below.

For grants made in 2000, the total charge resulting from the LTC Review was approximately $23 million. Of that amount, approximately $4 million resulted from the changes to the on-cycle grants to Executive Officers and Senior Leaders. Of the remaining amount, approximately $17 million resulted from the changes to the on-cycle grants to all other employees, and approximately $2 million resulted from off-cycle grants.

For grants made in 2001, the total charge resulting from the LTC Review was approximately $8.7 million. Of that amount, approximately $7 million resulted from the changes to on-cycle grants to Executive Officers and Senior Leaders. Of the remaining amount, approximately $250,000 resulted from the changes to the on-cycle grants to all other employees, and approximately $1 million resulted from off-cycle grants.

For grants made in 2003, the total charge was approximately $6 million. Of this amount, $3 million related to the modification to a grant to a former CEO as described above, and approximately $800,000 related to a grant to a director approved by shareholders where the grant date was recorded as having been finalized on the date of an earlier Board meeting. The remaining charges resulted from changes to certain on-cycle and off-cycle grants.

The Company’s Review of Historic Practices

As noted, the primary purpose of the LTC Review was to conduct a comprehensive review of the Company’s accounting for share-based compensation and to record any required adjustments in its financial statements. The LTC Review was not an independent investigation relating to historic practices and procedures. However, during the course of the LTC Review, the Company identified certain historical practices raising issues relating to share-based compensation and conducted a review of those practices, limited in scope as noted herein. Based on the information to date, the Company identified certain historical issues and practices of concern relating to the annual on-cycle and off-cycle grants, which fall within the following five categories: (1) with respect to the 1997-1998 annual on-cycle grants, reported ratification of undocumented prior on-cycle grants by the Compensation Committee; (2) with respect to the 1999-2001 annual grants, after-the-fact selection of low strike prices within the four-day period during which Board meetings were held, and inaccurate Compensation Committee meeting minutes relating to grant date and strike price selection; (3) issuance of off-cycle grants prior to 2004 based on apparent, but not actual, delegation of authority, as well as general deficiencies in administration of off-cycle grants; (4) failure to establish and/or comply with certain formal corporate governance procedures in periods through 2004; and (5) lack of and/or insufficient controls and procedures, and/or lack of knowledge of applicable accounting standards, in connection with administration of share-based compensation. The Company noted that the senior officers who were primarily involved in the selection of the prices of the annual on-cycle grants from 1999-2001 were the Company’s President and CEO at the time, who retired in 2002; the Company’s CFO at the time, who left full time employment with the Company in early 2006 (he remains under an employment agreement through March 2008, although he is not active in management); and the Company’s General Counsel at the time, who presently is the Company’s Executive Vice President and President, Alternative Energy and is no longer involved in the Company’s legal functions or Board consideration or approval of share-based compensation.

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

The Company decided not to attempt to restore and review First Class or the Backup Tapes because: (i) the Company was able to review certain electronic data, including for the years 1997-2002, as well as paper files and other available information relating to the majority of the grants made during the Review Period; (ii) the Company believes that it is unlikely that information from these sources would materially alter the accounting adjustments that were determined to be necessary; (iii) the Company has implemented or will implement measures necessary to provide effective controls and procedures in these areas; (iv) of the senior officers who were primarily involved in the selection of the prices of the annual on-cycle grants from 1999-2001, the former CEO is no longer with the Company, the former CFO is no longer an officer and is not active in the Company’s management, and the former General Counsel has a different position in the Company that does not involve corporate legal responsibilities or participation in Board consideration or approval of share-based compensation; and (v) based on consultation with a reputable information technology vendor, the Company determined that neither First Class nor the Backup Tapes could be restored for review without causing substantial delays in the LTC Review. In addition, while the Company conducted more than twenty interviews with persons who, by virtue of their position or otherwise, were believed to be most likely to have relevant knowledge, the Company did not interview every director or employee who may have had any involvement with options grants or accounting for share-based compensation.

2.   Adjustments presented in the August 2007 Restatement

Special Obligations in Brazil Subsidiaries

During October 2006, the National Agency for Electric Energy (“ANEEL”), which regulates our utility operations at AES Sul and AES Eletropaulo in Brazil, issued Normative Resolution 234 (the “Resolution”) requiring that utilities begin amortizing a liability called “Special Obligations” beginning with their second tariff reset cycle in 2007 or a later year as an offset to depreciation expense. This was followed by additional ANEEL guidance and clarifying communications. In February 2007, ANEEL issued Circular 236 and 296, both of which discussed the timing of when the amortization for Special Obligations liabilities should begin. In June 2007, ANEEL issued another resolution, Circular 1314, stating that two February 2007 resolutions (236 and 296) were no longer in force.

For AES Eletropaulo and AES Sul, the second tariff reset cycles start July 2007 and April 2008, respectively. Upon further review and interpretation of the resolution, the Company has determined that an adjustment should have been recorded to its financial statements for the year ended December 31, 2006 to reflect the Special Obligation requirements of the Resolution as a regulatory liability.

Special Obligations represent consumers’ contributions to the cost of expanding the electric power supply system. Property plant and equipment assets, regardless of the source of funds to acquire them, are depreciated based on the respective assets’ useful lives, as established by ANEEL for regulatory purposes. The Special Obligation liability was not previously amortized as a reduction of allowable costs for tariff or Brazilian Accounting Principles. The purpose of the Resolution is to adjust the tariff prospectively to offset the allowable cost for depreciation on these assets with amortization of the special obligation liability.

Upon issuance of the Resolution in October 2006 and throughout the subsequent clarifications issued through ANEEL, the Company evaluated the impact on its financial statements including discussing certain aspects of the issue with the Brazilian affiliate of its external audit firm. Accordingly, an adjustment was recorded in 2006 to its reported “Special Obligations” liability to reverse amortization at AES Sul to conform to its accounting for Special Obligations at AES Eletropaulo and with the reporting requirements of the ANEEL guidance. The Company consulted with the Brazilian affiliate of its external audit firm, in reaching this conclusion.

In 1997 and 1998, the Company acquired a 91% and 10% interest in AES Sul and AES Eletropaulo, respectively, under a concession agreement that allows AES to deliver service through 2027. Currently the Company owns a 100% and 16% acquired interest in AES Sul and AES Eletropaulo, respectively. At the time of acquisition, the fair value of Special Obligation liabilities (“the pre-acquisition liability”) was evaluated but was assigned a fair value of zero because it was not considered probable that the obligation would be required to be repaid or amortized as a reduction of allowable costs through the tariff. Given the Resolution, AES is required to establish the liability for U.S. GAAP purposes that would have existed as of the original purchase date, and then begin amortizing that liability in the future consistent with the prospective amortization for tariff purposes. The Company has recorded the establishment of this liability through a fourth quarter 2006 charge of $139 million to Other Expense. As a result of the Company’s consolidation of AES Eletropaulo, there is an offsetting reduction of $108 million to Minority Interest Expense.

The Company considered “the pre-acquisition liability” that was fair-valued at zero at the time of acquisition to determine whether the Resolution was a triggering event that would now make this liability probable as a reduction of allowable cost under tariff. The Company consulted with the Brazilian affiliate of its external audit firm regarding the pre-acquisition liability and determined that as of May 23, 2007, the date of the filing of our 2006 Form 10-K, no industry positions or any other consensus had been reached regarding how ANEEL guidance should be applied at that date and accordingly, the Brazilian affiliate of its external audit firm was in agreement with the Company that no adjustments to the financial statements were made relating to Special Obligations in Brazil. Subsequent to May 23, 2007, industry discussions occurred and other Brazilian companies filed Forms 20-F with the SEC reflecting the impact of the Resolution in their December 31, 2006 financial statements. In the absence of any significant regulatory developments between May 23, 2007 and the date of these other filings, we now believe, and our auditors agree, that the October 2006 resolution issued by ANEEL required us to record an adjustment to our Special Obligations liability as of December 31, 2006.

While future cash flows will be reduced as a result of the offset to depreciation expense by the required amortization of the Special Obligation liability being included in the tariff, future gross margin and income from continuing operations will not be affected by this change.

Lease Accounting

In connection with the Company’s continued remediation efforts related to internal controls over financial reporting, the Company noted the certain errors that were discovered relating to its accounting for leases at its AES Southland subsidiary, a wholly-owned North American Generations business and its Pakistan subsidiary, a majority-owned Asia Generation business.

Both AES Southland and AES Pakistan executed power purchase agreements (“PPA’s”) with third party offtakers. Pursuant to the agreement at AES Southland, the third party offtaker calls on each unit as needed and in turn pays a fixed capacity payment and a variable payment for energy. Southland is not permitted to substitute dispatch from one unit to another. Capacity payments are specified in the agreement on a unit-by-unit basis and the variable energy payment is indexed to inflation. Pursuant to a settlement agreement between the offtaker and AES Pakistan, the offtaker agreed to resolve a historical capacity dispute, which recognized the right for AES to bill from both plants an additional available capacity above the previously determined Capped Capacity. This differential billing was to be billed on an amended rate schedule. The payments of the differential capacity per the amended rate schedule created a modification of the cashflows of the initial PPA agreement.

In accordance with EITF 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), an entity must reassess whether an arrangement requires lease accounting when certain changes including contractual terms; renewal or extension or changes in fulfillment of the arrangement exist. Upon reassessment of the arrangement and the subsequent modifications, the Company determined that the PPA with the third party offtakers in both cases qualified as a lease under the provisions of EITF 01-08. As a result, the revenue generated from the capacity payments should be accounted for on a straight-line basis. impact on net income as a result of the correction of these errors is an decrease of $26 million and $18 million and in 2006 and 2005, respectively and an increase of $4 million in 2004.

For these restatements the Company determined that the remediation efforts relative to its previously reported material weakness related to accounting for certain derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was in fact viewed more broadly by the Company in the context of controls related to the accounting for contracts in general; specifically, the material weakness was viewed as a lack of sufficient controls designed to ensure the adequate analysis and documentation at inception and on an ongoing basis of whether or not certain contracts were adequately accounted for in accordance with U.S. GAAP. As such, the Company revised the title and description of the previously disclosed “Derivative Accounting” material weakness to reflect the above described broader view. Accordingly, the Company determined that no revision to the related remediation plan, as previously disclosed in the Company 2006 Form 10-K, was needed.

The combined impact of the August and May 2007 Restatements resulted in a decrease to previously reported net income of $57 million for the year ended December 31, 2006; a decrease of $43 million for the year ended December 31, 2005 and an increase of $6 million for the year ended December 31, 2004. It also resulted in a decrease to previously reported net income of $9 million for the three months ended March 31, 2006; a decrease of $3 million for the six months ended June 30, 2006; an increase of $11 million for the nine months ended September 30, 2006 and a decrease of $6 million for the three months ended March 31, 2007. Additionally, the cumulative adjustment for all periods prior to 2004 resulted in an increase to retained deficit of $50 million.

3.   Reclassifications into Discontinued Operations presented in this Form 10-K/A

The Company reported discontinued operations in its Form 10-Q for the quarter ended March 31, 2007, as a result of the previously disclosed sales of EDC and Central Valley. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” presentation of the results of operations of these businesses through the date of sale are now reported in “Income (Loss) from Operations of Discontinued Businesses” in the Consolidated Statement of Operations. Correspondingly, the assets and liabilities of these businesses are reclassified to assets and liabilities ‘held for sale” in the Consolidated Balance Sheets. In accordance with SEC guidelines, when a company files or amends its annual financial statements as of a date on or after the date the company reports discontinued operations, the company must present the financial information in those prior period financial statements to reflect the discontinued operations. Accordingly, certain financial information presented in this Form 10-K/A has been conformed to the presentation of the discontinued operations in our first quarter 2007 Form 10-Q.

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

•        El Salvador—Compañia de Alumbrado Eléctrico de San Salvador, S.A. de C.V. (“CAESS”), Compañia, S. En C. de C.V. (“AES CLESA”), Distribuidora Electrica de Usulután, S.A. de C.V. (“DEUSEM”) and Empresa Electrica de Oriente (“EEO”) and

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

Subsequent Events

Since the Company’s filing of its 10-K, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan has continued to prosecute antimonopoly claims against two hydro plants under AES concession, Ust Kamenogorsk HPP and Shulbinsk HPP (collectively, “Hydros”), and an AES trading company, Nurenergoservice LLP.  In addition, subsequent to the filing of the 10-K, the Competition Committee has asserted antimonopoly claims against another AES company, AES Ust-Kamengorskaya TET LLP (“UKT”).

In February 2007, the Competition Committee initiated administrative proceedings against the Hydros for allegedly using Nurenergoservice to increase power prices for consumers in alleged violation of Kazakhstan’s antimonopoly laws.  The Competition Committee issued orders directing the Hydros to pay approximately 2.7 billion KZT (US$22 million) for alleged antimonopoly violations in 2005 through January 2007.  The Hydros challenged the orders and the Competition Committee brought suit to enforce the orders in local court.  In June 2007, the local court ruled in the Competition Committee’s favor, recalculated the damages, and ordered the Hydros to pay approximately 2.8 billion KZT (US$23 million) and terminate their contracts with Nurenergoservice.  The Hydros appealed and, in July 2007, the first panel of the court of appeals overturned the local court’s decision and vacated the Competition Committee’s orders for inadequate investigation.  The Competition Committee subsequently initiated an investigation of the Hydro’s alleged antimonopoly violations.  The Competition Committee has stated that it will complete its investigation by September 14, 2007.

Also, in June 2007, the Competition Committee ordered AES Ust-Kamengorskaya TET LLP (“UKT”) to pay approximately 940 million KZT (US$8 million) in damages and fines to the state for alleged antimonopoly violations in 2005 through January 2007, and to pay damages to certain consumers that allegedly had been charged unreasonable power prices since January 2007.  The Competition Committee does not quantify the damages allegedly owed to those consumers, but UKT estimates that such damages might equal or exceed approximately 235 million KZT (US$2 million).  UKT has filed an administrative appeal of that order.  The Competition Committee has stated that it will complete its review of UKT’s administrative appeal by August 20, 2007. If UKT does not prevail on administrative appeal and loses in any proceedings before the local court of first instance and the first panel of the court of appeals, UKT will have to pay the full amount of antimonopoly damages established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.

Furthermore, in July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 17.8 billion KZT (US$147 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007.  That order supersedes the Competition Committee order against Nurenergoservice that is disclosed in the Company’s 10-Q for the first quarter of 2007.  The Competition Committee has ordered Nurenergoservice to appear for a hearing on August 8, 2007, concerning Nurenergoservice’s alleged antimonopoly violations.  Nurenergoservice has filed an administrative appeal of the July 2007 order. If Nurenergoservice does not prevail on administrative appeal and loses in any proceedings before the local court of first instance and the first panel of the court of appeals, Nurenergoservice will have to pay the full amount of antimonopoly damages established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.

The Competition Committee has not indicated whether it intends to assert claims against the Hydros and/or UKT for alleged antimonopoly violations post January 2007 and/or against Nurenergoservice for alleged antimonopoly violations post first quarter 2007.  The Hydros, UKT, and Nurenergoservice believe they have meritorious defenses and will assert them vigorously in the above-referenced proceedings; however, there can be no assurances that they will be successful in their efforts.

In related proceedings, in March 2007 the local financial police initiated criminal proceedings against the General Director and the Finance Director of the Hydros, seeking from them approximately 1.6 billion KZT (US$13 million) in alleged damages relating to the Hydros’ alleged antimonopoly violations.  Those criminal proceedings were later terminated pursuant to a settlement.

As of the date of this filing, we are in default under our secured and unsecured credit facilities as a result of the August 2007 Restatement.  In addition, we need to obtain waivers of this default relating to our previously delivered financial statements before we will be able to borrow additional funds under our credit facilities.  The Company is pursuing waivers with its senior bank lenders and expects to obtain them in the near term.

Segments

Beginning with this Annual Report on Form 10-K/A, AES realigned its reportable segments We previously reported under three segments: Regulated Utilities, Contract Generation and Competitive Supply. The Company currently reports seven segments as of December 31, 2006, which include:

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

Latin America

Our Latin American operations accounted for 63%, 61% and 55% of consolidated revenues in 2006, 2005, and 2004, respectively. AES began operating in Latin America in 1993 when it acquired the CTSN power plant in Argentina. Since that time, AES has expanded its presence in the region and now has operations in eight Latin American countries. These operations include a total of 48 generation plants owned and operated under management agreements with a total generating capacity of 11,217 MW. AES owns and operates 9 utilities, distributing a total of 48,058 GWh, in addition to operating one utility under management agreement, which distributes 1,626 GWh to customers.

Latin American Generation.   Our Generation business in Latin America consists of 47 generation facilities with the capacity to generate 11,217 MW. This capacity includes our new 125 MW Los Vientos diesel-fired peaking facility, which came on line in January, 2007 and serves the largest power market in Chile. AES also has two coal plants under construction in Chile, Guacolda III and Ventanas III with 152 MW and 267 MW generation capacities respectively, and one plant under construction in Panama, the Changuinola hydro plant with 223 MW capacity.

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

North America

Our North American operations accounted for 25%, 26% and 29% of consolidated revenues in 2006, 2005 and 2004, respectively. AES began operating in North America in 1985, when it developed its first power plant in Deepwater, Texas. Since then AES has grown its North America business and currently owns a total of 27 generation facilities with 13,576 MW generating capacity and one integrated utility, distributing approximately 16,287 GWh of electricity to customers.

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

Europe & Africa

Our operations in Europe & Africa accounted for 12%, 12% and 13% of our consolidated revenues in 2006, 2005 and 2004, respectively. AES began operations in Europe & Africa in 1992, when we acquired the AES Kilroot power plant in Northern Ireland. Since that time, AES has grown in this region and now has a presence in nine countries. AES’s operations in the region now include a total of 24 generation plants owned or operated under management agreements with a total of 11,431 MW generation capacity. AES owns and operates three utilities, distributing a total of 8,960 GWh, in addition to operating 2 utilities under management agreement in the region, which distribute a total of 2,096 GWh.

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

Asia

Our Asian operations accounted for 7%, 6% and 7% of consolidated revenues in 2006, 2005 and 2004, respectively. AES began operations in Asia in 1994 when we acquired the Cili power plant in China. Since that time AES’s Generation business has expanded and it now operates 13 power plants with a total capacity of 5,369 MW in six countries. AES only operates generation facilities in Asia.

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

	Revenues			Property, Plant & Equipment, net
	2006	2005	2004	2006	2005
	(in millions)
United States	$2,516	$2,311	$2,185	$5,872	$5,589
Non-U.S.
Brazil	4,161	3,823	2,925	4,567	4,130
Argentina	542	438	320	412	418
Chile	595	542	436	812	796
Dominican Republic	357	231	168	653	476
El Salvador	437	377	356	241	225
Pakistan	318	177	210	272	288
United Kingdom	222	208	215	303	282
Cameroon	302	288	272	407	354
Mexico	185	226	186	188	195
Puerto Rico	234	213	188	626	643
Hungary	304	230	192	225	209
Ukraine	269	217	190	106	97
Qatar	169	165	129	578	603
Colombia	184	182	132	398	407
Panama	144	134	117	450	454
Oman	114	113	110	337	346
Kazakhstan	215	158	137	175	150
Other Non-U.S.	296	287	277	575	490
Total Non-U.S.	$9,048	$8,009	$6,560	$11,325	$10,563
Total	$11,564	$10,320	$8,745	$17,197	$16,152

Facilities

The following tables present information with respect to the facilities in each of our business segments as of December 31, 2006. The amounts under Gross Megawatt (“MW”) and “Approximate Gigawatt Hours” represent the gross amounts for each facility without regard to our percentage of ownership interest in the facility.

Segment—Latin America Generation

					Year
				AES Equity	Acquired or
			Gross	Interest	Began
Business	Location	Fuel	M W	(Rounded)	Operation
Alicura	Argentina	Hydro	1,050	99%	2000
Central Dique	Argentina	Gas / Diesel	68	51%	1998
Gener—TermoAndes	Argentina	Gas	643	91%	2000
Paraná-GT	Argentina	Gas	845	100%	2001
Quebrada de Ullum(1)	Argentina	Hydro	45	—	2004
Rio Juramento—Cabra Corral	Argentina	Hydro	102	98%	1995
Rio Juramento—El Tunal	Argentina	Hydro	10	98%	1995
San Juan—Sarmiento	Argentina	Gas	33	98%	1996
San Juan—Ullum	Argentina	Hydro	45	98%	1996
San Nicolás	Argentina	Coal / Gas / Oil	675	99%	1993
Tietê(2)	Brazil	Hydro	2,650	24%	1999
Uruguaiana	Brazil	Gas	639	46%	2000
Gener—Electrica de Santiago(3)	Chile	Gas / Oil	479	82%	2000
Gener—Energía Verde(4)	Chile	Biomass / Diesel	42	91%	2000
Gener—Gener(5)	Chile	Hydro / Coal / Oil	807	91%	2000
Gener—Guacolda	Chile	Coal	304	46%	2000
Gener—Norgener	Chile	Coal / Pet Coke	277	91%	2000
Chivor	Colombia	Hydro	1,000	91%	2000
Andres	Dominican Republic	Gas	319	100%	2003
Itabo(6)	Dominican Republic	Coal / Oil	472	48%	2000
Los Mina	Dominican Republic	Gas	236	100%	1997
Bayano	Panama	Hydro	260	49%	1999
Chiriqui—Esti	Panama	Hydro	120	49%	2003
Chirqui—La Estrella	Panama	Hydro	45	49%	1999
Chirqui—Los Valles	Panama	Hydro	51	49%	1999
			11,217

(1)          AES operates these facilities through management or operations and maintenance agreements and owns no equity interest in these businesses

(2)          Tietê plants: Água Vermelha, Bariri, Barra Bonita, Caconde, Euclides da Cunha, Ibitinga, Limoeiro, Mog-Guaçu, Nova Avanhandava and Promissão

(3)          Gener—Electrica de Santiago plants: Nueva Renca and Renca

(4)          Gener—Energia Verde Plants: Constitución, Laja and San Francisco de Mostazal

(5)          Gener—Gener plants: Ventanas, Laguna Verde, Laguna Verde Turbogas, Alfalfal, Maitenas, Queltehues, Volcán and Los Vientos. Los Vientos started full commercial operations in January, 2007

(6)          Itabo plants: Itabo, Santo Domingo, Timbegue, Los Mina and Higuamo

Generation under construction

					Expected
					Year of
			Gross	AES Equity Interest	Commercial
Business	Location	Fuel	M W	(Rounded)	Operation
Guacolda III	Chile	Coal	152	46%	2009
Ventanas III	Chile	Coal	267	91%	2010
Changuinola	Panama	Hydro	223	83%	2010
			642

Segment—Latin America Utilities

Business	Location	Fuel	Gross MW	AES Equity Interest (Rounded)	Year Acquired or Began Operation
EDC(1)(2)	Venezuela	Oil/Gas	2,616	82%	2000

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
			9,977

(1)             AES additionally owns and operates the Coal Creek Minerals coal mine in Oklahoma, USA

(2)             Acquired February, 2007

Segment—North America Utilities

					Year
					Acquired or
				AES Equity Interest	Began
Business	Location	Fuel	Gross M W	(Rounded)	Operation
IPL(1)	USA - IN	Coal/Gas/Oil	3,599	100%	2001

(1)             IPL plants: Eagle Valley, Georgetown, Harding Street and Petersburg

Distribution

Approximate
		Number of	Approximate
		Customers Served as	Gigawatt Hours	AES Equity Interest	Year
Business	Location	of 12/31/2006	Sold in 2006	(Rounded)	Acquired
IPL	USA - IN	468,867	16,287	100%	2001

Segment—Europe & Africa Generation

					Year
					Acquired or
				AES Equity Interest	Began
Business(1)	Location	Fuel	Gross M W	(Rounded)	Operation
Bohemia	Czech Republic	Coal/Biomass	50	100%	2001
Borsod	Hungary	Biomass/Coal	96	100%	1996
Tisza II	Hungary	Gas/Oil	900	100%	1996
Tiszapalkonya	Hungary	Biomass/Coal	116	100%	1996
Ekibastuz	Kazakhstan	Coal	4,000	100%	1996
Shulbinsk HPP(2)	Kazakhstan	Hydro	702	—	1997
Sogrinsk CHP	Kazakhstan	Coal	301	100%	1997
Ust—Kamenogorsk HPP(2)	Kazakhstan	Hydro	331	—	1997
Ust—Kamenogorsk CHP	Kazakhstan	Coal	1,354	100%	1997
Elsta	Netherlands	Gas	630	50%	1998
Ebute	Nigeria	Gas	304	95%	2001
Cartagena	Spain	Gas	1,200	71%	2006
Kilroot	United Kingdom	Coal/Oil	520	97%	1992
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

How to Contact AES and Sources of Other Information

Our principal offices are located at 4300 Wilson Boulevard, Arlington, Virginia 22203. Our telephone number is (703) 522-1315. Our website address is http://www.aes.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to such reports filed pursuant to section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are posted on our website. After the reports are filed or furnished with the Securities and Exchange Commission (“SEC”), they are available from us free of charge. Material contained on our website is not part of and is not incorporated by reference in this Form 10-K/A.

Our Chief Executive Officer and our Chief Financial Officer have provided certifications to the SEC as required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included as exhibits to this Annual Report Form 10-K/A.

Our Chief Executive Officer provided a certification pursuant to Section 303A of the New York Stock Exchange Listed Company Manual on May 31, 2006.

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

On July 30, 2007, the Company adopted a revised Code of Conduct applicable to all of its directors and employees, including its executive officers. The revised Code aligns expectations regarding business conduct with updates to the Company’s core values and reaffirms the Company’s commitment to doing business with the highest standard of integrity. There are no material substantive changes to the Code. The revised Code is posted on the Company’s website at www.aes.com

Executive Officers of the Registrant

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

On November 12, 2004, EDELAP, an AES distribution business, signed a Letter of Understanding with the Argentine government in order to renegotiate its concession contract and to start a tariff reform process, which was ratified by the National Congress on May 11, 2005. Final government approval was obtained on July 14, 2005.  As a first step during this process, a Distribution Value Added (“DVA”) increase of 28%, effective February 1, 2005, has been granted. Invoicing of the tariff increase commenced in August 2005. The Letter of Understanding also includes: (i) local cost adjustments to the tariff; (ii) elimination of penalties arising from potential energy supply shortages in Argentina; (iii) long-term payment terms for penalties owed to the customers; and (iv) other favorable conditions which are intended to benefit the company. The agreement was the first of its kind signed with UNIREN (Unit for the Renegotiation and Analysis of Public Services Contracts) in the Argentine electricity sector. Upon execution of the Letter of Understanding, AES agreed to postpone or suspend certain international claims; however, the Letter of Understanding provides that if the government does not fulfill its commitments, AES may re-start the international claim process. AES has postponed any action until the tariff reset is finalized. On January 20, 2006, the Argentine regulator (ENRE) postponed the public hearing for the tariff review process; a new date for these processes has not been set. On October 24, 2005, EDEN and EDES, two AES distribution businesses in Argentina, signed a Letter of Understanding with the Ministry of Infrastructure and Public Services of the Province of Buenos Aires to renegotiate their concession contracts and to start a tariff reform process, which was approved by a Governor Decree on November 30, 2005.  This Letter of Understanding includes the following:

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

•       Distribution utilities can pass through up to 103% of their contracted load. ANEEL adopted a new pass through methodology in the annual tariff adjustment; and variations of the energy purchase costs are reflected in a tracking account (CVA), which records the monthly price variations of non-manageable costs, both positive and negative, over the course of the year.

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

The primary purpose of the Annual Tariff Adjustment (“IRT”) is the maintenance of an adjusted tariff for inflation and the sharing of efficiency gains with consumers. The IRT uses a formula such that non-manageable (Parcel A) costs are passed through to the consumers and manageable (Parcel B) costs are indexed to inflation. An ‘X-Factor’ is applied to capture the sharing of scale gains, effectively reducing the inflation index that is applied to Parcel B costs. The operations and maintenance costs considered in the tariff are based on the concept of a Reference Company, not on actual costs. In many cases, the Reference Company may not be reflective of distribution companies operating in Brazil and thus, underestimate true operating costs. ANEEL authorized an average adjustment of 11.45% (IRT) for Eletropaulo tariffs, effective July 4, 2006. The second tariff reset for Eletropaulo occurred in 2007, while the second tariff reset for Sul is scheduled for 2008.

ANEEL’s Resolution 234/06 establishes the methodology  for the 2nd Cycle of Tariff Reset. The main aspects of this Resolution are detailed below:

(i)            Regulatory WACC:  same methodology as considered in the 1st Cycle of Tariff Reset, updating the financial indicators. WACC before tax considered is 15.08%. (17.07% in 1st Cycle);

(ii)        Reference Company:  ANEEL hired consultants to prepare a new methodology for the 2nd Cycle (still pending of definition);

(iii)    Bad debts:  It is expected that ANEEL promotes a Public Hearing to discuss this item (still pending);

(iv)      Regulatory Rate Base:

a.                  Shielded Rate Base updated by IGPM;

b.                 Incremental assets (July/2003 to Oct/2006) evaluated though appraisal report;

c.                  Change in Special Obligations methodology;

(v)          X-Factor:  It was removed from its calculation the Xc parcel, which captured the consumers’ satisfaction level through an annual survey.

On July 3, 2007, through Resolution 500/2007, ANEEL authorized Eletropaulo a tariff reset index of -8.43%, applicable to the Company’s tariff as from July 4, 2007.

The figure authorized by ANEEL is provisional, due to the fact that some items are still pending of definitions as mentioned above (example:  reference company, bad debts, etc).

Eletropaulo did not agree with some aspects of the Regulatory Rate Base and the X-Factor, and filed an administrative appeal at ANEEL.

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

AES Sul is pursuing the annulment of ANEEL’s Order 288, issued on May 16, 2002, in which ANEEL retroactively prohibited several companies, AES Sul included, the opportunity to choose not to participate in the “exposition relief mechanism,” which allowed these companies to sell the energy from Itaipu into the spot market. This lawsuit has a financial impact of about R$373 million (historic values referring to 2001). AES Sul was granted a preliminary injunction ordering ANEEL to review CCEE’s registers and calculations. This lawsuit awaits the judge’s decision regarding ANEEL’s petition to include CCEE as a co-defendant in the lawsuit. If the operations registered in CCEE are cleared with the effect of Order # 288 in place, AES Sul will owe a net amount of approximately R$80 million (historic values referring to 2001). If AES Sul is unsuccessful and unable to pay any amount that may be due to CCEE, or to other market agents, as a result of the operations registered therein, penalties and fines could be imposed up to and including the termination of the concession contract by ANEEL. AES Sul is current on all CCEE charges and costs incurred subsequent to the period in question in the Order # 288 matter. All amounts, including the amount owed to CCEE in the event AES Sul loses the case, are reserved in AES Sul’s books.

AES’ concession agreement with the State of Sao Paulo for the Tiete generation plant includes an obligation to increase generation capacity by 15% by the end of 2007. It is anticipated that AES, as well as other concessionaire generators, will not be able to meet this requirement due to regulatory and hydrological conditions making the increase impossible. The matter is under consideration by the State Government of São Paulo. AES is seeking to resolve the issue through an extension of the deadline or other options. An adverse decision by the regulator could have a negative impact on the value of the plant, but at this time the positions of ANEEL and the State of Sao Paulo are not known.

On February 13, 2007 ANEEL issued Resolution #250/07 in order to clarify and regulate the provisions of a 2003 law (Law #10762/03), which had not yet been interpreted by ANEEL. This new resolution establishes guidelines for dividing costs associated with new connection (or load increase) requested by customers, between the distribution company and the corresponding customers. The effects regarding this Resolution were recognized on Regulatory Rate Base defined by ANEEL for the 2nd Cycle of tariff Reset. . AES Sul is still evaluating the full effect of this new resolution.

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

On September 21, 2006, the FERC conditionally approved the California Independent System Operator’s (CAISO) tariff filing to reflect Market Redesign and Technology Upgrade (MRTU). The new market design is scheduled to go into effect on November 1, 2007 and will include location based marginal pricing and a financially binding day-ahead energy market. The Company believes that the MRTU will not have a material impact on its existing facilities due to long-term contracts that remain in place. In August 2000, the FERC announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. See Item 3. Legal Proceedings in this Form 10-K/A.

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

Two hydro plants which are under AES concession, Kazakhstan’s Ust-Kamenogorsk Hydro Plant (“UK Hydro”) and Kazakhstan’s Shulbinsk Hydro Plant (“Shulbinsk Hydro”), together with AES Kazakhstan Ust-Kamenogorsk TET (“UKT”), all located in the Eastern Kazakhstan region, are recognized by the Committee as dominant entities in the regional market because their aggregated share in the electricity supply commodity market in the region is 70%. These businesses are required to notify the competition authority about any power price increases for regional customers. Nurenergoservice LLP and DostykEnergo LLP are two AES trading companies that participate in the Kazakhstan power markets, both of which may face regulation by the Committee relating to resale of power to customers located in Eastern Kazakhstan.

In February 2007, the Committee initiated administrative proceedings against UK Hydro, and Shulbinsk Hydro and subsequently UKT and Nurenergoservice LLP for alleged violation of Kazakhstan’s antimonopoly laws. See Item 3. Legal Proceedings in this Form 10-K/A

Ukraine.   In 1995, Ukraine began restructuring the electrical energy sector from a single vertically integrated system operated by the Ministry of Energy and Electrification to a more regionalized system. In the revised system generation, local distribution and high voltage transmission were removed from the vertically integrated system. Local distribution and supply services were placed into 27 regionally defined operating companies. The Ministry of Energy and Electrification remained as a policy agency and also controlled shares (assets) of state joint stock companies. The President of Ukraine also created the NERC, which was to ensure the effective functioning of the electric energy sector and the formation of an electric energy market.

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

Both the CAIR and CAMR have been challenged in federal court. No decisions have been rendered on the challenges. Also, a number of the states have indicated that they intend to impose more stringent emission limitations on power plants within their states rather than promulgate rules consistent with the CAIR and CAMR cap-and-trade programs. In response to CAIR, CAMR and potentially more stringent U.S. state initiatives on SO2 and NOx emissions, AES completed a multi-pollutant control project at its Greenidge power plant in New York state and initiated construction of a similar project at its Westover power plant in New York state. In addition, a flue gas desulphurization scrubber upgrade project was completed at the IPL Petersburg power plant, and construction of an SCR system was initiated at our Deepwater petroleum coke-fired power plant near Houston, Texas.

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

ITEM 1A. RISK FACTORS

You should consider carefully the following risks, along with the other information contained in or incorporated by reference in this Form 10-K/A. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K/A. If any of the following events actually occur, our business and financial results could be materially adversely affected.

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

Our management reported material weaknesses in our internal control over financial reporting at the end of 2006, 2005 and 2004. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management concluded that as of December 31, 2006, December 31, 2005 and December 31, 2004, we did not maintain effective internal control over financial reporting and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported accurately. For a discussion of the material weaknesses reported by AES’s management as of December 31, 2006 and December 31, 2005 see Item 9A of this 2006 Annual Report on Form 10-K/A.

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

In the third quarter of 2007, as a result of new controls implemented during remediation of material weaknesses, the Company identified additional errors relating to lease accounting at its Southland and Pakistan subsidiaries. In part, these errors necessitated the filing of this Form 10-K/A, along with other adjustments described throughout this Form 10-K/A.

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

As of December 31, 2006, we had approximately $16.0 billion of outstanding indebtedness on a consolidated basis. All outstanding borrowings under The AES Corporation’s Senior Secured Credit Facility, our Second Priority Senior Secured Notes and certain other indebtedness are secured by certain of our assets, including the pledge of capital stock of many of The AES Corporation’s directly-held subsidiaries. Most of the debt of The AES Corporation’s subsidiaries is secured by substantially all of the assets of those subsidiaries. Since we have such a high level of debt, a substantial portion of cash flow from operations must be used to make payment on this debt. Furthermore, since a significant percentage of our assets are used to secure this debt, this reduces the amount of collateral that is available for future secured debt or credit support and reduces our flexibility in dealing with these secured assets. This high level of indebtedness and related security could have other important consequences to us and our investors, including:

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

As of December 31, 2006, we had approximately $16.0 billion of outstanding indebtedness on a consolidated basis, of which approximately $4.8 billion was recourse debt of The AES Corporation and approximately $11.2 billion was non-recourse debt. In addition, at December 31, 2006, The AES Corporation had provided:

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in our consolidated balance sheets related to such defaults was $245 million at December 31, 2006. While the lenders under our non-recourse project financings generally do not have direct recourse to The AES Corporation (other than to the extent of any credit support given by The AES Corporation), defaults there under can still have important consequences for The AES Corporation, including, without limitation:

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

•       proceeds from debt and equity financings at the parent company level; and

•       proceeds from asset sales.

For a more detailed discussion of The AES Corporation’s cash requirements and sources of liquidity, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” in this 2006 Form 10-K/A.

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

During 2006, approximately 78% of our revenue was generated outside the United States and a significant portion of our international operations is conducted in developing countries. Part of our growth strategy is to expand our business in developing countries because the growth rates and the opportunity to implement operating improvements and achieve higher operating margins may be greater than those typically achievable in more developed countries. International operations, particularly the operation, financing and development of projects in developing countries, entail significant risks and uncertainties, including, without limitation:

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

Any of these factors, by itself or in combination with others, could materially and adversely affect our business, results of operations and financial condition. For example, we recently sold our stake in EDC to PDVSA, a state owned company in Venezuela after Venezuelan President Hugo Chavez threatened to expropriate the electricity business in Venezuela. We recognized an impairment charge of approximately $638 million. In addition, our Latin American operations experience volatility in revenues and earnings which have caused and are expected to cause significant volatility in our results of operations and cash flows. The volatility is caused by regulatory and economic difficulties, political instability and currency devaluations being experienced in many of these countries. This volatility reduces the predictability and enhances the uncertainty associated with cash flows from these businesses.

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

Many of our generation plants conduct business under long-term contracts. In these instances we rely on power sales contracts with one or a limited number of customers for the majority of, and in some case all of, the relevant plant’s output and revenues over the term of the power sales contract. The remaining terms of the power sales contracts range from 1 to 25 years. In many cases, we also limit our exposure to fluctuations in fuel prices by entering into long-term contracts for fuel with a limited number of suppliers. In these instances, the cash flows and results of operations are dependent on the continued ability of customers and suppliers to meet their obligations under the relevant power sales contract or fuel supply contract, respectively. Some of our long-term power sales agreements are for prices above current spot market prices. The loss of significant power sales contracts or fuel supply contracts, or the failure by any of the parties to such contracts to fulfill our obligations there under, could have a material adverse impact on our business, results of operations and financial condition.

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

Our activities are subject to stringent environmental laws and regulation by many federal, state, local authorities, international treaties and foreign governmental authorities. These regulations generally involve emissions into the air, effluents into the water, use of water, wetlands preservation, waste disposal, endangered species and noise regulation, among others. Failure to comply with such laws and regulations or to obtain any necessary environmental permits pursuant to such laws and regulations could result in fines or other sanctions. Environmental laws and regulations affecting power generation and distribution are complex and have tended to become more stringent over time. Congress and other domestic and foreign governmental authorities have either considered or implemented various laws and regulations to restrict or tax certain emissions, particularly those involving air and water emissions. See the various descriptions of these laws and regulations contained in this Annual Report on Form 10-K/A under the caption “Regulation Matters—Environmental and Land Use Regulations.” These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on the operation of our power plants. We have made and will continue to make significant capital and other expenditures to comply with these and other environmental laws and regulations. Changes in, or new, environmental restrictions may force us to incur significant expenses or that may exceed our estimates. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers or that our business, financial condition or results of operations would not be materially and adversely affected by such expenditures or any changes in domestic or foreign environmental laws and regulations.

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

In May 2003, there were press reports of allegations that Light colluded with Enron in April 1998 in connection with the auction of Eletropaulo. Enron and Light were among three potential bidders for Eletropaulo. At the time of the transaction in 1998, AES owned less than 15% of Light’s stock and shared representation in Light’s management and Board with three other shareholders. In June 2003, the Secretariat of Economic Law of the Ministry of Justice of Brazil (“SDE”) issued a notice of preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to the allegations in the press reports. As AES Brasil Energia was incorrectly cited in the original complaint, in August 2003, AES Elpa responded on behalf of AES-affiliated companies and denied knowledge of these allegations. SDE began a follow-up administrative proceeding as reported in a notice published in October 2003. In response to SDE’s official letters requesting explanations on the accusations, AES Elpa filed its defense in January 2004. In April 2005, AES Elpa responded to an SDE request for additional information. In June 2005, SDE dismissed the case because the statute of limitations had expired and its investigation had found no evidence supporting the allegations. Subsequently, the case was sent to the

Administrative Council for Economic Defense (“CADE”), the Brazilian antitrust authority, for final review of the decision. Furthermore, the São Paulo’s State Public Attorney’s Office and the Federal Public Attorney’s Office issued separate opinions concluding that the case should be dismissed because the statute of limitations had expired. The São Paulo’s State Public Attorney’s Office further found that there was no evidence of any wrongdoing. These opinions were ratified by the relevant state and federal courts. In January 2007, CADE decided by unanimous vote of its Counselors to close the case.

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

In April 2004, BNDES filed a collection suit against SEB to obtain the payment of R$3.3 billion (US$1.6 billion) under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB’s CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million (US$247 million). In March 2007, the dividends were determined to be worth approximately R$423 million (US$ 210 million). SEB’s defense was ruled groundless by the Circuit Court in December 2006. In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. BNDES may attempt to seize the attached CEMIG shares and withdraw the dividends at any time. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Recent Sales Of Unregistered Securities

None.

Market Information

Our common stock is currently traded on the New York Stock Exchange (“NYSE”) under the symbol “AES.”  The closing price of our common stock as reported by NYSE on July 15, 2007, was $22.90, per share. The Company did not repurchase any of its common stock in 2006 or 2005. The following tables set forth the high and low sale prices, as well as performance trends, for our common stock as reported by the NYSE for the periods indicated.

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

Holders

As of August 1, 2007, there were approximately 6,745 record holders of our common stock, par value $0.01 per share.

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

See Item 12 (d) of this Form 10-K/A for information regarding Securities Authorized for Issuance under Equity Compensation Plans.

ITEM 6.                 SELECTED FINANCIAL DATA

The following table sets forth our selected financial data as of the dates and for the periods indicated. You should read this data together with Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in Part II, Item 8 in this Annual Report on Form 10-K/A. The selected financial data for each of the years in the three year period ended December 31, 2006 have been derived from our audited consolidated financial statements. The information presented in the following tables has been adjusted to reflect the restatements of our financial results which are more fully described in Part I of this Form 10-K/A under the caption, “Restatement of Consolidated Financials and Reclassifications of Certain Subsidiaries into Discontinued Operations” and in Note 1 of the consolidated financial statements of the Company included in this Form 10-K/A. Our historical results are not necessarily indicative of our future results.

Acquisitions, disposals, reclassifications and changes in accounting principles affect the comparability of information included in the tables below. Please refer to the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for further explanation of the effect of such activities. Please also refer to Item 1A and Note 23 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for certain risks and uncertainties that may cause the data reflected herein not to be indicative of our future financial condition or results of operations.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Restated)(1) (Dollars and shares in millions, except per share amounts)
Statement of Operations Data
Revenues	$11,564	$10,320	$8,745	$7,708	$6,653
Income (loss) from continuing operations	135	402	172	183	(1,845)
Discontinued operations, net of tax	48	188	132	(681)	(1,821)
Extraordinary item, net of tax	21	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	(3)	—	41	(376)
Net income available to common stockholders	$204	$587	$304	$(457)	$(4,042)
Basic earnings (loss) earnings per share:
Income (loss) from continuing operations	$0.21	$0.62	$0.27	$0.32	$(3.42)
Discontinued operations	0.07	0.29	0.20	(1.16)	(3.38)
Extraordinary item, net of tax	0.03	—	—	—	—
Cumulative effect of change in accounting principle	—	(0.01)	—	0.07	(0.70)
Basic earnings (loss) per share	$0.31	$0.90	$0.47	$(0.77)	$(7.50)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.20	$0.61	$0.27	$0.32	$(3.42)
Discontinued operations	0.07	0.28	0.20	(1.16)	(3.38)
Extraordinary item, net of tax	0.03	—	—	—	—
Cumulative effect of change in accounting principle	—	(0.01)	—	0.07	(0.70)
Diluted earnings (loss) per share	$0.30	$0.88	$0.47	$(0.77)	$(7.50)

	December 31,
	2006	2005	2004		2003		2002
	(Restated) (Dollars in millions)
Balance Sheet Data:
Total assets	$31,201	$28,995	$28,417		$29,133		$34,516
Non-recourse debt (long-term)	$9,834	$10,318	$10,587		$10,055		$5,117
Non-recourse debt (long-term)-Discontinued operations	$324	$453	$726		$702		$4,768
Recourse debt (long-term)	$4,790	$4,682	$5,010		$5,862		$6,755
Stockholders’ equity (deficit)	$2,965	$1,612	$957	(3)	$(121	)(3)	$(823	)(2)(3)

(1)          See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K/A for information related to restated consolidated financial statements.

(2)          A $28 million reduction to Stockholders’ equity was recognized as of January 1, 2002 as the cumulative effect of the correction of errors for all periods preceeding January 1, 2002. The correction was not material to the financial data presented herein as of and for the five years ended December 31, 2002 -December 31, 2006.

(3)           The impact of the restatement adjustments on stockholders’ equity were $(4), $(19) and $32 million as of December 31, 2004, 2003 and 2002, respectively. The impact of the restatement adjustments to net income was an increase to net losses of $5 million and $41 million for the years ended December 31, 2003 and 2002, respectively.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement of Consolidated Financial Statements

The accompanying management’s discussion and analysis of financial condition and results of operations set forth in this Item 7 has been restated to reflect the correction of errors that were contained in the Company’s consolidated financial statements and other financial information for the years ended December 31, 2002 through 2006 as discussed below and in Note 1 of the Consolidated Financial Statements. In addition, the prior period financial statements have been restated to reflect the change in the Company’s segments as discussed below and in Note 22 of the Consolidated Financial Statements. The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our restated Consolidated Financial Statements and the related Notes. In this Form 10-K/A, the term “August 2007 Restatement” refers collectively to the errors related to special obligations liabilities at the AES Eletropaulo and AES Sul subsidiaries and the errors related to accounting for leases at the AES Southland and Pakistan subsidiaries. The term “May 2007 Restatement” refers collectively to the errors that were previously discussed in our 2006 Annual Report on Form 10-K that was filed on May 23, 2007.

The combined impact of the August and May 2007 Restatements resulted in a decrease to previously reported net income of $57 million for the year ended December 31, 2006; a decrease of $43 million for the year ended December 31, 2005 and an increase of $6 million for the year ended December 31, 2004. It also resulted in a decrease to previously reported net income of $9 million for the three months ended March 31, 2006; a decrease of $3 million for the six months ended June 30, 2006; an increase of $11 million for the nine months ended September 30, 2006 and a decrease of $6 million for the three months ended March 31, 2007. Additionally, the cumulative adjustment for all periods prior to 2004 resulted in an increase to retained deficit of $50 million.

Other than information relating to the restatement and conforming the presentation of discontinued operations as described below, no attempt has been made in this 10-K/A to amend or update other disclosures originally presented in the Form 10-K. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on May 23, 2007 or amend or update those disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

A.     Adjustments and Reclassifications in Financial Statements

The following table details the impact of the August 2007 Restatement on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006:

	Year Ended December 31, 2006
		Aug 2007	Discontinued Operations		2006 Form
	2006 Form 10-K	Restatement	EDC	Central Valley	10-K/A
Revenues:
Regulated	$6,849	$—	$(651)	$—	6,198
Non-Regulated	5,450	(48)	—	(36)	5,366
Total revenues	12,299	(48)	(651)	(36)	11,564
Cost of Sales:
Regulated	(4,578)	—	465	—	(4,114)
Non-Regulated	(4,090)	(1)	—	38	(4,052)
Total cost of sales	(8,668)	(1)	465	38	(8,166)
Gross margin	3,631	(49)	(186)	2	3,398
General and administrative expenses	(305)	—	—	—	(305)
Interest expense	(1,802)	—	39	—	(1,763)
Interest income	443	—	(17)	—	426
Other expense	(308)	(139)	(2)	—	(449)
Other income	115	—	(9)	—	106
Gain (loss) on sale of investments	98	—	—	—	98
Loss on sale of subsidiary stock	(539)	—	—	—	(539)
Asset impairment expense	(29)	—	1	—	(28)
Foreign currency transaction losses on net monetary position	(77)	—	(11)	—	(88)
Equity in earnings of affiliates	72	—	—	—	72
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,299	(188)	(185)	2	928
Income tax expense	(403)	(1)	72	(2)	(334)
Minority interest expense	(610)	132	19	—	(459)
INCOME FROM CONTINUING OPERATIONS	286	(57)	(94)	—	135
Income (loss) from operations of discontinued businesses net of income tax	11	—	94	—	105
(Loss) gain from disposal of discontinued businesses net of income tax	(57)	—	—	—	(57)
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	240	(57)	—	—	183
Income from extraordinary items net of income tax	21	—	—	—	21
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	261	(57)	—	—	204
Cumulative effect of change in accounting principle net of income tax	—	—	—	—	—
Net income	$261	$(57)	$—	$—	$204

The following table details the impact of both the May 2007 and the August 2007 Restatements on the Company’s Consolidated Statement of Operations for the year ended December 31, 2005:

	Year Ended December 31, 2005
	As Previously	May 2007		Aug 2007	Discontinued Operations		2006 Form
	Reported	Restatement	2006 Form 10-K	Restatement	EDC	Central Valley	10-K/A
Revenues:
Regulated	$5,737	$515	$6,252	$—	$(635)	$—	$5,617
Non-Regulated	5,349	(580)	4,769	(33)	—	(33)	4,703
Total revenues	11,086	(65)	11,021	(33)	(635)	(33)	10,320
Cost of Sales:
Regulated	(4,500)	82	(4,418)	—	397	—	(4,021)
Non-Regulated	(3,408)	4	(3,404)	(1)	—	34	(3,371)
Total cost of sales	(7,908)	86	(7,822)	(1)	397	34	(7,392)
Gross margin	3,178	21	3,199	(34)	(238)	1	2,928
General and administrative expenses	(221)	(4)	(225)	—	—	—	(225)
Interest expense	(1,896)	3	(1,893)	—	67	—	(1,826)
Interest income	391	4	395	—	(20)	—	375
Other expense	19	(151)	(132)	—	22	—	(110)
Other income	—	171	171	—	(14)	—	157
Gain (loss) on sale of investments	—	—	—	—	—	—	—
Loss on sale of subsidiary stock	—	—	—	—	—	—	—
Asset impairment expense	—	(16)	(16)	—	—	—	(16)
Foreign currency transaction losses on net monetary position	(89)	(12)	(101)	—	(44)	—	(145)
Equity in earnings of affiliates	76	(6)	70	—	1	—	71
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,458	10	1,468	(34)	(226)	1	1,209
Income tax expense	(465)	(60)	(525)	(3)	46	(1)	(483)
Minority interest expense	(361)	(8)	(369)	19	26	—	(324)
INCOME FROM CONTINUING OPERATIONS	632	(58)	574	(18)	(154)	—	402
Income (loss) from operations of discontinued businesses net of income tax	—	34	34	—	154	—	188
(Loss) gain from disposal of discontinued businesses net of income	—	—	—	—	—	—	—
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	632	(24)	608	(18)	—	—	590
Income from extraordinary items net of income tax	—	—	—	—	—	—	—
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	632	(24)	608	(18)	—	—	590
Cumulative effect of change in accounting principle net of income tax	(2)	(1)	(3)	—	—	—	(3)
Net income	$630	$(25)	$605	$(18)	$—	$—	$587

The following table details the impact of both the May 2007 and the August 2007 Restatements on the Company’s Consolidated Statement of Operations for the year ended December 31, 2004:

	Year Ended December 31, 2004
	As Previously	May 2007		Aug 2007	Discontinued Operations		2006 Form
	Reported	Restatement	2006 Form 10-K	Restatement	EDC	Central Valley	10-K/A
Revenues:
Regulated	$4,897	$275	$5,172	$—	$(619)	$—	$4,553
Non-Regulated	4,566	(346)	4,220	10	—	(38)	4,192
Total revenues	9,463	(71)	9,392	10	(619)	(38)	8,745
Cost of Sales:
Regulated	(3,781)	71	(3,710)	(3,328)	382	—	—
Non-Regulated	(2,900)	9	(2,891)	(3)	—	35	(2,859)
Total cost of sales	(6,681)	80	(6,601)	(3)	382	35	(6,187)
Gross margin	2,782	9	2,791	7	(237)	(3)	2,558
General and administrative expenses	(182)	1	(181)	—	—	—	(181)
Interest expense	(1,932)	12	(1,920)	—	104	—	(1,816)
Interest income	282	1	283	—	(29)	—	254
Other expense	12	(135)	(123)	—	10	—	(113)
Other income	—	157	157	—	(7)	—	150
Gain (loss) on sale of investments	(45)	44	(1)	—	—	—	(1)
Loss on sale of subsidiary stock	—	(24)	(24)	—	—	—	(24)
Asset impairment expense	—	(50)	(50)	—	1	—	(49)
Foreign currency transaction losses on net monetary position	(165)	29	(136)	—	27	—	(109)
Equity in earnings of affiliates	70	(7)	63	—	—	—	63
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	822	37	859	7	(131)	(3)	732
Income tax expense	(359)	(21)	(380)	(3)	18	—	(365)
Minority interest expense	(199)	(12)	(211)	—	16	—	(195)
INCOME FROM CONTINUING OPERATIONS	264	4	268	4	(97)	(3)	172
Income (loss) from operations of discontinued businesses net of income	34	(93)	(59)	—	97	3	41
(Loss) gain from disposal of discontinued businesses net of income	—	91	91	—	—	—	91
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	298	2	300	4	—	—	304
Income from extraordinary items net of income tax	—	—	—	—	—	—	—
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	298	2	300	4	—	—	304
Cumulative effect of change in accounting principle net of income	—	—	—	—	—	—	—
Net income	$298	$2	$300	$4	$—	$—	$304

The following table details the impact of the August 2007 Restatement on the Company’s Consolidated Balance Sheet as of December 31, 2006:

		As of December 31, 2006
	2006 Form	August 2007	Discontinued Operations		2006 Form
	10-K	Restatement	EDC	Central Valley	10-K/A
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,575	$—	$(191)	$(5)	$1,379
Restricted cash	548	—	—	—	548
Short-term investments	640	—	—	—	640
Accounts receivable, net of reserves of $233	1,903	—	(129)	(5)	1,769
Inventory	518	—	(45)	(2)	471
Receivable from affiliates	81	—	(5)	—	76
Deferred income taxes—current	213	—	(5)	—	208
Prepaid expenses	113	—	(4)	—	109
Other current assets	943	—	(16)	—	927
Current assets of held for sale and discontinued businesses	31	—	395	12	438
Total current assets	6,565	—	—	—	6,565
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	950	—	(19)	(3)	928
Electric generation and distribution assets	23,990	—	(2,133)	(22)	21,835
Accumulated depreciation	(6,979)	—	427	7	(6,545)
Construction in progress	1,113	—	(133)	(1)	979
Property, plant and equipment, net	19,074	—	(1,858)	(19)	17,197
Other assets:
Deferred financing costs, net of accumulated amortization of $188	285	—	(6)	—	279
Investments in and advances to affiliates	596	—	(1)	—	595
Debt service reserves and other deposits	524	—	—	—	524
Goodwill, net	1,419	—	—	(3)	1,416
Other intangible assets, net of accumulated amortization of $171	305	—	(6)	(1)	298
Deferred income taxes—noncurrent	663	—	(59)	(2)	602
Other assets	1,627	28	(20)	(1)	1,634
Noncurrent assets of held for sale and discontinued businesses	105	—	1,950	36	2,091
Total other assets	5,524	28	1,858	29	7,439
TOTAL ASSETS	$31,163	$28	$—	$10	$31,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$892	—	$(96)	$(1)	$795
Accrued interest	412	—	(8)	—	404
Accrued and other liabilities	2,227	—	(95)	(1)	2,131
Recourse debt-current portion	—	—	—	—	—
Non-recourse debt-current portion	1,453	—	(42)	—	1,411
Current liabilities of held for sale and discontinued businesses	45	—	241	2	288
Total current liabilities	5,029	—	—	—	5,029
LONG-TERM LIABILITIES
Non-recourse debt	10,102	—	(268)	—	9,834
Recourse debt	4,790	—	—	—	4,790
Deferred income taxes-noncurrent	790	9	(6)	10	803
Pension liabilities and other post-retirement liabilities	883	—	(39)	—	844
Other long-term liabilities	3,371	242	(57)	(2)	3,554
Long-term liabilities of held for sale and discontinued businesses	62	—	370	2	434
Total long-term liabilities	19,998	251	—	10	20,259
Minority Interest (including discontinued businesses of $175	3,100	(152)	—	—	2,948
Commitments and Contingent Liabilities (see Notes 10 and 11)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 665,126,309 issued and outstanding at December 31, 2006	7	—	—	—	7
Additional paid-in capital	6,654	—	—	—	6,654
Accumulated deficit	(1,025)	(71)	—	—	(1,096)
Accumulated other comprehensive loss	(2,600)	—	—	—	(2,600)
Total stockholders’ equity	3,036	(71)	—	—	2,965
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$31,163	$28	$—	$10	$31,201

The following table details the impact of both the May 2007 and the August 2007 Restatements on the Company’s Consolidated Balance Sheet as of December 31, 2005:

	As of December 31, 2005
	As Previously	May 2007		Aug 2007	Discontinued Operations		2006 Form
	Reported	Restatement	2006 Form 10-K	Restatement	EDC	Central Valley	10-K/A
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,390	$(69)	$1,321	$—	$(144)	$(1)	$1,176
Restricted cash	420	57	477	—	(40)	—	437
Short-term investments	203	(4)	199	—	—	—	199
Accounts receivable, net of reserves of $260	1,615	33	1,648	—	(127)	(4)	1,517
Inventory	460	(3)	457	—	(34)	(2)	421
Receivable from affiliates	2	71	73	—	(2)	—	71
Deferred income taxes—current	267	3	270	—	(12)	—	258
Prepaid expenses	119	—	119	—	(6)	—	113
Other current assets	756	(68)	688	—	(18)	—	670
Current assets of held for sale and discontinued businesses	—	35	35	—	383	7	425
Total current assets	5,232	55	5,287	—	—	—	5,287
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	860	—	860	—	(20)	(3)	837
Electric generation and distribution assets	22,440	(139)	22,301	—	(2,014)	(21)	20,266
Accumulated depreciation	(6,087)	112	(5,975)	—	338	5	(5,632)
Construction in progress	1,441	(594)	847	—	(166)	—	681
Property, plant and equipment, net	18,654	(621)	18,033	—	(1,862)	(19)	16,152
Other assets:
Deferred financing costs, net of accumulated amortization of $217	294	(19)	275	—	(7)	—	268
Investments in and advances to affiliates	670	(5)	665	—	(1)	—	664
Debt service reserves and other deposits	611	(65)	546	—	—	—	546
Goodwill, net	1,428	(15)	1,413	—	—	(3)	1,410
Other intangible assets, net of accumulated amortization of $127	—	284	284	—	(7)	(1)	276
Deferred income taxes—noncurrent	807	(24)	783	—	(85)	—	698
Other assets	1,736	(327)	1,409	21	(16)	(7)	1,407
Noncurrent assets of held for sale and discontinued businesses	—	265	265	—	1,978	44	2,287
Total other assets	5,546	94	5,640	21	1,862	33	7,556
TOTAL ASSETS	$29,432	$(472)	$28,960	$21	$—	$14	$28,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,104	$(13)	$1,091	—	$(90)	$(3)	$998
Accrued interest	382	(2)	380	—	(7)	—	373
Accrued and other liabilities	2,122	(15)	2,107	—	(67)	(3)	2,037
Recourse debt-current portion	200	—	200	—	—	—	200
Non-recourse debt-current portion	1,598	(151)	1,447	—	(79)	(1)	1,367
Current liabilities of held for sale and discontinued businesses	—	51	51	—	243	7	301
Total current liabilities	5,406	(130)	5,276	—	—	—	5,276
LONG-TERM LIABILITIES
Non-recourse debt	11,226	(588)	10,638	—	(320)	—	10,318
Recourse debt	4,682	—	4,682	—	—	—	4,682
Deferred income taxes-noncurrent	721	56	777	6	(8)	14	789
Pension liabilities and other post-retirement liabilities	857	8	865	—	(36)	—	829
Other long-term liabilities	3,280	54	3,334	48	(43)	(2)	3,337
Long-term liabilities of held for sale and discontinued businesses	—	136	136	—	407	2	545
Total long-term liabilities	20,766	(334)	20,432	54	—	14	20,500
Minority Interest (including discontinued businesses of $122	1,611	15	1,626	(19)	—	—	1,607
Commitments and Contingent Liabilities (see Notes 10 and 11)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 655,882,836 shares issued and outstanding at December 31, 2005	7	—	7	—	—	—	7
Additional paid-in capital	6,517	44	6,561	—	—	—	6,561
Accumulated deficit	(1,214)	(72)	(1,286)	(14)	—	—	(1,300)
Accumulated other comprehensive loss	(3,661)	5	(3,656)	—	—	—	(3,656)
Total stockholders’ equity	1,649	(23)	1,626	(14)	—	—	1,612
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$29,432	$(472)	$28,960	$21	$—	$14	$28,995

B.   Narrative Discussion of Adjustments and Reclassifications

The following narrative explains the combined restatement adjustments and reclassifications that have been presented in both the 2006 Form 10-K filed on May 23, 2007 and this Form 10-K/A.  The narrative is presented in three subsections, “Adjustments contained in the May 2007 Restatement;”  “Adjustments presented in the August 2007 Restatement,” which presents adjustments made since the May 2007 Restatement; and Reclassifications into Discontinued Operations presented in this Form 10-K/A.

1.   Adjustments contained in the May 2007 Restatement Background

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

•       Derivative accounting; and

•       Income taxes.

In part, the continuing remediation of these material weaknesses resulted in the identification of certain material financial statement errors. The Company has restated its financial statements for years ended prior to December 31, 2005 on March 30, 2005, January 19, 2006 and April 4, 2006 largely as a result of material weaknesses. As part of the Company’s plan to remediate these material weaknesses in internal control over financial reporting, the Company has embarked on a program, over a several year period, to improve the quality of its people, processes and financial systems. This has included a broad restructuring of the global finance organization to operate on a more centralized basis and the recruitment of additional accounting, financial reporting, income tax, internal control and internal audit staff around the world.

During the fourth quarter of 2006, in conjunction with these improvements, continued remediation of some of our material weaknesses and overall strengthening of controls across our businesses, the Company identified certain additional errors which required the restatement of previously issued consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 and for the previously issued interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

The Company’s remediation efforts for certain material weaknesses reported as of December 31, 2005, as well as improvements to controls across the Company, resulted in the identification of errors included in the May 2007 Restatement. In addition, a number of immaterial errors were identified as a result of the continued strengthening of the global finance organization. The Company believes that the increase in technical tax and accounting expertise, increased staffing levels at certain of our businesses and at our corporate office, and a focused effort on increasing the number of financial audit activities have contributed to the overall improvement of the accuracy of our financial statements. It also resulted in the identification of material weaknesses in areas not previously reported, although not all weaknesses contributed to the need to restate the consolidated financial statements. For further discussion of our material weaknesses, see Item 9A of this Annual Report on Form 10-K/A.

The May 2007 Restatement adjustments included several key categories as described below:

Brazil Adjustments

Prior year errors related to certain subsidiaries in Brazil included the following:

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

La Electricidad de Caracas (“EDC”)

Prior year errors related to the Company’s Venezuelan subsidiary, EDC, included the following:

•  $22 million revenue increase predominantly related to an error in updating the current tariff rates in the unbilled revenue calculation for 2005,

•  $10 million increase in foreign currency transaction expense posted incorrectly to the balance sheet in 2005, and

•  other errors identified through account reconciliation or review procedures.

The cumulative impact of all EDC adjustments on net income was an increase of $2 million for each of the years ended December 31, 2005 and 2004. The above noted adjustments related to EDC have been reclassified into discontinued operations for all periods presented in this Form 10-K/A.

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

Derivatives

Adjustments were identified resulting from the detailed review of certain prior year contracts and included the following:

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

Income Tax Adjustments

Income tax adjustments related primarily to the following:

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

Balance Sheet Adjustments

Adjustments at certain businesses in Brazil

The Company’s Brazilian business, Sul, records customer receipts used to provide line extensions as an offset against property, plant and equipment. These receipts called “special obligations” were previously offset against property, plant and equipment. The increase to property, plant and equipment and increase to long-term regulatory liabilities was $93 million and $62 million at December 31, 2005 and 2004, respectively. See further discussion regarding special obligations in August 2007 Restatement.

Cartagena Deconsolidation

Upon the Company’s adoption of Financial Interpretation No.46, Variable Interest Entities (“FIN No. 46R”), as of January 1, 2004, the Company incorrectly continued to consolidate our business in Cartagena, Spain. An adjustment was made to deconsolidate the Cartagena balance sheet and statement of operations and to reflect AES’ share of the results of its operations using the equity method of accounting. This resulted in a decrease to investments in affiliates of $55 and $39 million; a decrease in net property, plant and equipment of $570 and $387 million; and a decrease in non-recourse debt of $579 and $497 million at December 31, 2005 and 2004, respectively.

Restricted Cash

Certain balance sheet reclassifications were recorded at December 31, 2005 and December 31, 2004 that were the result of errors in the presentation of restricted cash. These reclassifications resulted in a reduction in cash and cash equivalents and an increase in restricted cash by $63 million and $97 million, in 2005 and 2004, respectively.

Share-based Compensation

The Company recently concluded an internal review of accounting for share-based compensation (the “LTC Review”), which originally was disclosed in the Company’s Form 8-K filed on February 26, 2007. As a result of the LTC Review, the Company identified certain errors in its previous accounting for share-based compensation. These errors required adjustments to the Company’s previous accounting for these awards under the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS No. 123”) and FASB Statement No. 123R (revised 2004), Share-Based Payment (“FAS No. 123R”). As described below, the Company is recorded adjustments to its prior financial statements that resulted in additional cumulative pre-tax compensation expense for the years 2000-2005 of $36 million ($26 million net of taxes). None of these adjustments, individually or in the aggregate, was quantitatively material to any period presented.

In addition, the Company identified accounting for share-based compensation as a material weakness and prepared a remediation plan to strengthen further its granting and accounting practices to avoid similar errors in the future. See Item 9A—Disclosure Controls and Procedures of this Form 10-K/A for further explanation of the material weakness and the Company’s remediation plans.

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

Fiscal Year Ended	Pre-Tax Expense	After-Tax Expense
	(in millions)
2000	$8	$6
2001	$15	$11
2002	$8	$5
2003	$4	$3
2004	$—	$—
2005	$1	$1

The Company also recorded a charge of $1 million (pre-tax) relating to the first three previously reported quarters of 2006, which primarily related to prior year grants in which expense was carried forward to 2006.

None of these adjustments, individually or in the aggregate, was quantitatively material to any period presented; however, the Company reflected these adjustments by reducing stockholders’ equity by $25 million as of January 1, 2004 for the cumulative effect of the correction of errors for the periods from January 1, 2000 through December 31, 2003. General and administrative expense were adjusted for the years ended December 31, 2004 and 2005 and the first three quarters of 2006 as outlined above.

Annual On-Cycle Awards.   Compensation charges for annual on-cycle grants were determined based upon facts and circumstances relating to the dates the awards were final and the selection of the appropriate strike prices. The Company determined new measurement dates based on a determination of the date an award was final using the following methodology. Grants to Executive Officers and certain other senior executives (“Senior Leaders”) were considered to be final for accounting purposes upon Compensation Committee approval of a fixed number of options at a specific exercise price, or in certain years based on subsequent action by the Company establishing the grant date and strike price. Grants to all other employees were considered to be final for accounting purposes on the date that management completed its allocation of substantially all awards to the pool of employees receiving awards. In addition to measurement date changes, the LTC Review identified three years in which the Company had set the strike price for the annual on-cycle grants either as the opening price or as the intra-day low trading price of the Company’s stock during a four-day period over which a Board meeting was held. To determine the fair market value of the stock on the re-determined measurement date for accounting purposes, the Company used the closing price of the stock on that date. Accordingly, for financial accounting purposes, the amount of compensation expense recorded by the Company reflected both measurement date changes and intrinsic value changes for annual on-cycle awards. The predominant causes of the charges relating to on-cycle grants were (i) with respect to Executive Officers and Senior Leaders, use of a grant date associated with an annual Board meeting, where the grant date and strike price had not been determined with finality until several days after the meeting; and (ii) with respect to all other employees, the failure to finalize a complete and accurate schedule of the awards to be made to the employees contemporaneously with the intended grant date.

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

The predominant cause of the measurement date errors in each of these categories of awards was the lack of adequate contemporaneous documentation supporting the intended grant. Accordingly, the amount of compensation expense recorded by the Company for these categories of off-cycle awards was based primarily upon measurement date changes. The adjustments reflected available evidence concerning the dates on which: (i) the recipients were entitled to receive the awards, (ii) the grants were intended to be made, and (iii) the terms of the grants were final.

In addition to the categories above, off-cycle grants also were defined to include modifications of prior grants. Compensation charges for grant modifications were based upon an analysis of changes to vesting and exercise periods. As a result of its review, the Company determined that certain modifications were calculated using an incorrect method and others were not communicated to appropriate accounting personnel. The most significant modification related to a grant to a former CEO that was erroneously accounted for by using an intrinsic value calculation instead of a fair value calculation following the Company’s decision to adopt FAS 123 effective January 1, 2003. The Company is recorded a $3 million charge to account for this error for the year 2003.

Summary of Significant Charges By Grant Year

Set forth in this section is a summary of the charges resulting from grants awarded in the years 2000, 2001 and 2003, which make up more than 95% of the additional expenses that required adjustments to the prior period financial statements. This information is different than the discussion and table above, which described the effect of recognizing these additional charges over the applicable accounting periods in the Company’s financial statements. For these years, further information concerning the type of grant (on-cycle or off-cycle), the categories of the recipients and the nature of the change resulting in the adjustment is set out below.

For grants made in 2000, the total charge resulting from the LTC Review was approximately $23 million. Of that amount, approximately $4 million resulted from the changes to the on-cycle grants to Executive Officers and Senior Leaders. Of the remaining amount, approximately $17 million resulted from the changes to the on-cycle grants to all other employees, and approximately $2 million resulted from off-cycle grants.

For grants made in 2001, the total charge resulting from the LTC Review was approximately $9 million. Of that amount, approximately $7 million resulted from the changes to on-cycle grants to Executive Officers and Senior Leaders. Of the remaining amount, approximately $250,000 resulted from the changes to the on-cycle grants to all other employees, and approximately $1 million resulted from off-cycle grants.

For grants made in 2003, the total charge was approximately $6 million. Of this amount, $3 million related to the modification to a grant to a former CEO as described above, and approximately $800,000 related to a grant to a director approved by shareholders where the grant date was recorded as having been finalized on the date of an earlier Board meeting. The remaining charges resulted from changes to certain on-cycle and off-cycle grants.

The Company’s Review of Historic Practices

As noted, the primary purpose of the LTC Review was to conduct a comprehensive review of the Company’s accounting for share-based compensation and to record any required adjustments in its financial statements. The LTC Review was not an independent investigation relating to historic practices and procedures. However, during the course of the LTC Review, the Company identified certain historical practices raising issues relating to share-based compensation and conducted a review of those practices, limited in scope as noted herein. Based on the information to date, the Company identified certain historical issues and practices of concern relating to the annual on-cycle and off-cycle grants, which fall within the following five categories: (1) with respect to the 1997-1998 annual on-cycle grants, reported ratification of undocumented prior on-cycle grants by the Compensation Committee; (2) with respect to the 1999-2001 annual grants, after-the-fact selection of low strike prices within the four-day period during which Board meetings were held, and inaccurate Compensation Committee meeting minutes relating to grant date and strike price selection; (3) issuance of off-cycle grants prior to 2004 based on apparent, but not actual, delegation of authority, as well as general deficiencies in administration of off-cycle grants; (4) failure to establish and/or comply with certain formal corporate governance procedures in periods through 2004; and (5) lack of and/or insufficient controls and procedures, and/or lack of knowledge of applicable accounting standards, in connection with administration of share-based compensation. The Company noted that the senior officers who were primarily involved in the selection of the prices of the annual on-cycle grants from 1999-2001 were the Company’s President and CEO at the time, who retired in

2002; the Company’s CFO at the time, who left full time employment with the Company in early 2006 (he remains under an employment agreement through March 2008, although he is not active in management); and the Company’s General Counsel at the time, who presently is the Company’s Executive Vice President and President, Alternative Energy and is no longer involved in the Company’s legal functions or Board consideration or approval of share-based compensation.

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

The Company decided not to attempt to restore and review First Class or the Backup Tapes because: (i) the Company was able to review certain electronic data, including for the years 1997-2002, as well as paper files and other available information relating to the majority of the grants made during the Review Period; (ii) the Company believes that it is unlikely that information from these sources would materially alter the accounting adjustments that were determined to be necessary; (iii) the Company has implemented or will implement measures necessary to provide effective controls and procedures in these areas; (iv) of the senior officers who were primarily involved in the selection of the prices of the annual on-cycle grants from 1999-2001, the former CEO is no longer with the Company, the former CFO is no longer an officer and is not active in the Company’s management, and the former General Counsel has a different position in the Company that does not involve corporate legal responsibilities or participation in Board consideration or approval of share-based compensation; and (v) based on consultation with a reputable information technology vendor, the Company determined that neither First Class nor the Backup Tapes could be restored for review without causing substantial delays in the LTC Review. In addition, while the Company conducted more than twenty interviews with persons who, by virtue of their position or otherwise, were believed to be most likely to have relevant knowledge, the Company did not interview every director or employee who may have had any involvement with options grants or accounting for share-based compensation.

2.      Adjustments presented in the August 2007 Restatement

Special Obligations in Brazil Subsidiaries

During October 2006, the National Agency for Electric Energy (“ANEEL”), which regulates our utility operations at AES Sul and AES Eletropaulo in Brazil, issued Normative Resolution 234 (the “Resolution”) requiring that utilities begin amortizing a liability called “Special Obligations” beginning with their second tariff reset cycle in 2007 or a later year as an offset to depreciation expense. This was followed by additional ANEEL guidance and clarifying communications. In February 2007, ANEEL issued Circular 236 and 296, both of which discussed the timing of when the amortization for Special Obligations liabilities should begin. In June 2007, ANEEL issued another resolution, Circular 1314, stating that two February 2007 resolutions (236 and 296) were no longer in force.

For AES Eletropaulo and AES Sul, the second tariff reset cycles start July 2007 and April 2008, respectively. Upon further review and interpretation of the resolution, the Company has determined that an adjustment should have been recorded to its financial statements for the year ended December 31, 2006 to reflect the Special Obligation requirements of the Resolution as a regulatory liability.

Special Obligations represent consumers’ contributions to the cost of expanding the electric power supply system. Property plant and equipment assets, regardless of the source of funds to acquire them, are depreciated based on the respective assets’ useful lives, as established by ANEEL. The Special Obligation liability was not previously amortized as a reduction of allowable costs for tariff or Brazilian Accounting Principles. The purpose of the Resolution is to adjust the tariff prospectively to offset the allowable cost for depreciation on these assets with amortization of the special obligation liability.

Upon issuance of the Resolution in October 2006 and throughout the subsequent clarifications issued through ANEEL, the Company evaluated the impact on its financial statements including discussing certain aspects of the issue with the Brazilian affiliate of its external audit firm. Accordingly, an adjustment was recorded in 2006 to its reported “Special Obligations” liability to reverse amortization at AES Sul to conform to its accounting for Special Obligations at AES Eletropaulo and with the reporting requirements of the ANEEL guidance. The Company consulted with the Brazilian affiliate of its external audit firm in reaching this conclusion.

In 1997 and 1998, the Company acquired a 91% and 10% interest in AES Sul and AES Eletropaulo, respectively, under a concession agreement that allows AES to deliver service through 2027. Currently the Company owns a 100% and 16% acquired interest in AES Sul and AES Eletropaulo, respectively. At the time of acquisition, the fair value of Special Obligation liabilities (“the pre-acquisition liability”) was evaluated but was assigned a fair value of zero because it was not considered probable that the obligation would be required to be repaid or amortized as a reduction of allowable costs through the tariff. Given the Resolution, AES is required to establish the liability for U.S. GAAP purposes that would have existed as of the original purchase date, and then begin amortizing that liability in the future consistent with the prospective amortization for tariff purposes. The Company has recorded the establishment of this liability through a fourth quarter 2006 charge of $139 million to Other Expense. As a result of the Company’s consolidation of AES Eletropaulo, there is an offsetting reduction of $108 million to Minority Interest Expense.

The Company considered “the pre-acquisition liability” that was determined to have a fair value of zero at the time of acquisition to determine whether the Resolution was a triggering event that would now make this liability probable as a reduction of allowable cost under tariff. The Company consulted with the Brazilian affiliate of its external audit firm regarding the pre-acquisition liability and determined that as of May 23, 2007, the date of the filing of our 2006 Form 10-K, no industry positions or any other consensus had been reached regarding how ANEEL guidance should be applied at that date and no adjustments to the financial statements were made relating to Special Obligations in Brazil. Subsequent to May 23, 2007, industry discussions occurred and other Brazilian companies filed Forms 20-F with the SEC reflecting the impact of the Resolution in their December 31, 2006 financial statements. In the absence of any significant regulatory developments between May 23, 2007 and the date of these other filings, we now believe that the October 2006 resolution issued by ANEEL required us to record an adjustment to our Special Obligations liability as of December 31, 2006.

While future cash flows will be reduced as a result of the offset to depreciation expense by the required amortization of the Special Obligation liability being included in the tariff, future gross margin and income from continuing operations will not be affected by this change.

Lease Accounting

In connection with the Company’s continued remediation efforts related to internal controls over financial reporting, the Company discovered certain errors relating to its accounting for leases at its AES Southland subsidiary, a wholly-owned North American Generations business and its Pakistan subsidiary, a majority-owned Asia Generation business.

Both AES Southland and AES Pakistan executed power purchase agreements (“PPA’s”) with third party offtakers. Pursuant to the agreement at AES Southland, the third party offtaker calls on each unit as needed and in turn pays a fixed capacity payment and a variable payment for energy. Southland is not permitted to substitute dispatch from one unit to another. Capacity payments are specified in the agreement on a unit-by-unit basis and the variable energy payment is indexed to inflation. Pursuant to a settlement agreement between the offtaker and AES Pakistan, the offtaker agreed to resolve a historical capacity dispute, which recognized the right for AES to bill from both plants an additional available capacity above the previously determined Capped Capacity. This differential billing was to be billed on an amended rate schedule. The payments of the differential capacity per the amended rate schedule created a modification of the cashflows of the initial PPA agreement.

In accordance with EITF 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), an entity must reassess whether an arrangement requires lease accounting when certain changes including contractual terms; renewal or extension or changes in fulfillment of the arrangement exist. Upon reassessment of the arrangement and the subsequent modifications, the Company determined that the PPA with the third party offtakers in both cases qualified as a lease under the provisions of EITF 01-08. As a result, the revenue generated from the capacity payments should be accounted for on a straight-line basis. The impact on net income as a result of the correction of these errors is a decrease of $26 million and $18 million and in 2006 and 2005, respectively and an increase of $4 million in 2004.

For these restatements items, the Company determined that the remediation efforts relative to its previously reported material weakness related to accounting for certain derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was in fact viewed more broadly by the Company in the context of controls related to the accounting for contracts in general; specifically, the material weakness was viewed as a lack of sufficient controls designed to ensure the adequate analysis and documentation at inception and on an ongoing basis of whether or not certain contracts were adequately accounted for in accordance with U.S. GAAP. As such, the Company revised the title and description of the previously disclosed “Derivative Accounting” material weakness to reflect the above described broader view. Accordingly, the Company determined that no revision to the related remediation plan, as previously disclosed in the Company 2006 Form 10-K, was needed.

The combined impact of the August and May 2007 Restatements resulted in a decrease to previously reported net income of $57 million for the year ended December 31, 2006; a decrease of $43 million for the year ended December 31, 2005 and an increase of $6 million for the year ended December 31, 2004. It also resulted in a decrease to previously reported net income of $9 million for the three months ended March 31, 2006; a decrease of $3 million for the six months ended June 30, 2006; an increase of $11 million for the nine months ended September 30, 2006 and a decrease of $6 million for the three months ended March 31, 2007. Additionally, the cumulative adjustment for all periods prior to 2004 resulted in an increase to retained deficit of $50 million.

3.                 Reclassifications into Discontinued Operations presented in this Form 10-K/A

The Company reported discontinued operations in its Form 10-Q for the quarter ended March 31, 2007, as a result of the previously disclosed sales of EDC and Central Valley. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” presentation of the results of operations of these businesses through the date of sale are now reported in

“Income (Loss) from Operations of Discontinued Businesses” in the Consolidated Statement of Operations. Correspondingly, the assets and liabilities of these businesses are reclassified to assets and liabilities ‘held for sale” in the Consolidated Balance Sheets. In accordance with SEC guidelines, when a company files or amends its annual financial statements as of a date on or after the date the company reports discontinued operations, the company must present the financial information in those prior period financial statements to reflect the discontinued operations. Accordingly, certain financial information presented in this Form 10-K/A has been conformed to the presentation of the discontinued operations in our first quarter 2007 Form 10-Q.

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

As a result of signing this agreement, we have concluded that a material impairment of our investment in EDC has occurred, which was recorded in the first quarter ending March 31, 2007. This material impairment represents the net book value of our investment less the estimated purchase price. Management recorded a pre-tax, non-cash impairment charge of $638 million.

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

2006 Performance Highlights

	December 31,
	2006	2005	2004
	($ in millions)
Revenue	$11,564	$10,320	$8,745
Gross Margin	3,398	2,928	2,558
Gross Margin as a % of Revenue	29.4%	28.4%	29.3%
Diluted Earnings Per Share from Continuing Operations	0.20	0.61	0.27
Net Cash Provided by Operating Activities	2,360	2,232	1,497

Revenue—We achieved record revenues of $11.6 billion, an increase of 12.6% from $10.3 billion last year. Higher power prices, largely driven by the pass-through of higher fuel costs, together with increased demand and favorable foreign currency trends were the primary contributors.

Gross margin—We achieved record gross margin of $3.4 billion, an increase of 16.1% from $2.9 billion in 2005. Favorable volume and foreign currency translation were the primary contributors to the increase.

Earnings per share—Diluted earnings per share from continuing operations were $0.20 compared to $0.61 in 2005. This decrease was primarily driven by the Brazil restructuring charges. Excluding the Brazil restructuring charges, earnings per share increased due to higher gross margin (primarily Latin American volume and foreign exchange) and lower net interest expense (debt retirements and lower interest rates). These gains were partially offset by higher general and administrative expenses resulting from increased development spending. The restructuring of our Brazil holding company, Brasiliana, eliminated restrictions on dividend payments to AES from three of our four principal Brazil businesses (Eletropaulo, Tiete, and Uruguaiana). The restructuring resulted in non-cash after-tax charges totaling $512 million, or

$0.76 per share, primarily related to a loss on sale of Eletropaulo stock in a secondary offering recognizing deferred currency adjustments and certain debt prepayment premiums, partially offset by favorable tax benefits.

Net cash from operating activities—We also achieved record cash flows from operating activities of $2.4 billion, 5.7% higher than 2005. Higher operating cash flows primarily reflect an increase in net earnings adjusted for non cash items.

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

Growth Projects and Building a Pipeline of New Initiatives

Portfolio management, which can include business restructuring and sale of all or a portion of businesses, was an important area of focus and success in 2006. We achieved important milestones in restructuring several of our Brazil businesses through a secondary offering of shares in our Eletropaulo subsidiary and using the proceeds to retire debt that had restrictive covenants precluding dividend payments to be received by AES. We sold a minority share of our Gener subsidiary in Chile, which increased the liquidity of those shares and we believe reduced the discount the local Chile stock market had been placing on Gener shares due to the prior illiquidity. We also sold our 50% equity position in a power project in Canada and sold a power plant in the U.K., both in negotiated transactions. We have worked to manage operational and financial risk through appropriate use of interest rate, energy, and foreign exchange risk management instruments and through effective procurement strategies.

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

In connection with the periodic evaluation of long-lived assets in accordance with the requirements of SFAS No. 144, the fair value of the asset can vary if different estimates and assumptions would have been used in our applied valuation techniques. In cases of impairment described in Note 17 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A, we made our best estimate of fair value using valuation methods based on the most current information. We have been in the process of divesting certain assets and their sales values can vary from the recorded fair value as described in Note 20 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A. Fluctuations in realized sales proceeds versus the estimated fair value of the asset are generally due to a variety of factors including differences in subsequent market conditions, the level of bidder interest, timing and terms of the transactions, and management’s analysis of the benefits of the transaction.

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

Consolidated Results of Operations

Overview

	Year Ended December 31,
Results of operations	2006 (Restated)	2005 (Restated)	2004 (Restated)	$ change 2006 vs. 2005	$ change 2005 vs. 2004
	(in millions, except per share data)
Revenue:
Latin America Generation	$2,616	$2,145	$1,584	$471	$561
Latin America Utilities	4,595	4,161	3,205	434	956
North America Generation	1,871	1,785	1,676	86	109
North America Utilities	1,032	951	885	81	66
Europe & Africa Generation	852	735	697	117	38
Europe & Africa Utilities	571	505	463	66	42
Middle East & Asia Generation	785	600	570	185	30
Corporate and Other(1)	(758)	(562)	(335)	(196)	(227)
Total Revenue	$11,564	$10,320	$8,745	$1,244	$1,575
Gross Margin:
Latin America Generation	$1,054	$857	$616	$197	$241
Latin America Utilities	884	596	517	288	79
North America Generation	565	599	594	(34)	5
North America Utilities	277	301	303	(24)	(2)
Europe & Africa Generation	249	186	182	63	4
Europe & Africa Utilities	112	112	60	—	52
Middle East & Asia Generation	200	242	252	(42)	(10)
Total Corporate and Other(2)	(248)	(190)	(147)	(58)	(43)
Interest expense	(1,763)	(1,826)	(1,816)	63	(10)
Interest income	426	375	254	51	121
Other expense	(449)	(110)	(113)	(339)	3
Other income	106	157	150	(51)	7
Gain (loss) on sale of investments	98	—	(1)	98	1
Loss on sale of subsidiary stock	(539)	—	(24)	(539)	24
Asset impairment expense	(28)	(16)	(49)	(12)	33
Foreign currency transaction losses on net monetary position	(88)	(145)	(109)	57	(36)
Equity in earnings of affiliates	72	71	63	1	8
Income tax expense	(334)	(483)	(365)	149	(118)
Minority interest expense	(459)	(324)	(195)	(135)	(129)
Income from continuing operations	135	402	172	(267)	230
Income from operations of discontinued businesses	105	188	41	(83)	147
(Loss) gain from disposal of discontinued businesses	(57)	—	91	(57)	(91)
Extraordinary items	21	—	—	21	—
Cumulative effect of accounting change	—	(3)	—	3	(3)
Net income	$204	$587	$304	$(383)	$283

	December 31,
Per share data:	2006 Restated	2005 Restated	2004 Restated	$ change 2006 vs. 2005	$ change 2005 vs. 2004
Basic income per share from continuing operations	$0.21	$0.62	$0.27	$(0.41)	$0.35
Diluted income per share from continuing operations	$0.20	$0.61	$0.27	$(0.41)	$0.34

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

Segment Analysis

Latin America

The following table summarizes revenue for our Generation and Utilities segments in Latin America for the periods indicated (in millions):

Latin America	For the Years Ended December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Latin America Generation	$2,616	23%	$2,145	21%	$1,584	18%
Latin America Utilities	4,595	40%	4,161	40%	3,205	37%

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

Utilities revenue increased $434 million, or 10%, due to favorable foreign currency translation impacts, increased demand Eletropaulo primarily from increased volume for industrial and commercial customers due to improved economic conditions and increased tariff rates at CAESS/EEO in El Salvador.

Fiscal Year 2005 versus 2004 Revenue

Generation revenue increased $561 million, or 35% due to increased intercompany volume sales and contract energy prices from Tiete to Eletropaulo in Brazil, higher contract energy prices at Gener in Chile and increased volume at Alicura in Argentina and Gener.

Utilities revenue increased $956 million, or 30% due to favorable foreign currency translation impacts, the recognition of a retroactive tariff increase as well as an increase in the average customer tariff due to a rate increase at Eletropaulo in Brazil in 2005.

Fiscal Year 2006 versus 2005 Gross Margin

The following table summarizes gross margin for the Generation and Utilities segments in Latin America for the periods indicated (in millions):

Latin America	For the Years Ended December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
		Gross		Gross		Gross
Gross Margin	Gross Margin	Margin	Gross Margin	Margin	Gross Margin	Margin
Latin America Generation	$1,054	31%	$857	29%	$616	24%
Latin America Utilities	884	26%	596	20%	517	20%

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

Utilities gross margin increased $288 million, or 48%, due to the recording of $192 million of gross bad debts reserve in the second quarter of 2005 related to the collectibility of certain municipal receivables at Eletropaulo and Sul in Brazil, favorable foreign exchange rates in Eletropaulo and a decrease in purchased electricity volume and prices at Eletropaulo. The increase in Utilities gross margin was partially offset by the increase for legal reserves at Eletropaulo.

Fiscal Year 2005 versus 2004 Gross Margin

Generation gross margin increased $241 million, or 39%, due to higher contract energy prices at Gener in Chile, partially offset by increased purchased electricity and fuel volumes at Andres in the Dominican Republic, unfavorable foreign exchange rates at Gener and Tiete in Brazil and higher transmission costs at Gener.

Utilities gross margin increased $79 million, or 15%, due to higher overall revenues and favorable foreign exchange rates at Eletropaulo in Brazil. The increase in Utilities gross margin was partially offset by the recording of $192 million of gross bad debts reserve in the second quarter of 2005 related to the collectibility of certain municipal receivables at Eletropaulo and Sul in Brazil, increased transmissions costs and legal reserves at Eletropaulo.

North America

The following table summarizes revenue for our Generation and Utilities segments in North America for the periods indicated (in millions):

North America	For the Years Ended December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
North America Generation	$1,871	16%	$1,785	17%	$1,676	19%
North America Utilities	1,032	9%	951	9%	885	10%

Fiscal Year 2006 versus 2005 Revenue

Generation revenue increased $86 million, or 5%, primarily due to higher spot market prices of $75 million in New York, increased charge rates for fuel and variable maintenance costs of $20 million in Puerto Rico, increased tariff rates and volume of $11 million at Deepwater in Texas primarily due to a new contract, a $9 million increase in sales of emission allowances in New York, higher volumes at Thames in Connecticut, and improved operating performance at Southland in California. These increases were partially offset by lower volume and an outage in 2006 at Merida III in Mexico.

Utilities revenue increased $81 million, or 9%, primarily due to higher pricing at IPL in Indiana due to the pass through of higher fuel costs and an increase in costs recovered from a NOx compliance construction program, slightly offset by a decrease in quantity of kWh sold, due to a 20% decrease in the cooling degree days and a 10% decrease in heating degree days compared to 2005.

Fiscal Year 2005 versus 2004 Revenue

Generation revenue increased $109 million, or 7%, primarily due to higher prices of $43 million and an increase in the sale of emission allowances at our business in New York, higher contract prices of $33 million at Merida III in Mexico, higher prices of $24 million in Puerto Rico, and favorable currency impacts of $9 million in Mexico. These increases were partially offset by a decrease in contract price at Shady Point in Oklahoma and outages at Thames in Connecticut.

Utilities revenue increased $66 million, or 7%, primarily due to increase in tariffs and volume at IPL in Indiana. The volume increase was primarily due to a 37% increase in cooling degree days compared to 2004, as well as an increased customer base of approximately 4,300 customers or 1% during 2005.

Fiscal Year 2006 versus 2005 Gross Margin

The following table summarizes gross margin for the Generation and Utilities segments in North America for the periods indicated (in millions):

North America	For the Years Ended December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
		Gross		Gross		Gross
Gross Margin	Gross Margin	Margin	Gross Margin	Margin	Gross Margin	Margin
North America Generation	$565	17%	$599	20%	$594	23%
North America Utilities	277	8%	301	10%	303	12%

Generation gross margin decreased $34 million, or 6%, primarily due to outages in 2006 at Warrior Run in Maryland, Hawaii, Ironwood in Pennsylvania and several plants in New York, as well as a scheduled reduction in pricing of the power purchase agreements for our Hawaii plant. The decrease was partly off set by higher energy margins and sales of emission allowances by $9 million in New York and increased contract prices at Deepwater in Texas.

Utilities gross margin decreased $24 million, or 8%, primarily due to higher maintenance costs at IPL in Indiana due to a scheduled outage on one of its large based load coal fired units that coincided with a project to enhance environmental emission technology to significantly reduce emissions as well as increased emissions allowances.

Fiscal Year 2005 versus 2004 Gross Margin

Generation gross margin increased $5 million, or 1%, with an increase in sale of emissions allowances in New York of $43 million, an increase in contract prices at Deepwater in Texas and higher volume at Warrior Run in Maryland and our Hawaii plant. These increases were partly offset by a decrease in contract pricing at Shady Point in Oklahoma, outages incurred at Thames in Connecticut, and lower dispatch at Southland in California.

Utilities gross margin decreased $2 million or 1% primarily due to IPL in Indiana having produced a greater portion of their electricity during 2005 using peaking unit resources as a result of higher electricity demand caused by higher average temperatures in the third quarter of 2005 as well as an increase in market price of purchased power.

Europe & Africa

The following table summarizes revenue for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

Europe & Africa	For the Years Ended December 31,
	2006		2005		2004
Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Europe/Africa Generation	$852	7%	$735	7%	$697	8%
Europe/Africa Utilities	571	5%	505	5%	463	5%

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

Asia

The following table summarizes revenue for the Generation segment in Asia for the periods indicated (in millions):

Asia/Middlle East	For the Years Ended December 31,
	2006		2005		2004
Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Asia/Middle East Generation	$785	7%	$600	6%	$570	7%

Fiscal Year 2006 versus 2005 Revenue

Asia revenues increased $185 million, or 31%, to $785 million in 2006 from $600 million in 2005. Excluding the estimated impacts of foreign currency translation, revenues would have remained constant at 31% from 2005 to 2006. The Asia business consists entirely of Generation revenue. Revenues increased primarily due to increased dispatch of approximately $150 million at the two Pakistan power generation plants, Lal Pir and Pak Gen, as well as $31 million of improvements at Kelanitissa primarily due to favorable dispatch which accounted for $16 million of the increase and increased rates which accounted for $15 million of that increase.

Fiscal Year 2005 versus 2004 Revenue

Asia Generation revenue increased $30 million, or 5%, to $600 million in 2005 from $570 million in 2004. Excluding the estimated impacts of foreign currency translation, revenues would have remained constant at 13% from 2004 to 2005. Revenue increased primarily due to increased volumes at Ras Laffan in Qatar of $35 million; at Kelanitissa in Sri Lanka for $12 million; and at Lal Pir in Pakistan for $8 million.

Fiscal Year 2006 versus 2005 Gross Margin

The following table summarizes gross margin for the Generation segment in Asia for the periods indicated (in millions):

Asia/Middle East	For the Years Ended December 31,
	2006		2005		2004
Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Asia/Middle East Generation	$200	6%	$242	8%	$252	10%

The gross margin of Asia decreased $42 million, or 17%, to $200 million in 2006 from $242 million in 2005. Gross margins decreased primarily due to a $16.4 million increase in unfavorable variable operating and maintenance costs and $5.5 million of increases associated with a rural grid fund tax.

Fiscal Year 2005 versus 2004 Gross Margin

Gross margin decreased $10 million, or 4%, to $242 million in 2005 from $252 million in 2004. Generation gross margin increased $32 million, or 13%, primarily due to improved volume in the Middle East markets of $53 million, which was partially offset by an increase in unfavorable rate variances and depreciation of $17 million and $8 million respectively.

Corporate and Other Expense

Corporate and other expenses include general and administrative expenses related to corporate staff functions and/or initiatives—primarily executive management, finance, legal, human resources, information systems and certain development costs which are not allocable to our business segments. In addition, this line item includes net operating results from other businesses which are immaterial for the purposes of separate segment disclosure and, the effects of eliminating transactions, such as management fee arrangements and self-insurance charges, between the operating segments and corporate.

Corporate and other expenses increased $58 million, or 31%, to $248 million in 2006 from $190 million in 2005. The increase is primarily due to increases in higher corporate development spending primarily in support of our Alternative Energy and Latin American businesses.

Corporate and other expenses increased $43 million, or 29%, to $190 million in 2005 from $147 million in 2004. This increase was primarily the result of higher professional and consulting fees associated with the restatement of the company’s financial statements as well as increased compensation costs. For years ended December 31, 2006, 2005 and 2004, Corporate and Other were 2% of total revenues.

Interest expense

Interest expense decreased $63 million, or 3%, to $1,763 million in 2006 from $1,826 million in 2005. Interest expense decreased primarily due to the benefits of debt retirements principally in the U.S., Brazil and the Dominican Republic, lower interest rates at certain of our businesses, and decreased amortization of deferred financing costs, offset by negative impacts from foreign currency translation in Brazil.

Interest expense increased $10 million, or 1%, to $1,826 million in 2005 from $1,816 million in 2004. Interest expense increased primarily due to negative impacts from foreign currency translation in Brazil, offset by the benefits of debt retirements in the U.S. and lower interest rate hedge related costs.

Interest income

Interest income increased $51 million, or 14%, to $426 million in 2006 from $375 million in 2005. Interest income increased primarily due to favorable foreign currency translation on the Brazilian Real higher cash and short-term investment balances at certain of our subsidiaries and interest income at one of our subsidiaries in the Dominican Republic related to the settlement of certain net receivables with the government.

Interest income increased $121 million, or 48%, to $375 million in 2005 from $254 million in 2004. Interest income increased primarily due to favorable foreign currency translation on the Brazilian Real and higher cash and short-term investment balances at certain of our subsidiaries combined with higher short-term interest rates.

Other income

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Gain on extinguishment of liabilities	$45	$82	$70
Gain on sale of assets	18	7	11
Insurance proceeds	13	11	—
Legal/dispute settlement	1	10	11
Other	29	47	58
Total other income	$106	$157	$150

Other income decreased $51 million to $106 million in 2006 from $157 million in 2005. Other income decreased primarily due to activity at our Brazilian subsidiaries, including the expiration of a tax liability of $70 million and a gain related to the determination of the collectibility of the Sao Paulo municipality agreement in 2005.

Other income increased $7 million to $157 million in 2005 from $150 million in 2004. Other income increased primarily due to the expiration of a tax liability in Brazil during 2005 coupled with gains on liability and debt extinguishments at one of the Company’s subsidiaries in Latin America and one in Europe and Africa.

Other expense

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Loss on extinguishment of liabilities	$(181)	$(3)	$(33)
Regulatory special obligations	(139)	—	—
Write-down of disallowed regulatory assets	(36)	—	—
Legal/dispute settlement	(31)	(30)	(5)
Loss on sale and disposal of assets	(28)	(47)	(22)
Marked-to-market loss on commodity derivatives	—	—	(5)
Other	(34)	(30)	(48)
Total other expense	$(449)	$(110)	$(113)

Other expense increased $339 million to $449 million in 2006 from $110 million in 2005. Other expense increased primarily due to losses associated with the early extinguishment of debt at several of our Latin American businesses, special obligations charges and a write-down of disallowed regulatory assets at one of our subsidiaries in Brazil.

Other expense decreased $3 million to $110 million in 2005 from $113 million in 2004. Other expense decreased primarily due to higher losses related to equity swap agreements to retire debt at the parent company in 2004, offset by higher losses on sales and disposals of assets at one of our subsidiaries in Brazil and increased legal settlement costs at the parent company and one of our North American subsidiaries in 2005.

Asset Impairment Expense

As discussed in Note 17 to the Consolidated Financial Statements, asset impairment expense for the year ended 2006 was $28 million and consisted primarily of the following:

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

Asset impairment expense for the year 2005 was $16 million and consisted primarily of the following:

During the third quarter of 2005, there was a pre-tax impairment charge of $6 million related to Totem Gas Storage, LLC (Totem). The investment asset impairment was due to AES’s notification from the sole managing member’s intention to dissolve, liquidate, and terminate Totem. This charge, combined with a $1.5 million impairment recognized in the fourth quarter of 2004, represented a complete write-

down of AES’s investment in Totem. During the first quarter of 2005, there was a pre-tax impairment charge of $5 million related to AES Southland (Southland). The fixed asset impairment was booked when, in the course of evaluating the impairment of long lived assets in accordance with SFAS No. 144, it was determined that the net book value of the peaker units were not fully realizable. During the fourth quarter of 2005, there was an additional pre-tax impairment charge of $2.5 million which represented the remaining carrying value of these units.

Asset impairment expense for the year 2004 was $49 million and consisted primarily of the following:

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

Foreign currency transaction losses on net monetary position

The following table summarizes the losses on the Company’s net monetary position from foreign currency transaction activities.

	Years Ended December 31,
	2006	2005	2004
	(in millions)
AES Corporation	$(17)	$10	$(8)
Argentina	(3)	(5)	(6)
Brazil	(56)	(96)	(58)
Venezuela	—	—	2
Dominican Republic	—	1	(28)
Pakistan	(18)	(22)	(17)
Chile	—	(20)	(3)
Kazakhstan	1	(4)	14
Colombia	(1)	(5)	(8)
Cameroon	2	(4)	5
Other	4	—	(2)
Total(1)	$(88)	$(145)	$(109)

(1)          Includes $(58) million, $(119) million and $(89) million of losses on foreign currency derivative contracts for December 31, 2006, 2005 and 2004, respectively.

The Company recognized foreign currency transaction losses of $88 million in 2006 compared to losses from foreign currency transactions of $145 million in 2005. The $57 million decrease in losses for 2006 as compared to 2005 was primarily related to lower foreign currency transaction losses in Brazil and Chile offset by increased foreign currency transaction losses at the parent company. Foreign currency movements typically result from changes in U.S. Dollar exchange rates at subsidiaries whose functional currency is not the U.S. Dollar, as well as gains or losses on monetary assets and liabilities denominated in a currency other than the functional currency of the entity and gains or losses on foreign currency derivatives.

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

The Company recognized foreign currency transaction losses of $145 million in 2005 compared to losses from foreign currency transactions of $109 million in 2004. The $36 million increase in losses for 2005 as compared to 2004 was primarily related to the gains in the Dominican Republic partially offset by losses in Brazil and Chile. The Dominican Peso devalued 11.3% in 2005 as compared to a 31.2% appreciation in 2004 contributing to $29 million of the change year over year partially related to one of our Dominican businesses which has a net monetary liability position denominated in the Dominican Peso. The Brazilian Real appreciated 11.7% during 2005 compared to 7.5% in 2004 offsetting the overall decrease in foreign currency losses by $38 million. The Chilean Peso appreciated 15.9% during 2005 compared to no change in 2004. The appreciation of the Chilean Peso increased losses of foreign currency derivative contracts in our Chilean businesses offsetting the overall decrease in foreign currency losses by $17 million.

Equity in earnings of affiliates

Equity in earnings of affiliates increased $1 million, or 1%, to $72 million in 2006 from $71 million in 2005. The increase was primarily due to the settlement of a legal claim in 2006 related to AES Barry, an equity method investment of AES during the first quarter of 2006, and higher earnings at several affiliates in Latin America. The increase was offset by the impact of increased losses at Cartagena, an equity method investment in Spain, in 2006 as compared to 2005.

Equity in earnings of affiliates increased $8 million, or 13%, to $71 million in 2005 from $63 million in 2004. The increase was primarily due to a plant fire causing lower earnings in 2004 at our affiliate in Canada, improved operations from our affiliates in India and the Netherlands, partially offset by reduced earnings due to higher coal prices at our affiliates in China.

Income taxes

Income tax expense related to continuing operations decreased $149 million to $334 million in 2006 from $483 million in 2005. The Company’s effective tax rates were 36% for 2006 and 40% for 2005. The reduction in the 2006 effective tax rate was due, in part, to the second quarter 2006 release of a $43 million valuation allowance at the Company’s Brazilian subsidiary, Eletropaulo, related to its deferred tax assets on certain pension obligations, a decrease in U.S. taxes on distributions from certain non-U.S. subsidiaries due to recent changes in tax laws, and the sale of Kingston in the first quarter of 2006, the gain on which was not taxable. The reduction in the 2006 effective tax rate was offset in part by the Special Obligation liabilities recorded at Eletropaulo and Sul.

Income tax expense related to continuing operations increased $118 million to $483 million in 2005 from $365 million in 2004. The Company’s effective tax rates were 40% for 2005 and 50% for 2004. The reduction in the 2005 effective tax rate was due, in part, to the reduction of taxes imposed on earnings of and distributions from the Company’s foreign subsidiaries and adjustments derived from the Company’s 2004 income tax returns filed in 2005.

Minority interest

Minority interest expense, net of tax, increased $135 million to $459 million in 2006 from $324 million in 2005. The increase is primarily due to higher earnings from our Brazilian companies offset by a decrease in the third quarter of 2006 in our economic ownership in Eletropaulo from 34% to 16%. We entered into a series of transactions to sell a portion of our shares in Eletropaulo as part of the restructuring of Brasiliana. See Note 14 to the Consolidated Financial Statements for a further discussion of the sale of Eletropaulo shares and Brasiliana restructuring.

Minority interest expense, net of tax, increased $129 million to $324 million in 2005 from $195 million in 2004. The increase is primarily due to higher earnings from our subsidiaries in Brazil and Cameroon and the 2004 sale of our interest in Oasis.

Discontinued operations

As discussed in Note 20 to the consolidated financial statements included in Item 8 of this Form 10-K/A; on February 22, 2007, the Company entered into a definitive agreement with PDVSA dated February 15, 2007, to sell all of its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a US$120 million dividend in 2007. Also, during 2006 we discontinued certain of our operations including Eden, a regulated utility located in Argentina, AES Indian Queens Power Limited and AES Indian Queens Operations Limited, collectively “IQP”, which is an Open Cycle Gas

Turbine, located in the U.K. Income from operations of discontinued businesses, net of tax, was $105 million in 2006.

In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America Utilities business located in Argentina. The Buenos Aires Province in Argentina approved the transaction in May 2007. Therefore Eden, a wholly-owned subsidiary of AES, has been classified as “held for sale” and reflected as such on the financial statements. In addition to the results of its operations, Eden has also recognized a $2 million favorable adjustment in the first quarter of 2007, to the originally recorded net loss on the sale as a result of the finalization of the sale transaction.

In September 2006, the Company completed the sale of IQP. Proceeds from the sale were $28 million in cash and the buyer’s assumption of debt of $30 million. The Company recognized a gain on disposal of discontinued businesses of $5 million. The results of operations of IQP and the associated gain on disposal are reflected in the discontinued operations line items on the financial statements.

In 2005, income from operations of discontinued businesses, net of tax, was $188 million. Income from operations of EDC, Central Valley, Eden and IQP totaled approximately $157 million for 2005. Additionally, a reversal of approximately $31 million was recorded in the third quarter of 2005 at Eden, related to the release of valuation allowance previously recorded against its net deferred tax assets.

Income from operations of discontinued businesses, net of tax, was $41 million in 2004. This loss was offset by a gain on disposal of discontinued businesses of $91 million during  the year. Businesses sold during 2004 included Whitefield, AES Communications Bolivia, Colombia I, Ede Este, Wolf Hollow, Carbones Internacionales del Cesar S.A. and Granite Ridge. These entities were recorded in discontinued operations in prior years.

Extraordinary item

As discussed in Note 6 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A, in May 2006, AES purchased an additional 25% interest in Itabo, a power generation business located in the Dominican Republic for approximately $23 million. Prior to May, the Company held a 25% interest in Itabo, through its Gener subsidiary, and had accounted for the investment using the equity method of accounting with a corresponding investment balance reflected in the “Investments in and advances to affiliates” line item on the consolidated balance sheets. As a result of the transaction, the Company consolidates Itabo and, therefore, the investment balance has been reclassified to the appropriate line items on the consolidated balance sheets with a corresponding minority interest liability for the remaining 50% interest not owned by AES. The Company realized an after-tax extraordinary gain of $21 million as a result of the transaction due to an excess of the fair value of the noncurrent assets over the purchase price.

Capital Resources And Liquidity

Overview

We are a holding company that conducts all of our operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to us (as the parent company), and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At December 31, 2006, we had $4.8 billion of recourse debt and $11.2 billion of non-recourse debt outstanding. For more information on our long-term debt see Note 8 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

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

Cash Flows

				Favorable/(Unfavorable)
Years Ended December 31,	2006	2005	2004	06 vs. 05	05 vs. 04
(in millions)
Operating	$2,360	$2,232	$1,497	$128	$735
Investing	(902)	(661)	(743)	(241)	82
Financing	(1,317)	(1,339)	(1,285)	22	(54)

At December 31, 2006 we increased cash and cash equivalents by $203 million from December 31, 2005 to a total of $1,379 million. The change in cash balances was impacted by $2,360 million of cash provided by operating activities offset by a use of cash for investing and financing of $902 million and $1,317 million, respectively and the positive effect of foreign currency translation of cash balances of $62 million.

Operating Activities

Net cash provided by operating activities increased by $128 million to $2,360 million during 2006 compared to $2,232 million during 2005. This increase was primarily due to:

•       $398 million increase in net earnings (adjusted for non cash items) and,

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

The $781 million increase in “adjustments to net income” was primarily due to the reversal of non-cash adjustments for:

•       a $470 million loss on the sale by Transgás of Eletropaulo shares;

•       $147 million increased losses on debt extinguishment;

•       an increase in minority interest expense of $124 million;

•       $183 million higher reserves for various liabilities, including litigation adjustments for various Brazilian subsidiaries; partially offset by,

•       $172 million decrease in the provision for deferred taxes; and

•       $41 million increased earnings of affiliates.

The following table includes details of changes in operating assets and liabilities on the face of the Consolidated Statement of Cash Flows:

	2006	2005	Change
	(in millions)
Decrease in accounts receivable	$93	$—	$93
Increase in inventory	(13)	(58)	45
(Increase) decrease in prepaid expenses and other current assets	(55)	124	(179)
Decrease in other assets	151	83	68
Decrease in accounts payable and accrued liabilities	(382)	(134)	(248)
(Decrease) increase in other liabilities	53	102	(49)
Total	$(153)	$117	$(270)

Accounts receivable decreased in the current year primarily due to lower energy pricing at our New York plant.

Inventory increased in the current year primarily due to seasonal increases and higher coal pricing at New York and IPL.

Increase in prepaid expenses and other current assets is primarily due to the cash impact of discontinuing the operations of EDC.

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

Other liabilities increased in the current year primarily due to the increase in long term deferred revenue at Lal Pir and Pak Gen, both located in Pakistan. These increases were partially offset by a decrease in pension liabilities at Eletropaulo, IPL and Sul.

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

Proceeds from the sale of businesses totaled $898 million in 2006 and $22 million in 2005, an increase of $876 million. The sales included $522 million from the sale by Transgás of Eletropaulo preferred shares and $80 million in a related sale by Brasiliana of its preferred shares in Eletropaulo, $123 million from the sale of approximately 7.6% of our shares in AES Gener, $110 million from the sale of our Kingston business in Canada, $33 million from the sale of unissued shares at EDC and $28 million from the sale of Indian Queens. The proceeds in 2005 included the sale of a minority interest in Barka Holdings, Ltd. for $22 million.

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

Contractual Obligations

A summary of our contractual obligations, commitments and other liabilities as of December 31, 2006 is presented in the table below (in millions).

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years	Footnote Reference
Debt Obligations(1)	$16,035	$1,411	$2,639	$3,119	$8,866	8
Interest Payments on Long-Term Debt(2)	9,608	1,366	2,463	1,958	3,821	n/a
Capital Lease Obligations(3)	10	4	5	1	—	10
Other Long-term Liabilities Reflected on AES’s Consolidated Balance Sheet under GAAP(4)	853	83	171	144	455	n/a
Operating Lease Obligations(5)	178	17	30	22	109	10
Sale Leaseback Obligations(6)	1,316	63	126	134	993	10
Electricity Obligations(7)	23,389	1,430	3,204	3,568	15,187	10
Fuel Obligations(8)	10,509	1,020	1,902	1,554	6,033	10
Other(9)	3,374	1,234	1,058	263	819	10
Total	$65,272	$6,628	$11,598	$10,763	$36,283

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

(6)          Sale/Leaseback Obligations—In May 1999, a subsidiary of the Company acquired six electric generating stations from New York State Electric and Gas (“NYSEG”). Concurrently, the subsidiary sold two of the plants to an unrelated third party for $666 million and simultaneously entered into a leasing arrangement with the unrelated party. This transaction has been accounted for as a sale/leaseback with operating lease treatment.

(7)          Operating subsidiaries of the Company have entered into contracts for the purchase of electricity from third parties.

(8)          Fuel Obligations—Operating subsidiaries of the Company have entered into various contracts for the purchase of fuel subject to termination only in certain limited circumstances.

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

The following table sets forth parent company liquidity as of December 31, for the periods indicated.

Parent Company Liquidity	2006	2005	2004
	(in millions)
Cash and cash equivalents	$1,379	$1,176	$931
Less: Cash and cash equivalents at subsidiaries	1,142	914	644
Parent cash and cash equivalents	237	262	287
Borrowing available under revolving credit facility	662	356	352
Borrowing available under senior unsecured credit facility	227	—	—
Cash at qualified holding companies	20	6	4
Total parent liquidity	$1,146	$624	$643

Our parent recourse debt at year-end was approximately $4.8 billion, $4.9 billion, and $5.2 billion in 2006, 2005 and 2004, respectively. Our contingent contractual obligations were $995 million, $802 million, and $559 million at the end of 2006, 2005, and 2004, respectively.

The following table sets forth our parent company contingent contractual obligations as of December 31, 2006:

			Exposure Range
		Number of	for Each
Contingent Contractual obligations	Amount	Agreements	Agreement
	(in millions)
Guarantees	$533	32	<$1 - $10	0
Letters of credit under the revolving credit facility	88	12	<$1 - $2	6
Letters of credit under the senior unsecured credit facility	373	8	<$1 - $33	3
Surety bonds	1	1	<$	1
Total	$995	53

We have a varied portfolio of performance related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, tax indemnities, spot market power prices, supplies support and liquidated damages under power sales agreements for projects in development, under construction and operating. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations during 2007 or beyond, many of the events which would give rise to such an obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments there under.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective in 2006. In 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

Additionally, as discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements and financial statement schedules have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2007 (August 6, 2007 as to the effects of the August 2007 Restatement on the Contract Accounting material weakness as described in Management’s Report on Internal Controls over Financial Reporting, as restated) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

McLean, Virginia
May 22, 2007 (August 6, 2007 as to the effects of the August 2007 Restatement and Reclassification into Discontinued Operations described in Note 1, Note 26 and the Restatement section of Note 1 on page S-5)

THE AES CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
	(Restated)(1)	(Restated)(1)
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,379	$1,176
Restricted cash	548	437
Short-term investments	640	199
Accounts receivable, net of reserves of $233 and $260, respectively	1,769	1,517
Inventory	471	421
Receivable from affiliates	76	71
Deferred income taxes—current	208	258
Prepaid expenses	109	113
Other current assets	927	670
Current assets of held for sale and discontinued businesses	438	425
Total current assets	6,565	5,287
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	928	837
Electric generation and distribution assets	21,835	20,266
Accumulated depreciation	(6,545)	(5,632)
Construction in progress	979	681
Property, plant and equipment, net	17,197	16,152
Other assets:
Deferred financing costs, net of accumulated amortization of $188 and $217, respectively	279	268
Investments in and advances to affiliates	595	664
Debt service reserves and other deposits	524	546
Goodwill, net	1,416	1,410
Other intangible assets, net of accumulated amortization of $171 and $127, respectively	298	276
Deferred income taxes—noncurrent	602	698
Other assets	1,634	1,407
Noncurrent assets of held for sale and discontinued businesses	2,091	2,287
Total other assets	7,439	7,556
TOTAL ASSETS	$31,201	$28,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$795	$998
Accrued interest	404	373
Accrued and other liabilities	2,131	2,037
Recourse debt-current portion	—	200
Non-recourse debt-current portion	1,411	1,367
Current liabilities of held for sale and discontinued businesses	288	301
Total current liabilities	5,029	5,276
LONG-TERM LIABILITIES
Non-recourse debt	9,834	10,318
Recourse debt	4,790	4,682
Deferred income taxes-noncurrent	803	789
Pension liabilities and other post-retirement liabilities	844	829
Other long-term liabilities	3,554	3,337
Long-term liabilities of held for sale and discontinued businesses	434	545
Total long-term liabilities	20,259	20,500
Minority Interest (including discontinued businesses of $175 and $123, respectively)	2,948	1,607
Commitments and Contingent Liabilities (see Notes 10 and 11)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 665,126,309 and 655,882,836 shares issued and outstanding at December 31, 2006 and 2005, respectively)	7	7
Additional paid-in capital	6,654	6,561
Accumulated deficit	(1,096)	(1,300)
Accumulated other comprehensive loss	(2,600)	(3,656)
Total stockholders’ equity	2,965	1,612
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,201	$28,995

(1)             See Note 1 related to the restated consolidated financial statements

See notes to consolidated financial statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
	(Restated)(1)	(Restated)(1)	(Restated)(1)
	(in millions, except per share data)
Revenues:
Regulated	$6,198	$5,617	$4,553
Non-Regulated	5,366	4,703	4,192
Total revenues	11,564	10,320	8,745
Cost of Sales:
Regulated	(4,114)	(4,021)	(3,328)
Non-Regulated	(4,052)	(3,371)	(2,859)
Total cost of sales	(8,166)	(7,392)	(6,187)
Gross margin	3,398	2,928	2,558
General and administrative expenses	(305)	(225)	(181)
Interest expense	(1,763)	(1,826)	(1,816)
Interest income	426	375	254
Other expense	(449)	(110)	(113)
Other income	106	157	150
Gain (loss) on sale of investments	98	—	(1)
Loss on sale of subsidiary stock	(539)	—	(24)
Asset impairment expense	(28)	(16)	(49)
Foreign currency transaction losses on net monetary position	(88)	(145)	(109)
Equity in earnings of affiliates	72	71	63
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	928	1,209	732
Income tax expense	(334)	(483)	(365)
Minority interest expense	(459)	(324)	(195)
INCOME FROM CONTINUING OPERATIONS	135	402	172
Income from operations of discontinued businesses net of income tax (expense) benefit of $(79), $(13) and $11, respectively	105	188	41
(Loss) gain from disposal of discontinued businesses net of income tax benefit of $—, $— and $5, respectively	(57)	—	91
INCOME BEFORE EXTRA ORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	183	590	304
Income from extraordinary items net of income tax expense of $—	21	—	—
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	204	590	304
Cumulative effect of change in accounting principle net of income tax benefit of $—, $2, and $—, respectively	—	(3)	—
Net income	$204	$587	$304
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.21	$0.62	$0.27
Discontinued operations	0.07	0.29	0.20
Extraordinary items	0.03	—	—
Cumulative effect of change in accounting principle	—	(0.01)	—
BASIC EARNINGS PER SHARE:	$0.31	$0.90	$0.47
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.20	$0.61	$0.27
Discontinued operations	0.07	0.28	0.20
Extraordinary items	0.03	—	—
Cumulative effect of change in accounting principle	—	(0.01)	—
DILUTED EARNINGS PER SHARE:	$0.30	$0.88	$0.47

(1)             See Note 1 related to the restated consolidated financial statements

See notes to consolidated financial statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
	(Restated)(1)	Restated)(1)	(Restated)(1)
	(in millions)
OPERATING ACTIVITIES:
Net income	$204	$587	$304
Adjustments to net income:
Depreciation and amortization of intangible assets	933	864	777
Loss from sale of investments and goodwill and asset impairment expense	491	49	74
Loss (gain) on disposal and impairment write-down associated with discontinued operations	62	—	(98)
Provision for deferred taxes	(34)	138	211
Minority interest expense	478	354	211
Contingencies	173	(10)	28
Loss (gain) on the extinguishment of debt	148	1	(59)
Other	58	132	297
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	93	—	(110)
Increase in inventory	(13)	(58)	(23)
(Increase) decrease in prepaid expenses and other current assets	(55)	124	(82)
Decrease (increase) in other assets	151	83	(62)
(Decrease) increase in accounts payable and accrued liabilities	(382)	(134)	74
Increase (decrease) in other liabilities	53	102	(45)
Net cash provided by operating activities	2,360	2,232	1,497
INVESTING ACTIVITIES:
Capital Expenditures	(1,460)	(826)	(706)
Acquisitions—net of cash acquired	(19)	(85)	(20)
Proceeds from the sales of businesses	898	22	35
Proceeds from the sales of assets	24	26	28
Sale of short-term investments	2,011	1,499	1,402
Purchase of short-term investments	(2,359)	(1,345)	(1,388)
(Increase) decrease in restricted cash	(8)	94	(43)
Purchase of emission allowances	(77)	(19)	(5)
Proceeds from the sales of emission allowances	82	42	3
Decrease (increase) in debt service reserves and other assets	46	(100)	(63)
Purchase of long-term available-for-sale securities	(52)	—	—
Other investing	12	31	14
Net cash used in investing activities	(902)	(661)	(743)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities, net	72	53	—
Issuance of recourse debt	—	5	491
Issuance of non-recourse debt	3,097	1,710	2,110
Repayments of recourse debt	(150)	(259)	(1,140)
Repayments of non-recourse debt	(4,059)	(2,651)	(2,534)
Payments for deferred financing costs	(86)	(21)	(109)
Distributions to minority interests	(335)	(186)	(139)
Contributions from minority interests	125	1	24
Issuance of common stock	78	26	16
Financed capital expenditures	(52)	(1)	(6)
Other financing	(7)	(16)	2
Net cash used in financing activities	(1,317)	(1,339)	(1,285)
Effect of exchange rate changes on cash	62	13	6
Total increase (decrease) in cash and cash equivalents	203	245	(525)
Cash and cash equivalents, beginning	1,176	931	1,456
Cash and cash equivalents, ending	$1,379	$1,176	$931
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,718	$1,674	$1,759
Cash payments for income taxes, net of refunds	$479	$268	$197
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt retirement	$—	$—	$168
Brasiliana Energia debt exchange (See Note 14)	$—	$—	$773
Transfer of Infoenergy to Brasiliana	$13	$—	$—
IQP—Buyer’s assumption of debt (See Note 20)	$30	$—	$—

(1)                See Note 1 related to the restated consolidated financial statements

See notes to consolidated financial statements.

THE AES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Income
	(in millions)
Balance at January 1, 2004 (As Restated)(1)	625.6	6	5,774	(2,191)	(3,710)
Net income (Restated)(1)	—	—	—	304	—	304
Subsidiary sale of stock	—	—	482	—	—	—
Foreign currency translation adjustment (net of reclassification to earnings of $(46) for the sale or write off of investments in foreign entities, net of income tax expense of $15) (Restated)(1)	—	—	—	—	85	85
Minimum pension liability adjustment (net of income tax expense of $4)	—	—	—	—	18	18
Change in derivative fair value (including a reclassification to earnings of $88 million, net of tax, and an income tax benefit of $23) (Restated)(1)	—	—	—	—	(34)	(34)
Comprehensive income (Restated)(1)						$373
Issuance of common stock in exchange for cancellation of debt	19.7	—	168	—	—
Issuance of common stock under benefit plans and exercise of stock options and warrants (net of income tax benefit of $5 million)	4.8	1	34	—	—
Stock compensation (Restated)(1)	—	—	20	—	—
Balance at December 31, 2004 (Restated)(1)	650.1	$7	$6,478	$(1,887)	$(3,641)
Net income (Restated)(1)	—	—	—	587	—	587
Foreign currency translation adjustment (net of reclassification to earnings of $1 for the sale or write off of investments in foreign entities, net of income tax expense of $11) (Restated)(1)	—	—	—	—	72	72
Minimum pension liability adjustment (net of income tax benefit of $10) (Restated)(1)	—	—	—	—	(12)	(12)
Change in derivative fair value (including a reclassification to earnings of $153 million, net of income tax benefit of $105) (Restated)(1)	—	—	—	—	(75)	(75)
Comprehensive income (Restated)(1)						$572
Issuance of common stock under benefit plans and exercise of stock options and warrants (net of income tax benefit of $14 million)	5.8	—	62	—	—
Stock compensation (Restated)(1)	—	—	21	—	—
Balance at December 31, 2005 (Restated)(1)	655.9	$7	$6,561	$(1,300)	$(3,656)
Net income (Restated)(1)	—	—	—	204	—	204
Subsidiary sale of stock	—	—	(35)	—	—	—
Change in fair value of available for sale securities (net of income tax benefit of $2)					(3)	(3)
Foreign currency translation adjustment (net of income tax expense of $9)	—	—	—	—	691	691
Minimum pension liability adjustment (net of income tax expense of $2)	—	—	—	—	—	—
Change in derivative fair value (including a reclassification to earnings of $(6) million, net of an income tax expense of $194)	—	—	—	—	274	274
Effect of SFAS No. 158 (net of income tax expense of $60)					94	—
Comprehensive income (Restated)(1)						$1,166
Issuance of common stock under benefit plans and exercise of stock options and warrants	9.2	—	97	—	—
Stock compensation	—	—	31	—	—
Balance at December 31, 2006 (Restated)(1)	665.1	$7	$6,654	$(1,096)	$(2,600)

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

The Company’s retirement obligations covered by SFAS No. 143 primarily include active ash landfills, water treatment basins and the removal or dismantlement of certain plant and equipment. As of December 31, 2006 and 2005, the Company had recorded liabilities of approximately $51 million and $46 million, respectively, related to asset retirement obligations. There are no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the amounts recorded, which were related to asset retirement obligations, during the years ended December 31, 2006 and 2005:

	2006	2005
	(in millions)
Balance at January 1	$46	$23
Additional liability recorded from cumulative effect of accounting change	—	18
Additional liabilities incurred in the current period	—	5
Accretion expense	3	2
Change in estimated cash flows	1	(1)
Translation adjustments	1	(1)
Balance at December 31	$51	$46

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

RESTATEMENT

The Company previously identified certain material weaknesses related to its system of interal control over financial reporting which required us to restate our financial statements for the years ended December 31 2005 and prior as disclosed in our Form 10-K filed on May 23, 2007. Subsequent to the filing of our 2006 Form 10-K, certain other errors were found related to Brazil “special obligations” and accounting for leases at our Pakistan and Southland subsidiaries. As a result of these errors we are restating our financial statements for the years ended December 31, 2006 and prior.

The term “August 2007 Restatement” refers collectively to the errors related to special obligations liabilities at the AES Eletropaulo and AES Sul subsidiaries and the errors related to accounting for leases at the AES Southland and Pakistan subsidiaries and the reclassification of EDC and Central Valley into discontinued operations. The term “May 2007 Restatement” refers collectively to the errors that were previously discussed in our 2006 Annual Report on Form 10-K that was filed on May 23, 2007.

The following table details the impact of the August 2007 Restatement on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006:

	Year Ended December 31, 2006
		Aug-2007	Discontinued Operations		2006 Form
	2006 Form 10-K	Restatement	EDC	Central Valley	10-K/A
Revenues:
Regulated	$ 6,849	$ —	$ (651)	$ —	6,198
Non-Regulated	5,450	(48)	—	(36)	5,366
Total revenues	12,299	(48)	(651)	(36)	11,564
Cost of Sales:
Regulated	(4,578)	—	465	—	(4,114)
Non-Regulated	(4,090)	(1)	—	38	(4,052)
Total cost of sales	(8,668)	(1)	465	38	(8,166)
Gross margin	3,631	(49)	(186)	2	3,398
General and administrative expenses	(305)	—	—	—	(305)
Interest expense	(1,802)	—	39	—	(1,763)
Interest income	443	—	(17)	—	426
Other expense	(308)	(139)	(2)	—	(449)
Other income	115	—	(9)	—	106
Gain (loss) on sale of investments	98	—	—	—	98
Loss on sale of subsidiary stock	(539)	—	—	—	(539)
Asset impairment expense	(29)	—	1	—	(28)
Foreign currency transaction losses on net monetary position	(77)	—	(11)	—	(88)
Equity in earnings of affiliates	72	—	—	—	72
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,299	(188)	(185)	2	928
Income tax expense	(403)	(1)	72	(2)	(334)
Minority interest expense	(610)	132	19	—	(459)
INCOME FROM CONTINUING OPERATIONS	286	(57)	(94)	—	135
Income (loss) from operations of discontinued businesses net of income tax	11	—	94	—	105
(Loss) gain from disposal of discontinued businesses net of income tax	(57)	—	—	—	(57)
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	240	(57)	—	—	183
Income from extraordinary items net of income tax	21	—	—	—	21
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	261	(57)	—	—	204
Cumulative effect of change in accounting principle net of income tax	—	—	—	—	—
Net income	$ 261	$ (57)	$ —	$ —	$ 204

The following table details the impact of both the May 2007 and the August 2007 Restatements on the Company’s Consolidated Statement of Operations for the year ended December 31, 2005:

	Year Ended December 31, 2005
	As Previously	May 2007	2006	Aug 2007	Discontinued Operations		2006 Form
	Reported	Restatement	Form 10-K	Restatement	EDC	Central Valley	10-K/A
Revenues:
Regulated	$ 5,737	$ 515	$ 6,252	$ —	$ (635)	$ —	$ 5,617
Non-Regulated	5,349	(580)	4,769	(33)	—	(33)	4,703
Total revenues	11,086	(65)	11,021	(33)	(635)	(33)	10,320
Cost of Sales:
Regulated	(4,500)	82	(4,418)	—	397	—	(4,021)
Non-Regulated	(3,408)	4	(3,404)	(1)	—	34	(3,371)
Total cost of sales	(7,908)	86	(7,822)	(1)	397	34	(7,392)
Gross margin	3,178	21	3,199	(34)	(238)	1	2,928
General and administrative expenses	(221)	(4)	(225)	—	—	—	(225)
Interest expense	(1,896)	3	(1,893)	—	67	—	(1,826)
Interest income	391	4	395	—	(20)	—	375
Other expense	19	(151)	(132)	—	22	—	(110)
Other income	—	171	171	—	(14)	—	157
Gain (loss) on sale of investments	—	—	—	—	—	—	—
Loss on sale of subsidiary stock	—	—	—	—	—	—	—
Asset impairment expense	—	(16)	(16)	—	—	—	(16)
Foreign currency transaction losses on net monetary position	(89)	(12)	(101)	—	(44)	—	(145)
Equity in earnings of affiliates	76	(6)	70	—	1	—	71
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,458	10	1,468	(34)	(226)	1	1,209
Income tax expense	(465)	(60)	(525)	(3)	46	(1)	(483)
Minority interest expense	(361)	(8)	(369)	19	26	—	(324)
INCOME FROM CONTINUING OPERATIONS	632	(58)	574	(18)	(154)	—	402
Income (loss) from operations of discontinued businesses net of income tax	—	34	34	—	154	—	188
(Loss) gain from disposal of discontinued businesses net of income	—	—	—	—	—	—	—
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	632	(24)	608	(18)	—	—	590
Income from extraordinary items net of income tax	—	—	—	—	—	—	—
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	632	(24)	608	(18)	—	—	590
Cumulative effect of change in accounting principle net of income tax	(2)	(1)	(3)	—	—	—	(3)
Net income	$ 630	$ (25)	$ 605	$ (18)	$ —	$ —	$ 587

The following table details the impact of both the May 2007 and the August 2007 Restatements on the Company’s Consolidated Statement of Operations for the year ended December 31, 2004:

	Year Ended December 31, 2004
	As Previously	May-2007	2006	Aug-2007	Discontinued Operations		2006 Form
	Reported	Restatement	Form 10-K	Restatement	EDC	Central Valley	10-K/A
Revenues:
Regulated	$ 4,897	$ 275	$ 5,172	$ —	$ (619)	$ —	$ 4,553
Non-Regulated	4,566	(346)	4,220	10	—	(38)	4,192
Total revenues	9,463	(71)	9,392	10	(619)	(38)	8,745
Cost of Sales:
Regulated	(3,781)	71	(3,710)	—	382	—	(3,328)
Non-Regulated	(2,900)	9	(2,891)	(3)	—	35	(2,859)
Total cost of sales	(6,681)	80	(6,601)	(3)	382	35	(6,187)
Gross margin	2,782	9	2,791	7	(237)	(3)	2,558
General and administrative expenses	(182)	1	(181)	—	—	—	(181)
Interest expense	(1,932)	12	(1,920)	—	104	—	(1,816)
Interest income	282	1	283	—	(29)	—	254
Other expense	12	(135)	(123)	—	10	—	(113)
Other income	—	157	157	—	(7)	—	150
Gain (loss) on sale of investments	(45)	44	(1)	—	—	—	(1)
Loss on sale of subsidiary stock	—	(24)	(24)	—	—	—	(24)
Asset impairment expense	—	(50)	(50)	—	1	—	(49)
Foreign currency transaction losses on net monetary position	(165)	29	(136)	—	27	—	(109)
Equity in earnings of affiliates	70	(7)	63	—	—	—	63
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	822	37	859	7	(131)	(3)	732
Income tax expense	(359)	(21)	(380)	(3)	18	—	(365)
Minority interest expense	(199)	(12)	(211)	—	16	—	(195)
INCOME FROM CONTINUING OPERATIONS	264	4	268	4	(97)	(3)	172
Income (loss) from operations of discontinued businesses net of income	34	(93)	(59)	—	97	3	41
(Loss) gain from disposal of discontinued businesses net of income	—	91	91	—	—	—	91
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	298	2	300	4	—	—	304
Income from extraordinary items net of income tax	—	—	—	—	—	—	—
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	298	2	300	4	—	—	304
Cumulative effect of change in accounting principle net of income	—	—	—	—	—	—	—
Net income	$ 298	$ 2	$ 300	$ 4	$ —	$ —	$ 304

The following table details the impact of the August 2007 Restatement on the Company’s Consolidated Balance Sheet as of December 31, 2006:

	As of December 31, 2006
		August 2007	Discontinued Operations		2006 Form
	2006 Form 10-K	Restatement	EDC	Central Valley	10-K/A
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,575	$—	$(191)	$(5)	$1,379
Restricted cash	548	—	—	—	548
Short-term investments	640	—	—	—	640
Accounts receivable, net of reserves of $233	1,903	—	(129)	(5)	1,769
Inventory	518	—	(45)	(2)	471
Receivable from affiliates	81	—	(5)	—	76
Deferred income taxes—current	213	—	(5)	—	208
Prepaid expenses	113	—	(4)	—	109
Other current assets	943	—	(16)	—	927
Current assets of held for sale and discontinued businesses	31	—	395	12	438
Total current assets	6,565	—	—	—	6,565
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	950	—	(19)	(3)	928
Electric generation and distribution assets	23,990	—	(2,133)	(22)	21,835
Accumulated depreciation	(6,979)	—	427	7	(6,545)
Construction in progress	1,113	—	(133)	(1)	979
Property, plant and equipment, net	19,074	—	(1,858)	(19)	17,197
Other assets:
Deferred financing costs, net of accumulated amortization of $188	285	—	(6)	—	279
Investments in and advances to affiliates	596	—	(1)	—	595
Debt service reserves and other deposits	524	—	—	—	524
Goodwill, net	1,419	—	—	(3)	1,416
Other intangible assets, net of accumulated amortization of $171	305	—	(6)	(1)	298
Deferred income taxes—noncurrent	663	—	(59)	(2)	602
Other assets	1,627	28	(20)	(1)	1,634
Noncurrent assets of held for sale and discontinued businesses	105	—	1,950	36	2,091
Total other assets	5,524	28	1,858	29	7,439
TOTAL ASSETS	$31,163	$28	$—	$10	$31,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$892	—	$(96)	$(1)	$795
Accrued interest	412	—	(8)	—	404
Accrued and other liabilities	2,227	—	(95)	(1)	2,131
Recourse debt-current portion	—	—	—	—	—
Non-recourse debt-current portion	1,453	—	(42)	—	1,411
Current liabilities of held for sale and discontinued businesses	45	—	241	2	288
Total current liabilities	5,029	—	—	—	5,029
LONG-TERM LIABILITIES
Non-recourse debt	10,102	—	(268)	—	9,834
Recourse debt	4,790	—	—	—	4,790
Deferred income taxes-noncurrent	790	9	(6)	10	803
Pension liabilities and other post-retirement liabilities	883	—	(39)	—	844
Other long-term liabilities	3,371	242	(57)	(2)	3,554
Long-term liabilities of held for sale and discontinued businesses	62	—	370	2	434
Total long-term liabilities	19,998	251	—	10	20,259
Minority Interest (including discontinued businesses of $175	3,100	(152)	—	—	2,948
Commitments and Contingent Liabilities (see Notes 10 and 11)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 665,126,309 issued and outstanding at December 31, 2006	7	—	—	—	7
Additional paid-in capital	6,654	—	—	—	6,654
Accumulated deficit	(1,025)	(71)	—	—	(1,096)
Accumulated other comprehensive loss	(2,600)	—	—	—	(2,600)
Total stockholders’ equity	3,036	(71)	—	—	2,965
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$31,163	$28	$—	$10	$31,201

The following table details the impact of both the May 2007 the August 2007 Restatements on the Company’s Consolidated Balance Sheet as of December 31, 2005:

	As of December 31, 2005
	As Previously	May 2007	2006	August 2007	Discontinued Operations		2006 Form
	Reported	Restatement	Form 10-K	Restatement	EDC	Central Valley	10-K/A
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,390	$(69)	$1,321	$—	$(144)	$(1)	$1,176
Restricted cash	420	57	477	—	(40)	—	437
Short-term investments	203	(4)	199	—	—	—	199
Accounts receivable, net of reserves of $260	1,615	33	1,648	—	(127)	(4)	1,517
Inventory	460	(3)	457	—	(34)	(2)	421
Receivable from affiliates	2	71	73	—	(2)	—	71
Deferred income taxes—current	267	3	270	—	(12)	—	258
Prepaid expenses	119	—	119	—	(6)	—	113
Other current assets	756	(68)	688	—	(18)	—	670
Current assets of held for sale and discontinued businesses	—	35	35	—	383	7	425
Total current assets	5,232	55	5,287	—	—	—	5,287
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	860	—	860	—	(20)	(3)	837
Electric generation and distribution assets	22,440	(139)	22,301	—	(2,014)	(21)	20,266
Accumulated depreciation	(6,087)	112	(5,975)	—	338	5	(5,632)
Construction in progress	1,441	(594)	847	—	(166)	—	681
Property, plant and equipment, net	18,654	(621)	18,033	—	(1,862)	(19)	16,152
Other assets:
Deferred financing costs, net of accumulated amortization of $217	294	(19)	275	—	(7)	—	268
Investments in and advances to affiliates	670	(5)	665	—	(1)	—	664
Debt service reserves and other deposits	611	(65)	546	—	—	—	546
Goodwill, net	1,428	(15)	1,413	—	—	(3)	1,410
Other intangible assets, net of accumulated amortization of $127	—	284	284	—	(7)	(1)	276
Deferred income taxes—noncurrent	807	(24)	783	—	(85)	—	698
Other assets	1,736	(327)	1,409	21	(16)	(7)	1,407
Noncurrent assets of held for sale and discontinued businesses	—	265	265	—	1,978	44	2,287
Total other assets	5,546	94	5,640	21	1,862	33	7,556
TOTAL ASSETS	$29,432	$(472)	$28,960	$21	$—	$14	$28,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,104	$(13)	$1,091	—	$(90)	$(3)	$998
Accrued interest	382	(2)	380	—	(7)	—	373
Accrued and other liabilities	2,122	(15)	2,107	—	(67)	(3)	2,037
Recourse debt-current portion	200	—	200	—	—	—	200
Non-recourse debt-current portion	1,598	(151)	1,447	—	(79)	(1)	1,367
Current liabilities of held for sale and discontinued businesses	—	51	51	—	243	7	301
Total current liabilities	5,406	(130)	5,276	—	—	—	5,276
LONG-TERM LIABILITIES
Non-recourse debt	11,226	(588)	10,638	—	(320)	—	10,318
Recourse debt	4,682	—	4,682	—	—	—	4,682
Deferred income taxes-noncurrent	721	56	777	6	(8)	14	789
Pension liabilities and other post-retirement liabilities	857	8	865	—	(36)	—	829
Other long-term liabilities	3,280	54	3,334	48	(43)	(2)	3,337
Long-term liabilities of held for sale and discontinued businesses	—	136	136	—	407	2	545
Total long-term liabilities	20,766	(334)	20,432	54	—	14	20,500
Minority Interest (including discontinued businesses of $122	1,611	15	1,626	(19)	—	—	1,607
Commitments and Contingent Liabilities (see Notes 10 and 11)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 655,882,836 shares issued and outstanding at December 31, 2005	7	—	7	—	—	—	7
Additional paid-in capital	6,517	44	6,561	—	—	—	6,561
Accumulated deficit	(1,214)	(72)	(1,286)	(14)	—	—	(1,300)
Accumulated other comprehensive loss	(3,661)	5	(3,656)	—	—	—	(3,656)
Total stockholders’ equity	1,649	(23)	1,626	(14)	—	—	1,612
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$29,432	$(472)	$28,960	$21	$—	$14	$28,995

B. Narrative Discussion of Adjustments and Reclassifications

The following narrative explains the combined restatement adjustments and reclassifications that have been presented in both the 2006 Form 10-K filed on May 23, 2007 and this Form 10-K/A. The narrative is presented in three subsections, “Adjustments contained in the May 2007 Restatement;” “Adjustments presented in the August 2007 Restatement,” which presents adjustments made since the May 23 Restatement; and Reclassifications into Discontinued Operations of certain businesses.

1.              Adjustments contained in the May 2007 Restatement

Background

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

•       Derivative accounting; and

•       Income taxes.

In part, the continuing remediation of these material weaknesses resulted in the identification of certain material financial statement errors. The Company has restated its financial statements for years ended prior to December 31, 2005 on March 30, 2005, January 19, 2006 and April 4, 2006 largely as a result of material weaknesses. As part of the Company’s plan to remediate these material weaknesses in internal control over financial reporting, the Company has embarked on a program, over a several year period, to improve the quality of its people, processes and financial systems. This has included a broad restructuring of the global finance organization to operate on a more centralized basis and the recruitment of additional accounting, financial reporting, income tax, internal control and internal audit staff around the world.

During the fourth quarter of 2006, in conjunction with these improvements, continued remediation of some of our material weaknesses and overall strengthening of controls across our businesses, the Company identified certain additional errors which required the restatement of previously issued consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 and for the previously issued interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

The Company’s remediation efforts for certain material weaknesses reported as of December 31, 2005, as well as improvements to controls across the Company, resulted in the identification of errors included in the May 2007 Restatement. In addition, a number of immaterial errors were identified as a result of the continued strengthening of the global finance organization. The Company believes that the increase in technical tax and accounting expertise, increased staffing levels at certain of our businesses and at our corporate office, and a focused effort on increasing the number of financial audit activities have contributed to the overall improvement of the accuracy of our financial statements. It also resulted in the identification of material weaknesses in areas not previously reported, although not all weaknesses contributed to the need to restate the consolidated financial statements. For further discussion of our material weaknesses, see Item 9A of this Annual Report on Form 10-K/A.

The May 2007 Restatement adjustments included several key categories as described below:

Brazil Adjustments

Prior year errors related to certain subsidiaries in Brazil included the following:

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

La Electricidad de Caracas (“EDC”)

Prior year errors related to the Company’s Venezuelan subsidiary, EDC, included the following:

•       $22 million revenue increase predominantly related to an error in updating the current tariff rates in the unbilled revenue calculation for 2005,

•       $10 million increase in foreign currency transaction expense posted incorrectly to the balance sheet in 2005, and

•       other errors identified through account reconciliation or review procedures.

The cumulative impact of all EDC adjustments on net income was an increase of $2 million for each of the years ended December 31, 2005 and 2004. The above noted adjustments related to EDC have been reclassified into discontinued operations for all periods presented in this Form 10-K/A.

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

Derivatives

Adjustments were identified resulting from the detailed review of certain prior year contracts and included the following:

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

Income Tax Adjustments

Income tax adjustments related primarily to the following:

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

Balance Sheet Adjustments

Adjustments at certain businesses in Brazil

The Company’s Brazilian business, Sul, records customer receipts used to provide line extensions as an offset against property, plant and equipment. These receipts called “special obligations” were previously offset against property, plant and equipment. The increase to property, plant and equipment and increase to long-term regulatory liabilities was $93 million and $62 million at December 31, 2005 and 2004, respectively. See further discussion regarding additional pre-acquisition special obligations in August 2007 Restatement.

Cartagena Deconsolidation

Upon the Company’s adoption of Financial Interpretation No.46, Variable Interest Entities (“FIN No. 46R”), as of January 1, 2004, the Company incorrectly continued to consolidate our business in Cartagena, Spain. An adjustment was made to deconsolidate the Cartagena balance sheet and statement of operations and to reflect AES’ share of the results of its operations using the equity method of accounting. This resulted in a decrease to investments in affiliates of $55 and $39 million; a decrease in net property, plant and equipment of $570 and $387 million; and a decrease in non-recourse debt of $579 and $497 million at December 31, 2005 and 2004, respectively.

Restricted Cash

Certain balance sheet reclassifications were recorded at December 31, 2005 and December 31, 2004 that were the result of errors in the presentation of restricted cash. These reclassifications resulted in a reduction in cash and cash equivalents and an increase in restricted cash by $63 million and $97 million, in 2005 and 2004, respectively

Share-based Compensation

The Company recently concluded an internal review of accounting for share-based compensation (the “LTC Review”), which originally was disclosed in the Company’s Form 8-K filed on February 26, 2007. As a result of the LTC Review, the Company identified certain errors in its previous accounting for share-based compensation. These errors required adjustments to the Company’s previous accounting for these awards under the guidance of Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees (“APB No 25”), Financial Accounting Standards Board (“FASB”) Statement No 123, Accounting for Stock-Based Compensation (“FAS No 123”) and FASB Statement No 123R (revised 2004), Share-Based Payment (“FAS No 123R”). As described below, the Company is recorded adjustments to its prior financial statements that resulted in additional cumulative pre-tax compensation expense for the years 2000-2005 of $36 million ($26 million net of taxes). None of these adjustments, individually or in the aggregate, was quantitatively material to any period presented.

In addition, the Company identified accounting for share-based compensation as a material weakness and prepared a remediation plan to strengthen further its granting and accounting practices to avoid similar errors in the future. See Item 9A—Disclosure Controls and Procedures of this Form 10-K/A for further explanation of the material weakness and the Company’s remediation plans.

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

The Company also is recorded a charge of $1 million (pre-tax) relating to the first three previously reported quarters of 2006, which primarily related to prior year grants in which expense was carried forward to 2006.

None of these adjustments, individually or in the aggregate, was quantitatively material to any period presented; however, the Company reflected these adjustments by reducing stockholders’ equity by $25 million as of January 1, 2004 for the cumulative effect of the correction of errors for the periods from January 1, 2000 through December 31, 2003. General and administrative expense were adjusted for the years ended December 31, 2004 and 2005 and the first three quarters of 2006 as outlined above.

Annual On-Cycle Awards.   Compensation charges for annual on-cycle grants were determined based upon facts and circumstances relating to the dates the awards were final and the selection of the appropriate strike prices. The Company determined new measurement dates based on a determination of the date an award was final using the following methodology. Grants to Executive Officers and certain other senior executives (“Senior Leaders”) were considered to be final for accounting purposes upon Compensation Committee approval of a fixed number of options at a specific exercise price, or in certain years based on subsequent action by the Company establishing the grant date and strike price. Grants to all other employees were considered to be final for accounting purposes on the date that management completed its allocation of substantially all awards to the pool of employees receiving awards. In addition to measurement date changes, the LTC Review identified three years in which the Company had set the strike price for the annual on-cycle grants either as the opening price or as the intra-day low trading price of the Company’s stock during a four-day period over which a Board meeting was held. To determine the fair market value of the stock on the re-determined measurement date for accounting purposes, the Company used the closing price of the stock on that date. Accordingly, for financial accounting purposes, the amount of compensation expense recorded by the Company reflected both measurement date changes and intrinsic value changes for annual on-cycle awards. The predominant causes of the charges relating to on-cycle grants were (i) with respect to Executive Officers and Senior Leaders, use of a grant date associated with an annual Board meeting, where the grant date and strike price had not been determined with finality until several days after the meeting; and (ii) with respect to all other employees, the failure to finalize a complete and accurate schedule of the awards to be made to the employees contemporaneously with the intended grant date.

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

The predominant cause of the measurement date errors in each of these categories of awards was the lack of adequate contemporaneous documentation supporting the intended grant. Accordingly, the amount of compensation expense recorded by the Company for these categories of off-cycle awards was based primarily upon measurement date changes. The adjustments reflected available evidence concerning the dates on which: (i) the recipients were entitled to receive the awards, (ii) the grants were intended to be made, and (iii) the terms of the grants were final.

In addition to the categories above, off-cycle grants also were defined to include modifications of prior grants. Compensation charges for grant modifications were based upon an analysis of changes to vesting and exercise periods. As a result of its review, the Company determined that certain modifications were calculated using an incorrect method and others were not communicated to appropriate accounting personnel. The most significant modification related to a grant to a former CEO that was erroneously accounted for by using an intrinsic value calculation instead of a fair value calculation following the Company’s decision to adopt FAS 123 effective January 1, 2003. The Company is recorded a $3 million charge to account for this error for the year 2003.

Summary of Significant Charges By Grant Year

Set forth in this section is a summary of the charges resulting from grants awarded in the years 2000, 2001 and 2003, which make up more than 95% of the additional expenses that required adjustments to the prior period financial statements. This information is different than the discussion and table above, which described the effect of recognizing these additional charges over the applicable accounting periods in the Company’s financial statements. For these years, further information concerning the type of grant (on-cycle or off-cycle), the categories of the recipients and the nature of the change resulting in the adjustment is set out below.

For grants made in 2000, the total charge resulting from the LTC Review was approximately $23 million. Of that amount, approximately $4 million resulted from the changes to the on-cycle grants to Executive Officers and Senior Leaders. Of the remaining amount, approximately $17 million resulted from the changes to the on-cycle grants to all other employees, and approximately $2 million resulted from off-cycle grants.

For grants made in 2001, the total charge resulting from the LTC Review was approximately $9 million. Of that amount, approximately $7 million resulted from the changes to on-cycle grants to Executive Officers and Senior Leaders. Of the remaining amount, approximately $250,000 resulted from the changes to the on-cycle grants to all other employees, and approximately $1 million resulted from off-cycle grants.

For grants made in 2003, the total charge was approximately $6 million. Of this amount, $3 million related to the modification to a grant to a former CEO as described above, and approximately $800,000 related to a grant to a director approved by shareholders where the grant date was recorded as having been finalized on the date of an earlier Board meeting. The remaining charges resulted from changes to certain on-cycle and off-cycle grants.

The Company’s Review of Historic Practices

As noted, the primary purpose of the LTC Review was to conduct a comprehensive review of the Company’s accounting for share-based compensation and to record any required adjustments in its financial statements. The LTC Review was not an independent investigation relating to historic practices and procedures. However, during the course of the LTC Review, the Company identified certain historical practices raising issues relating to share-based compensation and conducted a review of those practices, limited in scope as noted herein. Based on the information to date, the Company identified certain historical issues and practices of concern relating to the annual on-cycle and off-cycle grants, which fall within the following five categories: (1) with respect to the 1997-1998 annual on-cycle grants, reported ratification of undocumented prior on-cycle grants by the Compensation Committee; (2) with respect to the 1999-2001 annual grants, after-the-fact selection of low strike prices within the four-day period during which Board meetings were held, and inaccurate Compensation Committee meeting minutes relating to grant date and strike price selection; (3) issuance of off-cycle grants prior to 2004 based on apparent, but not actual, delegation of authority, as well as general deficiencies in administration of off-cycle grants; (4) failure to establish and/or comply with certain formal corporate governance procedures in periods through 2004; and (5) lack of and/or insufficient controls and procedures, and/or lack of knowledge of applicable accounting standards, in connection with administration of share-based compensation. The Company noted that the senior officers who were primarily involved in the selection of the prices of the annual on-cycle grants from 1999-2001 were the Company’s President and CEO at the time, who retired in 2002; the Company’s CFO at the time, who left full time employment with the Company in early 2006 (he remains under an employment agreement through March 2008, although he is not active in management); and the Company’s General Counsel at the time, who presently is the Company’s Executive Vice President and President, Alternative Energy and is no longer involved in the Company’s legal functions or Board consideration or approval of share-based compensation.

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

The Company decided not to attempt to restore and review First Class or the Backup Tapes because: (i) the Company was able to review certain electronic data, including for the years 1997-2002, as well as paper files and other available information relating to the majority of the grants made during the Review Period; (ii) the Company believes that it is unlikely that information from these sources would materially alter the accounting adjustments that were determined to be necessary; (iii) the Company has implemented or will implement measures necessary to provide effective controls and procedures in these areas; (iv) of the senior officers who were primarily involved in the selection of the prices of the annual on-cycle grants from 1999-2001, the former CEO is no longer with the Company, the former CFO is no longer an officer and is not active in the Company’s management, and the former General Counsel has a different position in the Company that does not involve corporate legal responsibilities or participation in Board consideration or approval of share-based compensation; and (v) based on consultation with a reputable information technology vendor, the Company determined that neither First Class nor the Backup Tapes could be restored for review without causing substantial delays in the LTC Review. In addition, while the Company conducted more than twenty interviews with persons who, by virtue of their position or otherwise, were believed to be most likely to have relevant knowledge, the Company did not interview every director or employee who may have had any involvement with options grants or accounting for share-based compensation.

2.                Adjustments presented in the August 2007 Restatement

Special Obligations in Brazil Subsidiaries

During October 2006, the National Agency for Electric Energy (“ANEEL”), which regulates our utility operations at AES Sul and AES Eletropaulo in Brazil, issued Normative Resolution 234 (the “Resolution”) that utilities begin amortizing a liability called “Special Obligations” beginning with their 2nd tariff reset cycle in 2007 or a later year as an offset to depreciation expense. This was followed by additional ANEEL guidance and clarifying communications. In February 2007, ANEEL issued Circular 236 and 296, both of which discussed the timing of when the amortization for Special Obligations liabilities should begin. In June 2007, ANEEL issued another resolution, Circular 1314, stating that two Frebruary 2007 resolutions (236 and 296) were no longer in force.

For AES Eletropaulo and AES Sul, the 2nd tariff reset cycles start July 2007 and April 2008, respectively. Upon further review and interpretation of the resolution, the Company has determined that an adjustment should have been recorded to its financial statements for the year ended December 31, 2006 to reflect the Special Obligation requirements of the Resolution as a regulatory liability.

Special Obligations represent consumers’ contributions to the cost of expanding the electric power supply system. Property plant and equipment assets, regardless of the source of funds to acquire them, are depreciated based on the respective assets’ useful lives, as established by ANEEL. The Special Obligation liability was not previously amortized as a reduction of allowable costs for tariff or Brazilian Accounting Principles. The purpose of the Resolution is to adjust the tariff prospectively to offset the allowable cost for depreciation on these assets with amortization of the special obligation liability.

Upon issuance of the Resolution in October 2006 and throughout the subsequent clarifications issued through ANEEL, the Company evaluated the impact on its financial statements. Accordingly, an adjustment was recorded in 2006 to its reported “Special Obligations” liability to reverse amortization at AES Sul to conform to its accounting for Special Obligations at AES Eletropaulo and with the reporting requirements of the ANEEL guidance.

The Company also considered the pre-acquisition liability that was determined to have a fair value of zero at the time of acquisition to determine whether the Resolution was a triggering event that would now make this liability probable as a reduction of allowable cost under tariff. The Company determined that as of May 23, 2007, the date of the filing of our 2006 Form 10-K, no industry positions or any other consensus had been reached regarding how ANEEL guidance should be applied at that date and no adjustments to the financial statements were made relating to Special Obligations in Brazil. Subsequent to May 23, 2007, industry discussions occurred and other Brazilian companies filed Forms 20-F with the SEC reflecting the impact of the Resolution in their December 31, 2006. financial statements. In the absence of any significant regulatory developments between May 23, 2007 and the date of these other filings, we now believe that the October 2006 resolution issued by ANEEL required us to record an adjustment to our Special Obligations liability as of December 31,2006.

In 1997 and 1998, the Company acquired a 91% and 10% interest in AES Sul and AES Eletropaulo, respectively, under a concession agreement that allows AES to deliver service through 2027. Currently the Company owns a 100% and 16% acquired interest in AES Sul and AES Eletropaulo, respectively. At the time of acquisition, the fair value of Special Obligation liabilities was evaluated but was assigned a fair value of zero because it was not considered probable that the obligation would be required to be repaid or amortized as a reduction of allowable costs through the tariff. Given the Resolution, AES is required to establish the liability for U.S. GAAP purposes that would have existed as of the original purchase date, and then begin amortizing that liability in the future consistent with the prospective amortization for tariff purposes. The Company has recorded the establishment of this liability through a fourth quarter 2006 charge of $139 million to Other Expense. As a result of the Company’s consolidation of AES Eletropaulo, there is an offsetting reduction of $108 million to Minority Interest Expense.

While future cash flows will be reduced as a result of the offset to depreciation expense by the required amortization of the Special Obligation liability being included in the tariff, future gross margin and income from continuing operations will not be affected by this change.

Lease Accounting

In connection with the Company’s continued remediation efforts related to internal controls over financial reporting, the Company noted the certain errors that were discovered relating to its accounting for leases at its AES Southland subsidiary, a wholly-owned North American Generations business and its Pakistan subsidiary, a majority-owned Asia Generation business.

Both AES Southland and AES Pakistan executed power purchase agreements (“PPA’s”) with third party offtakers. Pursuant to the agreement at AES Southland, the third party offtaker calls on each unit as needed and in turn pays a fixed capacity payment and a variable payment for energy. Southland is not permitted to substitute dispatch from one unit to another. Capacity payments are specified in the agreement on a unit-by-unit basis and the variable energy payment is indexed to inflation. Pursuant to a settlement agreement between the offtaker and AES Pakistan, the offtaker agreed to resolve a historical capacity dispute, which recognized the right for AES to bill from both plants an additional available capacity above the previously determined Capped Capacity. This differential billing was to be billed on an amended rate schedule. The payments of the differential capacity per the amended rate schedule created a modification of the cashflows of the initial PPA agreement.

In accordance with EITF 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), an entity must reassess whether an arrangement requires lease accounting when certain changes including contractual terms; renewal or extension or changes in fulfillment of the arrangement exist. Upon reassessment of the arrangement and the subsequent modifications, the Company determined that the PPA with the third party offtakers in both cases qualified as a lease under the provisions of EITF 01-08. As a result, the revenue generated from the capacity payments should be accounted for on a straight-line basis. The impact on net income as a result of the correction of these errors is an decrease of $26 million and $18 million and in 2006 and 2005, respectively and an increase of $4 million in 2004.

The combined impact of the August and May 2007 Restatements resulted in a decrease to previously reported net income of $57 million for the year ended December 31, 2006; a decrease of $43 million for the year ended December 31, 2005 and an increase of $6 million for the year ended December 31, 2004. It also resulted in a decrease to previously reported net income of $9 million for the three months ended March 31, 2006; a decrease of $3 million for the six months ended June 30, 2006; an increase of $11 million for the nine months ended September 30, 2006 and a decrease of $6 million for the three months ended March 31, 2007. Additionally, the cumulative adjustment for all periods prior to 2004 resulted in an increase to retained deficit of $50 million.

3.                Reclassifications into Discontinued Operations presented in this Form 10-K/A

The Company reported discontinued operations in its Form 10-Q for the quarter ended March 31, 2007, as a result of the previously disclosed sales of EDC and Central Valley. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” presentation of the results of operations of these businesses through the date of sale are now reported in “Income (Loss) from Operations of Discontinued Businesses” in the Consolidated Statement of Operations. Correspondingly, the assets and liabilities of these businesses are reclassified to assets and liabilities ‘held for sale” in the Consolidated Balance Sheets. In accordance with SEC guidelines, when a company files or amends its annual financial statements as of a date on or after the date the company reports discontinued operations, the company must present the financial information in those prior period financial statements to reflect the discontinued operations. Accordingly, certain financial information presented in this Form 10-K/A has been conformed to the presentation of the discontinued operations in our first quarter 2007 Form 10-Q.

2.   INVESTMENTS

The following table sets forth the Company’s investments as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in millions)
HELD-TO-MATURITY:
Certificates of deposit	$46	$16
Mutual funds	2	1
Government debt securities	2	6
(Less): discontinued operations	(8)	(4)
Subtotal	42	19
AVAILABLE-FOR-SALE:
Government debt securities	261	87
Mutual Funds	248	80
Common Stock	47	—
Certificates of Deposits	43	5
Money market funds	34	5
Auction Rate Securities	—	1
(Less): discontinued operations	(1)	—
Subtotal	632	178
TRADING:
Government debt securities	4	2
Subtotal	4	2
Total Short-term Investments	640	199
Total Long-term investments	38	—
TOTAL	$678	$199

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

The following table summarizes our inventory as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in millions)
Coal, fuel oil and other raw materials	$242	$232
Spare parts and supplies	276	225
(Less: Discontinued Operations)	(47)	(36)
Total	$471	$421

4.   DEFERRED REGULATORY ASSETS & LIABILITIES

The Company has recorded deferred regulatory assets and liabilities that it expects to pass through to its customers in accordance with, and subject to, regulatory provisions as follows:

	December 31,
	2006	2005
	(in millions)
Current assets	$481	$438
Noncurrent assets	561	644
Total assets	$1,042	$1,082
Current liabilities	359	211
Noncurrent liabilities	721	599
Total liabilities	$1,080	$810

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

	December 31,
	2006	2005	2004
% of depreciable PP&E	3.8%	3.7%	3.5%

The following table summarizes interest capitalized during development and construction for the years ending December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
	(in millions)
Interest capitalized during development & construction	$49	$28	$36

Recoveries of liquidating damages from construction delays are recorded as a reduction in the related projects’ construction costs. Approximately $9.4 billion of property, plant and equipment, net of accumulated depreciation, was mortgaged, pledged or subject to lien as of December 31, 2006.

Depreciation expense was $796 million, $735 million and $672 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

AES Barry Ltd.—In July 2003, the Company signed an amended credit agreement related to the outstanding debt of AES Barry Ltd. (Barry), a 230 MW gas-fired combined cycle power plant in the United Kingdom. Although the Company continues to maintain 100% ownership of Barry, as a result of the amended credit agreement, no material financial or operating decisions can be made without the banks’ consent, and thus the Company no longer had control over Barry. Consequently, the Company discontinued consolidating the business’s results and began using the equity method to account for the unconsolidated majority-owned subsidiary.

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

Years ended, December 31,	Revenues		Gross Margin		Net Income
	(in millions)
2006	$938	(1)	$275	(1)	$202	(1)
2005	1,051		332		163
2004	945		309		170

(1)          Includes information pertaining to KCLP through March 2006, Itabo through May 2006, and US Wind through December 2006.

	Current	Noncurrent	Current	Noncurrent	Stockholders’
December 31,	Assets	Assets	Liabilities	Liabilities	Equity
	(in millions)
2006	$374	$1,846	$240	$913	$1,067
2005	512	2,232	345	1,094	1,305

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

The following table summarizes the changes in the carrying amount of goodwill, by segment, for the years ending December 31, 2004 through 2006.

	North America		Latin America		Europe & Africa		Asia	Corporate
	Generation	Utilities	Generation	Utilities	Generation	Utilities	Generation	& Other	Total
	(in millions)
Carrying amount at December 31, 2004	$130	$—	$907	$130	$204	$6	$24	$—	$1,401
Goodwill acquired during the period	—	—	—	—	—	—	—	35	35
Translation adjustments and other	(10)	—	(1)	—	(15)	—	—	—	(26)
Carrying amount at December 31, 2005	$120	$—	$906	$130	$189	$6	$24	$35	$1,410
Translation adjustments and other	(10)	—	—	3	16	—	—	(3)	6
Carrying amount at December 31, 2006	$110	$—	$906	$133	$205	$6	$24	$32	$1,416

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

Nature of intangible assets (other than Goodwill)	Gross Balance as of December 31, 2006	Accumulated Amortization as of December 31, 2006	Net Balance as of December 31, 2006
	(in millions)
Sales concessions	$160	$(58)	$102
Software costs	114	(79)	35
All other	195	(34)	161
TOTAL	$469	$(171)	$298

Nature of intangible assets (other than Goodwill)	Gross Balance as of December 31, 2005	Accumulated Amortization as of December 31, 2005	Net Balance as of December 31, 2005
	(in millions)
Sales concessions	$148	$(46)	$102
Software costs	91	(53)	38
All other	164	(28)	136
TOTAL	$403	$(127)	$276

The following table summarizes the estimated amortization expense, broken down by intangible asset category, for 2007 through 2011.

Nature of intangible assets (other than Goodwill)	Estimated amortization expense in 2007	Estimated amortization expense in 2008	Estimated amortization expense in 2009	Estimated amortization expense in 2010	Estimated amortization expense in 2011
	(in millions)
Sales concessions	$7	$7	$6	$6	$6
Software costs	14	11	9	6	4
All other	7	7	6	7	7
TOTAL	$28	$25	$21	$19	$17

Intangible asset amortization expense was $36 million, $31 million and $14 million for the years ended December 31, 2006, 2005 and 2004, respectively. Intangible assets that are not subject to amortization consist of emission allowances which have a carrying value of $22 million at December 31, 2006 and $7 million at December 31, 2005.

8.   LONG-TERM DEBT

The following table summarizes the non-recourse debt of the company at December 31, 2006 and 2005.

	Interest	Final	December 31,
NON-RECOURSE DEBT	Rate(1)	Maturity	2006	2005
			(in millions)
VARIABLE RATE:(2)
Bank loans	6.97%	2022	$3,415	$3,623
Notes and bonds	14.65%	2041	2,077	826
Debt to (or guaranteed by) multilateral or export credit agencies or development banks	12.20%	2013	134	526
Other	6.79%	2009	85	755
FIXED RATE:
Bank loans	8.37%	2023	358	268
Notes and bonds	8.42%	2036	5,081	4,884
Debt to (or guaranteed by) multilateral or export credit agencies or development banks	10.89%	2012	17	574
Other	4.89%	2024	78	229
SUBTOTAL			$11,245	$11,685
Less: Current maturities			(1,411)	(1,367)
TOTAL			$9,834	$10,318

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

The following table summarizes the recourse debt of the company at December 31, 2006 and 2005.

			December 31,
RECOURSE DEBT	Interest Rate	Final Maturity	2006	2005
			(in millions)
Senior Secured Term Loan	LIBOR + 1.75%	2011	$200	$200
Second Priority Senior Secured Notes	8.75% – 9.00%	2013 – 2015	1,800	1,800
Senior Unsecured Notes	7.75% – 9.50%	2008 – 2014	2,066	2,046
Senior Subordinated Debentures	8.875%	2027	—	115
Convertible Junior Subordinated Debentures	6.0% – 6.75%	2008 – 2029	731	731
Unamortized discounts			(7)	(10)
SUBTOTAL			$4,790	$4,882
Less: Current maturities(1)			—	(200)
Total			$4,790	$4,682

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

The following table summarizes the Company’s subsidiary non-recourse debt in default as of December 31, 2006 and 2005.

	Primary Nature	December 31, 2006		December 31, 2005
Subsidiary	of Default	Default	Net Assets	Default	Net Assets
		(in millions)
Eden/Edes	Payment	$87	$(74)	$98	$(17)
Hefei	Payment	4	23	4	26
Kelanitissa(1)	Covenant	61	40	—	—
Tisza II(2)	Material adverse change	93	138	—	—
Ekibastuz	Covenant	—	—	3	68
Parana	Material adverse change	—	—	33	(77)
Total		$245		$138

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

Principal payments required on non-recourse debt outstanding at December 31, 2006, are $1,411 million in 2007, $1,069 million in 2008, $684 million in 2009, $1,096 million in 2010, $931 million in 2011 and $6,054 million thereafter.

As of December 31, 2006, several AES subsidiaries had approximately $383 million of unused lines of credit available mainly as working capital facilities.

As of December 31, 2006 and 2005, approximately $761 million and $562 million, respectively, of restricted cash was maintained in accordance with certain covenants of the debt agreements, and these amounts were included within Restricted Cash and Debt Service Reserves and Other Deposits in the accompanying consolidated balance sheets.

Various lender and governmental provisions restrict the ability of the Company’s subsidiaries to transfer their net assets to the parent company. Such restricted net assets of subsidiaries amounted to approximately $4.5 billion at December 31, 2006.

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

The maximum length of time over which AES is hedging its exposure to variability in future cash flows for forecasted transactions, excluding forecasted transactions related to the payment of variable interest on existing financial instruments, is 24 years. For the years ended December 31, 2006, 2005, and 2004, gains (losses) of $3 million, $0, and $(5) million, respectively, were reclassified into earnings as a result of the discontinuance of a cash flow hedge because it was probable that the forecasted transaction would not occur. For the years ended December 31, 2006 and 2005 no fair value hedges were discontinued. The Company recognized after-tax gains of $18 million, $20 million, and $2 million related to the ineffective portion of derivatives qualifying as cash flow and fair value hedges for the years ended December 31, 2006, 2005, and 2004, respectively. The ineffective portion is recognized as interest income or expense for interest rate hedges, foreign currency gains or losses on foreign currency hedges, and non-regulated revenue or non-regulated cost of sales for commodity hedges.

After-tax losses related to the changes in fair value of derivatives that do not qualify for hedge accounting were $12 million, $34 million and $36 million for the years ended December 31, 2006, 2005 and 2004, respectively. The after-tax losses include embedded foreign currency derivatives, interest rate swaps and options, and embedded commodity derivatives. Gains or losses on derivatives that do not qualify for hedge accounting are recognized as interest income or expense for interest rate derivatives, foreign currency gains or losses on foreign currency derivatives, and revenue or cost of sales for commodity derivatives. As of December 31, 2006 and 2005, derivative liabilities included in other current liabilities on the Consolidated Balance Sheets were $68 million and $283 million, respectively.

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

December 31,	Future Commitments for Electricity Purchase Contracts
(in millions)
2007	$1,430
2008	1,603
2009	1,601
2010	1,771
2011	1,797
Thereafter	15,187
Total	$23,389

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

11.   CONTINGENCIES

ENVIRONMENTAL—The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of December 31, 2006, the Company has recorded liabilities of $13 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts that could be material but cannot be estimated as of December 31, 2006.

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

The following table summarizes the company’s contingent contractual obligations as of December 31, 2006.

Contingent contractual obligations	Amount	Number of Agreements	Exposure Range for Each Agreement
	(in millions)
Guarantees	$533	32	<$1 - $100
Letters of credit—under the Revolving Credit Facility	88	12	<$1 - $26
Letters of credit—under the Senior Unsecured Credit Facility	373	8	<$1 - $333
Surety Bonds	1	1	$1
Total	$995	53

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

In May 2003, there were press reports of allegations that Light colluded with Enron in April 1998 in connection with the auction of Eletropaulo. Enron and Light were among three potential bidders for Eletropaulo. At the time of the transaction in 1998, AES owned less than 15% of Light’s stock and shared representation in Light’s management and Board with three other shareholders. In June 2003, the Secretariat of Economic Law of the Ministry of Justice of Brazil (“SDE”) issued a notice of preliminary investigation seeking information from a number of entities, including AES Brasil Energia, with respect to the allegations in the press reports. As AES Brasil Energia was incorrectly cited in the original complaint, in August 2003, AES Elpa responded on behalf of AES-affiliated companies and denied knowledge of these allegations. SDE began a follow-up administrative proceeding as reported in a notice published in October 2003. In response to SDE’s official letters requesting explanations on the accusations, AES Elpa filed its defense in January 2004. In April 2005, AES Elpa responded to an SDE request for additional information. In June 2005, SDE dismissed the case because the statute of limitations had expired and its investigation had found no evidence supporting the allegations. Subsequently, the case was sent to the Administrative Council for Economic Defense (“CADE”), the Brazilian antitrust authority, for final review of the decision. Furthermore, the São Paulo’s State Public Attorney’s Office and the Federal Public Attorney’s Office issued separate opinions concluding that the case should be dismissed because the statute of limitations had expired. The São Paulo’s State Public Attorney’s Office further found that there was no evidence of any wrongdoing. These opinions were ratified by the relevant state and federal courts. In January 2007, CADE decided by unanimous vote of its Counselors to close the case.

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

In April 2004, BNDES filed a collection suit against SEB to obtain the payment of R$3.3 billion (US$1.6 billion) under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB’s CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million (US$247 million). In March 2007, the dividends were determined to be worth approximately R$423 million (US$198 million). SEB’s defense was ruled groundless by the Circuit Court in December 2006. In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. BNDES may attempt to seize the attached CEMIG shares and withdraw the dividends at any time. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

	Before Adoption of SFAS 158 12/31/06	Effect of FAS 158 Adoption	After Adoption 12/31/06
Assets
Pension assets	$25	$8	$33
Regulatory assets	—	146	146
Liabilities
Pension obligations	911	(70)	841
Stockholders’ Equity
Accumulated other comprehensive income	319	(145)	174

The following table summarizes the Company’s change in benefit obligation, both domestic and foreign, as of December 31, 2006 and 2005.

	December 31,
	2006		2005
	U.S.	Foreign	U.S.	Foreign
	(in millions)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$524	$2,794	$475	$2,410
Service cost	6	7	5	5
Interest cost	30	356	28	297
Employee contributions	—	17	—	15
Plan amendments	5	—	7	3
Plan curtailments	—	—	—	(1)
Benefits paid	(30)	(287)	(30)	(251)
Net transfer in/(out)	—	5	—	—
Effect of plan combinations	—	—	—	20
Actuarial loss	20	53	39	20
Effect of foreign currency exchange rate change	—	268	—	276
Benefit obligation as of December 31	$555	$3,213	$524	$2,794

The following table summarizes the company’s change in plan assets, both domestic and foreign, as of December 31, 2006 and 2005.

	December 31,
	2006		2005
	U.S.	Foreign	U.S.	Foreign
	(in millions)
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$372	$1,958	$354	$1,541
Actual return on plan assets	40	440	27	261
Employer contributions	40	212	21	189
Employee contributions	—	17	—	15
Benefits paid	(30)	(286)	(30)	(247)
Adjustments	—	—	—	—
Effect of foreign currency exchange rate change	—	197	—	182
Fair value of plan assets as of December 31	$422	$2,538	$372	$1,958

The following table summarizes the company’s reconciliation of funded status, both domestic and foreign, as of December 31, 2006 and 2005.

	December 31,
	2006		2005
	U.S.	Foreign	U.S.	Foreign
	(in millions)
RECONCILIATION OF FUNDED STATUS
Fair value of plan assets	$422	$2,538	$372	$1,958
Benefits obligations	555	3,213	524	2,794
Funded status	(133)	(675)	(152)	(836)
Unrecognized transition asset	—	—	—	(11)
Unrecognized prior service cost	—	—	22	6
Unrecognized net actuarial loss	—	—	118	286
Net amount recognized at end of year	$(133)	$(675)	$(12)	$(555)

The following table summarizes the amounts recognized on the consolidated balance sheets, both domestic and foreign, as of December 31, 2006 and 2005. Included in the table are long-term accrued benefit liabilities of $11 million related to discontinued businesses.

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

	December 31,
	2006		2005		2004
Components of Net Periodic Benefit Cost:	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(in millions)
Service cost	$6	$6	$5	$5	$4	$4
Interest cost	30	356	28	297	27	232
Expected return on plan assets	(29)	(255)	(29)	(194)	(28)	(133)
Amortization of initial net asset	—	(3)	(1)	(3)	(1)	(3)
Amortization of prior service cost	2	—	2	—	2	—
Amortization of net loss	5	2	3	5	4	8
Total pension cost	$14	$107	$8	$110	$8	$108

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

	December 31, 2006
	Accumulated Other Comprehensive Income		Amounts expected to be reclassified to earnings in next fiscal year
	U.S.	Foreign	U.S.	Foreign
	(in millions)
Initial net transition asset	$—	$10	$—	$3
Prior service cost	—	(6)	—	—
Unrecognized net actuarial loss	—	(178)	—	(2)
Total	$—	$(174)	$—	$1

The following table summarizes the company’s target allocation for 2007 and pension plan asset allocation, both domestic and foreign, as of December 31, 2006 and 2005.

			Percentage of Plan Assets as of December 31,
	Target Allocations		2006		2005
Asset Category	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Equity Securities	58% - 68%	23% - 33%	67.40%	28.97%	62.79%	23.68%
Debt Securities	28% - 38%	60% - 69%	25.04%	64.10%	33.45%	71.75%
Real Estate	0% - 5%	0% - 5%	2.89%	2.18%	3.76%	2.97%
Other	0% - 0%	3% - 8%	4.67%	4.75%	0.00%	1.62%
Total pension cost			100.00%	100.00%	100.00%	100.00%

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

The following table summarizes the scheduled cash flows for U.S. and foreign expected employer contributions and expected future benefit payments, both domestic and foreign. Included below are expected future benefit payments totaling $48 million related to discontinued businesses.

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

	December 31,
	2006			2005
	Current	Noncurrent		Current	Noncurrent
	Carrying	Carrying	Fair	Carrying	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value
	(in millions)
Assets:
Investments	$640	$47	$687	$199	$—	$199
Energy derivatives	111	212	323	29	154	183
Foreign currency forwards and swaps	20	9	29	—	—	—
Interest rate swaps	2	2	4	2	3	5
Stock warrants	—	5	5	—	—	—
Liabilities:
Non-recourse debt	$1,411	$9,834	$11,987	$1,367	$10,318	$12,925
Recourse debt	—	4,790	5,050	200	4,682	5,139
Energy derivatives	14	56	70	204	123	—
Foreign currency forwards and swaps	34	16	50	48	57	—
Interest rate swaps	19	82	101	27	101	—
Interest rate caps and floors	1	10	11	3	14	—

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

SALE OF SUBSIDIARY STOCK AND BRASILIANA RESTRUCTURING

On December 22, 2003, the Company concluded negotiations with the Brazilian National Development Bank (“BNDES”) and its wholly owned subsidiary, BNDES Participações S.A. (“BNDESPAR”), to restructure the outstanding indebtedness of the Company’s Brazilian subsidiaries AES Transgás and AES Elpa, the holding companies of AES Eletropaulo (“BNDES Debt Restructuring”). On January 19, 2004 and on January 23, 2004, approvals were received on the BNDES Debt Restructuring from ANEEL and the Brazilian Central Bank, respectively. The transaction became effective on January 30, 2004 after the required approvals were obtained and a payment of $90 million was made by AES to BNDES.

Under the BNDES Debt Restructuring, all of the Company’s equity interests in AES Eletropaulo, AES Uruguaiana Empreendimentos Ltda. (“AES Uruguaiana”) and AES Tietê S.A. (“AES Tietê”) were transferred to Brasiliana Energia, S.A. (“Brasiliana”), a holding company created for the debt restructuring. The debt at AES Elpa and AES Transgás was also transferred to Brasiliana.

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the balances comprising accumulated other comprehensive loss, as of December 31, 2006 and 2005.

	December 31,
	2006	2005
	(Restated)(1)	(Restated)(1)
	(in millions)
Foreign currency translation adjustment	$2,336	$3,027
Unrealized derivative losses	126	400
Effect of SFAS No. 158	(94)	—
Minimum pension liability	229	229
Securities available for sale	3	—
Total	$2,600	$3,656

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

A summary of the option activity for year ended December 31, 2006 follows (number of options in thousands, $ in millions except per option amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2005	35,057	$15.53
Exercised year to date	(8,008)	(9.70)
Forfeited and expired year to date	(466)	24.39
Granted year to date	2,428	17.58
Outstanding at December 31, 2006	29,011	$17.19
Vested and expected to vest at December 31, 2006	28,741	$17.20	5.1	$234
Eligible for exercise at December 31, 2006	24,956	$17.45	4.6	$209

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

(1)          No RSU’s were converted during the year ended December 31, 2006, 2005 or 2004.

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

(1)          No RSU’s were converted during the year ended December 31, 2006, 2005 or 2004.

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

16.   OTHER INCOME (EXPENSE)

The components of other income are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Gain on extinguishment of liabilities	$45	$82	$70
Gain on sale of assets	18	7	11
Insurance proceeds	13	11	—
Legal/dispute settlement	1	10	11
Other	29	47	58
Total other income	$106	$157	$150

The components of other expense are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Loss on extinguishment of liabilities	$(181)	$(3)	$(33)
Regulatory special obligations	(139)	—	—
Write-down of disallowed regulatory assets	(36)	—	—
Legal/dispute settlement	(31)	(30)	(5)
Loss on sale and disposal of assets	(28)	(47)	(22)
Marked-to-market loss on commodity derivatives	—	—	(5)
Other	(34)	(30)	(48)
Total other expense	$(449)	$(110)	$(113)

17.   ASSET IMPAIRMENT

Asset Impairment Expense
(in millions)
2006	$28
2005	16
2004	49

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

18.   INCOME TAXES

INCOME TAX PROVISION

The following table summarizes the expense for income taxes on continuing operations, as of December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
	(in millions)
Federal:
Current	$(50)	$2	$8
Deferred	20	38	45
State
Current	(3)	1	—
Deferred	(16)	(6)	48
Foreign
Current	454	334	191
Deferred	(71)	114	73
Total	$334	$483	$365

EFFECTIVE AND STATUTORY RATE RECONCILIATION

The following table summarizes a reconciliation of the U.S. statutory Federal income tax rate to the Company’s effective tax rate, as a percentage of income before taxes for the years ended December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	(1)	(1)	6
Taxes on foreign earnings	26	7	10
Valuation allowance	(22)	(3)	(3)
Taxes on Domesticated Entities	1	1	1
Other—net	(3)	1	1
Effective tax rate	36%	40%	50%

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

As of December 31, 2006, the Company had Federal net operating loss carry forwards for tax purposes of approximately $1.8 billion (approximately $56 million of which will be recorded to additional paid in capital when realized) expiring from 2018 to 2026, federal general business tax credit carry forwards for tax purposes of approximately $11 million expiring from 2021 to 2026, and federal alternative minimum tax credits of approximately $7 million that carry forward without expiration. As of December 31, 2006, the Company had foreign net operating loss carry forwards of approximately $2.7 billion that expire at various times beginning in 2007 and some of which carry forward without expiration, and tax credits available in foreign jurisdictions of approximately $46 million, $3 million of which expire in 2007 to 2009, $28 million of which expire in 2010 to 2018 and $15 million of which carry forward without expiration. The Company had state net operating loss carry forwards as of December 31, 2006 of approximately $2.4 billion expiring in years 2010 to 2026.

The valuation allowance decreased by $65 million during 2006 to $1,487 million at December 31, 2006. This net decrease was primarily the result of the removal of valuation allowance against deferred tax assets at foreign subsidiaries.

The valuation allowance increased by $11 million during 2005 to $1,552 million at December 31, 2005. This net increase was primarily the result of certain investment tax credits and increases in the Company’s capital loss carry forwards and certain state and foreign net operating losses whose ultimate realization is not known at this time.

The valuation allowance decreased by $179 million during 2004 to $1,541 million at December 31, 2004. This net decrease was primarily the result of the removal of valuation allowances attributable to capital loss carry forwards that no longer existed after the capital losses were reclassified to ordinary losses. The valuation allowance also increased due to certain foreign net operating loss carry forwards, the ultimate realization of which is not known at this time.

The Company believes that it is more likely than not that the remaining deferred tax assets as shown below will be realized when future taxable income is generated through the reversal of existing taxable temporary differences and income that is expected to be generated by businesses that have long-term contracts or a history of generating taxable income.

The following table summarizes the deferred tax assets and liabilities, as of December 31, 2006 and 2005.

	December 31,
	2006	2005
	(in millions)
Differences between book and tax basis of property	$1,594	$1,824
Other taxable temporary differences	257	165
Total deferred tax liability	$1,851	$1,989
Operating loss carry forwards	(1,713)	(1,757)
Capital loss carry forwards	(368)	(397)
Bad debt and other book provisions	(485)	(492)
Retirement costs	(161)	(194)
Tax credit carry forwards	(66)	(83)
Cumulative translation allowances	(280)	(289)
Other deductible temporary differences	(255)	(493)
Total gross deferred tax asset	(3,328)	(3,705)
Less: valuation allowance	1,487	1,552
Total net deferred tax asset	(1,841)	(2,153)
Net deferred tax asset	$10	$(164)

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

Income from operations in certain countries is subject to reduced tax rates as a result of satisfying specific commitments regarding employment and capital investment. The Company’s income tax benefits related to the tax status of these operations are estimated to be $41 million, $63 million and $37 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes the income (loss) from continuing operations, before income taxes and minority interest, for the years ended December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
	(in millions)
U.S.	$(106)	$(95)	$(156)
Non-U.S.	1,034	1,304	888
Total	$928	$1,209	$732

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

In February 2007, the Company entered into a definitive agreement to sell its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of withholding taxes. In addition, the agreement provided for the payment of a $120 million dividend in 2007 that was approved and declared by EDC shareholders on March 1, 2007. A wholly-owned subsidiary of the Company is the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, received approximately US$97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The closing of the sale occurred on May 8, 2007, and the actual transfer of the shares along with payment of the purchase price occurred on May 16, 2007. As a result, EDC has been classified as “held for sale” and reflected as such on the financial statements.  See Note 1 for the line item impact on the financial statements included in this form 10-K/A for each of the years ended December 31, 2006, 2005, and 2004.

In May 2007, the Company’s wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50MW Delano facility and the 25MW Mendota facility) for $51 million, subject to regulatory approvals. These facilities, along with an associated management company (together, the “Central Valley Businesses”) are included in the North America Generation segments. The AES Board of Directors approved the sale of the Central Valley Businesses in February 2007. The closing of the sale occurred on July 16, 2007. As a result, Central Valley is reported as “held for sale” and the results of its operations are reflected in the discontinued operations line items on the financial statements. See Note 1 for the line item impact on the financial statements included in this form 10-K/A for each of the years ended December 31, 2006, 2005, and 2004.

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

Information for business components included in discontinued operations is as follows:

	December 31,
	2006	2005	2004
	(in millions)
Revenues	$796	$758	$1,203
Gain (loss) from operations of discontinued businesses (before taxes)	186	201	30
Income tax (expense) benefit	(81)	(13)	11
Income (loss) from operations of discontinued businesses	$105	$188	$41
(Loss) gain on disposal of discontinued businesses	$(57)	—	$91

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator (in millions) and shares represent the denominator (in millions):

	Restated			Restated			Restated
	December 31, 2006			December 31, 2005			December 31, 2004
	Income	Shares	$ per Share	Income	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS PER SHARE

Income from continuing operations	$135	661	$0.21	$402	654	$0.62	$172	641	$0.27
EFFECT OF DILUTIVE SECURITIES
Stock options and warrants	—	10	(0.01)	—	10	(0.01)	—	7	—
Restrictive stock units	—	1	—	—	1	—	—	—	—
Stock units allocated to deferred compensation plans	—	—	—	—	—	—	—	—	—
DILUTIVE EARNINGS PER SHARE	$135	672	$0.20	$402	665	$0.61	$172	648	$0.27

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

22.   SEGMENT AND GEOGRAPHIC INFORMATION

Beginning with this Annual Report on Form 10-K/A, AES realigned its reportable segments. We previously reported under three segments: Regulated Utilities, Contract Generation and Competitive Supply. The Company currently reports seven segments as of December 31, 2006, which include:

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

	Total Revenue			Intersegment			External Revenue
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Revenue
Latin America—Generation	$2,616	$2,145	$1,584	$789	$578	$336	$1,827	$1,567	$1,248
Latin America—Utilities	4,595	4,161	3,205	—	—	—	4,595	4,161	3,205
North America—Generation	1,871	1,785	1,676	—	—	—	1,871	1,785	1,676
North America—Utilities	1,032	951	885	—	—	—	1,032	951	885
Europe & Africa—Generation	852	735	697	—	—	—	852	735	697
Europe & Africa—Utilities	571	505	463	—	—	—	571	505	463
Asia—Generation	785	600	570	—	—	—	785	600	570
Corp/Other & eliminations	(758)	(562)	(335)	(789)	(578)	(336)	31	16	1
Total Revenue	$11,564	$10,320	$8,745	$—	$—	$—	$11,564	$10,320	$8,745

	Total Gross Margin			Intersegment			External Gross Margin
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Gross Margin
Latin America—Generation	$1,054	$857	$616	$(773)	$(565)	$(325)	$281	$292	$291
Latin America—Utilities	884	596	517	808	585	343	1,692	1,181	860
North America—Generation	565	599	594	13	14	13	578	613	607
North America—Utilities	277	301	303	2	1	1	279	302	304
Europe & Africa—Generation	249	186	182	6	5	4	255	191	186
Europe & Africa—Utilities	112	112	60	1	1	1	113	113	61
Asia—Generation	200	242	252	5	5	3	205	247	255
Corp/Other & eliminations	57	35	34	(62)	(46)	(40)	(5)	(11)	(6)
Total Gross Margin	$3,398	$2,928	$2,558	$—	$—	$—	$3,398	$2,928	$2,558

	Total Assets			Depreciation and Amortization			Capital Expenditures
	December 31,			December 31,			December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Latin America—Generation	$6,904	$6,285	$5,909	$154	$136	$125	$127	$74	$34
Latin America—Utilities	7,260	6,538	5,901	182	155	118	313	253	186
North America—Generation	5,276	5,279	5,373	167	162	156	125	55	35
North America—Utilities	2,807	2,572	2,482	136	136	125	196	112	154
Europe & Africa—Generation	2,292	1,655	1,773	61	60	57	308	39	66
Europe & Africa—Utilities	807	747	862	49	47	46	48	44	70
Asia—Generation	2,184	2,236	2,403	62	62	54	9	11	61
Discontinued businesses	2,529	2,712	3,065	98	94	85	99	78	73
Corp/Other & eliminations	1,142	971	649	24	12	11	287	161	33
Total	$31,201	$28,995	$28,417	$933	$864	$777	$1,512	$827	$712

	Investment in and Advances to Affiliates			Equity in Earnings (Loss)
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
Latin America—Generation	$59	$137	$138	$16	$7	$6
Latin America—Utilities	—	—	—	—	—	—
North America—Generation	—	19	27	3	9	1
North America—Utilities	1	1	—	—	—	—
Europe & Africa—Generation	135	143	223	7	9	6
Europe & Africa—Utilities	—	—	—	—	—	—
Asia—Generation	376	354	350	47	46	49
Discontinued businesses	—	—	1	—	—	1
Corp/Other & eliminations	24	10	4	(1)	—	—
Total	$595	$664	$743	$72	$71	$63

The table below presents information about the Company’s consolidated operations and long-lived assets, by country, for years ended December 31, 2004 through 2006 and as of December 31, 2005 and 2006, respectively. Revenues are recorded in the country in which they are earned and assets are recorded in the country in which they are located.

	Revenues			Property, Plant & Equipment, net
	2006	2005	2004	2006	2005
	(in millions)
United States	$2,516	$2,311	$2,185	$5,872	$5,589
Non-U.S.
Brazil	4,161	3,823	2,925	4,567	4,130
Argentina	542	438	320	412	418
Chile	595	542	436	812	796
Dominican Republic	357	231	168	653	476
El Salvador	437	377	356	241	225
Pakistan	318	177	210	272	288
United Kingdom	222	208	215	303	282
Cameroon	302	288	272	407	354
Mexico	185	226	186	188	195
Puerto Rico	234	213	188	626	643
Hungary	304	230	192	225	209
Ukraine	269	217	190	106	97
Qatar	169	165	129	578	603
Colombia	184	182	132	398	407
Panama	144	134	117	450	454
Oman	114	113	110	337	346
Kazakhstan	215	158	137	175	150
Other Non-U.S.	296	287	277	575	490
Total Non-U.S.	$9,048	$8,009	$6,560	$11,325	$10,563
Total	$11,564	$10,320	$8,745	$17,197	$16,152

23.   RISKS AND UNCERTAINTIES

POLITICAL AND ECONOMIC RISKS

During 2006, approximately 78% of our revenue, 8% from discontinued businesses, was generated outside the United States and a significant portion of our international operations is conducted in developing countries. Part of our growth strategy is to expand our business in developing countries because the growth rates and the opportunity to implement operating improvements and achieve higher operating margins may be greater than those typically achievable in more developed countries. International operations, particularly the operation, financing and development of projects in developing countries, entail significant risks and uncertainties, including, without limitation:

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

The cash flows and results of operations of such plants are dependent on the credit quality of the purchasers and the continued ability of their customers and suppliers to meet their obligations under the relevant power sales contract. If a substantial portion of the Company’s long-term power sales contracts were modified or terminated, the Company would be adversely affected to the extent that it was unable to find other customers at the same level of contract profitability. The loss of one or more significant power sales contracts or the failure by any of the parties to a power sales contract to fulfill its obligations there under could have a material adverse impact on the Company’s business, results of operations and financial condition.

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

	Quarter ended 2006
	Mar 31		June 30		Sept 30		Dec 31
	Reported(2)	(Restated)(1)	Reported	(Restated)(1)	Reported	(Restated)(1)	Reported	(Restated)(1)
	(in millions, except per share data)
Revenues	$2,827	$2,806	$2,868	$2,862	$2,975	$2,947	$2,959	$2,949
Gross Margin .	912	905	865	867	923	826	813	800
Income from continuing operations	330	324	186	193	(381)	(368)	10	(14)
Discontinued operations	21	18	(38)	(39)	41	41	41	28
Extraordinary items	—	—	21	21	—	—	—	—
Net income	$351	$342	$169	$175	$(340)	$(327)	$51	$14
Basic income per share:(1)
Income from continuing operations	$0.50	$0.49	$0.28	$0.30	$(0.58)	$(0.56)	$0.02	$(0.02)
Discontinued operations	$0.03	$0.03	$(0.05)	$(0.06)	$0.06	$0.06	$0.06	$0.04
Extraordinary items	$—	$—	$0.03	$0.03	$—	$—	$—	$—
Basic income per share .	$0.53	$0.52	$0.26	$0.27	$(0.52)	$(0.50)	$0.08	$0.02
Diluted income per share:(1)
Income from continuing operations	$0.49	$0.48	$0.27	$0.29	$(0.58)	$(0.56)	$0.02	$(0.02)
Discontinued operations	$0.03	$0.03	$(0.05)	$(0.06)	$0.06	$0.06	$0.06	$0.04
Extraordinary items	$—	$—	$0.03	$0.03	$—	$—	$—	$—
Diluted income per share	$0.52	$0.51	$0.25	$0.26	$(0.52)	$(0.50)	$0.08	$0.02

(1)                See Note 1 related to the restated consolidated financial statements

(2)                Previously reported numbers have been adjusted due to the classification of EDC and Central Valley as discontinued businesses.

	Quarter ended 2005
	Mar 31		June 30		Sept 30		Dec 31
	Reported(2)	(Restated)(1)	Reported	(Restated)(1)	Reported	(Restated)(1)	Reported(2)	(Restated)(1)
	(in millions, except per share data)
Revenues	$2,479	$2,491	$2,478	$2,479	$2,580	$2,581	$2,758	$2,769
Gross Margin .	770	782	462	468	823	825	843	853
Income from continuing operations	90	104	46	44	168	165	110	89
Discontinued operations	34	31	39	36	76	75	69	46
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(2)	(3)
Net income	$124	$135	$85	$80	$244	$240	$177	$132
Basic income per share:(1)
Income from continuing operations	$0.14	$0.16	$0.07	$0.07	$0.26	$0.25	$0.17	$0.14
Discontinued operations	$0.05	$0.05	$0.06	$0.05	$0.12	$0.12	$0.10	$0.07
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—	$—	$—	$(0.01)
Basic income per share .	$0.19	$0.21	$0.13	$0.12	$0.38	$0.37	$0.27	$0.20
Diluted income per share:(1)
Income from continuing operations	$0.13	$0.15	$0.07	$0.07	$0.25	$0.25	$0.16	$0.14
Discontinued operations	$0.05	$0.05	$0.06	$0.05	$0.12	$0.11	$0.10	$0.07
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—	$—	$—	$(0.01)
Diluted income per share	$0.18	$0.20	$0.13	$0.12	$0.37	$0.36	$0.26	$0.20

(1)                See Note 1 related to the restated consolidated financial statements

(2)                Previously reported numbers have been adjusted due to the classification of EDC and Central Valley as discontinued businesses.

26.   SUBSEQUENT EVENTS

Since the Company’s filing of its 10-K, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan has continued to prosecute antimonopoly claims against two hydro plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, “Hydros”), and an AES trading company, Nurenergoservice LLP.  In addition, subsequent to the filing of the 10-K, the Competition Committee has asserted antimonopoly claims against another AES company, AES Ust-Kamengorskaya TET LLP (“UKT”).

In February 2007, the Competition Committee initiated administrative proceedings against the Hydros for allegedly using Nurenergoservice to increase power prices for consumers in alleged violation of Kazakhstan’s antimonopoly laws.  The Competition Committee issued orders directing the Hydros to pay approximately 2.7 billion KZT (US$22 million) for alleged antimonopoly violations in 2005 through January 2007.  The Hydros challenged the orders and the Competition Committee brought suit to enforce the orders in local court.  In June 2007, the local court ruled in the Competition Committee’s favor, recalculated the damages, and ordered the Hydros to pay approximately 2.8 billion KZT (US$23 million) and terminate their contracts with Nurenergoservice.  The Hydros appealed and, in July 2007, the first panel of the court of appeals overturned the local court’s decision and vacated the Competition Committee’s orders for inadequate investigation.  The Competition Committee subsequently initiated an investigation of the Hydro’s alleged antimonopoly violations.  The Competition Committee has stated that it will complete its investigation by September 14, 2007.

Also, in June 2007, the Competition Committee ordered AES Ust-Kamengorskaya TET LLP (“UKT”) to pay approximately 940 million KZT (US$8 million) in damages and fines to the state for alleged antimonopoly violations in 2005 through January 2007, and to pay damages to certain consumers that allegedly had been charged unreasonable power prices since January 2007.  The Competition Committee does not quantify the damages allegedly owed to those consumers, but UKT estimates that such damages might equal or exceed approximately 235 million KZT (US$2 million).  UKT has filed an administrative appeal of that order.  The Competition Committee has stated that it will complete its review of UKT’s administrative appeal by August 20, 2007. If UKT does not prevail on administrative appeal and loses in any proceedings before the local court of first instance and the first panel of the court of appeals, UKT will have to pay the full amount of antimonopoly damages established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.

Furthermore, in July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 17.8 billion KZT (US$147 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007.  That order supersedes the Competition Committee order against Nurenergoservice that is disclosed in the Company’s 10-Q for the first quarter of 2007.  The Competition Committee has ordered Nurenergoservice to appear for a hearing on August 8, 2007, concerning Nurenergoservice’s alleged antimonopoly violations. Nurenergoservice has filed an administrative appeal of the July 2007 order. If Nurenergoservice does not prevail on administrative appeal and loses in any proceedings before the local court of first instance and the first panel of the court of appeals, Nurenergoservice will have to pay the full amount of antimonopoly damages established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.

The Competition Committee has not indicated whether it intends to assert claims against the Hydros and/or UKT for alleged antimonopoly violations post January 2007 and/or against Nurenergoservice for alleged antimonopoly violations post first quarter 2007.  The Hydros, UKT, and Nurenergoservice believe they have meritorious defenses and will assert them vigorously in the above-referenced proceedings; however, there can be no assurances that they will be successful in their efforts.

In related proceedings, in March 2007 the local financial police initiated criminal proceedings against the General Director and the Finance Director of the Hydros, seeking from them approximately 1.6 billion KZT (US$13 million) in alleged damages relating to the Hydros’ alleged antimonopoly violations.  Those criminal proceedings were later terminated pursuant to a settlement.

As of the date of this filing, we are in default under our secured and unsecured credit facilities as a result of the August 2007 Restatement.  In addition, we need to obtain waivers of this default relating to our previously delivered financial statements before we will be able to borrow additional funds under our credit facilities.  The Company is pursuing waivers with its senior bank lenders and expects to obtain them in the near term.

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

Controls and procedures through May 2007 restatement

As reported in Item 9A of the Company’s 2005 Form 10 K/A filed on April 4, 2006, management reported that material weaknesses existed in our internal controls as of December 31, 2005. In conjunction with the evaluation of errors related to the May 2007 restatement of the financial statements for the years ended December 31, 2004 and 2005, and as a result of additional deficiencies noted during 2006 year-end review procedures, the Company identified five additional material weaknesses that existed as of December 31, 2005 but which were not previously identified or disclosed. Three of the newly identified material weaknesses were unremediated as of December 31, 2006 and relate to: A Lack of Detailed Accounting Records for Certain Holding Companies; A Lack of Adequate Controls and Procedures Related to Granting and Reporting of Share-Based Compensation, and A Lack of Adequate Procedures to Assess Whether an Investment in a Variable Interest Entity Should Be Consolidated. Two of the newly identified material weaknesses were remediated prior to December 31, 2006. These two material weaknesses relate to A Lack of Reconciliation and Review Procedures at our Subsidiary C.A. Electricidad de Caracas (“EDC”) and A Lack of Adequate Controls Regarding Balance Sheet Classification of Restricted Cash. Each of these material weaknesses and the remediation status is described further below in the section entitled “Management’s Report on Internal Controls over Financial Reporting” and “Remediation of Material Weaknesses,” respectively.

Controls and procedures changes since May 2007 restatement

As reported in Item 9A of the Company’s 2006 Form 10 K filed on May 23, 2007, management reported that material weaknesses existed in our internal controls as of December 31, 2006. In conjunction with the evaluation of errors related to this August 2007 restatement the Company determined that the material weakness previously disclosed as “Derivative Accounting” would be restated and broadened as a material weakness related to “Contract Accounting”.

Additional procedures

As a result of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this 2006 Form 10-K/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a 15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

Management determined that the following material weaknesses in internal control over financial reporting that existed as of December 31, 2005 and were reported in the Company’s Form 10 K/A filed on April 4, 2006 also existed as of December 31, 2006:

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

Contract Accounting:

The Company previously reported it lacked effective controls related to accounting for certain derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In the May 2007 restatement, the Company reported adjustments for several derivative-related errors related to the accounting for embedded derivatives in contracts that were executed prior to 2006. The Company also previously reported it lacked an effective control to ensure that an adequate hedge valuation was performed and lacked effective controls to ensure preparation of adequate documentation of the on-going assessment of hedge effectiveness, in accordance with SFAS 133, for certain interest rate and foreign currency hedge contracts entered into prior to 2005. During the course of remediating this material weakness, the Company developed a remediation plan which includes, among other controls, a broad review of contracts by the Company’s accounting department so that the Company can identify and properly account for derivatives and hedging activities. After the May 2007 Restatement and as part of the Company’s review of contracts within the remediation effort for this material weakness, the Company identified certain lease-related errors related to the accounting for contract modifications that occurred after the July 1, 2003 implementation of EITF 01-08, Determining Whether an Arrangement Contains a Lease (EITF 01-8) . The contract modifications had not been evaluated for proper lease treatment. While leases are not derivative instruments, a contract must be evaluated as a lease and may be subject to the requirements of SFAS No. 133. These types of interconnections between accounting principles generally accepted in the United States (US GAAP) are a factor which played a significant role in the Company’s decision to broaden the remediation of the “Derivative Accounting” material weakness into one that would address the adequate accounting for contracts under US GAAP. The completeness of the contract evaluation process is essential to establishing proper contract accounting in conformity with US GAAP. Accordingly, the Company determined that the restatement of the “Derivative Accounting” material weakness to “Contract Accounting” more accurately reflects the ineffective operation of controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and upon modification, to allow them to be adequately accounted for in accordance with US GAAP. The errors that have been identified during the remediation have been recorded in the May 2007 Restatement or the August 2007 Restatement as described in the Restatement section in Part I of this Form 10-K/A. As a result of these errors, and the lack of sufficient time to test operating effectiveness of newly implemented controls, the Company determined that the lack of effective controls could result in a more than remote likelihood of material misstatement and thus continues to represent a material weakness as of December 31, 2006.

Management determined that the following material weaknesses existed as of December 31, 2005 and December 31, 2006, but were not previously identified or reported:

Contract Accounting

Although this material weakness was previously disclosed as a “Derivative Accounting” material weakness, as noted above in this Item 9A, the “Derivative Accounting” material weakness has been restated as of December 31, 2006 as “Contract Accounting”.

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

The Company’s independent auditor has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, included in the Annual Report on Form 10-K/A.

Remediation of Existing Material Weaknesses:

The following material weaknesses that existed as of December 31, 2005 and were reported in the Company’s Form 10 K filed on April 4, 2006 were remediated as of December 31, 2006:

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

Contract Accounting:

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

Although it was not a focus of the remediation effort, while evaluating and testing the implementation of the remediation plan described below, the Company discovered some immaterial errors in contracts entered into prior to 2006 related to the identification of embedded derivatives at the time of inception. Based on this, the Company performed a targeted review of selected contracts entered into prior to 2006 which contained similar indices or foreign currency clauses and performed additional review procedures to confirm whether further errors existed. The inclusion of the internal control weakness relative to the identification of embedded derivatives disclosed the broader nature of the remediation effort of the previously disclosed “Derivative Accounting” material weakness.

After the May 2007 Restatement and in the course of remediating the “Derivative Accounting” material weakness, the Company identified material errors with regard to whether certain contracts constituted leases under EITF 01-08. These contracts had been originally executed prior to July 1, 2003 but amended subsequent to that date. The Company performed a targeted review with its business units to confirm whether they had properly evaluated contracts modified subsequent to that date. The Company believes that the restated material weakness more accurately reflects an ineffective operation of controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and on an ongoing basis, to allow them to be adequately accounted for in accordance with US GAAP. The broader nature of the material weakness had already been considered in the previously disclosed “Derivative Accounting” material weakness remediation plan which adequately addresses the remediation of the material weakness restated as “Contract Accounting”.

Although the Company believes it has implemented appropriate controls to ensure remediation of the previously identified material weakness, it will continue to assess the operating effectiveness of these controls as well as identify areas for improvement to the execution of current controls, before concluding on full remediation. The completed steps related to the remediation plan include the following:

•      Engaged outside resources to assist management in refining comprehensive contract review policies and procedures for use by our subsidiaries when evaluating, reviewing and approving contracts that may qualify as derivatives or hedges, that may contain embedded derivatives, that may qualify as leases, or that may contain guarantees;

•      Developed an automated solution (implemented in February 2007) to collect and consolidate all material contracts at our subsidiaries to assist in the appropriate evaluation and documentation requirements in accordance with US GAAP;

•      Provided detailed training to subsidiaries on new policy and procedure guidance related to contract evaluation.; and

•      Centralized hedge assessments and valuations within the Corporate Accounting and Risk Management functions.

Additional steps in the remediation plan include:

•      Improved procedures to ensure the submission of contracts and contract modifications for US GAAP evaluation; and

•      Additional training will be provided in the future to both finance and non-finance employees who are responsible for hedging activities, development of power purchase agreements and negotiation of significant purchase contracts.

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

Lack of Adequate Controls and Procedures Related to Granting and Reporting of Share-Based Compensation:

The Company retained an outside consulting firm to assist with the collection and processing of data relating to the Company’s share-based compensation grants and electronic discovery for the periods 1997 2007. The outside consulting firm also provided a team of forensic accountants to assist the Company with its: (i) evaluation of relevant SEC and FASB guidance relating to share-based compensation; (ii) implementation of procedures for review of electronic data, including emails; and (iii) analysis of the information used to determine measurement dates, strike prices and valuations required to reach the resulting accounting adjustments. All material adjustments have been recorded in the respective financial statements included in this restatement.

In May of 2007, the Ad Hoc Committee instituted a moratorium of the issuance or modification of grants of share-based compensation until the Company presents a comprehensive remediation plan to the Committee. At that time, if the Committed believes grants can be administered correctly, it is not required to wait until the remediation of the material weakness is completed to lift the moratorium. The Company anticipates that the moratorium will be lifted in the fourth quarter of 2007. In the interim, this moratorium shall be lifted only in special circumstances, such as new hire grants or the departure of an employee, and must have the approval of the CEO and Compensation Committee of the Board of Directors along with specific reviews to ensure the grants are properly administered and accounted for.

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

Changes in Internal Control:

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that other than the identification of new material weaknesses, the remediation of certain previously reported and newly identified material weaknesses, and progress on remediation of certain previously reported and newly identified material weaknesses, as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a 15 or 15d 15 that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Contract Accounting:

The Company previously reported it lacked effective controls related to accounting for certain derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In the May 2007 restatement, the Company reported adjustments for several derivative-related errors related to the accounting for embedded derivatives in contracts that were executed prior to 2006. The Company also previously reported it lacked an effective control to ensure that an adequate hedge valuation was performed and lacked effective controls to ensure preparation of adequate documentation of the on-going assessment of hedge effectiveness, in accordance with SFAS 133, for certain interest rate and foreign currency hedge contracts entered into prior to 2005. During the course of remediating this material weakness, the Company developed a remediation plan which includes, among other controls, a broad review of contracts by the Company’s accounting department so that the Company can identify and properly account for derivatives and hedging activities. After the May 2007 Restatement and as part of the Company’s review of contracts within the remediation effort for this material weakness, the Company identified certain lease-related errors related to the accounting for contract modifications that occurred after the July 1, 2003 implementation of EITF 01-08, Determining Whether an Arrangement Contains a Lease (EITF 01-8) . The contract modifications had not been evaluated for proper lease treatment. While leases are not derivative instruments, a contract must be evaluated as a lease and may be subject to the requirements of SFAS No. 133. These types of interconnections between accounting principles generally accepted in the United States (US GAAP) are a factor which played a significant role in the Company’s decision to broaden the remediation of the “Derivative Accounting” material weakness into one that would address the adequate accounting for contracts under US GAAP. The completeness of the contract evaluation process is essential to establishing proper contract accounting in conformity with US GAAP. Accordingly, the Company determined that the restatement of the “Derivative Accounting” material weakness to “Contract Accounting” more accurately reflects the ineffective operation of controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and upon modification, to allow them to be adequately accounted for in accordance with US GAAP. The errors that have been identified during the remediation have been recorded in the May 2007 Restatement or the August 2007 Restatement as described in the Restatement section in Part I of this Form 10-K/A. As a result of these errors, and the lack of sufficient time to test operating effectiveness of newly implemented controls, the Company determined that the lack of effective controls could result in a more than remote likelihood of material misstatement and thus continues to represent a material weakness as of December 31, 2006.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows and financial statement schedules as of and for the year ended December 31, 2006, of the Company and our report dated May 22, 2007 (August 6, 2007 as to the effects of the August 2007 Restatement and Reclassification into Discontinued Operations described in Note 1, Note 26 and the Restatement section of Note 1 on page S-5 ) expressed an unqualified opinion on those financial statements and financial statement schedules and includes explanatory paragraphs relating to the adoption of Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in 2006, the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” in 2005 and the restatements of the consolidated financial statements and financial statement schedules as discussed in Note 1.

/s/ Deloitte & Touche LLP

McLean, Virginia
May 22, 2007 (August 6, 2007 as to the effects of the August 2007 Restatement on the Contract Accounting material weakness as described in Management’s Report on Internal Controls over Financial Reporting, as restated)

ITEM 9B.         OTHER INFORMATION.

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

The Compensation Committee varies the allocation among these four components of compensation so that the most senior executives in the Company, including the Chief Executive Officer, Chief Financial Officer and the three other executive officers and former executive officer named in the Summary Compensation Table in this Form 10-K/A (the “named executive officers”), who have the greatest influence over our performance, are awarded compensation that has a significant portion highly dependent upon Company and individual performance. The Program is also designed to ensure that compensation awards vest in a manner that rewards consistency in performance over time.

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

Additional information regarding the Compensation Committee’s processes and procedures in determining executive officer compensation, including the role of the Chief Executive Officer and other executive officers, is contained in “Information About our Compensation Committee and Nominating and Corporate Governance Committee” in this Form 10-K/A.

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

The base salary amounts paid to our named executive officers in 2006 are contained in the “Salary” column of the Summary Compensation Table in this Form 10-K/A.

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

The level of achievement of each performance goal is confidential, has not been publicly disclosed, and the Compensation Committee has determined that disclosure of the levels of such goals would cause competitive harm to the Company. When the Compensation Committee set performance goals, the Compensation Committee intended for performance at target to be a challenging, but attainable, goal. The Compensation Committee also believed, at the time the performance goals were set, that performance at a level above the target was achievable but a stretch goal. The threshold, target and maximum pay-out levels of the Performance Incentive Plan awards for each named executive officer are shown in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns of the Grants of Plan-Based Awards Table in this Form 10-K/A.

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

Considering these performance results as compared to performance targets, the named executive officers (excluding Barry Sharp who was not eligible to receive a 2006 actual or target bonus) received an average bonus of 124% of the 2006 target amount, when consideration for performance of their personal objectives was measured.

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

The Performance Incentive Plan awards paid out to the named executive officers for 2006 are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 221 of the Form 10-K/A.

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

Information regarding the amounts and values of the LTC Plan awards is contained in the Summary Compensation Table and the Grants of Plan-Based Awards Table in this Form 10-K/A. A description of the terms of the awards is contained in “Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table” in this Form 10-K/A.

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

The payment of the 2004 PU awards is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table in this Form 10-K/A.

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

Payout of 2004 RSU Awardsx

The first grant of RSU awards under the LTC Plan vested at the end of 2006 as our TSR exceeded the TSR of the S&P 500 over the 2004-2006 measurement period. Our TSR was 133%, while the TSR of the S&P 500 Index was 28%. Payout of these RSUs will be made as soon as administratively practicable in 2009.

Vesting of the 2004 RSU awards is reflected in the Option Exercises and Stock Vested table in this Form 10-K/A and additional information regarding the awards is set forth in the Nonqualified Deferred Compensation Table (and its accompanying narrative) in this Form 10-K/A.

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

More detailed information about the employment agreements, Severance Plan and award agreements is contained in “Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table” in this Form 10-K/A and “Potential Payments Upon Termination or Change in Control” in this Form 10-K/A.

Employment Agreements

For competitive reasons, the Compensation Committee determined that the Chief Executive Officer and Chief Financial Officer should have employment agreements. Each of these agreements is in line with the Program’s compensation guidelines. The agreements provide, among other matters, that if we terminate an executive’s employment without “cause” or the executive terminates his employment for “good reason,” the executive will be entitled to the sum of his or her annual base salary and target bonus for the year of employment termination multiplied by a factor (of two, in the case of our Chief Executive Officer, and of one, in the case of our Chief Financial Officer). If we terminate an executive’s employment without cause or the executive terminates for good reason within two years following a change in control, the executive will receive, among other payments and benefits, the sum of annual base salary and target bonus for the year of employment termination multiplied by a factor (of three, in the case of our Chief Executive Officer and of two, in the case of our Chief Financial Officer). To protect our business interests, each of the agreements further provides that AES will not be required to make any payments under those circumstances until the executive executes a release of claims against AES. The definitions of “cause”, “good reason” and “change in control” are contained in “Potential Payments upon Termination or Change in Control” in this Form 10-K/A.

Additionally, the employment agreements contain confidentiality, and two-year non-competition and non-solicitation provisions to protect our business interests by preventing these executives from disrupting our business, by competing, soliciting our employees or customers, or disparaging AES during employment and post-employment.

Severance Plan

The Severance Plan provides the named executive officers (other than our Chief Executive Officer and Chief Financial Officer) and other eligible employees with payments and benefits, including certain tax reimbursements and gross up benefits, in the event their employment is involuntarily terminated under certain circumstances. In such cases, participants in the Severance Plan are entitled to, among other payments and benefits, one year’s annual base salary plus the target bonus for the year of employment termination. An action by AES is required for a person to be involuntarily terminated under the plan. Additionally, participating named executive officers are entitled to severance benefits in the event of a change in control if they are not offered continued employment in similar positions following a change in control. To protect our business interests, the Severance Plan further provides that no payments or benefits will be made there under until the terminated employee executes a written release of claims against us. At our discretion, such release may also contain such non-competition, non-solicitation and non-disclosure provisions as we may consider necessary or appropriate.

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

Section 409A

Participation in, and compensation paid under, our plans, arrangements and agreements may, in certain instances, result in the deferral of compensation that is subject to the requirements of Section 409A of the Code. To date, the U.S. Treasury Department and Internal Revenue Service have issued only preliminary guidance regarding the impact of Section 409A of the Code on AES’s plans, arrangements and agreements. Generally, to the extent that our plans, arrangements and agreements fail to meet certain requirements under Section 409A of the Code, compensation earned there under may be subject to immediate taxation and tax penalties. We intend our plans, arrangements and agreements to be structured and administered in a manner that complies with Section 409A of the Code.

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

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with AES’s management and, based on this review and discussion, recommended to the Board that it be included in AES’s proxy statement and incorporated into AES’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

Name & Principal Position	Year	Salary ($)(2)	Bonus ($)*	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)(6)*	All Other Compensation ($)(7)	Total ($)
Paul Hanrahan, CEO	2006	$897,667		$1,084,746	$936,120	$4,049,800		$228,228	$7,196,561
Victoria Harker, EVP & CFO	2006	$481,250		$60,739	$43,827	$532,000			$1,117,816
William R. Luraschi, EVP	2006	$472,500		$672,838	$306,067	$1,462,900		$90,000	$3,004,305
Andres R. Gluski, EVP & COO	2006	$441,667		$178,998	$162,741	$958,580		$47,458	$1,789,444
Haresh Jaisinghani, EVP	2006	$423,333		$167,974	$153,886	$742,676		$63,033	$1,550,902
Barry J. Sharp, Former EVP and CFO(1)	2006	$267,502		$341,457	$266,971	$1,010,685		$94,117	$1,980,732

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

(3)             These amounts relate to Restricted Stock Units (RSUs) granted in 2006 and prior years. The values set forth in this column are based on the amounts recognized for financial statement reporting purposes in 2006 computed in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions). A discussion of the relevant assumptions made in the evaluation may be found in our financial statements, footnotes to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“AES’s Form 10-K/A”).

(4)             These amounts relate to Options granted in 2006 and prior years. The values set forth in this column are based on the amounts recognized for financial statement reporting purposes in 2006 computed in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions). A discussion of the relevant assumptions made in the evaluation may be found in our financial statements, footnotes to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in AES’s Form 10-K/A.

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

Name	2006 Annual Incentive Plan Award	2004-2006 Performance
Paul Hanrahan, CEO	$1,557,700	$2,492,100
Victoria Harker, EVP & CFO	$532,000	$0
William R. Luraschi, EVP	$632,200	$830,700
Andres R. Gluski, EVP & COO	$626,300	$332,280
Haresh Jaisinghani, EVP	$454,700	$287,976
Barry J. Sharp, Former EVP and CFO	$—	$1,010,685

(6)             We do not have a defined-benefit pension plan. Although our executives are eligible to participate in nonqualified deferred compensation plans, we do not provide any above-market and/or preferential earnings on deferred compensation. Therefore, no amounts are reportable in this Column. Aggregate earnings on deferred compensation are reported in the Nonqualified Deferred Compensation Table of the Form 10-K/A.

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

Name	AES Contributions to Qualified and Nonqualified Defined Contribution Plans
Paul Hanrahan, CEO	$214,193
Victoria Harker, EVP & CFO	$—
William R. Luraschi, EVP	$90,000
Andres R. Gluski, EVP & COO	$47,458
Haresh Jaisinghani, EVP	$63,033
Barry J. Sharp, Former EVP and CFO	$94,117

Grants of Plan-Based Awards (2006)

The following table contains information concerning each grant of an award we made under our plans in 2006 to the named executive officers

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold* ($)	Target ($)	Maximum ($)	or Units* (#)	Underlying Options (#)	Awards ($ / Sh)	Awards (3)(4) ($)
Paul Hanrahan		$ 677,250	$ 1,354,500	$ 2,709,000
	24 Feb 2006	$ 1,200,000	$ 2,400,000	$ 4,800,000
	24 Feb 2006								152,672	$ 17.58	$ 1,032,063
	24 Feb 2006					75,085	75,085				$ 935,084
Victoria Harker		$ 200,000	$ 400,000	$ 800,000
	23 Jan 2006	$ 281,250	$ 562,500	$ 1,125,000
	23 Jan 2006								23,340	$ 17.62	$ 158,712
	23 Jan 2006					17,558	17,558				$ 199,235
William R. Luraschi		$ 249,375	$ 498,750	$ 997,500
	24 Feb 2006	$ 375,000	$ 750,000	$ 1,500,000
	24 Feb 2006								47,710	$ 17.58	$ 322,520
	24 Feb 2006					23,464	23,464				$ 292,213
Andres R. Gluski		$ 222,500	$ 445,000	$ 890,000
	24 Feb 2006	$ 318,750	$ 637,500	$ 1,275,000
	24 Feb 2006								40,553	$ 17.58	$ 274,138
	24 Feb 2006					19,945	19,945				$ 248,388
Haresh Jaisinghani		$ 215,000	$ 430,000	$ 860,000
	24 Feb 2006	$ 325,000	$ 650,000	$ 1,300,000
	24 Feb 2006								41,349	$ 17.58	$ 279,519
	24 Feb 2006					20,336	20,336				$ 253,258
Barry J. Sharp	—	—	—	—		—	—		—	—	—

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

(3)                 The grant date fair value amounts are calculated in accordance with FAS 123R for the Restricted Stock Units (RSUs) and Options awarded in 2006 (disregarding any estimates of forfeitures related to service-based vesting conditions). A discussion of the relevant assumptions made in the valuations may be found in our financial statements, footnotes to the financial statements, or Management’s Discussion &Analysis, as appropriate, contained in AES’s Form 10-K/A.

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

The Employment Agreements provide Mr. Hanrahan and Ms. Harker with the right to receive certain payments and to continue to receive certain benefits after the termination of their employment. These events and the related payments and benefits are described in “Potential Payments Upon Termination or Change in Control” in this Form 10-K/A.

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

Effect of Termination of Employment or Change in Control

The vesting of Performance Units, Restricted Stock Units, and Options and the ability of the named executive officers to exercise or receive payments under those awards are affected by a termination of their employment and by a change in control. These events and the related payments and benefits are described in “Potential Payments Upon Termination or Change in Control” in this Form 10-K/A.

Outstanding Equity Awards at Fiscal Year-End (2006)

The following table contains information concerning all unexercised options and stock awards granted to the named executive officers which have not vested and which were outstanding on December 31, 2006.

	Option Awards							Stock Awards*
Name	Number of Securities Underlying Unexercised Options (#) Excercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day / mo / year)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Hanrahan	28,888					$17.1250	2 Feb 09	45,987	(16)	$1,013,546	148,701	(21)	$3,277,370
	19,790					$36.3150	4 Feb 10
	48,571					$55.6100	31 Jan 11
	304,823					$13.1900	25 Oct 11
	643,648					$ 2.8300	12 Feb 13
	87,770					$ 2.8300	1 May 13
	112,444	(1)	56,222	(1)		$8.9700	4 Feb 14
	32,666	(2)	65,331	(2)		$16.8100	25 Feb 15
	0		152,672	(3)		$17.5800	24 Feb 16
Victoria Harker	0		23,340	(4)		$17.6200	23 Jan 16				17,558	(22)	$386,978
William R. Luraschi	14,500					$19.5000	3 Dec 07	54,715	(17)	$1,205,919	48,003	(23)	$1,057,986
	14,666					$17.1250	2 Feb 09
	14,738					$36.3150	4 Feb 10
	12,286					$55.6100	31 Jan 11
	92,028					$13.1900	25 Oct 11
	37,481	(5)	18,741	(5)		$8.9700	4 Feb 14
	10,889	(6)	21,777	(6)		$16.8100	25 Feb 15
	0		47,710	(7)		$17.5800	24 Feb 16
Andres R. Gluski	5,000					$45.6520	30 Jun 10	6,132	(18)	$135,142	29,760	(24)	$655,910
	7,143					$55.6100	31 Jan 11
	30,696					$13.1900	25 Oct 11
	14,993	(8)	7,496	(8)		$8.9700	04 Feb 14
	4,356	(9)	8,710	(9)		$16.8100	25 Feb 15
	0		40,553	(10)		$17.5800	24 Feb 16
Haresh Jaisinghani	3,634					$36.3125	4 Feb 10	5,314	(19)	$117,121	29, 252	(25)	$644,714
	9,000					$55.6100	31 Jan 11
	13,461					$13.1900	25 Oct 11
	10,392					$2.8300	12 Feb 13
	0		6,497	(11)		$8.9700	4 Feb 14
	3,956	(12)	7,912	(12)		$16.8100	25 Feb 15
	0		41,349	(13)		$17.5800	24 Feb 16
Barry J. Sharp	27,084					$19.5000	3 Dec 07	18,650	(20)	$411,046	31,083	(26)	$685,069
	33,334					$17.1250	2 Feb 09
	37,896					$36.3150	4 Feb 10
	50,000					$55.6100	21 Jan 11
	0		22,801	(14)		$8.9700	4 Feb 14
	13,792		27,584	(15)		$16.8100	25 Feb 15

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

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last	Withdrawals /	Balance at Last
Name	Last FY ($)(1)	Last FY ($)(2)	FY ($)(3)	Distributions ($)	FYE ($)(4)
Paul Hanrahan	$2,304,885	$184,542	$289,710	$0	$3,443,961
Victoria Harker	$0	$0	$0	$0	$0
William R. Luraschi	$702,102	$61,500	$81,693	$0	$1,019,951
Andres R. Gluski	$270,277	$21,583	$9,038	$0	$310,291
Haresh Jaisinghani	$260,641	$34,533	$18,622	$0	$336,286
Barry J. Sharp	$822,092	$67,600	$85,514	$0	$1,249,586

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

	Executive Contributions to
	Restoration Supplemental	Mandatory Deferral of RSUs
	Retirement Plan	Vesting on December 31, 2006
Paul Hanrahan, CEO	$277,800	$2,027,085
Victoria Harker, EVP & CFO	$0	$0
William R. Luraschi, EVP	$26,400	$675,702
Andres R. Gluski, EVP & COO	$0	$270,277
Haresh Jaisinghani, EVP	$26,400	$234,241
Barry J. Sharp, Former EVP & CFO	$0	$822,092

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

(3)          Amounts in this column represent investment earnings under the Restoration Supplemental Retirement Plan and, for Mr. Hanrahan, Mr. Luraschi, and Mr. Jaisinghani, investment earnings under our Supplemental Retirement Plan. A breakdown of amounts reported in this column is as follows:

	Investment Earnings Under Restoration Supplemental Retirement Plan	Investment Earnings Under Supplemental Retirement Plan
Paul Hanrahan, CEO	$108,185	$181,525
Victoria Harker, EVP & CFO	$0	$0
William R. Luraschi, EVP	$33,596	$48,096
Andres R. Gluski, EVP & COO	$9,038	$0
Haresh Jaisinghani, EVP	$16,890	$1,733
Barry J. Sharp, Former EVP & CFO	$2,226	$83,289

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

Restricted Stock Units

Under the terms of our LTC Plan, shares are not issued pursuant to an award of RSUs until two years after the RSUs are vested. A description of the terms of the RSUs is contained in “Narrative Disclosure Relating to Summary Compensation and Grants of Plan-Based Awards Table—2003 Long Term Compensation Plan—Restricted Stock Units” in this Form 10-K/A.

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

(1)           For the aggregate number of vested options and RSUs outstanding as of December 31, 2006, see the Outstanding Equity Awards at Fiscal Year-End Table. For information regarding the aggregate amount of our named executive officers’ vested benefits under our nonqualified deferred compensation plans, see the Nonqualified Deferred Compensation Table.

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

Additional Information Relating to Potential Payments Upon
Termination of Employment or Change in Control

Employment Agreements

Certain terms of our Employment Agreements with Mr. Hanrahan and Ms. Harker are described in “Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table” in this Form 10-K/A. The Employment Agreements also provide for certain payments and benefits to be made to them upon the termination of their respective employment. The payments and benefits that would be made are based upon the circumstances of the termination, including whether it occurs after a change in control.

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

Director Compensation

					Change in
					Pension
					Value &
	Fees	Non-Equity			Nonqualified
	Earned or	Stock	Option	Incentive Plan	Deferred
	Paid in	Awards	Awards	Compensation	Compensation	All Other
Name(1)	Cash ($)	($)(2)	($)(3)	($)	Earnings ($)	Compensation ($)(4)	Total ($)
Richard Darman Nonexecutive Chairman of the Board	$0	$399,750	$0	$0	$0	$15,000	$414,750
Kristina M. Johnson	$45,000	$107,400	$0	$0	$0	$0	$152,400
John A. Koskinen Chair—Environment, Safety and Technology Committee	$0	$164,900	$0	$0	$0	$14,600	$179,500
Philip Lader Chair—Nominating and Corporate Governance Committee	$0	$124,900	$33,435	$0	$0	$10,000	$168,353
John H. McArthur Chair—Financial Audit Committee	$68,000	$97,000	$0	$0	$0	$10,000	$175,000
Sandra O. Moose	$53,000	$57,000	$33,435	$0	$0	$15,000	$158,453
Philip A. Odeen Chair—Compensation Committee	$25,000	$99,900	$33,435	$0	$0	$15,000	$173,353
Charles O. Rossotti	$0	$159,900	$0	$0	$0	$15,000	$174,900
Sven Sandstom	$0	$159,900	$0	$0	$0	$0	$159,900

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

A discussion of the relevant assumptions made in these evaluations may be found in our financial statements, footnotes to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006

The following directors held options to purchase the following number of shares of our common stock as of December 31, 2006: Richard Darman 357,760, Kristina M. Johnson 0, John A. Koskinen 0, Phillip Lader 39,626, John H. McArthur 17,340, Sandra O. Moose 1,219, Phillip A. Odeen 11,204, Charles O. Rossotti 21,912, and Sven Sandstom 52,815.

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

Deferred Incentive Compensation Grant

Directors received an annual Deferred Incentive Compensation Grant valued at $80,000. Directors may elect to take the Deferred Incentive Compensation Grant in the form of stock units (vested immediately), an option grant or a mix of stock units and options. To the extent a Director elected to receive options, such options were subject to a ten-year term and a three-year vesting schedule; to be vested in three equal installments upon the anniversary of the date of grant. The Black Scholes valuation methodology was employed to determine the number of shares of stock which was awarded and grants were equal to 100% of the quoted market price on the date of grant. It is our policy to grant the options at an exercise price equal to the fair market value of our common stock (e.g. the closing price) on the date of grant and all options granted to directors during 2006 adhered to this policy. In connection with an internal accounting review of share-based compensation, we reviewed our historical practices with respect to the award of share-based compensation and determined that not all of our past awards to our directors complied with this policy as a result of administrative or other errors or delays. Unless otherwise determined, options shall expire 180 days after termination of service. Units awarded pursuant to the Deferred Incentive Compensation grant will be paid out in accordance with 409(A) of the Internal Revenue Code and the terms of the relevant plan documents.

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

Except as otherwise indicated, the address for each person below is c/o The AES Corporation, 4300 Wilson Boulevard, Arlington, Virginia 22203.

Shares Beneficially Owned by Directors and Executive Officers

Name	Position Held with the Company	Shares of Common Stock Beneficially Owned(1)(2)		% of Class (1)(2)
Richard Darman	Director and Chairman of the Board	818,963	(3)	*
Paul Hanrahan	President, Chief Executive Officer and Director	1,683,181	(4)
Kristina M. Johnson	Director	31,234
John A. Koskinen	Director	39,984
Philip Lader	Director	195,208	(5)	*
John H. McArthur	Director	56,607
Sandra O. Moose	Director	23,975
Philip A. Odeen	Director	50,213	(6)	*
Charles O. Rossotti	Director	110,633	(7)	*
Sven Sandstrom	Director	90,496		*
Victoria Harker	Executive Vice President and CFO	10,131		*
William R. Luraschi	Executive Vice President Business Development	370,447		*
Andres R. Gluski	Executive Vice President and COO	111,170		*
Haresh Jaisinghani	Executive Vice President	100,686	(8)	*
Barry J. Sharp	Former Executive Vice President and CFO	332,457	(9)
All Directors and Executive Officers as a Group (20) persons)		6,374,338		0.91
Legg Mason Funds Management, Inc	100 Light Street Baltimore, MD 21202	119,019,275	(10)	17.89
FMR Corporation	82 Devonshire Street Boston, MA 02109	66,367,539	(11)	9.98

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

       (2) Includes (a) the following shares issuable upon exercise of options outstanding as of February 23, 2007 that are able to be exercised on or before April 24, 2007: Mr. Darman—432,760 shares; Dr. Johnson—0; Mr. Koskinen—0; Mr. Hanrahan—1,418,378 shares; Mr. Lader—39,626 shares; Mr. McArthur—17,340 shares; Dr. Moose—1,219; Mr. Odeen—11,204 shares; Mr. Rossotti—21,912 shares; Mr. Sandstrom—52,815 shares; Mr. Luraschi—242,121 shares, Ms. Harker—7,780 shares; Mr. Gluski—87,557 shares; Mr. Jaisinghani—39,534 shares; and Mr. Sharp—198,699 shares; all Directors and executive officers as a group—2,915,548 shares; (b) the following units issuable under the Deferred Compensation Plan for Directors: Mr. Darman—94,203 units; Dr. Johnson—31,234 units; Mr. Koskinen—39,984 units; Mr. Lader—34,431 units; Mr. McArthur—39,267 units; Dr. Moose—22,756 units; Mr. Odeen—24,009 units; Mr. Rossotti—38,721 units; and Mr. Sandstrom—37,681 units; all Directors as a group 362,286 units; (c) the following shares held in The AES Retirement Savings Plan and the Employee Stock Ownership Plan: Mr. Hanrahan—44,036 shares; Mr. Luraschi—47,012 shares; Ms. Harker—1.075 shares; Mr. Gluski—2,215 shares; Mr. Jaisinghani—25,353 shares; and Mr. Sharp—57, 453 shares; all executive officers as a group 606,023 shares; and (d) the following units issuable under the Restoration Supplemental Retirement Plan and the AES Corporation Supplemental Retirement Plan: Mr. Hanrahan—52,270; Mr. Luraschi 15,634 units; Ms. Harker—1,276 units; Mr. Gluski—3,003 units;Mr. Jaisinghani—5,328 units; and Mr. Sharp—19,475 units; all executive officers as a group—121,689 units; (e) the following fully vested RSUS issuable under the 2003 long-term compensation plan: Mr. Hanrahan—137,960; Mr. Luraschi—65,680; Ms. Harker—0; Mr. Gluski—18,395; Mr. Jaisinghani—15,942; Mr. Sharp—55,950; all executive officers as a group—394,563.

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

10.33	The AES Corporation International Retirement Plan.**
10.34	The AES Corporation Severance Plan dated as of June 1, 2006.**
10.35

The definitive agreement between Petroleos de Venezuela S.A. and The AES Corporation and AES Shannon Holdings B.V. dated February 15, 2007 is incorporated by reference to Exhibit 99.1 of the Form 8-K filed on February 27, 2007.

12.1	Statement of computation of ratio of earnings to fixed charges (filed herewith).
21.1	Subsidiaries of The AES Corporation.**
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP (filed herewith).
24	Power of Attorney (filed herewith).
31.1	Rule13a-14(a)/15d-14(a) Certification of Paul Hanrahan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Victoria D. Harker (filed herewith).
32.1	Section 1350 Certification of Paul Hanrahan (filed herewith).
32.2	Section 1350 Certification of Victoria D. Harker (filed herewith).

*                    indicates management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of this report.

**             previously filed.

(c)           Schedules.

Schedule I—Condensed Financial Information of Registrant

Schedule II—Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AES CORPORATION
(Company)
Date: August 6, 2007	By:	/s/ PAUL HANRAHAN
Name: Paul Hanrahan
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
*	Chairman of the Board and Director	August 6, 2007
Richard Darman
*	President, Chief Executive Officer	August 6, 2007
Paul Hanrahan	(Principal Executive Officer) and Director
*	Director	August 6, 2007
Kristina M. Johnson
*	Director	August 6, 2007
John A. Koskinen
*	Director	August 6, 2007
Philip Lader
*	Director	August 6, 2007
John H. McArthur
*	Director	August 6, 2007
Sandra O. Moose
*	Director	August 6, 2007
Philip A. Odeen
*	Director	August 6, 2007
Charles O. Rossotti
*	Director	August 6, 2007
Sven Sandstrom
/s/ VICTORIA D. HARKER	Executive Vice President and Chief Financial Officer	August 6, 2007
Victoria D. Harker	(Principal Financial Officer)
/s/ MARY WOOD	Vice President and Controller
Mary Wood	(Principal Accounting Officer)

*By:	/s/ BRIAN A. MILLER	August 6, 2007
Attorney-in-fact

THE AES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I—Condensed Financial Information of Registrant	S-2
Schedule II—Valuation and Qualifying Accounts	S-9

Schedules other than those listed above are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
UNCONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	December 31,
	2006	2005
	(Restated)(1)	(Restated)(1)
ASSETS
Current Assets:
Cash and cash equivalents	$238	$262
Restricted cash	8	6
Accounts and notes receivable from subsidiaries	895	1,014
Deferred income taxes	20	28
Prepaid expenses and other current assets	38	7
Total current assets	1,199	1,317
Investment in and advances to subsidiaries and affiliates	5,777	4,500
Office Equipment:
Cost	55	39
Accumulated depreciation	(18)	(12)
Office equipment, net	37	27
Other Assets:
Deferred financing costs (less accumulated amortization: 2006, $60, 2005, $47)	76	84
Deferred income taxes	799	773
Other assets	113	—
Total other assets	988	857
Total	$8,001	$6,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1	$4
Accrued and other liabilities	221	174
Term loan—current portion	—	200
Total current liabilities	222	378
Long-term Liabilities:
Term loan	200	—
Senior notes payable	3,859	3,838
Senior subordinated notes and debentures payable	—	113
Junior subordinated notes and debentures payable	731	731
Other long-term liabilities	24	29
Total long-term liabilities	4,814	4,711
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	6,654	6,561
Accumulated loss	(1,096)	(1,300)
Accumulated other comprehensive loss	(2,600)	(3,656)
Total stockholders’ equity	2,965	1,612
Total	$8,001	$6,701

(1)          See note 1 to Schedule I related to restated unconsolidated financial statements.

See Notes to Schedule I.

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF UNCONSOLIDATED OPERATIONS
(IN MILLIONS)

	For the Years Ended December 31,
	2006	2005	2004
	(Restated)(1)	(Restated)(1)	(Restated)(1)
Revenues from subsidiaries and affiliates	$38	$39	$42
Equity in earnings (losses) of subsidiaries and affiliates	838	1,090	614
Interest income	48	54	47
General and administrative expenses	(293)	(178)	(186)
Interest expense	(444)	(441)	(484)
Income (loss) before cumulative effect of change in accounting principle	187	564	33
Cumulative effect of accounting change	—	1	—
Income (loss) before income taxes	187	565	33
Income tax benefit	17	22	271
Net income (loss)	$204	$587	$304

(1)          See note 1 to Schedule I related to restated unconsolidated financial statements.

See Notes to Schedule I.

THE AES CORPORATION
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF UNCONSOLIDATED CASH FLOWS
(IN MILLIONS)

	For the Years Ended December 31,
	2006	2005	2004
	(Restated)(1)	(Restated)(1)	(Restated)(1)
Net cash provided by operating activities	$288	$412	$437
Investing Activities:
Proceeds from asset sales, net of expenses	120	2	13
Investment in and advances to subsidiaries	(337)	(148)	(477)
Acquisitions-net of cash acquired	(103)	(85)	—
Returned of capital	10	57	127
Increase in restricted cash	(1)	(3)	(4)
Additions to property, plant and equipment	(37)	(30)	(27)
Net cash (used in) provided by investing activities	(348)	(207)	(368)
Financing Activities:
Borrowings of notes payable and other coupon bearing securities	—	5	491
Repayments of notes payable and other coupon bearing securities	(150)	(259)	(1,140)
Return of investment on equity capital contributions	117	—	—
Proceeds from issuance of common stock, net	78	26	16
Payments for deferred financing costs	(9)	(2)	(14)
Net cash (used in) provided by financing activities	36	(230)	(647)
(Decrease)/Increase in cash and cash equivalents	(24)	(25)	(578)
Cash and cash equivalents, beginning	262	287	865
Cash and cash equivalents, ending	$238	$262	$287
Schedule of non-cash investing and financing activities:
Common stock issued for debt retirement	—	—	$168

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

RESTATEMENT

The Company previously identified certain material weaknesses related to its system of interal control over financial reporting which required us to restate our financial statements for the years ended December 31 2005 and prior as disclosed in our Form 10-K filed on May 23, 2007. Subsequent to the filing of our 2006 Form 10-K, certain other errors were found related to Brazil “special obligations” and accounting for leases at our Pakistan and Southland subsidiaries. As a result of these errors we are restating our financial statements for the years ended December 31, 2006 and prior.

The term “August 2007 Restatement” refers collectively to the errors related to special obligations liabilities at the AES Eletropaulo and AES Sul subsidiaries and the errors related to accounting for leases at the AES Southland and Pakistan subsidiaries and the reclassification of EDC and Central Valley into discontinued operations. The term “May 2007 Restatement” refers collectively to the errors that were previously discussed in our 2006 Annual Report on Form 10-K that was filed on May 23, 2007.

The combined impact of the August and May 2007 Restatements resulted in a decrease to previously reported net income of $57 million for the year ended December 31, 2006; a decrease of $43 million for the year ended December 31, 2005 and an increase of $6 million for the year ended December 31, 2004. It also resulted in a decrease to previously reported net income of $9 million for the three months ended March 31, 2006; a decrease of $3 million for the six months ended June 30, 2006; an increase of $11 million for the nine months ended September 30, 2006 and a decrease of $6 million for the three months ended March 31, 2007. Additionally, the cumulative adjustment for all periods prior to 2004 resulted in an increase to retained deficit of $50 million.

Other than information relating to the restatement and conforming the presentation of discontinued operations as described below, no attempt has been made in this 10 K/A to amend or update other disclosures originally presented in the Form 10 K. Except as stated herein, this Form 10 K/A does not reflect events occurring after the filing of the Form 10 K on May 23, 2007 or amend or update those disclosures. Accordingly, this Form 10 K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10 K.

The following tables set forth the previously reported and restated amounts of selected items within Schedule I condensed financial statement information for the years ended December 31, 2006, December 31, 2005 and December 31, 2004:

Selected Unconsolidated Balance Sheet Data:

Selected Unconsolidated Balance Sheet Data:

	December 31, 2006		December 31, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(in millions)		(in millions)
Assets
Accounts and notes receivable from subsidiaries	$895	$895	$1,014	$1,014
Total current assets	$1,199	$1,199	$1,317	$1,317
Investment in and advances to subsidiaries and affiliates	$5,827	$5,777	$4,494	$4,500
Office equipment, cost	$55	$55	$39	$39
Office equipment, net	$37	$37	$27	$27
Deferred income taxes	$799	$799	$773	$773
Total other assets	$988	$988	$857	$857
Total assets	$8,051	$8,001	$6,695	$6,701
Liabilities & Stockholders' Equity
Other long-term liabilities	$3	$24	$9	$29
Total long-term liabilities	$4,793	$4,814	$4,691	$4,711
Additional paid-in capital	$6,654	$6,654	$6,561	$6,561
Accumulated loss	$(1,025)	$(1,096)	$(1,286)	$(1,300)
Accumulated other comprehensive loss	$(2,600)	$(2,600)	$(3,656)	$(3,656)
Total stockholders' equity	$3,036	$2,965	$1,626	$1,612
Total liabilities & stockholders' equity	$8,051	$8,001	$6,695	$6,701

Selected Statement of Unconsolidated Operations Data:

Selected Unconsolidated Operations Data:

	For the Year Ended December 31,		For the Year Ended December 31,		For the Year Ended December 31,
	2006		2005		2004
	As Previously	As Previously	As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
	(in millions)		(in millions)		(in millions)
Equity in earnings (losses) of subsidiaries and affiliates	$895	$838	$1,108	$1,090	$610	$614
Interest income	$48	$48	$54	$54	$47	$47
General and administrative expenses	$(293)	$(293)	$(178)	$(178)	$(186)	$(186)
Interest expense	$(444)	$(444)	$(441)	$(441)	$(484)	$(484)
Income (loss) before cumulative effect of change in accounting principle	$244	$187	$582	$564	$29	$33
Income (loss) before income taxes	$244	$187	$583	$565	$29	$33
Income tax (expense) benefit	$17	$17	$22	$22	$271	$271
Net income (loss)	$261	$204	$605	$587	$300	$304

2.   Notes Payable

		Final	First Call	December 31,
	Interest Rate	Maturity	Date(1)	2006	2005
				(in millions)
Senior Secured Term Loan	LIBOR + 1.75%	2011	—	200	200
Senior Secured Notes	8.750%	2013	—	1,200	1,200
Senior Secured Notes	9.000%	2015	—	600	600
Senior Notes	8.750%	2008	—	202	202
Senior Notes	9.500%	2009	—	467	467
Senior Notes	9.375%	2010	—	423	423
Senior Notes	8.875%	2011	—	307	307
Senior Notes	8.375%	2011	—	168	148
Senior Notes	7.750%	2014	—	500	500
Senior Subordinated Debentures	8.875%	2027	2004	—	115
Convertible Junior Subordinated Debentures	6.000%	2008	—	213	213
Convertible Junior Subordinated Debentures	6.750%	2029	—	517	517
Unamortized discounts				(7)	(10)
SUBTOTAL.				4,790	4,882
Less: Current maturities(2)				—	(200)
Total				$4,790	$4,682

(1)          The first call date represents the date that the Company, at its option, can call the related debt.

(2)          Senior Secured Term Loan was classified as a current maturity as of December 31, 2005, because the loan was in default as of March 31, 2006.

FUTURE MATURITIES OF DEBT—Scheduled maturities of total debt for continuing operations at December 31, 2006 are:

2007	$—
2008	415
2009	467
2010	423
2011	674
Thereafter	2,811
Total	$4,790

3.   Dividends from Subsidiaries and Affiliates

Cash dividends received from consolidated subsidiaries and from affiliates accounted for by the equity method were as follows:

	2006	2005	2004
	(in millions)
Subsidiaries	$808	$741	$824
Affiliates	19	32	29

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