Form 10-Q
period 2007-06-30
AES CORP
filed 2007-08-09
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at July 31, 2007, was 668,613,428.

EXPLANATORY NOTE

As previously disclosed in the Company’s Form 8-K dated February 26, 2007 and 10-K/A dated August 7, 2007, the financial statements presented in Item 1 and the accompanying management’s discussion and analysis of financial condition and results of operations set forth in Item 2 are restated to reflect the correction of errors that were contained in the Company’s condensed consolidated financial statements and other financial information for the three and six months ended June 30, 2006. In addition, the prior period financial statements have been restated to reflect the change in the Company’s segments as discussed in Note 9 and discontinued operations as discussed in Note 6 of the condensed consolidated financial statements.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)(1)	(Restated)(1)	(Restated)(1)
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Regulated	$1,708	$1,543	$3,314	$3,054
Non-Regulated	1,636	1,319	3,139	2,614
Total revenues	3,344	2,862	6,453	5,668
Cost of Sales:
Regulated	(1,117)	(992)	(2,207)	(1,977)
Non-Regulated	(1,339)	(1,003)	(2,502)	(1,919)
Total cost of sales	(2,456)	(1,995)	(4,709)	(3,896)
Gross margin	888	867	1,744	1,772
General and administrative expenses	(88)	(58)	(171)	(114)
Interest expense	(411)	(432)	(833)	(850)
Interest income	141	87	241	201
Other expense	(24)	(31)	(65)	(109)
Other income	262	24	299	43
Gain on sale of investments	9	2	10	89
Asset impairment expense	—	(16)	—	(16)
Foreign currency transaction losses on net monetary position	(4)	(4)	(4)	(27)
Equity in earnings of affiliates	21	11	41	46
Other non-operating expense	(6)	—	(45)	—
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	788	450	1,217	1,035
Income tax expense	(274)	(88)	(455)	(275)
Minority interest expense	(235)	(169)	(371)	(243)
INCOME FROM CONTINUING OPERATIONS	279	193	391	517
Income from operations of discontinued businesses net of income tax expense of $11, $26, $23 and $39, respectively	9	27	71	45
Loss from disposal of discontinued businesses net of income tax expense of $—	(41)	(66)	(677)	(66)
Income from extraordinary item net of income tax expense of $—	—	21	—	21
NET INCOME (LOSS)	$247	$175	$(215)	$517
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.42	$0.30	$0.59	$0.79
Discontinued operations	(0.05)	(0.06)	(0.91)	(0.03)
Extraordinary item	—	0.03	—	0.03
BASIC EARNINGS (LOSS) PER SHARE:	$0.37	$0.27	$(0.32)	$0.79
DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.41	$0.29	$0.58	$0.77
Discontinued operations	(0.05)	(0.06)	(0.90)	(0.03)
Extraordinary item	—	0.03	—	0.03
DILUTED EARNINGS (LOSS) PER SHARE:	$0.36	$0.26	$(0.32)	$0.77

(1)             See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,478	$1,379
Restricted cash	662	548
Short-term investments	1,204	640
Accounts receivable, net of reserves of $242 and $233, respectively	2,036	1,769
Inventory	497	471
Receivable from affiliates	94	76
Deferred income taxes—current	251	208
Prepaid expenses	147	109
Other current assets	1,168	927
Current assets of held for sale and discontinued businesses	18	438
Total current assets	7,555	6,565
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	996	928
Electric generation and distribution assets	24,216	21,835
Accumulated depreciation	(7,106)	(6,545)
Construction in progress	1,133	979
Property, plant and equipment, net	19,239	17,197
Other assets:
Deferred financing costs, net of accumulated amortization of $202 and $188, respectively	282	279
Investments in and advances to affiliates	721	595
Debt service reserves and other deposits	549	524
Goodwill, net	1,468	1,416
Other intangible assets, net of accumulated amortization of $201 and $172, respectively	341	298
Deferred income taxes—noncurrent	691	602
Other assets	1,739	1,634
Noncurrent assets of held for sale and discontinued businesses	37	2,091
Total other assets	5,828	7,439
TOTAL ASSETS	$32,622	$31,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$913	$795
Accrued interest	299	404
Accrued and other liabilities	2,314	2,131
Non-recourse debt-current portion	1,515	1,411
Recourse debt-current portion	615	—
Current liabilities of held for sale and discontinued businesses	4	288
Total current liabilities	5,660	5,029
LONG-TERM LIABILITIES
Non-recourse debt	10,829	9,834
Recourse debt	4,180	4,790
Deferred income taxes-noncurrent	1,185	803
Pension liabilities and other post-retirement liabilities	898	844
Other long-term liabilities	3,544	3,554
Long-term liabilities of held for sale and discontinued businesses	2	434
Total long-term liabilities	20,638	20,259
Minority Interest (including discontinued businesses of $- and $175, respectively)	3,263	2,948
Commitments and Contingent Liabilities (see Note 7)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 668,336,299 and 665,126,309 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	7	7
Additional paid-in capital	6,791	6,654
Accumulated deficit	(1,364)	(1,096)
Accumulated other comprehensive loss	(2,373)	(2,600)
Total stockholders’ equity	3,061	2,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,622	$31,201

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2007	2006
		(Restated)(1)
	(in millions)
OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,107	$951
INVESTING ACTIVITIES:
Capital Expenditures	(1,190)	(552)
Acquisitions—net of cash acquired	(256)	(13)
Proceeds from the sales of businesses	781	234
Proceeds from the sales of assets	5	7
Sale of short-term investments	754	758
Purchase of short-term investments	(1,167)	(945)
Increase in restricted cash	(179)	(124)
Purchase of emission allowances	(2)	(48)
Proceeds from the sales of emission allowances	10	67
Decrease (increase) in debt service reserves and other assets	109	(10)
Purchase of long-term available-for-sale securities	(23)	(52)
Other investing	11	(1)
Net cash used in investing activities	(1,147)	(679)
FINANCING ACTIVITIES:
(Repayments) borrowings under the revolving credit facilities, net	(183)	143
Issuance of non-recourse debt	798	1,200
Repayments of recourse debt	—	(150)
Repayments of non-recourse debt	(597)	(1,581)
Payments for deferred financing costs	(21)	(55)
Distributions to minority interests	(266)	(125)
Contributions from minority interests	336	117
Issuance of common stock	29	28
Financed capital expenditures	(8)	(17)
Other financing	1	(3)
Net cash provided by (used in) financing activities	89	(443)
Effect of exchange rate changes on cash	50	27
Total increase (decrease) in cash and cash equivalents	99	(144)
Cash and cash equivalents, beginning	1,379	1,176
Cash and cash equivalents, ending	$1,478	$1,032
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$919	$846
Cash payments for income taxes, net of refunds	$350	$258
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired in acquisition	$392	$—
Non-recourse debt assumed in acquisitions	$657	$—
Liabilities relieved due to sale of assets	$39	$—
Liabilities assumed in acquisition	$134	$—

(1)          See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements

1.   FINANCIAL STATEMENT PRESENTATION

As previously disclosed in the Form 8-K of The AES Corporation (“the Company”) dated February 26, 2007 and Form 10-K/A dated August 7, 2007, the financial statements presented in Item 1 and the accompanying management’s discussion and analysis of financial condition and results of operations set forth in Item 2 of this Form 10-Q are restated to reflect the correction of errors that were contained in the Company’s condensed consolidated financial statements and other financial information for the three and six months ended June 30, 2006. In addition, the prior period financial statements have been restated to reflect the change in the Company’s segments as discussed in Note 9 and discontinued operations as discussed in Note 6 of these condensed consolidated financial statements.

Consolidation

In this Quarterly Report the terms “AES”, “the Company”, “us” or “we” refer to the consolidated entity including its subsidiaries and affiliates.  The term “The AES Corporation” or “the Parent” refers only to the publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, variable interest entities in which the Company has an interest have been consolidated where the Company is identified as the primary beneficiary. Investments in which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the restated audited 2006 consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, as filed with the SEC on August 7, 2007.

Restatement of Consolidated Financial Statements

The Company restated its consolidated financial statements for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 in its 2006 Form 10-K/A filed with the SEC on August 7, 2007. The adjustments presented in the restatement are the result of the identification of certain financial statement errors relating to these years which, had they been corrected on a cumulative basis in the 2006 consolidated financial statements, would have materially misstated the results of prior periods. The Company is also restating the previously issued interim periods ending March 31, 2006, June 30, 2006 and September 30, 2006. The errors that were identified related to accounting for derivative instruments, leases, income taxes, share-based compensation and certain items in our Brazil and La Electricidad de Caracas (“EDC”) subsidiaries.

The condensed consolidated financial statements have been restated in this Form 10-Q to reflect the impact of correcting these errors for the three and six months ended June 30, 2006 and resulted in an increase to net income of $6 million and a decrease to net income of $3 million, respectively. The impact of the restatement resulted in a decrease of previously reported net income of $57 million for the full year ended December 31, 2006. The Company also plans to amend its previously filed Form 10-Q for the three months ended March 31, 2007 to reflect  the impact of certain additional errors noted in the aforementioned restatement adjustments that were not previously reflected in the Form 10-Q filed with the SEC on June 21, 2007.  The impact of all adjustments on net income for the three months ended March 31, 2007 and 2006 is a decrease of $7 million and $6 million, respectively, and is reflected in the condensed consolidated statement of operations balances for the six months ended June 30, 2007.

The restatement adjustments reflect the correction of errors included in the May 23, 2007 Form 10-K and the August 7, 2007 Form 10-K/A.  Significant adjustments included:

Revenue—The determination that modification of power sales agreements contained leases in our AES Pakistan subsidiaries and the correction of unbilled revenues in Venezuela decreased revenue by $12 million and $23 million for the three and six months ended June 30, 2006, respectively.  The $12 million decrease for the three months ended June 30, 2006 was offset by an $8 million Sul tariff adjustment.

Cost of Sales—Decrease of the US GAAP fixed asset basis and related depreciation at Eletropaulo of $6 million and $11 million for the three and six months ended June 30, 2006, respectively.

Equity in Earnings of Affiliates—The deconsolidation of the Cartegena business, due to application of Financial Accounting Standards Board Interpretation No. 46, Variable Interest Entities, reduced earnings of equity affiliates by $10 million and $11 million for the three and six months ended June 30, 2006, respectively.

Income Tax Expense—The tax effect of other adjustments increased income tax expense by $6 million and $10 million for the three and six months ended June 30, 2006, respectively.

Other Expense—The deconsolidation of the Cartegena business and the correction of the timing of impairment of the Totem investment reduced other expense by $28 million for the three and six months ended June 30, 2006.

The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the three months ended June 30, 2006:

	Three Months Ended June 30, 2006
		Discontinued Operations
Revenues:	As Originally Filed	EDC	Central Valley	Restatement Adjustments	2007 2Q Form 10-Q
Regulated	$1,506	$(161)	$—	$198	1,543
Non-Regulated	1,532	—	(9)	(204)	1,319
Total revenues	3,038	(161)	(9)	(6)	2,862
Cost of Sales:
Regulated	(1,098)	104	—	2	(992)
Non-Regulated	(1,021)	—	12	6	(1,003)
Total cost of sales	(2,119)	104	12	8	(1,995)
Gross margin	919	(57)	3	2	867
General and administrative expenses	(59)	—	—	1	(58)
Interest expense	(442)	12	—	(2)	(432)
Interest income	90	(5)	—	2	87
Other expense	(61)	1	—	29	(31)
Other income	26	(3)	—	1	24
Gain (loss) on sale of investments	2	—	—	—	2
Loss on sale of subsidiary stock	—	—	—	—	—
Asset impairment expense	(16)	—	—	—	(16)
Foreign currency transaction losses on net monetary position	1	(3)	—	(2)	(4)
Equity in earnings of affiliates	23	—	—	(12)	11
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	483	(55)	3	19	450
Income tax expense	(106)	25	(1)	(6)	(88)
Minority interest expense	(166)	6	—	(9)	(169)
INCOME FROM CONTINUING OPERATIONS	211	(24)	2	4	193
Income (loss) from operations of discontinued businesses net of income tax	—	24	(2)	5	27
(Loss) gain from disposal of discontinued businesses net of income tax	(63)	—	—	(3)	(66)
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	148	—	—	6	154
Income from extraordinary items net of income tax	21	—	—	—	21
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	169	—	—	6	175
Cumulative effect of change in accounting principle net of income tax	—	—	—	—	—
Net income	$169	$—	—	$6	$175
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	0.32	(0.04)	—	0.02	0.30
Discontinued Operations	(0.09)	0.04	—	(0.01)	(0.06)
Extraordinary item	0.03	—	—	—	0.03
BASIC EARNINGS (LOSS) PER SHARE:	0.26	—	—	0.01	0.27
DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	0.31	(0.04)	—	0.02	0.29
Discontinued Operations	(0.09)	0.04	—	(0.01)	(0.06)
Extraordinary item	0.03	—	—	—	0.03
DILUTED EARNINGS (LOSS) PER SHARE	0.25	—	—	0.01	0.26

The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
		Discontinued Operations
Revenues:	As Originally Filed	EDC	Central Valley	Restatement Adjustments	2007 2Q Form 10-Q
Regulated	$2,976	$(309)	$—	$387	3,054
Non-Regulated	3,044	—	(16)	(414)	2,614
Total revenues	6,020	(309)	(16)	(27)	5,668
Cost of Sales:
Regulated	(2,202)	212	—	13	(1,977)
Non-Regulated	(1,948)	—	20	9	(1,919)
Total cost of sales	(4,150)	212	20	22	(3,896)
Gross margin	1,870	(97)	4	(5)	1,772
General and administrative expenses	(114)	—	—	—	(114)
Interest expense	(874)	22	—	2	(850)
Interest income	206	(8)	—	3	201
Other expense	(138)	1	—	28	(109)
Other income	57	(4)	—	(10)	43
Gain (loss) on sale of investments	87	—	—	2	89
Loss on sale of subsidiary stock	—	—	—	—	—
Asset impairment expense	(16)	—	—	—	(16)
Foreign currency transaction losses on net monetary position	(21)	(3)	—	(3)	(27)
Equity in earnings of affiliates	59	—	—	(13)	46
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,116	(89)	4	4	1,035
Income tax expense	(296)	32	(1)	(10)	(275)
Minority interest expense	(254)	10	—	1	(243)
INCOME FROM CONTINUING OPERATIONS	566	(47)	3	(5)	517
Income (loss) from operations of discontinued businesses net of income tax	—	47	(3)	1	45
(Loss) gain from disposal of discontinued businesses net of income tax	(67)	—	—	1	(66)
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	499	—	—	(3)	496
Income from extraordinary items net of income tax	21	—	—	—	21
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	520	—	—	(3)	517
Cumulative effect of change in accounting principle net of income tax	—	—	—	—	—
Net income	$520	$—	$—	$(3)	$517
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	0.86	(0.07)	—	—	0.79
Discontinued Operations	(0.10)	0.07	—	—	(0.03)
Extraordinary item	0.03	—	—	—	0.03
BASIC EARNINGS (LOSS) PER SHARE:	0.79	—	—	—	0.79
DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	0.85	(0.07)	—	(0.01)	0.77
Discontinued Operations	(0.10)	0.07	—	—	(0.03)
Extraordinary item	0.03	—	—	—	0.03
DILUTED EARNINGS (LOSS) PER SHARE	0.78	—	—	(0.01)	0.77

Cash Flow Information

The effects of the restatement adjustments, primarily due to the Cartegena deconsolidation, was a reduction of cash provided by operating activities of $26 million, a reduction in cash used in investing activities of $16 million and a reduction in cash used in financing activities of $76 million.

The Company has been cooperating with an informal inquiry by the Staff of the Securities Exchange Commission (“SEC Staff”) concerning the Company’s restatement of its consolidated financial statements and related matters, and has been providing information and documents to the SEC Staff on a voluntary basis. Because the Company is unable to predict the outcome of this inquiry and the SEC Staff may disagree with the manner in which the Company has accounted for and reported the financial impact of the adjustments to previously filed consolidated financial statements, there is the risk that the inquiry by the SEC could lead to circumstances in which the Company may have to further restate previously filed financial statements, amend prior filings or take other actions not currently contemplated.

For further discussion of other aspects of the Company’s restatement of its financial statements, see Part I—Restatement of Consolidated Financial Statements in the Company’s 2006 Form 10-K/A.

2.    INVENTORY

Inventory consists of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Coal, fuel oil and other raw materials	$245	$242
Spare parts and supplies	255	276
Less: Inventory of discontinued operations.	(3)	(47)
Total	$497	$471

3.   LONG-TERM DEBT

Non-Recourse Debt

Debt Defaults

Subsidiary non-recourse debt in default, classified as current debt in the accompanying condensed consolidated balance sheet, as of June 30, 2007 is as follows:

	Primary Nature	June 30, 2007
Subsidiary	of Default	Default	Net Assets
		(in millions)
Ekibastuz	Covenant	$1	$(113)
Hefei	Payment	4	17
Kelanitissa (1)	Covenant	61	41
TEG/TEP	Covenant	441	192
Tisza II	Material adverse change	93	150
Total		$600

(1)          Kelanitissa is in violation of a covenant under its $65 million credit facility because of a cross default to a material agreement for the plant. The outstanding debt balance as of June 30, 2007 was $61 million.

None of the subsidiaries listed above that are currently in default are considered to be a material subsidiary under AES’s corporate debt agreements; defaults by a material subsidiary would trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby, upon an acceleration, trigger an event of default and possible acceleration of the indebtedness under the AES Parent Company’s outstanding debt securities.

Recourse Debt

Debt Defaults

As of the date of this filing, we are in default under our secured and unsecured credit facilities as a result of the recent restatement as discussed in Part I of the Company's 2006 10-K/A filed August 7, 2007. In addition, we need to obtain waivers of this default relating to our previously delivered financial statements before we will be able to borrow additional funds under our credit facilities. The Company is pursuing waivers with its senior bank lenders and expects to obtain them in the near term. As a result, the senior secured term loan was classified as a current maturity as of June 30, 2007.

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

	Three Months Ended June 30,
	2007			2006
	Income	Shares	$ per Share	Income	Shares	$ per Share
				(Restated)		(Restated)
BASIC EARNINGS PER SHARE
Income from continuing operations	$279	667	$0.42	$193	658	$0.30
EFFECT OF DILUTIVE SECURITIES
Convertible securities	5	15	(0.01)	—	—	—
Stock options and warrants	—	9	—	—	9	(0.01)
Restricted stock units	—	1	—	—	2	—
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$284	692	$0.41	$193	669	$0.29

There were approximately 6,273,271 and 7,709,112 options outstanding at June 30, 2007 and 2006, respectively, that could potentially dilute basic earnings per share.  Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related periods. For the three months ended June 30, 2007, there was one anti-dilutive convertible debenture omitted from the calculation because it was anti-dilutive and for the three months ended June 30, 2006 all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.

	Six Months Ended June 30,
	2007			2006
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(Restated)		(Restated)	(Restated)		(Restated)
BASIC EARNINGS PER SHARE
Income from continuing operations	$391	667	$0.59	$517	658	$0.79
EFFECT OF DILUTIVE SECURITIES
Convertible securities	—	—	—	11	15	(0.02)
Stock options and warrants	—	9	(0.01)	—	9	—
Restricted stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$391	678	$0.58	$528	684	$0.77

There were approximately 6,273,271 and 7,709,112 options outstanding at June 30, 2007 and 2006, respectively, that could potentially dilute basic earnings per share.  Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related periods.  For the six months ended June 30, 2007, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive and for the six months ended June 30, 2006 there was one anti-dilutive convertible debenture omitted from the calculation because it was anti-dilutive.

5.   OTHER INCOME (EXPENSE)

The components of other income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)	(Restated)	(Restated)
	(in millions)		(in millions)
Contract settlement gain	$137	$—	$137	$—
Gross receipts tax recovery	93	—	93	—
Gain on sale of assets	4	2	8	2
Gain on extinguishment of liabilities	—	—	2	14
Legal/dispute settlement	—	1	17	1
Other	28	21	42	26
Total other income	$262	$24	$299	$43

The components of other expenses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)	(Restated)	(Restated)
	(in millions)		(in millions)
Loss on sale and disposal of assets	$(9)	$(6)	$(14)	$(12)
Loss on extinguishment of liabilities	—	—	(3)	(61)
Legal/dispute settlement	—	(5)	(22)	(5)
Marked-to-market loss on commodity derivatives	1	1	1	1
Other	(16)	(21)	(27)	(32)
Total other expense	$(24)	$(31)	$(65)	$(109)

6.   SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The following table summarizes financial information of the entities in which the Company has the ability to exercise significant influence but does not control, and that are accounted for using the equity method. It excludes information related to Barry, Cartagena and IC ICTAS Energy Group, unconsolidated majority-owned subsidiaries, and the CEMIG business because the Company has discontinued the application of the equity method in accordance with its accounting policy regarding equity method investments, as discussed below. As variable interest entities, Cartagena and IC ICTAS Energy Group are precluded from consolidation under the provisions of FIN 46R, Variable Interest Entities as the Company is not the primary beneficiary of either entities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)	(Restated)	(Restated)
	(in millions)		(in millions)
Revenues	$233	$243	$461	$475
Gross Margin	$59	$63	$125	$119
Net Income	$45	$48	$77	$88

In accordance with APB No. 18 The Equity Method of Accounting for Investments in Common Stock (“APB 18”), the Company discontinues the application of the equity method when an investment is reduced to zero and does not provide for additional losses when the Company does not guarantee the obligations of the investee, or is not otherwise committed to provide further financial support for the investee. The above table excludes income statement information for the Company’s investments in which the Company has discontinued the application of the equity method. Furthermore, in accordance with APB 18, the Company’s policy is to resume the application of the equity method if the investee subsequently reports net income only after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

In March 2006, the Company’s wholly-owned subsidiary, AES Kingston Holdings, B.V., sold its 50% indirect ownership interest in Kingston Cogeneration Limited Partnership (“KCLP”), a 110 MW cogeneration plant located in Ontario, Canada. AES received $110 million in net proceeds for the sale of its investment and recognized a pre-tax gain of $87 million on the sale.

In May 2006, the Company, through its wholly-owned subsidiary, AES Grand Itabo, purchased an additional 25% interest in Empresa Generadora de Electricidad Itabo S.A. (“Itabo”), a power generation business located in the Dominican Republic for approximately $23 million. Prior to May, the Company held a 25% interest in Itabo indirectly through its Gener subsidiary in Chile and had accounted for the investment using the equity method of accounting. As a result of the transaction, AES now has a 48% economic interest in Itabo, and a majority voting interest, thus requiring consolidation. Through the purchase date in May, the Company’s initial 25% share in Itabo’s net income is included in the “Equity in earnings from affiliates” line item on the consolidated income statements. Subsequent to the Company’s purchase of the additional 25% interest, Itabo is reflected as a consolidated entity included at 100% in the consolidated financial statements, with an offsetting charge to minority interest expense for the minority shareholders’ interest. The Company engaged a third-party valuation specialist to determine the purchase price allocation for the additional 25% investment. The valuation resulted in fair values of current assets and total liabilities in excess of the purchase price. Therefore, the Company recognized a $21 million after-tax extraordinary gain on the transaction in the second quarter of 2006.

7.   DISCONTINUED OPERATIONS

On February 22, 2007, the Company entered into a definitive agreement with Petróleos de Venezuela, S.A., (“PDVSA”) dated February 15, 2007, to sell all of its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a US$120 million dividend in 2007. On March 1, 2007, the shareholders of EDC approved and declared a US$120 million dividend, payable on March 16, 2007, to all shareholders on record as of March 9, 2007. A wholly-owned subsidiary of the Company was the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, this subsidiary received approximately US$97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The sale of EDC and the payment of the purchase price occurred on May 16, 2007. During the first quarter of 2007, the Company recognized an impairment charge of approximately $638 million related to this sale. As a result of the final disposition of EDC in May 2007, the Company recognized an additional impairment charge of approximately $38 million net of income and withholding taxes. The total impairment charge of $676 million represented the net book value of the Company’s investment in EDC less the selling price. The impairment expense is included in the loss from disposal of discontinued businesses line item on the condensed consolidated statements of operations for the six months ended June 30, 2007.

In May 2007, the Company’s wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50MW Delano facility and the 25MW Mendota facility) for $51 million, subject to regulatory approvals. These facilities, along with an associated management company (together, the “Central Valley Businesses”) were included in the North America Generation segment. The AES Board of Directors approved the sale of the Central Valley Businesses in February 2007. The closing of the sale occurred on July 16, 2007. As a result, Central Valley is reported as “held for sale” and the results of its operations and financial position are reflected in the discontinued operations line items in the Company’s condensed consolidated financial statements as of June 30, 2007.

In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America Utilities business located in Argentina. The Buenos Aires Province in Argentina approved the transaction in May 2007. Therefore, Eden, a consolidated subsidiary of AES, has been classified as “held for sale” and reflected as such on the condensed consolidated financial statements. In addition to the results of its operations, Eden has also recognized a $1 million unfavorable adjustment during the six months ended June 30, 2007, to the originally recorded net loss on the sale as a result of the finalization of the sale transaction.

In May 2006, the Company reached an agreement to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, collectively “IQP”, which is part of the Europe & Africa Generation segment. IQP is an open cycle gas turbine, located in the U.K. In September 2006, the Company completed the sale of IQP. Proceeds from the sale were $28 million in cash and the buyer assumed $30 million of IQP’s debt. The results of operations and financial position of IQP for the three and six months ended June 30, 2006 are reflected in the discontinued operations line items on the condensed consolidated financial statements.

The following table summarizes the revenue and net income (loss) for these discontinued operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)	(Restated)	(Restated)
	(in millions)		(in millions)
Revenues	$115	$197	$308	$384
Gain from operations of discontinued businesses	20	53	94	84
Income tax expense	(11)	(26)	(23)	(39)
Income from operations of discontinued businesses	$9	$27	$71	$45
Loss on disposal of discontinued operations	$(41)	$(66)	$(677)	$(66)

8.   CONTINGENCIES

Environmental

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of June 30, 2007, the Company recorded liabilities of $14 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of June 30, 2007.

Guarantees, Letters of Credit

As of June 30, 2007, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $699 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

As of June 30, 2007, the Company had $377 million in letters of credit outstanding under the revolving credit facility and under the senior unsecured credit facility that operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays a letter of credit fee ranging from 1.63% to 2.36% per annum on the outstanding amounts. In addition, the Company had $1 million in surety bonds outstanding at June 30, 2007.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2007.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$762 million (US$365 million) from Eletropaulo and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice (“SCJ”). In June 2006, the SCJ reversed the Appellate Court’s decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo’s liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. In June 2007,

Eletropaulo’s appeal to the Special Court was dismissed by the reporting judge. Eletropaulo has appealed that dismissal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobras does so, Eletropaulo may be required to provide security in the amount of its alleged liability. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 (“Refund Period”). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC’s decision not to impose refunds for the alleged failure to file rates, including transaction-specific data, for sales during 2000 and 2001 (“September 2004 Decision”). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. The Ninth Circuit has temporarily stayed the remand to FERC until November 16, 2007, so that settlement discussions may take place. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC (“August 2006 Decision”). The Ninth Circuit has temporarily stayed its August 2006 Decision until November 16, 2007, to facilitate settlement discussions. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita’s potential liability could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita’s potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has not indicated whether it will attempt to challenge the award. Proceedings remain pending before the Indian Supreme Court regarding the presiding arbitrator’s fees and the venue of future hearings, if any. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In December 2001, a petition was filed by Gridco in the local Indian courts seeking an injunction to prohibit the Company and its subsidiaries from selling their shares in Orissa Power Generation Company Pvt. Ltd. (“OPGC”), an affiliate of the Company, pending the outcome of the above-mentioned CESCO arbitration. OPGC, located in Orissa, is a 420 MW coal-based electricity generation business from which Gridco is the sole off-taker of electricity. Gridco obtained a temporary injunction, but the District Court eventually dismissed Gridco’s petition for an injunction in March 2002. Gridco appealed to the Orissa High Court, which in January 2005 allowed the appeal and granted the injunction. The Company has appealed the High Court’s decision to the Supreme Court of India. The Supreme Court adjourned this matter to await the award in the CESCO arbitration, which will be reported to the Supreme Court. The Company believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however there can be no assurances that it will be successful in its efforts.

In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the Indian courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High Court’s decision and the underlying OERC proceedings regarding the PPA’s terms. In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA’s terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”), the pension committee for the Indianapolis Power & Light Company thrift plan (“Pension Committee”), and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. In May 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the Pension Committee breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by, inter alia, permitting assets of the thrift plan to be invested in the common stock of IPALCO prior to the acquisition of IPALCO by the Company and allegedly failing to disclose directly to each plan participant the individual defendants’ personal transactions in IPALCO stock prior to the acquisition. In September 2003 the Court granted plaintiffs’ motion for class certification. A trial addressing only the allegations of breach of fiduciary duty was held in February 2006. In March 2007, the Court issued a decision in favor of defendants and dismissed the lawsuit with prejudice. In April 2007, plaintiffs appealed the Court’s decision to the U.S. Court of Appeals for the Seventh Circuit as to the former officers and directors of IPALCO, but not as to IPALCO or the Pension Committee. Plaintiffs and the former officers and directors are briefing the appeal.

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

In January 2005, the City of Redondo Beach (“City”) of California issued an assessment against Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users’ tax (“UUT”), interest, and penalties relating to the natural gas used at AES Redondo’s power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City’s assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer’s decision. Williams later prepaid approximately $57 million to the City in order to continue litigating its petition, pursuant to a court order, and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer’s decision as to AES Redondo. The Superior Court will hear arguments on the petitions on January 25, 2008. In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo’s lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 (“New UUT Assessments”). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In January 2007, Eletropaulo Metropolitana Electricidad de São Paulo S.A. (“Eletropaulo”) received notice from the municipal environmental agency of a penalty of approximately USD$100,000. The penalty related to an Eletropaulo contractor attempting to dispose of tree trimming waste in a coal dump without a permit. The contractor has recognized responsibility in this case and has been negotiating the penalty. The current expectation is that the amount of the penalty will be reduced to approximately USD$16,000.

In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydro plants under AES concession, Ust Kamenogorsk HPP and Shulbinsk HPP (collectively, “Hydros”) for allegedly using an AES trading company, Nurenergoservice LLP, to increase power prices for consumers in alleged violation of Kazakhstan’s antimonopoly laws.  The Competition Committee issued orders directing the Hydros to pay approximately 2.7 billion KZT (US$22 million) for alleged antimonopoly violations in 2005 through

January 2007.  The Hydros challenged the orders and the Competition Committee brought suit to enforce the orders in local court.  In June 2007, the local court ruled in the Competition Committee’s favor, recalculated the damages, and ordered the Hydros to pay approximately 2.8 billion KZT (US$23 million) and terminate their contracts with Nurenergoservice.  The Hydros appealed and, in July 2007, the first panel of the court of appeals overturned the local court’s decision and vacated the Competition Committee’s orders for inadequate investigation.  The Competition Committee subsequently initiated an investigation of the Hydro’s alleged antimonopoly violations.  The Competition Committee has stated that it will complete its investigation by September 14, 2007.  Also, in June 2007, the Competition Committee ordered AES Ust-Kamengorskaya TET LLP (“UKT”) to pay approximately 940 million KZT (US$8 million) in damages and fines to the state for alleged antimonopoly violations in 2005 through January 2007, and to pay damages to certain consumers that allegedly had been charged unreasonable power prices since January 2007.  The Competition Committee does not quantify the damages allegedly owed to those consumers, but UKT estimates that such damages might equal or exceed approximately 235 million KZT (US$2 million).  UKT has filed an administrative appeal of that order.  The Competition Committee has stated that it will complete its review of UKT’s administrative appeal by August 20, 2007.  If UKT does not prevail on administrative appeal and loses in any proceedings before the local court of first instance and the first panel of the court of appeals, UKT will have to pay the full amount of antimonopoly damages and/or fines established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.  Furthermore, in July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 17.8 billion KZT (US$147 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007.  Nurenergoservice has filed an administrative appeal of the July 2007 order.  In addition, in August 2007, the Competition Committee ordered Nurenergoservice to pay a 1.8 billion KZT (US$15 million) fine for alleged antimonopoly violations in 2005 through the first quarter of 2007.  Nurenergoservice intends to administratively appeal that order.  If Nurenergoservice does not prevail on administrative appeal and loses in any proceedings before the local court of first instance and the first panel of the court of appeals, Nurenergoservice will have to pay the full amount of antimonopoly damages and/or fines established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.  The Competition Committee has not indicated whether it intends to assert claims against the Hydros and/or UKT for alleged antimonopoly violations post January 2007 and/or against Nurenergoservice for alleged antimonopoly violations post first quarter 2007.  The Hydros, UKT, and Nurenergoservice believe they have meritorious defenses and will assert them vigorously in the above-referenced proceedings; however, there can be no assurances that they will be successful in their efforts.

In June 2007, the Company received a letter from an outside law firm purportedly representing a shareholder demanding that the Company’s Board conduct a review of certain stock option plans, procedures and historical granting and exercise practices, and other matters, and that the Company commence legal proceedings against any officer and/or director who may be liable for damages to the Company. The Board has established a Special Committee, which as retained independent counsel, to consider the demands presented in the letter in light of the work undertaken by the Company in its review of share-based compensation, as more fully described in the Company’s 2006 Annual Report on Form 10-K/A.

In June 2007, IPL received a letter from an attorney purportedly representing a group of IPL employees and retirees (the “complainants”). The letter claims that IPL is recovering in rates on average approximately $19 million per year allegedly intended for the funding of the IPALCO Voluntary Employee Beneficiary Association Trust (“VEBA Trust”), which provides healthcare and life insurance benefits for certain IPL retirees. The VEBA Trust was spun off to independent trustees by IPALCO in 2000. The spin off of the VEBA Trust was publicly disclosed by IPALCO in the Agreement and Plan of Share Exchange at the time of IPALCO’s acquisition by AES. The letter asserts that IPL remains responsible for funding the VEBA Trust and requests that IPL back-fund the trust at the $19 million per year level and fund at the same level going forward. The letter further states that the complainants may file a complaint at the Indiana Utility Regulatory Commission if IPL does not fund the VEBA Trust as demanded. To date, no complaint has been filed. IPL believes it has meritorious defenses to the complainants’ claims and it will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

In July 2007, AES Energía Cartagena SRL (“AESEC”) received a purported request for arbitration from Initec Energia SA (“Initec”) relating to the construction of AESEC’s majority-owned power facility in Murcia, Spain (“Project”). In its purported request, Initec asserts claims against AESEC for, inter alia, an early completion bonus and approximately €11 million (US$15 million) in allegedly outstanding milestone payments. Initec subsequently withdrew its request for arbitration. Additionally, in July 2007, AESEC initiated arbitration against Initec, Mitsubishi Corporation, and MC Power Project Management, SL (“Contractor”) to recover damages from the Contractor for its delay in completing the Project. The Contractor has stated that it will assert counterclaims. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

9.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)	(Restated)	(Restated)
	(in millions)		(in millions)
Net income (loss)	$247	$175	$(215)	$517
Change in fair value of available for sale securities (net of income tax expense of $-, $1, $2 and $1, respectively)	—	1	3	1
Foreign currency translation adjustment:
Foreign currency translation adjustments (net of income tax benefit (expense) of $(2), $3, $(23) and $(7), respectively)	191	17	209	69
Derivative activity:
Reclassification to earnings (net of income tax benefit of $14, $3, $23 and $2, respectively)	(18)	(2)	(31)	3
Change in derivative fair value (net of income tax benefit (expense) of $(23), $(52), $10 and $(92), respectively)	60	48	33	128
Change in fair value of derivatives	42	46	2	131
Change in unfunded pension obligation (net of income tax expense of $7, $—, $7 and $—, respectively)	13	—	13	—
Comprehensive (loss) income	$493	$239	$12	$718

Accumulated other comprehensive loss is as follows at June 30, 2007 (in millions):

Accumulated other comprehensive loss December 31, 2006 (restated)	$(2,600)
Change in fair value of available for sale securities	3
Change in foreign currency translation adjustments	209
Change in fair value of derivatives	2
Change in Minimum Pension Liability	13
Accumulated other comprehensive loss June 30, 2007	$(2,373)

10.   SEGMENTS

Beginning with the 2006 Annual Report, AES realigned its reportable segments to provide more information to its investors and to better reflect how AES manages the company internally in terms of decision making and assessing performance. AES previously reported under three segments: Regulated Utilities, Contract Generation, and Competitive Supply. The Company’s segment information for the three and six months ended June 30, 2006, have been restated to conform to the 2007 segment presentation. The Company now reports seven segments which include:

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

Information about the Company’s operations by segment for the three and six months ended June 30, 2007 and 2006, respectively, is as follows:

	Total Revenue		Intersegment		External Revenue
Three Months Ended June 30,	2007	2006	2007	2006	2007	2006
		(Restated)		(Restated)		(Restated)
	(in millions)
Latin America Generation	$823	$620	$(214)	$(194)	$609	$426
Latin America Utilities	1,307	1,156	(17)	—	1,290	1,156
North America Generation	546	459	—	—	546	459
North America Utilities	259	251	—	—	259	251
Europe & Africa Generation	214	186	—	—	214	186
Europe & Africa Utilities	159	136	—	—	159	136
Asia Generation	251	240	—	—	251	240
Corporate and Other	(215)	(186)	231	194	16	8
Total Revenue	$3,344	$2,862	$—	$—	$3,344	$2,862

	Total Revenue		Intersegment		External Revenue
Six Months Ended June 30,	2007	2006	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in millions)
Latin America Generation	$1,561	$1,220	$(419)	$(389)	$1,142	$831
Latin America Utilities	2,484	2,260	(17)	—	2,467	2,260
North America Generation	1,056	954	—	—	1,056	954
North America Utilities	522	506	—	—	522	506
Europe & Africa Generation	466	394	—	—	466	394
Europe & Africa Utilities	325	288	—	—	325	288
Asia Generation	451	420	—	—	451	420
Corporate and Other	(412)	(374)	436	389	24	15
Total Revenue	$6,453	$5,668	$—	$—	$6,453	$5,668

	Total Gross Margin		Intersegment		External Gross Margin
Three Months Ended June 30,	2007	2006	2007	2006	2007	2006
		(Restated)		(Restated)		(Restated)
	(in millions)
Latin America Generation	$200	$255	$(193)	$(190)	$7	$65
Latin America Utilities	289	267	199	196	488	463
North America Generation	181	133	4	4	185	137
North America Utilities	78	59	1	—	79	59
Europe & Africa Generation	43	55	1	2	44	57
Europe & Africa Utilities	24	29	—	—	24	29
Asia Generation	60	56	1	1	61	57
Corporate and Other	13	13	(13)	(13)	—	—
Total Gross Margin	$888	$867	$—	$—	$888	$867

	Total Gross Margin		Intersegment		External Gross Margin
Six Months Ended June 30,	2007	2006	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in millions)
Latin America Generation	$450	$514	$(393)	$(381)	$57	$133
Latin America Utilities	499	496	406	393	905	889
North America Generation	335	309	8	8	343	317
North America Utilities	159	123	2	—	161	123
Europe & Africa Generation	133	135	2	3	135	138
Europe & Africa Utilities	41	65	—	—	41	65
Asia Generation	106	105	2	2	108	107
Corporate and Other	21	25	(27)	(25)	(6)	—
Total Gross Margin	$1,744	$1,772	$—	$—	$1,744	$1,772

For consolidated subsidiaries, the Company uses gross margin as a measure of profit or loss for the Company’s reportable segments. Gross margin equals revenues less cost of sales on the condensed consolidated statement of operations for each period presented.

Information about the Company’s assets by segment as of June 30, 2007 and December 31, 2006, respectively, is as follows:

	Total Assets
	June 30, 2007	December 31, 2006
	(in millions)
Latin America Generation	$7,383	$6,904
Latin America Utilities	8,437	7,260
North America Generation	6,401	5,276
North America Utilities	2,933	2,807
Europe & Africa Generation	2,737	2,292
Europe & Africa Utilities	947	807
Asia Generation	2,320	2,184
Discontinued Businesses	55	2,529
Corporate and Other	1,409	1,142
Total Assets	$32,622	$31,201

11.   BENEFIT PLANS

Total pension cost for the three and six months ended June 30, 2007 and 2006 includes the following components:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	U.S.	Foreign(1)	U.S.	Foreign(1)	U.S.	Foreign(2)	U.S.	Foreign(2)
	(in millions)				(in millions)
Service cost	$1	$3	$1	$2	$3	$5	$3	$4
Interest cost	8	97	8	90	15	190	15	178
Expected return on plan assets .	(8)	(81)	(7)	(64)	(16)	(158)	(14)	(127)
Amortization of initial net asset	—	(2)	—	(1)	—	(4)	—	(3)
Amortization of prior service cost	—	—	—	—	1	—	1	—
Amortization of net loss	2	—	1	—	3	1	2	1
Total pension cost	$3	$17	$3	$27	$6	$34	$7	$53

(1)             Expense of $2 million and $3 million is included in the above amounts and is reflected as part of discontinued operations for the three months ended June 30, 2007 and 2006, respectively.

(2)             Expense of $6 million is included in the above amounts and is reflected as part of discontinued operations for the six months ended June 30, 2007 and 2006.

The total amounts of employer contributions paid for the six months ended June 30, 2007 were $1 million for U.S. subsidiaries and $54 million for foreign subsidiaries. The expected remaining scheduled annual employer contributions for 2007 are $2 million for U.S. subsidiaries, and $55 million for foreign subsidiaries.

12.    INCOME TAXES

The Company’s effective combined state, federal and foreign income tax rates for the six month periods ended June 30, 2007 and 2006 were 37% and 27%, respectively. The increase in the 2007 tax rate primarily was the result of a $17 million increase in deferred income taxes due to a tax law change in China, a $18 million valuation allowance established against the deferred tax set up for the AgCert impairment, offset by a $29 million release of valuation allowance at one of our subsidiaries in Argentina.  In addition, the 2006 effective tax rate was favorably impacted by a $43 million valuation allowance release at Eletropaulo in the second quarter of 2006.

Effective January 1, 2007, we adopted FIN 48. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $53 million to beginning retained earnings.

At adoption, we had a total of $422 million in unrecognized tax benefits. Of this amount, $354 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of gross accrued interest and penalties for such unrecognized tax benefits was $10 million and $4 million, respectively.

Uncertain tax positions have been classified as non-current income tax liabilities unless expected to be paid in one year. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the provision for income taxes in the condensed consolidated statements of earnings.

As of June 30, 2007, the total amount of gross accrued income tax related interest and penalties included in the condensed consolidated statement of financial position was $17 million and $7 million, respectively.

We are potentially subject to income tax audits in numerous jurisdictions in the U.S. and internationally until the applicable statute of limitations expire. Tax audits by their nature are often complex and can require several years to complete. The following is a summary of tax years, potentially subject to examination, in the significant tax and business jurisdictions in which we operate.

Jurisdiction	Tax Years Subject to Examination
Argentina	2001 – 2006
Brazil	2002 – 2006
Cameroon	2004 – 2006
Chile	1998 – 2006
El Salvador	2004 – 2006
United Kingdom	1998 – 2006
United States (federal)	1992 – 2006

As of June 30, 2007, the total amount of unrecognized tax benefits was $577 million, of which $426 million would benefit the effective tax rate, if recognized.  The increase in unrecognized tax benefits is primarily the result of $141 million of additional unrecognized tax benefits previously recorded in the balance sheet as income taxes payable or a reduction to deferred tax assets, but had not been classified as unrecognized tax benefits at the time of the adoption of FIN 48.

The total amount of unrecognized tax benefits anticipated to result in a net decrease of unrecognized tax benefits within 12 months of June 30, 2007 is estimated to be between $21 million and $28 million. The net estimated decrease is primarily due to anticipated audit closures, other tax payments, and lapses in statutes of limitations.

The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years.  The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty.  It is possible that the ultimate outcome of current or future examinations may exceed current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of June 30, 2007. Our effective tax rate and net income in any given future period could therefore be materially impacted.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the terms “AES,” “the Company,” “us,” or “we” refer to The AES Corporation and all of its subsidiaries and affiliates, collectively. The term “The AES Corporation” or “the Parent Company” refers only to the parent, publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates.

Forward-Looking Information

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our 2006 Form 10-K/A. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with our 2006 Form 10-K/A, which includes restated audited consolidated financial statements for our three fiscal years ended December 31, 2006.

Executive Summary

Our Businesses

AES is one of the world’s largest global power companies, providing essential electricity services in 28 countries on five continents. We operate two types of businesses. The first is our distribution and transmission business, which we refer to as Utilities, in which we operate electric utilities and sell power to customers in the retail (including residential), commercial, industrial and governmental sectors. These customers are typically end-users of electricity. The second is our Generation business, where we sell power to wholesale customers such as utilities or other intermediaries. The revenues and earnings growth of both our Utilities and Generation businesses vary with changes in electricity demand.

Our Utilities business consists primarily of 13 distribution companies in seven countries with over 10 million end-user customers and over 4,500 MW of generation capacity. All of these companies operate in a defined service area. This segment is composed of:

•       integrated utilities located in:

•        the United States—Indianapolis Power & Light (“IPL”),

•        Cameroon—AES SONEL.

•       distribution companies located in:

•        Brazil—AES Eletropaulo and AES Sul,

•        Argentina—Empresa Distribuidora La Plata S.A. (“EDELAP”) and Empresa Distribuidora de Energia Sure (“EDES”),

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

In our Generation business, we generate and sell electricity primarily to wholesale customers. Performance drivers for our Generation business include, among other things, plant reliability, fuel costs and fixed-cost management. Growth in this business is largely tied to securing new power purchase agreements, expanding capacity in our existing facilities and building new power plants. Our Generation business includes our interests in 102 power generation facilities owned or operated under management agreements totaling 39 gigawatts of capacity installed in 24 countries.

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

Our businesses include Utilities and Generation within four defined geographic regions: (1) North America, (2) Latin America, (3) Europe, CIS and Africa, which we refer to as “Europe & Africa” and (4) Asia and the Middle East, which we refer to as “Asia”. Three regions, North America, Latin America and Europe & Africa, are engaged in both our Generation and Utility businesses. Our Asia region only has Generation businesses. Accordingly, these businesses and regions account for seven segments. “Corporate and Other” includes corporate overhead costs which are not directly associated with the operations of our seven primary operating segments; interest income and expense; other intercompany charges such as management fees and self-insurance premiums which are fully eliminated in consolidation; and development and operational costs related to our Alternative Energy business which is currently not material to our presentation of operating segments. Under AES’s Alternative Energy group, AES operates 1,015 MW of wind generation in the United States.

Our goal is to continue building on our traditional lines of business, while expanding into other essential energy-related areas. We believe that this is a natural expansion for us. As we move into new lines of business, we will leverage the competitive advantages that result from our unique global footprint, local market insights and our operational and business development expertise. We also will build on our existing capabilities in areas beyond power including greenhouse gas emissions offset projects, electricity transmission, water desalination, and other businesses. As we continue to expand and grow our business, we will maintain a focus on efforts to improve our business operations and management processes, including our internal controls over financial reporting.

Our business strategy is focused on global growth in our core generation and utilities businesses along with growth in related markets such as alternative energy, electricity transmission and water desalination. We continue to emphasize growth through “greenfield” development, platform expansion, privatization of government-owned assets, and mergers and acquisitions and continue to develop and maintain a strong development pipeline of projects and opportunities. The Company sees growth investments as the most significant contributor to long-term shareholder value creation. The Company’s growth strategies are complemented by an increased emphasis on portfolio management through which AES has and will continue to sell or monetize a portion of certain businesses or assets when market values appear significantly higher than the Companies’ own assessment of value in the AES portfolio.

Underpinning this growth focus is an operating model which benefits from a diverse power generation portfolio that is largely contracted, reducing fuel cost and demand risks, and from an electric utility portfolio heavily weighted to faster-growing emerging markets.

The Company believes that success with its business development activities will be the single most important factor in its financial success in terms of value creation and it is directing increasing resources in support of business development globally. The Company also believes that high oil prices, increasing regulation of greenhouse gases, faster than expected global economic growth and a weak dollar present opportunities for value creation, based on the Company’s current business portfolio and business strategies. Slower global economic growth, which will impact demand growth for utilities and some generation businesses, is one of the most significant downside scenarios affecting value creation. Other important scenarios that could impair future value include low oil prices and a strong dollar.

The accompanying management’s discussion and analysis of financial condition and results of operations set forth in this Item 2 is restated to reflect the correction of errors that were contained in the Company’s condensed consolidated financial statements and other financial information for the three and six months ended June 30, 2006, as discussed below and in Note 1 of the condensed consolidated financial statements. In addition, the prior period financial statements have been restated to reflect the change in the Company’s segments as discussed in Note 9 of the condensed consolidated financial statements. The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our restated condensed consolidated financial statements and the related notes.

Restatement of Consolidated Financial Statements

The Company restated its consolidated financial statements for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 in its 2006 Form 10-K/A filed with the SEC on August 7, 2007. The adjustments presented in the restatement are the result of the identification of certain financial statement errors relating to these years which, had they been corrected on a cumulative basis in the 2006 consolidated financial statements, would have materially misstated the results of prior periods. The Company is also restating the previously issued interim periods ending March 31, 2006, June 30, 2006 and September 30, 2006. The errors that were identified related to accounting for derivative instruments, leases, income taxes, share-based compensation and certain items in our Brazil and La Electricidad de Caracas (“EDC”) subsidiaries.

The condensed consolidated financial statements have been restated in this Form 10-Q to reflect the impact of correcting these errors for the three and six months ended June 30, 2006 and resulted in an increase to net income of $6 million and a decrease to net income of $3 million, respectively. The impact of the restatement resulted in a decrease of previously reported net income of $57 million for the full year ended December 31, 2006. The Company also plans to amend its previously filed Form 10-Q for the three months ended March 31, 2007 to reflect the impact of certain additional errors noted in the aforementioned restatement adjustments that were not previously reflected in the Form 10-Q filed with the SEC on June 21, 2007. The impact of all adjustments on net income for the three months ended March 31, 2007 and 2006 is a decrease of $7 million and $6 million, respectively, and is reflected in the condensed consolidated statement of operations balances for the six months ended June 30, 2007.

The restatement adjustments reflect the correction of errors included in the May 23, 2007 Form 10-K and the August 7, 2007 Form 10-K/A.  Significant adjustments included:

Revenue—The determination that modification of power sales agreements contained leases in our AES Pakistan subsidiaries and the correction of unbilled revenues in Venezuela decreased revenue by $12 million and $23 million for the three and six months ended June 30, 2006, respectively. The $12 million decrease for the three months ended June 30, 2006 was offset by an $8 million Sul tariff adjustment.

Cost of Sales—Decrease of the US GAAP fixed asset basis and related depreciation at Eletropaulo of $6 million and $11 million for the three and six months ended June 30, 2006, respectively.

Equity in Earnings of Affiliates—The deconsolidation of the Cartegena business, due to application of Financial Accounting Standards Board Interpretation No. 46, Variable Interest Entities, reduced earnings of equity affiliates by $10 million and $11 million for the three and six months ended June 30, 2006, respectively.

Income Tax Expense—The tax effect of other adjustments increased income tax expense by $6 million and $10 million for the three and six months ended June 30, 2006, respectively.

Other Expense—The deconsolidation of the Cartegena business and the correction of the timing of impairment of the Totem investment reduced other expense by $28 million for the three and six months ended June 30, 2006.

The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the three months ended June 30, 2006:

	Three Months Ended June 30, 2006
		Discontinued Operations
Revenues:	As Originally Filed	EDC	Central Valley	Restatement Adjustments	2007 2Q Form 10-Q
Regulated	$1,506	$(161)	$—	$198	1,543
Non-Regulated	1,532	—	(9)	(204)	1,319
Total revenues	3,038	(161)	(9)	(6)	2,862
Cost of Sales:
Regulated	(1,098)	104	—	2	(992)
Non-Regulated	(1,021)	—	12	6	(1,003)
Total cost of sales	(2,119)	104	12	8	(1,995)
Gross margin	919	(57)	3	2	867
General and administrative expenses	(59)	—	—	1	(58)
Interest expense	(442)	12	—	(2)	(432)
Interest income	90	(5)	—	2	87
Other expense	(61)	1	—	29	(31)
Other income	26	(3)	—	1	24
Gain (loss) on sale of investments	2	—	—	—	2
Loss on sale of subsidiary stock	—	—	—	—	—
Asset impairment expense	(16)	—	—	—	(16)
Foreign currency transaction losses on net monetary position	1	(3)	—	(2)	(4)
Equity in earnings of affiliates	23	—	—	(12)	11
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	483	(55)	3	19	450
Income tax expense	(106)	25	(1)	(6)	(88)
Minority interest expense	(166)	6	—	(9)	(169)
INCOME FROM CONTINUING OPERATIONS	211	(24)	2	4	193
Income (loss) from operations of discontinued businesses net of income tax	—	24	(2)	5	27
(Loss) gain from disposal of discontinued businesses net of income tax	(63)	—	—	(3)	(66)
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	148	—	—	6	154
Income from extraordinary items net of income tax	21	—	—	—	21
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	169	—	—	6	175
Cumulative effect of change in accounting principle net of income tax	—	—	—	—	—
Net income	$169	$—	—	$6	$175
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	0.32	(0.04)	—	0.02	0.30
Discontinued Operations	(0.09)	0.04	—	(0.01)	(0.06)
Extraordinary item	0.03	—	—	—	0.03
BASIC EARNINGS (LOSS) PER SHARE:	0.26	—	—	0.01	0.27
DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	0.31	(0.04)	—	0.02	0.29
Discontinued Operations	(0.09)	0.04	—	(0.01)	(0.06)
Extraordinary item	0.03	—	—	—	0.03
DILUTED EARNINGS (LOSS) PER SHARE	0.25	—	—	0.01	0.26

The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
		Discontinued Operations
Revenues:	As Originally Filed	EDC	Central Valley	Restatement Adjustments	2007 2Q Form 10-Q
Regulated	$2,976	$(309)	$—	$387	3,054
Non-Regulated	3,044	—	(16)	(414)	2,614
Total revenues	6,020	(309)	(16)	(27)	5,668
Cost of Sales:
Regulated	(2,202)	212	—	13	(1,977)
Non-Regulated	(1,948)	—	20	9	(1,919)
Total cost of sales	(4,150)	212	20	22	(3,896)
Gross margin	1,870	(97)	4	(5)	1,772
General and administrative expenses	(114)	—	—	—	(114)
Interest expense	(874)	22	—	2	(850)
Interest income	206	(8)	—	3	201
Other expense	(138)	1	—	28	(109)
Other income	57	(4)	—	(10)	43
Gain (loss) on sale of investments	87	—	—	2	89
Loss on sale of subsidiary stock	—	—	—	—	—
Asset impairment expense	(16)	—	—	—	(16)
Foreign currency transaction losses on net monetary position	(21)	(3)	—	(3)	(27)
Equity in earnings of affiliates	59	—	—	(13)	46
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,116	(89)	4	4	1,035
Income tax expense	(296)	32	(1)	(10)	(275)
Minority interest expense	(254)	10	—	1	(243)
INCOME FROM CONTINUING OPERATIONS	566	(47)	3	(5)	517
Income (loss) from operations of discontinued businesses net of income tax	—	47	(3)	1	45
(Loss) gain from disposal of discontinued businesses net of income tax	(67)	—	—	1	(66)
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	499	—	—	(3)	496
Income from extraordinary items net of income tax	21	—	—	—	21
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	520	—	—	(3)	517
Cumulative effect of change in accounting principle net of income tax	—	—	—	—	—
Net income	$520	$—	$—	$(3)	$517
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	0.86	(0.07)	—	—	0.79
Discontinued Operations	(0.10)	0.07	—	—	(0.03)
Extraordinary item	0.03	—	—	—	0.03
BASIC EARNINGS (LOSS) PER SHARE:	0.79	—	—	—	0.79
DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	0.85	(0.07)	—	(0.01)	0.77
Discontinued Operations	(0.10)	0.07	—	—	(0.03)
Extraordinary item	0.03	—	—	—	0.03
DILUTED EARNINGS (LOSS) PER SHARE	0.78	—	—	(0.01)	0.77

Cash Flow Information

The effect of the restatement adjustments, primarily due to the Cartagena deconsolidation, was a reduction of cash provided by operating activities of $26 million, a reduction in cash used in investing activities of $16 million and a reduction in cash used for financing activities of $76 million.

The Company has been cooperating with an informal inquiry by the Staff of the Securities Exchange Commission (“SEC Staff”) concerning the Company’s restatement of its consolidated financial statements and related matters, and has been providing information and documents to the SEC Staff on a voluntary basis. Because the Company is unable to predict the outcome of this inquiry and the SEC Staff may disagree with the manner in which the Company has accounted for and reported the financial impact of the adjustments to previously filed consolidated financial statements, there is the risk that the inquiry by the SEC could lead to circumstances in which the Company may have to further restate previously filed financial statements, amend prior filings or take other actions not currently contemplated.

For further discussion of other aspects of the Company’s restatement of its consolidated financial statements, see Part I—Restatement of Consolidated Financial Statements in the Company’s 2006 Form 10-K/A.

Second Quarter Operating Highlights

The following table provides operating highlights for the three and six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
		(Restated)		(Restated)	(Restated)
Revenue	$3,344	$2,862	17%	$6,453	$5,668	14%
Gross Margin	$888	$867	2%	$1,744	$1,772	-2%
Net Cash Provided by Operating Activities	$526	$442	19%	$1,107	$951	16%
Diluted Earnings Per Share from Continuing Operations	$0.41	$0.29	41%	$0.58	$0.77	-25%

•       Revenue increased 17% to $3.3 billion for the three months ended June 30, 2007 when compared with the same period in 2006 primarily due to higher rate and volume, favorable foreign currency translation and the acquisition of TEG/TEP and controlling interest in Itabo. During the same period, gross margin increased slightly as favorable rate and volume, foreign currency translation and new businesses were offset by higher fixed costs and lower emission allowance sales. Net cash provided by operating activities increased $84 million or 19% from the quarter a year ago due to decreases in net working capital, decreases in pension contributions and operating cash from new businesses. Diluted earnings per share from continuing operations increased $0.12 or 41%, primarily due to the gain from a contract settlement in New York, a gross receipts tax recovery from two of our Latin American subsidiaries and favorable net interest expense only partially offset by increase in income tax and minority interest expense.

•       Revenue increased 14% to $6.5 billion for the six months ended June 30, 2007 compared with the same period in 2006 primarily due to higher rate and volume, favorable foreign currency translation and the acquisition of TEG/TEP and controlling interest in Itabo. During the same period, gross margin decreased slightly as higher fixed costs and lower emissions sales offset the favorable rate and volume, foreign currency translation and new business impacts. Net cash provided by operating activities increased 16% or $156 million due to decreases in net working capital, decreases in pension contributions and operating cash from new businesses. Diluted earnings per share from continuing operations decreased $0.19 primarily due to higher income tax and minority interest expense offset by the gain from a contract settlement in New York, the gross receipts tax recovery from two of our Latin American subsidiaries and favorable net interest expense.

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

In our core power and alternative energy businesses, we continued to build a strong development pipeline of projects, primarily platform expansions and new construction projects that follow our long-term contract generation business model. The Company’s project backlog (projects in the engineering phase or under construction) as of June 30, 2007 totaled 1,682 gross MW of new generation capacity with a total expected investment of approximately $3.2 billion through 2010. This includes fossil-fueled projects in Chile, Bulgaria and Jordan, and a hydroelectric project in Panama.

During the second quarter of 2007, AES acquired two wind farms, totaling 186 MW, in Iowa and Minnesota and completed construction on its 233 MW Buffalo Gap II wind farm in Texas. The Company also acquired a 49% stake in a joint venture to construct and operate 225 MW of wind projects in China. In April 2007, the Company also acquired a 51% interest in IC ICTAS Energy Group, a joint venture with 26 MW of existing capacity and a 390 MW development pipeline of hydroelectric projects in Turkey.

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

In the second quarter of 2007, AES agreed to sell 100% of its indirect interest in two biomass fired power plants in California (the 50 MW Delano facility and the 25 MW Mendota facility) and an associated biomass fuels management company (together, the “Central Valley Businesses”) to Covanta Holding Corporation for $51 million.

Sale of EDC

On February 22, 2007, the Company entered into a definitive agreement with PDVSA dated February 15, 2007, to sell all of its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a US$120 million dividend in 2007. On March 1, 2007, the shareholders of EDC approved and declared a US$120 million dividend, payable on March 16, 2007, to all shareholders on record as of March 9, 2007. A wholly-owned subsidiary of the Company was the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, this subsidiary received approximately US$97 million in dividends (representing approximately $99 million in gross dividends offset by fees).

The sale of EDC and the payment of the purchase price occurred on May 16, 2007. During the first quarter of 2007, the Company recognized an impairment charge of approximately $638 million related to this sale. As a result of the final disposition of EDC in May 2007, the Company recognized an additional impairment charge of approximately $38 million net of income and withholding taxes. The total impairment charge of $676 million represented the net book value of the Company’s investment in EDC less the selling price. The impairment expense is included in the loss from disposal of discontinued business line item on the statement of operations for the six months ended June 30, 2007.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
RESULTS OF OPERATIONS	2007	2006	$ change	% change	2007	2006	$ change	% change
		(Restated)(1)			(Restated)(1)	(Restated)(1)
	(in millions, except per share amounts)				(in millions, except per share amounts)
Revenue:

Latin America Generation	$823	$620	$203	33%	$1,561	$1,220	$341	28%
Latin America Utilities	1,307	1,156	151	13%	2,484	2,260	224	10%
North America Generation	546	459	87	19%	1,056	954	102	11%
North America Utilities	259	251	8	3%	522	506	16	3%
Europe & Africa Generation	214	186	28	15%	466	394	72	18%
Europe & Africa Utilities	159	136	23	17%	325	288	37	13%
Asia Generation	251	240	11	5%	451	420	31	7%
Corporate and Other(2)	(215)	(186)	(29)	-16%	(412)	(374)	(38)	-10%
Total Revenue	$3,344	$2,862	$482	17%	$6,453	$5,668	$785	14%
Gross Margin:
Latin America Generation	$200	$255	$(55)	-22%	$450	$514	$(64)	-12%
Latin America Utilities	289	267	22	8%	499	496	3	1%
North America Generation	181	133	48	36%	335	309	26	8%
North America Utilities	78	59	19	32%	159	123	36	29%
Europe & Africa Generation	43	55	(12)	-22%	133	135	(2)	-1%
Europe & Africa Utilities	24	29	(5)	-17%	41	65	(24)	-37%
Asia Generation	60	56	4	7%	106	105	1	1%
Total Corporate and Other(3)	(75)	(45)	(30)	-67%	(150)	(89)	(61)	-69%
Interest expense	(411)	(432)	21	5%	(833)	(850)	17	2%
Interest income	141	87	54	62%	241	201	40	20%
Other expense	(24)	(31)	7	23%	(65)	(109)	44	40%
Other income	262	24	238	992%	299	43	256	595%
Gain on sale of investments	9	2	7	350%	10	89	(79)	-89%
Asset impairment expense	—	(16)	16	100%	—	(16)	16	100%
Foreign currency transaction losses on net monetary position	(4)	(4)	—	0%	(4)	(27)	23	85%
Equity in earnings of affiliates	21	11	10	91%	41	46	(5)	-11%
Other non-operating expense	(6)	—	(6)	-100%	(45)	—	(45)	-100%
Income tax expense	(274)	(88)	(186)	-211%	(455)	(275)	(180)	-65%
Minority interest expense	(235)	(169)	(66)	-39%	(371)	(243)	(128)	-53%
Income from continuing operations	279	193	86	45%	391	517	(126)	-24%
Income from operations of discontinued businesses	9	27	(18)	-67%	71	45	26	58%
Loss from disposal of discontinued businesses	(41)	(66)	25	38%	(677)	(66)	(611)	-926%
Extraordinary items	—	21	(21)	-100%	—	21	(21)	-100%
Net income (loss)	$247	$175	$72	41%	$(215)	$517	$(732)	-142%
PER SHARE DATA:
Basic income per share from continuing operations	$0.42	$0.30	$0.12	40%	$0.59	$0.79	$(0.20)	-25%
Diluted income per share from continuing operations	$0.41	$0.29	$0.12	41%	$0.58	$0.77	$(0.19)	-25%

(1)             Prior period segment results have been restated to reflect the movement of EDC, in Venezuela (Latin America Generation), Central Valley, in the U.S. (North America Generation), Eden, in Argentina (Latin America Utility) and Indian Queens, in the United Kingdom (Europe & Africa Generation) into discontinued operations.

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

Overview

Revenue

Revenues increased $482 million, or 17%, to $3.3 billion for the three months ended June 30, 2007, from $2.9 billion for the three months ended June 30, 2006. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 12% for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The increase in revenues, after adjusting for favorable foreign exchange rates, was primarily due to higher rate and volume in Latin America, North America and Europe & Africa. In addition, the acquisition of new businesses at TEG/TEP in Mexico and the consolidation of Itabo contributed to the growth. Partially offsetting these improvements was a decrease in emission allowance sales.

Revenues increased $785 million, or 14%, to $6.5 billion for the six months ended June 30, 2007, from $5.7 billion for the six months ended June 30, 2006. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 10% for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The increase in revenues, after adjusting for favorable foreign exchange rates, was primarily due to higher rate and volume in Latin America, North America and Europe & Africa as well as the acquisition of new businesses at TEG/TEP in Mexico and the consolidation of Itabo. Partially offsetting these improvements was a decrease in emission allowance sales.

Gross Margin

Gross margin increased $21 million to $888 million for the three months ended June 30, 2007, as compared to $867 million for the three months ended June 30, 2006. This increase reflects the higher volume mentioned above, favorable foreign currency translation and new businesses, offset by higher fixed costs at Sul, Eletropaulo and Uruguaiana in Brazil as well as lower emission allowance sales and a cumulative charge of $48 million related to transmission costs at Tiete in Brazil. Gross margin as a percentage of revenue decreased to 27% in the three months ended June 30, 2007, versus 30% in the three months ended June 30, 2006 primarily due to higher pass through costs, higher fixed costs and lower emission allowance sales.

Gross margin decreased $28 million, or 2%, to $1.7 billion for the six months ended June 30, 2007, from $1.8 billion for the six months ended June 30, 2006. This decrease was primarily due to higher fixed costs, Eletropaulo’s prior year tariff recoveries recognized in the first quarter of 2006 and lower emission allowance sales. These decreases were partially offset by favorable foreign currency translation and the new businesses. Gross margin as a percentage of revenue decreased to 27% in the six months ended June 30, 2007, versus 31% in the six months ended June 30, 2006 primarily due to higher fixed costs, higher pass through costs, Eletropaulo’s prior year tariff recoveries and lower emission allowance sales.

Segment Analysis

Latin America

The following table summarizes revenue for our Generation and Utilities segments in Latin America for the periods indicated (in millions):

Latin America	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
			(Restated)		(Restated)		(Restated)
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Latin America Generation	$823	25%	$620	22%	$1,561	24%	$1,220	22%
Latin America Utilities	$1,307	39%	$1,156	40%	$2,484	39%	$2,260	40%

Generation revenue for the three months ended June 30, 2007 increased $203 million, or 33%, compared to the three months ended June 30, 2006, primarily due to higher contract and spot prices at Gener in Chile, higher intercompany sales at Tiete and the acquisition of the controlling shares of Itabo (which resulted in full consolidation beginning in June 2006).

Generation revenue for the six months ended June 30, 2007 increased $341 million, or 28%, compared to the six months ended June 30, 2006, primarily due to higher contract and spot prices at Gener in Chile, the acquisition of the controlling shares of Itabo, higher intercompany volume at Tiete in Brazil and higher spot pricing and sales at Alicura in Argentina.

Utilities revenue for the three months ended June 30, 2007 increased $151 million, or 13%, compared to the three months ended June 30, 2006, primarily as the result of favorable foreign currency translation in Brazil, higher volume and pass through costs at Eletropaulo in Brazil and higher tariff rates at Sul in Brazil and Caess-EEO in El Salvador.

Utilities revenue for the six months ended June 30, 2007 increased $224 million, or 10%, compared to the six months ended June 30, 2006, primarily as the result of favorable foreign currency translation in Brazil and higher volume at Eletropaulo and higher tariff rates at Sul in Brazil and Caess-EEO in El Salvador, partially offset by a prior year benefit for tariff recoveries in 2006 related to 2005 costs at Eletropaulo in Brazil.

The following table summarizes gross margin for the Generation and Utilities segments in Latin America for the periods indicated (in millions):

Latin America	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
			(Restated)		(Restated)		(Restated)
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Latin America Generation	$200	23%	$255	29%	$450	26%	$514	29%
Latin America Utilities	$289	33%	$267	31%	$499	29%	$496	28%

Generation gross margin for the three months ended June 30, 2007 decreased $55 million, or 22%, compared to the three months ended June 30, 2006, primarily due to a regulatory change at Tiete in Brazil requiring pass through to transmission companies of a $48 million charge for use of their equipment. The charge covers current and prior periods. There was also an increase in liability related to prior period offtaker disputes as well as increased purchased electricity and fuel costs at Uruguaiana.

Generation gross margin for the six months ended June 30, 2007 decreased $64 million, or 12%, compared to the six months ended June 30, 2006, primarily due to increased purchased electricity and fuel costs at Uruguaiana in Brazil and Gener in Chile, as well as higher fixed costs at Uruguaiana and the regulatory change at Tiete in Brazil requiring pass through to transmission companies of a $48 million charge for use of their equipment at Tiete in Brazil. These increases were partially offset by gains from the Itabo consolidation.

Utilities gross margin for the three months ended June 30, 2007 increased $22 million, or 8%, compared to the three months ended June 30, 2006, primarily due to favorable foreign currency translation. These increases were partially offset by higher purchased energy prices at Eletropaulo and higher fixed costs at Eletropaulo and Sul.

Utilities gross margin for the six months ended June 30, 2007 increased $3 million compared to the six months ended June 30, 2006, primarily due to favorable foreign currency translation offset by prior year tariff benefits at Eletropaulo.

North America

The following table summarizes revenue for our Generation and Utilities segments in North America for the periods indicated (in millions):

North America	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
			(Restated)		(Restated)		(Restated)
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
North America Generation	$546	16%	$459	16%	$1,056	16%	$954	17%
North America Utilities	$259	8%	$251	9%	$522	8%	$506	9%

Generation revenue for the three months ended June 30, 2007 increased $87 million, or 19%, compared to the three months ended June 30, 2006, primarily due to the acquisition of TEG/TEP in Mexico, higher spot pricing at New York, and higher fuel pass through revenue at Merida in Mexico. These gains were partially offset by lower emission sales in New York.

Generation revenue for the six months ended June 30, 2007 increased $102 million, or 11%, compared to the six months ended June 30, 2006, primarily due to the acquisition of TEG/TEP in Mexico, higher spot pricing at New York, and 2006 outages in Maryland and Hawaii. These gains were partially offset by lower emission sales in New York and outages at Merida in Mexico and Deepwater in Texas.

Utilities revenue for the three months ended June 30, 2007 increased $8 million, or 3%, compared to the three months ended June 30, 2006, primarily as the result of higher volume at IPL in Indiana, mostly offset by lower fuel cost recovery pass through revenue.

Utilities revenue for the six months ended June 30, 2007 increased $16 million, or 3%, compared to the six months ended June 30, 2006, primarily as the result of higher volume at IPL in Indiana partially offset by lower fuel cost recovery revenue and lower emission sales.

The following table summarizes gross margin for the Generation and Utilities segments in North America for the periods indicated (in millions):

North America	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
			(Restated)		(Restated)		(Restated)
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
North America Generation	$181	20%	$133	15%	$335	19%	$309	17%
North America Utilities	$78	9%	$59	7%	$159	9%	$123	7%

Generation gross margin for the three months ended June 30, 2007 increased $48 million, or 36%, compared to the three months ended June 30, 2006, primarily due to higher spot pricing at New York, the acquisition of TEG/TEP and lower maintenance costs at Ironwood from a 2006 outage. These gains were partially offset by lower emission sales at New York.

Generation gross margin for the six months ended June 30, 2007 increased $26 million, or 8%, compared to the six months ended June 30, 2006, primarily due to higher spot pricing in New York and the acquisition of TEG/TEP, offset partially by lower emission sales at New York.

Utilities gross margin for the three months ended June 30, 2007 increased $19 million, or 32%, compared to the three months ended June 30, 2006, primarily due to higher volume and lower maintenance costs associated with generating unit overhauls in 2006 at IPL in Indiana.

Utilities gross margin for the six months ended June 30, 2007 increased $36 million, or 29%, compared to the six months ended June 30, 2006, primarily due to higher volume and lower maintenance costs associated with generating unit overhauls in 2006 at IPL in Indiana.

Europe & Africa

The following table summarizes revenue for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

Europe & Africa	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
			(Restated)		(Restated)		(Restated)
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Europe & Africa Generation	$214	6%	$186	7%	$466	7%	$394	7%
Europe & Africa Utilities	$159	5%	$136	5%	$325	5%	$288	5%

Generation revenue for the three months ended June 30, 2007 increased $28 million, or 15%, compared to the three months ended June 30, 2006, primarily due to higher volume at Tisza II in Hungary, favorable foreign currency translation, and higher volume and tariff rates at Kazakhstan. These gains were offset slightly by a decrease in emission sales as well as a planned outage at Kilroot in Ireland.

Generation revenue for the six months ended June 30, 2007 increased $72 million, or 18%, compared to the six months ended June 30, 2006, primarily due favorable foreign currency translation, higher volume and tariffs in Kazakhstan, and higher volume and contract pricing at Tisza in Hungary. These gains were offset slightly by a decrease in emission sales.

Utilities revenue for the three months ended June 30, 2007 increased $23 million, or 17%, compared to the three months ended June 30, 2006, primarily as the result higher tariff rates in the Ukraine, and favorable foreign exchange.

Utilities revenue for the six months ended June 30, 2007 increased $37 million, or 13%, compared to the six months ended June 30, 2006, primarily as the result of higher tariff rates and volume in the Ukraine and favorable foreign currency translation.

The following table summarizes gross margin for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

Europe & Africa	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
			(Restated)		(Restated)		(Restated)
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Europe & Africa Generation	$43	5%	$55	6%	$133	8%	$135	8%
Europe & Africa Utilities	$24	3%	$29	3%	$41	2%	$65	4%

Generation gross margin for the three months ended June 30, 2007 decreased $12 million, or 22%, compared to the three months ended June 30, 2006, primarily due to lower emission sales, Kilroot’s planned outage and higher fuel costs at Tisza II.

Generation gross margin for the six months ended June 30, 2007 decreased $2 million, or 2%, compared to the six months ended June 30, 2006, primarily due to lower emission sales as well as higher fuel costs at Tisza. These declines were mostly offset by favorable tariff and volume in Kazakhstan and favorable foreign currency translation.

Utilities gross margin for the three months ended June 30, 2007 decreased $5 million, or 17%, compared to the three months ended June 30, 2006, primarily due to unfavorable fuel costs resulting from reduced rainfall in Cameroon which required the use of additional thermal generation and higher fixed costs including increased staffing and higher depreciation.

Utilities gross margin for the six months ended June 30, 2007 decreased $24 million, or 37%, compared to the six months ended June 30, 2006, primarily due to higher fixed costs, unfavorable fuel costs resulting from reduced rainfall in Cameroon which required the use of additional thermal generation and an unfavorable derivative mark-to-market variance at Sonel in Cameroon.

Asia

The following table summarizes revenue for the Generation segment in Asia for the periods indicated (in millions):

Asia	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
			(Restated)		(Restated)		(Restated)
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Asia Generation	$251	8%	$240	8%	$451	7%	$420	7%

Generation revenue for the three months ended June 30, 2007 increased $11 million, or 5%, compared to the three months ended June 30, 2006, primarily due to higher dispatch in Pakistan and higher volume at Kelantissa in Sri Lanka, offset partially by lower volume at Barka in Oman.

Generation revenue for the six months ended June 30, 2007 increased $31 million, or 7%, compared to the six months ended June 30, 2006, primarily due to higher dispatch in Pakistan and a 2006 outage at Ras Laffan in Qatar, offset partially by lower volume at Kelantissa in Sri Lanka and at Barka in Oman.

The following table summarizes gross margin for the Generation segment in Asia for the periods indicated (in millions):

Asia	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
			(Restated)		(Restated)		(Restated)
	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Asia Generation	$60	7%	$56	6%	$106	6%	$105	6%

Generation gross margin for the three months ended June 30, 2007 increased $4 million, or 7%, compared to the three months ended June 30, 2006, primarily due to higher volume in Pakistan.

Generation gross margin for the six months ended June 30, 2007 increased $1 million, or 1%, compared to the six months ended June 30, 2006, primarily due to the offsetting impacts of lower volume in Sri Lanka and Oman versus the positive impacts of the Ras Laffan 2006 outage.

Corporate and other expense

Corporate and other expense include corporate personnel, consulting, incentive compensation costs, the effects of eliminating transactions between the operating segments and corporate, the results of our insurance activities with respect to continuing operations and unallocated general and administrative expenses.

Corporate and other expense increased $30 million, or 52%, to $88 million for the three months ended June 30, 2007 from $58 million for the three months ended June 30, 2006. The increase is primarily due to higher business development spending to support new initiatives and infrastructure, higher professional fees to complete the restatement efforts and higher spending related to the strengthening of our finance organization.

Corporate and other expense increased $57 million, or 50%, to $171 million for the six months ended June 30, 2007 from $114 million for the six months ended June 30, 2006. The increase is primarily due to higher business development spending to support new initiatives and infrastructure, higher spending related to the strengthening of our finance organization and professional fees to complete the restatement efforts.

Interest expense

Interest expense decreased $21 million, or 5%, to $411 million for the three months ended June 30, 2007 from $432 million for the three months ended June 30, 2006. The decrease is primarily due to benefits from debt retirement activities and lower interest rates at our Brazilian subsidiaries. These decreases were offset by losses on interest rate derivatives, debt at recently acquired businesses, and negative impacts from foreign currency translation in Brazil.

Interest expense decreased $17 million, or 2%, to $833 million for the six months ended June 30, 2007 from $850 million for the six months ended June 30, 2006. The decrease is primarily due to the benefits from debt retirement activities and lower interest rates at our Brazilian subsidiaries. These decreases were offset by losses on interest rate derivatives, debt at recently acquired businesses, and negative impacts from foreign currency translation in Brazil.

Interest income

Interest income increased $54 million, or 62%, to $141 million for the three months ended June 30, 2007 from $87 million for the three months ended June 30, 2006. The increase is primarily due to interest income related to a gross receipts tax recovery at two of our Latin American subsidiaries, interest income on investments and cash equivalents at our subsidiaries in Brazil and favorable foreign currency translation on the Brazilian Real.

Interest income increased $40 million, or 20%, to $241 million for the six months ended June 30, 2007 from $201 million for the six months ended June 30, 2006. The increase is primarily due to interest income related to a gross receipts tax recovery at two of our Latin American subsidiaries, interest income on investments and cash equivalents at our subsidiaries in Brazil and favorable foreign currency translation on the Brazilian Real. These increases were offset by the realization of $17 million in interest income at one of our subsidiaries in the Dominican Republic related to the settlement of certain net receivables with the government in February 2006.

Other expense

Other expense decreased $7 million to $24 million for the three months ended June 30, 2007 from $31 million for the three months ended June 30, 2006. The decrease is primarily due to a $4 million legal reserve recorded in 2006 at one of our North American businesses.

Other expense decreased $44 million to $65 million for the six months ended June 30, 2007 from $109 million for the six months ended June 30, 2006. The decrease is primarily due to a $40 million loss on the retirement of senior subordinated debentures at the parent company and charges of $22 million related to debt extinguishments at our businesses in El Salvador during the first quarter of 2006. These decreases were offset by a $22 million charge recorded in the first quarter of 2007 related to an increase in legal reserves in Kazakhstan.

Other income

Other income increased $238 million to $262 million for the three months ended June 30, 2007 from $24 million for the three months ended June 30, 2006. The increase is primarily due to a $137 million contract settlement gain at one of our subsidiaries in New York and a $93 million gross receipts tax recovery at two of our Latin American subsidiaries.

Other income increased $256 million to $299 million for the six months ended June 30, 2007 from $43 million for the six months ended June 30, 2006. The increase is primarily due to the New York and Latin American items mentioned above, as well as other income of $17 million related to a legal settlement during the first quarter of 2007 at one of our subsidiaries in Brazil.

Gain on sale of investments

Gain on sale of investments increased $7 million to $9 million for the three months ended June 30, 2007 from $2 million for the three months ended June 30, 2006. Gain on sale of investments for the three months ended June 30, 2007 included a net gain of $10 million on the sale of 0.91% of our ownership in Gener in May 2007.

Gain on sale of investments decreased $79 million to $10 million for the six months ended June 30, 2007 from $89 million for the six months ended June 30, 2006. Gain on sale of investments for the six months ended June 30, 2007 included a net gain of $10 million on the sale of 0.91% of our ownership in Gener in May 2007. Gain on sale of investments for the six months ended June 30, 2006 included a net gain of $87 million on the sale of our equity investment in a power project in Canada (Kingston) in March 2006.

Asset impairment expense

There was no asset impairment expense for the six months ended June 30, 2007. Asset impairment expense for the three and six months ended June 30, 2006 consisted primarily of a pre-tax impairment charge of $11 million related to AES Ironwood, a gas-fired combined cycle generation plant located in the United States. This impairment was caused by a forced outage which was necessary to repair a damaged combustion turbine. This was coupled with an impairment charge of $6 million related to a decrease in the market value of five held-for-sale gas turbines at our subsidiary Itabo.

Foreign currency transaction (losses) gains on net monetary position

Foreign currency transaction (losses) gains at certain of the Company’s foreign subsidiaries and affiliates were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
AES Corporation	$1	$(5)	$3	$(5)
Argentina	—	—	(3)	(4)
Brazil	4	(12)	2	(27)
Dominican Republic	1	—	1	(2)
Pakistan	(1)	(4)	(3)	(9)
Chile	(1)	(3)	(1)	(1)
Kazakhstan	(1)	10	6	11
Colombia	(7)	8	(8)	8
Cameroon	—	2	—	2
Other	—	—	(1)	—
Total(1)	$(4)	$(4)	$(4)	$(27)

(1)          Includes $13 million and $2 million of losses on foreign currency derivative contracts for the three months ended June 30, 2007 and 2006, respectively; and includes $20 million and $23 million of losses on foreign currency derivative contracts for the six months ended June 30, 2007 and 2006, respectively.

The Company recognized foreign currency transaction losses of $4 million for the three months ended June 30, 2007 and 2006. Fluctuations in foreign currency consist of foreign currency transaction gains in Brazil and at AES Corporation, offset by foreign currency transaction losses in Colombia and Kazakhstan.

The decrease in foreign currency transaction losses in Brazil is primarily due to a decrease in foreign currency transaction losses associated with U.S. Dollar denominated debt at Sul that was extinguished in the second quarter of 2006 and an increase in foreign currency transaction gains associated with U.S. Dollar denominated debt at Eletropaulo as the Brazilian Real appreciated 8% for the three months ended June 30, 2007. Eletropaulo also recognized higher foreign currency transaction gains associated with energy purchases denominated in U.S. Dollar.

The $1 million foreign currency gain for the three months ended June 30, 2007 compared to the $5 million loss for the three months ended June 30, 2006 for AES Corporation is primarily the result of favorable rates for the Great Britain Pound offset in part by foreign currency losses on derivatives.

The decrease in foreign currency transaction gains in Colombia is primarily due to an increase in foreign currency transaction losses associated with Colombian Peso denominated debt at Chivor (a U.S. Dollar functional currency company) as the Colombian Peso appreciated 12% for the three months ended June 30, 2007.

The unfavorable change in foreign currency transaction losses in Kazakhstan is primarily due to an unfavorable comparison to prior year when there was a significant strengthening in the Kazakh Tenge exchange rates on debt held by our businesses in Kazakhstan and denominated in currencies other than the function currency.

The Company recognized $4 million foreign currency transaction losses for the six months ended June 30, 2007 compared to $27 million for the six months ended June 30, 2006. The $23 million decrease was primarily due to fluctuations in Brazil, Colombia and at AES Corporation.

The decrease in foreign currency transaction losses in Brazil is primarily due to higher foreign currency transaction gains at Eletropaulo associated with energy purchases denominated in U.S. Dollar and the change in the functional currency of Brasiliana Energia, S.A. to Brazilian Real in the fourth quarter of 2006, resulting in no foreign currency transaction gains or losses in 2007.

The $3 million foreign currency gain for the six months ended June 30, 2007 compared to the $5 million loss for the six months ended June 30, 2006 for AES Corporation is primarily the result of favorable rates for the Great Britain Pound.

The decrease in foreign currency transaction gains in Colombia is primarily due to an increase in foreign currency transaction losses associated with Colombian Peso denominated debt at Chivor (a U.S. Dollar functional currency company) as the Colombian Peso appreciated 14% for the six months ended June 30, 2007.

Equity in earnings of affiliates

Equity in earnings of affiliates increased $10 million, or 91%, to $21 million for the three months ended June 30, 2007 from $11 million for the three months ended June 30, 2006. The increase was primarily due to the impact of decreased losses at Cartagena, an equity method investment in Spain in 2006 as compared to 2007.

Equity in earnings of affiliates decreased $5 million, or 11%, to $41 million for the six months ended June 30, 2007 from $46 million for the six months ended June 30, 2006. The decrease was primarily due to the settlement of a legal claim in the first quarter of 2006 related to AES Barry, an equity method investee of AES. The decrease was offset by the impact of decreased losses at Cartagena, an equity method investment in Spain in 2006 as compared to 2007.

Other non-operating expense

Other non-operating expense was $6 million for the three months ended June 30, 2007 and $45 million for the six months ended June 30, 2007 and was due to an other than temporary impairment in the Company’s investment in AgCert, a United Kingdom based corporation that produces emission reduction credits. The Company acquired its investment in AgCert in May 2006 and, as required by generally accepted accounting principles, defined these securities as “available for sale”. The market value of these securities, based on traded market prices, materially declined during the first half of 2007. Based on accounting guidance outlined in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, management concluded that the decline was “other than temporary” and recorded an impairment charge of $40 million during the first half of 2007. At June 30, 2007, the remaining investment in AgCert was approximately $12 million.

Income taxes

Income tax expense on continuing operations increased $186 million to $274 million for the three months ended June 30, 2007 from $88 million for the three months ended June 30, 2006. The Company’s effective tax rates were 35% and 20% for the three months ended June 30, 2007 and 2006, respectively. Income tax expense on continuing operations increased $180 million to $455 million for the six months ended June 30, 2007 from $275 million for the six months ended June 30, 2006. The Company’s effective tax rates were 37% and 27% for the six months ended June 30, 2007 and 2006 respectively.

The net increase in effective tax rate for the second quarter and six month period in 2007 compared to the same periods in 2006 was, in part, due to tax expense caused by a change in a tax law in China, an other than temporary impairment in the Company’s investment in AgCert, the impact of an appreciating Real in certain of our Brazilian subsidiaries, the non-taxable sale of Kingston in the first quarter of 2006, and the release of a valuation allowance at Eletropaulo in the second quarter of 2006, offset by a tax benefit recorded upon the release of valuation allowance at one of our subsidiaries in Argentina in 2007.

Minority interest

Minority interest expense increased $66 million to $235 million for the three months ended June 30, 2007 from $169 million for the three months ended June 20, 2006. Minority interest expense increased $128 million to $371 million for the six months ended June 30, 2007 from $243 million for the six months ended June 30, 2006. The three and six month increase is primarily due to a decrease in our economic ownership in Eletropaulo from 34% to 16% during the third quarter of 2006 as well as increased earnings at Brasiliana Energia, a Brazilian subsidiary, offset by decreased earnings at Uruguaiana, a Brazilian subsidiary.

Discontinued operations

As discussed in Note 6 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q, the results of operations for three entities currently held for sale are reflected within the discontinued operations portion of the condensed consolidated financial statements for 2007. All four entities described  below are reflected within the discontinued operations portion of the condensed consolidated financial statements for 2006.

In February 2007, the Company entered into a definitive agreement to sell its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of withholding taxes. In addition, the agreement provided for the payment of a US$120 million dividend in 2007 that was approved and declared by EDC shareholders on March 1, 2007. A wholly-owned subsidiary of the Company was the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, received approximately US$97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The closing of the sale occurred on May 8, 2007, and the actual transfer of the shares along with payment of the purchase price occurred on May 16, 2007. During the first quarter of 2007, the Company recognized an impairment charge of approximately $638 million related to this sale. As a result of the final disposition of EDC in May 2007, the Company recognized an additional impairment charge of approximately $38 million net of income and withholding taxes. The total impairment charge of $676 million represented the net book value of the Company’s investment in EDC less the selling price. The impairment expense is included in the loss from disposal of discontinued businesses line item on the condensed consolidated statement of operations for the six months ended June 30, 2007.

In May 2007, the Company’s wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50MW Delano facility and the 25MW Mendota facility) for $51 million. These facilities, along with an associated management company (together, the “Central Valley Businesses”) were included in the North America Generation segment. The AES Board of Directors approved the sale of the Central Valley Businesses in February 2007. The closing of the sale occurred on July 16, 2007. As a result, Central Valley is reported as “held for sale” and the results of its operations and financial position are reflected in the discontinued operations line items in the Company’s condensed consolidated financial statements for the six months ended June 30, 2007.

In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America Utilities business located in Argentina. The Buenos Aires Province in Argentina approved the transaction in May 2007. Therefore, Eden, a consolidated subsidiary of AES, has been classified as “held for sale” and reflected as such on the condensed consolidated financial statements. In addition to the results of its operations, Eden has also recognized a $1 million unfavorable adjustment during the six months ended June 30, 2007, to the originally recorded net loss on the sale as a result of the finalization of the sale transaction.

In May 2006, the Company reached an agreement to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, collectively “IQP”, which is part of the Europe & Africa Generation segment. IQP is an Open Cycle Gas Turbine, located in the U.K. In September 2006, the Company completed the sale of IQP. Proceeds from the sale were $28 million in cash and the buyer assumed $30 million of IQP’s debt. The results of operations and financial position of IQP for the three and six months ended June 30, 2006, are reflected in the discontinued operations line items on the condensed consolidated financial statements.

Extraordinary item

As discussed in Note 5 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q, in May 2006, AES purchased an additional 25% interest in Itabo, a power generation business located in the Dominican Republic for approximately $23 million. Prior to May, the Company held a 25% interest in Itabo, through its Gener subsidiary, and had accounted for the investment using the equity method of accounting with a corresponding investment balance reflected in the “Investments in and advances to affiliates” line item on the consolidated balance sheets. As a result of the transaction, the Company consolidates Itabo and, therefore, the investment balance has been reclassified to the appropriate line items on the consolidated balance sheets with a corresponding minority interest liability for the remaining 50% interest not owned by AES. The Company realized an after-tax extraordinary gain of $21 million as a result of the transaction due to an excess of the fair value of the noncurrent assets over the purchase price.

Critical Accounting Policies and Estimates

The consolidated financial statements of AES are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K/A. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis included in the Company’s 2006 Annual Report on Form 10-K/A. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the six months ended June 30, 2007. The Company did not make any changes to those policies during the period.

Capital Resources and Liquidity

Overview

We are a holding company whose operations are conducted through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to the Parent Company, and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At June 30, 2007, we had $4.8 billion of recourse debt and $12.3 billion of non-recourse debt outstanding. For more information on our long-term debt, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

In addition to the non-recourse debt, if available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock, and other securities, as well as proceeds from the sales of assets. Similarly, in certain of our businesses, we may provide financial guarantees or other credit support for the benefit of lenders or counterparties who have entered into contracts for the purchase or sale of electricity with our subsidiaries. In such circumstances, if a subsidiary defaults on its payment or supply obligation, we will be responsible for the subsidiary’s obligations up to the amount provided for in the relevant guarantee or other credit support.

We expect to continue to seek where possible non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or may not be available on economically attractive terms. If we decide not to provide any additional funding or credit support to a subsidiary that is under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary. At June 30, 2007, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $699 million (excluding those collateralized by letters of credit and other obligations discussed below).

As a result of the Parent Company’s below investment grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counterparties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2007, we had $377 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. These letters of credit were provided under our revolver and senior unsecured credit facility. We pay letter of credit fees ranging from 1.63% to 2.36% per annum on the outstanding amounts. In addition, we had $1 million in surety bonds outstanding at June 30, 2007. Management believes that cash on hand, along with cash generated through operations, and our financing availability will be sufficient to fund normal operations, capital expenditures, and debt service requirements.

Many of our subsidiaries, including those in Latin America, depend on timely and continued access to capital markets to manage their liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty may have material adverse affects on the financial condition and results of operations of those subsidiaries. In addition, changes in the timing of tariff increases or delays in the regulatory determinations under the relevant concessions could affect the cash flows and results of operations of our businesses.

Cash Flows

At June 30, 2007, cash and cash equivalents increased by $99 million from December 31, 2006 to $1,478 million. The change in cash was due to $1,107 million of cash provided by operating activities, $1,147 million of cash used in investing activities, $89 million of cash provided by financing activities and the positive effect of exchange rates on cash of $50 million.

Operating Activities

Net cash provided by operating activities increased by $156 million to $1,107 million for the six months ended June 30, 2007 compared to $951 million during the same period in 2006. The increase was primarily due to:

•     a decrease in net working capital attributable to higher accounts payable

•     a decrease in pension contributions at Eletropaulo in Brazil

•     operating cash flow from the new businesses of TEG/TEP in Mexico and Itabo in the Dominican Republic

Investing Activities

Net cash used for investing activities in the first half of 2007 totaled $1,147 million compared to $679 million for the same period in 2006, an increase of $468 million. This increase was primarily attributable to the following:

Capital expenditures totaled $1,190 million during the first half of 2007, a $638 million increase over the $552 million balance for the first half of 2006. This was mainly due to increased spending of $203 million for the Maritza East 1 lignite-fired power plant in Bulgaria, $39 million for the Ventanas coal plant at Gener in Chile, $37 million at New York in the U.S. related to Somerset and Cayuga facilities, $31 million related to our facility in Jordan, $21 million for the flue gas desulphurization plant at Kilroot in Ireland and $19 million at Panama for the Changuinola project. In addition there was increased spending related to wind development projects of $241 million at three of our U.S. businesses. These increases were offset by decreases of $43 million at two of our U.S. businesses.

Acquisitions-net of cash acquired totaled $256 million in the first half 2007 a $243 million increase over the $13 million in the first half of 2006. This increase was mainly due to the purchase of two 230 MW petroleum coke-fired power plants at TEG/TEP in Mexico in the first quarter of 2007 for approximately $190 million and the purchase of 51% of interest in a joint venture with 26MW existing capacity and a 390 MW development pipeline of hydroelectric projects in Turkey for approximately $76 million.

Proceeds from the sales of businesses totaled $781 million in the first half of 2007 and $234 million in the first half of 2006. The first half of 2007 included proceeds from the sale of our businesses EDC in Venezuela for $739 million and Eden in Argentina for $17 million as well as proceeds from the sale of approximately 1% of our shares in AES Gener for $25 million. The same period in 2006 included proceeds of $124 million from the sale of approximately 7.6% of our shares in AES Gener and $110 million from the sale of our Kingston business in Canada.

The purchase of short-term investments, net totaled $413 million in the first half of 2007. This was a $226 million increase as compared to the same period in 2006. These transactions included a $317 million increase in purchases, net at Eletropaulo in Brazil primarily due to the acquisition of public debt securities and $96 million increase in purchases, net at Ekibastuz for loan collateral. This was offset by a $240 million decrease in purchases, net at Tiete in Brazil as the result of a change in investment strategy in 2006 from investing in cash equivalents to investing in Brazilian government bonds.

Restricted cash balances increased $55 million in the first half of 2007. Restricted cash balances increased $63 million at IPL and $44 million at Red Oak, both located in the U.S., $20 million at Eletropaulo and $19 million at Hawaii. These were offset by decreases of $67 million at Maritza in Bulgaria and $22 million at Buffalo Gap in the U.S.

Proceeds from the sale of emission allowances totaled $10 million in the first half of 2007, a $57 million decrease from the first half of 2006. These sales occurred primarily at our businesses located in the U.S. and Europe.

Purchases of emission allowances totaled $2 million in the first half of 2007, a $46 million decrease from first half 2006. These purchases were primarily at our businesses located in the U.S. in 2006.

Debt service reserves and other assets decreased $119 million in the first half of 2007. This was mainly due to decreases of $71 million at Kilroot, $23 million at Hawaii and $22 million at Tiete.

Financing Activities

Net cash provided by financing activities totaled $89 million in the first half of 2007 as compared to $443 million net cash used in the first half of 2006. This resulted in a $532 million increase in cash provided by financing activities. This change was primarily attributable to an increase in debt, net of repayments of $406 million, an increase in contributions from minority interests of $219 million and a decrease in payments for deferred financing of $34 million offset by an increase in distributions to minority interests of $141 million.

Debt issuances of non-recourse debt during the first half of 2007 were $798 million compared to $1,200 million in the first half of 2006. This decrease of $402 million was primarily due to a decrease in borrowings at SUL in Brazil of $494 million, at CAESS in El Salvador of $223 million, at Eletropaulo in Brazil of $138 million and at Clesa in El Salvador of $77 million. These decreases were offset by an increase in borrowings at IPL in the U.S. for $165 million, at Sonel in Cameroon for $153 million, at Maritza in Bulgaria for $105 million and at Ekibastuz in Kazakhstan for $97 million.

Debt repayments of non-recourse debt, recourse debt and revolving credit facilities, net during the first half of 2007 were $780 million compared to $1,588 million in the first half of 2006. The decrease of $808 million was primarily due to a decrease in repayments at Sul of $479 million, at Eletropaulo of $214 million, net at CAESS of $188 million, at Buffalo Gap in the U.S. of $116 million, at Clesa of $62 million, at Gener in Chile of $55 million and net at the parent company of $50 million. These decreases were offset by an increase in repayments at Buffalo Gap 2 in the U.S. for $116 million, net at IPL for $89 million, at Alicura in Argentina for $67 million, at Kilroot in Ireland for $67 million and at Sonel for $58 million.

Minority distributions were $266 million during the first half of 2007 compared to $125 million in the first half of 2006. This increase of $141 million includes a $26 million return of capital by Barka to its minority partner as well as increases due to dividends paid to minority shareholders primarily by Brasiliana Energia for $51 million, by Eletropaulo for $44 million, by Itabo for $16 million and by Tiete for $13 million.

Minority contributions were $336 million during the first half of 2007 compared to $117 million in the first half of 2006. This increase of $219 million was primarily due to a $314 million contribution received from the tax equity partners of Buffalo Gap 2 offset by a $115 million decrease at Buffalo Gap in the U.S. as the business received a contribution from their tax equity partner in 2006.

Parent Company Liquidity

Because of the non-recourse nature of most of our indebtedness. The AES Corporation believes that unconsolidated Parent Company liquidity is an important measure of liquidity. The principal sources of liquidity at the Parent Company level are:

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

In December 2006, the AES Corporation exercised its right to increase the revolving credit facility by $100 million to a total of $750 million. As of June 30, 2007, there were no outstanding borrowings against the revolving credit facility. The Parent Company had $49 million of letters of credit outstanding against the revolving credit facility as of June 30, 2007.

The Parent Company entered into a $500 million senior unsecured credit facility agreement effective March 31, 2006. On May 1, 2006, the Parent Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. At June 30, 2007, the Parent Company had no outstanding borrowings under the senior unsecured credit facility. The Parent Company had $328 million of letters of credit outstanding against the senior unsecured credit facility as of June 30, 2007. The credit facility is being used to support our ongoing share of construction obligation for AES Maritza East 1 and for general corporate purposes.

Parent liquidity was as follows at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
Parent Company Liquidity	2007	2006
	(in millions)
Cash and cash equivalents	$1,478	$1,379
Less: Cash and cash equivalents at subsidiaries	1,083	1,142
Parent cash and cash equivalents	395	237
Borrowing available under revolving credit facility	701	662
Borrowing available under senior unsecured credit facility	272	227
Cash at qualified holding companies	10	20
Total parent liquidity	$1,378	$1,146

The following table summarizes our Parent Company contingent contractual obligations as of June 30, 2007:

Contingent Contractual obligations	Amount	Number of Agreements	Exposure Range for Each Agreement
	(in millions)
Guarantees	$699	34	<$1 – $197
Letters of credit under the revolving credit facility	49	9	<$1 – $27
Letters of credit under the senior unsecured credit facility	328	13	<$1 – $255
Surety bonds	1	1	< $1
Total	$1,077	57

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

While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and senior unsecured credit facility. If, due to new corporate opportunities or otherwise, our capital requirements exceed amounts available from cash on hand or borrowings under our credit facilities, we may need to access the capital markets to raise additional debt or equity financing. However, the timing of our ability to access the capital markets may be affected as a result of prior period restatements of our financial statements and the material weaknesses in our internal controls over financial reporting described below under Item 4, the filing of our 2006 Annual Report on Form 10-K/A.

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheet related to such defaults was $600 million at June 30, 2007, all of which is non-recourse debt.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that while there have been no material changes in its aggregate portfolio of instruments there has been a significant reduction in the short term exposure to commodity risks during the six months ended June 30, 2007, compared with the exposure set forth in the Company’s 2006 Annual Report on Form 10-K/A.

We have performed a company wide value at risk analysis (“VaR”) of all of our material financial assets, liabilities and derivative instruments. Embedded derivatives are not appropriately measured here and are excluded since VaR is not representative of the overall contract valuation. The VaR calculation incorporates numerous variables that could impact the fair value of our instruments, including interest rates, foreign exchange rates and commodity prices, as well as correlation within and across these variables. We express Analytic VaR herein as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one day holding period. Our commodity analysis is an Analytic VaR utilizing a variance-covariance analysis within the commodity transaction management system, and is reported for financially settled derivative products at the Eastern Energy business in New York State

The Value at Risk as of June 30, 2007 for foreign exchange, interest rate and commodities was $28 million, $67 million and $12 million, respectively. The decrease in foreign exchange VaR relative to the first quarter of 2007 is due to lower market volatilities. The reduction in commodity VaR is due to lower volatilities as calculated based on historical performance.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a 15 and 15d 15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a 15(e) and 15d 15(e)). Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities and Exchange Act of 1934 was recorded, processed, summarized and reported accurately as evidenced by the material weaknesses described below.

As reported in Item 9A of the Company’s 2006 Form 10-K/A filed on August 7, 2007, management reported that material weaknesses existed in our internal controls as of December 31, 2006 and is in the process of taking remedial steps to correct these weaknesses. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this 2007 Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a 15 or 15d 15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than progress on remediation efforts of certain material weaknesses, as discussed below.

As reported in Item 9A of our 2006 Form 10-K/A filed on August 7, 2007, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2006. These material weaknesses continued to exist as of June 30, 2007. The following is a discussion of the material weaknesses, any of which could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

The Company previously reported it lacked effective controls to ensure the proper application of SFAS No. 52, Foreign Currency Translation , related to the treatment of foreign currency gains or losses on certain long term intercompany loan balances denominated in other than the entity’s functional currency and lacked appropriate documentation for the determination of certain of its holding companies’ functional currencies. The Company also previously reported it was incorrectly translating certain loan balances due to the fact that it lacked an effective assessment process to identify and document whether or not a loan was to be repaid in the foreseeable future at inception and to update this determination on a periodic basis. Also, the Company previously reported it had incorrectly determined the functional currency for one of its holding companies which impacted the proper translation of its intercompany loan balances.

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

Contract Accounting:

As disclosed in the Company’s 2006 Form 10-K/A, the material weakness previously identified “Derivative Accounting” has been restated as “Contract Accounting”. This restatement of this material weakness resulted from the fact that during remediation of the “Derivative Accounting” material weakness, the Company identified certain lease-related errors related to the accounting for contract modifications that occurred after the July 1, 2003 implementation of EITF 01-08,  Determining Whether an Arrangement Contains a Lease  (EITF 01-8). Accordingly, the Company believes that the restated material weakness more accurately reflects the ineffective operation of controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and upon modification, to allow them to be adequately accounted for in accordance with US GAAP. The errors that have been identified during the remediation have been recorded in the May 2007 Restatement or the August 2007 Restatement.

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

Lack of Adequate Controls and Procedures Related to Granting and Reporting of Share-Based Compensation:

The Company determined that it lacked effective controls and procedures related to its accounting for share-based compensation resulting from weaknesses in its granting practices. These weaknesses include an adequate understanding, communication and recording of the compensation expense based on the determination of appropriate measurement dates for accounting purposes. The errors identified from this review were adjusted in conjunction with the May 23, 2007 restatement of the financial statements for the years ended December 31, 2004 and 2005.

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

Aggregation of Control Deficiencies at our Cameroonian Subsidiary:

The Company has performed detailed analytical reviews of SONEL’s financial statements to obtain assurance that reported results are not misstated. As part of its 2006 remediation plan, SONEL reported implementation of certain key controls related to the analytical review during the third and fourth quarters of 2006. In addition, the business unit performed limited self testing of the remediation work performed to date. Additional and more comprehensive testing of all key controls will occur during 2007. The Company has executed or is in the process of executing the following steps in its remediation plan:

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

Contract Accounting:

As noted above, the material weakness previously disclosed as a “Derivative Accounting” material weakness has been restated to a “Contract Accounting” material weakness. Although the material weakness has been restated, the remediation plan in place prior to the restatement remains in place with the additional steps identified below. The Company believes it has implemented appropriate controls to ensure remediation of the previously identified material weakness, and will continue to assess the operating effectiveness of these controls as well as identify areas for improvement to the execution of current controls, before concluding on full remediation. The completed steps related to the remediation plan include the following:

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

•       Provided detailed training to subsidiaries on new policy and procedure guidance related to contract evaluation; and

•       Centralized hedge assessments and valuations within the Corporate Accounting and Risk Management functions.

Additional steps added to the remediation plan as a result of the restated material weakness and which have not been completed:

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

In May of 2007, the Ad Hoc Committee instituted a moratorium of the issuance or modification of grants of share-based compensation until the Company presents a comprehensive remediation plan to the Committee. At that time, if the Committee believes grants can be administered correctly, it is not required to wait until the remediation of the material weakness is completed to lift the moratorium. The Company anticipates that the moratorium will be lifted in the fourth quarter of 2007. In the interim, this moratorium shall be lifted only in special circumstances, such as new hire grants or the departure of an employee, and must have the approval of the CEO and Compensation Committee of the Board of Directors along with specific reviews to ensure the grants are properly administered and accounted for.

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

PART II:  OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2007.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$762 million (US$365 million) from Eletropaulo and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice (“SCJ”). In June 2006, the SCJ reversed the Appellate Court’s decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo’s liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. In June 2007, Eletropaulo’s appeal to the Special Court was dismissed by the reporting judge. Eletropaulo has appealed that dismissal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobras does so, Eletropaulo may be required to provide security in the amount of its alleged liability. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In August 2000, the Federal Energy Regulatory Commission (“FERC”) announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 (“Refund Period”). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC’s decision not to impose refunds for the alleged failure to file rates, including transaction-specific data, for sales during 2000 and 2001 (“September 2004 Decision”). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. The Ninth Circuit has temporarily stayed the remand to FERC until November 16, 2007, so that settlement discussions may take place. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC (“August 2006 Decision”). The Ninth Circuit has temporarily stayed its August 2006 Decision until November 16, 2007, to facilitate settlement discussions. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita’s potential liability could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita’s potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by

Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has not indicated whether it will attempt to challenge the award. Proceedings remain pending before the Indian Supreme Court regarding the presiding arbitrator’s fees and the venue of future hearings, if any. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In December 2001, a petition was filed by Gridco in the local Indian courts seeking an injunction to prohibit the Company and its subsidiaries from selling their shares in Orissa Power Generation Company Pvt. Ltd. (“OPGC”), an affiliate of the Company, pending the outcome of the above-mentioned CESCO arbitration. OPGC, located in Orissa, is a 420 MW coal-based electricity generation business from which Gridco is the sole off-taker of electricity. Gridco obtained a temporary injunction, but the District Court eventually dismissed Gridco’s petition for an injunction in March 2002. Gridco appealed to the Orissa High Court, which in January 2005 allowed the appeal and granted the injunction. The Company has appealed the High Court’s decision to the Supreme Court of India. The Supreme Court adjourned this matter to await the award in the CESCO arbitration, which will be reported to the Supreme Court. The Company believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however there can be no assurances that it will be successful in its efforts.

In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC’s existing power purchase agreement (“PPA”) with Gridco. In response, OPGC filed a petition in the Indian courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC’s jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court’s decision to the Supreme Court and sought stays of both the High Court’s decision and the underlying OERC proceedings regarding the PPA’s terms. In April 2005, the Supreme Court granted OPGC’s requests and ordered stays of the High Court’s decision and the OERC proceedings with respect to the PPA’s terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC’s appeal or otherwise prevents the OERC’s proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC’s financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In April 2002, IPALCO Enterprises, Inc. (“IPALCO”), the pension committee for the Indianapolis Power & Light Company thrift plan (“Pension Committee”), and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. In May 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the Pension Committee breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by, inter alia, permitting assets of the thrift plan to be invested in the common stock of IPALCO prior to the acquisition of IPALCO by the Company and allegedly failing to disclose directly to each plan participant the individual defendants’ personal transactions in IPALCO stock prior to the acquisition. In September 2003 the Court granted plaintiffs’ motion for class certification. A trial addressing only the allegations of breach of fiduciary duty was held in February 2006. In March 2007, the Court issued a decision in favor of defendants and dismissed the lawsuit with prejudice. In April 2007, plaintiffs appealed the Court’s decision to the U.S. Court of Appeals for the Seventh Circuit as to the former officers and directors of IPALCO, but not as to

IPALCO or the Pension Committee. Plaintiffs and the former officers and directors are briefing the appeal.

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

In January 2005, the City of Redondo Beach (“City”) of California issued an assessment against Williams Power Co., Inc., (“Williams”) and AES Redondo Beach, LLC (“AES Redondo”), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users’ tax (“UUT”), interest, and penalties relating to the natural gas used at AES Redondo’s power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City’s assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer’s decision. Williams later prepaid approximately $57 million to the City in order to continue litigating its petition, pursuant to a court order, and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer’s decision as to AES Redondo. The Superior Court will hear arguments on the petitions on January 25, 2008. In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo’s lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 (“New UUT Assessments”). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In January 2007, Eletropaulo Metropolitana Electricidad de São Paulo S.A. (“Eletropaulo”) received notice from the municipal environmental agency of a penalty of approximately USD$100,000. The penalty related to an Eletropaulo contractor attempting to dispose of tree trimming waste in a coal dump without a permit. The contractor has recognized responsibility in this case and has been negotiating the penalty. The current expectation is that the amount of the penalty will be reduced to approximately USD$16,000.

In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydro plants under AES concession, Ust Kamenogorsk HPP and Shulbinsk HPP (collectively, “Hydros”) for allegedly using an AES trading company, Nurenergoservice LLP, to increase power prices for consumers in alleged violation of Kazakhstan’s antimonopoly laws.  The Competition Committee issued orders directing the Hydros to pay approximately 2.7 billion KZT (US$22 million) for alleged antimonopoly violations in 2005 through January 2007.  The Hydros challenged the orders and the Competition Committee brought suit to enforce the orders in local court.  In June 2007, the local court ruled in the Competition Committee’s favor, recalculated the damages, and ordered the Hydros to pay approximately 2.8 billion KZT (US$23 million) and terminate their contracts with Nurenergoservice.  The Hydros appealed and, in July 2007, the first panel of the court of appeals overturned the local court’s decision and vacated the Competition Committee’s orders for inadequate investigation.  The Competition Committee subsequently initiated an investigation of the Hydro’s alleged antimonopoly violations.  The Competition Committee has stated that it will complete its investigation by September 14, 2007.  Also, in June 2007, the Competition Committee ordered AES Ust-Kamengorskaya TET LLP (“UKT”) to pay approximately 940 million KZT (US$8 million) in damages and fines to the state for alleged antimonopoly violations in 2005 through January 2007, and to pay damages to certain consumers that allegedly had been charged unreasonable power prices since January 2007.  The Competition Committee does not quantify the damages allegedly owed to those consumers, but UKT estimates that such damages might equal or exceed approximately 235 million KZT (US$2 million).  UKT has filed an administrative appeal of that order.  The Competition Committee has stated that it will complete its review of UKT’s administrative appeal by August 20, 2007.  If UKT does not prevail on administrative appeal and loses in any proceedings before the local court of first instance and the first panel of the court of appeals, UKT will have to pay the full amount of antimonopoly damages and/or fines established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.  Furthermore, in July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 17.8 billion KZT (US$147 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007.  Nurenergoservice has filed an administrative appeal of the July 2007 order.  In addition, in August 2007, the Competition Committee ordered Nurenergoservice to pay a 1.8 billion KZT (US$15 million) fine for alleged antimonopoly violations in 2005 through the first quarter of 2007.  Nurenergoservice intends to administratively appeal that order.  If Nurenergoservice does not prevail on administrative appeal and loses in any proceedings before the local court of first instance and the first panel of the court of appeals, Nurenergoservice will have to pay the full amount of antimonopoly damages and/or fines established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.  The Competition Committee has not indicated whether it intends to assert claims against the Hydros and/or UKT for alleged antimonopoly violations post January 2007 and/or against Nurenergoservice for alleged antimonopoly violations post first quarter 2007.  The Hydros, UKT, and Nurenergoservice believe they have meritorious defenses and will assert them vigorously in the above-referenced proceedings; however, there can be no assurances that they will be successful in their efforts.

In June 2007, the Company received a letter from an outside law firm purportedly representing a shareholder demanding that the Company’s Board conduct a review of certain stock option plans, procedures and historical granting and exercise practices, and other matters, and that the Company commence legal proceedings against any officer and/or director who may be liable for damages to the Company. The Board has established a Special Committee, which as retained independent counsel, to consider the demands presented in the letter in light of the work undertaken by the Company in its review of share-based compensation, as more fully described in the Company’s 2006 Annual Report on Form 10-K/A.

In June 2007, IPL received a letter from an attorney purportedly representing a group of IPL employees and retirees (the “complainants”). The letter claims that IPL is recovering in rates on average approximately $19 million per year allegedly intended for the funding of the IPALCO Voluntary Employee Beneficiary Association Trust (“VEBA Trust”), which provides healthcare and life insurance benefits for certain IPL retirees. The VEBA Trust was spun off to independent trustees by IPALCO in 2000. The spin off of the VEBA Trust was publicly disclosed by IPALCO in the Agreement and Plan of Share Exchange at the time of IPALCO’s acquisition by AES. The letter asserts that IPL remains responsible for funding the VEBA Trust and requests that IPL back-fund the trust at the $19 million per year level and fund at the same level going forward. The letter further states that the complainants may file a complaint at the Indiana Utility Regulatory Commission if IPL does not fund the VEBA Trust as demanded. To date, no complaint has been filed. IPL believes it has meritorious defenses to the complainants’ claims and it will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

In July 2007, AES Energía Cartagena SRL (“AESEC”) received a purported request for arbitration from Initec Energia SA (“Initec”) relating to the construction of AESEC’s majority-owned power facility in Murcia, Spain (“Project”). In its purported request, Initec asserts claims against AESEC for, inter alia, an early completion bonus and approximately €11 million (US$15 million) in allegedly outstanding milestone payments. Initec subsequently withdrew its request for arbitration. Additionally, in July 2007, AESEC initiated arbitration against Initec, Mitsubishi Corporation, and MC Power Project Management, SL (“Contractor”) to recover damages from the Contractor for its delay in completing the Project. The Contractor has stated that it will assert counterclaims. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

ITEM 1A.         RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2006 Annual Report on Form 10-K/A filed on August 7, 2007.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

As of the date of this filing, we are in default under our secured and unsecured credit facilities as a result of the recent restatement as discussed in Part I of the Company's 2006 10-K/A filed August 7, 2007. In addition, we need to obtain waivers of this default relating to our previously delivered financial statements before we will be able to borrow additional funds under our credit facilities. The Company is pursuing waivers with its senior bank lenders and expects to obtain them in the near term.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 25, 2007. The following matters were decided by a vote of the Stockholders.

ELECTION OF DIRECTORS

NOMINEE	FOR	AGAINST/ABSTAIN
Richard Darman	577,338,492	4,180,755
Paul T. Hanrahan	577,366,439	4,152,808
Kristina M. Johnson	571,975,378	9,543,869
John A. Koskinen	557,292,325	24,226,922
Philip Lader	575,386,277	6,132,970
John H. McArthur	513,352,593	68,166,654
Sandra O. Moose	577,244,339	4,274,908
Philip A. Odeen	577,084,237	4,435,010
Charles O. Rossotti	557,131,331	24,387,916
Sven Sandstrom	557,313,307	24,205,940

Ratification of Deloitte and Touche, LLP, Auditors of The AES Corporation: 545,023,058 votes for, 33,067,115 votes against and 3,429,074 votes withheld.

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

The AES Corporation
(Registrant)
Date: August 9, 2007	By:	/s/ VICTORIA D. HARKER
		Name:	Victoria D. Harker
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MARY WOOD
		Name:	Mary Wood
		Title:	Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)