Form 10-Q/A
period 2007-03-31
AES CORP
filed 2007-08-17
CIK 874761

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

Large accelerated filer☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at July 31, 2007, was 668,613,428.

EXPLANATORY NOTE

As previously disclosed in the Company’s 2006 Form 10-K/A dated August 7, 2007 the Company is filing this Form 10-Q/A to correct certain errors that were contained in Item 1 and Item 2 of the Form 10-Q for the period ended March 31, 2007.  The adjustments presented in this Form 10-Q/A are not material to any prior reported period. However, the Company has elected to file this Form 10-Q/A so that the quarterly report would conform to the categories of adjustments presented in the Form 10-K/A, which are further described below.

The errors primarily related to the accounting for certain contract modifications at our Pakistan subsidiaries. The impact of the restatement adjustment related to the contract modifications was a decrease to net income of $7 million and $6 million for the three months ended March 31, 2007 and 2006, respectively. Additionally, the March 31, 2007 condensed consolidated balance sheet has been restated to reflect the impact of the correction of all errors noted in our 2006 Form 10-K/A filed with the SEC on August 7, 2007; a reclassification adjustment related to our adoption of FIN 48 in the first quarter of 2007; and a reclassification to current from noncurrent debt related to a covenant violation at our TEG/TEP subsidiary. The impact of the FIN 48 balance sheet classification adjustment as of March 31, 2007 was an increase to current assets of $41 million, an increase to noncurrent assets of $13 million, a decrease to current liabilities of $9 million and an increase to noncurrent liabilities of approximately $63 million as of March 31, 2007. The impact of the covenant violation was an increase to the current portion of non-recourse debt and a decrease to noncurrent non-recourse debt of $384 million.

Other than the information relating to the restatement as described in Note 1, no attempt has been made in this 10-Q/A to amend or update other disclosures originally presented in the Form 10-Q as filed on June 21, 2007. Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q on June 21, 2007 or amend or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filings of the Form 10-Q for the period ended March 31, 2007.

THE AES CORPORATION
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Restated)(1)	(Restated)(1)
	(in millions, except per share data)
Revenues:
Regulated	$1,606	$1,511
Non-Regulated	1,503	1,295
Total revenues	3,109	2,806
Cost of Sales:
Regulated	(1,090)	(985)
Non-Regulated	(1,163)	(916)
Total cost of sales	(2,253)	(1,901)
Gross margin	856	905
General and administrative expenses	(83)	(56)
Interest expense	(422)	(418)
Interest income	100	114
Other expense	(41)	(78)
Other income	37	19
Gain on sale of investments	1	87
Foreign currency transaction losses on net monetary position	—	(23)
Equity in earnings of affiliates	20	35
Other non-operating expense	(39)	—
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	429	585
Income tax expense	(181)	(187)
Minority interest expense	(136)	(74)
INCOME FROM CONTINUING OPERATIONS	112	324
Income from operations of discontinued businesses net of income tax expense of $12 and $13, respectively	62	18
Loss from disposal of discontinued businesses net of income tax expense of $—	(636)	—
NET (LOSS) INCOME	$(462)	$342
BASIC (LOSS) EARNINGS PER SHARE:
Income from continuing operations	$0.17	$0.49
Discontinued operations	(0.86)	0.03
BASIC (LOSS) EARNINGS PER SHARE:	$(0.69)	$0.52
DILUTED (LOSS) EARNINGS PER SHARE:
Income from continuing operations	$0.17	$0.48
Discontinued operations	(0.85)	0.03
DILUTED (LOSS) EARNINGS PER SHARE:	$(0.68)	$0.51

(1)          See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	December 31, 2006
	(Restated)(1)
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,448	$1,379
Restricted cash	496	548
Short-term investments	854	640
Accounts receivable, net of reserves of $239 and $233, respectively	1,860	1,769
Inventory	496	471
Receivable from affiliates	82	76
Deferred income taxes—current	228	208
Prepaid expenses	149	109
Other current assets	918	927
Current assets of held for sale and discontinued businesses	344	438
Total current assets	6,875	6,565
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	952	928
Electric generation and distribution assets	22,822	21,835
Accumulated depreciation	(6,815)	(6,545)
Construction in progress	1,256	979
Property, plant and equipment, net	18,215	17,197
Other assets:
Deferred financing costs, net of accumulated amortization of $193 and $188, respectively	271	279
Investments in and advances to affiliates	608	595
Debt service reserves and other deposits	520	524
Goodwill, net	1,429	1,416
Other intangible assets, net of accumulated amortization of $185 and $172, respectively	320	298
Deferred income taxes—noncurrent	667	602
Other assets	1,664	1,634
Noncurrent assets of held for sale and discontinued businesses	1,478	2,091
Total other assets	6,957	7,439
TOTAL ASSETS	$32,047	$31,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$897	$795
Accrued interest	422	404
Accrued and other liabilities	2,128	2,131
Non-recourse debt-current portion	1,694	1,411
Current liabilities of held for sale and discontinued businesses	265	288
Total current liabilities	5,406	5,029
LONG-TERM LIABILITIES
Non-recourse debt	10,338	9,834
Recourse debt	4,939	4,790
Deferred income taxes-noncurrent	1,102	803
Pension liabilities and other post-retirement liabilities	864	844
Other long-term liabilities	3,393	3,554
Long-term liabilities of held for sale and discontinued businesses	431	434
Total long-term liabilities	21,067	20,259
Minority Interest (including discontinued businesses of $148 and $175, respectively)	3,108	2,948
Commitments and Contingent Liabilities (see Note 8)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 667,010,861 and 665,126,309 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	7	7
Additional paid-in capital	6,688	6,654
Accumulated deficit	(1,611)	(1,096)
Accumulated other comprehensive loss	(2,618)	(2,600)
Total stockholders’ equity	2,466	2,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,047	$31,201

(1)                See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
	(in millions)
OPERATING ACTIVITIES:
Net cash provided by operating activities	$581	$509
INVESTING ACTIVITIES:
Capital Expenditures	(476)	(242)
Acquisitions—net of cash acquired	(174)	—
Proceeds from the sales of businesses	—	110
Proceeds from the sales of assets	2	4
Sale of short-term investments	326	276
Purchase of short-term investments	(470)	(448)
Increase in restricted cash	(14)	(53)
Purchase of emission allowances	(1)	(12)
Proceeds from the sales of emission allowances	9	45
Decrease in debt service reserves and other assets	117	10
Purchase of long-term available-for-sale securities	(8)	—
Other investing	12	11
Net cash used in investing activities	(677)	(299)
FINANCING ACTIVITIES:
Borrowings (repayments) under the revolving credit facilities, net	186	11
Issuance of non-recourse debt	370	329
Repayments of recourse debt	—	(150)
Repayments of non-recourse debt	(370)	(548)
Payments for deferred financing costs	(4)	(16)
Distributions to minority interests	(54)	(16)
Contributions from minority interests	9	—
Issuance of common stock	14	8
Financed capital expenditures	(4)	—
Other financing	1	—
Net cash provided by (used in) financing activities	148	(382)
Effect of exchange rate changes on cash	17	36
Total increase (decrease) in cash and cash equivalents	69	(136)
Cash and cash equivalents, beginning	1,379	1,176
Cash and cash equivalents, ending	$1,448	$1,040
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$415	$344
Cash payments for income taxes, net of refunds	$193	$173
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-recourse debt assumed in acquisition of subsidiary	$421	$—

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements

1.   FINANCIAL STATEMENT PRESENTATION

The financial statements presented in Item 1 and the accompanying management’s discussion and analysis of financial condition and results of operations set forth in Item 2 of this Form 10-Q/A are restated to reflect the correction of errors that were contained in the Company’s condensed consolidated financial statements and other financial information as of and for the three months ended March 31, 2007 and 2006. In addition, the prior period financial statements have been restated to reflect the change in the Company’s segment reporting as discussed in Note 10 and discontinued operations as discussed in Note 7 of the condensed consolidated financial statements.

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the restated audited 2006 consolidated financial statements and notes thereto, which are included in the Company’s 2006 Form 10-K/A as filed with the SEC on August 7, 2007.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

As discussed in Note 12, in June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and recorded the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. FIN 48 applies to all tax positions accounted for in accordance with FASB Statement No. 109. The cumulative effect of the adoption resulted in an increase to beginning accumulated deficit of $53 million.

Restatement of Consolidated Financial Statements

The Company restated its consolidated financial statements for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 in its 2006 Form 10-K/A filed with the SEC on August 7, 2007. The adjustments presented in the restatement are the result of the identification of certain financial statement errors relating to these years which, had they been corrected on a cumulative basis in the 2006 consolidated financial statements, would have materially misstated the results for the year ended December 31, 2006. As a result of these errors, the Company also restated its results of operations for the three month period ended March 31, 2006 on its Form 10-Q for the three months ended March 31, 2007 filed with the SEC on June 21, 2007.  Subsequent to the date of that filing, certain other errors were noted related to both the three months ended March 31, 2007 and 2006, the corrections of which are reflected in this Form 10-Q/A.

May 2007 Restatement of Consolidated Financial Statements

In connection with the filing of our Form 10-Q on June 21, 2007, the results of operations for the three months ended March 31, 2006 were restated to reflect the correction of certain errors identified in our Form 10-K filed on May 23, 2007. The Company identified errors related to accounting for certain items in our Brazil and La Electricidad de Caracas (“EDC”) subsidiaries, derivative instruments, income taxes and share-based compensation.

The condensed consolidated financial statements for the interim period ended March 31, 2006 were restated and resulted in a decrease to previously reported income from continuing operations and net income of $2 million and $3 million, respectively.

The restatement adjustments included several key categories as described below:

Brazil Adjustments

Prior year errors related to certain subsidiaries in Brazil included adjustments of the U.S. GAAP fixed asset basis and related depreciation at Eletropaulo and other errors identified through account reconciliation or review procedures.

The cumulative impact of correcting errors related to our Brazil subsidiaries on net income was a decrease of $4 million for the quarter ended March 31, 2006.

La Electricidad de Caracas (“EDC”)

Prior year errors related to the Company’s former Venezuelan subsidiary, EDC, included adjustments of errors identified through account reconciliation or review procedures.

The cumulative impact of correcting errors related to EDC on net income was an increase of $1 million for the quarter ended March 31, 2006.

Capitalization of Certain Costs

Certain errors were discovered with fixed asset balances at several of the Company’s facilities related to capitalization of development costs, overhead and capitalized interest. The impact of correcting errors related to capitalization on net income was a decrease of $5 million for the quarter ended March 31, 2006.

Derivatives

Certain errors were identified resulting from the detailed review of certain prior year contracts and included the evaluation of hedge effectiveness; and the identification and evaluation of derivatives.

The impact of correcting all derivative errors on net income was an increase of $3 million for the quarter ended March 31, 2006.

Income Tax Adjustments

Income tax adjustments related to the correction of income tax expense for certain state deferred tax assets and other miscellaneous items.

The net impact of individual income tax errors resulted in an increase to income tax expense of $2 million for the quarter ended March 31, 2006.

Other Adjustments

As a result of work performed in the course of our year end closing process, certain other errors were identified which increased net income by $6 million for the quarter ended March 31, 2006.

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

For further discussion of other aspects of the Company’s restatement of its financial statements, see Part I—Restatement of Consolidated Financial Statements in the Company’s May 23, 2007 2006 Annual Report on Form 10-K.

Selected Operations and Comprehensive Income Data

The following table sets forth the previously reported and restated amounts of selected items within the condensed consolidated statement of operations.

Selected Operations and Comprehensive Income Data:

	March 31, 2006
	As Previously Reported	10-Q as filed June 21, 2007
	(in millions, except per share data)
Interest expense	$422	$418
Foreign currency transaction losses on net monetary position	$22	$23
Income tax expense	$183	$186
Minority interest expense	$84	$81
Income from continuing operations	$332	$330
Net income	$351	$348
Foreign currency translation adjustment	$68	$52
Unrealized derivative losses	$91	$85
Comprehensive income	$510	$485
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.50	$0.50
Discontinued operations	0.03	0.03
BASIC EARNINGS PER SHARE:	$0.53	$0.53
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.49	$0.49
Discontinued operations	0.03	0.03
DILUTED EARNINGS PER SHARE:	$0.52	$0.52

August 2007 Restatement of Consolidated Financial Statements

The tables to follow detail the impact of the restatement adjustments on the Company’s financial statements. Significant adjustments included:

Condensed Consolidated Statement of Operations

Revenue—Primarily related to the determination that certain power sales agreements at our AES Pakistan subsidiaries contained leases resulting in a decrease to revenue when accounted for on a straight-line basis of approximately $12 million and $11 million for the three months ended March 31, 2007 and 2006, respectively.

Minority Interest—Net impact of revenue adjustments resulted in a decrease of minority interest of approximately $5 million and $7 million for the three months ended March 31, 2007 and 2006, respectively.

Condensed Consolidated Balance Sheet

Other Current Assets —Increase of approximately $41 million related to the FIN 48 reclass adjustment.

Deferred Income Taxes, noncurrent—Increase of approximately $13 million related to the FIN 48 reclass adjustment.

Other Noncurrent Assets—Increase of approximately $29 million related to the AES Southland Lease adjustment.

Non-recourse debt—Increase of $384 million in non-recourse debt-current portion to reflect the default at TEG/TEP subsidiaries, offset by a decrease of $384 million in non-recourse debt noncurrent.

Other Long-Term Liabilities—Increase of $326 million primarily related to increase in the regulatory liability (“Special Obligation”) in Brazil of $141 million; an increase in the FIN 48 liability of $66 million; and an increase in deferred income of $108 million.

The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	As Filed June 21, 2007	Restatement Adjustments	2007 1Q Form 10-Q/A
Revenues:
Regulated	$1,606	$—	$1,606
Non-Regulated	1,515	(12)	1,503
Total revenues	3,121	(12)	3,109
Cost of Sales:
Regulated	(1,090)	—	(1,090)
Non-Regulated	(1,163)	—	(1,163)
Total cost of sales	(2,253)	—	(2,253)
Gross margin	868	(12)	856
General and administrative expenses	(85)	2	(83)
Interest expense	(422)	—	(422)
Interest income	100	—	100
Other expense	(41)	—	(41)
Other income	39	(2)	37
Gain (loss) on sale of investments	1	—	1
Foreign currency transaction losses on net monetary position	—	—	—
Equity in earnings of affiliates	20	—	20
Other non-operating expense	(39)	—	(39)
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	441	(12)	429
Income tax expense	(181)	—	(181)
Minority interest expense	(141)	5	(136)
INCOME FROM CONTINUING OPERATIONS	119	(7)	112
Income (loss) from operations of discontinued businesses net of income tax	62	—	62
(Loss) gain from disposal of discontinued businesses net of income tax	(636)	—	(636)
NET LOSS	$(455)	$(7)	$(462)
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.18	$(0.01)	$0.17
Discontinued Operations	(0.86)	—	(0.86)
BASIC EARNINGS (LOSS) PER SHARE:	$(0.68)	$(0.01)	$(0.69)
DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	$0.18	$(0.01)	$0.17
Discontinued Operations	(0.85)	—	(0.85)
DILUTED EARNINGS (LOSS) PER SHARE	$(0.67)	$(0.01)	$(0.68)

The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	As Filed June 21, 2007	Restatement Adjustments	2007 1Q Form 10-Q/A
Revenues:
Regulated	$1,511	$—	$1,511
Non-Regulated	1,306	(11)	1,295
Total revenues	2,817	(11)	2,806
Cost of Sales:
Regulated	(985)	—	(985)
Non-Regulated	(915)	(1)	(916)
Total cost of sales	(1,900)	(1)	(1,901)
Gross margin	917	(12)	905
General and administrative expenses	(57)	1	(56)
Interest expense	(418)	—	(418)
Interest income	114	—	114
Other expense	(78)	—	(78)
Other income	19	—	19
Gain (loss) on sale of investments	87	—	87
Foreign currency transaction losses on net monetary position	(23)	—	(23)
Equity in earnings of affiliates	36	(1)	35
Other non-operating expense	—	—	—
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	597	(12)	585
Income tax expense	(186)	(1)	(187)
Minority interest expense	(81)	7	(74)
INCOME FROM CONTINUING OPERATIONS	330	(6)	324
Income (loss) from operations of discontinued businesses net of income tax	18	—	18
Loss from impairment of discontinued businesses net of income tax	—	—	—
NET INCOME	$348	$(6)	$342
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.50	$(0.01)	$0.49
Discontinued Operations	0.03	—	0.03
BASIC EARNINGS (LOSS) PER SHARE:	$0.53	$(0.01)	$0.52
DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	$0.49	$(0.01)	$0.48
Discontinued Operations	0.03	—	0.03
DILUTED EARNINGS (LOSS) PER SHARE	$0.52	$(0.01)	$0.51

The following table details the impact of the restatement on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2007:

	March 31, 2007
	As Filed June 21, 2007	Aug-07 Restatement	2007 1Q Form 10-Q/A
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,448	$—	$1,448
Restricted cash	496	—	496
Short—term investments	854	—	854
Accounts receivable, net of reserves of $239	1,860	—	1,860
Inventory	496	—	496
Receivable from affiliates	82	—	82
Deferred income taxes—current	228	—	228
Prepaid expenses	149	—	149
Other current assets	877	41	918
Current assets of held for sale and discontinued businesses	344	—	344
Total current assets	6,834	41	6,875
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	952	—	952
Electric generation and distribution assets	22,822	—	22,822
Accumulated depreciation	(6,815)	—	(6,815)
Construction in progress	1,256	—	1,256
Property, plant and equipment, net	18,215	—	18,215
Other assets:
Deferred financing costs, net of accumulated amortization of $193	271	—	271
Investments in and advances to affiliates	608	—	608
Debt service reserves and other deposits	520	—	520
Goodwill, net	1,429	—	1,429
Other intangible assets, net of accumulated amortization of $185	320	—	320
Deferred income taxes—noncurrent	654	13	667
Other assets	1,635	29	1,664
Noncurrent assets of held for sale and discontinued businesses	1,469	9	1,478
Total other assets	6,906	51	6,957
TOTAL ASSETS	$31,955	$92	$32,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$897	$—	$897
Accrued interest	422	—	422
Accrued and other liabilities	2,137	(9)	2,128
Non-recourse debt-current portion	1,310	384	1,694
Current liabilities of held for sale and discontinued businesses	256	9	265
Total current liabilities	5,022	384	5,406
LONG-TERM LIABILITIES
Non-recourse debt	10,722	(384)	10,338
Recourse debt	4,939	—	4,939
Deferred income taxes-noncurrent	1,095	7	1,102
Pension liabilities and other post-retirement liabilities	864	—	864
Other long-term liabilities	3,067	326	3,393
Long-term liabilities of held for sale and discontinued businesses	431	—	431
Total long-term liabilities	21,118	(51)	21,067
Minority Interest (including discontinued businesses of $148)	3,270	(162)	3,108
Commitments and Contingent Liabilities (Note 8)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 667,010,861 shares issued and outstanding at March 31, 2007)	7	—	7
Additional paid-in capital	6,688	—	6,688
Accumulated deficit	(1,533)	(78)	(1,611)
Accumulated other comprehensive loss	(2,617)	(1)	(2,618)
Total stockholders’ equity	2,545	(79)	2,466
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$31,955	$92	$32,047

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

3.   LONG-TERM DEBT

Non-Recourse Debt

Debt Defaults

Subsidiary non-recourse debt in default, classified as current debt in the accompanying condensed consolidated balance sheet, as of March 31, 2007 is as follows:

	Primary Nature	March 31, 2007
Subsidiary	of Default	Default	Net Assets
		(in millions)
Eden/Edes	Payment	$87	$(74)
Hefei	Payment	4	22
TEG/TEP	Covenant	417	184
Kelanitissa(1)	Covenant	61	38
Tisza II	Material adverse change	93	145
Total		$662

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

The following table presents a reconciliation (in millions, except per share amounts) of the numerators and denominators of the basic and diluted earnings per share computation. In the table below, income represents the numerator and shares represent the denominator:

	Three Months Ended March 31,
	2007			2006
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(Restated)		(Restated)	(Restated)		(Restated)
BASIC EARNINGS PER SHARE
Income from continuing operations	$112	666	$0.17	$324	657	$0.49
EFFECT OF DILUTIVE SECURITIES
Convertible securities	—	—	—	7	19	(0.01)
Stock options and warrants	—	9	—	—	10	—
Restrictive stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$112	677	$0.17	$331	688	$0.48

There were approximately 4,311,597 and 9,193,698 options outstanding at March 31, 2007 and 2006, respectively, that could potentially dilute basic earnings per share in the future. Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related period. In addition, all convertible debentures were omitted from the March 31, 2007 diluted earnings per share computation, because they were anti-dilutive. For the three months ended March 31, 2006, one convertible debenture was omitted from the calculation because it was anti-dilutive.

5.   OTHER INCOME (EXPENSE)

The components of other income are summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(Restated)
	(in millions)
Legal/dispute settlement	$17	$—
Gain on sale of assets	4	—
Gain on extinguishment of liabilities	2	14
Other	14	5
Total other income	$37	$19

The components of other expense are summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Legal/dispute settlement	$(22)	$—
Loss on sale and disposal of assets	(5)	(6)
Loss on extinguishment of liabilities	(3)	(61)
Other	(11)	(11)
Total other expense	$(41)	$(78)

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

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the India courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has not indicated whether it will attempt to challenge the award. Proceedings remain pending before the India Supreme Court regarding Gridco’s failure to pay its share of the presiding arbitrator’s fees and Gridco’s objection to having a hearing outside of Bhubaneswar. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

9.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(Restated)	(Restated)
	(in millions)
Net (Loss) Income	$(462)	$342
Change in fair value of available for sale securities (net of income tax expense of $2 and $—, respectively)	3	—
Foreign currency translation adjustment:
Foreign currency translation adjustments (net of income tax expense of $21 and $11, respectively)	20	52
Derivative activity:
Reclassification to earnings (net of income tax benefit (expense) of $9 and $(1), respectively)	(13)	5
Change in derivative fair value (net of income tax benefit (expense) of $33 and $(40), respectively)	(28)	80
Change in fair value of derivatives	(41)	85
Comprehensive (loss) income	$(480)	$479

Accumulated other comprehensive loss is as follows at March 31, 2007 (in millions):

Accumulated other comprehensive loss December 31, 2006	$(2,600)
Change in fair value of available for sale securities	3
Change in foreign currency translation adjustments	20
Change in fair value of derivatives	(41)
Accumulated other comprehensive loss March 31, 2007	$(2,618)

10.   SEGMENTS

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

Information about the Company’s operations by segment for the three months ended March 31, 2007 and 2006, respectively, is as follows:

	Total Revenue		Intersegment		External Revenue
Three Months Ended March 31,	2007	2006	2007	2006	2007	2006
	(Restated)	(Restated)			(Restated)	(Restated)
	(in millions)
Latin America Generation	$738	$600	$(205)	$(195)	$533	$405
Latin America Utilities	1,177	1,104	—	—	1,177	1,104
North America Generation	510	495	—	—	510	495
North America Utilities	263	255	—	—	263	255
Europe & Africa Generation	252	208	—	—	252	208
Europe & Africa Utilities	166	152	—	—	166	152
Asia Generation	200	180	—	—	200	180
Corporate/Other & eliminations	(197)	(188)	205	195	8	7
Total Revenue	$3,109	$2,806	$—	$—	$3,109	$2,806

	Total Gross Margin		Intersegment		External Gross Margin
Three Months Ended March 31,	2007	2006	2007	2006	2007	2006
	(Restated)	(Restated)			(Restated)	(Restated)
	(in millions)
Latin America Generation	$250	$259 259	$(200)	$(191)	$50	$68
Latin America Utilities	210	229	207	197	417	426
North America Generation	154	176	4	4	158	180
North America Utilities	81	64	1	—	82	64
Europe & Africa Generation	90	80	1	1	91	81
Europe & Africa Utilities	17	36	—	—	17	36
Asia Generation	46	49	1	1	47	50
Corporate/Other & eliminations	8	12	(14)	(12)	(6)	—
Total Gross Margin	$856	$905	$—	$—	$856	$905

For consolidated subsidiaries, the Company uses gross margin as a measure of profit or loss for the Company’s reportable segments. Gross margin equals revenues less cost of sales on the condensed consolidated statement of operations for each period presented.

Information about the Company’s assets by segment as of March 31, 2007 and December 31, 2006, respectively, is as follows:

	Total Assets
	March 31, 2007	December 31, 2006
	(Restated)
	(in millions)
Latin America Generation	$7,055	$6,904
Latin America Utilities	7,680	7,260
North America Generation	5,982	5,276
North America Utilities	2,809	2,807
Europe & Africa Generation.	2,399	2,292
Europe & Africa Utilities	932	807
Asia Generation	2,282	2,184
Discontinued Businesses	1,822	2,529
Corporate	1,086	1,142
Total Assets	$32,047	$31,201

11.   BENEFIT PLANS

Total pension cost for the three months ended March 31, 2007 and 2006 includes the following components:

	Three Months Ended March 31,
	2007		2006
	U.S.	Foreign(1)	U.S.	Foreign(1)
	(in millions)
Service cost	$2	$2	$2	$2
Interest cost	7	93	7	88
Expected return on plan assets .	(8)	(77)	(7)	(63)
Amortization of initial net asset	—	(2)	—	(2)
Amortization of prior service cost	1	—	1	—
Amortization of net loss	1	1	1	1
Total pension cost	$3	$17	$4	$26

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

12.   INCOME TAXES

The Company’s effective combined state, federal and foreign income tax rates for the three months ended March 31, 2007 and 2006 were 42% and 32%, respectively. The increase in the 2007 tax rate primarily was the result of $17 million income tax expense due to a tax law change in China, a $16 million income tax expense for an other-than-temporary impairment in the Company’s investment in AgCert, offset by a $20 million tax benefit recorded upon the release of valuation allowance at one of our subsidiaries in Argentina. In addition, the 2006 effective tax rate was favorably impacted by a gain on the sale of Kingston in the first quarter which was not taxable.

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

Uncertain tax positions have been classified as non-current income tax liabilities unless expected to be paid in one year. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the provision for income taxes in the condensed consolidated statements of earnings. As of January 1, 2007, the total amount of gross accrued income tax-related interest and penalties included in the condensed consolidated statement of financial position was $13 and $4 million respectively.

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

As of January 1, 2007, the total amount of unrecognized tax benefits was $553 million, of which $408 million would benefit the effective tax rate, if recognized. The total amount of unrecognized tax benefits anticipated to result in a net decrease of unrecognized tax benefits within 12 months of January 1, 2007, for all open tax years, is currently estimated to be between $4 and $10 million. The net estimated decrease is primarily due to anticipated audit closures and lapses in statutes of limitations.

The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years.  The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty.  It is possible that the ultimate outcome of current or future examinations may exceed current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of March 31, 2007. Our effective tax rate and net income in any given future period could therefore be materially impacted.

13.   SUBSEQUENT EVENTS

Since the Company’s filing of its 10-Q for the first quarter of 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan has continued to prosecute antimonopoly claims against two hydro plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, “Hydros”), and an AES trading company, Nurenergoservice LLP.  In addition, subsequent to the filing of the 10-Q, the Competition Committee has asserted antimonopoly claims against another AES company, AES Ust-Kamengorskaya TET LLP (“UKT”).

In February 2007, the Competition Committee initiated administrative proceedings against the Hydros for allegedly using Nurenergoservice to increase power prices for consumers in alleged violation of Kazakhstan’s antimonopoly laws.  The Competition Committee issued orders directing the Hydros to pay approximately 2.7 billion KZT (US$22 million) for alleged antimonopoly violations in 2005 through January 2007.  Those orders were upheld by the local court of first instance but later vacated by the first panel of the court of appeals for inadequate investigation.  The Competition Committee subsequently conducted an investigation of the Hydros’ alleged antimonopoly violations and, in August 2007, ordered the Hydros to pay 2.6 billion KZT (US$21 million) for alleged antimonopoly violations in 2005 through January 2007, and to terminate their contracts with Nurenergoservice.  The Hydros have administratively appealed the August 2007 orders.  If the Hydros do not prevail on administrative appeal and lose in any proceedings before the local court of first instance and the first panel of the court of appeals, the Hydros will have to pay the full amount of antimonopoly damages and/or fines established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against them.

Also, in June 2007, the Competition Committee ordered AES Ust-Kamengorskaya TET LLP (“UKT”) to pay approximately 925 million KZT (US$7 million) in damages and fines to the state for alleged antimonopoly violations in 2005 through January 2007, and to pay damages to certain consumers that allegedly have been charged unreasonable power prices since January 2007.  The Competition Committee does not quantify the damages allegedly owed to those consumers, but UKT estimates that such damages might equal or exceed approximately 235 million KZT (US$2 million).  In August 2007, UKT filed an administrative appeal of the Competition Committee’s order but did not prevail.  UKT subsequently filed an appeal to the local court of first instance.  On August 27, 2007, the local court will hear the merits of UKT’s appeal.  If UKT does not prevail in the local court of first instance and in any proceedings before the first panel of the court of appeals, UKT will have to pay the full amount of antimonopoly damages and/or fines established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.

Furthermore, in July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 17.8 billion KZT (US$147 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007.  That order supersedes the Competition Committee order against Nurenergoservice that is disclosed in the Company’s 10-Q for the first quarter of 2007.  Nurenergoservice has filed an administrative appeal of the July 2007 order.  In addition, in August 2007, the Competition Committee ordered Nurenergoservice to pay a 1.8 billion KZT (US$15 million) fine for alleged antimonopoly violations in 2005 through the first quarter of 2007.  Nurenergoservice intends to administratively appeal the August 2007 order.  If Nurenergoservice does not prevail on administrative appeal and loses in any proceedings before the local court of first instance and the first panel of the court of appeals, Nurenergoservice will have to pay the full amount of antimonopoly damages and/or fines established in those court proceedings in order to be able to pursue further appeals of the antimonopoly claims asserted against it.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q/A, the terms “AES,” “the Company,” “us,” or “we” refer to The AES Corporation and all of its subsidiaries and affiliates, collectively. The term “The AES Corporation” refers only to the parent, publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates.

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

The interim financial statements filed on this Form 10-Q/A and the discussions contained herein should be read in conjunction with our 2006 Form 10-K/A, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2006.

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

The Company believes that success with its business development activities will be the single most important factor in its financial success in terms of value creation and it is directing increasing resources in support of business development globally. The Company also believes that high oil prices, increasing regulation of greenhouse gases, faster than expected global economic growth and a weak dollar present opportunities for value creation, based on the Company’s current business portfolio and business strategies. Slower global economic growth, which will impact demand growth for utilities and some generation businesses, is the most significant downside scenarios affecting value creation. Other important scenarios that could impair future value include low oil prices and a strong dollar.

The accompanying management’s discussion and analysis of financial condition and results of operations set forth in this Item 2 is restated to reflect the correction of errors that were contained in the Company’s condensed consolidated financial statements and other financial information for the quarters ended March 31, 2007 and 2006, as discussed in Note 1 of the condensed consolidated financial statements.

In addition, the prior period financial statements have been restated to reflect the change in the Company’s segments as discussed in Note 10 of the condensed consolidated financial statements. The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our restated condensed consolidated financial statements and the related notes.

Restatement of Consolidated Financial Statements

The Company restated its consolidated financial statements for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 in its 2006 Form 10-K/A filed with the SEC on August 7, 2007. The adjustments presented in the restatement are the result of the identification of certain financial statement errors relating to these years which, had they been corrected on a cumulative basis in the 2006 consolidated financial statements, would have materially misstated the results for the year ended December 31, 2006. As a result of these errors, the Company also restated its results of operations for the three month period ended March 31, 2006 on its Form 10-Q for the three months ended March 31, 2007 filed with the SEC on June 21, 2007. Subsequent to the date of that filing, certain other errors were noted related to both the three months ended March 31, 2007 and 2006, the corrections of which are reflected in this Form 10-Q/A.

May 2007 Restatement of Consolidated Financial Statements

In connection with the filing of our Form 10-Q on June 21, 2007, the results of operations for the three months ended March 31, 2006 were restated to reflect the correction of certain errors identified in our Form 10-K filed on May 23, 2007. The Company identified errors related to accounting for certain items in our Brazil and La Electricidad de Caracas (“EDC”) subsidiaries, derivative instruments, income taxes and share-based compensation.

The condensed consolidated financial statements for the interim period ended March 31, 2006 were restated and resulted in a decrease to previously reported income from continuing operations and net income of $2 million and $3 million, respectively.

The restatement adjustments included several key categories as described below:

Brazil Adjustments

Prior year errors related to certain subsidiaries in Brazil included adjustments of the U.S. GAAP fixed asset basis and related depreciation at Eletropaulo and other errors identified through account reconciliation or review procedures.

The cumulative impact of correcting errors related to our Brazil subsidiaries on net income was a decrease of $4 million for the quarter ended March 31, 2006.

La Electricidad de Caracas (“EDC”)

Prior year errors related to the Company’s former Venezuelan subsidiary, EDC, included adjustments of errors identified through account reconciliation or review procedures.

The cumulative impact of correcting errors related to EDC on net income was an increase of $1 million for the quarter ended March 31, 2006.

Capitalization of Certain Costs

Certain errors were discovered with fixed asset balances at several of the Company’s facilities related to capitalization of development costs, overhead and capitalized interest. The impact of correcting errors related to capitalization on net income was a decrease of $5 million for the quarter ended March 31, 2006.

Derivatives

Certain errors were identified resulting from the detailed review of certain prior year contracts and included the evaluation of hedge effectiveness; and the identification and evaluation of derivatives.

The impact of correcting all derivative errors on net income was an increase of $3 million for the quarter ended March 31, 2006.

Income Tax Adjustments

Income tax adjustments related to the correction of income tax expense for certain state deferred tax assets and other miscellaneous items.

The net impact of individual income tax errors resulted in an increase to income tax expense of $2 million for the quarter ended March 31, 2006.

Other Adjustments

As a result of work performed in the course of our year end closing process, certain other errors were identified which increased net income by $6 million for the quarter ended March 31, 2006.

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

For further discussion of other aspects of the Company’s restatement of its financial statements, see Part I—Restatement of Consolidated Financial Statements in the Company’s May 23, 2007 2006 Annual Report on Form 10-K.

Selected Operations and Comprehensive Income Data

The following table sets forth the previously reported and restated amounts of selected items within the condensed consolidated statement of operations.

Selected Operations and Comprehensive Income Data:

	March 31, 2006
	As Previously Reported	10-Q as filed June 21, 2007
	(in millions, except per share data)
Interest expense	$422	$418
Foreign currency transaction losses on net monetary position	$22	$23
Income tax expense	$183	$186
Minority interest expense	$84	$81
Income from continuing operations	$332	$330
Net income	$351	$348
Foreign currency translation adjustment	$68	$52
Unrealized derivative losses	$91	$85
Comprehensive income	$510	$485
BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.50	$0.50
Discontinued operations	0.03	0.03
BASIC EARNINGS PER SHARE:	$0.53	$0.53
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.49	$0.49
Discontinued operations	0.03	0.03
DILUTED EARNINGS PER SHARE:	$0.52	$0.52

August 2007 Restatement of Consolidated Financial Statements

The tables to follow detail the impact of the restatement adjustments on the Company’s financial statements.

Condensed Consolidated Statement of Operations

Revenue—Primarily related to the determination that certain power sales agreements at our AES Pakistan subsidiaries contained leases resulting in a decrease to revenue when accounted for on a straight-line basis of approximately $12 million and $11 million for the three months ended March 31, 2007 and 2006, respectively.

Minority Interest—Net impact of revenue adjustments resulted in a decrease of minority interest of approximately $5 million and $7 million for the three months ended March 31, 2007 and 2006, respectively.

Condensed Consolidated Balance Sheet

Other Current Assets—Increase of approximately $41 million related to the FIN 48 reclass adjustment.

Deferred Income Taxes, noncurrent—Increase of approximately $13 million related to the FIN 48 reclass adjustment.

Other Noncurrent Assets—Increase of approximately $29 million related to the AES Southland Lease adjustment.

Non-recourse debt—Increase of $384 million in non-recourse debt-current portion to reflect the default at TEG/TEP subsidiaries, offset by a decrease of $384 million in non-recourse debt noncurrent.

Other Long-Term Liabilities—Increase of $326 million primarily related to increase in the regulatory liability (“Special Obligation”) in Brazil of $141 million; an increase in the FIN 48 liability of $66 million; and an increase in deferred income of $108 million.

The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	As Filed June 21, 2007	Restatement Adjustments	2007 1Q Form 10-Q/A
Revenues:
Regulated	$1,606	$—	$1,606
Non-Regulated	1,515	(12)	1,503
Total revenues	3,121	(12)	3,109
Cost of Sales:
Regulated	(1,090)	—	(1,090)
Non-Regulated	(1,163)	—	(1,163)
Total cost of sales	(2,253)	—	(2,253)
Gross margin	868	(12)	856
General and administrative expenses	(85)	2	(83)
Interest expense	(422)	—	(422)
Interest income	100	—	100
Other expense	(41)	—	(41)
Other income	39	(2)	37
Gain (loss) on sale of investments	1	—	1
Foreign currency transaction losses on net monetary position	—	—	—
Equity in earnings of affiliates	20	—	20
Other non-operating expense	(39)	—	(39)
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	441	(12)	429
Income tax expense	(181)	—	(181)
Minority interest expense	(141)	5	(136)
INCOME FROM CONTINUING OPERATIONS	119	(7)	112
Income (loss) from operations of discontinued businesses net of income tax	62	—	62
(Loss) gain from disposal of discontinued businesses net of income tax	(636)	—	(636)
NET LOSS	$(455)	$(7)	$(462)
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.18	$(0.01)	$0.17
Discontinued Operations	(0.86)	—	(0.86)
BASIC EARNINGS (LOSS) PER SHARE:	$(0.68)	$(0.01)	$(0.69)
DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	$0.18	$(0.01)	$0.17
Discontinued Operations	(0.85)	—	(0.85)
DILUTED EARNINGS (LOSS) PER SHARE	$(0.67)	$(0.01)	$(0.68)

The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the three months ended March 31, 2006

	Three Months Ended March 31, 2006
	As Filed June 21, 2007	Restatement Adjustments	2007 1Q Form 10-Q/A
Revenues:
Regulated	$1,511	$—	$1,511
Non-Regulated	1,306	(11)	1,295
Total revenues	2,817	(11)	2,806
Cost of Sales:
Regulated	(985)	—	(985)
Non-Regulated	(915)	(1)	(916)
Total cost of sales	(1,900)	(1)	(1,901)
Gross margin	917	(12)	905
General and administrative expenses	(57)	1	(56)
Interest expense	(418)	—	(418)
Interest income	114	—	114
Other expense	(78)	—	(78)
Other income	19	—	19
Gain (loss) on sale of investments	87	—	87
Foreign currency transaction losses on net monetary position	(23)	—	(23)
Equity in earnings of affiliates	36	(1)	35
Other non-operating expense	—	—	—
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	597	(12)	585
Income tax expense	(186)	(1)	(187)
Minority interest expense	(81)	7	(74)
INCOME FROM CONTINUING OPERATIONS	330	(6)	324
Income (loss) from operations of discontinued businesses net of income tax	18	—	18
Loss from impairment of discontinued businesses net of income tax	—	—	—
NET INCOME	$348	$(6)	$342
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.50	$(0.01)	$0.49
Discontinued Operations	0.03	—	0.03
BASIC EARNINGS (LOSS) PER SHARE:	$0.53	$(0.01)	$0.52
DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations	$0.49	$(0.01)	$0.48
Discontinued Operations	0.03	—	0.03
DILUTED EARNINGS (LOSS) PER SHARE	$0.52	$(0.01)	$0.51

The following table details the impact of the restatement on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2007:

	March 31, 2007
	As Filed	Aug-07	2007 1Q
	June 21, 2007	Restatement	Form 10-Q/A
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,448	$—	$1,448
Restricted cash	496	—	496
Short-term investments	854	—	854
Accounts receivable, net of reserves of $239	1,860	—	1,860
Inventory	496	—	496
Receivable from affiliates	82	—	82
Deferred income taxes—current	228	—	228
Prepaid expenses	149	—	149
Other current assets	877	41	918
Current assets of held for sale and discontinued businesses	344	—	344
Total current assets	6,834	41	6,875
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	952	—	952
Electric generation and distribution assets	22,822	—	22,822
Accumulated depreciation	(6,815)	—	(6,815)
Construction in progress	1,256	—	1,256
Property, plant and equipment, net	18,215	—	18,215
Other assets:
Deferred financing costs, net of accumulated amortization of $193	271	—	271
Investments in and advances to affiliates	608	—	608
Debt service reserves and other deposits	520	—	520
Goodwill, net	1,429	—	1,429
Other intangible assets, net of accumulated amortization of $185	320	—	320
Deferred income taxes—noncurrent	654	13	667
Other assets	1,635	29	1,664
Noncurrent assets of held for sale and discontinued businesses	1,469	9	1,478
Total other assets	6,906	51	6,957
TOTAL ASSETS	$31,955	$92	$32,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$897	$—	$897
Accrued interest	422	—	422
Accrued and other liabilities	2,137	(9)	2,128
Non-recourse debt-current portion	1,310	384	1,694
Current liabilities of held for sale and discontinued businesses	256	9	265
Total current liabilities	5,022	384	5,406
LONG-TERM LIABILITIES
Non-recourse debt	10,722	(384)	10,338
Recourse debt	4,939	—	4,939
Deferred income taxes-noncurrent	1,095	7	1,102
Pension liabilities and other post-retirement liabilities	864	—	864
Other long-term liabilities	3,067	326	3,393
Long-term liabilities of held for sale and discontinued businesses	431	—	431
Total long-term liabilities	21,118	(51)	21,067
Minority Interest (including discontinued businesses of $148)	3,270	(162)	3,108
Commitments and Contingent Liabilities (Note 8)
STOCKHOLDERS’ EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 667,010,861 shares issued and outstanding at March 31, 2007)	7	—	7
Additional paid-in capital	6,688	—	6,688
Accumulated deficit	(1,533)	(78)	(1,611)
Accumulated other comprehensive loss	(2,617)	(1)	(2,618)
Total stockholders’ equity	2,545	(79)	2,466
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$31,955	$92	$32,047

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

First Quarter Operating Highlights

The following table provides operating highlights for the first quarter of 2007 relative to the first quarter of 2006 (in millions, except per share data).

	Three Months Ended
	March 31,
	2007	2006	% Change
Revenue (restated)	$3,109	$2,806	11%
Gross margin (restated)	$856	$905	-5%
Net cash provided by operating activities	$581	$509	14%
Diluted earnings per share from continuing operations (restated)	$0.17	$0.48	-65%

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

•       Diluted earnings per share from continuing operations fell $0.31 due primarily the $87 million gain of the sale of Kingston recognized in 2006, the $35 million dollar impairment of the AgCert investment recognized in 2007, lower emission allowance sales in 2007 and the $22 million charge related to a court ruling at our subsidiary in Kazahkstan.

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

Results of Operations

	Three Months Ended March 31,
	2007	2006	$ change	% change
	(Restated)(1)	(Restated) (1)
	(in millions, except per share amounts)
RESULTS OF OPERATIONS
Revenue:
Latin America Generation	$738	$600	$138	23%
Latin America Utilities	1,177	1,104	73	7%
North America Generation	510	495	15	3%
North America Utilities	263	255	8	3%
Europe & Africa Generation	252	208	44	21%
Europe & Africa Utilities	166	152	14	9%
Asia Generation	200	180	20	11%
Corporate and Other(2)	(197)	(188)	(9)	-5%
Total Revenue	$3,109	$2,806	$303	11%
Gross Margin:
Latin America Generation	$250	$259	$(9)	-3%
Latin America Utilities	210	229	(19)	-8%
North America Generation	154	176	(22)	-13%
North America Utilities	81	64	17	27%
Europe & Africa Generation	90	80	10	13%
Europe & Africa Utilities	17	36	(19)	-53%
Asia Generation	46	49	(3)	-6%
Total Corporate and Other(3)	(75)	(44)	(31)	-70%
Interest expense	(422)	(418)	(4)	-1%
Interest income	100	114	(14)	-12%
Other expense	(41)	(78)	37	47%
Other income	37	19	18	95%
Gain on sale of investments	1	87	(86)	-99%
Foreign currency transaction losses on net monetary position	—	(23)	23	100%
Equity in earnings of affiliates	20	35	(15)	-43%
Other non-operating expense	(39)	—	(39)	-100%
Income tax expense	(181)	(187)	6	3%
Minority interest expense	(136)	(74)	(62)	-84%
Income from continuing operations	112	324	(212)	-65%
Income from operations of discontinued businesses	62	18	44	244%
Loss from disposal of discontinued businesses	(636)	—	(636)	-100%
Net (loss) income	$(462)	$342	$(804)	-235%
PER SHARE DATA:
Basic income per share from continuing operations	$0.17	$0.49	$(0.32)	-65%
Diluted income per share from continuing operations	$0.17	$0.48	$(0.31)	-65%

(1)          See Note 1 related to the restated condensed consolidated financial statements

(2)          Corporate and Other includes revenues from Alternative Energy and inter-segment eliminations of revenues related to transfers of electricity from Tiete (Generation) to Eletropaulo (Utility).

(3)          Total Corporate and Other expenses include corporate general and administrative expenses as well as certain intersegment eliminations, primarily corporate charges for management fees and self insurance premiums.

Overview

Revenue

Revenues increased $303 million, or 11%, to $3.1 billion for the three months ended March 31, 2007, from $2.8 billion for the three months ended March 31, 2006. Excluding the estimated impacts of foreign currency translation, revenues would have increased approximately 9% for the three months ended March 31, 2007, from the three months ended March 31, 2006. The increase in revenues, after adjusting for favorable foreign exchange rates, was primarily due to higher rates and volume in the generation businesses in Latin America, Europe & Africa and Asia and the acquisition of two new businesses, (TEG/TEP and Itabo). These gains were partially offset by lower emissions sales.

Gross Margin

Gross margin decreased $49 million, or 5%, to $856 million for the three months ended March 31, 2007, from $905 million for the three months ended March 31, 2006. This decrease was primarily due to lower emission sales, 2006 prior year cost recoveries at Eletropaulo in Brazil, higher fixed costs at Uruguaiana in Brazil and Gener in Chile, offset partially by favorable foreign exchange and higher volume in Latin America Generation and at IPL in Indiana. Gross margin as a percentage of revenue decreased to 28% in the three months ended March 31, 2007, versus 32% in the three months ended March 31, 2006 primarily due to higher pass through revenue, lower emission sales, and higher fixed costs.

Segment Analysis

Latin America

The following table summarizes revenue for our Generation and Utilities segments in Latin America for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
Latin America	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Revenue
Latin America Generation	$738	24%	$600	21%
Latin America Utilities	$1,177	38%	$1,104	39%

Generation revenue increased $138 million, or 23%, primarily due to higher contract and spot prices at Gener in Chile, the acquisition of the controlling shares of Itabo (which resulted in full consolidation beginning in June 2006) and higher spot pricing and sales at Alicura and Parana in Argentina.

Utilities revenue increased $73 million, or 7%, primarily as the result of favorable foreign currency translation in Brazil and higher tariff rates at Eletropaulo and Sul in Brazil and Caess-EEO in El Salvador, partially offset by a prior year benefit for tariff recoveries in 2006 related to 2005 costs at Eletropaulo in Brazil.

The following table summarizes gross margin for the Generation and Utilities segments in Latin America for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
Latin America	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Gross Margin
Latin America Generation	$250	29%	$259	29%
Latin America Utilities	$210	25%	$229	25%

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

North America

The following table summarizes revenue for our Generation and Utilities segments in North America for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
North America	Revenue	% of Total Revenue	Revenue	% of Total Revenue
			(Restated)
Revenue
North America Generation	$510	16%	$495	18%
North America Utilities	$263	8%	$255	9%

Generation revenue increased $15 million, or 3%, primarily due to the acquisition of TEG/TEP in Mexico, higher spot pricing at New York, and 2006 outages in Maryland and Hawaii. These gains were mostly offset by lower emission sales in New York and outages at Merida in Mexico and Deepwater in Texas.

Utilities revenue increased $8 million, or 3%, primarily due to higher volume at IPL in Indiana resulting from a 15% increase in heating degree days partially offset by lower emission sales.

The following table summarizes gross margin for the Generation and Utilities segments in North America for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
North America	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
			(Restated)
Gross Margin
North America Generation	$154	18%	$176	19%
North America Utilities	$81	9%	$64	7%

Generation gross margin decreased $22 million, or 13%, primarily due to lower emission sales at New York.

Utilities gross margin increased $17 million, or 27%, due to higher volume and lower maintenance costs associated with generating unit overhauls in 2006 at IPL in Indiana.

Europe & Africa

The following table summarizes revenue for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
Europe & Africa	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Revenue
Europe & Africa Generation	$252	8%	$208	7%
Europe & Africa Utilities	$166	5%	$152	5%

Generation revenue increased $44 million, or 21%, primarily due to higher volume and a tariff increase in Kazakhstan, favorable foreign currency translation and higher volume and contract pricing at Tisza in Hungary. These gains were offset slightly by a decrease in emission sales.

Utilities revenue increased $14 million, or 9%, due to higher tariff rates in the Ukraine and favorable foreign currency translation.

The following table summarizes gross margin for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
Europe & Africa	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Gross Margin
Europe & Africa Generation	$90	11%	$80	9%
Europe & Africa Utilities	$17	2%	$36	4%

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

Asia

The following table summarizes revenue for the Generation segment in Asia for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
Asia	Revenue	% of Total Revenue	Revenue	% of Total Revenue
	(Restated)		(Restated)
Revenue
Asia Generation	$200	6%	$180	6%

Generation revenue increased $20 million, or 11%, primarily due to higher dispatch in Pakistan and a 2006 outage at Ras Laffan in Qatar, offset partially by lower volume at Kelantissa in Sri Lanka.

The following table summarizes gross margin for the Generation segment in Asia for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2007		2006
Asia	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
	(Restated)		(Restated)
Gross Margin
Asia Generation	$46	5%	$49	5%

Generation gross margin decreased $3 million, or 6%, primarily due to lower volume in Sri Lanka and higher planned maintenance costs at Barka in Oman in 2007, offset by the 2006 Ras Laffan outage.

Corporate and other expense

Corporate and other expense include corporate personnel, consulting, incentive compensation costs, the effects of eliminating transactions between the operating segments and corporate, the results of our insurance activities with respect to continuing operations and unallocated general and administrative expenses.

Corporate and other expense increased $31 million, or 70%, primarily due to higher finance staffing, professional fees to complete the restatement efforts, business development spending to support new initiatives and infrastructure.

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

Other income

Other income increased $18 million to $37 million for the three months ended March 31, 2007 from $19 million for the three months ended March 31, 2006. The increase is primarily due to other income of $17 million related to a legal settlement during the first quarter of 2007 at one of our subsidiaries in Brazil.

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

Equity in earnings of affiliates

Equity in earnings of affiliates decreased $15 million, or 43%, to $20 million for the three months ended March 31, 2007 from $35 million for the three months ended March 31, 2006. The decrease was primarily due to the settlement of a legal claim in the first quarter of 2006 related to AES Barry, an equity method investee of AES.

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

Income taxes

Income tax expense decreased $6 million to $181 million for the three months ended March 31, 2007 from $187 million for the three months ended March 31, 2006. The Company’s effective tax rates were 42% and 32% for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate increased in part due to tax expense caused by a change in a tax law in China, an other than temporary impairment in the Company’s investment in AgCert, a non-deductible charge related to an adverse court ruling in Kazakhstan and the non-taxable sale of Kingston in the first quarter of 2006, offset by a tax benefit recorded upon the release of valuation allowance at one of our subsidiaries in Argentina.

Minority interest

Minority interest expense increased $62 million to $136 million for the three months ended March 31, 2007 from $74 million for the three months ended March 31, 2006. The increase is primarily due to a decrease in our economic ownership in Eletropaulo from 34% during the first quarter of 2006 to 16% during the first quarter of 2007 as well as increased earnings at Brasiliana Energia, a Brazilian subsidiary.

Discontinued operations

As discussed in Note 7 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q/A, the results of operations for three entities currently held for sale are reflected within the discontinued operations portion of the financial statements for 2007. All four entities are reflected within discontinued operations portion of the financial statements for 2006.

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

Critical Accounting Policies and Estimates

The consolidated financial statements of AES are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s 2006 Form 10-K/A. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis included in the Company’s 2006 Form 10-K/A. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended March 31, 2007. The Company did not make any changes to those policies during the period.

Capital Resources and Liquidity

Overview

We are a holding company whose operations are conducted through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to the Parent Company, and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At March 31, 2007, we had $4.9 billion of recourse debt and $12.0 billion of non-recourse debt outstanding. For more information on our long-term debt see Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.

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

Parent liquidity was as follows at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
Parent Company Liquidity	2007	2006
	(in millions)
Cash and cash equivalents	$1,448	$1,379
Less: Cash and cash equivalents at subsidiaries	1,394	1,142
Parent cash and cash equivalents	54	237
Borrowing available under revolving credit facility	691	662
Borrowing available under senior unsecured credit facility	113	227
Cash at qualified holding companies	20	20
Total parent liquidity	$878	$1,146

The following table summarizes our Parent Company contingent contractual obligations as of March 31, 2007:

Contingent Contractual obligations	Amount	Number of Agreements	Exposure Range for Each Agreement
	(in millions)
Guarantees	$701	35	<$1 – $197
Letters of credit under the revolving credit facility	59	9	<$1 – $27
Letters of credit under the senior unsecured credit facility	338	11	<$1 – $295
Surety bonds	1	1	< $1
Total	$1,099	56

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

While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and senior unsecured credit facility. If, due to new corporate opportunities or otherwise, our capital requirements exceed amounts available from cash on hand or borrowings under our credit facilities, we may need to access the capital markets to raise additional debt or equity financing. However, the timing of our ability to access the capital markets may be affected as a result of prior period restatements of our financial statements and the material weaknesses in our internal controls over financial reporting described below under Item 4.

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheet related to such defaults was $662 million at March 31, 2007, all of which is non-recourse debt.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in its exposure to market risks during the three months ended March 31, 2007, compared with the exposure set forth in the Company’s 2006 Form 10-K/A.

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

As reported in Item 9A of the Company’s 2006 Form 10-K/A filed on August 7, 2007, management reported that material weaknesses existed in our internal controls as of December 31, 2006 and is in the process of taking remedial steps to correct these weaknesses. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this 2007 Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

As of December 31, 2005, the Company confirmed the correct evaluation and documentation of certain material intercompany loans with the parent denominated in currencies other than the entity’s functional currency to ensure proper application of SFAS 52—Foreign Currency Translation and re-evaluated and documented the functional currencies of certain U.S. and non U.S. holding companies to ensure that proper SFAS 52 translations were being performed. During 2006, the Company implemented additional control procedures designed to ensure the appropriate documentation and evaluation of the determination of an entity’s functional currency on a periodic basis, particularly as it relates to holding companies that might have material intercompany transactions. As of December 31, 2006, the Company had implemented new controls and procedures. The completed steps of the remediation plan included the following:

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

In August 2001, the Grid Corporation of Orissa, India (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the India courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damages analysis has yet to be filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has not indicated whether it will attempt to challenge the award. Proceedings remain pending before the India Supreme Court regarding Gridco’s failure to pay its share of the presiding arbitrator’s fees and Gridco’s objection to having a hearing outside of Bhubaneswar. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2006 Form 10-K/A filed on August 7, 2007.

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

The AES Corporation
(Registrant)
Date: August 17, 2007	By:	/s/ Victoria D. Harker
		Name:	Victoria D. Harker
		Title:	Executive Vice President and
Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MARY WOOD
		Name:	Mary Wood
		Title:	Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)