Form 10-Q
period 2007-09-30
AES CORP
filed 2007-11-06
CIK 874761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19281

THE AES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54 1163725 (I.R.S. Employer Identification No.)
4300 Wilson Boulevard Arlington, Virginia (Address of principal executive offices)	22203 (Zip Code)

Registrant's telephone number, including area code: (703) 522-1315

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at November 1, 2007, was 669,257,313.

EXPLANATORY NOTE

        As previously disclosed in the Company's Form 8-K dated February 26, 2007 and 10-K/A dated August 7, 2007, the condensed consolidated financial statement presented in Item 1 and the accompanying management's discussion and analysis of financial condition and results of operations set forth in Item 2 are restated to reflect the correction of errors that were contained in the Company's condensed consolidated financial statements and other financial information for the three and nine months ended September 30, 2006. In addition, the prior period condensed consolidated financial statements have been restated to reflect the change in the Company's segments as discussed in Note 10 and discontinued operations as discussed in Note 7 of the condensed consolidated financial statements.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE AES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)(1)		(Restated)(1)
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Regulated	$1,742	$1,575	$5,056	$4,629
Non-Regulated	1,729	1,372	4,868	3,986

Total revenues	3,471	2,947	9,924	8,615

Cost of Sales:
Regulated	(1,153)	(1,067)	(3,360)	(3,044)
Non-Regulated	(1,478)	(1,054)	(3,980)	(2,973)

Total cost of sales	(2,631)	(2,121)	(7,340)	(6,017)

Gross margin	840	826	2,584	2,598

General and administrative expenses	(93)	(67)	(264)	(181)
Interest expense	(448)	(473)	(1,281)	(1,323)
Interest income	122	115	363	316
Other expense	(25)	(53)	(90)	(162)
Other income	25	31	324	74
Gain on sale of investments	—	9	10	98
Loss on sale of subsidiary stock	—	(536)	—	(536)
Asset impairment expense	(38)	—	(38)	(16)
Foreign currency transaction gain (loss) on net monetary position	2	(49)	(2)	(76)
Equity in earnings of affiliates	15	19	56	65
Other non-operating expense	—	—	(45)	—

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	400	(178)	1,617	857
Income tax expense	(146)	(5)	(601)	(280)
Minority interest expense	(163)	(185)	(534)	(428)

INCOME (LOSS) FROM CONTINUING OPERATIONS	91	(368)	482	149

Income from operations of discontinued businesses net of income tax expense of $— , $24, $23 and $63, respectively	—	34	71	79
Gain (loss) from disposal of discontinued businesses net of income tax expense of $—	12	7	(665)	(59)
Income from extraordinary item net of income tax expense of $—	—	—	—	21

NET INCOME (LOSS)	$103	$(327)	$(112)	$190

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.14	$(0.56)	$0.72	$0.23
Discontinued operations	0.01	0.06	(0.89)	0.03
Extraordinary item	—	—	—	0.03

BASIC EARNINGS (LOSS) PER SHARE	$0.15	$(0.50)	$(0.17)	$0.29

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.14	$(0.56)	$0.71	$0.22
Discontinued operations	0.01	0.06	(0.88)	0.03
Extraordinary item	—	—	—	0.03

DILUTED EARNINGS (LOSS) PER SHARE	$0.15	$(0.50)	$(0.17)	$0.28

(1)
See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,664	$1,379
Restricted cash	609	548
Short-term investments	994	640
Accounts receivable, net of reserves of $261 and $233, respectively	2,088	1,769
Inventory	511	471
Receivable from affiliates	31	76
Deferred income taxes—current	256	208
Prepaid expenses	158	109
Other current assets	1,309	927
Current assets of held for sale and discontinued businesses	—	438

Total current assets	7,620	6,565

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	1,032	928
Electric generation and distribution assets	24,891	21,835
Accumulated depreciation	(7,395)	(6,545)
Construction in progress	1,300	979

Property, plant and equipment, net	19,828	17,197

Other assets:
Deferred financing costs, net of accumulated amortization of $213 and $188, respectively	290	279
Investments in and advances to affiliates	709	595
Debt service reserves and other deposits	612	524
Goodwill, net	1,438	1,416
Other intangible assets, net of accumulated amortization of $216 and $171, respectively	333	298
Deferred income taxes—noncurrent	695	602
Other assets	1,825	1,634
Noncurrent assets of held for sale and discontinued businesses	—	2,091

Total other assets	5,902	7,439

TOTAL ASSETS	$33,350	$31,201

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$978	$795
Accrued interest	335	404
Accrued and other liabilities	2,603	2,131
Non-recourse debt-current portion	1,247	1,411
Recourse debt-current portion	415	—
Current liabilities of held for sale and discontinued businesses	—	288

Total current liabilities	5,578	5,029

LONG-TERM LIABILITIES
Non-recourse debt	11,058	9,834
Recourse debt	4,484	4,790
Deferred income taxes-noncurrent	1,181	803
Pension liabilities and other post-retirement liabilities	923	844
Other long-term liabilities	3,690	3,554
Long-term liabilities of held for sale and discontinued businesses	—	434

Total long-term liabilities	21,336	20,259

MINORITY INTEREST (including discontinued businesses of $— and $175, respectively)	3,237	2,948
COMMITMENT AND CONTINGENT LIABILITIES (see Note 8)
STOCKHOLDERS' EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 668,825,239 and 665,126,309 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	7	7
Additional paid-in capital	6,820	6,654
Accumulated deficit	(1,260)	(1,096)
Accumulated other comprehensive loss	(2,368)	(2,600)

Total stockholders' equity	3,199	2,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,350	$31,201

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006
		(Restated)(1)
	(in millions)
OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,848	$1,879

INVESTING ACTIVITIES:
Capital expenditures	(1,728)	(997)
Acquisitions—net of cash acquired	(316)	(13)
Proceeds from the sales of businesses	835	817
Proceeds from the sales of assets	10	10
Sales of short-term investments	1,663	1,161
Purchases of short-term investments	(1,811)	(1,463)
Increase in restricted cash	(105)	(57)
Purchases of emission allowances	(3)	(53)
Proceeds from the sales of emission allowances	10	75
Decrease (increase) in debt service reserves and other assets	63	(14)
Purchases of long-term available-for-sale securities	(23)	(52)
Repayment of affiliate loan	55	—
Other investing activities	15	12

Net cash used in investing activities	(1,335)	(574)

FINANCING ACTIVITIES:
(Repayments) borrowings under the revolving credit facilities, net	(82)	104
Issuance of non-recourse debt	1,169	1,437
Repayments of recourse debt	—	(150)
Repayments of non-recourse debt	(1,135)	(1,934)
Payments of deferred financing costs	(36)	(64)
Distributions to minority interests	(571)	(210)
Contributions from minority interests	370	117
Issuance of common stock	36	59
Financed capital expenditures	(27)	(47)
Other financing	2	(7)

Net cash used in financing activities	(274)	(695)
Effect of exchange rate changes on cash	46	13

Total increase in cash and cash equivalents	285	623
Cash and cash equivalents, beginning	1,379	1,176

Cash and cash equivalents, ending	$1,664	$1,799

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,257	$1,192
Cash payments for income taxes, net of refunds	$460	$360
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired in acquisition	$447	$—
Non-recourse debt assumed in acquisitions	$647	$—
Liabilities extinguished due to sale of assets	$134	$30
Liabilities assumed in acquisition	$39	$—

(1)
See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended September 30, 2007 and 2006

1. FINANCIAL STATEMENT PRESENTATION

        As previously disclosed in the Form 8-K of The AES Corporation ("the Company") dated February 26, 2007 and Form 10-K/A dated August 7, 2007, the condensed consolidated financial statements presented in Item 1 and the accompanying management's discussion and analysis of financial condition and results of operations set forth in Item 2 of this Form 10-Q are restated to reflect the correction of errors that were contained in the Company's condensed consolidated financial statements and other financial information for the three and nine months ended September 30, 2006. In addition, the prior period condensed consolidated financial statements have been restated to reflect the change in the Company's segments as discussed in Note 10 and discontinued operations as discussed in Note 7 of these condensed consolidated financial statements.

  Consolidation

        In this Quarterly Report the terms "AES", "the Company", "us" or "we" refer to the consolidated entity including its subsidiaries and affiliates. The term "The AES Corporation" or "the Parent" refers only to the publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, variable interest entities in which the Company has an interest have been consolidated where the Company is identified as the primary beneficiary. Investments in which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

  Interim Financial Presentation

        The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the restated 2006 audited consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2006, as filed with the SEC on August 7, 2007.

  New Accounting Standards

  SFAS 157: Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurement, ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

        Over 40 current accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to the issuance of SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. The standard also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

        Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

        SFAS 157 will apply to our interim and annual financial statements for periods beginning after January 1, 2008. We are currently evaluating the effect of this new standard on our consolidated financial statements.

  SFAS 159: The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115

        In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 ("SFAS 159"), which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008. We are currently evaluating the effect of SFAS 159 on our consolidated financial statements and whether we intend to adopt fair value measurements for any eligible assets or liabilities.

  FIN 48: Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

        As discussed in Note 12, in June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48') which applied to our financial statements beginning January 1, 2007. The Company adopted FIN 48 on January 1, 2007 and recorded the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. FIN 48 applies to all tax positions accounted for in accordance with FASB Statement No. 109. The cumulative effect of the adoption resulted in an increase to beginning accumulated deficit of $53 million.

  Other

        The Company previously disclosed that we were evaluating the impact of the following standards: EITF 06-6: Application of Issue No. 05-7 Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments; EITF 06-7: Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133; and EITF 06-11: Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. We have assessed and determined that these standards will not have a material impact on our consolidated financial statements.

  Restatement of Consolidated Financial Statements

        The Company restated its consolidated financial statements as of and for the years ended December 31, 2004, 2005, and 2006, in its 2006 Form 10-K/A filed with the SEC on August 7, 2007. The adjustments presented in the restatement were the result of the identification of certain financial statement errors relating to these years, which had they been corrected on a cumulative basis in the 2006 consolidated financial statements, would have materially misstated the results of operations in 2006 and prior periods.

        The Company also restated the previously issued condensed consolidated financial statements for the three months ended March 31, 2006 and 2007 in its 10-Q/A filed with the SEC on August 17, 2007 and for the three and six months ended June 30, 2006 in its Form 10-Q filed with the SEC on August 9, 2007. The errors that were identified related to accounting for derivative instruments, leases, income taxes, share-based compensation and certain items in our Brazil and La Electricidad de Caracas ("EDC") subsidiaries. The condensed consolidated financial statements have been restated in this Form 10-Q to reflect the impact of correcting these errors for the three and nine months ended September 30, 2006 and resulted in an increase to net income of $13 million and $10 million, respectively. The impact of the restatement resulted in a decrease of previously reported net income of $57 million for the full year ended December 31, 2006.

Significant adjustments included:

        Revenue—The determination that modifications of power sales agreements contained leases in our AES Pakistan and Southland subsidiaries and the correction of unbilled revenues in Venezuela decreased revenue by approximately $28 million and $55 million for the three and nine months ended September 30, 2006, respectively.

        Cost of Sales—Cost of Sales increased by $70 million and $48 million for the three and nine months ended September 30, 2006, respectively. Approximately $56 million and $43 million, respectively, was the result of the adjustment to the U.S. GAAP fixed asset basis and related depreciation at Eletropaulo that was allocated back to prior periods as part of the May 2007 restatement for the three and nine months ended September 30, 2006, respectively.

        Other expense—Other expense decreased $29 million for the three months ended September 30, 2006, due to the adjustments to the recorded gain or loss of assets as a result of the correction of the fixed asset basis and related depreciation at Eletropaulo, the deconsolidation of the Cartagena business, and the write-off of impaired trolley bus lines in Brazil. The decrease for the nine months ended

September 30, 2006 of $51 million also includes a $28 million correction to the impairment of the Totem investment and the impact of the deconsolidation of the Cartagena business.

        Foreign currency losses—The decrease of $11 million for the three months ended September 30, 2006 is primarily due to a $10 million correction of foreign currency transaction expense related to income tax expense at our EDC subsidiary in Venezuela. For the nine months ended September 30, 2006, the $10 million adjustment was offset by other corrections approximating $2 million.

        Equity in Earnings of Affiliates—The deconsolidation of the Cartagena business, due to application of FASB Interpretation No. 46R, Variable Interest Entities (FIN 46R), was the primary driver of the decrease in earnings. The application of FIN 46R reduced earnings of equity affiliates by approximately $9 million and $22 million for the three and nine months ended September 30, 2006, respectively.

        Income Tax Expense—The correction to the timing of a $20 million adjustment to income tax expense and the tax effect of other adjustments decreased income tax expense by $47 million and $37 million for the three and nine months ended September 30, 2006, respectively.

        Minority Interest Expense—Minority interest expense decreased $22 million and $25 million for the three and nine months ended September 30, 2006, respectively, primarily due to the minority interest impact of the revenue adjustments related to leases at our Pakistan subsidiaries and the minority interest impact of the correction for the decrease of the U.S. GAAP fixed asset basis and related depreciation at Eletropaulo as discussed above.

        The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the three months ended September 30, 2006:

	Three Months Ended September 30, 2006
		Discontinued Operations
	As Originally Filed	EDC	Central Valley	Restatement Adjustments	2007 3Q Form 10-Q
Revenues:
Regulated	$1,565	$(165)	$—	$175	$1,575
Non-Regulated	1,585	—	(10)	(203)	1,372

Total revenues	3,150	(165)	(10)	(28)	2,947

Cost of Sales:
Regulated	(1,127)	116	—	(56)	(1,067)
Non-Regulated	(1,049)	—	9	(14)	(1,054)

Total cost of sales	(2,176)	116	9	(70)	(2,121)

Gross margin	974	(49)	(1)	(98)	826

General and administrative expenses	(66)	—	—	(1)	(67)
Interest expense	(488)	8	—	7	(473)
Interest income	119	(5)	—	1	115
Other expense	(79)	(3)	—	29	(53)
Other income	28	1	—	2	31
Gain on sale of investments	10	—	—	(1)	9
Loss on sale of subsidiary stock	(537)	—	—	1	(536)
Foreign currency transaction losses on net monetary position	(56)	(4)	—	11	(49)
Equity in earnings of affiliates	28	—	—	(9)	19
Other non-operating expense	—	—	—	—	—

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(67)	(52)	(1)	(58)	(178)
Income tax expense	(74)	23	(1)	47	(5)
Minority interest expense	(212)	5	—	22	(185)

LOSS FROM CONTINUING OPERATIONS	(353)	(24)	(2)	11	(368)
Loss from operations of discontinued businesses net of income tax	8	24	2	—	34
Income from impairment of discontinued businesses net of income tax	5	—	—	2	7

NET LOSS	$(340)	$—	$—	$13	$(327)

BASIC LOSS PER SHARE:
Loss from continuing operations	$(0.54)	$(0.04)	$—	$0.02	$(0.56)
Discontinued operations	0.02	0.04	—	—	0.06

BASIC LOSS PER SHARE	$(0.52)	$—	$—	$0.02	$(0.50)

DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.54)	$(0.04)	$—	$0.02	$(0.56)
Discontinued operations	0.02	0.04	—	—	0.06
Extraordinary item	—	—	—	—	—

DILUTED LOSS PER SHARE	$(0.52)	$—	$—	$0.02	$(0.50)

        The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
		Discontinued Operations
	As Originally Filed	EDC	Central Valley	Restatement Adjustments	2007 3Q Form 10-Q
Revenues:
Regulated	$4,541	$(474)	$—	$562	$4,629
Non-Regulated	4,629	—	(26)	(617)	3,986

Total revenues	9,170	(474)	(26)	(55)	8,615

Cost of Sales:
Regulated	(3,329)	328	—	(43)	(3,044)
Non-Regulated	(2,997)	—	29	(5)	(2,973)

Total cost of sales	(6,326)	328	29	(48)	(6,017)

Gross margin	2,844	(146)	3	(103)	2,598

General and administrative expenses	(180)	—	—	(1)	(181)
Interest expense	(1,362)	30	—	9	(1,323)
Interest income	325	(13)	—	4	316
Other expense	(211)	(2)	—	51	(162)
Other income	85	(3)	—	(8)	74
Gain on sale of investments	97	—	—	1	98
Loss on sale of subsidiary stock	(537)	—	—	1	(536)
Asset impairment expense	(22)	—	—	6	(16)
Foreign currency transaction losses on net monetary position	(77)	(7)	—	8	(76)
Equity in earnings of affiliates	87	—	—	(22)	65
Other non-operating expense	—	—	—	—	—

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,049	(141)	3	(54)	857
Income tax expense	(370)	55	(2)	37	(280)
Minority interest expense	(466)	13	—	25	(428)

INCOME FROM CONTINUING OPERATIONS	213	(73)	1	8	149
Income (loss) from operations of discontinued businesses net of income tax	(59)	73	(1)	66	79
Loss from impairment of discontinued businesses net of income tax	5	—	—	(64)	(59)
Extraordinary item	21	—	—	—	21

NET INCOME	$180	$—	$—	$10	$190

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.32	$(0.11)	$—	$0.02	$0.23
Discontinued operations	(0.08)	0.11	—	—	0.03
Extraordinary item	0.03	—	—	—	0.03

BASIC EARNINGS PER SHARE	$0.27	$—	$—	$0.02	$0.29

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.32	$(0.11)	$—	$0.01	$0.22
Discontinued operations	(0.08)	0.11	—	—	0.03
Extraordinary item	0.03	—	—	—	0.03

DILUTED EARNINGS PER SHARE	$0.27	$—	$—	$0.01	$0.28

        The effects of the restatement adjustments on cash flows were an increase of cash provided by operating activities of $65 million, a reduction in cash used in investing activities of $41 million and an increase in cash used in financing activities of $84 million. These adjustments were primarily due to the Cartagena deconsolidation.

        The Company has been cooperating with an informal inquiry by the Staff of the United States Securities and Exchange Commission ("SEC Staff") concerning the Company's restatements of its consolidated financial statements and related matters, and has been providing information and documents to the SEC Staff on a voluntary basis. Because the Company is unable to predict the outcome of this inquiry and the SEC Staff may disagree with the manner in which the Company has accounted for and reported the financial impact of the adjustments to previously filed consolidated financial statements, there is the risk that the inquiry by the SEC could lead to circumstances in which the Company may have to further restate previously filed financial statements, amend prior filings or take other actions not currently contemplated.

        For further discussion of other aspects of the Company's restatement of its financial statements, see Part I—Restatement of Consolidated Financial Statements in the Company's 2006 Form 10-K/A.

2. INVENTORY

        Inventory consists of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Coal, fuel oil and other raw materials	$252	$239
Spare parts and supplies	259	232

Total	$511	$471

3. LONG-TERM DEBT

  Defaults on Non-Recourse Debt

        Subsidiary non-recourse debt in default, classified as current debt in the accompanying condensed consolidated balance sheet, as of September 30, 2007, is as follows:

		September 30, 2007
Subsidiary	Primary Nature of Default
		Default	Net Assets
		(in millions)
Edes	Payment	$22	$42
Ekibastuz	Covenant	134	(107)
Kelanitissa	Covenant	58	42
Maikuben	Covenant	13	12
TEP	Covenant	200	41
Tisza II	Material adverse change	87	159

Total		$514

        None of the subsidiaries listed above that are currently in default are considered to be a material subsidiary under AES's corporate debt agreements; defaults by a material subsidiary would trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby, upon an acceleration, trigger an event of default and possible acceleration of the indebtedness under the AES Parent Company's outstanding debt securities.

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

	Three Months Ended September 30,
	2007			2006
	Income	Shares	$ per Share	Income	Shares	$ per Share
				(Restated)		(Restated)
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$91	666	$0.14	$(368)	658	$(0.56)
EFFECT OF DILUTIVE SECURITIES
Stock options and warrants	—	8	—	—	—	—
Restricted stock units	—	1	—	—	—	—

DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$91	675	$0.14	$(368)	658	$(0.56)

	Nine Months Ended September 30,
	2007			2006
	Income	Shares	$ per Share	Income	Shares	$ per Share
				(Restated)		(Restated)
BASIC EARNINGS PER SHARE
Income from continuing operations	$482	667	$0.72	$149	659	$0.23
EFFECT OF DILUTIVE SECURITIES
Stock options and warrants	—	9	(0.01)	—	10	(0.01)
Restricted stock units	—	1	—	—	1	—

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$482	677	$0.71	$149	670	$0.22

        There were approximately 5,723,468 and 5,220,546 options outstanding at September 30, 2007 and 2006, respectively, that could potentially dilute basic earnings per share. Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related periods. For the three and nine months ended September 30, 2007 and 2006, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.

5. OTHER INCOME (EXPENSE)

        The components of other income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(in millions)		(in millions)
Contract settlement gain	$—	$—	$137	$—
Gross receipts tax recovery	—	—	93	—
Gain on sale of assets	6	1	14	3
Gain on extinguishment of liabilities	3	9	14	23
Legal/dispute settlement	—	—	17	1
Other	16	21	49	47

Total other income	$25	$31	$324	$74

        Other income primarily includes gains on asset sales and extinguishments of liabilities, favorable judgments on legal settlements, and other income from miscellaneous transactions. Other income of $324 million for the nine months ended September 30, 2007 included a $137 million contract settlement gain at one of our subsidiaries in New York, a $93 million gross receipts tax recovery at two of our Latin American subsidiaries, and proceeds of $17 million from a favorable legal settlement during the first quarter of 2007 at one of our subsidiaries in Brazil. Other income of $31 million and $74 million for the three and nine months ended September 30, 2006, respectively, primarily consisted of gains on extinguishment of debt at two of our subsidiaries in Argentina.

        The components of other expenses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(in millions)		(in millions)
Loss on sale and disposal of assets	$(20)	$(7)	$(34)	$(19)
Loss on extinguishment of liabilities	(1)	(2)	(4)	(63)
Legal/dispute settlement	—	(11)	(22)	(16)
Marked-to-market loss on commodity derivatives	(3)	(4)	(2)	(3)
Other	(1)	(29)	(28)	(61)

Total other expense	$(25)	$(53)	$(90)	$(162)

        Other expenses primarily includes losses on asset sales and extinguishment of liabilities, charges from legal disputes, mark to market adjustments on commodity derivatives and losses from other miscellaneous transactions. Other expenses of $25 million for the three months ended September 30, 2007 included $20 million of losses on sale and disposal of assets primarily at one of our Brazilian subsidiaries. Other expenses of $90 million for the nine months ended September 30, 2007, included a $22 million charge that related to an increase in legal reserves in Kazakhstan and losses on sale and disposal of assets at one of our Brazilian subsidiaries. Other expenses of $53 million for the three months ended September 30, 2006 primarily consisted of an $11 million write-off of certain regulatory assets that were evaluated for recoverability at one of our Brazilian subsidiaries and a $13 million charge related to an increase in North American legal contingencies. The $162 million balance for the nine months ended September 30, 2006 was primarily comprised of a $40 million loss on the retirement of senior subordinated debentures at the Parent Company and charges of $22 million related to debt extinguishments at our businesses in El Salvador, both recognized during the first quarter of 2006, as well as the regulatory assets write-off and increase in legal contingencies items mentioned above.

6. SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

  Majority-owned Unconsolidated Subsidiaries

        The following table summarizes financial information of the Company's majority-owned unconsolidated subsidiaries that are accounted for using the equity method. It includes information related to Barry, Cartagena, Cili and IC Ictas Energy Group. Although the Company continues to maintain 100% ownership of Barry, no material financial or operating decisions can be made without the banks' consent, and thus the Company no longer has control over Barry. Consequently as of July 2003, the Company discontinued consolidating Barry's results and began using the equity method to account for the unconsolidated majority-owned subsidiary. As variable interest entities, Cartagena, Cili and IC Ictas Energy Group are precluded from consolidation under the provisions of FIN 46R Variable Interest Entities as the Company is not the primary beneficiary.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(in millions)		(in millions)
Revenues	$43	$—	$114	$—
Gross margin	$21	$(2)	$53	$(4)
Net income	$(8)	$(6)	$(2)	$(6)

  50%-or-less Owned Subsidiaries

        The following table summarizes financial information of the entities in which the Company has the ability to exercise significant influence but does not control, and that are accounted for using the equity method. It excludes information related to the CEMIG business because the Company has discontinued

the application of the equity method in accordance with its accounting policy regarding equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(in millions)		(in millions)
Revenues	$269	$242	$730	$717
Gross margin	$72	$82	$207	$210
Net income	$51	$60	$127	$148

        In March 2006, the Company's wholly-owned subsidiary, AES Kingston Holdings, B.V., sold its 50% indirect ownership interest in Kingston Cogeneration Limited Partnership ("KCLP"), a 110 MW cogeneration plant located in Ontario, Canada. AES received $110 million in net proceeds for the sale of its investment and recognized a pre-tax gain of $87 million on the sale.

        In May 2006, the Company, through its wholly-owned subsidiary, AES Grand Itabo, purchased an additional 25% interest in Empresa Generadora de Electricidad Itabo S.A. ("Itabo"), a power generation business located in the Dominican Republic, for approximately $23 million. Prior to May, the Company held a 25% interest in Itabo indirectly through its Gener subsidiary in Chile and had accounted for the investment using the equity method of accounting. As a result of the transaction, AES now has a 48% economic interest in Itabo, and a majority voting interest, thus requiring consolidation. Through the purchase date in May 2006, the Company's initial 25% share in Itabo's net income is included in the "Equity in earnings from affiliates" line item on the consolidated income statements. Subsequent to the Company's purchase of the additional 25% interest, Itabo is reflected as a consolidated entity included at 100% in the consolidated financial statements, with an offsetting charge to minority interest expense for the minority shareholders' interest. The Company engaged a third-party valuation specialist to determine the purchase price allocation for the additional 25% investment. The valuation resulted in fair values of current assets and total liabilities in excess of the purchase price. Therefore, the Company recognized a $21 million after-tax extraordinary gain on the transaction in the second quarter of 2006.

7. DISCONTINUED OPERATIONS

        On February 22, 2007, the Company entered into a definitive agreement with Petróleos de Venezuela, S.A., ("PDVSA") dated February 15, 2007, to sell all of its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a US$120 million dividend in 2007. On March 1, 2007, the shareholders of EDC approved and declared a US$120 million dividend, to all shareholders on record as of March 9, 2007. A wholly-owned subsidiary of the Company was the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, this subsidiary received approximately US$97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The sale of EDC and the payment of the purchase price occurred on May 16, 2007. During the first quarter of 2007, the Company recognized an impairment charge of approximately $638 million related to this sale. As a result of the final disposition of EDC in May 2007, the Company recognized an additional impairment charge of approximately $38 million net of income and withholding taxes. The total impairment charge of $676 million represented the net book value of the Company's investment in EDC less the selling price. The impairment expense is included in the loss from disposal of discontinued businesses line item on the condensed consolidated statements of operations for the nine months ended September 30, 2007.

        In May 2007, the Company's wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50MW Delano facility and the 25MW Mendota facility) for $51 million, subject to regulatory approvals. These facilities, along with an associated management company (together, the "Central Valley Businesses") were included in the North America Generation segment. The AES Board of Directors approved the sale of the Central Valley Businesses in February 2007. The closing of the sale occurred on July 16, 2007 and the Company recognized a gain on the sale of approximately $12 million net of income and withholding taxes.

        In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America Utilities business located in Argentina. The Buenos Aires Province in Argentina approved the transaction in May 2007. Therefore, Eden, a consolidated subsidiary of AES, was classified as "held for sale" and reflected as such on the condensed consolidated financial statements. In addition to the results of its operations, Eden has also recognized a $1 million unfavorable adjustment during the nine months ended September 30, 2007, to the originally recorded net loss on the sale as a result of the finalization of the sale transaction.

        In May 2006, the Company reached an agreement to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, collectively "IQP", which is part of the Europe & Africa Generation segment. IQP is an open cycle gas turbine, located in the U.K. In September 2006, the Company completed the sale of IQP. Proceeds from the sale were $28 million in cash and the buyer assumed $30 million of IQP's debt. The results of operations and financial position of IQP for the three and nine months ended September 30, 2006 are reflected in the discontinued operations line items on the condensed consolidated financial statements.

        The following table summarizes the revenue and net income (loss) for these discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(in millions)		(in millions)
Revenues	$—	$201	$308	$585

Gain from operations of discontinued businesses	—	58	94	142
Income tax expense	—	(24)	(23)	(63)

Income from operations of discontinued businesses	$—	$34	$71	$79

Gain (loss) on disposal of discontinued operations	$12	$7	$(665)	$(59)

8. CONTINGENCIES

  Environmental

        The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2007, the Company has recorded liabilities of $14 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of September 30, 2007.

  Guarantees, Letters of Credit

        As of September 30, 2007, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $652 million (excluding those collateralized by letter of credit and surety bond obligations discussed below).

        As of September 30, 2007, the Company had $354 million in letters of credit outstanding under the revolving credit facility and under the senior unsecured credit facility that operate to guarantee performance relating to certain project development activities and subsidiary operations. The Company pays letter of credit fees ranging from 1.63% to 3.70% per annum on the outstanding amounts. In addition, the Company had less than $1 million in surety bonds outstanding at September 30, 2007.

  Litigation

        The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2007.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$771 million (US$420 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice ("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. In June 2007, Eletropaulo's appeal to the Special Court was dismissed by the reporting judge. Eletropaulo has appealed that dismissal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobras does so, Eletropaulo may be required to provide security in the amount of its alleged liability. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In September 1999, a state appellate court in Minas Gerais, Brazil, granted a temporary injunction suspending the effectiveness of a shareholders' agreement between Southern Electric Brasil Participacoes, Ltda. ("SEB") and the state of Minas Gerais concerning Companhia Energetica de Minas Gerais ("CEMIG"), an integrated utility in Minas Gerais. The Company's investment in CEMIG is through SEB. This shareholders' agreement granted SEB certain rights and powers in respect of CEMIG ("Special Rights"). In March 2000, a lower state court in Minas Gerais held the shareholders' agreement invalid where it purported to grant SEB the Special Rights and enjoined the exercise of the Special Rights. In August 2001, the state appellate court denied an appeal of the decision and extended the injunction. In October 2001, SEB filed appeals against the state appellate court's decision with the Federal Superior Court and the Supreme Court of Justice. The state appellate court denied access of these appeals to the higher courts, and in August 2002 SEB filed interlocutory appeals against such denial with the Federal Superior Court and the Supreme Court of Justice. In December 2004, the Federal Superior Court declined to hear SEB's appeal. However, the Supreme Court of Justice is considering whether to hear SEB's appeal. SEB intends to vigorously pursue a restoration of the value of its investment in CEMIG by all legal means; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit SEB's influence on the daily operation of CEMIG.

        In August 2000, the Federal Energy Regulatory Commission ("FERC") announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 ("Refund Period"). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC's decision not to impose refunds for the alleged failure to file rates, including transaction-specific data, for sales during 2000 and 2001 ("September 2004 Decision"). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. The Ninth Circuit has temporarily stayed the remand to FERC until November 16, 2007, so that settlement discussions may take place. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC ("August 2006 Decision"). The Ninth Circuit has temporarily stayed the date to petition for rehearing of its August 2006 Decision until November 16, 2007, to facilitate settlement discussions. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita's potential liability could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita's potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In August 2001, the Grid Corporation of Orissa, India ("Gridco"), filed a petition against the Central Electricity Supply Company of Orissa Ltd. ("CESCO"), an affiliate of the Company, with the Orissa Electricity Regulatory Commission ("OERC"), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC's August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO's distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited ("AES ODPL"), and Jyoti Structures ("Jyoti") pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the "CESCO arbitration"). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents' counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has filed a challenge of the arbitration award with the local Indian court. Proceedings remain pending before the Indian Supreme Court regarding the presiding arbitrator's fees and the venue of future hearings, if any. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In December 2001, a petition was filed by Gridco in the local Indian courts seeking an injunction to prohibit the Company and its subsidiaries from selling their shares in Orissa Power Generation Company Pvt. Ltd. ("OPGC"), an affiliate of the Company, pending the outcome of the above-mentioned CESCO arbitration. OPGC, located in Orissa, is a 420 MW coal-based electricity generation business from which Gridco is the sole off-taker of electricity. Gridco obtained a temporary injunction, but the District Court eventually dismissed Gridco's petition for an injunction in March 2002. Gridco appealed to the Orissa High Court, which in January 2005 allowed the appeal and granted the injunction. The Company has appealed the High Court's decision to the Supreme Court of India. The Supreme Court adjourned this matter to await the award in the CESCO arbitration, which has been reported to the Supreme Court. The Company believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however there can be no assurances that it will be successful in its efforts.

        In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC's existing power purchase agreement ("PPA") with Gridco. In response, OPGC filed a petition in the Indian courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC's jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court's decision to the Supreme Court and sought stays of both the High Court's decision and the underlying OERC proceedings regarding the PPA's terms. In April 2005, the Supreme Court granted OPGC's requests and ordered stays of the High Court's decision and the OERC proceedings with respect to the PPA's terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC's appeal or otherwise prevents the OERC's proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC's financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In April 2002, IPALCO Enterprises, Inc. ("IPALCO"), the pension committee for the Indianapolis Power & Light Company thrift plan ("Pension Committee"), and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. In May 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the Pension Committee breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by, inter alia, permitting assets of the thrift plan to be invested in the common stock of IPALCO prior to the acquisition of IPALCO by the Company and allegedly failing to disclose directly to each plan participant the individual defendants' personal transactions in IPALCO stock prior to the acquisition. In September 2003 the Court granted plaintiffs' motion for class certification. A trial addressing only the allegations of breach of fiduciary duty was held in February 2006. In March 2007, the Court issued a decision in favor of defendants and dismissed the lawsuit with prejudice. In April 2007, plaintiffs appealed the Court's decision to the U.S. Court of Appeals for the Seventh Circuit as to the former officers and directors of IPALCO, but not as to IPALCO or the Pension Committee. The appeal has been fully briefed. Oral arguments on the appeal are on November 30, 2007.

        In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil ("MPF") notified AES Eletropaulo that it had commenced an inquiry related to the Brazilian National Development Bank ("BNDES") financings provided to AES Elpa and AES Transgás and the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo and the quality of service provided by Eletropaulo to its customers, and requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in federal court alleging that BNDES violated Law 8429/92 (the Administrative Misconduct Act) and BNDES's internal rules by: (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo's preferred shares at a stock-market auction; (4) accepting Eletropaulo's preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. ("Light") and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES's alleged violations. In June 2005, AES Elpa and AES Transgás presented their preliminary answers to the charges. In May 2006, the federal court ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal seeking to require the federal court to consider all five alleged violations. Also, in July 2006, AES Elpa and AES Transgás filed an interlocutory appeal seeking to enjoin the federal court from considering any of the alleged violations. The MPF's lawsuit before the federal court has been stayed pending those interlocutory appeals. AES Elpa and AES Transgás believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). AES Florestal had been under the control of AES Sul since October 1997, when AES Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of AES Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (CEEE), had been using those contaminants to treat the poles that were manufactured at the factory. AES Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency ("FEPAM") has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, AES Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in AES Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. The measures that must be taken by AES Sul and CEEE are still under discussion pending receipt of correspondence from FEPAM.

        In January 2004, the Company received notice of a "Formulation of Charges" filed against the Company by the Superintendence of Electricity of the Dominican Republic. In the "Formulation of Charges," the Superintendence asserts that the existence of three generation companies (Empresa Generadora de Electricidad Itabo, S.A., ("Itabo") Dominican Power Partners, and AES Andres BV) and one distribution company (Empresa Distribuidora de Electricidad del Este, S.A.) in the Dominican Republic, violates certain cross-ownership restrictions contained in the General Electricity law of the Dominican Republic. In February 2004, the Company filed in the First Instance Court of the National District of the Dominican Republic an action seeking injunctive relief based on several constitutional due process violations contained in the "Formulation of Charges" ("Constitutional Injunction"). In February 2004, the Court granted the Constitutional Injunction and ordered the immediate cessation of any effects of the "Formulation of Charges," and the enactment by the Superintendence of Electricity of a special procedure to prosecute alleged antitrust complaints under the General Electricity Law. In March 2004, the Superintendence of Electricity appealed the Court's decision. In July 2004, the Company divested any interest in Empresa Distribuidora de Electricidad del Este, S.A. The Superintendence of Electricity's appeal is pending. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.3 billion (US$1.6 billion), which includes principal, interest and penalties under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million (US$247 million). In March 2007, the dividends were determined to be worth approximately R$423 million (US$198 million). SEB's defense was ruled groundless by the Circuit Court in December 2006. In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. In April 2007, BNDES withdrew the attached dividends. BNDES may attempt to seize the attached CEMIG shares at any time. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales ("CDEEE") filed lawsuits against Itabo, an affiliate of the Company, in the First and Fifth Chambers of the Civil and Commercial Court of First Instance for the National District. CDEEE alleges in both lawsuits that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant, and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. ("Coastal"), a former shareholder of Itabo, without the required approval of Itabo's board of administration. In the First Chamber lawsuit, CDEEE seeks an accounting of Itabo's transactions relating to the rehabilitation. In November 2004, the First Chamber dismissed the case for lack of legal basis. On appeal, in October 2005 the Court of Appeals of Santo Domingo ruled in

Itabo's favor, reasoning that it lacked jurisdiction over the dispute because the parties' contracts mandated arbitration. The Supreme Court of Justice is considering CDEEE's appeal of the Court of Appeals' decision. In the Fifth Chamber lawsuit, which also names Itabo's former president as a defendant, CDEEE seeks $15 million in damages and the seizure of Itabo's assets. In October 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties' contracts. The First Chamber of the Court of Appeal ratified that decision in September 2006. In a related proceeding, in May 2005, Itabo filed a lawsuit in the U.S. District Court for the Southern District of New York seeking to compel CDEEE to arbitrate its claims. The petition was denied in July 2005. Itabo's appeal of that decision to the U.S. Court of Appeal for the Second Circuit has been stayed since September 2006. Also, in February 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas ("FONPER") in the International Chamber of Commerce ("ICC") seeking, among other relief, to enforce the arbitration provisions in the parties' contracts. In March 2006, Itabo and FONPER settled their respective claims. In September 2006, the ICC determined that it lacked jurisdiction to decide the arbitration as to Itabo and CDEEE. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In October 2004, Raytheon Company ("Raytheon") filed a lawsuit against AES Red Oak LLC ("Red Oak") in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief relating to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon for the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. The Court subsequently ordered Red Oak to pay Raytheon approximately $16.3 million plus interest, which sum allegedly represented the amount of the letter of credit draw that had yet to be utilized for performance/construction issues. The Court also dismissed Red Oak's fraud claims, which decision was upheld on appeal. The parties have stipulated that Red Oak may assert claims for performance/construction issues if it has incurred costs on such claims. In September 2007, the parties filed a stipulation for the dismissal with prejudice of Raytheon's claim for $110 million in purported cost overruns and AES Red Oak's purported claims for consequential damages. The Court has not entered the stipulation to date. In May 2005, Raytheon filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, seeking to foreclose on a construction lien in the amount of approximately $31 million on property allegedly owned by Red Oak. In September 2007 the New Jersey Superior Court denied Red Oak's motion for summary judgment against Raytheon's New Jersey complaint. Red Oak believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In January 2005, the City of Redondo Beach ("City") of California issued an assessment against Williams Power Co., Inc., ("Williams") and AES Redondo Beach, LLC ("AES Redondo"), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users' tax ("UUT"), interest, and penalties relating to the natural gas used at AES Redondo's power plant from

May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City's assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer's decision. Pursuant to a court order, Williams later prepaid approximately $57 million to the City in order to litigate its petition and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer's decision as to AES Redondo. The Superior Court will hear arguments on the petitions on January 25, 2008. In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo's lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 ("New UUT Assessments"). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately USD$135,000. The company has appealed this decision to the Supreme Court.

        In October 2006, CDEEE began making public statements that it intends to seek to compel the renegotiation and/or rescission of long-term power purchase agreements with certain power-generation companies in the Dominican Republic. Although the details concerning CDEEE's statements are unclear and no formal government action has been taken, AES owns ownership interests in three power-generation companies in the country (AES Andres, Itabo, and Dominican Power Partners) that could be adversely impacted by any actions taken by or at the direction of CDEEE.

        In January 2007, Eletropaulo Metropolitana Electricidad de São Paulo S.A. ("Eletropaulo") received notice from the municipal environmental agency of a penalty of approximately USD$100,000. The penalty related to an Eletropaulo contractor attempting to dispose of tree trimming waste in a coal dump without a permit. The contractor has recognized responsibility in this case and has been negotiating the penalty. The current expectation is that the amount of the penalty will be reduced to approximately US$16,000.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydro plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their alleged use of an AES trading company, Nurenergoservice LLP, to increase power prices for consumers in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT (US$22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. In September 2007, the headquarters of the Competition Committee upheld the order. In October 2007, the Hydros appealed to the economic court of first instance. The Competition Committee subsequently asserted a counterclaim to enforce its order. The economic court has not yet decided the case on the merits but has issued an injunction to secure the Hydros' alleged liability freezing the Hydros' bank accounts and prohibiting the Hydros from transferring or disposing of their property. In separate but related proceedings, in September 2007, the Competition Committee ordered the Hydros to pay approximately 22.2 million KZT (US$200,000) in administrative fines for their alleged antimonopoly violations. In October 2007, the Hydros appealed the fines to the administrative court of first instance. The administrative court subsequently suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against the Hydros for alleged antimonopoly violations post January 2007. The Hydros believe they have meritorious claims and defenses; however, there can be no assurances that they will prevail in these proceedings. If the Hydros do not prevail in the economic court and any proceedings in the court of appeals (first panel) with respect to the alleged damages, they will have to pay the alleged damages or risk seizure of their assets. Furthermore, if the Hydros do not prevail in the administrative court with respect to the fines, they will have to pay the fines or risk seizure of their assets.

        In June 2007, the Competition Committee ordered AES Ust-Kamengorskaya TET LLP ("UKT") to pay approximately 835 million KZT (US$7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT (US$2 million), as estimated by the company, to certain consumers that have paid allegedly unreasonably high power prices since January 2007. In August 2007, the headquarters of the Competition Committee upheld the order. UKT subsequently appealed to the economic court of first instance. The Competition Committee subsequently asserted a counterclaim to enforce its order. The economic court has not yet decided the case on the merits but has issued an injunction to secure UKT's alleged liability prohibiting UKT from transferring or disposing of its property; however, the injunction does not extend to UKT's bank accounts. The economic court will hold a hearing and may decide the case on November 8, 2007. Furthermore, in separate but related proceedings, in July 2007, the Competition Committee ordered UKT to pay approximately 88 million KZT (US$700,000) in administrative fines as estimated by UKT, for its alleged antimonopoly violations. UKT subsequently appealed the fines to the administrative court of first instance. The administrative court has not indicated when it intends to decide the case. The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. If UKT does not prevail in the economic court and any proceedings in the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if UKT does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 17.8 billion KZT (US$150 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. In October 2007, Nurenergoservice appealed the order to the economic court of first instance. The Competition Committee subsequently asserted a counterclaim to enforce its order. The economic court has not yet decided the case on the merits but has issued an injunction to secure Nurenergoservice's alleged liability freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. Furthermore, in separate but related proceedings, in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 1.8 billion (approximately US$15 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. If Nurenergoservice does not prevail in the economic court and any proceedings in the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In August 2007, the Competition Committee ordered Sogrinsk TET to terminate its contracts with Nurenergoservice and Ust-Kamengorsk HPP because of Sogrinsk's alleged antimonopoly violations in 2005 through January 2007. The Competition Committee did not order Sogrinsk to pay any damages or fines. Sogrinsk intends to appeal the merits of the order to the economic court of first instance. Sogrinsk's procedural challenges to the order have been unsuccessful in the economic court and the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Sogrinsk for alleged antimonopoly violations post January 2007. Sogrinsk believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2007, the Company received a letter from an outside law firm purportedly representing a shareholder demanding that the Company's Board conduct a review of certain stock option plans, procedures and historical granting and exercise practices, and other matters, and that the Company commence legal proceedings against any officer and/or director who may be liable for damages to the Company. The Board has established a Special Committee, which has retained independent counsel, to consider the demands presented in the letter in light of the work undertaken by the Company in its review of share-based compensation, as more fully described in the Company's 2006 Annual Report on Form 10-K/A.

        In June 2007, IPL received a letter from an attorney purportedly representing a group of IPL employees and retirees (the "complainants"). The letter claims that IPL is recovering in rates on average approximately $19 million per year allegedly intended for the funding of the IPALCO Voluntary Employee Beneficiary Association Trust ("VEBA Trust"), which provides healthcare and life insurance benefits for certain IPL retirees. The VEBA Trust was spun off to independent trustees by IPALCO in 2000. The spin off of the VEBA Trust was publicly disclosed by IPALCO in the Agreement and Plan of Share Exchange at the time of IPALCO's acquisition by AES. The letter asserts that IPL remains responsible for funding the VEBA Trust and requests that IPL back-fund the trust at the $19 million per year level and fund at the same level going forward. The letter further states that the complainants may file a complaint at the Indiana Utility Regulatory Commission if IPL does not fund the VEBA Trust as demanded. Although the complainants have indicated that they may file a complaint in the near future, no complaint has been filed to date. IPL believes it has meritorious defenses to the complainants' claims and it will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to recover damages from the Contractor for its delay in completing the Project. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12.3 million (US$18 million) for, inter alia, alleged unpaid milestone and scope change order payments, and an unspecified amount for an alleged early completion bonus. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In September 2007, the New York Attorney General issued a subpoena to the Company seeking documents and information concerning the Company's analysis and public disclosure of the potential impacts that greenhouse gas legislation and climate change from greenhouse gas emissions might have on the Company's operations and results. The Company is responding to the subpoena.

        In October 2007, the Ekibastuz Tax Committee issued a notice for the assessment of certain taxes against AES Ekibastuz LLP. A portion of the assessment, approximately US$5.2 million, relates to alleged environmental pollution. The review by the Ekibastuz Tax Committee is ongoing and their decision on any assessment, including the portion related to alleged environmental pollution, is not yet final.

9. COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(in millions)		(in millions)
Net income (loss)	$103	$(327)	$(112)	$190
Change in fair value of available for sale securities (net of income tax benefit of $3, $5, $1 and $4, respectively)	(4)	(7)	(1)	(6)
Foreign currency translation adjustment:
Foreign currency translation adjustments (net of income tax (expense) benefit of $(4), $1, $(27) and $(7), respectively)	53	488	261	556
Derivative activity:
Reclassification to earnings (net of income tax benefit of $10, $2, $33 and $4 respectively)	(15)	(3)	(46)	—
Change in derivative fair value (net of income tax (expense) benefit of $(3), $(80), $7 and $(173), respectively)	(29)	85	5	214

Change in fair value of derivatives	(44)	82	(41)	214
Change in unfunded pension obligation (net of income tax expense of $— , $— , $(7) and $— , respectively)	—	—	13	—

Comprehensive income	$108	$236	$120	$954

        Accumulated other comprehensive loss is as follows at September 30, 2007 (in millions):

Accumulated other comprehensive loss at December 31, 2006 (restated)	$(2,600)
Change in fair value of available for sale securities	(1)
Change in foreign currency translation adjustments	261
Change in fair value of derivatives	(41)
Change in unfunded pension obligation	13

Accumulated other comprehensive loss at September 30, 2007	$(2,368)

10. SEGMENTS

        Beginning with the 2006 Form 10-K/A, AES realigned its reportable segments to provide more information to its investors and to better reflect how AES manages the company internally in terms of decision making and assessing performance. AES previously reported under three segments: Regulated Utilities, Contract Generation, and Competitive Supply. The Company's segment information for the three and nine months ended September 30, 2006, have been restated to conform to the current segment presentation. The Company now reports seven segments which include:

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

        Corporate and other expenses include general and administrative expenses related to corporate staff functions and/or initiatives—primarily executive management, finance, legal, human resources, information systems and certain development costs which are not allocable to our business segments. In addition, this line item includes net operating results from our Alternative Energy businesses which are immaterial for the purposes of separate segment disclosure and the effects of eliminating transactions, such as management fee arrangements and self-insurance charges, between the operating segments and corporate.

        As required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, all prior year information has been recast to reflect the realignment of segments. All balance sheet information for businesses that were discontinued is segregated and is shown in the line "Discontinued Businesses" in the accompanying segment tables.

        For consolidated subsidiaries, the Company uses gross margin as a measure of profit or loss for the Company's reportable segments.

        Information about the Company's operations by segment for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows:

	Total Revenue		Intersegment		External Revenue
Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006
		(Restated)		(Restated)		(Restated)
	(in millions)
Latin America Generation	$914	$685	$(220)	(198)	$694	$487
Latin America Utilities	1,311	1,170	—	—	1,311	1,170
North America Generation	566	490	—	—	566	490
North America Utilities	274	274	—	—	274	274
Europe & Africa Generation	216	196	—	—	216	196
Europe & Africa Utilities	157	131	—	—	157	131
Asia Generation	235	191	—	—	235	191
Corporate and Other	(202)	(190)	220	198	18	8

Total Revenue	$3,471	$2,947	$—	$—	$3,471	$2,947

	Total Revenue		Intersegment		External Revenue
Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006
		(Restated)		(Restated)		(Restated)
	(in millions)
Latin America Generation	$2,475	$1,905	$(639)	$(587)	$1,836	$1,318
Latin America Utilities	3,795	3,430	(17)	—	3,778	3,430
North America Generation	1,622	1,444	—	—	1,622	1,444
North America Utilities	796	780	—	—	796	780
Europe & Africa Generation	682	590	—	—	682	590
Europe & Africa Utilities	482	419	—	—	482	419
Asia Generation	686	611	—	—	686	611
Corporate and Other	(614)	(564)	656	587	42	23

Total Revenue	$9,924	$8,615	$—	$—	$9,924	$8,615

	Total Gross Margin		Intersegment		External Gross Margin
Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006
		(Restated)		(Restated)		(Restated)
	(in millions)
Latin America Generation	$183	$267	$(216)	$(194)	$(33)	$73
Latin America Utilities	259	188	221	199	480	387
North America Generation	196	149	5	4	201	153
North America Utilities	86	89	—	1	86	90
Europe & Africa Generation	35	38	2	1	37	39
Europe & Africa Utilities	22	30	1	1	23	31
Asia Generation	47	53	1	2	48	55
Corporate and Other	12	12	(14)	(14)	(2)	(2)

Total Gross Margin	$840	$826	$—	$—	$840	$826

	Total Gross Margin		Intersegment		External Gross Margin
Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006
		(Restated)		(Restated)		(Restated)
	(in millions)
Latin America Generation	$633	$781	$(609)	$(575)	$24	$206
Latin America Utilities	758	684	627	592	1,385	1,276
North America Generation	531	458	13	12	544	470
North America Utilities	245	212	2	1	247	213
Europe & Africa Generation	168	173	4	4	172	177
Europe & Africa Utilities	63	95	1	1	64	96
Asia Generation	153	158	3	4	156	162
Corporate and Other	33	37	(41)	(39)	(8)	(2)

Total Gross Margin	$2,584	$2,598	$—	$—	$2,584	$2,598

        Information about the Company's assets by segment as of September 30, 2007 and December 31, 2006, respectively, is as follows:

	Total Assets
	September 30, 2007	December 31, 2006
	(in millions)
Latin America Generation	$7,615	$6,904
Latin America Utilities	8,503	7,260
North America Generation	6,340	5,276
North America Utilities	2,905	2,807
Europe & Africa Generation	2,912	2,292
Europe & Africa Utilities	995	807
Asia Generation	2,367	2,184
Discontinued Businesses	—	2,529
Corporate and Other	1,713	1,142

Total Assets	$33,350	$31,201

11. BENEFIT PLANS

        Total pension cost for the three and nine months ended September 30, 2007 and 2006 includes the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	U.S.	Foreign(1)	U.S.	Foreign(1)	U.S.	Foreign(2)	U.S.	Foreign(2)
	(in millions)				(in millions)
Service cost	$2	$2	$2	$2	$5	$7	$5	$6
Interest cost	8	98	7	89	23	288	22	267
Expected return on plan assets	(8)	(83)	(8)	(63)	(24)	(241)	(22)	(190)
Amortization of initial net asset	—	(1)	—	(2)	—	(5)	—	(5)
Amortization of prior service cost	1	—	1	—	2	—	2	—
Amortization of net loss	1	—	2	1	4	1	4	2

Total pension cost	$4	$16	$4	$27	$10	$50	$11	$80

(1)
Expense of $2 million is included in the above amounts and is reflected as part of discontinued operations for the three months ended September 30, 2006.

(2)
Expense of $6 million and $8 million is included in the above amounts and is reflected as part of discontinued operations for the nine months ended September 30, 2007 and 2006, respectively.

        The total amounts of employer contributions paid for the nine months ended September 30, 2007 were $2 million for U.S. subsidiaries and $83 million for foreign subsidiaries. The expected remaining scheduled annual employer contributions for 2007 are $1 million for U.S. subsidiaries, and $29 million for foreign subsidiaries. The Company values its plan assets at fair value.

12. INCOME TAXES

        The Company's effective combined state, federal and foreign income tax rates for the nine month periods ended September 30, 2007 and 2006 were 37% and 33%, respectively. The 2007 tax rate was impacted by $47 million of tax expense attributable to an appreciating Real in certain of our Brazilian subsidiaries and an $18 million valuation allowance established against the deferred tax related to the AgCert impairment, offset by a $35 million release of valuation allowance at one of our subsidiaries in Argentina. In addition, the 2006 effective tax rate was favorably impacted by a $43 million valuation allowance release at Eletropaulo in the second quarter and by the $554 million pre-tax book loss recorded in the third quarter on the sale by Transgás of shares of Eletropaulo preferred stock. This transaction resulted in a $69 million tax benefit for the Brazilian tax loss incurred on the sale of Eletropaulo shares and a $52 million tax benefit related to the release of valuation allowance at Transgás on its deferred tax asset for net operating loss carryforwards.

        On October 1, 2007, Mexico enacted a new tax law which replaces the existing asset tax with a new flat tax to supplement the regular income tax in that country. The new tax is effective on January 1, 2008. The Company is currently evaluating the impact of this new tax.

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

        At adoption, we had a total of $553 million in unrecognized tax benefits. Of this amount, $408 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of gross accrued interest and penalties for such unrecognized tax benefits was $13 million and $4 million, respectively.

        Uncertain tax positions have been classified as non-current income tax liabilities unless expected to be paid in one year. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the provision for income taxes in the condensed consolidated statements of earnings.

        As of September 30, 2007, the total amount of gross accrued income tax related interest and penalties included in the condensed consolidated statement of financial position was $18 million and $6 million, respectively.

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

Jurisdiction	Tax Years Subject to Examination
Argentina	2001-2006
Brazil	2002-2006
Cameroon	2004-2006
Chile	1998-2006
El Salvador	2004-2006
United Kingdom	1998-2006
United States (federal)	1992-2006

        As of September 30, 2007, the total amount of unrecognized tax benefits was $584 million, of which $421 million would benefit the effective tax rate, if recognized. The total amount of unrecognized tax benefits anticipated to result in a net decrease of unrecognized tax benefits within 12 months of September 30, 2007 is estimated to be between $13 million and $19 million. The net estimated decrease is primarily due to anticipated audit closures, other tax payments, and lapses in statutes of limitations.

        The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of September 30, 2007. Our effective tax rate and net income in any given future period could therefore be materially impacted.

13. SALE OF SUBSIDIARY STOCK AND BRASILIANA RESTRUCTURING

        In late September 2006, a consolidated AES subsidiary, Brasiliana, entered into a series of transactions to repay debt issued by Brasiliana which was held by BNDES, a Brazilian governmental agency (US dollar functional currency entity), and to refinance certain other debts in the ownership chain of Brasiliana.

        In September 2006, Brasiliana's wholly owned subsidiary, Transgás, sold 13.76 billion preferred class-B shares (representing 33% economic ownership) in Eletropaulo, a regulated electric utility in Brazil. The preferred class-B shares hold no voting rights. As a result, there was no change in Brasiliana's voting interest in Eletropaulo, and Brasiliana continues to control Eletropaulo. Brasiliana received approximately $522 million in net proceeds on the sale of its shares on the open market, at a price per share of R$.0085 (approximately U.S. $.04/share). On October 5, 2006, the over-allotment option (2.064 billion shares, or 5% ownership in Eletropaulo) associated with the secondary offering was exercised, at a price per share of R$.0085 (approximately $.04/share). Net proceeds from the over-allotment option totaled U.S. $78 million.

        In the three months ended September 30, 2006, AES recognized a $536 million loss on the sale that was comprised of several components, the largest of which resulted from the recognition of previously deferred currency translation losses. In addition, an $18 million loss was included in derivative foreign currency transaction losses. Also recognized on the transaction were an income tax benefit of $121 million and minority interest expense of $66 million. The net after-tax loss on the sale and debt restructuring was $500 million.

        As a result of these transactions, Brasiliana's economic ownership in Eletropaulo was reduced from 73% to 35% and therefore AES's economic ownership in Eletropaulo was reduced from 34% to 16%. AES continues to control and consolidate Eletropaulo as a result of its 50.01% voting interest in Brasiliana's successor company, which continues to own a 74% voting interest in Eletropaulo, in the form of Common shares and Preferred class-A shares.

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

14. SUBSEQUENT EVENTS

  Debt Offering

        On October 10, 2007, the Company issued $2 billion of senior unsecured notes. The private placement of senior unsecured notes consisted of $500 million principal amount of 7.75% senior notes due 2015 and $1.5 billion principal amount of 8.0% senior notes due 2017.

        As disclosed in the Company's Form 8-K dated October 16, 2007, on that date the Company commenced a tender offer for up to $1.24 billion senior notes, including $202 million of 8.75% Senior Notes due 2008 (the "2008 Notes"); $600 million of 9.00% Second Priority Senior Secured Notes due 2015 (the "2015 Notes"); and the remainder to its 8.75% Second Priority Senior Secured Notes due 2013 (the "2013 Notes"). On October 30, 2007 and pursuant to the terms of the tender offer, the Company provided early settlement for the purchase of $193 million principal amount of the 2008 Notes and $598 million principal amount of the 2015 Notes tendered and not withdrawn prior to October 29, 2007 for a total purchase price of $867 million, including tender premiums and accrued interest. The Company will record an expense in the fourth quarter and year ending December 31, 2007 of $45 million of tender consideration and $11 million of write-off of unamortized deferred financing costs on the 2008 and 2015 Notes. There may be additional expense associated with the final settlement date, scheduled for the middle of November 2007. If the Company executes the tender offer on up to an additional $449 million principal amount of the 2013 Notes in the fourth quarter, it would record an additional tender consideration and write-off of deferred financing costs of approximately $35 million.

  Sale of Interest in Gener

        On October 26, 2007, the Company sold approximately 10.18% of its shares in AES Gener for $306 million, reducing the Company's ownership percentage of AES Gener to approximately 80%.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In this Quarterly Report on Form 10-Q, the terms "AES," "the Company," "us," or "we" refer to The AES Corporation and all of its subsidiaries and affiliates, collectively. The term "The AES Corporation" or "the Parent Company" refers only to the parent, publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates.

Forward-Looking Information

        The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the "Risk Factors" section of our 2006 Form 10-K/A. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

        The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with our 2006 Form 10-K/A, which includes restated audited consolidated financial statements for our three fiscal years ended December 31, 2006.

Executive Summary

  Our Businesses

        AES is one of the world's largest global power companies, providing essential electricity services in 28 countries on five continents. We operate two main types of businesses. The first is our distribution and transmission business, which we refer to as Utilities, in which we operate electric utilities and sell power to customers in the retail (including residential), commercial, industrial and governmental sectors. These customers are typically end-users of electricity. The second is our Generation business, where we sell power to wholesale customers such as utilities or other intermediaries. The revenues and earnings growth of both our Utilities and Generation businesses vary with changes in electricity demand.

        Our Utilities business consists primarily of 15 distribution companies owned or operated under management agreements in eight countries with over 11 million end-user customers. All of these companies operate in a defined service area. This segment is composed of:

  •
  integrated utilities located in:

  •
  The United States—Indianapolis Power & Light Company ("IPL"),

  •
  Cameroon—AES SONEL.

  •
  distribution companies located in:

  •
  Brazil—AES Eletropaulo and AES Sul,

  •
  Argentina—Empresa Distribuidora La Plata S.A. ("EDELAP") and Empresa Distribuidora de Energia Sure ("EDES"),

  •
  Dominican Republic—EDE Este,

  •
  El Salvador—Compañia de Alumbrado Eléctrico de San Salvador, S.A. de C.V. ("CAESS"), Compania, S. En C. de C.V. ("AES CLESA"), Distribuidora Electrica de Usulutan, S.A. de C.V. ("DEUSEM") and Empresa Electrica de Oriente ("EEO"),

  •
  Kazakhstan—Eastern Kazakhstan REC and Ust Kamenogorsk Heat Nets, and

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

        In our Generation business, we generate and sell electricity primarily to wholesale customers. Performance drivers for our Generation business include, among other things, plant reliability, fuel costs and fixed-cost management. Growth in this business is largely tied to securing new power purchase agreements, expanding capacity in our existing facilities and building new power plants. Our Generation business includes our interests in 97 power generation facilities owned or operated under management agreements totaling 37 gigawatts of capacity installed in 22 countries.

        Approximately 68% of the revenues from our Generation business are from plants that operate under power purchase agreements of five years or longer for 75% or more of the output capacity. These long-term contracts reduce the risk associated with volatility in the market price for electricity. We also reduce our exposure to fuel supply risks by entering into long-term fuel supply contracts or through fuel tolling contracts where the customer assumes full responsibility for purchasing and supplying the fuel to the power plant. As a result of these contractual agreements, these facilities have relatively predictable cash flows and earnings. These facilities face most of their competition prior to the execution of a power sales agreement, often during the development phase of a project or upon expiration of an existing agreement. Our competitors for these contracts include other independent power producers and equipment manufacturers, as well as various utilities and their affiliates. During the operational phase, we traditionally have faced limited competition due to the long-term nature of the generation contracts. However, since competitive power markets have been introduced and new market participants have been added, we have and will continue to encounter increased competition in attracting new customers and maintaining our current customers as our existing contracts expire.

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

        As described above, AES operates within two primary businesses, the generation of electricity and the distribution of electricity. AES previously reported its financial results in three business segments: contract generation, competitive supply and regulated utilities. As of December 31, 2006, we changed the definition of our segments in order to report information by geographic region and by line of business. We believe this change more accurately reflects the manner in which we manage the Company.

        Our businesses include Utilities and Generation within four defined geographic regions: (1) North America, (2) Latin America, (3) Europe, CIS and Africa, which we refer to as "Europe & Africa" and (4) Asia and the Middle East, which we refer to as "Asia". Three regions, North America, Latin America and Europe & Africa, are engaged in both our Generation and Utility businesses. Our Asia region only has Generation businesses. Accordingly, these businesses and regions account for seven segments. "Corporate and Other" includes corporate overhead costs which are not directly associated with the operations of our seven primary operating segments; interest income and expense; other intercompany charges such as management fees and self-insurance premiums which are fully eliminated in consolidation; and development and operational costs related to our Alternative Energy business which is currently not material to our presentation of operating segments. Under AES's Alternative Energy group, AES operates 1,015 MW of wind generation in the United States.

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

        Our business strategy is focused on global growth in our core generation and utilities businesses along with growth in related markets such as alternative energy, electricity transmission and water desalination. We continue to emphasize growth through "greenfield" development, platform expansion, privatization of government-owned assets, and mergers and acquisitions and continue to develop and maintain a strong development pipeline of projects and opportunities. The Company sees growth investments as the most significant contributor to long-term shareholder value creation. The Company's growth strategies are complemented by an increased emphasis on portfolio management through which AES has and will continue to sell or monetize a portion of certain businesses or assets when market values appear significantly higher than the Company's own assessment of value in the AES portfolio.

        Underpinning this growth focus is an operating model which benefits from a diverse power generation portfolio that is largely contracted, reducing fuel cost and demand risks, and from an electric utility portfolio heavily weighted to faster-growing emerging markets.

        The Company believes that success with its business development activities will be the single most important factor in its financial success in terms of value creation and it is directing increasing resources in support of business development globally. The Company also believes that high oil prices, increasing regulation of greenhouse gases, faster than expected global economic growth and a weak dollar present opportunities for value creation, based on the Company's current business portfolio and business strategies. Slower global economic growth, which will impact demand growth for utilities and some generation businesses, is one of the most significant downside scenarios affecting value creation. Other important scenarios that could impair future value include low oil prices and a strong dollar.

        The accompanying management's discussion and analysis of financial condition and results of operations set forth in this Item 2 reflects the correction of errors that were contained in the Company's condensed consolidated financial statements and other financial information for the three and nine months ended September 30, 2006, as discussed below and in Note 1 of the condensed consolidated financial statements. In addition, the prior period financial statements have been restated to reflect the change in the Company's segments as discussed in Note 10 of the condensed consolidated financial statements. The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our restated condensed consolidated financial statements and the related notes.

  Restatement of Consolidated Financial Statements

        The Company restated its consolidated financial statements as of and for the years ended December 31, 2004, 2005, and 2006, in its 2006 Form 10-K/A filed with the SEC on August 7, 2007. The adjustments presented in the restatement are the result of the identification of certain financial statement errors relating to these years, which had they been corrected on a cumulative basis in the 2006 consolidated financial statements, would have materially misstated the results of operations in 2006 and prior periods.

        The Company also restated the previously issued condensed consolidated financial statements for the three months ended March 31, 2006 and 2007 in its 10-Q/A filed with the SEC on August 17, 2007 and for the three and six months ended June 30, 2006 in its Form 10-Q filed with the SEC on August 9, 2007. The errors that were identified related to accounting for derivative instruments, leases, income taxes, share-based compensation and certain items in our Brazil and La Electricidad de Caracas ("EDC") subsidiaries. The condensed consolidated financial statements have been restated in this Form 10-Q to reflect the impact of correcting these errors for the three and nine months ended September 30, 2006 and resulted in an increase to net income of $13 million and $10 million, respectively. The impact of the restatement resulted in a decrease of previously reported net income of $57 million for the full year ended December 31, 2006.

        Significant adjustments included:

        Revenue—The determination that modifications of power sales agreements contained leases in our AES Pakistan and Southland subsidiaries and the correction of unbilled revenues in Venezuela decreased revenue by approximately $28 million and $55 million for the three and nine months ended September 30, 2006, respectively.

        Cost of Sales—Cost of Sales increased by $70 million and $48 million, for the three and nine months ended September 30, 2006, respectively. Approximately $56 million and $43 million, respectively, was the result of the adjustment to the U.S. GAAP fixed asset basis and related depreciation at Eletropaulo that was allocated back to prior periods as part of the May 2007 restatement for the three and nine months ended September 30, 2006, respectively.

        Other expense—Other expense decreased $29 million for the three months ended September 30, 2006, due to the adjustments to the recorded gain or loss of assets as a result of the correction of the fixed asset basis and related depreciation at Eletropaulo, the deconsolidation of the Cartagena business, and the write-off of impaired trolley bus lines in Brazil. The decrease for the nine months ended September 30, 2006 of $51 million also includes a $28 million correction to the impairment of the Totem investment and the impact of the deconsolidation of the Cartagena business.

        Foreign currency losses—The decrease of $11 million for the three months ended September 30, 2006 is primarily due to a $10 million correction of foreign currency transaction expense related to income tax expense at our EDC subsidiary in Venezuela. For the nine months ended September 30, 2006, the $10 million adjustment was offset by other corrections approximating $2 million.

        Equity in Earnings of Affiliates—The deconsolidation of the Cartagena business, due to application of FASB Interpretation No. 46R, Variable Interest Entities (FIN 46R), was the primary driver of the decrease in earnings. The application of FIN 46R reduced earnings of equity affiliates by approximately $9 million and $22 million for the three and nine months ended September 30, 2006, respectively.

        Income Tax Expense—The correction to the timing of a $20 million adjustment to income tax expense and the tax effect of other adjustments decreased income tax expense by $47 million and $37 million for the three and nine months ended September 30, 2006, respectively.

        Minority Interest Expense—Minority interest expense decreased $22 million and $25 million for the three and nine months ended September 30, 2006, respectively, primarily due to the minority interest impact of the revenue adjustments related to leases at our Pakistan subsidiaries and the minority interest impact of the correction for the decrease of the U.S. GAAP fixed asset basis and related depreciation at Eletropaulo as discussed above.

        The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the three months ended September 30, 2006:

	Three Months Ended September 30, 2006
		Discontinued Operations
	As Originally Filed	EDC	Central Valley	Restatement Adjustments	2007 3Q Form 10-Q
Revenues:
Regulated	$1,565	$(165)	$—	$175	$1,575
Non-Regulated	1,585	—	(10)	(203)	1,372

Total revenues	3,150	(165)	(10)	(28)	2,947

Cost of Sales:
Regulated	(1,127)	116	—	(56)	(1,067)
Non-Regulated	(1,049)	—	9	(14)	(1,054)

Total cost of sales	(2,176)	116	9	(70)	(2,121)

Gross margin	974	(49)	(1)	(98)	826

General and administrative expenses	(66)	—	—	(1)	(67)
Interest expense	(488)	8	—	7	(473)
Interest income	119	(5)	—	1	115
Other expense	(79)	(3)	—	29	(53)
Other income	28	1	—	2	31
Gain on sale of investments	10	—	—	(1)	9
Loss on sale of subsidiary stock	(537)	—	—	1	(536)
Foreign currency transaction losses on net monetary position	(56)	(4)	—	11	(49)
Equity in earnings of affiliates	28	—	—	(9)	19
Other non-operating expense	—	—	—	—	—

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(67)	(52)	(1)	(58)	(178)
Income tax expense	(74)	23	(1)	47	(5)
Minority interest expense	(212)	5	—	22	(185)

LOSS FROM CONTINUING OPERATIONS	(353)	(24)	(2)	11	(368)
Loss from operations of discontinued businesses net of income tax	8	24	2	—	34
Income from impairment of discontinued businesses net of income tax	5	—	—	2	7

NET LOSS	$(340)	$—	$—	$13	$(327)

BASIC LOSS PER SHARE:
Loss from continuing operations	$(0.54)	$(0.04)	$—	$0.02	$(0.56)
Discontinued operations	0.02	0.04	—	—	0.06

BASIC LOSS PER SHARE	$(0.52)	$—	$—	$0.02	$(0.50)

DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.54)	$(0.04)	$—	$0.02	$(0.56)
Discontinued operations	0.02	0.04	—	—	0.06
Extraordinary item	—	—	—	—	—

DILUTED LOSS PER SHARE	$(0.52)	$—	$—	$0.02	$(0.50)

        The following table details the impact of the restatement adjustments on the condensed consolidated statement of operations for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
		Discontinued Operations
	As Originally Filed	EDC	Central Valley	Restatement Adjustments	2007 3Q Form 10-Q
Revenues:
Regulated	$4,541	$(474)	$—	$562	$4,629
Non-Regulated	4,629	—	(26)	(617)	3,986

Total revenues	9,170	(474)	(26)	(55)	8,615

Cost of Sales:
Regulated	(3,329)	328	—	(43)	(3,044)
Non-Regulated	(2,997)	—	29	(5)	(2,973)

Total cost of sales	(6,326)	328	29	(48)	(6,017)

Gross margin	2,844	(146)	3	(103)	2,598

General and administrative expenses	(180)	—	—	(1)	(181)
Interest expense	(1,362)	30	—	9	(1,323)
Interest income	325	(13)	—	4	316
Other expense	(211)	(2)	—	51	(162)
Other income	85	(3)	—	(8)	74
Gain on sale of investments	97	—	—	1	98
Loss on sale of subsidiary stock	(537)	—	—	1	(536)
Asset impairment expense	(22)	—	—	6	(16)
Foreign currency transaction losses on net monetary position	(77)	(7)	—	8	(76)
Equity in earnings of affiliates	87	—	—	(22)	65
Other non-operating expense	—	—	—	—	—

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,049	(141)	3	(54)	857
Income tax expense	(370)	55	(2)	37	(280)
Minority interest expense	(466)	13	—	25	(428)

INCOME FROM CONTINUING OPERATIONS	213	(73)	1	8	149
Income (loss) from operations of discontinued businesses net of income tax	(59)	73	(1)	66	79
Loss from impairment of discontinued businesses net of income tax	5	—	—	(64)	(59)
Extraordinary item	21	—	—	—	21

NET INCOME	$180	$—	$—	$10	$190

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.32	$(0.11)	$—	$0.02	$0.23
Discontinued operations	(0.08)	0.11	—	—	0.03
Extraordinary item	0.03	—	—	—	0.03

BASIC EARNINGS PER SHARE	$0.27	$—	$—	$0.02	$0.29

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.32	$(0.11)	$—	$0.01	$0.22
Discontinued operations	(0.08)	0.11	—	—	0.03
Extraordinary item	0.03	—	—	—	0.03

DILUTED EARNINGS PER SHARE	$0.27	$—	$—	$0.01	$0.28

        The effects of the restatement adjustments on cash flows were an increase of cash provided by operating activities of $65 million, a reduction in cash used in investing activities of $41 million and an increase in cash used in financing activities of $84 million. These adjustments were primarily due to the Cartagena deconsolidation.

        The Company has been cooperating with an informal inquiry by the Staff of the United States Securities and Exchange Commission ("SEC Staff") concerning the Company's restatements of its consolidated financial statements and related matters, and has been providing information and documents to the SEC Staff on a voluntary basis. Because the Company is unable to predict the outcome of this inquiry and the SEC Staff may disagree with the manner in which the Company has accounted for and reported the financial impact of the adjustments to previously filed consolidated financial statements, there is the risk that the inquiry by the SEC could lead to circumstances in which the Company may have to further restate previously filed financial statements, amend prior filings or take other actions not currently contemplated.

        For further discussion of other aspects of the Company's restatement of its financial statements, see Part I—Restatement of Consolidated Financial Statements in the Company's 2006 Form 10-K/A.

Third Quarter Operating Highlights

        The following table provides operating highlights for the three and nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
		(Restated)			(Restated)
	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenue	$3,471	$2,947	18%	$9,924	$8,615	15%
Gross margin	$840	$826	2%	$2,584	$2,598	(1)%
Net cash provided by operating activities	$741	$928	(20)%	$1,848	$1,879	(2)%
Diluted earnings (loss) per share from continuing operations	$0.14	$(0.56)	125%	$0.71	$0.22	223%
  •
  Revenue increased 18% to $3.5 billion for the three months ended September 30, 2007 when compared with the same period in 2006 primarily due to higher rates and volume, foreign currency translation and the acquisition of TEG/TEP. During the same period, gross margin increased slightly as foreign currency translation, favorable rates and volume in North America and contributions from new businesses were offset by increased cost and lower volume related to gas supply curtailment and hydrology issues in Latin America and lower emission allowance sales. Net cash provided by operating activities decreased 20% or $187 million from the quarter a year ago primarily due to the sale of EDC in May 2007. Excluding any contribution from EDC, net cash from operating activities would have decreased by approximately $19 million driven by an overall decrease in net working capital as a result of an decrease in accrued expenses and other liabilities. Diluted earnings per share from continuing operations increased $0.70 or 125%, primarily due to a restructuring of certain of the Company's Brazilian subsidiaries in third quarter 2006. This restructuring resulted in a non-cash, after-tax charge of $500 million, or $0.76 per diluted share. Excluding the impact of this restructuring, the increase in diluted earnings per share from continuing operations was primarily driven by the increased cost and lower volume related to gas supply curtailment and hydrology issues in Latin America, impairments in our North America businesses and higher expenses associated with the strengthening of our finance organization and spending on business development to support new business initiatives. Partially offsetting these factors was favorable rates and volumes in North America and contributions from new businesses.

  •
  Revenue increased 15% to $9.9 billion for the nine months ended September 30, 2007 compared with the same period in 2006 primarily due to higher rates and volume, foreign currency translation and the acquisition of TEG/TEP and a controlling interest in Itabo. During the same period, gross margin decreased slightly as increased cost and lower volume related to gas supply curtailment and hydrology issues in Latin America and lower emission allowance sales offset the impact of favorable foreign currency translation, higher rates and volume in North America and contributions from new businesses. Net cash provided by operating activities decreased 2% or $31 million primarily due to the sale of EDC in May 2007. Excluding the impacts from EDC, net cash from operating activities would have increased by approximately $162 million driven by an overall increase in net working capital resulting from an increase in accounts payable and other accrued liabilities offset by increased accounts receivable. Diluted earnings per share from continuing operations increased $0.49 or 223%, primarily due to a restructuring of certain of the Company's Brazilian subsidiaries in third quarter 2006. This restructuring resulted in a non-cash, after-tax charge of $500 million, or $0.76 per diluted share. Additionally, first quarter 2006 results included an $87 million gain, or $0.13 per diluted share, associated with the sale of Kingston in Ontario. Excluding the impacts of these transactions, the increase in earnings per diluted share from continuing operations was primarily driven by the increased cost and lower volume related to gas supply curtailments and hydrology issues in Latin America, lower sales of excess emission allowances and increased spending to strengthen our financial organization and support new business development initiatives and, partially offset by favorable foreign currency trends, higher rates and volume in North America and contributions from new businesses.

Strategic Highlights

        The Company continues to maintain a development pipeline of investments. We are increasing resources in 2007 at both the corporate and business level in support of business development opportunities, which may include expansions at existing locations, which we call platform extensions, new greenfield investments, privatization of government assets, and mergers and acquisitions. In addition, as part of our efforts to identify attractive investment opportunities in related businesses, we look to participate in adjacent energy and infrastructure businesses such as wind power generation, reducing or offsetting greenhouse gas emissions, Liquid Natural Gas ("LNG") regasification, desalination and other alternative energy initiatives. These efforts may result in forming joint ventures, technology sharing or licensing arrangements, and other innovative market offerings.

        In our core power and alternative energy businesses, we continued to build a strong development pipeline of projects, primarily platform expansions and new construction projects that follow our long-term contract generation business model. The Company's project backlog of construction projects as of September 30, 2007 totaled 1,982 gross MW of new generation capacity with a total expected investment of approximately $3.5 billion through 2010. This includes power generation facilities in Chile, Bulgaria, Jordan, Panama, South Africa and the United States.

        During the third quarter of 2007, AES announced plans to begin construction of the Buffalo Gap 3 wind farm, a 170 MW expansion of its Buffalo Gap wind farm in Texas. Once completed, the project will increase capacity at Buffalo Gap to 524 MW, making it one of the largest operating wind farms in the United States. The Company also announced plans to expand its wind generation business into China through the creation of a joint venture with Guohua Energy Investment Co. Ltd., one of China's leading producers of renewable energy. The joint venture will construct, own, and operate a 49.5 MW wind farm. Through its investment in the joint venture, AES will become the first U.S.-based power company with wind generation facilities in China.

        In the third quarter of 2007, AES announced that the Department of Minerals and Energy of the Republic of South Africa (DME) has selected the AES consortium as the Preferred Bidder to build, own and operate two open cycle gas turbine peaking power plants, a 760 MW plant in KwaZulu Natal Province and a 342 MW plant in the Eastern Cape Province. The Company was also declared the winning bidder to acquire the 660 MW Masinloc coal fired plant in the Philippines.

        The Company expects to fund growth investments from net cash from operating activities and/or the proceeds from the issuance of debt, common stock or other securities, asset sales, and partner equity contributions. Certain of the alternative energy business opportunities may be considered start-up businesses that will need to be funded initially through cash equity contributions, and may have limited debt financing opportunities initially. We believe there are sufficient attractive investment opportunities that may exceed available cash and net cash from operating activities in future periods.

Sale of EDC

        On February 22, 2007, the Company entered into a definitive agreement with PDVSA dated February 15, 2007, to sell all of its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a US$120 million dividend in 2007. On March 1, 2007, the shareholders of EDC approved and declared a US$120 million dividend to all shareholders on record as of March 9, 2007. A wholly-owned subsidiary of the Company was the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, this subsidiary received approximately US$97 million in dividends.

        The sale of EDC and the payment of the purchase price occurred on May 16, 2007. During the first quarter of 2007, the Company recognized an impairment charge of approximately $638 million related to this sale. As a result of the final disposition of EDC in May 2007, the Company recognized an additional impairment charge of approximately $38 million net of income and withholding taxes. The total impairment charge of $676 million represented the net book value of the Company's investment in EDC less the selling price. The impairment expense is included in the loss from disposal of discontinued business line item on the statement of operations for the nine months ended September 30, 2007.

  New Accounting Standards

  SFAS. 157: Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurement, ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

        Over 40 current accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to the issuance of SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. The standard also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

        Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

        SFAS 157 will apply to our interim and annual financial statements for periods beginning after January 1, 2008. We are currently evaluating the effect of this new standard on our consolidated financial statements.

  SFAS 159: The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115

        In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 ("SFAS 159"), which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company on January 1, 2008. We are currently evaluating the effect of SFAS 159 on our consolidated financial statements and whether we intend to adopt fair value measurements for any eligible assets or liabilities.

  FIN 48: Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

        As discussed in Note 12, in June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48') which applied to our financial statements beginning January 1, 2007. The Company adopted FIN 48 on January 1, 2007 and recorded the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. FIN 48 applies to all tax positions accounted for in accordance with FASB Statement No. 109. The cumulative effect of the adoption resulted in an increase to beginning accumulated deficit of $53 million.

  Other

        The Company previously disclosed that we were evaluating the impact of the following standards: EITF 06-6: Application of Issue No. 05-7 Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments; EITF 06-7: Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133; and EITF 06-11: Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. We have assessed and determined that these standards will not have a material impact on our consolidated financial statements.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
RESULTS OF OPERATIONS
	2007	2006	$ change	% change	2007	2006	$ change	% change
		(Restated)(1)				(Restated)(1)
	(in millions, except per share amounts)				(in millions, except per share amounts)
Revenue:
Latin America Generation	$914	$685	$229	33%	$2,475	$1,905	$570	30%
Latin America Utilities	1,311	1,170	141	12%	3,795	3,430	365	11%
North America Generation	566	490	76	16%	1,622	1,444	178	12%
North America Utilities	274	274	—	0%	796	780	16	2%
Europe & Africa Generation	216	196	20	10%	682	590	92	16%
Europe & Africa Utilities	157	131	26	20%	482	419	63	15%
Asia Generation	235	191	44	23%	686	611	75	12%
Corporate and Other(2)	(202)	(190)	(12)	(6)%	(614)	(564)	(50)	(9)%

Total Revenue	$3,471	$2,947	$524	18%	$9,924	$8,615	$1,309	15%

Gross Margin:
Latin America Generation	$183	$267	$(84)	(31)%	$633	$781	$(148)	(19)%
Latin America Utilities	259	188	71	38%	758	684	74	11%
North America Generation	196	149	47	32%	531	458	73	16%
North America Utilities	86	89	(3)	(3)%	245	212	33	16%
Europe & Africa Generation	35	38	(3)	(8)%	168	173	(5)	(3)%
Europe & Africa Utilities	22	30	(8)	(27)%	63	95	(32)	(34)%
Asia Generation	47	53	(6)	(11)%	153	158	(5)	(3)%
Total Corporate and Other(3)	(81)	(55)	(26)	(47)%	(231)	(144)	(87)	(60)%
Interest expense	(448)	(473)	25	5%	(1,281)	(1,323)	42	3%
Interest income	122	115	7	6%	363	316	47	15%
Other expense	(25)	(53)	28	53%	(90)	(162)	72	44%
Other income	25	31	(6)	(19)%	324	74	250	338%
Gain on sale of investments	—	9	(9)	(100)%	10	98	(88)	(90)%
Loss on sale of subsidiary stock	—	(536)	536	100%	—	(536)	536	100%
Asset impairment expense	(38)	—	(38)	(100)%	(38)	(16)	(22)	(138)%
Foreign currency transaction gain (loss) on net monetary position	2	(49)	51	104%	(2)	(76)	74	97%
Equity in earnings of affiliates	15	19	(4)	(21)%	56	65	(9)	(14)%
Other non-operating expense	—	—	—	0%	(45)	—	(45)	(100)%
Income tax expense	(146)	(5)	(141)	(2820)%	(601)	(280)	(321)	(115)%
Minority interest expense	(163)	(185)	22	12%	(534)	(428)	(106)	(25)%

Income (loss) from continuing operations	91	(368)	459	125%	482	149	333	223%
Income from operations of discontinued businesses	—	34	(34)	(100)%	71	79	(8)	(10)%
Gain (loss) from disposal of discontinued businesses	12	7	5	71%	(665)	(59)	(606)	(1027)%
Extraordinary items	—	—	—	0%	—	21	(21)	(100)%

Net income (loss)	$103	$(327)	$430	131%	$(112)	$190	$(302)	(159)%

PER SHARE DATA:
Basic income (loss) per share from continuing operations	$0.14	$(0.56)	$0.70	125%	$0.72	$0.23	$0.49	213%
Diluted income (loss) per share from continuing operations	$0.14	$(0.56)	$0.70	125%	$0.71	$0.22	$0.49	223%

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

  Overview

        As previously disclosed in our Form 8-K filed October 9, 2007, third quarter results were impacted by increased costs from gas supply curtailments, low hydrology and spot prices for electricity in the Company's businesses in Argentina and Chile. In many cases the fuel curtailments in this region forced these businesses to operate using higher priced fuels or to purchase energy at higher spot prices to fulfill contracts.

        Many of our contracted generation and regulated utilities have a component of fuel pass-through or fuel indexing in their contracts or regulated rates. Therefore, in a rising fuel cost environment, revenue at our subsidiaries may increase in response to the increase in fuel cost without a commensurate impact on gross margin; however, this often will negatively impact gross margin as a percentage of revenue. The sale of excess emission allowances will have an opposite impact on gross margin as a percentage of revenue as emission allowances generally have zero cost basis, so increases to revenue will be matched to increases in gross margin.

The following is a summary discussion of the condensed consolidated revenue and gross margin which is followed by a discussion by segment.

  Revenue

        Revenues increased $524 million, or 18%, to $3.5 billion for the three months ended September 30, 2007, from $2.9 billion for the three months ended September 30, 2006. Excluding the impacts of foreign currency translation of approximately $174 million, revenues would have increased approximately 12% for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The increase in revenues, after adjusting for favorable foreign exchange rates, was primarily due to higher rates and volume of approximately $272 million in Latin America, North America and Europe & Africa. Additionally, the Company's recent first quarter 2007 acquisition, TEG/TEP in Mexico, contributed approximately $57 million to the growth.

        Revenues increased $1.3 billion, or 15%, to $9.9 billion for the nine months ended September 30, 2007, from $8.6 billion for the nine months ended September 30, 2006. Excluding the estimated impacts of foreign currency translation of approximately $381 million, revenues would have increased approximately 11% for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The increase in revenues, after adjusting for favorable foreign exchange rates, was primarily due to higher rates and volume of approximately $712 million in Latin America, North America and Europe & Africa. Additionally, the Company's recent acquisition, TEG/TEP in Mexico, and the consolidation of Itabo in the Dominican Republic in June 2006 contributed approximately $220 million to the growth.

  Gross Margin

        Gross margin increased $14 million or 2% to $840 million for the three months ended September 30, 2007, as compared to $826 million for the three months ended September 30, 2006. Excluding the impacts of foreign currency translation of approximately $52 million, gross margin would have decreased approximately $38 million or 5% for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. This decrease in gross margin, after adjusting for foreign currency translation, was primarily due to gas supply curtailments, low hydrology and higher spot prices for energy purchased to fulfill contractual obligations in Argentina and Chile of approximately $102 million, offset by rate and volume increases in North America and contributions from new businesses of approximately $46 million. Gross margin as a percentage of revenue decreased to 24% in the three months ended September 30, 2007, versus 28% in the three months ended September 30, 2006 primarily due to increased costs related to the gas supply curtailment and low hydrology in Latin America outpacing the favorable foreign currency translation; increased margins related to higher rates in North America; and contributions from new businesses.

        Gross margin decreased $14 million, or 1%, to $2.6 billion for the nine months ended September 30, 2007. Excluding the impacts of foreign currency translation of approximately $115 million, gross margin would have decreased approximately $129 million or 5% for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. This decrease in gross margin, was primarily due to gas supply curtailments, low hydrology and higher spot prices for electricity in the Company's businesses in Argentina, Chile and Brazil of approximately $158 million, a cumulative charge of $48 million related to transmission costs at Tiete in Brazil and lower sales of excess emission allowances of approximately $48 million; partially offset by rate and volume increases in North America and contributions from new businesses of approximately $139 million. Gross margin as a percentage of revenue decreased to 26% in the nine months ended September 30, 2007, versus 30% in the nine months ended September 30, 2006 primarily due to increased costs related to the gas supply curtailment and low hydrology in Latin America, the cumulative transmission charge at Tiete and the impact of fewer sales of emissions allowance, outpacing the increased margins achieved through rate increases in North America.

Segment Analysis

  Latin America

        The following table summarizes revenue for our Generation and Utilities segments in Latin America for the periods indicated (in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Latin America	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
			(Restated)				(Restated)
Latin America Generation	$914	26%	$685	23%	$2,475	25%	$1,905	22%
Latin America Utilities	1,311	38%	1,170	40%	3,795	38%	3,430	40%

        Generation revenue for the three months ended September 30, 2007 increased $229 million, or 33%, compared to the three months ended September 30, 2006, primarily due to higher contract and spot prices at Gener (in Chile) and Alicura (in Argentina) of approximately $150 million and higher intercompany sales at Tiete in Brazil of approximately $32 million. The impact of favorable foreign currency translation was approximately $13 million.

        Generation revenue for the nine months ended September 30, 2007 increased $570 million, or 30%, compared to the nine months ended September 30, 2006, primarily due to higher contract and spot prices at Gener (in Chile) and Alicura (in Argentina) of approximately $339 million; higher intercompany sales at Tiete of approximately $80 million; contributions of approximately $78 million due the consolidation of Itabo (beginning June 2006). The impact of favorable foreign currency translation was approximately $26 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

        Utilities revenue for the three months ended September 30, 2007 increased $141 million, or 12%, compared to the three months ended September 30, 2006, primarily as the result of favorable foreign currency translation of approximately $135 million and increased volume sales at Eletropaulo in Brazil of approximately $26 million, partially offset by decreased rates at Eletropaulo due to the 2007 tariff reset.

        Utilities revenue for the nine months ended September 30, 2007 increased $365 million, or 11%, compared to the nine months ended September 30, 2006, primarily as the result of favorable foreign currency translation of approximately $282 million and increased volume sales of approximately $81 million, primarily at Eletropaulo in Brazil.

        The following table summarizes gross margin for the Generation and Utilities segments in Latin America for the periods indicated (in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Latin America	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
			(Restated)				(Restated)
Latin America Generation	$183	22%	$267	32%	$633	24%	$781	30%
Latin America Utilities	259	31%	188	23%	758	29%	684	26%

        Generation gross margin for the three months ended September 30, 2007 decreased $84 million, or 31%, compared to the three months ended September 30, 2006, primarily due to increased cost from gas supply curtailments, low hydrology and higher spot prices for electricity in the Company's businesses in Argentina and Chile of approximately $102 million, partially offset by higher intercompany sales from Tiete in Brazil.

        Generation gross margin for the nine months ended September 30, 2007 decreased $148 million, or 19%, compared to the nine months ended September 30, 2006, primarily due to increased cost from gas supply curtailments, low hydrology and higher spot prices for electricity in the Company's businesses in Argentina and Chile as well as at Uruguaiana in Brazil of approximately $163 million, partially offset by increased intercompany sales at Tiete in Brazil.

        Utilities gross margin for the three months ended September 30, 2007 increased $71 million, or 38%, compared to the three months ended September 30, 2006, primarily due to favorable foreign currency translation of approximately $55 million; lower costs in Brazil of approximately $33 million; increased cost recorded in the prior year of approximately $46 million related to a labor contingency reserve at Eletropaulo in Brazil offset by reduced tariff rates primarily at Eletropaulo of approximately $67 million.

        Utilities gross margin for the nine months ended September 30, 2007 increased $74 million or 11% compared to the nine months ended September 30, 2006, primarily due to favorable foreign currency translation of approximately $112 million; lower cost in Brazil of approximately $53 million; increased cost recorded in the prior year of approximately $46 million related to a labor contingency reserve at Eletropaulo in Brazil offset by reduced tariff rates primarily at Eletropaulo of approximately $142 million.

  North America

        The following table summarizes revenue for our Generation and Utilities segments in North America for the periods indicated (in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
North America	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
			(Restated)				(Restated)
North America Generation	$566	16%	$490	17%	$1,622	16%	$1,444	17%
North America Utilities	274	8%	274	9%	796	8%	780	9%

        Generation revenue for the three months ended September 30, 2007 increased $76 million, or 16%, compared to the three months ended September 30, 2006, due to the Company's recent acquisition of TEG/TEP, which contributed approximately $57 million over the prior year and net increases in rate and volume sales of approximately $25 million at the Company's New York facility.

        Generation revenue for the nine months ended September 30, 2007 increased $178 million, or 12%, compared to the nine months ended September 30, 2006, primarily due to the Company's recent acquisition of TEG/TEP, which contributed approximately $143 million over the prior year and increases in rate and volume sales of approximately $68 million primarily driven by the Company's New York facility offset by lower emission sales of $40 million.

        Utilities revenue for the three months ended September 30, 2007 were consistent with the prior period from a rate and volume perspective and overall remained flat compared to the three months ended September 30, 2006.

        Utilities revenue for the nine months ended September 30, 2007 increased $16 million, or 2%, compared to the nine months ended September 30, 2006, primarily as the result of increased volume sales of $40 million offset by decreased rates of $22 million at IPL.

        The following table summarizes gross margin for the Generation and Utilities segments in North America for the periods indicated (in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
North America	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
			(Restated)				(Restated)
North America Generation	$196	23%	$149	18%	$531	21%	$458	18%
North America Utilities	86	10%	89	11%	245	9%	212	8%

        Generation gross margin for the three months ended September 30, 2007 increased $47 million, or 32%, compared to the three months ended September 30, 2006, primarily due to approximately $27 million related to higher rates and volumes and lower cost at the Company's New York facility and the contribution of approximately $20 million from TEG/TEP, offset by lower sales of excess emission allowance of approximately $3 million.

        Generation gross margin for the nine months ended September 30, 2007 increased $73 million, or 16%, compared to the nine months ended September 30, 2006, primarily due to the acquisition of TEG/TEP of $44 million and net increases in rate and volume sales in New York of $66 million offset by lower sales of excess emissions allowances of $40 million.

        Consistent with revenue, North America Utilities gross margin remained relatively flat for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, with a slight decrease of approximately $3 million.

        Utilities gross margin for the nine months ended September 30, 2007 increased $33 million, or 16%, compared to the nine months ended September 30, 2006, primarily due to increased volume sales of $32 million at IPL.

  Europe & Africa

        The following table summarizes revenue for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Europe & Africa	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
			(Restated)				(Restated)
Europe & Africa Generation	$216	6%	$196	7%	$682	7%	$590	7%
Europe & Africa Utilities	157	5%	131	4%	482	5%	419	5%

        Generation revenue for the three months ended September 30, 2007 increased $20 million, or 10%, compared to the three months ended September 30, 2006, primarily due to increased rate and volume sales of approximately $15 million in Kazakhstan and approximately $3 million due to favorable foreign currency translation.

        Generation revenue for the nine months ended September 30, 2007 increased $92 million, or 16%, compared to the nine months ended September 30, 2006, primarily due to increased volume and rate sales of $77 million in Kazakhstan and Hungary and favorable foreign currency translation of approximately $53 million, partially offset by lower sales of excess emission allowances of $28 million and lower volume at Kilroot. The decrease in emission sales is primarily attributable to a decrease in the market value of European Union allowances for CO2 emissions due to an oversupply of allowances credits.

        Utilities revenue for the three months ended September 30, 2007 increased $26 million, or 20%, compared to the three months ended September 30, 2006, primarily due to increased tariff rates of approximately $14 million at businesses in the Ukraine and approximately $6 million due to favorable foreign currency translation.

        Utilities revenue for the nine months ended September 30, 2007 increased $63 million, or 15%, compared to the nine months ended September 30, 2006, primarily due to increased tariff rates of approximately $39 million in the Ukraine and approximately $19 million due to favorable foreign currency translation.

        The following table summarizes gross margin for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Europe & Africa	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
			(Restated)				(Restated)
Europe & Africa Generation	$35	4%	$38	5%	$168	7%	$173	7%
Europe & Africa Utilities	22	3%	30	4%	63	2%	95	4%

        Generation gross margin for the three months ended September 30, 2007 decreased $3 million, or 8%, compared to the three months ended September 30, 2006, primarily due to lowers sales of excess emissions allowances.

        Generation gross margin for the nine months ended September 30, 2007 decreased $5 million, or 3%, compared to the nine months ended September 30, 2006, primarily due to lower sales of excess emissions allowances of approximately $28 million, partially offset by approximately $20 million related to rate and volume increases in Kazakhstan.

        Utilities gross margin for the three months ended September 30, 2007 decreased $8 million, or 27%, compared to the three months ended September 30, 2006, primarily due to the reversal, in the three months ended September 30, 2006, of approximately $7 million of Value Added Tax ("VAT") accrual at Sonel in Cameroon.

        Utilities gross margin for the nine months ended September 30, 2007 decreased $32 million, or 34%, compared to the nine months ended September 30, 2006, primarily due to higher fuel cost resulting from lower hydrology, higher cost related to staffing and higher depreciation of approximately $27 million at SONEL in Cameroon.

  Asia

        The following table summarizes revenue for the Generation segment in Asia for the periods indicated (in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Asia	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
			(Restated)				(Restated)
Asia Generation	$235	7%	$191	6%	$686	7%	$611	7%

        Generation revenue for the three months ended September 30, 2007 increased $44 million, or 23%, compared to the three months ended September 30, 2006, primarily due to higher dispatch in Pakistan and higher volume at Kelanitissa in Sri Lanka, offset by lower volumes in China.

        Generation revenue for the nine months ended September 30, 2007 increased $75 million, or 12%, compared to the nine months ended September 30, 2006, primarily due to higher dispatch in Pakistan of approximately $67 million, offset by lower volumes in China.

        The following table summarizes gross margin for the Generation segment in Asia for the periods indicated (in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Asia	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
			(Restated)				(Restated)
Asia Generation	$47	6%	$53	6%	$153	6%	$158	6%

        Generation gross margin for the three months ended September 30, 2007 decreased $6 million, or 11%, compared to the three months ended September 30, 2006, primarily due to decreased volume at Chigen in China. The impact of higher revenue at Pakistan and Kelanitissa produced a relatively flat impact on gross margin given the related increased cost.

        Generation gross margin for the nine months ended September 30, 2007 decreased $5 million, or 3%, compared to the nine months ended September 30, 2006, primarily due to decreased volume at Chigen in China. The impact of higher revenue at Pakistan and Kelanitissa produced a relatively flat impact on gross margin given the related increased cost.

  Corporate and other expense

        Corporate and other expense include corporate personnel, consulting, incentive compensation costs, the effects of eliminating transactions between the operating segments and corporate, the results of our insurance activities with respect to continuing operations and unallocated general and administrative expenses.

        Corporate and other expense increased $26 million, or 47%, to $81 million for the three months ended September 30, 2007 from $55 million for the three months ended September 30, 2006. The increase is primarily due to higher spending related to the strengthening of our finance organization and professional fees to complete the restatement and remediation efforts of approximately $14 million and higher business development spending to support new initiatives of approximately $11 million.

        Corporate and other expense increased $87 million, or 60%, to $231 million for the nine months ended September 30, 2007 from $144 million for the nine months ended September 30, 2006. The increase is primarily due to higher spending related to the strengthening of our finance organization and professional fees to complete the restatement and remediation efforts of approximately $45 million and higher business development spending to support new initiatives of approximately $29 million.

  Interest expense

        Interest expense decreased $25 million, or 5%, to $448 million for the three months ended September 30, 2007 from $473 million for the three months ended September 30, 2006. Interest expense decreased $42 million, or 3%, to $1,281 million for the nine months ended September 30, 2007 from $1,323 million for the nine months ended September 30, 2006. The decrease for the three and nine months ended September 30, 2007 is attributable to an agreement reached between one of our Brazilian subsidiaries and a large customer in the third quarter of 2006 to settle mutual accounts receivable and payable between the two parties. This agreement allowed for an inflation adjustment on the liability that resulted in $20 million of additional interest expense recognized in the third quarter of 2006 at the Brazilian subsidiary. The inflation adjustment on the receivable balance is included in interest income. Interest expense also decreased due to the benefits of debt retirement activities and lower interest rates at several of our Latin American subsidiaries. These decreases were offset by new debt at one of our subsidiaries in New York and one in Kazakhstan, debt at recently acquired businesses, an increase in interest rate at one of our Brazilian subsidiaries, and negative impacts from foreign currency translation in Brazil.

  Interest income

        Interest income increased $7 million, or 6%, to $122 million for the three months ended September 30, 2007 from $115 million for the three months ended September 30, 2006. The increase is primarily due to $12 million in interest income recognized at one of our subsidiaries in Brazil on restricted judicial escrow deposits, interest income at recently acquired businesses, favorable foreign currency translation in Brazil, and interest income on investments and cash equivalents principally at Brazil and Kazakhstan. These increases were offset by reduced interest income from lower regulatory asset balances at one of our Brazilian subsidiaries and $22 million recognized as interest income in the third quarter of 2006 related to an accounts receivable inflation adjustment associated with an agreement between one of our Brazilian subsidiaries and a large customer to settle mutual accounts receivable and payable between the two parties. The inflation adjustment on the payable balance is included in interest expense.

        Interest income increased $47 million, or 15%, to $363 million for the nine months ended September 30, 2007 from $316 million for the nine months ended September 30, 2006. The increase is primarily due to the items mentioned above, in addition to approximately $19 million in interest income recognized in the second quarter of 2007 related to a gross receipts tax recovery at two of our Latin American businesses. These increases were offset by the items mentioned above, in addition to interest income at one of our subsidiaries in the Dominican Republic related to the settlement of certain net receivables with the government in February 2006.

  Other expense

        Other expense decreased $28 million to $25 million for the three months ended September 30, 2007 from $53 million for the three months ended September 30, 2006. The decrease is primarily due to an $11 million write-off of certain regulatory assets that were evaluated for recoverability at one of our Brazilian subsidiaries and a $13 million charge related to an increase in North American legal contingencies, both recognized in third quarter 2006.

        Other expense decreased $72 million to $90 million for the nine months ended September 30, 2007 from $162 million for the nine months ended September 30, 2006. The decrease is primarily due to a $40 million loss on the retirement of senior subordinated debentures at the Parent Company and charges of $22 million related to debt extinguishments at our businesses in El Salvador, both recognized during the first quarter of 2006, as well as the regulatory assets write-off and increase in legal contingencies items mentioned above. These decreases were offset by a $22 million charge recorded in the first quarter of 2007 related to an increase in legal reserves in Kazakhstan.

  Other income

        Other income decreased $6 million to $25 million for the three months ended September 30, 2007 from $31 million for the three months ended September 30, 2006. The decrease is primarily due to gains on extinguishment of debt at two of our subsidiaries in Argentina during the third quarter of 2006.

        Other income increased $250 million to $324 million for the nine months ended September 30, 2007 from $74 million for the nine months ended September 30, 2006. The increase is primarily due to a $137 million contract settlement gain at one of our subsidiaries in New York, a $93 million gross receipts tax recovery at two of our Latin American subsidiaries, and $17 million related to a legal settlement during the first quarter of 2007 at one of our subsidiaries in Brazil.

  Gain on sale of investments

        There was no gain on sale of investments for the three months ended September 30, 2007. Gain on sale of investments of $9 million for the three months ended September 30, 2006 consisted primarily of a $9 million net gain on the transfer of Infoenergy, a wholly owned subsidiary, to Brasiliana. Brasiliana is 54% owned by BNDES, but controlled by AES. This transaction was part of the Company's agreement with BNDES to terminate the SUL Option.

        Gain on sale of investments decreased $88 million to $10 million for the nine months ended September 30, 2007 from $98 million for the nine months ended September 30, 2006. Gain on sale of investments for the nine months ended September 30, 2007 included a net gain of $10 million on the sale of 0.91% of our ownership in Gener in May 2007. Gain on sale of investments for the nine months ended September 30, 2006 included a net gain of $87 million on the sale of our equity investment in a power project in Canada (Kingston) in March 2006, and a net gain of $9 million on the transfer of Infoenergy, a wholly owned AES subsidiary, to Brasiliana in September 2006.

  Loss on sale of subsidiary stock

        As discussed in Note 13 to the condensed consolidated financial statements, in September 2006, Brasiliana's wholly owned subsidiary, Transgás, sold a 33% economic ownership in Eletropaulo, a regulated electric utility in Brazil. Despite the reduction in economic ownership, there was no change in Brasiliana's voting interest in Eletropaulo and Brasiliana continues to control Eletropaulo. Brasiliana received $522 million in net proceeds on the sale. On October 5, 2006, Transgás sold an additional 5% economic ownership in Eletropaulo for $78 million in net proceeds. For the three and nine months ended September 30, 2006, AES recognized a pre-tax loss of $536 million as a result of the recognition of previously deferred currency translation losses.

  Asset impairment expense

        Asset impairment expense increased $22 million to $38 million for the nine months ended September 30, 2007 from $16 million for the nine months ended September 30, 2006. Asset impairment expense for the three and nine months ended September 30, 2007 consisted primarily of an impairment charge of $25 million triggered by a failure of a compressor at our Placerita subsidiary. This was coupled with an impairment charge of $10 million related to the curtailment of operations at Coal Creek, a coal mine owned by our subsidiary Cavanal Minerals in the third quarter of 2007. Asset impairment expense for the nine months ended September 30, 2006 consisted primarily of a pre-tax impairment charge of $11 million related to AES Ironwood, a gas-fired combined cycle generation plant located in the United States. This impairment was caused by a forced outage which was necessary to repair a damaged combustion turbine. This was coupled with an impairment charge of $5 million related to a decrease in the market value of five held-for-sale gas turbines at our subsidiary Itabo located in the Dominican Republic.

  Foreign currency transaction gains (losses) on net monetary position

        Foreign currency transaction gains (losses) at certain of the Company's foreign subsidiaries and affiliates were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
AES Corporation	$9	$(9)	$12	$(15)
Argentina	(4)	(1)	(8)	(6)
Brazil	(5)	(22)	(2)	(49)
Dominican Republic	—	2	1	—
Pakistan	(1)	(5)	(4)	(13)
Chile	—	—	(1)	—
Kazakhstan	2	(11)	8	—
Colombia	1	(5)	(7)	3
Cameroon	—	—	—	2
Other	—	2	(1)	2

Total(1)	$2	$(49)	$(2)	$(76)

(1)
Includes $11 million and $23 million of losses on foreign currency derivative contracts for the three months ended September 30, 2007 and 2006, respectively; and includes $31 million and $46 million of losses on foreign currency derivative contracts for the nine months ended September 30, 2007 and 2006, respectively.

        The Company recognized foreign currency transaction gains of $2 million and losses of $49 million, respectively, for the three months ended September 30, 2007 and 2006. Fluctuations in foreign currency impacted primarily AES Corporation, Brazil, Kazakhstan and Colombia.

        The $9 million foreign currency gain at AES Corporation for the three months ended September 30, 2007 compared to the $9 million loss for the three months ended September 30, 2006 is primarily the result of favorable rates for the Euro.

        The decrease in foreign currency transaction losses in Brazil of $17 million is partially due to a decrease in foreign currency transaction losses of $8 million in Eletropaulo primarily as a result of swap contracts that were fully paid and executed in the third quarter in 2006 as Eletropaulo converted U.S. Dollar debt to Brazilian Real debt. Additionally, foreign currency transaction losses decreased by $7 million related to a forward exchange contract in Tiete during the third quarter of 2006 that was fully paid and executed by the end of 2006.

        The favorable change in foreign currency transaction gains in Kazakhstan of $13 million for the three months ended September 30, 2007, is primarily due to $16 million foreign currency transaction gains on debt denominated in currencies other than the Kazakh Tenge functional currency and resulting from the strengthening of the Kazakh Tenge, as well as due to $3 million foreign currency transaction losses on fixed U.S. Dollar firm commitments.

        The decrease in foreign currency transaction losses of $6 million in Colombia is primarily due to the devaluation of the Colombian Peso by 3% for the three months ended September 30, 2007 related to Colombian Peso denominated debt at Chivor (a U.S. Dollar functional currency subsidiary).

        The Company recognized $2 million foreign currency transaction losses for the nine months ended September 30, 2007 compared to $76 million for the nine months ended September 30, 2006. The $74 million decrease was primarily due to fluctuations in AES Corporation, Brazil, Pakistan, Kazakhstan and Colombia.

        The $12 million foreign currency gain at AES Corporation for the nine months ended September 30, 2007 compared to the $15 million loss for the nine months ended September 30, 2006 is primarily the result of favorable rates for the Euro.

        The decrease in foreign currency transaction losses in Brazil of $47 million is due to a decrease in foreign currency transaction losses of $21 million in Eletropaulo primarily as a result of swap contracts that were fully paid and executed in 2006 as Eletropaulo converted U.S. Dollar debt to Brazilian Real debt. Eletropaulo also experienced higher foreign currency transaction gains of $18 million associated with energy purchases denominated in U.S. Dollar as the Brazilian Real appreciated 17% for the nine months ended September 30, 2007. Sul extinguished U.S. Dollar denominated debt in the second quarter of 2006, resulting in less foreign currency transaction gains in 2007 of $14 million. The change in the functional currency of Brasiliana Energia, S.A. to Brazilian Real in the fourth quarter of 2006 resulted in less foreign currency transaction losses of $13 million in 2007 as no foreign currency transaction gains or losses were recorded in 2007. Additionally, foreign currency transaction losses decreased by $10 million related to a forward exchange contract in Tiete during the third quarter of 2006 that was fully paid and executed by the end of 2006.

        The decrease in foreign currency transaction losses in Pakistan is due to repayment of Yen denominated debt, coupled with a 3% depreciation of the Yen to the US Dollar, which resulted in a reduction of $9 million foreign currency translation losses for the nine months ended September 30, 2007.

        The favorable change in foreign currency transaction gains in Kazakhstan of $8 million for the nine months ended September 30, 2007, is primarily due to $6 million foreign currency transaction gains recorded on debt denominated in currencies other than the Kazakh Tenge functional currency and $3 million foreign currency transaction gains related to energy sales denominated and fixed in the U.S. Dollar.

        The decrease in foreign currency transaction gains of $10 million Colombia is primarily due to the appreciation of the Colombian Peso by 11% for the nine months ended September 30, 2007 compared to 2006 at Chivor (a U.S. dollar functional currency subsidiary).

  Equity in earnings of affiliates

        Equity in earnings of affiliates decreased $4 million, or 21%, to $15 million for the three months ended September 30, 2007 from $19 million for the three months ended September 30, 2006. The decrease was primarily due to the final payment made in the third quarter of 2006 for the settlement of a legal claim in the first quarter of 2006 related to AES Barry, an equity method investee of AES, as well as decreased earnings at Yangcheng, a coal plant in China which was driven primarily by a surge in coal prices in 2007 compared to 2006. The decrease was partially offset by the impact of decreased losses at Cartagena, an equity method investment in Spain in 2006 as compared to 2007.

        Equity in earnings of affiliates decreased $9 million, or 14%, to $56 million for the nine months ended September 30, 2007 from $65 million for the nine months ended September 30, 2006. The decrease was primarily due to the favorable settlement of a legal claim in the first quarter of 2006 related to AES Barry, an equity method investee of AES, decreased earnings at Itabo, an equity method investment in the Dominican Republic in 2006 as compared to 2007, as well as the sale of Kingston during the first quarter of 2006. The decrease was partially offset by the impact of decreased losses at Cartagena, an equity method investment in Spain in 2006 as compared to 2007.

  Other non-operating expense

        There was no other non-operating expense for the three months ended September 30, 2007. Other non-operating expense was $45 million for the nine months ended September 30, 2007 and was due to an other than temporary impairment in the Company's investment in AgCert, a United Kingdom based corporation that produces emission reduction credits. The Company acquired its investment in AgCert in May 2006 and, as required by generally accepted accounting principles, defined these securities as "available for sale". The market value of these securities, based on traded market prices, materially declined during the first half of 2007. Based on accounting guidance outlined in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, management concluded that the decline was "other than temporary" and recorded an impairment charge of $40 million in the second quarter of 2007. Additionally, a charge of $5 million was also recorded for the decrease in value of the AgCert warrants in the second quarter of 2007.

        During the third quarter of 2007, the value of this investment further declined by approximately $7 million. Management concluded that the decline was temporary and recorded the loss in accumulated other comprehensive loss. At September 30, 2007, the remaining investment in AgCert was approximately $5 million.

  Income taxes

        Income tax expense on continuing operations increased $141 million to $146 million for the three months ended September 30, 2007 from $5 million for the three months ended September 30, 2006. The Company's effective tax rates were 37% and (3)% (we had tax expense on a loss from continuing operations) for the three months ended September 30, 2007 and 2006, respectively. Income tax expense on continuing operations increased $321 million to $601 million for the nine months ended September 30, 2007 from $280 million for the nine months ended September 30, 2006. The Company's effective tax rates were 37% and 33% for the nine months ended September 30, 2007 and 2006, respectively.

        The net increase in effective tax rate for the third quarter and nine month period in 2007 compared to the same periods in 2006 was, in part, due to tax expense caused by the other-than-temporary impairment in the Company's investment in AgCert, the impact of an appreciating Real in certain of our Brazilian subsidiaries and the release of a valuation allowance at Eletropaulo in the second quarter of 2006 related to deferred tax assets for certain pension obligations offset by a tax benefit recorded upon the release of valuation allowance at one of our subsidiaries in Argentina in 2007. Additionally, the effective tax rate for the 2006 periods was impacted by the $554 million pre-tax book loss on the sale by Transgás of shares of Eletropaulo preferred stock. This transaction resulted in a $69 million tax benefit for the Brazilian tax loss incurred on the sale of Eletropaulo shares and a $52 million tax benefit related to the release of valuation allowance at Transgás on its deferred tax asset for net operating loss carryforwards.

  Minority interest

        Minority interest expense decreased $22 million to $163 million for the three months ended September 30, 2007 from $185 million for the three months ended September 30, 2006. The decrease is primarily due to the recognition of previous deferred currency translation losses associated with the sale of Eletropaulo shares during the third quarter 2006, resulting in a decrease of our economic ownership in Eletropaulo from 34% to 16% as well as decreased earnings at Uruguaiana, a Brazilian subsidiary, and Itabo offset by increased earnings at Tiete.

        Minority interest expense increased $106 million to $534 million for the nine months ended September 30, 2007 from $428 million for the nine months ended September 30, 2006. The increase is primarily due to a decrease in our economic ownership in Eletropaulo from 34% to 16% during the third quarter of 2006 as well as increased earnings at Brasiliana Energia, a Brazilian subsidiary, offset by decreased earnings at Uruguaiana, a Brazilian subsidiary.

  Discontinued operations

        As discussed in Note 7 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q, the results of operations for three entities sold are reflected within the discontinued operations portion of the condensed consolidated financial statements for 2007. These three entities and another entity sold in 2006 are reflected within the discontinued operations portion of the condensed consolidated financial statements for 2006.

        In February 2007, the Company entered into a definitive agreement to sell its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of withholding taxes. In addition, the agreement provided for the payment of a US$120 million dividend in 2007 that was approved and declared by EDC shareholders on March 1, 2007. A wholly-owned subsidiary of the Company was the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, received approximately US$97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The closing of the sale occurred on May 8, 2007, and the actual transfer of the shares along with payment of the purchase price occurred on May 16, 2007. During the first quarter of 2007, the Company recognized an impairment charge of approximately $638 million related to this sale. As a result of the final disposition of EDC in May 2007, the Company recognized an additional impairment charge of approximately $38 million net of income and withholding taxes. The total impairment charge of $676 million represented the net book value of the Company's investment in EDC less the selling price. The impairment expense is included in the loss from disposal of discontinued businesses line item on the condensed consolidated statement of operations for the nine months ended September 30, 2007.

        In May 2007, the Company's wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50MW Delano facility and the 25MW Mendota facility) for $51 million. These facilities, along with an associated management company (together, the "Central Valley Businesses") were included in the North America Generation segment. The AES Board of Directors approved the sale of the Central Valley Businesses in February 2007. As a result, Central Valley was reported as "held for sale" and the results of its operations and financial position are reflected in the discontinued operations line items in the Company's condensed consolidated financial statements for the nine months ended September 30, 2007. The closing of the sale occurred on July 16, 2007 and the Company recognized a gain on the sale of approximately $12 million net of income and withholding taxes.

        In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America Utilities business located in Argentina. The Buenos Aires Province in Argentina approved the transaction in May 2007. Therefore, Eden, a consolidated subsidiary of AES, was classified as "held for sale" and reflected as such on the condensed consolidated financial statements. In addition to the results of its operations, Eden has also recognized a $1 million unfavorable adjustment during the nine months ended September 30, 2007, to the originally recorded net loss on the sale as a result of the finalization of the sale transaction.

        In May 2006, the Company reached an agreement to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, collectively "IQP", which is part of the Europe & Africa

Generation segment. IQP is an Open Cycle Gas Turbine, located in the U.K. In September 2006, the Company completed the sale of IQP. Proceeds from the sale were $28 million in cash and the buyer assumed $30 million of IQP's debt. The results of operations of IQP for the three and nine months ended September 30, 2006, are reflected in the discontinued operations line items on the condensed consolidated statements of operations.

  Extraordinary item

        As discussed in Note 6 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q, in May 2006, AES purchased an additional 25% interest in Itabo, a power generation business located in the Dominican Republic for approximately $23 million. Prior to May, the Company held a 25% interest in Itabo, through its Gener subsidiary, and had accounted for the investment using the equity method of accounting with a corresponding investment balance reflected in the "Investments in and advances to affiliates" line item on the consolidated balance sheets. As a result of the transaction, the Company consolidates Itabo and, therefore, the investment balance has been reclassified to the appropriate line items on the consolidated balance sheets with a corresponding minority interest liability for the remaining 50% interest not owned by AES. The Company realized an after-tax extraordinary gain of $21 million as a result of the transaction due to an excess of the fair value of the noncurrent assets over the purchase price.

Critical Accounting Policies and Estimates

        The consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2006 Annual Report on Form 10-K/A. The Company's critical accounting estimates are described in Management's Discussion and Analysis included in the Company's 2006 Annual Report on Form 10-K/A. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Company's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

        The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the nine months ended September 30, 2007. The Company did not make any changes to those policies during the period.

Capital Resources and Liquidity

  Overview

        We are a holding company whose operations are conducted through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to the Parent Company, and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At September 30, 2007, we had $4.9 billion of recourse debt and $12.3 billion of non-recourse debt outstanding. For more information on our long-term debt, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

        In addition to utilizing non-recourse debt, when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock, and other securities, as well as proceeds from the sales of assets. Similarly, in certain of our businesses, we may provide financial guarantees or other credit support for the benefit of lenders or counterparties who have entered into contracts for the purchase or sale of electricity with our subsidiaries. In such circumstances, if a subsidiary defaults on its payment or supply obligation, we will be responsible for the subsidiary's obligations up to the amount provided for in the relevant guarantee or other credit support.

        We expect to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or may not be available on economically attractive terms. If we decide not to provide any additional funding or credit support to a subsidiary that is under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary. At September 30, 2007, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $652 million (excluding those collateralized by letters of credit and other obligations discussed below).

        As a result of the Parent Company's below investment grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counterparties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2007, we had $354 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. These letters of credit were provided under our revolver and senior unsecured credit facility. We pay letter of credit fees ranging from 1.63% to 3.70% per annum on the outstanding amounts. In addition, we had less than $1 million in surety bonds outstanding at September 30, 2007. Management believes that cash on hand, along with cash generated through operations, and our financing availability will be sufficient to fund normal operations, capital expenditures, and debt service requirements.

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

  Cash Flows

        At September 30, 2007, cash and cash equivalents increased by $285 million from December 31, 2006 to $1,664 million. The change in cash was due to $1,848 million of cash provided by operating activities, $1,335 of cash used in investing activities, $274 million of cash used in financing activities and the positive effect of exchange rates on cash of $46 million.

  Operating Activities

        Net cash provided by operating activities decreased by $31 million to $1,848 million in the first nine months of 2007 compared to $1,879 million during the same period in 2006. Excluding the decrease in net cash provided by operating activities from EDC, which was sold in May 2007, net cash provided by operating activities would have increased $162 million. This increase was primarily due to:

  •
  $53 million increase in net earnings (adjusted for non cash items);

  •
  approximately $95 million decrease in net working capital attributable to an increase in accounts payable and other accrued liabilities offset by an increase in accounts receivable;

  •
  $74 million decrease in pension contributions at Eletropaulo in Brazil;

  •
  $29 million decrease in swap payments at New York; offset by

  •
  $43 million decrease as a result of settlements in the prior year; and

  •
  $43 million increase in interest paid.

  Investing Activities

        Net cash used for investing activities in the first nine months of 2007 totaled $1,335 million compared to $574 million during the same period in 2006. This increase of $761 million was primarily attributable to the following:

        Capital expenditures totaled $1,728 million during the first nine months of 2007, a $731 million increase over the $997 million balance during the same period in 2006. This was mainly due to increased spending of $232 million for the Maritza East 1 lignite-fired power plant in Bulgaria, $62 million for the Ventanas coal plant and $23 million for the Santa Lidia project, both at Gener in Chile, $48 million at New York in the U.S. related to Somerset and Cayuga facilities, $46 million for the flue gas desulphurization plant at Kilroot in Ireland, $45 million at Panama for the Changuinola project, $32 million related to our facility in Jordan, $20 million at Eletropaulo in Brazil primarily for maintenance projects and $19 million at IPL in the U.S. for environmental projects. In addition there was increased spending related to wind development projects of $130 million at our U.S. businesses. These increases were offset by decreases of $35 million in North America.

        Acquisitions-net of cash acquired totaled $316 million in the first nine months of 2007, a $303 million increase over the $13 million during the same period in 2006. This increase was mainly due to the purchase of two 230 MW petroleum coke-fired power plants at TEG/TEP in Mexico in the first quarter of 2007 for approximately $195 million, the purchase of a 51% interest in a joint venture with 26 MW existing capacity and a 390 MW development pipeline of hydroelectric projects in Turkey for approximately $76 million, and the purchase of Storm Lake and Lake Benton at Mid-West Wind in the U.S. for approximately $60 million.

        Proceeds from the sales of businesses totaled $835 million in the first nine months of 2007 and $817 million during the same period in 2006. The first nine months of 2007 included proceeds from the sale of our businesses EDC in Venezuela for $739 million, Central Valley in the U.S. for $51 million, Eden in Argentina for $17 million as well as proceeds from the sale of approximately 1% of our shares in AES Gener for $25 million. The same period in 2006 included proceeds of $522 million from the sale of Eletropaulo shares held by AES Transgás, $124 million from the sale of approximately 7.6% of our shares in AES Gener and $110 million from the sale of our Kingston business in Canada.

        The purchase of short-term investments, net of sales totaled $148 million in the first nine months of 2007, a $154 million decrease as compared to the same period in 2006. These transactions included a $262 million decrease in purchases, net at Tiete in Brazil as the result of a change in investment strategy in 2006 from investing in cash equivalents to investing in Brazilian government bonds, and a $62 million increase in purchases, net at Gener primarily due to the sale of investments to pay for dividends, debt and interest. This was offset by a $96 million increase in purchases, net at Ekibastuz in Kazakhstan for loan collateral, and an $80 million increase in purchases, net at Uruguaiana in Brazil due to new investments.

        Restricted cash balances increased $105 million in the first nine months of 2007. Restricted cash balances increased $48 million at New York, $42 million at Red Oak in the U.S., $28 million at Mid-West Wind, $26 million at Global Insurance, $21 million at Kilroot, $21 million at Eletropaulo, $15 million at Puerto Rico, $11 million at Ras Laffan in Qatar and $9 million at Panama. These were offset by decreases of $112 million at IPL, $15 million at Hawaii, $12 million at Alicura in Argentina and $11 million at Southland in the U.S.

        Proceeds from the sale of emission allowances totaled $10 million in the first nine months of 2007, a $65 million decrease from the same period in 2006. These sales occurred primarily at our businesses located in the U.S. and Europe in 2006.

        Purchases of emission allowances totaled $3 million in the first nine months of 2007, a $50 million decrease from the same period in 2006. These purchases were primarily at our businesses located in the U.S. in 2006.

        Debt service reserves and other assets decreased $63 million in the first nine months of 2007. This was mainly due to decreases of $72 million at Kilroot, $19 million at Tiete in Brazil, $12 million at Pak Gen in Pakistan and $10 million at Lal Pir in Pakistan. These were offset by an increase of $38 million at Eletropaulo.

  Financing Activities

        Net cash used in financing activities totaled $274 million in the first nine months of 2007 as compared to $695 million during the same period in 2006. This $421 million decrease was primarily attributable to a decrease in cash used for debt, net of repayments of $495 million, an increase in contributions from minority interests of $253 million and a decrease in payments for deferred financing of $28 million, offset by an increase in distributions to minority interests for $361 million.

        Debt issuances of non-recourse debt during the first nine months of 2007 were $1,169 million compared to $1,437 million during the same period in 2006. This decrease of $268 million was primarily due to a decrease in borrowings at Sul in Brazil of $495 million, at CAESS in El Salvador of $223 million, at Eletropaulo in Brazil of $145 million and at Clesa in El Salvador of $77 million. These decreases were offset by an increase in borrowings at TEG/TEP in Mexico for $227 million, at Sonel in Africa for $150 million, at Maritza in Bulgaria for $141 million, at Ekibastuz in Kazakhstan for $97 million and at IPL in the U.S. for $65 million.

        Debt repayments of non-recourse debt and revolving credit facilities, net during the first nine months of 2007 were $1,217 million compared to $1,980 million during the same period in 2006. The decrease of $763 million was primarily due to a decrease in repayments at Sul of $490 million, net at CAESS of $191 million, at Eletropaulo of $173 million, net at the Parent Company of $163 million, at EDC in Venezuela of $124 million, at Buffalo Gap in the U.S. of $116 million, at Lal Pir in Pakistan of $66 million, at Clesa of $62 million and at Gener in Chile of $55 million. These decreases were offset by an increase in repayments at TEG/TEP for $238 million, net at IPL for $170 million, at Buffalo Gap

2 in the U.S. for $116 million, at Alicura in Argentina for $68 million, at Kilroot in Ireland for $67 million and at Sonel for $52 million.

        Minority distributions were $571 million during the first nine months of 2007 compared to $210 million during the same period in 2006. This increase of $361 million includes dividends paid to minority shareholders primarily by Eletropaulo for $208 million and by Brasiliana Energia for $115 million and a $26 million return of capital by Barka to its minority partner.

        Minority contributions were $370 million during the first nine months of 2007 compared to $117 million during the same period in 2006. This increase of $253 million was primarily due to contributions received from the tax equity partners of $314 million at Buffalo Gap 2 and $31 million at Mid-West Wind offset by a decrease of $115 million at Buffalo Gap in the U.S.

  Parent Company Liquidity

        The following discussion of "Parent Company liquidity" has been included because we believe it is a useful measure of the liquidity available to the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company liquidity as outlined below is not a measure under generally accepted accounting principles ("GAAP") and should not be construed as an alternative to cash and cash equivalents which are determined in accordance with GAAP, as a measure of liquidity. Cash and cash equivalents are disclosed in the Consolidated Statement of Cash Flows. Parent Company liquidity may differ from that, of similarly titled measures used by other companies. Our principal sources of liquidity at the Parent Company level are:

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

        In December 2006, the AES Corporation exercised its right to increase the revolving credit facility by $100 million to a total of $750 million. As of September 30, 2007, there were no outstanding borrowings against the revolving credit facility. The Parent Company had $44 million of letters of credit outstanding against the revolving credit facility as of September 30, 2007.

        The Parent Company entered into a $500 million senior unsecured credit facility agreement effective March 31, 2006. On May 1, 2006, the Parent Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. At September 30, 2007, the Parent Company had $100 million of outstanding borrowings under the senior unsecured credit facility. The Parent Company had $310 million of letters of credit outstanding against the senior unsecured credit facility as of September 30, 2007. The credit facility is being used to support our ongoing share of construction obligation for AES Maritza East 1 and for general corporate purposes.

        On October 10, 2007, the Company issued $2 billion of senior unsecured notes. The private placement of senior unsecured notes consisted of $500 million principal amount of 7.75% senior notes due 2015 and $1.5 billion principal amount of 8.0% senior notes due 2017.

        The Company intends to use the net proceeds from the sale of the senior notes primarily to refinance a portion of its recourse debt. However, depending on the timing of the sources and uses of parent-level funds, up to $600 million of the net proceeds may be used to support the Company's near-term investment requirements such as our potential equity investment in Brasiliana, or for general corporate purposes. As previously disclosed in our Form 10-K/A filed on August 10, 2007, we have a right of first refusal under the Brasiliana shareholders' agreement to acquire BNDES's interest in Brasiliana, a holding company through which we own three of our Brazilian subsidiaries: Eletropaulo, Tiete and Uruguaiana. BNDES has begun the process to sell its interest in Brasiliana and, depending upon the ultimate valuation of Brasiliana, we may decide to exercise our right of first refusal. The Company may also use its internally-generated free cash flow, additional financing transactions and portfolio management transactions, including (but not limited to) asset sales and subsidiary recapitalization transactions to fund its investments and for the refinancing of its recourse debt.

        If we do not exercise our right of first refusal, under the terms of the shareholders agreement, we may be required to sell our Brasiliana shares. In that event, the Company's liquidity will increase when it receives proceeds from the sale of its shares.

        As disclosed in the Company's Form 8-K dated October 16, 2007, on that date the Company commenced a tender offer for up to $1.24 billion senior notes, including $202 million of 8.75% Senior Notes due 2008 (the "2008 Notes"); $600 million of 9.00% Second Priority Senior Secured Notes due 2015 (the "2015 Notes"); and the remainder to its 8.75% Second Priority Senior Secured Notes due 2013 (the "2013 Notes"). On October 30, 2007 and pursuant to the terms of the tender offer, the Company provided early settlement for the purchase of $193 million principal amount of the 2008 Notes and $598 million principal amount of the 2015 Notes tendered and not withdrawn prior to October 29, 2007 for a total purchase price of $867 million, including tender premiums and accrued interest. The Company will record an expense in the fourth quarter and year ending December 31, 2007 of $45 million of tender consideration and $11 million of write-off of unamortized deferred financing costs on the 2008 and 2015 Notes. There may be additional expense associated with the final settlement date, scheduled for the middle of November 2007. If the Company executes the tender offer on up to an additional $449 million principal amount of the 2013 Notes in the fourth quarter, it would record an additional tender consideration and write-off of deferred financing costs of approximately $35 million.

        The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facilities. Parent company liquidity is reconciled to its most directly comparable GAAP financial measure, "cash and cash equivalents" at September 30, 2007 and December 31, 2006 as follows:

Parent Company Liquidity	September 30, 2007	December 31, 2006
	(in millions)
Cash and cash equivalents	$1,664	$1,379
Less: Cash and cash equivalents at subsidiaries	1,045	1,122

Parent and qualified holding companies cash and cash equivalents	619	257
Borrowing available under revolving credit facility	706	662
Borrowing available under senior unsecured credit facility	190	227

Total parent liquidity	$1,515	$1,146

        The following table summarizes our Parent Company contingent contractual obligations as of September 30, 2007:

Contingent Contractual obligations	Amount	Number of Agreements	Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$652	33	<$1 - $168
Letters of credit under the revolving credit facility	44	13	<$1 - $28
Letters of credit under the senior unsecured credit facility	310	15	<$1 - $219
Surety bonds	1	1	< $1

Total	$1,007	62

        We have a varied portfolio of performance related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, buyer and tax indemnities, equity subscription, spot market power prices, supplier support and liquidated damages under power sales agreements for projects in development, under construction and operation. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations during 2007 or beyond, many of the events which would give rise to such an obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments thereunder.

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

        Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheet related to such defaults was $514 million at September 30, 2007, all of which is non-recourse debt.

        None of the subsidiaries that are currently in default are owned by subsidiaries that currently meet the applicable definition of materiality in AES's corporate debt agreements in order for such defaults to trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES Parent Company's outstanding debt securities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company believes that while there have been no material changes in its aggregate portfolio of instruments there has been a significant increase in the short term exposure to foreign exchange and interest rate risks during the nine months ended September 30, 2007, compared with the exposure set forth in the Company's 2006 Annual Report on Form 10-K/A.

        We have performed a company wide value at risk analysis ("VaR") of all of our material financial assets, liabilities and derivative instruments. Embedded derivatives are not appropriately measured here and are excluded since VaR is not representative of the overall contract valuation. The VaR calculation incorporates numerous variables that could impact the fair value of our instruments, including interest rates, foreign exchange rates and commodity prices, as well as correlation within and across these variables. We express Analytic VaR herein as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one day holding period. Our commodity analysis is an Analytic VaR utilizing a variance-covariance analysis within the commodity transaction management system, and is reported for financially settled derivative products at the Eastern Energy business in New York State.

        The Value at Risk as of September 30, 2007 for foreign exchange, interest rate and commodities was $61 million, $117 million and $12 million, respectively. The increase in foreign exchange and interest rate VaR relative to the second quarter of 2007 is primarily due to higher market volatilities.

ITEM 4.    CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the chief executive officer ("CEO") and chief financial officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures.

        The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a 15 and 15d 15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a 15(e) and 15d 15(e)). Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities and Exchange Act of 1934 was recorded, processed, summarized and reported accurately as evidenced by the material weaknesses described below.

        As reported in Item 9A of the Company's 2006 Form 10-K/A filed on August 7, 2007, management reported that material weaknesses existed in our internal controls as of December 31, 2006 and is in the process of taking remedial steps to correct these weaknesses. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this 2007 Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

  Changes in Internal Controls

        In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. There are no new reportable material weaknesses this quarter. As discussed below, the Company continues to implement processes and controls to remediate its existing material weaknesses. Changes have been, and will continue to be made to our internal control over financial reporting in adapting these remediation processes.

        The CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a 15 or 15d 15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        As reported in Item 9A of our 2006 Form 10-K/A filed on August 7, 2007, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2006. These material weaknesses continued to exist as of September 30, 2007. The following is a discussion of the material weaknesses, any of which could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

  Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

        The Company previously reported it lacked effective controls to ensure the proper application of SFAS No. 52, Foreign Currency Translation, related to the treatment of foreign currency gains or losses on certain long term intercompany loan balances denominated in other than the entity's functional currency and lacked appropriate documentation for the determination of certain of its holding companies' functional currencies. The Company also previously reported it was incorrectly translating certain loan balances due to the fact that it lacked an effective assessment process to identify and document whether or not a loan was to be repaid in the foreseeable future at inception and to update this determination on a periodic basis. Also, the Company previously reported it had incorrectly determined the functional currency for one of its holding companies which impacted the proper translation of its intercompany loan balances.

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

  Contract Accounting:

        As disclosed in the Company's 2006 Form 10-K/A, the material weakness previously identified as "Derivative Accounting" has been restated as "Contract Accounting". This restatement of this material weakness resulted from the fact that during remediation of the "Derivative Accounting" material weakness, the Company identified certain lease-related errors related to the accounting for contract modifications that occurred after the July 1, 2003 implementation of EITF 01-08, Determining Whether an Arrangement Contains a Lease (EITF 01-8). Accordingly, the Company believes that the restated material weakness more accurately reflects the ineffective operation of controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and upon modification, to allow them to be adequately accounted for in accordance with US GAAP. The errors that have been identified during the remediation have been recorded in the May 2007 Restatement or the August 2007 Restatement.

  Lack of Detailed Accounting Records for Certain Holding Companies:

        While testing newly implemented controls for the Income Tax and Treatment of Intercompany Loan material weaknesses during and subsequent to the fourth quarter of 2006, the Company identified a risk related to a lack of maintenance of separate legal entity books and records for certain holding companies. While the Company believes it has manual processes in place to capture and segregate all material transactions related to these entities, there remains a risk that a material misstatement could occur related to an error in the translation of intercompany loan balances denominated in other than the entity's functional currency for these holding companies or in the Company's income tax provision calculations. In addition, there is a risk that as the Company continues to add holding companies, without establishing separate legal entity books and records, certain transactions may not be captured by the current manual processes.

  Lack of Adequate Controls and Procedures Related to Granting and Reporting of Share-Based Compensation:

        The Company determined that it lacked effective controls and procedures related to its accounting for share-based compensation resulting from weaknesses in its granting practices. These weaknesses include a lack of adequate understanding, communication and recording of the compensation expense based on the determination of appropriate measurement dates for accounting purposes. The errors identified from this review were adjusted in conjunction with the May 23, 2007 restatement of the financial statements for the years ended December 31, 2004 and 2005.

  Material Weaknesses Remediation Plans as of the date of filing this Form 10-Q

        Management and our Board of Directors are committed to the remediation of these material weaknesses as well as the continued improvement of the Company's overall system of internal control over financial reporting. Management is implementing remediation plans for the weaknesses described below and has taken efforts to strengthen the existing finance organization and systems across the Company.

  Treatment of Intercompany Loans Denominated in Other Than the Functional Currency:

        As of December 31, 2005, the Company confirmed the correct evaluation and documentation of certain material intercompany loans with the parent denominated in currencies other than the entity's functional currency to ensure proper application of SFAS 52—"Foreign Currency Translation" and re-evaluated and documented the functional currencies of certain U.S. and non U.S. holding companies to ensure that proper SFAS 52 translations were being performed. During 2006, the Company implemented additional control procedures designed to ensure the appropriate documentation and evaluation of the determination of an entity's functional currency on a periodic basis, particularly as it relates to holding companies that might have material intercompany transactions. As of December 31, 2006, the Company had implemented new controls and procedures. The completed steps of the remediation plan included the following:

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

  •
  Developed policies requiring review and functional currency determination at the time a new legal entity is established and documentation of intercompany loan relationships and appropriate accounting treatment based upon the nature of the loan when the loan is denominated in other than the entity's functional currency; and

  •
  Implemented additional procedures with respect to the financial statement preparation process to require validation of new intercompany loan activity by each operating subsidiary and review of functional currency determination for newly established operating subsidiaries.

        The Company continues to implement the remediation plans of the previously reported material weakness and it will continue to assess the operating effectiveness of these controls as well as identify areas for improvement to the current execution of certain controls prior to concluding on full remediation. In order to complete remediation of this material weakness, the Company has continued to improve policies, procedures and checklist to track the information, liquidation and changes to the

Company's legal entities and intercompany loans and additional training has been provided to ensure such transactions are properly reviewed and documented. Subsequent testing of operating effectiveness testing is being performed for the newly implemented controls prior to concluding on remediation.

  Aggregation of Control Deficiencies at our Cameroonian Subsidiary:

        The Company performs monthly detailed analytical reviews of SONEL's financial statements to obtain assurance that reported results are not misstated. As part of its 2006 remediation plan, SONEL reported implementation of certain key controls related to the analytical review during the third and fourth quarters of 2006. In addition, the business unit performed limited self testing of the remediation work performed to date. Additional and more comprehensive testing of all key controls implemented as part of its 2007 remediation efforts is in process. The Company has executed or is in the process of executing the following steps in its remediation plan:

  •
  Completed initial restructuring and hiring of additional finance personnel for the SONEL finance organization, including the core SONEL financial reporting and financial controls teams, as well as within the operational and functional areas and regional offices. The Company determined that additional resources are needed in the SONEL corporate and regional accounting and finance groups, therefore this hiring effort will continue during the last quarter of 2007;

  •
  Codified the local end of month closing procedures and continuing to perform the local monthly analytical reviews of the financial statements including key balance sheet account analysis and conversion of local currency financial statements to U.S. dollar;

  •
  Implementing underlying key controls supporting the financial statement analytic procedures designing and implementing specific action plans to remediate known key control deficiencies in all business cycles and resolving outstanding account reconciliation issues;

  •
  Developing and distributing local commercial and financial and accounting policies and procedures guidance for use by SONEL corporate and regional offices to ensure implementation and future execution of controls; and

  •
  Expanding the information technology infrastructure, resources, and capabilities across SONEL's business units in order to centralize and improve the financial data collection process, customer billing system and operational efficiency of financial reporting.

Contract Accounting:

        As noted above, the material weakness previously disclosed as a "Derivative Accounting" material weakness was restated to a "Contract Accounting" material weakness in the Company's August 2007 Form 10K/A. Although the material weakness was restated, the remediation plan disclosed prior to the restatement remained in place with the addition of the steps identified below. The Company believes it has implemented appropriate controls to ensure remediation of the previously identified material weakness, and will continue to assess the operating effectiveness of these controls as well as identify areas for improvement to the execution of current controls, before concluding on full remediation. During the third quarter of 2007 the Company made progress toward the completion of the remediation steps added after the August 2007 restatement. Such progress included the implementation of a new contract completeness certification process and the identification of certain contracts that will be subject to further US GAAP review. The Company also deployed additional online contract and derivative accounting training modules. As previously disclosed, the completed steps related to the remediation plan include the following:

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

        Additional steps added to the remediation plan as a result of the restated material weakness and which have not been completed:

  •
  Improved procedures to ensure the submission of contracts and contract modifications for US GAAP evaluation; and

  •
  Additional training to both finance and non-finance employees who are responsible for hedging activities, development of power purchase agreements and negotiation of significant purchase contracts.

  Lack of Detailed Accounting Records for Certain Holding Companies:

        While the Company believes it has manual processes in place to capture all material transactions there remains a risk that due to the lack of detailed records for these holding companies, transactions may not be timely captured or evaluated at the appropriate level of detail during the translation of intercompany loan balances denominated in other than the entity's functional currency for these holding companies or the computation of the tax provision. The completed steps related to the remediation plan include the following

  •
  Outline a plan to communicate, document and track the formation or liquidation or changes to the Company's legal entities, including distribution of updated policies and procedures and checklists to track these changes;

  •
  Expanded staffing and resources dedicated to create current legal entity accounting records; and

  •
  Created a priority list of legal entities for purposes of establishing comprehensive general ledger packages; and

  •
  Distributed updated policies, procedures and checklists to track the formation, liquidation and changes to the Company's legal entities.

        The Company continues to execute on additional steps to the remediation plan. The following remediation steps are still in process:

  •
  Complete the establishment of general ledger packages for the priority list of legal entities; and

  •
  Provide training to the various corporate and field personnel concerning best practices for the maintenance of these legal entities.

        The Company continues to implement the remediation plans of this material weakness and it will assess the operating effectiveness of these controls as well as identify areas for improvement to the current execution of certain controls prior to concluding on full remediation. In order to complete remediation of this material weakness, the Company will continue to improve policies and procedures to identify new legal entities. Subsequent testing of operating effectiveness testing will be performed for the newly implemented controls prior to concluding on remediation. The Company does not expect that this material weakness will be remediated by the end of 2007.

  Lack of Adequate Controls and Procedures Related to Granting and Reporting of Share-Based Compensation:

        The Company retained an outside consulting firm to assist with the collection and processing of data relating to the Company's share-based compensation grants and electronic discovery for the periods 1997-2007. The outside consulting firm also provided a team of forensic accountants to assist the Company with its: (i) evaluation of relevant SEC and FASB guidance relating to share-based compensation; (ii) implementation of procedures for review of electronic data, including emails; and (iii) analysis of the information used to determine measurement dates, strike prices and valuations required to reach the resulting accounting adjustments.

        As disclosed in the Company's Form 10K/A for the year ended December 31, 2006 the Company instituted a moratorium on grants of share-based compensation. On October 12, 2007, the Board lifted the moratorium on grants and/or modifications of shared- based compensation

        The Company's remediation plan includes the following:

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

  •
  Establishing formal polices and procedures in the granting process to ensure that the measurement date and the grant date are the same; and

  •
  Performing a comprehensive review of the Company's stock compensation database to ensure that it is current, accurate and complete as the point of record for all outstanding share-based compensation and establishing monthly database maintenance procedures to ensure on-going reconciliation and roll forward from the administrative database to the Company's accounting records.

As of September 30, 2007, the Company has documented and implemented its remediation plan for share based compensation. The new procedures and controls will be tested during the fourth quarter.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2007.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$771 million (US$420 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and, in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice ("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. In June 2007, Eletropaulo's appeal to the Special Court was dismissed by the reporting judge. Eletropaulo has appealed that dismissal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobras does so, Eletropaulo may be required to provide security in the amount of its alleged liability. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In September 1999, a state appellate court in Minas Gerais, Brazil, granted a temporary injunction suspending the effectiveness of a shareholders' agreement between Southern Electric Brasil Participacoes, Ltda. ("SEB") and the state of Minas Gerais concerning Companhia Energetica de Minas Gerais ("CEMIG"), an integrated utility in Minas Gerais. The Company's investment in CEMIG is through SEB. This shareholders' agreement granted SEB certain rights and powers in respect of CEMIG ("Special Rights"). In March 2000, a lower state court in Minas Gerais held the shareholders' agreement invalid where it purported to grant SEB the Special Rights and enjoined the exercise of the Special Rights. In August 2001, the state appellate court denied an appeal of the decision and extended the injunction. In October 2001, SEB filed appeals against the state appellate court's decision with the Federal Superior Court and the Supreme Court of Justice. The state appellate court denied access of these appeals to the higher courts, and in August 2002 SEB filed interlocutory appeals against such denial with the Federal Superior Court and the Supreme Court of Justice. In December 2004, the Federal Superior Court declined to hear SEB's appeal. However, the Supreme Court of Justice is considering whether to hear SEB's appeal. SEB intends to vigorously pursue a restoration of the value of its investment in CEMIG by all legal means; however, there can be no assurances that it will be successful in its efforts. Failure to prevail in this matter may limit SEB's influence on the daily operation of CEMIG.

        In August 2000, the Federal Energy Regulatory Commission ("FERC") announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 ("Refund Period"). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC's decision not to impose refunds for the alleged failure to file rates, including transaction-specific data, for sales during 2000 and 2001 ("September 2004 Decision"). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. The Ninth Circuit has temporarily stayed the remand to FERC until November 16, 2007, so that settlement discussions may take place. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC ("August 2006 Decision"). The Ninth Circuit has temporarily stayed the date to petition for rehearing of its August 2006 Decision until November 16, 2007, to facilitate settlement discussions. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita's potential liability could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita's potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In August 2001, the Grid Corporation of Orissa, India ("Gridco"), filed a petition against the Central Electricity Supply Company of Orissa Ltd. ("CESCO"), an affiliate of the Company, with the Orissa Electricity Regulatory Commission ("OERC"), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC's August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO's distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and

Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited ("AES ODPL"), and Jyoti Structures ("Jyoti") pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the "CESCO arbitration"). In the arbitration, Gridco appears to seek approximately $188.5 million in damages plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company has counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents' counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has filed a challenge of the arbitration award with the local Indian court. Proceedings remain pending before the Indian Supreme Court regarding the presiding arbitrator's fees and the venue of future hearings, if any. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In December 2001, a petition was filed by Gridco in the local Indian courts seeking an injunction to prohibit the Company and its subsidiaries from selling their shares in Orissa Power Generation Company Pvt. Ltd. ("OPGC"), an affiliate of the Company, pending the outcome of the above-mentioned CESCO arbitration. OPGC, located in Orissa, is a 420 MW coal-based electricity generation business from which Gridco is the sole off-taker of electricity. Gridco obtained a temporary injunction, but the District Court eventually dismissed Gridco's petition for an injunction in March 2002. Gridco appealed to the Orissa High Court, which in January 2005 allowed the appeal and granted the injunction. The Company has appealed the High Court's decision to the Supreme Court of India. The Supreme Court adjourned this matter to await the award in the CESCO arbitration, which has been reported to the Supreme Court. The Company believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however there can be no assurances that it will be successful in its efforts.

        In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC's existing power purchase agreement ("PPA") with Gridco. In response, OPGC filed a petition in the Indian courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC's jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court's decision to the Supreme Court and sought stays of both the High Court's decision and the underlying OERC proceedings regarding the PPA's terms. In April 2005, the Supreme Court granted OPGC's requests and ordered stays of the High Court's decision and the OERC proceedings with respect to the PPA's terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC's appeal or otherwise prevents the OERC's proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC's financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In April 2002, IPALCO Enterprises, Inc. ("IPALCO"), the pension committee for the Indianapolis Power & Light Company thrift plan ("Pension Committee"), and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. In May 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the Pension Committee breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by, inter alia, permitting assets of the thrift plan to be invested in the common stock of IPALCO prior to the acquisition of IPALCO by the Company and allegedly failing to disclose directly to each plan participant the individual defendants' personal transactions in IPALCO stock prior to the acquisition. In September 2003 the Court granted plaintiffs' motion for class certification. A trial addressing only the allegations of breach of fiduciary duty was held in February 2006. In March 2007, the Court issued a decision in favor of defendants and dismissed the lawsuit with prejudice. In April 2007, plaintiffs appealed the Court's decision to the U.S. Court of Appeals for the Seventh Circuit as to the former officers and directors of IPALCO, but not as to IPALCO or the Pension Committee. The appeal has been fully briefed. Oral arguments on the appeal are on November 30, 2007.

        In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil ("MPF") notified AES Eletropaulo that it had commenced an inquiry related to the Brazilian National Development Bank ("BNDES") financings provided to AES Elpa and AES Transgás and the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo and the quality of service provided by Eletropaulo to its customers, and requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in federal court alleging that BNDES violated Law 8429/92 (the Administrative Misconduct Act) and BNDES's internal rules by: (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo's preferred shares at a stock-market auction; (4) accepting Eletropaulo's preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. ("Light") and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES's alleged violations. In June 2005, AES Elpa and AES Transgás presented their preliminary answers to the charges. In May 2006, the federal court ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal seeking to require the federal court to consider all five alleged violations. Also, in July 2006, AES Elpa and AES Transgás filed an interlocutory appeal seeking to enjoin the federal court from considering any of the alleged violations. The MPF's lawsuit before the federal court has been stayed pending those interlocutory appeals. AES Elpa and AES Transgás believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). AES Florestal had been under the control of AES Sul since October 1997, when AES Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of AES Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (CEEE), had been using those contaminants to treat the poles that were manufactured at the factory. AES Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency ("FEPAM") has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, AES Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in AES Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. The measures that must be taken by AES Sul and CEEE are still under discussion pending receipt of correspondence from FEPAM.

        In January 2004, the Company received notice of a "Formulation of Charges" filed against the Company by the Superintendence of Electricity of the Dominican Republic. In the "Formulation of Charges," the Superintendence asserts that the existence of three generation companies (Empresa Generadora de Electricidad Itabo, S.A., ("Itabo") Dominican Power Partners, and AES Andres BV) and one distribution company (Empresa Distribuidora de Electricidad del Este, S.A.) in the Dominican Republic, violates certain cross-ownership restrictions contained in the General Electricity law of the Dominican Republic. In February 2004, the Company filed in the First Instance Court of the National District of the Dominican Republic an action seeking injunctive relief based on several constitutional due process violations contained in the "Formulation of Charges" ("Constitutional Injunction"). In February 2004, the Court granted the Constitutional Injunction and ordered the immediate cessation of any effects of the "Formulation of Charges," and the enactment by the Superintendence of Electricity of a special procedure to prosecute alleged antitrust complaints under the General Electricity Law. In March 2004, the Superintendence of Electricity appealed the Court's decision. In July 2004, the Company divested any interest in Empresa Distribuidora de Electricidad del Este, S.A. The Superintendence of Electricity's appeal is pending. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.3 billion (US$1.6 billion), which includes principal, interest and penalties under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million (US$247 million). In March 2007, the dividends were determined to be worth approximately R$423 million (US$198 million). SEB's defense was ruled groundless by the Circuit Court in December 2006. In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. In April 2007, BNDES withdrew the attached dividends. BNDES may attempt to seize the attached CEMIG shares at any time. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales ("CDEEE") filed lawsuits against Itabo, an affiliate of the Company, in the First and Fifth Chambers of the Civil and Commercial Court of First Instance for the National District. CDEEE alleges in both lawsuits that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant, and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. ("Coastal"), a former shareholder of Itabo, without the required approval of Itabo's board of administration. In the First Chamber lawsuit, CDEEE seeks an accounting of Itabo's transactions relating to the rehabilitation. In November 2004, the First Chamber dismissed the case for lack of legal basis. On appeal, in October 2005 the Court of Appeals of Santo Domingo ruled in Itabo's favor, reasoning that it lacked jurisdiction over the dispute because the parties' contracts mandated arbitration. The Supreme Court of Justice is considering CDEEE's appeal of the Court of Appeals' decision. In the Fifth Chamber lawsuit, which also names Itabo's former president as a defendant, CDEEE seeks $15 million in damages and the seizure of Itabo's assets. In October 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties' contracts. The First Chamber of the Court of Appeal ratified that decision in September 2006. In a related proceeding, in May 2005, Itabo filed a lawsuit in the U.S. District Court for the Southern District of New York seeking to compel CDEEE to arbitrate its claims. The petition was denied in July 2005. Itabo's appeal of that decision to the U.S. Court of Appeal for the Second Circuit has been stayed since September 2006. Also, in February 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas ("FONPER") in the International Chamber of Commerce ("ICC") seeking, among other relief, to enforce the arbitration provisions in the parties' contracts. In March 2006, Itabo and FONPER settled their respective claims. In September 2006, the ICC determined that it lacked jurisdiction to decide the arbitration as to Itabo and CDEEE. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In October 2004, Raytheon Company ("Raytheon") filed a lawsuit against AES Red Oak LLC ("Red Oak") in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief relating to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon for the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. The Court subsequently ordered Red Oak to pay Raytheon approximately $16.3 million plus interest, which sum allegedly represented the amount of the letter of credit draw that had yet to be utilized for performance/construction issues. The Court also dismissed Red Oak's fraud claims, which decision was upheld on appeal. The parties have stipulated that Red Oak may assert claims for performance/construction issues if it has incurred costs on such claims. In September 2007, the parties filed a stipulation for the dismissal with prejudice of Raytheon's claim for $110 million in purported cost overruns and AES Red Oak's purported claims for consequential damages. The Court has not entered the stipulation to date. In May 2005, Raytheon filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, seeking to foreclose on a construction lien in the amount of approximately $31 million on property allegedly owned by Red Oak. In September 2007 the New Jersey Superior Court denied Red Oak's motion for summary judgment against Raytheon's New Jersey complaint. Red Oak believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In January 2005, the City of Redondo Beach ("City") of California issued an assessment against Williams Power Co., Inc., ("Williams") and AES Redondo Beach, LLC ("AES Redondo"), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users' tax ("UUT"), interest, and penalties relating to the natural gas used at AES Redondo's power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City's assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer's decision. Pursuant to a court order, Williams later prepaid approximately $57 million to the City in order to litigate its petition and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer's decision as to AES Redondo. The Superior Court will hear arguments on the petitions on January 25, 2008. In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo's lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 ("New UUT Assessments"). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately USD$135,000. The company has appealed this decision to the Supreme Court.

        In October 2006, CDEEE began making public statements that it intends to seek to compel the renegotiation and/or rescission of long-term power purchase agreements with certain power-generation companies in the Dominican Republic. Although the details concerning CDEEE's statements are unclear and no formal government action has been taken, AES owns ownership interests in three power-generation companies in the country (AES Andres, Itabo, and Dominican Power Partners) that could be adversely impacted by any actions taken by or at the direction of CDEEE.

        In January 2007, Eletropaulo Metropolitana Electricidad de São Paulo S.A. ("Eletropaulo") received notice from the municipal environmental agency of a penalty of approximately USD$100,000. The penalty related to an Eletropaulo contractor attempting to dispose of tree trimming waste in a coal dump without a permit. The contractor has recognized responsibility in this case and has been negotiating the penalty. The current expectation is that the amount of the penalty will be reduced to approximately US$16,000.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydro plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their alleged use of an AES trading company, Nurenergoservice LLP, to increase power prices for consumers in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT (US$22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. In September 2007, the headquarters of the Competition Committee upheld the order. In October 2007, the Hydros appealed to the economic court of first instance. The Competition Committee subsequently asserted a counterclaim to enforce its order. The economic court has not yet decided the case on the merits but has issued an injunction to secure the Hydros' alleged liability freezing the Hydros' bank accounts and prohibiting the Hydros from transferring or disposing of their property. In separate but related proceedings, in September 2007, the Competition Committee ordered the Hydros to pay approximately 22.2 million KZT (US$200,000) in administrative fines for their alleged antimonopoly violations. In October 2007, the Hydros appealed the fines to the administrative court of first instance. The administrative court subsequently suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against the Hydros for alleged antimonopoly violations post January 2007. The Hydros believe they have meritorious claims and defenses; however, there can be no assurances that they will prevail in these proceedings. If the Hydros do not prevail in the economic court and any proceedings in the court of appeals (first panel) with respect to the alleged damages, they will have to pay the alleged damages or risk seizure of their assets. Furthermore, if the Hydros do not prevail in the administrative court with respect to the fines, they will have to pay the fines or risk seizure of their assets.

        In June 2007, the Competition Committee ordered AES Ust-Kamengorskaya TET LLP ("UKT") to pay approximately 835 million KZT (US$7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT (US$2 million), as estimated by the company, to certain consumers that have paid allegedly unreasonably high power prices since January 2007. In August 2007, the headquarters of the Competition Committee upheld the order. UKT subsequently appealed to the economic court of first instance. The Competition Committee subsequently asserted a counterclaim to enforce its order. The economic court has not yet decided the case on the merits but has issued an injunction to secure UKT's alleged liability prohibiting UKT from transferring or disposing of its property; however, the injunction does not extend to UKT's bank accounts. The economic court will hold a hearing and may decide the case on November 8, 2007. Furthermore, in separate but related proceedings, in July 2007, the Competition Committee ordered UKT to pay approximately 88 million KZT (US$700,000) in administrative fines as estimated by UKT, for its alleged antimonopoly violations. UKT subsequently appealed the fines to the administrative court of first instance. The administrative court has not indicated when it intends to decide the case. The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. If UKT does not prevail in the economic court and any proceedings in the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if UKT does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 17.8 billion KZT (US$150 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. In October 2007, Nurenergoservice appealed the order to the economic court of first instance. The Competition Committee subsequently asserted a counterclaim to enforce its order. The economic court has not yet decided the case on the merits but has issued an injunction to secure Nurenergoservice's alleged liability freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. Furthermore, in separate but related proceedings, in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 1.8 billion (approximately US$15 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. If Nurenergoservice does not prevail in the economic court and any proceedings in the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In August 2007, the Competition Committee ordered Sogrinsk TET to terminate its contracts with Nurenergoservice and Ust-Kamengorsk HPP because of Sogrinsk's alleged antimonopoly violations in 2005 through January 2007. The Competition Committee did not order Sogrinsk to pay any damages or fines. Sogrinsk intends to appeal the merits of the order to the economic court of first instance. Sogrinsk's procedural challenges to the order have been unsuccessful in the economic court and the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Sogrinsk for alleged antimonopoly violations post January 2007. Sogrinsk believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2007, the Company received a letter from an outside law firm purportedly representing a shareholder demanding that the Company's Board conduct a review of certain stock option plans, procedures and historical granting and exercise practices, and other matters, and that the Company commence legal proceedings against any officer and/or director who may be liable for damages to the Company. The Board has established a Special Committee, which has retained independent counsel, to consider the demands presented in the letter in light of the work undertaken by the Company in its review of share-based compensation, as more fully described in the Company's 2006 Annual Report on Form 10-K/A.

        In June 2007, IPL received a letter from an attorney purportedly representing a group of IPL employees and retirees (the "complainants"). The letter claims that IPL is recovering in rates on average approximately $19 million per year allegedly intended for the funding of the IPALCO Voluntary Employee Beneficiary Association Trust ("VEBA Trust"), which provides healthcare and life insurance benefits for certain IPL retirees. The VEBA Trust was spun off to independent trustees by IPALCO in 2000. The spin off of the VEBA Trust was publicly disclosed by IPALCO in the Agreement and Plan of Share Exchange at the time of IPALCO's acquisition by AES. The letter asserts that IPL remains responsible for funding the VEBA Trust and requests that IPL back-fund the trust at the $19 million per year level and fund at the same level going forward. The letter further states that the complainants may file a complaint at the Indiana Utility Regulatory Commission if IPL does not fund the VEBA Trust as demanded. Although the complainants have indicated that they may file a complaint in the near future, no complaint has been filed to date. IPL believes it has meritorious defenses to the complainants' claims and it will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to recover damages from the Contractor for its delay in completing the Project. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12.3 million (US$18 million) for, inter alia, alleged unpaid milestone and scope change order payments, and an unspecified amount for an alleged early completion bonus. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In September 2007, the New York Attorney General issued a subpoena to the Company seeking documents and information concerning the Company's analysis and public disclosure of the potential impacts that greenhouse gas legislation and climate change from greenhouse gas emissions might have on the Company's operations and results. The Company is responding to the subpoena.

        In October 2007, the Ekibastuz Tax Committee issued a notice for the assessment of certain taxes against AES Ekibastuz LLP. A portion of the assessment, approximately US$5.2 million, relates to alleged environmental pollution. The review by the Ekibastuz Tax Committee is ongoing and their decision on any assessment, including the portion related to alleged environmental pollution, is not yet final.

ITEM 1A.    RISK FACTORS

        The following risk factors supplement and should be read in conjunction with the "Risk Factors" section of the Company's Form 10-K/A for the year ended December 31, 2006.

Risks associated with Litigation

        As described in the Risk Factors section of the Company's Form 10-K/A for the year ended December 31, 2006, the Company faces risks relating to certain litigation. This litigation can pose risks to the Company's operations and result in losses to the Company. As disclosed in "Part II: Other Information; Item 1: Legal Proceedings," the Competition Committee of the Ministry of Industry and Trade of the Republic Kazakhstan has commenced a number of legal proceedings against various subsidiaries of the Company in 2007. These proceedings have not materially impacted the Company's financial statements to date. However, there is a risk that the Competition Committee could take actions that are not anticipated in the existing proceedings, obtain unexpected results in the existing proceedings, or initiate new proceedings, any of which could materially impact the Company's financial statements or operations.

Risks associated with Regulation

        In the section, "Environmental and Land Use Regulations" in the Company's Form 10-K/A for the year ended December 31, 2006, the Company described an initiative called the Regional Greenhouse Gas Initiative ("RGGI"). On October 24, 2007, New York State released its proposed rule to implement its state program as part of RGGI. Under the proposed New York State rule, AES subsidiaries that are subject to RGGI in New York would need to secure CO2 allowance requirements directly from a planned auction or in the secondary CO2 emissions trading market. Because the proposed rule and the auction protocol remain subject to change and are not yet final, the Company cannot predict the impact of any final RGGI regulation on the Company's financial statements or operations. The Company will review the impact of any final rule on the Company's financial statements or operations, whether from New York or any other state participating in RGGI.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        The SEC's Rule 10b5-1 permits directors, officers, and other key personnel to establish purchase and sale programs. The rule permits such persons to adopt written plans at a time before becoming aware of material nonpublic information and to sell shares according to a plan on a regular basis (for example, weekly or monthly), regardless of any subsequent nonpublic information they receive. Rule 10b5-1 plans allow systematic, pre-planned sales that take place over an extended period and should have a less disruptive influence on the price of our stock. Plans of this type inform the marketplace about the nature of the trading activities of our directors and officers. We recognize that our directors and officers may have reasons totally unrelated to their assessment of the company or its prospects in determining to effect transaction in our common stock. Such reasons might include, for example, tax and estate planning, the purchase of a home, the payment of college tuition, the establishment of a trust, the balancing of assets, or other personal reasons.

        Mr. Robert Hemphill and Mr. Jay Kloosterboer re-established trading plans pursuant to Rule 10b5-1 during the third quarter of 2007.

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

The AES Corporation (Registrant)
Date: November 5, 2007	By:	/s/ VICTORIA D. HARKER
		Name:	Victoria D. Harker
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MARY E. WOOD
		Name:	Mary E. Wood
		Title:	Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

QuickLinks

EXPLANATORY NOTE
THE AES CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 TABLE OF CONTENTS
PART I: FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION Condensed Consolidated Statements of Operations (Unaudited)
THE AES CORPORATION Condensed Consolidated Balance Sheets (Unaudited)
THE AES CORPORATION Condensed Consolidated Statements of Cash Flows (Unaudited)
THE AES CORPORATION Notes to Condensed Consolidated Financial Statements For the three and nine month periods ended September 30, 2007 and 2006
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES