Form 10-K
period 2007-12-31
AES CORP
filed 2008-03-17
CIK 874761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
-OR-
☐ TRANSITION REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-12291

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 29, 2007, the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing sale price of $21.88 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $14.623 billion.

          The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, on March 6, 2008, was 671,261,394.

DOCUMENTS INCORPORATED BY REFERENCE

          (a)     Portions of the 2008 Proxy Statement are incorporated by reference in Part III

EXPLANATORY NOTE

        The accompanying financial statements and management's discussion and analysis of financial condition and results of operations have been restated to reflect the correction of errors that were contained in the Company's 2006 Form 10-K/A filed with the Securities and Exchange Commission ("SEC") on August 7, 2007. The restatement adjustments impact our financial statements included in this Form 10-K as of December 31, 2006 and for the years ended December 31, 2006 and 2005. In addition to the restatement items discussion. The Company has entered into an agreement to sell two indirect wholly-owned subsidiaries with operations in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP. As required by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"), presentation of the assets and liabilities of these businesses are classified as held for sale. The combined impact of all restatement adjustments and reclassifications of AES Ekibastuz and Maikuben West to assets held for sale is set forth in the relevant sections of this filing. A discussion of the restatement and the reclassification is set forth in Item 7 Management's Discussion and Analysis—Restatement of Consolidated Financial Statements and Reclassification of Certain Subsidiaries to held for sale.

        The impact of the restatement adjustments was an increase to previously reported income from continuing operations and net income of $41 million and $43 million, respectively, for the year ended December 31, 2006. The impact of the restatement adjustments resulted in a decrease to previously reported income from continuing operations and net income of $37 million and $38 million, respectively, for the year ended December 31, 2005. The restatement adjustments also resulted in an increase to previously reported income from continuing operations and a decrease to net loss of $1 million, $8 million and $9 million, for the three, six and nine months ended March 31, June 30 and September 30, 2007, respectively.

THE AES CORPORATION

FISCAL YEAR 2007 FORM 10-K

TABLE OF CONTENTS

i

ii

PART I

        In this Annual Report the terms "AES," "the Company," "us," or "we" refer to The AES Corporation and all of its subsidiaries and affiliates, collectively. The term "The AES Corporation" refers only to the parent, publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates.

FORWARD-LOOKING INFORMATION

        In this filing we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that these forward-looking statements and the underlying assumptions are reasonable, we cannot assure you that they will prove to be correct.

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

  •
  changes in our or any of our subsidiaries' corporate credit ratings or the ratings of our or any of our subsidiaries' debt securities or preferred stock, and changes in the rating agencies' ratings criteria;

  •
  changes in inflation, interest rates and foreign currency exchange rates;

  •
  our ability to purchase and sell assets at attractive prices and on other attractive terms;

  •
  our ability to locate and acquire attractive "greenfield" projects and our ability to finance, construct and begin operating our "greenfield" projects on schedule and within budget;

  •
  the expropriation or nationalization of our businesses or assets by foreign governments, whether with or without adequate compensation;

  •
  changes in laws, rules and regulations affecting our business, including, but not limited to, deregulation of wholesale power markets and its effects on competition, the ability to recover net utility assets and other potential stranded costs by our utilities, the establishment of a regional transmission organization ("RTO") that includes our utility service territory, the application of market power criteria by the Federal Energy Regulatory Commission ("FERC"), changes in law resulting from new federal energy legislation, including the effects of the repeal of Public Utility Holding Company Act ("PUHCA"), and changes in political or regulatory oversight or incentives affecting our alternative energy businesses, including tax incentives;

  •
  changes in environmental, tax and other laws, including requirements for reduced emissions of sulfur nitrogen, carbon, mercury, and other substances;

  •
  the economic climate, particularly the state of the economy in the areas in which we operate;

  •
  variations in weather, especially mild winters and cooler summers in the areas in which we operate, and the occurrence of difficult hydrological conditions, hurricanes and other storms and disasters;

  •
  our ability to meet our expectations in the development, construction, operation and performance of our alternative energy businesses, which rely, in part, on actual wind volumes in areas affecting our existing and planned wind farms performing consistently with our expectations, and actual wind turbine performance operating consistently with our expectations, the continued attractiveness of market prices for carbon offsets under markets governed by the Kyoto Protocol, and consistent and orderly regulatory procedures governing the application, regulation, issuance of Certified Emission Reduction ("CER") credits and the extension of such regulations beyond 2012;

  •
  our ability to keep up with advances in technology;

  •
  the potential effects of threatened or actual acts of terrorism and war;

  •
  changes in tax laws and the effects of our strategies to reduce tax payments;

  •
  the effects of litigation and government investigations;

  •
  changes in accounting standards, corporate governance and securities law requirements;

  •
  our ability to remediate and compensate for the material weaknesses in our internal controls over financial reporting; and

  •
  our ability to attract and retain talented directors, management and other personnel, including, but not limited to, financial personnel in our foreign businesses that have extensive knowledge of United States Generally Accepted Accounting Principles ("GAAP").

        These factors in addition to other described elsewhere in this Form 10-K and in subsequent securities filings, should not be construed as a comprehensive listing of factors that could cause results to vary from our forward looking information.

        Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.    BUSINESS

Overview

        We are a global power company. We own a portfolio of electricity generation and distribution businesses on five continents and in 28 countries, with generation capacity totaling approximately 43,000 Megawatts ("MW") and distribution networks serving over 11 million people as of December 31, 2007. Our global workforce of 28,000 people provides electricity to people in diverse markets ranging from urban centers in the United States to remote villages in India. We were incorporated in Delaware in 1981 and for more than two decades we have been committed to providing safe and reliable energy.

        We operate two primary types of businesses. The first is our Generation business, where we own and/or operate power plants to generate and sell power to wholesale customers such as utilities and other intermediaries. The second is our Utilities business, where we own and/or operate utilities to distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors in a defined service area.

        We are also developing an Alternative Energy business. Alternative Energy includes strategic initiatives such as wind generation and climate solutions. While alternative energy is not currently material to our results of operations, it is a fast growing part of our business. We have more than 1,000 MW of wind projects in operation and are one of the fastest-growing producers of wind energy in the United States. In the area of climate solutions, we are building a global business for the production and marketing of greenhouse gas emissions offset credits and are currently developing projects in North America, Asia, Europe and Latin America.

        Our business model benefits from a diverse power generation portfolio that is largely contracted, which reduces the risk related to the market prices of electricity and fuel, while our electric utility portfolio consists of businesses in mature markets as well as faster-growing emerging markets. Portfolio management is becoming an increasing area of focus through which we have and will continue to sell or monetize a portion of certain businesses or assets when market values appear attractive. Furthermore, as we continue to expand and grow our business, we will maintain a focus on efforts to improve our business operations and management processes, including our internal controls over financial reporting.

        Our portfolio of power generation facilities employs a broad range of technologies and fuel sources, including coal, gas, fuel oil and renewable sources such as hydroelectric power, wind and biomass. We currently have more than 7,454 MW of hydropower in operation or under development in nine countries. When combined with the facilities employing renewable energy sources in our Alternative Energy business, our facilities generating power from renewable sources represented approximately 20% of our entire portfolio of generation capacity as of December 31, 2007.

        Our goal is to continue building on our traditional lines of business, while expanding into other essential energy-related areas, such as Alternative Energy. As we move into new lines of business, we will leverage the competitive advantages that result from our unique global footprint, local market insights and our operational and business development expertise. We continue to emphasize growth through "greenfield" development, platform expansion, privatization of government-owned assets, and mergers and acquisitions. We see investments with high growth potential as the most significant contributor to long-term shareholder value creation.

Key Business Lines

        AES's primary sources of revenue and gross margin today are from Utilities and Generation. These businesses are distinguished by the nature of the customers, operational differences, cost structure, regulatory environment and risk exposure. The breakout of revenue and gross margin between Generation and Utilities for the years ended December 31, 2007, 2006 and 2005, respectively is shown below.

Revenue

Gross Margin

Generation

        We currently own or operate 121 Generation facilities in 26 countries on five continents. We have 12 new Generation facilities under construction. As part of our portfolio management activities, we have entered into an agreement to sell certain businesses in Kazakhstan. We are a major power source in many countries, such as Panama where we are the largest generator of electricity, and Chile, where AES Gener ("Gener") is the second largest electricity generation company. Our Generation business uses a wide range of technologies and fuel types including coal, combined-cycle gas turbines, hydroelectric power and biomass.

        Performance drivers for our Generation businesses include, among other things, plant reliability, fuel costs and fixed-cost management. Growth in Generation is largely tied to securing new power purchase agreements ("PPAs"), expanding capacity in our existing facilities and building new power plants.

        The majority of the electricity produced by our Generation businesses is sold under long-term contracts, or PPAs, to wholesale customers. In 2007, approximately 62% of the revenues from our Generation business was from plants that operate under PPAs of five years or longer for 75% or more of their output capacity. These businesses often reduce their exposure to fuel supply risks by entering into long-term fuel supply contracts or fuel tolling contracts where the customer assumes full responsibility for purchasing and supplying the fuel to the power plant. These long-term contractual agreements result in relatively predictable cash flow and earnings and reduce exposure to volatility in the market price for electricity and fuel; however, the amount of earnings and cash flow predictability varies from business to business based on the degree to which its exposure is limited by the contracts that it has negotiated.

        Our Generation businesses with long-term contracts face most of their competition from other utilities and independent power producers prior to the execution of a power sales agreement during the development phase of a project or upon expiration of an existing agreement. Once a project is operational, we traditionally have faced limited competition due to the long-term nature of the generation contracts. However, as our existing contracts expire, the introduction of new competitive power markets has increased competition to attract new customers and maintain our current customer base.

        The balance of our Generation business sells power through competitive markets under short-term contracts or directly in the spot market. As a result, the cash flows and earnings associated with these businesses are more sensitive to fluctuations in the market price for electricity, natural gas, coal and other fuels. However, for a number of these facilities, including our plants in New York, which include a fleet of low-cost coal fired plants, we have hedged the majority of our exposure to fuel, energy and emissions pricing for the next several years. Competitive factors for these facilities include price, reliability, operational cost and third party credit requirements.

Utilities

        AES distributes power to over 11 million people in eight countries on five continents and consists primarily of 15 companies owned or operated under management agreements, each of which operate in defined service areas. These businesses have a variety of structures ranging from pure distribution businesses to fully integrated utilities, which generate, transmit and distribute power. Our largest utility, Indianapolis Power & Light ("IPL"), has the exclusive right to provide retail services to approximately 465,000 customers in Indianapolis, Indiana. Eletropaulo Metropolitana Electricidad de São Paulo S.A ("AES Eletropaulo" or "Eletropaulo"), serving the São Paulo, Brazil area for over 100 years, has over five million customers and is the largest electricity distribution company in Brazil in terms of revenues and electricity distributed. In Cameroon, we are the primary generator and distributor of electricity and in El Salvador we serve more than 80% of the country's electricity customers. In May 2007, we completed the sale of La Electricidad de Caracas ("EDC"), our utility in Venezuela, for US$739 million, net of tax.

        Performance drivers for Utilities include, but are not limited to, reliability of service; management of working capital; negotiation of tariff adjustments; compliance with extensive regulatory requirements; and in developing countries, reduction of commercial and technical losses. The results of operations of our Utilities businesses are sensitive to changes in economic growth and regulation and abnormal weather conditions in the area in which they operate.

        Utilities face relatively little direct competition due to significant barriers to entry which are present in these markets. Where we do face competition is in our efforts to acquire existing businesses and develop new ones. In this arena, we compete against a number of other participants, some of which have greater financial resources, have been engaged in distribution related businesses for periods longer than we have, and/or have accumulated more significant portfolios. Relevant competitive factors for our power distribution businesses include financial resources, governmental assistance, regulatory restrictions and access to non-recourse financing. In certain locations, our distribution businesses face increased competition as a result of changes in laws and regulations which allow wholesale and retail services to be provided on a competitive basis.

Alternative Energy

        As demand for more sustainable and environmentally friendly sources of energy grows, we continue to invest in Alternative Energy, with a current focus on increasing our wind power capacity and building our climate solutions business for greenhouse gas ("GHG") reduction. Alternative Energy is not currently one of our primary lines of business, but we expect this high growth sector to be a material contributor to our revenue and gross margin in the future. AES entered the wind business in 2005 and today we have ten wind generation facilities with more than 1,000 MW of wind projects in operation. In addition, we are developing GHG reduction projects. Many countries that have approved the Kyoto Protocol are marketing the credits created. AES already operates in 18 of the developing countries that are eligible for these credits, which provides us with a good foundation for this new business.

Risks

        We routinely encounter and address risks, some of which may cause our future results to be different, sometimes materially different, than we presently anticipate. The categories of risk we have identified in Item 1A Risk Factors of this Form 10-K include the following:

  •
  Risks associated with our operations in areas with extensive governmental and environmental regulation;

  •
  Risks associated with our exposure to material litigation and regulatory proceedings;

  •
  Risks associated with our disclosure controls and internal controls over financial reporting;

  •
  Risks associated with our high levels of debt;

  •
  Risks associated with the operation of power plants;

  •
  Risks associated with Revenue and Earnings volatility; and

  •
  Risks associated with our ability to raise needed capital.

        The categories of risk identified above are discussed and explained in greater detail in Item 1A Risk Factors of this Form 10-K. These risk factors should be read in conjunction with Management's Discussion and Analysis ("MD&A"), and the Consolidated Financial Statements and related notes included elsewhere in this report.

Our Organization

        We believe our broad geographic footprint allows us to focus development in targeted markets with opportunities for new investment and provides stability through our presence in more developed regions. We organize our operations along our two primary lines of business and within four geographic regions: Latin America; North America; Europe & Africa; and, Asia & the Middle East ("Asia").

        We believe our presence in each region affords us important relationships and helps us identify local markets with attractive opportunities for new investment. As a result, we have structured our organization so that each region is led by a regional president responsible for managing existing businesses and business development. The regional presidents report to our Chief Operating Officer ("COO"). Our Alternative Energy Group is led by an Executive Vice President that reports to the Chief Executive Officer ("CEO") and is based in Arlington, Virginia. Our Business Excellence Group, led by an Executive Vice President who reports to the COO, supports the regions in areas such as procurement, engineering and construction, safety, environment and information technology. Our global Business Excellence Group is developing processes to foster innovation, share knowledge and improve performance across our businesses. For further information on our management team, see Executive Officers discussion below.

Segments

        The Company currently reports seven operating segments:

  •
  Latin America Generation;

  •
  Latin America Utilities;

  •
  North America Generation;

  •
  North America Utilities;

  •
  Europe & Africa Generation;

  •
  Europe & Africa Utilities;

  •
  Asia Generation.

        Three regions, North America, Latin America and Europe & Africa, are engaged in both Generation and Utility businesses. Our Asia region only has Generation. Accordingly, these businesses and regions account for seven segments. "Corporate and Other" includes corporate overhead costs which are not directly associated with the operations of our seven primary operating segments; interest income and expense; other intercompany charges such as management fees and self-insurance premiums which are fully eliminated in consolidation; and revenue, development costs and operational costs related to our Alternative Energy business, which is currently not material to our presentation of operating segments.

Latin America

        Our Latin America operations accounted for 64%, 62% and 61% of consolidated revenues in 2007, 2006, and 2005, respectively. The following table provides highlights of our Latin America operations:

Countries	Argentina, Brazil, Chile, Colombia, Dominican Republic, El Salvador and Panama

Generation Capacity	11,224 GMW
Utilities Penetration	8.6 Million customers (48,755 GWh)
Generation Facilities	53 (including 5 under construction)
Utilities Businesses	9
Key Generation Businesses	Gener, Tietê and Alicura
Key Utilities Businesses	Eletropaulo, Sul, and Edelap

        The graph below shows the breakdown between our Latin America Generation and Utilities segments as a percentage of total Latin America revenue and as a percentage of total Latin America gross margin for the years ended December 31, 2007, 2006, and 2005. See Note 22—Segment and Geographic Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for information on revenue from external customers, gross margin and total assets by segment.

Revenue	Gross Margin

        Latin America Generation.    Our largest generation business in Latin America, AES Tietê ("Tietê"), located in Brazil, represents approximately 21% of the total generation capacity in the state of São Paulo and is the 9th largest generator in Brazil. AES holds a 24% economic interest in Tietê. In Argentina, we are one of the largest private power generators contributing 12% of the country's total power generation capacity. In Chile, we are the second largest generator of power. We currently have five new generation plants under construction—three coal plants and one hydro plant in Chile and one hydro plant in Panama with a combined generation capacity of 924 MW.

        Set forth below is a list of our Latin America Generation facilities:

  Generation

Business	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Year Acquired or Began Operation
Alicura	Argentina	Hydro	1,050	99%	2000
Central Dique	Argentina	Gas / Diesel	68	51%	1998
Gener—TermoAndes	Argentina	Gas	643	91%	2000
Paraná-GT	Argentina	Gas	845	100%	2001
Quebrada de Ullum(1)	Argentina	Hydro	45	0%	2004
Rio Juramento—Cabra Corral	Argentina	Hydro	102	98%	1995
Rio Juramento—El Tunal	Argentina	Hydro	10	98%	1995
San Juan—Sarmiento	Argentina	Gas	33	98%	1996
San Juan—Ullum	Argentina	Hydro	45	98%	1996
San Nicolás	Argentina	Coal / Gas / Oil	675	99%	1993
Tietê(2)	Brazil	Hydro	2,650	24%	1999
Uruguaiana	Brazil	Gas	639	46%	2000
Gener—Electrica de Santiago(3)	Chile	Gas / Oil	479	72%	2000
Gener—Energía Verde(4)	Chile	Biomass / Diesel	49	80%	2000
Gener—Gener(5)	Chile	Hydro / Coal / Oil	807	80%	2000
Gener—Guacolda	Chile	Coal	304	40%	2000
Gener—Norgener	Chile	Coal / Pet Coke	277	80%	2000
Chivor	Colombia	Hydro	1,000	91%	2000
Andres	Dominican Republic	Gas	319	100%	2003
Itabo(6)	Dominican Republic	Coal / Oil	472	45%	2000
Los Mina	Dominican Republic	Gas	236	100%	1997
Bayano	Panama	Hydro	260	49%	1999
Chiriqui—Esti	Panama	Hydro	120	49%	2003
Chiriqui—La Estrella	Panama	Hydro	45	49%	1999
Chiriqui—Los Valles	Panama	Hydro	51	49%	1999

			11,224

(1)
AES operates this facility through management or operations and maintenance agreements and owns no equity interest in this facility

(2)
Tietê plants: Água Vermelha, Bariri, Barra Bonita, Caconde, Euclides da Cunha, Ibitinga, Limoeiro, Mog-Guaçu, Nova Avanhandava and Promissão

(3)
Gener—Electrica de Santiago plants: Renca and Nueva Renca

(4)
Gener—Energia Verde Plants: Constitución, Laja and San Francisco de Mostazal

(5)
Gener—Gener plants: Ventanas, Laguna Verde, Laguna Verde Turbogas, Alfalfal, Maitenas, Queltehues, Volcán and Los Vientos. Los Vientos started full commercial operations in January, 2007

(6)
Itabo plants: Itabo, Santo Domingo, Timbegue, Los Mina and Higuamo

  Generation under construction

Business	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Expected Year of Commercial Operation
Guacolda III	Chile	Coal	152	40%	2009
Guacolda IV	Chile	Coal	152	40%	2010
Santa Lidia	Chile	Hydro	130	80%	2008
Ventanas III	Chile	Coal	267	80%	2010
Changuinola	Panama	Hydro	223	83%	2011

			924

        Latin America Utilities.    Each of our Utilities businesses in Latin America sells electricity under regulated tariff agreements and each has transmission and distribution capabilities but none of them has generation capability. AES Eletropaulo, a consolidated subsidiary of which AES owns 16% and which has served the São Paulo, Brazil area for over 100 years, has over five million customers and is the largest electricity distribution company in Brazil in terms of revenues and electricity distributed. Pursuant to its concession contract, AES Eletropaulo is entitled to distribute electricity in its service area until 2028. AES Eletropaulo's service territory consists of 24 municipalities in the greater São Paulo metropolitan area and adjacent regions that account for approximately 15% of Brazil's GDP and 44% of the population in the State of São Paulo, Brazil. AES Sul ("Sul"), a wholly owned subsidiary, serves over one million customers. In El Salvador, our Utilities businesses provide electricity to over 80% of the country serving approximately 1 million customers. In May 2007, we sold EDC, our Utility business in Venezuela.

        Set forth below is a list of our Latin America Utilities facilities:

  Distribution

Business	Location	Approximate Number of Customers Served as of 12/31/2007	Gigawatt Hours Sold in 2007	AES Equity Interest (Percent, Rounded)	Year Acquired
Edelap	Argentina	309,000	2,574	90%	1998
Edes	Argentina	161,000	802	90%	1997
Eletropaulo	Brazil	5,652,000	32,616	16%	1998
Sul	Brazil	1,100,000	7,070	100%	1997
EDE Este(1)	Dominican Republic	325,000	2,546	—
CAESS	El Salvador	505,000	1,890	75%	2000
CLESA	El Salvador	291,000	736	64%	1998
DEUSEM	El Salvador	59,000	97	74%	2000
EEO	El Salvador	217,000	424	89%	2000

		8,619,000	48,755

(1)
AES operates these facilities through management agreements and owns no equity interest in these businesses

North America

        Our North American operations accounted for 24%, 26% and 26% of consolidated revenues in 2007, 2006 and 2005, respectively. The following table provides highlights of our North America operations:

Countries	U.S., Puerto Rico and Mexico

Generation Capacity	9,876 GMW
Utilities Penetration	465,000 customers (16,967 GWh)
Generation Facilities	20
Utilities Businesses	1 Integrated Utility (includes 4 generation plants)
Key Generation Businesses	Eastern Energy (NY), Southland and TEG/TEP
Key Utilities Businesses	IPL

        The graph below shows the breakdown between our North American Generation and Utilities segments as a percentage of total North America revenue and as a percentage of total North American gross margin for the years ended December 31, 2007, 2006, and 2005. See Note 22—Segment and Geographic Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for information on revenue from external customers, gross margin and total assets by segment.

Revenue	Gross Margin

        North American Generation.    Approximately 63% of the generation capacity sold to third parties is supported by long-term power purchase or tolling agreements. Our North America Generation businesses consist of seven gas-fired plants, ten coal-fired plants, and three petroleum coke-fired plants in Puerto Rico and Mexico. In 2007, AES Eastern Energy, our Generation business in the State of New York was able to capitalize on favorable market conditions of its energy sales in the competitive spot market. Our businesses also generated revenue and gross margin growth from new investments, primarily through the acquisition of Termoelectrica del Golfo ("TEG") and Termoelectrica del Penoles ("TEP").

        AES's operating strategy is to continue to improve availability and lower the operating cost of its base load capacity. AES is committed to providing cleaner forms of reliable energy in the U.S. Since 1999, AES has invested more than $150 million in emissions control projects. In 2006, AES announced plans to invest in technology at AES Westover in New York, which is expected to reduce CO2 emissions by 95%, mercury emissions by 90% and NO2 emissions up to 90% once the project is complete.

        Set forth below is a list of our North American Generation facilities:

  Generation

Business	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Year Acquired or Began Operation
Mérida III	Mexico	Gas	484	55%	2000
Termoelectrica del Golfo (TEG)	Mexico	Pet Coke	230	99%	2007
Termoelectrica del Peñoles (TEP)	Mexico	Pet Coke	230	99%	2007
Placerita	USA - CA	Gas	120	100%	1989
Southland—Alamitos	USA - CA	Gas	2,047	100%	1998
Southland—Huntington Beach	USA - CA	Gas	904	100%	1998
Southland—Redondo Beach	USA - CA	Gas	1,376	100%	1998
Thames	USA - CT	Coal	208	100%	1990
Hawaii	USA - HI	Coal	203	100%	1992
Warrior Run	USA - MD	Coal	205	100%	2000
Red Oak	USA - NJ	Gas	832	100%	2002
Cayuga	USA - NY	Coal	306	100%	1999
Greenidge	USA - NY	Coal	161	100%	1999
Somerset	USA - NY	Coal	675	100%	1999
Westover	USA - NY	Coal	126	100%	1999
Shady Point	USA - OK	Coal	320	100%	1991
Beaver Valley	USA - PA	Coal	125	100%	1985
Ironwood	USA - PA	Gas	710	100%	2001
Puerto Rico	USA - PR	Coal	454	100%	2002
Deepwater	USA - TX	Pet Coke	160	100%	1986

			9,876

        North American Utilities.    AES has one integrated utility in North America, IPL, which it owns through IPALCO Enterprises Inc. ("IPALCO"), the parent holding company of IPL. IPL is engaged in generating, transmitting, distributing and selling electric energy to approximately 465,000 customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL also owns and operates four generation facilities that provide essentially all of the electricity it distributes. The two largest generating facilities are primarily coal-fired plants. The third facility has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity). The fourth facility is a small peaking station that uses gas-fired combustion turbine technology. IPL's gross generation capability is 3,699 MW. Over half of IPL's coal is provided by one supplier with which IPL has long-term contracts. A key driver for the business is tariff recovery for environmental projects through the rate adjustment process. IPL's customers include residential, industrial and commercial which made up 44%, 38% and 18% of North America Utilities revenue for 2007.

  IPL's facilities

Business	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Year Acquired or Began Operation
IPL(1)	USA - IN	Coal/Gas/Oil	3,699	100%	2001

(1)
IPL plants: Eagle Valley, Georgetown, Harding Street and Petersburg

  Distribution

Business	Location	Approximate Number of Customers Served as of 12/31/2007	Gigawatt Hours Sold in 2007	AES Equity Interest (Percent, Rounded)	Year Acquired
IPL	USA - IN	465,000	16,967	100%	2001

Europe & Africa

        Our operations in Europe & Africa accounted for 12%, 12% and 12% of our consolidated revenues in 2007, 2006 and 2005, respectively. The following table provides highlights of our Europe & Africa operations:

Countries	Cameroon, Czech Republic, Hungary, Kazakhstan, Netherlands, Spain, U.K., Turkey, Ukraine and Nigeria

Generation Capacity	11,457 GMW
Utilities Penetration	2.4 million customers (12,756 GWh)
Generation Facilities	19 (including 4 under construction)
Utilities Facilities	3 Utilities including 1 Integrated Utility (includes 11 generation plants)
Key Generation Businesses	Ekibastuz and Kilroot
Key Utilities Businesses	SONEL, Kyivoblenergo, Rivneenergo

        The graph below shows the breakdown between our Europe & Africa Generation and Utilities segments as a percentage of total Europe & Africa revenue and as a percentage of total Europe & Africa gross margin for the years ended December 31, 2007, 2006, and 2005. See Note 22—Segment and Geographic Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for information on revenue from external customers, gross margin and total assets by segment.

Revenue	Gross Margin

        Europe & Africa Generation.    In 2006, we began commercial operation of AES Cartagena ("Cartagena"), our first power plant in Spain, with 1,200 MW capacity. The results of operations for Cartagena, an unconsolidated entity, are in the Equity in Earnings of Affiliates line item on the Consolidated Statements of Operations and therefore not reflected in these segment operating results. Today, AES operates five power plants in Kazakhstan which account for almost 30% of the country's total installed generation capacity. However, we recently announced an agreement to sell two of our facilities in Kazakhstan. As part of this agreement, AES will continue to operate these facilities under a management agreement through 2010. Key business drivers of this segment are: foreign currency exchange rates, new legislation and regulations including those related to the environment.

        Set forth below is a list of our generation facilities in the Europe & Africa Generation segment:

  Generation

Business(1)(3)	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Year Acquired or Began Operation
Bohemia	Czech Republic	Coal/Biomass	50	100%	2001
Borsod	Hungary	Biomass/Coal	96	100%	1996
Tisza II	Hungary	Gas/Oil	900	100%	1996
Tiszapalkonya	Hungary	Coal/Biomass	116	100%	1996
Ekibastuz(3)	Kazakhstan	Coal	4,000	100%	1996
Shulbinsk HPP(2)	Kazakhstan	Hydro	702	—	1997
Sogrinsk CHP	Kazakhstan	Coal	301	100%	1997
Ust—Kamenogorsk HPP(2)	Kazakhstan	Hydro	331	—	1997
Ust—Kamenogorsk CHP	Kazakhstan	Coal	1,354	100%	1997
Elsta	Netherlands	Gas	630	50%	1998
Ebute	Nigeria	Gas	304	95%	2001
Cartagena	Spain	Gas	1,200	71%	2006
Girlevik II-Mercan	Turkey	Hydro	12	51%	2007
Yukari-Mercan	Turkey	Hydro	14	51%	2007
Kilroot	United Kingdom	Coal / Oil	520	97%	1992

			10,530

(1)
AES additionally owns and operates the Maikuben West coal mine in Kazakhstan, supplying coal to AES businesses and third parties

(2)
AES operates these facilities through management or operations and concession agreements and owns no equity interest in these businesses

(3)
AES entered into a stock purchase agreement to sell its indirect wholly-owned subsidiary, Ekibastuz and the Maikuben West coal mine. The transaction is expected to close in the second quarter of 2008.

  Generation under construction

Business	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Expected Year of Commercial Operation
I.C. Energy(1)	Turkey	Hydro	63	49%	2010
Maritza East I	Bulgaria	Lignite	670	100%	2009

			733

(1)
JV with I.C. Energy. I.C. Energy Plants: Damlapinar Konya, Kepezkaya Konya, and Kumkoy Samsun

        Europe & Africa Utilities.    AES acquired a 56% interest in an integrated utility AES SONEL ("SONEL") in 2001. SONEL generates, transmits and distributes electricity to over half a million people and is the sole source of electricity in Cameroon. Our distribution businesses in Cameroon, the Ukraine and Kazakhstan together serve approximately 2.4 million customers.

        Set forth below is a list of the generation and distribution facilities in our Europe & Africa Utilities segment:

  Integrated Generation and Distribution Facility

Business	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Year Acquired or Began Operation
SONEL(1)	Cameroon	Hydro/Diesel/Heavy Fuel Oil	927	56%	2001

(1)
SONEL plants: Bafoussam, Bassa, Djamboutou, Edéa, Lagdo, Logbaba I, Limbé, Mefou, Oyomabang I, Oyomabang II and Song Loulou, and other small remote network units

  Distribution

Business	Location	Approximate Number of Customers Served as of 12/31/2007	Gigawatt Hours Sold in 2007	AES Equity Interest (Percent, Rounded)	Year Acquired
SONEL	Cameroon	571,000	3,360	56%	2001
Kyivoblenergo	Ukraine	835,000	4,161	89%	2001
Rivneenergo	Ukraine	405,000	1,791	81%	2001
Eastern Kazakhstan REC(1)(2)	Kazakhstan	459,000	3,444	—
Ust-Kamenogorsk Heat Nets(1)(3)	Kazakhstan	96,000	—	—

		2,366,000	12,756

(1)
AES operates these facilities through management agreements and owns no equity interest in these businesses

(2)
Shygys Energo Trade, a retail electricity company is 100% owned by EK REC and purchases distribution service from EK REC and electricity in the wholesale electricity market and resells to the distributions customers of EK REC.

(3)
Ust-Kamenogorsk Heat Nets provide transmission and distribution of heat with a total heat generating capacity of 224 Gcal

Asia

        Our Asian operations accounted for 7%, 7% and 6% of consolidated revenues in 2007, 2006 and 2005, respectively. Asia's Generation business operates 13 power plants with a total capacity of 5,369 MW in six countries and has one power plant under construction. AES only operates generation facilities in Asia. See Note 22—Segment and Geographic Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for revenue, gross margin and total assets by segment. The following table provides highlights for our Asia operations:

Countries	China, Qatar, Pakistan, Oman, India, Sri Lanka and Jordan

Generation Capacity	5,369 GMW
Utilities Penetration	No Utilities businesses in Asia
Generation Facilities	15 (including 2 under construction)
Utilities Facilities	No Utilities businesses in Asia
Key Businesses	Yangcheng, Pak Gen and Lal Pir

        Asia Generation.    Over half of our facilities and generation capacity in Asia are located in China. In 1996, AES joined with Chinese partners to build Yangcheng, the first "coal-by-wire" power plant with the capacity of 2,100 MW. In 2003, AES started commercial operations of its combined power and desalination water facility in Oman, the first of its kind. We also have a combined power and desalination water facility, the first such facility to be awarded to the private sector, in Qatar. This facility generates over 30% of the country's peak system capacity and 25% of the country's water supply. AES Amman East ("Amman East") is a 370 MW combined-cycle gas power plant under construction in Jordan. Commercial operations are expected to commence in 2009.

        In early February 2008, the Company signed an agreement with National Power Corporation ("NPC"), a state owned utility, to purchase a 600 MW coal-fired generation facility in Masinloc, Philippines for $930 million. The purchase will be primarily financed by non-recourse debt. The 10 year old plant, which is currently partially operational, consists of two turbines; one turbine is currently in working condition while the second turbine will require maintenance to return it to a working condition. The plant will require an additional investment, over the next six to 12 months, to bring it up to the required operational standard. The Masinloc plant is not currently compliant with government mandated environmental regulations. Masinloc will receive permits from the Philippine government to allow for the continued operation of the plant during its environmental clean-up period. The sale is expected to close in April 2008.

        Set forth below is a list of our generation facilities in Asia:

  Generation

Business	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Year Acquired or Began Operation
Aixi	China	Coal	51	71%	1998
Chengdu	China	Gas	50	35%	1997
Cili	China	Hydro	26	51%	1994
Hefei	China	Oil	115	70%	1997
Jiaozuo	China	Coal	250	70%	1997
Wuhu	China	Coal	250	25%	1996
Yangcheng	China	Coal	2,100	25%	2001
OPGC	India	Coal	420	49%	1998
Barka	Oman	Gas	456	35%	2003
Lal Pir	Pakistan	Oil	362	55%	1997
Pak Gen	Pakistan	Oil	365	55%	1998
Ras Laffan	Qatar	Gas	756	55%	2003
Kelanitissa	Sri Lanka	Diesel	168	90%	2003

			5,369

  Generation under construction

Business	Location	Fuel	Gross MW	AES Equity Interest (Rounded)	Expected Year of Commercial Operation
Amman East(1)	Jordan	Gas	370	37%	2009
Huanghua(2)	China	Wind	49.5	49%	2009

(1)
Construction of the Amman East power plant commenced in May, 2007

(2)
Joint Venture with Guohua Energy Investment Co. Ltd.

Corporate and Other

        Corporate and Other includes general and administrative expenses related to corporate staff functions and initiatives—primarily executive management, finance, legal, human resources, information systems and certain development costs which are not allocable to our business segments; interest income and interest expense; and intercompany charges such as management fees and self insurance premiums which are fully eliminated in consolidation.

        In addition, Corporate and Other also includes the net operating results of our Alternative Energy business which is not material to our presentation of reporting segments. See Note 22—Segment and Geographic Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for information on revenue from external customers, gross margin and total assets by segment.

  •
  We own and operate 725 MW of wind generation capacity and operate an additional 298 MW capacity through operating and management agreements.

  •
  Our Alternative Energy businesses are located primarily in North America where we operate wind generation facilities that have generation capacity of 722 MW. Another U.S. facility, Buffalo Gap III with 170 MW capacity is under construction and expected to commence commercial operations in 2008.

  •
  We also have ownership interests in development-stage companies in Scotland, France and Bulgaria.

        Set forth below is a list of our Alternative Energy facilities:

  Generation

Business	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Year Acquired or Began Operation
Altamont	USA - CA	Wind	43	100%	2005
Palm Springs	USA - CA	Wind	30	100%	2006
Tehachapi	USA - CA	Wind	58	100%	2006
Storm Lake II(1)	USA - IA	Wind	80	100%	2007
Lake Benton I(1)	USA - MN	Wind	107	100%	2007
Condon(1)	USA - OR	Wind	50	NA (1)	2005
Buffalo Gap I(1)	USA - TX	Wind	121	NA (1)	2006
Buffalo Gap II(1)	USA - TX	Wind	233	NA (1)	2007
InnoVent	France	Wind	4	100%	2007
Wind generation facilities(2)	USA	Wind	298		2005

			1,024

(1)
AES owns these wind facilities together with third party equity investors with both parties in all project holding variable ownership interests. It also has ownership interests in development-stage companies in Scotland, France and Bulgaria

(2)
AES operates these facilities through management or O&M agreements and owns no equity interest in these businesses

  Alternative Energy businesses under construction

Business	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)	Expected Year of Commercial Operation
Buffalo Gap III	USA - TX	Wind	170	NA	2008

Financial Data by Country

        The table below presents information about our consolidated operations and long-lived assets, by country, for years ended December 31, 2007 through December 31, 2005 and as of December 31, 2007 and 2006, respectively. Revenues are recognized in the country in which they are earned and assets are recorded in the country in which they are located.

	Revenues			Property, Plant & Equipment, net
	2007	2006	2005	2007	2006
		(Restated)	(Restated)		(Restated)
	(in millions)
United States	$2,641	$2,573	$2,271	$6,448	$5,686

Non-U.S.
Brazil	4,748	4,119	3,792	5,335	4,611
Argentina	678	542	438	450	412
Chile	1,011	594	542	965	812
Dominican Republic	476	357	231	651	653
El Salvador	479	437	375	249	238
Pakistan	396	318	178	265	272
United Kingdom	235	222	208	383	303
Cameroon	330	300	288	504	407
Mexico	399	185	226	838	205
Puerto Rico	245	234	213	620	626
Hungary	344	304	230	240	225
Ukraine	330	269	217	103	106
Qatar	178	169	165	552	578
Colombia	213	184	182	393	398
Panama	175	144	134	582	449
Oman	105	114	113	331	337
Kazakhstan	284	215	158	52	47
Other Non-U.S.	321	296	286	1,059	580

Total Non-U.S.	$10,947	$9,003	$7,976	$13,572	$11,259

Total	$13,588	$11,576	$10,247	$20,020	$16,945

Customers

        We sell to a wide variety of customers. No individual customer accounted for 10% or more of our 2007 total revenues.

Employees

        As of December 31, 2007 we employed approximately 28,000 people.

Executive Officers

        The following individuals are our executive officers:

        Paul Hanrahan, 50 years old, has been the President and Chief Executive Officer ("CEO") since 2002. Prior to assuming his current position, Mr. Hanrahan was the Chief Operating Officer ("COO") and Executive Vice President. In this role, he was responsible for managing all aspects of business development activities and the operation of multiple electric utilities and generation facilities in Europe, Asia and Latin America. Mr. Hanrahan was previously the President and CEO of the AES China Generating Company, Ltd., a public company formerly listed on NASDAQ. Mr. Hanrahan also has managed other AES businesses in the United States, Europe and Asia. Prior to joining AES, Mr. Hanrahan served as a line officer on the U.S. fast attack nuclear submarine, USS Parche (SSN-683). Mr. Hanrahan is a graduate of Harvard Business School and the U.S. Naval Academy.

        David S. Gee, 53 years old, became an Executive Vice President of the Company in 2006 and the Regional President of North America in 2005. Prior to joining the Company in 2004 as Vice President of Strategy, Mr. Gee was Vice President of Strategic Planning for PG&E in San Francisco, California from 2000 until 2005. Mr. Gee was a principal consultant for McKinsey & Co. from 1985 to 2000 in Houston, Mexico City and London. He was also an Associate for Baker Hughes and Booz Allen & Hamilton in Houston, Texas. Mr. Gee has a Bachelor of Science degree in Chemical Engineering from the University of Virginia and a Master of Science degree in Finance from the Sloan School of Management at the Massachusetts Institute of Technology.

        Andres R. Gluski, 50 years old, has been an Executive Vice President and COO of the Company since March 2007. Prior to becoming the COO, Mr. Gluski was Executive Vice President and the Regional President of Latin America since 2006. Mr. Gluski was Senior Vice President for the Caribbean and Central America from 2003 to 2006, was Group Manager and CEO of EDC (Venezuela) from 2002 to 2003, served as CEO of Gener (Chile) in 2001 and was Executive Vice President of EDC and Corporacion EDC. Prior to joining the Company in 1997, Mr. Gluski was Executive Vice President of Corporate Banking for Banco de Venezuela and Executive Vice President of Finance of CANTV in Venezuela. Mr. Gluski is a graduate of Wake Forest University and holds a Master of Arts and a Doctorate in Economics from the University of Virginia.

        Victoria D. Harker, 43 years old, has been an Executive Vice President and Chief Financial Officer ("CFO") since January 2006. Prior to joining the Company, Ms. Harker held the positions of Acting CFO, Senior Vice President and Treasurer of MCI from November 2002 through January 2006. Prior to that, Ms. Harker served as CFO of MCI Group, a unit of WorldCom Inc., from 1998 to 2002. Prior to 1998, Ms. Harker held several positions at MCI in the areas of finance, information technology and operations. Ms. Harker received a Bachelor of Arts degree in English and Economics from the University of Virginia and a Masters in Business Administration, Finance from American University.

        Robert F. Hemphill, Jr., 64 years old, has been an Executive Vice President of the Company since February 2005. Mr. Hemphill served as the Company's Director from June 1996 to February 2005 and was an Executive Vice President from 1982 to June 1996. Prior to this, Mr. Hemphill held various leadership positions since joining the Company in 1982. Mr. Hemphill also serves on the Boards of Altair Nanotechnologies and Phoenix Motorcars International. Mr. Hemphill received a Bachelor of Arts degree in Political Science from Yale University, a Master of Arts in Political Science from the University of California, Los Angeles, and a Masters in Business Administration, Finance from George Washington University.

        Jay L. Kloosterboer, 47 years old, is the Executive Vice President of Business Excellence. Mr. Kloosterboer joined the Company in 2003 as Vice President and Chief Human Resource Officer. Prior to joining the Company, Mr. Kloosterboer held various senior Human Resources positions at Honeywell International from 1996 to 2003. Mr. Kloosterboer also held management positions at General Electric and Morgan Stanley. He received a Bachelor of Arts degree from Marquette University and holds a Master of Arts degree from the New Mexico State University.

        William R. Luraschi, 44 years old, is an Executive Vice President of the Company and President of the Alternative Energy Business. Mr. Luraschi joined the Company in 1993 and has been an Executive Vice President since July 2003. He was the Company's General Counsel from January 1994 until May 2005. Mr. Luraschi also served as Corporate Secretary from February 1996 until June 2002. Prior to joining the Company, he was an attorney with the law firm of Chadbourne & Parke, LLP. Mr. Luraschi received a Bachelor of Science from the University Of Connecticut and holds a Juris Doctorate from Rutgers School of Law.

        Brian A. Miller, 42 years old, is an Executive Vice President of the Company, General Counsel and Corporate Secretary. Mr. Miller joined the Company in 2001 and has served in various positions including Vice President, Deputy General Counsel, Corporate Secretary, General Counsel for North America and Assistant General Counsel. Prior to joining AES, he was an attorney with the law firm Chadbourne & Parke, LLP. Mr. Miller received a bachelor's degree in History and Economics from Boston College and holds a Juris Doctorate from the University Of Connecticut School Of Law.

        John McLaren, 45 years old, is an Executive Vice President of the Company, and Regional President of Europe & Africa. Mr. McLaren served as Vice President of Operations for AES Europe & Africa from 2003 to 2006 (and AES Europe, Middle East and Africa from May 2005 to January 2006), Group Manager for Operations in Europe & Africa from 2002 to 2003, Project Director from 2000 to 2002, and Business Manager for AES Medway Operations Ltd. from 1997 to 2000. Mr. McLaren joined the Company in 1993. He holds a Masters in Business Administration from the University of Greenwich Business School in London.

        Mark E. Woodruff, 50 years old, is an Executive Vice President of the Company and Regional President of Asia & Middle East. Prior to his current position, Mr. Woodruff was Vice President of North America Business Development from September 2006 to March 2007 and was Vice President of AES for the North America West region from 2002 to 2006. Mr. Woodruff has held various leadership positions since joining the Company in 1992. Prior to joining the Company in 1991, Mr. Woodruff was a Project Manager for Delmarva Capital Investments, a subsidiary of Delmarva Power & Light Company. Mr. Woodruff holds a Bachelor of Science degree in Mechanical and Aerospace Engineering from the University of Delaware.

How to Contact AES and Sources of Other Information

        Our principal offices are located at 4300 Wilson Boulevard, Arlington, Virginia 22203. Our telephone number is (703) 522-1315. Our website address is http://www.aes.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to such reports filed pursuant to section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are posted on our website. After the reports are filed with or furnished to the Securities and Exchange Commission ("SEC"), they are available from us free of charge. Material contained on our website is not part of and is not incorporated by reference in this Form 10-K.

        Our Chief Executive Officer and our Chief Financial Officer have provided certifications to the SEC as required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included as exhibits to this Annual Report on Form 10-K.

        Our Chief Executive Officer provided a certification pursuant to Section 303A of the New York Stock Exchange Listed Company Manual on July 20, 2007.

        Our Code of Business Conduct ("Code of Conduct") and Corporate Governance Guidelines have been adopted by our Board of Directors. The Code of Conduct is intended to govern as a requirement of employment the actions of everyone who works at AES, including employees of our subsidiaries and affiliates. The Code of Conduct and the Corporate Governance Guidelines are located in their entirety on our website. Any person may obtain a copy of the Code of Conduct or the Corporate Governance Guidelines without charge by making a written request to: Corporate Secretary, The AES Corporation, 4300 Wilson Boulevard, Arlington, VA 22203. If any amendments to or waivers from the Code of Conduct or the Corporate Governance Guidelines are made, we will disclose such amendments or waivers on our website.

        On July 30, 2007, the Company adopted a revised Code of Conduct applicable to all of its directors and employees, including its executive officers. The revised Code of Conduct aligns expectations regarding business conduct with updates to the Company's core values and reaffirms the

Company's commitment to doing business with the highest standard of integrity. There are no material substantive changes to the Code of Conduct. The revised Code of Conduct is posted on the Company's website at www.aes.com

Regulatory Matters

Overview

        In each country where we conduct business, we are subject to extensive and complex governmental regulations which affect most aspects of our business, such as regulations governing the generation and distribution of electricity and environmental regulations. These regulations affect the operation, development, growth and ownership of our businesses. Regulations differ on a country by country basis and are based upon the type of business we operate in a particular country.

Regulation of our Generation businesses

        Our Generation businesses operate in two different types of regulatory environments:

        Market Environments.    In market environments, sales of electricity may be made directly on the spot market, under negotiated bilateral contracts, or pursuant to PPAs. The spot markets are typically administered by a central dispatch or system operator who seeks to optimize the use of the generation resources throughout an interconnected system (cost of the least expensive next generation plant required to meet system demand). The spot price is usually set at the marginal cost of energy or based on bid prices. In addition, many of these wholesale markets include markets for ancillary services to support the reliable operation of the transmission system, such as regulation (a service that corrects for short-term changes in electricity use that could impact the stability of the power system). Most of our businesses in Europe, Latin America and the US operate in these types of liberalized markets.

        Other Environments.    We operate Generation assets in certain countries that do not have a spot market. In these environments, electricity is sold only through PPAs with state-owned entities and/or industrial clients as the offtaker. The countries where we operate in this type of environment include Nigeria, Oman, Pakistan, Qatar, Sri Lanka and Jordan.

Regulation of our Distribution businesses

        In general, our distribution companies sell electricity directly to end users, such as homes and businesses and bill customers directly. The amount our distribution companies can charge customers for electricity is governed by a regulated tariff. The tariff, in turn, is generally based upon a certain usage level that includes a pass through of costs to the customer that are not controlled by the distribution company, including the costs of fuel (in the case of integrated utilities) and/or the costs of purchased energy, plus a margin for the value added by the distributor, usually calculated as a fair return on the fair value of the company's assets. This regulated tariff is periodically reviewed and reset by the regulatory agency of the government, with the exception of any components that are directly passed through to the customer, which are usually adjusted through an automated process. In many instances, the tariffs can be adjusted between scheduled regulatory resets pursuant to an inflation or another index. Customers with demand above a certain level are often unregulated and can choose to contract with generation companies directly and pay a wheeling fee, which is a fee to the distribution company for use of the distribution system. Most of our utilities operate as monopolies within exclusive geographic areas set by the regulatory agency and face very limited competition from other distributors.

        Set forth below is a discussion of the most material regulations we face in each country where we do business. In each country, the regulatory environment can pose material risks to our business, its operations and/or its financial condition. For further discussion of those risks, see the Risk Factors in Item 1A of this Annual Report on Form 10-K.

Latin America

        Brazil.    Brazil has one main interconnected electricity system, the National Interconnected System. The power industry in Brazil is regulated by the Brazilian government, acting through the Ministry of Mines and Energy and the National Electric Energy Agency, ("ANEEL"), an independent federal regulatory agency that has authority over the Brazilian power industry. ANEEL supervises concessions for electricity generation, transmission, trading and distribution, including the setting of tariff rates, and supervising and auditing of concessionaires.

        On March 15, 2004, the Brazilian government launched a proposed new model for the Brazilian power sector. The New Power Sector Model created two energy markets: (1) the regulated contractual market for the distribution companies, and (2) the free contract environment market, designed for traders and other large volume users.

        Under the New Power Sector Model, every distribution utility is obligated to contract to meet 100% of its anticipated energy requirements over the coming five years in the regulated contractual market, through energy auctions from new proposed generation projects or existing generation facilities. The existing bilateral contracts are being honored, but cannot be renewed.

        In order to optimize the generation of electricity through Brazil's nationwide system, generation plants are allocated a generating capacity referred to as "assured energy" or the amount of energy representing the long-term average energy production of the plant defined by ANEEL. Together with the system operator, ANEEL establishes the amount of assured energy to be sold by each plant. The system operator determines generation dispatch which takes into account nationwide electricity demand, hydrological conditions and system constraints. In order to mitigate risks involved in hydroelectric generation, a mechanism is in place to transfer surplus energy from those who generated in excess of their assured energy to those who generated less than their assured energy. The energy that is reallocated through this mechanism is priced pursuant to an energy optimization tariff, designed to optimize the use of generation available in the system.

        The tariff charged by distribution companies to regulated customers is composed of a non-manageable cost component (Part A), which includes energy purchase costs and charges related to the use of transmission and distribution systems and is directly passed through to customers and a manageable cost component (Part B), which includes operations and maintenance costs based on a reference company (a model distribution company defined by ANEEL), recovery of depreciated assets and a component for the value added by the distributor (calculated as net asset base multiplied by pre-tax weighted average cost of capital). Part B is reset every four to five years depending on the specific concession. There is an annual tariff adjustment to pass through Part A costs to customers and to adjust the Part B costs by inflation less an efficiency factor (X-Factor). Distribution companies are also entitled to extraordinary tariff revisions, in the event of significant changes to their cost structure. The tariff reset methodology will be the subject of a Public Hearing scheduled to take place on February 27, 2008.

        AES businesses in Brazil consists of: two distribution businesses—Eletropaulo, serving over five million customers in the Sao Paulo area, and AES Sul, serving over one million customers in the state of Rio Grande do Sul; and two generation businesses—Tiete, a 2,650 MW hydro-generation facility, and Uruguaiana, a 639 MW generation facility.

        On July 4, 2007, Eletropaulo had its periodic tariff review and reset, which resulted in an average tariff reduction of 8.43%. As part of the tariff reset process, ANEEL recalculated the regulatory return on capital for all of the distribution companies in Brazil based on current Brazilian interest rates, which have decreased since the last reset and a lower country risk. The lower regulatory return was one of the main drivers of the reduction in tariff. The next tariff reset for Sul is scheduled for April 2008.

        Sul is pursuing the annulment of ANEEL's Order 288, issued on May 16, 2002, in which ANEEL retroactively prohibited several companies, Sul included, the opportunity to choose not to participate in the "exposition relief mechanism," which allowed these companies to sell the energy from Itaipu into the spot market. This lawsuit has a financial impact of about R$437.8 million (historic values referring to 2001 and 2002) or approximately US$248 million as of December 31, 2007. Sul was granted a preliminary injunction ordering ANEEL to review the Brazilian Electric Energy Commercialization Chamber or ("CCEE") registers, calculations and liquidation. This lawsuit awaits the judge's decision regarding either ANEEL's petition to include CCEE as a co-defendant in the lawsuit or ANEEL's compliance with the injunction. If the operations registered in CCEE are cleared with the effect of Order #288 in place, Sul will owe a net amount of approximately R$80 million (historic values referring to 2001) or approximately US$45 million as of December 31, 2007. Sul is current on all CCEE charges and costs incurred subsequent to the period in question in the Order #288 matter. All amounts, including the amount owed to CCEE in the event Sul loses the case, are reserved in Sul's books.

        AES Tietê's concession agreement with the State of Sao Paulo for its generation plant includes an obligation to increase generation capacity by 15% by the end of 2007. AES Tietê, as well as other concessionaire generators, were not able to meet this requirement due to regulatory, environmental and hydrological constraints. The matter is under consideration by the State Government of São Paulo. AES is seeking to resolve the issue through an extension of the deadline or other options. An adverse decision by the regulator could have a negative impact on the value of the plant, but at this time the positions of ANEEL and the State of Sao Paulo are not known.

        Chile.    Chile has four electricity systems. The two major interconnected electricity systems are the Central Interconnected System ("SIC"), covering 92% of the population of the country and 75% of the load, and the Northern Interconnected System ("SING"), covering 6% of the population and 24% of the load.

        Under Chile's Electric Law, the electricity market is 100% privately-owned. The Chilean Ministry of Economy and Energy regulates the granting of concessions to generation companies for hydroelectric facilities and to distribution companies for distribution networks. Concessions are not required for thermoelectric power plants. The National Energy Commission defines energy policy and generally oversees electric regulation. The Superintendency of Electricity and Fuels supervises compliance with quality of service and safety standards. In 2005, an autonomous commission, the Panel of Experts, was established to resolve technical disputes within the electricity sector.

        The Chilean electricity system is principally a contract-based market in which customer demand is supplied through long-term PPAs with generators. The PPAs specify the volume, price and term conditions for the sale of energy and capacity. The Electric Law establishes two types of customers: unregulated customers with demand in excess of 2 MW and regulated customers with demand less than or equal to 2 MW which are usually supplied by distribution companies. Customers with demand between 0.5 MW and 2 MW are allowed to choose either the regulated or unregulated regime every four years. Unregulated customers freely negotiate supply contracts directly with the generators or distribution companies.

        In order to minimize the operational cost of the system, independent load centers dispatch plants on a mandatory basis in order to achieve the lowest cost of production available to meet the level of demand at any given time, constrained to maintain safety and reliability of service. As a result, the electricity systems are intended to be near-perfect markets for the generation of electricity in which the lowest cost producer is used to satisfy demand before the next lowest cost producer is dispatched. As a result, although generation companies freely enter into PPAs with distribution companies and other customers for the sale of capacity and energy, the electricity necessary to fulfill these agreements is provided by the contracting generation company only if the generation company's marginal cost of production is low enough for its generating capacity to be dispatched to meet demand. Otherwise, the generation company will purchase electricity from other generation companies at the system marginal cost. The marginal cost of production is the cost of the least expensive next unit required to meet system demand at a given time.

        The cost of investment and operation of transmission systems are borne by generation companies and consumers (regulated tolls), in proportion to their use.

        In May 2005, there was an amendment to the Electric Law designed to provide incentive for future generation projects. In general, the law increased the flexibility of the regulated pricing system to respond to the higher generation cost scenario which resulted from the natural gas curtailments. One of the principal aspects of the law is the gradual replacement of node prices with prices awarded through public bid processes. Under the terms of the amendment, distribution companies are required to hold public bid processes for new supply contracts. Beginning in 2009, these contracts may not exceed 15 years, and will be awarded based on the lowest energy price offered.

        In addition, a procedure was established to govern the situation of distribution companies without contract supply. Law 20,220 ("Ley Tokman") published in the Official Gazette on September 14, 2007, obliges generation companies to continue with the energy supply to distribution companies that lose their contract either due to their bankruptcy, bankruptcy of their supplier, or the anticipated termination of the contract by arbitration award or court's decision. The law states that if a distribution company in that situation is not able to procure a new contract, then all the generation companies should supply to the distribution company at node prices (prices determined by the authority every six months), thereby assuming the costs of spot market prices, which becomes a credit only within a bankruptcy proceeding.

        On July 13, 2004, AES Gener and ESSA filed for arbitration with the International Court of Arbitration against certain Argentine natural gas producers, members of the Sierra Chata Consortium. The main purpose of the lawsuit was that the arbitral court ordered the producers to comply with their contractual obligations, deliver the total concentrated gas and/or to provide compensation for damages incurred by the plaintiffs. The International Court of Arbitration issued its final award on December 19, 2007. The award: (i) rejected the plaintiff's claim; (ii) declared the existence of a force majeure event; and (iii) declared the gas supply agreement terminated and exempted the Parties for any liability thereto.

        Colombia.    Colombia has one main national interconnected system (the SIN). In 1994 the Colombian Congress issued the laws of Domiciliary Public Services and the Electricity Law, which set the institutional arrangement and the general regulatory framework for the electricity sector. The Regulatory Commission of Electricity and Gas ("CREG") was created to foster the efficient supply of energy through regulation of the wholesale market, the natural monopolies of transmission and distribution, and by setting limits for horizontal and vertical economic integration. The control function was assigned to the Superintendency of Public Services.

        The wholesale market is organized around both bilateral contracts and a mandatory pool and spot market for all generation units larger than 20 MW. Each unit bids its availability quantities for a 24 hour period with one bid price set for those 24 hours. The dispatch is arranged by lowest to highest bid price and the spot price is set by the marginal price.

        The spot market started in July 1995, and in 1996 a capacity payment was introduced for a term of 10 years. In December 2006, a regulation was enacted that replaced the capacity charge with the reliability charge and established two implementation periods. The first period consists of a transition period from December 2006 to November 2012, during which, the price is equal to US$13.045 per MWh ("megawatt hour") and volume is determined based on firm energy offers which are pro-rated so that the total firm energy level does not exceed system demand. The second period, in which the reliability charge will be determined, based on the energy price and volume offers submitted by new market participants bidding for new capacity for the system begins in December 2012. The first reliability charge auction will be held in May 2008. The closing price of each auction will determine the reliability charge for existing plants.

        Argentina.    Argentina has one main national interconnected system. The National Electrical Regulating Agency is responsible for ensuring the compliance of transmission and distribution companies to concessions granted by the Argentine government and approves distribution tariffs. The regulatory entity authorized to manage and operate the wholesale electricity market in Argentina is Compañía Administradora del Mercado Mayorista Eléctrico, Sociedad Anómima, ("CAMMESA"), in coordination with the policies established by the National Secretariat of Energy. CAMMESA performs load dispatching and clears commercial transactions for energy and power. Sales of electricity may be made on the spot market at the marginal cost of energy to satisfy the system's hourly demand, or in the wholesale energy market under negotiated term contracts. As a result of the gas crisis, this mechanism was modified in 2003 by Resolution 240/03. At present, the price is determined as if all generating units in Argentina were operating with natural gas, even though they may be using other, more expensive, alternative fuels. In the case of generators using alternative fuels, CAMMESA pays the total variable cost of production, which may exceed the established spot price. Additionally, in the spot market, generators are also remunerated for their capacity to generate electricity in excess of supply agreements or private contracts executed by them.

        As the result of a political, social and economic crisis, the Argentine government adopted many new economic measures since 2002. The regulations adopted in the energy sector effectively terminated the use of the U.S. Dollar as the functional currency of the Argentine electricity sector. During 2004, the Energy Secretariat reached agreements with natural gas and electricity producers to reform the energy markets. In the electricity sector, the Energy Secretariat passed Resolution 826/2004, inviting generators to contribute a percentage of their sales margins to fund the development and construction of two new power plants to be installed by 2008/2009. The time period for the funding was set from January 2004 through December 2006 and was subsequently extended through December 2007. In exchange, the Government committed to reform the market regulation to match the pre-crisis rules prevailing before December 2001. Additionally, participating generators will receive a pro-rata ownership share in the new generation plants after ten years.

        Under the previous regulations, distribution companies were granted long-term concessions (up to 99 years) which provided, directly or indirectly, tariffs based upon U.S. Dollars and adjusted by the U.S. consumer price index and producer price index. Under the new regulations, tariffs are no longer linked to the U.S. Dollar and U.S. inflation indices. The tariffs of all distribution companies were converted to pesos and were frozen at the peso national rate as of December 31, 2001. In October 2003, the Argentine Congress established a procedure for renegotiation of the public utilities concessions and extended the period for that process until December 31, 2007.

        On November 12, 2004, EDELAP, an AES distribution business, signed a Letter of Understanding with the Argentine government in order to renegotiate its concession contract and to start a tariff reform process, which was ratified by the National Congress on May 11, 2005. Final government approval was obtained on July 14, 2005. As a first step during this process, a Distribution Value Added ("DVA") increase of 28%, effective February 1, 2005, was granted. On October 24, 2005, EDEN and EDES, two AES distribution businesses, signed a Letter of Understanding with the Ministry of Infrastructure and Public Services of the Province of Buenos Aires to renegotiate their concession contracts and to start a tariff reform process, which was formally approved on November 30, 2005. An initial 19% DVA increase went effective in August 2005 and an additional 8% DVA increase became effective in January 2007.

        Upon execution of these Letters of Understanding, AES agreed to postpone or suspend certain international claims. However, these Letters of Understanding provide that if the government does not fulfill its commitments, AES may restart the international claim process. AES has postponed any action until the tariff reset is finalized.

        El Salvador.    Electricity generators and distribution companies in El Salvador are linked through a single, main interconnected system managed by the Transactions Unit ("UT"). The El Salvador wholesale electricity market is comprised of: (1) a contract market based on contracts between electricity generators, distributors and trading companies and (2) a spot market for uncontracted electricity based upon bids from spot market participants specifying prices at which they are willing to buy or sell electricity.

        El Salvador has five electricity distribution companies, which came under private ownership as part of the privatization process that took place in 1998. AES controls four of these five distribution companies, encompassing about 80% of the national territory. El Salvador's electricity industry is regulated under the General Electricity Law enacted in October 1996 and subsequently amended twice in June 2003, and in October 2007. The Superintendencia General de Electricidad y Telecomunicaciones ("SIGET") is an independent regulatory authority that regulates the electricity and telecommunications sectors in El Salvador.

        The maximum tariff to be charged by distribution companies to regulated customers is subject to the approval of the SIGET. The components of the electricity tariff are (a) the average energy price ("energy charge"), (b) the charges for the use of the distribution network ("distribution charge"), and (c) customer service costs ("service charge"). Both the distribution charge and service charge are based on average capital costs as well as operation and maintenance costs of an efficient distribution company. The energy charge is adjusted every six months to reflect the changes in the spot market price for electricity. The distribution charge and service charge are approved by SIGET every five years and have two adjustments: (1) an annual adjustment considering the inflation variation and (2) an automatic adjustment in April, July and October, provided that change in the adjusted value exceeds the value in effect by at least 10%.

        The distribution tariff for all five distribution companies in El Salvador was reset on December 4, 2007. The approved tariff schedule is valid for the next five years (2008-2012). One outcome of the tariff reset was a significant reduction in the distribution value added component of the tariff for each of the company's distribution businesses. The company has since appealed the new tariff schedule to the El Salvador Supreme Court.

        Currently, the Company faces the following regulatory actions:

        a)    Connection and reconnection charge regulations: The SIGET is currently in the process of approving changes in the methodology used for calculating and applying connection and reconnection charges. It is estimated that the changes being approved could reduce the annual revenues associated with connection and reconnection by as much as 30%.

        b)    Quality of Service ("QoS") regulations: QoS regulations are entering into the permanent application regime. As a result, quality requirements will be higher and enforced to their full extent. In addition, the distribution companies could be required to compensate customers as a result of not meeting the prescribed quality standards.

        Dominican Republic.    The Dominican Republic has one main interconnected system and four isolated systems. Under current regulations, the Dominican government retains ultimate oversight and regulatory authority as well as control and ownership of the transmission grid and the hydroelectric facilities in the country. In addition, the government shares ownership in certain generation and distribution assets. The Dominican government's oversight responsibilities for the electricity sector are carried out by the National Energy Commission ("CNE") and the Superintendency of Electricity.

        The spot market in the Dominican Republic commenced operations in June 2000. All participants in the Dominican electric system with available units are put in order of merit for dispatch based on lowest marginal cost. The order of merit determines the price to be paid for the electricity and the order in which each participant is dispatched. The order of merit is effective for one week. Sector participants may execute private contracts in which they agree to specific energy and capacity transactions.

        The regulatory framework in the Dominican electricity market establishes a methodology for calculating the firm capacity for each power generation unit. A new regulation recently passed by the CNE effectively changes the methodology for calculating firm capacity from a yearly to a monthly basis. While this new methodology has not yet been applied, it is estimated that it would result in a net reduction in the firm capacity payments paid to generators. The Company has sent a proposal to CNE proposing changes to the new firm capacity calculation that would help mitigate the impact of the new regulation.

        The financial and political crisis in the Dominican Republic during 2004 caused a financial crisis in the electricity sector. The inability to pass through higher fuel prices and the costs of devaluation led to a gap between collections at the distribution companies and the amounts required to pay the generators. In 2005 the government committed itself to stay current with its energy bills and also to cover the potential deficit of distribution companies. During 2005 and 2006, the government has been paying both the subsidies and its own energy bills on time. In December 2006, a bill with the primary goal of supporting fraud prosecution was sent to Congress by the Executive Branch. This bill was approved in July 2007 and is expected to help the sector reach financial sustainability by: criminalizing electrical fraud; setting new limits to non-regulated users in order to protect the distribution companies' market; allowing for service cutoff after only one bill due; and classifying as a national security breach the intentional damage or interruption of the national electricity grid.

        Despite these improvements, the electricity sector has not completely recovered from the financial crisis of 2004. In 2006 the electricity sector needed US$530 million in subsidies from the government to cover current operations. In 2007, the sector needed more than US$630 million and, at current fuel prices, the government has budgeted an amount of US$800 million for 2008.

        In October of 2006, CDEEE (Corporación Dominicana de Empresas Electricas Estatales), the state owned transmission and water company, began making public statements that it intends to seek to compel the renegotiation and/or recission of long-term power purchase agreements with certain power generating companies in the Dominican Republic. Although the details concerning CDEEE's statements are unclear and no formal government action has been taken, AES owns ownership interests in three power generation facilities in the country (AES Andres, Itabo and Dominican Power Partners) that could be adversely affected by the actions taken by the CDEEE, if any.

        Panama.    Panama has one main interconnected system (the NIS). The National Authority of Public Services regulates power generation, transmission, interconnection and distribution activities in the electric power sector and is responsible for the planning and coordination of the NIS. The National Dispatch Center ("CND") is responsible for planning, supervising and controlling the integrated operation of the NIS and for ensuring its safe and reliable operation. The dispatch order is determined by the CND, which dispatches electricity from generation plants based on lowest marginal cost.

        In order to mitigate spot market volatility, generators can enter into long-term PPAs with distribution companies and large users. The terms and contents of PPAs are determined through a competitive bidding process. Generators can also enter into reserve supply contracts with each other. Distribution companies are required to contract 100% of their annual energy requirements (although they can self-generate up to 15% of their demand).

North America

        United States.    The U.S. wholesale electricity market consists of multiple distinct regional markets that are subject to both Federal regulation, as implemented by the FERC, and regional regulation as defined by rules designed and implemented by an Independent System Operator ("ISO"). These rules for the most part govern such items as the determination of the market mechanism for setting the system marginal price for energy and the establishment of guidelines and incentives for the addition of new capacity. The current regulatory framework in the U.S. is the result of a series of regulatory actions that have taken place over the past two decades, as well as numerous policies adopted by both the federal government and the individual states that encourage competition in wholesale and retail electricity markets.

        The Federal government, through regulations promulgated by FERC, has primary jurisdiction over wholesale electricity markets and transmission services. While there have been numerous Federal statutes enacted during the past 30 years, including the Public Utility Regulatory Policy Act of 1978 ("PURPA"), the Energy Policy Act of 1992 ("EPAct 1992"), the Energy Policy Act of 2005 ("EPAct 2005"), there are two fundamental regulatory initiatives implemented by FERC during that time frame that directly impact our U.S. businesses:

  (a)
  FERC approval of market based rate authority beginning in 1986 for many providers of wholesale generation; and

  (b)
  FERC issuance of Order #888 in 1996 mandating the functional separation of generation and transmission operations and requiring utilities to provide open access to their transmission systems.

        Several of our generation businesses in the U.S. currently operate as Qualifying Facilities ("QF's") as defined under PURPA. These businesses entered into long-term contracts with electric utilities that had a mandatory obligation at that time, as specified under PURPA, to purchase power from QF's at the utility's avoided cost (i.e. the likely costs for both energy and facilities that would have been incurred by the purchasing utility if that utility had to provide its own generating capacity). EPAct 2005 later amended PURPA to eliminate the mandatory purchase obligation in certain markets, but did so only on a prospective basis. Cogeneration facilities and small power production facilities that meet certain criteria can be QFs. To be a QF, a cogeneration facility must produce electricity and useful thermal energy for an industrial or commercial process or heating or cooling applications in certain proportions to the facility's total energy output, and must meet certain efficiency standards. To be a QF, a small power production facility must generally use a renewable resource as its energy input and meet certain size criteria.

        Our non-QF generation businesses in the U.S. currently operate as Exempt Wholesale Generators ("EWG's") as defined under EPAct 1992. These businesses are exempt from the PUHCA, and subject to FERC approval, have the right to sell power at market-based rates, either directly to the wholesale market or to a 3rd party offtaker such as a power marketer or utility/industrial customer.

        As an example, one of our larger generation businesses in the U.S. is Eastern Energy. A brief description of the regulatory environment under which Eastern Energy operates is provided below:

        Eastern Energy.    AES, through its Eastern Energy subsidiary, currently owns 4 coal-fired generation plants with a combined total capacity of 1,268 MWs located in the state of New York. The plants sell power directly to the New York Independent System Operator ("NYISO"), a FERC approved regional operator which manages the transmission system in New York and operates the state's wholesale electricity markets. NYISO is regulated as an electric utility by the FERC and has an Open Access Transmission Tariff on file that incorporates rates and conditions for use of the transmission system and a Market Services Tariff that describes the rules and conditions of use for the various markets.

        The NYISO wholesale power markets are based on a combination of bilateral contracts, contracts for differences ("CFDs") which financially settle relative to an agreed upon index or floating price, and NYISO-administered day-ahead and real-time energy markets. The day-ahead market includes energy, regulation and operating reserves and is a financially binding commitment to produce or replace the products sold. The real time market, which also offers energy, regulation and operating reserves, is a balancing market and is not a financially binding commitment but rather a best effort standard. NYISO uses location based marginal pricing (i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the region) calculated at each node to account for congestion on the grid. Generators are paid the location marginal price at their node, while the end customer pays a zonal price that is the average of nodes within a zone. The market has a $1,000/MWh cap on bids for energy. However, market rules also incorporate scarcity pricing mechanisms when the market is short of required operating reserves that can result in energy prices above $1,000 MWh.

        In addition to our generation businesses, we also operate IPL, a vertically integrated utility located in Indiana. A brief description of the regulatory environment under which IPL operates is provided below:

        IPL.    As a regulated electric utility, IPL is subject to regulation by the FERC and the Indiana Utility Regulatory Commission ("IURC"). As indicated below, the financial performance of IPL is directly impacted by the outcome of various regulatory proceedings before the IURC and FERC.

        The IURC sets IPL's retail rates, has approval authority over any proposal to issue either equity or debt instruments, sets the rules and regulations that govern relations between IPL and its customers, prescribes the manner and form of IPL's accounting records, including the fixing of its depreciation rates, has approval authority over any sale, assignment, transfer or lease of IPL's assets, and establishes assigned service areas, within the boundaries of which IPL is authorized to furnish all retail electric service on an exclusive basis.

        IPL's tariff rates for electric service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings ("general rate case"). General rate cases, which have occurred at irregular intervals, involve consumer groups and customers. The last general rate case for IPL was completed in 1995. In addition, pursuant to statute, the IURC is required to conduct a periodic review of the basic rates and charges of all utilities at least once every four years, but the IURC has the authority to review the rates of any utility at any time it chooses. Such reviews have not been subject to public hearings.

        The majority of IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel (including purchased power costs) consumed from estimated fuel costs embedded in basic rates, subject to certain restrictions on the level of operating income. These billing or crediting mechanisms are referred to as "trackers". This is significant because fuel and purchased power costs represent a large portion of IPL's total costs. In addition, IPL's rate authority provides for a return on IPL's investment and recovery of the depreciation and operation and maintenance expenses associated with the nitrogen oxide ("NOx") compliance construction program and its multipollutant plan. The trackers allow IPL to recover the cost of qualifying investments, including a return on investment, without the need for a general rate case.

        IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in its basic rates and charges. IPL must present evidence in each fuel adjustment charge, or FAC, proceeding that its has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

        Independent of the IURC's ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in FAC. Additionally, customer refunds may result if a utility's rolling 12-month operating income, determined at quarterly measurement dates, exceeds a utility's authorized annual net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month net operating income can be offset.

        In IPL's three most recently approved FAC filings, the IURC found that IPL's rolling annual net operating income was greater than the authorized annual net operating income by $24.6 million for the twelve months ended October 31, 2007; by $22.5 million for the twelve months ended July 31, 2007; and by $3.8 million for the twelve months ended April 30, 2007. Because IPL has had a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, even though IPL has a cumulative net operating income deficiency, the IURC may still review IPL's basic rates and charges on a prospective basis at any time it chooses.

        In December 2007, IPL received a letter from the staff of the IURC requesting information relevant to its periodic review of its basic rates and charges. IPL subsequently provided information to staff and has engaged in discussions with staff on this matter. The IURC staff was concerned that the higher than usual 2007 earnings may continue in the future and IPL is evaluating alternatives for addressing the IURC's concerns. It is not clear what action, if any, the IURC staff will recommend as a result of its periodic review of IPL's basic rates and charges.

        IPL participates in the restructured wholesale energy market operated by the Midwest ISO ("MISO") and under the jurisdiction of the FERC since its implementation April 1, 2004. Prior to the implementation of these markets, IPL dispatched its generation and purchased power resources directly to meet its demands. In the MISO markets, IPL is obligated to offer its generation and to bid its demand into the market on an hourly basis. The MISO settles these hourly offers and bids based on location based marginal prices (i.e. pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the MISO region). The MISO evaluates the market participants' energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on a five-minute basis. Market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, with certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs. As anticipated and in keeping with similar market start-ups around the world, location marginal prices are volatile, and there are process, data and model issues requiring editing and enhancement. IPL and other market participants have raised concerns with certain MISO transactions and the resolution of those items could impact our results of operations.

        In IPL's March 2006 proceeding before the commission, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review MISO fuel cost components and IPL's generation and demand bidding practices. To date, no procedural schedule for this sub-docket has been established, and IPL cannot predict what refunds, if any, may be required, or for what period of time.

        Mexico.    Mexico has for the most part a single national electricity grid (referred to as the "National Interconnected System"), covering nearly all of Mexico's territory. The only exception is the Baja California peninsula which has its own separate electricity system. Article 27 of the Mexican Constitution reserves the generation, transmission, transformation, distribution, and supply of electric power exclusively to the Mexican State for the purpose of providing a "public service". The Federal Electricity Commission ("CFE"), by virtue of Article 1 of the Energy Law, is granted sole and exclusive responsibility for providing this public service as it relates to the supply, transmission and distribution of electric power.

        In 1992, the Energy Law was amended to allow private parties to invest in certain activities in the Mexico electrical power market, under the assumption that "self-supply" generation of electric power is not considered a public service. These reforms allowed private parties to obtain permits from the Ministry of Energy for (i) generating power for self-supply; (ii) generating power through co-generation processes; (iii) generating power through independent production; (iv) small-scale production and (v) importing and exporting electrical power. Beneficiaries holding any of the permits contemplated under the Energy Law are required to enter into PPAs with the CFE with regard to all surplus power produced. It is under this basis that AES's Merida ("Merida") and Tamuin facilities operate. Merida, a majority owned 484 MW generation business, provides power exclusively to CFE under a long-term contract. Tamuin provides the majority of its output to two offtakers under long-term contracts, and can sell any excess or surplus energy produced to CFE at a predetermined day-ahead price.

Europe & Africa

        European Union.    European Union ("EU") member states are required to implement EU legislation, although there is a degree of disparity as to how such legislation is implemented and the pace of implementation in the respective member states. EU legislation covers a range of topics which impact the energy sector, including market liberalization and environmental legislation. The Company has subsidiaries which operate existing generation businesses in a number of countries which are member states of the EU, including the Czech Republic, Hungary, the Netherlands, Spain and the United Kingdom. The Company also has subsidiaries which are in the process of constructing a generation plant in Bulgaria. Bulgaria became a member state of the EU as of January 1, 2007.

        The principles of market liberalization in the EU electricity and gas markets were introduced under the Electricity and Gas Directives. In 2005, the European Commission ("EC"), the legislative and administrative body of the EU, launched a sector-wide inquiry into the European gas and electricity markets. In the context of the electricity market, the inquiry has to date focused on identifying issues related to price formation in the electricity wholesale markets and the role of long-term agreements as a possible barrier to entry with a view to improving the competitive situation. In January 2007, the EC published a proposal for a new common energy policy for Europe. The proposal focuses on consumer choice, fairer prices, cleaner energy and security of supply. A key component of the proposal is specific core energy objectives for the EU, including:

  •
  20% reduction in EU GHG emissions, as compared with 1990 levels, or 30% if other developed nations agree to take similar action by 2020;

  •
  increase in the use of renewable energy, to 20% of all energy consumed. This is a binding target; however, the plan allows flexibility in how each country contributes to the overall EU target;

  •
  20% increase in energy efficiency; and

  •
  increase in the use of biofuels, to 10% of all fuel used in transport.

        In September 2007, and again in January 2008, the EC published further draft legislative proposals to realize its common energy policy and its ambitious environmental goals. These proposals are however still in the very early stages of parliamentary deliberation and it is not possible to predict at this stage whether and when they will be adopted and implemented.

        Progress in the implementation of the directives referred to above varies from member state to member state. AES Generation businesses in each member state will be required to comply with the relevant measures taken to implement the directives. See "Air Emissions" below, for a description of these Directives.

        Kazakhstan.    Under the present regulatory structure, the electricity generation and supply sector in Kazakhstan is mainly regulated by the Ministry of Energy and Mineral Resources (the "Ministry"), the

Committee for protection of competition of the Ministry of Industry and Commerce (the "Committee") and the Agency for Regulation of Natural Monopolies (the "Agency"). Each has the necessary authority for the supervision of the Kazakhstan power industry. However, the continuous changes in the law and Kazakhstani Government result in certain contradictions between different laws and regulations as well as the absence of a clear demarcation between rights and responsibilities of the Ministry, the Committee and the Agency. This in turn results in some uncertainty in the regulatory environment of the power sector.

        Kazakhstan has a wholesale power market, where generators and customers are free to sign contracts at negotiated prices. The power market infrastructure is evolving into a functioning centralized trading system. The government is planning to introduce a real-time balancing market in 2008. Since 2004, power producers, guaranteed suppliers and wholesale traders have been required to purchase and sell part of their electricity volumes on the electronic centralized power trading market. State-owned entities and natural monopolies are obligated to buy power through tenders and centralized trading. The wholesale transmission grid is owned by state-owned company KEGOC, which also acts as the system operator.

        To date, the Agency approves and regulates all tariffs for power transmission and distribution. Under the law, power companies have to notify the Agency of the proposed increase of their prices and the Agency has the right to veto such proposed tariff increases. Further, the Agency has the right to request decrease of the applicable tariffs and/or request introduction of the fixed prices for those power companies with prior record of anti-monopoly violations.

        Two hydro plants which are under AES concession, Ust-Kamenogorsk and Shulbinsk, together with Ust-Kamenogorsk TET, all located in the Eastern Kazakhstan region, are recognized by the Committee as dominant entities in the regional market because their aggregated share in the electricity supply commodity market in the region is 70%. These businesses are required to notify the competition authority about any power price increases for regional customers.

        Effective January 1, 2008, the Prime Minister of Kazakhstan has ordered all generating plants in Kazakhstan to maintain fourth quarter 2007 price levels through the first quarter of 2008 in order to help moderate high inflation rates in Kazakhstan. It is not clear whether this order is legal, or if it will be maintained beyond the first quarter of 2008. One of AES's plants, AES Ekibastuz GRES 1, has agreed to the tariff freeze. The other AES plants in Kazakhstan are reviewing their options, but to date have not made a decision with regard to tariff levels for 2008.

        In February 2007, the Committee initiated administrative proceedings against UK Hydro, and Shulbinsk Hydro, an AES subsidiary, and subsequently AES Ust-Kamengorskaya TET LLP, ("UKT") and Nurenergoservice LLP, AES's electricity trading business in Kazakhstan, for alleged violation of Kazakhstan's antimonopoly laws. Initial decisions have been reached by the Courts in these proceedings. See Item 3 Legal Proceedings in this Form 10-K.

        In October 2007, Kazakhstan adopted amendments into Subsoil Law which allow the government to terminate any subsoil agreements in case of a threat to national interests or other reasons. The new law may have an impact on AES's Maikuben coal mine operation, which has a subsoil agreement with the government of Kazakhstan.

        In December 2007, the Kazakhstan government approved a resolution to introduce State price regulation for power sold to customers in the Southern zone via the North-South interconnects. All power companies located in the Northern zone with customers located in the Southern region are required to submit price information to the regulator, which then has the right to decrease the tariff based on a reasonable profit return approach.

        In January 2008, the Ministry of Economy proposed to the Government a new tax on profit of non-resident legal entities from the sale of shares of a Kazakhstan company with a subsoil agreement and property located in Kazakhstan.

        In January 2008, the Ministry of Environment protection submitted a proposal to the Government on ratification of the Kyoto protocol.

        In January 2008, the Committee was reorganized into an independent state body, an Agency charged with the protection of competition. The role and functions of this new Agency in relation to the regulation of the power sector are not clear and will be determined in new rules and legislation.

        On February 4, 2008, the Company entered into a sale and purchase agreement with Kazakhmys PLC ("Kazakhmys"). Under the agreement, the Company is selling to Kazakhmys certain indirect wholly-owned subsidiaries with operations in Kazakhstan, including AES Ekibastuz LLP, the operator of the AES Ekibastuz power plant, and Maikuben West LLP, the owner of the AES Maikuben coal mine, which collectively generated total revenues of approximately $185 million for the year ended December 31, 2007. The Company will receive consideration of approximately $1.1 billion at closing and will have the opportunity, over three years, to receive additional consideration of up to approximately $380 million under earn-out provisions, a management fee and a capital expenditure program bonus, for a total consideration of up to $1.48 billion. The management agreement, also entered into on February 4, 2008, pursuant to which an affiliate of the Company will manage the businesses sold to Kazakhmys, runs through December 2010, unless earlier terminated in accordance with the agreement. The sale is subject to certain regulatory and third-party approvals and to customary purchase price adjustments. The transaction is expected to close by the end of the second quarter of 2008.

        The Company is retaining its facilities in Eastern Kazakhstan, including Sogrinsk CHP and Ust-Kamenogorsk CHP; its facilities under concession agreements, Shulbinsk HPP and Ust-Kamenogorsk HPP; and its trading business, Nurenergoservice L.L.P. The litigation asserted against these businesses described above remains pending.

        Cameroon.    The law governing the Cameroonian electricity sector was passed in December 1998. The regulator is the Electricity Sector Regulatory Agency ("ARSEL") and its role is regulating and ensuring the proper functioning of the electricity sector, supervising the process of granting concessions, licenses and authorizations to operators, monitoring the application of the electricity regulation by the operators of the sector, approving and/or publicizing the regulated tariffs in the sector and safeguarding the interests of electricity operators and consumers. ARSEL has the legal status of a Public Administrative Establishment and is placed under the dual technical supervisory authority of the Ministries charged with electricity and finance.

        The concession agreement of July 2001 between the Republic of Cameroon and SONEL covers a twenty-year period. The first three years constituted a grace period to permit resolution of issues existing at the time of the privatization. In 2006, SONEL and the Cameroonian government signed an amended concession agreement. The amendment updates the schedule for investments to more than double the number of people SONEL serves over the next 15 years and provides for upgrading the generation, transmission and distribution system. Additionally, the concession agreement amended the tariff structure that results in an electricity price based on a reasonable return on the generation, transmission and distribution asset base and a pass through of a portion of fuel costs associated with increased thermal generation in years when hydrology is poor. The amended concession agreement has also reduced the cost of connection to facilitate access to electricity in Cameroon.

        Nigeria.    Nigeria's electricity sector consists of a generation market comprised of approximately 6 GW of installed capacity, with the state-owned entity, Power Holding Company of Nigeria ("PHCN") holding approximately 88% of the market share and two independent power producers ("IPPs") holding the remaining 12%. The IPPs, of which AES Nigeria Barges Ltd. ("AESNB") is one, maintain long term contracts with PHCN as the sole offtaker.

        All of Nigeria's distribution and transmission networks and companies are owned by state entities.

        In March 2005, President Obasanjo signed the Power Sector Reform Bill into law, enabling private companies to participate in transmission and distribution in addition to electricity generation that had previously been legalized. The government has separated PHCN into eleven distribution firms, six generating companies, and a transmission company, all of which plan to be privatized. Several problems, including union opposition, have delayed the privatization indefinitely. However, it is envisaged that after the privatization process, the power sector will transform into a fully liberalized market.

        The Nigerian Electricity Regulatory Commission ("NERC") has also been established to regulate the electricity sector including the setting of tariffs and industry standards for future electricity sector development. NERC has asked the Company to revalidate our generation license. As part of the revalidation exercise, NERC is imposing certain conditions on the Company which are in conflict with its PPA and which may result in additional costs. The Company is reviewing the terms of the new license and plans to negotiate its terms and conditions to make them more consistent with our existing PPA. At this time, it is not clear what might be the final outcome of these negotiations. Under the terms of the PPA, the Company has a right to pass through any such cost and there is no cap. At present we estimate that the additional cost, if any, due to license will be about US$1 million.

        Hungary.    The Hungarian market has one main interconnected system. The state-owned electricity wholesaler, MVM, is the dominant exporter, importer and wholesaler of electricity. MVM's affiliated company; MAVIR is the Hungarian transmission system operator. Currently, Hungary is dependent on energy imports (mainly from Russia) since domestic production only partially covers consumption. Magyar Energia Hivatal (MEH), is the government entity responsible for regulation of the electricity industry in Hungary. The 2001 Electricity Act, which became effective in January 2003, brought the Hungarian electricity market into accord with EU directives in terms of third party access to the electricity grid and removal of subsidies, and defines a market that includes electricity generation companies, electricity distributors, power traders and an electricity grid operator.

        A gradual introduction of competition in the electricity market started in 2004, when the industrial users, constituting about 70% of total consumption, were allowed to choose their electricity suppliers. With the adoption of a new Electricity Act by Hungary in 2007, which became effective January 1, 2008, Hungary is taking the final legislative step to implement a fully liberalized electricity market. By virtue of the new electricity act, all customers become eligible to choose their electricity supplier. In the competitive market, generators sell capacity to wholesale traders, distribution companies, other generators, electricity traders and eligible customers at an unregulated price.

        As a member state of the EU, the Hungarian government notified the EC of arrangements concerning compensation to the state owned electricity wholesaler, MVM. The EC decided to open a formal investigation in 2005 to determine whether or not any government subsidies were provided by MVM to its suppliers which are incompatible with the common market. Although the EC has not completed its investigation or published any conclusions, the Commissioner for Competition has indicated informally that she considers the long term power purchase arrangements, including the contract with AES Tisza II power plant to be contrary to applicable EU laws and has encouraged the Hungarian government to terminate the long term PPAs. In December 2006, the Hungarian government carried out negotiations with the EC on this issue. If the Hungarian authorities follow the EC's decision, they may seek to revise the contracts and /or require the repayment of certain funds received by generators pursuant to the contracts. Simultaneously, at the end of 2006 and for the majority of 2007, the Hungarian government reintroduced administrative pricing for all electricity generators based on AES's agreements under the PPAs in place. A decision is expected in the near future.

        In January 2007, AES Summit Generation Limited, a holding company associated with AES operations in Hungary, notified the Hungarian government of a dispute concerning its acts and omissions related to AES's substantial investments in Hungary in connection with the re-introduction of the administrative prices for Hungarian electricity generators. In conjunction with this, AES and the Hungarian government have commenced International Centre for Settlement of Investment Disputes ("ICSID") arbitration proceedings under the Energy Charter Treaty in connection with the re-introduction of the administrative prices for the Hungarian electricity generators. In the meantime, pursuant to the new Electricity Act in force from January 1, 2008, administrative prices for electricity generators were subsequently abolished. Whether additional Hungarian government legislative initiatives pertaining to the electricity market related to recommendations of the EC Commissioner for Competition or other EU bodies or certain domestic political developments will be introduced in 2008 remains unclear. See Item 3 Legal Proceedings in this Form 10-K.

        In July 2007, the Prime Minister's office began a negotiation process with all the PPA generators regarding the possible renegotiation of the existing PPAs to bring them in line with the recommendations of the EC Commissioner for Competition. Some of the PPA generators agreed to amend their PPA which amendment was made conditional on the EU's approval; AES Tisza II's PPA has not been amended as part of this negotiation process.

        Ukraine.    The electricity sector in Ukraine is regulated by the National Energy Regulatory Commission ("NERC"). Electricity costs to end users in Ukraine consist of three main components: 1) the wholesale market tariff is the price at which the distributor purchases energy on the wholesale market, 2) the distribution tariff covers the cost of transporting electricity over the distribution network, 3) the supply tariff covers the cost of supplying electricity to an end user. The total cost to the end user permitted by the regulator under the distribution and supply tariff in each year is referred to as DVA. The distribution and supply tariffs for the five privatized distribution companies in Ukraine are established by the NERC on an annual basis, at which time an operational expense allowance is adjusted for inflation, and the tariff is adjusted for the amount of capital that was invested for the year and the amount of energy that was distributed. A change in the methodology with respect to the treatment of wages and salaries was effected at the end of 2007, by which adjustment for inflation has been replaced by adjustments based on the average industrial wage in the country.

        NERC twice authorized 25% increases in end user tariffs for residential customers in 2006. During 2007, the wholesale electricity market price increased approximately 21% due to increases in fuel prices and changes in the pricing arrangements for thermal generating companies. Due to Parliamentary elections in 2007, significant staff changes took place in the key regulatory agencies. In particular, new Minister of Energy and NERC Chairmen were appointed.

        It is expected that the tariff methodology applied to the calculation of AES Ukraine's tariffs will further evolve beginning in 2009 pursuant to provisions approved in 2008 that included: (i) the rate of return on initial investment will be revised with a floor of 11%; (ii) commercial losses will not be allowed in the tariff; and (iii) the "black box" concept of operational expenses other than wages and salaries fixed in 2003 and inflated since then on an annual basis will be revised as well.

        United Kingdom.    AES Kilroot ("Kilroot") is subject to regulation by the Northern Ireland Authority for Utility Regulation ("NIAUR"). Under the terms of the generating license granted to Kilroot, the NIAUR has the right to review and, subject to compliance with certain procedural steps and conditions, require the early termination in 2010 of the long-term PPAs under which Kilroot currently supplies electricity to Northern Ireland Electricity ("NIE") until 2024.

        On March 21, 2007, Order 2007 (Single Wholesale Market—Northern Ireland) was enacted, which provided for the introduction and regulation of a single wholesale electricity market for Northern Ireland and the Republic of Ireland that began operation in November of 2007. The legislation grants powers to the Department of Enterprise, Trade and Investment, or NIAER, for a period of two years to modify existing arrangements within the electricity market in Northern Ireland, including the power to modify existing licenses and/or require the amendment or termination of existing agreements or arrangements, to allow for the creation of a single wholesale electricity market. Modifications have been made to Kilroot's license and agreements to accomplish the objectives of the single market and to allow for the separation of NIE into constituent bodies and the extraction of the management of the transmission system ("SONI") from NIE. These activities have been completed with reasonably minimal impact and with the maintenance of existing underlying guarantees for Kilroot.

        Revenues from the new market include a regulated capacity and an energy payment based on the system marginal price ("SMP"). Bidding principles restrict bids to short run marginal cost ("SRMC"). Total annual capacity payments are calculated as the product of the annualised fixed cost of a best new entrant ("BNE") peaking plant multiplied by the capacity required to meet the security standard. This capacity pot is then distributed on the basis of plant availability.

        Despite the new market mechanisms, Kilroot has continued to operate under its existing PPA which is able to subsist within the single wholesale market, although operating dispatch instructions are now a function of the new market inputs and system constraints and no longer the exclusive decision of NIE. The impact on the business has been minimal as the relatively higher price of gas has led Kilroot to be dispatched consistently during peak winter demand. However, NIAUR has sought to invoke the introduction of the single electricity market ("SEM") as a rationale for the early termination in 2010 of the long-term PPAs between Kilroot and NIE. Kilroot is currently challenging by way of judicial review proceedings the determination of NIAUR that the introduction of the SEM constitutes requisite arrangements to allow such early termination.

        Following receipt of a complaint from Friends of the Earth claiming that the existing long-term PPAs with NIE in Northern Ireland are incompatible with EU law, the EC has requested certain information from the UK authorities related to these agreements, including information pertaining to the Kilroot power plant and PPA in order to enable the EC to assess the complaint. Department of Enterprise Trade and Investment ("DETI") submitted a response to the EC on January 12, 2007 and there have been no further developments.

        Czech Republic.    The electricity industry in Czech Republic is dominated by three vertically integrated companies ("CEZ", "E.ON" and "PRE") that both supply and distribute power. CEZ which owns approximately 70% of the installed capacity produced approximately 73% of the Czech Republic's energy in 2006. Electricity distribution is also dominated by these three entities: CEZ (62%); E.ON (25%); and PRE (13%). There are 22 generators with installed capacity of over 50 MW and 25 generators with installed capacities between 5-50 MW, none of which have a market share greater than 3%. In accordance with EU directives regarding market liberalization, all customers are able to select their energy supplier.

        Since August 2007, the Prague Energy Exchange has been trading energy in the form of base load and peak load on a monthly, quarterly and annual basis. The majority of electricity is, however, still traded on a bilateral basis between generators and distributors, independent traders (there are six major active traders plus more than 20 smaller traders in the market) and also between generators and final customers. As early as February 2008, it is expected that a day ahead spot market will be incorporated into the Energy Exchange. AES Bohemia's electricity, steam, water and compressed air output is governed under bi-lateral contracts with industrial and municipal customers in the surrounding area.

        Spain.    Spain is a member of the EU and as such the Spanish Government has been taking steps to liberalize the country's electricity sector in accordance with EU directives. Since January 1, 2003, all customers have been eligible to choose their electricity supplier.

        AES currently operates and holds a 71% ownership interest in a 1,200 MW natural gas-fired plant located in Cartagena on the southeast coast of Spain, Cartagena. The plant sells energy into the Pan-Iberian electricity market ("MIBEL"). The MIBEL market was created in January 2004 when Spain and Portugal signed a formal agreement. This new market allows generators in the two countries to sell their electricity on both sides of Spanish-Portuguese border as one single market. OMEL,

Spain's energy market regulator and Portugal's equivalent, OMIP, merged in April 2006, creating OMI, a single operator for the MIBEL electricity market, which began in the summer of 2006 with the objective of setting up mechanism for harmonizing tariffs and of integrating the current management functions of the spot and forward markets.

        The state-owned transmission company, Red Eléctrica de España ("REE") owns 99% of the 400 kilovolt ("kV") grid and 98% of the 220 kV network. REE also operates as system operator and is responsible for technical management of the system and for monitoring transmission. Under the country's energy plan, REE plans to invest in strengthening the mainland grid, connecting new plants and improving interconnection throughout the country. Cartagena has two agreements in place with the REE: one governing the construction of the interconnection and the other specifying the specific terms and conditions of access.

        In September 2002, the Spanish Cabinet approved a 10-year energy plan which focuses on meeting the country's energy future energy requirements. The plan also reflects reliance on Special Systems which represents energy output from the facilities supplied by renewable energy sources, waste and cogeneration plants and provides for new renewable tariffs (Royal Decree 661/207) and favorable regulation.

        Turkey.    The wholesale generation and distribution market in Turkey is primarily a bi-lateral market dominated by state-owned entities. The state-owned Electricity Generation Company ("EUAS") and its subsidiaries, comprise approximately 23 GW of generation capacity and represent 48% of the market. Private producer's account for another 35% and auto-producers and other industrial parties, the remaining 17%. The transmission network is owned and controlled by TEIAS, the State Transmission Company. TETAS, the Wholesale Market Pool, sets wholesale price based on average procurement costs from EUAS, auto-producers and Build Own Operate/Build Own Transfer/Transfer of Operating Rights producers. This wholesale price represents the buying price for TEDAS, the State Distribution Company, which controls distribution in 20 out of 21 regions. There is also a balancing spot market, with prices typically 20% higher than TETAS, which is growing and has a capacity of 70 Gigawatt hours ("GWh") of daily trade. Distribution companies can procure 100% of their needs from TETAS, but can also source up to 15% from other sources. Additionally, eligible customers, using greater than 3 GWh annually, can contract through channels other than TEDAS.

        Retail electricity prices are determined by the distribution company or companies and approved by the electricity regulator, EMRA.

        Turkey has introduced a "renewable" feed-in tariff that sets a floor for renewable generation (wind and run off river hydro) for the first 10 years of operation. The floor is between 5.0 – 5.5 € cents per kWh and decreed by EMRA each year. AES's Turkey hydro assets fall under the renewable feed-in tariffs.

        In efforts to move to a fully liberalized market, Turkey began a formal tender process to privatize three of its distribution companies owned by the State Distribution Company in 2006, but then postponed the process indefinitely. The Turkish government has also announced plans to privatize all the state-owned generation assets by 2009, except for large hydro plants.

Asia & Middle East

        China.    In 2002, a new industry regulator, China's National Electricity Regulatory Commission (CERC) was established to promulgate the rules for and supervise the operation of the electric power industry and to administer electric power service licenses.

        In 2005, with a view to implementing power industry reform, the National Development and Reform Commission (NDRC) released interim regulations governing on-grid tariffs, along with two other regulations governing transmission and retail tariffs (the "Interim Regulations"). Pursuant to the Interim Regulations, prior to adoption of a pooling system, the on-grid tariffs shall be appraised and ratified by the pricing authorities by reference to the economic life of power generation projects and determined in accordance with the principle of allowing independent power producers to cover reasonable costs and to obtain reasonable returns. Such costs were defined to be the average costs in the industry and reasonable returns will be calculated on the basis of the interest rate of China's long-term Treasury bond plus certain percentage points. At this stage it is uncertain when the foregoing provision will be implemented or whether it will have a material adverse effect on the Company's businesses. In the long-term, foreign investors may be under pressure to renegotiate their PPAs.

        China's central government also issued a policy allowing the on-grid tariffs to be pegged to the fuel price in the case of significant fluctuations in fuel price. Seventy percent (70%) of the increase in fuel costs may be passed through in the tariff. Pursuant to this policy, the tariffs of our coal-fired facilities in China were increased in 2005 and 2006 to alleviate the escalation of fuel price.

        In March 2007, the Anhui Development and Reform Commission, ("ARDC") issued a notice to our Hefei business in China, that the State Council had made a decision to shut down small, inefficient, generation facilities in the Anhui Province by 2010 that were adding to the high level of pollution in China. As a result Hefei, an 115MW oil-fueled generation facility, will be shut down by the government in March 2008. The plant will become the property of the Anhui Province and AES Hefei will receive termination compensation of approximately $30 million (net of liquidation and termination costs). At this time neither party has any legal obligations related to this transaction, therefore AES will continue to reflect Hefei's results of operations within continuing operations of AES Corporation.

        Negotiations with the offtaker and the government are close to the final stage. The offtaker has agreed in principle to pay a termination fee to Hefei in March 2008. It is expected that Hefei will sign the termination agreement with the offtaker in March 2008 under the provincial government's supervision.

        In May 2007, NDRC and State Environmental Protection Administration of China also issued a regulation requiring that all new built coal-fuel power plants have to install and operate FGD equipment, and the operational coal-fuel power plants also need to complete the FGD equipment installation. All plants which have installed and operated FGD equipment will be granted on-grid tariff premium of RMB 0.15/MWH.

        India.    India's power sector is regulated by the Central Electricity Regulatory Commission ("CERC") at the national level and respective State Electricity Regulatory Commissions ("SERCs") at the state level. CERC is responsible for regulating interstate generation and central transmission, while intra-state generation, distribution and transmission are regulated by SERCs.

        In 2003, the Government of India enacted the Electricity Act 2003 to establish a framework for a multi-seller-multi-buyer model for the electricity industry and introduced significant changes in India's electricity sector. In accordance with the Electricity Act the Government of India came out with the National Electricity Policy in February 2005 and in January 2006 published the National Tariff Policy. The policies established deadlines to implement different provisions of the Electricity Act. However, the pace of actual implementation of the reform process is contingent on the respective state governments and SERCs as electricity is a "concurrent" subject in India's constitution.

        Under the Electricity Act, there is no license required to set up generation plants and generators are allowed to sell to state utilities, traders, and open access consumers. The access to consumers is subject to regulatory provisions on transmission corridor availability and payment of cross subsidy surcharge.

Environmental and Land Use Regulations

        Overview.    The Company is subject to various international, national, state and local environmental and land use laws and regulations. These laws and regulations primarily relate to discharges into the air and air quality, discharge of effluents into water and the use of water, waste disposal, remediation, noise pollution, contamination at current or former facilities or waste disposal sites, wetlands preservation and endangered species. Many of the countries in which the Company does business also have laws and regulations relating to the siting, construction, permitting, ownership, operation, modification, repair and decommissioning of, and power sales from, such assets. In addition, international projects funded by the World Bank are subject to World Bank environmental standards, which tend to be more stringent than local country standards. The Company often has used advanced environmental technologies (such as circulating fluidized bed ("CFB") coal technologies or advanced gas turbines) in order to minimize environmental impacts.

        Environmental laws and regulations affecting electric power generation facilities are complex, change frequently and have become more stringent over time. The Company has incurred and will continue to incur capital costs and other expenditures to comply with environmental laws and regulations. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Expenditures in this Form 10-K for more detail. If these regulations change or the enforcement of these regulations becomes more rigorous, the Company and its subsidiaries may be required to make significant capital or other expenditures to comply. There can be no assurance that the businesses operated by the subsidiaries of the Company would be able to recover any of these compliance costs from their counterparties or customers such that the Company's consolidated results of operations, financial condition and cash flows would not be materially adversely affected.

        Various licenses, permits and approvals are required for our operations. Failure to comply with permits or approvals, or with environmental laws, can result in fines, penalties, capital expenditures, interruptions or changes to our operations. While the Company has at times been out of compliance with environmental laws and regulations, past non-compliance has not resulted in the revocation of material permits or licenses and has not had a material adverse effect on our business, financial conditions or results of operations and we have expeditiously corrected the non-compliance as required. See Item 3 Legal Proceedings in this Form 10-K for more detail with respect to environmental disclosure.

        Greenhouse Gas Laws, Protocols and Regulations.    In 2006, the Company's subsidiaries operated businesses which had total approximate CO2 emissions of 84 million metric tonnes (ownership adjusted and including approximately 6 million metric tonnes from EDC which the Company sold in 2007). Approximately 38 million metric tonnes of the 84 million metric tonnes were emitted in the United States (both figures ownership adjusted). The following is an overview of both the regulations that currently apply to our businesses and those that may be imposed over the next few years. Such regulations could have a material adverse effect on the electric power generation businesses of the Company's subsidiaries and on the Company's consolidated results of operations, financial condition and cash flows. In addition, while the Company is attempting to build a climate solutions business which would develop GHG credits for use by the Company and/or for sale, as set forth in the Risk Factor entitled "Our Alternative Energy businesses face uncertain operational risks," there is no guarantee that the business will be successful. And even if our climate solutions business is successful, the level of benefit is unclear with regard to the impact of legislation or litigation concerning GHG emissions.

  International

        In July 2003, the European Community "Directive 2003/87/EC on Greenhouse Gas Emission Allowance Trading" was created, which requires member states to limit emissions of CO2 from large industrial sources within their countries. To do so, member states are required to implement EC-approved national allocation plans ("NAPs"). Under the NAPs, member states are responsible for allocating limited CO2 allowances within their borders. Directive 2003/87/EC does not dictate how these allocations are to be made, and NAPs that have been submitted thus far have varied their allocation methodologies. For these and other reasons, uncertainty remains with respect to the implementation of the European Union Emissions Trading System ("EU ETS") that commenced in January 2005. The European Union has announced that it intends to keep the EU ETS in place after 2012, even if the

Kyoto Protocol is not extended. The Company's subsidiaries operate seven electric power generation facilities and another subsidiary has one under construction within six member states which have adopted NAPs to implement Directive 2003/87/EC. Based on its current analyses, the Company does not expect that achieving and maintaining compliance with the NAPs to which its subsidiaries are subject will have a material impact on its consolidated operations or results. In particular, the risk and benefit associated with achieving compliance with applicable NAPs at several facilities of the Company's subsidiaries are not the responsibility of the Company's subsidiaries as they are subject to contractual provisions that transfer the costs associated with compliance to contract counterparties. Certain Company subsidiaries will, however, bear some or all of the risk and benefit associated with compliance with applicable NAPs at certain facilities. Based upon anticipated: operations, CO2 emission allowance allocations, and the costs to acquire offsets and emission allowances for compliance purposes, the Company's subsidiaries have not incurred material costs to comply with Directive 2003/87/EC and applicable NAPs.

        On February 16, 2005, the "Kyoto Protocol to the United Nations Framework Convention on Climate Change" (the "Kyoto Protocol") became effective. The Kyoto Protocol requires the 40 developed countries that have ratified it (40 in total) to substantially reduce their GHG emissions, including CO2. The vast majority of developing countries which have ratified the Kyoto Protocol have no GHG reduction requirements. Many of the countries in which the Company's subsidiaries operate have no reduction obligations under the Kyoto Protocol. In addition, of the 28 countries that the Company's subsidiaries currently operate in, all but three—the United States (including Puerto Rico), Kazakhstan and Turkey—have ratified the Kyoto Protocol. We are targeting production of approximately 24 million tonnes of issuable CO2 equivalent GHG offsets by 2011 in Asia, Africa, Europe and Latin America by developing and operating projects under the Clean Development and Joint Implementation Mechanisms of the Kyoto Protocol. There is no guarantee that we will be successful in this business. To date, compliance with the Kyoto Protocol and EU ETS has not had a material adverse effect on the Company's consolidated results of operations, financial condition and cash flows. In December 2007, a United Nations Climate Change Conference was held in Bali, Indonesia. Over 180 countries sent representatives and a majority agreed to negotiate further reductions in GHG emissions for the period beginning after 2012 when Kyoto Protocol expires. The negotiations are expected to conclude prior to 2009. At present, the Company cannot predict whether compliance with the Kyoto Protocol or any agreements reached at the Climate Change Conference will have a material impact on the Company.

        Even though it has been announced that the EU ETS will remain in place even if the Kyoto Protocol expires in 2012, there remains significant uncertainty with respect to the implementation of NAPs post-2012. The EU has indicated that a portion of the emission allowances given to member states will need to be auctioned under the NAPs and the Company cannot predict with any certainty if compliance with such programs in 2012 and beyond will have a material adverse effect on its consolidated operations or results.

  United States

        Currently in the United States there are no federal mandatory GHG emissions reduction programs (including CO2) affecting the electric power generation facilities of the Company's subsidiaries. The U.S. Congress is debating a number of proposed GHG legislative initiatives, but to date there have been no new federal laws in this area. Although several bills have been introduced in the U.S. Congress that would require reductions in CO2 emissions, the Company is not able to predict whether any federal mandatory CO2 emissions reduction program will be adopted and implemented in the immediate future. The Company will continue to monitor new developments with respect to the possible federal regulation of CO2 emissions from electricity power generation facilities.

        On April 2, 2007, the U.S. Supreme Court issued its decision in a case involving the regulation of CO2 emissions from motor vehicles under the U.S. Clean Air Act. The Court ruled that CO2 is a pollutant which potentially could be subject to regulation under the U.S. Clean Air Act and that the U.S. Environmental Protection Agency (the "U.S. EPA") has a duty to determine whether CO2 emissions contribute to climate change or to provide some reasonable explanation why it will not exercise its authority. The U.S. EPA has not yet made any such determination, and current federal policy regarding CO2 emissions favors voluntary reductions, increased operating efficiency and continued research and technology development. However, the Court's decision and stimulus from regulators, politicians, non-governmental organizations, private parties and the courts and other factors could lead to a determination by the U.S. EPA to regulate CO2 emission from mobile and stationary sources, including electric power generation facilities. The Company will continue to monitor developments with respect to the regulation of CO2 emissions under the U.S. Clean Air Act.

        Ten northeastern states have entered into a memorandum of understanding under which the states coordinate to establish rules that require the reduction in CO2 emissions from power plant operations within those states. This initiative is called the Regional Greenhouse Gas Initiative ("RGGI"). A number of these states in which our subsidiaries have generating facilities, including Connecticut, Maryland, New York and New Jersey, are in the process of implementing rules to effectuate RGGI. Six of the ten states have issued draft regulations to implement RGGI for public comment. As proposed, RGGI is scheduled to become effective January 1, 2009 through various individual state laws and/or regulations. If RGGI is duly effectuated in each state, its laws and regulations will impose a cap on baseline CO2 emissions during the 2009 through 2014 period, and mandate a ten percent reduction in CO2 emissions during the 2015 to 2019 period. RGGI establishes a cap-and-trade program whereby power plants will require a carbon allowance for each ton of CO2. As currently proposed, it is anticipated that a significant portion of the allowances will be distributed through an auction process, which would require fossil fuel fired generating units to purchase allowances instead of direct allocations to affected generators.

        The Company's Eastern Energy business is located in New York. On October 24, 2007, the State of New York, a RGGI participant, released its proposed rule to implement its state program as part of RGGI. Public comments on the rule were due on December 24, 2007. Under the proposed New York implementing rule, each budgeted source of CO2 emissions will be required to surrender one CO2 allowance for each CO2 metric tonne emitted during a three-year compliance period. All power generating facilities in the State of New York would be subject to the rule. Unlike the previously implemented Federal SO2 and NOx cap-and-trade emissions programs, under the New York proposed rule, all allowances would be auctioned (rather than allocated to affected generating units) except for several small set aside accounts. Accordingly, the proposed rule, if implemented as proposed, would require that CO2 emitters acquire CO2 allowances either from the proposed auction or in the secondary emissions trading market. The details of the proposed auction mechanism, such as whether the auction would be regional or state-by-state, the frequency of the auctions, whether the allowance value will include a minimum reserve price, auction participant guidelines, creation of a fungible RGGI allowance emission unit that is legally tradable and enforceable across state borders and detailed market monitoring rules, are still being determined by New York State agencies.

        The Company's Thames business is located in Connecticut. The State of Connecticut passed legislation, effective July 1, 2007, which requires the Connecticut Department of Environmental Protection to auction, rather than allocate, CO2 emission allowances required by electric power generation facilities to comply with RGGI. The agency proposed regulations to implement RGGI on January 8, 2008. As in New York, these regulations and the auction mechanism are still being developed.

        The Company's Warrior Run business is located in Maryland. In April 2006, the Maryland General Assembly passed the Maryland Health Air Act which, among other thing things, required the State of Maryland to join RGGI. The Maryland Department of Environment ("MDE") proposed regulations to implement RGGI on February 1, 2008. The proposed rule would require 100% of the allowances the State receives to be auctioned. The proposed regulations, however, include a safety valve to control the economic impact of the CO2 cap-and-trade program. If the auction closing price reaches $7, up to 50% of a year's allowances will be reserved for purchase by electric power generation facilities located within Maryland at $7 per allowance, regardless of auction prices.

        The Company's Red Oak business is located in New Jersey. The State of New Jersey adopted the Global Warming Response Act in July 2007 which established goals for the reduction of GHG emissions in the State. In furtherance of these goals, in January 2008, additional legislation authorized the New Jersey Department of Environmental Protection to allocate or auction allowances under RGGI and established requirements for the agency to follow if allowances are conveyed to electricity generators using an auction. The agency has not yet proposed its regulation to implement RGGI. The Global Warming Response Act also directed the New Jersey Board of Utility Control to adopt an emissions portfolio standard or other mechanism to regulate any additional importation of power into the State as a result of RGGI.

        In 2006, of the approximately 38 million metric tonnes of CO2 emitted in the United States by the businesses operated by our subsidiaries (ownership adjusted), approximately 12 million metric tonnes were emitted in U.S. states participating in RGGI. We believe that due to the absence of allowance allocations, RGGI as currently contemplated could have an adverse impact on the Company's consolidated results of operations, financial condition and cash flows. For forecasting purposes, the Company has modeled the impact of CO2 compliance for 2009-2012 for its businesses that are subject to RGGI and that may not be able to pass through compliance costs. The model utilizes an allowance price of $3.05 per metric ton under RGGI. The source of this per tonne price estimate was the average price of a CO2 emissions voluntary compliance instrument on the Chicago Climate Exchange for the six month period ending November 15, 2007. The model also assumes, among other things, that RGGI will be structured solely on the public auction of allowances and that certain costs will be recovered by our subsidiaries. Based on these assumptions, the Company estimates that the RGGI compliance costs could be approximately $30 million per year in 2009-2012. Given all of the uncertainties surrounding RGGI, including those discussed in the "Business—Regulatory Matters—Environmental and Land Use Regulations" section of this 10-K and the fact that the assumptions utilized in the model may prove to be incorrect, there is a significant risk that our actual compliance costs under RGGI will differ from our estimates by a material amount.

        The Company's Southland and Placerita businesses are located in California. On September 27, 2006, the Governor of California signed the Global Warming Solutions Act of 2006, also called Assembly Bill 32 ("A.B. 32"). A.B. 32 directs the California Air Resources Board to promulgate regulations that will require the reduction of CO2 and other GHG emissions to 1990 levels by 2020. On January 25, 2007, the California Public Utility Commission adopted a CO2 emission performance standard applicable to all electricity generated within the state or delivered into the State. In addition, on February 8, 2008, the California Public Utility Commission issued a proposed recommendation that the State develop a GHG emission cap-and-trade program applicable to entities which "deliver" electricity into California. This program is expected to become effective in 2012.

        In February 2007, the governors of the Western U.S. states (Arizona, New Mexico, California, Washington and Oregon) established the Western Climate Initiative ("WCI"). The WCI has since been joined by two other states (Utah and Montana) and two Canadian provinces (British Columbia and Manitoba). Participating states and provinces have agreed to cut GHG emissions to 15% below 2005 levels by 2020 and they are considering the implementation of a cap-and-trade program for the electricity industry to achieve this reduction. The actual regulatory design of this program is not yet known.

        The Company owns IPL which is located in Indiana. On November 15, 2007, nine Midwestern state governors (including the governor of Indiana) and the premier of Manitoba signed the Midwestern Greenhouse Gas Reduction Accord ("MGGRA") committing the participating states and province to reduce GHG emissions through the implementation of a cap-and-trade program.

        The Company owns a power generation facility in Hawaii. On June 30, 2007, the governor of Hawaii signed GHG legislation. By December 1, 2009, Hawaii's Greenhouse Gas Emissions Reduction Task Force will deliver to the legislature a work plan and regulatory scheme designed to reduce emissions of greenhouse gases to 1990 levels by 2020.

        At this time, other then the estimated impact of CO2 compliance noted above for certain of its businesses that are subject to RGGI, the Company has not estimated the costs of compliance with other potential U.S. federal, state or regional CO2 emissions reductions legislation or initiatives, such as A.B. 32, WCI, MGGRA and potential Hawaii regulations, due to the fact that these proposals are in earlier stages of development and any final regulations, if adopted, could vary drastically from current proposals. Although complete specific implementation measures for any federal regulations, RGGI, A.B. 32, WCI, MGGRA and the Hawaiian regulations have yet to be finalized, these GHG-related initiatives may potentially affect a number of the Company's U.S. subsidiaries. Any federal, state or regional legislation or regulations adopted in the U.S. that would require the reduction of GHG emissions could have a material adverse effect on the Company's consolidated results of operations, financial condition and cash flows.

        The possible impact of any future federal legislation or regulations or any regional or state proposal will depend on various factors, including but not limited to:

  •
  the geographic scope of legislation and/or regulation (e.g., federal, regional, state), which entities are subject to the legislation and/or regulation (e.g., electricity generators, load serving entities, electricity deliverers, etc.), the enactment date of the legislation and/or regulation and the compliance deadlines set forth therein;

  •
  the level of reductions of CO2 being sought by the regulation and/or legislation (e.g., 10%, 20%, 50%, etc.) and the year selected as a baseline for determining the amount or percentage of mandated CO2 reduction (e.g., 10% reduction from 1990 CO2 emission levels, 20% reduction from 2000 CO2 emission levels, etc.);

  •
  the legislative structure (e.g., a CO2 cap-and-trade program, a carbon tax, CO2 emission limits, etc.);

  •
  in any cap-and-trade program, the mechanism used to determine the price of emission allowances or offsets to be auctioned by designated governmental authorities or representatives;

  •
  the price of offsets and emission allowances in the secondary market, including any price floors on the costs of offsets and emission allowances and price caps on the cost of offsets and emission allowances;

  •
  the operation of and emissions from regulated units;

  •
  the permissibility of using offsets to meet reduction requirements (e.g., type of offset projects allowed, the amount of offsets that can be used for compliance purposes, any geographic limitations regarding the origin or location of creditable offset projects) and the methods required to determine whether the offsets have resulted in reductions in GHG emissions and that those reductions are permanent (i.e., the verification method);

  •
  whether the use of proceeds of any auction conducted by responsible governmental authorities is reinvested in developing new energy technologies, is used to offset any cost impact on certain energy consumers or is used to address issues unrelated to power;

  •
  how the price of electricity is determined at the affected businesses, including whether the price includes any costs resulting from any new CO2 legislation and the potential to transfer compliance costs pursuant to legislation, market or contract, to other parties;

  •
  any impact on fuel demand and volatility that may affect the market clearing price for power;

  •
  the effects of any legislation or regulation on the operation of power generation facilities that may in turn affect reliability;

  •
  the availability and cost of carbon control technology; and

  •
  any opportunities to change the use of fuel at the generation facilities of our subsidiaries or opportunities to increase efficiency.

  NY Consent Decree

        In 2005, the Company entered into a Consent Decree (the "2005 Consent Decree") with the State of New York, and New York State Electric and Gas Corporation ("NYSEG") which resolves violations of Clean Air Act requirements alleged to have occurred prior to the Company's acquisition of the Greenidge, Westover, Jennison and Hickling plants. Under the terms of the 2005 Consent Decree, the Company is required to undertake projects to reduce emissions of air pollutants ("Upgrade Projects") or to cease operations of electric generating units at the plants. The Company completed an Upgrade Project at Greenidge, is undertaking an Upgrade Project at Westover and has ceased operations of the electric generating units at Hickling and Jennison. In accordance with the 2005 Consent Decree, the Company is required to provide notifications to the New York State Department of Environmental Conservation ("NYSDEC") regarding the status of the Upgrade Projects and upon completion, to propose new final emissions limits for NYSDEC's approval. The Company has received NYSDEC approval for proposed final emissions limits applicable to AES Greenidge and will submit proposals for new final emission limits to NYSDEC for approval after the Upgrade Project at Westover is complete.

        Other Air Emission Regulations.    The U.S. Clean Air Act and various state laws and regulations regulate emissions of air pollutants, including sulfur dioxide ("SO2"), NOx and particulate matter ("PM"). The applicable rules and the steps taken by the Company to comply are discussed in further detail below.

        Regarding NOx emissions, the U.S. EPA has required adjustments to state implementation plans (the "NOx SIP Call") so that coal-fired electric generating facilities in 21 U.S. states and the District of Columbia had to either (i) reduce their NOx emissions to levels equal to allowances under the plan or (ii) purchase NOx emissions allowances from other operators to meet actual emissions levels by May 31, 2004.

        Subsequently, the U.S. EPA finalized two rules that are relevant to our U.S. coal-fired power plants. The first rule, the "Clean Air Interstate Rule" ("CAIR"), was promulgated on March 10, 2006 and will require additional allowance surrender for SO2 and NOx emissions from existing power plants located in 28 eastern states and the District of Columbia. CAIR will be implemented in two phases. The first phase will begin in 2009 and 2010 for NOx and SO2, respectively. A second phase with additional allowance surrender obligations for both air emissions begins in 2015. To implement the required emission reductions for this rule, the states will establish emission allowance-based "cap-and-trade" programs. CAIR has been challenged in federal court. No decisions have been rendered to date on the challenge.

        The second rule, the Clean Air Mercury Rule ("CAMR"), was promulgated on March 15, 2006 and as proposed required reductions of mercury emissions from coal-fired power plants in two phases. The first phase was to begin in 2010 and require nationwide reduction of coal-fired power plant mercury emissions from 48 to 38 tons per year. The second phase was to begin in 2018 and require nationwide reduction of mercury emissions from these sources from 38 tons per year to 15 tons per year. CAMR also established stringent mercury emission performance standards for new coal-fired power plants. However, on February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit ruled that CAMR as promulgated violated the Clean Air Act and vacated the rule. At this time it is not known whether the U.S. EPA will attempt to appeal the decision to the U.S. Supreme Court.

        Also, a number of states have indicated that they intend to impose more stringent emission limitations on power plants within their states rather than promulgate rules consistent with the CAIR and CAMR cap-and-trade programs. In response to CAIR, CAMR and potentially more stringent U.S. state initiatives on SO2 and NOx emissions, the Company completed installing selective catalytic reduction ("SCR") and other NOx control technologies at three coal-fired units of our subsidiary, Indianapolis Power and Light ("IPL"). In addition, the Company completed a multi-pollutant control project at its Greenidge power plant in the state of New York and is scheduled to complete construction of a similar project at its Westover power plant in the state of New York by the end of 2008. In addition, a flue gas desulphurization scrubber upgrade project was completed at the IPL Petersburg power plant, and construction of an SCR system at our Deepwater petroleum coke-fired power plant near Houston, Texas was completed in March 2007.

        While the exact impact and cost of CAIR, any new federal mercury rules and any related state proposals cannot be established until, in the case of CAIR, the states complete the process of assigning emission allowances to our affected facilities, and in the case of the other rules, until they are promulgated, there can be no assurance that the Company's business, financial conditions or results of operations would not be materially and adversely affected by these new rules.

        NYSDEC previously promulgated regulations requiring electric generators to reduce SO2 emissions by 50% below current Clean Air Act standards. The SO2 regulations began to be phased in beginning on January 1, 2006 with implementation to have been completed by January 1, 2008. These regulations also establish stringent NOx reduction requirements year-round, rather than just during the summertime ozone season. As a result, in order to operate the Company's four electric generation facilities located in New York, installation of pollution control technology will likely be required.

        In July 1999, the U.S. EPA published the "Regional Haze Rule" to reduce haze and protect visibility in designated federal areas. On June 15, 2005, U.S. EPA proposed amendments to the Regional Haze Rule that, among other things, set guidelines for determining when to require the installation of "best available retrofit technology" ("BART") at older plants. The amendment to the Regional Haze Rule required states to consider the visibility impacts of the haze produced by an individual facility, in addition to other factors, when determining whether that facility must install potentially costly emissions controls. The Regional Haze Rule was further amended on October 6, 2006 when U.S. EPA promulgated a rule allowing states to impose alternatives to BART, including emissions trading, if such alternatives were demonstrated to be more effective than BART. States were required to submit their regional haze state implementation plans to the U.S. EPA by December 2007.

        In Europe the Company is, and will continue to be, required to reduce air emissions from our facilities to comply with applicable EC Directives, including Directive 2001/80/EC on the limitation of emissions of certain pollutants into the air from large combustion plants (the "LCPD"), which sets emission limit values for NOx, SO2, and particulate matter for large-scale industrial combustion plants for all member states. Until June 2004, existing coal plants could "opt-in" or "opt-out" of the LCPD emissions standards. Those plants that opted out will be required to cease all operations by 2015 and may not operate for more than 20,000 hours after 2008. Those that opted-in, like the Company's AES Kilroot facility in the United Kingdom, must invest in abatement technology to achieve specific SO2 reductions. Kilroot is installing a new flue gas desulphurization system that is scheduled for commission in 2008. The Company's other coal plants in Europe are either exempt from the Directive due to their size or have opted-in but will not require any additional abatement technology to comply with the LCPD.

        Water Discharges.    The Company's facilities are subject to a variety of rules governing water discharges. In particular the Company is evaluating the impact of the U.S. Clean Water Act Section 316(b) rule regarding existing power plant cooling water intake structures issued by the U.S. EPA in 2005 (69 Fed. Reg. 41579, July 9, 2004) and the subsequent Circuit Court of Appeals decision which vacated significant portions of the rule (Docket Nos. 04-6692 to 04-6699). The rule as originally issued would affect 12 of the Company's U.S. power plants, the rule's requirements would be implemented via each plant's National Pollutant Discharge Elimination System ("NPDES") water quality permit renewal process, and these permits are usually processed by state water quality agencies. To protect fish and other aquatic organisms, the 2004 rule requires existing steam electric generating facilities to utilize the best technology available for cooling water intake structures. To comply it must first prepare a Comprehensive Demonstration Study to assess each facility's effect on the local aquatic environment. Since each facility's design, location, existing control equipment and results of impact assessments must be taken into consideration, costs will likely vary. The timing of capital expenditures to achieve compliance with this rule will vary from site to site. However, as a result of the 2007 United States Court of Appeals for the Second Circuit decision (Docket Nos. 04-6692 to 04-6699) remanding major parts of the 2005 rule back to U.S. EPA, there could be further delays in implementing the rule at those affected facilities located in states which have either not been delegated authority to implement Section 316(b) of the U.S. Clean Water Act or are awaiting more specific direction from the U.S. EPA before proceeding. The U.S. EPA is currently drafting a new rule to address the Second Circuit's decisions and a draft of the new rule is expected to be issued later this year. Certain states in which the Company operates power generation facilities, such as New York State, have been delegated authority and are moving forward with best technology available determinations in the absence of any final rule from U.S. EPA. At present, the Company cannot predict whether compliance with the anticipated new 316(b) rule will have a material impact on our operations or results.

        Waste Management.    In the course of operations, the Company's facilities generate solid and liquid waste materials requiring eventual disposal. With the exception of coal combustion products ("CCP"), its wastes are not usually physically disposed of on our property, but are shipped off site for final disposal, treatment or recycling. CCP, which consists of bottom ash, fly ash and air pollution control wastes, is disposed of at some of our coal-fired power generation plant sites using engineered, permitted landfills. Waste materials generated at our electric power and distribution facilities include CCP, oil, scrap metal, rubbish, small quantities of industrial hazardous wastes such as spent solvents, tree and land clearing wastes and polychlorinated biphenyl ("PCB") contaminated liquids and solids. The Company endeavors to ensure that all its solid and liquid wastes are disposed of in accordance with applicable national, regional, state and local regulations.

Subsequent Events

        On February 4, 2008, we entered into a stock purchase agreement with Kazakhmys. Under the agreement, we will sell to Kazakhmys two indirect wholly-owned subsidiaries with operations in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP, which generated total revenues of approximately $185 million for the year ended December 31, 2007. We will receive consideration of approximately $1.1 billion at closing and will have the opportunity to receive additional consideration of up to approximately $380 million under earn-out provisions, a management fee and a capital expenditure program bonus, for a total consideration of up to $1.48 billion. The management agreement, also entered into on February 4, 2008, has a three year term and runs through December 2010.

        We are retaining our facilities in Eastern Kazakhstan including Sogrinsk CHP and Ust-Kamenogorsk CHP its facilities under concession agreements, Shulbinsk HPP and Ust-Kamenogorsk HPP; and our energy trading business, Nurenergoservice L.L.P. The sale is subject to certain regulatory and third-party approvals and to customary purchase price adjustments. The transaction is expected to close by the end of the second quarter of 2008.

        In March 2007, the Anhui Development and Reform Commission, ("ARDC") issued a notice to our Hefei business in China, that the State Council had made a decision to shut down small, inefficient, generation facilities in the Anhui Province by 2010 that were adding to the high level of pollution in

China. As a result Hefei, an 115 MW oil-fueled generation facility, will be shut down by the government in March 2008. The plant will become the property of the Anhui Province and AES Hefei will receive termination compensation of approximately $30 million (net of liquidation and termination costs). At this time neither party has any legal obligations related to this transaction, therefore AES will continue to reflect Hefei's results of operations within continuing operations of AES Corporation.

        In early February 2008, the Company signed an agreement with National Power Corporation ("NPC"), a state owned utility, to purchase a 600 MW coal-fired generation facility in Masinloc, Philippines for $930 million. The purchase will be primarily financed by non-recourse debt. The 10 year old plant, which is currently partially operational, consists of two turbines; one turbine is currently in working condition while the second turbine will require maintenance to return it to a working condition. The plant will require an additional investment over the next six to 12 months to bring it up to the required operational standard. The Masinloc plant is not currently compliant with government mandated environmental regulations. Masinloc will receive permits from the Philippine government to allow for the continued operation of the plant during its environmental clean-up period. The sale is expected to close in April 2008.

ITEM 1A.    RISK FACTORS

        You should consider carefully the following risks, along with the other information contained in or incorporated by reference in this Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. If any of the following events actually occur, our business and financial results could be materially adversely affected.

Risks Associated with our Disclosure Controls and Internal Control over Financial Reporting

        Due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures and internal control over financial reporting were determined not to be effective for each fiscal quarter since December 31, 2004 through December 31, 2007. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal controls.

        Our management reported material weaknesses in our internal control over financial reporting for each of the fiscal quarters since December 31, 2004 through December 31, 2007. A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 5), or a combination of deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management concluded that for each of the fiscal quarters since December 31, 2004 through December 31, 2007, we did not maintain effective internal control over financial reporting and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that financial information that we are required to disclose in our reports under the Exchange Act was recorded, processed, summarized and reported accurately. For a discussion of material weaknesses reported by management as of December 31, 2007, see Item 9A Controls and Procedures in this Annual Report on Form 10-K.

        To address these material weaknesses in our internal control over financial reporting, each time we prepared our annual and quarterly reports we performed additional analyses and other post-closing procedures. These additional procedures are costly, time consuming and require us to dedicate a significant amount of our resources, including the time and attention of our senior management, toward the correction of these problems. Nevertheless, even with these additional procedures, the material weaknesses in our internal control over financial reporting caused us to have errors in our financial statements and over the past 3 years we have restated our annual financial statements six times to correct these errors.

        Although we reported remediation of certain material weaknesses as of December 31, 2007 and continue to execute plans to remediate the remaining material weaknesses in 2008, there can be no assurance as to when the remediation plans will be fully implemented, nor can there be any assurance that additional material weaknesses will not be identified in the future. Due to our decentralized structure and our disparate accounting systems, we have additional work remaining to remediate our material weaknesses in internal control over financial reporting. Until our remediation efforts are completed, we will continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we will continue to incur significant expense and management burdens associated with the additional procedures required to prepare the consolidated financial statements.

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

        Our identification of the material weaknesses in internal control over financial reporting caused us to delay the filing of certain quarterly and annual reports with the SEC to dates that went beyond the deadline prescribed by the SEC's rules to file such reports.

        We did not timely file with the SEC our quarterly and annual reports for the year ended December 31, 2005, our quarterly reports for the second and third quarters of 2006, our annual report for the year ended December 31, 2006, and our quarterly report for the quarter ended March 31, 2007. Under SEC rules, failure to timely file these reports prohibits us from offering and selling our securities pursuant to our shelf registration statement on Form S-3, which has impaired and will continue to impair our ability to access the capital markets through the public sale of registered securities in a timely manner. We will regain our S-3 eligibility on June 1, 2008 if we timely file all required reports through that date.

        The failure to file our annual and quarterly reports with the SEC in a timely fashion also resulted in covenant defaults under our senior secured credit facility and the indenture governing certain of our outstanding debt securities. Such defaults required us to obtain a waiver from the lenders under the senior secured credit facility; however the default under the indentures was cured upon the filing of the reports within the permitted grace period.

        Until our remediation efforts are completed, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that a related default under our senior secured credit facility and indentures could occur. In addition, the material weaknesses in internal controls, the restatements of our financial statements, and the delay in the filing of our annual and quarterly reports and any similar problems in the future could have other adverse effects on our business, including, but not limited to:

  •
  impairing our ability to access the capital markets, including, but not limited to the inability to offer and sell securities pursuant to a shelf registration statement on Form S-3;

  •
  litigation or an expansion of the SEC's informal inquiry into our restatements or the commencement of formal proceedings by the SEC or other regulatory authorities, which could require us to incur significant legal expenses and other costs or to pay damages, fines or other penalties;

  •
  additional covenant defaults, and potential events of default, under our senior secured credit facility and the indentures governing our outstanding debt securities, resulting from our failure to timely file our financial statements;

  •
  negative publicity;

  •
  ratings downgrades; or

  •
  the loss or impairment of investor confidence in the Company.

Risks Related to our High Level of Indebtedness

We have a significant amount of debt, a large percentage of which is secured, which could adversely affect our business and the ability to fulfill our obligations.

        As of December 31, 2007, we had approximately $18.0 billion of outstanding indebtedness on a consolidated basis. All outstanding borrowings under The AES Corporation's senior secured credit facility, our Second Priority Senior Secured Notes and certain other indebtedness are secured by certain of our assets, including the pledge of capital stock of many of The AES Corporation's directly-held subsidiaries. Most of the debt of The AES Corporation's subsidiaries is secured by substantially all of the assets of those subsidiaries. Since we have such a high level of debt, a substantial portion of cash flow from operations must be used to make payments on this debt. Furthermore, since a significant percentage of our assets are used to secure this debt, this reduces the amount of collateral that is available for future secured debt or credit support and reduces our flexibility in dealing with these secured assets. This high level of indebtedness and related security could have other important consequences to us and our investors, including:

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

        The AES Corporation is a holding company with no material assets, other than the stock of its subsidiaries. All of The AES Corporation's revenue is generated through its subsidiaries. Accordingly, almost all of The AES Corporation's cash flow is generated by the operating activities of its subsidiaries. Therefore, The AES Corporation's ability to make payments on its indebtedness and to fund its other obligations is dependent not only on the ability of its subsidiaries to generate cash, but also on the ability of the subsidiaries to distribute cash to it in the form of dividends, fees, interest, loans or otherwise.

        However, our subsidiaries face various restrictions in their ability to distribute cash to The AES Corporation. Most of the subsidiaries are obligated, pursuant to loan agreements, indentures or project financing arrangements, to satisfy certain restricted payment covenants or other conditions before they may make distributions to The AES Corporation. In addition, the payment of dividends or the making of loans, advances or other payments to The AES Corporation may be subject to legal or regulatory restrictions. Business performance and local accounting and tax rules may limit the amount of retained earnings, which is in many cases the basis of dividend payments. Subsidiaries in foreign countries may also be prevented from distributing funds to The AES Corporation as a result of restrictions imposed by the foreign government or repatriating funds or converting currencies. Any right The AES Corporation has to receive any assets of any of its subsidiaries upon any liquidation, dissolution, winding up, receivership, reorganization, assignment for the benefit of creditors, marshaling of assets and liabilities or any bankruptcy, insolvency or similar proceedings (and the consequent right of the holders of The AES Corporation's indebtedness to participate in the distribution of, or to realize proceeds from, those assets) will be effectively subordinated to the claims of any such subsidiary's creditors (including trade creditors and holders of debt issued by such subsidiary).

        The AES Corporation's subsidiaries are separate and distinct legal entities and, unless they have expressly guaranteed any of The AES Corporation's indebtedness, have no obligation, contingent or otherwise, to pay any amounts due pursuant to such debt or to make any funds available whether by dividends, fees, loans or other payments. While some of The AES Corporation's subsidiaries guarantee its indebtedness under its Senior Secured Credit Facility and certain other indebtedness, none of its subsidiaries guarantee, or are otherwise obligated with respect to, its outstanding public debt securities.

Even though The AES Corporation is a holding company, existing and potential future defaults by subsidiaries or affiliates could adversely affect The AES Corporation.

        We attempt to finance our domestic and foreign projects primarily under loan agreements and related documents which, except as noted below, require the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest thereon) is secured solely by the capital stock, physical assets, contracts and cash flow of that project subsidiary or affiliate. This type of financing is usually referred to as non-recourse debt or "project financing." In some project financings, The AES Corporation has explicitly agreed to undertake certain limited obligations and contingent liabilities, most of which by their terms will only be effective or will be terminated upon the occurrence of future events. These obligations and liabilities take the form of guarantees, indemnities, letter of credit reimbursement agreements and agreements to pay, in certain circumstances, the project lenders or other parties.

        As of December 31, 2007, we had approximately $18.0 billion of outstanding indebtedness on a consolidated basis, of which approximately $5.6 billion was recourse debt of The AES Corporation and approximately $12.4 billion was non-recourse debt. In addition, at December 31, 2007, The AES Corporation had provided:

  •
  financial and performance related guarantees or other credit support commitments (excluding letters of credit) to or for the benefit of its subsidiaries, which were limited by the terms of the agreements, to an aggregate of approximately $807 million; and

  •
  $512 million in letters of credit outstanding and less than $1 million in surety bonds outstanding, which operate to guarantee performance relating to certain project construction and development activities and subsidiary operations.

        The AES Corporation is also obligated under other commitments, which are limited to amounts, or percentages of amounts, received by The AES Corporation as distributions from its project subsidiaries. In addition, The AES Corporation has commitments to fund its equity in projects currently under development or in construction.

        Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in our consolidated balance sheets related to such defaults was $118 million at December 31, 2007. While the lenders under our non-recourse project financings generally do not have direct recourse to The AES Corporation (other than to the extent of any credit support given by The AES Corporation), defaults there under can still have important consequences for The AES Corporation, including, without limitation:

  •
  reducing The AES Corporation's receipt of subsidiary dividends, fees, interest payments, loans and other sources of cash since the project subsidiary will typically be prohibited from distributing cash to The AES Corporation during the pendancy of any default;

  •
  triggering The AES Corporation's obligation to make payments under any financial guarantee, letter of credit or other credit support which The AES Corporation has provided to or on behalf of such subsidiary;

  •
  causing The AES Corporation to record a loss in the event the lender forecloses on the assets;

  •
  triggering defaults in The AES Corporation's outstanding debt and trust preferred instruments. For example, The AES Corporation's senior secured credit facility and outstanding senior notes include events of default for certain bankruptcy related events involving material subsidiaries. In addition, The AES Corporation's senior secured credit facility includes certain events of default relating to accelerations of outstanding debt of material subsidiaries; or

  •
  the loss or impairment of investor confidence in the Company.

        None of the projects that are currently in default are owned by subsidiaries that meet the applicable definition of materiality in The AES Corporation's senior secured credit facility in order for such defaults to trigger an event of default or permit acceleration under such indebtedness. However, as a result of future write-down of assets, dispositions and other matters that affect our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby upon an acceleration of such subsidiary's debt, trigger an event of default and possible acceleration of the indebtedness under The AES Corporation's senior secured credit facility.

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

  •
  taxes; and

  •
  parent company overhead costs.

        The AES Corporation's principal sources of liquidity are:

  •
  dividends and other distributions from its subsidiaries;

  •
  proceeds from debt and equity financings at the parent company level; and

  •
  proceeds from asset sales.

        For a more detailed discussion of The AES Corporation's cash requirements and sources of liquidity, please see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity in this 2007 Form 10-K.

        While we believe that these sources will be adequate to meet our obligations at the parent company level for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital or commercial lending markets, the operating and financial performance of our subsidiaries, exchange rates, our ability to sell assets, and the ability of our subsidiaries to pay dividends. Any number of assumptions could prove to be incorrect and therefore there can be no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than expected. In addition, our cash flow may not be sufficient to repay at maturity the entire principal outstanding under our credit facilities and our debt securities and may have to refinance such obligations. There can be no assurance that we will be successful in obtaining such refinancing and any of these events could have a material effect on us.

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

        In recent quarters beginning in 2007, credit conditions and credit markets have weakened considerably, which has made it difficult for many companies to arrange for financing on a recourse or non-recourse basis. Should future access to capital not be available to us, we may have to sell assets or decide not to build new plants or acquire existing facilities, either of which would affect our future growth.

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

        Furthermore, depending on The AES Corporation's credit ratings and the trading prices of its equity and debt securities, counter parties may no longer be as willing to accept general unsecured commitments by The AES Corporation to provide credit support. Accordingly, with respect to both new and existing commitments, The AES Corporation may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace any credit support by The AES Corporation. There can be no assurance that such counter parties will accept such guarantees in the future. In addition, to the extent The AES Corporation is required and able to provide letters of credit or other collateral to such counter parties; it will limit the amount of credit available to The AES Corporation to meet its other liquidity needs.

We may not be able to raise sufficient capital to fund "greenfield" projects in certain less developed economies which could change or in some cases adversely affect our growth strategy.

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

        Our exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity's functional currency. While the Consolidated Financial Statements are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the United States are prepared using the local currency as the functional currency and translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies where our subsidiaries outside the United States report could cause significant fluctuations in our results. In addition, while our expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, we have transaction exposure to the extent receipts and expenditures are not offsetting in the subsidiary's functional currency.

        We also experience foreign transaction exposure to the extent monetary assets and liabilities, including debt, are in a different currency than the subsidiary's functional currency. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. Our financial position and results of operations have been significantly affected by fluctuations in the value of a number of currencies, primarily the Brazilian real and Argentine peso. As our Brazilian and Argentine businesses primarily identify their local currency as its functional currency, recent appreciation of these currencies has resulted in the decrease of deferred translation losses (foreign currency translation adjustments recognized in accumulated other comprehensive loss) based on positive net asset positions. Devaluation has also resulted in foreign currency transaction losses primarily associated with U.S. Dollar debt at these businesses. In addition, because it is difficult to estimate the overall impact of foreign exchange fluctuations related to translation exposure on our results of operations, we do not separately quantify the impact on earnings.

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

        The Company has faced gas curtailments in the past. For example, gas supply in the Argentine market is increasingly scarce and exports have been both taxed and curtailed. Gas supply curtailments can be exacerbated during the Argentine winter (May through September) when domestic demand for electricity experiences a seasonal increase. Since substantially all of the gas used in the Chilean power sector is currently imported from Argentina, gas curtailments can impact our Chilean operations through higher fuel costs and higher costs of purchased energy from the spot market. Our natural gas-fired plant in Southern Brazil, Uruguaiana, has also been impacted by limited fuel supply. Since 2004, Uruguaiana has had its gas supply interrupted from May to September. During this period, Uruguaiana purchases energy from the spot market and through bilateral contracts to fulfill its sales contracts and has paid higher fuel prices as a result. During the fourth quarter of 2007, the combination of gas curtailments and increases in the spot market price of energy triggered an impairment analysis of Uruguaiana's long-lived assets for recoverability. As a result of this impairment analysis, a pre-tax impairment charge of $352 million was recognized which represents a full impairment of the fixed assets.

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

        We routinely enter into contracts to hedge a portion of our purchase and sale commitments for electricity, fuel requirements and other commodities to lower our financial exposure related to commodity price fluctuations. As part of this strategy, we routinely utilize fixed-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges. However, we may not cover the entire exposure of our assets or positions to market price volatility, and the coverage will vary over time. Furthermore, the risk management procedures we have in place may not always be followed or may not work as planned. In particular, if prices of commodities significantly deviate from historical prices or if the price volatility or distribution of these changes deviates from historical norms, our risk management system may not protect us from significant losses. As a result, fluctuating commodity prices may negatively impact our financial results to the extent we have unhedged or inadequately hedged positions. In addition, certain types of economic hedging activities may not qualify for hedge accounting under GAAP, resulting in increased volatility in our net income.

Certain of our businesses are sensitive to variations in weather.

        Our energy business is affected by variations in general weather conditions and unusually severe weather. Our businesses forecast electric sales on the basis of normal weather, which represents a long-term historical average. While we also consider possible variations in normal weather patterns and potential impacts on our facilities and our businesses, there can be no assurance that such planning can prevent these impacts, which can adversely affect our business. Generally, demand for electricity peaks in winter and summer. Typically, when winters are warmer than expected and summers are cooler than expected, demand for energy is lower, resulting in less electric consumption than forecasted. Significant variations from normal weather where our businesses are located could have a material impact on our results of operations.

        In addition, we are dependent upon hydrological conditions prevailing from time to time in the broad geographic regions in which our hydroelectric generation facilities are located. If hydrological conditions result in droughts or other conditions that negatively affect our hydroelectric generation business, our results of operations could be materially adversely affected. In the past, our businesses in Latin America have been negatively impacted by lower than normal rainfall.

Risks Associated with our Operations

We do a significant amount of business outside the United States which presents significant risks.

        A significant amount of our revenue is generated outside the United States and a significant portion of our international operations is conducted in developing countries. Part of our growth strategy is to expand our business in developing countries because the growth rates and the opportunity to implement operating improvements and achieve higher operating margins may be greater than those typically achievable in more developed countries. International operations, particularly the operation, financing and development of projects in developing countries, entail significant risks and uncertainties, including, without limitation:

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

        Any of these factors, by itself or in combination with others, could materially and adversely affect our business, results of operations and financial condition. For example, in the second quarter of 2007, we sold our stake in EDC to Petróleos de Venezuela, S.A. ("PDVSA"); the state owned energy company in Venezuela after Venezuelan President Hugo Chavez threatened to expropriate the electricity business in Venezuela. In connection with the sale, we recognized an impairment charge of approximately $680 million. In addition, our Latin American operations experience volatility in revenues and earnings which have caused and are expected to cause significant volatility in our results of operations and cash flows. The volatility is caused by regulatory and economic difficulties, political instability and currency devaluations being experienced in many of these countries. This volatility reduces the predictability and enhances the uncertainty associated with cash flows from these businesses.

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

  •
  catastrophic events such as fires, explosions, floods, earthquakes, hurricanes and similar occurrences; and

  •
  environmental compliance.

        Any of these risks could have an adverse effect on our generation and distribution facilities. In addition, a portion of our generation facilities were constructed many years ago. Older generating equipment may require significant capital expenditures for maintenance. This equipment is also likely to require periodic upgrading and improvement. Breakdown or failure of one of our operating facilities may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of a power purchase or other agreement or incurring a liability for liquidated damages.

        As a result of the above risks and other potential hazards associated with the power generation and distribution industries, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquakes, floods, lightning, hurricanes and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or certain external events. The control and management of these risks are based on adequate development and training of personnel and on the existence of operational procedures, preventative maintenance plans and specific programs supported by quality control systems which minimize the possibility of the occurrence and impact of these risks.

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

        Our operating success and ability to carry out growth initiatives depends in part on our ability to retain executives and to attract and retain additional qualified personnel who have experience in our industry and in operating a company of our size and complexity, including people in our foreign businesses. The inability to attract and retain qualified personnel could have a material adverse effect on our business, because of the difficulty of promptly finding qualified replacements. In particular, we routinely are required to assess the financial and tax impacts of complicated business transactions which occur on a worldwide basis. These assessments are dependent on hiring personnel on a worldwide basis with sufficient expertise in U.S. GAAP to timely and accurately comply with U.S. reporting obligations. An inability to maintain adequate internal accounting and managerial controls and hire and retain qualified personnel could have an adverse affect on our ability to report our financial condition and results of operations.

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

        Many of our generation plants conduct business under long-term contracts. In these instances we rely on power sales contracts with one or a limited number of customers for the majority of, and in some case all of, the relevant plant's output and revenues over the term of the power sales contract. The remaining terms of the power sales contracts range from 1 to 25 years. In many cases, we also limit our exposure to fluctuations in fuel prices by entering into long-term contracts for fuel with a limited number of suppliers. In these instances, the cash flows and results of operations are dependent on the continued ability of customers and suppliers to meet their obligations under the relevant power sales contract or fuel supply contract, respectively. Some of our long-term power sales agreements are for prices above current spot market prices. The loss of significant power sales contracts or fuel supply contracts, or the failure by any of the parties to such contracts that prevents us from fulfilling our obligations thereunder could have a material adverse impact on our business, results of operations and financial condition.

        We have sought to reduce this counter party credit risk under these contracts in part by entering into power sales contracts with utilities or other customers of strong credit quality and by obtaining guarantees from the sovereign government of the customer's obligations. However, many of our customers do not have, or have failed to maintain, an investment grade credit rating, and our Generation business can not always obtain government guarantees and if they do, the government does not always have an investment grade credit rating. We have also sought to reduce our credit risk by locating our plants in different geographic areas in order to mitigate the effects of regional economic downturns. However, there can be no assurance that our efforts to mitigate this risk will be successful.

Competition is increasing and could adversely affect us.

        The power production markets in which we operate are characterized by numerous strong and capable competitors, many of whom may have extensive and diversified developmental or operating experience (including both domestic and international) and financial resources similar to or greater than us. Further, in recent years, the power production industry has been characterized by strong and increasing competition with respect to both obtaining power sales agreements and acquiring existing power generation assets. In certain markets these factors have caused reductions in prices contained in new power sales agreements and, in many cases, have caused higher acquisition prices for existing assets through competitive bidding practices. The evolution of competitive electricity markets and the development of highly efficient gas-fired power plants have also caused, or are anticipated to cause, price pressure in certain power markets where we sell or intend to sell power. The foregoing competitive factors could have a material adverse effect on us.

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

        Any of the above risks could adversely affect our business and results of operations, and our ability to meet publicly announced projections or analysts' expectations.

Our business is subject to substantial development uncertainties.

        Certain of our subsidiaries and affiliates are in various stages of developing and constructing "greenfield" power plants, some but not all of which have signed long-term contracts or made similar arrangements for the sale of electricity. Successful completion depends upon overcoming substantial risks, including, but not limited to, risks relating to failures of siting, financing, construction, permitting, governmental approvals or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. We believe that capitalized costs for projects under development are recoverable; however, there can be no assurance that any individual project will be completed and reach commercial operation. If these development efforts are not successful, we may abandon a project under development and write off the costs incurred in connection with such project. At the time of abandonment, we would expense all capitalized development costs incurred in connection therewith and could incur additional losses associated with any related contingent liabilities.

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

        In some joint venture agreements where we do have majority control of the voting securities, we have entered into shareholder agreements granting protective minority rights to the other shareholders. For example, Brasiliana Energia ("Brasiliana") is a holding company in which we have a controlling equity interest and through which we own three of our four Brazilian businesses: Eletropaulo, Tietê and Uruguaiana. We entered into a shareholders' agreement with an affiliate the Brazilian National Development Bank ("BNDES") which owns more than 49 percent of the voting equity of Brasiliana. Among other things, the shareholders' agreement requires the consent of both parties before taking certain corporate actions, grants both parties rights of first refusal in connection with the sale of interests in Brasiliana and grants drag-along rights to BNDES. In May, 2007, BNDES notified us that it intends to sell all of its interest in Brasiliana pursuant to public auction (the "Brasiliana Sale"). BNDES also informed us that if we fail to exercise our right of first refusal to purchase all of its interest in Brasiliana, then BNDES intends to exercise its drag-along rights under the shareholders' agreement and cause us to sell all of our interests in Brasiliana in the Brasiliana Sale as well. After the auction, if a third party offer has been received in the Brasiliana Sale, we will have 30 days to exercise our right of first refusal to purchase all of BNDES's interest in Brasiliana on the same terms as the third-party offer. If we do not exercise this right and BNDES proceeds to exercise its drag-along rights, then we may be forced to sell all of our interest in Brasiliana. Due to the uncertainty in the sale price at this point in time, we are uncertain whether we will exercise our right of first refusal should BNDES receive a valid third-party offer in the Brasiliana Sale and, if we do, whether we would do it alone or with joint venture partners. Even if we desire to exercise our right of first refusal, we cannot assure that we will have the cash on hand or that debt or equity financing will be available at acceptable terms in order to purchase BNDES's interest in Brasiliana. If we do not exercise our right of first refusal, we cannot be assured that we will not have to record a loss if the sale price is below the book value of our investment in Brasiliana.

Our Alternative Energy businesses face uncertain operational risks.

        In many instances, our Alternative Energy businesses target industries that are created by, or are significantly affected by technological innovation or new lines of business that are outside our core expertise of Generation and Utilities. Given the nascent nature of these industries, our ability to predict actual performance results may be hindered and we ultimately may not be successful in these areas.

Our Alternative Energy businesses may experience higher levels of volatility.

        Our Alternative Energy efforts are, to some degree, focused on new or emerging markets. As these markets develop, long-term fixed price contracts for the major cost and revenue components may be unavailable, which may result in these businesses having relatively high levels of volatility.

Risks associated with Governmental Regulation and Laws

Our operations are subject to significant government regulation and our business and results of operations could be adversely affected by changes in the law or regulatory schemes.

        Our inability to predict, influence or respond appropriately to changes in law or regulatory schemes, including any inability to obtain expected or contracted increases in electricity tariff rates or tariff adjustments for increased expenses, could adversely impact our results of operations or our ability to meet publicly announced projections or analyst's expectations. Furthermore, changes in laws or regulations or changes in the application or interpretation of regulatory provisions in jurisdictions where we operate, particularly our Utilities where electricity tariffs are subject to regulatory review or approval, could adversely affect our business, including, but not limited to:

  •
  changes in the determination, definition or classification of costs to be included as reimbursable or pass-through costs, including but not limited to costs incurred to upgrade our power plants to comply with more stringent environmental regulations;

  •
  changes in the determination of what is an appropriate rate of return on invested capital or a determination that a utility's operating income or the rates it charges customers is too high, resulting in a reduction of rates or consumer rebates;

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

        In addition, the Company may face actions from regulatory authorities relating to the structure of its business arrangements. As further described in Item 3 Legal Proceedings of this Form 10-K, the Company is facing antimonopoly regulatory actions in Kazahkstan from the Competition Committee. As noted in Item 1 Business—Regulatory Matters—IPL of this Form 10-K, in December 2007, IPL received a letter from the staff of the IURC, requesting information relevant to its periodic review of its rates and charges. In the letter, IURC staff indicated its concern that higher than usual 2007 earnings may continue in the future. It is not clear what action, if any, the IURC staff will recommend as a result of its review. As noted in Item 1 Business—Regulatory Matters—Hungary of this Form 10-K, the European Committee's Commissioner for Competition has indicated informally that she considers the long-term power purchase arrangements between the state-owned entity, MVM, and certain power generators, including the contract with AES Tisza II power plant to be contrary to applicable EU laws and has encouraged the Hungarian government to terminate the long-term power purchase agreements. If the Hungarian authorities follow the Commission's decision, they may seek to revise the contracts and/or require the power generators, including AES Tisza II, to repay certain funds. It is possible that the Company may also face additional regulatory actions of this type and, depending on the outcome, such actions could have a material adverse impact on the Company.

        In addition, in many countries where we conduct business, the regulatory environment is constantly changing or the regulations can be difficult to interpret. As a result, there is risk that we may not properly interpret certain regulations and may not understand the impact of certain regulations on our business. For example, in October 2006, ANEEL, which regulates our utility operations at Sul and Eletropaulo in Brazil, issued Normative Resolution 234 requiring that utilities begin amortizing a liability called "Special Obligations" beginning with their second tariff reset cycle in 2007 or a later year as an offset to depreciation expense. As of May 23, 2007, the date of the filing of our 2006 Form 10-K, no industry positions or any other consensus had been reached regarding how ANEEL guidance should be applied at that date and accordingly, no adjustments to the financial statements were made relating to Special Obligations in Brazil. Subsequent to May 23, 2007, industry discussions occurred and other Brazilian companies filed Forms 20-F with the SEC reflecting the impact of Resolution 234 in their December 31, 2006 financial statements differently from how the Company accounted for Resolution 234. In the absence of any significant regulatory developments between May 23, 2007 and the date of these other filings, the Company determined that Resolution 234 required us to record an adjustment to our Special Obligations liability as of December 31, 2006. In part, the decision to record the adjustment led to the restatement of our financial statements in the third quarter of 2007.

Our Generation business in the United States is subject to the provisions of various laws and regulations administered in whole or in part by the FERC, including the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the Federal Power Act. The recently enacted Energy Policy Act of 2005 ("EPAct 2005") made a number of changes to these and other laws that may affect our business. Actions by the FERC and by state utility commissions can have a material effect on our operations.

        EPAct 2005 authorizes the FERC to remove the obligation of electric utilities under Section 210 of PURPA to enter into new contracts for the purchase or sale of electricity from or to QF's if certain market conditions are met. Pursuant to this authority, the FERC has instituted a rebuttable presumption that utilities located within the control areas of the Midwest Transmission System Operator, Inc., PJM ("Pennsylvania, New Jersey and Maryland") Interconnection, L.L.C., ISO New England, Inc., the New York Independent System Operator and the Electric Reliability Council of Texas, Inc. are not required to purchase or sell power from or to QFs above a certain size. In addition, the FERC is authorized under the new law to remove the purchase/sale obligations of individual utilities on a case-by-case basis. While the new law does not affect existing contracts, as a result of the changes to PURPA, our QF's may face a more difficult market environment when their current long-term contracts expire.

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

        In accordance with Congressional mandates in the EPAct 1992 and now in EPAct 2005, the FERC has strongly encouraged competition in wholesale electric markets. Increased competition may have the effect of lowering our operating margins. Among other steps the FERC has encouraged RTOs and ISOs to develop demand response bidding programs as a mechanism for responding to peak electric demand. These programs may reduce the value of our peaking assets which rely on very high prices during a relatively small number of hours to recover their costs. Similarly, the FERC is encouraging the construction of new transmission infrastructure in accordance with provisions of EPAct 2005. Although new transmission lines may increase market opportunities, they may also increase the competition in our existing markets.

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

        Our activities are subject to stringent environmental laws and regulation by many federal, state and local authorities, international treaties and foreign governmental authorities. These regulations generally involve emissions into the air, effluents into the water, use of water, wetlands preservation, remediation of contamination, waste disposal, endangered species and noise regulation, among others. Failure to comply with such laws and regulations or to obtain any necessary environmental permits pursuant to such laws and regulations could result in fines or other sanctions. Environmental laws and regulations affecting power generation and distribution are complex and have tended to become more stringent over time. Congress and other domestic and foreign governmental authorities have either considered or implemented various laws and regulations to restrict or tax certain emissions, particularly those involving air and water emissions. See the various descriptions of these laws and regulations contained in Item 1 Business—Regulatory Matters—Environmental and Land Use Regulations of this Form 10-K. These laws and regulations have imposed, and proposed laws and regulations could impose in the future, additional costs on the operation of our power plants. We have incurred and will continue to incur significant capital and other expenditures to comply with these and other environmental laws and regulations. Changes in, or new, environmental restrictions may force us to incur significant expenses or that may exceed our estimates. There can be no assurance that we would be able to recover all or any increased environmental costs from our customers or that our business, financial condition or results of operations would not be materially and adversely affected by such expenditures or any changes in domestic or foreign environmental laws and regulations.

Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows.

        As discussed in Item 1 Business—Regulatory Matters—Environmental and Land Use Regulations, at the international, federal and various regional and state levels, policies are under development to regulate GHG emissions, thereby effectively putting a cost on such emissions in order to create financial incentives to reduce them. In 2006, the Company's subsidiaries operated businesses which had total approximate CO2 emissions of 84 million metric tonnes (ownership adjusted and including approximately 6 million metric tonnes from EDC which the Company sold in 2007). Approximately 38 million metric tonnes of the 84 million metric tonnes were emitted by businesses located in the United States (both figures ownership adjusted). Federal, state or regional regulation of GHG emissions could have a material adverse impact on the Company's financial performance. The actual impact on the Company's financial performance and the financial performance of the Company's subsidiaries will depend on a number of factors, including among others, the GHG reductions required under any such legislation or regulations, the price and availability of offsets, the extent to which market based compliance options are available, the extent to which our subsidiaries would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market and the impact of such legislation or regulation on the ability of our subsidiaries to recover costs incurred. Another factor is the success of our climate solutions business, which may generate credits that will help offset our GHG emissions. However, as set forth in the Risk Factor titled "Our Alternative Energy businesses face uncertain operational risks," there is no guarantee that the climate solutions business will be successful. And even if our climate solutions business is successful, the level of benefit is unclear with regard to the impact of legislation or litigation concerning GHG emissions.

        In January 2005, based on European Community "Directive 2003/87/EC on Greenhouse Gas Emission Allowance Trading," the European Union Greenhouse Gas Emission Trading Scheme ("EU ETS") commenced operation as the largest multi-country GHG emission trading scheme in the world. On February 16, 2005, the "Kyoto Protocol to the United Nations Framework Convention on Climate Change" (the "Kyoto Protocol") became effective. The Kyoto Protocol requires the 40 developed countries that have ratified it to substantially reduce their GHG emissions, including CO2. To date, compliance with the Kyoto Protocol and the EU ETS has not had a material adverse effect on the Company's consolidated results of operations, financial condition and cash flows.

        The United States has not ratified the Kyoto Protocol. In the United States, there currently are no federal mandatory GHG emission reduction programs (including CO2) affecting the electric power generation facilities of the Company's subsidiaries. However, there are several proposed GHG legislative initiatives in the United States Congress that would, if enacted, constrain GHG emissions, including CO2, and/or make them more costly.

        On April 2, 2007, the U.S. Supreme Court issued its decision in a case involving the regulation of CO2 emissions from motor vehicles under the U.S. Clean Air Act. The Court ruled that CO2 is a pollutant which potentially could be subject to regulation under the U.S. Clean Air Act and that the U.S. EPA has a duty to determine whether CO2 emissions contribute to climate change or to provide some reasonable explanation why it will not exercise its authority. Since electric power generation facilities, particularly coal-fired facilities, are a significant source of CO2 emissions both in the United States and globally, the Court's decision, coupled with stimulus from regulators, politicians, non-governmental organizations, private parties, the courts and other factors could result in a determination by the U.S. EPA to regulate CO2 emissions from electric power generation facilities. While the majority of current state, regional and federal initiatives regarding CO2 emissions contemplate market-based compliance mechanisms (e.g., cap-and-trade), such a determination by the U.S. EPA could result in CO2 emission limits on stationary sources that do not include market-based compliance mechanisms (e.g., carbon tax, CO2 emission limits, etc.).

        At the state level, regional initiatives such as the Regional Greenhouse Gas Initiative, or RGGI, a cap-and-trade program covering CO2 emissions from electric power generation facilities in the Northeast, and the Western Climate Initiative, or WCI, are developing market-based programs to address GHG emissions. WCI's conceptual program design to achieve GHG reductions from the electric power generation industry is not expected to be available until August 2008. In addition, several states, including California, have adopted comprehensive legislation that, when implemented, would require mandatory GHG reductions from several industrial sectors, including the electric power generation industry. See "Business—Regulatory Matters—Environmental and Land Use Regulations" of this 10-K for further discussion about the environmental regulations we face. At this time, other than with regard to RGGI (further described below), the Company cannot estimate the costs of compliance with U.S. federal, regional or state CO2 emissions reductions legislation or initiatives, due to the fact that these proposals are in earlier stages of development and any final regulations, if adopted, could vary drastically from current proposals.

        The RGGI states are in the process of promulgating regulations needed for implementation, with six of the ten states issuing drafts regulations to implement RGGI for public comment. The program is expected to become effective in January 2009 and the first regional auction of RGGI allowances needed to be acquired by power generators to comply with state programs implementing RGGI could be held sometime in 2008. Our subsidiaries in New York, New Jersey, Connecticut and Maryland will be subject to RGGI if the RGGI regulations are duly effectuated in each RGGI state. Of the approximately 38 million metric tonnes of CO2 emitted in the United States by our subsidiaries in 2006 (ownership adjusted), approximately 12 million metric tonnes were emitted in U.S. states participating in RGGI. We believe that due to the absence of allowance allocations, RGGI as currently contemplated could have an adverse impact on the Company's consolidated results of operations, financial condition and cash flows. For forecasting purposes, the Company has modeled the impact of CO2 compliance for 2009-2012 for its businesses that are subject to RGGI and that may not be able to pass through compliance costs. The model utilizes an allowance price of $3.05 per metric tonne under RGGI. The source of this per tonne price estimate was the average price of a CO2 emissions voluntary compliance instrument on the Chicago Climate Exchange for the six month period ending November 15, 2007. The model also assumes, among other things, that RGGI will be structured solely on the public auction of allowances and that certain costs will be recovered by our subsidiaries. Based on these assumptions, the Company estimates that the RGGI compliance costs could be approximately $30 million per year in 2009-2012. Given all of the uncertainties surrounding RGGI, including those discussed in Item 1 Business—Regulatory Matters—Environmental and Land Use Regulations of this 10-K and the fact that the assumptions utilized in the model may prove to be incorrect, there is a significant risk that our actual compliance costs under RGGI will differ from estimates by a material amount.

        In addition to government regulators, other groups such as politicians, environmentalists and other private parties have expressed increasing concern about GHG emissions. For example, certain financial institutions have recently expressed concern about providing financing for facilities which would emit

GHGs, which can affect our ability to obtain capital, or if we can obtain capital, to receive it on commercially viable terms. In addition, rating agencies may decide to downgrade our credit ratings based on the emissions of the businesses operated by our subsidiaries or increased compliance costs which could make financing unattractive. In addition, as disclosed in Item 3 Legal Proceedings of this Form 10-K, the New York Attorney General has issued a subpoena to the Company seeking documents and information concerning the Company's analysis and public disclosure of the potential impacts that GHG legislation and climate change from GHG emissions might have on the Company's operations and results. Environmental groups and other private plaintiffs have brought and may decide to bring additional private lawsuits against the Company because of its subsidiaries' GHG emissions.

        Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow fed rivers, warming of lakes and rivers, an increase in sea level, changes and variability in precipitation and in the intensity and frequency of extreme weather events. Physical impacts may have the potential to significantly affect the Company's business and operations. For example, extreme weather events could result in increased downtime and operation and maintenance costs at the electric power generation facilities and support facilities of the Company's subsidiaries. Variations in weather conditions, primarily temperature and humidity, attributable to climate change also would be expected to affect the energy needs of customers. A decrease in energy consumption could decrease the revenues of the Company's subsidiaries. In addition, while revenues would be expected to increase if the energy consumption of customers increased, such increase could prompt the need for additional investment in generation capacity. Changes in the temperature of lakes and rivers and changes in precipitation that result in drought could adversely affect the operations of the fossil-fuel fired electric power generation facilities of the Company's subsidiaries. Changes in temperature, precipitation and snow pack conditions also could affect the amount and timing of hydroelectric generation.

        If any of the foregoing risks materialize, costs may increase or revenues may decrease and there could be a material adverse effect on the electric power generation businesses of the Company's subsidiaries and on the Company's consolidated results of operations, financial condition and cash flows.

We and our affiliates are subject to material litigation and regulatory proceedings.

        We and our affiliates are parties to material litigation and regulatory proceedings. See Business—Legal Proceedings below. There can be no assurances that the outcome of such matters will not have a material adverse effect on our consolidated financial position.

The SEC is conducting an informal inquiry relating to our restatements.

        We have been cooperating with an informal inquiry by the SEC Staff concerning our restatements and related matters, and have been providing information and documents to the SEC Staff on a voluntary basis. Because we are unable to predict the outcome of this inquiry, the SEC Staff may disagree with the manner in which we have accounted for and reported the financial impact of the adjustments to previously filed financial statements and there may be a risk that the inquiry by the SEC could lead to circumstances in which we may have to further restate previously filed financial statements, amend prior filings or take other actions not currently contemplated.

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

ITEM 3.    LEGAL PROCEEDINGS

        The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. However, it is reasonably possible that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of December 31, 2007. The Company has evaluated claims, in accordance with SFAS No. 5 Accounting for Contingencies, ("SFAS No. 5"), that it deems both probable and reasonably estimatable and accordingly, has recorded aggregate reserves for all claims for approximately $486 million as of December 31, 2007.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$825 million (US$492 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice ("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletropaulo's appeal to the Special Court has been dismissed. However, the Supreme Court has not yet determined whether it will consider Eletropaulo's appeal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo may be required to provide security in the amount of its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In August 2000, the FERC announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 ("Refund Period"). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC's decision not to impose refunds for the alleged failure to file rates, including transaction-specific data, for sales during 2000 and 2001 ("September 2004 Decision"). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. The Ninth Circuit's temporary stay of the remand to FERC expired in November 2007. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC ("August 2006 Decision"). After a temporary stay of the proceeding expired, various parties filed petitions for rehearing in November 2007. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita's potential liability for the Refund and pre-Refund Periods could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita's potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In August 2001, the Grid Corporation of Orissa, India ("Gridco"), filed a petition against the Central Electricity Supply Company of Orissa Ltd. ("CESCO"), an affiliate of the Company, with the Orissa Electricity Regulatory Commission ("OERC"), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC's August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO's distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited ("AES ODPL"), and Jyoti Structures ("Jyoti") pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the "CESCO arbitration"). In the arbitration, Gridco appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents' counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has filed a challenge of the arbitration award with the local Indian court. In January 2008, the Indian Supreme Court ruled that the respondents' petition concerning the presiding arbitrator's fees and the venue of any future proceedings was moot in light of the arbitration award in the respondents' favor. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC's existing PPA with Gridco. In response, OPGC filed a petition in the Indian courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC's jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court's decision to the Supreme Court and sought stays of both the High Court's decision and the underlying OERC proceedings regarding the PPA's terms. In April 2005, the Supreme Court granted OPGC's requests and ordered stays of the High Court's decision and the OERC proceedings with respect to the PPA's terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC's appeal or otherwise prevents the OERC's proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC's financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In April 2002, IPALCO, the pension committee for the Indianapolis Power & Light Company thrift plan ("Pension Committee"), and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. In May 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the Pension Committee breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by, inter alia, permitting assets of the thrift plan to be invested in the common stock of IPALCO prior to the acquisition of IPALCO by the Company and allegedly failing to disclose directly to each plan participant the individual defendants' personal transactions in IPALCO stock prior to the acquisition. In September 2003 the Court granted plaintiffs' motion for class certification. A trial addressing only the allegations of breach of fiduciary duty was held in February 2006. In March 2007, the Court issued a decision in favor of defendants and dismissed the lawsuit with prejudice. In April 2007, plaintiffs appealed the Court's decision to the U.S. Court of Appeals for the Seventh Circuit as to the former officers and directors of IPALCO, but not as to IPALCO or the Pension Committee. In December 2007, the Seventh Circuit affirmed the judgment in favor of the former officers and directors.

        In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil ("MPF") notified AES Eletropaulo that it had commenced an inquiry related to the BNDES financings provided to AES Elpa and AES Transgás and the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo and the quality of service provided by Eletropaulo to its customers, and requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in federal court alleging that BNDES violated Law 8429/92 (the Administrative Misconduct Act) and BNDES's internal rules by: (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo 's preferred shares at a stock-market auction; (4) accepting Eletropaulo 's preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. ("Light") and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES's alleged violations. In June 2005, AES Elpa and AES Transgás presented their preliminary answers to the charges. In May 2006, the federal court ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal seeking to require the federal court to consider all five alleged violations. Also, in July 2006, AES Elpa and AES Transgás filed an interlocutory appeal seeking to enjoin the federal court from considering any of the alleged violations. The MPF's lawsuit before the federal court has been stayed pending those interlocutory appeals. AES Elpa and AES Transgás believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). AES Florestal had been under the control of AES Sul since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (CEEE), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency ("FEPAM") has also started a procedure

(Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. The measures that must be taken by Sul and CEEE are still under discussion pending receipt of correspondence from FEPAM.

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

        In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales ("CDEEE") filed lawsuits against Itabo, an affiliate of the Company, in the First and Fifth Chambers of the Civil and Commercial Court of First Instance for the National District. CDEEE alleges in both lawsuits that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. ("Coastal"), a former shareholder of Itabo, without the required approval of Itabo's board of administration. In the First Chamber lawsuit, CDEEE seeks an accounting of Itabo's transactions relating to the rehabilitation. In November 2004, the First Chamber dismissed the case for lack of legal basis. On appeal, in October 2005 the Court of Appeals of Santo Domingo ruled in Itabo's favor, reasoning that it lacked jurisdiction over the dispute because the parties' contracts mandated arbitration. The Supreme Court of Justice is considering CDEEE's appeal of the Court of Appeals' decision. In the Fifth Chamber lawsuit, which also names Itabo's former president as a defendant, CDEEE seeks $15 million in damages and the seizure of Itabo's assets. In October 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties' contracts. The First Chamber of the Court of Appeal ratified that decision in September 2006. In a related proceeding, in May 2005, Itabo filed a lawsuit in the U.S. District Court for the Southern District of New York seeking to compel CDEEE to arbitrate its claims. The petition was denied in July 2005. Itabo's appeal of that decision to the U.S. Court of Appeal for the Second Circuit has been stayed since September 2006. Also, in February 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas ("FONPER") in the International Chamber of Commerce ("ICC") seeking, among other relief, to enforce the arbitration provisions in the parties' contracts. In March 2006, Itabo and FONPER settled their respective claims. In September 2006, the ICC determined that it lacked jurisdiction to decide the arbitration as to Itabo and CDEEE. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In October 2004, Raytheon Company ("Raytheon") filed a lawsuit against AES Red Oak, LLC ("Red Oak") in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief relating to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon for the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. Red Oak's fraud counterclaims were later dismissed from the case. In May 2005, Raytheon filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, seeking to foreclose on a construction lien in the amount of approximately $31 million on property allegedly owned by Red Oak. In September 2007 the New Jersey Superior Court denied Red Oak's motion for summary judgment against Raytheon's New Jersey action. In December 2007, the parties settled their disputes.

        In January 2005, the City of Redondo Beach ("City") of California issued an assessment against Williams Power Co., Inc., ("Williams") and AES Redondo Beach, LLC ("AES Redondo"), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users' tax ("UUT"), interest, and penalties relating to the natural gas used at AES Redondo's power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City's assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer's decision. Pursuant to a court order, Williams later prepaid approximately $57 million to the City in order to litigate its petition and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer's decision as to AES Redondo. The Superior Court has heard final arguments but has not yet issued final decisions on Williams' and the City's respective petitions. In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo's lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 ("New UUT Assessments"). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately US$135,000. The Company has appealed this decision to the Supreme Court.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydroelectric plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their sales to an AES trading company, Nurenergoservice LLP, and other affiliated companies in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT (US$22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. The damages set forth in orders were affirmed by the headquarters of the Competition Committee, the economic court of first instance, and the court of appeals (first panel). Therefore, in February 2008, the Hydros paid the damages. The court of appeals (second panel) has affirmed the Competition Committee's order with respect to Ust-Kamenogorsk HPP. The Hydros intend to file appeals with the court of appeals (second panel) (with respect to Shulbinsk HPP) and the supreme court (with respect to Ust-Kamenogorsk HPP). In addition, the economic court has issued an injunction to secure the Hydros' alleged liability, freezing the Hydros' bank accounts and prohibiting the Hydros from transferring or disposing of their property. The economic court later temporarily lifted the injunction to allow the Hydros to pay the damages, which as noted above, the Hydros did in February 2008. In separate but related proceedings, in September 2007, the Competition Committee ordered the Hydros to pay approximately 22 million KZT (US$188,000) in administrative fines for their alleged antimonopoly violations. In December 2007, the administrative court of first instance upheld the fines. Therefore, in February 2008, the Hydros paid the fines. The Competition Committee has indicated that it intends to investigate whether Ust-Kamenogorsk HPP has violated antimonopoly laws through November 2007. The Hydros believe they have meritorious claims and defenses; however, there can be no assurances that they will prevail in these proceedings.

        In June 2007, the Competition Committee ordered AES Ust-Kamengorsk TET LLP ("UKT") to pay approximately 835 million KZT (US$7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT (US$2 million), as estimated by the company, to certain customers that allegedly have paid unreasonably high power prices since January 2007. In November 2007, the economic court of first instance upheld the Competition Committee's order in part, finding that UKT had violated Kazakhstan's antimonopoly laws, but reduced the damages to be paid to the state to 833 million KZT (US$7 million) and rejected the damages to be paid to customers. The economic court later ordered UKT to pay the damages to the state by May 1, 2008. The economic court has also issued an injunction to secure UKT's alleged liability prohibiting UKT from transferring or disposing of its property; however, the injunction does not extend to UKT's bank accounts. The court of appeals (first panel) has affirmed the economic court's decisions with respect to the alleged damages and the injunction. In January 2008, the economic court issued a purported clarification of its November 2007 decision, reducing UKT's tariff as of January 2008, directing UKT to apply that reduced tariff prospectively, and ordering UKT to reimburse an unspecified amount to customers that paid at higher rates in 2007. UKT has appealed the purported clarification to the court of appeals (first panel). In separate but related proceedings in July 2007, the Competition Committee ordered UKT to pay approximately 93 million KZT (US$800,000) in administrative fines as estimated by UKT, for its alleged antimonopoly violations. In February 2008, the administrative court upheld the Competition Committee's order in part, reducing the fines to approximately 70 million KZT (US$600,000). The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As UKT did not prevail in the economic court or the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, as UKT did not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 18 billion KZT (US$150 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. Nurenergoservice subsequently appealed to the economic court of first instance. In February 2008, the economic court stayed the case pending the completion of the transfer of the Competition Committee's authority and powers to a newly established antimonopoly agency, the Agency on the Protection of Competition. The court of appeals (first panel) has rejected the Competition Committee's appeal to lift the stay. Also, the economic court has issued an injunction to secure Nurenergoservice alleged liability, freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. The court of appeals (first panel) has upheld the injunction. Furthermore, in separate but related proceedings in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 2 billion KZT (approximately US$15 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. If Nurenergoservice does not prevail in the economic court and any proceedings in the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In August 2007, the Competition Committee ordered Sogrinsk TET to terminate its contracts with Nurenergoservice and Ust-Kamenogorsk HPP because of Sogrinsk's alleged antimonopoly violations in 2005 through January 2007. The Competition Committee did not order Sogrinsk to pay any damages or fines. In August 2007, the economic court affirmed the order. In October 2007, the court of appeals affirmed the economic court's decision. The Competition Committee has not indicated whether it intends to assert claims against Sogrinsk for alleged antimonopoly violations post January 2007. Sogrinsk believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In November 2007, the Competition Committee initiated an investigation of allegations that Irtysh Power and Light, LLP ("Irtysh"), an AES company which manages the state-owned Ust-Kamenogorsk Heat Nets system, had violated Kazakhstan's antimonopoly laws in January through November 2007 by selling power at below-market prices. In February 2008, the Competition Committee determined that the allegations were baseless. However, the Competition Committee stated that it intends to investigate whether Irtysh has illegally coordinated with other AES companies concerning the sale of power. Irtysh believes it has meritorious claims and defenses and will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

        In June 2007, the Company received a letter from an outside law firm purportedly representing a shareholder demanding that the Company's Board conduct a review of certain stock option plans, procedures and historical granting and exercise practices, and other matters, and that the Company commence legal proceedings against any officer and/or director who may be liable for damages to the Company. The Board has established a Special Committee, which has retained independent counsel, to consider the demands presented in the letter in light of the work undertaken by the Company in its review of share-based compensation.

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to recover damages from the Contractor for its delay in completing the construction of AESEC's majority-owned power facility in Murcia, Spain. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12 million (US$19 million) for alleged unpaid milestone and scope change order payments, among other things, and an unspecified amount for an alleged early completion bonus. The final hearing is scheduled to begin in June 2009. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees, (the "Complainants"), filed a complaint at the Indiana Utility Regulatory Commission ("IURC") seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL's basic rate case. The Complainants are requesting that the IURC conduct an investigation of IPL's failure to fund the Voluntary Employee Beneficiary Association Trust ("VEBA Trust"), at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint seeks an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which it allegedly would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The Complaint also seeks an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties are seeking summary judgment in the IURC proceeding. To date, no procedural schedule for this proceeding has been established. IPL believes it has meritorious defenses to the Complainants' claims and it will assert them vigorously in response to the complaint; however, there can be no assurances that it will be successful in its efforts.

        In September 2007, the New York Attorney General issued a subpoena to the Company seeking documents and information concerning the Company's analysis and public disclosure of the potential impacts that GHG legislation and climate change from GHG emissions might have on the Company's operations and results. The Company is responding to the subpoena.

        In October 2007, the Ekibastuz Tax Committee issued a notice for the assessment of certain taxes against AES Ekibastuz LLP. A portion of the assessment, approximately US$1.7 million, relates to alleged environmental pollution. The review by the Ekibastuz Tax Committee is ongoing and their decision on any assessment, including the portion related to alleged environmental pollution, is not yet final.

        During December 2007, Maikuben West was audited for the 2005 calendar year by the Tax Committee that oversees ecological payments. The initial results of the audit indicate that Maikuben West will be required to make a payment of approximately US$400,000. Maikuben West is appealing this finding in accordance with applicable law.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

        None.

Market Information

        Our common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "AES." The closing price of our common stock as reported by the NYSE on February 6, 2008, was $19.44, per share. The Company did not repurchase any of its common stock in 2007 or 2006. The following tables set forth the high and low sale prices, and performance trends for our common stock as reported by the NYSE for the periods indicated:

	2007		2006
Price Range of Common Stock
	High	Low	High	Low
First Quarter	$22.61	$19.78	$17.71	$16.20
Second Quarter	23.90	20.87	18.76	16.40
Third Quarter	23.25	17.76	21.24	18.25
Fourth Quarter	22.53	20.21	23.72	20.21

Performance Graph

THE AES CORPORATION
PEER GROUP INDEX/STOCK PRICE PERFORMANCE

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS
ASSUMES INITIAL INVESTMENT OF $100

Source: Bloomberg

COMPARISON OF THREE YEAR CUMULATIVE TOTAL RETURNS
ASSUMES INITIAL INVESTMENT OF $100

180
160
140
120
100
80
60
40
20
0
2004
2005
2006
2007
AES
S&P 500
S&P Utilities

Source: Bloomberg

        We have selected the Standard and Poor's (S&P) 500 Utilities Index as our peer group index. The S&P 500 Utilities Index is a published sector index comprising the 32 electric and gas utilities included in the S&P 500.

        The five year total return chart assumes $100 invested on December 31, 2002 in AES Common Stock, the S&P 500 Index and the S&P Utilities Index. The three year total return chart assumes $100 invested on December 31, 2004 in the same security and indices. The information included under the heading "Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Holders

        As of March 6, 2008, there were approximately 6,460 record holders of our common stock, par value $0.01 per share.

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

        See Item 12 (d) of this Form 10-K for information regarding Securities Authorized for Issuance under Equity Compensation Plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data as of the dates and for the periods indicated. You should read this data together with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K. The selected financial data for each of the years in the five year period ended December 31, 2007 have been derived from our audited Consolidated Financial Statements. Our historical results are not necessarily indicative of our future results.

        Acquisitions, disposals, reclassifications and changes in accounting principles affect the comparability of information included in the tables below. Please refer to the Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Form 10-K for further explanation of the effect of such activities. Please also refer to Item 1A Risk Factors and Note 23—Risks and Uncertainties to the Consolidated Financial Statements included in Item 8 of this Form 10-K for certain risks and uncertainties that may cause the data reflected herein not to be indicative of our future financial condition or results of operations.

SELECTED FINANCIAL DATA

	Year Ended December 31,
Statement of Operations Data
	2007	2006	2005	2004	2003
		(Restated)	(Restated)	(Restated)	(Restated)
	(in millions, except per share amounts)
Revenues	$13,588	$11,576	$10,247	$8,728	$7,676
Income from continuing operations	495	176	365	183	177
Discontinued operations, net of tax	(590)	50	188	132	(681)
Extraordinary items, net of tax	—	21	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(4)	—	41

Net (loss) income available to common stockholders	$(95)	$247	$549	$315	$(463)

Basic (loss) earnings per share:
Income from continuing operations, net of tax	$0.74	$0.27	$0.56	$0.29	$0.30
Discontinued operations, net of tax	(0.88)	0.07	0.29	0.20	(1.15)
Extraordinary items, net of tax	—	0.03	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.01)	—	0.07

Basic (loss) earnings per share	$(0.14)	$0.37	$0.84	$0.49	$(0.78)

Diluted (loss) earnings per share:
Income from continuing operations, net of tax	$0.73	$0.27	$0.56	$0.29	$0.30
Discontinued operations, net of tax	(0.87)	0.07	0.28	0.20	(1.14)
Extraordinary items, net of tax	—	0.03	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.01)	—	0.07

Diluted (loss) earnings per share	$(0.14)	$0.37	$0.83	$0.49	$(0.77)

	December 31,
Balance Sheet Data:
	2007	2006	2005		2004		2003
		(Restated)	(Restated)		(Restated)		(Restated)
	(in millions)
Total assets	$34,453	$31,274	$29,025		$28,449		$29,145
Non-recourse debt (long-term)	$11,297	$9,840	$10,308		$10,571		$10,038
Non-recourse debt (long-term)-Discontinued operations	$33	$342	$467		$742		$719
Recourse debt (long-term)	$5,332	$4,790	$4,682		$5,010		$5,862
Accumulated deficit	$(1,241)	$(1,093)	$(1,340	)(2)	$(1,889	)(2)	$(2,204	)(1)(2)
Stockholders' equity (deficit)	$3,164	$2,979	$1,583		$997		$(99)

(1)
An $8 million increase to accumulated deficit was recognized as of January 1, 2003 for the cumulative impact of the correction of errors for all periods preceding January 1, 2003. The correction was not material to the financial statement data presented herein as of and for the four years ended December 31, 2003 through December 31, 2006.

(2)
The impact of the restatement adjustments on accumulated deficit was an increase to accumulated deficit of $40 million, $2 million and $13 million as of December 31, 2005, 2004 and 2003, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Consolidated Financial Statements and Reclassification of Certain Subsidiaries to Held for Sale

  Background

        The Company has previously identified certain material weaknesses related to its system of internal control over financial reporting. As described in the Company's 2006 Form 10-K/A filed on August 7, 2007, the following five material weaknesses were reported:

    •
    A Lack of Detailed Accounting Records for Certain Holding Companies;

    •
    Contract Accounting;

    •
    A Lack of Controls and Procedures Related to Granting and Reporting of Share-Based Compensation;

    •
    Treatment of Intercompany Loans Denominated in Other Than the Entity's Functional Currency; and

    •
    Aggregation of Control Deficiencies at our Cameroonian Subsidiary.

        As of December 31, 2007 the Company has remediated the following three material weaknesses:

    •
    Treatment of Intercompany Loans Denominated in Other Than the Entity's Functional Currency;

    •
    A Lack of Controls and Procedures Related to Granting and Reporting of Share-Based Compensation; and

    •
    Aggregation of Control Deficiencies at our Cameroonian Subsidiary.

        Accordingly, the following two material weaknesses remain unremediated as of December 31, 2007:

    •
    A Lack of Detailed Accounting Records for Certain Holding Companies; and

    •
    Contract Accounting.

  Restatement Discussion

        In 2005, the Company prepared and documented its accounting analysis of a power purchase agreement ("the Deepwater Agreement") between AES Deepwater, one of our generation businesses in Deepwater, Texas and a third party. The assessment of the Deepwater Agreement included an analysis of whether the contract is a derivative under provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). Because the penalty clause in the Deepwater Agreement does not contain specific volumes upon which the penalties would be based, the Company concluded that these penalty provisions are not specific enough to be valued. Accordingly, the Company determined that the Deepwater Agreement was not a derivative under SFAS No. 133 and consulted with Deloitte & Touche LLP in reaching this conclusion.

        As part of the 2007 year-end closing process and in connection with the remediation of the Company's material weakness for contract accounting (see Item 9A Controls and Procedures for further discussion of this material weakness), the Company reviewed several hundred contracts relative to the risk of additional errors. The Deepwater Agreement received a second review as part of this process. In that review, the Company determined that there was no intent by the contracting parties to create a derivative contract, that the penalty clause had not changed, and that no penalties had been triggered under the Deepwater Agreement. The Company now believes, and its external auditors agree, that even though there is no explicit formula for calculating penalties in the Deepwater Agreement, a minimum volume could be inferred from certain capacity requirement provisions in the Deepwater Agreement. Under this accounting interpretation, the penalty can be valued, making the contract subject to derivative accounting treatment. Accordingly, the Company has concluded that the Deepwater Agreement will be treated as a derivative under SFAS No. 133, valued and marked-to-market resulting in an adjustment to previously reported results. The impact of the Deepwater Adjustment resulted in an increase of approximately $30 million and a decrease of approximately $25 million to income from continuing operations and net income in 2006 and 2005, respectively.

        In addition to the Deepwater Adjustment, the Company has identified a number of smaller non-cash adjustments to its prior period financial statements ("Other Adjustments"), none of which is individually material. In the aggregate (excluding the Deepwater Adjustment) these out-of-period adjustments are not material to the Company's financial statements. Many of these errors were identified during the Company's remediation of previously identified material weaknesses, while others were identified during the year-end closing process, including errors relating to depreciation and accounting for judicial deposits in Brazil. We generally recognize these adjustments in the period in which they were identified. Because the Deepwater Adjustment has required a restatement, we also are recording these Other Adjustments in the proper periods. The Company has also entered into an agreement to sell two indirect wholly-owned subsidiaries with operations in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP. As required by SFAS No. 144 [Accounting for the Impairment or Disposal of Long-Lived Assets], ("SFAS No. 144"), presentation of the assets and liabilities of these businesses are classified as held for sale.

        As disclosed in the Company's Form 8-K dated March 3, 2008, as a result of the restatement, the Company was in default under its senior secured credit facility and its senior unsecured credit facility due to a breach of a representation related to its financial statements set forth in the credit agreements related to the facilities. The Company has obtained a waiver of these defaults from its lenders under these facilities.

        The following table details the impact of the restatement on the Company's Consolidated Statements of Operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006				Year Ended December 31, 2005
	December 31, 2007 Restatement				December 31, 2007 Restatement
	2006 Form 10-K/A	Deepwater	Other Adjustments	2007 Form 10-K	2006 Form 10-K/A	Deepwater	Other Adjustments	2007 Form 10-K
Revenues:
Regulated	$6,198	$—	$(44)	$6,154	$5,617	$—	$(33)	$5,584
Non-Regulated	5,366	52	4	5,422	4,703	(44)	4	4,663

Total revenues	11,564	52	(40)	11,576	10,320	(44)	(29)	10,247

Cost of Sales:
Regulated	(4,114)	—	39	(4,075)	(4,021)	—	18	(4,003)
Non-Regulated	(4,052)	—	(15)	(4,067)	(3,371)	—	(3)	(3,374)

Total cost of sales	(8,166)	—	24	(8,142)	(7,392)	—	15	(7,377)

Gross margin	3,398	52	(16)	3,434	2,928	(44)	(14)	2,870

General and administrative expenses	(305)	—	4	(301)	(225)	—	4	(221)
Interest expense	(1,763)	—	(6)	(1,769)	(1,826)	—	(2)	(1,828)
Interest income	426	—	8	434	375	—	6	381
Other expense	(449)	—	(3)	(452)	(110)	—	1	(109)
Other income	106	—	10	116	157	—	—	157
Gain on sale of investments	98	—	—	98	—	—	—	—
Loss on sale of subsidiary stock	(539)	—	4	(535)	—	—	—	—
Impairment expense	(28)	—	11	(17)	(16)	—	—	(16)
Foreign currency transaction losses on net monetary position	(88)	—	8	(80)	(145)	—	2	(143)
Equity in earnings of affiliates	72	—	1	73	71	—	(5)	66

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	928	52	21	1,001	1,209	(44)	(8)	1,157
Income tax expense	(334)	(22)	(6)	(362)	(483)	19	(9)	(473)
Minority interest expense	(459)	—	(4)	(463)	(324)	—	5	(319)

INCOME FROM CONTINUING OPERATIONS	135	30	11	176	402	(25)	(12)	365
Income from operations of discontinued businesses, net of income tax	105	—	2	107	188	—	—	188
Loss from disposal of discontinued businesses, net of income tax	(57)	—	—	(57)	—	—	—	—

INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	183	30	13	226	590	(25)	(12)	553
Extraordinary items, net of income tax	21	—	—	21	—	—	—	—

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	204	30	13	247	590	(25)	(12)	553
Cumulative effect of change in accounting principle, net of income tax	—	—	—	—	(3)	—	(1)	(4)

Net income	$204	$30	$13	$247	$587	$(25)	$(13)	$549

BASIC EARNINGS PER SHARE:
Income from continuing operations, net of tax	$0.21	$0.05	$0.01	$0.27	$0.62	$(0.04)	$(0.02)	$0.56
Discontinued operations, net of tax	0.07	—	—	0.07	0.29	—	—	0.29
Extraordinary item, net of tax	0.03	—	—	0.03	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.01)	—	—	(0.01)

BASIC EARNINGS PER SHARE	$0.31	$0.05	$0.01	$0.37	$0.90	$(0.04)	$(0.02)	$0.84

	Year Ended December 31, 2006				Year Ended December 31, 2005
	December 31, 2007 Restatement				December 31, 2007 Restatement
	2006 Form 10-K/A	Deepwater	Other Adjustments	2007 Form 10-K	2006 Form 10-K/A	Deepwater	Other Adjustments	2007 Form 10-K
DILUTED EARNINGS PER SHARE:
Income from continuing operations, net of tax	$0.20	$0.04	$0.03	$0.27	$0.61	$(0.04)	$(0.01)	$0.56
Discontinued operations, net of tax	0.07	—	—	0.07	0.28	—	—	0.28
Extraordinary item, net of tax	0.03	—	—	0.03	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.01)	—	—	(0.01)

DILUTED EARNINGS PER SHARE	$0.30	$0.04	$0.03	$0.37	$0.88	$(0.04)	$(0.01)	$0.83

        The Other Adjustments in the table above include the following:

  •
  Regulated revenues: We recorded reclass adjustments related to bad debts that were previously written off and subsequently recovered in cash. We originally recorded these recoveries in regulated revenue. The effect of this adjustment was to reclass these bad debt recoveries from regulated revenue to cost of sales. The impact of this adjustment was a decrease to regulated revenue and a decrease to cost of sales of $41 million and $29 million, for the years ended December 31, 2006 and 2005, respectively.

  •
  Regulated cost of sales and other income: We recorded adjustments in connection with the correction of errors related to the reconciliation of judicial deposits at Eletropaulo, our business in Brazil. Cash deposits were placed on reserve, as required by Brazilian Courts, as a result of pending civil or labor claims against the business. Upon settlement of the claims, appropriate expense was not recognized by the business. Additionally, related interest income on the deposited funds was not recognized appropriately. The net impact on continuing operations and net income for the years ended December 31, 2006 and 2005 was an increase of $5 million and $1 million, respectively.

  •
  Impairment expense: We recorded an adjustment of $11 million to reduce impairment expense and increase in non-regulated cost of sales in 2006. We originally reported the cost associated with a plant outage to impairment expense instead of cost of sales.

  •
  Embedded derivatives: In addition to the adjustment related to the Deepwater Agreement, we recorded other adjustments related to contract accounting as a result of the identification of embedded derivatives in two of the contracts that were reviewed. Through our on-going remediation efforts related to contract accounting, we identified two additional contracts that contained embedded derivatives that were not identified at the time of the initial contract review. The correction of these errors resulted in an increase of $2 million and a decrease of $8 million to continuing operations and net income for the years ended December 31, 2006 and 2005, respectively.

        The following table details the impact of the restatement and certain reclassifications of businesses held for sale on the Company's Consolidated Balance Sheet as of December 31, 2006:

	As of December 31, 2006
			Held for Sale
	2006 Form 10-K/A				2007 Form 10-K
		Restatement	Maikuben	Ekibastuz
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,379	$—	$(2)	$(19)	$1,358
Restricted cash	548	—	—	—	548
Short-term investments	640	—	—	—	640
Accounts receivable, net of reserves of $232	1,769	(1)	(1)	(2)	1,765
Inventory	471	(11)	(3)	(12)	445
Receivable from affiliates	76	15	—	—	91
Deferred income taxes—current	208	6	—	—	214
Prepaid expenses	109	1	—	(4)	106
Other current assets	927	3	(1)	(2)	927
Current assets of held for sale and discontinued businesses	438	—	7	39	484

Total current assets	6,565	13	—	—	6,578

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	928	—	—	(7)	921
Electric generation and distribution assets	21,835	(230)	(69)	(72)	21,464
Accumulated depreciation	(6,545)	84	14	20	(6,427)
Construction in progress	979	25	(1)	(16)	987

Property, plant and equipment, net	17,197	(121)	(56)	(75)	16,945

Other assets:
Deferred financing costs, net of accumulated amortization of $188	279	33	(1)		311
Investments in and advances to affiliates	595	(4)	—	—	591
Debt service reserves and other deposits	524	(9)	—	—	515
Goodwill	1,416	—	—	(2)	1,414
Other intangible assets, net of accumulated amortization of $228	298	207	—	(7)	498
Deferred income taxes—noncurrent	602	(1)	—	—	601
Other assets	1,634	(46)	—	(1)	1,587
Noncurrent assets of held for sale and discontinued businesses	2,091	1	57	85	2,234

Total other assets	7,439	181	56	75	7,751

TOTAL ASSETS	$31,201	$73	$—	$—	$31,274

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$795	$(2)	$—	$(5)	$788
Accrued interest	404	—	—	—	404
Accrued and other liabilities	2,131	19	(3)	(4)	2,143
Non-recourse debt-current portion	1,411	4	(3)	(10)	1,402
Current liabilities of held for sale and discontinued businesses	288	—	6	19	313

Total current liabilities	5,029	21	—	—	5,050

LONG-TERM LIABILITIES
Non-recourse debt	9,834	24	(11)	(7)	9,840
Recourse debt	4,790	—	—	—	4,790
Deferred income taxes-noncurrent	803	28	(13)	(9)	809
Pension liabilities and other post-retirement liabilities	844	—	—	—	844
Other long-term liabilities	3,554	6	(1)	(3)	3,556
Long-term liabilities of held for sale and discontinued businesses	434	1	25	19	479

Total long-term liabilities	20,259	59	—	—	20,318

Minority Interest (including discontinued businesses of $175	2,948	(21)	—	—	2,927
Commitments and Contingent Liabilities (see Notes 12 and 13)
STOCKHOLDERS' EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 665,126,309 shares issued and outstanding at December 31, 2006	7	—	—	—	7
Additional paid-in capital	6,654	5	—	—	6,659
Accumulated deficit	(1,096)	3	—	—	(1,093)
Accumulated other comprehensive loss	(2,600)	6	—	—	(2,594)

Total stockholders' equity	2,965	14	—	—	2,979

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$31,201	$73	$—	$—	$31,274

        The discussion below highlights the impact of certain adjustments on the Company's Consolidated Balance Sheet as of December 31, 2006. These errors were neither material individually, or in the aggregate. The primary adjustments recorded were as follows:

  •
  We corrected an error to properly account for one of our transmission leases as a capital lease as opposed to an operating lease. The net impact of this adjustment was an increase to property, plant and equipment, net and non-recourse debt of $28 million.

  •
  We recorded an adjustment to reclassify certain intangible assets that were incorrectly included as property, plant and equipment to other intangible assets, net. The impact of this adjustment was a decrease to property, plant and equipment, net and an increase to other intangible assets $187 million.

  •
  The impact of the Deepwater Adjustment on the Company's Consolidated Balance Sheet as of December 31, 2006 was a decrease to current liabilities of $23 million and a decrease to long term liabilities of $25 million. The impact on the Company's Consolidated Balance Sheet as of December 31, 2005 was an increase to current liabilities of $20 million and an increase to long term liabilities of $23 million.

  •
  We have updated our disclosure in Note 8—Long-term Debt regarding our accounting for AES Trust III and AES Trust VII (the TECON Trusts') to properly reflect that these trusts are consolidated in the Company's financial statements. We previously reported that the TECON Trusts' were not consolidated. As disclosed, AES's obligations under the Junior Subordinated Debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by AES of the TECON Trusts obligations. This change only impacts the aforementioned disclosure and has no impact on any of the Company's Consolidated Financial Statements.

        The restatement adjustments had no material impact on net cash flows.

Overview of Our Business

        AES is a global power company. We own a portfolio of electricity generation and distribution businesses with generation capacity totaling approximately 43,000 MW and distribution networks serving over 11 million people. Our global footprint includes operations in 28 countries on five continents with 81% of our revenue for 2007 generated outside the United States.

        We operate two primary lines of businesses. The first is our Generation business, where we own and/or operate power plants to generate and sell power to wholesale customers such as utilities and other intermediaries. The second is our Utilities business, where we own and/or operate utilities to distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area. Each of our primary lines of business generates approximately half of our revenues. We are also developing an Alternative Energy business. Alternative Energy includes strategic initiatives such as wind generation and climate solutions, such as the production of emissions credits.

        Generation.    We currently own or operate 121 Generation facilities in 26 countries on five continents. We also have 12 new Generation facilities under construction. Our Generation businesses use a wide range of technologies and fuel types including coal, combined-cycle gas turbines, hydroelectric power and biomass.

        The majority of the electricity produced by our Generation businesses is sold under long-term contracts, or power purchase agreements, to wholesale customers. Approximately 62% of the revenues from our Generation businesses during 2007 was derived from plants that operate under power purchase agreements of five years or longer for 75% or more of their output capacity. These businesses often reduce their exposure to fuel supply risks by entering into long-term fuel supply contracts or fuel tolling contracts where the customer assumes full responsibility for purchasing and supplying the fuel to the power plant. These long-term contractual agreements result in relatively predictable cash flow and earnings and reduce exposure to volatility in the market price for electricity and fuel; however, the amount of earnings and cash flow predictability varies from business to business based on the degree to which its exposure is limited by the contracts that it has negotiated.

        The balance of our Generation businesses sell power through competitive markets under short-term contracts or directly in the spot market. As a result, the cash flows and earnings associated with these businesses are more sensitive to fluctuations in the market price for electricity, natural gas, coal and other fuels. However, for a number of these facilities, including our plants in New York, which include a fleet of low-cost coal fired plants, we have hedged the majority of our exposure to fuel, energy and emissions pricing for the next several years

        Utilities.    Our Utilities businesses distribute power to more than 11 million people in eight countries on five continents. Our Utilities business consists primarily of 15 companies owned and/or operated under management agreements, all of which operate in a defined service area. These businesses have a variety of structures ranging from pure distribution businesses to fully integrated utilities, which generate, transmit and distribute power. In May 2007, we completed the sale of EDC, our utility in Venezuela, for $739 million net of tax. As a result of the sale, we recognized an impairment charge of $680 million which represented the difference between the net book value of our investment in EDC and the sales price. This impairment charge and the results of the operations for EDC are reflected as discontinued operations for all periods presented in the Consolidated Financial Statements included in Item 8 of this Form 10-K.

        Alternative Energy.    Alternative Energy is not currently one of our primary lines of business, but we expect this high growth sector to be a material contributor to our revenue and gross margin in the future. As demand for more sustainable and environmentally friendly sources of energy grows, we continue to invest in Alternative Energy with a current focus on increasing our wind power capacity and building our climate solutions business for GHG reduction. AES entered the wind business in 2005 and today we have ten wind generation facilities with more than 1,000 MW of wind projects in operation. In addition, we are developing initiatives in other countries that are approved for GHG projects under the Kyoto Protocol and marketing the credits created. AES operates in 18 of the developing countries that are eligible for these credits which provides us with a good foundation for this new business.

        Segments.    Our Generation and Utilities businesses are organized within four defined geographic regions: (1) Latin America, (2) North America, (3) Europe & Africa, and (4) Asia and the Middle East, ("Asia"). Three regions, North America, Latin America and Europe & Africa, are engaged in both Generation and Utility businesses. Our Asia region operates only Generation businesses. Accordingly, these businesses and regions account for seven operating segments. "Corporate and Other" includes corporate overhead costs which are not directly associated with the operations of our seven primary operating segments; interest income and expense; other inter-company charges such as management fees and self-insurance premiums which are fully eliminated in consolidation; and revenue, development costs and operational costs related to our Alternative Energy business, which is currently not material to our operations.

        Key Drivers of Our Results of Operations.    Our Utilities and Generation businesses are distinguished by the nature of their customers, operational differences, cost structure, regulatory environment and risk exposure. As a result, each line of business has slightly different drivers which affect operating results. Performance drivers for our Generation businesses include, among other things, plant availability and reliability, management of fixed and operational costs and the extent to which our plants have hedged their exposure to fuel cost volatility. For our Generation businesses which sell power under short-term contract or in the spot market one of the most crucial factors is the market price of electricity and the plant's ability to generate electricity at a cost below that price. Growth in our Generation business is largely tied to securing new power purchase agreements, expanding capacity in our existing facilities and building new power plants. Performance drivers for our Utilities businesses include, but are not limited to, reliability of service; negotiation of tariff adjustments; compliance with extensive regulatory requirements; management of working capital; and in developing countries, reduction of commercial and technical losses. The results of operations of our Utilities businesses are sensitive to changes in economic growth and weather conditions in the area in which they operate.

        One of the key factors which affect both our revenue and costs of sales is changes in the cost of fuel. When fuel costs increase, many of our Generation businesses with long-term contracts and our Utilities are able to pass these costs on to the customer through fuel pass-through or fuel indexing arrangements in their contracts or through increases in tariff rates. Therefore, in a rising fuel cost environment as was the case in 2007, increases in fuel costs for these businesses often resulted in increases in revenue (though not necessarily on a one-for-one basis). While these circumstances may not have a large impact on gross margin, they can significantly affect gross margin as a percentage of revenue. Other factors that can affect gross margin include our ability to expand the number of facilities we own; and in our existing plants, to sign up new customers and/or purchasing parties, collect receivables from existing customers and operate our plants more efficiently. In 2007, these afforts helped us overcome certain challenges that we face in our business, such as issues related to fuel supplies and forced purchases on the spot market at high prices.

Highlights of 2007

        Results of Operations.    In 2007, management continued to focus its efforts on increasing shareholder value by improving operations, executing our growth strategy and strategically managing our portfolio of businesses. Our 2007 results of operations were positively impacted by a number of factors including, but not limited to: higher tariff rates at certain of our distribution businesses; contributions from recent acquisitions including TEG/TEP in Mexico in February 2007, where significant operational improvements were achieved, and a full year of operations at Itabo in the Dominican Republic; increased usage in both Brazil and the Ukraine; and favorable foreign currency translation at our Utilities businesses in Latin America.

        However, our business faced numerous challenges as well during 2007. Our results were negatively impacted by increased costs from gas supply curtailments, drier than normal hydrology and high spot prices for electricity at the Company's businesses in the Southern Cone of Latin America. Significantly lower than normal rainfall in Argentina caused our hydro-powered generation plant at AES Alicura to operate less. Therefore, we had to rely on our other plants, which use higher cost fuel sources, to deliver energy to our customers. The drier than normal hydrology conditions and other factors in Argentina resulted in significantly increased demand for gas and, in response, the government of Argentina placed restrictions (curtailments) on gas exports to Chile and Brazil. AES Uruguaiana, our gas powered generation plant in Brazil, receives its gas from Argentina and was negatively impacted by the Argentine gas curtailment because AES Uruguaina is obligated under its contract to deliver power to its customers at a contracted price. As a result, AES Uruguaina had to purchase fuel and energy on the open market at higher spot prices, which exceeded the amount that AES Uruguaiana could recover under its existing contracts. In the fourth quarter of 2007, we recognized an impairment charge of approximately $352 million with respect to our investment in AES Uruguaiana. Some of our gas-fired generation businesses servicing Chile were similarly impacted by the Argentine gas curtailment resulting in the purchase of higher priced fuel to operate these plants.

        During 2007, we recognized additional impairment charges of $52 million related to our investment in AgCert, a United Kingdom company that produces carbon emission credits ("CERs"), and $14 million related to prepaid CERs, due to AgCert's potential inability to deliver the CERs or to repay the sums advanced by us; $25 million related to our Placerita subsidiary, a gas-fired combined cycle generation plant located in the United States, due to damage sustained to one of the plant's gas turbines; and $10 million related to the curtailment of operations at Coal Creek Minerals, LLC, a coal mining company owned by our subsidiary Cavanal Minerals. Our results of operations were also significantly affected by increased fuel costs across all four of our regions; a tariff reduction at Eletropaulo, one of our Latin America Utilities businesses; the sale of EDC; increased interest expense; and higher overhead costs as a result of our financial restatements and continued remediation of the material weaknesses in our internal control of financial reporting.

        Despite these challenges, we still had strong operating performance as demonstrated by the following financial achievements:

  •
  highest annual revenue in Company history of $13.6 billion and gross margin of $3.4 billion, or 25% of revenue;

  •
  income from continuing operations of $495 million, or $0.73 per diluted share; and

  •
  highest annual cash flow from operations in company history of $2.4 billion, despite a net loss of $95 million in the current year and the loss of cash flow from the operations of EDC subsequent to its sale in May 2007.

        We were also able to improved the parent company's capital structure by refinancing existing secured debt with unsecured debt at more favorable rates and with longer average maturities, which resulted in a decrease of secured debt as a percentage of total parent company debt from approximately 42% to 17%.

        Growth Strategy and Portfolio Management.    During 2007, we continued to execute our growth strategy. In February 2007, we acquired TEG/TEP, two 230 MW petroleum coke-fired power plants in Mexico, for $611 million, including cash and the assumption of debt. We added 427 MW of capacity to our wind operation portfolio, including the start-up of commercial operations at Buffalo Gap and the acquisition of Midwest Wind. Additionally, we commenced construction of a 170 MW expansion to Buffalo Gap III, one of our existing wind farms, which is expected to commence commercial operation in 2008. In early 2008, we also announced the Company's acquisition of a coal-fired generation facility in the Philippines for $930 million.

        The Company's growth project backlog (growth projects under construction) as of December 31, 2007 totaled over 2,240 GMW of new generation capacity with a total expected investment of approximately $4 billion through 2011. This includes fossil-fueled projects in Chile, Bulgaria and Jordan, hydroelectric projects in Panama and Turkey and a wind project in the United States. We also secured early-stage memorandums of understanding to develop power projects in countries such as Vietnam, Indonesia and India. Our business strategy is focused on global growth in our core Generation and Utilities businesses along with growth in related markets such as Alternative Energy, electricity transmission and water desalination. The Company sees growth investments as the most significant contributor to long-term shareholder value creation.

        The Company expects to fund growth investments from available cash, net cash from operating activities and/or the proceeds from debt (both recourse and non-recourse) and equity financing, asset sales and partner equity contributions. Certain of the Alternative Energy businesses may be considered start-up businesses that will need to be funded internally through cash equity contributions, and may have limited non-recourse debt financing opportunities initially. We see sufficient attractive investment opportunities that may exceed available cash and net cash from operating activities in future periods.

        The Company's growth strategies are complemented by an increased emphasis on portfolio management through which AES has and will continue to sell or monetize a portion of certain businesses or assets when market values appear significantly higher than the Company's assessment of its value as part of the AES portfolio. Portfolio management was an important area of focus in 2007 and will be a continuing area of focus in 2008 and beyond. In October 2007, we sold 10% of our interest in Gener, our subsidiary in Chile, for $306 million, which increased the liquidity of those shares and we believe reduced the discount the local Chilean stock market had been placing on Gener shares due to their prior illiquidity. In early 2008, we announced the sale of Ekibastuz and Maikuben, two of our Generation businesses in Kazakhstan, for an upfront price of $1.1 billion and management fees and earn out provisions that could generate additional consideration of up to approximately $380 million.

Outlook for the Future

        Management's strategy is to continue building on our traditional lines of business while expanding into other essential energy-related areas, such as Alternative Energy. As part of that mission, AES strives to improve both short and long-term profitability while positioning the Company to continue our success in the future.

        As we look to 2008 and beyond, we will work toward the following goals:

  •
  continuing to expand our global footprint by leveraging our existing relationships around the world and entering new markets while continuing to grow our operations in our existing markets through capital investment;

  •
  managing our debt maturity profile and strengthening our capital structure;

  •
  growing our Alternative Energy businesses and working towards being a leader in the area of renewable energy generation and carbon offsets and become a world class operator; and

  •
  maintaining our focus on safety.

The Company also believes that high oil prices, increasing regulation of greenhouse gases, faster than expected global economic growth and a weak U.S. Dollar present opportunities for value creation, based on the Company's current business portfolio strategies. Slower global economic growth, which will impact demand growth for utilities and some generation businesses, is one of the most significant potential obstacles affecting value creation. Other important scenarios that could impair future value include higher oil prices and a strong U.S. Dollar.

2007 Performance Highlights

	Year Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
	($'s in millions, except per share amounts)
Revenue	$13,588	$11,576	$10,247
Gross Margin	$3,409	$3,434	$2,870
Gross Margin as a % of Revenue	25.1%	29.7%	28.0%
Diluted Earnings Per Share from Continuing Operations	$0.73	$0.27	$0.56
Net Cash Provided by Operating Activities	$2,357	$2,351	$2,220

        The following is a summary discussion of the consolidated revenue, gross margin, earnings per share, and net cash from operating activities.

  Revenue

        We achieved record revenues of $13.6 billion, an increase of 17% from $11.6 billion the previous year. The increase in revenues was primarily driven by higher prices across our Generation businesses of approximately $688 million; contributions from new acquisitions such as TEG/TEP and Itabo of approximately $286 million; and favorable currency translation of approximately $636 million primarily at our Utilities businesses in Latin America.

  Gross margin

        Gross margin remained relatively flat at $3.4 billion, as improved operations in North America, favorable foreign currency translation in Brazil and contributions from recent acquisitions were offset by tariff reductions at Eletropaulo and ongoing gas supply curtailments and drier than normal hydrology at our businesses in Argentina and Chile.

  Earnings per share

        Diluted earnings per share from continuing operations increased $0.46 per share to $0.73 per share compared to $0.27 per share in 2006. This increase was primarily driven by higher revenues as a result of pass through fuel costs and the 2006 impact of our Brasiliana restructuring of approximately $0.76 per share; impairment charges related to Uruguaiana and AgCert of approximately ($0.34) per share; and the impact of the Mexican Tax Law Change of approximately ($0.07) per share. The remaining growth in earnings per share was attributable to the overall growth of the business.

  Net cash from operating activities

        Net cash provided by operating activities remained relatively flat at $2.4 billion. Excluding any contribution from EDC, net cash from operating activities would have increased by approximately $119 million, an increase of 6% from $2.1 billion in 2006 to $2.2 billion in 2007.

Consolidated Results of Operations

	Year Ended December 31,
Results of operations	2007	2006 (Restated)	2005 (Restated)	$ change 2007 vs. 2006	$ change 2006 vs. 2005
	(in millions, except per share amounts)
Revenue:
Latin America Generation	$3,510	$2,615	$2,145	$895	$470
Latin America Utilities	5,172	4,552	4,127	620	425
North America Generation	2,168	1,928	1,745	240	183
North America Utilities	1,052	1,032	951	20	81
Europe & Africa Generation	975	852	735	123	117
Europe & Africa Utilities	660	570	506	90	64
Asia Generation	889	785	600	104	185
Corporate and Other(1)	(838)	(758)	(562)	(80)	(196)

Total Revenue	$13,588	$11,576	$10,247	$2,012	$1,329

Gross Margin:
Latin America Generation	$955	$1,052	$857	$(97)	$195
Latin America Utilities	865	888	584	(23)	304
North America Generation	702	610	556	92	54
North America Utilities	313	277	301	36	(24)
Europe & Africa Generation	275	247	185	28	62
Europe & Africa Utilities	63	103	109	(40)	(6)
Asia Generation	193	201	243	(8)	(42)
Total Corporate and Other(2)	(336)	(245)	(186)	(91)	(59)
Interest expense	(1,788)	(1,769)	(1,828)	(19)	59
Interest income	500	434	381	66	53
Other expense	(255)	(452)	(109)	197	(343)
Other income	358	116	157	242	(41)
Gain on sale of investments	134	98	—	36	98
Loss on sale of subsidiary stock	—	(535)	—	535	(535)
Impairment expense	(408)	(17)	(16)	(391)	(1)
Foreign currency transaction gains (losses) on net monetary position	24	(80)	(143)	104	63
Equity in earnings of affiliates	76	73	66	3	7
Other non-operating expense	(57)	—	—	(57)	—
Income tax expense	(685)	(362)	(473)	(323)	111
Minority interest expense	(434)	(463)	(319)	29	(144)

Income from continuing operations	495	176	365	319	(189)
Income from operations of discontinued businesses	71	107	188	(36)	(81)
Loss from disposal of discontinued businesses	(661)	(57)	—	(604)	(57)
Extraordinary items	—	21	—	(21)	21
Cumulative effect of accounting change	—	—	(4)	—	4

Net (loss) income	$(95)	$247	$549	$(342)	$(302)

Per share data:
Basic income per share from continuing operations	$0.74	$0.27	$0.56	$0.47	$(0.29)
Diluted income per share from continuing operations	$0.73	$0.27	$0.56	$0.46	$(0.29)

(1)
Corporate and Other includes revenues from Alternative Energy and inter-segment eliminations of revenues related to transfers of electricity from Tietê (generation) to Eletropaulo (utility).

(2)
Total Corporate and Other expenses include corporate general and administrative expenses as well as certain inter-segment eliminations, primarily corporate charges for management fees and self insurance premiums.

Segment Analysis

Latin America

        The following table summarizes revenue for our Generation and Utilities segments in Latin America for the periods indicated (in millions):

Latin America	For the Years Ended December 31,
	2007		2006		2005
			(Restated)		(Restated)
Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Latin America Generation	$3,510	26%	$2,615	23%	$2,145	21%
Latin America Utilities	5,172	38%	4,552	39%	4,127	40%

Fiscal Year 2007 versus 2006 Revenue

        Generation revenue increased $895 million, or 34%, from the previous year primarily due to higher rates and volume at Gener (in Chile) and Alicura (in Argentina) of approximately $443 million and $95 million, respectively; and increased volume and intercompany sales from Tietê (in Brazil) to Eletropaulo, our Brazilian utility, of approximately $130 million. Our increase in ownership of the controlling shares of Itabo contributed approximately $87 million in revenue. The impact of favorable foreign currency translation was approximately $38 million.

        Utilities revenue increased $620 million, or 14%, from the previous year. This increase was primarily the result of favorable foreign currency translation of $493 million, and increased rates and volume in Brazil at our Sul facility and at our plants in El Salvador of $58 million and $41 million, respectively, offset by net decreases in tariff of $24 million at Eletropaulo (in Brazil).

Fiscal Year 2006 versus 2005 Revenue

        Generation revenue increased $470 million, or 22%, from the previous year primarily due to higher rates and volume at our Chile and Argentina businesses of $86 million and $99 million, respectively; higher sales offset by intercompany sales from Tietê in Brazil to Eletropaulo of approximately $137 million; and our increase in ownership of the controlling shares of Itabo in the Dominican Republic contributed approximately $115 million in revenue.

        Utilities revenue increased $425 million, or 10%, from the previous year. This increase was driven by favorable foreign currency translation of $413 million; a net increase of $19 million in rates and volume at Eletropaulo and increased tariff rates at CAESS and Clesa in El Salvador of $62 million, offset by lower intercompany sales at Infoenergy of $40 million.

        The following table summarizes gross margin for the Generation and Utilities segments in Latin America for the periods indicated (in millions):

Latin America	For the Years Ended December 31,
	2007		2006		2005
			(Restated)		(Restated)
Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Latin America Generation	$955	28%	$1,052	31%	$857	30%
Latin America Utilities	865	25%	888	26%	584	20%

Fiscal Year 2007 versus 2006 Gross Margin

        Generation gross margin decreased $97 million, or 9%, from the previous year primarily due to increased cost from gas supply curtailments, drier than normal hydrology and higher spot prices for electricity in the Company's businesses in Argentina, Chile and Southern Brazil of approximately $173 million and one time transmission charges at Tietê of $39 million, offset in part, by higher sales at Itabo in the Dominican Republic of $23 million and intercompany sales in Tietê of $103 million.

        Utilities gross margin decreased $23 million, or 3%, from the previous year primarily due to reduced tariff rates at Eletropaulo of $355 million offset by lower costs, favorable foreign currency translation of $148 million and higher volume of $74 million. Additionally, Sul (in Brazil) had increased rates and volume of $27 million and favorable foreign currency translation of $19 million.

Fiscal Year 2006 versus 2005 Gross Margin

        Generation gross margin increased $195 million, or 23%, from the previous year due to net increases in intercompany and volume sales from Tietê to Eletropaulo in Brazil of $137 million, an increase in spot market and contract energy prices at Gener in Chile of $88 million and $13 million from the acquisition of a controlling interest in Itabo in the Dominican Republic, these were partially offset by unfavorable foreign currency impacts of $30 million.

        Utilities gross margin increased $304 million, or 52%, from the previous year due to $192 million of additional gross bad debts reserves recognized in the second quarter of 2005 related to the collectibility of certain municipal receivables at Eletropaulo and Sul in Brazil, and favorable foreign currency impacts of $170 million. These increases were partially offset by higher legal reserves at Eletropaulo of $56 million.

North America

        The following table summarizes revenue for our Generation and Utilities segments in North America for the periods indicated (in millions):

North America	For the Years Ended December 31,
	2007		2006		2005
			(Restated)		(Restated)
Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
North America Generation	$2,168	16%	$1,928	17%	$1,745	17%
North America Utilities	1,052	8%	1,032	9%	951	9%

Fiscal Year 2007 versus 2006 Revenue

        Generation revenue increased $240 million, or 12%, from the previous year primarily due to approximately $200 million in new business as a result of our acquisition of TEG/TEP in Mexico and approximately $96 million in higher rate and volume sales at the Company's New York facilities; offset by mark-to-market adjustments for embedded derivatives of $51 million at Deepwater in Texas and lower emission sales of $39 million.

        Utilities revenue increased $20 million, or 2%, from the previous year primarily due to increased volume, offset by a slight decrease in tariff rates at IPL.

Fiscal Year 2006 versus 2005 Revenue

        Generation revenue increased $183 million, or 11%, due to the change in the mark-to-market adjustment related to Deepwater of approximately $96 million and an increase in revenues of $76 million at the New York facilities due to an increase in rates.

        Utilities revenue increased $81 million, or 9%, from the previous year primarily attributable to higher pricing at IPL due to the pass through of higher fuel costs.

        The following table summarizes gross margin for the Generation and Utilities segments in North America for the periods indicated (in millions):

North America	For the Years Ended December 31,
	2007		2006		2005
			(Restated)		(Restated)
Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
North America Generation	$702	21%	$610	18%	$556	19%
North America Utilities	313	9%	277	8%	301	10%

Fiscal Year 2007 versus 2006 Gross Margin

        Generation gross margin increased $92 million, or 15%, from the previous year primarily due to approximately $62 million related to our acquisition of TEG/TEP in Mexico and $90 million related to higher rates and volumes and lower cost at the Company's New York facilities offset by lower sales of excess emissions allowances of approximately $39 million.

        Utilities gross margin increased $36 million, or 13%, primarily due to increased volume sales and deferred fuel cost recoveries at IPL.

Fiscal Year 2006 versus 2005 Gross Margin

        Generation gross margin increased $54 million, or 10%, from the previous year primarily due to the impact of the marked-to-market adjustment related to Deepwater of approximately $96 million, offset by a decrease of approximately $38 million related to outages at Warrior Run, Hawaii and Ironwood as well as a scheduled reduction in pricing of the power purchase agreements for our Hawaii plant of $13 million.

        Utilities gross margin decreased $24 million, or 8%, from the previous year primarily due to higher maintenance costs at IPL of $23 million as part of a scheduled outage on one of its large base load coal fired units that coincided with a project to enhance environmental emission technology to significantly reduce emissions as well as increased emissions allowances.

Europe & Africa

        The following table summarizes revenue for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

Europe & Africa	For the Years Ended December 31,
	2007		2006		2005
			(Restated)		(Restated)
Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Europe & Africa Generation	$975	7%	$852	7%	$735	7%
Europe & Africa Utilities	660	5%	570	5%	506	5%

Fiscal Year 2007 versus 2006 Revenue

        Generation revenue increased $123 million, or 14%, from the previous year primarily due to favorable foreign currency translation of $77 million and increased rate and volume sales of approximately $60 million at our businesses in Kazakhstan.

        Utilities revenue increased $90 million, or 16%, from the previous year primarily due to increased tariff rates and volume of approximately $57 million in the Ukraine and approximately $28 million in favorable foreign currency translation.

Fiscal Year 2006 versus 2005 Revenue

        Generation revenue increased $117 million, or 16%, primarily due to increased volume sales and contract energy prices at Tisza II in Hungary of $73 million offset by decreased volume at Ekibastuz in Kazakhstan of $30 million, increased sales from our centralized trading office in Altai, Kazakhstan of $58 million, and CO2 emission allowance sales in Hungary of $16 million and Bohemia in the Czech Republic of $12 million.

        Utilities revenue increased $64 million, or 13%, primarily due to increased demand and tariff rates at SONEL in Cameroon of $17 million and $46 million at our businesses in the Ukraine.

        The following table summarizes gross margin for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

Europe & Africa	For the Years Ended December 31,
	2007		2006		2005
			(Restated)		(Restated)
Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Europe & Africa Generation	$275	8%	$247	7%	$185	6%
Europe & Africa Utilities	63	2%	103	3%	109	4%

Fiscal Year 2007 versus 2006 Gross Margin

        Generation gross margin increased $28 million, or 11%, from the previous year primarily due to rate and volume increases at our businesses in Kazakhstan and Kilroot of $44 million and $13 million, respectively. These increases were offset by lower emission sales in Hungary and Bohemia in the Czech Republic of approximately $28 million.

        Utilities gross margin decreased $40 million, or 39%, from the previous year primarily due to higher non-fuel operating and maintenance costs as well as higher fuel usage at SONEL in Cameroon.

Fiscal Year 2006 versus 2005 Gross Margin

        Generation gross margin increased $62 million, or 34%, from the previous year, primarily due to higher pricing on improved volumes at Ekibastuz and at our centralized trading office in Altai both in Kazakhstan, margin on CO2 emission allowance sales in Hungary of $16 million and by Bohemia in the Czech Republic of $11 million.

        Utilities gross margin was flat compared to the prior year primarily due to higher expenses at SONEL in Cameroon, offset by improved volume sales and tariff rates for SONEL and our businesses in the Ukraine.

Asia

        The following table summarizes revenue for the Generation segment in Asia for the periods indicated (in millions):

Asia	For the Years Ended December 31,
	2007		2006		2005
			(Restated)		(Restated)
Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Asia Generation	$889	7%	$785	7%	$600	6%

Fiscal Year 2007 versus 2006 Revenue

        Revenues increased $104 million, or 13%, from the previous year primarily attributable to higher dispatch in Pakistan of $83 million and higher volume and rates at Kelanitissa in Sri Lanka of approximately $30 million offset by volume decreases of approximately $8 million at Chigen in China.

Fiscal Year 2006 versus 2005 Revenue

        Revenues increased $185 million, or 31%, from the previous year primarily due to increased sales of approximately $141 million at the two Pakistan power generation plants, Lal Pir and Pak Gen, as well as $31 million of improvements at Kelanitissa primarily due to favorable sales which was comprised of $16 million from volume increases and $15 million from increased rates.

        The following table summarizes gross margin for the Generation segment in Asia for the periods indicated (in millions):

Asia	For the Years Ended December 31,
	2007		2006		2005
			(Restated)		(Restated)
Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Asia Generation	$193	6%	$201	6%	$243	8%

Fiscal Year 2007 versus 2006 Gross Margin

        Gross margin was generally flat decreasing by $8 million, or 4%, to $193 million in 2007 from $201 million in 2006 primarily attributable to decreased volume at Chigen in China.

Fiscal Year 2006 versus 2005 Gross Margin

        Gross margin decreased $42 million, or 17%, from the previous year primarily due to increases in variable operating and maintenance costs of $16 million, higher rural grid fund taxes of $6 million and approximately $13 million in lease adjustments at Lal Pir and Pak Gen.

Corporate and Other Expense

        Corporate and other expenses include general and administrative expenses related to corporate staff functions and/or initiatives, executive management, finance, legal, human resources, information systems and certain development costs which are not allocable to our business segments. In addition, this line item includes net operating results from other businesses which are immaterial for the purposes of separate segment disclosure and, the effects of eliminating transactions, such as management fee arrangements and self-insurance charges, between the operating segments and corporate. For the years ended December 31, 2007, 2006 and 2005, Corporate and other expense was approximately 2-3% of total revenues.

        Corporate and other expense increased $78 million, or 26%, to $379 million in 2007 from $301 million in 2006. The increase is primarily due to higher spending in professional fees of approximately $24 million primarily to complete the restatement and remediation efforts, higher spending due to headcount increases primarily related to the strengthening of our finance organization of approximately $15 million and higher spending on our SAP implementation projects.

        Corporate and other expense increased $80 million, or 36%, to $301 million in 2006 from $221 million in 2005. The increase is primarily due to higher spending of approximately $51 million in corporate development spending primarily in support of Alternative Energy, higher spending on corporate headcount due to the development of Regional Presidents and related to the strengthening of our finance organization, and higher spending on our SAP implementation projects.

Interest expense

        Interest expense increased $19 million, or 1%, to $1,788 million in 2007 from $1,769 million in 2006. Interest expense increased primarily due to unfavorable impacts from foreign currency translation in Brazil and interest expense associated with derivatives. These increases were offset by the benefits of debt retirement activity at several of our Latin American subsidiaries and lower interest rates at one of our subsidiaries in Brazil.

        Interest expense decreased $59 million, or 3%, to $1,769 million in 2006 from $1,828 million in 2005. Interest expense decreased primarily due to the benefits of debt retirements principally in the U.S., Brazil and the Dominican Republic, lower interest rates at certain of our businesses, and decreased amortization of deferred financing costs, offset by negative impacts from foreign currency translation in Brazil.

Interest income

        Interest income increased $66 million, or 15%, to $500 million in 2007 from $434 million in 2006. Interest income increased primarily due to favorable foreign currency translation on the Brazilian Real and higher cash and short-term investment balances at certain of our subsidiaries, offset by decreases at two of our Brazilian subsidiaries due to lower interest rates.

        Interest income increased $53 million, or 14%, to $434 million in 2006 from $381 million in 2005. Interest income increased primarily due to favorable foreign currency translation on the Brazilian Real, higher cash and short-term investment balances at certain of our subsidiaries, and an increase in interest income at one of our subsidiaries in the Dominican Republic related to the settlement of certain net receivables with the government.

Other income

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Contract settlement gain	$135	$—	$—
Gross receipts tax recovery	93	—	—
Legal/dispute settlement	26	1	10
Gain on sale of assets	24	18	7
Gain on extinguishment of liabilities	22	45	82
Other	58	52	58

Total other income	$358	$116	$157

        Other income increased $242 million to $358 million in 2007 from $116 million in 2006. Other income increased primarily due to a $135 million contract settlement gain at one of our subsidiaries in New York, a $93 million gross receipts tax recovery at two of our Latin American subsidiaries, and $25 million related to favorable legal settlements at one of our subsidiaries in Brazil and one of our North American subsidiaries. These increases were offset by lower gains on extinguishment of debt, which were driven in 2006 by debt retirement activities at several of our Latin American businesses.

        Other income decreased $41 million to $116 million in 2006 from $157 million in 2005. Other income decreased primarily due to activity at our Brazilian subsidiaries, including the expiration of a tax liability of $70 million and a gain related to the determination of the collectibility of the Sao Paulo municipality agreement in 2005.

Other expense

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Loss on extinguishment of liabilities	$106	$181	$3
Regulatory special obligations	—	139	—
Loss on sale and disposal of assets	79	23	43
Legal/dispute settlement	36	31	30
Write-down of disallowed regulatory assets	16	36	—
Marked-to-market loss (gain) on commodity derivatives	1	(2)	3
Other	17	44	30

Total other expense	$255	$452	$109

        Other expense decreased $197 million to $255 million in 2007 from $452 million in 2006. Other expense decreased primarily due to higher losses in 2006 associated with debt retirement activities at several of our Latin American businesses, special obligation charges and the write-down of disallowed regulatory assets at one of our subsidiaries in Brazil in 2006. In 2007, there was a loss of $90 million on the retirement of Senior Notes at the Parent Company, as well as higher losses on sales and disposals of assets at two of our Brazilian subsidiaries.

        Other expense increased $343 million to $452 million in 2006 from $109 million in 2005. Other expense increased primarily due to losses associated with the early extinguishment of debt at several of our Latin American businesses and a loss on the retirement of the parent's senior subordinated debentures, as well as special obligation charges and write-down of disallowed regulatory assets at one of our subsidiaries in Brazil in 2006.

Impairment Expense

        As discussed in Note 17—Impairment Expense to the Consolidated Financial Statements included in Item 8 of the Form 10-K, impairment expense for the year 2007 was $408 million and consisted primarily of the following:

        In the fourth quarter of 2007, the Company recognized a pre-tax impairment charge of approximately $14 million related to a $52 million prepayment advanced to AgCert for a specified amount of future Certified Emission Reduction ("CER"). AgCert, a United Kingdom based corporation that produces emission reduction credits, notified AES that it was not able to meet its contractual obligations to deliver CERs, which triggered an analysis of the asset's recoverability and resulted in the asset impairment charge. Also during the fourth quarter of 2007, there was a pre-tax impairment charge of approximately $352 million at Uruguaiana, a thermoelectric plant located in Brazil. The impairment was the result of an analysis of Uruguaiana's long-lived assets, which was triggered by the combination of gas curtailments and increases in the spot market price of energy. In August 2007, there was a pre-tax impairment charge of approximately $25 million at our Placerita subsidiary, a gas-fired combined cycle generation plant located in the United States. The fixed asset impairment was caused by damage sustained to one of the plant's gas turbines. Also during the third quarter of 2007, a pre-tax fixed asset impairment charge of approximately $10 million was recognized related to the curtailment of operations at Coal Creek Minerals, LLC, a coal mining company owned by our subsidiary Cavanal Minerals located in the United States.

        Impairment expense for the year 2006 was $17 million and consisted primarily of the following:

        During the fourth quarter of 2006, there was a pre-tax impairment charge of $6 million related to AES China Generating Co. Ltd. ("Chigen") equity investment in Wuhu, a coal-fired plant located in China. The equity impairment in Wuhu was required as a result of a goodwill impairment analysis at Chigen. During the third quarter of 2006, there was an impairment charge of $5 million related to a decrease in the market value of five held for sale gas turbines at our subsidiary Itabo located in the Dominican Republic.

        Impairment expense for the year 2005 was $16 million and consisted primarily of the following:

        During the third quarter of 2005, there was a pre-tax impairment charge of $6 million related to Totem Gas Storage, LLC ("Totem"). The investment asset impairment was due to AES's notification from the sole managing member's intention to dissolve, liquidate, and terminate Totem. This charge, combined with a $1.5 million impairment recognized in the fourth quarter of 2004, represented a complete write-down of AES's investment in Totem. During the first quarter of 2005, there was a pre-tax impairment charge of $5 million related to AES Southland ("Southland"). The fixed asset impairment was booked when, in the course of evaluating the impairment of long-lived assets in accordance with SFAS No. 144, it was determined that the net book value of the peaker units were not fully realizable. During the fourth quarter of 2005, there was an additional pre-tax impairment charge of $2.5 million which represented the remaining carrying value of these units.

Gain on sale of investments

        Gain on sale of investments increased $36 million, or 37%, to $134 million in 2007 from $98 million in 2006. Gain on sale of investments for the year ended 2007 consisted primarily of the following:

  •
  In May 2007, we sold a 0.91% ownership in Gener for a net gain of $10 million.

  •
  In October 2007, we sold an additional 10.18% ownership in Gener for a net gain of $124 million.

        Gain on sale of investments for the year ended 2006 consisted primarily of the following:

  •
  In March 2006, we sold our equity investment in a power project in Canada (Kingston) for a net gain of $87 million.

  •
  In September 2006, we transferred Infoenergy, a wholly owned AES subsidiary, to Brasiliana for a net gain of $10 million. Brasiliana is 53.85% owned by BNDES, but controlled by AES. This transaction was part of the Company's agreement with BNDES to terminate the Sul Option.

        There was no gain on sale of investments for the year ended 2005.

Loss on sale of subsidiary stock

        There was no loss of sale of subsidiary stock for the year ended 2007. As discussed in Note 14—Stockholders' Equity to the Consolidated Financial Statements, in September 2006, Brasiliana's wholly owned subsidiary, Transgás sold a 33% economic ownership in Eletropaulo, a regulated electric utility in Brazil. Despite the reduction in economic ownership, there was no change in Brasiliana's voting interest in Eletropaulo and Brasiliana continues to control Eletropaulo. Brasiliana received $522 million in net proceeds on the sale. On October 5, 2006 Transgás, sold an additional 5% economic ownership in Eletropaulo for $78 million in net proceeds. For the year ended December 31, 2006, AES recognized a pre-tax loss of $535 million primarily as a result of the recognition of previously deferred currency translation losses.

        There was no loss on sale of subsidiary stock for the year ended 2005.

Foreign currency transaction gains (losses) on net monetary position

        The following table summarizes the gains (losses) on the Company's net monetary position from foreign currency transaction activities:

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
AES Corporation	$31	$(17)	$10
Argentina	(8)	(3)	(5)
Brazil	5	(49)	(93)
Dominican Republic	—	—	2
Pakistan	(4)	(18)	(22)
Chile	(4)	—	(21)
Kazakhstan	10	1	(4)
Columbia	(7)	(1)	(5)
Cameroon	1	2	(4)
Other	—	5	(1)

Total(1)	$24	$(80)	$(143)

    (1)
    Includes $22 million, $51 million and $117 million of losses on foreign currency derivative contracts for December 31, 2007, 2006 and 2005, respectively.

        The Company recognized $24 million foreign currency transaction gains for the year ended December 31, 2007 compared to losses of $80 million for the year ended December 31, 2006. The $104 million increase was primarily due to fluctuations in Brazil, AES Corporation, Pakistan, Kazakhstan, Argentina and Colombia.

        The decrease in foreign currency transaction losses in Brazil of $54 million is due to a decrease in foreign currency transaction losses of $45 million in Eletropaulo primarily as a result of swap contracts that were fully paid and executed in 2006 as Eletropaulo converted U.S. Dollar debt to Brazilian Real debt. Eletropaulo also experienced higher foreign currency transaction gains of $63 million associated with energy purchases denominated in U.S. Dollar as the Brazilian Real appreciated 21% for the year ended December 31, 2007. Sul extinguished U.S. Dollar denominated debt in the second quarter of 2006, resulting in less foreign currency transaction gains in 2007 of $44 million. The change in the functional currency of Brasiliana Energia, S.A. to Brazilian Real in the fourth quarter of 2006 resulted in less foreign currency transaction losses of $13 million in 2007 as no foreign currency transaction gains or losses were recorded in 2007. Additionally, foreign currency transaction losses decreased by

$36 million related to a forward exchange contract at Tietê during the third quarter of 2006 that was fully paid and executed by the end of 2006.

        The $31 million foreign currency gain at AES Corporation for the year ended December 31, 2007 compared to the $17 million loss for the year ended December 31, 2006 is primarily the result of favorable exchange rates for debt denominated in British Pounds and Euros.

        The reduction of $14 million in foreign currency transaction loss at Pakistan for the year ended December 31, 2007 is primarily due to a repayment of a substantial amount of foreign currency denominated debt and the depreciation of the Pakistani Rupee.

        The favorable change in foreign currency transaction gains in Kazakhstan of $9 million for the year ended December 31, 2007, is primarily due to $12 million foreign currency transaction gains recorded on debt denominated in currencies other than the Kazakh Tenge functional currency and $3 million foreign currency transaction losses related to energy sales denominated and fixed in the U.S. Dollar.

        The increase in foreign currency transaction losses in Argentina of $5 million is primarily due to the devaluation of the Argentine Peso by 3% for the year ended December 31, 2007 compared to 2006, resulting in foreign currency transaction losses of $11 million in Alicura associated with its U.S. Dollar denominated debt.

        The increase in foreign currency transaction losses in Colombia of $6 million is primarily due to the appreciation of the Colombian Peso by 11% for the year ended December 31, 2007 compared to 2006 at Chivor (a U.S. Dollar functional currency subsidiary).

        The Company recognized foreign currency transaction losses of $80 million in 2006 compared to losses from foreign currency transactions of $143 million in 2005. The $63 million decrease in losses for 2006 as compared to 2005 was primarily related to lower foreign currency transaction losses in Brazil and Chile offset by increased foreign currency transaction losses at the Parent Company. Foreign currency movements typically result from changes in U.S. Dollar exchange rates at subsidiaries whose functional currency is not the U.S. Dollar, as well as gains or losses on monetary assets and liabilities denominated in a currency other than the functional currency of the entity and gains or losses on foreign currency derivatives.

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

Equity in earnings of affiliates

        Equity in earnings of affiliates increased $3 million, or 4%, to $76 million in 2007 from $73 million in 2006. The increase in 2007 is primarily due to Cartagena being operational for the full year and the absence of liquidated damages incurred in 2006 for construction delays. The increase was partially offset by decreased earnings in 2007 at AES Barry due to proceeds received in 2006 from the settlement of a legal claim that did not recur in 2007.

        Equity in earnings of affiliates increased $7 million, or 11%, to $73 million in 2006 from $66 million in 2005. The increase was primarily due to the settlement of a legal claim in 2006 related to AES Barry, an equity method investment of AES during the first quarter of 2006, and higher earnings at several affiliates in Latin America. The increase was offset by the impact of increased losses at

Cartagena, an equity method investment in Spain, in 2006 primarily due to $35 million in liquidated damages incurred in 2006 related to construction delays that were paid to the offtaker.

Other non-operating expense

        Other non-operating expense was $57 million in 2007 and was due to the other than temporary impairment of the Company's investment in AgCert. The Company acquired a 9.9% investment in AgCert, a U.K. based corporation that produces emission reduction credits, in May 2006 and, as required by GAAP, treated these securities as "available for sale". The market value of these securities, based on traded market prices on the London Stock Exchange, materially declined during 2007. Based on accounting guidance outlined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS No. 115"), management concluded that the decline was "other than temporary" and recognized an impairment charge of $52 million in the year ended December 31, 2007. Additionally, a charge of $5 million was recognized for the decrease in value of the AgCert warrants. At December 31, 2007, the investment balance is zero.

Income taxes

        Income tax expense related to continuing operations increased $323 million to $685 million in 2007 from $362 million in 2006. The Company's effective tax rates were 42% for 2007 and 36% for 2006. The increase in the 2007 effective tax rate was due, in part, to an impairment at Uruguaiana for which no tax benefit was recorded, the impact of an appreciating Real in certain of our Brazilian subsidiaries, and the impact of income tax law changes in Mexico, partially offset by the nontaxable gain on the sales of shares of one of the Company's Chilean subsidiaries and a release of valuation allowance at one of our subsidiaries in Argentina.

        Income tax expense related to continuing operations decreased $111 million to $362 million in 2006 from $473 million in 2005. The Company's effective tax rates were 36% for 2006 and 41% for 2005. The reduction in the 2006 effective tax rate was due, in part, to the second quarter 2006 release of a $43 million valuation allowance at the Company's Brazilian subsidiary, Eletropaulo, related to its deferred tax assets on certain pension obligations, a decrease in U.S. taxes on distributions from certain non-U.S. subsidiaries due to recent changes in tax laws, and the sale of Kingston in the first quarter of 2006, the gain on which was not taxable. The reduction in the 2006 effective tax rate was offset in part by the Special Obligation liabilities recorded at Eletropaulo and Sul.

Minority interest

        Minority interest expense, net of tax, decreased $29 million to $434 million in 2007 from $463 million in 2006. The decrease is primarily due to the recognition of previously deferred currency translation losses associated with the sale of Eletropaulo shares during the third quarter 2006, resulting in a decrease of our economic ownership in Eletropaulo from 34% to 16%. See Note 14—Stockholders' Equity to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a further discussion of the sale of Eletropaulo shares and the Brasiliana restructuring. The decrease is also attributable to the minority interest impact of the impairment recognized at Uruguaiana, a Brazilian subsidiary, offset by increased earnings at Tietê, another Brazilian subsidiary.

        Minority interest expense, net of tax, increased $144 million to $463 million in 2006 from $319 million in 2005. The increase is primarily due to higher earnings from our Brazilian companies offset by a decrease in the third quarter of 2006 in our economic ownership in Eletropaulo from 34% to 16%.

Discontinued operations

        As discussed in Note 20—Discontinued Operations and Businesses Held for Sale to the Consolidated Financial Statements included in Item 8 of this Form 10-K, on February 22, 2007, the Company entered into a definitive agreement with PDVSA to sell all of its shares of EDC, a distribution business located in Venezuela and reported in the Latin America Utilities segment, for $739 million net of withholding taxes. In addition, the agreement provided for the payment of a $120 million dividend in 2007. In May 2007, the Company reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the Delano and Mendota facilities) for $51 million. These facilities, along with an associated management company (together, the "Central Valley Businesses") were included in the North America Generation segment. During 2006, we discontinued certain businesses including Eden, a Latin America Utilities business located in Argentina and AES Indian Queens Power Limited and AES Indian Queens Operations Limited, collectively "IQP", which is an Open Cycle Gas Turbine located in the U.K.

        In 2007, income from operations of discontinued businesses, net of tax, was $71 million related to the operations of EDC and Central Valley.

        In 2006, income from operations of discontinued businesses, net of tax, was $107 million related to the operations of EDC, Central Valley, Eden and IQP.

        In 2005, income from operations of discontinued businesses, net of tax, was $188 million. Income from operations of EDC, Central Valley, Eden and IQP totaled approximately $157 million for 2005. Additionally, a reversal of approximately $31 million was recognized in the third quarter of 2005 at Eden, related to the release of a valuation allowance previously recognized against its net deferred tax assets.

Extraordinary item

        As discussed in Note 6—Investments in and Advances to Affiliates to the Consolidated Financial Statements included in Item 8 of this Form 10-K, in May 2006, AES purchased an additional 25% interest in Itabo, a power generation business located in the Dominican Republic for approximately $23 million. Prior to May, the Company held a 25% interest in Itabo, through its Gener subsidiary, and had accounted for the investment using the equity method of accounting with a corresponding investment balance reflected in the "Investments in and advances to affiliates" line item on the consolidated balance sheets. As a result of the transaction, the Company consolidates Itabo and, therefore, the investment balance has been reclassified to the appropriate line items on the consolidated balance sheets with a corresponding minority interest liability for the remaining 50% interest not owned by AES. The Company realized an after-tax extraordinary gain of $21 million as a result of the transaction due to an excess of the fair value of the noncurrent assets over the purchase price.

Critical Accounting Estimates

        The Consolidated Financial Statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. AES's significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

        An accounting estimate is considered critical if:

  •
  the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made;

  •
  different estimates reasonably could have been used; or

  •
  the impact of the estimates and assumptions on financial condition or operating performance is material.

        Management believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Management has discussed these critical accounting policies with the audit committee, as appropriate. Listed below are certain significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Income Tax Reserves

        We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our worldwide income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other taxing authorities. The Company and certain of its subsidiaries are under examination by relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, ("FIN No. 48") effective January 1, 2007. The Interpretation prescribes a more-likely-than-not recognition threshold and establishes new measurement requirements for financial statement reporting of an entity's income tax positions. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the Company believes that the amount of the tax estimates are reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material.

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

        If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we supplement the cash flow approach discussed above with appraisals, as appropriate.

Regulatory Assets and Liabilities

        The Company accounts for certain of its regulated operations under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, ("SFAS No. 71"). As a result, AES recognizes assets and liabilities that result from the regulated ratemaking process that would not be recognized under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or included in future rate initiatives. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income.

Accounting for Derivative Instruments and Hedging Activities

        We enter into various derivative transactions in order to hedge our exposure to certain market risks. We primarily use derivative instruments to manage our interest rate, commodity, and foreign currency exposures. We do not enter into derivative transactions for trading purposes.

        Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, ("SFAS No. 133"), we recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value except where derivatives qualify and are designated as "normal purchase/ normal sale" transactions. Changes in fair value of derivatives are recognized in earnings unless specific hedge criteria are met. Income and expense related to derivative instruments are recognized in the same category as generated by the underlying asset or liability.

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

New Accounting Pronouncements

SFAS No. 157: Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

        The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company's mark-to-model value. The standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy with expanded disclosure for those measurements based on unobservable data.

        SFAS No. 157 will apply to our interim and annual financial statements for periods beginning after January 1, 2008. There is no cumulative impact of the adoption of SFAS No. 157 for AES. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP No. 157-1") and FSP No. 157-2, Effective Date of FASB Statement No. 157, ("FSP No. 157-2".) FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, ("SFAS No. 13") and most other accounting pronouncements that address fair value measurement of leases from the scope of SFAS No. 157. The FSP was issued because the FASB had not intended SFAS No. 157 to change lease accounting. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, or January 1, 2009 for AES.

SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115, ("SFAS No. 159"), which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. As allowed by the standard, the Company has elected not to adopt SFAS No.159 for the measurement of any eligible assets or liabilities.

SFAS No. 141(R): Business Combinations and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

        In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS No. 141(R)") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, ("SFAS No. 160"). SFAS No. 141(R) will significantly change how business acquisitions are accounted for at the acquisition date and in subsequent periods. The standard changes the accounting at the acquisition date to a fair value based approach rather than the cost allocation approach currently used. Other differences include changes in the accounting for acquisition related costs, contingencies and income taxes and other relevant items. SFAS No. 160 changes the accounting and reporting for minority interests, which will now be classified as a component of equity and will be referred to as noncontrolling interests. SFAS No. 141(R) and SFAS No. 160 will be effective for public and private companies for fiscal years beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for AES. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements in SFAS No. 160 for existing minority interests which will require retroactive adoption. Early adoption is prohibited. AES has not begun its analysis of the potential future impact of SFAS No. 141(R) and SFAS No. 160.

Capital Resources and Liquidity

Overview

        The AES Corporation is a holding company that conducts all of its operations through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries, affiliates and to us (as the "Parent Company"), and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At December 31, 2007, we had $5.6 billion of recourse debt and $12.4 billion of non-recourse debt outstanding. For more information on our long-term debt see Note 8—Long-Term Debt to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

        In addition to non-recourse debt, if available, we, as the Parent Company, provide a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project's non-recourse loans. The AES Corporation generally obtains the funds for these investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock, and other securities as well as proceeds from the sales of assets. Similarly, in certain of our businesses, the AES Corporation may provide financial guarantees or other credit support for the benefit of lenders or counterparties who have entered into contracts for the purchase or sale of electricity with our subsidiaries. In such circumstances, if a subsidiary defaults on its payment or supply obligation, the AES Corporation is responsible for the subsidiary's obligations up to the amount provided for in the relevant guarantee or other credit support.

        We expect to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or may not be available on economically attractive terms. If we decide not to provide any additional funding or credit support to the subsidiary that is under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, our investment may become impaired, or such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, our investment may become impaired, or we may lose our investment in such subsidiary. At December 31, 2007, we had provided outstanding financial and performance related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $807 million (excluding those collateralized by letters of credit and other obligations discussed below).

        As a result of the AES Corporation's below-investment-grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counterparties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties; this will reduce the amount of credit available to us to meet our other liquidity needs. At December 31, 2007, we had $512 million in letters of credit outstanding, which operate to guarantee performance relating to certain project construction and development activities and subsidiary operations. All of these letters of credit were provided under our revolving credit facility and senior unsecured credit facility. We pay letter of credit fees ranging from 1.63% to 3.94% per annum on the outstanding amounts. In addition, we had less than $1 million in surety bonds outstanding at December 31, 2007. Management believes that cash on hand, along with cash generated through operations, and our financing availability will be sufficient to fund normal operations, capital expenditures, and debt service requirements.

        Many of our subsidiaries depend on timely and continued access to capital markets to manage their liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty may adversely affect those subsidiaries' financial condition and results of operations. In addition, changes in the timing of tariff increases or delays in the regulatory determinations under the relevant concessions could affect the cash flows and results of operations in our regulated utility businesses.

Capital Expenditures

        The Company spent $2.5 billion, $1.5 billion and $0.8 billion on capital expenditures in 2007, 2006 and 2005, respectively. We anticipate capital expenditures during 2008 to be approximately $3.3 billion. Planned capital expenditures include new project construction costs, environmental pollution control construction and expenditures for existing assets to extend their useful lives. Capital expenditures for 2008 are expected to be financed using internally generated cash provided by operations, project level financing and possibly debt or equity financing at the AES parent company level.

        The Company continues to assess the possible need for capital expenditures associated with international, federal, regional and state regulation of GHG emissions from electric power generation facilities. Legislation and regulations regarding GHG emissions, if enacted, may place significant costs on GHG emissions from fossil fuel-fired electric power generation facilities, particularly coal-fired facilities, and in order to comply CO2 emitting facilities may purchase additional GHG emissions allowances or offsets under cap-and-trade programs or install new pollution-control equipment to capture and reduce the amount of GHG emitted from the facilities, in the event that reliable technology to do so is developed. The capital expenditures required to comply with any future GHG legislation and regulations could be significant and unless such costs can be passed on to customers, such regulations could impair the profitability of some of the electric power generation facilities operated by our subsidiaries or render certain of them uneconomical to operate, either of which could have a material adverse effect on our consolidated results of operations and financial condition.

        With respect to our operations outside the United States, certain of the businesses operated by the Company's subsidiaries are subject to compliance with EV ETS and the Kyoto Protocol in certain countries and other country-specific programs to regulate GHG emissions. To date, compliance with the Kyoto Protocol and EU ETS has not had a material adverse effect on the Company's consolidated results of operations, financial condition and cash flows because of, among other factors, the cost of GHG emission allowances and/or the ability of our businesses to pass the cost of purchasing such allowances on to counterparties.

        As discussed in Item 1 Business—Regulatory Matters—Environmental and Land Use Regulations, in the United States there presently are no federal laws or regulations regulating GHG emissions, although several legislative proposals are currently under consideration. In 2006, the Company's subsidiaries operated businesses which had total approximate CO2 emissions of 84 million metric tonnes (ownership adjusted and including approximately 6 million metric tonnes from EDC which the Company sold in 2007). Approximately 38 million metric tonnes of the 84 million metric tonnes were emitted in the United States (both figures ownership adjusted). Approximately 12 million metric tonnes were emitted in U.S. states participating in the Regional Green House Gas Initiative (RGGI). At this time, the federal legislative proposals under consideration applicable to electric power generation facilities incorporate market-based cap-and-trade programs which authorize facilities to comply through the acquisition of emissions allowances in lieu of capital expenditures. Certain of the states, either alone or as part of a regional initiative, in which our subsidiaries operate are in the process of developing programs to reduce GHG emissions, primarily CO2, from the electric power generation facilities through cap-and-trade programs, which would allow CO2 emitting facilities to comply by purchase additional GHG emissions allowances or offsets under cap-and-trade programs or by installing new pollution-control equipment to capture and reduce the amount of GHG emitted from the facilities, in the event that reliable technology to do so is developed. We believe that legislative or regulatory actions, if enacted, may require a material increase in capital expenditures at our subsidiaries.

        The actual impact on our subsidiaries' capital expenditures from any potential federal program to regulate and reduce GHG emissions, if enacted, and the state and regional programs in the process of development, will depend on a number of factors, including among others, the GHG reductions required under any such legislation or regulations, the price and availability of offsets, the extent to which our subsidiaries would be entitled to receive GHG emissions allowances without having to purchase them, the quantity of allowances which our subsidiaries would have to purchase, the price of allowances, our subsidiaries' ability to recover or pass through costs incurred to comply with any legislative or regulatory requirements that are ultimately imposed and the use of market-based compliance options such as cap-and-trade programs. Another factor is the success of our climate solutions business, which may generate credits that will help offset our GHG emissions. However, as set forth in the Risk Factor titled "Our Alternative Energy businesses face uncertain operational risks," there is no guarantee that the climate solutions business will be successful. And even if our climate solutions business is successful, the level of benefit is unclear with regard to the impact of legislation or litigation concerning GHG emissions.

Cash Flows

				Favorable/(Unfavorable)
Years Ended December 31,
	2007	2006	2005	07 vs. 06	06 vs. 05
(in millions)		(Restated)	(Restated)
Operating	$2,357	$2,351	$2,220	$6	$131
Investing	(1,970)	(907)	(653)	(1,063)	(254)
Financing	244	(1,317)	(1,339)	1,561	22

        At December 31, 2007, cash and cash equivalents increased by $700 million from December 31, 2006 to a total of $2.1 billion. The change in cash was due to $2.4 billion of cash provided by operating activities, $2.0 billion of cash used for investing activities, $244 million of cash provided by financing activities and the positive effect of exchange rates on cash of $69 million.

Operating Activities

        Net cash provided by operating activities increased by $6 million to $2,357 million during 2007 compared to $2,351 million during 2006. Excluding the decrease in net cash provided by operating activities from EDC, which was sold in May 2007, net cash provided by operating activities would have increased $119 million. This increase of $6 million was primarily due to:

  •
  $251 million increase in net earnings (adjusted for non cash items);

  •
  $61 million decrease in payments related to an energy price swap in 2006 at New York in the U.S. and derivatives in 2006 at Eletropaulo in Brazil;

  •
  $50 million decrease in pension payments;

  •
  $47 million increase as a result of settlements paid in the prior year; offset by

  •
  $150 million increase in cash used for working capital;

  •
  $142 million increase in cash taxes paid;

  •
  $43 million decrease as a result of settlements received in the prior year;

  •
  $44 million increase in interest paid; and

  •
  other changes in accrued liabilities.

        The $594 million increase in "adjustments to net income" was primarily due to the reversal of non-cash adjustments for:

  •
  $470 million loss in 2006 on the sale by Transgás of Eletropaulo shares;

  •
  $135 million settlement gain in 2007 for a lease buyout at New York;

  •
  $133 million increase in gain on sale of investments due to the 11.09% sale of ownership in Gener in Chile in 2007;

  •
  $55 million decrease in loss on extinguishment of debt compared to 2006 at several of our Latin American businesses, offset by an increase in 2007 at the Parent Company. These increases were offset by

  •
  $493 million of non-cash adjustments attributable to EDC, including asset impairment expense of $680 million;

  •
  $391 million increase in asset impairment expense primarily at Uruguaiana in Brazil;

  •
  $220 million increase in provision for deferred taxes; and

  •
  $9 million increase in depreciation and amortization expense.

        The following table includes details of changes in operating assets and liabilities on the face of the Consolidated Statement of Cash Flows:

	2007	2006	Change
		(Restated)
	(in millions)
(Increase) decrease in accounts receivable	$(306)	$94	$(400)
Increase in inventory	(26)	(3)	(23)
Decrease (increase) in prepaid expenses and other current assets	335	(69)	404
(Increase) decrease in other assets	(134)	149	(283)
Decrease in accounts payable and accrued liabilities	(398)	(385)	(13)
Increase in other liabilities	121	52	69

Total	$(408)	$(162)	$(246)

        Accounts receivable increased in the current year primarily due to the increase of receivables from distributors without contracts associated with the government's resolution Resolución Ministerial No. 88, ("RM 88") at Gener. This resolution requires the generation companies to sell electricity at spot price to small or medium size distribution companies that could not contract its required energy and allows these distributors to pay the regulated price at the following month of delivery and defer the payment of the difference between the spot price and the regulated price. Accounts receivable also increased as a result of increased sales due to higher pricing at Eastern Energy and IPL in the U.S. and increased volume at our Panama subsidiary.

        Inventory increased in the current year primarily due to a plant outage which resulted in a lack of consumption at Andres in the Dominican Republic. This increase was offset by a decrease in inventory at Eastern Energy due to higher production driven by higher pricing.

        Prepaid expenses and other current assets decreased in the current year due to a decrease in regulatory assets at Eletropaulo associated with an annual tariff readjustment, offset by an increase in value added taxes at Gener as a result of higher fuel oil consumption and an increase in income tax receivables.

        Other assets increased in the current year primarily due to the increase in recoverable taxes at Eletropaulo.

        Accounts payable and accrued liabilities decreased in the current year mainly due to a decrease in regulatory liabilities related to free energy reductions and a decrease in efficiency energy costs at Eletropaulo.

        Other liabilities increased in the current year mainly due to an increase in regulatory liabilities at Eletropaulo.

Investing Activities

        Net cash used for investing activities in 2007 totaled $1,970 million compared to $907 million during 2006, an increase of $1,063 million. This increase was primarily attributable to the following:

        Capital expenditures totaled $2,425 million during 2007, a $965 million increase over the $1,460 million balance for 2006. This was mainly due to increased spending of $254 million for the Maritza East 1 lignite-fired power plant in Bulgaria, $109 million for the Changuinola project in Panama, $89 million for the Ventanas coal plant and $44 million for the Santa Lidia project, both at Gener in Chile, $72 million for the flue gas desulphurization plant at Kilroot in Ireland, $54 million at Eletropaulo in Brazil primarily for grid expansion and maintenance projects, $48 million related to our facility in Jordan and $39 million at New York in the U.S. related to Somerset and Cayuga facilities. In addition, there was increased spending related to wind development projects of $233 million at our Alternative Energy Group businesses. These increases were offset by a decrease of $53 million due to the sale of EDC in Venezuela.

        Acquisitions, net of cash acquired totaled $315 million in 2007, a $296 million increase over the $19 million during 2006. This increase was mainly due to the purchase of two 230 MW petroleum coke-fired power plants at TEG/TEP in Mexico in the first quarter of 2007 for approximately $195 million, the purchase of a 51% interest in a joint venture with 26 MW existing capacity and a 390 MW development pipeline of hydroelectric projects in Turkey for approximately $76 million and the purchase of Storm Lake and Lake Benton at Mid-West Wind in the U.S. for approximately $60 million.

        Proceeds from the sales of businesses totaled $1,136 million in 2007 and $898 million in 2006. The proceeds in 2007 included $739 million for the sale of EDC, $331 million for the proceeds from the sale of approximately 11.09% of our shares in AES Gener, $51 million for the sale of Central Valley in the U.S. and $17 million for the sale of Eden in Argentina. In 2006 proceeds included $522 million from the sale by Transgás of Eletropaulo preferred shares and $80 million in a related sale by Brasiliana of its preferred shares in Eletropaulo, $123 million from the sale of approximately 7.6% of our shares in AES Gener, $110 million from the sale of our Kingston business in Canada, $33 million from the sale of unissued shares at EDC and $28 million from the sale of Indian Queens in England.

        The purchase of short-term investments, net of sales totaled $490 million in 2007, a $142 million increase compared to 2006. These transactions included a $167 million increase in net purchases at Uruguaiana in Brazil due to new investments, $166 million increase in net purchases at Eletropaulo due to the restructuring of Eletropaulo shares held by AES Transgás as well as the acquisition of public debt and securities and $96 million increase in net purchases at Ekibastuz in Kazakhstan for loan collateral. This was offset by a $149 million decrease in net purchases at Tietê in Brazil as the result of a change in investment strategy in 2006 from investing in cash equivalents to investing in Brazilian government bonds, $84 million increase in net sales at Brasiliana primarily due to redemptions to provide dividends and the accrued interest on debentures and a $62 million decrease in net purchases at Gener.

        Restricted cash balances increased $28 million in 2007. Restricted cash balances increased $59 million at New York, $30 million at Maritza, $27 million at Mid-West Wind and $21 million at Red Oak in the U.S. These were offset by decreases of $43 million at Kilroot, $33 million at IPL and $16 million at Hawaii.

        Proceeds from the sale of emission allowances totaled $17 million in 2007, a $65 million decrease from 2006. These sales occurred primarily at our businesses located in the U.S. and in Europe in 2006.

        Purchases of emission allowances totaled $13 million in 2007, a $64 million decrease from 2006. These purchases were primarily at our businesses located in the U.S. in 2006. Included in the purchases during 2006 is a $45 million commitment to purchase CER credits from AgCert. AgCert is an Ireland-based company which uses agricultural sources to produce GHG emission offsets under the Kyoto protocol.

        Debt service reserves and other assets decreased $122 million in 2007. This was mainly due to decreases of $113 million at Kilroot, $12 million at Pak Gen and $10 million at Lal Pir, both located in Pakistan, and $11 million at Hawaii. These decreases were offset by an increase of $43 million at Eletropaulo.

  Financing Activities

        Net cash provided by financing activities totaled $244 million during 2007 compared to net cash used of $1,317 million during 2006. This $1,561 million change was primarily attributable to a decrease in cash used for debt, net of repayments of $1,686 million, an increase in contributions from minority interests of $249 million offset by an increase in payments for deferred financing for $11 million and an increase in distributions to minority interests for $364 million.

        Issuances of recourse debt and non-recourse debt during 2007 were $4,297 million compared to issuances of recourse debt, non-recourse debt and revolving credit facilities, net of $3,169 million during 2006. This increase of $1,128 million was primarily due to an increase in recourse debt at the Parent Company of $2 billion; and increases in non-recourse debt at TEG/TEP in Mexico of $454 million and at Eletropaulo in Brazil of $301 million. These increases were offset by a decrease in non-recourse debt at Brasiliana in Brazil for $744 million; at Sul in Brazil for $494 million; at Panama for $293 million, net; at CAESS in El Salvador for $223 million and at Itabo in Dominican Republic for $153 million, net.

        Repayments of recourse debt, non-recourse debt and revolving credit facilities, net during 2007 were $3,651 million compared to repayments of recourse debt and non-recourse debt of $4,209 million during 2006. The decrease of $558 million was primarily due to a decrease in repayments at Brasiliana of $1,032 million; at Sul of $483 million; at Panama of $386 million, net; at Tietê in Brazil of $321 million; and at CAESS of $192 million, net. These decreases were offset by an increase in repayments at the Parent Company for $1,164 million, net and at TEG/TEP for $457 million.

        Minority distributions were $699 million during 2007 compared to $335 million during 2006. This increase of $364 million includes dividends paid to minority shareholders primarily by Eletropaulo for $212 million and by Brasiliana for $141 million and a $26 million return of capital by Barka in Oman to its minority partner.

        Minority contributions were $374 million during 2007 compared to $125 million during 2006. This increase of $249 million was primarily due to contributions received from the tax equity partners in 2007 of $313 million at Buffalo Gap II and $31 million at Mid-West Wind, both located in the U.S., offset by a decrease of $117 million at Buffalo Gap in the U.S in 2006.

Contractual Obligations

        A summary of our contractual obligations, commitments and other liabilities as of December 31, 2007 is presented in the table below (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years and more	Other	Footnote Reference
Debt Obligations(1)	$17,946	$1,359	$2,588	$2,597	$11,402	$—	8
Interest Payments on Long-Term Debt(2)	10,904	1,466	2,627	2,058	4,753	—	n/a
Capital Lease Obligations(3)	173	11	18	15	129	—	10
Operating Lease Obligations(4)	677	66	127	126	358	—	10
Sale Leaseback Obligations(5)	783	39	80	87	577	—	10
Electricity Obligations(6)	46,224	2,881	5,586	5,525	32,232	—	10
Fuel Obligations(7)	10,905	1,325	1,878	1,695	6,007	—	10
Other Purchase Obligations(8)	26,085	1,459	1,646	1,661	21,319	—	10
Other Long-term Liabilities Reflected on AES's Consolidated Balance Sheet under GAAP(9)	1,373	148	239	122	677	187	n/a

Total	$115,070	$8,754	$14,789	$13,886	$77,454	$187

(1)
Includes recourse and non-recourse debt presented on the Consolidated Financial Statements. Non-recourse debt borrowings are not a direct obligation of AES, the Parent Company. Recourse debt represents the direct borrowings of AES, the Parent Company. See Note 8—Long-Term Debt to the Consolidated Financial Statements included in Item 8 of this Form 10-K which provides additional disclosure regarding these obligations. These amounts exclude capital lease obligations which are included in the capital lease category,(3) below.

(2)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2007 and do not reflect anticipated future refinancing, early redemptions or new debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2007.

(3)
Several AES subsidiaries have leases for operating and office equipment and vehicles that are classified as capital leases within Property, Plant and Equipment. Minimum contractual obligations include $111 million of imputed interest.

(4)
The Company was obligated under long-term non-cancelable operating leases, primarily for office rental and site leases. These amounts exclude amounts related to the sale/leaseback discussed below in item(5).

(5)
Sale/Leaseback Obligations—represent a sales/leaseback with operating lease treatment at one of our New York Subsidiaries.

(6)
Operating subsidiaries of the Company have entered into contracts for the purchase of electricity from third parties.

(7)
Operating subsidiaries of the Company have entered into fuel purchase contracts subject to termination only in certain limited circumstances.

(8)
Amounts relate to other contractual obligations where the Company has an enforceable and legally binding agreement to purchase goods or services that specifies all significant terms, including: quantity, pricing, and approximate timing. These amounts include planned capital expenditures that are contractually obligated.

(9)
These amounts do not include current liabilities on the consolidated balance sheet except for the current portion of FIN No. 48 obligations. See the indicated notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information on the items excluded. Derivatives (See Note 9—Derivative Instruments) and incentive compensation are excluded as the Company is not able to reasonably estimate the timing or amount of the future payments. In addition, the amounts do not include: (1) regulatory liabilities (See Note—4 Regulatory Assets and Liabilities), (2) contingencies (See Note 11—Contingencies), (3) pension and other post retirement employee benefit liabilities (see Note 12—Benefit Plans) or (4) any taxes (See Note 18—Income Taxes) except for FIN No. 48 obligations. Noncurrent FIN No. 48 obligations are reflected in the "Other" column of the table above as the Company is not able to reasonably estimate the timing of the future payments.

Parent Company Liquidity

        The following discussion of "parent company liquidity" has been included because we believe it is a useful measure of the liquidity available to the AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent company liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents which are determined in accordance with GAAP, as a measure of liquidity. Cash and cash equivalents are disclosed in the Consolidated Statements of Cash Flows and the parent only unconsolidated statements of cash flows in Schedule I of this Form 10-K. Parent company liquidity may differ from that, of similarly titled measures used by other companies. The principal sources of liquidity at the parent company level are:

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

        On October 15, 2007, the Company issued $2.0 billion of Senior Unsecured Notes ("Senior Notes") at par. The private placement of Senior Notes consisted of $500 million principal amount of 7.75% Senior Notes due 2015 and $1.5 billion principal amount of 8.0% senior notes due 2017. On December 7, 2007, the Company exchanged the previously issued private placement $2.0 billion senior unsecured notes for registered securities with the same terms through our Form S-4 declared effective on December 19, 2007 filed with the SEC.

        The Company used the net proceeds from the sale of the senior notes primarily to refinance a portion of its recourse debt as discussed below and plans to use the remainder to support near term investments and for general corporate purposes.

        On October 16, 2007, the Company made an offer to repurchase for cash up to $1.24 billion aggregate principal amount of our 8.75% Senior Notes due 2008 (the "2008 Notes"), the 9.00% Second Priority Senior Secured Notes due 2015 (the "2015 Notes") and the 8.75% Second Priority Senior Secured Notes due 2013 (the "2013 Notes" and together with the 2015 Notes, the "Second Priority Notes"). Early settlement for the tender offer was provided on October 30, 2007 with final settlement on November 14, 2007. Pursuant to the terms of the tender offer, the Company repurchased $193 million of the principal amount of the 2008 Notes, the entire $600 million principal amount of the 2015 Notes and $447 million principal amount of the 2013 Notes. The total purchase price for the tender offer was $1.36 billion which included tender premiums and accrued interest of approximately $73 million and $51 million, respectively. The Company recognized a pre-tax loss on the retirement of this debt for the year ended December 31, 2007 of $90 million which included $73 million of tender consideration and a $17 million write-off of unamortized deferred financing costs relating to the 2008,

2013 and 2015 Notes. As a result of the final settlement, none of the 2015 Notes, approximately $9.3 million principal amount of the 2008 Notes and approximately $752.6 million principal amount of the 2013 Notes remained outstanding as of December 31, 2007.

        In December 2006, the AES Corporation exercised its right to increase the revolving credit facility by $100 million to a total of $750 million. As of December 31, 2007, there were no outstanding borrowings against the revolving credit facility. The Parent Company had $230 million of letters of credit outstanding against the revolving credit facility as of December 31, 2007.

        The Parent Company entered into a $500 million senior unsecured credit facility agreement effective March 31, 2006. On May 1, 2006, the Parent Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. At December 31, 2007, the Parent Company had no outstanding borrowings under the senior unsecured credit facility. The Parent Company had $282 million of letters of credit outstanding against the senior unsecured credit facility as of December 31, 2007. The credit facility is being used to support our ongoing share of construction obligation for AES Maritza East 1 and for general corporate purposes.

        The Company defines Parent Company Liquidity as cash available to the parent company plus available borrowings under existing credit facilities. Parent Company Liquidity is reconciled to its most directly comparable GAAP financial measure, "cash and cash equivalents" at December 31, 2007, 2006 and 2005 as follows:

Parent Company Liquidity	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Cash and cash equivalents	$2,058	$1,358	$1,169
Less: Cash and cash equivalents at subsidiaries	743	1,101	901

Parent and qualified holding companies cash and cash equivalents	1,315	257	268

Borrowing available under revolving credit facility	520	662	356
Borrowing available under senior unsecured credit facility	318	227	—

Total parent company liquidity	$2,153	$1,146	$624

        Our recourse debt at year-end was approximately $5.6 billion, $4.8 billion, and $4.9 billion in 2007, 2006 and 2005, respectively. Our contingent contractual obligations were $1.3 billion, $995 million, and

$802 million at the end of 2007, 2006, and 2005, respectively. The following table sets forth our Parent Company contingent contractual obligations as of December 31, 2007:

Contingent Contractual Obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$807	32	<$1–$167
Letters of credit under the revolving credit facility	230	16	<$1–$178
Letters of credit under the senior unsecured credit facility	282	13	<$1–$196
Surety bonds(1)	—	1	<$1

Total	$1,319	62

    (1)
    Less than $1 million in surety bonds outstanding

        We have a varied portfolio of performance related contingent contractual obligations. These obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these obligations include change of control, construction cost overruns, subsidiary default, political risk, tax indemnities, spot market power prices, supplies support and liquidated damages under power sales agreements for projects in development, in operation and under construction. While we do not expect that we will be required to fund any material amounts under these contingent contractual obligations during 2008 or beyond, many of the events which would give rise to such obligations are beyond our control. We can provide no assurance that we will be able to fund our obligations under these contingent contractual obligations if we are required to make substantial payments there under.

        While we believe that our sources of liquidity will be adequate to meet our needs through the end of 2008, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries' ability to declare and pay cash dividends to us (at the parent company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the parent company level with our revolving credit facility and senior unsecured credit facility. See Item 1A Risk Factors, the AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise.

        Various debt instruments at the parent company level, including our senior secured credit facilities, contain certain restrictive covenants. The covenants provide for, among other items:

  •
  limitations on other indebtedness, liens, investments and guarantees;

  •
  restrictions on dividends, redemptions, and payments of unsecured and subordinated debt and the use of proceeds;

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

        Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying consolidated balance sheets related to such defaults was $118 million at December 31, 2007, all of which was non-recourse debt.

        None of the subsidiaries that are currently in default are subsidiaries that currently meet the applicable definition of materiality in AES's corporate debt agreements in order for such defaults to trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES parent company's outstanding debt securities.

Off-Balance Sheet Arrangements

        In May 1999, one of our subsidiaries acquired six electric generating plants from New York State Electric and Gas. Concurrently, the subsidiary sold two of the plants to an unrelated third party for $666 million and simultaneously entered into a leasing arrangement with the unrelated party. In May 2007, the subsidiary purchased a portion of the lessor's interest in a trust estate that holds the leased plants. Future minimum lease commitments under the lease agreement have been reduced by the subsidiary's interest in the plants. We have accounted for this transaction as a sale/leaseback transaction with operating lease treatment. We expense periodic lease payments as incurred, which amounted to $42 million for the year ended December 31, 2007 and $54 million for each of the years ended December 31, 2006 and 2005. We are not subject to any additional liabilities or contingencies if the arrangement terminates and we believe that the dissolution of the off-balance sheet arrangement would have minimal effects on our operating cash flows. The terms of the lease include restrictive covenants such as the maintenance of certain coverage ratios. Historically, the plants have satisfied the restrictive covenants of the lease and there are no known trends or uncertainties that would indicate that the lease will be terminated early. See Note 10—Commitments to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of this transaction.

        IPL, a consolidated subsidiary of the Company, formed IPL Funding Corporation ("IPL Funding") in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility (the "Purchase Facility") with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50 million, of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50 million, as permitted by the Purchase Facility. During 2007, the Purchase Facility was extended through May 27, 2008. IPL Funding is included in the Consolidated Financial Statements of IPL. Accounts receivable on the Company's Consolidated Balance Sheets are stated net of the $50 million sold.

        IPL retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss. While no direct recourse to IPL exists, it risks loss in the event collections are not sufficient to allow for full recovery of its retained interests. No servicing asset or liability is recognized since the servicing fee paid to IPL approximates a market rate.

        The carrying values of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses, the selection of discount rates, and expected receivables turnover rate. As a result of short accounts receivable turnover periods and historically low credit losses, the impact of these assumptions have not been significant to the fair value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

        The losses recognized on the sales of receivables were $3 million, $3 million and $2 million for the years ended December 31, 2007, 2006 and 2005, respectively. These losses are included in other operating expense on the Consolidated Statements of Operations. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

        IPL's retained interest in the receivables sold was $64 million and $63 million as of December 31, 2007 and 2006, respectively. There were no proceeds from new securitizations for each of the years ended December 31, 2007, 2006 and 2005. Servicing fees of $0.6 million were paid for each of the years ended December 31, 2007, 2006 and 2005.

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

        Under the Purchase Facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." As of December 31, 2007, IPL was in compliance with such covenants.

        As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables (currently $50 million).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview Regarding Market Risks

        We are exposed to market risks associated with interest rates, foreign exchange rates and commodity prices. We often utilize financial instruments and other contracts to hedge against such fluctuations. We also utilize financial derivatives for the purpose of hedging exposures to market risk.

Interest Rate Risks

        We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable-rate debt, fixed-rate debt and trust preferred securities, as well as interest rate swap, cap and floor and option agreements.

        Decisions on the fixed-floating debt ratio are made to be consistent with the risk factors faced by individual businesses or plants. Depending on whether a plant's capacity payments or revenue stream is fixed or varies with inflation, we partially hedge against interest rate fluctuations by arranging fixed-rate or variable-rate financing. In certain cases, particularly for non-recourse financing, we execute interest rate swap, cap and floor agreements to effectively fix or limit the interest rate exposure on the underlying financing.

Foreign Exchange Rate Risk

        In the normal course of business, we are exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of this risk stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the U.S. Dollar. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in U.S. Dollars or currencies other than their own functional currencies. Primarily, we are exposed to changes in the exchange rate between the U.S. Dollar and the following currencies: Brazilian Real, Argentine Peso, Kazakhstani Tenge, British Pound, Euro, Colombian Peso, and Chilean Peso. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.

Commodity Price Risk

        We are exposed to the impact of market fluctuations in the price of electricity, fuels and environmental credits. Although we primarily consist of businesses with long-term contracts or retail sales concessions, a portion of our current and expected future revenues are derived from businesses without significant long-term revenue or supply contracts. These businesses subject our results of operations to the volatility of prices for electricity, fuels and environmental credits in competitive markets. We have used a hedging strategy, where appropriate, to hedge our financial performance against the effects of fluctuations in energy commodity prices. The implementation of this strategy can involve the use of commodity forward contracts, futures, swaps and options. Some businesses hedge certain aspects of their commodity risks using financial hedge instruments. We also enter into short-term contracts for the supply of electricity and fuel in other competitive markets in which we operate.

Value at Risk

        One approach we use to assess our risk and our subsidiaries' risk is value at risk ("VaR"). VaR measures the potential loss in a portfolio's value due to market volatility, over a specified time horizon, stated with a specific degree of probability. In particular, we measure Analytic VaR, which is calculated based on the volatilities and correlations of the different risk exposures of the portfolio. The quantification of market risk using VaR provides a consistent measure of risk across diverse markets and instruments. We adopted the VaR approach because we feel that statistical models of risk measurement, such as VaR, provide an objective, independent assessment of a component of our risk exposure. Our use of VaR requires a number of key assumptions, including the selection of a confidence level for expected losses, the holding period for liquidation and the treatment of risks outside the VaR methodology, including liquidity risk and event risk. VaR, therefore, is not necessarily indicative of actual results that may occur. Additionally, VaR represents changes in fair value of financial instruments and not the economic exposure to AES and its affiliates.

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

        In addition, the relevance of the VaR described herein as a measure of economic risk, is limited and needs to be considered in light of the underlying business structure. The interest rate component of VaR is due to changes in the fair value of our fixed rate debt instruments and interest rate swaps. These instruments themselves would expose a holder to market risk; however, utilizing these fixed rate debt instruments as part of a fixed price contract generation business mitigates the overall exposure to interest rates. Similarly, our foreign exchange rate sensitive instruments are often part of businesses which have revenues denominated in the same currency, thus offsetting the exposure.

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

Average Daily VAR	2007	2006	2005
	(in millions)
Foreign Exchange	$45	$36	$34
Interest Rate	$98	$76	$114
Commodity	$14	$24	$19

        For the year ended December 31, 2007, our average one-day VaR at quarter end for foreign exchange rate-sensitive instruments was $45 million. The one-day VaR for foreign exchange rate-sensitive instruments was highest at the end of the third quarter, and equaled $61 million. The one-day VaR for foreign exchange rate-sensitive instruments was lowest at the end of the second quarter, and equaled $28 million. These amounts include foreign currency denominated debt and hedge instruments. AES has increased the percentage of its portfolio of Brazilian Real and Euro denominated floating rate debt. This increase in notionals, along with higher currency market volatilities, particularly for the Brazilian Real, has led to the increase in the average one-day quarter end VaR for foreign exchange rate-sensitive instruments from $36 million in 2006 to $45 million in 2007.

        For the year ended December 31, 2007, our average one-day VaR at quarter end for interest rate-sensitive instruments was $98 million. The one-day VaR for interest rate-sensitive instruments was highest at the end of the fourth quarter, and equaled $137 million. The one-day VaR for interest rate-sensitive instruments was lowest at the end of the second quarter and equaled $67 million. These amounts include the financial instruments that serve as hedges and the underlying hedged items. AES has increased its fixed rate dollar denominated debt in 2007. This, along with higher market volatilities, led to an increase in our average one-day quarter end VaR for interest rate-sensitive instruments from $76 million in 2006 to $98 million in 2007.

        For the year ended December 31, 2007, our average one-day VaR at quarter end for commodity price-sensitive instruments was $14 million. The one-day VaR for commodity price-sensitive instruments was highest at the end of the first quarter end, and equaled $18 million. The one-day VaR for commodity price-sensitive instruments was lowest at the end of the second and third quarters, and equaled $12 million. These amounts include the financial instruments that serve as hedges and do not include the underlying physical assets or contracts that are not permitted to be settled in cash. The one-day VaR for commodity price-sensitive instruments is reported for financially settled derivative products at our Eastern Energy business in the state of New York. From 2006 to 2007 there has been a decrease in term and magnitude of hedging activity which has led to the decrease in the one-day quarter end VaR from $24 million in 2006 to $14 million in 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The AES Corporation
Arlington, Virginia

        We have audited the accompanying consolidated balance sheets of The AES Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules on pages S2-S8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The AES Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" in 2007, Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" in 2006, and Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" in 2005.

        Additionally, as discussed in Note 1 to the consolidated financial statements, the accompanying 2006 and 2005 consolidated financial statements and financial statement schedules have been restated.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 14, 2008

THE AES CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
		(Restated)(1)
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,058	$1,358
Restricted cash	522	548
Short-term investments	1,306	640
Accounts receivable, net of reserves of $255 and $232, respectively	2,270	1,765
Inventory	480	445
Receivable from affiliates	56	91
Deferred income taxes—current	286	214
Prepaid expenses	137	106
Other current assets	1,076	927
Current assets of held for sale and discontinued businesses	145	484

Total current assets	8,336	6,578

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	1,052	921
Electric generation, distribution assets, and other	24,696	21,464
Accumulated depreciation	(7,502)	(6,427)
Construction in progress	1,774	987

Property, plant and equipment, net	20,020	16,945

Other assets:
Deferred financing costs, net of accumulated amortization of $227 and $188, respectively	352	311
Investments in and advances to affiliates	743	591
Debt service reserves and other deposits	568	515
Goodwill	1,416	1,414
Other intangible assets, net of accumulated amortization of $262 and $228, respectively	505	498
Deferred income taxes—noncurrent	647	601
Other assets	1,685	1,587
Noncurrent assets of held for sale and discontinued businesses	181	2,234

Total other assets	6,097	7,751

TOTAL ASSETS	$34,453	$31,274

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,073	$788
Accrued interest	255	404
Accrued and other liabilities	2,638	2,143
Non-recourse debt-current portion	1,142	1,402
Recourse debt-current portion	223	—
Current liabilities of held for sale and discontinued businesses	151	313

Total current liabilities	5,482	5,050

LONG-TERM LIABILITIES
Non-recourse debt	11,297	9,840
Recourse debt	5,332	4,790
Deferred income taxes-noncurrent	1,197	809
Pension liabilities and other post-retirement liabilities	921	844
Other long-term liabilities	3,754	3,556
Long-term liabilities of held for sale and discontinued businesses	65	479

Total long-term liabilities	22,566	20,318

MINORITY INTEREST (including discontinued businesses of $—and $175, respectively)	3,241	2,927
Commitments and Contingent Liabilities (see Notes 10 and 11)
STOCKHOLDERS' EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 670,339,855 and 665,126,309 shares issued and outstanding at December 31, 2007 and 2006, respectively)	7	7
Additional paid-in capital	6,776	6,659
Accumulated deficit	(1,241)	(1,093)
Accumulated other comprehensive loss	(2,378)	(2,594)

Total stockholders' equity	3,164	2,979

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,453	$31,274

(1)
See Note 1 related to the restated Consolidated Financial Statements

See Accompanying Notes to these Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
		(Restated)(1)	(Restated)(1)
	(in millions, except per share amounts)
Revenues:
Regulated	$6,867	$6,154	$5,584
Non-Regulated	6,721	5,422	4,663

Total revenues	13,588	11,576	10,247

Cost of Sales:
Regulated	(4,747)	(4,075)	(4,003)
Non-Regulated	(5,432)	(4,067)	(3,374)

Total cost of sales	(10,179)	(8,142)	(7,377)

Gross margin	3,409	3,434	2,870

General and administrative expenses	(379)	(301)	(221)
Interest expense	(1,788)	(1,769)	(1,828)
Interest income	500	434	381
Other expense	(255)	(452)	(109)
Other income	358	116	157
Gain on sale of investments	134	98	—
Loss on sale of subsidiary stock	—	(535)	—
Impairment expense	(408)	(17)	(16)
Foreign currency transaction gains (losses) on net monetary position	24	(80)	(143)
Equity in earnings of affiliates	76	73	66
Other non-operating expense	(57)	—	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,614	1,001	1,157
Income tax expense	(685)	(362)	(473)
Minority interest expense	(434)	(463)	(319)

INCOME FROM CONTINUING OPERATIONS	495	176	365
Income from operations of discontinued businesses, net of income tax expense of $23, $80 and $14, respectively	71	107	188
Loss from disposal of discontinued businesses, net of income tax benefit of $8, $—and $—, respectively	(661)	(57)	—

(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(95)	226	553
Extraordinary items, net of income tax expense of $—, $—and $—	—	21	—

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(95)	247	553
Cumulative effect of change in accounting principle, net of income tax benefit of $—, $—and $2, respectively	—	—	(4)

Net (loss) income	$(95)	$247	$549

BASIC (LOSS) EARNINGS PER SHARE:
Income from continuing operations, net of tax	$0.74	$0.27	$0.56
Discontinued operations, net of tax	(0.88)	0.07	0.29
Extraordinary items, net of tax	—	0.03	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.01)

BASIC (LOSS) EARNINGS PER SHARE:	$(0.14)	$0.37	$0.84

DILUTED (LOSS) EARNINGS PER SHARE:
Income from continuing operations, net of tax	$0.73	$0.27	$0.56
Discontinued operations, net of tax	(0.87)	0.07	0.28
Extraordinary items, net of tax	—	0.03	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.01)

DILUTED (LOSS) EARNINGS PER SHARE:	$(0.14)	$0.37	$0.83

(1)
See Note 1 related to the restated Consolidated Financial Statements

See Accompanying Notes to these Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
		(Restated)(1)	(Restated)(1)
	(in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(95)	$247	$549
Adjustments to net income:
Depreciation and amortization	942	933	864
Loss from sale of investments and impairment expense	333	471	45
Loss on disposal and impairment write-down—discontinued operations	669	57	—
Provision for deferred taxes	210	(10)	120
Minority interest expense	452	482	348
Contingencies	196	173	(9)
Loss on the extinguishment of debt	92	148	1
Other	(34)	12	175
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(306)	94	—
Increase in inventory	(26)	(3)	(58)
Decrease (increase) in prepaid expenses and other current assets	335	(69)	123
(Increase) decrease in other assets	(134)	149	83
Decrease in accounts payable and accrued liabilities	(398)	(385)	(124)
Increase in other liabilities	121	52	103

Net cash provided by operating activities	2,357	2,351	2,220

INVESTING ACTIVITIES:
Capital Expenditures	(2,425)	(1,460)	(826)
Acquisitions—net of cash acquired	(315)	(19)	(85)
Proceeds from the sales of businesses	1,136	898	22
Proceeds from the sales of assets	16	24	26
Sale of short-term investments	2,492	2,011	1,499
Purchase of short-term investments	(2,982)	(2,359)	(1,345)
(Increase) decrease in restricted cash	(28)	(8)	94
Purchase of emission allowances	(13)	(77)	(19)
Proceeds from the sales of emission allowances	17	82	42
Decrease (increase) in debt service reserves and other assets	122	39	(93)
Purchase of long-term available-for-sale securities	(49)	(52)	—
Repayment of affiliate loan	55	—	—
Other investing	4	14	32

Net cash used in investing activities	(1,970)	(907)	(653)

FINANCING ACTIVITIES:
(Repayments) borrowings under the revolving credit facilities, net	(85)	72	53
Issuance of recourse debt	2,000	—	5
Issuance of non-recourse debt	2,297	3,097	1,710
Repayments of recourse debt	(1,315)	(150)	(259)
Repayments of non-recourse debt	(2,251)	(4,059)	(2,651)
Payments for deferred financing costs	(97)	(86)	(21)
Distributions to minority interests	(699)	(335)	(186)
Contributions from minority interests	374	125	1
Issuance of common stock	58	78	26
Financed capital expenditures	(35)	(52)	(1)
Other financing	(3)	(7)	(16)

Net cash provided by (used in) financing activities	244	(1,317)	(1,339)
Effect of exchange rate changes on cash	69	62	13

Total increase in cash and cash equivalents	700	189	241
Cash and cash equivalents, beginning	1,358	1,169	928

Cash and cash equivalents, ending	$2,058	$1,358	$1,169

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,762	$1,718	$1,674
Cash payments for income taxes, net of refunds	$621	$479	$268
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired in acquisitions	$434	$—	$—
Non-recourse debt assumed in acquisitions	$647	$—	$—
Liabilities extinguished due to sale of assets	$134	$30	$—
Liabilities assumed in acquisitions	$37	$—	$—

(1)
See Note 1 related to the restated Consolidated Financial Statements

See Accompanying Notes to these Consolidated Financial Statements

THE AES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Comprehensive Income
	Shares	Amount
	(in millions)
Balance at January 1, 2005 (Restated)(1)	650.1	$7	$6,483	$(1,889)	$(3,604)
Net income (Restated)(1)	—	—	—	549	—	$549
Foreign currency translation adjustment (net of reclassification to earnings of $1 for the sale or write off of investments in foreign entities, net of income tax benefit of $18) (Restated)(1)	—	—	—	—	44	44
Minimum pension liability adjustment (net of income tax benefit of $10)	—	—	—	—	(14)	(14)
Change in derivative fair value (including a reclassification to earnings of $153 million, net of income tax benefit of $106) (Restated)(1)	—	—	—	—	(76)	(76)

Comprehensive income (Restated)(1)						$503

Issuance of common stock under benefit plans and exercise of stock options and warrants (net of income tax benefit of $14 million)	5.8	—	62	—	—
Stock compensation	—	—	21	—	—

Balance at December 31, 2005 (Restated)(1)	655.9	$7	$6,566	$(1,340)	$(3,650)

Net income (Restated)(1)	—	—	—	247	—	247
Subsidiary sale of stock	—	—	(35)	—	—	—
Change in fair value of available for sale securities (net of income tax benefit of $2)	—	—	—	—	(3)	(3)
Foreign currency translation adjustment (net of income tax expense of $13) (Restated)(1)	—	—	—	—	691	691
Minimum pension liability adjustment (net of income tax benefit of $2)	—	—	—	—	5	5
Change in derivative fair value (including a reclassification to earnings of $(6) million, net of an income tax expense of $195) (Restated)(1)	—	—	—	—	269	269
Effect of SFAS No. 158 (net of income tax expense of $60)					94	—

Comprehensive income (Restated)(1)						$1,209

Issuance of common stock under benefit plans and exercise of stock options and warrants	9.2	—	97	—	—
Stock compensation	—	—	31	—	—

Balance at December 31, 2006 (Restated)(1)	665.1	$7	$6,659	$(1,093)	$(2,594)

Net loss	—	—	—	(95)	—	(95)
Change in fair value of available for sale securities (net of income tax expense of $3)				—	3	3
Foreign currency translation adjustment (net of income tax expense of $33)	—	—	—	—	324	324
Cumulative effect of adoption of FIN No. 48	—	—	—	(53)	—	—
Change in unfunded pensions obligation adjustment (net of income tax expense of $5)	—	—	—	—	8	8
Change in derivative fair value (including a reclassification to earnings of $(52) million, net of an income tax benefit of $70)	—	—	—	—	(119)	(119)

Comprehensive income					—	$121

Issuance of common stock under benefit plans and exercise of stock options and warrants (net of income tax benefit of $2)	5.2	—	85	—	—
Stock compensation	—	—	32	—	—

Balance at December 31, 2007	670.3	$7	$6,776	$(1,241)	$(2,378)

(1)
See Note 1 related to the restated Consolidated Financial Statements

See Accompanying Notes to these Consolidated Financial Statements

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The AES Corporation is a holding company that through its subsidiaries and affiliates, (collectively "AES" or "the Company") operates a geographically diversified portfolio of electricity generation and distribution businesses.

        PRINCIPLES OF CONSOLIDATION—The Consolidated Financial Statements of the Company include the accounts of The AES Corporation, its subsidiaries and controlled affiliates. Furthermore, variable interest entities in which the Company has an interest have been consolidated where the Company is the primary beneficiary. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

        USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Items subject to such estimates and assumptions include the carrying value and estimated useful lives of long-lived assets; impairment of goodwill and equity method investments; valuation allowances for receivables and deferred tax assets; the recoverability of deferred regulatory assets and the valuation of certain financial instruments, pension liabilities, environmental liabilities and potential litigation claims and settlements.

        CASH AND CASH EQUIVALENTS—The Company considers unrestricted cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with an original or remaining maturity at the date of acquisition of three months or less to be cash and cash equivalents; such balances approximate fair value.

        RESTRICTED CASH—Restricted cash includes cash and cash equivalents which are restricted as to withdrawal or usage. The nature of restrictions includes restrictions imposed by the financing agreements such as security deposits kept as collateral, debt service reserves, maintenance reserves and others, as well as restrictions imposed by long-term power purchase agreements.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS—The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company's assessment of known delinquent accounts, historical experience and other currently available evidence of the collectibility and the aging of accounts receivable.

        INVESTMENTS—Short-term investments consist of investments with original or remaining maturities in excess of three months but less than one year.

        Securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at historical cost. Other investments that the Company does not intend to hold to maturity are classified as available-for-sale or trading. Unrealized gains or losses on available-for-sale investments are reflected as a separate component of stockholders' equity. Investments classified as trading are marked-to-market on a periodic basis through the Consolidated Statement of Operations. Interest and dividends on investments are reported in interest income. Gains and losses on sales of investments are determined using the specific identification method.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In accordance with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, ("APB No. 18") the Company discontinues the application of the equity method when an investment is reduced to zero and does not provide for additional losses when the Company does not guarantee the obligations of the investee or is not otherwise committed to provide further financial support for the investee. The Company resumes the application of the equity method if the investee subsequently reports net income to the extent that the Company's share of such net income equals the share of net losses not recognized during the period the equity method was suspended. Certain businesses use the hypothetical liquidation at book value ("HLBV") in applying the equity method. This method is used in ventures which contain agreements designating different allocations of value among investors, where the allocations change in form or percentage over the life of the venture. HLBV uses a balance sheet approach which measures equity in income/loss by calculating the change in the amount of net worth partners are legally able to claim based on a liquidation of the entity at the beginning of a reporting period compared to the end of that period.

        PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment is stated at cost. The cost of renewals and betterments that extend the useful life of property, plant and equipment are capitalized.

        Construction progress payments, engineering costs, insurance costs, salaries, interest and other costs directly relating to construction in progress are capitalized during the construction period, provided the completion of the project is deemed probable, or expensed at the time the Company determines that development of a particular project is no longer probable. The continued capitalization of such costs is subject to ongoing risks related to successful completion, including those related to government approvals, siting, financing, construction, permitting and contract compliance. Construction in progress balances are transferred to electric generation and distribution assets when each asset is ready for its intended use. Government subsidies are recorded as a reduction in fixed assets and reflected in investing activities.

        Depreciation, after consideration of salvage value and asset retirement obligations, is computed primarily using the straight-line method over the estimated useful lives of the assets, which are on a composite or component basis. Maintenance and repairs are charged to expense as incurred. Emergency and rotable spare parts inventories are included in electric generation and distribution assets when placed in service and are depreciated over their useful lives.

        DEFERRED FINANCING COSTS—Financing costs are deferred and amortized over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method. Make-whole payments in connection with early debt retirements are classified as investing activities.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        GOODWILL AND OTHER INTANGIBLES—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), the Company recognizes goodwill for the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. The Company evaluates goodwill for impairment on an annual basis and whenever events or changes in circumstances trigger an analysis of its carrying value. The Company's annual impairment testing date is October 1st. Finite-lived intangible assets are amortized over their useful lives which range from 2-95 years. The Company accounts for emission allowances as intangible assets and are charged to expense when sold or used; granted allowances are valued at zero.

        LONG-LIVED ASSETS—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"), the Company evaluates the impairment of long-lived assets based on the projection of undiscounted cash flows when circumstances indicate that the carrying amount of such assets may not be recoverable or the assets meet the held for sale criteria under SFAS No. 144. These events or circumstances may include the relative pricing of wholesale electricity by region, anticipated demand and cost of fuel. If the carrying amount is not recoverable, an impairment charge is recognized for the amount by which the carrying value of the long-lived asset exceeds its fair value. For regulated assets, an impairment charge could be offset by the establishment of a regulatory asset, if recovery through approved rates was probable. For non-regulated assets, an impairment charge would be recognized as a charge against earnings.

        The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, if available. In the absence of quoted market prices for identical or similar assets in active markets, fair value is estimated using various internal and external valuation methods including cash flow projections or other indicators of fair value such as bids received, comparable sales or appraisals.

        In connection with the periodic evaluation of long-lived assets in accordance with the requirements of SFAS No. 144, the fair value of the asset can vary if different estimates and assumptions would have been used in our applied valuation techniques. In cases of impairment described in Note 17—Impairment Expense, we made our best estimate of fair value using valuation methods based on the most current information at that time. Fluctuations in realized sales proceeds versus the estimated fair value of the asset are generally due to a variety of factors including differences in subsequent market conditions, the level of bidder interest, timing and terms of the transactions and management's analysis of the benefits of the transaction.

        ASSET RETIREMENT OBLIGATIONS—The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, ("SFAS No. 143"), in 2003. SFAS No. 143 requires the Company to record the fair value of the liability for a legal obligation to retire an asset in the period in which the obligation is incurred. When a new liability is recognized, the Company will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, the Company eliminates the liability and, based on the actual cost to retire, may incur a gain or loss.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's retirement obligations covered by SFAS No. 143 primarily include active ash landfills, water treatment basins and the removal or dismantlement of certain plant and equipment. As of December 31, 2007 and 2006, the Company had recognized liabilities of approximately $64 million and $51 million, respectively, related to asset retirement obligations. The fair value of legally restricted assets for purposes of settling asset retirement obligations as of December 31, 2007 was less than $1 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations as of December 31, 2006.

        The following table summarizes the amounts recognized, which were related to asset retirement obligations, for the years ended December 31, 2007 and 2006:

	2007	2006
		(Restated)
	(in millions)
Balance at January 1	$51	$46
Additional liabilities incurred	14	3
Liabilities settled	(3)	(3)
Accretion expense	4	3
Change in estimated cash flows	(3)	1
Translation adjustments	1	1

Balance at December 31	$64	$51

        CONDITIONAL ASSET RETIREMENT OBLIGATIONS—In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations, ("FIN No. 47"), which requires the Company to record the estimated fair value of conditional asset retirement obligations. The Company's asset retirement obligations covered by FIN No. 47 primarily include conditional obligations to demolish assets or return assets in good working condition at the end of the contractual or concession term, and for the removal of equipment containing asbestos and other contaminants. The Company recognized a cumulative effect adjustment in the statement of operations in 2005 of $4 million related to the adoption of FIN No. 47.

        GUARANTOR ACCOUNTING—Pursuant to FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others, at the inception of a guarantee, the Company records the fair value of a guarantee as a liability, with the offset dependent on the circumstances under which the guarantee was issued.

        INCOME TAXES—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities, and their respective income tax bases. The Company establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As discussed in Note 18—Income Taxes, in June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, ("FIN No. 48") which applied to our financial statements beginning January 1, 2007. The Company adopted FIN No. 48 on January 1, 2007 and recognized the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. The cumulative effect of the adoption resulted in an increase to beginning

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accumulated deficit of $53 million. FIN No. 48 applies to all tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, ("SFAS No. 109") and requires the Company's tax positions to be evaluated under a more-likely-than-not recognition threshold and measurement analysis before they can be recognized for financial statement reporting.

        FOREIGN CURRENCY TRANSLATION—A business' functional currency is the currency of the primary economic environment in which the business operates and is generally the currency in which the business generates and expends cash. Subsidiaries and affiliates whose functional currency is other than the U.S. Dollar translate their assets and liabilities into U.S. Dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. Dollars at the average exchange rates that prevailed during the period. Translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses on intercompany foreign currency transactions which are long-term in nature, which the Company does not intend to settle in the foreseeable future, are also recognized in accumulated other comprehensive loss. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in determining net income. For subsidiaries operating in highly inflationary economies, the U.S. Dollar is considered to be the functional currency.

        REVENUE RECOGNITION—The revenues of the Utilities business is classified as regulated on the Consolidated Statement of Operations. Revenues from the sale of energy are recognized in the period during which the sale occurs. The calculation of revenues earned but not yet billed is based on the number of days not billed in the month, the estimated amount of energy delivered during those days and the estimated average price per customer class for that month. Differences between actual and estimated unbilled revenues are immaterial. The revenues from the Generation business are classified as non-regulated and are recognized based upon output delivered and capacity provided at rates as specified under contract terms or prevailing market rates. The Company has businesses wherein it makes sales and purchases of power to and from Independent System Operators ("ISOs") and Regional Transmission Organizations ("RTOs"). In those instances, the Company accounts for these transactions on a net hourly basis because the transactions are settled on a net hourly basis.

        GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses include corporate and other expenses related to corporate staff functions and initiatives, primarily executive management, finance, legal, human resources, information systems and certain development costs which are not allocable to our business segments.

        REGULATORY ASSETS AND LIABILITIES—The Company accounts for certain of its regulated operations under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, ("SFAS No. 71"). As a result, AES records assets and liabilities that result from the regulated ratemaking process that are not recognized under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred due to the probability of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. If future

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recovery of costs previously deferred ceases to be probable, the asset write-offs are recognized in continuing operations.

        DERIVATIVES—The Company enters into various derivative transactions in order to hedge its exposure to certain market risks. AES primarily uses derivative instruments to manage its interest rate, commodity and foreign currency exposures. The Company does not enter into derivative transactions for trading purposes.

        Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), as amended, the Company recognizes all derivatives except those designated as normal purchase or normal sales at inception as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in fair value of derivatives are recognized in earnings unless specific hedge criteria are met. Income and expense related to derivative instruments are recognized in the same category as generated by the underlying asset or liability.

        SFAS No. 133 enables companies to designate qualifying derivatives as hedging instruments based on the exposure being hedged. These hedge designations include fair value hedges and cash flow hedges. Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair value hedge are recognized in earnings as offsets to the changes in fair value of the exposure being hedged. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash flow hedge are deferred in accumulated other comprehensive income and are recognized into earnings as the hedged transactions affect earnings. Any ineffectiveness is recognized in earnings immediately. For all hedge contracts, the Company provides formal documentation of the hedge and effectiveness testing in accordance with SFAS No. 133. If AES deems that the derivative is not highly effective as a hedge, hedge accounting will be discontinued prospectively.

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

        SHARE-BASED COMPENSATION—The Company accounts for stock-based compensation plans under the fair value recognition provision of SFAS No. 123, Share-Based Payment, as amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, ("SFAS No. 123(R)"). Currently, the Company uses a Black-Scholes Option pricing model to estimate the fair value of stock options granted to employees.

        AES adopted SFAS No. 123(R) effective January 1, 2006. For transition purposes, AES elected the modified prospective application method. Under this application method, SFAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. The standard requires companies to recognize compensation cost relating to share-based payment transactions in their financial statements. That cost is measured on the grant date based on the fair value of the equity or liability instruments issued and are expensed on a straight-line basis over the requisite service period, net of estimated forfeitures.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In addition, effective January 1, 2006, AES adopted FASB Staff Position ("FSP") No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, ("FSP SFAS 123(R)-3"), which provides the Company the option to use the "short-cut method" for calculating the historical pool of windfall tax benefits upon adoption of FAS 123(R).

        Prior to January 1, 2006, the Company accounted for our share-based compensation awards under the fair value method in accordance with SFAS No. 123, which it adopted on January 1, 2003. The Company accounted for forfeitures on an actual basis, and therefore reversed compensation expense in the period an award was forfeited.

        SALES OF STOCK BY A SUBSIDIARY—The issuance or sale of previously unissued shares of stock by a subsidiary of the Company are accounted for as capital transactions as permitted by SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, ("SAB No. 51"). Sales of stock of a subsidiary when no new shares are issued are not treated as capital transactions and may result in either a gain or loss on the sale.

        PENSION AND OTHER POSTRETIREMENT PLANS—The Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, ("SFAS No. 158"), effective December 31, 2006, which requires recognition of an asset or liability in the balance sheet reflecting the funded status of pension and other postretirement benefits plans with current-year changes in the funded status recognized in accumulated other comprehensive income. The plan assets are recorded at fair value. The Company recognized a cumulative adjustment to adopt the recognition provisions of SFAS No. 158 as of December 31, 2006. AES will adopt the measurement date provisions of the standard for the fiscal year ending December 31, 2008.

  NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 157: Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

        The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company's mark-to-model value. The standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy, with expanded disclosure for those measurements based on unobservable data.

        SFAS No. 157 will apply to our interim and annual financial statements for periods beginning after January 1, 2008. There is no cumulative impact of the adoption of SFAS No. 157 for AES. In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP No. 157-1") and FSP No. 157-2,

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective Date of FASB Statement No. 157, ("FSP No. 157-2".) FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, ("SFAS No. 13") and most other accounting pronouncements that address fair value measurement of leases from the scope of SFAS No. 157. The FSP was issued because the FASB had not intended SFAS No. 157 to change lease accounting. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, or January 1, 2009 for AES.

SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115, ("SFAS No. 159"), which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. As allowed by the standard, the Company has elected not to adopt SFAS No. 159 for the measurement of any eligible assets or liabilities.

SFAS No. 141(R): Business Combination and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

        In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS No. 141(R)") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, ("SFAS No. 160"). SFAS No. 141(R) will significantly change how business acquisitions are accounted for at the acquisition date and in subsequent periods. The standard changes the accounting at the acquisition date to a fair value based approach rather than the cost allocation approach currently used. Other differences include changes in the accounting for acquisition related costs, contingencies and income taxes, among other things. SFAS No. 160 changes the accounting and reporting for minority interests, which will now be classified as a component of equity and will be referred to as non-controlling interests. SFAS No. 141(R) and SFAS No. 160 will be effective for public and private companies for fiscal years beginning on or after December 15, 2008 or January 1, 2009 for AES. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements for existing minority interests which will require retroactive adoption. Early adoption is prohibited. AES has not begun its analysis of the potential future impact of SFAS No. 141(R) and SFAS No. 160.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restatement of Consolidated Financial Statements and Reclassification of Certain Subsidiaries Held for Sale

  Background

        The Company has previously identified certain material weaknesses related to its system of internal control over financial reporting. As described in the Company's 2006 Form 10-K/A filed on August 7, 2007, the following five material weaknesses were reported:

  •
  A Lack of Detailed Accounting Records for Certain Holding Companies;

  •
  Contract Accounting;

  •
  A Lack of Controls and Procedures Related to Granting and Reporting of Share-Based Compensation;

  •
  Treatment of Intercompany Loans Denominated in Other Than the Entity's Functional Currency; and

  •
  Aggregation of Control Deficiencies at our Cameroonian Subsidiary.

        As of December 31, 2007 the Company has remediated the following three material weaknesses:

  •
  Treatment of Intercompany Loans Denominated in Other Than the Entity's Functional Currency;

  •
  A Lack of Controls and Procedures Related to Granting and Reporting of Share-Based Compensation; and

  •
  Aggregation of Control Deficiencies at our Cameroonian Subsidiary.

        Accordingly, the following two material weaknesses remain unremediated as of December 31, 2007:

  •
  A Lack of Detailed Accounting Records for Certain Holding Companies; and

  •
  Contract Accounting.

  Restatement Discussion

        In 2005, the Company prepared and documented its accounting analysis of a power purchase agreement ("the Deepwater Agreement") between AES Deepwater, one of our generation businesses in Deepwater, Texas; and a third party. The assessment of the Deepwater Agreement included an analysis of whether the contract is a derivative under provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). Because the penalty clause in the Deepwater Agreement does not contain specific volumes upon which the penalties would be based, the Company concluded that these penalty provisions are not specific enough to be valued. Accordingly, the Company determined that the Deepwater Agreement was not a derivative under SFAS No. 133.

        As part of the 2007 year-end closing process and in connection with the remediation of the Company's material weakness for contract accounting (see Item 9A Controls and Procedures for further discussion of this material weakness), the Company reviewed several hundred contracts relative to the risk of additional errors. The Deepwater Agreement received a second review as part of this

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

process. In that review, the Company determined that there was no intent by the contracting parties to create a derivative contract, that the penalty clause had not changed, and that no penalties had been triggered under the Deepwater Agreement. The Company now believes, that even though there is no explicit formula for calculating penalties in the Deepwater Agreement, a minimum volume could be inferred from certain capacity requirement provisions in the Deepwater Agreement. Under this accounting interpretation, the penalty can be valued, making the contract subject to derivative accounting treatment. Accordingly, the Company has concluded that the Deepwater Agreement will be treated as a derivative under SFAS No. 133, valued and marked-to-market resulting in an adjustment to previously reported results. The impact of the Deepwater Adjustment resulted in an increase of approximately $30 million and a decrease of approximately $25 million to income from continuing operations and net income in 2006 and 2005, respectively.

        In addition to the Deepwater Adjustment, the Company has identified a number of smaller non-cash adjustments to its prior period financial statements ("Other Adjustments"), none of which is individually material. In the aggregate (excluding the Deepwater Adjustment) these out-of-period adjustments are not material to the Company's financial statements. Many of these errors were identified during the Company's remediation of previously identified material weaknesses, while others were identified during the year-end closing process, including errors relating to depreciation and accounting for judicial deposits in Brazil. We generally recognize these adjustments in the period in which they were identified. Because the Deepwater Adjustment has required a restatement, we also are recording these Other Adjustments in the proper periods. The Company has also entered into an agreement to sell two indirect wholly-owned subsidiaries with operations in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP. As required by SFAS No. 144, presentation of the assets and liabilities of these businesses are classified as held for sale.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table details the impact of the restatement on the Company's Consolidated Statements of Operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006				Year Ended December 31, 2005
	December 31, 2007 Restatement				December 31, 2007 Restatement
	2006 Form 10-K/A	Deepwater	Other Adjustments	2007 Form 10-K	2006 Form 10-K/A	Deepwater	Other Adjustments	2007 Form 10-K
Revenues:
Regulated	$6,198	$—	$(44)	$6,154	$5,617	$—	$(33)	$5,584
Non-Regulated	5,366	52	4	5,422	4,703	(44)	4	4,663

Total revenues	11,564	52	(40)	11,576	10,320	(44)	(29)	10,247

Cost of Sales:
Regulated	(4,114)	—	39	(4,075)	(4,021)	—	18	(4,003)
Non-Regulated	(4,052)	—	(15)	(4,067)	(3,371)	—	(3)	(3,374)

Total cost of sales	(8,166)	—	24	(8,142)	(7,392)	—	15	(7,377)

Gross margin	3,398	52	(16)	3,434	2,928	(44)	(14)	2,870

General and administrative expenses	(305)	—	4	(301)	(225)	—	4	(221)
Interest expense	(1,763)	—	(6)	(1,769)	(1,826)	—	(2)	(1,828)
Interest income	426	—	8	434	375	—	6	381
Other expense	(449)	—	(3)	(452)	(110)	—	1	(109)
Other income	106	—	10	116	157	—	—	157
Gain on sale of investments	98	—	—	98	—	—	—	—
Loss on sale of subsidiary stock	(539)	—	4	(535)	—	—	—	—
Impairment expense	(28)	—	11	(17)	(16)	—	—	(16)
Foreign currency transaction losses on net monetary position	(88)	—	8	(80)	(145)	—	2	(143)
Equity in earnings of affiliates	72	—	1	73	71	—	(5)	66

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	928	52	21	1,001	1,209	(44)	(8)	1,157
Income tax expense	(334)	(22)	(6)	(362)	(483)	19	(9)	(473)
Minority interest expense	(459)	—	(4)	(463)	(324)	—	5	(319)

INCOME FROM CONTINUING OPERATIONS	135	30	11	176	402	(25)	(12)	365
Income from operations of discontinued businesses, net of income tax	105	—	2	107	188	—	—	188
Loss from disposal of discontinued businesses, net of income tax	(57)	—	—	(57)	—	—	—	—

INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	183	30	13	226	590	(25)	(12)	553
Extraordinary items, net of income tax	21	—	—	21	—	—	—	—

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	204	30	13	247	590	(25)	(12)	553
Cumulative effect of change in accounting principle, net of income tax	—	—	—	—	(3)	—	(1)	(4)

Net income	$204	$30	$13	$247	$587	$(25)	$(13)	$549

BASIC EARNINGS PER SHARE:
Income from continuing operations, net of tax	$0.21	$0.05	$0.01	$0.27	$0.62	$(0.04)	$(0.02)	$0.56
Discontinued operations, net of tax	0.07	—	—	0.07	0.29	—	—	0.29
Extraordinary item, net of tax	0.03	—	—	0.03	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.01)	—	—	(0.01)

BASIC EARNINGS PER SHARE	$0.31	$0.05	$0.01	$0.37	$0.90	$(0.04)	$(0.02)	$0.84

DILUTED EARNINGS PER SHARE:
Income from continuing operations, net of tax	$0.20	$0.04	$0.03	$0.27	$0.61	$(0.04)	$(0.01)	$0.56
Discontinued operations, net of tax	0.07	—	—	0.07	0.28	—	—	0.28
Extraordinary item, net of tax	0.03	—	—	0.03	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.01)	—	—	(0.01)

DILUTED EARNINGS PER SHARE	$0.30	$0.04	$0.03	$0.37	$0.88	$(0.04)	$(0.01)	$0.83

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Other Adjustments in the table above include the following:

  •
  Regulated revenues: We recorded reclass adjustments related to bad debts that were previously written off and subsequently recovered in cash. We originally recorded these recoveries in regulated revenue. The effect of this adjustment was to reclass these bad debt recoveries from regulated revenue to cost of sales. The impact of this adjustment was a decrease to regulated revenue and a decrease to cost of sales of $41 million and $29 million, for the years ended December 31, 2006 and 2005, respectively.

  •
  Regulated cost of sales and other income: We recorded adjustments in connection with the correction of errors related to the reconciliation of judicial deposits at Eletropaulo, our business in Brazil. Cash deposits were placed on reserve, as required by Brazilian Courts, as a result of pending civil or labor claims against the business. Upon settlement of the claims, appropriate expense was not recognized by the business. Additionally, related interest income on the deposited funds was not recognized appropriately. The net impact on continuing operations and net income for the years ended December 31, 2006 and 2005 was an increase of $5 million and $1 million, respectively.

  •
  Impairment expense: We recorded an adjustment of $11 million to reduce impairment expense and increase in non-regulated cost of sales in 2006. We originally reported the cost associated with a plant outage to impairment expense instead of cost of sales.

  •
  Embedded derivatives: In addition to the adjustment related to the Deepwater Agreement, we recorded other adjustments related to contract accounting as a result of the identification of embedded derivatives in two of the contracts that were reviewed. Through our on-going remediation efforts related to contract accounting, we identified two additional contracts that contained embedded derivatives that were not identified at the time of the initial contract review. The correction of these errors resulted in an increase of $2 million and a decrease of $8 million to continuing operations and net income for the years ended December 31, 2006 and 2005, respectively.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table details the impact of the restatement and certain reclassifications of businesses held for sale on the Company's Consolidated Balance Sheet as of December 31, 2006:

	As of December 31, 2006
			Held for Sale
	2006 Form 10-K/A				2007 Form 10-K
		Restatement	Maikuben	Ekibastuz
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,379	$—	$(2)	$(19)	$1,358
Restricted cash	548	—	—	—	548
Short-term investments	640	—	—	—	640
Accounts receivable, net of reserves of $232	1,769	(1)	(1)	(2)	1,765
Inventory	471	(11)	(3)	(12)	445
Receivable from affiliates	76	15	—	—	91
Deferred income taxes—current	208	6	—	—	214
Prepaid expenses	109	1	—	(4)	106
Other current assets	927	3	(1)	(2)	927
Current assets of held for sale and discontinued businesses	438	—	7	39	484

Total current assets	6,565	13	—	—	6,578

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	928	—	—	(7)	921
Electric generation and distribution assets	21,835	(230)	(69)	(72)	21,464
Accumulated depreciation	(6,545)	84	14	20	(6,427)
Construction in progress	979	25	(1)	(16)	987

Property, plant and equipment, net	17,197	(121)	(56)	(75)	16,945

Other assets:
Deferred financing costs, net of accumulated amortization of $188	279	33	(1)		311
Investments in and advances to affiliates	595	(4)	—	—	591
Debt service reserves and other deposits	524	(9)	—	—	515
Goodwill	1,416	—	—	(2)	1,414
Other intangible assets, net of accumulated amortization of $228	298	207	—	(7)	498
Deferred income taxes—noncurrent	602	(1)	—	—	601
Other assets	1,634	(46)	—	(1)	1,587
Noncurrent assets of held for sale and discontinued businesses	2,091	1	57	85	2,234

Total other assets	7,439	181	56	75	7,751

TOTAL ASSETS	$31,201	$73	$—	$—	$31,274

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$795	$(2)	$—	$(5)	$788
Accrued interest	404	—	—	—	404
Accrued and other liabilities	2,131	19	(3)	(4)	2,143
Non-recourse debt-current portion	1,411	4	(3)	(10)	1,402
Current liabilities of held for sale and discontinued businesses	288	—	6	19	313

Total current liabilities	5,029	21	—	—	5,050

LONG-TERM LIABILITIES
Non-recourse debt	9,834	24	(11)	(7)	9,840
Recourse debt	4,790	—	—	—	4,790
Deferred income taxes-noncurrent	803	28	(13)	(9)	809
Pension liabilities and other post-retirement liabilities	844	—	—	—	844
Other long-term liabilities	3,554	6	(1)	(3)	3,556
Long-term liabilities of held for sale and discontinued businesses	434	1	25	19	479

Total long-term liabilities	20,259	59	—	—	20,318

Minority Interest (including discontinued businesses of $175	2,948	(21)	—	—	2,927
Commitments and Contingent Liabilities (see Notes 12 and 13)
STOCKHOLDERS' EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 665,126,309 shares issued and outstanding at December 31, 2006	7	—	—	—	7
Additional paid-in capital	6,654	5	—	—	6,659
Accumulated deficit	(1,096)	3	—	—	(1,093)
Accumulated other comprehensive loss	(2,600)	6	—	—	(2,594)

Total stockholders' equity	2,965	14	—	—	2,979

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$31,201	$73	$—	$—	$31,274

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The discussion below highlights the impact of certain adjustments on the Company's Consolidated Balance Sheet as of December 31, 2006. These errors were neither material individually, or in the aggregate. The primary adjustments recorded were as follows:

  •
  We corrected an error to properly account for one of our transmission leases as a capital lease as opposed to an operating lease. The net impact of this adjustment was in increase to property, plant and equipment, net and non-recourse debt of $28 million.

  •
  We recorded an adjustment to reclassify certain intangible assets that were incorrectly included as property, plant and equipment to other intangible assets, net. The impact of this adjustment was a decrease to property, plant and equipment, net and an increase to other intangible assets $187 million.

  •
  The impact of the Deepwater Adjustment on the Company's Consolidated Balance Sheet as of December 31, 2006 was a decrease to current liabilities of $23 million and a decrease to long term liabilities of $25 million. The impact on the Company's Consolidated Balance Sheet as of December 31, 2005 was an increase to current liabilities of $20 million and an increase to long term liabilities of $23 million.

  •
  We have updated our disclosure in Note 8-Long-term Debt regarding our accounting for AES Trust III and AES Trust VII (the TECON Trusts') to properly reflect that these trusts are consolidated in the Company's financial statements. We previously reported that the TECON Trusts' were not consolidated. As disclosed, AES's obligations under the Junior Subordinated Debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by AES of the TECON Trusts obligations. This change only impacts the aforementioned disclosure and has no impact on any of the Company's Consolidated Financial Statements.

        The restatement adjustments had no material impact on net cash flows.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

2. INVESTMENTS IN DEBT AND EQUITY SECURITIES

        The following table sets forth the Company's investments as of December 31, 2007 and 2006:

	December 31,
	2007	2006
		(Restated)
	(in millions)
HELD-TO-MATURITY:
Certificates of deposit	$36	$38
Mutual funds	—	2
Government debt securities	—	2

Total Held-To-Maturity	$36	$42
AVAILABLE-FOR-SALE:
Government debt securities(1)	$841	$260
Mutual funds	273	248
Common stock	42	47
Certificates of deposit	147	43
Money market funds	3	34
Other	26	—

Total Available-For-Sale	$1,332	$632
TRADING:
Government debt securities	$6	$4

Total Trading	$6	$4

Total Short-Term Investments	$1,306	$640

Total Long-Term Investments	68	38

TOTAL	$1,374	$678

    (1)
    Of the total available-for-sale government debt securities, Brazil represents $839 million and $260 million as of December 31, 2007 and 2006, respectively.

        These investments are classified as either held-to-maturity, available-for-sale or trading. The available-for-sale and trading investments are measured at fair value and held-to-maturity investments are measured at amortized cost. As of December 31, 2007, the stated maturities for the investments (including restricted investments) ranged from one month to 32 years.

        The amortized cost and estimated fair value of the held-to-maturity investments were approximately the same as of December 31, 2007 and 2006. At December 31, 2007 and 2006, approximately $28 million and $8 million, respectively, of investments classified as held-to-maturity were restricted or pledged as collateral for certain debt arrangements.

        Other comprehensive income included a $3 million gain and a $3 million loss on available-for-sale securities for the years ended December 31, 2007 and 2006, respectively. Proceeds from the sales of available-for-sale securities were $2.3 billion, $1.7 billion and $1.1 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Gross realized gains on these sales were zero for the

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

2. INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)

years ended December 31, 2007 and 2006, and $31 million for the year ended December 31, 2005. The Company uses the specific identification method to determine the cost of the securities.

        The Company made its first significant investment in the greenhouse gas ("GHG") emission area, acquiring a 9.9% ownership interest in AgCert International ("AgCert") for $52 million in May 2006. AgCert is an Ireland-based company which uses agricultural sources to produce GHG emission offsets under the Kyoto protocol. This investment is classified as a long-term available-for-sale investment and is revalued at the end of each reporting period, with changes in the market value of the investment reflected in accumulated other comprehensive income. These changes are based on the traded market price of the stock, which is traded on the London Stock Exchange. There was a material decline in the market value of these securities, based on a continual decline in the traded market price during the year ended December 31, 2007. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS No. 115"), the Company recognized impairment charges totaling $52 million for the year ended December 31, 2007. Therefore, at December 31, 2007, the net investment balance is zero. This charge is included in "Other Non-operating expenses" on the Consolidated Statement of Operations.

3. INVENTORY

        Inventories primarily consist of coal, fuel oil and other raw materials used to generate power, and spare parts and supplies used to maintain power generation and distribution facilities. Most of the Company's inventories are reflected at the lower of cost or market using either the average cost method (70%) or the first-in, first-out ("FIFO") method (28%). The remaining 2% are valued using actual cost and specific identification.

        The following table summarizes our inventory balances as of December 31, 2007 and 2006:

	December 31,
	2007	2006
		(Restated)
	(in millions)
Coal, fuel oil and other raw materials	$239	$233
Spare parts and supplies	241	212

Total	$480	$445

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

4. REGULATORY ASSETS & LIABILITIES

        The Company has recorded regulatory assets and liabilities that it expects to pass through to its customers in accordance with, and subject to, regulatory provisions as follows:

	December 31,
	2007	2006	Recovery Period
		(Restated)
	(in millions)
REGULATORY ASSETS
Current regulatory assets:
Brazil tariff recoveries(2)
Energy purchases	$168	$72	Over tariff reset period
Transmission costs, regulatory fees and other	127	94	Over tariff reset period
Free energy(3)	—	121	Over tariff reset period
Other(4)	85	191	Various

Total current regulatory assets	$380	$478
Noncurrent regulatory assets:
Defined benefit pension obligations(1)(5)	88	146	To be determined
Deferred Income Taxes(1)(6)	72	81	Various
Brazil tariff recoveries(2)
Energy purchases	47	147	Over tariff reset period
Transmission costs, regulatory fees and other	39	81	Over tariff reset period
Other(4)	106	106	Various

Total noncurrent regulatory assets	352	561

TOTAL REGULATORY ASSETS	$732	$1,039

REGULATORY LIABILITIES
Current regulatory liabilities:
Efficiency program costs(7)	$145	$130	Over tariff reset period
Brazil tariff recoveries(2)
Energy purchases	62	64	Over tariff reset period
Transmission costs, regulatory fees and other	62	35	Over tariff reset period
Other(4)	39	130	Various

Total current regulatory liabilities	$308	$359
Noncurrent regulatory liabilities:
Asset retirement obligation(8)	443	420	Over book life of assets
Brazil special obligations(9)	351	276	To be determined
Brazil tariff recoveries(2)
Energy purchases	22	6	Over tariff reset period
Transmission costs, regulatory fees and other	7	11	Over tariff reset period
Other(4)	23	8	Various

Total noncurrent regulatory liabilities	$846	$721

TOTAL REGULATORY LIABILITIES	$1,154	$1,080

(1)
Past expenditures on which the Company does not earn a rate of return.

(2)
Recoverable per ANEEL regulations through the Annual Tariff Adjustment ("IRT"). These costs are generally non-controllable costs and primarily consist of purchased electricity, energy transmission costs, and sector costs that are

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

4. REGULATORY ASSETS & LIABILITIES (Continued)

  considered volatile. These costs are recovered in 24 installments through the annual IRT process and are amortized over the tariff reset period.

(3)
Costs incurred by our Brazilian subsidiaries associated with monthly energy price variances between the wholesale energy market prices owed to the power generation plants producing free energy and the capped price reimbursed by the local distribution companies which are passed through to the final customers through energy tariffs.

(4)
Include assets with and without a rate of return. Those with a rate of return represent miscellaneous costs primarily relating to margin recovery at our Brazilian subsidiary that were incurred prior to the IRT rationing period in October 2001. ANEEL allowed the recovery of these costs through an extraordinary tariff increase. Other current regulatory assets that do not earn a rate of return were $76 million and $50 million, as of December 31, 2007 and 2006, respectively. Other noncurrent regulatory assets that do not earn a rate of return were $82 million and $73 million, as of December 31, 2007 and 2006, respectively. Those without a rate of return that are recoverable based on specific rate orders primarily consist of the following:

•
Deferred fuel costs: expected to be recovered through future fuel adjustment charges. In El Salvador, the deferred fuel adjustment represents the variance between the actual fuel costs and the fuel costs recovered in the tariffs. The variance is recovered through a reset of the future tariff each six months. In the United States, deferred fuel costs at IPL represent variances between estimated and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates.

•
Transmission service costs and other administrative costs from IPL's participation in the Midwest ISO market. Recovery of costs is probable, but not yet determined.

(5)
SFAS No. 71 allows the defined pension and postretirement benefit obligation to be recorded as a regulatory asset equal to the previously unrecognized actuarial gains and losses and prior service costs that are expected to be recovered through future rates. Pension expense is recognized based on the plan's actuarially determined pension liability. Recovery of costs is probable, but not yet determined.

(6)
Probable of recovery through future rates, based upon established regulatory practices, which permit the recovery of current taxes. This asset is offset by a deferred tax liability and is expected to be recovered, without interest, over the period book-tax timing differences reverse and become current taxes.

(7)
Excess of costs incurred to improve the efficiency of our plants in Brazil that are recovered as part of the IRT.

(8)
Non-legal asset retirement obligation for removal costs which do not have an associated legal retirement obligation as defined by SFAS No. 143.

(9)
Obligations established by ANEEL in Brazil associated with electric utility concessions and represent amounts received from customers or donations not subject to return. These donations are allocated to support energy network expansion and to improve utility operations to meet customers' needs. The maturity term is established by ANEEL whose settlement shall occur when the concession ends.

        The current portion of regulatory assets and liabilities are recorded in either other current assets or accrued and other liabilities, respectively, on the accompanying consolidated balance sheets. The noncurrent portion of the regulatory assets and liabilities is recorded in either other assets or other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

4. REGULATORY ASSETS & LIABILITIES (Continued)

        The following table summarizes regulatory assets by region as of December 31, 2007 and 2006:

	December 31,
	2007	2006
		(Restated)
	(in millions)
Latin America	$441	$714
North America	286	325
Europe & Africa	5	—
Asia	—	—

Total regulatory assets	$732	$1,039

        The following table summarizes regulatory liabilities by region as of December 31, 2007 and 2006:

	December 31,
	2007	2006
		(Restated)
	(in millions)
Latin America	$709	$659
North America	445	421
Europe & Africa	—	—
Asia	—	—

Total regulatory liabilities	$1,154	$1,080

5. PROPERTY, PLANT & EQUIPMENT

        The following table summarizes the components of the electric generation and distribution assets and other, the related rates of depreciation and estimated useful lives:

		December 31,
	Estimated Useful Life
		2007	2006
			(Restated)
		(in millions)
Electric generation and distribution facilities	3 - 50 yrs.	$22,216	$19,243
Other buildings	5 - 50 yrs.	1,845	1,666
Furniture, fixtures and equipment	3 - 30 yrs.	493	387
Other	2 - 50 yrs.	142	168

Total electric generation and distribution assets and other		24,696	21,464
Accumulated depreciation		(7,502)	(6,427)

Net electric generation and distribution assets and other(1)		$17,194	$15,037

(1)
Net electric generation and distribution assets related to Ekibastuz and Maikuben of $151 million and $108 million as of December 31, 2007 and 2006, respectively, are excluded from the table

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

5. PROPERTY, PLANT & EQUIPMENT (Continued)

  above and are included in the noncurrent assets and liabilities of held for sale and discontinued businesses. Net electric generation and distribution assets related to EDC and Central Valley of $1.7 billion as of December 31, 2006, are also excluded from the table above and are included in the noncurrent assets and liabilities of held for sale and discontinued businesses.

        The following table summarizes interest capitalized during development and construction on qualifying assets for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Interest capitalized during development & construction	$86	$50	$28

        Recoveries of liquidating damages from construction delays and government subsidies are reflected as a reduction in the related projects' construction costs. Approximately $11.6 billion of property, plant and equipment, net of accumulated depreciation, was mortgaged, pledged or subject to liens as of December 31, 2007.

        Depreciation expense was $885 million, $788 million and $728 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table summarizes regulated and non-regulated generation and distribution facilities assets and accumulated depreciation as of December 31, 2007 and 2006:

	December 31,
	2007	2006
		(Restated)
	(in millions)
Regulated assets	$10,589	$9,021
Regulated accumulated depreciation	(4,132)	(3,508)

Regulated generation, distribution assets, and other, net	6,457	5,513

Non-regulated assets	14,107	12,443
Non-regulated accumulated depreciation	(3,370)	(2,919)

Non-regulated generation, distribution assets, and other, net	10,737	9,524

Total generation and distribution assets, and other, net	$17,194	$15,037

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES

        Asia Pacific Exploration Consolidated, LP.—In September 2007, the Company purchased a 26% interest in Asia Pacific Exploration Consolidated LP ("APEC"), a new investment comprised of a series of options to invest in up to five production sharing contracts. The Company's initial investment was approximately $1.4 million as of December 31, 2007.

        IC Ictas Energy Group.—In May 2007, the Company purchased a 51% interest in IC Ictas Enerji Uretim ve Ticaret A.S. ("IC Ictas Enerji") and IC Ictas Elektrik Toptan Satis ve Ticaret A.S. ("IC

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

Elektrik Toptan") in Turkey (collectively, "IC Ictas Energy Group") for $76 million. IC Ictas Enerji holds 100% of the equity interest in multiple operating hydroelectric entities and a pipeline of future hydroelectric power facilities in Turkey. IC Elektrik Toptan is an electricity wholesale company which effectively acts as a broker for the sale of the output from the IC Ictas Enerji facilities to the ultimate offtaker, the Turkish Electricity Distribution Company. AES is not the primary beneficiary of IC Ictas Enerji or IC Elektrik Toptan.

        Guohua AES (Huanghua) Wind Power Co., Ltd.—In May 2007, the Company entered into a joint venture ("AES Huanghua") that is primarily engaged to develop, construct, own and operate wind farms in China. The Company owns a 49% equity interest in AES Huanghua through its subsidiary, AES Black Sea Holding BV. The Company's initial investment was approximately $4 million at December 31, 2007.

        Cartagena Energia.—The Company owns 71% of Cartagena Energia ("Cartagena") a 1200 MW power plant in Cartagena, Spain completed in November 2006. The Company's initial investment in Cartagena was approximately $29 million. The sole customer of the plant has been determined to be the primary beneficiary due to their absorption of commodity price risk.

        US Wind Force, LLC.—In December 2006, the Company sold its 33% ownership interest in US Wind Force, LLC ("US Wind"), a private company that focuses on developing wind energy projects in the United States. The sale resulted in a gain of $1 million.

        InnoVent SAS—In October 2006, the Company purchased a 40% interest in InnoVent SAS, a privately held developer of wind energy projects in France, for approximately $19 million. In addition, as part of the transaction, the Company received the option to purchase a majority ownership in the underlying wind farm projects at a future date.

        Empresa Generadora de Electricidad Itabo S.A.—In May 2006, the Company, through its wholly-owned subsidiary, AES Grand Itabo, purchased an additional 25% interest in Empresa Generadora de Electricidad Itabo S.A. ("Itabo"), a power generation business located in the Dominican Republic for approximately $23 million. Prior to May, the Company held a 25% interest in Itabo indirectly through its Gener subsidiary in Chile and had accounted for the investment using the equity method of accounting. As a result of the transaction, while AES has a 48% economic interest in Itabo, it now has a majority voting interest, requiring consolidation. On October 26, 2007, the Company sold approximately 10.18% of its shares in AES Gener for $306 million, reducing the Company's ownership percentage of AES Gener to approximately 80% and thereby reducing the Company's economic interest in Itabo to 45%. Through the purchase date in May 2006, the Company's initial 25% share in Itabo's net income was included in the "Equity in earnings from affiliates" line item on the consolidated income statements. Subsequent to the Company's purchase of the additional 25% interest, Itabo is reflected as a consolidated entity included at 100% in the Consolidated Financial Statements, with an offsetting charge to minority interest expense for the minority shareholders' interest. The Company completed a valuation to determine the purchase price allocation for the additional 25% investment. The valuation resulted in the fair value of assets acquired less the liabilities assumed, exceeding the $23 million purchase price. The excess was allocated on a pro rata basis to reduce the assets acquired except for financial assets, deferred tax assets and current assets to zero. The remaining

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

$21 million of excess purchase price was recognized as an after-tax extraordinary gain on the transaction in the second quarter of 2006.

        Kingston Cogeneration Limited Partnership.—In March 2006, the Company's wholly-owned subsidiary, AES Kingston Holdings, B.V., sold its 50% indirect ownership interest in Kingston Cogeneration Limited Partnership ("KCLP"), a 110 MW cogeneration plant located in Ontario, Canada. AES received $110 million in net proceeds for the sale of its investment and recognized a pre-tax gain of $87 million on the sale.

        AES Barry Ltd.—In July 2003, the Company signed an amended credit agreement related to the outstanding debt of AES Barry Ltd. ("Barry"), a 230 MW gas-fired combined cycle power plant in the United Kingdom. Although the Company maintains 100% ownership of Barry, as a result of the amended credit agreement, no material financial or operating decisions can be made without the banks' consent, and the Company no longer controls Barry. Consequently, the Company discontinued consolidating the business's results and began using the equity method to account for the unconsolidated majority-owned subsidiary.

        Companhia Energetica de Minas Gerais.—The Company is a party to a joint venture/consortium agreement through which the Company has an equity investment in Companhia Energetica de Minas Gerais ("CEMIG"), an integrated utility in Minas Gerais, Brazil. In the fourth quarter of 2002, a series of events occurred related to the CEMIG investment and the Company determined there was an other than temporary impairment of their investment. The Company wrote down its investment in CEMIG to fair market value. Additionally, AES established a valuation allowance against a deferred tax asset related to the CEMIG investment. The total amount of these charges, net of tax, was $587 million. As a result of these charges, the Company's investment in CEMIG, net of debt used to finance the CEMIG investment, is negative.

        Although our interest in CEMIG is below the 20% threshold for presumption of significant influence, AES has significant influence over the operational and financial policies of CEMIG through representation on the board of directors of CEMIG. The Company's equity investment in CEMIG, net of $484 million of debt used to finance the investment, is $(484) million at December 31, 2007.

50%-or-less Owned Subsidiaries

        The following table summarizes financial information of the entities in which the Company has the ability to exercise significant influence but does not control, and that are accounted for using the equity method. It excludes information related to the CEMIG business because the Company has discontinued

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

the application of the equity method in accordance with its accounting policy regarding equity method investments.

Years ended, December 31,	Revenues		Gross Margin		Net Income
	(in millions)
2007	$988		$255		$194
2006 (Restated)	938	(1)	275	(1)	202	(1)
2005 (Restated)	1,051		332		163

    (1)
    Includes information pertaining to KCLP through March 2006, Itabo through May 2006, and US Wind through December 2006.

December 31,	2007	2006
		(Restated)
	(in millions)
Current assets	$541	$374
Noncurrent assets	1,995	1,846
Current liabilities	278	240
Noncurrent liabilities	1,005	913
Minority interest	(132)	(116)
Stockholders' equity	1,385	1,183

Majority-owned Unconsolidated Subsidiaries

        The following table summarizes financial information of the Company's majority-owned unconsolidated subsidiaries that are accounted for using the equity method. It includes information related to Barry, Cartagena, Cili and IC Ictas Energy Group.

Years ended, December 31,	Revenues	Gross Margin	Net Loss
	(in millions)
2007	$145	$57	$(17)
2006 (Restated)	16	(5)	(22)
2005 (Restated)	—	(6)	(18)

December 31,	2007	2006
		(Restated)
	(in millions)
Current assets	$146	$83
Noncurrent assets	1,164	906
Current liabilities	267	295
Noncurrent liabilities	1,015	817
Minority interest	(14)	(12)
Stockholders' equity	42	(111)

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

        The following table summarizes the relevant effective equity ownership percentages for the Company's investments accounted for under the equity method as of December 31, 2007, 2006 and 2005.

		December 31,
Affiliate	Country	2007	2006	2005
APEC	United States	26.06	—	—
Barry	United Kingdom	100.00	100.00	100.00
Cartagena	Spain	70.81	70.81	70.81
Cemig	Brazil	9.57	9.57	9.57
Chigen affiliates	China	27.00	25.00	25.00
EDC affiliate	Venezuela	—(1)	41.08	43.00
Elsta	Netherlands	50.00	50.00	50.00
Gener affiliate	Chile	40.06	45.60	49.00
Huanghua	China	49.00	—	—
InnoVent	France	40.00	40.00	—
Itabo	Dominican Republic	—	—(2)	25.00
Kingston Cogen Ltd	Canada	—	—(3)	50.00
OPGC	India	49.00	49.00	49.00
IC Ictas Energy Group	Turkey	51.00	—	—
US Wind	United States	—	—(4)	27.55

(1)
EDC was sold in May 2007.

(2)
Became a consolidated entity in 2nd quarter 2006 due to increased equity ownership.

(3)
Investment was sold in March 2006.

(4)
Investment was sold in December 2006.

        At December 31, 2007, retained earnings included $159 million related to the undistributed earnings of affiliates and distributions received from affiliates were $59 million, $44 million and $82 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        SFAS No. 142 requires that goodwill be evaluated for impairment at the reporting unit level. A reporting unit is an operating segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS No. 131"), or one level below an operating segment. Generally, each AES business constitutes a reporting unit. Reporting units have been acquired generally in separate transactions. In the event that more than one reporting unit is acquired in a single acquisition, the fair value of each reporting unit is determined, and that fair value is allocated to the assets and liabilities of that unit. If the determined fair value of the reporting unit exceeds the amount allocated to the net assets of the reporting unit, goodwill is assigned to that reporting unit.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table summarizes the changes in the carrying amount of goodwill, by segment as of December 31, 2007, 2006 and 2005:

	December 31,
	2007			2006	2005
	Carrying amount	Translation adjustments and Other		Carrying amount	Translation adjustments and Other	Carrying amount
				(Restated)		(Restated)
Latin America—Generation	$905	$(1)		$906	$—	$906
Latin America—Utilities	133	—		133	3	130
North America—Generation	110	—	(1)	110	(10)	120
North America—Utilities	—	—		—	—	—
Europe & Africa—Generation	206	3		203	16	187
Europe & Africa—Utilities	6	—		6	—	6
Asia—Generation	24	—		24	—	24
Corp/Other & eliminations	32	—		32	(3)	35

Total	$1,416	$2		$1,414	$6	$1,408

(1)
Includes goodwill acquired for the period of $11 million related to our acquisition of TEG/TEP.

        The Company conducts its annual goodwill impairment analysis as of October 1st, each year. For the year ended December 31, 2007, the Company had no goodwill impairment. Goodwill impairment of $2 million was recognized during the year ended December 31, 2006 at one of our European generation plants. The fair value of the reporting unit was determined by using a discounted cash flow valuation as current quoted market prices were not available and there was not sufficient evidence that the reporting unit could be bought or sold in the market place between willing third parties. There was no impairment of goodwill during the year ended December 31, 2005.

        The following tables summarize the balances comprising other intangibles in the accompanying consolidated balance sheets for the years ending December 31, 2007 and 2006:

	December 31, 2007
Nature of intangible assets (other than Goodwill)	Gross Balance		Accumulated Amortization	Net Balance
	(in millions)
Sales concessions	$175		$(72)	$103
Software costs	128		(89)	39
All other	464	(1)	(101)	363

Total	$767		$(262)	$505

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	December 31, 2006
Nature of intangible assets (other than Goodwill)	Gross Balance		Accumulated Amortization	Net Balance
	(Restated)
	(in millions)
Sales concessions	$160		$(58)	$102
Software costs	114		(79)	35
All other	452	(1)	(91)	361

Total	$726		$(228)	$498

    (1)
    All other consists primarily of market access, fuel sourcing and other intangible assets acquired upon the Company's acquisition of certain properties in the state of New York in 1999.

        The following table summarizes the estimated amortization expense, broken down by intangible asset category, for 2008 through 2012:

	Estimated amortization expense
Nature of intangible assets (other than Goodwill)	2008	2009	2010	2011	2012
	(in millions)
Sales concessions	$7	$7	$7	$7	$7
Software costs	11	10	9	5	1
All other	15	14	15	15	15

Total	$33	$31	$31	$27	$23

        Intangible asset amortization expense was $43 million, $44 million and $39 million for the years ended December 31, 2007, 2006 and 2005, respectively. Intangible assets included in the tables above that are not subject to amortization consist of emission allowances which had a carrying value of $17 million at December 31, 2007 and $21 million at December 31, 2006.

8. LONG-TERM DEBT

        The Company has two types of debt reported on its balance sheet; non-recourse and recourse debt. Non-recourse debt is used to fund investments and capital expenditures for construction and acquisition of our electric power plants and distribution companies at our subsidiaries. Non-recourse debt is secured by the capital stock, physical assets, contracts and cash flows of the related subsidiary. The risk is limited to the respective business and is without recourse to the Parent Company and other subsidiaries. Recourse debt is direct borrowings by the AES parent corporation and is used to fund development, construction or acquisition and serves as equity investments or loans to the affiliates. This debt is with recourse to the Parent Company and is subordinated to the affiliates' non-recourse debt.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

8. LONG-TERM DEBT (Continued)

  NON-RECOURSE DEBT

        The following table summarizes the non-recourse debt of the Company as of December 31, 2007 and 2006:

			December 31,
	Interest Rate(1)
Non-Recourse Debt		Maturity	2007		2006
					(Restated)
			(in millions)
VARIABLE RATE:(2)
Bank loans	6.26%	2008-2026	$2,812		$3,006
Notes and bonds	13.61%	2010-2041	2,550		2,091
Debt to (or guaranteed by) multilateral or export credit agencies or development banks	6.30%	2010-2027	995		543
Other	6.68%	2008-2023	212		85
FIXED RATE:
Bank loans	8.12%	2008-2023	327		327
Notes and bonds	8.28%	2010-2037	5,244		5,067
Debt to (or guaranteed by) multilateral or export credit agencies or development banks	11.07%	2008	7		17
Other	8.81%	2008-2038	292		106

SUBTOTAL			$12,439	(3)	$11,242	(3)

Less: Current maturities			(1,142)		(1,402)

TOTAL			$11,297		$9,840

(1)
Weighted average interest rate at December 31, 2007.

(2)
The Company has interest rate swaps and interest rate option agreements in an aggregate notional principal amount of approximately $6.5 billion at December 31, 2007. The swap agreements economically change the variable interest rates on the portion of the debt covered by the notional amounts to fixed rates ranging from approximately 3.78% to 6.98%. The option agreements fix interest rates within a range from 4.50% to 4.72%. The agreements expire at various dates from 2008 through 2027.

(3)
Ekibastuz and Maikuben debt of $164 million and $31 million as of December 31, 2007 and 2006, respectively, are excluded from non-recourse debt and are included in current and long-term liabilities of held for sale and discontinued businesses in the accompanying consolidated balance sheets.

        Non-recourse debt borrowings are not direct obligations of AES, the parent corporation, and are primarily collateralized by the capital stock of the relevant subsidiary and in certain cases the physical assets of, and all significant agreements associated with, such business. These non-recourse financings include structured project financings, acquisition financings, working capital facilities and all other consolidated debt of the subsidiaries.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

8. LONG-TERM DEBT (Continued)

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

        As of December 31, 2007 and 2006, approximately $614 million and $761 million, respectively, of restricted cash was maintained in accordance with certain covenants of the debt agreements, and these amounts were included within restricted cash and debt service reserves and other deposits in the accompanying consolidated balance sheets.

        Various lender and governmental provisions restrict the ability of the Company's subsidiaries to transfer their net assets to the Parent Company. Such restricted net assets of subsidiaries amounted to approximately $6 billion at December 31, 2007.

        The following table summarizes the Company's subsidiary non-recourse debt in default as of December 31, 2007 and 2006:

		December 31, 2007			December 31, 2006
	Primary Nature of Default
Subsidiary		Default		Net Assets	Default	Net Assets
					(Restated)
		(in millions)
Ebute	Covenant	$43		$177	$—	$—
Edes	Payment	—	(1)	45	87	(74)
Ekibastuz	Covenant	1	(2)	(112)	—	—
Hefei	Payment	—		—	4	23
Kelanitissa	Covenant	57		42	61	40
Maikuben	Covenant	17	(3)	11	—	—
Tisza II	Material adverse change	—		—	93	138

Total		$118			$245

(1)
Edes had less than $1 million of debt that was in default as of December 31, 2007

(2)
Only a portion of Ekibastuz debt is currently in default and is included in current liabilities held for sale and discontinued businesses.

(3)
Maikuben debt in default is included in current liabilities of held for sale and discontinued businesses in the accompanying consolidated balance sheets.

        Ebute, our Nigerian subsidiary was in violation of its debt covenants as of December 31, 2007 and received a waiver that extended the period at which the business would be required to meet its debt covenants through September 15, 2008. Total debt under default waived was $43 million as of December 31, 2007. It is more than likely that the debt covenant default will be subsequently cured upon expiration of the waiver.

        None of the subsidiaries that are currently in default is a material subsidiary under AES's corporate debt agreements whose defaults would trigger an event of default or permit acceleration

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

8. LONG-TERM DEBT (Continued)

under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary" and thereby upon an acceleration of its non-recourse debt trigger an event of default and possible acceleration of the indebtedness under the AES parent company's outstanding debt securities.

        Future principal payments on non-recourse debt as of December 31, 2007 are set forth in the table below:

December 31,	Annual Maturities
(in millions)
2008	$1,142
2009	623
2010	1,087
2011	1,177
2012	751
Thereafter	7,659

Total long-term debt	$12,439

        As of December 31, 2007, AES subsidiaries had approximately $759 million and $283 million of unused letters and lines of credit, respectively that were available primarily as working capital facilities.

        Total amortization of deferred debt refinancing costs for recourse and non-recourse debt that includes amortization expense for debt premiums and discounts recognized on the income statement was approximately $3.5 million, $2.6 million and less than $1 million for the years ended December 31, 2007, 2006, and 2005 respectively.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

8. LONG-TERM DEBT (Continued)

  RECOURSE DEBT

        The following table summarizes the recourse debt of the Company as of December 31, 2007 and 2006:

			December 31,
	Range of Interest Rates
RECOURSE DEBT		Maturities	2007	2006
				(Restated)
			(in millions)
Senior Secured Term Loan	LIBOR + 1.75%	2011	$200	$200
Second Priority Senior Secured Notes	8.75%	2013	753	1,800
Senior Unsecured Notes	7.75%—9.50%	2008-2017	3,877	2,066
Term Convertible Trust Securities	6.00%—6.75%	2008-2029	730	731
Unamortized discounts			(5)	(7)

SUBTOTAL			5,555	4,790

Less: Current maturities			(223)	—

Total			$5,332	$4,790

        On October 16, 2007, the Company made an offer to repurchase for cash up to $1.24 billion aggregate principal amount of the 8.75% Senior Notes due 2008 (the "2008 Notes"), the 9.00% Second Priority Senior Secured Notes due 2015 (the "2015 Notes") and 8.75% Second Priority Senior Secured Notes due 2013 (the "2013 Notes" and together with the 2015 Notes, the "Second Priority Notes"). Early settlement for the tender offer was provided on October 30, 2007 with final settlement on November 14, 2007. Pursuant to the terms of the tender offer, the Company repurchased $193 million of the principal amount of the 2008 Notes, the entire $600 million principal amount of the 2015 Notes and $447 million principal amount of the 2013 Notes. The total purchase price for the tender offer was $1.36 billion which included tender premiums and accrued interest of approximately $73 million and $51 million, respectively. The Company recognized a pre-tax loss on the retirement of this debt for the year ended December 31, 2007 of $90 million included in "Other expense" which included $73 million of tender consideration and a $17 million write-off of unamortized deferred financing costs relating to the 2008, 2013 and 2015 Notes. As a result of the final settlement, none of the 2015 Notes, $9.3 million principal amount of the 2008 Notes and $752.6 million principal amount of the 2013 Notes remained outstanding as of December 31, 2007.

        On October 15, 2007, the Company issued $2.0 billion of Senior Unsecured Notes ("Senior Notes") at par value. The private placement of Senior Notes consisted of $500 million principal amount of 7.75% Senior Notes due 2015 and $1.5 billion principal amount of 8.0% Senior Notes due 2017. Deferred financing costs attributable to the issuance of the Senior Notes were approximately $25 million. On December 7, 2007, the Company exchanged the previously issued private placement $2.0 billion senior unsecured notes for registered securities with the same terms through our Form S-4 declared effective on December 19, 2007 filed with the Securities and Exchange Commission.

        The Company entered into a $500 million senior unsecured credit facility agreement effective March 31, 2006. On May 1, 2006, the Company exercised its option to extend the total amount of the senior unsecured credit facility by an additional $100 million to a total of $600 million. At

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

8. LONG-TERM DEBT (Continued)

December 31, 2007, the Company had no outstanding borrowings under the senior unsecured credit facility. The Company had $282 million of letters of credit outstanding against the senior unsecured credit facility as of December 31, 2007. The credit facility is being used to support our ongoing share of construction obligations for AES Maritza East 1 and for general corporate purposes. AES Maritza East 1 is a coal-fired generation project that began construction in the second quarter of 2006.

        The Company's senior secured bank facilities ("Bank Facilities") include the senior secured term loan ("Term Loan") of $200 million and a senior secured revolving credit facility ("Revolving Credit Facility") with available borrowing up to $750 million. As of December 31, 2007, the Revolving Credit Facility accrues interest at LIBOR plus 1.5% and matures in 2010. As of December 31, 2007, there were no outstanding borrowings against the Revolving Credit Facility. The Company had $230 million of letters of credit outstanding against the Revolving Credit Facility and $520 million was available under the Revolving Credit Facility.

        Future principal payments on recourse debt as of December 31, 2007 are set forth in the table below:

December 31,	Annual Maturities
(in millions)
2008	$223
2009	467
2010	423
2011	677
2012	—
Thereafter	3,765

Total long-term debt	$5,555

        As disclosed in the Company's Form 8-K dated March 3, 2008, as a result of the restatement, the Company was in default under its senior secured credit facility and its senior unsecured credit facility due to a breach of a representation related to its financial statements set forth in the credit agreements related to the facilities. The Company has obtained a waiver of these defaults from its lenders under these facilities.

        Certain of the Company's obligations under the Bank Facilities are guaranteed by its direct subsidiaries through which the Company owns its interests in the Shady Point, Hawaii, Warrior Run and Eastern Energy businesses. The Company's obligations under the Bank Facilities and Second Priority Senior Secured Notes are, subject to certain exceptions, secured by:

  (i) all of the capital stock of domestic subsidiaries owned directly by the Company and 65% of the capital stock of certain foreign subsidiaries owned directly or indirectly by the Company; and

  (ii) certain intercompany receivables, certain intercompany notes and certain intercompany tax sharing agreements.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

8. LONG-TERM DEBT (Continued)

        The Bank Facilities are subject to mandatory prepayment as follows:

  •
  Net cash proceeds from sales of assets of or equity interests in IPALCO Enterprises Inc. ("IPALCO"), a Guarantor or any of their subsidiaries must be applied pro rata to repay the Term Loan using 60% of net cash proceeds, provided that the 60% shall be reduced to 50% when and if the parent's recourse debt to cash flow ratio is less than 5:1 and further provided that Lenders shall have the option to waive their pro rata redemption. In the case of sales of assets of or equity interests in IPALCO or any of its subsidiaries, asset sale net cash proceeds remaining after application to the Term Loan facility shall be used to reduce commitments under the Revolver, unless the supermajority of banks otherwise agree or unless the facilities are rated at least Ba1 from Moody's and AES's corporate credit rating is at least BB- from S&P.

        The Bank Facilities contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to:

  •
  limitations on other indebtedness, liens, investments and guarantees;

  •
  limitations on restricted payments such as shareholder dividends, which cannot exceed $25 million plus 5% of cumulative adjusted operating cash flow less interest charges for the period beginning April 1, 2005;

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

        The terms of the Company's Second Priority Senior Secured Notes contain certain restrictive covenants, including limitations on the Company's ability to incur additional secured debt, pay dividends to stockholders, repurchase capital stock or make other restricted payments, incur additional liens, sell assets, enter into transactions with affiliates and enter into sale and leaseback transactions. The Company is currently restricted from making dividend payments in excess of $15 million as the Company is currently in an accumulated deficit position. Restricted payments greater than $15 million must not exceed the sum of 50% of the Company's cumulative net income from April 1, 2003 plus the aggregate net proceeds received from the issuance of capital stock less certain optional repayments of debt.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

8. LONG-TERM DEBT (Continued)

        The terms of the Company's Senior Unsecured Notes contain certain covenants including, without limitation, limitation on the Company's ability to incur liens and enter into sale and leaseback transactions.

        TERM CONVERTIBLE TRUST SECURITIES—During 1999, AES Trust III, a wholly owned special purpose business trust, issued 9 million of $3.375 Term Convertible Preferred Securities ("TECONS") (liquidation value $50) for total proceeds of approximately $518 million and concurrently purchased approximately $518 million of 6.75% Junior Subordinated Convertible Debentures due 2029 (the "6.75% Debentures" of the Company).

        During 2000, AES Trust VII, a wholly owned special purpose business trust, issued 9.2 million of $3.00 TECONS (liquidation value $50) for total proceeds of approximately $460 million and concurrently purchased approximately $460 million of 6% Junior Subordinated Convertible Debentures due 2008 (the "6% Debentures" and collectively with the 6.75% Debentures, the "Junior Subordinated Debentures"). The sole assets of AES Trust III and AES Trust VII (collectively, the "TECON Trusts") are the Junior Subordinated Debentures.

        AES, at its option, can redeem the 6.75% Debentures which would result in the required redemption of the TECONS issued by AES Trust III, currently for $50 per TECON. AES, at its option can redeem the 6% Debentures which would result in the required redemption of the TECONS issued by AES Trust VII, for $50.375 per TECONS as of December 31, 2007, reduced annually by $0.375 to a minimum of $50 per TECON. The TECONS must be redeemed upon maturity of the Junior Subordinated Debentures.

        The TECONS are convertible into the common stock of AES at each holder's option prior to October 15, 2029 for AES Trust III and May 14, 2008 for AES Trust VII at the rate of 1.4216 and 1.0811 respectively, representing a conversion price of $35.171 and $46.25 per share, respectively.

        Dividends on the TECONS are payable quarterly at an annual rate of 6.75% by AES Trust III and 6% by AES Trust VII. The Trusts are each permitted to defer payment of dividends for up to 20 consecutive quarters, provided that the Company has exercised its right to defer interest payments under the corresponding debentures or notes. AES has not exercised the option to defer any dividends at this time. During such deferral periods, dividends on the TECONS would accumulate quarterly and accrue interest, and the Company may not declare or pay dividends on its common stock. All dividends due under the Trust have been paid.

        AES Trust III and AES Trust VII are variable interest entities under FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, ("FIN 46(R)"). AES's obligations under the Junior Subordinated Debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by AES of the TECON Trusts' obligations under the trust securities issued by each respective trust. Accordingly, AES consolidates the results of AES Trust III and AES Trust VII.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

9. DERIVATIVE INSTRUMENTS

        AES utilizes derivative financial instruments to hedge interest rate risk, foreign exchange risk and commodity price risk. The Company utilizes interest rate swap, cap and floor agreements to hedge interest rate risk on floating rate debt. Most of AES's interest rate derivatives are designated and qualify as cash flow hedges. Currency forwards, options and swap agreements are utilized by the Company to hedge foreign exchange risk. The Company utilizes electric and fuel derivative instruments, including swaps, options, forwards and futures, to hedge the risk related to electricity sales and fuel purchases. Most of AES's electric and fuel derivatives are designated and qualify as cash flow hedges.

        Certain derivatives are not designated as hedging instruments, primarily because they do not qualify for hedge accounting treatment as defined by SFAS No. 133. While these instruments economically hedge interest rate risk, foreign exchange risk or commodity price risk, they do contain certain features, primarily the inclusion of written options, which cause them to not qualify for hedge accounting.

        Amounts recognized in accumulated other comprehensive loss due to hedges, after income taxes, during the years ended December 31, 2007, 2006, and 2005, respectively are as follows:

December 31,	Balance, beginning of year	Reclassification to earnings	Reclassification upon sale or disposal	Change in fair value	Balance, December 31
	(in millions)
2007	$(113)	$(52)	$—	$(67)	$(232)
2006 (Restated)	(382)	(6)	(3)	278	(113)
2005 (Restated)	(307)	153	—	(228)	(382)

        Approximately $23 million of the accumulated other comprehensive loss related to derivative instruments as of December 31, 2007 is expected to be recognized as a decrease to income from continuing operations over the next twelve months. This estimate includes estimated gains (losses) of $2 million, $(1) million and $(23) million related to foreign currency, commodity and interest rate instruments, respectively. The balance in accumulated other comprehensive loss related to derivative transactions will be reclassified into earnings as interest expense is recognized for hedges of interest rate risk, as depreciation is recognized for hedges of capitalized interest, as foreign currency transaction and translation gains and losses are recognized for hedges of foreign currency exposure, and as electric and gas sales and purchases are recognized for hedges of forecasted electric and fuel transactions.

        The maximum length of time over which AES is hedging its exposure to variability in future cash flows for forecasted interest, foreign currency and commodity transactions is 15 years, 3 years and 23 years, respectively. For the years ended December 31, 2007, 2006, and 2005, (losses) gains of $(2) million, $3 million, and $0, respectively, were reclassified into earnings as a result of the discontinuance of a cash flow hedge because it was probable that the forecasted transaction would not occur. For the years ended December 31, 2007 and 2006 no fair value hedges were discontinued. The Company recognized after-tax gains of $6 million, $18 million, and $20 million related to the ineffective portion of derivatives qualifying as cash flow and fair value hedges for the years ended December 31, 2007, 2006, and 2005, respectively. The ineffective portion is recognized as interest income or expense for interest rate hedges, foreign currency gains or losses on foreign currency hedges, and non-regulated revenue or non-regulated cost of sales for commodity hedges.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

9. DERIVATIVE INSTRUMENTS (Continued)

        After-tax (losses) gains related to the changes in fair value of derivatives that do not qualify for hedge accounting were $(21) million, $22 million and $(63) million for the years ended December 31, 2007, 2006 and 2005, respectively. The after-tax losses include embedded foreign currency derivatives, interest rate swaps and options, commodity derivatives and embedded derivatives. Gains or losses on derivatives that do not qualify for hedge accounting are recognized as interest income or expense for interest rate derivatives, foreign currency gains or losses on foreign currency derivatives, and revenue or cost of sales for commodity derivatives. The balances in the Consolidated Balance Sheets related to derivative assets and liabilities are further discussed in Note 13—Fair Value of Financial Instruments.

10. COMMITMENTS

        OPERATING LEASES—As of December 31, 2007, the Company was obligated under long-term non-cancelable operating leases, primarily for office rental and site leases. Rental expense for lease commitments under these operating leases for the years ended December 31, 2007, 2006 and 2005 was $64 million, $17 million and $12 million, respectively.

        The table below sets forth the future minimum lease commitments under these operating leases at December 31, 2007 for 2008 through 2012 and thereafter:

December 31,	Future Commitments for Operating Leases
(in millions)
2008	$66
2009	64
2010	63
2011	63
2012	63
Thereafter	358

Total	$677

        CAPITAL LEASES—Several AES subsidiaries lease operating and office equipment and vehicles that are considered capital lease transactions. These capital leases are recognized in Property, Plant and Equipment within "Electric generation and distribution assets" and primarily relate to transmission lines at Eletropaulo in Brazil. The gross value of the leased assets for the years ended December 31, 2007 and 2006 was $69 million and $47 million, respectively.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

10. COMMITMENTS (Continued)

        The following table is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 2007 for 2008 through 2012 and thereafter:

December 31,	Future Minimum Lease Payments
(in millions)
2008	$11
2009	10
2010	8
2011	8
2012	7
Thereafter	129

Total	173
Less: Imputed interest	111

Present value of total minimum lease payments	$62

        SALE/LEASEBACK—In May 1999, a subsidiary of the Company acquired six electric generating stations from New York State Electric and Gas ("NYSEG"). Concurrently, the subsidiary sold two of the plants to an unrelated third party for $666 million and simultaneously entered into a leasing arrangement with the unrelated party. This transaction has been accounted for as a sale/leaseback with operating lease treatment. In May 2007, the subsidiary purchased a portion of the lessor's interest in a trust estate that holds the leased plants. Future minimum lease commitments under the lease agreement are reduced by the subsidiary's interest in the plants. Rental expense was $42 million for the year ended December 31, 2007 and $54 million for each of the years ended December 31, 2006 and 2005.

        The following table summarizes the future minimum lease commitments under sale/leaseback arrangements at December 31, 2007 for 2008 through 2012 and thereafter:

December 31,	Future Minimum Lease Commitments
(in millions)
2008	$39
2009	39
2010	41
2011	43
2012	44
Thereafter	577

Total	$783

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

10. COMMITMENTS (Continued)

        CONTRACTS—Operating subsidiaries of the Company have entered into contracts for the purchase of electricity from third parties. Electricity purchases increased substantially at our Brazil subsidiaries due to the purchase of new energy agreements through auctions with extended terms from 2008 through 2041 and the devaluation of the U.S. Dollar against the Brazilian Real. Purchases in the years ended December 31, 2007, 2006 and 2005 were approximately $2.2 billion, $1.2 billion and $1.1 billion, respectively.

        The table below sets forth the future commitments under these electricity purchase contracts at December 31, 2007 for 2008 through 2012 and thereafter:

December 31,	Future Commitments for Electricity Purchase Contracts
(in millions)
2008	$2,881
2009	2,914
2010	2,672
2011	2,649
2012	2,876
Thereafter	32,232

Total	$46,224

        Operating subsidiaries of the Company have entered into various long-term contracts for the purchase of fuel subject to termination only in certain limited circumstances. Purchases in the years ended December 31, 2007, 2006 and 2005 were $1.3 billion, $844 million and $577 million, respectively.

        The table below sets forth the future commitments under these fuel contracts as of December 31, 2007 for 2008 through 2012 and thereafter:

December 31,	Future Commitments for Fuel Contracts
(in millions)
2008	$1,325
2009	954
2010	924
2011	871
2012	824
Thereafter	6,007

Total	$10,905

        The Company's subsidiaries entered into other various long-term contracts. These contracts are mainly for construction projects, service and maintenance, transmission of electricity and other

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

10. COMMITMENTS (Continued)

operation services. Payments under these contracts for the years ended December 31, 2007, 2006 and 2005 were $840 million, $596 million and $78 million, respectively,

        The table below sets forth the future commitments under these other purchase contracts as of December 31, 2007 for 2008 through 2012 and thereafter:

December 31,	Future Commitments for Other Purchase Contracts
(in millions)
2008	$1,459
2009	920
2010	726
2011	795
2012	866
Thereafter	21,319

Total	$26,085

11. CONTINGENCIES

        ENVIRONMENTAL—The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of December 31, 2007, the Company has recognized liabilities of $17 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts that could be material but cannot be estimated as of December 31, 2007.

        GUARANTEES, LETTERS OF CREDIT—In connection with certain project financing, acquisition, and power purchase agreements, AES has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, AES and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees, letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a subsidiary on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish the subsidiaries' intended business purposes.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

        The following table summarizes the Parent Company's contingent contractual obligations as of December 31, 2007:

Contingent contractual obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$807	32	<$1—$167
Letters of credit—under the Revolving Credit Facility	230	16	<$1—$178
Letters of credit—under the Senior Unsecured Credit Facility	282	13	<$1—$196
Surety Bonds(1)	—	1	<$1

Total	$1,319	62

(1)
Less than $1 million in surety bonds outstanding

        Most of the contingent obligations primarily represent future performance commitments which the Company expects to fulfill within the normal course of business. Amounts presented in the above table represent the Parent Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure to the Parent Company as of December 31, 2007. Guarantee termination provisions vary from less than one year to greater than 20 years. Some result from the end of a contract period, assignment, asset sale, and change in credit rating or elapsed time. The amounts above include obligations made by the Parent Company for the benefit of the lenders associated with the non-recourse debt of subsidiaries of $43 million.

        The risks associated with these obligations include change of control, construction cost overruns, political risk, tax indemnities, spot market power prices, supplier support and liquidated damages under power purchase agreements for projects in development, under construction and operating. While the Company does not expect to be required to fund any material amounts under these contingent contractual obligations during 2007 or beyond that are not recognized on the balance sheet, many of the events which would give rise to such an obligation are beyond the Parent Company's control. There can be no assurance that the Parent Company would have adequate sources of liquidity to fund its obligations under these contingent contractual obligations if it were required to make substantial payments thereunder.

        The Parent Company pays letter of credit fees ranging from 1.63% to 3.94% per annum on the outstanding amounts.

        LITIGATION—The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of December 31, 2007. The Company has evaluated claims, in accordance with SFAS No. 5, Accounting for Contingencies, ("SFAS No. 5") that it deems both probable and reasonably estimatable and accordingly, has recorded aggregate reserves for all claims for approximately $486 million as of December 31, 2007.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$825 million (US$492 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice ("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletropaulo's appeal to the Special Court has been dismissed. However, the Supreme Court has not yet determined whether it will consider Eletropaulo's appeal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo may be required to provide security in the amount of its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Electrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

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

        In August 2000, the FERC announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 ("Refund Period"). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC's decision not to impose refunds for the alleged failure to file rates, including transaction-specific data, for sales during 2000 and 2001 ("September 2004 Decision"). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. The Ninth Circuit's temporary stay of the remand to FERC expired in November 2007. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC ("August 2006 Decision"). After a temporary stay of the proceeding expired, various parties filed petitions for rehearing in November 2007. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita's potential liability for the Refund and pre-Refund Periods could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita's potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In August 2001, the Grid Corporation of Orissa, India ("Gridco"), filed a petition against the Central Electricity Supply Company of Orissa Ltd. ("CESCO"), an affiliate of the Company, with the Orissa Electricity Regulatory Commission ("OERC"), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC's August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

recipients of the notice until November 2004 to show cause why CESCO's distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to, and approved by, the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited ("AES ODPL"), and Jyoti Structures ("Jyoti") pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the "CESCO arbitration"). In the arbitration, Gridco appeared to be seeking approximately $188.5 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. An arbitration hearing with respect to liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents' counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. Gridco has filed a challenge of the arbitration award with the local Indian court. In January 2008, the Indian Supreme Court ruled that the respondents' petition concerning the presiding arbitrator's fees and the venue of any future proceedings was moot in light of the arbitration award in the respondents' favor. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC's existing PPA with Gridco. In response, OPGC filed a petition in the Indian courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC's jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court's decision to the Supreme Court and sought stays of both the High Court's decision and the underlying OERC proceedings regarding the PPA's terms. In April 2005, the Supreme Court granted OPGC's requests and ordered stays of the High Court's decision and the OERC proceedings with respect to the PPA's terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC's appeal or otherwise prevents the OERC's proceedings regarding the PPA terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC's financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

        In April 2002, IPALCO, the pension committee for the Indianapolis Power & Light Company thrift plan ("Pension Committee"), and certain former officers and directors of IPALCO were named as defendants in a purported class action filed in the U.S. District Court for the Southern District of Indiana. In May 2002, an amended complaint was filed in the lawsuit. The amended complaint asserts that IPALCO and former members of the Pension Committee breached their fiduciary duties to the plaintiffs under the Employees Retirement Income Security Act by, inter alia, permitting assets of the thrift plan to be invested in the common stock of IPALCO prior to the acquisition of IPALCO by the Company and allegedly failing to disclose directly to each plan participant the individual defendants' personal transactions in IPALCO stock prior to the acquisition. In September 2003 the Court granted plaintiffs' motion for class certification. A trial addressing only the allegations of breach of fiduciary duty was held in February 2006. In March 2007, the Court issued a decision in favor of defendants and dismissed the lawsuit with prejudice. In April 2007, plaintiffs appealed the Court's decision to the U.S. Court of Appeals for the Seventh Circuit as to the former officers and directors of IPALCO, but not as to IPALCO or the Pension Committee. In December 2007, the Seventh Circuit affirmed the judgment in favor of the former officers and directors.

        In March 2003, the office of the Federal Public Prosecutor for the State of Sao Paulo, Brazil ("MPF") notified AES Eletropaulo that it had commenced an inquiry related to the BNDES financings provided to AES Elpa and AES Transgás and the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo and the quality of service provided by Eletropaulo to its customers, and requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in federal court alleging that BNDES violated Law 8429/92 (the Administrative Misconduct Act) and BNDES's internal rules by: (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo 's preferred shares at a stock-market auction; (4) accepting Eletropaulo 's preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. ("Light") and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES's alleged violations. In June 2005, AES Elpa and AES Transgás presented their preliminary answers to the charges. In May 2006, the federal court ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal seeking to require the federal court to consider all five alleged violations. Also, in July 2006, AES Elpa and AES Transgás filed an interlocutory appeal seeking to enjoin the federal court from considering any of the alleged violations. The MPF's lawsuit before the federal court has been stayed pending those interlocutory appeals. AES Elpa and AES Transgás believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). AES Florestal had been under the control of AES Sul since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, AES Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

factory, Companhia Estadual de Energia Elétrica (CEEE), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and AES Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency ("FEPAM") has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. The measures that must be taken by Sul and CEEE are still under discussion pending receipt of correspondence from FEPAM.

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

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

time. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales ("CDEEE") filed lawsuits against Itabo, an affiliate of the Company, in the First and Fifth Chambers of the Civil and Commercial Court of First Instance for the National District. CDEEE alleges in both lawsuits that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. ("Coastal"), a former shareholder of Itabo, without the required approval of Itabo's board of administration. In the First Chamber lawsuit, CDEEE seeks an accounting of Itabo's transactions relating to the rehabilitation. In November 2004, the First Chamber dismissed the case for lack of legal basis. On appeal, in October 2005 the Court of Appeals of Santo Domingo ruled in Itabo's favor, reasoning that it lacked jurisdiction over the dispute because the parties' contracts mandated arbitration. The Supreme Court of Justice is considering CDEEE's appeal of the Court of Appeals' decision. In the Fifth Chamber lawsuit, which also names Itabo's former president as a defendant, CDEEE seeks $15 million in damages and the seizure of Itabo's assets. In October 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties' contracts. The First Chamber of the Court of Appeal ratified that decision in September 2006. In a related proceeding, in May 2005, Itabo filed a lawsuit in the U.S. District Court for the Southern District of New York seeking to compel CDEEE to arbitrate its claims. The petition was denied in July 2005. Itabo's appeal of that decision to the U.S. Court of Appeal for the Second Circuit has been stayed since September 2006. Also, in February 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas ("FONPER") in the International Chamber of Commerce ("ICC") seeking, among other relief, to enforce the arbitration provisions in the parties' contracts. In March 2006, Itabo and FONPER settled their respective claims. In September 2006, the ICC determined that it lacked jurisdiction to decide the arbitration as to Itabo and CDEEE. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In October 2004, Raytheon Company ("Raytheon") filed a lawsuit against AES Red Oak, LLC ("Red Oak") in the Supreme Court of the State of New York, County of New York. The complaint purports to allege claims for breach of contract, fraud, interference with contractual rights and equitable relief relating to the construction and/or performance of the Red Oak project, an 800 MW combined cycle power plant in Sayreville, New Jersey. The complaint seeks the return of approximately $30 million that was drawn by Red Oak under a letter of credit that was posted by Raytheon for the construction and/or performance of the Red Oak project. Raytheon also seeks $110 million in purported additional expenses allegedly incurred by Raytheon in connection with the guaranty and construction agreements entered with Red Oak. In December 2004, Red Oak answered the complaint and filed breach of contract and fraud counterclaims against Raytheon. Red Oak's fraud counterclaims were later dismissed from the case. In May 2005, Raytheon filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, seeking to foreclose on a construction lien in the amount of approximately $31 million on property allegedly owned by Red Oak. In September 2007 the New Jersey Superior Court denied Red Oak's motion for summary judgment against Raytheon's New Jersey action. In December 2007, the parties settled their disputes.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

        In January 2005, the City of Redondo Beach ("City") of California issued an assessment against Williams Power Co., Inc., ("Williams") and AES Redondo Beach, LLC ("AES Redondo"), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users' tax ("UUT"), interest, and penalties relating to the natural gas used at AES Redondo's power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City's assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer's decision. Pursuant to a court order, Williams later prepaid approximately $57 million to the City in order to litigate its petition and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer's decision as to AES Redondo. The Superior Court has heard final arguments but has not yet issued final decisions on Williams' and the City's respective petitions. In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005, and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo's lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 ("New UUT Assessments"). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately US$135,000. The Company has appealed this decision to the Supreme Court.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydroelectric plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their sales to an AES trading company, Nurenergoservice LLP, and other affiliated companies in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT (US$22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. The damages set forth in orders were affirmed by the headquarters of the Competition Committee, the economic court of first instance, and the court of appeals (first panel). Therefore, in February 2008, the Hydros paid the damages. The court of appeals (second panel) has affirmed the Competition Committee's order with respect to Ust-Kamenogorsk HPP. The Hydros intend to file appeals with the court of appeals (second panel) (with respect to Shulbinsk HPP) and the

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

supreme court (with respect to Ust-Kamenogorsk HPP). In addition, the economic court has issued an injunction to secure the Hydros' alleged liability, freezing the Hydros' bank accounts and prohibiting the Hydros from transferring or disposing of their property. The economic court later temporarily lifted the injunction to allow the Hydros to pay the damages, which as noted above, the Hydros did in February 2008. In separate but related proceedings, in September 2007, the Competition Committee ordered the Hydros to pay approximately 22.2 million KZT (US$188,000) in administrative fines for their alleged antimonopoly violations. In December 2007, the administrative court of first instance upheld the fines. Therefore, in February 2008, the Hydros paid the fines. The Competition Committee has indicated that it intends to investigate whether Ust-Kamenogorsk HPP has violated antimonopoly laws through November 2007. The Hydros believe they have meritorious claims and defenses; however, there can be no assurances that they will prevail in these proceedings.

        In June 2007, the Competition Committee ordered AES Ust-Kamengorsk TET LLP ("UKT") to pay approximately 835 million KZT (US$7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT (US$2 million), as estimated by the company, to certain customers that allegedly have paid unreasonably high power prices since January 2007. In November 2007, the economic court of first instance upheld the Competition Committee's order in part, finding that UKT had violated Kazakhstan's antimonopoly laws, but reduced the damages to be paid to the state to 833 million KZT (US$7 million) and rejected the damages to be paid to customers. The economic court later ordered UKT to pay the damages to the state by May 1, 2008. The economic court has also issued an injunction to secure UKT's alleged liability prohibiting UKT from transferring or disposing of its property; however, the injunction does not extend to UKT's bank accounts. The court of appeals (first panel) has affirmed the economic court's decisions with respect to the alleged damages and the injunction. In January 2008, the economic court issued a purported clarification of its November 2007 decision, reducing UKT's tariff as of January 2008, directing UKT to apply that reduced tariff prospectively, and ordering UKT to reimburse an unspecified amount to customers that paid at higher rates in 2007. UKT has appealed the purported clarification to the court of appeals (first panel). In separate but related proceedings in July 2007, the Competition Committee ordered UKT to pay approximately 93 million KZT (US$800,000) in administrative fines as estimated by UKT, for its alleged antimonopoly violations. In February 2008, the administrative court upheld the Competition Committee's order in part, reducing the fines to approximately 70 million KZT (US$600,000). The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As UKT did not prevail in the economic court or the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, as UKT did not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 17.8 billion KZT (US$150 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. Nurenergoservice subsequently appealed to the economic court of first instance. In February 2008, the economic court stayed the case pending the completion of the transfer of the Competition Committee's authority and powers to a newly established antimonopoly agency, the Agency on the Protection of

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

Competition. The court of appeals (first panel) has rejected the Competition Committee's appeal to lift the stay. Also, the economic court has issued an injunction to secure Nurenergoservice alleged liability, freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. The court of appeals (first panel) has upheld the injunction. Furthermore, in separate but related proceedings in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 1.8 billion KZT (approximately US$15 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. If Nurenergoservice does not prevail in the economic court and any proceedings in the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In August 2007, the Competition Committee ordered Sogrinsk TET to terminate its contracts with Nurenergoservice and Ust-Kamenogorsk HPP because of Sogrinsk's alleged antimonopoly violations in 2005 through January 2007. The Competition Committee did not order Sogrinsk to pay any damages or fines. In August 2007, the economic court affirmed the order. In October 2007, the court of appeals affirmed the economic court's decision. The Competition Committee has not indicated whether it intends to assert claims against Sogrinsk for alleged antimonopoly violations post January 2007. Sogrinsk believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In November 2007, the Competition Committee initiated an investigation of allegations that Irtysh Power and Light, LLP ("Irtysh"), an AES company which manages the state-owned Ust-Kamenogorsk Heat Nets system, had violated Kazakhstan's antimonopoly laws in January through November 2007 by selling power at below-market prices. In February 2008, the Competition Committee determined that the allegations were baseless. However, the Competition Committee stated that it intends to investigate whether Irtysh has illegally coordinated with other AES companies concerning the sale of power. Irtysh believes it has meritorious claims and defenses and will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

        In June 2007, the Company received a letter from an outside law firm purportedly representing a shareholder demanding that the Company's Board conduct a review of certain stock option plans, procedures and historical granting and exercise practices, and other matters, and that the Company commence legal proceedings against any officer and/or director who may be liable for damages to the Company. The Board has established a Special Committee, which has retained independent counsel, to consider the demands presented in the letter in light of the work undertaken by the Company in its review of share-based compensation.

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

11. CONTINGENCIES (Continued)

recover damages from the Contractor for its delay in completing the construction of AESEC's majority-owned power facility in Murcia, Spain. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12.3 million (US$19 million) for alleged unpaid milestone and scope change order payments, among other things, and an unspecified amount for an alleged early completion bonus. The final hearing is scheduled to begin in June 2009. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees, (the "Complainants"), filed a complaint at the Indiana Utility Regulatory Commission ("IURC") seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL's basic rate case. The Complainants are requesting that the IURC conduct an investigation of IPL's failure to fund the Voluntary Employee Beneficiary Association Trust ("VEBA Trust"), at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint seeks an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which it allegedly would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The Complaint also seeks an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties are seeking summary judgment in the IURC proceeding. To date, no procedural schedule for this proceeding has been established. IPL believes it has meritorious defenses to the Complainants' claims and it will assert them vigorously in response to the complaint; however, there can be no assurances that it will be successful in its efforts.

        In September 2007, the New York Attorney General issued a subpoena to the Company seeking documents and information concerning the Company's analysis and public disclosure of the potential impacts that GHG legislation and climate change from GHG emissions might have on the Company's operations and results. The Company is responding to the subpoena.

        In October 2007, the Ekibastuz Tax Committee issued a notice for the assessment of certain taxes against AES Ekibastuz LLP. A portion of the assessment, approximately US$1.7 million, relates to alleged environmental pollution. The review by the Ekibastuz Tax Committee is ongoing and their decision on any assessment, including the portion related to alleged environmental pollution, is not yet final.

        During December 2007, Maikuben West was audited for the 2005 calendar year by the Tax Committee that oversees ecological payments. The initial results of the audit indicate that Maikuben West will be required to make a payment of approximately US$400,000. Maikuben West is appealing this finding in accordance with applicable law.

12. BENEFIT PLANS

        DEFINED CONTRIBUTION PLAN—The Company sponsors one defined contribution plan, qualified under section 401 of the Internal Revenue Code. All employees of the Company are eligible to participate in the plan except for those employees who are not covered by their collective bargaining agreement. The plan provides for Company matching contributions in Company stock, other Company contributions at the discretion of the Compensation Committee of the Board of Directors in Company

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

12. BENEFIT PLANS (Continued)

stock, and discretionary tax deferred contributions from the participants. Participants are fully vested in their own contributions and the Company's matching contributions. Participants vest in other Company contributions ratably over a five-year period ending on the fifth anniversary of their hire date. Company contributions to the plans were approximately $22 million, $21 million, and $17 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        DEFINED BENEFIT PLANS—Certain of the Company's subsidiaries have defined benefit pension plans covering substantially all of their respective employees. Pension benefits are based on years of credited service, age of the participant and average earnings. Of the 25 defined benefit plans, three are at U.S. subsidiaries and the remaining plans are at foreign subsidiaries. In May 2007, the Company sold EDC, therefore the obligation and plan assets as of December 31, 2007 are not reflected in the disclosures below. The impact of this disposition is reflected in the tables below in the Plan settlements line item.

        The Company adopted SFAS No. 158, effective December 31, 2006, which requires recognition of an asset or liability in the balance sheet reflecting the funded status of pension and other post-retirement benefits plans with current-year changes in the funded status recognized in stockholders' equity. The Company recognized a cumulative adjustment to adopt the recognition provisions of SFAS No. 158 as of December 31, 2006. AES will adopt the measurement date provisions of the standard for the fiscal year ending December 31, 2008.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

12. BENEFIT PLANS (Continued)

        The following table reconciles the Company's funded status, both domestic and foreign, as of December 31, 2007 and 2006:

	December 31,
	2007		2006
	U.S.	Foreign	U.S.	Foreign
			(Restated)
	(in millions)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$555	$3,213	$524	$2,794
Service cost	7	9	6	7
Interest cost	30	393	30	356
Employee contributions	—	15	—	17
Plan amendments	2	—	5	—
Plan settlements	—	(58)	—	—
Benefits paid	(29)	(344)	(30)	(287)
Net transfer in	—	2	—	5
Actuarial (gain) loss	(52)	459	20	53
Effect of foreign currency exchange rate change	—	669	—	268

Benefit obligation as of December 31	$513	$4,358	$555	$3,213

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$422	$2,538	$372	$1,958
Actual return on plan assets	34	762	40	440
Employer contributions	3	113	40	212
Employee contributions	—	15	—	17
Plan settlements	—	(40)	—	—
Benefits paid	(29)	(344)	(30)	(286)
Acquisitions/divestitures	—	1	—	—
Effect of foreign currency exchange rate change	—	542	—	197

Fair value of plan assets as of December 31	$430	$3,587	$422	$2,538

RECONCILIATION OF FUNDED STATUS
Funded status as of December 31	$(83)	$(771)	$(133)	$(675)

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

12. BENEFIT PLANS (Continued)

        The following table summarizes the amounts recognized on the consolidated balance sheets, both domestic and foreign, as of December 31, 2007 and 2006:

	December 31,
	2007		2006
	U.S.	Foreign	U.S.	Foreign
			(Restated)
	(in millions)
AMOUNTS RECOGNIZED ON THE CONSOLIDATED BALANCE SHEETS
Non-current assets	$—	$50	$—	$33
Accrued benefit liability—current	—	(2)	—	(4)
Accrued benefit liability—long-term	(83)	(819)	(133)	(704)

Net amount recognized at end of year	$(83)	$(771)	$(133)	$(675)

        The following table summarizes the Company's accumulated benefit obligation, both domestic and foreign, as of December 31, 2007 and 2006:

	December 31,
	2007		2006
	U.S.	Foreign	U.S.	Foreign
			(Restated)
	(in millions)
Accumulated Benefit Obligation	$510	$4,323	$551	$3,172
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$513	$4,173	$555	$3,044
Accumulated benefit obligation	510	4,143	551	3,024
Fair value of plan assets	430	3,351	422	2,343
Information for pension plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$513	$4,173	$555	$3,087
Fair value of plan assets	430	3,351	422	2,379

        All but six of the Company's subsidiaries use a December 31 measurement date. The remaining six subsidiaries use either a November 30, October 31 or September 30 measurement date.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

12. BENEFIT PLANS (Continued)

        The table below demonstrates the significant weighted average assumptions used in the calculation of benefit obligation and net periodic benefit cost, both domestic and foreign, as of December 31, 2007 and 2006:

	December 31,
	2007		2006
	U.S.	Foreign	U.S.	Foreign
			(Restated)
Benefit Obligation:
Discount rates	6.48%	11.25%	5.64%	11.73%
Rates of compensation increase	4.75%	6.93%	4.75%	6.98%
Periodic Benefit Cost:
Discount rate	5.64%	11.73%	5.82%	12.43%
Expected long-term rate of return on plan assets	8.00%	12.41%	8.00%	12.27%
Rate of compensation increase	4.75%	6.98%	4.75%	6.96%

        A subsidiary of the Company has a defined benefit obligation of $482 million and $523 million at December 31, 2007 and 2006, respectively, and uses salary bands to determine future benefit costs rather than a rate of compensation increases. Rates of compensation increases in the table above do not include amounts related to this specific defined benefit plan.

        The Company establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns.

        The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

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

        Sensitivity of our pension funded status and stockholders' equity to the indicated increase or decrease in the discount rate and long-term rate of return on plan assets assumptions is shown below. Note that these sensitivities may be asymmetric, and are specific to the base conditions at year-end

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

12. BENEFIT PLANS (Continued)

2007. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The December 31, 2007 funded status is affected by December 31, 2007 assumptions. Pension expense for 2007 is affected by December 31, 2006 assumptions. The impact on pension expense from a one percentage point change in these assumptions is shown in the table below (in millions):

Increase of 1% in the discount rate	(15)
Decrease of 1% in the discount rate	16
Increase of 1% in the long-term rate of return on plan assets	(28)
Decrease of 1% in the long-term rate of return on plan assets	28

        The following table summarizes the components of the net periodic benefit cost, both domestic and foreign, for the years ended December 31, 2007 through 2005:

	December 31,
	2007		2006		2005
Components of Net Periodic Benefit Cost:
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
			(Restated)		(Restated)
	(in millions)
Service cost	$7	$9	$6	$7	$5	$5
Interest cost	30	393	30	356	28	297
Expected return on plan assets	(33)	(333)	(29)	(255)	(29)	(194)
Amortization of initial net asset	—	(3)	—	(3)	(1)	(3)
Amortization of prior service cost	3	—	2	—	2	—
Amortization of net loss	6	2	5	2	3	5
Curtailment gain recognized	—	(3)	—	—	—	—
Settlement gain recognized	—	(6)	—	—	—	—

Total pension cost	$13	$59	$14	$107	$8	$110

        For the year ended December 31, 2006, $(102) million (prior to the adjustment for the adoption of SFAS No. 158), was included in other comprehensive income arising from a change in the additional minimum pension liability.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

12. BENEFIT PLANS (Continued)

        The following table summarizes the amounts reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of December 31, 2007 that have not yet been recognized as components of net periodic benefit cost:

	December 31, 2007
	Accumluated Other Comprehensive Income		Amounts expected to be reclassified to earnings in next fiscal year
	U.S.	Foreign	U.S.	Foreign
	(in millions)
Initial net transition asset	$—	$7	$—	$3
Prior service cost	—	(3)	—	—
Unrecognized net actuarial loss	—	(230)	—	(2)

Total	$—	$(226)	$—	$1

        The following table summarizes the Company's target allocation for 2007 and pension plan asset allocation, both domestic and foreign, as of December 31, 2007 and 2006:

			Percentage of Plan Assets as of December 31,
	Target Allocations		2007		2006
Asset Category
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
					(Restated)
Equity Securities	27%–74%	23%–33%	60.89%	24.64%	67.40%	28.97%
Debt Securities	26%–54%	60%–70%	28.87%	69.40%	25.04%	64.10%
Real Estate	0%–9%	0%–5%	2.84%	1.28%	2.89%	2.18%
Other	0%–9%	2%–7%	7.40%	4.68%	4.67%	4.75%

Total pension cost			100.00%	100.00%	100.00%	100.00%

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

        Consistent with the above, the allocation is reviewed intermittently to determine a suitable asset allocation which seeks to control risk through portfolio diversification and takes into account, among other possible factors, the above-stated objectives, in conjunction with current funding levels, cash flow conditions and economic and industry trends.

        The investment strategy of the foreign plans seeks to maximize return on investment while minimizing risk. Our assumed asset allocation uses a lower exposure to equities to closely match market conditions and near term forecasts.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

12. BENEFIT PLANS (Continued)

        The following table summarizes the scheduled cash flows for U.S. and foreign expected employer contributions and expected future benefit payments, both domestic and foreign:

	U.S.	Foreign
	(in millions)
Expected employer contribution in 2008	$2	$130
Expected benefit payments for fiscal year ending:
2008	31	351
2009	31	352
2010	32	353
2011	33	354
2012	34	356
2013 - 2017	185	1,800

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

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes the estimated fair values of the Company's short-term investments, debt and derivative financial instruments, as of December 31, 2007 and 2006.

	December 31,
	2007				2006
	Current Carrying Amount	Noncurrent Carrying Amount	Total	Fair Value	Current Carrying Amount	Noncurrent Carrying Amount	Total	Fair Value
						(Restated)
	(in millions)
Assets:
Investments	$1,306	$68	$1,374	$1,374	$640	$38	$678	$678
Commodity derivatives	46	97	143	143	115	215	330	330
Foreign currency forwards and swaps	40	1	41	41	20	4	24	24
Interest rate swaps	5	10	15	15	2	2	4	4
Stock warrants	—	—	—	—	—	5	5	5
Liabilities:
Non-recourse debt	$1,142	$11,297	$12,439	$12,046	$1,402	$9,840	$11,242	$11,603
Recourse debt	223	5,332	5,555	5,648	—	4,790	4,790	5,050
Commodity derivatives	30	33	63	63	14	58	72	72
Foreign currency forwards and swaps	48	15	63	63	32	14	46	46
Interest rate swaps	34	140	174	174	19	82	101	101
Interest rate caps and floors	3	15	18	18	1	10	11	11

        The estimated fair values presented have been determined using available market information as of December 31, 2007 and 2006. The Company is not aware of any factors that would significantly affect the estimated fair value amounts since December 31, 2007.

14. STOCKHOLDERS' EQUITY

SALE OF SUBSIDIARY STOCK AND BRASILIANA RESTRUCTURING

        In connection with a 2004 BNDES debt restructuring, all of the Company's equity interests in AES Eletropaulo, AES Uruguaiana Empreendimentos Ltda. ("AES Uruguaiana") and AES Tietê S.A. ("AES Tietê") were transferred to Brasiliana Energia, S.A. ("Brasiliana"), a holding company and consolidated AES subsidiary, created for the debt restructuring. The debt of the Company's Brazilian subsidiaries, AES Elpa and AES Transgás, was also transferred to Brasiliana.

        In exchange for the termination of $863 million of outstanding Brasiliana debt and accrued interest during 2004, BNDES received $90 million in cash, 53.85% ownership of Brasiliana and a one-year call option ("Sul Option") to acquire a 53.85% ownership interest of AES Sul ("Sul"). The Sul Option, which would require the Company to contribute its equity interest in Sul to Brasiliana, became exercisable on December 22, 2005. The debt refinancing was accounted for as a modification of a debt instrument; therefore, the $20 million of face value of remaining debt due in excess of carrying value is being amortized using the effective interest rate method over the life of the debt.

        To effect the new ownership structure, Brasiliana issued 50.01% of its common shares to AES and the remainder to BNDES. It also issued a majority of its non-voting preferred shares to BNDES. As a result, BNDES effectively owns 53.85% of the total capital of Brasiliana. Pursuant to the shareholders'

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

14. STOCKHOLDERS' EQUITY (Continued)

agreement, AES controls Brasiliana through its ownership of a majority of the voting shares of the company.

        As a result of the stock issuance, AES recognized minority interest of $181 million for BNDES's share of Brasiliana. In addition, the estimated fair value of the Sul Option of $37 million was recognized as a liability and was marked-to-market to reflect the changes in the underlying value of Sul, prior to BNDES's exercise or the expiration of its call option.

        AES treated the issuance of new shares in Brasiliana to BNDES as a capital transaction in accordance with SAB 51. The increase in value of the entity over the Company's interest transferred to BNDES of $482 million was reported as an adjustment to AES's additional paid-in capital on the accompanying consolidated balance sheet.

        In June 2006, BNDES and AES reached an agreement to terminate the Sul Option in exchange for the transfer of another wholly owned AES subsidiary, AES Infoenergy Ltda. to Brasiliana and $15 million in cash. The agreement closed on August 15, 2006 resulting in a gain on sale of investment of $9 million, net of income taxes of $1 million, including the extinguishment of the Sul Option.

        Starting in late September 2006, Brasiliana entered into a series of transactions to repay debt issued by Brasiliana which was held by BNDES, and to refinance certain other debt in the ownership chain of Brasiliana.

        In September 2006, Brasiliana's wholly owned subsidiary, Transgás, sold 13.76 billion preferred class-B shares, representing 33% economic ownership, in Eletropaulo, a regulated electric utility in Brazil. The preferred class-B shares hold no voting rights. As a result, there was no change in Brasiliana's voting interest in Eletropaulo, and Brasiliana continues to control Eletropaulo. Brasiliana received approximately $522 million in net proceeds on the sale of its shares on the open market, at a price per share of Brazilian Real $.0085 (approximately $.04 per share). On October 5, 2006, the over-allotment option (2.064 billion shares, or 5% ownership in Eletropaulo) associated with the secondary offering was exercised, at a price per share of Brazilian Real $.0085 (approximately $.04 per share). Proceeds from the over-allotment option totaled $80 million.

        As a result of these transactions, Brasiliana's economic ownership in Eletropaulo was reduced from 73% to 35% and therefore, AES's economic ownership in Eletropaulo was reduced from 34% to 16%. AES continues to control and consolidate Eletropaulo as a result of its 50.01% voting interest in Brasiliana's successor company, which continues to own a 74% voting interest in Eletropaulo, in the form of common shares and preferred class-A shares. Brasiliana entered into the following debt restructuring transactions to reduce leverage, eliminate U.S. Dollar denominated debt and eliminate restrictive covenants (including an existing cash sweep) that prevented the payment of dividends from Brasiliana to its shareholders:

  •
  On October 2, 2006, Brasiliana repaid in full $608 million in principal and accrued interest on debt held by BNDES;

  •
  On October 30, 2006, the successor to Brasiliana, Companhia Brasiliana de Energia, repaid in full $94 million of principal and accrued interest in addition to a prepayment premium of $2 million, and;

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

14. STOCKHOLDERS' EQUITY (Continued)

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

        For the year ended 2006, AES recognized a $535 million loss on the sale of Eletropaulo shares and debt restructuring that was comprised of several components, the largest of which resulted from the recognition of previously deferred currency translation losses. In addition, a $22 million loss was included in derivative foreign currency transaction losses. Also recognized on the transaction were an income tax benefit of $175 million, loss on extinguishment of debt of $73 million and minority interest expense of $53 million. The net after-tax loss on the sale and debt restructuring was $509 million.

ACCUMULATED OTHER COMPREHENSIVE LOSS

        The following table summarizes the balances comprising accumulated other comprehensive loss, as of December 31, 2007 and 2006:

	December 31,
	2007	2006
		Restated
	(in millions)
Foreign currency translation adjustment	$2,023	$2,347
Unrealized derivative losses	232	113
Unfunded pension obligation	123	131
Securities available for sale	—	3

Total	$2,378	$2,594

15. SHARE-BASED COMPENSATION

        STOCK OPTIONS—AES grants options to purchase shares of common stock under stock option plans. Under the terms of the plans, the Company may issue options to purchase shares of the Company's common stock at a price equal to 100% of the market price at the date the option is granted. Stock options are generally granted based upon a percentage of an employee's base salary. Stock options issued under these plans in 2007, 2006 and 2005 have a three-year vesting schedule and vest in one-third increments over the three-year period. The stock options have a contractual term of ten years. At December 31, 2007, approximately 9 million shares were remaining for award under the plans. In all circumstances, stock options granted by AES do not entitle the holder the right, or obligate AES, to settle the stock option in cash or other assets of AES.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

15. SHARE-BASED COMPENSATION (Continued)

        The weighted average fair value of each option grant has been estimated, as of the grant date, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2007	2006	2005
		(Restated)	(Restated)
Expected volatility	29%	30%	68%
Expected annual dividend yield	0%	0%	0%
Expected option term (years)	6	6	10
Risk Free interest rate	4.67%	4.63%	4.35%

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

        Prior to January 1, 2006, the Company used a ten-year expected term to determine the fair value using the Black-Scholes option-pricing model. This term also equals the contractual term of its stock options. Pursuant to SEC Staff Accounting Bulletin ("SAB") No. 107, the Company now uses a simplified method to determine the expected term based on the average of the original contractual term and the pro-rata vesting term. This simplified method was used for stock options granted during the years ended December 31, 2007 and 2006. This simplified method may be used as the Company's stock options have the following characteristics:

  •
  The stock options are granted at-the-money;

  •
  Exercisability is conditional only on performing service through the vesting date;

  •
  If an employee terminates service prior to vesting, the employee forfeits the stock options;

  •
  If an employee terminates service after vesting, the employee has a limited time to exercise the stock option; and

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

15. SHARE-BASED COMPENSATION (Continued)

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

        Using the above assumptions, the weighted average fair value of each stock option granted was $8.49, $6.82, and $13.18, for the years ended December 31, 2007, 2006, and 2005, respectively.

        The following table summarizes the components of the Company's stock-based compensation related to its employee stock options recognized in the Company's financial statements:

	December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Pre-tax compensation expense	$15	$17	$15
Tax benefit	(4)	(5)	(4)

Stock options expense, net of tax	$11	$12	$11

Total intrinsic value of options exercised	$41	$78	$48
Total fair value of options vested	14	12	15
Cash received from the exercise of stock options	50	78	27
Windfall tax benefits realized from the exercised stock options	2	—	14

        There was no cash used to settle stock options or compensation cost capitalized as part of the cost of an asset for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, $17 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 1.7 years. There were no modifications to stock option awards during the year ended December 31, 2007.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

15. SHARE-BASED COMPENSATION (Continued)

        A summary of the option activity for year ended December 31, 2007 follows (number of options in thousands, $ in millions except per option amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	29,011	$17.19
Exercised year to date	(4,124)	12.08
Forfeited and expired year to date	(2,279)	15.57
Granted year to date	2,129	22.27

Outstanding at December 31, 2007	24,737	$18.23	3.2	$168

Vested and expected to vest at December 31, 2007	24,170	$18.18	3.1	$167

Eligible for exercise at December 31, 2007	21,092	$17.91	2.3	$161

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of the aggregate intrinsic value will change based on the fair market value of the Company's stock.

        The Company initially recognizes compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. In 2007, AES has estimated a forfeiture rate of 15.51% and 0% for stock options granted to non-officer employees and officer employees of AES, respectively. In 2007, based on actual experience, AES reevaluated the forfeiture rates for non-officer employees for its prior year grants and adjusted these rates to 14.70% from 8.55% and to 13.77% from 4.28% for the plan years ended December 31, 2006 and 2005, respectively. Those estimates shall be revised if subsequent information indicates that the actual number of instruments forfeited is likely to differ from previous estimates. Based on the estimated forfeiture rates, the Company expects to expense $18 million on a straight-line basis over a three year period (approximately $6 million per year) related to stock options granted during the year ended December 31, 2007.

RESTRICTED STOCK

        Restricted Stock Units Without Market Conditions—The Company issues restricted stock units (or "RSU") without market conditions under its long-term compensation plan. The restricted stock units are generally granted based upon a percentage of the participant's base salary. The units have a three-year vesting schedule and vest in one-third increments over the three-year period. The units are then required to be held for an additional two years before they can be redeemed for shares, and thus become transferable.

        For the years ended December 31, 2007, 2006, and 2005, restricted stock units issued without a market condition had a grant date fair value equal to the closing price of the Company's stock on the

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

15. SHARE-BASED COMPENSATION (Continued)

grant date. The Company does not discount the grant date fair values to reflect any post-vesting restrictions. RSUs without a market condition granted to non-executive employees during the year ended December 31, 2007, 2006, and 2005 had grant date fair values per RSU of $22.28, $17.57 and $17.06, respectively.

        The following table summarizes the components of the Company's stock-based compensation related to its employee RSUs issued without market conditions recognized in the Company's financial statements:

	December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Pre-tax RSU expense	$10	$10	$6
Tax Benefit	(3)	(2)	(1)

RSU expense, net of tax	$7	$8	$5

Total intrinsic value of RSUs converted(1)	—	—	—
Total fair value of RSUs vested	$10	$7	$3

    (1)
    No RSU's were converted during the years ended December 31, 2007, 2006 or 2005.

        There was no cash used to settle RSUs or compensation cost capitalized as part of the cost of an asset for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, $16 million of total unrecognized compensation cost related to RSUs without the market condition is expected to be recognized over a weighted average period of approximately 1.6 years. There were no modifications to RSU awards during the year ended December 31, 2007.

        A summary of the restricted stock unit activity for the year ended December 31, 2007 follows (number of RSUs in thousands, $ in millions except per unit amounts):

	RSUs	Weighted Average Grant-date Fair Values	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
Nonvested at December 31, 2006	1,387	$15.44
Vested year to date	(714)	13.80
Forfeited and expired year to date	(182)	18.61
Granted year to date	820	22.28

Nonvested at December 31, 2007	1,311	$20.17	1.6	$1

Vested at December 31, 2007	1,617	$12.13	—	$15
Vested and expected to vest at December 31, 2007	2,730	$15.40	—	$16

        The weighted average grant date fair value of RSUs without a market condition granted during year ended December 31, 2007, was $22.28. The fair value of RSUs without a market condition that

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

15. SHARE-BASED COMPENSATION (Continued)

vested during the years ended December 31, 2007 and 2006 was $10 million and $7 million, respectively. Units of RSUs without a market condition vesting during the years ended December 31, 2007, 2006 and 2005 were 714,000, 569,000 and 370,000, respectively. No RSUs without a market condition vested during the year ended December 31, 2005. No RSUs were converted during the years ended December 31, 2007, 2006 and 2005.

        The total grant date fair value of RSUs granted without a market condition was $18 million during the year ended December 31, 2007.

        Restricted Stock Units With Market Conditions—Restricted stock units issued to officers of the Company have a three-year vesting schedule and include a market condition to vest. Vesting will occur if the applicable continued employment conditions are satisfied and the Total Stockholder Return ("TSR") on AES common stock exceeds the TSR of the Standard and Poor's 500 ("S&P 500") over the three-year measurement period beginning on January 1st in the year of grant and ending after three years on December 31st. In certain situations where the TSR of both AES common stock and the S&P 500 exhibit a gain over the measurement period, the grant may vest without the TSR of AES stock exceeding the TSR of the S&P 500, if the Compensation Committee does not exercise its discretion not to permit such vesting. The units are then required to be held for an additional two years subsequent to vesting before they can be redeemed for shares, and thus become transferable. In all circumstances, restricted stock units granted by AES do not entitle the holder the right, or obligate AES, to settle the restricted stock unit in cash or other assets of AES.

        The effect of the market condition on restricted stock units issued to officers of the Company is reflected in the award's fair value on the grant date for the year ended December 31, 2007. A discount of 18.0% was applied to the closing price of the Company's stock on the date of grant to estimate the fair value to reflect the market condition for RSUs with market conditions granted during the year ended December 31, 2007. RSUs that included a market condition granted during year ended December 31, 2007 and 2006 had a grant date fair value per RSU of $18.27 and $11.32, respectively.

        All restricted stock units issued during the year ended December 31, 2005 had a grant date fair value equal to the closing price of the Company's stock on the grant date regardless if the grant included a market condition. No discount to the closing price of the Company's stock on the date of grant was applied to RSUs that included a market condition granted during the years ended December 31, 2006 and 2005. RSUs granted with a market condition during the years ended December 31, 2005 had a grant date fair value per RSU of $16.81.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

15. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes the components of the Company's stock-based compensation related to its RSUs granted with market conditions recognized in the Company's financial statements:

	December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Pre-tax RSU expense	$5	$4	$3
Tax Benefit	(2)	(1)	(1)

RSU expense, net of tax	$3	$3	$2

Total intrinsic value of RSUs converted(1)	—	—	—
Total fair value of RSUs vested	5	—	—

    (1)
    No RSU's were converted during the years ended December 31, 2007, 2006 or 2005.

        There was no cash used to settle RSUs or compensation cost capitalized as part of the cost of an asset for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, $5 million of total unrecognized compensation cost related to RSUs with a market condition is expected to be recognized over a weighted average period of approximately 1.7 years. There were no modifications to RSU awards during the year ended December 31, 2007.

        A summary of the restricted stock unit activity for the year ended December 31, 2007 follows (number of RSUs in thousands, $in millions except per unit amounts):

	RSUs	Weighted Average Grant-date Fair Values	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
Nonvested at December 31, 2006	1,276	$11.89
Vested year to date	(548)	8.97
Forfeited and expired year to date	(91)	13.24
Granted year to date	235	18.27

Nonvested at December 31, 2007	872	$15.30	1.0	$4

Vested at December 31, 2007	548	$8.97	—	$7
Vested and expected to vest at December 31, 2007	1,420	$12.86	—	$11

        The weighted average grant date fair value of RSUs with a market condition granted during year ended December 31, 2007, was $18.27. RSUs with a market condition that vested during the year ended December 31, 2007 were 548,000. No RSUs with a market condition vested during the years ended December 31, 2006 and 2005. No RSUs were converted during the years ended December 31, 2007, 2006 and 2005.

        The total grant date fair value of RSUs with a market condition granted during the year ended December 31, 2007 was $4.3 million. If no discount was applied to reflect the market condition for

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

15. SHARE-BASED COMPENSATION (Continued)

RSUs issued to officers, the total grant date fair value of RSUs with a market condition granted during year ended December 31, 2007 would have increased by $0.9 million.

16. OTHER INCOME (EXPENSE)

        The components of other income are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Contract settlement gain	$135	$—	$—
Gross receipts tax recovery	93	—	—
Legal/dispute settlement	26	1	10
Gain on sale of assets	24	18	7
Gain on extinguishment of liabilities	22	45	82
Other	58	52	58

Total other income	$358	$116	$157

        Other income primarily includes gains on asset sales and extinguishments of liabilities, favorable judgments on legal settlements, and other income from miscellaneous transactions. Other income of $358 million for the year ended December 31, 2007 included a $135 million contract settlement gain at one of our subsidiaries in New York, a $93 million gross receipts tax recovery at two of our Latin American subsidiaries and $25 million from favorable legal settlements at one of our subsidiaries in Brazil and one of our North American subsidiaries. Other income of $116 million for the year ended December 31, 2006 included debt retirement activity at several of our Latin American subsidiaries. Other income of $157 million for the year ended December 31, 2005 included a gain related to the expiration of a tax liability in Brazil coupled with gains on liability and debt extinguishments at one of the Company's subsidiaries located in Latin America and another located in Europe and Africa.

        The components of other expense are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Loss on extinguishment of liabilities	$106	$181	$3
Regulatory special obligations	—	139	—
Loss on sale and disposal of assets	79	23	43
Legal/dispute settlement	36	31	30
Write-down of disallowed regulatory assets	16	36	—
Marked-to-market loss (gain) on commodity derivatives	1	(2)	3
Other	17	44	30

Total other expense	$255	$452	$109

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

16. OTHER INCOME (EXPENSE) (Continued)

        Other expense primarily includes losses on asset sales and extinguishment of liabilities, charges from legal disputes, mark to market adjustments on commodity derivatives and losses from other miscellaneous transactions. Other expense of $255 million for the year ended December 31, 2007 included a loss of $90 million on the retirement of Senior Secured Notes at the parent company, a $28 million charge related to an increase in legal reserves in Kazakhstan and losses on sales and disposals of assets at two of our Brazilian subsidiaries. Other expense of $452 million for the year ended December 31, 2006 included losses associated with the early extinguishment of debt at several of our Latin American businesses and a loss of $37 million on the retirement of the parent's senior subordinated debentures. This amount also included special obligation charges and a write-down of disallowed regulatory assets at one of our subsidiaries in Brazil. Other expense of $109 million for the year ended December 31, 2005 included losses on sales and disposals of assets primarily at one of our Brazilian subsidiaries and legal settlement costs incurred at the parent company and one of our North American subsidiaries.

17. IMPAIRMENT EXPENSE

        Impairment expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

Impairment Expense
(in millions)
2007	$408
2006 (Restated)	$17
2005 (Restated)	$16

        In May 2006, AES advanced AgCert, a United Kingdom based corporation that produces emission reduction credits, cash of $52 million. AES recognized this prepayment as a long-term asset as consideration for future CER credits and AgCert stock warrants. The asset is revalued each period based on current exchange rates. In the fourth quarter of 2007, AgCert notified AES that it was not able to meet its contractual obligations to deliver CERs, which triggered an analysis of the asset's recoverability. AgCert's financial information indicated a significant decrease in liquidity. As a result of the decline in liquidity and AgCert's inability to fulfill its contractual obligations for future delivery of the CERs, the Company recognized a pre-tax impairment charge of $14 million using the net present value of forecasted operations. This investment and long-term asset are reported in the Corporate and Other segment.

        During the fourth quarter of 2007, the combination of gas curtailments and increases in the spot market price of energy triggered an impairment analysis of Uruguaiana's long-lived assets for recoverability. Based on the accounting guidance provided by SFAS No. 144, management concluded that an impairment occurred during fourth quarter 2007 due to the carrying amount of its long-lived asset exceeding its fair value. The expected present value of future cash flows was used to estimate fair value. As a result of this impairment analysis, a pre-tax impairment charge of $352 million was recognized which represents a full impairment of the fixed assets. Uruguaiana is a thermoelectric plant located in Brazil and is reported in the Latin America Generation segment.

        In August 2007, Placerita, a gas-fired combined cycle generation plant located in the United States, sustained property damage to the compressor section in one of its gas turbines. This event triggered an

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

17. IMPAIRMENT EXPENSE (Continued)

impairment analysis of the plant's long-lived assets, which resulted in a pre-tax impairment charge of approximately $25 million, which represents the net book value of the plant. It was determined that no future net cash flows would be received from the use of this long-lived asset and it was fully impaired. Placerita is reported in the North America Generation segment.

        During the third quarter of 2007, AES made a decision to curtail operations at Coal Creek Minerals, LLC ("Coal Creek"), a coal mining company, due to its inability to meet expected financial projections. The abandonment of Coal Creek triggered an impairment analysis of its long-lived assets, which resulted in a pre-tax impairment charge of approximately $10 million. The fair market value for fixed assets was estimated by evaluating the probability of all assets to be sold and the most recent sale price attributed to other assets recently sold. Coal Creek is owned by one of our subsidiaries, Cavanal Minerals, which is reported in the North America Generation segment.

        During the fourth quarter of 2006, as a result of performing the annual goodwill impairment analysis of AES China Generating Co. Ltd ("Chigen") in accordance with SFAS No. 142, a potential impairment of its equity investment in Wuhu, a coal-fired plant located in China, was identified. As part of the subsequent impairment analysis, the fair value of this investment was analyzed and determined to be less than the carrying value, resulting in a pre-tax impairment charge of $6 million. Chigen is reported in the Asia Generation segment.

        In June 2006, AES recognized a pre-tax impairment charge of $5 million related to five gas turbines that were classified as held for sale at Empresa Generadora de Electricidad Itabo, S.A. ("Itabo"). The impairment loss was recognized based on bids received from potential buyers that indicated the market value of the turbines was lower than the carrying value. Itabo is included in the results of the Latin America Generation segment. AES began consolidating Itabo subsequent to its purchase of an additional ownership interest in May 2006.

        During the third quarter of 2005, AES was notified of the sole managing member's intention to dissolve, liquidate, and terminate Totem Gas Storage LLC ("Totem"). In accordance with APB No. 18, the recoverability of AES's investment in Totem was analyzed, and as a result, a pre-tax impairment charge of $6 million was recognized. In the fourth quarter of 2004, AES recognized a pre-tax impairment charge of $2 million based upon an analysis of the recoverability of its investment in Totem at that time. Totem is included in the results of the North America Generation segment.

        During 2004, two generation unit assets with a net book value of $9 million were classified as held for sale at AES Southland. In the first quarter of 2005, in the course of evaluating the impairment of long-lived assets in accordance with SFAS No. 144, AES determined that the net book value of the peaker unit assets was not fully realizable and a pre-tax impairment charge of $5 million was recognized. By December 31, 2005, AES was able to sell $2 million of the peaker unit assets and determined the remaining carrying amount of these assets was not realizable and an additional pre-tax impairment charge of $3 million was recognized in the fourth quarter of 2005. AES Southland is reported in the North America Generation segment.

        During the fourth quarter of 2004, AES made a decision to sell Aixi, a coal-fired power plant located in China. In accordance with SFAS No. 144, the recoverability of this asset group was tested and, as a result, a pre-tax impairment charge of $15 million was recognized. Further pre-tax impairment charges of $3 million and $1 million were recognized for the years ended December 31, 2006 and 2005, respectively. Aixi is reported in the Asia Generation segment.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

18. INCOME TAXES

  INCOME TAX PROVISION

        The following table summarizes the expense for income taxes on continuing operations, as of December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Federal:
Current	$2	$(50)	$2
Deferred	5	39	23
State
Current	2	(3)	1
Deferred	8	(12)	(9)
Foreign
Current	477	458	342
Deferred	191	(70)	114

Total	$685	$362	$473

  EFFECTIVE AND STATUTORY RATE RECONCILIATION

        The following table summarizes a reconciliation of the U.S. statutory Federal income tax rate to the Company's effective tax rate, as a percentage of income before taxes for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
		(Restated)	(Restated)
Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	—	—	(2)
Taxes on foreign earnings	9	4	8
Valuation allowance	(3)	(20)	(3)
Taxes on domesticated entities	—	1	2
Cumulative translation allowance	—	19	—
Other—net	1	(3)	1

Effective tax rate	42%	36%	41%

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

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

18. INCOME TAXES (Continued)

        As of December 31, 2007, the Company had Federal net operating loss carry forwards for tax purposes of approximately $2.0 billion of which approximately $33 million expire from 2009 to 2011 and approximately $1.9 billion expire from 2018 to 2027. Approximately $68 million of the net operating loss carry forward relates to stock option deductions and will be recorded to additional paid in capital when realized. The Company also had federal general business tax credit carry forwards for tax purposes of approximately $16 million expiring from 2012 to 2027, and federal alternative minimum tax credits of approximately $8 million that carry forward without expiration. The Company had state net operating loss carry forwards as of December 31, 2007 of approximately $3.1 billion expiring in years 2010 to 2027. The Company also has federal and state net operating loss carry forwards of $374 million expiring from 2024 to 2027 for a US entity that is not included in its US consolidated tax group. As of December 31, 2007, the Company had foreign net operating loss carry forwards of approximately $2.8 billion that expire at various times beginning in 2008 and some of which carry forward without expiration, and tax credits available in foreign jurisdictions of approximately $58 million, $8 million of which expire in 2008 to 2010, $35 million of which expire in 2011 to 2019 and $15 million of which carry forward without expiration.

        The valuation allowance increased by $178 million during 2007 to $1,619 million at December 31, 2007. This net increase was primarily the result of increases in deferred tax assets at certain Brazilian subsidiaries that required corresponding increases in the valuation allowances.

        The valuation allowance decreased by $50 million during 2006 to $1,441 million at December 31, 2006. This net decrease was primarily the result of the removal of valuation allowance against deferred tax assets at foreign subsidiaries.

        The valuation allowance increased by $14 million during 2005 to $1,491 million at December 31, 2005. This net increase was primarily the result of certain investment tax credits and increases in the Company's capital loss carry forwards and certain state and foreign net operating losses whose ultimate realization is not known at this time.

        The Company believes that it is more likely than not that the remaining deferred tax assets as shown below will be realized when future taxable income is generated through the reversal of existing taxable temporary differences and income that is expected to be generated by businesses that have long-term contracts or a history of generating taxable income. The Company is monitoring the utilization of its deferred tax asset for its US consolidated net operating loss carryforward. Although management believes it is more likely than not that this deferred tax asset will be realized through generation of sufficient taxable income prior to expiration of the loss carry forwards, such realization is not assured.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

18. INCOME TAXES (Continued)

        The following table summarizes the deferred tax assets and liabilities, as of December 31, 2007 and 2006:

	December 31,
	2007	2006
		(Restated)
	(in millions)
Differences between book and tax basis of property	$1,632	$1,605
Other taxable temporary differences	249	261

Total deferred tax liability	$1,881	$1,866

Operating loss carry forwards	(1,428)	(1,667)
Capital loss carry forwards	(362)	(368)
Bad debt and other book provisions	(614)	(488)
Retirement costs	(184)	(161)
Tax credit carry forwards	(85)	(66)
Cumulative translation allowances	(215)	(263)
Other deductible temporary differences	(301)	(261)

Total gross deferred tax asset	(3,189)	(3,274)

Less: valuation allowance	1,619	1,441

Total net deferred tax asset	(1,570)	(1,833)

Net deferred tax liability	$311	$33

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

        Income from operations in certain countries is subject to reduced tax rates as a result of satisfying specific commitments regarding employment and capital investment. The Company's income tax benefits related to the tax status of these operations are estimated to be $56 million, $42 million and $62 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table summarizes the income (loss) from continuing operations, before income taxes and minority interest, for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
U.S.	$(159)	$(50)	$(137)
Non-U.S.	1,773	1,051	1,294

Total	$1,614	$1,001	$1,157

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

18. INCOME TAXES (Continued)

        On October 1, 2007 Mexico enacted the Flat Rate Business Tax ("IETU"), which is a complimentary tax to the existing income tax system whereby a taxpayer is obligated to pay (on an annual basis) the greater of the flat or income tax liability. The Company has determined that the law change results in a deferred tax charge of approximately $52 million ($49 million after minority interest). The Company is seeking certain third party consents to implement a tax planning strategy which would allow it to reverse significantly all of the 2007 deferred tax charge in a subsequent period as deferred tax benefit. There are no assurances that the tax strategy will be successful.

        In January 2008, AES Sonel received approval for an income tax rate reduction effective January 22, 2008. We are currently evaluating the impact of the tax rate reduction on the company's deferred tax assets and liabilities.

UNCERTAIN TAX POSITIONS

        Effective January 1, 2007, we adopted FIN 48 which is an accounting standard that prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions and income tax disclosures. The cumulative effect of the adoption resulted in an increase to beginning accumulated deficit of $53 million.

        Uncertain tax positions have been classified as non-current income tax liabilities unless expected to be paid in one year. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the provision for income taxes in the Consolidated Statements of Operations.

        As of December 31, 2007, the total amount of gross accrued income tax related interest and penalties included in the Consolidated Balance Sheets was $29 million and $8 million, respectively. The current year expense for interest and penalties related to unrecognized tax benefits amounted to $15 million and $4 million, respectively.

        We are potentially subject to income tax audits in numerous jurisdictions in the U.S. and internationally until the applicable statute of limitations expire. Tax audits by their nature are often complex and can require several years to complete. The following is a summary of tax years potentially subject to examination in the significant tax and business jurisdictions in which we operate:

Jurisdiction	Tax Years Subject to Examination
Argentina	2001-2007
Brazil	2002-2007
Cameroon	2004-2007
Chile	1998-2007
El Salvador	2004-2007
United Kingdom	1998-2007
United States (federal)	1992-2007

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

18. INCOME TAXES (Continued)

        As of December 31, 2007, the total amount of unrecognized tax benefits was $590 million. The total amount of unrecognized tax benefits that would benefit the effective tax rate is $533 million, of which $144 million would be in the form of tax attributes that would attract a full valuation allowance. The total amount of unrecognized tax benefits anticipated to result in a net decrease of unrecognized tax benefits within 12 months of December 31, 2007 is estimated to be between $33 million and $44 million. The net estimated decrease is primarily due to anticipated audit closures, other tax payments, and lapses in statutes of limitations.

        The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2007:

Balance at January 1, 2007	$559
Additions for current year tax positions	18
Additions for tax positions of prior years	39
Reductions for tax positions of prior years	(21)
Effects of foreign currency translation	18
Settlements	(22)
Lapse of statute of limitations	(1)

Balance at December 31, 2007	$590

        The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of December 31, 2007. Our effective tax rate and net income in any given future period could therefore be materially impacted.

19. SUBSIDIARY PREFERRED STOCK

        Minority interest includes $60 million of cumulative preferred stock of subsidiaries at December 31, 2007 and 2006. The total annual dividend requirement was approximately $3 million at December 31, 2007 and 2006. Each series of preferred stock is redeemable solely at the option of the issuer at prices between $101 and $118 per share.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

20. DISCONTINUED OPERATIONS AND BUSINESSES HELD FOR SALE

        The following table summarizes the income (loss) on disposal and impairment for the following discontinued operations for the years ended December 31, 2007, 2006 and 2005:

	December 31,
Subsidiary
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Central Valley	$20	$—	$—
EDC	(680)	—	—
Eden	(1)	(62)	—
Indian Queens	—	5	—

Loss on disposal and impairment, after taxes	$(661)	$(57)	$—

        On February 22, 2007, the Company entered into a definitive agreement with Petróleos de Venezuela, S.A., ("PDVSA") dated February 15, 2007, to sell all of its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a $120 million dividend in 2007. On March 1, 2007, the shareholders of EDC approved and declared a $120 million dividend to all shareholders on record as of March 9, 2007. A wholly-owned subsidiary of the Company was the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, this subsidiary received approximately $97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The sale of EDC and the payment of the purchase price occurred on May 16, 2007. During the first quarter of 2007, the Company recognized an impairment charge of approximately $638 million related to this sale. As a result of the final disposition of EDC, the Company recognized an additional impairment charge of approximately $42 million net of income and withholding taxes. The total impairment charge of $680 million represented the net book value of the Company's investment in EDC less the selling price. The impairment expense is included in the loss from disposal of discontinued businesses line item on the consolidated statements of operations for the year ended December 31, 2007.

        In May 2007, the Company's wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50MW Delano facility and the 25MW Mendota facility) for $51 million, subject to regulatory approvals. These facilities, along with an associated management company (together, the "Central Valley Businesses") were included in the North America Generation segment. The AES Board of Directors approved the sale of the Central Valley Businesses in February 2007. The closing of the sale occurred on July 16, 2007 and the Company recognized a gain on the sale of approximately $20 million net of tax benefit.

        In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America utility business located in Argentina. Therefore, Eden a wholly-owned subsidiary of AES, was classified as "held for sale" and reflected as such on the Consolidated Financial Statements. In 2006, the Company recognized a $62 million impairment charge to adjust the carrying value of Eden's assets to their estimated net realizable value. The impairment expense is included in the 2006 loss from disposal of discontinued businesses line item on the financial statements for the year ended December 31, 2007. The Buenos Aires Province in Argentina approved the transaction in May 2007.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

20. DISCONTINUED OPERATIONS AND BUSINESSES HELD FOR SALE (Continued)

During 2007, Eden also recognized a $1 million unfavorable adjustment to the originally recognized net loss on the sale as a result of the finalization of the sale transaction.

        In May 2006, the Company reached an agreement to sell AES Indian Queens Power Limited and AES Indian Queens Operations Limited, collectively "IQP", which is part of the Europe & Africa Generation segment. IQP is an Open Cycle Gas Turbine, located in the U.K. In September 2006, the Company completed the sale of IQP. Proceeds from the sale were $28 million in cash and the buyer assumed $30 million of IQP's debt. The Company recognized a gain on disposal of discontinued businesses of $5 million in 2006. The results of operations of IQP and the associated gain on disposal are reflected in the discontinued operations line items on the financial statements.

        Information for business components included in discontinued operations is as follows:

	December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in millions)
Revenues	$308	$796	$758

Income from operations of discontinued businesses (before taxes)	94	187	202
Income tax expense	(23)	(80)	(14)

Income from operations of discontinued businesses	$71	$107	$188

        As further discussed in Note 26—Subsequent Events, in February 2008 the Company entered into an agreement to sell two wholly-owned subsidiaries in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP. Total consideration for the transaction will be approximately $1.1 billion at closing with additional potential earn out provisions up to approximately $380 million. These businesses generated total revenues of $106 million, $78 million, and $93 million, and net (loss) income of ($35) million, ($47) million, and $6 million for the years ended December 31, 2007, 2006 and 2005, respectively, excluding intercompany transactions. The assets and liabilities of these businesses have been reclassified as "held for sale". Due to the fact that AES will have continuing involvement in the management and operations of the businesses after the completion of the sale, their results of operations will continue to be reflected as part of income from continuing operations.

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

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

21. EARNINGS PER SHARE (Continued)

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator (in millions) and shares represent the denominator (in millions):

	December 31, 2007			December 31, 2006			December 31, 2005
	Income	Shares	$ per Share	Income	Shares	$ per Share	Income	Shares	$ per Share
				(Restated)			(Restated)
BASIC EARNINGS PER SHARE
Income from continuing operations	$495	668	$0.74	$176	661	$0.27	$365	654	$0.56
EFFECT OF DILUTIVE SECURITIES
Stock options and warrants	—	9	(0.01)	—	10	—	—	10	—
Restrictive stock units	—	1	—	—	1	—	—	1	—

DILUTIVE EARNINGS PER SHARE	$495	678	$0.73	$176	672	$0.27	$365	665	$0.56

        The calculation of diluted earnings per share excluded 5,740,727, 5,164,492 and 8,397,912 options outstanding at December 31, 2007, 2006 and 2005, respectively that could potentially dilute basic earnings per share in the future. Those options were not included in the computation of diluted earnings per share, because the exercise price of those options exceeded the average market price during the related period. In 2007, 2006 and 2005, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.

22. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company currently reports seven segments, which include:

  •
  Latin America Generation;

  •
  Latin America Utilities;

  •
  North America Generation;

  •
  North America Utilities;

  •
  Europe & Africa Generation;

  •
  Europe & Africa Utilities;

  •
  Asia Generation.

        The Company's segment reporting reflects how AES manages the company internally in terms of decision making and evaluating performance. The Company manages its business primarily on a geographic basis in two distinct lines of business—the generation of electricity and the distribution of electricity ("Utilities"). These businesses are distinguished by the nature of their customers, operational differences, cost structure, regulatory environment and risk exposure. Given the geographic dispersion of our operating units, we further disaggregated the lines of business by region into separate segments to provide further transparency to our shareholders and other external constituents.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

22. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Three regions, North America, Latin America and Europe & Africa, are engaged in both Generation and Utility businesses. Our Asia region only has Generation businesses. Accordingly, these businesses and regions account for seven segments. "Corporate and Other" includes corporate overhead costs which are not directly associated with the operations of our seven primary operating segments; interest income and expense; other intercompany charges such as management fees and self-insurance premiums which are fully eliminated in consolidation; and revenue, development costs and operational costs related to our Alternative Energy business, which is currently not material to our presentation of operating segments.

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

        The tables below present the breakdown of business segment balance sheet and income statement data as of and for the years ended December 31, 2007 through 2005 (in millions):

	Total Revenue			Intersegment			External Revenue
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Revenue		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Latin America—Generation	$3,510	$2,615	$2,145	$(885)	$(789)	$(578)	$2,625	$1,826	$1,567
Latin America—Utilities	5,172	4,552	4,127	(17)	—	—	5,155	4,552	4,127
North America—Generation	2,168	1,928	1,745	—	—	—	2,168	1,928	1,745
North America—Utilities	1,052	1,032	951	—	—	—	1,052	1,032	951
Europe & Africa—Generation	975	852	735	—	—	—	975	852	735
Europe & Africa—Utilities	660	570	506	—	—	—	660	570	506
Asia—Generation	889	785	600	—	—	—	889	785	600
Corp/Other & eliminations	(838)	(758)	(562)	902	789	578	64	31	16

Total Revenue	$13,588	$11,576	$10,247	$—	$—	$—	$13,588	$11,576	$10,247

	Total Gross Margin			Intersegment			External Gross Margin
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Gross Margin		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Latin America—Generation	$955	$1,052	$857	$(853)	$(773)	$(565)	$102	279	$292
Latin America—Utilities	865	888	584	875	808	585	1,740	1,696	1,169
North America—Generation	702	610	556	18	13	14	720	623	570
North America—Utilities	313	277	301	3	2	1	316	279	302
Europe & Africa—Generation	275	247	185	4	6	5	279	253	190
Europe & Africa—Utilities	63	103	109	1	1	1	64	104	110
Asia—Generation	193	201	243	4	5	5	197	206	248
Corp/Other & eliminations	43	56	35	(52)	(62)	(46)	(9)	(6)	(11)

Total Gross Margin	$3,409	$3,434	$2,870	$—	$—	$—	$3,409	$3,434	$2,870

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

22. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	Total Assets			Depreciation and Amortization			Capital Expenditures
	December 31,			December 31,			December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Latin America—Generation	$7,659	$6,909	$6,286	$169	$154	$136	$393	$126	$74
Latin America—Utilities	8,780	7,297	6,534	199	182	155	394	313	252
North America—Generation	6,272	5,303	5,293	190	167	162	165	125	55
North America—Utilities	2,836	2,807	2,572	142	136	136	202	196	112
Europe & Africa—Generation	2,773	2,112	1,529	74	61	60	662	308	39
Europe & Africa—Utilities	1,020	795	748	58	49	47	87	48	44
Asia—Generation	2,305	2,184	2,238	60	62	62	62	9	12
Discontinued businesses	326	2,718	2,857	10	98	94	46	100	78
Corp/Other & eliminations	2,482	1,149	968	40	24	12	449	287	161

Total	$34,453	$31,274	$29,025	$942	$933	$864	$2,460	$1,512	$827

	Investment in and Advances to Affiliates			Equity in Earnings (Loss)
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
		(Restated)	(Restated)		(Restated)	(Restated)
Latin America—Generation	$80	$59	$137	$17	$16	$7
Latin America—Utilities	—	—	—	—	—	—
North America—Generation	—	—	19	—	3	9
North America—Utilities	1	1	1	—	—	—
Europe & Africa—Generation	200	131	139	11	8	4
Europe & Africa—Utilities	—	—	—	—	—	—
Asia—Generation	427	376	354	43	47	46
Discontinued businesses	—	—	—	—	—	—
Corp/Other & eliminations	35	24	10	5	(1)	—

Total	$743	$591	$660	$76	$73	$66

        The table below presents information about the Company's consolidated operations and long-lived assets, by country, for years ended December 31, 2007 through 2005 and as of December 31, 2007 and

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

22. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

2006, respectively. Revenues are recorded in the country in which they are earned and assets are recorded in the country in which they are located.

	Revenues			Property, Plant & Equipment, net
	2007	2006	2005	2007	2006
		(Restated)	(Restated)		(Restated)
	(in millions)
United States	$2,641	$2,573	$2,271	$6,448	$5,686

Non-U.S.
Brazil	4,748	4,119	3,792	5,335	4,611
Argentina	678	542	438	450	412
Chile	1,011	594	542	965	812
Dominican Republic	476	357	231	651	653
El Salvador	479	437	375	249	238
Pakistan	396	318	178	265	272
United Kingdom	235	222	208	383	303
Cameroon	330	300	288	504	407
Mexico	399	185	226	838	205
Puerto Rico	245	234	213	620	626
Hungary	344	304	230	240	225
Ukraine	330	269	217	103	106
Qatar	178	169	165	552	578
Colombia	213	184	182	393	398
Panama	175	144	134	582	449
Oman	105	114	113	331	337
Kazakhstan	284	215	158	52	47
Other Non-U.S.	321	296	286	1,059	580

Total Non-U.S.	$10,947	$9,003	$7,976	$13,572	$11,259

Total	$13,588	$11,576	$10,247	$20,020	$16,945

23. RISKS AND UNCERTAINTIES

        AES is a global power producer in 28 countries on five continents. See additional discussion of the Company's principal markets in Note 22—Segment and Geographic Information. Our principal lines of business are Generation and Utilities. The Generation line of business uses a wide range of technologies, including coal, gas, hydroelectric, and biomass as fuel to generate electricity. Our Utilities business is comprised of businesses that transmit, distribute, and in certain circumstances generate power. In addition, the Company continues to expand its Alternative Energy business which currently includes wind power generation and climate solutions for GHG reduction.

        POLITICAL AND ECONOMIC RISKS—During 2007, approximately 81% of our revenue, and 2% from discontinued businesses, was generated outside the United States and a significant portion of our international operations is conducted in developing countries. Part of our growth strategy is to expand our business in developing countries because the growth rates and the opportunity to implement operating improvements and achieve higher operating margins may be greater than those typically achievable in more developed countries. International operations, particularly the operation, financing

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

23. RISKS AND UNCERTAINTIES (Continued)

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

        Any of these factors, by themself or in combination with others, could materially and adversely affect our business, results of operations and financial condition. In addition, our Latin American operations experience volatility in revenues and earnings which have caused and are expected to cause significant volatility in our results of operations and cash flows. The volatility is caused by regulatory and economic difficulties, political instability and currency devaluations being experienced in many of these countries. This volatility reduces the predictability and enhances the uncertainty associated with cash flows from these businesses.

        Our inability to predict, influence or respond appropriately to changes in law or regulatory schemes, including any inability to obtain expected or contracted increases in electricity tariff rates or tariff adjustments for increased expenses, could adversely impact our results of operations or our ability to meet publicly announced projections or analyst's expectations. Furthermore, changes in laws or regulations or changes in the application or interpretation of regulatory provisions in jurisdictions where we operate, particularly our Utilities where electricity tariffs are subject to regulatory review or approval, could adversely affect our business, including, but not limited to:

  •
  changes in the determination, definition or classification of costs to be included as reimbursable or pass-through costs;

  •
  changes in the definition or determination of controllable or non-controllable costs;

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

23. RISKS AND UNCERTAINTIES (Continued)

  •
  changes in the definition of events which may or may not qualify as changes in economic equilibrium;

  •
  changes in the timing of tariff increases; or

  •
  other changes in the regulatory determinations under the relevant concessions.

        Any of the above events may result in lower margins for the affected businesses, which can adversely affect our business.

        RISKS RELATED TO FOREIGN CURRENCIES—AES operates businesses in many foreign environments and such operations in foreign countries may be impacted by significant fluctuations in foreign currency exchange rates. The Company's financial position and results of operations have been significantly affected by fluctuations in the value of the Brazilian real, the Argentine peso, the Dominican Republic peso, the Euro, and the Chilean peso relative to the U.S. Dollar.

        RISKS RELATED TO POWER SALES CONTRACTS—Several of the Company's power plants rely on power sales contracts with one or a limited number of entities for the majority of, and in some case all of, the relevant plant's output over the term of the power sales contract. The remaining term of the power sales contracts related to the Company's power plants range from one to 22 years. No single customer accounted for 10% or more of total revenues in 2007, 2006, or 2005.

        The cash flows and results of operations of such plants are dependent on the credit quality of the purchasers and the continued ability of their customers and suppliers to meet their obligations under the relevant power sales contract. If a substantial portion of the Company's long-term power sales contracts were modified or terminated, the Company would be adversely affected to the extent that it was unable to find other customers at the same level of contract profitability. The loss of one or more significant power sales contracts or the failure by any of the parties to a power sales contract to fulfill its obligations there under could have a material adverse impact on the Company's business, results of operations and financial condition.

24. OFF-BALANCE SHEET ARRANGEMENTS AND RELATED PARTY TRANSACTIONS

        IPL, a consolidated subsidiary of the Company, formed IPL Funding Corporation ("IPL Funding") in 1996 to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL. IPL Funding is consolidated by IPL and IPALCO since it meets requirements set forth in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties ("the Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50 million of the receivables purchased from IPL. During 2007, this agreement was extended through May 27, 2008. Accounts receivable on the Company's balance sheets are stated net of the $50 million sold.

        IPL retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss. While no direct recourse to IPL exists, it risks loss in the event collections are not sufficient to allow for full recovery of its retained interests. No servicing asset or liability is recognized since the servicing fee paid to IPL approximates a market rate.

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

24. OFF-BALANCE SHEET ARRANGEMENTS AND RELATED PARTY TRANSACTIONS (Continued)

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

        The losses recognized on the sales of receivables were $3 million, $3 million and $2 million for the years ended December 31, 2007, 2006 and 2005, respectively. These losses are included in other operating expense on the consolidated statements of operations. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

        IPL's retained interest in the receivables sold was $64 million and $63 million at December 31, 2007 and 2006, respectively. There were no proceeds from new securitizations for each of the years ended December 31, 2007, 2006 and 2005. Servicing fees of $0.6 million were paid for each of the years ended December 31, 2007, 2006 and 2005.

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

        Under the Purchase Facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt to capital, it would constitute a "termination event." As of December 31, 2007, IPL was in compliance with such covenants.

        As a result of IPL's current credit rating, the facility agent has the ability to:

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

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

24. OFF-BALANCE SHEET ARRANGEMENTS AND RELATED PARTY TRANSACTIONS (Continued)

        This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million).

        Our Panamanian businesses are partially owned by the Government of Panama (the "Government"). The Government, in turn, partially owns the distribution companies within Panama. For the years ended December 31, 2007, 2006 and 2005, our Panamanian businesses recognized electricity sales to the Government totaling $168 million, $141 million and $134 million, respectively. For the same period, our Panamanian businesses purchased electricity from the Government totaling $30 million, $23 million and $16 million, respectively. As of December 31, 2007 and 2006, our Panamanian businesses owed the Government $3 million and $5 million, respectively, payable on normal trade terms. For the same period, the Government owed our Panamanian businesses $44 million and $35 million, respectively, payable on normal trade terms.

25. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Quarterly Financial Data

        The following tables summarize the unaudited quarterly statements of operations for the Company for 2007 and 2006. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for interim periods.

	Quarter ended 2007
	Mar 31		June 30		Sept 30
							Dec 31
	Reported	(Restated)	Reported	(Restated)	Reported	(Restated)
	(in millions, except per share data)
Revenues	$3,109	$3,091	$3,344	$3,340	$3,471	$3,484	$3,673

Gross Margin	856	849	888	904	840	847	809

Income from continuing operations, net of tax	112	113	279	286	91	92	4
Discontinued operations, net of tax	(574)	(574)	(32)	(32)	12	12	4

Net (loss) income	$(462)	$(461)	$247	$254	$103	$104	$8

Basic income per share:
Income from continuing operations, net of tax	$0.17	$0.17	$0.42	$0.43	$0.14	$0.14	$—
Discontinued operations, net of tax	(0.86)	(0.86)	(0.05)	(0.05)	0.01	0.02	0.01

Basic (loss) income per share	$(0.69)	$(0.69)	$0.37	$0.38	$0.15	$0.16	$0.01

Diluted income per share:
Income from continuing operations, net of tax	$0.17	$0.17	$0.41	$0.42	$0.14	$0.14	$—
Discontinued operations, net of tax	(0.85)	(0.85)	(0.05)	(0.05)	0.01	0.01	0.01

Diluted (loss) income per share	$(0.68)	$(0.68)	$0.36	$0.37	$0.15	$0.15	$0.01

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

25. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Quarter ended 2006
	Mar 31		June 30		Sept 30		Dec 31
	Reported	(Restated)	Reported	(Restated)	Reported	(Restated)	Reported	(Restated)
	(in millions, except per share data)
Revenues	$2,806	$2,829	$2,862	$2,851	$2,947	$2,962	$2,949	$2,934

Gross Margin	905	936	867	859	826	850	800	789

Income from continuing operations, net of tax	324	343	193	196	(368)	(349)	(14)	(14)
Discontinued operations, net of tax	18	19	(39)	(39)	41	41	28	29
Extraordinary items, net of tax	—	—	21	21	—	—	—	—

Net income (loss)	$342	$362	$175	$178	$(327)	$(308)	$14	$15

Basic income per share:
Income from continuing operations, net of tax	$0.49	$0.52	$0.30	$0.30	$(0.56)	$(0.53)	$(0.02)	$(0.02)
Discontinued operations, net of tax	0.03	0.03	(0.06)	(0.06)	0.06	0.06	0.04	0.04
Extraordinary items, net of tax	—	—	0.03	0.03	—	—	—	—

Basic income (loss) per share	$0.52	$0.55	$0.27	$0.27	$(0.50)	$(0.47)	$0.02	$0.02

Diluted income per share:
Income from continuing operations, net of tax	$0.48	$0.51	$0.29	$0.30	$(0.56)	$(0.53)	$(0.02)	$(0.02)
Discontinued operations, net of tax	0.03	0.03	(0.06)	(0.06)	0.06	0.06	0.04	0.04
Extraordinary items, net of tax	—	—	0.03	0.03	—	—	—	—

Diluted income (loss) per share	$0.51	$0.54	$0.26	$0.27	$(0.50)	$(0.47)	$0.02	$0.02

26. SUBSEQUENT EVENTS

        On February 4, 2008, we entered into a stock purchase agreement with Kazakhmys PLC ("Kazakhmys"). Under the agreement, we will sell to Kazakhmys two indirect wholly-owned subsidiaries with operations in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP, which generated total revenues of approximately $185 million for the year ended December 31, 2007. We will receive consideration of approximately $1.1 billion at closing and will have the opportunity to receive additional consideration of up to approximately $380 million under earn-out provisions, a management fee and a capital expenditure program bonus, for a total consideration of up to $1.48 billion. The management agreement, also entered into on February 4, 2008, has a three year term and runs through December 2010.

        We will retain our facilities in Eastern Kazakhstan including Sogrinsk CHP and Ust-Kamenogorsk CHP; its facilities under concession agreements, Shulbinsk HPP and Ust-Kamenogorsk HPP and its trading business, Nurenergoservice L.L.P. The sale is subject to certain regulatory and third-party approvals and to customary purchase price adjustments. The transaction is expected to close by the end of the second quarter 2008.

        In March 2007, the Anhui Development and Reform Commission, ("ARDC") issued a notice to our Hefei business in China, that the State Council had made a decision to shut down small, inefficient, generation facilities in the Anhui Province by 2010 that were adding to the high level of pollution in

THE AES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2006, AND 2005

26. SUBSEQUENT EVENTS (Continued)

China. As a result Hefei, an 115 MW oil-fueled generation facility, will be shut down by the government in the first quarter of 2008. The plant will become the property of the Anhui Province and AES Hefei will receive termination compensation of approximately $30 million (net of liquidation and termination costs). At this time neither party has any legal obligations related to this transaction, therefore AES will continue to reflect Hefei's results of operations within continuing operations of AES Corporation.

        In early February 2008, the Company signed an agreement with National Power Corporation ("NPC"), a state owned utility, to purchase a 600 MW coal-fired generation facility in Masinloc, Philippines for $930 million. The purchase will be primarily financed by non-recourse debt. The 10 year old plant, which is currently partially operational, consists of two turbines; one turbine is currently in working condition while the second turbine will require maintenance to return it to a working condition. The plant will require an additional investment over the next six to 12 months to bring it up to the required operational standard. The Masinloc plant is not currently compliant with government mandated environmental regulations. Masinloc will receive permits from the Philippine government to allow for the continued operation of the plant during its environmental clean-up period. The sale is expected to close in April 2008.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Information regarding our Change in Accountants is set forth in Form 8-K filed by AES on December 13, 2007 and is herein incorporated by reference.

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

        The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a 15 and 15d 15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a 15(e) and 15d 15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Exchange Act was recorded, processed, summarized and reported accurately as evidenced by the material weaknesses described below.

        As reported in Item 9A of the Company's 2006 Form 10-K/A filed on August 7, 2007, management reported that material weaknesses existed in our internal controls as of December 31, 2006 and was in the process of taking remedial steps to correct these weaknesses. The five material weaknesses that existed as of December 31, 2006 were:

  •
  A Lack of Detailed Accounting Records for Certain Holding Companies;

  •
  Contract Accounting;

  •
  A Lack of Controls and Procedures Related to Granting and Reporting of Share-Based Compensation;

  •
  Treatment of Intercompany Loans Denominated in Other Than the Entity's Functional Currency; and

  •
  Aggregation of Control Deficiencies at our Cameroonian Subsidiary.

        As further explained below, as of December 31, 2007 the Company has remediated the following three material weaknesses:

  •
  Treatment of Intercompany Loans Denominated in Other Than the Entity's Functional Currency;

  •
  A Lack of Controls and Procedures Related to Granting and Reporting of Share-Based Compensation; and

  •
  Aggregation of Control Deficiencies at our Cameroonian Subsidiary.

        Accordingly, two material weaknesses remain unremediated as of December 31, 2007 which are:

  •
  A Lack of Detailed Accounting Records for Certain Holding Companies; and

  •
  Contract Accounting.

        Each of these material weaknesses and the remediation status is described below in the section entitled "Management's Report on Internal Controls over Financial Reporting" and "Remediation of Existing Material Weaknesses."

  Additional procedures

        As a result of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, management believes that the Consolidated Financial Statements included in this 2007 Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a 15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  provide reasonable assurance that unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements are prevented or detected timely.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of TEG and TEP, acquired in February 2007, which are included in our fiscal 2007 consolidated financial statements and which in the aggregate, consisted of approximately $789 million of total assets as of December 31, 2007; and which in the aggregate, represented $200 million and $12 million of revenues and income from continuing operations, respectively, for the year then ended. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO").

        A material weakness is a deficiency (within the meaning of PCAOB Auditing Standard No. 5), or combination of deficiencies, that result in there being a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Remediation of Existing Material Weaknesses:

        The following material weaknesses that existed as of December 31, 2006 and were reported in the Company's 2006 Form 10-K/A filed on August 7, 2007, were remediated as of December 31, 2007:

  Treatment of Intercompany Loans Denominated in Other Than the Entity's Functional Currency:

        The Company previously reported it lacked effective controls to ensure the proper application of SFAS No. 52, Foreign Currency Translation, ("SFAS No. 52"), related to the treatment of foreign currency gains or losses on certain long term intercompany loan balances denominated in other than the entity's functional currency and lacked appropriate documentation for the determination of certain of its holding companies' functional currencies. The Company also previously reported it was incorrectly translating certain loan balances due to the fact that it lacked an effective assessment process to identify and document whether or not a loan was to be repaid in the foreseeable future at inception and to update this determination on a periodic basis. Also, the Company previously reported it had incorrectly determined the functional currency for one of its holding companies which impacted the proper translation of its intercompany loan balances.

        The Company designed and implemented new controls to address this material weakness in 2006 and 2007. The completed steps of the remediation plan included the following:

  •
  developed and distributed accounting policy guidance to its subsidiaries regarding the requirements of SFAS No. 52 related to intercompany loan transactions and functional currency determinations to ensure proper evaluation of material transactions;

  •
  compiled and reviewed extensive information on its operating business and holding company legal entity functional currency designations and intercompany loans;

  •
  provided multiple sessions of SFAS No. 52 training to the accounting function throughout the Company;

  •
  implemented procedures requiring review and functional currency determination at the time a new legal entity is established and documentation of intercompany loan relationships and appropriate accounting treatment based upon the nature of the loan when the loan is denominated in other than the entity's functional currency.

        The Company tested the operating effectiveness of the control steps described above, and concluded that, as of December 31, 2007, this previously reported material weakness has been remediated.

  Aggregation of Control Deficiencies at our Cameroonian Subsidiary:

        The Company previously reported that AES SONEL, a 56% owned subsidiary of the Company located in Cameroon, did not maintain adequate and effective controls related to transactional accounting and financial reporting. Deficiencies included (i) absence of timely and sufficient financial statement account reconciliation and analysis, (ii) insufficient support resources within the accounting and finance group, (iii) inadequate preparation and review of purchase accounting adjustments necessary to correct transactions recorded in 2002 and (iv) errors in the translation of local currency financial statements to the U.S. Dollar.

        In 2006 and 2007, the Company designed and implemented its remediation plan for the material weakness. The completed steps of the remediation plan included the following:

  •
  completed initial restructuring and hiring of additional finance personnel for the SONEL finance organization, including the core SONEL financial reporting and financial controls teams, as well as within the operational and functional areas and regional offices;

  •
  codified the local month end closing procedures and continued to perform the local monthly analytical reviews of the financial statements including key balance sheet account analysis and conversion of local currency financial statements to U.S. Dollar;

  •
  implemented underlying key controls supporting the financial statement analytic procedures;

  •
  designed and implemented specific action plans to remediate known key control deficiencies in all business cycles and resolved all significant outstanding account reconciliation issues;

  •
  developed and distributed local commercial and financial and accounting policies and procedures guidance for use by SONEL corporate and regional offices and provided training to ensure implementation and future execution of controls; and

  •
  expanded the information technology infrastructure, resources, and capabilities across SONEL's business units in order to centralize and improve the financial data collection process, customer billing system and operational efficiency of financial reporting.

        The Company tested the operating effectiveness of the control steps described above, and concluded that, as of December 31, 2007, this previously reported material weakness has been remediated.

  Lack of Adequate Controls and Procedures Related to Granting and Reporting of Share-Based Compensation:

        The Company previously reported that it did not maintain effective controls over its accounting for share-based compensation and related practices for granting shares of stock. Weaknesses included an inadequate understanding, communication and recording of the compensation expense, due to the failure to appropriately determine share measurement dates for accounting purposes. The Company identified certain errors in its previous accounting for share-based compensation related to the periods 1997-2006.

        In 2006 and 2007, the Company designed and implemented its remediation plan for the material weakness. The completed steps of the remediation plan included the following:

  •
  retained an outside consulting firm to assist with the collection and processing of data relating to the Company's share-based compensation grants and electronic discovery for the periods 1997-2007;

  •
  instituted a moratorium on grants of share-based compensation which was subsequently lifted by the Board on October 12, 2007;

  •
  enhanced the knowledge base of our personnel including providing instruction to the share-based compensation administrators regarding the definition of measurement date issues for subsequent administration and instruction regarding the requirements of SFAS No. 123(R) to accounting personnel so they can properly account for share-based compensation;

  •
  established formal policies and procedures to develop inter-departmental communication whereby the share-based compensation administrators will timely notify accounting personnel of grants, modifications to grants, or other relevant information so that accounting can make the necessary fair value adjustments;

  •
  established formal polices and procedures in the granting process to ensure that the measurement date and the grant date are the same; and

  •
  performed a comprehensive review of the Company's stock compensation database to ensure that it is current, accurate and complete as the point of record for all outstanding share-based compensation and establishing monthly database maintenance procedures to ensure on-going reconciliation and roll forward from the administrative database to the Company's accounting records.

        The Company tested the operating effectiveness of the control steps described above, and concluded that, as of December 31, 2007, this previously reported material weakness has been remediated.

        Management determined that the following material weaknesses in internal control over financial reporting that existed as of December 31, 2006, and were reported in the Company's Form 10-K/A filed on August 7, 2007 also existed as of December 31, 2007:

  Lack of Detailed Accounting Records for Certain Holding Companies:

        While testing newly implemented controls for both the Income Tax and Treatment of Intercompany Loan material weaknesses, during and subsequent to the fourth quarter of 2006, the Company identified a risk resulting from the failure to maintain separate legal entity books and records for certain holding companies. While the Company believes that it has manual processes in place to capture and segregate all material transactions, there remains a risk that due to the lack of detailed records of these holding companies, transactions and consolidations may not be captured timely or evaluated at the appropriate level of detail. The Company is attempting to track entities, however, until this process is fully implemented, there is a risk that certain transactions may not be captured by the current manual processes in a timely manner or incorrect consolidation decisions may be made. As a result, the Company has determined that the failure to establish controls to maintain separate legal entity books and records for certain holding companies could result in a reasonable possibility of a material misstatement and thus continues to represent a material weakness as of December 31, 2007.

  Contract Accounting:

        As of December 31, 2006, the Company reported it lacked effective controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and upon modification, to allow them to be adequately accounted for in accordance with GAAP. As discussed below, certain of our contracts, at inception or upon modification, contain terms that trigger specific accounting treatment related to derivatives, hedges, lease accounting, variable interests and guarantees that our controls have not effectively identified. These types of interconnections between accounting principles are significant factors that led to contract-related accounting adjustments in the Company's financial statements. In 2007, the Company identified and reported a material adjustment related to a contract that was entered into in 2004 and should have been accounted for as a derivative in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), and reported adjustments for several errors related to accounting for embedded derivatives in contracts that were executed prior to 2006. The Company also previously reported it lacked an effective control to ensure that an adequate hedge valuation was performed and lacked effective controls to ensure preparation of adequate documentation of the on-going assessment of hedge effectiveness, in accordance with SFAS No. 133 for certain interest rate and foreign currency hedge contracts entered into prior to 2005. In 2007, subsequent to the filing of the 2006 Form 10-K on May 23, 2007, the Company identified certain lease-related errors related to the accounting for contract modifications that occurred after the July 1, 2003 implementation of EITF 01-08, Determining Whether an Arrangement Contains a Lease, ("EITF 01-08"), whereby contract modifications had not been evaluated for proper lease accounting treatment. In 2007, the Company also identified a variable interest entity that should have been consolidated pursuant to FIN No. 46(R), Consolidation of Variable Interest Entities, ("FIN No. 46(R)").

        As a result of the errors we have identified, the Company determined that the lack of effective controls could result in a reasonable possibility of material misstatement and thus continues to represent a material weakness as of December 31, 2007.

  Conclusion

        As evidenced by the material weaknesses described above, management has concluded that, as of December 31, 2007, the Company did not maintain effective internal control over financial reporting.

  Material Weaknesses Remediation Plans as of the date of filing this Form 10-K

        Management and our Board of Directors are committed to the remediation of these material weaknesses as well as the continued improvement of the Company's overall system of internal control over financial reporting. Management is implementing remediation plans for the weaknesses described above and has taken efforts to strengthen the existing finance organization and systems across the Company. These efforts include hiring additional accounting and tax personnel at the corporate office to provide technical support and oversight of our global financial processes, as well as assessing where additional finance resources may be needed at our subsidiaries. Various levels of training programs on specific aspects of GAAP have been developed and provided to our subsidiaries throughout 2007 and through the date of this filing.

  Lack of Detailed Accounting Records for Certain Holding Companies:

        While the Company believes that it has manual processes in place to capture all material transactions, there remains a risk that due to the lack of detailed records for these holding companies, transactions may not be timely captured or evaluated at the appropriate level of detail. As a part of the remediation plan, the Company is attempting to track entities, however, until this process is fully implemented, there is a risk that certain transactions may not be captured by the current manual processes in a timely manner.

        The completed steps related to the remediation plan include the following:

  •
  outlined a plan to communicate, document and track the formation, liquidation or changes to the Company's legal entities, including distribution of updated policies and procedures and checklists to track these changes;

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

        The Company continues to execute on additional steps to the remediation plan. The following remediation steps are still in process:

  •
  continue to expand staffing and resources dedicated to the creation and maintenance of legal entity accounting records;

  •
  implement a consolidation review process for new legal entities;

  •
  complete the establishment of general ledger packages for the priority list of legal entities; and

  •
  provide training to the various corporate and field personnel concerning the maintenance of these legal entities.

        Until the remediation steps identified above are fully implemented, there remains a reasonable possibility of a material misstatement. Accordingly, this item continues to represent a material weakness as of December 31, 2007.

  Contract Accounting:

        The Company previously reported it lacked effective controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and upon modification, to allow them to be adequately accounted for in accordance with GAAP. Certain of our contracts, at inception or upon modification, contain terms that trigger specific accounting treatment related to derivatives, hedges, lease accounting, variable interests and guarantees that our controls have not effectively identified. These types of interconnections between accounting principles are significant factors that led to contract-related accounting adjustments in the Company's financial statements.

        During the course of remediating this material weakness, the Company developed a remediation plan which includes, among other controls, a broad review of contracts by the Company's accounting department so that the Company can identify and properly account for leases, derivatives and hedging activities, variable interests under FIN No. 46(R)and guarantees under FIN No. 45. The completeness of the contract evaluation process is essential to establishing proper contract accounting in conformity with GAAP.

        Although the Company believes it has implemented appropriate controls to ensure remediation of the Contract Accounting material weakness, we will continue to assess the operating effectiveness of these controls as well as identify areas for improvement to the execution of the current controls, before concluding full remediation.

        The completed steps related to the remediation plan include the following:

  •
  engaged outside resources to assist management in refining comprehensive contract review policies and procedures for use by our subsidiaries when evaluating, reviewing and approving contracts that may qualify as derivatives or hedges, that may contain embedded derivatives, that may qualify as leases, or that may contain variable interests or guarantees;

  •
  developed an automated solution (implemented in February 2007) to collect and consolidate all material contracts at our subsidiaries to assist in the appropriate evaluation and documentation requirements in accordance with GAAP;

  •
  provided detailed training to subsidiaries on new policy and procedure guidance related to contract evaluation;

  •
  centralized hedge assessments and valuations within the Corporate Accounting and Risk Management functions;

  •
  improved procedures to ensure the submission of contracts and contract modifications for GAAP evaluation;

  •
  provided additional training to both finance and non-finance employees who are responsible for hedging activities, development of power purchase agreements and negotiation of significant purchase contracts: and

  •
  performed an assessment of all contracts dated prior to the implementation of the above controls (July 1, 2006) relative to the risk of additional errors. All contracts, which included a population of over 500, that were considered to have more than a minimal level of risk, were reviewed and analyzed to determine proper accounting treatment. As a result of this review, three contracts were determined to have been accounted for in error, including Deepwater. Prior period results have been restated to reflect the correction of these errors.

        As noted, while the Company believes that it has reviewed its significant contracts, the Company will continue to evaluate the operating effectiveness of the controls that have been implemented to ensure that processes and procedures are in place to ensure timely gathering and review of all significant contracts and contract amendments. The Company will also continue to enhance the design of certain controls to address:

  •
  The process for reviewing new and amended contracts to evaluate the accuracy of the accounting analysis;

  •
  The process for ensuring the completeness of the population of contracts subject to the above accounting analysis;

  •
  The process for identifying variable interest entities for potential consolidation;

  •
  The systems and processes used to ensure the proper valuation of derivative instruments; and

  •
  The process for documentation of the on-going assessment of hedge effectiveness.

        The Company continues to implement the remediation plans of this material weakness and it will assess the operating effectiveness of these controls as well as identify areas for improvement to the current execution of certain controls prior to concluding on full remediation. Until the remediation steps identified above are fully implemented, there remains a reasonable possibility of material misstatement. Accordingly, this item is a material weakness as of December 31, 2007.

Changes in Internal Control:

        During the quarter ended December 31, 2007, there were no other significant changes other than those described above in our internal control over financial reporting that have materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The AES Corporation
Arlington, Virginia

        We have audited The AES Corporation and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        As described in Management's Report on Internal Controls over Financial Reporting in Item 9A, management excluded from its assessment the internal control over financial reporting at the TEG and TEP locations, which were acquired in February 2007, which are included in the 2007 consolidated financial statements, and which in the aggregate, consisted of approximately $789 million of total assets as of December 31, 2007, and which in the aggregate, represented $200 million and $12 million of revenues and income from continuing operations, respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at the TEG and TEP locations.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assuance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Lack of Detailed Accounting Records for Certain Holding Companies:

        While testing newly implemented controls for both the Income Tax and Treatment of Intercompany Loan material weaknesses, during and subsequent to the fourth quarter of 2006, the Company identified a risk resulting from the failure to maintain separate legal entity books and records for certain holding companies. While the Company believes that it has manual processes in place to capture and segregate all material transactions, there remains a risk that due to the lack of detailed records of these holding companies, transactions and consolidations may not be captured timely or evaluated at the appropriate level of detail. The Company is attempting to track entities; however, until this process is fully implemented, there is a risk that certain transactions may not be captured by the current manual processes in a timely manner or incorrect consolidation decisions may be made.

Contract Accounting:

        As of December 31, 2006, the Company reported it lacked effective controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and upon modification, to allow them to be adequately accounted for in accordance with Generally Accepted Accounting Principles (United States). As discussed below, certain contracts, at inception or upon modification, contain terms that trigger specific accounting treatment related to derivatives, hedges, lease accounting, variable interests and guarantees, and controls have not been effectively identified. These types of interconnections between accounting principles are significant factors that led to contract-related accounting adjustments in the Company's financial statements. In 2007, the Company identified and reported a material adjustment related to a contract that was entered into in 2004 and should have been accounted for as a derivative in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), and reported adjustments for several errors related to accounting for embedded derivatives in contracts that were executed prior to 2006. The Company also previously reported it lacked an effective control to ensure that an adequate hedge valuation was performed and lacked effective controls to ensure preparation of adequate documentation of the on-going assessment of hedge effectiveness, in accordance with SFAS No. 133 for certain interest rate and foreign currency hedge contracts entered into prior to 2005. In 2007, subsequent to the filing of the 2006 Form 10-K on May 23, 2007, the Company identified certain lease-related errors related to the accounting for contract modifications that occurred after the July 1, 2003 implementation of Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, whereby contract modifications had not been evaluated for proper lease accounting treatment. In 2007, the Company also identified a variable interest entity that should have been consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.

        As a result of the errors identified above, the Company determined that the lack of effective controls in the processes described could result in a reasonable possibility of a material misstatement of the Company's annual or interim financial statements occurring that would not be prevented or detected on a timely basis. Accordingly, these deficiencies continue to represent material weaknesses as of December 31, 2007.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operation, changes in stockholders' equity, cash flows, and financial statement schedules as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

        In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and the financial statement schedules as of and for the year ended December 31, 2007, of the Company and out report dated March 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and includes explanatory paragraphs relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" in 2007, Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" in 2006, Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" in 2005, and the restatements of the consolidated financial statements and financial statement schedules as discussed in Note 1.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 14, 2008

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following information is incorporated by reference from the 2008 Proxy Statement, File No. 001-12291, which will be filed on or around March 17, 2008 (the 2008 Proxy Statement):

  •
  Information regarding the directors required by this item found under the heading Board of Directors

  •
  Information regarding AES's Code of Ethics found under the heading AES Code of Business Conduct and Corporate Governance Guidelines

  •
  Information regarding compliance with Section 16 of the Exchange Act required by this item found under the heading Governance Matters—Section 16(a) Beneficial Ownership Reporting Compliance

  •
  Information regarding AES's Financial Audit Committee found under the heading The Committees of the Board—Financial Audit Committee (the "Audit Committee")

        Certain information regarding executive officers required by this Item is set forth as a supplementary item in Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The other information required by this Item, to the extent not included above, will be contained in our Proxy Statement for the 2008 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The following information is contained in the 2008 Proxy Statement and is incorporated by reference: the information regarding executive compensation contained under the heading Compensation Discussion and Analysis and the Compensation Committee Report on Executive Compensation under the heading Report of the Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  a)    Security Ownership of Certain Beneficial Owners.

        See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" of the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Registrant, which information is incorporated herein by reference.

  (b)   Security Ownership of Directors and Executive Officers.

        See the information contained under the caption "Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers" of the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Registrant, which information is incorporated herein by reference.

  (c)   Changes in Control.

        None.

  (d)   Securities Authorized for Issuance under Equity Compensation Plans.

        See the information contained under the caption Securities Authorized for Issuance Under Equity Compensation Plans of the Proxy Statement for the 2008 Annual Meeting of Shareholders which is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information regarding related party transactions required by this item is included in the 2008 Proxy Statement found under the headings Transactions with Related Persons, Proposal I: Election of Directors and The Committees of the Board are incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information concerning principal accounting fees and services included in the 2008 Proxy Statement contained under the heading Information Regarding The Independent Registered Public Accounting Firm's Fees, Services and Independence is incorporated by reference.

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

10.3	The AES Corporation Profit Sharing and Stock Ownership Plan are incorporated herein by reference to Exhibit 4(c) (1) to the Registration Statement on Form S-8 (Registration No. 33-49262).
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
10.8	The AES Corporation Stock Option Plan for Outside Directors as amended is incorporated herein by reference to the Registrant's 2003 Proxy Statement.
10.9	The AES Corporation Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.
10.9.A	Amendment to The AES Corporation Supplemental Retirement Plan, dated March 13, 2008 (filed herewith).
10.10	The AES Corporation 2001 Stock Option Plan is incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000.
10.11
Second Amended and Restated Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000.
10.12	The AES Corporation 2001 Non-Officer Stock Option Plan is incorporated herein by reference to the Registrant's 2002 Form 10-K.
10.12.A	Amendment to the 2001 Stock Option Plan and 2001 Non-Officer Stock Option Plan, dated March 13, 2008 (filed herewith).
10.13	The AES Corporation 2003 Long Term Compensation Plan is incorporated herein by reference to the Registrant's 2003 Proxy Statement.
10.14	The AES Corporation Employment Agreement with Paul Hanrahan is incorporated herein by reference to the Registrant's 2002 Form 10-K.
10.15	The AES Corporation Employment Agreement with Barry J. Sharp is incorporated herein by reference to the Registrant's 2002 Form 10-K.
10.16	The AES Corporation Employment Agreement with John R. Ruggirello is incorporated herein by reference to the Registrant's 2002 Form 10-K.
10.17	The AES Corporation Employment Agreement with Victoria D. Harker is incorporated herein by reference to Exhibit 99.2 of the Form 8-K filed on January 25, 2006.

10.18
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
10.19
Second Amended and Restated Pledge Agreement dated as of December 12, 2002 between AES EDC Funding II, L.L.C. and Citicorp USA, Inc., as Collateral Agent is herein incorporated by reference to Exhibit 99.3 of the Form 8-K filed on December 17, 2002.
10.20	The AES Corporation Restoration Supplemental Retirement Plan, as Amended and Restated, dated March 13, 2008 (file herewith).
10.21
Third Amended And Restated Credit And Reimbursement Agreement dated as of March 17, 2005 among THE AES CORPORATION, a Delaware corporation, the SUBSIDIARY GUARANTORS listed herein, the BANKS listed on the signature pages hereof, CITIGROUP GLOBAL MARKETS INC., as Lead Arranger and Book Runner, BANC OF AMERICA SECURITIES LLC, as Lead Arranger and Book Runner and as Co-Syndication Agent, DEUTSCHE BANK SECURITIES INC, as Lead Arranger and Book Runner, UNION BANK OF CALIFORNIA, N.A., as Co-Syndication Agent and as Lead Arranger and Book Runner and as Syndication Agent, LEHMAN COMMERCIAL PAPER INC., as Co-Documentation Agent, UBS SECURITIES LLC, as Co-Documentation Agent, SOCIÉTÉ GÉNÉRALE, as Co-Documentation Agent, CREDIT LYONNAIS NEW YORK BRANCH, as Co-Documentation Agent, CITICORP USA, INC., as Administrative Agent for the Bank Parties and CITIBANK, N.A., as Collateral Agent for the Bank Parties is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.
10.22
Amendment No. 1 To Third Amended And Restated Credit And Reimbursement Agreement dated as of August 10, 2004 among THE AES CORPORATION, a Delaware corporation, the SUBSIDIARY GUARANTORS, the BANK PARTIES, CITICORP USA, INC., as administrative agent and CITIBANK, N.A., as Collateral Agent, for the Bank Parties is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.
10.23
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

10.24
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
10.25
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
10.26
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
10.27
Credit Agreement dated as of March 31, 2006 among The AES Corporation as Borrower, Merrill Lynch Capital Corporation as Administrative Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger is incorporated herein by reference to Exhibit 99.1 of the Form 8-K filed on April 3, 2006.
10.28
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
10.29
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
10.30
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
10.31
Amendment No. 10 and Waiver No. 6 to Third Amended and Restated Credit and Reimbursement Agreement dated as of March 22, 2007 among The AES Corporation, a Delaware corporation, the Subsidiary Guarantors, the Bank Parties, Citicorp USA, Inc., as administrative agent and Citibank, N.A., as Collateral Agent, for the Bank Parties is incorporated herein by reference to Exhibit 99.1 of the Form 8-K filed on March 23, 2007.
10.32
Amendment No. 11 To Third Amended and Restated Credit and Reimbursement Agreement dated as of June 29, 2007 among The AES Corporation, a Delaware corporation, the Subsidiary Guarantors, the Bank Parties, Citicorp USA, Inc., as administrative agent and Citibank, N.A., as Collateral Agent, for the Bank Parties is incorporated herein by reference to Exhibit 10.32 of the Form S-4 filed on December 7, 2007.

10.33
Amendment No. 12 To Third Amended and Restated Credit and Reimbursement Agreement dated as of September 13, 2007 among The AES Corporation, a Delaware corporation, the Subsidiary Guarantors, the Bank Parties, Citicorp USA, Inc., as administrative agent and Citibank, N.A., as Collateral Agent, for the Bank Parties is incorporated by reference to Exhibit 10.33 of the Form S-4 filed on December 7, 2007.
10.34	The AES Corporation International Retirement Plan, effective January 1, 2007, incorporated herein by reference to Exhibit 10.33 to the Form 10-K filed on May 23, 2007.
10.36
The definitive agreement between Petroleos de Venezuela S.A. and The AES Corporation and AES Shannon Holdings B.V. dated February 15, 2007 is incorporated by reference to Exhibit 99.1 of the Form 8-K filed on February 27, 2007.
10.38
The Purchase and Sale Agreement (with exhibits) dated February 5, 2008 among Anturie Beteiligungsverwaltungs GmbH, the Seller, Kazakhmys Power B.V., the Purchaser, and Kazakhmys PLC, the Parent Company, (filed herewith).
10.39
The Management Agreement dated February 5, 2008 among Kazakhmys PLC, a public company registered in England, AES Ekibastuz LLP, a Kazakhstan limited liability partnership, AES Maikuben LLP, a Kazakhstan limited liability partnership, Maikuben West LLP, a Kazakhstan limited liability partnership and Alberich Beteiligungsverwaltungs GmbH, (filed herewith).
10.40	The AES Corporation Amended and Restated Severance Plan, March 13, 2008 (filed herewith).
10.41	The AES Corporation Performance Incentive Plan, as Amended and Restated, dated March 13, 2008 (filed herewith).
12.1	Statement of computation of ratio of earnings to fixed charges (filed herewith).
16.1
Letter from Deloitte & Touche LLP addressed to the Securities and Exchange Commission relating to auditor dismissal dated December 13, 2007 (incorporated by reference to the Form 8-K, December 13, 2007)
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

THE AES CORPORATION (Company)
Date: March 14, 2007	By:	/s/ PAUL HANRAHAN Name: Paul Hanrahan President, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
* Paul Hanrahan	President, Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2007
* Kristina M. Johnson	Director	March 14, 2007
* John A. Koskinen	Director	March 14, 2007
* Philip Lader	Director	March 14, 2007
* John H. McArthur	Director	March 14, 2007
* Sandra O. Moose	Director	March 14, 2007
* Philip A. Odeen	Chairman of the Board and Lead Independent Director	March 14, 2007
* Charles O. Rossotti	Director	March 14, 2007
* Sven Sandstrom	Director	March 14, 2007
/s/ VICTORIA D. HARKER Victoria D. Harker	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2007
/s/ MARY WOOD Mary Wood	Vice President and Controller (Principal Accounting Officer)
*By:	/s/ BRIAN A. MILLER Attorney-in-fact	March 14, 2007

THE AES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I—Condensed Financial Information of Registrant	S-2
Schedule II—Valuation and Qualifying Accounts	S-8

        Schedules other than those listed above are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

THE AES CORPORATION

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNCONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	December 31,
	2007	2006
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	913	238
Restricted cash	15	8
Accounts and notes receivable from subsidiaries	932	895
Deferred income taxes	11	20
Prepaid expenses and other current assets	62	38

Total current assets	1,933	1,199
Investment in and advances to subsidiaries and affiliates	6,220	5,790
Office Equipment:
Cost	67	55
Accumulated depreciation	(29)	(18)

Office equipment, net	38	37
Other Assets:
Deferred financing costs, net of accumulated amortization of $75 and $60, respectively	71	76
Deferred income taxes	522	781
Other assets:	213	112

Total other assets	806	969

Total	8,997	7,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	7	1
Accrued and other liabilities	261	221
Senior notes payable — current portion	223	—

Total current liabilities	491	222
Long-term Liabilities:
Term loan	200	200
Senior notes payable	4,615	3,859
Junior subordinated notes and debentures payable	517	731
Other long-term liabilities	10	4

Total long-term liabilities	5,342	4,794
Stockholders' equity:
Common stock	7	7
Additional paid-in capital	6,776	6,659
Accumulated loss	(1,241)	(1,093)
Accumulated other comprehensive loss	(2,378)	(2,594)

Total stockholders' equity	3,164	2,979

Total	8,997	7,995

See Notes to Schedule 1

THE AES CORPORATION

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF UNCONSOLIDATED OPERATIONS

(IN MILLIONS)

	For the Years Ended December 31
	2007	2006	2005
		(Restated)	(Restated)
Revenues from subsidiaries and affiliates	$32	$38	$39
Equity in earnings of subsidiaries and affiliates	588	882	1,069
Interest income	155	48	54
General and Administrative expenses	(411)	(293)	(178)
Interest expense	(471)	(443)	(441)

(Loss) income before cumulative effect of change in accounting principle	(107)	232	543
Cumulative effect of change in accounting principle	—	—	1

(Loss) income before income taxes	(107)	232	544
Income tax benefit	12	15	5

Net (loss) income	$(95)	$247	$549

See Notes to Schedule 1

THE AES CORPORATION

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF UNCONSOLIDATED CASH FLOWS

(IN MILLIONS)

	For the Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
Net cash provided by operating activities	$213	$288	$412
Investing Activities:
Proceeds from asset sales, net of expenses	55	120	2
Investment in and advances to subsidiaries	(899)	(337)	(148)
Acquisitions-net of cash acquired	(3)	(103)	(85)
Return of capital	265	10	57
Increase in restricted cash	(7)	(1)	(3)
Additions to property, plant and equipment	(199)	(37)	(30)

Net cash used in investing activities	(788)	(348)	(207)
Financing Activities:
Borrowings of notes payable and other coupon bearing securities	2,000	—	5
Repayments of notes payable and other coupon bearing securities	(1,315)	(150)	(259)
Return of investment on equity capital contributions	—	117	—
Loans from subsidiaries	534	—	—
Proceeds from issuance of common stock, net	58	78	26
Payments for deferred financing costs	(27)	(9)	(2)

Net cash provided by (used in) financing activities	1,250	36	(230)
Increase (decrease) in cash and cash equivalents	675	(24)	(25)
Cash and cash equivalents, beginning	238	262	287

Cash and cash equivalents, ending	$913	$238	$262

Cash payments for interest, net of amounts capitalized	$416	$419	$414
Cash payments for income taxes, net of refunds	$—	$—	$—

See Notes to Schedule 1

THE AES CORPORATION

SCHEDULE I

NOTES TO SCHEDULE I

1.     Application of Significant Accounting Principles

        Accounting for Subsidiaries and Affiliates—The AES Corporation (the "Company") has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated financial information.

        Revenues—Construction management fees earned by the parent from its consolidated subsidiaries are eliminated.

        Income Taxes—Effective January 1, 2007 the Company adopted the provisions set forth in FIN No. 48 Accounting for Uncertainty in Income Taxes, ("FIN No. 48"). Under FIN No. 48, positions taken on the Company's income tax return which satisfy a more-likely-than-not threshold will be recognized in the financial statements. The unconsolidated income tax expense or benefit computed for the Company in accordance with SFAS No. 109, Accounting for Income Taxes, reflects the tax assets and liabilities of the Company on a stand alone basis and the effect of filing a consolidated U.S. income tax return with certain other affiliated companies.

        Accounts and Notes Receivable from Subsidiaries—such amounts have been shown in current or long-term assets based on terms in agreements with subsidiaries, but payment is dependent upon meeting conditions precedent in the subsidiary loan agreements.

Selected Unconsolidated Balance Sheet Data:

  Selected Unconsolidated Balance Sheet Data:

	December 31, 2007	December 31, 2006
		As Previously Reported	As Restated
	(in millions)	(in millions)
Assets
Investment in and advances to subsidiaries and affiliates	$6,220	$5,777	$5,790
Deferred income taxes	$522	$799	$781
Total other assets	$806	$988	$969
Total assets	$8,997	$8,001	$7,995
Liabilities & Stockholders' Equity
Other long-term liabilities	$10	$24	$3
Total long-term liabilities	$5,342	$4,814	$4,794
Additional paid-in capital	$6,776	$6,654	$6,659
Accumulated loss	$(1,241)	$(1,096)	$(1,093)
Accumulated other comprehensive loss	$(2,378)	$(2,600)	$(2,594)
Total stockholders' equity	$3,164	$2,965	$2,979
Total liabilities & stockholders' equity	$8,997	$8,001	$7,995

Selected Statement of Unconsolidated Operations Data:

  Selected Unconsolidated Operations Data:

	For the Year Ended December 31,
	2007	2006		2005
		As Previously Reported	As Restated	As Previously Reported	As Restated
	(in millions)	(in millions)		(in millions)
Equity in earnings of subsidiaries and affiliates	$588	$838	$882	$1,090	$1,069
(Loss) income before cumulative effect of change in accounting principle	$(107)	$187	$232	$564	$543
(Loss) income before income taxes	$(107)	$187	$232	$565	$544
Income tax benefit	$12	$17	$15	$22	$5
Net (loss) income	$(95)	$204	$247	$587	$549

2.     Notes Payable

				December 31,
	Interest Rate	Final Maturity	First Call Date(1)	2007	2006 (Restated)
				(in millions)
Senior Secured Term Loan	LIBOR + 1.75%	2011	—	200	200
Senior Secured Notes	8.750%	2013	5/15/2008	753	1,200
Senior Secured Notes	9.000%	2015	—	—	600
Senior Notes	8.000%	2017	—	1,500	—
Senior Notes	7.750%	2015	—	500	—
Senior Notes	8.750%	2008	—	9	202
Senior Notes	9.500%	2009	—	467	467
Senior Notes	9.375%	2010	—	423	423
Senior Notes	8.875%	2011	—	307	307
Senior Notes	8.375%	2011	—	171	168
Senior Notes	7.750%	2014	—	500	500
Convertible Junior Subordinated Debentures	6.000%	2008	—	213	213
Convertible Junior Subordinated Debentures	6.750%	2029	—	517	517
Unamortized discounts				(5)	(7)

SUBTOTAL				5,555	4,790

Less: Current maturities				(223)	—

Total				$5,332	$4,790

(1)
The first call date represents the date that the Company, at its option, can call the related debt.

        FUTURE MATURITIES OF DEBT—Scheduled maturities of total debt for continuing operations at December 31, 2007 are:

2008	$223
2009	467
2010	423
2011	677
2012	—
Thereafter	3,765

Total	$5,555

3.     Dividends from Subsidiaries and Affiliates

        Cash dividends received from consolidated subsidiaries and from affiliates accounted for by the equity method were as follows:

	2007	2006	2005
Subsidiaries	$737	$808	$741
Affiliates	$21	$19	$32

4.     Guarantees and Letters of Credit

        GUARANTEES—In connection with certain of its project financing, acquisition, and power purchase agreements, the Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments, excluding those collateralized by letter of credit and other obligations discussed below, were limited as of December 31, 2007, by the terms of the agreements, to an aggregate of approximately $807 million representing 32 agreements with individual exposures ranging from less than $1 million up to $167 million.

        LETTERS OF CREDIT—At December 31, 2007, the Company had $512 million in letters of credit outstanding representing 29 agreements with individual exposures ranging from less than $1 million up to $196 million, which operate to guarantee performance relating to certain project development and construction activities and subsidiary operations. The Company pays letter of credit fees ranging from 1.63% to 3.94% per annum on the outstanding amounts. In addition, the Company had less than $1 million in surety bonds outstanding at December 31, 2007.

THE AES CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)

	Additions		Deductions
	Balance at Beginning of the Period	Charged to Costs and Expenses	Translation Adjustment	Amounts Written off	Balance at the End of the Period
Allowance for accounts receivables (current and noncurrent)
Year ended December 31, 2005 (Restated)	$363	$312	$40	$(230)	$485
Year ended December 31, 2006 (Restated)	485	87	39	(280)	$331
Year ended December 31, 2007	331	179	53	(192)	$371

QuickLinks

EXPLANATORY NOTE
THE AES CORPORATION FISCAL YEAR 2007 FORM 10-K TABLE OF CONTENTS
PART I
FORWARD-LOOKING INFORMATION
  ITEM 1. BUSINESS
Revenue
Gross Margin
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
THE AES CORPORATION PEER GROUP INDEX/STOCK PRICE PERFORMANCE COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS ASSUMES INITIAL INVESTMENT OF $100
COMPARISON OF THREE YEAR CUMULATIVE TOTAL RETURNS ASSUMES INITIAL INVESTMENT OF $100
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE AES CORPORATION CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006
THE AES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
THE AES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
THE AES CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
THE AES CORPORATION AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENT SCHEDULES
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