Form 10-Q
period 2008-03-31
AES CORP
filed 2008-05-08
CIK 874761

Use these links to rapidly review the document
THE AES CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at May 5, 2008, was 671,811,226.

EXPLANATORY NOTE

        In its current report on Form 8-K dated February 29, 2008, the Company disclosed that it would be restating certain previously reported consolidated financial statements. On March 17, 2008, the Company filed its Annual Report for the year ended December 31, 2007 on Form 10-K the ("2007 Form 10-K") which included the restatement of prior periods, including selected quarterly data. The condensed consolidated financial statements presented in Item 1 and the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 reflect the restatement of selected quarterly financial information to conform to the 2007 Form 10-K. In addition, the prior period condensed consolidated financial statements in this Quarterly Report have been restated to reflect discontinued operations and businesses held for sale as discussed in Note 7 of the condensed consolidated financial statements.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE AES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
		(Restated)(1)
	(in millions, except per share data)
Revenues:
Regulated	$1,915	$1,600
Non-Regulated	2,189	1,491

Total revenues	4,104	3,091

Cost of Sales:
Regulated	(1,353)	(1,077)
Non-Regulated	(1,705)	(1,165)

Total cost of sales	(3,058)	(2,242)

Gross margin	1,046	849

General and administrative expenses	(99)	(79)
Interest expense	(435)	(424)
Interest income	117	101
Other expense	(25)	(40)
Other income	45	37
Gain on sale of investments	4	1
Impairment expense	(47)	—
Foreign currency transaction gains on net monetary position	22	3
Other non-operating expense	—	(39)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF AFFILIATES AND MINORITY INTEREST	628	409
Income tax expense	(240)	(175)
Net equity in earnings of affiliates	22	20
Minority interest	(176)	(141)

INCOME FROM CONTINUING OPERATIONS	234	113

Income from operations of discontinued businesses, net of income tax expense of $—and $12, respectively	—	62
Loss from disposal of discontinued businesses, net of income tax expense of $—	(1)	(636)

NET INCOME (LOSS)	$233	$(461)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.35	$0.17
Discontinued operations, net of tax	—	(0.86)

BASIC EARNINGS (LOSS) PER SHARE:	$0.35	$(0.69)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.34	$0.17
Discontinued operations, net of tax	—	(0.85)

DILUTED EARNINGS (LOSS) PER SHARE:	$0.34	$(0.68)

(1)
See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,766	$2,058
Restricted cash	459	522
Short-term investments	1,445	1,306
Accounts receivable, net of reserves of $280 and $255, respectively	2,562	2,270
Inventory	514	480
Receivable from affiliates	48	56
Deferred income taxes—current	223	286
Prepaid expenses	180	137
Other current assets	1,014	1,076
Current assets of held for sale and discontinued businesses	152	145

Total current assets	8,363	8,336

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	1,048	1,052
Electric generation and distribution assets, and other	25,401	24,824
Accumulated depreciation	(7,849)	(7,591)
Construction in progress	2,319	1,774

Property, plant and equipment, net	20,919	20,059

Other assets:
Deferred financing costs, net of accumulated amortization of $240 and $227, respectively	351	352
Investments in and advances to affiliates	838	743
Debt service reserves and other deposits	609	568
Goodwill	1,483	1,416
Other intangible assets, net of accumulated amortization of $183 and $173, respectively	474	466
Deferred income taxes—noncurrent	658	647
Other assets	1,861	1,685
Noncurrent assets of held for sale and discontinued businesses	189	181

Total other assets	6,463	6,058

TOTAL ASSETS	$35,745	$34,453

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,169	$1,073
Accrued interest	347	255
Accrued and other liabilities	2,875	2,638
Non-recourse debt-current portion	1,277	1,142
Recourse debt-current portion	223	223
Current liabilities of held for sale and discontinued businesses	142	151

Total current liabilities	6,033	5,482

LONG-TERM LIABILITIES
Non-recourse debt	11,553	11,297
Recourse debt	5,392	5,332
Deferred income taxes-noncurrent	1,106	1,197
Pension liabilities and other post-retirement liabilities	921	921
Other long-term liabilities	3,904	3,754
Long-term liabilities of held for sale and discontinued businesses	76	65

Total long-term liabilities	22,952	22,566

MINORITY INTEREST	3,439	3,241
Commitments and Contingent Liabilities (see Note 8)
STOCKHOLDERS' EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 671,428,718 and
670,339,855 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	7	7
Additional paid-in capital	6,796	6,776
Accumulated deficit	(1,008)	(1,241)
Accumulated other comprehensive loss	(2,474)	(2,378)

Total stockholders' equity	3,321	3,164

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,745	$34,453

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2008	2007
		(Restated)(1)
	(in millions)
OPERATING ACTIVITIES:
Net cash provided by operating activities	$471	$600

INVESTING ACTIVITIES:
Capital expenditures	(633)	(476)
Acquisitions—net of cash acquired	(186)	(174)
Proceeds from the sales of assets	8	2
Sale of short-term investments	1,281	326
Purchase of short-term investments	(1,373)	(470)
Decrease (increase) in restricted cash	54	(14)
Purchase of emission allowances	—	(1)
Proceeds from the sales of emission allowances	11	9
(Increase) decrease in debt service reserves and other assets	(13)	114
Purchase of long-term available-for-sale securities	(5)	(8)
Affiliate advances and equity investments	(268)	—
Other investing	14	12

Net cash used in investing activities	(1,110)	(680)

FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities, net	178	196
Issuance of non-recourse debt	259	370
Repayments of non-recourse debt	(98)	(380)
Payments for deferred financing costs	(5)	(4)
Distributions to minority interests	(4)	(54)
Contributions from minority interests	4	9
Issuance of common stock	6	14
Financed capital expenditures	(9)	(4)
Other financing	(2)	1

Net cash provided by financing activities	329	148
Effect of exchange rate changes on cash	18	17

Total (decrease) increase in cash and cash equivalents	(292)	85
Cash and cash equivalents, beginning	2,058	1,358

Cash and cash equivalents, ending	$1,766	$1,443

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$301	$415
Cash payments for income taxes, net of refunds	$63	$193
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired in acquisition of subsidiary	$60	$—
Non-recourse debt assumed in acquisition of subsidiary	$12	$—
Liabilities extinguished due to sale of assets	$—	$421
Liabilities assumed in acquisition of subsidiary	$7	$—

(1)
See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION

        In its current report on Form 8-K dated February 29, 2008, the Company disclosed that it would be restating certain previously reported consolidated financial statements. On March 17, 2008, the Company filed its Annual Report for the year ended December 31, 2007 on Form 10-K the ("2007 Form 10-K") which included the restatement of prior periods, including selected quarterly data. The condensed consolidated financial statements presented in Item 1 and the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 reflect the restatement of selected quarterly financial information to conform to the 2007 Form 10-K. Certain prior period amounts have been reclassified within the condensed consolidated financial statements to conform to current year presentation. In addition, the prior period condensed consolidated financial statements in this Quarterly Report have been restated to reflect businesses held for sale and discontinued operations as discussed in Note 7 of these condensed consolidated financial statements.

Consolidation

        In this Quarterly Report the terms "AES", "the Company", "us" or "we" refer to the consolidated entity including its subsidiaries and affiliates. The term "The AES Corporation", "the Parent" or "the Parent Company" refers only to the publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, variable interest entities in which the Company has an interest have been consolidated where the Company is identified as the primary beneficiary. Investments in which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Presentation

        The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2007 audited consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

Significant New Accounting Policies

Fair Value of Financial Instruments

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurement, ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

value to measure assets and liabilities, but does not expand the application of fair value accounting to any new circumstances. The Company adopted SFAS No. 157 on January 1, 2008.

        SFAS No. 157 is applied prospectively, except for changes in fair value for existing derivative financial instruments that include an adjustment for a blockage factor, existing hybrid instruments measured at fair value and financial instruments accounted for in accordance with EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities ("EITF No. 02-3") under which day one gain or loss recognition was prohibited. For these instruments, the impact of the adoption of SFAS No. 157 can be recorded as an adjustment to beginning retained earnings in the year of adoption. The Company does not have any of these financial instruments; therefore there is no cumulative impact of the adoption of SFAS No. 157 for AES. The adoption of SFAS No. 157 did not materially impact the Company's financial condition, results of operations, or cash flow.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit price. The principal or most advantageous market should be considered from the perspective of the reporting entity. SFAS No. 157 requires that the Company reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Reporting entities are required to consider factors that were not previously measured when determining the fair value of financial instruments. These factors include nonperformance risk (the risk that the obligation will not be fulfilled) and credit risk, both of the reporting entity (for liabilities) and of the counterparty (for assets). Due to the decentralization and nature of derivatives (interest rate swaps) associated with the non-recourse debt, credit risk for AES is assessed at the subsidiary level rather than at the Parent Company level. SFAS No. 157 also excludes transaction costs and any adjustments for blockage factors, which were allowable under previous accounting standards, from the instruments' fair value determination.

        To increase consistency and enhance disclosure of the fair value of financial instruments, SFAS No. 157 creates a fair value hierarchy to prioritize the inputs used to measure fair value into three categories. The levels are defined as follows:

        Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities accessible by the reporting entity.

        Level 2—inputs other than quoted market prices included in Level 1 that are based on observable market data. These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities or default rates observable at commonly quoted intervals or inputs derived from observable market data by correlation or other means.

        Level 3—unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

        A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest.

        At AES, SFAS No. 157 is applicable to investments in debt and equity securities, included in the balance sheet line item "Short-term investments", derivative assets, included in "Other current assets" and "Other assets (Noncurrent)," and derivative liabilities, included in "Accrued and other liabilities (current)" and "Other long-term liabilities". The Company uses valuation techniques and methodologies that maximize the use of observable inputs and minimize the use of unobservable inputs. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. The valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Investments are generally fair valued based on quoted market prices or other observable market data such as interest rate indices. The Company's investments are primarily certificates of deposit, government debt securities and money market funds. Derivatives are valued using observable data as inputs into internal valuation models. The Company's derivatives primarily consist of interest rate swaps, foreign currency instruments, and commodity derivatives and embedded derivatives. Additional discussion regarding the nature of these financial instruments can be found in Note 12—Fair Value Measurement.

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP No. 157-1"). FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, ("SFAS No. 13") and most other accounting pronouncements that address fair value measurement of leases from the scope of SFAS No. 157.

FSP No. 157-2, Effective Date of FASB Statement No. 157

        In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, or January 1, 2009 for AES. AES has not completed its review to determine the future impact of SFAS No. 157 on these instruments.

New Accounting Pronouncements

        The following accounting standards became effective for AES as of January 1, 2008.

SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS No. 115

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS No. 115, ("SFAS No. 159"), which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS No. 159 effective January 1, 2008. As allowed by the standard, the Company did not elect the fair value option for the measurement of any eligible assets or liabilities. Therefore, the January 1, 2008 adoption did not have an impact on the Company.

        The following accounting standards have been issued, but as of March 31, 2008 have not yet been adopted by AES.

SFAS No. 141(R): Business Combinations and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS No. 141(R)") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, ("SFAS No. 160"). SFAS No. 141(R) will significantly change how business acquisitions are accounted for at the acquisition date and in subsequent periods. The standard changes the accounting at the acquisition date to a fair value based approach rather than the cost allocation approach currently used. Other differences include changes in the accounting for acquisition related costs, contingencies and income taxes. SFAS No. 160 changes the accounting and reporting for minority interests, which will be classified as a component of equity and will be referred to as noncontrolling interests. SFAS No. 141(R) and SFAS No. 160 will be effective for public and private companies for fiscal years beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for AES. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements in SFAS No. 160 for existing minority interests which will require retroactive adoption. Early adoption is prohibited. AES has not begun its analysis of the potential future impact of SFAS No. 141(R) and SFAS No. 160.

SFAS No. 161 Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities ("SFAS No. 161"), which expands the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The enhanced quantitative and qualitative disclosures will include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value Instruments, ("SFAS No. 107") to clarify that derivative instruments are subject to SFAS No. 107 disclosure requirements regarding concentration of credit risk.

Restatement of Consolidated Financial Statements and Reclassification of Certain Subsidiaries Held for Sale

        The Company restated its consolidated financial statements as of and for the years ended December 31, 2005 and 2006 along with the condensed consolidated financial statements for each of the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 in its 2007 Form 10-K filed with the SEC on March 17, 2008. The restatement was primarily a result of the Company's

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

material weakness remediation efforts related to accounting for contracts. The impact of the adjustments related to contract accounting resulted in a decrease of approximately $7 million to income from continuing operations and net income for the three months ended March 31, 2007.

        In addition to the adjustments related to contract accounting, the Company identified a number of smaller non-cash adjustments to its prior period financial statements ("Other Adjustments"), none of which was material, individually or in the aggregate, to the Company's financial statements. The impact of the Other Adjustments resulted in an increase of approximately $8 million to income from continuing operations and net income for the three months ended March 31, 2007. The restatement adjustments had no material impact on net cash flows.

        The total impact of all of the restatement adjustments was an increase of $1 million to income from continuing operations and net income for the three months ended March 31, 2007. Please refer to the Company's 2007 Form 10-K for additional discussion on the restatement adjustments discussed above.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

        The following table details the impact of the restatement adjustments on the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	(in millions, except per share amounts)
	As Originally Filed	Restatement Adjustments	2007 1Q Form 10-Q
			(Restated)
Revenues:
Regulated	$1,606	$(6)	$1,600
Non-Regulated	1,503	(12)	1,491

Total revenues	3,109	(18)	3,091

Cost of Sales:
Regulated	(1,090)	13	(1,077)
Non-Regulated	(1,163)	(2)	(1,165)

Total cost of sales	(2,253)	11	(2,242)

Gross margin	856	(7)	849

General and administrative expenses	(83)	4	(79)
Interest expense	(422)	(2)	(424)
Interest income	100	1	101
Other expense	(41)	1	(40)
Other income	37	—	37
Gain on sale of investments	1	—	1
Foreign currency transaction gains on net monetary position	—	3	3
Other non-operating expense	(39)	—	(39)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF AFFILIATES AND MINORITY INTEREST	409	—	409
Income tax expense	(181)	6	(175)
Net equity in earnings of affiliates	20	—	20
Minority interest	(136)	(5)	(141)

INCOME FROM CONTINUING OPERATIONS	112	1	113
Income from operations of discontinued businesses, net of income tax	62	—	62
Loss from disposal of discontinued businesses, net of income tax	(636)	—	(636)

Net loss	$(462)	$1	$(461)

BASIC LOSS PER SHARE:
Income from continuing operations, net of tax	$0.17	$—	$0.17
Discontinued operations, net of tax	(0.86)	—	(0.86)

BASIC LOSS PER SHARE	$(0.69)	$—	$(0.69)

DILUTED LOSS PER SHARE:
Income from continuing operations, net of tax	$0.17	$—	$0.17
Discontinued operations, net of tax	(0.85)	—	(0.85)

DILUTED LOSS PER SHARE	$(0.68)	$—	$(0.68)

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

2. INVENTORY

        The following table summarizes our inventory balances as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(in millions)
Coal, fuel oil and other raw materials	$254	$239
Spare parts and supplies	260	241

Total	$514	$480

3. LONG-TERM DEBT

Defaults on Non-Recourse Debt

        Subsidiary non-recourse debt in default is classified as current debt except as noted below, in the accompanying condensed consolidated balance sheet. The following table summarizes the Company's subsidiary non-recourse debt in default as of March 31, 2008:

		March 31, 2008
	Primary Nature of Default
Subsidiary		Default	Net Assets
		(in millions)
Ebute(1)	Covenant	$27	$183
Ekibastuz(1)(2)	Covenant	1	(112)
Kelanitissa	Covenant	57	42
Maikuben(1)(2)	Covenant	17	(17)

Total		$102

    (1)
    Debt default waiver received. See discussion below.

    (2)
    Ekibastuz and Maikuben debt currently in default is included in liabilities of held for sale and discontinued businesses in the accompanying condensed consolidated balance sheet.

        Ebute, our Nigerian subsidiary was in violation of its debt covenants as of March 31, 2008 and received a waiver that extended the period at which the business would be required to meet its debt covenants through September 15, 2008. Total debt under default waived was $27 million as of March 31, 2008. It is more than likely that the debt covenant default will be cured subsequent to the expiration of the waiver. As this waiver does not extend beyond the Company's reporting cycle and probability cannot absolutely be determined, it is classified as current. A debt waiver was also received for Ekibastuz and Maikuben, our Kazakhstan businesses through June 30, 2008, to waive a default resulting from failure to meet filing requirement covenants. Total debt under default waived for Ekibastuz and Maikuben is $1.2 million and $17 million, respectively, as of March 31, 2008. It is probable that the debt covenant default will be cured prior to the expiration of the waiver, therefore, though in default, the debt continues to be classified on the condensed consolidated balance sheet between current and long-term debt in respect to the original maturity dates and included in the table above.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

3. LONG-TERM DEBT (Continued)

        None of the subsidiaries that are currently in default is a material subsidiary under AES's corporate debt agreements whose defaults would trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary," and thereby upon an acceleration of its non-recourse debt, trigger an event of default and possible acceleration of the indebtedness under the Parent Company's outstanding debt securities.

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

	Three Months Ended March 31,
	2008			2007
	Income	Shares	$ per Share	Income	Shares	$ per Share
				(Restated)		(Restated)
BASIC EARNINGS PER SHARE
Income from continuing operations	$234	671	$0.35	$113	666	$0.17
EFFECT OF DILUTIVE SECURITIES
Stock options	—	6	(0.01)	—	9	—
Restricted stock units	—	2	—	—	2	—

DILUTIVE EARNINGS PER SHARE	$234	679	$0.34	$113	677	$0.17

        There were approximately 7,820,538 and 4,311,597 additional options outstanding at March 31, 2008 and 2007, respectively, that could potentially dilute basic earnings per share in the future. Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related periods. For the three months ended March 31, 2008 and 2007, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. During the three months ended March 31, 2008, 834,490 shares were issued under the Company's profit sharing plan. In addition, 254,373 options were issued upon the exercise of stock options.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

5. OTHER INCOME (EXPENSE)

        The components of other income are summarized as follows:

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(in millions)
Gain on extinguishment of liabilities	$7	$2
Gain on sale of assets	3	4
Legal/dispute settlement	2	17
Other	33	14

Total other income	$45	$37

        Other income for the three months ended March 31, 2008 was $45 million and is primarily comprised of income of $33 million from miscellaneous transactions. These transactions include $14 million of compensation for the impairment of plant assets and cessation of the PPA associated with a settlement agreement with the local government to shut down the Hefei generation facility in China and a $6 million insurance recovery at one of our North American businesses. Other income also include gains on extinguishments of liabilities related to a legal reserve at the Parent Company, gains on asset sales and favorable judgments on legal settlements. Other income of $37 million for the three months ended March 31, 2007 primarily included income of $17 million from a favorable legal settlement during the first quarter of 2007 at one of our subsidiaries in Brazil.

        The components of other expense are summarized as follows:

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(in millions)
Loss on sale and disposal of assets	$7	$5
Legal/dispute settlement	14	22
Loss on extinguishment of liabilities	—	3
Other	4	10

Total other expense	$25	$40

        Other expense of $25 million for the three months ended March 31, 2008 primarily included losses on disposal of assets at one of our subsidiaries in Brazil and legal reserves. Other expense of $40 million for the three months ended March 31, 2007 was primarily comprised of legal reserves.

6. SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

  50%-or-less Owned Affiliates

        In late March 2008, the Company formed AES Solar, a joint venture with Riverstone Holdings LLC ("Riverstone"). AES Solar will develop land-based solar photovoltaic panels that capture

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

6. SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES (Continued)

sunlight to convert into electricity that feeds directly into power grids. AES Solar will be accounted for under the equity method of accounting based on the Company's 50% ownership in the joint venture. Under the terms of the agreement, the Company and Riverstone will each provide up to $500 million of capital over the next five years. As of March 31, 2008, AES has invested approximately $70 million in the joint venture.

        The following table summarizes financial information of the 50%-or-less owned affiliates in which the Company has the ability to exercise significant influence but does not control, and that are accounted for using the equity method. It excludes information related to the CEMIG business because the Company has discontinued the application of the equity method in accordance with its accounting policy regarding equity method investments.

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(in millions)
Revenues	$288	$227
Gross margin	$48	$65
Net income	$42	$32

  Majority-owned Unconsolidated Subsidiaries

        The following table summarizes financial information of the Company's majority-owned unconsolidated subsidiaries that are accounted for using the equity method. It includes information related to Barry, Cartagena, Cili, and IC Ictas Energy Group. Although the Company continues to maintain 100% ownership of Barry, as a result of an amended credit agreement, no material financial or operating decisions can be made without the banks' consent, and the Company no longer controls Barry. Consequently, the Company discontinued consolidating the business's results and began using the equity method to account for the unconsolidated majority-owned subsidiary. As variable interest entities, Cartagena, Cili and IC Ictas Energy Group are precluded from consolidation under the provisions of FIN No. 46(R), Variable Interest Entities, as the Company determined that it is not the primary beneficiary.

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(in millions)
Revenues	$46	$34
Gross margin	$18	$18
Net income	$4	$2

7. DISCONTINUED OPERATIONS AND BUSINESSES HELD FOR SALE

        On February 22, 2007, the Company entered into a definitive agreement with Petróleos de Venezuela, S.A., ("PDVSA") to sell all of its shares of EDC, a Latin America distribution business

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

7. DISCONTINUED OPERATIONS AND BUSINESSES HELD FOR SALE (Continued)

formerly reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a $120 million dividend to all shareholders on record as of March 9, 2007. A wholly-owned subsidiary of the Company owned 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, received approximately $97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The sale of EDC and the payment of the purchase price occurred on May 16, 2007. EDC is classified as "discontinued operations" and reflected as such on the face of the condensed consolidated financial statements for all periods presented. The Company recognized an impairment charge of approximately $638 million net of income and withholding taxes for the three months ended March 31, 2007, representing the net book value of the Company's investment in EDC less the selling price. The Company impaired the carrying value of EDC's electric generation and distribution assets to their net realizable value. The impairment expense was included in the loss from disposal of discontinued businesses line item on the condensed consolidated statement of operations for the three months ended March 31, 2007.

        In May 2007, the Company's wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50 MW Delano facility and the 25 MW Mendota facility) for $51 million. These facilities, along with an associated management company (together, the "Central Valley Businesses") were included in the North America Generation segment. In February 2007, the AES Board of Directors approved the sale of the Central Valley Businesses. Central Valley is classified as "discontinued operations" in the Company's condensed consolidated financial statements for all periods presented. In March 2008, the Company incurred additional clean up costs of approximately $1 million associated with the Central Valley sales agreement. These costs are included in the loss from disposal of discontinued businesses line item on the condensed consolidated statement of operations for the three months ended March 31, 2008.

        In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America distribution business located in Argentina. Therefore, Eden, a wholly-owned subsidiary of AES, is classified as "discontinued operations" and reflected as such on the face of the condensed consolidated financial statements. The Buenos Aires Province in Argentina approved the transaction in May 2007 and the sale was completed on June 26, 2007. In addition to the results of its operations, Eden also recognized a $2 million favorable adjustment in the first quarter of 2007 to the impairment charge, originally recorded in 2006, as a result of the finalization of the sale transaction.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

7. DISCONTINUED OPERATIONS AND BUSINESSES HELD FOR SALE (Continued)

        The following table summarizes the revenue and net income (loss) for these discontinued operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(in millions)
Revenues	$—	$193

Income from operations of discontinued businesses	—	74
Income tax expense	—	(12)

Income from operations of discontinued businesses	$—	$62

Loss on disposal of discontinued operations	$(1)	$(636)

        In February 2008, the Company entered into an agreement to sell two wholly-owned subsidiaries in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP. Total consideration for the transaction will be approximately $1.1 billion with additional potential earn-out provisions, a management fee arrangement and a capital expenditure program bonus of up to approximately $380 million. These businesses generated total revenues of $63 million and $18 million, and net income (loss) of $18 million and ($13) million for the three months ended March 31, 2008, and 2007, respectively, excluding intercompany transactions. The assets and liabilities of these businesses have been reclassified as "held for sale." Due to the fact that AES will have continuing involvement in the management and operations of the businesses, their results of operations will continue to be reflected as part of income from continuing operations until the completion date of the sale.

8. CONTINGENCIES

  Environmental

        The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of March 31, 2008, the Company has recorded liabilities of $21 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of March 31, 2008.

  Guarantees, Letters of Credit

        As of March 31, 2008, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $848 million (excluding those collateralized by letters of credit and surety bond obligations discussed below).

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

        As of March 31, 2008, the Company had $505 million in letters of credit outstanding under the revolving credit facility and under the senior unsecured credit facility that operate to guarantee performance of certain project development activities and subsidiary operations. The Company pays letter of credit fees ranging from 1.63% to 4.93% per annum on the outstanding amounts. In addition, the Company had less than $1 million in surety bonds outstanding at March 31, 2008.

  Litigation

        The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible; however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2008.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$825 million (U.S. $494 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice ("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletropaulo's appeal to the Special Court has been dismissed. Eletropaulo's appeal to the Supreme Court has also been dismissed, but Eletropaulo has petitioned the Supreme Court to reconsider that dismissal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo may be required to provide security in the amount of its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

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

        In August 2000, the FERC announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 ("Refund Period"). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC's decision not to impose refunds for the alleged failure to file rates, including transaction- specific data, for sales during 2000 and 2001 ("September 2004 Decision"). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. The Ninth Circuit's temporary stay of the remand to FERC expired in November 2007. In March 2008, FERC issued its order on remand, requiring the parties to engage in settlement discussions before a settlement judge and establishing procedures for an evidentiary hearing if the settlement process fails. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC ("August 2006 Decision"). After a temporary stay of the proceeding expired, various parties filed petitions for rehearing in November 2007. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita's potential liability for the Refund and pre-Refund Periods could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

Placerita's potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of Orissa Power Generation Corporation Ltd's ("OPGC") existing PPA with Gridco. In response, OPGC filed a petition in the Indian courts to block any such OERC

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

proceedings. In early 2005, the Orissa High Court upheld the OERC's jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court's decision to the Supreme Court and sought stays of both the High Court's decision and the underlying OERC proceedings regarding the PPA's terms. In April 2005, the Supreme Court granted OPGC's requests and ordered stays of the High Court's decision and the OERC proceedings with respect to the PPA's terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC's appeal or otherwise prevents the OERC's proceedings regarding the PPA's terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC's financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). Florestal had been under the control of AES Sul ("Sul") since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica ("CEEE"), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency ("FEPAM") has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. In February 2008, Sul and CEEE signed a "Technical Cooperation Protocol" pursuant to which they requested a new deadline from FEPAM in order to present a proposal. The proposal was delivered on April 8, 2008 and it is expected that a response will be received in May 2008.

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

        In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.5 billion (U.S.$2.1 billion), which includes principal, interest and penalties under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million (U.S.$247 million). In March 2007, the dividends were determined to be worth approximately R$423 million (U.S.$198 million). SEB's defense was ruled groundless by the Circuit Court in December 2006. In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. In April 2007, BNDES withdrew the attached dividends. In April 2008, BNDES filed a plea to seize an additional R$194 million (U.S.$116 million) in CEMIG dividends and the attached CEMIG shares. The parties are awaiting a determination on the plea. SEB believes it has meritorious defenses to the claims

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales ("CDEEE") filed lawsuits against Itabo, an affiliate of the Company, in the First and Fifth Chambers of the Civil and Commercial Court of First Instance for the National District. CDEEE alleges in both lawsuits that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. ("Coastal"), a former shareholder of Itabo, without the required approval of Itabo's board of administration. In the First Chamber lawsuit, CDEEE seeks an accounting of Itabo's transactions relating to the rehabilitation. In November 2004, the First Chamber dismissed the case for lack of legal basis. On appeal, in October 2005 the Court of Appeals of Santo Domingo ruled in Itabo's favor, reasoning that it lacked jurisdiction over the dispute because the parties' contracts mandated arbitration. The Supreme Court of Justice is considering CDEEE's appeal of the Court of Appeals' decision. In the Fifth Chamber lawsuit, which also names Itabo's former president as a defendant, CDEEE seeks $15 million in damages and the seizure of Itabo's assets. In October 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties' contracts. The First Chamber of the Court of Appeal ratified that decision in September 2006. In a related proceeding, in May 2005, Itabo filed a lawsuit in the U.S. District Court for the Southern District of New York seeking to compel CDEEE to arbitrate its claims. The petition was denied in July 2005. Itabo's appeal of that decision to the U.S. Court of Appeals for the Second Circuit has been stayed since September 2006. Also, in February 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas ("FONPER") in the International Chamber of Commerce ("ICC") seeking, among other relief, to enforce the arbitration provisions in the parties' contracts. In March 2006, Itabo and FONPER settled their respective claims. In September 2006, the ICC determined that it lacked jurisdiction to decide the arbitration as to Itabo and CDEEE. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In January 2005, the City of Redondo Beach ("City") of California issued an assessment against Williams Power Co., Inc., ("Williams") and AES Redondo Beach, LLC ("AES Redondo"), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users' tax ("UUT"), interest, and penalties relating to the natural gas used at AES Redondo's power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City's assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer's decision. Pursuant to a court order, Williams later prepaid approximately $57 million to the City in order to litigate its petition and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer's decision as to AES Redondo. In March 2008, the Superior Court issued final decisions in favor of AES Redondo and Williams. The City has appealed both decisions to the California Court of Appeal. In addition, in July 2005, AES Redondo filed a lawsuit in Superior

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

Court seeking a refund of UUT paid since February 2005 and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo's lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 ("New UUT Assessments"). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately U.S.$135,000. The Company has appealed this decision to the Supreme Court.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydroelectric plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their sales to an AES trading company, Nurenergoservice LLP, and other affiliated companies in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT (U.S.$22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. The damages set forth in orders were affirmed by the headquarters of the Competition Committee, the economic court of first instance, and the court of appeals (first panel). Therefore, in February 2008, the Hydros paid the damages. The court of appeals (second panel) has affirmed the Competition Committee's order with respect to Ust-Kamenogorsk HPP. The Hydros have filed appeals with the court of appeals (second panel) (with respect to Shulbinsk HPP) and the supreme court (with respect to Ust-Kamenogorsk HPP). In addition, the economic court issued an injunction to secure the Hydros' alleged liability, freezing the Hydros' bank accounts and prohibiting the Hydros from transferring or disposing of their property. The economic court later temporarily lifted the injunction to allow the Hydros to pay the damages, which as noted above, the Hydros did in February 2008. Subsequently, in March 2008, the economic court lifted the injunction with respect to Ust-Kamenogorsk HPP. However, the injunction with respect to Shulbinsk HPP remains in place. In separate but related proceedings, in September 2007, the Competition Committee ordered the Hydros to pay approximately 22 million KZT (U.S.$188,000) in administrative fines for their alleged antimonopoly violations. In December 2007, the administrative court of first instance upheld the fines. Therefore, in February 2008, the Hydros paid the fines. The Competition Committee has initiated an investigation to determine whether Ust-Kamenogorsk HPP has violated antimonopoly laws since January 2007. The Hydros believe they have meritorious claims and defenses; however, there can be no assurances that they will prevail in these proceedings.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

        In June 2007, the Competition Committee ordered AES Ust-Kamenogorsk TET LLP ("UKT") to pay approximately 835 million KZT (U.S.$7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT (U.S.$2 million), as estimated by the company, to certain customers that allegedly have paid unreasonably high power prices since January 2007. In November 2007, the economic court of first instance upheld the Competition Committee's order in part, finding that UKT had violated Kazakhstan's antimonopoly laws, but reduced the damages to be paid to the state to 833 million KZT (U.S.$7 million) and rejected the damages to be paid to customers. The economic court later ordered UKT to pay the damages to the state by May 1, 2008. The economic court has also issued an injunction to secure UKT's alleged liability prohibiting UKT from transferring or disposing of its property; however, the injunction does not extend to UKT's bank accounts. The court of appeals (first panel) has affirmed the economic court's decisions with respect to the alleged damages and the injunction. In January 2008, the economic court issued a purported clarification of its November 2007 decision, reducing UKT's tariff as of January 2008, directing UKT to apply that reduced tariff prospectively, and ordering UKT to reimburse an unspecified amount to customers that paid at higher rates in 2007. In March 2008, the court of appeals (first panel) invalidated the purported clarification. In separate but related proceedings, UKT has been ordered to pay approximately 70 million KZT (U.S.$600,000) in administrative fines by May 1, 2008 for its alleged anti-monopoly violations. The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As UKT did not prevail in the economic court or the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, as UKT did not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 18 billion KZT (U.S.$152 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. Nurenergoservice subsequently appealed to the economic court of first instance. In February 2008, the economic court stayed the case pending the completion of the transfer of the Competition Committee's authority and powers to a newly established antimonopoly agency, the Agency on the Protection of Competition. The stay was subsequently lifted. In April 2008, the economic court issued a decision affirming the Competition Committee's order that Nurenergoservice pay approximately 18 billion KZT (U.S.$152 million) in alleged damages. Nurenergoservice intends to appeal that decision to the court of appeals (first panel). Also, the economic court has issued an injunction to secure Nurenergoservice alleged liability, freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. The court of appeals (first panel) has upheld the injunction. Furthermore, in separate but related proceedings in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 2 billion KZT (approximately U.S.$17 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. If Nurenergoservice does not prevail in the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In August 2007, the Competition Committee ordered Sogrinsk TET to terminate its contracts with Nurenergoservice and Ust-Kamenogorsk HPP because of Sogrinsk's alleged antimonopoly violations in 2005 through January 2007. The Competition Committee did not order Sogrinsk to pay any damages or fines. Both the economic court of first instance and the court of appeals (first panel) have affirmed the order. Sogrinsk intends to appeal to the court of appeals (second panel). The Competition Committee has not indicated whether it intends to assert claims against Sogrinsk for alleged antimonopoly violations post January 2007. Sogrinsk believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In November 2007, the Competition Committee initiated an investigation of allegations that Irtysh Power and Light, LLP ("Irtysh"), an AES company which manages the state-owned Ust-Kamenogorsk Heat Nets system, had violated Kazakhstan's antimonopoly laws in January through November 2007 by selling power at below-market prices. In February 2008, the Competition Committee determined that the allegations were baseless. However, the Competition Committee has since initiated an investigation to determine whether Irtysh has illegally coordinated with other AES companies concerning the sale of power. Irtysh believes it has meritorious claims and defenses and will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

        In March 2008, the financial police of Kazakhstan issued a resolution to initiate a criminal case against unnamed officials of Shulbinsk HPP relating to alleged tax evasion by Shulbinsk HPP. The financial police later identified the former general director and the former chief accountant of Shulbinsk HPP as suspects. No criminal charges have been brought to date, but it is possible that such charges may be brought against former and/or current officials of Shulbinsk HPP in the future. Shulbinsk HPP believes that its officials have meritorious defenses, which will be asserted vigorously by those officials against any criminal charges; however, there can be no assurances that those officials will be successful in their efforts.

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

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to recover damages from the Contractor for its delay in completing the construction of AESEC's majority-

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

8. CONTINGENCIES (Continued)

owned power facility in Murcia, Spain. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12 million (U.S.$19 million) for alleged unpaid milestone and scope change order payments, among other things, and an unspecified amount for an alleged early completion bonus. The final hearing is scheduled to begin in June 2009. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In September 2007, the New York Attorney General issued a subpoena to the Company seeking documents and information concerning the Company's analysis and public disclosure of the potential impacts that greenhouse gas ("GHG") legislation and climate change from GHG emissions might have on the Company's operations and results. The Company is responding to the subpoena.

        In October 2007, the Ekibastuz Tax Committee issued a notice for the assessment of certain taxes against AES Ekibastuz LLP. A portion of the assessment, approximately U.S.$1.7 million, relates to alleged environmental pollution. The review by the Ekibastuz Tax Committee is ongoing and their decision on any assessment, including the portion related to alleged environmental pollution, is not yet final. In addition, as the result of a subsequent tax audit which was completed on January 24, 2008, an additional amount of approximately 36 million KZT in principal, 20 million KZT in interest and 13 million KZT in penalty (collectively, approximately U.S.$600,000), was assessed as underpayment of taxes for the 2004 calendar year and of VAT for January 2004. AES Ekibastuz appealed these assessments. However this position was rejected by the Regional Tax Committee in a decision dated January 30, 2008. On February 29, 2008, AES Ekibastuz appealed to the Ministry of Finance of the Republic of Kazakhstan and is currently awaiting a decision.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

9. COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(in millions)
Net income (loss)	$233	$(461)
Change in fair value of available for sale securities (net of income tax benefit (expense) of $1 and $(2), respectively)	(1)	3
Foreign currency translation adjustments (net of income tax expense of $3 and $21, respectively)	54	34
Derivative activity:
Reclassification to earnings (net of income tax benefit of $4 and $9, respectively)	(1)	(13)
Change in derivative fair value (net of income tax benefit of $73 and $33, respectively)	(148)	(27)

Change in fair value of derivatives	(149)	(40)

Comprehensive income (loss)	$137	$(464)

        Accumulated other comprehensive loss is as follows at March 31, 2008 (in millions):

Accumulated other comprehensive loss December 31, 2007	$(2,378)
Change in fair value of available for sale securities	(1)
Change in foreign currency translation adjustments	54
Change in fair value of derivatives	(149)

Accumulated other comprehensive loss March 31, 2008	$(2,474)

10. SEGMENTS

        The Company currently reports seven segments, which include:

  •
  Latin America Generation;

  •
  Latin America Utilities;

  •
  North America Generation;

  •
  North America Utilities;

  •
  Europe & Africa Generation;

  •
  Europe & Africa Utilities; and

  •
  Asia Generation.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

10. SEGMENTS (Continued)

        The Company's segment reporting reflects how AES manages the Company internally in terms of decision making and evaluating performance. The Company manages its business primarily on a geographic basis in two distinct lines of business—the generation of electricity ("Generation") and the distribution of electricity ("Utilities"). These businesses are distinguished by the nature of their customers, operational differences, cost structure, regulatory environment and risk exposure. Given the geographic dispersion of our operating units, we further disaggregated the lines of business by region into separate segments to provide further transparency to our shareholders and other external constituents.

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

        Information about the Company's operations by segment for the three months ended March 31, 2008 and 2007, respectively, is as follows (in millions):

	Total Revenue		Inter-segment		External Revenue
Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
Latin America—Generation	$1,206	$738	$(258)	$(205)	$948	$533
Latin America—Utilities	1,463	1,171	—	—	1,463	1,171
North America—Generation	551	498	—	—	551	498
North America—Utilities	249	263	—	—	249	263
Europe & Africa—Generation	320	252	—	—	320	252
Europe & Africa—Utilities	203	166	—	—	203	166
Asia—Generation	335	200	—	—	335	200
Corporate/Other & eliminations	(223)	(197)	258	205	35	8

Total Revenue	$4,104	$3,091	$—	$—	$4,104	$3,091

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

10. SEGMENTS (Continued)

	Total Gross Margin		Inter-segment		External Gross Margin
Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
Latin America—Generation	$399	$249	$(253)	$(200)	$146	$49
Latin America—Utilities	225	213	260	207	485	420
North America—Generation	160	141	4	4	164	145
North America—Utilities	52	81	1	1	53	82
Europe & Africa—Generation	122	89	1	1	123	90
Europe & Africa—Utilities	24	21	—	—	24	21
Asia—Generation	52	47	1	1	53	48
Corporate/Other & eliminations	12	8	(14)	(14)	(2)	(6)

Total Gross Margin	$1,046	$849	$—	$—	$1,046	$849

        Information about the Company's assets by segment as of March 31, 2008 and December 31, 2007, respectively, is as follows (in millions):

	Total Assets
	March 31, 2008	December 31, 2007
Latin America—Generation	$8,050	$7,659
Latin America—Utilities	9,068	8,780
North America—Generation	6,203	6,272
North America—Utilities	2,879	2,836
Europe & Africa—Generation	2,979	2,773
Europe & Africa—Utilities	1,095	1,020
Asia—Generation	2,597	2,305
Discontinued businesses	341	326
Corp/Other & eliminations	2,533	2,482

Total Assets	$35,745	$34,453

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

11. BENEFIT PLANS

        Total pension cost for the three months ended March 31, 2008 and 2007 includes the following components:

	Three Months Ended March 31,
	2008		2007
	U.S.	Foreign(1)	U.S.	Foreign(1)
			(Restated)
	(in millions)
Service cost	$1	$3	$2	$2
Interest cost	8	121	7	93
Expected return on plan assets	(8)	(109)	(8)	(77)
Amortization of initial net asset	—	(2)	—	(2)
Amortization of prior service cost	1	—	1	—
Amortization of net loss	—	1	1	1

Total pension cost	$2	$14	$3	$17

(1)
Expense of $3 million is included in the above amounts and is reflected as part of discontinued operations for the three months ended March 31, 2007.

        The total amount of employer contributions paid for the three months ended March 31, 2008 was $35 million for foreign subsidiaries. U.S. subsidiaries have not made any employer contributions for the three months ended March 31, 2008. The expected remaining scheduled annual employer contributions for 2008 are $57 million for U.S. subsidiaries, and $95 million for foreign subsidiaries.

12. FAIR VALUE DISCLOSURES

        In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides a framework for measuring fair value as well as establishes a fair value hierarchy of the valuation techniques used to measure the fair value of financial assets and liabilities and expands disclosures about fair value measurement. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial assets and liabilities. Although the adoption of SFAS No. 157 did not materially impact the Company's financial condition, results of operations or cash flow, additional disclosures about our fair value measurements are discussed below.

Fair Value Hierarchy

        The fair value hierarchy prioritizes the inputs used to measure fair value into three broad categories. The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

12. FAIR VALUE DISCLOSURES (Continued)

        The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

        Level 1—unadjusted quoted prices in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

        Level 2—pricing inputs other than quoted market prices included in Level 1 that are based on observable market data, that are directly or indirectly observable for substantially the full term of the asset or liability.

        Level 3—pricing inputs that contain significant inputs that are less observable from objective sources. These are given the lowest priority and are generally used in internally developed methodologies to generate management's best estimate of the fair value when no observable market data is available.

Valuation Techniques

        SFAS 157 describes three main approaches to measuring the fair value of assets and liabilities: 1) market approach; 2) income approach and 3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset. The Company does not currently determine the fair value of any of our financial assets and liabilities using the cost approach. Financial assets and liabilities that are measured at fair value on a recurring basis at AES fall into two broad categories: investments and derivatives. Our investments are generally fair valued using the market approach and our derivatives are valued using the income approach.

  Investments

        These investments generally consist of debt and equity securities. Equity securities are adjusted to fair value using quoted market prices. Debt securities primarily consist of certificates of deposit, government debt securities and money market funds held by our Brazilian subsidiaries. The implementation of SFAS No. 157 did not result in a change in fair value of these investments due to the fact that investments are held by highly rated institutions and governmental agencies and therefore, the consideration of counterparty credit risk did not have an impact on the determination of fair value. Returns and pricing on these instruments are generally indexed to the CDI (Brazilian equivalent to LIBOR), Selic (overnight borrowing rate) or IPGM (inflation) rates in Brazil and are adjusted based on the banks' assessment of the specific businesses. Fair value is determined based on comparisons to market data obtained for similar assets and are considered Level 2 inputs. The Company does hold some auction rate securities through IPALCO, a U.S. subsidiary in Indiana. The fair value of these securities is $9 million; based on the current credit environment these were evaluated for potential impairment and were determined to not be impaired at this time.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

12. FAIR VALUE DISCLOSURES (Continued)

  Derivatives

        When deemed appropriate, the Company minimizes its risk from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial assets and liabilities. The Company's derivatives are primarily interest rate swaps on non-recourse debt, foreign exchange instruments and embedded derivatives. The Company's subsidiaries are counterparties to various interest rate swaps, interest rate options, foreign currency swaps, commodity derivatives and embedded derivatives in certain agreements, generally power purchase agreements ("PPA"). The fair values of our derivative portfolio are determined using internal valuation models, most of which are primarily based on observable market inputs including interest rate curves and forward and spot prices for currencies and commodities. The primary pricing inputs used in determining the fair value our interest rate swaps and our foreign currency exchange swaps are LIBOR swap rates and forward foreign exchange curves with the same duration as the instrument as reported by quoted valuation services. For each derivative, the projected forward swap rate is used to determine the stream of cash flows over the remaining term of the contract. The cash flows are then discounted using a spot discount rate to determine the fair value. To the extent that management can estimate the fair value of these assets or liabilities without the use of significant unobservable inputs, these derivatives are included in Level 2.

        Derivative assets and liabilities included in Level 3 are also valued using the income approach. Consistent with our Level 2 financial assets and liabilities, the stream of cash flows over the remaining term of the contract is calculated. The cash flows are then discounted using a spot discount rate to determine the fair value. In certain instances the published curve may not extend through the remaining term of the contract and management must make assumptions to extrapolate the curve. Additionally, in the absence of quoted prices, we may rely on "indicative pricing" quotes from financial institutions to input into our valuation model for certain of our foreign currency swaps. These indicative pricing quotes do not constitute either a bid or ask price and therefore are not considered observable market data.

        In determining the fair value of our financial instruments, the Company considers the credit risk and risk of non-performance of itself or the counterparty to the contract. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2008 in accordance with SFAS No. 157. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

12. FAIR VALUE DISCLOSURES (Continued)

input to the fair value measurement requires judgment, and may affect the determination of the fair value of the assets and liabilities and their placement within the fair value hierarchy levels.

		Quoted Market Prices in Active Market for Identical Assets
			Significant Other Obervable Inputs	Significant Unobservable Inputs
	March 31, 2008
		(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Available-for-sale securities	$1,457	$8	$1,449	$—
Trading securities	3	—	3	—
Derivatives	195	—	48	147

Total assets	$1,655	$8	$1,500	$147

Liabilities
Derivatives	$522	$—	$465	$57

Total liabilities	$522	$—	$465	$57

        The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008:

Derivatives(1)
(in millions)
Beginning balance at December 31, 2007	$84
Total gains/losses (realized/unrealized)	—
Included in earnings	6
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Ending balance at March 31, 2008	$90

Total gains/losses for the period included in earnings attributable to the change in unrealized gains/losses relating to assets still held at March 31, 2008	$—

(1)
Derivative assets and (liabilities) are presented on a net basis.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2008 and 2007

13. SUBSEQUENT EVENTS

        On February 4, 2008, we entered into a sale agreement with Kazakhmys PLC ("Kazakhmys"). Under the agreement, we will sell to Kazakhmys two indirect wholly-owned subsidiaries with operations in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP, which generated total revenues of approximately $68 million for the quarter ended March 31, 2008. The sale of these businesses is expected to close in the second quarter of 2008 and the Company will receive consideration of approximately $1.1 billion at closing. We have the opportunity to receive additional consideration of up to approximately $380 million under earn-out provisions, a management fee arrangement and a capital expenditure program bonus pursuant to a management agreement between the Company and Kazakhmys that has a three-year term and runs through December 2010.

        We have retained our facilities in Eastern Kazakhstan including Sogrinsk CHP and Ust-Kamenogorsk CHP, the facilities under concession agreements, Shulbinsk HPP and Ust-Kamenogorsk HPP and our trading business, Nurenergoservice L.L.P.

        In April 2008, the Company completed the purchase of a 660 gross MW coal-fired thermal power generation facility in Masinloc, Philippines ("Masinloc") from the Power Sector Assets & Liabilities Management Corporation ("PSALM"), a state enterprise, for $930 million in cash. Project financing of $665 million was obtained from International Finance Corporation ("IFC"), the Asian Development Bank and a consortium of commercial banks. IFC is also an 8% minority shareholder in Masinloc. AES immediately embarked upon a comprehensive rehabilitation program, to improve the output, reliability and general condition of the plant. Including transaction costs and completion of the planned upgrade program to improve environmental and operational performance, the total project cost is estimated to be $1,057 million.

        On April 1, 2008, the Company acquired a natural gas landfill project in El Salvador ("Nejapa") for $44 million. Nejapa produces Certified Emission Reduction ("CERs") credits and has the rights to build a 6 MW generation facility that could potentially increase to 25 MW in the future.

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

Forward-Looking Information

        The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the "Risk Factors" section of our 2007 Form 10-K filed on March 17, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

        The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with our 2007 Form 10-K, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2007.

Restatement of Consolidated Financial Statements and Reclassification of Certain Subsidiaries Held for Sale

        The Company restated its consolidated financial statements as of and for the years ended December 31, 2005 and 2006 along with the condensed consolidated financial statements for each of the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 in its 2007 Form 10-K filed with the SEC on March 17, 2008. The restatement was primarily a result of the Company's material weakness remediation efforts related to accounting for contracts. The impact of the adjustments related to contract accounting resulted in a decrease of approximately $7 million to income from continuing operations and net income for the three months ended March 31, 2007.

        In addition to the adjustments related to contract accounting, the Company identified a number of smaller non-cash adjustments to its prior period financial statements ("Other Adjustments"), none of which was material, individually or in the aggregate, to the Company's financial statements. The impact of the Other Adjustments resulted in an increase of approximately $8 million to income from continuing operations and net income for the three months ended March 31, 2007. The restatement adjustments had no material impact on net cash flows.

        The total impact of all of the restatement adjustments was an increase of $1 million to income from continuing operations and net income for the three months ended March 31, 2007. Please refer to the Company's 2007 Form 10-K for additional discussion on the restatement adjustments discussed above.

        The following table details the impact of the restatement of the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	(in millions, except per share amounts)
	As Originally Filed	Restatement Adjustments	2007 1Q Form 10-Q
			(Restated)
Revenues:
Regulated	$1,606	$(6)	$1,600
Non-Regulated	1,503	(12)	1,491

Total revenues	3,109	(18)	3,091

Cost of Sales:
Regulated	(1,090)	13	(1,077)
Non-Regulated	(1,163)	(2)	(1,165)

Total cost of sales	(2,253)	11	(2,242)

Gross margin	856	(7)	849

General and administrative expenses	(83)	4	(79)
Interest expense	(422)	(2)	(424)
Interest income	100	1	101
Other expense	(41)	1	(40)
Other income	37	—	37
Gain on sale of investments	1	—	1
Foreign currency transaction gains on net monetary position	—	3	3
Other non-operating expense	(39)	—	(39)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF AFFILIATES AND MINORITY INTEREST	409	—	409
Income tax expense	(181)	6	(175)
Net equity in earnings of affiliates	20	—	20
Minority interest	(136)	(5)	(141)

INCOME FROM CONTINUING OPERATIONS	112	1	113
Income from operations of discontinued businesses, net of income tax	62	—	62
Loss from disposal of discontinued businesses, net of income tax	(636)	—	(636)

Net loss	$(462)	$1	$(461)

BASIC LOSS PER SHARE:
Income from continuing operations, net of tax	$0.17	$—	$0.17
Discontinued operations, net of tax	(0.86)	—	(0.86)

BASIC LOSS PER SHARE	$(0.69)	$—	$(0.69)

DILUTED LOSS PER SHARE:
Income from continuing operations, net of tax	$0.17	$—	$0.17
Discontinued operations, net of tax	(0.85)	—	(0.85)

DILUTED LOSS PER SHARE	$(0.68)	$—	$(0.68)

Overview of Our Business

        AES is a global power company. We own a portfolio of electricity generation and distribution businesses with generation capacity totaling more than 43,000 MW and distribution networks serving more than 11 million people. Our global footprint includes operations in 29 countries on five continents with 84% of our revenue for the first quarter of 2008 generated outside the United States.

        We operate two primary lines of business. The first is our Generation business, where we own and/or operate power plants to generate and sell power to wholesale customers such as utilities and other intermediaries. The second is our Utilities business, where we own and/or operate utilities to distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area. Each of our primary lines of business generates approximately half of our revenues. We are also developing an Alternative Energy business. Alternative Energy includes strategic initiatives such as wind and solar generation and climate solutions, such as the production of emissions credits.

        Generation.    We currently own or operate 123 Generation facilities in 27 countries on five continents. We also have 12 new Generation facilities under construction. Our Generation businesses use a wide range of technologies and fuel types including coal, combined-cycle gas turbines, hydroelectric power and biomass.

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

        The balance of our Generation businesses sells power through competitive markets under short-term contracts or directly in the spot market. As a result, the cash flows and earnings associated with these businesses are more sensitive to fluctuations in the market price for electricity, natural gas, coal and other fuels. However, for a number of these facilities, including our plants in New York, which include a fleet of low-cost coal fired plants, we have hedged the majority of our exposure to fuel, energy and emissions pricing for the next several years.

        Utilities.    Our Utilities businesses distribute power to more than 11 million people in eight countries on five continents. Our Utilities business consists primarily of 15 companies owned and/or operated under management agreements, all of which operate in a defined service area. These businesses operate under a variety of structures ranging from pure distribution businesses to fully integrated utilities, which generate, transmit and distribute power.

        Alternative Energy.    Although operations of our Alternative Energy businesses are not currently large enough to be considered a separate segment, we expect this high growth sector to be a material contributor to our revenue and gross margin in the future. As demand for more sustainable and environmentally friendly sources of energy grows, we continue to invest in Alternative Energy with a current focus on increasing our wind power capacity and building our climate solutions business for greenhouse gas ("GHG") reduction. AES entered the wind business in 2005 and today we have ten wind generation facilities with more than 1,000 MW of wind projects in operation. In addition, we are developing initiatives in other countries that are approved for GHG projects under the Kyoto Protocol and marketing the credits created. AES operates in 26 of the developing countries that are eligible for these credits which provide us with a good foundation for this new business.

        Segments.    Our Generation and Utilities businesses are organized within four defined geographic regions: (1) Latin America, (2) North America, (3) Europe & Africa, and (4) Asia and the Middle East ("Asia"). Three regions, Latin America, North America and Europe & Africa, are engaged in both Generation and Utility businesses. Our Asia region operates only Generation businesses. Accordingly, these businesses and regions account for seven operating segments. "Corporate and Other" includes corporate overhead costs which are not directly associated with the operations of our seven primary operating segments, interest income and expense, other intercompany charges such as management fees and self-insurance premiums which are fully eliminated in consolidation, and revenue, development costs and operational costs related to our Alternative Energy business, which is currently not material to our operations.

        Key Drivers of Our Results of Operations.    Our Utilities and Generation businesses are distinguished by the nature of their customers, operational differences, cost structure, regulatory environment and risk exposure. As a result, each line of business has slightly different drivers which affect operating results. Performance drivers for our Generation businesses include, among other things, plant availability and reliability, management of fixed and operational costs and the extent to which our plants have hedged their exposure to fuel cost volatility. For our Generation businesses which sell power under short-term contract or in the spot market one of the most crucial factors is the market price of electricity and the plant's ability to generate electricity at a cost below that price. Growth in our Generation business is largely tied to securing new power purchase agreements, expanding capacity in our existing facilities and building new power plants. Performance drivers for our Utilities businesses include, but are not limited to, reliability of service, negotiation of tariff adjustments, compliance with extensive regulatory requirements, management of working capital, and in developing countries, reduction of commercial and technical losses. The results of operations of our Utilities businesses are sensitive to changes in economic growth and weather conditions in the area in which they operate.

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

First Quarter 2008 Highlights

        Results of Operations.    During the first quarter of 2008, both revenue and gross margin increased 33% and 23%, respectively compared to the first quarter 2007. The increase in revenue was driven primarily by higher prices and volumes from generation businesses across all four of the Company's regions as well a favorable foreign currency translation in Latin America. Gross margin benefited from a combination of higher prices at our Generation businesses in Latin America and Europe, favorable foreign currency translation and contributions from new businesses.

        Our improved operating results were primarily driven by our operations in the Southern Cone of Latin America and our generation businesses located in Europe. In Chile we benefited from both higher prices for contract sales as well as higher spot market prices due to significantly drier than normal hydrology and reduced gas from Argentina. Spot market prices in Chile were high enough to enable us to capture positive margins by running our generation plants with diesel. We also deferred a scheduled maintenance outage at one of our plants, to later in the year. Argentina was the other key driver behind the improved Southern Cone performance this quarter. Similar to Chile, we benefited from higher spot market prices resulting from lower than normal rainfall. We responded to the unseasonably high spot market prices by increasing both our thermal generation at Central Termica San Nicolas as well as our hydro generation at our Alicura reservoir facility. We were able to increase our hydro generation despite comparatively low rainfall, due to higher than normal snow melt.

        However, some of the factors that contributed to the strong results of operations in the first quarter are not expected to carry over into subsequent quarters at the same pace we experienced in the first quarter. For example, the unseasonably high spot market prices in Chile and Argentina will most likely decrease as the region enters its winter season and rainfall increases and the scheduled maintenance of our plants is completed. In addition, we expect the arrival of colder weather to increase the demand for gas in Argentina, tightening supply and potentially limiting our ability to sell power from our TermoAndes facility into the northern Chilean spot market.

        Growth Strategy and Portfolio Management.    During the first quarter, the Company continued to capitalize on its growth strategy through the expansion into new ventures in alternative energy and continued development of existing projects. In late March 2008, the Company formed AES Solar, a joint venture with Riverstone Holdings LLC ("Riverstone"). AES Solar will develop land-based solar photovoltaic panels that capture sunlight to convert into electricity that feed directly into power grids. Under the terms of the agreement, the Company and Riverstone will each provide up to $500 million of capital over the next five years. The Company also expanded its portfolio of wind generation businesses with the acquisition of Mountain View Power Partners ("Mountain View") which consists of 111 wind turbines with a capacity of 67 megawatts ("MW") in Palm Springs, California. In March, the Company acquired a convertible loan from a company that is developing wind operations in Brazil. These businesses continue to increase the Company's footprint into the alternative energy field. The Company has provided funding of approximately $360 million for these projects as of March 31, 2008. The Company further advanced our recent projects with the start of construction of three hydro projects in Turkey that are being developed through our investment made in May 2007 in the IC Ictas Energy Group.

        Our emphasis on portfolio management was executed through the finalization of our termination agreement with the Chinese government. Hefei, a 115 MW oil-fueled generation facility, was shut down by the government in the first quarter of 2008. The plant became the property of the Anhui Province and AES Hefei received termination compensation of approximately $39 million on March 31, 2008. In addition, the Company withdrew from the development of its peaker project in South Africa and recorded an impairment charge of $19 million.

        Looking Ahead.    In April 2008, the Company completed the purchase of a 660 gross MW coal-fired thermal power generation facility in Masinloc, Philippines ("Masinloc") from the Power Sector Assets & Liabilities Management Corporation ("PSALM"), a state enterprise, for $930 million in cash. Project financing of $665 million was obtained from International Finance Corporation ("IFC"), the Asian Development Bank and a consortium of commercial banks. IFC is also an 8% minority shareholder in Masinloc. AES immediately embarked upon a comprehensive rehabilitation program, to improve the output, reliability and general condition of the plant. Including transaction costs and completion of the planned upgrade program to improve environmental and operational performance, the total project cost is estimated to be $1.1 billion. On February 4, 2008, we entered into an agreement to sell AES Ekibastuz LLP and Maikuben West LLP, two generation businesses with operations in Kazakhstan. The sale of these businesses is expected to close in the second quarter of 2008 and the Company will receive consideration of approximately $1.1 billion at closing. We have the opportunity to receive additional consideration of up to approximately $380 million under performance incentives and a management agreement to continue operation of the plants for the next three years. On April 1, 2008, the Company acquired a natural gas landfill project in El Salvador ("Nejapa") for $44 million. Nejapa produces emission reduction credits and has the rights to build a 6 MW generation facility that could potentially increase to 25 MW in the future.

First Quarter Performance Highlights

	Three Months Ended March 31,
	2008	2007	% Change
	(Restated)
	($'s in millions, except per share amounts)
Revenue	$4,104	$3,091	33%
Gross margin	$1,046	$849	23%
Net cash provided by operating activities	$471	$600	-22%
Diluted earnings per share from continuing operations	$0.34	$0.17	100%

  Revenue

        Revenue increased 33% to $4.1 billion for the three months ended March 31, 2008 when compared with the same period in 2007 primarily due to higher rates and volume from generation businesses and favorable foreign currency translation.

  Gross margin

        Gross margin increased 23% to $1.0 billion primarily due to higher rates and volume from Latin America and Europe generation businesses, and favorable foreign currency translation during the same period.

  Net cash provided by operating activities

        Net cash provided by operating activities decreased 22% or $129 million from the quarter a year ago. Excluding the impact of EDC, which generated $132 million in operating cash flows during the first quarter of 2007, net cash provided by operating activities would have increased $3 million driven by the increase in net earnings.

  Diluted earnings per share from continuing operations

        Diluted earnings per share from continuing operations increased $0.17 to $0.34 for the three months ended March 31, 2008 from $0.17 for the three months ended March 31, 2007. The increase was a result of improved operations of $0.13 per diluted share, primarily driven by our Latin America businesses due to higher rates and volume. Additionally, the increase was due to an impairment charge in 2007 related to the Company's investment in AgCert of $0.05 per diluted share as well as the favorable impact of foreign currency exchange of $0.04 per share. These increases were offset by impairment charges related to the Company's withdrawal from the peaker project in South Africa and a charge associated with a proposed one-time credit to customers at IPALCO of ($0.03) and ($0.03) per diluted share, respectively.

New Accounting Pronouncements

        The following accounting standards became effective for AES as of January 1, 2008.

SFAS No. 157: Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurement, ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities, but does not expand the application of fair value accounting to any new circumstances. The Company adopted SFAS No. 157 on January 1, 2008. See Notes 1 and 12 to the condensed consolidated financial statements for further discussion of the implementation of SFAS No. 157.

        SFAS No. 157 is applied prospectively, except for changes in fair value for existing derivative financial instruments that include an adjustment for a blockage factor, existing hybrid instruments measured at fair value and financial instruments accounted for in accordance with EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, ("EITF No. 02-3") under which day one gain or loss recognition was prohibited. For these instruments, the impact of the adoption of SFAS No. 157 can be recorded as an adjustment to beginning retained earnings in the year of adoption. The Company does not have any of these financial instruments; therefore there is no cumulative impact of the adoption of SFAS No. 157 for AES. The impact of the adoption of SFAS No. 157 was immaterial.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit price. The principal or most advantageous market should be considered from the perspective of the reporting entity. SFAS No. 157 requires that the Company reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Reporting entities are required to consider factors that were not previously measured when determining the fair value of financial instruments. These factors include nonperformance risk (the risk that the obligation will not be fulfilled) and credit risk, both of the reporting entity (for liabilities) and of the counterparty (for assets). Due to the decentralization and nature of derivatives (interest rate swaps) associated with non-recourse debt, credit risk for AES is assessed at the subsidiary level rather than at the Parent Company level. SFAS No. 157 also excludes transaction costs and any adjustments for blockage factors, which were allowable under previous accounting standards, from the instruments' fair value determination.

        To increase consistency and enhance disclosure of the fair value of financial instruments, SFAS No. 157 creates a fair value hierarchy to prioritize the inputs used to measure fair value into three categories. The levels are defined as follows:

        Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities accessible by the reporting entity.

        Level 2—inputs other than quoted market prices included in Level 1 that are based on observable market data. These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities or default rates observable at commonly quoted intervals or inputs derived from observable market data by correlation or other means.

        Level 3—unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort.

        A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement where Level 1 is the highest and Level 3 is the lowest.

        The Company uses valuation techniques and methodologies that maximize the use of observable inputs and minimize the use of unobservable inputs. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. The valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

        Investments are generally fair valued based on quoted market prices or other observable market data such as interest rate indices. The Company's investments are primarily certificates of deposit, government debt securities and money market funds. The implementation of SFAS No. 157 did not result in a change in fair value for these investments due to the fact that investments are held by highly rated institutions and governmental agencies and therefore, the consideration of counterparty credit risk did not have an impact on the determination of fair value. Returns and pricing on these instruments are generally indexed to the CDI (Brazilian equivalent to LIBOR), Selic (overnight borrowing rate) or IPGM (inflation) rates in Brazil and are adjusted based on the banks' assessment of the specific businesses. Fair value is determined based on comparisons to market data obtained for similar assets and is considered Level 2.

        Derivatives are valued using observable data as inputs into internal valuation models. The Company's derivatives primarily consist of interest rate swaps, foreign currency instruments and embedded derivatives. Financial instruments with Level 3 inputs represent 9% of total assets and 11% of total liabilities that are measured at fair value. The fair values of our derivative portfolio is valued using internal models, most of which are primarily based on observable market inputs including interest rate curves and forward and spot prices for currencies and commodities.

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP No. 157-1"). FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, ("SFAS No. 13") and most other accounting pronouncements that address fair value measurement of leases from the scope of SFAS No. 157.

FSP No. 157-2: Effective Date of FASB Statement No. 157

        In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, ("FSP No. 157-2".) FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, or January 1, 2009 for AES. AES has not completed its review to determine the future impact of SFAS No. 157 on these instruments.

SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS No. 115

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS No. 115, ("SFAS No. 159"), which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS No. 159 effective January 1, 2008. As allowed by the standard, the Company did not elect the fair value option for the measurement of any eligible assets or liabilities. Therefore, the January 1, 2008 adoption did not have an impact on the Company.

        The following accounting standards have been issued, but as of March 31, 2008 have not yet been adopted by AES.

SFAS No. 141(R): Business Combinations and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS No. 141(R)") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, ("SFAS No. 160"). SFAS No. 141(R) will significantly change how business acquisitions are accounted for at the acquisition date and in subsequent periods. The standard changes the accounting at the acquisition date to a fair value based approach rather than the cost allocation approach currently used. Other differences include changes in the accounting for acquisition related costs, contingencies and income taxes. SFAS No. 160 changes the accounting and reporting for minority interests, which will now be classified as a component of equity and will be referred to as noncontrolling interests. SFAS No. 141(R) and SFAS No. 160 will be effective for public and private companies for fiscal years beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for AES. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements in SFAS No. 160 for existing minority interests which will require retroactive adoption. Early adoption is prohibited. AES has not begun its analysis of the potential future impact of SFAS No. 141(R) and SFAS No. 160.

SFAS No. 161: Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, ("SFAS No. 161"), which expands the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). The enhanced quantitative and qualitative disclosures will include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value Instruments, ("SFAS No. 107") to clarify that derivative instruments are subject to SFAS No. 107 disclosure requirements regarding concentration of credit risk.

Consolidated Results of Operations

	Three Months Ended March 31,
RESULTS OF OPERATIONS
	2008	2007	$ change	% change
		(Restated)
	(in millions, except per share amounts)
Revenue:
Latin America Generation	$1,206	$738	$468	63%
Latin America Utilities	1,463	1,171	292	25%
North America Generation	551	498	53	11%
North America Utilities	249	263	(14)	-5%
Europe & Africa Generation	320	252	68	27%
Europe & Africa Utilities	203	166	37	22%
Asia Generation	335	200	135	68%
Corporate and Other(1)	(223)	(197)	(26)	-13%

Total Revenue	$4,104	$3,091	$1,013	33%

Gross Margin:
Latin America Generation	$399	$249	$150	60%
Latin America Utilities	225	213	12	6%
North America Generation	160	141	19	13%
North America Utilities	52	81	(29)	-36%
Europe & Africa Generation	122	89	33	37%
Europe & Africa Utilities	24	21	3	14%
Asia Generation	52	47	5	11%
Total Corporate and Other(2)	(87)	(71)	(16)	-23%
Interest expense	(435)	(424)	(11)	-3%
Interest income	117	101	16	16%
Other expense	(25)	(40)	15	38%
Other income	45	37	8	22%
Gain on sale of investments	4	1	3	300%
Impairment expense	(47)	—	(47)	-100%
Foreign currency transaction gains on net monetary position	22	3	19	633%
Other non-operating expense	—	(39)	39	100%
Income tax expense	(240)	(175)	(65)	-37%
Net equity in earnings of affiliates	22	20	2	10%
Minority interest	(176)	(141)	(35)	-25%

Income from continuing operations	234	113	121	107%
Loss from disposal of discontinued businesses	(1)	(574)	573	100%

Net income (loss)	$233	$(461)	$694	151%

PER SHARE DATA:
Basic income per share from continuing operations	$0.35	$0.17	$0.18	106%
Diluted income per share from continuing operations	$0.34	$0.17	$0.17	100%

(1)
Corporate and Other includes revenues from Alternative Energy and inter-segment eliminations of revenues related to transfers of electricity from Tietê (generation) to Eletropaulo (utility).

(2)
Total Corporate and Other expense include corporate general and administrative expenses as well as certain inter-segment eliminations, primarily corporate charges for management fees and self insurance premiums.

  Revenue

        Revenues increased $1.0 billion, or 33%, to $4.1 billion for the three months ended March 31, 2008, from $3.1 billion for the three months ended March 31, 2007. Excluding the impacts of foreign currency translation of approximately $264 million, revenues would have increased approximately 24% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase in revenues, after adjusting for favorable foreign exchange rates, was primarily due to higher rates and volume of approximately $701 million across all regions.

  Gross Margin

        Gross margin increased $197 million or 23% to $1,046 million for the three months ended March 31, 2008, as compared to $849 million for the three months ended March 31, 2007. Excluding the impacts of foreign currency translation of approximately $74 million, gross margin increased approximately $123 million or 15% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This increase in gross margin, after adjusting for foreign currency translation, was primarily due to higher rates and volume of approximately $192 million across all regions. This increase due to higher rates and volume was partially offset by an increase in fixed costs of approximately $74 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Gross margin as a percentage of revenue decreased to 25% in the three months ended March 31, 2008, versus 27% in the three months ended March 31, 2007.

Segment Analysis

Latin America

        The following table summarizes revenue for our Generation and Utilities segments in Latin America for the periods indicated (in millions):

Latin America	For the Three Months Ended March 31,
	2008		2007
			(Restated)
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Revenue
Latin America Generation	$1,206	29%	$738	24%
Latin America Utilities	$1,463	36%	$1,171	38%

        Generation revenue for the three months ended March 31, 2008 increased $468 million, or 63%, compared to the three months ended March 31, 2007, primarily due to higher volume, contract and spot prices at Gener in Chile and Alicura in Argentina of approximately $345 million, higher spot prices and volume at our Dominican Republic businesses of approximately $24 million, higher spot and volume sales at our Panama businesses of approximately $12 million, higher volume at Tiete in Brazil of approximately $13 million and favorable foreign currency translation of approximately $54 million.

        Utilities revenue for the three months ended March 31, 2008 increased $292 million, or 25%, compared to the three months ended March 31, 2007. This was attributable to favorable foreign currency translation of approximately $232 million, increased volume sales of approximately $91 million at Eletropaulo in Brazil and other tariff related costs that were passed through to the customer of approximately $46 million. These were partially offset by decreased rates at Eletropaulo primarily due to the impact of the July 2007 tariff reset of $84 million.

        The following table summarizes gross margin for the Generation and Utilities segments in Latin America for the periods indicated (in millions):

Latin America	For the Three Months Ended March 31,
	2008		2007
			(Restated)
Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Latin America Generation	$399	38%	$249	29%
Latin America Utilities	$225	22%	$213	25%

        Generation gross margin for the three months ended March 31, 2008 increased $150 million, or 60%, compared to the three months ended March 31, 2007, primarily due to higher contract and spot prices at Gener in Chile of approximately $116 million, higher spot prices and volume at Alicura in Argentina of approximately $34 million, higher spot prices at our Dominican Republic businesses of approximately $18 million, higher volume of approximately $13 million at Tiete in Brazil, partially offset by higher purchased electricity prices at Uruguaiana in Brazil and increased purchased electricity at Itabo in Dominican Republic of approximately $38 million.

        Utilities gross margin for the three months ended March 31, 2008 increased $12 million, or 6%, compared to the three months ended March 31, 2007. Net gross margin increased primarily due to increased volume sales of approximately $91 million at Eletropaulo in Brazil and favorable foreign currency translation of approximately $38 million. These improvements were partially offset by decreased rates at Eletropaulo due to the impact of the July 2007 tariff reset of approximately $84 million, increased costs of approximately $24 million in Brazil and decreased rates in El Salvador of approximately $9 million.

North America

        The following table summarizes revenue for our Generation and Utilities segments in North America for the periods indicated (in millions):

North America	For the Three Months Ended March 31,
	2008		2007
			(Restated)
Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
North America Generation	$551	13%	$498	16%
North America Utilities	$249	6%	$263	9%

        Generation revenue for the three months ended March 31, 2008 increased $53 million, or 11%, compared to the three months ended March 31, 2007. The increase was due to $26 million from TEG/TEP as a result of a full quarter contribution in 2008; $12 million from mark-to-market derivative adjustments as a result of a smaller loss recorded in first quarter 2008 as compared to 2007; $9 million from our Thames facility in Connecticut related to higher volume, availability and the impact of a revenue adjustment; $8 million related to emission credit sales and $4 million related to higher volume at our Deepwater facility. These were partially offset by a net decrease of $6 million due to a revenue adjustment and higher natural gas prices at Merida in Mexico.

        Utilities revenue for the three months ended March 31, 2008 decreased $14 million, or 5%, compared to the three months ended March 31, 2007, due to the establishment of a $30 million regulatory reserve in the first quarter 2008 related to a proposed one-time credit to customers. This decrease was partially offset by an increase in rate adjustments related to recoverable fuel costs and environmental investments of approximately $11 million.

        The following table summarizes gross margin for the Generation and Utilities segments in North America for the periods indicated (in millions):

North America	For the Three Months Ended March 31,
	2008		2007
			(Restated)
Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
North America Generation	$160	15%	$141	17%
North America Utilities	$52	5%	$81	10%

        Generation gross margin for the three months ended March 31, 2008 increased $19 million, or 13%, compared to the three months ended March 31, 2007 as a result of a $12 million variance over the prior year in the mark-to-market derivative adjustment at Deepwater; $7 million from Thames as a result of higher volume, availability and the impact of a revenue adjustment and $3 million related to new business contributions from TEG/TEP. These were partially offset by a net impact of $5 million as a result of a revenue adjustment, increased energy prices and lower fixed costs at Merida in Mexico.

        Utilities gross margin for the three months ended March 31, 2008 decreased $29 million or 36%, compared to the three months ended March 31, 2007, primarily due to the establishment of a $30 million regulatory reserve at IPALCO related to a proposed one-time credit to customers.

Europe & Africa

        The following table summarizes revenue for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

Europe & Africa	For the Three Months Ended March 31,
	2008		2007
			(Restated)
Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Europe & Africa Generation	$320	8%	$252	8%
Europe & Africa Utilities	$203	5%	$166	5%

        Generation revenue for the three months ended March 31, 2008 increased $68 million, or 27%, compared to the three months ended March 31, 2007, attributable to an increase in prices and volume totaling approximately $17 million and $7 million, respectively at our Kazakhstan businesses, an increase in capacity income and energy payments at Kilroot in Northern Ireland of approximately $32 million, increases in capacity payments and higher steam prices of approximately $17 million at Borsod and Tisza in Hungary, and a favorable foreign currency exchange impact across all of the businesses of approximately $14 million, which were partially offset by lower sales volume of approximately $12 million and $11 million at Tisza and Kilroot, respectively.

        Utilities revenue for the three months ended March 31, 2008 increased $37 million, or 22%, compared to the three months ended March 31, 2007, primarily due to increased tariff rates of approximately $18 million at our businesses in Ukraine and approximately $13 million due to the favorable impact of foreign currency translation at Sonel in Cameroon.

        The following table summarizes gross margin for the Generation and Utilities segments in Europe & Africa for the periods indicated (in millions):

Europe & Africa	For the Three Months Ended March 31,
	2008		2007
			(Restated)
Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Europe & Africa Generation	$122	12%	$89	10%
Europe & Africa Utilities	$24	2%	$21	2%

        Generation gross margin for the three months ended March 31, 2008 increased $33 million, or 37% compared to the three months ended March 31, 2007, attributable to a $14 million increase in electricity tariffs and higher sales of approximately $4 million in Kazakhstan, an increase in capacity income and energy payments at Kilroot in Northern Ireland of approximately $14 million and an increase in capacity payments and steam prices of approximately $12 million in Hungary. These were partially offset by an increase in fixed costs, maintenance and environmental costs totaling approximately $9 million at our Kazakhstan businesses and an adjustment to a fuel derivative of approximately $1 million at Borsod in Hungary.

        Utilities gross margin for the three months ended March 31, 2008 increased slightly by $3 million, or 14% compared to the three months ended March 31, 2007, primarily due to the impact of increased tariff rates in Ukraine of $4 million and increased volume and reduced fuel consumption in Cameroon of approximately $7 million, partially offset by an increase in fixed costs in Cameroon.

Asia

        The following table summarizes revenue for the Generation segment in Asia for the periods indicated (in millions):

Asia	For the Three Months Ended March 31,
	2008		2007
			(Restated)
Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Asia Generation	$335	8%	$200	6%

        Generation revenue for the three months ended March 31, 2008 increased $135 million, or 68%, compared to the three months ended March 31, 2007, due to increased volume as a result of increased output at both the Lal Pir and Pak Gen facilities in Pakistan of approximately $52 million and $42 million, respectively and an increase in rates and volume at the Kelanitissa facility in Sri Lanka of approximately $34 million.

        The following table summarizes gross margin for the Generation segment in Asia for the periods indicated (in millions):

Asia	For the Three Months Ended March 31,
	2008		2007
			(Restated)
Gross Margin	Gross Margin	% of Total Gross Margin	Gross Margin	% of Total Gross Margin
Asia Generation	$52	5%	$47	6%

        Generation gross margin for the three months ended March 31, 2008 increased $5 million, or 11%, compared to the three months ended March 31, 2007, due to increased availability at Barka in Oman and Kelanitissa of approximately $7 million and an increase in volume at Ras Laffan in Qatar of approximately $3 million. These were partially offset by a decrease in rates of $5 million at Chigen in China.

Corporate and Other Expense

        Corporate and other expenses include general and administrative expenses related to corporate staff functions and/or initiatives, executive management, finance, legal, human resources, information systems and certain development costs which are not allocable to our business segments. In addition, this line item includes net operating results from other businesses which are immaterial for the purposes of separate segment disclosure and, the effects of eliminating transactions, such as management fee arrangements and self-insurance charges, between the operating segments and corporate. For the three months ended March 31, 2008 and 2007, Corporate and other expense was approximately 2% of total revenues.

        Corporate and other expense increased $16 million, or 23%, to $87 million for the three months ended March 31, 2008 from $71 million for the three months ended March 31, 2007. The increase is primarily due to higher spending in professional fees to complete the restatement of prior period financial statements in our 2007 Form 10-K, higher spending due to headcount increases primarily related to the strengthening of our finance organization and higher spending on our SAP implementation projects.

Interest expense

        Interest expense increased $11 million, or 3%, to $435 million for the three months ended March 31, 2008 from $424 million for the three months ended March 31, 2007. The increase is primarily due to higher debt balances, unfavorable impacts from foreign currency translation in Brazil and interest expense associated with derivatives. These increases were offset by the termination of a financial transaction tax in Brazil and a decrease in regulatory liabilities at one of our Brazilian subsidiaries.

Interest income

        Interest income increased $16 million, or 16%, to $117 million for the three months ended March 31, 2008 from $101 million for the three months ended March 31, 2007. Interest income increased primarily due to favorable foreign currency translation on the Brazilian Real and higher cash and short-term investment balances at certain of our subsidiaries, offset by a decrease in regulatory assets at one of our Brazilian subsidiaries.

Other expense

        Other expense decreased $15 million to $25 million for the three months ended March 31, 2008 from $40 million for the three months ended March 31, 2007, primarily due to a decrease in legal reserves and a charge related to the provision for recoverability of regulatory assets at one of our Brazilian subsidiaries, recorded in the first quarter of 2007.

Other income

        Other income increased $8 million to $45 million for the three months ended March 31, 2008 from $37 million for the three months ended March 31, 2007. The increase is primarily due to $14 million of compensation for the impairment of plant assets and cessation of the PPA associated with a settlement agreement with the local government to shut down the Hefei generation facility in China, an extinguishment of a legal reserve at the Parent Company and a $6 million insurance recovery at one of our North American businesses, all recorded during the first quarter of 2008. These increases were offset by other income of $17 million in the first quarter of 2007 related to a favorable legal settlement during the first quarter of 2007 at one of our subsidiaries in Brazil.

Gain on sale of investments

        Gain on sale of investments increased $3 million to $4 million for the three months ended March 31, 2008 from $1 million for the three months ended March 31, 2007. Gain on sale of investments for the three months ended March 31, 2008 included a net gain of $4 million on the sale of SeaWest Wind Power's equity investment in Oak Creek.

Impairment expense

        Impairment expense for the three months ended March 31, 2008 was $47 million. There was no impairment expense for the three months ended March 31, 2007. Impairment expense for the three months ended March 31, 2008 consisted primarily of an impairment charge of $19 million related to South African peakers project development costs that were written off due to withdrawal from the project, as well as an impairment charge of $14 million associated with a settlement agreement to shut down the Hefei plant in China. Additionally, there was an impairment charge of $14 million at Uruguaiana, a thermoelectric plant located in Brazil. The impairment was the result of an analysis of Uruguaiana's long-lived assets, which was triggered by the combination of gas curtailments and increases in the spot market price of energy in 2007.

Foreign currency transaction gains on net monetary position

        Foreign currency transaction gains were as follows:

	Three months ended March 31,
	2008	2007
		(Restated)
	(in millions)
AES Corporation	$26	$2
Argentina	(2)	(4)
Brazil	(10)	2
Dominican Republic	—	(1)
Pakistan	—	(2)
Chile	14	—
Kazakhstan	—	8
Colombia	(7)	(1)
Other	1	(1)

Total(1)	$22	$3

    (1)
    Includes $5 million and $(4) million of gains (losses) on foreign currency derivative contracts for the three months ended March 31, 2008 and 2007, respectively.

        The Company recognized foreign currency transaction gains of $22 million and $3 million, respectively, for the three months ended March 31, 2008 and 2007. The $19 million increase was primarily due to an increase in foreign currency transaction gains at AES Corporation and in Chile, offset by an increase in foreign currency transaction losses in Brazil, Colombia and Kazakhstan.

        The $26 million foreign currency gain at AES Corporation for the three months ended March 31, 2008 compared to the $2 million gain for the three months ended March 31, 2007 is primarily the result of favorable exchange rates for cash accounts and notes denominated in Euros.

        The increase in foreign currency transaction gains in Chile of $14 million is primarily due to the appreciation of the Chilean Peso by 14%, resulting in gains at Gener (a U.S. Dollar functional currency subsidiary) associated with its net working capital denominated in Chilean Pesos, mainly cash, accounts receivables and VAT receivables.

        The increase in foreign currency transaction losses in Brazil of $12 million is primarily due to energy purchases made by Eletropaulo that were denominated in U.S. Dollar, resulting in foreign currency transaction losses of $12 million.

        The increase in foreign currency transaction losses in Colombia of $6 million is due to the appreciation of the Colombian Peso by 11%, resulting in losses of $4 million at Chivor (a U.S. Dollar functional currency subsidiary) associated with its Colombian Peso denominated debt.

        The decrease in foreign currency transaction gains in Kazakhstan of $8 million for the three months ended March 31, 2008, is due to $5 million of foreign currency transaction gains related to energy sales denominated and fixed in the U.S. Dollar, offset by $13 million in foreign currency transaction losses recorded on external debt and other liabilities denominated in currencies other than the Kazakh Tenge functional currency.

Other non-operating expense

        Other non-operating expense was zero for the three months ended March 31, 2008 and $39 million for the three months ended March 31, 2007. The 2007 expense was primarily due to an impairment in the Company's investment in AgCert, a United Kingdom based corporation that produces emission reduction credits. The Company acquired its investment in AgCert in May 2006 and, as required by generally accepted accounting principles, defined these securities as "available for sale". During the first quarter of 2007, the market value of these securities, based on traded market prices, materially declined. Based on accounting guidance outlined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management concluded that the decline was "other than temporary" and recorded an impairment charge of $35 million. Additionally, a charge of $5 million was recognized for the decrease in value of the AgCert warrants.

Income taxes

        Income tax expense on continuing operations increased $65 million to $240 million for the three months ended March 31, 2008 from $175 million for the three months ended March 31, 2007. The Company's effective tax rates were 38% and 43% for the three months ended March 31, 2008 and 2007, respectively.

        The net decrease in effective tax rate for the three months ended March 31, 2008 compared to the same period in 2007 was, in part, due to changes in China's tax law in 2007 and 2008 and a 2007 other than temporary impairment in the Company's investment in AgCert.

Net Equity in earnings of affiliates

        Equity in earnings of affiliates increased $2 million, or 10%, to $22 million for the three months ended March 31, 2008 from $20 million for the three months ended March 31, 2007. The increase was primarily due to Cartagena's favorable settlement agreement with Gas De France, and increased earnings at Chigen due to lower tax expense. The increase was partially offset by unfavorable earnings in Turkey which has been under development and not generating revenue since acquisition in May 2007, as well as unfavorable earnings at Orissa Power, a coal-fired power plant in India.

Minority interest

        Minority interest expense increased $35 million to $176 million for the three months ended March 31, 2008 from $141 million for the three months ended March 31, 2007. The increase is primarily due to the appreciation of the Brazilian Real, as well as increased earnings at Gener in Chile and Tiete in Brazil. The increase is partially offset by increased costs from higher energy prices at Uruguaiana, another Brazilian subsidiary.

Discontinued operations

        As discussed in Note 7 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q, the results of operations for three entities classified as "discontinued operations" are reflected within the discontinued operations portions of the condensed consolidated financial statements for all periods presented. On February 22, 2007, the Company entered into a definitive agreement with Petróleos de Venezuela, S.A., ("PDVSA") to sell all of its shares of EDC, a Latin America distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In May 2007, the Company's wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50 MW Delano facility and the 25 MW Mendota facility) for $51 million. These facilities, along with an associated management company (together, the "Central Valley Businesses") were formerly included in the North America Generation segment. The AES Board of Directors approved the sale of the Central Valley Businesses in February 2007. In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America distribution business located in Argentina. The Buenos Aires Province in Argentina approved the transaction in May 2007 and the sale was completed in June 2007.

        EDC, Central Valley and Eden were sold during 2007. For the three months ended March 31, 2007, income from operations of discontinued businesses, net of tax, was $62 million related to the operations of these businesses. Loss from disposal of discontinued businesses, net of tax, was $1 million for the three months ended March 31, 2008 and represented additional clean up costs associated with the Central Valley sales agreement. Loss from disposal of discontinued businesses, net of tax, was $636 million for the three months ended March 31, 2007 and was comprised of a $638 million impairment charge at EDC and a $2 million favorable adjustment to the originally recorded impairment charge recognized at Eden as a result of the finalization of the sale transaction.

Critical Accounting Policies and Estimates

        The consolidated financial statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2007 Annual Report on Form 10-K. The Company's critical accounting estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2007 Annual Report on Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

        The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the three months ended March 31, 2008. The only change to our policies is the adoption of SFAS No. 157.

Capital Resources and Liquidity

Overview

        We are a holding company whose operations are conducted through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to the Parent Company, and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At March 31, 2008, we had $5.6 billion of recourse debt and $12.8 billion of non-recourse debt outstanding. For more information on our long-term debt, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

        In addition to utilizing non-recourse debt, when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock, and other securities, as well as proceeds from the sales of assets. Similarly, in certain of our businesses, we may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity with our subsidiaries or lenders. In such circumstances, if a subsidiary defaults on its payment or supply obligation, we will be responsible for the subsidiary's obligations up to the amount provided for in the relevant guarantee or other credit support.

        We expect to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or may not be available on economically attractive terms. If we decide not to provide any additional funding or credit support to a subsidiary that is under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary. At March 31, 2008, we had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $848 million (excluding those collateralized by letters of credit and other obligations discussed below).

        As a result of the Parent Company's below investment grade rating, counter-parties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counterparties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties; this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2008, we had $505 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. These letters of credit were provided under our revolver and senior unsecured credit facility. We pay letter of credit fees ranging from 1.63% to 4.93% per annum on the outstanding amounts. In addition, we had less than $1 million in surety bonds outstanding at March 31, 2008.

        Many of our subsidiaries, including those in Latin America, depend on timely and continued access to capital markets to manage their liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty may have material adverse effects on the financial condition and results of operations of those subsidiaries. In addition, changes in the timing of tariff increases or delays in the regulatory determinations under the relevant concessions could affect the cash flows and results of operations of our businesses.

Cash Flows

        At March 31, 2008, cash and cash equivalents decreased $292 million from December 31, 2007 to $1,766 million. The change in cash was due to $471 million of cash provided by operating activities, $1,110 million of cash used in investing activities, $329 million of cash provided by financing activities and the positive effect of exchange rates on cash of $18 million.

Operating Activities

        Net cash provided by operating activities decreased by $129 million to $471 million for the three months ended March 31, 2008 from $600 million for the three months ended March 31, 2007. Excluding the impact of EDC, which generated $132 million of operating cash flows for the three months ended March 31, 2007, net cash provided by operating activities would have increased $3 million. This $3 million increase was primarily due to:

  •
  $144 million increase in net earnings (adjusted for non cash items);

  •
  $130 million decrease in cash paid for income taxes;

  •
  $114 million decrease in cash paid for interest;

  •
  $39 million increase as a result of a one time cash settlement received in March, 2008 at the Hefei generation facility in China, offset by

  •
  Approximately $255 million increase in cash used for working capital primarily attributable to an increase in accounts receivable;

  •
  $136 million increase in net regulatory assets; and

  •
  Approximately $51 million increase in prepaid expenses and other current assets.

Investing Activities

        Net cash used for investing activities increased $430 million to $1,110 million for the three months ended March 31, 2008 from $680 million for the three months ended March 31, 2007. This increase was primarily attributable to the following:

        Capital expenditures increased $157 million to $633 million for the three months ended March 31, 2008 from $476 million for the three months ended March, 31 2007. This was mainly due to increased spending of $183 million for wind development projects at our U.S. businesses and $19 million related to a greenfield project in Jordan. These increases were offset by a decrease of $81 million due to the completion of the Buffalo Gap II project in the U.S. in 2007.

        Acquisitions, net of cash acquired increased $12 million to $186 million for the three months ended March 31, 2008 from $174 million for the three months ended March 31, 2007. This increase was due to the purchase of Mountain View and a deposit for the Nejapa acquisition in 2008. The activity in 2007 was mainly due to the purchase of two 230 MW petroleum coke-fired power plants at TEG/TEP in Mexico of approximately $174 million for the period ended March 31, 2007.

        Purchases, net of sales of short-term investments decreased $52 million to $92 million for the three months ended March 31, 2008 from purchases, net of sales of $144 million for the three months ended March 31, 2007. The changes were primarily at our businesses located in Brazil. The activity included a $68 million increase in net purchases at Tiete related to Brazilian government bonds. This was offset by an increase in net sales at Eletropaulo and Uruguaiana of $68 million and $52 million, respectively, as a result of a change to the investment strategy to acquire public debt and government securities.

        Restricted cash balances decreased $54 million for the three months ended March 31, 2008. Restricted cash balances decreased $58 million at New York, $40 million at Maritza in Bulgaria and $8 million at Alicura in Argentina. These were offset by increases of $31 million at Kilroot in Ireland and $25 million at Southland in the U.S.

        Debt service reserves and other assets increased $13 million for the three months ended March 31, 2008. This was mainly due to increases of $12 million at Eletropaulo, $8 million at Hawaii, $3 million at Brazil and $3 million at Puerto Rico. These increases were offset by a decrease of $11 million at Merida in Mexico.

        Affiliate advances and equity investments increased $268 million for the three months ended March 31, 2008. These increases were primarily driven by our investments in Brazil Wind and AES Solar. Additionally, the Company also made additional equity investments in Turkish Hydros and Asia Alternative Energy for the Huanghua joint venture.

Financing Activities

        Net cash provided by financing activities increased $181 million to $329 million for the three months ended March 31, 2008 from $148 million for the three months ended March 31, 2007. This change was primarily attributable to an increase in debt, net of repayments of $153 million and a decrease in distributions to minority interests of $50 million, offset by a decrease in contributions from minority interests of $5 million.

        Issuances of non-recourse debt and net revolving credit facilities decreased $129 million to $437 million for the three months ended March 31, 2008 from $566 million for the three months ended March 31, 2007. The non-recourse debt decrease of $111 million was primarily due to decreases at Sonel in Cameroon of $158 million, at Maritza in Bulgaria of $69 million and at Barka in Oman of $41 million offset by increases at Buffalo Gap III in the U.S. of $136 million and at Gener in Chile of $40 million. Additionally, the decrease in net revolving credit facilities of $18 million was primarily a result of decreases at the Parent Company of $88 million and at Buffalo Gap II of $83 million offset by the increases at IPALCO of $74 million, at Pak Gen in Pakistan of $43 million and at Panama of $30 million.

        Repayments of non-recourse debt decreased $282 million to $98 million for the three months ended March 31, 2008 from $380 million for the three months ended March 31, 2007. The change was due to a decrease in repayments at Kilroot in the U.K. of $78 million, at Sonel in Cameroon of $66 million, at Alicura in Argentina of $63 million and at Eletropaulo in Brazil of $32 million.

        Minority distributions decreased $50 million to $4 million for the three months ended March 31, 2008 from $54 million for the three months ended March 31, 2007. The 2007 distribution primarily included $26 million return of capital by Barka to its minority partner and $21 million dividend payment made by EDC in Venezuela, which was sold in May 2007.

Parent Company Liquidity

        The following discussion of "Parent Company Liquidity" has been included because we believe it is a useful measure of the liquidity available to the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is not a measure under U.S. GAAP and should not be construed as an alternative to cash and cash equivalents which are determined in accordance with U.S. GAAP, as a measure of liquidity. Cash and cash equivalents are disclosed in the condensed consolidated statement of cash flows. Parent Company Liquidity may differ from that, of similarly titled measures used by other companies. Our principal sources of liquidity at the Parent Company level are:

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

        The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facilities. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, "cash and cash equivalents" at March 31, 2008 and December 31, 2007 as follows:

Parent Company Liquidity	March 31, 2008	December 31, 2007
	(in millions)
Cash and cash equivalents	$1,766	$2,058
Less: Cash and cash equivalents at subsidiaries	1,029	743

Parent and qualified holding companies cash and cash equivalents	737	1,315

Borrowing available under revolving credit facility	500	520
Borrowing available under senior unsecured credit facility	285	318

Total Parent Company Liquidity	$1,522	$2,153

        The following table summarizes our Parent Company contingent contractual obligations as of March 31, 2008:

Contingent Contractual Obligations	Amount	Number of Agreements	Exposure Range for Each Agreement
	(in millions)
Guarantees	$848	35	<$1 - $158
Letters of credit under the revolving credit facility	250	14	<$1 - $198
Letters of credit under the senior unsecured credit facility	255	11	<$1 - $173
Surety bonds(1)	—	1	< $1

Total	$1,353	61

(1)
Less than $1 million in surety bonds outstanding.

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

        While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries' ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and senior unsecured credit facility. If, due to new corporate opportunities or otherwise, our capital requirements exceed amounts available from cash on hand or borrowings under our credit facilities, we may need to access the capital markets to raise additional debt or equity financing. However, the timing of our ability to access the capital markets may be affected as a result of prior period restatements of our financial statements and the material weaknesses in our internal controls over financial reporting described below under Item 4, "Controls and Procedures" of this Form 10-Q and Item 9A "Controls and Procedures" of our 2007 Annual Report on Form 10-K.

        Various debt instruments at the Parent Company level contain certain restrictive covenants. The covenants provide for, among other items:

  •
  limitations on other indebtedness, liens, investments and guarantees;

  •
  restrictions on dividends and redemptions and payments of unsecured and subordinated debt and the use of proceeds;

  •
  restrictions on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements;

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheet related to such defaults was $102 million at March 31, 2008, all of which is non-recourse debt.

        None of the subsidiaries that are currently in default meet the applicable definition of materiality in AES's corporate debt agreements in order for such defaults to trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations, it is possible that one or more of these subsidiaries could fall within the definition of a "material subsidiary," and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES Parent Company's outstanding debt securities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have performed a company-wide value at risk analysis ("VaR") of all of our material financial assets, liabilities and derivative instruments. Embedded derivatives are not appropriately measured here and are excluded since VaR is not representative of the overall contract valuation. The VaR calculation incorporates numerous variables that could impact the fair value of our instruments, including interest rates, foreign exchange rates and commodity prices, as well as correlation within and across these variables. We express Analytic VaR herein as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one day holding period. Our commodity analysis is an Analytic VaR utilizing a variance-covariance analysis within the commodity transaction management system, and is reported for financially settled derivative products at the Eastern Energy business in New York State.

        The daily Value at Risk as of March 31, 2008 for foreign exchange, interest rate and commodities was $55.7 million, $162.9 million and $26.7 million, respectively. The increase in commodity and interest rate VaR is primarily due to higher market volatilities and power prices.

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

        The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities and Exchange Act of 1934 was recorded, processed, summarized and reported accurately as evidenced by the material weaknesses described below.

        As reported in Item 9A of the Company's 2007 Form 10-K filed on March 17, 2008, management reported that material weaknesses existed in our internal controls as of December 31, 2007 and is in the process of taking remedial steps to correct these weaknesses. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Accordingly, management believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

        In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. There are no new reportable material weaknesses this quarter. As discussed below, the Company continues to implement processes and controls to remediate its existing material weaknesses. Changes have been, and will continue to be made to our internal control over financial reporting in implementing these remediation processes.

        The CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        As reported in Item 9A of our 2007 Form 10-K filed on March 17, 2008, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2007. These material weaknesses continued to exist as of March 31, 2008. The following is a discussion of the material weaknesses, any of which could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

        A material weakness is a deficiency (within the meaning of PCAOB Auditing Standards No. 5), or combination of deficiencies, that result in there being a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Lack of Detailed Accounting Records for Certain Holding Companies:

        While testing newly implemented controls for both the Income Tax and Treatment of Intercompany Loan material weaknesses, during and subsequent to the fourth quarter of 2006, the Company identified a risk resulting from the failure to maintain separate legal entity books and records for certain holding companies. While the Company believes that it has manual processes in place to capture and segregate all material transactions, there remains a risk that due to the lack of detailed records of these holding companies, transactions and consolidations may not be captured timely or evaluated at the appropriate level of detail. The Company is attempting to track entities, however, until this process is fully implemented, there is a risk that certain transactions may not be captured by the current manual processes in a timely manner or incorrect consolidation decisions may be made. As a result, the Company has determined that the failure to establish controls to maintain separate legal entity books and records for certain holding companies could result in a reasonable possibility of a material misstatement and thus continues to represent a material weakness as of March 31, 2008.

Contract Accounting:

        As of December 31, 2006, the Company reported it lacked effective controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and upon modification, to allow them to be adequately accounted for in accordance with U.S. GAAP. As discussed below, certain of our contracts, at inception or upon modification, contain terms that trigger specific accounting treatment related to derivatives, hedges, lease accounting, variable interests and guarantees that our controls have not effectively identified. These types of interconnections between accounting principles are significant factors that led to contract-related accounting adjustments in the Company's financial statements. In 2007, the Company identified and reported a material adjustment related to a contract that was entered into in 2004 and should have been accounted for as a derivative in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), and reported adjustments for several errors related to accounting for embedded derivatives in contracts that were executed prior to 2006. The Company also previously reported it lacked an effective control to ensure that an adequate hedge valuation was performed and lacked effective controls to ensure preparation of adequate documentation of the on-going assessment of hedge effectiveness, in accordance with SFAS No. 133 for certain interest rate and foreign currency hedge contracts entered into prior to 2005. In 2007, subsequent to the filing of the 2006 Form 10-K on May 23, 2007, the Company identified certain lease-related errors related to the accounting for contract modifications that occurred after the July 1, 2003 implementation of EITF 01-08, Determining Whether an Arrangement Contains a Lease, ("EITF 01-08"), whereby contract modifications had not been evaluated for proper lease accounting treatment. In 2007, the Company also identified a variable interest entity that should have been consolidated pursuant to FIN No. 46(R), Consolidation of Variable Interest Entities, ("FIN No. 46(R)").

        As a result, the Company determined that the lack of effective controls could result in a reasonable possibility of material misstatement and thus continues to represent a material weakness as of March 31, 2008.

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

        Until the remediation steps identified above are fully implemented, there remains a reasonable possibility of a material misstatement. Accordingly, this item continues to represent a material weakness as of March 31, 2008.

Contract Accounting:

        The Company previously reported it lacked effective controls designed to ensure an adequate analysis and documentation of certain contracts, at inception and upon modification, to allow them to be adequately accounted for in accordance with U.S. GAAP. Certain of our contracts, at inception or upon modification, contain terms that trigger specific accounting treatment related to derivatives, hedges, lease accounting, variable interests and guarantees that our controls have not effectively identified. These types of interconnections between accounting principles are significant factors that led to contract-related accounting adjustments in the Company's financial statements.

        During the course of remediating this material weakness, the Company developed a remediation plan which includes, among other controls, a broad review of contracts by the Company's accounting department so that the Company can identify and properly account for leases, derivatives and hedging activities, variable interests under FIN No. 46(R) and guarantees under FIN No. 45. The completeness of the contract evaluation process is essential to establishing proper contract accounting in conformity with U.S. GAAP.

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

  •
  developed an automated solution (implemented in February 2007) to collect and consolidate all material contracts at our subsidiaries to assist in the appropriate evaluation and documentation requirements in accordance with U.S. GAAP;

  •
  provided detailed training to subsidiaries on new policy and procedure guidance related to contract evaluation;

  •
  centralized hedge assessments and valuations within the Corporate Accounting and Risk Management functions;

  •
  improved procedures to ensure the submission of contracts and contract modifications for U.S. GAAP evaluation;

  •
  provided additional training to both finance and non-finance employees who are responsible for hedging activities, development of power purchase agreements and negotiation of significant purchase contracts: and

  •
  performed an assessment of all contracts dated prior to the implementation of the above controls (July 1, 2006) relative to the risk of additional errors. All contracts, which included a population of over 500, that were considered to have more than a minimal level of risk, were reviewed and analyzed to determine proper accounting treatment. As a result of this review, three contracts were determined to have been accounted for in error. Prior period results have been restated to reflect the correction of these errors.

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

        The Company continues to implement the remediation plans of this material weakness and it will assess the operating effectiveness of these controls as well as identify areas for improvement to the current execution of certain controls prior to concluding full remediation. Until the remediation steps identified above are fully implemented, there remains a reasonable possibility of material misstatement. Accordingly, this item is a material weakness as of March 31, 2008.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible; however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2008.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and, in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$825 million (U.S.$494 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice ("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletropaulo's appeal to the Special Court has been dismissed. Eletropaulo's appeal to the Supreme Court has also been dismissed, but Eletropaulo has petitioned the Supreme Court to reconsider that dismissal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo may be required to provide security in the amount of its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In August 2000, the FERC announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 ("Refund Period"). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC's decision not to impose refunds for the alleged failure to file rates, including transaction- specific data, for sales during 2000 and 2001 ("September 2004 Decision"). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. The Ninth Circuit's temporary stay of the remand to FERC expired in November 2007. In March 2008, FERC issued its order on remand, requiring the parties to engage in settlement discussions before a settlement judge and establishing procedures for an evidentiary hearing if the settlement process fails. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC ("August 2006 Decision"). After a temporary stay of the proceeding expired, various parties filed petitions for rehearing in November 2007. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita's potential liability for the Refund and pre-Refund Periods could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita's potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of Orissa Power Generation Corporation Ltd's ("OPGC") existing PPA with Gridco. In response, OPGC filed a petition in the Indian courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC's jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court's decision to the Supreme Court and sought stays of both the High Court's decision and the underlying OERC proceedings regarding the PPA's terms. In April 2005, the Supreme Court granted OPGC's requests and ordered stays of the High Court's decision and the OERC proceedings with respect to the PPA's terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC's appeal or otherwise prevents the OERC's proceedings regarding the PPA's terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC's financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). Florestal had been under the control of AES Sul ("Sul") since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica ("CEEE"), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency ("FEPAM") has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. In February 2008, Sul and CEEE signed a "Technical Cooperation Protocol" pursuant to which they requested a new deadline from FEPAM in order to present a proposal. The proposal was delivered on April 8, 2008 and it is expected that a response will be received in May 2008.

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

        In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.5 billion (U.S.$2.1 billion), which includes principal, interest and penalties under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million (U.S.$247 million). In March 2007, the dividends were determined to be worth approximately R$423 million (U.S.$198 million). SEB's defense was ruled groundless by the Circuit Court in December 2006. In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. In April 2007, BNDES withdrew the attached dividends. In April 2008, BNDES filed a plea to seize an additional R$194 million (U.S.$116 million) in CEMIG dividends and the attached CEMIG shares. The parties are awaiting a determination on the plea. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In July 2004, the Corporación Dominicana de Empresas Eléctricas Estatales ("CDEEE") filed lawsuits against Itabo, an affiliate of the Company, in the First and Fifth Chambers of the Civil and Commercial Court of First Instance for the National District. CDEEE alleges in both lawsuits that Itabo spent more than was necessary to rehabilitate two generation units of an Itabo power plant and, in the Fifth Chamber lawsuit, that those funds were paid to affiliates and subsidiaries of AES Gener and Coastal Itabo, Ltd. ("Coastal"), a former shareholder of Itabo, without the required approval of Itabo's board of administration. In the First Chamber lawsuit, CDEEE seeks an accounting of Itabo's transactions relating to the rehabilitation. In November 2004, the First Chamber dismissed the case for lack of legal basis. On appeal, in October 2005 the Court of Appeals of Santo Domingo ruled in Itabo's favor, reasoning that it lacked jurisdiction over the dispute because the parties' contracts mandated arbitration. The Supreme Court of Justice is considering CDEEE's appeal of the Court of Appeals' decision. In the Fifth Chamber lawsuit, which also names Itabo's former president as a defendant, CDEEE seeks $15 million in damages and the seizure of Itabo's assets. In October 2005, the Fifth Chamber held that it lacked jurisdiction to adjudicate the dispute given the arbitration provisions in the parties' contracts. The First Chamber of the Court of Appeal ratified that decision in September 2006. In a related proceeding, in May 2005, Itabo filed a lawsuit in the U.S. District Court for the Southern District of New York seeking to compel CDEEE to arbitrate its claims. The petition was denied in July 2005. Itabo's appeal of that decision to the U.S. Court of Appeals for the Second Circuit has been stayed since September 2006. Also, in February 2005, Itabo initiated arbitration against CDEEE and the Fondo Patrimonial de las Empresas Reformadas ("FONPER") in the International Chamber of Commerce ("ICC") seeking, among other relief, to enforce the arbitration provisions in the parties' contracts. In March 2006, Itabo and FONPER settled their respective claims. In September 2006, the ICC determined that it lacked jurisdiction to decide the arbitration as to Itabo and CDEEE. Itabo believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In January 2005, the City of Redondo Beach ("City") of California issued an assessment against Williams Power Co., Inc., ("Williams") and AES Redondo Beach, LLC ("AES Redondo"), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users' tax ("UUT"), interest, and penalties relating to the natural gas used at AES Redondo's power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City's assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer's decision. Pursuant to a court order, Williams later prepaid approximately $57 million to the City in order to litigate its petition and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer's decision as to AES Redondo. In March 2008, the Superior Court issued final decisions in favor of AES Redondo and Williams. The City has appealed both decisions to the California Court of Appeal. In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005 and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo's lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 ("New UUT Assessments"). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. AES Redondo believes that it has meritorious claims and defenses, and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately U.S.$135,000. The Company has appealed this decision to the Supreme Court.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydroelectric plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their sales to an AES trading company, Nurenergoservice LLP, and other affiliated companies in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT (U.S.$22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. The damages set forth in orders were affirmed by the headquarters of the Competition Committee, the economic court of first instance, and the court of appeals (first panel). Therefore, in February 2008, the Hydros paid the damages. The court of appeals (second panel) has affirmed the Competition Committee's order with respect to Ust-Kamenogorsk HPP. The Hydros have filed appeals with the court of appeals (second panel) (with respect to Shulbinsk HPP) and the supreme court (with respect to Ust-Kamenogorsk HPP). In addition, the economic court issued an injunction to secure the Hydros' alleged liability, freezing the Hydros' bank accounts and prohibiting the Hydros from transferring or disposing of their property. The economic court later temporarily lifted the injunction to allow the Hydros to pay the damages, which as noted above, the Hydros did in February 2008. Subsequently, in March 2008, the economic court lifted the injunction with respect to Ust-Kamenogorsk HPP. However, the injunction with respect to Shulbinsk HPP remains in place. In separate but related proceedings, in September 2007, the Competition Committee ordered the Hydros to pay approximately 22 million KZT (U.S.$188,000) in administrative fines for their alleged antimonopoly violations. In December 2007, the administrative court of first instance upheld the fines. Therefore, in February 2008, the Hydros paid the fines. The Competition Committee has initiated an investigation to determine whether Ust-Kamenogorsk HPP has violated antimonopoly laws since January 2007. The Hydros believe they have meritorious claims and defenses; however, there can be no assurances that they will prevail in these proceedings.

        In June 2007, the Competition Committee ordered AES Ust-Kamenogorsk TET LLP ("UKT") to pay approximately 835 million KZT (U.S.$7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT (U.S.$2 million), as estimated by the company, to certain customers that allegedly have paid unreasonably high power prices since January 2007. In November 2007, the economic court of first instance upheld the Competition Committee's order in part, finding that UKT had violated Kazakhstan's antimonopoly laws, but reduced the damages to be paid to the state to 833 million KZT (U.S.$7 million) and rejected the damages to be paid to customers. The economic court later ordered UKT to pay the damages to the state by May 1, 2008. The economic court has also issued an injunction to secure UKT's alleged liability prohibiting UKT from transferring or disposing of its property; however, the injunction does not extend to UKT's bank accounts. The court of appeals (first panel) has affirmed the economic court's decisions with respect to the alleged damages and the injunction. In January 2008, the economic court issued a purported clarification of its November 2007 decision, reducing UKT's tariff as of January 2008, directing UKT to apply that reduced tariff prospectively, and ordering UKT to reimburse an unspecified amount to customers that paid at higher rates in 2007. In March 2008, the court of appeals (first panel) invalidated the purported clarification. In separate but related proceedings, UKT has been ordered to pay approximately 70 million KZT (U.S.$600,000) in administrative fines by May 1, 2008 for its alleged antimonopoly violations. The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As UKT did not prevail in the economic court or the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, as UKT did not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In July 2007 the Competition Committee ordered Nurenergoservice to pay approximately 18 billion KZT (U.S.$152 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. Nurenergoservice subsequently appealed to the economic court of first instance. In February 2008, the economic court stayed the case pending the completion of the transfer of the Competition Committee's authority and powers to a newly established antimonopoly agency, the Agency on the Protection of Competition. The stay was subsequently lifted. In April 2008, the economic court issued a decision affirming the Competition Committee's order that Nurenergoservice pay approximately 18 billion KZT (U.S.$152 million) in alleged damages. Nurenergoservice intends to appeal that decision to the court of appeals (first panel). Also, the economic court has issued an injunction to secure Nurenergoservice alleged liability, freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. The court of appeals (first panel) has upheld the injunction. Furthermore, in separate but related proceedings in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 2 billion KZT (approximately U.S.$17 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. If Nurenergoservice does not prevail in the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In August 2007, the Competition Committee ordered Sogrinsk TET to terminate its contracts with Nurenergoservice and Ust-Kamenogorsk HPP because of Sogrinsk's alleged antimonopoly violations in 2005 through January 2007. The Competition Committee did not order Sogrinsk to pay any damages or fines. Both the economic court of first instance and the court of appeals (first panel) have affirmed the order. Sogrinsk intends to appeal to the court of appeals (second panel). The Competition Committee has not indicated whether it intends to assert claims against Sogrinsk for alleged antimonopoly violations post January 2007. Sogrinsk believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In November 2007, the Competition Committee initiated an investigation of allegations that Irtysh Power and Light, LLP ("Irtysh"), an AES company which manages the state-owned Ust-Kamenogorsk Heat Nets system, had violated Kazakhstan's antimonopoly laws in January through November 2007 by selling power at below-market prices. In February 2008, the Competition Committee determined that the allegations were baseless. However, the Competition Committee has since initiated an investigation to determine whether Irtysh has illegally coordinated with other AES companies concerning the sale of power. Irtysh believes it has meritorious claims and defenses and will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

        In March 2008, the financial police of Kazakhstan issued a resolution to initiate a criminal case against unnamed officials of Shulbinsk HPP relating to alleged tax evasion by Shulbinsk HPP. The financial police later identified the former general director and the former chief accountant of Shulbinsk HPP as suspects. No criminal charges have been brought to date, but it is possible that such charges may be brought against former and/or current officials of Shulbinsk HPP in the future. Shulbinsk HPP believes that its officials have meritorious defenses, which will be asserted vigorously by those officials against any criminal charges; however, there can be no assurances that those officials will be successful in their efforts.

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

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to recover damages from the Contractor for its delay in completing the construction of AESEC's majority-owned power facility in Murcia, Spain. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12 million (U.S.$19 million) for alleged unpaid milestone and scope change order payments, among other things, and an unspecified amount for an alleged early completion bonus. The final hearing is scheduled to begin in June 2009. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In September 2007, the New York Attorney General issued a subpoena to the Company seeking documents and information concerning the Company's analysis and public disclosure of the potential impacts that GHG legislation and climate change from greenhouse gas ("GHG") emissions might have on the Company's operations and results. The Company is responding to the subpoena.

        In October 2007, the Ekibastuz Tax Committee issued a notice for the assessment of certain taxes against AES Ekibastuz LLP. A portion of the assessment, approximately U.S.$1.7 million, relates to alleged environmental pollution. The review by the Ekibastuz Tax Committee is ongoing and their decision on any assessment, including the portion related to alleged environmental pollution, is not yet final. In addition, as the result of a subsequent tax audit which was completed on January 24, 2008, an additional amount of approximately 35.7 million KZT in principal, 19.7 million KZT in interest and 13.2 million KZT in penalty (collectively, approximately U.S.$600,000), was assessed as underpayment of taxes for the 2004 calendar year and of VAT for January 2004. AES Ekibastuz appealed these assessments. However this position was rejected by the Regional Tax Committee in a decision dated January 30, 2008. On February 29, 2008, AES Ekibastuz appealed to the Ministry of Finance of the Republic of Kazakhstan and is currently awaiting a decision.

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors as previously disclosed in our 2007 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on April 24, 2008. The slate of directors set forth in the Company's proxy statement filed on March 21, 2008 were elected by the stockholders as follows:

Nominee	Vote Type	Vote
PAUL HANRAHAN	FOR AGAINST/ABSTAIN	570,401,180 5,820,807
KRISTINA M. JOHNSON	FOR AGAINST/ABSTAIN	563,502,101 12,719,886
JOHN A. KOSKINEN	FOR AGAINST/ABSTAIN	518,742,773 57,479,214
PHILIP LADER	FOR AGAINST/ABSTAIN	562,845,114 13,376,873
SANDRA O. MOOSE	FOR AGAINST/ABSTAIN	564,282,278 11,939,709
PHILIP A. ODEEN	FOR AGAINST/ABSTAIN	570,210,068 6,011,919
CHARLES O. ROSSOTTI	FOR AGAINST/ABSTAIN	516,008,202 60,213,785
SVEN SANDSTROM	FOR AGAINST/ABSTAIN	518,916,651 57,305,336

        The approval of the AES Corporation 2003 Long-Term Compensation Plan, as amended and restated: 471,059,164 votes for, 28,725,999 votes against, 4,496,909 votes abstained and 71,939,915 broker non-votes.

        Ratification of Ernst & Young LLP as the independent auditors of the Company for the year 2008: 571,219,997 votes for, 628,637 votes against, 4,373,353 votes abstained and no non-votes.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

10.1	The AES Corporation 2003 Long Term Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on April 24, 2008)
31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)
Date: May 8, 2008	By:	/s/ VICTORIA D. HARKER Name: Victoria D. Harker
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MARY E. WOOD Name: Mary E. Wood
Title: Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)