Form 10-Q
period 2008-06-30
AES CORP
filed 2008-08-07
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at August 5, 2008, was 672,747,942.

EXPLANATORY NOTE

        In its report on Form 8-K dated February 29, 2008, the Company disclosed that it would be restating certain previously reported consolidated financial statements. On March 17, 2008, the Company filed its Annual Report for the year ended December 31, 2007 on Form 10-K (the "2007 Form 10-K") which included the restatement of prior periods, including selected quarterly data. The condensed consolidated financial statements presented in Item 1 and the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 reflect the restatement of selected quarterly financial information to conform to the 2007 Form 10-K. In addition, the prior period condensed consolidated financial statements in this Quarterly Report have been restated to reflect discontinued operations as discussed in Note 7 of the condensed consolidated financial statements.

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE AES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)(1)		(Restated)(1)
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Regulated	$2,025	$1,704	$3,940	$3,304
Non-Regulated	2,121	1,636	4,310	3,127

Total revenues	4,146	3,340	8,250	6,431

Cost of Sales:
Regulated	(1,422)	(1,101)	(2,775)	(2,178)
Non-Regulated	(1,695)	(1,335)	(3,400)	(2,500)

Total cost of sales	(3,117)	(2,436)	(6,175)	(4,678)

Gross margin	1,029	904	2,075	1,753

General and administrative expenses	(98)	(89)	(197)	(168)
Interest expense	(469)	(412)	(904)	(836)
Interest income	132	136	249	237
Other expense	(85)	(15)	(110)	(55)
Other income	150	261	195	298
Gain on sale of investments	908	9	912	10
Impairment expense	(25)	—	(72)	—
Foreign currency transaction (losses) gains on net monetary position	(85)	(1)	(63)	2
Other non-operating expense	—	(6)	—	(45)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF AFFILIATES AND MINORITY INTEREST	1,457	787	2,085	1,196
Income tax expense	(317)	(275)	(557)	(450)
Net equity in earnings of affiliates	20	22	42	42
Minority interest	(257)	(248)	(433)	(389)

INCOME FROM CONTINUING OPERATIONS	903	286	1,137	399

Income from operations of discontinued businesses, net of income tax expense of $—, $11, $—, and $23, respectively	—	9	—	71
Loss from disposal of discontinued businesses, net of income tax expense of $—	—	(41)	(1)	(677)

NET INCOME (LOSS)	$903	$254	$1,136	$(207)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$1.34	$0.43	$1.69	$0.60
Discontinued operations, net of tax	—	(0.05)	—	(0.91)

BASIC EARNINGS (LOSS) PER SHARE:	$1.34	$0.38	$1.69	$(0.31)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$1.31	$0.42	$1.65	$0.59
Discontinued operations, net of tax	—	(0.05)	—	(0.90)

DILUTED EARNINGS (LOSS) PER SHARE:	$1.31	$0.37	$1.65	$(0.31)

(1)
See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,743	$2,058
Restricted cash	543	522
Short-term investments	1,551	1,306
Accounts receivable, net of reserves of $313 and $255, respectively	2,626	2,270
Inventory	600	480
Receivables from affiliates	23	56
Deferred income taxes—current	288	286
Prepaid expenses	210	137
Other current assets	1,320	1,076
Current assets of held for sale and discontinued businesses	—	145

Total current assets	8,904	8,336

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	1,128	1,052
Electric generation and distribution assets, and other	27,133	24,824
Accumulated depreciation	(8,347)	(7,591)
Construction in progress	3,186	1,774

Property, plant and equipment, net	23,100	20,059

Other assets:
Deferred financing costs, net of accumulated amortization of $255 and $227, respectively	372	352
Investments in and advances to affiliates	889	730
Debt service reserves and other deposits	692	568
Goodwill	1,481	1,416
Other intangible assets, net of accumulated amortization of $191 and $173, respectively	529	466
Deferred income taxes—noncurrent	656	647
Other assets	1,492	1,698
Noncurrent assets of held for sale and discontinued businesses	—	181

Total other assets	6,111	6,058

TOTAL ASSETS	$38,115	$34,453

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,135	$1,073
Accrued interest	273	255
Accrued and other liabilities	3,220	2,638
Non-recourse debt-current portion	1,043	1,142
Recourse debt-current portion	154	223
Current liabilities of held for sale and discontinued businesses	—	151

Total current liabilities	5,825	5,482

LONG-TERM LIABILITIES
Non-recourse debt	12,817	11,297
Recourse debt	5,088	5,332
Deferred income taxes-noncurrent	1,318	1,197
Pension liabilities and other post-retirement liabilities	962	921
Other long-term liabilities	4,007	3,754
Long-term liabilities of held for sale and discontinued businesses	—	65

Total long-term liabilities	24,192	22,566

MINORITY INTEREST	3,809	3,241
Commitments and Contingent Liabilities (see Note 8)
STOCKHOLDERS' EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 672,546,625 and
670,339,855 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	7	7
Additional paid-in capital	6,819	6,776
Accumulated deficit	(105)	(1,241)
Accumulated other comprehensive loss	(2,432)	(2,378)

Total stockholders' equity	4,289	3,164

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,115	$34,453

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
		(Restated)(1)
	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,136	$(207)
Adjustments to net income:
Depreciation and amortization	500	457
(Gain) loss from sale of investments and impairment expense	(850)	40
Loss on disposal and impairment write-down—discontinued operations.	—	677
Provision for deferred taxes	208	115
Minority interest expense	433	405
Other	(100)	(114)
Changes in operating assets and liabilities
Increase in accounts receivable	(243)	(138)
Increase in inventory	(79)	(23)
Increase in prepaid expenses and other current assets	(194)	(69)
(Increase) decrease in other assets	(137)	149
Increase (decrease) in accounts payable and accrued liabilities	47	(193)
Increase in income taxes and other income tax payables, net	89	28
Decrease in other liabilities	(19)	(13)

Net cash provided by operating activities	791	1,114

INVESTING ACTIVITIES:
Capital expenditures	(1,385)	(1,116)
Acquisitions—net of cash acquired	(1,137)	(315)
Proceeds from the sale of businesses	1,093	781
Proceeds from the sale of assets	80	5
Proceeds from the sale of short-term investments	2,888	754
Purchase of short-term investments	(2,887)	(1,185)
Decrease (increase) in restricted cash	2	(179)
(Increase) decrease in debt service reserves and other assets	(60)	102
Equity investments and advances to affiliates	(148)	(1)
Loan advances	(173)	—
Repayment of affiliate loan	40	—
Other investing	52	(1)

Net cash used in investing activities	(1,635)	(1,155)

FINANCING ACTIVITIES:
Borrowings (repayments) under the revolving credit facilities, net	199	(161)
Issuance of recourse debt	625	—
Repayments of recourse debt	(1,037)	—
Issuance of non-recourse debt	1,566	798
Repayments of non-recourse debt	(674)	(618)
Payments for deferred financing costs	(36)	(21)
Distributions to minority interests	(244)	(266)
Contributions from minority interests	161	334
Financed capital expenditures	(51)	(8)
Other financing	17	30

Net cash provided by financing activities	526	88
Effect of exchange rate changes on cash	3	50

Total (decrease) increase in cash and cash equivalents	(315)	97
Cash and cash equivalents, beginning	2,058	1,358

Cash and cash equivalents, ending	$1,743	$1,455

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$832	$919
Cash payments for income taxes, net of refunds	$233	$350
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired in acquisition of subsidiary	$946	$446
Non-recourse debt assumed in acquisition of subsidiary	$12	$657
Liabilities extinguished due to sale of assets	$—	$39
Liabilities assumed in acquisition of subsidiary	$7	$134

(1)
See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION

        In its report on Form 8-K dated February 29, 2008, the Company disclosed that it would be restating certain previously reported consolidated financial statements. On March 17, 2008, the Company filed its Annual Report for the year ended December 31, 2007 on Form 10-K ("the 2007 Form 10-K") which included the restatement of prior periods, including selected quarterly data. The condensed consolidated financial statements presented in Item 1 and the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 reflect the restatement of selected quarterly financial information to conform to the 2007 Form 10-K. Certain prior period amounts have been reclassified within the condensed consolidated financial statements to conform to current year presentation. In addition, the prior period condensed consolidated financial statements in this Quarterly Report have been restated to reflect businesses held for sale and discontinued operations as discussed in Note 7 of these condensed consolidated financial statements.

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

Interim Financial Presentation

        The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2007 audited consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

Significant New Accounting Policies

Fair Value of Financial Instruments

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurement, ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

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

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit price. The principal or most advantageous market should be considered from the perspective of the reporting entity. SFAS No. 157 requires that the Company reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Reporting entities are required to consider factors that were not previously measured when determining the fair value of financial instruments. These factors include nonperformance risk (the risk that the obligation will not be fulfilled) and credit risk, both of the reporting entity (for liabilities) and of the counterparty (for assets). Due to the decentralization and nature of derivatives (interest rate swaps) associated with the non-recourse debt; credit risk for AES is assessed at the subsidiary level rather than at the Parent Company level. SFAS No. 157 also excludes transaction costs and any adjustments for blockage factors, which were allowable under previous accounting standards, from the instruments' fair value determination.

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

For the three and six months ended June 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

        A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest.

        At AES, SFAS No. 157 is applicable to short and long-term investments in debt and equity securities, included in the balance sheet line items "Short-term investments" and "Other assets (Noncurrent)", derivative assets, included in "Other current assets" and "Other assets (Noncurrent)" and derivative liabilities, included in "Accrued and other liabilities (current)" and "Other long-term liabilities". The Company uses valuation techniques and methodologies that maximize the use of observable inputs and minimize the use of unobservable inputs. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. The valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Investments are generally fair valued based on quoted market prices or other observable market data such as interest rate indices. The Company's investments are primarily certificates of deposit, government debt securities and money market funds. Derivatives are valued using observable data as inputs into internal valuation models. The Company's derivatives primarily consist of interest rate swaps, foreign currency instruments, and commodity and embedded derivatives. Additional discussion regarding the nature of these financial instruments can be found in Note 12—Fair Value Measurement.

New Accounting Pronouncements

        The following accounting standards became effective for AES as of January 1, 2008.

FSP No. 157-1: Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP No. 157-1"). FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, ("SFAS No. 13") and most other accounting pronouncements that address fair value measurement of leases from the scope of SFAS No. 157.

FSP No. 157-2: Effective Date of FASB Statement No. 157

        In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, or January 1, 2009 for AES. AES is currently evaluating the future impact of SFAS No. 157 on these instruments.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

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

        The following accounting standards have been issued, but as of June 30, 2008 have not yet been adopted by AES.

SFAS No. 141(R): Business Combinations and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS No. 141(R)") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, ("SFAS No. 160"). SFAS No. 141(R) will significantly change how business acquisitions are accounted for at the acquisition date and in subsequent periods. The standard changes the accounting at the acquisition date to a fair value based approach rather than the cost allocation approach currently used. Other differences include changes in the accounting for acquisition related costs, contingencies and income taxes. SFAS No. 160 changes the accounting and reporting for minority interests, which will be classified as a component of equity and will be referred to as noncontrolling interests. SFAS No. 141(R) and SFAS No. 160 will be effective for public and private companies for fiscal years beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for AES. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements in SFAS No. 160 for existing minority interests which will require retroactive adoption. Early adoption is prohibited. AES has not completed its analysis of the potential future impact of SFAS No. 141(R) and SFAS No. 160.

SFAS No. 161: Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities ("SFAS No. 161"), which expands the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The enhanced quantitative and qualitative disclosures will include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value Instruments, ("SFAS No. 107") to clarify that derivative instruments are subject to SFAS No. 107 disclosure requirements regarding concentration of credit risk. The Company will incorporate the additional disclosures in its 2009 financial statements.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

SFAS No 162: The Hierarchy of Generally Accepted Accounting Principles

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, ("SFAS No. 162") that identifies the framework, or hierarchy for selecting accounting principles to be used in preparing financial statements presented in conformity with U.S. GAAP. SFAS No. 162 amends the existing U.S. GAAP hierarchy established and set forth in the American Institute of Certified Public Accountants ("AICPA") Statement of Auditing Standard No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, ("SAS 69"). The framework serves as a guide in determining the appropriate accounting treatment to be used for a transaction or event. SFAS No. 162 should not impact any of the Company's current accounting practices. The Standard will become effective 60 days following the SEC's approval of PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

FSP No. FAS 142-3: Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, ("FSP No. 142-3") that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), Business Combinations. The FSP also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively. Early adoption is prohibited. AES has not completed its analysis of the potential impact of FSP No. 142-3, but does not believe the adoption will have a material impact on the Company's financial condition, results of operations, or cash flows.

FSP No. APB 14-1: Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP No. APB 14-1") which clarifies that convertible debt instruments that may be settled in cash are not addressed by APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB No. 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity's financial statements. FSP APB No. 14-1 must be applied retrospectively for all periods presented and is effective for the Company beginning on January 1, 2009. Retroactive application is required for all periods presented for instruments that were outstanding during the period. Early adoption is prohibited. AES is currently reviewing the impact of FSP APB 14-1 with respect to our Term Convertible Trust Securities ("TECONS").

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Restatement of Consolidated Financial Statements

        The Company restated its consolidated financial statements as of and for the years ended December 31, 2005 and 2006 along with the condensed consolidated financial statements for each of the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 in its 2007 Form 10-K filed with the SEC on March 17, 2008. The restatement was primarily a result of the Company's material weakness remediation efforts related to accounting for contracts. The impact of the adjustments related to contract accounting resulted in an increase of approximately $8 million to income from continuing operations and net income for the three months ended June 30, 2007 and an increase of $1 million and a decrease of $1 million, respectively, to income from continuing operations and net loss for the six months ended June 30, 2007.

        In addition to the adjustments related to contract accounting, the Company identified a number of smaller non-cash adjustments to its prior period financial statements ("Other Adjustments"), none of which was material, individually or in the aggregate, to the Company's financial statements. The impact of the Other Adjustments resulted in a decrease of approximately $1 million to income from continuing operations and net income for the three months ended June 30, 2007 and an increase of $7 million and a decrease of $7 million, respectively, to income from continuing operations and net loss for the six months ended June 30, 2007. The restatement adjustments had no material impact on net cash flows.

        The total impact of all of the restatement adjustments was an increase of $7 million to income from continuing operations and net income for the three months ended June 30, 2007 and an increase of $8 million and a decrease of $8 million, respectively, to income from continuing operations and net loss for the six months ended June 30, 2007. Please refer to the Company's 2007 Form 10-K for additional discussion on the restatement adjustments discussed above.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

        The following table details the impact of the restatement adjustments on the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	(in millions, except per share amounts)			(in millions, except per share amounts)
	As Originally Filed	Restatement Adjustments	2007 Q2	As Originally Filed	Restatement Adjustments	2007 Q2
			(Restated)			(Restated)
Revenues:
Regulated	$1,708	$(4)	$1,704	$3,314	$(10)	$3,304
Non-Regulated	1,636	—	1,636	3,139	(12)	3,127

Total revenues	3,344	(4)	3,340	6,453	(22)	6,431

Cost of Sales:
Regulated	(1,117)	16	(1,101)	(2,207)	29	(2,178)
Non-Regulated	(1,339)	4	(1,335)	(2,502)	2	(2,500)

Total cost of sales	(2,456)	20	(2,436)	(4,709)	31	(4,678)

Gross margin	888	16	904	1,744	9	1,753

General and administrative expenses	(88)	(1)	(89)	(171)	3	(168)
Interest expense	(411)	(1)	(412)	(833)	(3)	(836)
Interest income	141	(5)	136	241	(4)	237
Other expense	(24)	9	(15)	(65)	10	(55)
Other income	262	(1)	261	299	(1)	298
Gain on sale of investments	9	—	9	10	—	10
Foreign currency transaction gains on net monetary position	(4)	3	(1)	(4)	6	2
Other non-operating expense	(6)	—	(6)	(45)	—	(45)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF AFFILIATES AND MINORITY INTEREST	767	20	787	1,176	20	1,196
Income tax expense	(274)	(1)	(275)	(455)	5	(450)
Net equity in earnings of affiliates	21	1	22	41	1	42
Minority interest expense	(235)	(13)	(248)	(371)	(18)	(389)

INCOME FROM CONTINUING OPERATIONS	279	7	286	391	8	399
Income from operations of discontinued businesses, net of income tax	9	—	9	71	—	71
Loss from disposal of discontinued businesses, net of income tax	(41)	—	(41)	(677)	—	(677)

Net income (loss)	$247	$7	$254	$(215)	$8	$(207)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.42	$0.01	$0.43	$0.59	$0.01	$0.60
Discontinued operations, net of tax	(0.05)	—	(0.05)	(0.91)	—	(0.91)

BASIC EARNINGS (LOSS) PER SHARE	$0.37	$0.01	$0.38	$(0.32)	$0.01	$(0.31)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.41	$0.01	$0.42	$0.58	$0.01	$0.59
Discontinued operations, net of tax	(0.05)	—	(0.05)	(0.90)	—	(0.90)

DILUTED EARNINGS (LOSS) PER SHARE	$0.36	$0.01	$0.37	$(0.32)	$0.01	$(0.31)

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

2. INVENTORY

        The following table summarizes our inventory balances as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in millions)
Coal, fuel oil and other raw materials	$327	$239
Spare parts and supplies	273	241

Total	$600	$480

3. LONG-TERM DEBT

Defaults on Non-Recourse Debt

        Subsidiary non-recourse debt in default, including any temporarily waived default is classified as current debt, in the accompanying condensed consolidated balance sheet. The following table summarizes the Company's subsidiary non-recourse debt in default or accelerated as of June 30, 2008:

		June 30, 2008
	Primary Nature of Default
Subsidiary		Default	Net Assets
		(in millions)
Aixi(1)	Payment	$2	$6
Ebute(1)	Covenant	27	182
Kelanitissa	Covenant	55	48
Pak Gen	Covenant	4	24

Total		$88

    (1)
    Debt default waiver received. See discussion below.

        Aixi, one of our subsidiaries in China, was in default for failure to make payment when due on June 20, 2008. The lender has subsequently provided a waiver for the default and postponed the $2 million payment due date to October 28, 2008. A debt waiver was also received for Ebute, our Nigerian subsidiary on March 31, 2008. Total debt in default waived was $27 million as of June 30, 2008. Ebute's waiver allows until September 15, 2008 to cure the breached covenants; however, as this waiver does not extend beyond the Company's current reporting cycle and the probability of curing the default cannot be determined, the debt is classified as current.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

3. LONG-TERM DEBT (Continued)

Recourse Debt Transactions

        In the second quarter, the Company completed a number of debt-related transactions that resulted in a net reduction of approximately $359 million of recourse debt. These transactions included $222 million of debt paid at maturity, the repurchase of the tendered $763 million of senior notes maturing from 2009 to 2013, and the issuance of $625 million of 8% Senior Unsecured Notes at par value due 2020.

        The notes repaid at maturity were the outstanding $213 million of the 6.0% Junior Subordinated Convertible Debentures due May 15, 2008 and the outstanding $9 million of the 8.75% Senior Unsecured Notes due June 15, 2008.

        On May 15, 2008, the Company issued $625 million of 8% Senior Unsecured Notes ("Senior Notes") at par value due 2020. Deferred financing costs attributable to the issuance of the Senior Notes were approximately $10 million.

        On June 19, 2008 the Company repurchased $763 million of senior notes maturing from 2009 to 2013 in connection with a tender process. Specifically, the Company repurchased $314 million of the 9.50% Senior Notes due 2009, (the "2009 Notes"), $209 million of the 9.375% Senior Notes due 2010, (the "2010 Notes"), $178 million of the 8.875% Senior Notes due 2011, (the "2011 Notes") and $62 million of the 8.75% Second Priority Senior Secured Notes due 2013 (the "2013 Notes"). As a result, $154 million principal amount of the 2009 Notes, $214 million principal amount of the 2010 Notes, $129 million principal amount of the 2011 Notes and $690 million principal amount of the 2013 Notes remained outstanding as of June 30, 2008.

        The Company recognized and included a pre-tax loss on the retirement of senior notes for the three months ended June 30, 2008 of $55 million in "Other expense" which included $52 million of tender premiums and fees relating to the 2009, 2010, 2011, and 2013 Notes.

        Simultaneously with the tender of the senior notes, the Company also solicited and received consents from the noteholders of the 2013 Notes. The consent allowed the conformation of substantially all of the indenture covenants in the 2013 Notes to the covenants contained in the Senior Notes with the exception of those covenants related to security.

4. EARNINGS PER SHARE

        Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

4. EARNINGS PER SHARE (Continued)

operations. In the table below, income represents the numerator (in millions) and weighted-average shares represent the denominator (in millions):

	Three Months Ended June 30,
	2008			2007
	Income	Shares	$ per Share	Income	Shares	$ per Share
				(Restated)		(Restated)
BASIC EARNINGS PER SHARE
Income from continuing operations	$903	672	$1.34	$286	667	$0.43
EFFECT OF DILUTIVE SECURITIES
Convertible securities	5	15	(0.03)	5	15	(0.01)
Stock options	—	6	—	—	9	—
Restricted stock units	—	1	—	—	1	—

DILUTED EARNINGS PER SHARE	$908	694	$1.31	$291	692	$0.42

	Six Months Ended June 30,
	2008			2007
	Income	Shares	$ per Share	Income	Shares	$ per Share
				(Restated)		(Restated)
BASIC EARNINGS PER SHARE
Income from continuing operations	$1,137	671	$1.69	$399	667	$0.60
EFFECT OF DILUTIVE SECURITIES
Convertible securities	10	15	(0.04)	—	—	—
Stock options	—	6	—	—	9	(0.01)
Restricted stock units	—	2	—	—	2	—

DILUTED EARNINGS PER SHARE	$1,147	694	$1.65	$399	678	$0.59

        There were approximately 7,616,664 and 6,273,271 additional options outstanding at June 30, 2008 and 2007, respectively, that could potentially dilute basic earnings per share in the future. Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related periods. For the three months ended June 30, 2008, there were no anti-dilutive convertible debentures omitted from the earnings per share calculation. For the three months ended June 30, 2007, one convertible debenture was omitted from the earnings per share calculation because it was anti-dilutive. For the six months ended June 30, 2008, there were no anti-dilutive convertible debentures omitted from the earnings per share calculation. For the six months ended June 30, 2007, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. During the six months ended June 30, 2008, 661,419 shares were issued under the Company's profit sharing plan and 1,219,432 shares were issued upon the exercise of stock options.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

5. OTHER INCOME (EXPENSE)

        The components of other income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Contract settlement gain	$—	$135	$—	$135
Gross receipts tax recovery	—	93	—	93
Gain on sale of assets	1	4	4	8
Gain on extinguishment of liabilities	117	10	124	12
Other	32	19	67	50

Total other income	$150	$261	$195	$298

        Other income primarily includes gains on asset sales and extinguishments of liabilities, favorable judgments on legal settlements, and other income from miscellaneous transactions. Other income of $150 million for the three months ended June 30, 2008 primarily consisted of a $117 million gain related to the extinguishment of a gross receipts tax liability at one of our subsidiaries in Brazil and $14 million associated with insurance recoveries at another of our Brazilian subsidiaries. Other income of $195 million for the six months ended June 30, 2008 included the previously mentioned gain on extinguishment of tax liability and insurance recoveries, as well as $14 million of compensation for the impairment of plant assets and cessation of the power purchase agreement associated with a settlement agreement with the local government to shut down the Hefei generation facility in China recorded during the first quarter of 2008. Other income of $261 million for the three months ended June 30, 2007 primarily consisted of a $135 million contract settlement gain at one of our subsidiaries in New York and a $93 million gross receipts tax recovery at two of our Latin American subsidiaries. Other income of $298 million for the six months ended June 30, 2007, included the previously mentioned contract settlement gain and gross tax receipts recovery, as well as other income of $17 million related to a favorable legal settlement at one of our subsidiaries in Brazil.

        The components of other expense are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Loss on sale and disposal of assets	$8	$7	$15	$12
Legal/dispute settlement	1	—	15	22
Loss on extinguishment of debt	69	—	69	3
Other	7	8	11	18

Total other expense	$85	$15	$110	$55

        Other expense primarily includes losses on asset sales and extinguishment of debt, charges from legal disputes, and losses from other miscellaneous transactions. Other expense of $85 million for the

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

5. OTHER INCOME (EXPENSE) (Continued)

three months ended June 30, 2008 was primarily comprised of $69 million of losses related to the retirement of debt at the Parent Company in connection with a refinancing in June 2008 as further discussed in Note 3—Long Term Debt and at one of our North American subsidiaries associated with a $375 million refinancing in April 2008. Other expense of $110 million for the six months ended June 30, 2008 included the previously mentioned losses on retirement of debt, as well as legal reserves and losses on disposal of assets. Other expense of $15 million for the three months ended June 30, 2007 primarily consisted of losses on disposal of assets and a charge related to the provision for recoverability of regulatory assets at one of our subsidiaries in Brazil. Other expense of $55 million for the six months ended June 30, 2007 was primarily comprised of an increase in legal reserves in Kazakhstan, losses on disposal of assets and a charge related to the provision for recoverability of regulatory assets at one of our Brazilian subsidiaries.

6. SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

  50%-or-less Owned Affiliates

        In March 2008, the Company formed AES Solar, a joint venture with Riverstone Holdings LLC ("Riverstone"). AES Solar will develop land-based solar photovoltaic panels that capture sunlight to convert into electricity that feeds directly into power grids. AES Solar will be accounted for under the equity method of accounting based on the Company's 50% ownership in the joint venture. Under the terms of the agreement, the Company and Riverstone will each provide up to $500 million of capital over the next five years. As of June 30, 2008, AES has invested approximately $109 million in the joint venture.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Revenue	$299	$233	$587	$461
Gross margin	$37	$69	$85	$134
Net income	$42	$45	$84	$77

  Majority-owned Unconsolidated Subsidiaries

        The following table summarizes financial information of the Company's majority-owned unconsolidated subsidiaries that are accounted for using the equity method. It includes information related to Barry, Cartagena, Cili, and IC Ictas Energy Group. Although the Company continues to maintain 100% ownership of Barry, as a result of an amended credit agreement, no material financial or operating decisions can be made without the banks' consent, and the Company no longer controls

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

6. SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Revenue	$42	$35	$87	$69
Gross margin	$14	$13	$32	$31
Net income	$(1)	$3	$3	$5

7. DISCONTINUED OPERATIONS

        On February 22, 2007, the Company entered into a definitive agreement with Petróleos de Venezuela, S.A., ("PDVSA") to sell all of its shares of EDC, a Latin America distribution business formerly reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a $120 million dividend to all shareholders on record as of March 9, 2007. A wholly-owned subsidiary of the Company owned 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, received approximately $97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The sale of EDC and the payment of the purchase price occurred on May 16, 2007. EDC is classified as "discontinued operations" and reflected as such on the face of the condensed consolidated financial statements for all periods presented. During the first quarter of 2007, the Company recognized a net impairment charge of approximately $638 million related to this sale. As a result of the final disposition of EDC in May 2007, the Company recognized an additional impairment charge of approximately $38 million, net of income and withholding taxes in the second quarter. The total impairment charge of $676 million represented the net book value of the Company's investment in EDC less the selling price. The Company impaired the carrying value of EDC's electric generation and distribution assets to their net realizable value. The impairment expense was included in the loss from disposal of discontinued businesses line item on the condensed consolidated statement of operations for the three and six months ended June 30, 2007.

        In May 2007, the Company's wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50 MW Delano facility and the 25 MW Mendota facility) for $51 million. These facilities, along with an associated management company (together, the "Central Valley Businesses") were included in the North America Generation segment. Central Valley is classified as "discontinued operations" in the Company's condensed consolidated financial statements for all periods presented. In March 2008, the Company incurred additional clean up costs of approximately $1 million associated with the Central Valley sales agreement. These costs are included in the loss from disposal of discontinued businesses

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

7. DISCONTINUED OPERATIONS (Continued)

line item on the condensed consolidated statement of operations for the six months ended June 30, 2008.

        In May 2006, the Company reached an agreement to sell 100% of its interest in Eden, a Latin America distribution business located in Argentina. Therefore, Eden, a wholly-owned subsidiary of AES, is classified as "discontinued operations" and reflected as such on the face of the condensed consolidated financial statements for the three and six months ended June 30, 2007. The Buenos Aires Province in Argentina approved the transaction in May 2007 and the sale was completed on June 26, 2007. In addition to the results of its operations, Eden also recognized a $1 million unfavorable adjustment in the first quarter of 2007 to the impairment charge, originally recorded in 2006, as a result of the finalization of the sale transaction.

        The following table summarizes the revenue and income from operations for these discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Revenue	$—	$115	$—	$308

Income from operations of discontinued businesses	—	20	—	94
Income tax expense	—	(11)	—	(23)

Income from operations of discontinued businesses, net of tax	$—	$9	$—	$71

8. CONTINGENCIES

  Environmental

        The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of June 30, 2008, the Company has recorded liabilities of $31 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of June 30, 2008.

        On March 10, 2006, the U.S. Environmental Protection Agency ("EPA") promulgated the "Clean Air Interstate Rule" ("CAIR"), which required allowance surrender for SO2 and NOx emissions from existing power plants located in 28 eastern states and the District of Columbia. CAIR contemplated two implementation phases. The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively. A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015. To implement the required emission reductions for this rule, the states were to establish emission allowance-based "cap-and-trade" programs. CAIR was subsequently challenged in

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

federal court and on July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit issued an opinion striking down CAIR. The opinion will not go in to effect until the Court issues its mandate officially vacating CAIR and directing the U.S. EPA to take actions consistent with the opinion. This is expected to occur shortly after the deadline for the parties to file petitions for rehearing. The deadline is August 25, 2008. As of June 30, 2008, the Company had assets of approximately $11 million related to these SO2 and NOx emission allowance programs and will evaluate any potential impairment in the third quarter of 2008, dependent upon the further actions of the Court.

  Guarantees, Letters of Credit

        As of June 30, 2008, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $824 million (excluding those collateralized by letters of credit and surety bond obligations discussed below).

        As of June 30, 2008, the Company had $487 million in letters of credit outstanding under the revolving credit facility and under the senior unsecured credit facility that operate to guarantee performance of certain project development activities and subsidiary operations. The Company pays letter of credit fees ranging from 1.63% to 4.95% per annum on the outstanding amounts. In addition, the Company had less than $1 million in surety bonds outstanding at June 30, 2008.

  Litigation

        The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible; however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2008.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$888 million ($564 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice ("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletropaulo's appeal to the Special Court has been dismissed. Eletropaulo's appeal to the Supreme Court has also been dismissed, but Eletropaulo has petitioned the Supreme Court to reconsider that dismissal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo may be required to provide security in the amount of its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In August 2000, the FERC announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 ("Refund Period"). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC's decision not to impose refunds for the alleged failure to file rates, including transaction specific data, for sales during 2000 and 2001 ("September 2004 Decision"). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. The Ninth Circuit's temporary stay of the remand to FERC expired in November 2007. In March 2008, FERC issued its order on remand, requiring the parties to engage in settlement discussions before a settlement judge and establishing

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

procedures for an evidentiary hearing if the settlement process fails. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC ("August 2006 Decision"). After a temporary stay of the proceeding expired, various parties filed petitions for rehearing in November 2007. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita's potential liability for the Refund and pre-Refund Periods could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita's potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In August 2001, the Grid Corporation of Orissa, India ("Gridco"), filed a petition against the Central Electricity Supply Company of Orissa Ltd. ("CESCO"), an affiliate of the Company, with the Orissa Electricity Regulatory Commission ("OERC"), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC's August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO's distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to and approved by the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited ("AES ODPL"), and Jyoti Structures ("Jyoti") pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the "CESCO arbitration"). In the arbitration, Gridco appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. An arbitration hearing with respect to the liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco's claims and holding that none of the respondents, the Company,

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

AES ODPL, or Jyoti, had any liability to Gridco. The respondents' counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. The Company subsequently filed an application to recover its costs of the arbitration, which is under consideration by the tribunal. In addition, in September 2007, Gridco filed a challenge of the arbitration award with the local Indian court. In June 2008, Gridco filed a separate application with the local Indian court for an order enjoining the Company from selling or otherwise transferring its shares in Orissa Power Generation Corporation Ltd's ("OPGC"), and requiring the Company to provide security in the amount of the contested damages in the CESCO arbitration until Gridco's challenge to the arbitration award is resolved. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). Florestal had been under the control of AES Sul ("Sul") since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica ("CEEE"), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency ("FEPAM") has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. In February 2008, Sul and CEEE signed a "Technical Cooperation Protocol" pursuant to which they requested a new deadline from FEPAM in order to present a proposal. The proposal was delivered on April 8, 2008 and a response is still pending.

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

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.5 billion ($2.1 billion), which includes principal, interest and penalties under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million ($247 million). In March 2007, the dividends were determined to be worth approximately R$423 million ($198 million). SEB's defense was ruled groundless by the Circuit Court in December 2006. In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. In April 2007, BNDES withdrew the attached dividends. In April 2008, BNDES filed a plea to seize an additional R$194 million ($123 million) in CEMIG dividends and the attached CEMIG shares. In July 2008, the plea was granted with respect to the additional R$194 million ($123 million) in CEMIG dividends. The 15th Federal Circuit Court will consider BNDES's request to seize the attached CEMIG shares after the net value of the alleged debt is recalculated in light of BNDES's seizure of dividends. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

        In January 2005, the City of Redondo Beach ("City") of California issued an assessment against Williams Power Co., Inc., ("Williams") and AES Redondo Beach, LLC ("AES Redondo"), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users' tax ("UUT"), interest, and penalties relating to the natural gas used at AES Redondo's power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City's assessment against AES Redondo (but not Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer's decision. Pursuant to a court order, Williams later prepaid approximately $57 million to the City in order to litigate its petition and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer's decision as to AES Redondo. In March 2008, the Superior Court issued final decisions in favor of AES Redondo and Williams. The City has appealed both decisions to the California Court of Appeal. In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005 and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo's lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 ("New UUT Assessments"). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. In July 2008, AES and Williams reached a settlement with the City for the UUT assessment. AES received a final settlement payment of $29 million, equal to 50% of the original amount assessed of $57 million plus interest.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately $135,000. The Company has appealed this decision to the Supreme Court.

        In April 2006, a putative class action complaint was filed in the U.S. District Court for the Southern District of Mississippi ("District Court") on behalf of certain individual plaintiffs and all residents and/or property owners in the State of Mississippi who allegedly suffered harm as a result of Hurricane Katrina, and against the Company and numerous unrelated companies, whose alleged greenhouse gas emissions allegedly increased the destructive capacity of Hurricane Katrina. The plaintiffs assert unjust enrichment, civil conspiracy/aiding and abetting, public and private nuisance, trespass, negligence, and fraudulent misrepresentation and concealment claims against the defendants. The plaintiffs seek damages relating to loss of property, loss of business, clean-up costs, personal injuries and death, but do not quantify their alleged damages. In August 2007, the District Court dismissed the case. The plaintiffs have appealed to the U.S. Court of Appeals for the Fifth Circuit,

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

which is considering the appeal. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydroelectric plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their sales to an AES trading company, Nurenergoservice LLP, and other affiliated companies in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT ($22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. The damages set forth in orders were affirmed by the headquarters of the Competition Committee, the economic court of first instance, and the court of appeals (first panel). Therefore, in February 2008, the Hydros paid the damages. The economic court later lifted an injunction on the Hydros' bank accounts and property in light of the payment of damages. In May 2008, the court of appeals (second panel) also affirmed the damages set forth in the Competition Committee's order. The Hydros intend to file appeals with the Supreme Court of Kazakhstan. In addition, the Competition Committee has initiated an investigation to determine whether Ust-Kamenogorsk HPP has violated antimonopoly laws since January 2007. The Hydros believe they have meritorious claims and defenses; however, there can be no assurances that they will prevail in these proceedings.

        In June 2007, the Competition Committee ordered AES Ust-Kamenogorsk TETS LLP ("UKT") to pay approximately 835 million KZT ($7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT ($2 million), as estimated by the Company, to certain customers that allegedly have paid unreasonably high power prices since January 2007. In November 2007, the economic court of first instance upheld the Competition Committee's order in part, finding that UKT had violated Kazakhstan's antimonopoly laws, but reduced the damages to be paid to the state to 833 million KZT ($7 million) and rejected the damages to be paid to customers. The court of appeals (first panel) later affirmed the economic court's decision and, therefore, in June 2008, UKT paid the damages. UKT's appeal to the court of appeals (second panel) was rejected in June 2008. UKT intends to appeal to the Supreme Court of Kazakhstan. In addition, the economic court has issued an injunction to secure UKT's alleged liability prohibiting UKT from transferring or disposing of its property; however, the injunction does not extend to UKT's bank accounts. In separate but related proceedings, pursuant to administrative court order, in August 2008 UKT paid approximately 70 million KZT ($600,000) in administrative fines for its alleged anti-monopoly violations. The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As UKT did not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In July 2007, the Competition Committee ordered Nurenergoservice to pay approximately 18 billion KZT ($147 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. Nurenergoservice subsequently appealed to the economic court of first instance. In April 2008, the

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

economic court issued a decision affirming the Competition Committee's order. Nurenergoservice later filed an appeal with the court of appeals (first panel), which was rejected in July 2008. Nurenergoservice intends to appeal that decision. Also, the economic court has issued an injunction has been issued to secure Nurenergoservice's alleged liability, freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. Furthermore, in separate but related proceedings, in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 2 billion KZT (approximately $16 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The administrative proceedings have not resumed despite the July 2008 decision of the court of first appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As Nurenergoservice did not prevail in the economic court or the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In August 2007, the Competition Committee ordered Sogrinsk TET to terminate its contracts with Nurenergoservice and Ust-Kamenogorsk HPP because of Sogrinsk's alleged antimonopoly violations in 2005 through January 2007. The Competition Committee did not order Sogrinsk to pay any damages or fines. The economic court of first instance, the court of appeals (first panel), and the court of appeals (second panel) have affirmed the order. Sogrinsk intends to appeal to the Supreme Court of Kazakhstan. The Competition Committee has not indicated whether it intends to assert claims against Sogrinsk for alleged antimonopoly violations post January 2007. Sogrinsk believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In March 2008, the financial police of Kazakhstan issued a resolution to initiate a criminal case against unnamed officials of Shulbinsk HPP relating to alleged tax evasion by Shulbinsk HPP. In May 2008, the financial police asserted criminal charges against the former general director and the former chief accountant of Shulbinsk HPP. Shulbinsk HPP believes that its former officials have meritorious defenses to the criminal charges, which will be asserted vigorously by those officials; however, there can be no assurances that those officials will be successful in their efforts.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

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

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to recover damages from the Contractor for its delay in completing the construction of AESEC's majority-owned power facility in Murcia, Spain. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12 million ($19 million) for alleged unpaid milestone and scope change order payments, among other things, and an unspecified amount for an alleged early completion bonus. The final hearing is scheduled to begin in June 2009. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In September 2007, the New York Attorney General issued a subpoena to the Company seeking documents and information concerning the Company's analysis and public disclosure of the potential impacts that greenhouse gas ("GHG") legislation and climate change from GHG emissions might have on the Company's operations and results. The Company has produced documents and information in response to the subpoena.

        In October 2007, the Ekibastuz Tax Committee issued a notice for the assessment of certain taxes against AES Ekibastuz LLP. A portion of the assessment, approximately $1.7 million, relates to alleged environmental pollution. The review by the Ekibastuz Tax Committee is ongoing and their decision on any assessment, including the portion related to alleged environmental pollution, is not yet final. In addition, as the result of a subsequent tax audit which was completed on January 24, 2008, an additional amount of approximately 36 million KZT in principal, 20 million KZT in interest and 13 million KZT in penalty (collectively, approximately $600,000), was assessed as underpayment of

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2008 and 2007

8. CONTINGENCIES (Continued)

taxes for the 2004 calendar year and VAT for January 2004. AES Ekibastuz appealed these assessments. However, this position was rejected by the Regional Tax Committee in a decision dated January 30, 2008. On February 29, 2008, AES Ekibastuz appealed to the Ministry of Finance of the Republic of Kazakhstan and is currently awaiting a decision.

        In February 2008, the Native Village of Kivalina and the City of Kivalina filed a complaint in the U.S. District Court for the Northern District of California ("District Court") against the Company and numerous unrelated companies, whose alleged greenhouse gas emissions are allegedly destroying the land upon which the plaintiffs are located. The plaintiffs assert nuisance and concert of action claims against the Company and the other defendants, and a conspiracy claim against a subset of the other defendants. The plaintiffs seek to recover relocation costs, estimated in the complaint to be from $95 million to $400 million, and other alleged damages from the defendants, which are not quantified. The Company has filed a motion to dismiss the case, which the plaintiffs are expected to oppose. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        A public civil action has been asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the "Associação") relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld on the first appeal found that Eletropaulo should either repair the alleged environmental damage by demolishing certain construction and reforesting the area, pursuant to a project which would cost approximately $628,180, or pay an indemnification amount of approximately $5 million. Eletropaulo has appealed this decision to the Supreme Court and is awaiting a decision.

        In 1993, a claim was filed by the Public Attorney's office against Eletropaulo, the Sao Paulo State Government, SABESP (a state owned company), CETESB (a state owned company) and DAEE (the municipal Water and Electric Energy Department), alleging that they were liable for pollution of the Billings Reservoir as a result of pumping water from Pinheiros River into Billings Reservoir. The events in question occurred while Eletropaulo was a state owned company. An initial lower court decision in 2007 found the parties liable for the payment of R$517.46 million ($333 million) for remediation. Eletropaulo subsequently appealed the decision and Eletropaulo is still awaiting a decision on the appeal. The filing of the appeal suspended the lower court's decision. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

9. COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Net income (loss)	$903	$254	$1,136	$(207)
Change in fair value of available-for-sale securities (net of income tax (expense) benefit of $—, $—, $1 and $(2), respectively)	(1)	—	(2)	3
Foreign currency translation adjustments (net of income tax expense of $13, $2, $16 and $6, respectively)	43	194	97	229
Derivative activity:
Reclassification to earnings (net of income tax benefit of $6, $14, $10 and $23, respectively)	(3)	(18)	(4)	(31)
Change in derivative fair value (net of income tax benefit (expense) of $14, $(23), $88 and $10, respectively)	8	60	(140)	33

Total change in fair value of derivatives	5	42	(144)	2
Change in unfunded pension obligation (net of income tax benefit (expense) of $2, $(7), $3 and $(7), respectively)	(5)	13	(5)	13

Comprehensive income (loss)	$945	$503	$1,082	$40

        The components of accumulated other comprehensive loss are as follows at June 30, 2008 (in millions):

Accumulated other comprehensive loss December 31, 2007	$(2,378)
Change in fair value of available-for-sale securities	(2)
Change in foreign currency translation adjustments	97
Change in fair value of derivatives	(144)
Change in unfunded pension obligations	(5)

Accumulated other comprehensive loss June 30, 2008	$(2,432)

10. SEGMENTS

        The Company currently reports seven segments, which include:

  •
  Latin America Generation;

  •
  Latin America Utilities;

  •
  North America Generation;

  •
  North America Utilities;

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

10. SEGMENTS (Continued)

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

        Information about the Company's operations by segment for the three and six months ended June 30, 2008 and 2007, respectively, is as follows (in millions):

	Total Revenue		Inter-segment		External Revenue
Three Months Ended June 30,	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
Latin America—Generation	$1,176	$818	$(252)	$(214)	$924	$604
Latin America—Utilities	1,563	1,306	—	(17)	1,563	1,289
North America—Generation	539	551	—	—	539	551
North America—Utilities	267	258	—	—	267	258
Europe & Africa—Generation	283	215	—	—	283	215
Europe & Africa—Utilities	195	157	—	—	195	157
Asia—Generation	321	251	—	—	321	251
Corporate/Other & eliminations	(198)	(216)	252	231	54	15

Total Revenue	$4,146	$3,340	$—	$—	$4,146	$3,340

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

10. SEGMENTS (Continued)

	Total Revenue		Inter-segment		External Revenue
Six Months Ended June 30,	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
Latin America—Generation	$2,382	$1,556	$(510)	$(419)	$1,872	$1,137
Latin America—Utilities	3,026	2,477	—	(17)	3,026	2,460
North America—Generation	1,090	1,049	—	—	1,090	1,049
North America—Utilities	516	521	—	—	516	521
Europe & Africa—Generation	603	467	—	—	603	467
Europe & Africa—Utilities	398	323	—	—	398	323
Asia—Generation	656	451	—	—	656	451
Corporate/Other & eliminations	(421)	(413)	510	436	89	23

Total Revenue	$8,250	$6,431	$—	$—	$8,250	$6,431

	Total Gross Margin		Inter-segment		External Gross Margin
Three Months Ended June 30,	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
Latin America—Generation	$319	$198	$(247)	$(193)	$72	$5
Latin America—Utilities	268	304	254	199	522	503
North America—Generation	242	187	7	4	249	191
North America—Utilities	60	78	1	1	61	79
Europe & Africa—Generation	69	43	2	1	71	44
Europe & Africa—Utilities	20	21	—	—	20	21
Asia—Generation	39	60	1	1	40	61
Corporate/Other & eliminations	12	13	(18)	(13)	(6)	—

Total Gross Margin	$1,029	$904	$—	$—	$1,029	$904

	Total Gross Margin		Inter-segment		External Gross Margin
Six Months Ended June 30,	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
Latin America—Generation	$718	$447	$(500)	$(393)	$218	$54
Latin America—Utilities	493	517	514	406	1,007	923
North America—Generation	402	328	11	8	413	336
North America—Utilities	112	159	2	2	114	161
Europe & Africa—Generation	191	132	3	2	194	134
Europe & Africa—Utilities	44	42	—	—	44	42
Asia—Generation	91	107	2	2	93	109
Corporate/Other & eliminations	24	21	(32)	(27)	(8)	(6)

Total Gross Margin	$2,075	$1,753	$—	$—	$2,075	$1,753

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

10. SEGMENTS (Continued)

        Balance sheet information for businesses that were discontinued are segregated and shown in the "Discontinued Businesses" line item in the following table. Assets by segment as of June 30, 2008 and December 31, 2007, respectively, is as follows (in millions):

	Total Assets
	June 30, 2008	December 31, 2007
Latin America—Generation	$8,395	$7,659
Latin America—Utilities	9,791	8,780
North America—Generation	6,305	6,272
North America—Utilities	2,873	2,836
Europe & Africa—Generation	3,162	2,773
Europe & Africa—Utilities	1,102	1,020
Asia—Generation	3,442	2,305
Discontinued Businesses	—	326
Corp/Other & Eliminations	3,045	2,482

Total Assets	$38,115	$34,453

11. BENEFIT PLANS

        Total pension cost for the three and six months ended June 30, 2008 and 2007 includes the following components (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	U.S.	Foreign	U.S.	Foreign(1)	U.S.	Foreign	U.S.	Foreign(2)
			(Restated)				(Restated)
Service cost	$1	$4	$1	$3	$3	$7	$3	$5
Interest cost	8	123	8	97	16	244	15	190
Expected return on plan assets	(8)	(112)	(8)	(81)	(17)	(220)	(16)	(158)
Amortization of initial net asset	—	—	—	(2)	—	(2)	—	(4)
Amortization of prior service cost	1	—	—	—	1	—	1	—
Amortization of net loss	—	1	2	—	1	2	3	1

Total pension cost	$2	$16	$3	$17	$4	$31	$6	$34

(1)
Expense of $2 million is included in the above amounts and is reflected as part of discontinued operations for the three months ended June 30, 2007.

(2)
Expense of $6 million is included in the above amounts and is reflected as part of discontinued operations for the six months ended June 30, 2007.

        Total employer contributions for the six months ended June 30, 2008 for our U.S. and foreign subsidiaries were $6 million and $78 million, respectively. The expected remaining scheduled annual employer contributions for 2008 are $51 million for U.S. subsidiaries, and $62 million for foreign subsidiaries.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

12. FAIR VALUE DISCLOSURES

        In September 2006, the FASB issued SFAS No. 157, which provides a framework for measuring fair value and establishes a fair value hierarchy of the valuation techniques used to measure the fair value of financial assets and liabilities and expands disclosures about fair value measurement. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial assets and liabilities. Although the adoption of SFAS No. 157 did not materially impact the Company's financial condition, results of operations or cash flow, additional disclosures about our fair value measurements are discussed below.

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

Valuation Techniques

        SFAS No. 157 describes three main approaches to measuring the fair value of assets and liabilities: 1) market approach; 2) income approach and 3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset. The Company does not currently determine the fair value of any of our financial assets and liabilities using the cost approach. Financial assets and liabilities that are measured at fair value on a recurring basis at AES fall into two broad categories: investments and derivatives. Our investments are generally measured at fair value using the market approach and our derivatives are valued using the income approach.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

12. FAIR VALUE DISCLOSURES (Continued)

  Investments

        These investments generally consist of debt and equity securities. Equity securities are adjusted to fair value using quoted market prices. Debt securities primarily consist of certificates of deposit, government debt securities and money market funds held by our Brazilian subsidiaries. The implementation of SFAS No. 157 did not result in a material change in fair value of these investments due to the fact that investments are held by highly rated institutions and governmental agencies and therefore, the consideration of counterparty credit risk did not have a material impact on the determination of fair value. Returns and pricing on these instruments are generally indexed to the CDI (Brazilian equivalent to LIBOR), Selic (overnight borrowing rate) or IPGM (inflation) rates in Brazil and are adjusted based on the banks' assessment of the specific businesses. Fair value is determined based on comparisons to market data obtained for similar assets and are considered Level 2 inputs. The Company also holds some auction rate securities through IPALCO, a U.S. subsidiary in Indiana. The fair value of these securities is $3 million. Based on the current credit environment these were evaluated for potential impairment and were determined to not be impaired at this time.

  Derivatives

        When deemed appropriate, the Company minimizes its risk from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial assets and liabilities. The Company's derivatives are primarily interest rate swaps on non-recourse debt, foreign exchange instruments and embedded derivatives. The Company's subsidiaries are counterparties to various interest rate swaps, interest rate options, foreign currency swaps and commodity and embedded derivatives in certain agreements, generally power purchase agreements ("PPA"). The fair values of our derivative portfolio are determined using internal valuation models, most of which are primarily based on observable market inputs including interest rate curves and forward and spot prices for currencies and commodities. The primary pricing inputs used in determining the fair value of our interest rate swaps and our foreign currency exchange swaps are LIBOR swap rates and forward foreign exchange curves with the same duration as the instrument as reported in published information provided by pricing services. For each derivative, the projected forward swap rate is used to determine the stream of cash flows over the remaining term of the contract. The cash flows are then discounted using a spot discount rate to determine the fair value. To the extent that management can estimate the fair value of these assets or liabilities without the use of significant unobservable inputs, these derivatives are included in Level 2.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

12. FAIR VALUE DISCLOSURES (Continued)

        In determining the fair value of our financial instruments, the Company considers the credit risk and risk of non-performance of itself or the counterparty to the contract. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2008 in accordance with SFAS No. 157. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of the fair value of the assets and liabilities and their placement within the fair value hierarchy levels.

		Quoted Market Prices in Active Market for Identical Assets	Significant Other Observable Inputs
				Significant Unobservable Inputs
	June 30, 2008
		(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Available-for-sale securities	$1,543	$3	$1,540	$—
Trading securities	14	11	3	—
Derivatives	282	—	97	185

Total assets	$1,839	$14	$1,640	$185

Liabilities
Derivatives	$555	$—	$465	$90

Total liabilities	$555	$—	$465	$90

        The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

Derivatives(1)
(in millions)
Beginning balance at December 31, 2007	$84
Total gains/losses (realized/unrealized)
Included in earnings	(16)
Included in other comprehensive income	(83)
Purchases, issuances and settlements	110
Transfers in and/or out of Level 3	—

Ending balance at June 30, 2008	$95

Total gains/losses for the period included in earnings attributable to the change in unrealized gains/losses relating to assets still held at June 30, 2008	$—

(1)
Derivative assets and (liabilities) are presented on a net basis.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

13. ACQUISITIONS AND DISPOSITIONS

  Acquisitions

        In April 2008, the Company completed the purchase of a 92% interest in a 660 gross MW coal-fired thermal power generation facility in Masinloc, Philippines ("Masinloc") from the Power Sector Assets & Liabilities Management Corporation ("PSALM"), a state enterprise, for $930 million in cash. Project financing of $665 million was obtained from International Finance Corporation ("IFC"), the Asian Development Bank and a consortium of commercial banks. IFC is also an 8% minority shareholder in Masinloc. AES immediately embarked upon a comprehensive rehabilitation program, to improve the output, reliability and general condition of the plant. Environmental clean-up costs have been estimated pending a detailed study. Including transaction costs and completion of the planned upgrade program to improve environmental and operational performance, the total project cost is estimated to be $1.1 billion. Beginning upon the acquisition date in April 2008, the results of operations of Masinloc are reflected in the condensed consolidated financial statements. The Company is in the process of finalizing the purchase price allocation of this acquisition.

  Dispositions

        On May 30, 2008 the Company completed the sale of two of its wholly-owned subsidiaries in Kazakhstan, AES Ekibastuz LLP ("Ekibastuz"), a coal-fired generation plant, and Maikuben West LLP ("Maikuben"), a coal mine. Total consideration received in the transaction was approximately $1.1 billion with additional potential earn-out provisions, a three-year management fee arrangement and a capital expenditure program bonus of up to approximately $380 million. Due to the fact that AES will have continuing involvement in the management and operations of the businesses through its three-year management and operation agreement, the results of operations from Ekibastuz and Maikuben were included in income from continuing operations through the date of the disposition. Income earned as a result of the three-year management and operation agreement will be recognized as management fee income for all periods subsequent to the disposition. A portion of the sale proceeds was used to pay down recourse debt. The Company plans to use the remaining proceeds from the sale of these businesses to fund operations, invest in growth initiatives, or to pay down additional debt. Ekibastuz and Maikuben generated revenue of $45 million and $32 million for the three months ended June 30, 2008 and 2007, respectively and $108 million and $72 million for the six months ended June 30, 2008 and 2007, respectively.

14. INCOME TAXES

        The Company's effective combined federal, state and foreign income tax rates for the six month periods ended June 30, 2008 and 2007 were 27% and 38%, respectively. The decrease in the 2008 tax rate primarily was a result of a $908 million non-taxable gain on the sale of the Kazakhstan businesses, offset by $144 million of U.S. tax expense on distributions from the Company's primary holding company to facilitate early retirement of parent debt in June 2008. These transactions have been treated as discrete items and excluded from the Company's annual ordinary effective tax rate.

        For the six months ended June 30, 2008, the total amount of unrecognized tax benefits recorded under FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48") increased by approximately $21 million primarily due to increases

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

14. INCOME TAXES (Continued)

in unrecognized tax benefits in foreign jurisdictions offset by decreases for settlements with taxing authorities.

        The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of June 30, 2008. Our effective tax rate and net income in any given future period could therefore be materially impacted.

15. SUBSEQUENT EVENTS

        In July 2008, AES acquired a 49 percent interest in Guohua Hulunbeier Wind Farm, which began commercial operation in September 2007 in Inner Mongolia, China. The wind farm currently produces 49.5 MW of wind generated power. This acquisition is AES's second wind power project with Guohua.

        AES also reached a separate agreement with Guohua to proceed with construction of phase II of their jointly-owned Huanghua wind project in Hebei Province, approximately 200 kilometers southeast of Beijing. The expansion will add another 49.5 MW, doubling the operating capacity of Huanghua to 99 MW when construction is completed in 2010. Phase I of the Huanghua Project is currently under construction with commercial operation expected in late 2009. Construction on phase II will begin after construction is completed on phase I. AES has a 49 percent interest in the Huanghua Project which has the potential to expand to up to 200 MW.

        In July 2008, AES reached an agreement to sell its 70% interest in a 250MW coal-fired generation plant located in Jiaozuo, Henan Province in China to its 30% joint venture partner and one of the off takers of the plant. The sale proceeds will be held in escrow pending approval of China's Ministry of Commerce and other government agencies which is expected in the fourth quarter of 2008.

        On July 29, 2008, AES and certain subsidiary guarantors amended and restated the Company's existing senior secured credit facility pursuant to the terms of the Fourth Amended and Restated Credit and Reimbursement Agreement, dated as of July 29, 2008 (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, under which Citicorp USA, Inc. is acting as Administrative Agent for the lenders, provides for a $200 million term loan facility maturing on August 10, 2011, and $750 million revolving credit facility maturing on June 23, 2010.

        The Company entered into the Amended and Restated Credit Agreement to, among other things: (i) increase the size of the Restricted Payments basket; (ii) reduce the required minimum Cash Flow Coverage Ratio and increase the maximum Recourse Debt to Cash Flow Ratio; (iii) clarify and make modifications in the provisions that permit hedging activities; and (iv) make certain other changes, such as excluding certain equity-like securities from the definition of Recourse Debt, amending the financial reporting and environmental notice requirements, clarifying that the term "Permitted Business"

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2008 and 2007

15. SUBSEQUENT EVENTS (Continued)

includes climate solutions, carbon offsets, biofuels, battery storage and ancillary businesses, including related trading activities and amending certain other definitions and covenants. For the quarter ended June 30, 2008, the last covenant testing period under the Amended and Restated Credit Agreement, the Company was in compliance with the foregoing debt covenants. However, it is seeking these amendments in order to align the credit documents with the Company's current business plans and to allow the Company to pursue business and capital structure opportunities prospectively.

        In July 2008, the Company received a settlement payment of $29 million related to a UUT assessment. See further discussion in Note 8—Contingencies.

        On August 7, 2008, the Company's Board of Directors has approved a share repurchase plan for up to $400 million of its outstanding common stock. The Board authorization permits the Company to effect the repurchases from time to time for the next six months through a variety of methods including open market repurchases and/or privately negotiated transactions. There can be no assurance as to the amount, timing or prices of repurchases. The specific timing and amount of repurchases will vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

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

Restatement of Consolidated Financial Statements

        The Company restated its consolidated financial statements as of and for the years ended December 31, 2005 and 2006 along with the condensed consolidated financial statements for each of the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 in its 2007 Form 10-K filed with the SEC on March 17, 2008. The restatement was primarily a result of the Company's material weakness remediation efforts related to accounting for contracts. The impact of the adjustments related to contract accounting resulted in an increase of approximately $8 million to income from continuing operations and net income for the three months ended June 30, 2007 and an increase of $1 million and a decrease of $1 million to income from continuing operations and net loss, respectively, for the six months ended June 30, 2007.

        In addition to the adjustments related to contract accounting, the Company identified a number of smaller non-cash adjustments to its prior period financial statements ("Other Adjustments"), none of which was material, individually or in the aggregate, to the Company's financial statements. The impact of the Other Adjustments resulted in a decrease of approximately $1 million to income from continuing operations and net income for the three months ended June 30, 2007 and an increase of $7 million and a decrease of $7 million to income from continuing operations and net loss, respectively, for the six months ended June 30, 2007. The restatement adjustments had no material impact on net cash flows.

        The total impact of all of the restatement adjustments was an increase of $7 million to income from continuing operations and net income for the three months ended June 30, 2007 and an increase of $8 million and a decrease of $8 million to income from continuing operations and net loss, respectively, for the six months ended June 30, 2007. Please refer to the Company's 2007 Form 10-K for additional discussion on the restatement adjustments discussed above.

        The following table details the impact of the restatement of the Company's Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	(in millions, except per share amounts)			(in millions, except per share amounts)
	As Originally Filed	Restatement Adjustments	2007 Q2	As Originally Filed	Restatement Adjustments	2007 Q2
			(Restated)			(Restated)
Revenues:
Regulated	$1,708	$(4)	$1,704	$3,314	$(10)	$3,304
Non-Regulated	1,636	—	1,636	3,139	(12)	3,127

Total revenues	3,344	(4)	3,340	6,453	(22)	6,431

Cost of Sales:
Regulated	(1,117)	16	(1,101)	(2,207)	29	(2,178)
Non-Regulated	(1,339)	4	(1,335)	(2,502)	2	(2,500)

Total cost of sales	(2,456)	20	(2,436)	(4,709)	31	(4,678)

Gross margin	888	16	904	1,744	9	1,753

General and administrative expenses	(88)	(1)	(89)	(171)	3	(168)
Interest expense	(411)	(1)	(412)	(833)	(3)	(836)
Interest income	141	(5)	136	241	(4)	237
Other expense	(24)	9	(15)	(65)	10	(55)
Other income	262	(1)	261	299	(1)	298
Gain on sale of investments	9	—	9	10	—	10
Foreign currency transaction gains on net monetary position	(4)	3	(1)	(4)	6	2
Other non-operating expense	(6)	—	(6)	(45)	—	(45)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF AFFILIATES AND MINORITY INTEREST	767	20	787	1,176	20	1,196
Income tax expense	(274)	(1)	(275)	(455)	5	(450)
Net equity in earnings of affiliates	21	1	22	41	1	42
Minority interest expense	(235)	(13)	(248)	(371)	(18)	(389)

INCOME FROM CONTINUING OPERATIONS	279	7	286	391	8	399
Income from operations of discontinued businesses, net of income tax	9	—	9	71	—	71
Loss from disposal of discontinued businesses, net of income tax	(41)	—	(41)	(677)	—	(677)

Net income (loss)	$247	$7	$254	$(215)	$8	$(207)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.42	$0.01	$0.43	$0.59	$0.01	$0.60
Discontinued operations, net of tax	(0.05)	—	(0.05)	(0.91)	—	(0.91)

BASIC EARNINGS (LOSS) PER SHARE	$0.37	$0.01	$0.38	$(0.32)	$0.01	$(0.31)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.41	$0.01	$0.42	$0.58	$0.01	$0.59
Discontinued operations, net of tax	(0.05)	—	(0.05)	(0.90)	—	(0.90)

DILUTED EARNINGS (LOSS) PER SHARE	$0.36	$0.01	$0.37	$(0.32)	$0.01	$(0.31)

Overview of Our Business

        AES is a global power company. We own a portfolio of electricity generation and distribution businesses with generation capacity totaling approximately 43,000 MW and distribution networks serving more than 11 million people. Our global footprint includes operations in 29 countries on five continents with 84% of our revenue for the second quarter of 2008 generated outside the United States.

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

         Generation.    We currently own or operate 123 Generation facilities in 27 countries on five continents. We also have 16 new Generation facilities under construction, totaling more than 3,000 MW. Our Generation businesses use a wide range of technologies and fuel types including coal, combined-cycle gas turbines, hydroelectric power and biomass.

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

        The balance of our Generation businesses sells power through competitive markets under short-term contracts or directly in the spot market. As a result, the cash flows and earnings associated with these businesses are more sensitive to fluctuations in the market price for electricity, natural gas, coal and other fuels. However, for a number of these facilities, including our plants in New York, which include a fleet of low-cost coal fired plants, we have hedged the majority of our exposure to fuel, energy and emissions pricing for the next few years.

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

         Alternative Energy.    Although operations of our Alternative Energy businesses are not currently large enough to be considered a separate segment, we expect this high growth sector to be a material contributor to our revenue and gross margin in the future. As demand for more sustainable and environmentally friendly sources of energy grows, we continue to invest in Alternative Energy with a current focus on increasing our wind power capacity and building our climate solutions business for greenhouse gas ("GHG") reduction. AES entered the wind business in 2005 and today we have ten wind generation facilities with more than 1,000 MW of wind projects in operation. In addition, we are developing initiatives in other countries that are approved for GHG projects under the Kyoto Protocol and marketing the credits created. AES is well established in 19 such countries.

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

         Key Drivers of Our Results of Operations.    Our Utilities and Generation businesses are distinguished by the nature of their customers, operational differences, cost structure, regulatory environment and risk exposure. As a result, each line of business has slightly different drivers which affect operating results. Performance drivers for our Generation businesses include, among other things, plant availability and reliability, management of fixed and operational costs and the extent to which our plants have hedged their exposure to fuel cost volatility. For our Generation businesses which sell power under short-term contracts or in the spot market, one of the most crucial factors is the market price of electricity and the plant's ability to generate electricity at a cost below that price. Growth in our Generation business is largely tied to securing new power purchase agreements, expanding capacity in our existing facilities and building new power plants. Performance drivers for our Utilities businesses include, but are not limited to, reliability of service, negotiation of tariff adjustments, compliance with extensive regulatory requirements, management of working capital, and in developing countries, reduction of commercial and technical losses. The results of operations of our Utilities businesses are sensitive to changes in economic growth and weather conditions in the area in which they operate.

        One of the key factors which affect both our revenue and costs of sales is changes in the cost of fuel. When fuel costs increase, many of our Generation businesses with long-term contracts and our Utilities businesses are able to pass these costs on to the customer through fuel pass-through or fuel indexing arrangements in their contracts or through increases in tariff rates. Therefore, in a rising fuel cost environment as was the case in 2007 and in the current environment, increases in fuel costs for these businesses often resulted in increases in revenue (though not necessarily on a one-for-one basis). While these circumstances may not have a large impact on gross margin, they can significantly affect gross margin as a percentage of revenue. Other factors that can affect gross margin include our ability to expand the number of facilities we own; and in our existing plants, to sign up new customers and/or purchasing parties, collect receivables from existing customers and operate our plants more efficiently.

Second Quarter 2008 Highlights

         Growth Strategy and Portfolio Management.    During the second quarter, the Company continued to capitalize on its growth strategy through the expansion into new ventures in alternative energy and continued development of existing projects. The Company continues to expand and manage its portfolio through the following initiatives:

  •
  In April 2008, the Company completed the purchase of a 660 gross MW coal-fired thermal power generation facility in Masinloc, Philippines ("Masinloc") from the Power Sector Assets & Liabilities Management Corporation ("PSALM"), a state enterprise, for $930 million in cash. Project financing of $665 million was obtained from International Finance Corporation ("IFC"), the Asian Development Bank and a consortium of commercial banks. IFC is also an 8% minority shareholder in Masinloc. AES immediately embarked upon a comprehensive rehabilitation program to improve the output, reliability and general condition of the plant. Including transaction costs and completion of the planned upgrade program to improve environmental and operational performance, the total project cost is estimated to be $1.1 billion.

  •
  On April 1, 2008, the Company acquired the rights to the gas from a landfill project in El Salvador ("Nejapa"). Nejapa produces emission reduction credits and plans to build a 6 MW generation facility that could potentially increase to 25 MW in the future.

  •
  In June 2008, the Company assumed 100% ownership of AgCert International Plc, an Irish company investing in GHG projects primarily in Brazil and Mexico, as a result of a financial restructuring. AgCert currently produces approximately 1.4 million tonnes per year of CERs.

  •
  On May 30, 2008, the Company completed the sale of AES Ekibastuz LLP and Maikuben West LLP, a coal-fired power plant and a coal mine with operations in Kazakhstan. Proceeds from the sale of these businesses totaled approximately $1.1 billion, a portion of which was used to pay down debt in June of 2008. We have the opportunity to receive additional consideration of up to approximately $380 million under performance incentives and a management agreement to continue operation and management of the plants for the next three years.

  •
  In June 2008, the Company successfully completed its previously announced tender offer and consent solicitation, repurchasing a total of approximately $763 million aggregate principal amount of outstanding senior notes and amending the indenture governing the Second Priority Senior Secured Notes to eliminate most of the restrictive covenants.

  •
  In April 2008, the Company began construction on two coal-fired generation facilities in Chile; Campiche and Angamos, with combined gross capacity of 787 MW.

  •
  Also in June 2008, the Company raised $78 million in tax-equity financing related to the 67 MW Mountain View I & II wind generation facilities that were acquired in the first quarter of 2008.

  •
  In June 2008, AES registered the Company's first Greenfield Climate Solutions methane recovery project in Malaysia.

         Looking Ahead.    In July 2008, AES acquired a 49% interest in Guohua Hulunbeier Wind Farm, a 49.5 MW wind farm in China. The Company also reached a separate agreement with Guohua to move to phase II of our jointly-owned Huanghua wind project to expand the facility, doubling the capacity to 99 MW. AES has a 49% interest in the Huanghua Project. In July, the Company achieved early successful testing of simple cycle operation for the Amman East facility in Jordan, a 370 MW natural gas-fired project projected to achieve full combined-cycle operation in the first half of 2009. In July, the Company reached an agreement to sell its 70% interest in Jiaozuo, a 250 MW coal-fired generation plant in China. The sale is subject to governmental approval which is expected in the fourth quarter of 2008.

Second Quarter and Year to Date Performance Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Restated)			(Restated)
	($'s in millions, except per share amounts)			($'s in millions, except per share amounts)
Revenue	$4,146	$3,340	24%	$8,250	$6,431	28%
Gross margin	$1,029	$904	14%	$2,075	$1,753	18%
Gross margin as a % of revenue	25%	27%		25%	27%
Net cash provided by operating activities	$320	$514	-38%	$791	$1,114	-29%
Diluted earnings per share from continuing operations	$1.31	$0.42	212%	$1.65	$0.59	180%

  Revenue

        Revenue increased 24% to $4.1 billion for the three months ended June 30, 2008 when compared with the same period in 2007 primarily due to higher rates across all regions, higher volume in Latin America and favorable foreign currency translation.

        Revenue increased 28% to $8.3 billion for the six months ended June 30, 2008 when compared with the same period in 2007 primarily due to higher rates at our Generation businesses across all regions, higher volume in Latin America and favorable foreign currency translation.

  Gross margin

        Gross margin increased 14% to $1.0 billion for the three months ended June 30, 2008 when compared with the same period in 2007 primarily due to the recognition of a mark-to-market derivative gain on a coal supply contract in Hawaii, volume from our Latin America businesses, higher rates from our Europe & Africa Generation businesses and favorable foreign currency translation, partially offset by higher fixed costs in Latin America and Europe & Africa regions and the unfavorable impact of a 2007 tariff reset in Brazil.

        Gross margin increased 18% to $2.1 billion for the six months ended June 30, 2008 when compared with the same period in 2007 primarily due to higher volume from our Latin America businesses, higher rates from our Europe & Africa Generation businesses, favorable foreign currency translation, and the recognition of a mark-to-market derivative gain on a coal supply contract in Hawaii, partially offset by higher fixed costs across all regions and the unfavorable impact of a 2007 tariff reset in Brazil.

  Net cash provided by operating activities

        Net cash provided by operating activities decreased $194 million, or 38%, to $320 million for the three months ended June 30, 2008 from $514 million for the same period in 2007. Excluding the impact of EDC, which provided $18 million of operating cash flow for the three months ended June 30, 2007, net cash provided by operating activities decreased $176 million. The decrease in net cash flow from operating activities is due to decreases in the North America Generation businesses of $67 million as a result of planned outages at New York and Ironwood and increased fuel costs. Other decreases were additional interest related to Parent Company debt, a decrease in our Latin America utility businesses of $44 million primarily due to an unfavorable tariff reset in 2007 and an increase in regulatory assets comprised of recoverable purchased energy costs, decreases in the Asia Generation businesses of $39 million due to higher fuel costs, and increased working capital needs of $17 million in the Company's Alternative Energy businesses. This was partially offset by increases in our Latin America Generation businesses of $58 million primarily due to improved working capital as a result of improved margin performance in the quarter ended June 30, 2008.

        Net cash provided by operating activities decreased $323 million, or 29%, to $791 million for the six months ended June 30, 2008 from $1,114 million for the same period in 2007. Excluding the impact of EDC, which provided $151 million of operating cash flow for the six months ended June 30, 2007, net cash provided by operating activities decreased $172 million. The decrease in cash flow from operating activities is partly a result of an increase in net working capital in our Asia Generation businesses of $63 million primarily due to an increase in first quarter receivables at Lal Pir and Pak Gen in Pakistan. Other decreases were increased working capital requirements in the Europe and Africa Generation businesses of $54 million, additional interest related to Parent Company debt, a decrease in the Latin America utilities businesses of $50 million which was primarily due to an unfavorable tariff reset in 2007 and an increase in regulatory assets comprised of recoverable purchased energy costs, decreases in the North America Generation businesses of $23 million primarily as a result of planned outages at New York and Ironwood and higher fuel costs, and increased working capital needs of $22 million in the Company's Alternative Energy businesses. This was partially offset by increases in our Latin America Generation businesses of $60 million primarily due to improved margin performance and $44 million improvement in net cash flow from operating activities at the Europe and Africa utility businesses for the six months ended June 30, 2008.

  Diluted earnings per share from continuing operations

        Diluted earnings per share from continuing operations increased $0.89 per diluted share to $1.31 per diluted share for the three months ended June 30, 2008, compared with $0.42 per diluted share for the same period in 2007. The 2008 result includes a net positive impact of $1.13 relating to: (i) gain from sale of Northern Kazakhstan businesses of $908 million (pre-tax) or $1.31; (ii) additional tax expense of $144 million or $0.21 related to the repatriation of a portion of the Kazakhstan sale proceeds; (iii) net mark-to-market derivative gains primarily at our North America subsidiaries of $89 million (pre-tax) or $0.08 primarily related to a coal supply agreement at the Company's subsidiary in Hawaii; and (iv) one-time loss related to corporate debt restructuring charges of $55 million (pre-tax) or $0.05. The 2007 results include a gain of approximately $0.15 related to the acquisition of a leasehold interest in the Eastern Energy business in New York and the recovery of gross receipts tax in Latin America.

        Diluted earnings per share from continuing operations increased $1.06 per diluted share to $1.65 per diluted share for the six months ended June 30, 2008, compared with $0.59 per diluted share for the same period in 2007. The 2008 result includes $1.08 of adjustments relating to: (i) net gain from asset sales and impairments of $1.26; (ii) tax expense related to the repatriation of a portion of Kazakhstan sale proceeds of $0.21; (iii) net mark-to-market derivative gains of $0.08 at our North America subsidiaries, primarily related to a coal supply agreement at the Company's subsidiary in Hawaii; and (iv) one-time loss related to corporate debt restructuring charges of approximately $0.05. The 2007 result includes a gain of approximately $0.15 per diluted share related to the acquisition of a leasehold interest in the Eastern Energy business in New York and the recovery of certain tax assets in Latin America, as well as impairment charges of $0.06 per diluted share.

Significant New Accounting Policies

  Fair Value of Financial Instruments

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

        SFAS No. 157 is applied prospectively, except for changes in fair value for existing derivative financial instruments that include an adjustment for a blockage factor, existing hybrid instruments measured at fair value and financial instruments accounted for in accordance with EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, ("EITF No. 02-3") under which day one gain or loss recognition was prohibited. For these instruments, the impact of the adoption of SFAS No. 157 can be recorded as an adjustment to beginning retained earnings in the year of adoption. The Company does not have any of these financial instruments; therefore, there is no cumulative impact of the adoption of SFAS No. 157 for AES. The impact of the adoption of SFAS No. 157 was immaterial.

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

        Investments are generally fair valued based on quoted market prices or other observable market data such as interest rate indices. The Company's investments are primarily certificates of deposit, government debt securities and money market funds. The implementation of SFAS No. 157 did not result in a material change in fair value for these investments due to the fact that investments are held by highly rated institutions and governmental agencies and therefore, the consideration of counterparty credit risk did not have a material impact on the determination of fair value. Returns and pricing on these instruments are generally indexed to the CDI (Brazilian equivalent to LIBOR), Selic (overnight borrowing rate) or IPGM (inflation) rates in Brazil and are adjusted based on the banks' assessment of the specific businesses. Fair value is determined based on comparisons to market data obtained for similar assets and is considered Level 2.

        Derivatives are valued using observable data as inputs into internal valuation models. The Company's derivatives primarily consist of interest rate swaps, foreign currency instruments and embedded derivatives. Financial instruments with Level 3 inputs represent 8% of total assets and 10% of total liabilities that are measured at fair value. The fair value of our derivative portfolio is valued using internal models, most of which are primarily based on observable market inputs including interest rate curves and forward and spot prices for currencies and commodities.

New Accounting Pronouncements

        The following accounting standards became effective for AES as of January 1, 2008:

FSP No. 157-1: Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP No. 157-1"). FSP No. 157-1 excludes SFAS No. 13, Accounting for Leases, ("SFAS No. 13") and most other accounting pronouncements that address fair value measurement of leases from the scope of SFAS No. 157.

FSP No. 157-2: Effective Date of FASB Statement No. 157

        In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, ("FSP No. 157-2".) FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, or January 1, 2009 for AES. AES is currently evaluating the future impact of SFAS No. 157 on these instruments.

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

        The following accounting standards have been issued, but as of June 30, 2008 have not yet been adopted by AES:

SFAS No. 141(R): Business Combinations and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS No. 141(R)") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, ("SFAS No. 160"). SFAS No. 141(R) will significantly change how business acquisitions are accounted for at the acquisition date and in subsequent periods. The standard changes the accounting at the acquisition date to a fair value based approach rather than the cost allocation approach currently used. Other differences include changes in the accounting for acquisition related costs, contingencies and income taxes. SFAS No. 160 changes the accounting and reporting for minority interests, which will now be classified as a component of equity and will be referred to as noncontrolling interests. SFAS No. 141(R) and SFAS No. 160 will be effective for public and private companies for fiscal years beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for AES. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements in SFAS No. 160 for existing minority interests which will require retroactive adoption. Early adoption is prohibited. AES has not completed its analysis of the potential future impact of SFAS No. 141(R) and SFAS No. 160.

SFAS No. 161: Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, ("SFAS No. 161"), which expands the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). The enhanced quantitative and qualitative disclosures will include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value Instruments, ("SFAS No. 107") to clarify that derivative instruments are subject to SFAS No. 107 disclosure requirements regarding concentration of credit risk. The Company will incorporate the additional disclosures in its 2009 financial statements.

SFAS No. 162: The Hierarchy of Generally Accepted Accounting Principles

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles, ("SFAS No. 162") that identifies the framework, or hierarchy for selecting accounting principles to be used in preparing financial statements presented in conformity with U.S. GAAP. SFAS No. 162 amends the existing U.S. GAAP hierarchy established and set forth in the American Institute of Certified Public Accountants ("AICPA") Statement of Auditing Standard No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, ("SAS 69"). The framework serves as a guide in determining the appropriate accounting treatment to be used for a transaction or event. SFAS No. 162 should not impact current accounting practices. The Standard will become effective 60 days following SEC's approval of PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

FSP No. FAS 142-3: Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, ("FSP No. 142-3") that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), Business Combinations. The FSP also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively. Early adoption is prohibited. AES has not completed its analysis of the potential impact of FSP No. 142-3, but does not believe the adoption will have a material impact on the Company's financial condition, results of operations, or cash flows.

FSP No. APB 14-1: Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP No. APB 14-1") which clarifies that convertible debt instruments that may be settled in cash are not addressed by APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB No. 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity's financial statements. FSP APB No. 14-1 must be applied retrospectively for all periods presented and is effective for the Company beginning on January 1, 2009. Retroactive application is required for all periods presented for instruments that were outstanding during the period. Early adoption is prohibited. AES is currently reviewing the impact of FSP APB 14-1 with respect to our Term Convertible Trust Securities ("TECONS").

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
RESULTS OF OPERATIONS	2008	2007	$ change	% change	2008	2007	$ change	% change
		(Restated)				(Restated)
	($'s in millions, except per share amounts)				($'s in millions, except per share amounts)
Revenue:
Latin America Generation	$1,176	$818	$358	44%	$2,382	$1,556	$826	53%
Latin America Utilities	1,563	1,306	257	20%	3,026	2,477	549	22%
North America Generation	539	551	(12)	-2%	1,090	1,049	41	4%
North America Utilities	267	258	9	3%	516	521	(5)	-1%
Europe & Africa Generation	283	215	68	32%	603	467	136	29%
Europe & Africa Utilities	195	157	38	24%	398	323	75	23%
Asia Generation	321	251	70	28%	656	451	205	45%
Corporate and Other(1)	(198)	(216)	18	8%	(421)	(413)	(8)	-2%

Total Revenue	$4,146	$3,340	$806	24%	$8,250	$6,431	$1,819	28%

Gross Margin:
Latin America Generation	$319	$198	$121	61%	$718	$447	$271	61%
Latin America Utilities	268	304	(36)	-12%	493	517	(24)	-5%
North America Generation	242	187	55	29%	402	328	74	23%
North America Utilities	60	78	(18)	-23%	112	159	(47)	-30%
Europe & Africa Generation	69	43	26	60%	191	132	59	45%
Europe & Africa Utilities	20	21	(1)	-5%	44	42	2	5%
Asia Generation	39	60	(21)	-35%	91	107	(16)	-15%
Total Corporate and Other(2)	(86)	(76)	(10)	-13%	(173)	(147)	(26)	-18%
Interest expense	(469)	(412)	(57)	-14%	(904)	(836)	(68)	-8%
Interest income	132	136	(4)	-3%	249	237	12	5%
Other expense	(85)	(15)	(70)	-467%	(110)	(55)	(55)	-100%
Other income	150	261	(111)	-43%	195	298	(103)	-35%
Gain on sale of investments	908	9	899	9989%	912	10	902	9020%
Impairment expense	(25)	—	(25)	-100%	(72)	—	(72)	-100%
Foreign currency transaction (losses) gains on net monetary position	(85)	(1)	(84)	-8400%	(63)	2	(65)	-3250%
Other non-operating expense	—	(6)	6	100%	—	(45)	45	100%
Income tax expense	(317)	(275)	(42)	-15%	(557)	(450)	(107)	-24%
Net equity in earnings of affiliates	20	22	(2)	-9%	42	42	—	0%
Minority interest	(257)	(248)	(9)	-4%	(433)	(389)	(44)	-11%

Income from continuing operations	903	286	617	216%	1,137	399	738	185%
Income from operations of discontinued businesses	—	9	(9)	-100%	—	71	(71)	-100%
Loss from disposal of discontinued businesses	—	(41)	41	100%	(1)	(677)	676	100%

Net income (loss)	$903	$254	$649	256%	$1,136	$(207)	$1,343	649%

PER SHARE DATA:
Basic income per share from continuing operations	$1.34	$0.43	$0.91	212%	$1.69	$0.60	$1.09	182%
Diluted income per share from continuing operations	$1.31	$0.42	$0.89	212%	$1.65	$0.59	$1.06	180%

(1)
Corporate and Other includes revenue from Alternative Energy and inter-segment eliminations of revenue related to transfers of electricity from Tietê (generation) to Eletropaulo (utility).

(2)
Total Corporate and Other expense include corporate general and administrative expenses as well as certain inter-segment eliminations, primarily corporate charges for management fees and self insurance premiums.

  Revenue

        Revenue increased $806 million, or 24%, to $4.1 billion for the three months ended June 30, 2008, from $3.3 billion for the three months ended June 30, 2007. Excluding the impacts of foreign currency translation of approximately $305 million, revenues would have increased approximately 15% for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007. The increase in revenues, after adjusting for favorable foreign exchange rates, was primarily due to higher rates across all regions and higher volume in Latin America of approximately $490 million.

        Revenue increased $1.8 billion, or 28%, to $8.3 billion for the six months ended June 30, 2008, from $6.4 billion for the six months ended June 30, 2007. Excluding the impacts of foreign currency translation of approximately $620 million, revenues would have increased approximately 19% for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007. The increase in revenues, after adjusting for favorable foreign exchange rates, was primarily due to higher rates at our Generation businesses across all regions and higher volume in Latin America of approximately $1.1 billion.

  Gross Margin

        Gross margin increased $125 million, or 14%, to $1.0 billion for the three months ended June 30, 2008, as compared to $904 million for the three months ended June 30, 2007. Gross margin benefited from a mark-to-market derivative gain on a coal supply contract at the Company's subsidiary in Hawaii of approximately $110 million, a combination of higher volumes at the Latin American businesses and higher prices at the European businesses of approximately $94 million and favorable foreign currency translation of approximately $75 million. These gains were offset in part by the tariff reset at Eletropaulo, one of our utilities in Brazil, of approximately $74 million, higher fixed costs at Eletropaulo and Sonel, our integrated utility in Cameroon, of approximately $33 million, planned outages at our Somerset plant in New York and Ironwood plant in Pennsylvania of approximately $25 million and higher fuel prices at our generation facilities in Pakistan and China of approximately $11 million.

        Gross margin increased $322 million, or 18%, to $2.1 billion for the six months ended June 30, 2008, as compared to $1.8 billion for the six months ended June 30, 2007. Gross margin benefited from higher volume in Latin America and higher prices at the European generation businesses of approximately $403 million, favorable foreign currency translation of approximately $155 million, and a $110 million mark-to-market derivative gain on a coal supply contract at the Company's subsidiary in Hawaii. These gains were offset in part by a tariff reset at Eletropaulo of approximately $165 million, higher fixed costs at Eletropaulo and Sonel of approximately $45 million, a one-time charge of $32 million related to the establishment of a regulatory reserve for a proposed credit to customers at its Indianapolis Power and Light ("IPL") subsidiary and planned outages in North America of approximately $29 million.

Segment Analysis

Latin America

        The following table summarizes revenue and gross margin for our Generation segment in Latin America for the periods indicated (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
Latin America Generation
Revenue	$1,176	$818	44%	$2,382	$1,556	53%
Gross Margin	$319	$198	61%	$718	$447	61%
Gross Margin as a % of Segment Revenue	27%	24%		30%	29%

        Generation revenue for the three months ended June 30, 2008 increased $358 million, or 44%, compared to the three months ended June 30, 2007, primarily due to higher contract and spot prices at Gener in Chile of approximately $151 million, higher volumes, contract and spot prices at our businesses in Argentina of approximately $94 million, favorable foreign currency translation of approximately $52 million in Brazil, higher spot prices and volume at our Dominican Republic businesses of approximately $38 million and higher spot prices at our Panama businesses of approximately $20 million.

        Generation gross margin for the three months ended June 30, 2008 increased $121 million, or 61%, compared to the three months ended June 30, 2007, primarily due to higher volume and spot prices at our businesses in Argentina of approximately $47 million and lower fixed costs of $36 million at Tiete in Brazil due to a regulatory change in 2007 requiring pass through to transmission companies in the second quarter of 2007 of cumulative charges associated with the use of their equipment in prior periods. Additionally, favorable foreign currency translation of approximately $29 million, higher spot prices at our Dominican Republic businesses of approximately $19 million and higher volume of approximately $17 million at Tiete in Brazil contributed to the gross margin improvement. These increases were partially offset by lower volume and increased purchased electricity at Gener in Chile of approximately $32 million.

        Generation revenue for the six months ended June 30, 2008 increased $826 million, or 53%, compared to the six months ended June 30, 2007, primarily due to higher volume, contract and spot prices at Gener in Chile and our businesses in Argentina of approximately $576 million, favorable foreign currency translation of approximately $103 million, higher spot prices and volume at our Dominican Republic businesses of approximately $62 million, higher spot prices and volume at our Panama businesses of approximately $34 million and higher volume at Tiete in Brazil of approximately $33 million.

        Generation gross margin for the six months ended June 30, 2008 increased $271 million, or 61%, compared to the six months ended June 30, 2007, primarily due to higher volume, contract and spot prices at Gener in Chile and our businesses in Argentina of approximately $134 million, favorable foreign currency translation of approximately $62 million, higher volume of approximately $33 million at Tiete in Brazil, higher spot prices at our Dominican Republic businesses of approximately $31 million and higher spot prices and volume at our Panama businesses of approximately $28 million, lower fixed costs of $27 million at Tiete in Brazil primarily due to a regulatory change in 2007 requiring pass through to transmission companies in the second quarter of 2007 of cumulative charges associated with the use of their equipment in prior periods partially offset by higher purchased energy prices at Uruguaiana in Brazil of $39 million.

        The following table summarizes revenue and gross margin for our Utilities segment in Latin America for the periods indicated (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
Latin America Utilities
Revenue	$1,563	$1,306	20%	$3,026	$2,477	22%
Gross Margin	$268	$304	-12%	$493	$517	-5%
Gross Margin as a % of Segment Revenue	17%	23%		16%	21%

        Utilities revenue for the three months ended June 30, 2008 increased $257 million, or 20%, compared to the three months ended June 30, 2007, attributable mainly to favorable foreign currency translation of approximately $231 million and increased volume of approximately $29 million at Eletropaulo and Sul in Brazil.

        Utilities gross margin for the three months ended June 30, 2008 decreased $36 million, or 12%, compared to the three months ended June 30, 2007, mainly due to decreased rates at Eletropaulo in Brazil of $74 million as a result of the July 2007 tariff reset. Fixed costs at Eletropaulo in Brazil increased by $20 million due to higher labor contingencies and provision for bad debts. In addition, gross margin decreased by $17 million as a result of a prior year sales tax refund received by Eletropaulo in Brazil in the second quarter of 2007. This was partially offset by favorable foreign currency translation in Brazil of $41 million and higher volume at Eletropaulo in Brazil of approximately $33 million.

        Utilities revenue for the six months ended June 30, 2008 increased $549 million, or 22%, compared to the six months ended June 30, 2007, attributable to favorable foreign currency translation of approximately $463 million in the Brazil businesses and increased volume at Eletropaulo and Sul in Brazil of $124 million and $21 million, respectively. This increase was partially offset by an overall decrease in rates across the region of approximately $61 million, mainly due to the July 2007 tariff reset at Eletropaulo of $39 million.

        Utilities gross margin for the six months ended June 30, 2008 decreased $24 million, or 5%, compared to the six months ended June 30, 2007, attributable to decreased rates at Eletropaulo in Brazil as a result of the July 2007 tariff reset of approximately $165 million, lower rates in our El Salvador businesses of approximately $17 million due to the January 1, 2008 tariff reset and increased fixed costs of approximately $21 million at Eletropaulo in Brazil due to higher labor contingencies and provision for bad debts. In addition, gross margin decreased by $17 million as a result of a prior year sales tax refund received by Eletropaulo in Brazil in the second quarter of 2007. This was partially offset by higher volumes at Eletropaulo in Brazil of approximately $134 million and favorable foreign currency translation in Brazil of approximately $78 million.

North America

        The following table summarizes revenue and gross margin for our Generation segment in North America for the periods indicated (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
North America Generation
Revenue	$539	$551	-2%	$1,090	$1,049	4%
Gross Margin	$242	$187	29%	$402	$328	23%
Gross Margin as a % of Segment Revenue	45%	34%		37%	31%

        Generation revenue for the three months ended June 30, 2008 decreased $12 million, or 2%, compared to the three months ended June 30, 2007, due to a $30 million variance in the mark-to-market derivative adjustment at Deepwater in Texas and lower volume in New York due to outages and lower market capacity factors of $11 million. These effects were partially offset by higher revenue at Merida in Mexico due to the pass-through of higher fuel costs of $17 million and higher volume at TEG TEP in Mexico of $11 million.

        Generation gross margin for the three months ended June 30, 2008 increased $55 million, or 29%, compared to the three months ended June 30, 2007, primarily due to a $110 million mark-to-market derivative gain on a coal supply contract at Hawaii, partially offset by lower volumes primarily due to planned outages at New York and our Ironwood plant in Pennsylvania of $25 million and a $30 million variance in the mark-to-market derivative adjustment at Deepwater in Texas. The $110 million derivative gain recorded at our Hawaii business is related to a coal supply contract for 555,000 metric tons per year through September 2010. This contract will continue to be subject to mark-to-market adjustments in future periods.

        Generation revenue for the six months ended June 30, 2008 increased $41 million, or 4%, compared to the six months ended June 30, 2007, attributable to higher volume of $33 million at TEG TEP in Mexico, $4 million higher revenue at Red Oak in New Jersey due to availability bonuses earned under its power purchase agreement, $14 million higher revenue at Thames in Connecticut due to lower forced outages and a revenue adjustment, net higher revenue at Merida in Mexico due primarily to the pass-through of higher fuel costs of $23 million and favorable foreign currency translation of $4 million, offset by a revenue adjustment. These effects were partially offset by lower volume in New York primarily due to planned outages and lower market capacity factors of $18 million and net lower revenue due to a $18 million change in the mark-to-market derivative adjustment at Deepwater in Texas, partially offset by higher volume of $4 million due to less outages.

        Generation gross margin for the six months ended June 30, 2008 increased $74 million, or 23%, compared to the six months ended June 30, 2007, primarily due to a $110 million mark-to-market derivative gain on a coal supply contract at Hawaii and $4 million higher revenue at Red Oak in New Jersey due to availability bonuses earned under its power purchase agreement, partially offset by lower volume primarily due to a scheduled outage in New York of $23 million, and an $18 million change in the mark-to-market derivative adjustment and higher fuel costs of $6 million at Deepwater in Texas. The $110 million derivative gain recorded at our Hawaii business is related to a coal supply contract for 555,000 metric tons per year through September 2010. This contract will continue to be subject to mark-to-market adjustments in future periods.

        The following table summarizes revenue and gross margin for the Utilities segment in North America for the periods indicated (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
North America Utilities
Revenue	$267	$258	3%	$516	$521	-1%
Gross Margin	$60	$78	-23%	$112	$159	-30%
Gross Margin as a % of Segment Revenue	22%	30%		22%	31%

        Utilities revenue for the three months ended June 30, 2008 increased $9 million, or 3%, compared to the three months ended June 30, 2007, due to an increase in rate adjustments at IPL in Indiana related to recoverable environmental investments of $13 million, the pass through of higher fuel and purchased power expenses of $10 million, partially offset by $11 million of lower retail volumes due to unfavorable weather and $2 million of lower wholesale revenue primarily due to higher scheduled outage activity.

        Utilities gross margin for the three months ended June 30, 2008 decreased $18 million, or 23%, compared to the three months ended June 30, 2007, primarily due to higher labor and benefits costs of $4 million, higher maintenance expenses of $3 million primarily due to storms and outages, higher consulting costs of $2 million, higher coal handling and ash disposal costs of $1 million and lower retail margin of $6 million. The lower retail margin is primarily due to unfavorable weather of approximately $8 million, partially offset by $3 million of additional return recovered through rates on approved environmental investments.

        Utilities revenue for the six months ended June 30, 2008 decreased $5 million, or 1%, compared to the six months ended June 30, 2007. The decrease at IPL in Indiana is due to the establishment of a $32 million regulatory reserve in 2008 for credits to customers and $8 million of lower retail volumes due to unfavorable weather compared to the prior year, offset by higher rate adjustments related to recoverable environmental investments of $20 million and $14 million of higher fuel and purchased expenses passed through to customers.

        Utilities gross margin for the six months ended June 30, 2008 decreased $47 million, or 30%, compared to the six months ended June 30, 2007, primarily due to lower retail margin of $29 million, higher maintenance expenses of $6 million primarily due to storms and outages, higher labor and benefits costs of $5 million and higher consulting costs of $4 million. The decrease in retail margin is primarily due to the $32 million of customer credits and approximately $7 million of lower retail volume due to unfavorable weather, partially offset by $7 million of additional return recovered through rates on approved environmental investments.

Europe & Africa

        The following table summarizes revenue and gross margin for the Generation segment in Europe & Africa for the periods indicated (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
Europe & Africa Generation
Revenue	$283	$215	32%	$603	$467	29%
Gross Margin	$69	$43	60%	$191	$132	45%
Gross Margin as a % of Segment Revenue	24%	20%		32%	28%

        Generation revenue for the three months ended June 30, 2008 increased $68 million, or 32%, compared to the three months ended June 30, 2007, attributable to an increase in capacity income, higher fuel pass-through revenues and higher volume at Kilroot in Northern Ireland of approximately $30 million, an increase in volume and prices of approximately $5 million at our businesses in Kazakhstan and increases in rates and in favorable foreign currency exchange of $11 million and $17 million, respectively, at our businesses in Hungary.

        Generation gross margin for the three months ended June 30, 2008 increased $26 million, or 60% compared to the three months ended June 30, 2007, primarily attributable to better rates in Kazakhstan of approximately $13 million, higher rates and volume in Hungary of approximately $11 million and an increase in capacity income at Kilroot in Northern Ireland of $9 million partially offset by an increase in fixed costs of $9 million across the region.

        Generation revenue for the six months ended June 30, 2008 increased $136 million, or 29%, compared to the six months ended June 30, 2007, primarily attributable to an increase in capacity income and energy payments at Kilroot in Northern Ireland of $51 million, favorable foreign currency translation in Hungary and Kazakhstan of $30 million, higher rates of $24 million in Kazakhstan and increased rate of $30 million, offset by lower volume of $12 million in Hungary.

        Generation gross margin for the six months ended June 30, 2008 increased $59 million, or 45%, compared to the six months ended June 30, 2007, attributable to favorable prices and a volume increase of $33 million in Kazakhstan and of $20 million in Hungary, an increase in capacity income at Kilroot in Northern Ireland of $24 million, offset by increases in fixed costs of $19 million across the region.

        The following table summarizes revenue and gross margin for the Utilities segment in Europe & Africa for the periods indicated (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
Europe & Africa Utilities
Revenue	$195	$157	24%	$398	$323	23%
Gross Margin	$20	$21	-5%	$44	$42	5%
Gross Margin as a % of Segment Revenue	10%	13%		11%	13%

        Utilities revenue for the three months ended June 30, 2008 increased $38 million, or 24%, compared to the three months ended June 30, 2007, primarily due to increased tariff rates of approximately $17 million at our businesses in Ukraine and due to higher volume of $8 million and favorable foreign currency translation of $14 million at Sonel in Cameroon.

        Utilities gross margin for the three months ended June 30, 2008 decreased slightly by $1 million, or 5%, compared to the three months ended June 30, 2007, primarily due to a $14 million increase in fixed costs at Sonel in Cameroon, partially offset by favorable increase in rates of $7 million in Ukraine and higher volume of $12 million at Sonel.

        Utilities revenue for the six months ended June 30, 2008 increased $75 million, or 23%, compared to the six months ended June 30, 2007, primarily due to increased tariff rates of approximately $37 million at our businesses in Ukraine, approximately $27 million due to favorable foreign currency translation and $9 million due to increased volume at Sonel in Cameroon.

        Utilities gross margin for the six months ended June 30, 2008 increased by $2 million, or 5%, compared to the six months ended June 30, 2007, primarily due to higher volume at Sonel in Cameroon of $24 million driven by increased hydrology and higher thermal capacity, and due to increased tariff rates of approximately $12 million at our businesses in Ukraine, which were partially offset by increases in fixed costs of approximately $25 million at Sonel in Cameroon and approximately $5 million at our businesses in Ukraine.

Asia

        The following table summarizes revenue and gross margin for the Generation segment in Asia for the periods indicated (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
Asia Generation
Revenue	$321	$251	28%	$656	$451	45%
Gross Margin	$39	$60	-35%	$91	$107	-15%
Gross Margin as a % of Segment Revenue	12%	24%		14%	24%

        Generation revenue for the three months ended June 30, 2008 increased $70 million, or 28%, compared to the three months ended June 30, 2007, primarily due to increased tariffs as a result of higher fuel costs at Lal Pir and Pak Gen in Pakistan of approximately $27 million and $35 million respectively, and the contribution of approximately $36 million from the acquisition of Masinloc, in the Philippines in April 2008. This was offset in part by lower volume at Kelanitissa in Sri Lanka of

$15 million due to a decrease in demand from the off taker and a decrease in volume at Lal Pir and Pak Gen in Pakistan of $5 million each, due to lower dispatch compared to last year.

        Generation gross margin for the three months ended June 30, 2008 decreased $21 million, or 35%, compared to the three months ended June 30, 2007, primarily due to increased fuel costs at Lal Pir and Pak Gen in Pakistan and Chigen in China of approximately $11 million, higher costs associated with unplanned outages of $3 million at Ras Laffan in Qatar, and a $3 million net loss attributable to the acquisition of Masinloc, in the Philippines.

        Generation revenue for the six months ended June 30, 2008 increased $205 million, or 45%, compared to the six months ended June 30, 2007, primarily due to higher rates driven by an increase in fuel prices at Lal Pir and Pak Gen in Pakistan of approximately $60 million and $69 million respectively, and an increase in rates at Kelanitissa, in Sri Lanka, of approximately $27 million. The acquisition of Masinloc, in the Philippines, contributed approximately $36 million of revenue for the six months ended June 30, 2008.

        Generation gross margin for the six months ended June 30, 2008 decreased $16 million, or 15%, compared to the six months ended June 30, 2007, primarily due to higher coal prices at Chigen in China of approximately $10 million and an increase in fuel prices at Lal Pir and Pak Gen in Pakistan of approximately $4 million and $2 million, respectively. Masinloc, in the Philippines, generated a net loss of $5 million for the six months ended June 30, 2008. These unfavorable effects were partially offset by the favorable impact of higher fuel costs of $5 million at Kelanitissa which were passed through to the off taker.

Corporate and Other Expense

        Corporate and other expenses include general and administrative expenses related to corporate staff functions and/or initiatives, executive management, finance, legal, human resources, information systems and certain development costs which are not allocable to our business segments. In addition, this line item includes net operating results from other businesses which are immaterial for the purposes of separate segment disclosure and, the effects of eliminating transactions, such as management fee arrangements and self-insurance charges, between the operating segments and corporate. For the six months ended June 30, 2008 and 2007, Corporate and other expense was approximately 2% of total revenue.

        Corporate and other expense increased $10 million, or 13%, to $86 million for the three months ended June 30, 2008 from $76 million for the three months ended June 30, 2007 and $26 million, or 18%, to $173 million for the six months ended June 30, 2008 from $147 million for the six months ended June 30, 2007. The increase is primarily related to higher spending on our SAP implementation projects and higher people costs primarily in finance and business development for the three and six months ended June 30, 2008.

Interest expense

        Interest expense increased $57 million, or 14%, to $469 million for the three months ended June 30, 2008 from $412 million for the three months ended June 30, 2007. Interest expense increased $68 million, or 8%, to $904 million for the six months ended June 30, 2008 from $836 million for the six months ended June 30, 2007. The increase for the three and six months ended is primarily due to unfavorable impacts from foreign currency translation in Brazil, increased debt principal as a result of increased inflation at one of our subsidiaries in Brazil and increased debt principal at the Parent Company.

Interest income

        Interest income decreased $4 million, or 3%, to $132 million for the three months ended June 30, 2008 from $136 million for the three months ended June 30, 2007 primarily due to a decrease in regulatory assets at one of our Brazilian subsidiaries and interest income related to a gross receipts tax recovery at two of our Latin American subsidiaries recorded during the second quarter of 2007. This decrease was offset by favorable foreign currency translation on the Brazilian Real.

        Interest income increased $12 million, or 5%, to $249 million for the six months ended June 30, 2008 from $237 million for the six months ended June 30, 2007 primarily due to favorable foreign currency translation on the Brazilian Real, higher cash and short-term investment balances at certain of our subsidiaries and interest earned on a convertible loan acquired in March 2008. These increases were offset by a decrease in regulatory assets at one of our Brazilian subsidiaries and interest income related to a gross receipts tax recovery at two of our Latin American subsidiaries recorded during the second quarter of 2007.

Other expense

        Other expense increased $70 million to $85 million for the three months ended June 30, 2008 from $15 million for the three months ended June 30, 2007, primarily due to $69 million of losses on the retirement of debt at the Parent Company in connection with a refinancing in May 2008 and at one of our North American subsidiaries associated with a $375 million refinancing in April 2008. Other expense increased $55 million to $110 million for the six months ended June 30, 2008 from $55 million for the six months ended June 30, 2007, primarily due to the previously mentioned losses on retirement of debt, offset by a decrease in legal reserves and a charge in 2007 related to the provision for recoverability of regulatory assets at one of our Brazilian subsidiaries.

Other income

        Other income decreased $111 million to $150 million for the three months ended June 30, 2008 from $261 million for the three months ended June 30, 2007. The decrease is primarily due to a $135 million contract settlement gain at one of our subsidiaries in New York and a $93 million gross receipts tax recovery at two of our Latin American subsidiaries, both recorded during the second quarter of 2007. These decreases were offset by a $117 million gain related to the extinguishment of a gross receipts tax liability at one of our Brazilian subsidiaries and $14 million associated with an insurance recovery at another of our Brazilian subsidiaries recorded during the second quarter of 2008.

        Other income decreased $103 million to $195 million for the six months ended June 30, 2008 from $298 million for the six months ended June 30, 2007. The decrease is primarily due to the New York and Latin American items mentioned above, as well as other income of $17 million in the first quarter of 2007 related to a favorable legal settlement at one of our subsidiaries in Brazil. These decreases were offset by the gain on extinguishment of tax liability and insurance recovery items mentioned above, as well as $14 million of compensation for the impairment of plant assets and cessation of the power purchase agreement associated with a settlement agreement with the local government to shut down the Hefei generation facility in China recorded during the first quarter of 2008.

Gain on sale of investments

        Gain on sale of investments increased $899 million to $908 million for the three months ended June 30, 2008 from $9 million for the three months ended June 30, 2007 and increased $902 million to $912 million for the six months ended June 30, 2008 from $10 million for the six months ended June 30, 2007. The increase was primarily due to a $908 million net gain on the sale of two wholly-owned subsidiaries in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP in May 2008. Gain on

sale of investments for the three and six months ended June 30, 2007 included a net gain of $10 million on the sale of 0.91% of our ownership in Gener in May 2007.

Impairment expense

        Impairment expense for the three months ended June 30, 2008 was $25 million and consisted primarily of an impairment charge of $20 million at Uruguaiana, a thermoelectric plant located in Brazil. The impairment was the result of an analysis of Uruguaiana's long-lived assets, which was triggered by the combination of gas curtailments and increases in the spot market price of energy in 2007. Following an initial impairment charge in the fourth quarter of 2007, further charges were incurred in the current period due to fixed asset purchase commitments. There are no further purchase commitments for turbines. There was no impairment expense for the three months ended June 30, 2007.

        Impairment expense for the six months ended June 30, 2008 was $72 million and consisted primarily of cumulative impairment charges in the first and second quarter of $34 million resulting from the analysis of Uruguaiana's long-lived assets, as discussed above. Additionally, there was an impairment charge of $20 million related to South African peakers project development costs that were written off due to withdrawal from the project, as well as an impairment charge of $14 million associated with a settlement agreement to shut down the Hefei plant in China. There was no impairment expense for the six months ended June 30, 2007.

Foreign currency transaction (losses) gains on net monetary

        Foreign currency transaction (losses) gains were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
AES Corporation	$(11)	$1	$15	$3
Argentina	9	1	7	(3)
Brazil	(10)	7	(21)	8
Dominican Republic	—	1	—	1
Pakistan	(1)	(1)	(1)	(3)
Chile	(46)	(1)	(33)	(1)
Kazakhstan	(3)	(1)	(3)	6
Colombia	4	(7)	(2)	(8)
Cameroon	1	—	1	—
Philippines	(28)	—	(27)	—
Other	—	(1)	1	(1)

Total(1)	$(85)	$(1)	$(63)	$2

    (1)
    Includes $23 million and $11 million of losses on foreign currency derivative contracts for the three months ended June 30, 2008 and 2007, respectively and includes $18 million and $14 million of losses on foreign currency derivative contracts for the six months ended June 30, 2008 and 2007, respectively.

        The Company recognized foreign currency transaction losses of $85 million and $1 million, respectively, for the three months ended June 30, 2008 and 2007. The $84 million increase was primarily due to an increase in foreign currency transaction losses at Chile, Philippines, Brazil, and at

AES Corporation, offset by an increase in foreign currency transaction gains in Colombia and Argentina.

        For the three months ended June 30, 2008 the increase in foreign currency transaction losses in Chile of $45 million is primarily due to the devaluation of the Chilean Peso by 19%, resulting in losses at Gener (a U.S. Dollar functional currency subsidiary) associated with its net working capital denominated in Chilean Pesos, mainly cash, accounts receivables and VAT receivables.

        The increase of $28 million in foreign currency transaction losses in the Philippines for the three months ended June 30, 2008 is due to the weakening of the Philippine Peso to the U.S. Dollar on translation of external and intercompany loans at Masinloc in the Philippines.

        The increase in foreign currency transaction losses in Brazil of $17 million is primarily due to energy purchases made by Eletropaulo that were denominated in U.S. Dollar, resulting in foreign currency transaction losses of $17 million.

        The $11 million foreign currency loss at AES Corporation for the three months ended June 30, 2008 compared to the $1 million gain for the three months ended June 30, 2007 is primarily the result of losses on foreign currency forwards related to the capital contribution for Gener, partially offset by favorable exchange rates on notes denominated in GBP.

        The $4 million foreign currency transaction gain in Colombia for the three months ended June 30, 2008 compared to the $7 million loss for the three months ended June 30, 2007, is primarily due to the devaluation of the Colombian Peso by 6% in 2008 compared with an appreciation of 10% in 2007, mainly impacting Chivor's (a U.S. Dollar functional currency subsidiary) Colombian Peso denominated debt.

        For the three months ended June 30, 2008, the $8 million increase in foreign currency transaction gains in Argentina is primarily due to the appreciation of Argentinean Peso by 5% in 2008, resulting in gains at our generation businesses in Argentina (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt.

        The Company recognized foreign currency transaction losses of $63 million and $2 million, respectively, for the six months ended June 30, 2008 and 2007. The $65 million increase was primarily due to an increase in foreign currency transaction losses at Chile, Brazil, Philippines and Kazakhstan, offset by an increase in foreign currency transaction gains at AES Corporation, Argentina and Colombia.

        For the six months ended June 30, 2008 the increase in foreign currency transaction losses in Chile of $32 million is primarily due to the devaluation of the Chilean Peso by 5%, resulting in losses at Gener (a U.S. Dollar functional currency subsidiary) associated with its net working capital denominated in Chilean Pesos, mainly cash, accounts receivables and VAT receivables.

        The increase in foreign currency transaction losses in Brazil of $29 million is primarily due to energy purchases made by Eletropaulo that were denominated in U.S. Dollar, resulting in foreign currency transaction losses of $29 million.

        The increase of $27 million in foreign currency transaction losses in the Philippines for the six months ended June 30, 2008 is due to the weakening of the Philippine Peso to the U.S. Dollar on translation of external and intercompany loans at Masinloc in the Philippines.

        The unfavorable change in foreign currency transaction gains in Kazakhstan of $9 million for the six months ended June 30, 2008, is due to $6 million of foreign currency transaction gains related to energy sales denominated and fixed in the U.S. Dollar offset by $15 million in foreign currency transaction losses recorded on external debt and intercompany liabilities denominated in currencies other than the Kazakh Tenge functional currency.

        The $15 million foreign currency gain at AES Corporation for the six months ended June 30, 2008 compared to the $3 million gain for the six months ended June 30, 2007, is primarily the result of favorable exchange rates for cash accounts and outstanding notes denominated in Euros and GBP, partially offset by losses on foreign currency exchange forwards related to the capital contribution for Gener.

        The $10 million favorable swing in results for the six months ended June 30, 2008 compared with the same period in 2007 in Argentina, are primarily explained by the 4% appreciation of the Argentine Peso in 2008 compared to a 1% devaluation in 2007, affecting the U.S. Dollar denominated debt at our generation businesses in Argentina.

        For the six months ended June 30, 2008 the decrease in foreign currency transaction losses in Colombia of $6 million is primarily due to the lower appreciation of the Colombian Peso by 8% in 2008 compared with 2007, resulting in lower losses at Chivor (a U.S. Dollar functional currency subsidiary) associated with its Colombian Peso denominated debt.

Other non-operating expense

        Other non-operating expense was zero for the three months ended June 30, 2008 and $6 million for the three months ended June 30, 2007. The 2007 expense was related to an impairment in the Company's investment in AgCert, a United Kingdom based corporation that produces emission reduction credits.

        Other non-operating expense was zero for the six months ended June 30, 2008 and $45 million for the six months ended June 30, 2007. The 2007 expense was primarily due to an impairment in the Company's investment in AgCert. The Company acquired its investment in AgCert in May 2006 and, as required by generally accepted accounting principles, defined these securities as "available for sale". During the first half of 2007, the market value of these securities, based on traded market prices, materially declined. Based on accounting guidance outlined in FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," management concluded that the decline was "other than temporary" and recorded an impairment charge of $40 million. Additionally, a charge of $5 million was recognized for the decrease in value of the AgCert warrants.

Income taxes

        Income tax expense on continuing operations increased $42 million to $317 million for the three months ended June 30, 2008 from $275 million for the three months ended June 30, 2007. The Company's effective tax rates were 22% and 35% for the three months ended June 30, 2008 and 2007, respectively. Income tax expense on continuing operations increased $107 million to $557 million for the six months ended June 30, 2008 from $450 million for the six months ended June 30, 2007. The Company's effective tax rates were 27% and 38% for the six months ended June 30, 2008 and 2007, respectively.

        The net decrease in effective tax rate for the three months and six months ended June 30, 2008 compared to the same periods in 2007 was, primarily, due to the non-taxable gain on the sale of the Kazakhstan businesses, offset by an increase in U.S. taxes on distributions from the Company's primary holding company to facilitate early retirement of parent debt in 2008.

Net equity in earnings of affiliates

        Equity in earnings of affiliates decreased $2 million, or 9%, to $20 million for the three months ended June 30, 2008 from $22 million for the three months ended June 30, 2007. The decrease was primarily due to the impact of increased costs at Chigen, offset by increased earnings at Guacolda, an equity method investment held by Gener.

        There was no net impact on equity in earnings of affiliates for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Although net activity was flat, there were increased earnings at Guacolda. This increase was offset by increased losses in Turkey which has been under development and not generating revenue since acquisition in May 2007, as well as unfavorable earnings at Orissa Power, a coal-fired power plant in India.

Minority interest

        Minority interest expense increased $9 million to $257 million for the three months ended June 30, 2008 from $248 million for the three months ended June 30, 2007. The increase for the three months ended June 30, 2008 is primarily due to increased earnings at Sonel in Cameroon and one of our Brazilian subsidiaries as well as an increase in minority shareholders from approximately 10% to approximately 20% as a result of the share sale in October 2007 at Gener in Chile. These increases were offset by decreased earnings at Ras Laffan in Qatar and Oasis (Cayman) Ltd, as well as the net loss at Masinloc in the Philippines.

        Minority interest expense increased $44 million to $433 million for the six months ended June 30, 2008 from $389 million for the six months ended June 30, 2007. The increase is primarily due to increased earnings in addition to an increase in minority shareholders from approximately 10% to approximately 20% as a result of the share sale in October 2007 at Gener in Chile, as well as increased earnings and the appreciation of the Brazilian Real at our Brazilian subsidiaries, offset by decreased earnings at Merida III in Mexico, and Caess-EEO & Clesa in El Salvador.

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

        EDC, Central Valley and Eden were sold during 2007. For the three months ended June 30, 2007, income from operations of discontinued businesses, net of tax, was $9 million related to the operations of these businesses. Loss from disposal of discontinued businesses, net of tax, was $41 million for the three months ended June 30, 2007 and primarily represented additional impairment expense of $38 million associated with the finalization of the EDC sale.

        For the six months ended June 30, 2007, income from operations of discontinued businesses, net of tax, was $71 million related to the operations of these businesses. Loss from disposal of discontinued businesses, net of tax, was $1 million and $677 million, respectively, for the six months ended June 30, 2008 and 2007. Impairment expense in 2008 related primarily to clean up costs associated with the Central Valley sales agreement. The $677 million impairment expense in 2007 and was comprised of a $676 million impairment charge at EDC and a $1 million unfavorable adjustment to the originally recorded impairment charge recognized at Eden as a result of the finalization of the sale transaction.

Critical Accounting Policies and Estimates

        The consolidated financial statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2007 Annual Report on Form 10-K. The Company's critical accounting estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2007 Annual Report on Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

        The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the three months ended June 30, 2008. The only change to our policies is the adoption of SFAS No. 157.

Capital Resources and Liquidity

Overview

        We are a holding company whose operations are conducted through subsidiaries. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. This type of financing is non-recourse to other subsidiaries and affiliates and to the Parent Company and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. At June 30, 2008, we had $5.2 billion of recourse debt and $13.9 billion of non-recourse debt outstanding. For more information on our long-term debt, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

        In addition to utilizing non-recourse debt when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition. These investments have generally taken the form of equity investments or loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock and other securities, as well as proceeds from the sales of assets. Similarly, in certain of our businesses, we may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity with our subsidiaries or lenders. In such circumstances, if a subsidiary defaults on its payment or supply obligation, we will be responsible for the subsidiary's obligations up to the amount provided for in the relevant guarantee or other credit support.

        We expect to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or may not be available on economically attractive terms. If we decide not to provide any additional funding or credit support to a subsidiary that is under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent, and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to restructure the non-recourse debt financing. If such subsidiary is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary. At June 30, 2008, we had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $824 million (excluding those collateralized by letters of credit and other obligations discussed below).

        As a result of the Parent Company's below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counterparties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties; this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2008, we had $487 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. These letters of credit were provided under our revolver and senior unsecured credit facility. We pay letter of credit fees ranging from 1.63% to 4.95% per annum on the outstanding amounts. In addition, we had less than $1 million in surety bonds outstanding at June 30, 2008.

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

Cash Flows

        At June 30, 2008, cash and cash equivalents decreased by $315 million from December 31, 2007 to $1,743 million. The change in cash was due to $791 million of net cash provided by operating activities, $1,635 million of net cash used in investing activities, $526 million of net cash provided by financing activities and the positive effect of exchange rates on cash of $3 million.

Operating Activities

        Net cash provided by operating activities decreased $323 million, or 29%, to $791 million for the six months ended June 30, 2008 from $1,114 million for the same period in 2007. Excluding the impact of EDC, which provided $151 million of operating cash flow for the six months ended June 30, 2007, net cash provided by operating activities decreased $172 million. The decrease in cash flow from operating activities is partly a result of an increase in net working capital in our Asia Generation businesses of $63 million primarily due to an increase in first quarter receivables at Lal Pir and Pak Gen in Pakistan. Other decreases were increased working capital requirements in the Europe and Africa Generation businesses of $54 million, additional interest related to Parent Company debt, a decrease in the Latin America utilities businesses of $50 million which was primarily due to an unfavorable tariff reset in 2007 and an increase in regulatory assets comprised of recoverable purchased energy costs, decreases in the North America Generation businesses of $23 million primarily as a result of planned outages at New York and Ironwood and higher fuel costs, and increased working capital needs of $22 million in the Company's Alternative Energy businesses. This was partially offset by increases in our Latin America Generation businesses of $60 million primarily due to improved margin performance and $44 million improvement in net cash flow from operating activities at the Europe and Africa utility businesses for the six months ended June 30, 2008.

Investing Activities

        Net cash used for investing activities increased $480 million to $1,635 million for six months ended June 30, 2008 from $1,155 million for the six months ended June 30, 2007. This increase was primarily attributable to the following:

        Capital expenditures increased $269 million to $1,385 million for the six months ended June 30, 2008 from $1,116 million for the six months ended June 30, 2007. This was primarily due to a net increase in spending of $113 million for wind development projects and $140 million for plant construction at Gener in Chile.

        Acquisitions, net of cash acquired increased $822 million to $1,137 million for the six months ended June 30, 2008 from $315 million for the six months ended June 30, 2007. This increase was due to the purchase of coal-fired thermal power generation facility at Masinloc in the Philippines, as discussed in Footnote 13, and the purchase of Mountain View I & II during the first quarter. The activity in 2007 was mainly due to the purchase of two 230 MW petroleum coke-fired power plants at TEG/TEP in Mexico and the purchase of 51% interest in a joint venture with 26 MW existing capacity and a 390 MW development pipeline of hydroelectric projects in Turkey.

        Proceeds from the sales of businesses increased $312 million to $1,093 million for the six months ended June 30, 2008 from $781 million for the six months ended June 30, 2007. This increase was due to the sale of Ekibastuz, a coal-fired generation plant, and Maikuben, a coal mine, in Kazakhstan as discussed in Footnote 13. The activity in 2007 included proceeds from the sale of our businesses EDC in Venezuela for $739 million and Eden in Argentina for $17 million, as well as proceeds from the sale of approximately 1% of our shares in AES Gener for $25 million.

        Sales of short-term investments, net of purchases increased $432 million to $1 million net sales of short-term investments for the for the six months ended June 30, 2008 from $431 million net purchases of short-term investments for the six months ended June 30, 2007. The activity included an increase in net sales of $312 million and $125 million at Eletropaulo and Uruguaiana, respectively, both located in Brazil, as a result of a change to the investment strategy to acquire public debt and government securities and a $96 million decrease in net purchases at Ekibastuz for loan collateral in 2007. This was offset by a $149 million increase in net purchases at Brasiliana Energia in Brazil related to certificates of deposit, government debt securities and money market funds.

        Cash used in advances to affiliates and equity investments was $148 million for the six months ended June 30, 2008, primarily driven by our investment in AES Solar. Additionally, the Company also made additional equity investments in Turkish Hydros and Asia Alternative Energy for the Huanghua joint venture.

        Loan advances were $173 million for the six months ended June 30, 2008 and represented the Company's purchase of a convertible loan from a Brazilian wind development business in the first quarter of 2008.

Financing Activities

        Net cash provided by financing activities increased $438 million to $526 million for the six months ended June 30, 2008 from $88 million for the six months ended June 30, 2007. This change was primarily attributable to an increase in debt, net of repayments of $660 million offset by a decrease in contributions from minority interests of $173 million and an increase in payments for financed capital expenditures of $43 million.

        Issuances of recourse debt and non-recourse debt and revolving credit facilities, net for the six months ended June 30, 2008 were $2,390 million compared to issuances of recourse debt and non-recourse debt of $798 million for the six months ended June 30, 2007. This increase of $1,592 million was primarily due to an increase in recourse debt at the Parent Company of $672 million, net and increases in non-recourse debt at Philippines of $609 million and at IPL of $228 million, net.

        Repayments of recourse debt and non-recourse debt for the six months ended June 30, 2008 were $1,711 million compared to repayments of recourse debt, non-recourse debt and revolving credit facilities, net of $779 million for the six months ended June 30, 2007. The change of $932 million was predominately due to an increase in repayments of recourse debt at the Parent Company of $1,037 million offset by a decrease in repayments at Buffalo Gap II for $116 million, net.

        Minority contributions decreased $173 million to $161 million for the six months ended June 30, 2008 from $334 million for the six months ended June 30, 2007. The decrease in minority contributions is a result of the receipt of a contribution of $314 million from the tax equity partners at Buffalo Gap II in 2007 offset by current year minority contributions of $78 million at Mountain View I & II and $52 million at Gener.

        Financed capital expenditures increased $43 million for the six months ended June 30, 2008 predominately at Gener where we financed these capital expenditures by paying for them over a period greater than three months.

Parent Company Liquidity

        The following discussion of "Parent Company Liquidity" has been included because we believe it is a useful measure of the liquidity available to the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is not a measure under U.S. GAAP and should not be construed as an alternative to cash and cash equivalents, which are determined in accordance with U.S. GAAP, as a measure of liquidity. Cash and cash equivalents are disclosed in the condensed consolidated statement of cash flows. Parent Company Liquidity may differ from that of similarly titled measures used by other companies. Our principal sources of liquidity at the Parent Company level are:

  •
  dividends and other distributions from our subsidiaries, including refinancing proceeds;

  •
  proceeds from debt and equity financings at the Parent Company level, including availability under our credit facilities; and

  •
  proceeds from asset sales.

        Our cash requirements at the Parent Company level are primarily to fund:

  •
  interest and preferred dividends payments;

  •
  principal repayments of debt;

  •
  acquisitions;

  •
  construction commitments;

  •
  other equity commitments;

  •
  taxes; and

  •
  Parent Company overhead and development costs.

        In the second quarter, the Company completed a number of debt-related transactions that resulted in a net reduction of approximately $359 million of recourse debt. These transactions included

$222 million of debt paid at maturity, the repurchase of the tendered $763 million of senior notes maturing from 2009 to 2013, and the issuance of $625 million of 8% Senior Unsecured Notes at par value due 2020.

        The notes repaid at maturity were the outstanding $213 million of the 6.0% Junior Subordinated Convertible Debentures due May 15, 2008 and the outstanding $9 million of the 8.75% Senior Unsecured Notes due June 15, 2008.

        On May 15, 2008, the Company issued $625 million of 8% Senior Unsecured Notes ("Senior Notes") at par value due 2020. Deferred financing costs attributable to the issuance of the Senior Notes were approximately $10 million.

        On June 19, 2008 the Company repurchased $763 million of senior notes maturing from 2009 to 2013 in connection with a tender process. Specifically, the Company repurchased $314 million of the 9.50% Senior Notes due 2009, (the "2009 Notes"), $209 million of the 9.375% Senior Notes due 2010, (the "2010 Notes"), $178 million of the 8.875% Senior Notes due 2011, (the "2011 Notes") and $62 million of the 8.75% Second Priority Senior Secured Notes due 2013 (the "2013 Notes"). As a result, $154 million principal amount of the 2009 Notes, $214 million principal amount of the 2010 Notes, $129 million principal amount of the 2011 Notes and $690 million principal amount of the 2013 Notes remained outstanding as of June 30, 2008.

        The Company recognized and included a pre-tax loss on the retirement of senior notes for the three months ended June 30, 2008 of $55 million in "Other expense" which included $52 million of tender premiums and fees relating to the 2009, 2010, 2011, and 2013 Notes.

        Simultaneously with the tender of the senior notes, the Company also solicited and received consents from the noteholders of the 2013 Notes. The consent allowed the conformation of substantially all of the indenture covenants in the 2013 Notes to the covenants contained in the Senior Notes with the exception of those covenants related to security.

        The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facilities. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, "cash and cash equivalents" at June 30, 2008 and December 31, 2007 as follows:

Parent Company Liquidity	June 30, 2008	December 31, 2007
	(in millions)
Cash and cash equivalents	$1,743	$2,058
Less: Cash and cash equivalents at subsidiaries	1,048	743

Cash and cash equivalents at Parent and qualified holding companies	695	1,315

Borrowing available under revolving credit facility	486	520
Borrowing available under senior unsecured credit facility	329	318

Total Parent Company Liquidity	$1,510	$2,153

        The following table summarizes our Parent Company contingent contractual obligations as of June 30, 2008:

Contingent Contractual Obligations	Amount		Number of Agreements	Exposure Range for Each Agreement
	(in millions)			(in millions)
Guarantees	$824		37	<$1 - $149
Letters of credit under the revolving credit facility	264		12	<$1 - $194
Letters of credit under the senior unsecured credit facility	223		15	<$1 - $151
Surety bonds	—	(1)	1	< $1

Total	$1,311		65

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

        While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries' ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and senior unsecured credit facility. If, due to new corporate opportunities or otherwise, our capital requirements exceed amounts available from cash on hand or borrowings under our credit facilities, we may need to access the capital markets to raise additional debt or equity financing. However, the timing of our ability to access the capital markets may be affected as a result of prior period restatements of our financial statements and the material weaknesses in our internal controls over financial reporting described below under Item 4, "Controls and Procedures" of this Form 10-Q and Item 9A "Controls and Procedures" of our 2007 Annual Report on Form 10-K.

        Various debt instruments at the Parent Company level contain certain restrictive covenants. On July 29, 2008, the Parent Company and certain subsidiary guarantors entered into an agreement to amend, among other things, certain restrictive covenants. See further discussion in Note 15—Subsequent Events, in the accompanying condensed consolidated financial statements. The covenants provide for, among other items:

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheet related to such defaults was $88 million at June 30, 2008, all of which is non-recourse debt.

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

        The Value at Risk as of June 30, 2008 for foreign exchange, interest rate and commodities was $46.5 million, $141.9 million and $23.1 million, respectively. The decrease in foreign exchange, commodity, and interest rate VaR relative to the first quarter of 2008 is primarily due to lower market volatilities and maturing of commodity hedges.

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

        The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities and Exchange Act of 1934 was recorded, processed, summarized and reported accurately as evidenced by the material weaknesses described below.

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

        The CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        As reported in Item 9A of our 2007 Form 10-K filed on March 17, 2008, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2007. These material weaknesses continued to exist as of June 30, 2008. The following is a discussion of the material weaknesses, any of which could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

        A material weakness is a deficiency (within the meaning of PCAOB Auditing Standards No. 5), or combination of deficiencies, that result in there being a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Lack of Detailed Accounting Records for Certain Holding Companies:

        While testing newly implemented controls for both the Income Tax and Treatment of Intercompany Loan material weaknesses, during and subsequent to the fourth quarter of 2006, the Company identified a risk resulting from the failure to maintain separate legal entity books and records for certain holding companies. While the Company believes that it has manual processes in place to capture and segregate all material transactions, there remains a risk that due to the lack of detailed records of these holding companies, transactions and consolidations may not be captured timely or evaluated at the appropriate level of detail. The Company is attempting to track transactions; however, until this process is fully implemented, there is a risk that certain transactions may not be captured by the current manual processes in a timely manner or incorrect consolidation decisions may be made. As a result, the Company has determined that the failure to establish controls to maintain separate legal entity books and records for certain holding companies could result in a reasonable possibility of a material misstatement and thus continues to represent a material weakness as of June 30, 2008.

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

        As a result, the Company determined that the lack of effective controls could result in a reasonable possibility of material misstatement and thus continues to represent a material weakness as of June 30, 2008.

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

Lack of Detailed Accounting Records for Certain Holding Companies:

        While the Company believes that it has manual processes in place to capture all material transactions, there remains a risk that due to the lack of detailed records for these holding companies, transactions may not be timely captured or evaluated at the appropriate level of detail. As a part of the remediation plan, the Company is attempting to track transactions; however, until this process is fully implemented, there is a risk that certain transactions may not be captured by the current manual processes in a timely manner.

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

        Until the remediation steps identified above are fully implemented, there remains a reasonable possibility of a material misstatement. Accordingly, this item continues to represent a material weakness as of June 30, 2008.

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

  •
  centralized certain hedge assessments and valuations within the Corporate Accounting and Risk Management functions;

  •
  improved procedures to ensure the submission of contracts and contract modifications for U.S. GAAP evaluation;

  •
  provided additional training to both finance and non-finance employees who are responsible for hedging activities, development of power purchase agreements and negotiation of significant purchase contracts: and

  •
  performed an assessment of contracts dated prior to the implementation of the above controls (July 1, 2006) relative to the risk of additional errors. All contracts, which included a population of over 500, that were considered to have more than a minimal level of risk, were reviewed and analyzed to determine proper accounting treatment. As a result of this review, three contracts were determined to have been accounted for in error. Prior period results have been restated to reflect the correction of these errors.

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

        The Company continues to implement the remediation plans of this material weakness and it will assess the operating effectiveness of these controls as well as identify areas for improvement to the current execution of certain controls prior to concluding full remediation. Until the remediation steps identified above are fully implemented, there remains a reasonable possibility of material misstatement. Accordingly, this item is a material weakness as of June 30, 2008.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible; however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2008.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$888 million ($564 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice ("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletropaulo's appeal to the Special Court has been dismissed. Eletropaulo's appeal to the Supreme Court has also been dismissed, but Eletropaulo has petitioned the Supreme Court to reconsider that dismissal. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo may be required to provide security in the amount of its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In August 2000, the FERC announced an investigation into the organized California wholesale power markets in order to determine whether rates were just and reasonable. Further investigations involved alleged market manipulation. FERC requested documents from each of the AES Southland, LLC plants and AES Placerita, Inc. AES Southland and AES Placerita have cooperated fully with the FERC investigations. AES Southland was not subject to refund liability because it did not sell into the organized spot markets due to the nature of its tolling agreement. AES Placerita is currently subject to refund liability of $588,000 plus interest for spot sales to the California Power Exchange from October 2, 2000 to June 20, 2001 ("Refund Period"). In September 2004, the U.S. Court of Appeals for the Ninth Circuit issued an order addressing FERC's decision not to impose refunds for the alleged failure to file rates, including transaction specific data, for sales during 2000 and 2001 ("September 2004 Decision"). Although it did not order refunds, the Ninth Circuit remanded the case to FERC for a refund proceeding to consider remedial options. In June 2007, the U.S. Supreme Court declined to review the September 2004 Decision. The Ninth Circuit's temporary stay of the remand to FERC expired in November 2007. In March 2008, FERC issued its order on remand, requiring the parties to engage in settlement discussions before a settlement judge and establishing procedures for an evidentiary hearing if the settlement process fails. In addition, in August 2006 in a separate case, the Ninth Circuit confirmed the Refund Period, expanded the transactions subject to refunds to include multi-day transactions, expanded the potential liability of sellers to include any pre-Refund Period tariff violations, and remanded the matter to FERC ("August 2006 Decision"). After a temporary stay of the proceeding expired, various parties filed petitions for rehearing in November 2007. The August 2006 Decision may allow FERC to reopen closed investigations and order relief. AES Placerita made sales during the periods at issue in the September 2004 and August 2006 Decisions. Both appeals may be subject to further court review, and further FERC proceedings on remand would be required to determine potential liability, if any. Prior to the August 2006 Decision, AES Placerita's potential liability for the Refund and pre-Refund Periods could have approximated $23 million plus interest. However, given the September 2004 and August 2006 Decisions, it is unclear whether AES Placerita's potential liability is less than or exceeds that amount. AES Placerita believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In August 2001, the Grid Corporation of Orissa, India ("Gridco"), filed a petition against the Central Electricity Supply Company of Orissa Ltd. ("CESCO"), an affiliate of the Company, with the Orissa Electricity Regulatory Commission ("OERC"), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC's August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO's distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to and approved by the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the

Company to provide additional financial support to cover all of CESCO's financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited ("AES ODPL"), and Jyoti Structures ("Jyoti") pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the "CESCO arbitration"). In the arbitration, Gridco appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. An arbitration hearing with respect to the liability was conducted on August 3-9, 2005 in India. Final written arguments regarding liability were submitted by the parties to the arbitral tribunal in late October 2005. In June 2007, a 2 to 1 majority of the arbitral tribunal rendered its award rejecting Gridco's claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents' counterclaims were also rejected. The tribunal declared that the Company was the successful party and invited the parties to file papers on the allocation of costs. The Company subsequently filed an application to recover its costs of the arbitration, which is under consideration by the tribunal. In addition, in September Gridco filed a challenge of the arbitration award with the local Indian court. In June 2008, Gridco filed a separate application with the local Indian court for an order enjoining the Company from selling or otherwise transferring its shares in Orissa Power Generation Corporation Ltd's ("OPGC"), and requiring the Company to provide security in the amount of the contested damages in the CESCO arbitration until Gridco's challenge to the arbitration award is resolved. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In early 2002, Gridco made an application to the OERC requesting that the OERC initiate proceedings regarding the terms of OPGC existing power purchase agreement ("PPA") with Gridco. In response, OPGC filed a petition in the Indian courts to block any such OERC proceedings. In early 2005, the Orissa High Court upheld the OERC's jurisdiction to initiate such proceedings as requested by Gridco. OPGC appealed that High Court's decision to the Supreme Court and sought stays of both the High Court's decision and the underlying OERC proceedings regarding the PPA's terms. In April 2005, the Supreme Court granted OPGC's requests and ordered stays of the High Court's decision and the OERC proceedings with respect to the PPA's terms. The matter is awaiting further hearing. Unless the Supreme Court finds in favor of OPGC's appeal or otherwise prevents the OERC's proceedings regarding the PPA's terms, the OERC will likely lower the tariff payable to OPGC under the PPA, which would have an adverse impact on OPGC's financials. OPGC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). Florestal had been under the control of AES Sul ("Sul") since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica ("CEEE"), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The environmental agency ("FEPAM") has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. In February 2008, Sul and CEEE signed a "Technical Cooperation Protocol" pursuant to which they requested a new deadline from FEPAM in order to present a proposal. The proposal was delivered on April 8, 2008 and a response is still pending.

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

        In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.5 billion ($2.1 billion), which includes principal, interest and penalties under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million ($247 million). In March 2007, the dividends were determined to be worth approximately R$423 million ($198 million). SEB's defense was ruled groundless by the Circuit Court in December 2006. In January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. In April 2007, BNDES withdrew the attached dividends. In April 2008, BNDES filed a plea to seize an additional R$194 million ($123 million) in CEMIG dividends and the attached CEMIG shares. In July 2008, the plea was granted with respect to the additional R$194 million ($123 million) in CEMIG dividends. The 15th Federal Circuit Court will consider BNDES's request to seize the attached CEMIG shares after the net value of the alleged debt is recalculated in light of BNDES's seizure of dividends. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In January 2005, the City of Redondo Beach ("City") of California issued an assessment against Williams Power Co., Inc., ("Williams") and AES Redondo Beach, LLC ("AES Redondo"), an indirect subsidiary of the Company, for approximately $72 million in allegedly overdue utility users' tax ("UUT"), interest, and penalties relating to the natural gas used at AES Redondo's power plant from May 1998 through September 2004 to generate electricity. In September 2005, the City Tax Administrator held AES Redondo and Williams jointly and severally liable for approximately $57 million in UUT, interest, and penalties. In October 2005, AES Redondo and Williams filed respective appeals with the City Manager, who appointed a Hearing Officer to decide the appeal. In December 2006, the Hearing Officer overturned the City's assessment against AES Redondo (but not

Williams). In December 2006, Williams filed a petition for writ of mandate with the Los Angeles Superior Court challenging the Hearing Officer's decision. Pursuant to a court order, Williams later prepaid approximately $57 million to the City in order to litigate its petition and filed an amended petition. In March 2007, the City filed a petition for writ of mandate with the Superior Court challenging the Hearing Officer's decision as to AES Redondo. In March 2008, the Superior Court issued final decisions in favor of AES Redondo and Williams. The City has appealed both decisions to the California Court of Appeal. In addition, in July 2005, AES Redondo filed a lawsuit in Superior Court seeking a refund of UUT paid since February 2005 and an order that the City cannot charge AES Redondo UUT going forward. Williams later filed a similar complaint that was related to AES Redondo's lawsuit. After authorizing limited discovery on disputed jurisdictional and other issues, including whether AES Redondo and Williams must prepay to the City any allegedly owed UUT prior to judicially challenging the merits of the UUT, the Court stayed the cases in December 2006. Furthermore, since December 2005, the Tax Administrator has periodically issued UUT assessments against AES Redondo and Williams for allegedly overdue UUT on the gas used at the power plant since October 2004 ("New UUT Assessments"). AES Redondo has filed objections to those and any future UUT assessments with the Tax Administrator, who has indicated that he will only consider the amount of the New UUT Assessments, not the merits of them, given his September 2005 decision. In July 2008, AES and Williams reached a settlement with the City for the UUT assessment. AES received a final settlement payment of $29 million, equal to 50% of the original amount assessed of $57 million plus interest.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately $135,000. The Company has appealed this decision to the Supreme Court.

        In April 2006, a putative class action complaint was filed in the U.S. District Court for the Southern District of Mississippi ("District Court") on behalf of certain individual plaintiffs and all residents and/or property owners in the State of Mississippi who allegedly suffered harm as a result of Hurricane Katrina, and against the Company and numerous unrelated companies, whose alleged greenhouse gas emissions allegedly increased the destructive capacity of Hurricane Katrina. The plaintiffs assert unjust enrichment, civil conspiracy/aiding and abetting, public and private nuisance, trespass, negligence, and fraudulent misrepresentation and concealment claims against the defendants. The plaintiffs seek damages relating to loss of property, loss of business, clean-up costs, personal injuries and death, but do not quantify their alleged damages. In August 2007, the District Court dismissed the case. The plaintiffs have appealed to the U.S. Court of Appeals for the Fifth Circuit, which is considering the appeal. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydroelectric plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their sales to an AES trading company, Nurenergoservice LLP, and other affiliated companies in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT ($22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. The damages set forth in orders were affirmed by the headquarters of the Competition Committee, the economic court of first instance, and the court of appeals (first panel). Therefore, in February 2008, the Hydros paid the damages. The economic court later lifted an injunction on the Hydros' bank accounts and property in light of the payment of damages. In May 2008, the court of appeals (second panel) also affirmed the damages set forth in the Competition Committee's order. The Hydros intend to file appeals with the Supreme Court of Kazakhstan. In addition, the Competition Committee has initiated an investigation to determine whether Ust-Kamenogorsk HPP has violated antimonopoly laws since January 2007. The Hydros believe they have meritorious claims and defenses; however, there can be no assurances that they will prevail in these proceedings.

        In June 2007, the Competition Committee ordered AES Ust-Kamenogorsk TETS LLP ("UKT") to pay approximately 835 million KZT ($7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT ($2 million), as estimated by the Company, to certain customers that allegedly have paid unreasonably high power prices since January 2007. In November 2007, the economic court of first instance upheld the Competition Committee's order in part, finding that UKT had violated Kazakhstan's antimonopoly laws, but reduced the damages to be paid to the state to 833 million KZT ($7 million) and rejected the damages to be paid to customers. The court of appeals (first panel) later affirmed the economic court's decision and, therefore, in June 2008, UKT paid the damages. UKT's appeal to the court of appeals (second panel) was rejected in June 2008. UKT intends to appeal to the Supreme Court of Kazakhstan. In addition, the economic court has issued an injunction to secure UKT's alleged liability prohibiting UKT from transferring or disposing of its property; however, the injunction does not extend to UKT's bank accounts. In separate but related proceedings pursuant to administrative court order in August 2008, UKT paid approximately 70 million KZT ($600,000) in administrative fines for its alleged anti-monopoly violations. The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As UKT did not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In July 2007, the Competition Committee ordered Nurenergoservice to pay approximately 18 billion KZT ($147 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. Nurenergoservice subsequently appealed to the economic court of first instance. In April 2008, the economic court issued a decision affirming the Competition Committee's order. Nurenergoservice later filed an appeal with the court of appeals (first panel), which was rejected in July 2008. Nurenergoservice intends to appeal that decision. Also, the economic court has issued an injunction has been issued to secure Nurenergoservice's alleged liability, freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. Furthermore, in separate but related proceedings, in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 2 billion KZT (approximately $16 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The administrative proceedings have not resumed despite the July 2008 decision of the court of appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As Nurenergoservice did not prevail in the economic court or the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In August 2007, the Competition Committee ordered Sogrinsk TET to terminate its contracts with Nurenergoservice and Ust-Kamenogorsk HPP because of Sogrinsk's alleged antimonopoly violations in 2005 through January 2007. The Competition Committee did not order Sogrinsk to pay any damages or fines. The economic court of first instance, the court of appeals (first panel), and the court of appeals (second panel) have affirmed the order. Sogrinsk intends to appeal to the Supreme Court of Kazakhstan. The Competition Committee has not indicated whether it intends to assert claims against Sogrinsk for alleged antimonopoly violations post January 2007. Sogrinsk believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In March 2008, the financial police of Kazakhstan issued a resolution to initiate a criminal case against unnamed officials of Shulbinsk HPP relating to alleged tax evasion by Shulbinsk HPP. In May 2008, the financial police asserted criminal charges against the former general director and the former chief accountant of Shulbinsk HPP. Shulbinsk HPP believes that its former officials have meritorious defenses to the criminal charges, which will be asserted vigorously by those officials; however, there can be no assurances that those officials will be successful in their efforts.

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

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to recover damages from the Contractor for its delay in completing the construction of AESEC's majority-owned power facility in Murcia, Spain. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12 million ($19 million) for alleged unpaid milestone and scope change order payments, among other things, and an unspecified amount for an alleged early completion bonus. The final hearing is scheduled to begin in June 2009. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In September 2007, the New York Attorney General issued a subpoena to the Company seeking documents and information concerning the Company's analysis and public disclosure of the potential impacts that greenhouse gas ("GHG") legislation and climate change from GHG emissions might have on the Company's operations and results. The Company has produced documents and information in response to the subpoena.

        In October 2007, the Ekibastuz Tax Committee issued a notice for the assessment of certain taxes against AES Ekibastuz LLP. A portion of the assessment, approximately $1.7 million, relates to alleged environmental pollution. The review by the Ekibastuz Tax Committee is ongoing and their decision on any assessment, including the portion related to alleged environmental pollution, is not yet final. In addition, as the result of a subsequent tax audit which was completed on January 24, 2008, an additional amount of approximately 36 million KZT in principal, 20 million KZT in interest and 13 million KZT in penalty (collectively, approximately $600,000), was assessed as underpayment of taxes for the 2004 calendar year and VAT for January 2004. AES Ekibastuz appealed these assessments. However, this position was rejected by the Regional Tax Committee in a decision dated January 30, 2008. On February 29, 2008, AES Ekibastuz appealed to the Ministry of Finance of the Republic of Kazakhstan and is currently awaiting a decision.

        In February 2008, the Native Village of Kivalina and the City of Kivalina filed a complaint in the U.S. District Court for the Northern District of California ("District Court") against the Company and numerous unrelated companies, whose alleged greenhouse gas emissions are allegedly destroying the land upon which the plaintiffs are located. The plaintiffs assert nuisance and concert of action claims against the Company and the other defendants, and a conspiracy claim against a subset of the other defendants. The plaintiffs seek to recover relocation costs, estimated in the complaint to be from $95 million to $400 million, and other alleged damages from the defendants, which are not quantified. The Company has filed a motion to dismiss the case, which the plaintiffs are expected to oppose. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        A public civil action has been asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the "Associação") relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld on the first appeal found that Eletropaulo should either repair the alleged environmental damage by demolishing certain construction and reforesting the area, pursuant to a project which would cost approximately $628,180, or pay an indemnification amount of approximately $5 million. Eletropaulo has appealed this decision to the Supreme Court and is awaiting a decision.

        In 1993, a claim was filed by the Public Attorney's office against Eletropaulo, the Sao Paulo State Government, SABESP (a state owned company), CETESB (a state owned company) and DAEE (the municipal Water and Electric Energy Department), alleging that they were liable for pollution of the Billings Reservoir as a result of pumping water from Pinheiros River into Billings Reservoir. The events in question occurred while Eletropaulo was a state owned company. An initial lower court decision in 2007 found the parties liable for the payment of R$517.46 million ($333 million) for remediation. Eletropaulo subsequently appealed the decision and Eletropaulo is still awaiting a decision on the appeal. The filing of the appeal suspended the lower court's decision. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

Environmental Matters

        The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of June 30, 2008, the Company has recorded liabilities of $31 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of June 30, 2008.

        On March 10, 2006, the U.S. EPA promulgated the "Clean Air Interstate Rule" ("CAIR"), which required allowance surrender for SO2 and NOx emissions from existing power plants located in 28 eastern states and the District of Columbia. CAIR contemplated two implementation phases. The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively. A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015. To implement the required emission reductions for this rule, the states were to establish emission allowance-based "cap-and-trade" programs. CAIR was subsequently challenged in federal court and on July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit issued an opinion striking down CAIR. The opinion will not go in to effect until the Court issues its mandate officially vacating CAIR and directing the U.S. EPA to take actions consistent with the opinion. This is expected to occur shortly after the deadline for the parties to file petitions for rehearing. The deadline is August 25, 2008. As of June 30, 2008, the Company had assets of approximately $11 million related to these SO2 and NOx emission allowance programs and will evaluate any potential impairment in the third quarter of 2008, dependent upon the further actions of the Court.

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors as previously disclosed in our 2007 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Please see the Company's Form 10-Q for the period ended March 31, 2008 for a description of the Company's 2008 annual meeting and the matters voted upon therein.

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

THE AES CORPORATION (Registrant)
Date: August 7, 2008	By:	/s/ VICTORIA D. HARKER Name: Victoria D. Harker
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MARY E. WOOD Name: Mary E. Wood
Title: Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)