Form 10-Q
period 2008-09-30
AES CORP
filed 2008-11-06
CIK 874761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

(703) 522-1315
Registrant's telephone number, including area code:

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

         The number of shares outstanding of Registrant's Common Stock, par value $0.01 per share, at November 3, 2008, was 662,225,089.

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

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
TABLE OF CONTENTS

 PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE AES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)(1)		(Restated)(1)
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Regulated	$2,103	$1,741	$6,043	$5,045
Non-Regulated	2,242	1,743	6,552	4,870

Total revenues	4,345	3,484	12,595	9,915

Cost of Sales:
Regulated	(1,478)	(1,157)	(4,253)	(3,335)
Non-Regulated	(1,909)	(1,480)	(5,309)	(3,980)

Total cost of sales	(3,387)	(2,637)	(9,562)	(7,315)

Gross margin	958	847	3,033	2,600

General and administrative expenses	(90)	(93)	(287)	(261)
Interest expense	(458)	(453)	(1,362)	(1,289)
Interest income	157	122	406	359
Other expense	(18)	(24)	(128)	(79)
Other income	63	26	258	324
Gain on sale of investments	—	—	912	10
Impairment expense	(22)	(38)	(94)	(38)
Foreign currency transaction (losses) gains on net monetary position	(60)	9	(123)	11
Other non-operating expense	—	—	—	(45)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF AFFILIATES AND MINORITY INTEREST	530	396	2,615	1,592
Income tax expense	(168)	(156)	(725)	(606)
Net equity in (losses) earnings of affiliates	(4)	15	38	57
Minority interest	(213)	(163)	(646)	(552)

INCOME FROM CONTINUING OPERATIONS	145	92	1,282	491

Income from operations of discontinued businesses, net of income tax expense of $—, $—, $—, and $23, respectively	—	—	—	71
Gain (loss) from disposal of discontinued businesses, net of income tax expense of $—, $—, $—, and $—, respectively	—	12	(1)	(665)

NET INCOME (LOSS)	$145	$104	$1,281	$(103)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.22	$0.14	$1.91	$0.74
Discontinued operations, net of tax	—	0.02	—	(0.89)

BASIC EARNINGS (LOSS) PER SHARE	$0.22	$0.16	$1.91	$(0.15)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.22	$0.14	$1.87	$0.73
Discontinued operations, net of tax	—	0.01	—	(0.88)

DILUTED EARNINGS (LOSS) PER SHARE	$0.22	$0.15	$1.87	$(0.15)

(1)
See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,707	$2,058
Restricted cash	552	522
Short-term investments	1,453	1,306
Accounts receivable, net of reserves of $296 and $255, respectively	2,451	2,270
Inventory	597	480
Receivable from affiliates	24	56
Deferred income taxes—current	188	286
Prepaid expenses	202	137
Other current assets	1,219	1,076
Current assets of held for sale and discontinued businesses	—	145

Total current assets	8,393	8,336

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	987	1,052
Electric generation and distribution assets, and other	26,041	24,824
Accumulated depreciation	(7,937)	(7,591)
Construction in progress	2,999	1,774

Property, plant and equipment, net	22,090	20,059

Other assets:
Deferred financing costs, net of accumulated amortization of $264 and $227, respectively	370	352
Investments in and advances to affiliates	896	730
Debt service reserves and other deposits	610	568
Goodwill	1,468	1,416
Other intangible assets, net of accumulated amortization of $186 and $173, respectively	501	466
Deferred income taxes—noncurrent	563	647
Other assets	1,762	1,698
Noncurrent assets of held for sale and discontinued businesses	—	181

Total other assets	6,170	6,058

TOTAL ASSETS	$36,653	$34,453

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,141	$1,073
Accrued interest	351	255
Accrued and other liabilities	2,969	2,638
Non-recourse debt-current portion	800	1,142
Recourse debt-current portion	154	223
Current liabilities of held for sale and discontinued businesses	—	151

Total current liabilities	5,415	5,482

LONG-TERM LIABILITIES
Non-recourse debt	12,459	11,297
Recourse debt	5,231	5,332
Deferred income taxes-noncurrent	1,230	1,197
Pension liabilities and other post-retirement liabilities	769	921
Other long-term liabilities	3,615	3,754
Long-term liabilities of held for sale and discontinued businesses	—	65

Total long-term liabilities	23,304	22,566

MINORITY INTEREST	3,705	3,241
Commitments and Contingent Liabilities (see Note 8)
STOCKHOLDERS' EQUITY
Common stock ($.01 par value, 1,200,000,000 shares authorized; 672,857,157 issued and 662,165,890 outstanding at September 30, 2008 and 670,339,855 issued and outstanding at December 31, 2007)	7	7
Additional paid-in capital	6,826	6,776
Retained earnings (Accumulated deficit)	40	(1,241)
Accumulated other comprehensive loss	(2,500)	(2,378)
Treasury stock, at cost (10,691,267 and 0 shares at September 30, 2008 and December 31, 2007, respectively)	(144)	—

Total stockholders' equity	4,229	3,164

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,653	$34,453

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
		(Restated)(1)
	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,281	$(103)
Adjustments to net income:
Depreciation and amortization	760	694
(Gain) loss from sale of investments and impairment expense	(832)	91
Loss on disposal and impairment write-down—discontinued operations.	—	665
Provision for deferred taxes	296	148
Minority interest expense	645	567
Other	24	(44)
Changes in operating assets and liabilities
Increase in accounts receivable	(363)	(246)
Increase in inventory	(101)	(26)
Increase in prepaid expenses and other current assets	(46)	(100)
(Increase) decrease in other assets	(246)	209
Increase (decrease) in accounts payable and accrued liabilities	204	(46)
Increase in income taxes and other income tax payables, net	88	117
Decrease in other liabilities	(135)	(54)

Net cash provided by operating activities	1,575	1,872

INVESTING ACTIVITIES:
Capital expenditures	(1,963)	(1,729)
Acquisitions—net of cash acquired	(1,135)	(316)
Proceeds from the sale of businesses	1,093	835
Proceeds from the sale of assets	102	10
Proceeds from the sale of short-term investments	4,121	1,663
Purchase of short-term investments	(4,262)	(1,811)
Increase in restricted cash	(57)	(100)
(Increase) decrease in debt service reserves and other assets	(38)	56
Equity investments and advances to affiliates	(205)	(3)
Loan advances	(173)	—
Other investing	79	68

Net cash used in investing activities	(2,438)	(1,327)

FINANCING ACTIVITIES:
Borrowings (repayments) under the revolving credit facilities, net	382	(61)
Issuance of recourse debt	625	—
Repayments of recourse debt	(1,037)	—
Issuance of non-recourse debt	1,908	1,169
Repayments of non-recourse debt	(1,037)	(1,157)
Payments for deferred financing costs	(62)	(36)
Distributions to minority interests	(450)	(571)
Contributions from minority interests	407	359
Financed capital expenditures	(52)	(27)
Purchase of treasury stock	(143)	—
Other financing	21	39

Net cash provided by (used in) financing activities	562	(285)
Effect of exchange rate changes on cash	(50)	46

Total (decrease) increase in cash and cash equivalents	(351)	306
Cash and cash equivalents, beginning	2,058	1,358

Cash and cash equivalents, ending	$1,707	$1,664

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,141	$1,257
Cash payments for income taxes, net of refunds	$390	$460
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired in acquisition of subsidiary	$946	$447
Non-recourse debt assumed in acquisition of subsidiary	$12	$647
Liabilities extinguished due to sale of assets	$—	$134
Liabilities assumed in acquisition of subsidiary	$7	$39
Assets acquired in noncash asset exchange	$18	$—
Assets disposed of in noncash asset exchange	$4	$—

(1)
See Note 1 related to the restated condensed consolidated financial statements

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION

        In its report on Form 8-K dated February 29, 2008, the Company disclosed that it would be restating certain previously reported consolidated financial statements. On March 17, 2008, the Company filed its Annual Report for the year ended December 31, 2007 on Form 10-K ("the 2007 Form 10-K") which included the restatement of prior periods, including selected quarterly data. The condensed consolidated financial statements presented in Item 1 and the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 reflect the restatement of selected 2007 quarterly financial information to conform to the 2007 Form 10-K. Certain prior period amounts have been reclassified within the condensed consolidated financial statements to conform to current year presentation. In addition, the prior period condensed consolidated financial statements in this Quarterly Report have been restated to reflect businesses held for sale and discontinued operations as discussed in Note 7 of these condensed consolidated financial statements.

Consolidation

        In this Quarterly Report the terms "AES", "the Company", "us" or "we" refer to the consolidated entity including its subsidiaries and affiliates. The terms "The AES Corporation", "the Parent" or "the Parent Company" refer only to the publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, variable interest entities in which the Company has an interest have been consolidated where the Company has been identified as the primary beneficiary. Investments in which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Presentation

        The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2007 audited consolidated financial statements and notes thereto, which are included in the 2007 Form 10-K, as filed.

Significant New Accounting Policies

Fair Value of Financial Instruments

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurement, ("SFAS No. 157"). SFAS No. 157 provides enhanced guidance for using fair

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

value to measure assets and liabilities, but does not expand the application of fair value accounting to any new circumstances. The Company adopted SFAS No. 157 on January 1, 2008.

        SFAS No. 157 is applied prospectively, except for changes in fair value for existing derivative financial instruments that include an adjustment for a blockage factor, existing hybrid instruments measured at fair value and financial instruments accounted for in accordance with EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities ("EITF No. 02-3"), under which day one gain or loss recognition was prohibited. For these instruments, the impact of the adoption of SFAS No. 157 can be recorded as an adjustment to beginning retained earnings in the year of adoption. The Company does not have any of these financial instruments; therefore there is no cumulative impact of the adoption of SFAS No. 157 for AES. The adoption of SFAS No. 157 did not materially impact the Company's financial condition, results of operations, or cash flows.

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

        Level 1—unadjusted quoted prices in active markets accessible by the reporting entity for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

        Level 3—pricing inputs that are unobservable, or less observable, from objective sources. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort. These are given the lowest priority and are generally used in internally developed methodologies to generate management's best estimate of the fair value when no observable market data is available.

        A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest.

        At AES, SFAS No. 157 is applicable to short and long-term investments in debt and equity securities, included in the balance sheet line items "Short-term investments" and "Other assets (Noncurrent)", derivative assets, included in "Other current assets" and "Other assets (Noncurrent)" and derivative liabilities, included in "Accrued and other liabilities (current)" and "Other long-term liabilities". The Company uses valuation techniques and methodologies that maximize the use of observable inputs and minimize the use of unobservable inputs. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. The valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Investments are generally fair valued based on quoted market prices or other observable market data such as interest rate indices. The Company's investments are primarily certificates of deposit, government debt securities and money market funds. Derivatives are valued using observable data as inputs into internal valuation models. The Company's derivatives primarily consist of interest rate swaps, foreign currency instruments, and commodity and embedded derivatives. Additional discussion regarding the nature of these financial instruments and valuation techniques can be found in Note 12—Fair Value Measurement.

New Accounting Pronouncements

        The following accounting standards became effective for AES during 2008.

FSP No. 157-1: Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.

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

FSP No. 157-2: Effective Date of FASB Statement No. 157.

        In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15,

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

2008, or January 1, 2009 for AES. AES is currently evaluating the future impact of SFAS No. 157 on these assets and liabilities.

SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS No. 115.

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

FSP No. 157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("FSP No. 157-3"). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore is effective for AES at September 30, 2008. The adoption of FSP No. 157-3 did not have a material impact on the Company.

        The following accounting standards have been issued, but as of September 30, 2008 are not yet effective and have not been adopted by AES.

SFAS No. 141(R): Business Combinations and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

retroactive adoption. Early adoption is prohibited. AES has not completed its analysis of the potential future impact of SFAS No. 141(R) and SFAS No. 160.

SFAS No. 161: Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities ("SFAS No. 161"), which expands the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The enhanced quantitative and qualitative disclosures will include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value Instruments, ("SFAS No. 107") to clarify that derivative instruments are subject to SFAS No. 107 disclosure requirements regarding concentration of credit risk. The Company will incorporate the additional disclosures beginning with its Form 10-Q for the three months ending March 31, 2009.

SFAS No 162: The Hierarchy of Generally Accepted Accounting Principles.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, ("SFAS No. 162") that identifies the framework, or hierarchy for selecting accounting principles to be used in preparing financial statements presented in conformity with U.S. GAAP. SFAS No. 162 amends the existing U.S. GAAP hierarchy established and set forth in the American Institute of Certified Public Accountants ("AICPA") Statement of Auditing Standard No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, ("SAS 69"). The framework serves as a guide in determining the appropriate accounting treatment to be used for a transaction or event. We do not expect SFAS No. 162 to have an impact on Company's current accounting practices. The Standard will become effective 60 days following the SEC's approval of Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

FSP No. FAS 142-3: Determination of the Useful Life of Intangible Assets.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

of FSP No. 142-3, but does not believe the adoption will have a material impact on the Company's financial condition, results of operations, or cash flows.

FSP No. APB 14-1: Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP No. APB 14-1") which clarifies that convertible debt instruments that may be settled in cash or other assets upon conversion are not addressed by APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB No. 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity's financial statements. FSP APB No. 14-1 must be applied retrospectively for all periods presented and is effective for the Company beginning on January 1, 2009. Retroactive application is required for all periods presented for instruments that were outstanding during the period. Early adoption is prohibited. AES has reviewed the impact of FSP No. APB 14-1 and determined that FSP No. APB 14-1 is not applicable for any of the Company's instruments.

EITF 08-3: Accounting by Lessees for Maintenance Deposits.

        In June 2008, the EITF issued EITF 08-3, Accounting by Lessees for Maintenance Deposits, ("EITF 08-3"), which clarifies how a lessee accounts for nonrefundable maintenance deposits. Under EITF 08-3 nonrefundable maintenance deposits will be recorded as a deposit asset and as reimbursable maintenance is performed by the lessee, the underlying maintenance is expensed or capitalized in accordance with the lessee's accounting policy. EITF 08-3 is effective for the Company beginning on January 1, 2009. Early adoption is not permitted. The effect of adoption will be reflected as a change in accounting principle through a cumulative effect adjustment to the opening balance of retained earnings in the year of adoption. AES is currently reviewing the potential impact of EITF 08-3, but at this time does not believe it will have a material impact on the Company's financial statements.

FSP FAS 133-1 and FIN 45-4: Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No. 161.

        In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No. 161, ("FSP No. FAS 133-1 & FIN 45-4" or "the FSP") to address the concerns of financial statement users that existing disclosure requirements under SFAS No. 133 do not adequately reflect the potential adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives. FSP No. FAS 133-1 & FIN 45-4 requires disclosure of additional information about these potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. The disclosures are required for all credit derivatives, whether freestanding or embedded in

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

a hybrid instrument. The FSP also amends FIN No. 45 to require additional disclosure about the current status of the payment/ performance risk of a guarantee. This new disclosure applies to all guarantees, not just those related to credit risk. The provisions in the FSP are effective for reporting periods ending after November 15, 2008, or December 31, 2008 for AES. AES will incorporate these additional disclosures into its Form 10-K for the year ending December 31, 2008. Comparative disclosures are required for periods subsequent to adoption. AES has reviewed the potential impact of FSP No. FAS 133-1 & FIN 45-4 and does not believe it will impact our derivative disclosures due to the fact that at this time the Company does not have any credit derivatives, but may require additional disclosures about payment or performance risk in cases where the Company is the guarantor. Additionally, the FSP clarifies that SFAS No. 161 is effective for all periods, including quarterly and annual periods beginning after November 15, 2008, or January 1, 2009 for AES.

Restatement of Consolidated Financial Statements

        The Company restated its consolidated financial statements as of and for the years ended December 31, 2005 and 2006 along with the condensed consolidated financial statements for each of the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 in its 2007 Form 10-K filed with the SEC on March 17, 2008. The restatement was primarily a result of the Company's material weakness remediation efforts related to accounting for contracts. The impact of the adjustments related to contract accounting resulted in an increase of approximately $7 million to income from continuing operations and net income for the three months ended September 30, 2007 and an increase of $8 million and a decrease of $8 million, respectively, to income from continuing operations and net loss for the nine months ended September 30, 2007.

        In addition to the adjustments related to contract accounting, the Company identified a number of smaller non-cash adjustments to its prior period financial statements ("Other Adjustments"), none of which was material, individually or in the aggregate, to the Company's 2007 financial statements. The impact of the Other Adjustments resulted in a decrease of approximately $6 million to income from continuing operations and net income for the three months ended September 30, 2007 and an increase of $1 million and a decrease of $1 million, respectively, to income from continuing operations and net loss for the nine months ended September 30, 2007. The restatement adjustments had no material impact on net cash flows.

        The total impact of all of the restatement adjustments was an increase of $1 million to income from continuing operations and net income for the three months ended September 30, 2007 and an increase of $9 million and a decrease of $9 million, respectively, to income from continuing operations and net loss for the nine months ended September 30, 2007. Please refer to the Company's 2007 Form 10-K for additional discussion on the restatement adjustments discussed above.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

1. FINANCIAL STATEMENT PRESENTATION (Continued)

        The following table details the impact of the restatement adjustments on the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	(in millions, except per share amounts)			(in millions, except per share amounts)
	As Originally Filed	Restatement Adjustments	Restated	As Originally Filed	Restatement Adjustments	Restated
Revenues:
Regulated	$1,742	$(1)	$1,741	$5,056	$(11)	$5,045
Non-Regulated	1,729	14	1,743	4,868	2	4,870

Total revenues	3,471	13	3,484	9,924	(9)	9,915

Cost of Sales:
Regulated	(1,153)	(4)	(1,157)	(3,360)	25	(3,335)
Non-Regulated	(1,478)	(2)	(1,480)	(3,980)	—	(3,980)

Total cost of sales	(2,631)	(6)	(2,637)	(7,340)	25	(7,315)

Gross margin	840	7	847	2,584	16	2,600

General and administrative expenses	(93)	—	(93)	(264)	3	(261)
Interest expense	(448)	(5)	(453)	(1,281)	(8)	(1,289)
Interest income	122	—	122	363	(4)	359
Other expense	(25)	1	(24)	(90)	11	(79)
Other income	25	1	26	324	—	324
Gain on sale of investments	—	—	—	10	—	10
Impairment expense	(38)	—	(38)	(38)	—	(38)
Foreign currency transaction gains on net monetary position	2	7	9	(2)	13	11
Other non-operating expense	—	—	—	(45)	—	(45)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF AFFILIATES AND MINORITY INTEREST	385	11	396	1,561	31	1,592
Income tax expense	(146)	(10)	(156)	(601)	(5)	(606)
Net equity in earnings of affiliates	15	—	15	56	1	57
Minority interest expense	(163)	—	(163)	(534)	(18)	(552)

INCOME FROM CONTINUING OPERATIONS	91	1	92	482	9	491
Income from operations of discontinued businesses, net of income tax	—	—	—	71	—	71
Gain (loss) from disposal of discontinued businesses, net of income tax	12	—	12	(665)	—	(665)

NET INCOME (LOSS)	$103	$1	$104	$(112)	$9	$(103)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.14	$—	$0.14	$0.72	$0.02	$0.74
Discontinued operations, net of tax	0.01	0.01	0.02	(0.89)	—	(0.89)

BASIC EARNINGS (LOSS) PER SHARE	$0.15	$0.01	$0.16	$(0.17)	$0.02	$(0.15)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.14	$—	$0.14	$0.71	$0.02	$0.73
Discontinued operations, net of tax	0.01	—	0.01	(0.88)	—	(0.88)

DILUTED EARNINGS (LOSS) PER SHARE	$0.15	$—	$0.15	$(0.17)	$0.02	$(0.15)

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

2. INVENTORY

        The following table summarizes our inventory balances as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in millions)
Coal, fuel oil and other raw materials	$323	$239
Spare parts and supplies	274	241

Total	$597	$480

3. LONG-TERM DEBT

Defaults on Non-Recourse Debt

        Subsidiary non-recourse debt in default, including any temporarily waived default, is classified as current debt, in the accompanying condensed consolidated balance sheet. The following table summarizes the Company's subsidiary non-recourse debt in default or accelerated as of September 30, 2008:

		September 30, 2008
	Primary Nature of Default
Subsidiary		Default	Net Assets
		(in millions)
Aixi	Payment	$4	$6
Kelanitissa	Covenant	55	3
Pak Gen	Covenant	4	1

Total		$63

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

Recourse Debt Transactions

  Financing and Tender Offer

        In the second quarter of 2008, the Company completed a number of debt-related transactions that resulted in a net reduction of approximately $359 million in aggregate principal of recourse debt. These transactions included $222 million of debt paid at maturity, the repurchase of the $763 million of senior notes maturing from 2009 to 2013 that were tendered in the Company's publicly announced tender offer, and the issuance of $625 million of 8% Senior Unsecured Notes due 2020 at par value.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

3. LONG-TERM DEBT (Continued)

        The notes repaid at maturity were the outstanding $213 million of the 6.0% Junior Subordinated Convertible Debentures due May 15, 2008 and the outstanding $9 million of the 8.75% Senior Unsecured Notes due June 15, 2008.

        On May 15, 2008, the Company issued $625 million of 8% Senior Unsecured Notes due 2020 at par value. Deferred financing costs attributable to the issuance of these senior notes were approximately $10 million.

        On June 19, 2008 the Company repurchased $763 million aggregate principal of senior notes maturing from 2009 to 2013 in connection with its publicly announced tender offer. Specifically, the Company repurchased $314 million of the 9.50% Senior Notes due 2009, (the "2009 Notes"), $209 million of the 9.375% Senior Notes due 2010, (the "2010 Notes"), $178 million of the 8.875% Senior Notes due 2011, (the "2011 Notes") and $62 million of the 8.75% Second Priority Senior Secured Notes due 2013 (the "2013 Notes"). As a result, $154 million principal amount of the 2009 Notes, $214 million principal amount of the 2010 Notes, $129 million principal amount of the 2011 Notes and $690 million principal amount of the 2013 Notes remained outstanding as of September 30, 2008.

        The Company recognized a pre-tax loss on the retirement of senior notes for the nine months ended September 30, 2008 of $55 million in "Other expense" which included $52 million of tender premiums and fees.

        Simultaneously with the tender of the senior notes, the Company also solicited and received consents from the noteholders of the 2013 Notes to amend the related indenture so that the covenants conform to the covenants contained in the indenture governing the Company's senior unsecured notes, with the exception of those covenants related to security.

  Amendment of Credit Agreement

        On July 29, 2008, The AES Corporation and certain subsidiary guarantors amended and restated the Company's existing senior secured credit facility pursuant to the terms of the Fourth Amended and Restated Credit and Reimbursement Agreement, dated as of July 29, 2008 (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a $200 million term loan facility maturing on August 10, 2011, and $750 million revolving credit facility maturing on June 23, 2010.

        The Company entered into the Amended and Restated Credit Agreement to, among other things: (i) increase the size of the Restricted Payments basket; (ii) reduce the required minimum Cash Flow Coverage Ratio (as defined therein) and increase the maximum Recourse Debt to Cash Flow Ratio (as defined therein); (iii) clarify and make modifications in the provisions that permit hedging activities; and (iv) make certain other changes, such as excluding certain equity-like securities from the definition of Recourse Debt, amending the financial reporting and environmental notice requirements, clarifying that the term "Permitted Business" includes climate solutions, carbon offsets, biofuels, battery storage and ancillary businesses, including related trading activities and amending certain other definitions and covenants.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

4. EARNINGS PER SHARE

        Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period, after giving effect to stock splits. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options, warrants, deferred compensation arrangements and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended September 30,
	2008			2007
	Income	Shares	$ per Share	Income	Shares	$ per Share
				(Restated)		(Restated)
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations	$145	669	$0.22	$92	666	$0.14
EFFECT OF DILUTIVE SECURITIES
Convertible securities	—	—	—	—	—	—
Stock options	—	4	—	—	8	—
Restricted stock units	—	2	—	—	1	—

DILUTED EARNINGS PER SHARE	$145	675	$0.22	$92	675	$0.14

	Nine Months Ended September 30,
	2008			2007
	Income	Shares	$ per Share	Income	Shares	$ per Share
				(Restated)		(Restated)
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations	$1,282	671	$1.91	$491	667	$0.74
EFFECT OF DILUTIVE SECURITIES
Convertible securities	16	15	(0.04)	—	—	—
Stock options	—	5	—	—	9	(0.01)
Restricted stock units	—	2	—	—	1	—

DILUTED EARNINGS PER SHARE	$1,298	693	$1.87	$491	677	$0.73

        There were approximately 9,221,476 and 5,723,468 additional options outstanding at September 30, 2008 and 2007, respectively, that could potentially dilute basic earnings per share in the future. Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related periods. For the three months ended September 30, 2008 and 2007, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. For the nine months ended September 30, 2008, convertible

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

4. EARNINGS PER SHARE (Continued)

debentures were included in the earnings per share calculation as their impact was dilutive. For the nine months ended September 30, 2007, all convertible debentures were omitted from the earnings per share calculation. During the nine months ended September 30, 2008, 661,419 shares of common stock were issued under the Company's profit sharing plan and 1,361,128 shares of common stock were issued upon the exercise of stock options. In addition, the Company repurchased 10,691,267 shares as part of its share repurchase program announced in August 2008. See further discussion in Note 15—Stock Repurchase Plan.

5. OTHER INCOME (EXPENSE)

        The components of other income were summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Contract settlement gain	$—	$—	$—	$135
Gross receipts tax recovery	—	—	—	93
Gain on sale of assets	23	6	27	14
Gain on extinguishment of liabilities	—	2	124	14
Legal/dispute settlement	29	1	31	18
Other	11	17	76	50

Total other income	$63	$26	$258	$324

        Other income generally includes gains on asset sales and extinguishments of liabilities, favorable judgments on legal settlements and other income from miscellaneous transactions. Other income of $63 million for the three months ended September 30, 2008 primarily consisted of $29 million of cash proceeds received by AES Southland in California for a legal settlement and $23 million of gains associated with a sale of land at Eletropaulo in Brazil and sales of turbines at Itabo in the Dominican Republic. Other income of $258 million for the nine months ended September 30, 2008 included income from the above mentioned legal settlement and sales of assets, as well as a $117 million gain related to the extinguishment of a tax liability at Eletropaulo, $14 million associated with insurance recoveries at Uruguaiana in Brazil, and $14 million of compensation for the impairment associated with a settlement agreement to shut down the Hefei plant in China. Other income of $26 million for the three months ended September 30, 2007 primarily consisted of gains on the sale of assets and insurance recoveries. Other income of $324 million for the nine months ended September 30, 2007, included a $135 million contract settlement gain at Eastern Energy in New York, a $93 million gross receipts tax recovery at Eletropaulo and Tiete in Brazil, and $17 million associated with a favorable legal settlement during the first quarter of 2007 at Eletropaulo.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

5. OTHER INCOME (EXPENSE) (Continued)

        The components of other expense were summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Loss on sale and disposal of assets	$10	$18	$25	$30
Loss on extinguishment of debt	1	1	70	4
Other	7	5	33	45

Total other expense	$18	$24	$128	$79

        Other expense generally includes losses on asset sales, losses on the extinguishment of debt, charges from legal disputes and losses from other miscellaneous transactions. Other expense of $18 million for the three months ended September 30, 2008 was primarily comprised of losses on disposal of assets. Other expense of $128 million for the nine months ended September 30, 2008, was primarily comprised of $69 million of losses related to the extinguishment of debt at the Parent Company in connection with a refinancing in June 2008 as further discussed in Note 3—Long Term Debt and at IPALCO associated with a $375 million refinancing in April 2008, as well as legal reserves and losses on disposal of assets. Other expense of $24 million for the three months ended September 30, 2007 primarily consisted of losses on disposal of assets at Eletropaulo. Other expense of $79 million for the nine months ended September 30, 2007 included contingencies, losses on disposal of assets and a charge related to the provision for recoverability of regulatory assets at Eletropaulo.

6. SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

  50%-or-less Owned Affiliates

        During the third quarter of 2008, the Company entered into joint ventures to acquire interests in three wind farm projects in China—Guohua AES (Hulunbeier) Wind Power Co., Ltd.; Guohua AES (Chenba'erhu) Wind Power Co., Ltd.; and Guohua AES (Xinba'erhu) Wind Power Co., Ltd. The Company owns a 49% equity interest in each of these joint ventures, which are accounted for under the equity method of accounting. As of September 30, 2008, AES has invested approximately $13 million in these joint ventures.

        In March 2008, the Company formed AES Solar Ltd, a joint venture with Riverstone Holdings LLC ("Riverstone"). AES Solar will develop land-based solar photovoltaic panels that capture sunlight to convert into electricity that feeds directly into power grids. AES Solar is accounted for under the equity method of accounting based on the Company's 50% ownership in the joint venture. Under the terms of the agreement, the Company and Riverstone will each provide up to $500 million of capital over the next five years. As of September 30, 2008, AES had invested approximately $124 million in the joint venture.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

6. SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES (Continued)

        The following table summarizes financial information of the affiliates in which the Company owns 50% or less and has the ability to exercise significant influence but does not control. These are accounted for using the equity method. It excludes information related to the Companhia Energetica de Minas Gerais ("CEMIG") business because the Company discontinued the application of the equity method in accordance with its accounting policy regarding equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Revenue	$301	$269	$889	$730
Gross margin	$14	$72	$99	$207
Net (loss) income	$(3)	$51	$80	$127

  Majority-owned Unconsolidated Subsidiaries

        The following table summarizes financial information of the Company's majority-owned unconsolidated subsidiaries that are accounted for using the equity method. It includes information related to Barry, Cartagena, Cili, and IC Ictas Energy Group. Although the Company continues to maintain 100% ownership of Barry, as a result of an amended credit agreement, no material financial or operating decisions can be made without the banks' consent, and the Company no longer controls Barry. Consequently, the Company discontinued consolidating the business's results and began using the equity method to account for the unconsolidated majority-owned subsidiary. As variable interest entities, Cartagena, Cili and IC Ictas Energy Group were precluded from consolidation under the provisions of FIN No. 46(R), Variable Interest Entities, as the Company determined that it was not the primary beneficiary of the respective VIE's.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Revenue	$43	$45	$131	$114
Gross margin	$18	$21	$49	$52
Net loss	$(5)	$(7)	$(2)	$(2)

7. DISCONTINUED OPERATIONS

        On February 22, 2007, the Company entered into a definitive agreement with Petróleos de Venezuela, S.A., ("PDVSA") to sell all of its shares of EDC, a distribution business reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In addition, the agreement provided for the payment of a $120 million dividend in 2007 which was declared on March 1, 2007 payable to the EDC shareholders of record as of March 9, 2007. A wholly-owned

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

7. DISCONTINUED OPERATIONS (Continued)

subsidiary of the Company was the owner of 82.14% of the outstanding shares of EDC, and therefore, on May 31, 2007, received approximately $97 million in dividends (representing approximately $99 million in gross dividends offset by fees). The sale of EDC and the payment of the purchase price occurred on May 16, 2007. EDC is classified as "discontinued operations" and reflected as such on the face of the condensed consolidated financial statements for all periods presented. During the first quarter of 2007, the Company recognized an impairment charge of approximately $638 million related to this sale. As a result of the final disposition of EDC in May 2007, the Company recognized an additional impairment charge of approximately $38 million, net of income and withholding taxes. The total impairment charge of $676 million represented the net book value of the Company's investment in EDC less the selling price. The Company impaired the carrying value of EDC's electric generation and distribution assets to their net realizable value. The impairment expense was included in the loss from disposal of discontinued businesses line item on the condensed consolidated statement of operations for the nine months ended September 30, 2007.

        In May 2007, the Company's wholly-owned subsidiary, Central Valley, reached an agreement to sell 100% of its indirect interest in two biomass fired power plants located in central California (the 50 MW Delano facility and the 25 MW Mendota facility) for $51 million. These facilities, along with an associated management company (together, the "Central Valley Businesses") were included in the North America Generation segment. Central Valley is classified as "discontinued operations" in the Company's condensed consolidated financial statements for all periods presented. The sale closed on July 16, 2007 and the Company recognized a gain on the sale of approximately $12 million net of income and withholding taxes.

        The following table summarizes the revenue, income tax expense and income from operations of these discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Revenue	$—	$—	$—	$308

Income from operations of discontinued businesses	—	—	—	94
Income tax expense	—	—	—	(23)

Income from operations of discontinued businesses, net of tax	$—	$—	$—	$71

8. CONTINGENCIES AND COMMITMENTS

  Environmental

        The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2008, the Company had recorded liabilities of $31 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of September 30, 2008.

        On March 10, 2005, the U.S. Environmental Protection Agency ("EPA") promulgated the "Clean Air Interstate Rule" ("CAIR"), which required allowance surrender for sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emissions from existing power plants located in 28 eastern states and the District of Columbia. CAIR contemplated two implementation phases. The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively. A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015. To implement the required emission reductions for this rule, the states were to establish emission allowance-based "cap-and-trade" programs. CAIR was subsequently challenged in federal court and on July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit issued an opinion striking down CAIR. On September 19, 2008, EPA filed a petition for rehearing and rehearing en banc. On October 21, 2008, the Court issued an order requesting that certain petitioners, including AES Beaver Valley and AES Warrior Run, file a response to EPA's petition by November 5, 2008, indicating whether any such petitioners are seeking a vacatur of CAIR and whether the court should stay its mandate until EPA promulgates a revised rule. As of September 30, 2008, the Company had assets of approximately $8.4 million related to these SO2 and NOx emission allowance programs and will evaluate any potential impairment in the fourth quarter of 2008, dependent upon the further actions of the Court.

        As previously discussed in our 2007 annual report on Form 10-K, ten northeastern states, including New York, have entered into a memorandum of understanding under which the states coordinate to establish rules that require the reduction in CO2 emissions from power plant operations within those states. This initiative is called the Regional Greenhouse Gas Initiative ("RGGI"). On August 11, 2008 the New York State Environmental Board approved a regulation (6 NYCRR Part 242) establishing the New York component of RGGI's CO2 Budget Trading Program. The RGGI Allowance Auction Rule (21 NYCRR Part 507) was approved by the New York Energy Research and Development Authority (NYSERDA) Board of Directors on September 15, 2008. Both rules took effect in October 2008.

        Under these New York implementing rules, each budgeted source of CO2 emissions will be required to surrender one CO2 allowance for each CO2 metric tonne emitted during a three-year compliance period. All power generating facilities greater than 25 MW in the State of New York would be subject to the rules. Unlike the previously implemented Federal SO2 and NOx cap-and-trade emissions programs, under the New York rules, all allowances would be auctioned (rather than allocated to affected generating units) except for several small set aside accounts. Accordingly, the rules require that CO2 emitters acquire CO2 allowances either from the proposed auction or in the secondary emissions trading market. The first RGGI allowance auction took place on September 25, 2008 and the second is scheduled for December 17, 2008. The September auction yielded an allowance price of $3.07 per allowance. New York did not participate in the first auction, but will participate in the second.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

  Guarantees, Letters of Credit and Commitments

        As of September 30, 2008, AES had provided outstanding financial and performance related guarantees or other credit support commitments for the benefit of its subsidiaries, which were limited by the terms of the agreements to an aggregate of approximately $419 million (excluding investment commitments and those collateralized by letters of credit and surety bond obligations discussed below). The term of these credit support arrangements generally parallels the length of the related financing arrangements or transactions.

        As of September 30, 2008, the Company had $455 million in letters of credit outstanding under the revolving credit facility and under the senior unsecured credit facility that operate to guarantee performance of certain project development activities and subsidiary operations. The Company pays letter of credit fees ranging from 1.63% to 4.95% per annum on the outstanding amounts. In addition, the Company had less than $1 million in surety bonds outstanding at September 30, 2008.

        As of September 30, 2008, the Company had $326 million of commitments to invest in subsidiaries under construction and to purchase related equipment excluding approximately $387 million of such obligations already included in the letters of credit discussed above. The Company expects to fund these net investment commitments over time according to the following schedule: $181 million in the 4th quarter of 2008, $70 million in 2009, $25 million in 2010 and $50 million in 2011. The exact payment schedule will be dictated by construction milestones.

  Litigation

        The Company is involved in certain claims, suits and legal proceedings in the normal course of business, some of which are described below. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible; however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2008.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$899 million ($420 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletropaulo's appeal to the Special Court has been dismissed. The Supreme Court also dismissed Eletropaulo's appeal and, in October 2008, rejected Eletropaulo's petition for reconsideration. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo may be required to provide security in the amount of its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

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

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). Florestal had been under the control of AES Sul ("Sul") since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica ("CEEE"), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The parties filed defenses in response to the civil inquiry. The Public Attorney's Office then requested an injunction which the judge rejected on September 26, 2008. The Public Attorney's office has a right to appeal the decision. The environmental agency ("FEPAM") has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. In February 2008, Sul and CEEE signed a "Technical Cooperation Protocol" pursuant to which they requested a new deadline from FEPAM in order to present a proposal. The proposal was delivered on April 8, 2008. FEPAM responding by indicating that the parties should undertake the first step of the proposal which would be to retain a contractor. In its response Sul indicated that such step should be undertaken by CEEE as the relevant environmental events resulted from CEEE's operations.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

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

        In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.5 billion ($1.6 billion), which includes principal, interest and penalties under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million ($356 million). In March 2007, the dividends were determined to be worth approximately R$423 million ($198 million). In December 2006, SEB's defense was ruled groundless by the Circuit Court, and in January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. In April 2007, BNDES withdrew those attached dividends. Subsequently, BNDES has seized additional attached dividends, with approval of the court. In addition, in April 2008, BNDES filed a plea to seize the attached CEMIG shares. The 15th Federal Circuit Court will consider BNDES's request to seize the attached CEMIG shares after the net value of the alleged debt is recalculated in light of BNDES's seizure of dividends. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

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

        In April 2006, a putative class action complaint was filed in the U.S. District Court for the Southern District of Mississippi ("District Court") on behalf of certain individual plaintiffs and all residents and/or property owners in the State of Mississippi who allegedly suffered harm as a result of Hurricane Katrina, and against the Company and numerous unrelated companies, whose alleged greenhouse gas emissions allegedly increased the destructive capacity of Hurricane Katrina. The plaintiffs assert unjust enrichment, civil conspiracy/aiding and abetting, public and private nuisance, trespass, negligence, and fraudulent misrepresentation and concealment claims against the defendants. The plaintiffs seek damages relating to loss of property, loss of business, clean-up costs, personal injuries and death, but do not quantify their alleged damages. In August 2007, the District Court dismissed the case. The plaintiffs have appealed to the U.S. Court of Appeals for the Fifth Circuit, which heard oral arguments in November 2008 and is considering the appeal. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately $135,000. The Company has appealed this decision to the Supreme Court.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydroelectric plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their sales to an AES trading company, Nurenergoservice LLP, and other affiliated companies in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT ($22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. The damages set forth in orders were affirmed by the headquarters of the Competition Committee, the economic court of first instance, and the court of appeals (first panel). Therefore, in February 2008, the Hydros paid the damages. The economic court later lifted an injunction on the Hydros' bank accounts and property in light of the payment of damages. In May 2008, the court of appeals (second panel) also affirmed the damages set forth in the Competition Committee's order. In October 2008, the Supreme Court of Kazakhstan refused to consider the Hydro's appeal. In addition, the Competition Committee has initiated an investigation to determine whether Ust-Kamenogorsk HPP has violated antimonopoly laws since January 2007. That investigation is ongoing and the outcome cannot be predicted at this time.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

        In June 2007, the Competition Committee ordered AES Ust-Kamenogorsk TETS LLP ("UKT") to pay approximately 835 million KZT ($7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT ($2 million), as estimated by the Company, to certain customers that allegedly have paid unreasonably high power prices since January 2007. In November 2007, the economic court of first instance upheld the Competition Committee's order in part, finding that UKT had violated Kazakhstan's antimonopoly laws, but reduced the damages to be paid to the state to 833 million KZT ($7 million) and rejected the damages to be paid to customers. The court of appeals (first panel) later affirmed the economic court's decision and, therefore, in June 2008, UKT paid the damages. The economic court later lifted an injunction on UKT's property in light of the payment of damages. UKT's appeal of the decision of the court of appeals (first panel) was rejected by the court of appeals (second panel) in June 2008. UKT intends to appeal to the Supreme Court of Kazakhstan. In separate but related proceedings, in August 2008, pursuant to administrative court order, UKT paid approximately 70 million KZT ($600,000) in administrative fines for its alleged anti-monopoly violations. The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings.

        In July 2007, the Competition Committee ordered Nurenergoservice to pay approximately 18 billion KZT ($154 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. Nurenergoservice subsequently appealed to the economic court of first instance. In April 2008, the economic court issued a decision affirming the Competition Committee's order. Nurenergoservice's appeals to the court of appeals (first panel) and the court of appeals (second panel) were rejected in July and October 2008, respectively. Also, the economic court has issued an injunction has been issued to secure Nurenergoservice's alleged liability, freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. Furthermore, in separate but related proceedings, in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 2 billion KZT (approximately $17 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The administrative proceedings have not resumed despite the July 2008 decision of the court of first appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As Nurenergoservice did not prevail in the economic court or the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

        In August 2007, the Competition Committee ordered Sogrinsk TET to terminate its contracts with Nurenergoservice and Ust-Kamenogorsk HPP because of Sogrinsk's alleged antimonopoly violations in

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

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

        In November 2007, the Competition Committee initiated an investigation of allegations that Irtysh Power and Light, LLP ("Irtysh"), an AES company which manages the state-owned Ust-Kamenogorsk Heat Nets system, had violated Kazakhstan's antimonopoly laws in January through November 2007 by selling power at below-market prices. In February 2008, the Competition Committee determined that the allegations were baseless. However, the Competition Committee has since initiated an investigation to determine whether Irtysh has illegally coordinated with other AES companies concerning the sale of power. That investigation is ongoing and the outcome cannot be predicted at this time. Irtysh believes it has meritorious claims and defenses and will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

        In March 2008, the financial police of Kazakhstan issued a resolution to initiate a criminal case against unnamed officials of Shulbinsk HPP relating to alleged tax evasion by Shulbinsk HPP. In May 2008, the financial police asserted criminal charges against the former general director and the former chief accountant of Shulbinsk HPP. Subsequently, those charges were dropped.

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

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to recover damages from the Contractor for its delay in completing the construction of AESEC's majority-owned power facility in Murcia, Spain. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12 million ($15 million) for alleged unpaid milestone and scope change order payments, among other things, and an unspecified amount for an alleged early completion bonus. The final hearing is scheduled to begin in June 2009. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

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

        In February 2008, the Native Village of Kivalina and the City of Kivalina filed a complaint in the U.S. District Court for the Northern District of California against the Company and numerous unrelated companies, whose alleged greenhouse gas emissions are allegedly destroying the land upon which the plaintiffs are located. The plaintiffs assert nuisance and concert of action claims against the Company and the other defendants, and a conspiracy claim against a subset of the other defendants. The plaintiffs seek to recover relocation costs, estimated in the complaint to be from $95 million to $400 million, and other alleged damages from the defendants, which are not quantified. The Company has filed a motion to dismiss the case, which the plaintiffs are expected to oppose. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

8. CONTINGENCIES AND COMMITMENTS (Continued)

        In 1993, a claim was filed by the Public Attorney's office against Eletropaulo, the Sao Paulo State Government, SABESP (a state owned company), CETESB (a state owned company) and DAEE (the municipal Water and Electric Energy Department), alleging that they were liable for pollution of the Billings Reservoir as a result of pumping water from Pinheiros River into Billings Reservoir. The events in question occurred while Eletropaulo was a state owned company. An initial lower court decision in 2007 found the parties liable for the payment of R$517.46 million ($242 million) for remediation. Eletropaulo subsequently appealed the decision and Eletropaulo is still awaiting a decision on the appeal. The filing of the appeal suspended the lower court's decision. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In September 2008, IPL received a Clean Air Act Section 114 information request. The request seeks various information regarding production levels and projects implemented at IPL's generating stations, generally for the time period from January 1, 2001 to the date of the information request. This type of information request has been used in the past to assist the EPA in determining whether a plant is in compliance with applicable standards under the Clean Air Act. At this time it is not possible to predict what impact, if any, this request may have on IPL, its results of operation or its financial position.

        In November 2007, the U.S. Department of Justice ("DOJ") indicated to AES Thames, LLC ("AES Thames") that the United States Environmental Protection Agency ("EPA") had requested that the DOJ file a federal court action against AES Thames for alleged violations of the Clean Air Act ("CAA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act ("EPCRA"), in particular alleging that AES Thames had violated (i) the terms of its Prevention of Significant Deterioration ("PSD") air permits in the calculation of its steam load permit limit; and (ii) the CWA, CERCLA and EPCRA in connection with two spills of chlorinating agents. The DOJ subsequently indicated that it would like to settle this matter prior to filing a suit and negotiations are ongoing. During such discussions, the DOJ and EPA have accepted AES Thames method of operation and have asked AES Thames to seek a minor permit modification to clarify the air permit condition. On October 21, 2008, the DOJ proposed a civil penalty of $245,000 for the alleged violations. The Company believes that it has meritorious defenses to the claims asserted against it and if a settlement cannot be achieved, the Company will defend itself vigorously in any lawsuit.

  Regulatory Matters

        The European Commission (the Commission) has reached a decision, following its investigation into long term PPAs in Hungary, that the PPAs contain elements of illegal state aid, including AES Tisza's PPA. The decision also requires Hungary to terminate the PPAs within six months of notification of the decision to the generators with the PPAs, and to recover the alleged illegal state aid from the generators within ten months of notification. Hungary and the Commission are in the process of resolving confidentiality matters relating to the wording of the decision, which has not yet been published by the Commission or notified by the Commission to generators. AES Tisza is challenging the Commission's decision in the Court of First Instance of the European Communities.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

9. COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
Net income (loss)	$145	$104	$1,281	$(103)
Change in fair value of available-for-sale securities (net of income tax benefit of $—, $3, $1 and $1, respectively)	1	(4)	(1)	(1)
Foreign currency translation adjustments (net of income tax benefit (expense) of $33, $(4), $17 and $(10), respectively)	(263)	55	(166)	283
Derivative activity:
Reclassification to earnings (net of income tax benefit of $3, $10, $14 and $33, respectively)	1	(15)	(3)	(46)
Change in derivative fair value (net of income tax (expense) benefit of $(138), $(3), $(51) and $7, respectively)	190	(29)	50	5

Total change in fair value of derivatives	191	(44)	47	(41)
Change in unfunded pension obligation (net of income tax (expense) benefit of $(1), $—, $1 and $(7), respectively)	3	—	(2)	13

Comprehensive income	$77	$111	$1,159	$151

        The activity in accumulated other comprehensive loss was as follows for the nine months ended September 30, 2008 (in millions):

Accumulated other comprehensive loss December 31, 2007	$(2,378)
Change in fair value of available-for-sale securities	(1)
Change in foreign currency translation adjustments	(166)
Change in fair value of derivatives	47
Change in unfunded pension obligations	(2)

Accumulated other comprehensive loss September 30, 2008	$(2,500)

10. SEGMENTS

        The Company currently reports seven segments, which include:

  •
  Latin America Generation;

  •
  Latin America Utilities;

  •
  North America Generation;

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

10. SEGMENTS (Continued)

  •
  North America Utilities;

  •
  Europe & Africa Generation;

  •
  Europe & Africa Utilities; and

  •
  Asia Generation.

        The Company's segment reporting reflects how it manages the Company internally in terms of decision making and evaluating performance. The Company manages its business primarily on a geographic basis in two distinct lines of business—the generation of electricity ("Generation") and the distribution of electricity ("Utilities"). These businesses are distinguished by the nature of their customers, operational differences, cost structure, regulatory environment and risk exposure.

        Three regions, North America, Latin America and Europe & Africa, are engaged in both Generation and Utility businesses. Our Asia region only has Generation businesses. Accordingly, these businesses and regions account for seven segments. "Corporate and Other" includes corporate overhead costs which are not directly associated with the operations of our seven primary operating segments; interest income and expense; other intercompany charges such as management fees and self-insurance premiums which are fully eliminated in consolidation; and revenue, development and operational costs related to our Alternative Energy business, which is currently not material to our presentation of operating segments.

        The Company uses both revenue and gross margin as key measures to evaluate the performance of its segments. Segment revenue includes inter-segment sales related to the transfer of electricity from generation plants to utilities within Latin America. No inter-segment revenue relationships exist in other segments. Gross margin is defined as total revenue less operating expenses including depreciation and amortization and local fixed operating and other overhead costs. Corporate allocations include certain management fees and self insurance activity which are reflected within segment gross margin. All intra-segment activity has been eliminated with respect to revenue and gross margin within the segment; inter-segment activity has been eliminated within the total consolidated results.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

10. SEGMENTS (Continued)

        Information about the Company's operations by segment for the three and nine months ended September 30, 2008 and 2007, respectively, was as follows:

	Total Revenue		Inter-segment		External Revenue
Three Months Ended September 30,	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
	(in millions)		(in millions)		(in millions)
Latin America—Generation	$1,196	$918	$(285)	$(220)	$911	$698
Latin America—Utilities	1,618	1,312	—	—	1,618	1,312
North America—Generation	615	576	—	—	615	576
North America—Utilities	288	274	—	—	288	274
Europe & Africa—Generation	278	216	—	—	278	216
Europe & Africa—Utilities	197	155	—	—	197	155
Asia—Generation	398	235	—	—	398	235
Corporate/Other & eliminations	(245)	(202)	285	220	40	18

Total Revenue	$4,345	$3,484	$—	$—	$4,345	$3,484

	Total Revenue		Inter-segment		External Revenue
Nine Months Ended September 30,	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
	(in millions)		(in millions)		(in millions)
Latin America—Generation	$3,578	$2,474	$(795)	$(639)	$2,783	$1,835
Latin America—Utilities	4,644	3,789	—	(17)	4,644	3,772
North America—Generation	1,705	1,625	—	—	1,705	1,625
North America—Utilities	804	795	—	—	804	795
Europe & Africa—Generation	881	683	—	—	881	683
Europe & Africa—Utilities	595	478	—	—	595	478
Asia—Generation	1,054	686	—	—	1,054	686
Corporate/Other & eliminations	(666)	(615)	795	656	129	41

Total Revenue	$12,595	$9,915	$—	$—	$12,595	$9,915

	Total Gross Margin		Inter-segment		External Gross Margin
Three Months Ended September 30,	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
	(in millions)		(in millions)		(in millions)
Latin America—Generation	$385	$184	$(281)	$(216)	$104	$(32)
Latin America—Utilities	232	254	287	221	519	475
North America—Generation	147	207	6	5	153	212
North America—Utilities	82	86	1	—	83	86
Europe & Africa—Generation	49	35	1	2	50	37
Europe & Africa—Utilities	23	22	—	1	23	23
Asia—Generation	35	47	2	1	37	48
Corporate/Other & eliminations	5	12	(16)	(14)	(11)	(2)

Total Gross Margin	$958	$847	$—	$—	$958	$847

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

10. SEGMENTS (Continued)

	Total Gross Margin		Inter-segment		External Gross Margin
Nine Months Ended September 30,	2008	2007	2008	2007	2008	2007
		(Restated)		(Restated)		(Restated)
	(in millions)		(in millions)		(in millions)
Latin America—Generation	$1,103	$631	$(781)	$(609)	$322	$22
Latin America—Utilities	725	771	801	627	1,526	1,398
North America—Generation	549	535	17	13	566	548
North America—Utilities	194	245	3	2	197	247
Europe & Africa—Generation	240	167	4	4	244	171
Europe & Africa—Utilities	67	64	—	1	67	65
Asia—Generation	126	154	4	3	130	157
Corporate/Other & eliminations	29	33	(48)	(41)	(19)	(8)

Total Gross Margin	$3,033	$2,600	$—	$—	$3,033	$2,600

        Balance sheet information for businesses that were discontinued or held for sale are segregated and shown in the "Discontinued Businesses" line item in the following table. Assets by segment as of September 30, 2008 and December 31, 2007, respectively, were as follows:

	Total Assets
	September 30, 2008	December 31, 2007
	(in millions)
Latin America—Generation	$8,375	$7,659
Latin America—Utilities	8,339	8,780
North America—Generation	6,408	6,272
North America—Utilities	2,898	2,836
Europe & Africa—Generation	3,139	2,773
Europe & Africa—Utilities	1,045	1,020
Asia—Generation	3,468	2,305
Discontinued Businesses	—	326
Corp/Other & Eliminations	2,981	2,482

Total Assets	$36,653	$34,453

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

11. BENEFIT PLANS

        Total pension cost for the three and nine months ended September 30, 2008 and 2007 included the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign(1)
			(Restated)				(Restated)
	(in millions)				(in millions)
Service cost	$1	$3	$2	$2	$4	$10	$5	$7
Interest cost	8	121	8	98	24	365	23	288
Expected return on plan assets	(8)	(108)	(8)	(83)	(25)	(328)	(24)	(241)
Amortization of initial net asset	—	—	—	(1)	—	(2)	—	(5)
Amortization of prior service cost	1	—	1	—	2	—	2	—
Amortization of net loss	1	—	1	—	2	2	4	1

Total pension cost	$3	$16	$4	$16	$7	$47	$10	$50

(1)
Expense of $6 million is included in the above amounts and was reflected as part of discontinued operations for the nine months ended September 30, 2007.

        Total employer contributions for the nine months ended September 30, 2008 for our U.S. and foreign subsidiaries were $52 million and $109 million, respectively. The expected remaining scheduled annual employer contributions for 2008 are $6 million for U.S. subsidiaries, and $28 million for foreign subsidiaries.

12. FAIR VALUE DISCLOSURES

        In September 2006, the FASB issued SFAS No. 157, which provided a framework for measuring fair value and established a fair value hierarchy of the valuation techniques used to measure the fair value of financial assets and liabilities and expands disclosures about fair value measurement. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial assets and liabilities. Although the adoption of SFAS No. 157 did not materially impact the Company's financial condition, results of operations or cash flow, additional disclosures about our fair value measurements are discussed below.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

12. FAIR VALUE DISCLOSURES (Continued)

at fair value on a recurring basis at AES fall into two broad categories: investments and derivatives. Our investments are generally measured at fair value using the market approach and our derivatives are valued using the income approach.

  Investments

        These investments generally consist of debt and equity securities. Equity securities are adjusted to fair value using quoted market prices. Debt securities primarily consist of certificates of deposit, government debt securities and money market funds held by our Brazilian subsidiaries. The implementation of SFAS No. 157 did not result in a material change in the fair value of these investments due to the fact that these investments are primarily held by highly rated institutions and governmental agencies and therefore, the consideration of counterparty credit risk did not have a material impact on the determination of fair value. Returns and pricing on these instruments are generally indexed to the CDI (Brazilian equivalent to LIBOR), Selic (overnight borrowing rate) or IPGM (inflation) rates in Brazil and are adjusted based on the banks' assessment of the specific businesses. Fair value is determined based on comparisons to market data obtained for similar assets and are considered Level 2 inputs. The Company held some auction rate securities through IPALCO, a U.S. subsidiary in Indiana. The fair value of these securities was $2 million as of September 30, 2008. Based on the current credit environment these were evaluated for potential impairment and were determined to not be impaired at this time.

  Derivatives

        When deemed appropriate, the Company minimizes its risk from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial assets and liabilities. The Company's derivatives are primarily interest rate swaps on non-recourse debt to establish a fixed rate on variable rate debt, foreign exchange instruments to hedge against currency fluctuations and derivatives or embedded derivatives associated with commodity contracts. The Company's subsidiaries are counterparties to various interest rate swaps, interest rate options, foreign currency swaps and commodity and embedded derivatives in certain agreements, generally power purchase agreements ("PPA"). The fair value of our derivative portfolio was determined using internal valuation models, most of which are based on observable market inputs including interest rate curves and forward and spot prices for currencies and commodities. The primary pricing inputs used in determining the fair value of our interest rate swaps and our foreign currency exchange swaps are LIBOR swap rates and forward foreign exchange curves with the same duration as the instrument as reported in published information provided by pricing services. For each derivative, the projected forward swap rate is used to determine the stream of cash flows over the remaining term of the contract. The cash flows are then discounted using a spot discount rate to determine the fair value. To the extent that management can estimate the fair value of these assets or liabilities without the use of significant unobservable inputs, these derivatives are included in Level 2.

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

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

12. FAIR VALUE DISCLOSURES (Continued)

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

  Fair Value Considerations:

        In determining the fair value of our financial instruments, the Company considers the source of observable market data inputs, liquidity of the instrument, the credit risk and risk of nonperformance of itself or the counterparty to the contract. The conditions and criteria used to assess these factors are:

  Sources of Market Assumptions:

        The Company derives most of its financial instrument market assumptions from market efficient data sources (e.g. Bloomberg and Platt's). In some cases, where market data is not readily available, management uses comparable market sources and empirical evidence to derive market assumptions to determine a financial instrument's fair value.

  Market liquidity:

        Market liquidity is assessed by the Company based on criteria as to whether the financial instrument participates in an active or inactive market. An active market can be defined as a spot market or settlement mechanism environment and also a potential forward/futures market that is based on the activity in the forward/futures market. A financial instrument is considered to be in an active market if the prices are fully transparent to the market participants, can be measured by market bid and ask quotes, the market has a relatively large proportion of trading volume as compared to the Company's current trading volume and the market has a significant number of market participants that will allow the market to rapidly absorb the quantity of the assets traded without significantly affecting the market price. Other factors the Company considers when determining whether a market is active or inactive include the presence of government or regulatory control over pricing that could make it difficult to establish a market based price upon entering into a transaction.

  Nonperformance risk:

        The impact of nonperformance risk that includes credit risk considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available and the nature of master netting arrangements. The Company and its subsidiaries are counterparties to various interest rate swaps, interest rate options, foreign currency swaps, derivatives and embedded derivatives which subject the Company to nonperformance risk. The financial instruments held at the subsidiary level are generally non-recourse to the Parent Company.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

12. FAIR VALUE DISCLOSURES (Continued)

        Nonperformance risk on the investments held by the Company is incorporated in the investment's exit price that is derived from quoted market data that is used to mark-to-market the investment.

        Nonperformance risk on the Company's derivative instruments is an adjustment to the initial asset/liability fair value position that is derived from internally developed valuation models that utilize observable market inputs such as LIBOR interest swap rates, foreign exchange forward curves, and market commodity pricing or in certain cases utilize management assumptions to generate extrapolated inputs from observable market data. The Company adjusts for nonperformance risk by deducting a credit valuation adjustment ("CVA") that calculates counterparty risk based on the counterparty's margin or debt spread and the tenor of the respective derivative instrument. The counterparty for a derivative asset position is considered to be the bank or government sponsored banking entity or counterparty to the PPA of the respective subsidiary. The CVA for asset positions is based on the counterparty's credit ratings and debt spreads or in the absence of readily obtainable credit information the respective country debt spreads is used as a proxy. The counterparty for a derivative liability position is primarily the Parent Company or the subsidiary. The CVA for liability positions is based on the Parent Company's or the subsidiary's current debt spread, replacement margin with lenders, or in the absence of readily obtainable credit information, the debt spread of the subsidiary's offtaker or the respective country debt spreads are used as a proxy. If the instrument is recourse to the Parent Company, the Parent Company's current debt spread is used to adjust for nonperformance risk.

        All derivative instruments are analyzed individually and are subject to unique risk exposures. The aggregate counterparty credit risk adjustments applied to the Company's derivative asset position was $1 million and $8 million for the three and nine months ended September 30, 2008. The aggregate credit risk adjustments applied to the Company's derivative liability position was $14 million and $27 million for the three and nine months ended September 30, 2008.

  Assets and Liabilities at Fair Value

        The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008 in accordance with SFAS No. 157. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment,

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

12. FAIR VALUE DISCLOSURES (Continued)

and may affect the determination of the fair value of the assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2008	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities	$1,411	$2	$1,409	$—
Trading securities	3	3	—	—
Derivatives	327	—	74	253

Total assets	$1,741	$5	$1,483	$253

Liabilities
Derivatives	$281	$—	$268	$13

Total liabilities	$281	$—	$268	$13

        The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

Derivatives(1)
(in millions)
Beginning balance at December 31, 2007	$84
Total gains/losses (realized/unrealized)
Included in earnings	(53)
Included in other comprehensive income	47
Purchases, issuances and settlements	132
Transfers in and/or out of Level 3	30

Ending balance at September 30, 2008	$240

Total gains/losses for the period included in earnings attributable to the change in unrealized gains/losses relating to assets still held at September 30, 2008	$—

(1)
Derivative assets and (liabilities) are presented on a net basis.

13. ACQUISITIONS AND DISPOSITIONS

  Acquisitions

        In April 2008, the Company completed the purchase of a 92% interest in a 660 gross MW coal-fired thermal power generation facility in Masinloc, Philippines ("Masinloc") from the Power Sector Assets & Liabilities Management Corporation, a state enterprise, for $930 million in cash.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

13. ACQUISITIONS AND DISPOSITIONS (Continued)

Project financing of $665 million was obtained from International Finance Corporation ("IFC"), the Asian Development Bank and a consortium of commercial banks. IFC is also an 8% minority shareholder in Masinloc. AES immediately embarked upon a comprehensive rehabilitation program to improve the output, reliability and general condition of the plant. Environmental clean-up costs have been estimated pending a detailed study. Including transaction costs and completion of the planned upgrade program to improve environmental and operational performance, the total project cost is estimated to be $1.1 billion. Beginning on the acquisition date in April 2008, the results of operations of Masinloc are reflected in the condensed consolidated financial statements. The Company is in the process of finalizing the purchase price allocation of this acquisition.

  Dispositions

        On May 30, 2008 the Company completed the sale of two of its wholly-owned subsidiaries in Kazakhstan, AES Ekibastuz LLP ("Ekibastuz"), a coal-fired generation plant, and Maikuben West LLP ("Maikuben"), a coal mine. Total consideration received in the transaction was approximately $1.1 billion with additional potential earn-out provisions, a three-year management fee arrangement and a capital expenditures program bonus of up to approximately $380 million. Due to the fact that AES will have continuing involvement in the management and operations of the businesses through its three-year management and operation agreement, the results of operations from Ekibastuz and Maikuben were included in income from continuing operations through the date of the disposition. Income earned as a result of the three-year management and operation agreement will be recognized as management fee income for all periods subsequent to the disposition. A portion of the sale proceeds was used to pay down recourse debt as discussed in Note 3—Long-Term Debt. The Company plans to use the remaining proceeds from the sale of these businesses to fund operations, invest in growth initiatives, or to pay down additional debt. Excluding income earned under the three-year management and operation agreement, Ekibastuz and Maikuben generated no revenue for the three months ended September 30, 2008 and generated revenue of $40 million for the three months ended September 30, 2007 and $103 million and $112 million for the nine months ended September 30, 2008 and 2007, respectively.

14. INCOME TAXES

        The Company's effective combined federal, state and foreign income tax rates for the nine month periods ended September 30, 2008 and 2007 were 28% and 38%, respectively. The decrease in the 2008 tax rate was primarily a result of a $908 million non-taxable gain on the sale of the Kazakhstan businesses, offset by $144 million of U.S. tax expense on distributions from the Company's primary offshore holding company to facilitate the early retirement of parent debt in 2008. These transactions have been treated as discrete items and excluded from the Company's annual ordinary effective tax rate.

        In the third quarter of 2008, the Company implemented a planning strategy at Termoelectricia del Golfo. This strategy resulted in a deferred tax benefit of approximately $26 million. The benefit is a partial reversal of a $52 million deferred tax charge that was recorded in the fourth quarter of 2007 for the Mexican law change that established the Flat Rate Business Tax.

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

14. INCOME TAXES (Continued)

        For the nine months ended September 30, 2008, the total amount of unrecognized tax benefits recorded under FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48") increased by approximately $57 million primarily due to increases in unrecognized tax benefits in foreign jurisdictions offset by decreases for settlements with taxing authorities.

        The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed current unrecognized tax benefits in amounts that could be material, but cannot be estimated as of September 30, 2008. Our effective tax rate and net income in any given future period could therefore be materially impacted.

15. STOCK REPURCHASE PLAN

        On August 7, 2008, the Company's Board of Directors approved a share repurchase plan for up to $400 million of its outstanding common stock. The Board authorization permits the Company to repurchase shares over a six month period ending February 7, 2009. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. Shares of common stock repurchased under this plan through September 30, 2008 totaled 10,691,267 at a total cost of $143 million plus commissions of $0.3 million (average of $13.41 per share including commissions). There is $257 million remaining under the plan available for future repurchases. The shares of stock repurchased have been classified as treasury stock and accounted for using the cost method. A total of 10,691,267 shares were held in treasury stock at September 30, 2008. At December 31, 2007 there were no shares of common stock held in treasury stock. The Company has not retired any shares held in treasury during the nine months ended September 30, 2008.

16. SUBSEQUENT EVENTS

        In October 2008, the Company's generation business in Chile, Gener, obtained approximately $1 billion in non-recourse project financing to support the development of Angamos, a 518 GMW coal-fired generation facility in Chile (the "Angamos Project"). The non-recourse financing for the Angamos Project was incurred by Gener's wholly-owned subsidiary, Empresa Electrica Angamos S.A. ("EEA") and provided by a syndication of international commercial banks led by BNP Paribas and ABN AMRO Bank N.V. The financing consists of two tranches, both of which are payable over a 17 year period commencing on the date of substantial completion of the Angamos Project. Interest accrues, at EEA's option, at LIBOR or a base rate, plus the applicable margin for each type of loan for each tranche. The first tranche, in an aggregate principal amount of $675 million, is insured as to certain political and commercial risks by the Korea Export Insurance Corporation (KEIC) and carries

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007

16. SUBSEQUENT EVENTS (Continued)

an applicable margin of 1.5% for LIBOR loans and 0.50% for base rate loans. The second tranche, in an aggregate principal amount of $233.5 million, carries an applicable margin ranging from 2.05% to 2.50% for LIBOR loans and 1.05% to 1.50% for base rate loans, in each case, through the life of the credit facility. EEA also raised $80 million in a letter of credit facility to support its obligation under various material project agreements. Gener is not an obligor with respect to this financing, but is obligated to fund its equity portion of the project costs for the construction of the Angamos Project. The financing documents contain representations and warranties, covenants (affirmative and negative), conditions to funding and events of default that are customary for non-recourse project financings. The first funding of the credit facilities is expected to occur in December 2008. Each borrowing shall be made on a pro rata basis under both tranches. Supply under these contracts is expected to start in 2011.

        On November 6, 2008, a wholly-owned subsidiary of the Company, Inversiones Cachagua Limitada, sold a 9.55% ownership in AES Gener in a private transaction for approximately $175 million. The sale reduces the Company's ownership percentage of AES Gener from 80% to approximately 70.56%. The Company expects to recognize a pre-tax loss of approximately $25 million from this transaction in the fourth quarter of 2008.

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

Restatement of Consolidated Financial Statements

        The Company restated its consolidated financial statements as of and for the years ended December 31, 2005 and 2006 along with the condensed consolidated financial statements for each of the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 in its 2007 Form 10-K filed with the SEC on March 17, 2008. The restatement was primarily a result of the Company's material weakness remediation efforts related to accounting for contracts. The impact of the adjustments related to contract accounting resulted in an increase of approximately $7 million to income from continuing operations and net income for the three months ended September 30, 2007 and an increase of $8 million and a decrease of $8 million to income from continuing operations and net loss, respectively, for the nine months ended September 30, 2007.

        In addition to the adjustments related to contract accounting, the Company identified a number of smaller non-cash adjustments to its prior period financial statements ("Other Adjustments"), none of which was material, individually or in the aggregate, to the Company's financial statements. The impact of the Other Adjustments resulted in a decrease of approximately $6 million to income from continuing operations and net income for the three months ended September 30, 2007 and an increase of $1 million and a decrease of $1 million to income from continuing operations and net loss, respectively, for the nine months ended September 30, 2007. The restatement adjustments had no material impact on net cash flows.

        The total impact of all of the restatement adjustments was an increase of $1 million to income from continuing operations and net income for the three months ended September 30, 2007 and an increase of $9 million and a decrease of $9 million to income from continuing operations and net loss, respectively, for the nine months ended September 30, 2007. Please refer to the Company's 2007 Form 10-K for additional discussion on the restatement adjustments discussed above.

        The following table details the impact of the restatement of the Company's Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	(in millions, except per share amounts)			(in millions, except per share amounts)
	As Originally Filed	Restatement Adjustments	Restated	As Originally Filed	Restatement Adjustments	Restated
Revenues:
Regulated	$1,742	$(1)	$1,741	$5,056	$(11)	$5,045
Non-Regulated	1,729	14	1,743	4,868	2	4,870

Total revenues	3,471	13	3,484	9,924	(9)	9,915

Cost of Sales:
Regulated	(1,153)	(4)	(1,157)	(3,360)	25	(3,335)
Non-Regulated	(1,478)	(2)	(1,480)	(3,980)	—	(3,980)

Total cost of sales	(2,631)	(6)	(2,637)	(7,340)	25	(7,315)

Gross margin	840	7	847	2,584	16	2,600

General and administrative expenses	(93)	—	(93)	(264)	3	(261)
Interest expense	(448)	(5)	(453)	(1,281)	(8)	(1,289)
Interest income	122	—	122	363	(4)	359
Other expense	(25)	1	(24)	(90)	11	(79)
Other income	25	1	26	324	—	324
Gain on sale of investments	—	—	—	10	—	10
Impairment expense	(38)	—	(38)	(38)	—	(38)
Foreign currency transaction gains on net monetary position	2	7	9	(2)	13	11
Other non-operating expense	—	—	—	(45)	—	(45)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF AFFILIATES AND MINORITY INTEREST	385	11	396	1,561	31	1,592
Income tax expense	(146)	(10)	(156)	(601)	(5)	(606)
Net equity in earnings of affiliates	15	—	15	56	1	57
Minority interest expense	(163)	—	(163)	(534)	(18)	(552)

INCOME FROM CONTINUING OPERATIONS	91	1	92	482	9	491
Income from operations of discontinued businesses, net of income tax	—	—	—	71	—	71
Gain (loss) from disposal of discontinued businesses, net of income tax	12	—	12	(665)	—	(665)

NET INCOME (LOSS)	$103	$1	$104	$(112)	$9	$(103)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.14	$—	$0.14	$0.72	$0.02	$0.74
Discontinued operations, net of tax	0.01	0.01	0.02	(0.89)	—	(0.89)

BASIC EARNINGS (LOSS) PER SHARE	$0.15	$0.01	$0.16	$(0.17)	$0.02	$(0.15)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations, net of tax	$0.14	$—	$0.14	$0.71	$0.02	$0.73
Discontinued operations, net of tax	0.01	—	0.01	(0.88)	—	(0.88)

DILUTED EARNINGS (LOSS) PER SHARE	$0.15	$—	$0.15	$(0.17)	$0.02	$(0.15)

Overview of Our Business

        AES is a global power company. We own a portfolio of electricity generation and distribution businesses with generation capacity totaling approximately 43,000 MW and distribution networks serving more than 11 million people. Our global footprint includes operations in 29 countries on five continents with 83% of our revenue for the third quarter of 2008 generated outside the United States.

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

         Generation.    We currently own or operate 124 Generation facilities in 27 countries on five continents. We also have 15 new Generation facilities under construction, totaling more than 3,000 MW. Our Generation businesses use a wide range of technologies and fuel types including coal, combined-cycle gas turbines, hydroelectric power and biomass.

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

         Utilities.    Our Utilities businesses distribute power to more than 11 million people in seven countries on five continents. Our Utilities business consists primarily of 14 companies owned and/or operated under management agreements, all of which operate in a defined service area. These businesses operate under a variety of structures ranging from pure distribution businesses to fully integrated utilities which generate, transmit and distribute power.

         Alternative Energy.    Although operations of our Alternative Energy businesses are not currently large enough to be considered a separate segment, we expect this high growth sector to be a material contributor to our revenue and gross margin in the future. As demand for more sustainable and environmentally friendly sources of energy grows, we continue to invest in Alternative Energy with a current focus on increasing our wind power capacity and building our climate solutions business for greenhouse gas ("GHG") reduction. AES entered the wind business in 2005 and today we have 12 wind generation facilities with more than 1,000 MW of wind projects in operation. In addition, we are developing initiatives in other countries that are approved for GHG projects under the Kyoto Protocol and marketing the credits created. AES is well established in 19 such countries.

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

         Key Drivers of Our Results of Operations.    Our Utilities and Generation businesses are distinguished by the nature of their customers, operational differences, cost structure, regulatory environment, and risk exposure. As a result, each line of business has slightly different drivers which affect operating results. Performance drivers for our Generation businesses include, among other things, plant availability and reliability, management of fixed and operational costs, and the extent to which our plants have hedged their exposure to fuel cost volatility. For our Generation businesses which sell power under short-term contracts or in the spot market, the most crucial factors are is the market price of electricity and the plant's ability to generate electricity at a cost below that price. Growth in our Generation business is largely tied to securing new power purchase agreements, expanding capacity in our existing facilities, and building new power plants. Performance drivers for our Utilities businesses include, but are not limited to, reliability of service, negotiation of tariff adjustments, compliance with extensive regulatory requirements, management of working capital, and in developing countries, reduction of commercial and technical losses. The results of operations of our Utilities businesses are sensitive to changes in economic growth and weather conditions in the areas in which they operate.

        One of the key factors which affect both our revenue and costs of sales is change in the cost of fuel. When fuel costs increase, many of our Generation businesses with long-term contracts and our Utilities businesses are able to pass these costs on to the customer through fuel pass-through or fuel indexing arrangements in their contracts or through increases in tariff rates. Therefore, in a rising fuel cost environment as was the case in 2007 and much of 2008, increases in fuel costs for these businesses often resulted in increases in revenue (though not necessarily on a one-for-one basis). While these circumstances may not have a large impact on gross margin, they can significantly affect gross margin as a percentage of revenue. Other factors that can affect gross margin include our ability to expand the number of facilities we own and in our existing plants, our ability to sign up new customers and/or purchasing parties, collect receivables from existing customers and operate our plants more efficiently.

Credit Crisis and the Macroeconomic Environment

        In the second half of 2007, conditions in the credit markets began to deteriorate in the United States and abroad. In the third quarter of 2008, this crisis and associated market conditions worsened dramatically, with unprecedented market volatility, widening credit spreads, volatile currencies, illiquidity, and increased counterparty credit risk.

        Beginning in the second half of 2007, the Company began a series of debt-related initiatives, including the refinancing of approximately $2.0 billion of recourse debt in transactions executed in the fourth quarter of 2007 and the second quarter of 2008. As a result of these transactions, The AES Corporation has no remaining maturities due in 2008 and has reduced the 2009 maturities for its recourse debt from $467 million as of June 30, 2007 to $154 million as of September 30, 2008. The AES Corporation also eliminated and/or modified many of the restrictive covenants in its debt agreements, including in its 8.75% Second Priority Senior Secured Notes due 2013 and its senior secured credit facility. The amendments made the financial covenants less restrictive and made certain other changes, such as expanding the Company's ability to repurchase its own common stock. For further information regarding these covenant changes, see the Capital Resources and Liquidity—Parent Company Liquidity section of Management's Discussion & Analysis. In addition, the Company successfully replaced Lehman Commercial Paper with another bank as a lender under its senior secured credit facility.

        Because of the factors described above, management currently believes that it can meet its liquidity requirements through a combination of existing cash balances, cash provided by operating activities, financings, and, if needed, borrowings under its secured and unsecured facilities. Although there can be no assurance due to the challenging times currently faced by financial institutions, management believes that the participating banks under its facilities will be able to meet their funding commitments.

        The Company is also subject to credit risk, which includes risk related to the ability of counterparties (such as parties to our power purchase agreements, fuel supply agreements, our hedging agreements, and other contractual arrangements) to meet their contractual payment obligations or the potential nonperformance of counterparties to deliver contracted commodities or services at the contracted price. While counterparty credit risk has increased in the current crisis and there can be no assurances regarding the future, to date the Company has not suffered any material effects related to its counterparties.

        However, in the event that the credit crisis deteriorates further, or is protracted, or results in deteriorating macroeconomic conditions, including a global recession, there could be a material adverse impact on the Company. The Company could be affected if such events or other events occur such that participating lenders under its secured and unsecured facilities fail to meet their commitments, or the Company is unable to access the capital markets on favorable terms or at all, is unable to raise funds through the sale of assets, or is otherwise unable to finance or refinance its activities, or if capital market disruptions result in increased borrowing costs (including with respect to interest payments on the Company's variable rate debt).

        Certain subsidiaries of the Company have defined benefit pension plans. The Company periodically evaluates the value of the pension plan assets to ensure that they will be sufficient to fund the respective pension obligations. The Company's exposure is mitigated due to the fact that the asset allocations in our largest plans are more heavily weighted to investments in fixed income securities that have not been as severely impacted by the recent equity market declines. Nevertheless, given the declines in worldwide asset values, it is possible that the value of these pension plan assets has declined, which could result in an increase in pension expense and funding requirements in future periods, which may be material. The next remeasurement of the plans' assets and liabilities will occur on December 31, 2008 and therefore we can not estimate the potential amount of increases in future pension expense or funding requirements at this time.

        The Company could also be adversely affected if general economic or political conditions in the markets where the Company operates deteriorate, resulting in a reduction in cash flow from operations, a reduction in the value of currencies in these markets relative to the dollar (which could cause currency losses), an increase in the price of commodities used in our operations and construction.

        If any of the foregoing events occur, such events (or a combination thereof) could have a material impact on the Company, its results of operations, liquidity, financial covenants, and/or its credit rating.

        Furthermore, management continuously reviews its pipeline, regardless of the economic environment. In the event that management determines that, because of macroeconomic challenges or other factors, certain projects in the pipeline cannot be financed, will not provide the returns originally anticipated, or are otherwise unfeasible, or that other uses of capital such as debt repayment or stock repurchases offer a better return on the Company's capital, or that the funds should be used for working capital, the Company may determine that it will not pursue certain projects in its pipeline. The Company may also pursue other options with respect to its pipeline, such as the addition of partners who can contribute capital, share project risk and/or provide strategic expertise. There can be no assurance regarding the outcome of any such decisions on the Company, its results of operations or its financial condition.

Third Quarter 2008 Highlights

  Growth Strategy and Portfolio Management

        During the third quarter, the Company continued to capitalize on its growth strategy through the expansion into new ventures in alternative energy and continued development of existing projects. The Company continued to expand and manage its portfolio through the following initiatives:

  •
  In July 2008, AES acquired a 49% interest in Guohua Hulunbeier Wind Farm, a 49.5 MW wind farm in China. The Company also reached a separate agreement with Guohua to move to phase II of our jointly-owned Huanghua wind project to expand the facility, doubling the capacity to 99 MW. AES has a 49% interest in the Huanghua Project.

  •
  In July 2008, the Company achieved early successful testing of simple cycle operation for the Amman East facility in Jordan, a 370 MW natural gas-fired project expected to achieve full combined-cycle operation in the first half of 2009.

  •
  In July 2008, the Company reached an agreement to sell its 70% interest in Jiaozuo, a 250 MW coal-fired generation plant in China. The sale is subject to governmental approvals which are expected in the fourth quarter of 2008.

  •
  In August 2008, the Company increased its ownership in Itabo, located in the Dominican Republic, from 45% to 50%. Itabo is made up of five generation plants that run on coal and gas with a total capacity of 472 MW gross.

  •
  In August 2008, the Company started commercial operations of the 170 MW Buffalo Gap 3 wind farm in Abilene, Texas, bringing the total wind generation capacity of the Buffalo Gap wind farm to 524 MW.

  •
  In September 2008, Greenhouse Gas Services LLC, the Company's joint venture with General Electric, announced an agreement with Google to co-develop projects to reduce greenhouse gas ("GHG") emissions and produce GHG credits. The first project will capture methane gas in North Carolina.

  Recent Developments

        In October 2008, Gener, the Company's generation business in Chile, obtained $1 billion in non-recourse financing to support the development of Angamos, a 518 MW gross coal-fired generation facility in Chile (the "Angamos Project"). The Angamos Project consists of two coal-fired units using advanced technology to mitigate emissions, and will reduce dependence on Argentine natural gas, which has become unavailable in recent years. Construction began on the project in April 2008 and is expected to begin commercial operation in 2011.

        On November 6, 2008, a wholly-owned subsidiary of the Company, Inversiones Cachagua Limitada, sold a 9.55% ownership in AES Gener in a private transaction for approximately $175 million. The sale reduces the Company's ownership percentage of AES Gener from 80% to approximately 70.56%. The Company expects to recognize a pre-tax loss of approximately $25 million from this transaction in the fourth quarter of 2008.

Third Quarter and Year to Date Performance Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
	($'s in millions, except per share amounts)			($'s in millions, except per share amounts)
Revenue	$4,345	$3,484	25%	$12,595	$9,915	27%
Gross margin	$958	$847	13%	$3,033	$2,600	17%
Gross margin as a % of revenue	22%	24%		24%	26%
Net cash provided by operating activities	$784	$758	3%	$1,575	$1,872	(16)%
Diluted earnings per share from continuing operations	$0.22	$0.14	57%	$1.87	$0.73	156%

  Revenue

        Revenue increased 25% to $4.3 billion for the three months ended September 30, 2008 and 27% to $12.6 billion for the nine months ended September 30, 2008 when compared with the same period in 2007 primarily due to higher rates across all regions, the favorable impact of foreign currency translation and higher volume in Latin America.

  Gross margin

        Gross margin increased 13% to $958 million for the three months ended September 30, 2008 when compared with the same period in 2007 primarily due to higher rates and volume in Latin America and the favorable impact of foreign currency translation, partially offset by higher fixed costs and a mark-to-market derivative loss on a coal supply contract in Hawaii.

        Gross margin increased 17% to $3.0 billion for the nine months ended September 30, 2008 when compared with the same period in 2007 primarily due to higher volume in Latin America, the favorable impact of foreign currency translation, higher rates at our generation businesses in the Dominican Republic and Argentina and a net mark-to-market derivative gain on a coal supply contract in Hawaii. These increases were partially offset by increased fixed costs and the unfavorable impact of a 2007 tariff reset in Brazil.

  Net cash provided by operating activities

        Net cash provided by operating activities increased $26 million, or 3%, to $784 million for the three months ended September 30, 2008 from $758 million for the same period in 2007. Our Latin America Utilities experienced an increase in net cash provided by operating activities of approximately $111 million due to improved net working capital, partially offset by an increase in regulatory assets primarily comprised of recoverable purchased energy costs. Our Latin America Generation businesses also reflected an increase in net cash provided by operating activities of approximately $38 million primarily due to improved operating performance, partially offset by increased net working capital requirements. Other increases were experienced in our North America Generation businesses of approximately $18 million as a result of cash received from a legal settlement, partially offset by additional working capital requirements and at our Europe & Africa Utilities of approximately $16 million due to improved margin performance and working capital. These increases were partially offset by a decrease in net cash provided by operating activities of approximately $78 million in our North America Utilities due to funding of pensions in the current quarter and increased working capital requirements. Other decreases included approximately $63 million at our Asia Generation businesses due to decreased operating performance resulting from increased fuel prices and approximately $14 million at our Alternative Energy business for additional working capital requirements.

        Net cash provided by operating activities decreased $297 million, or 16%, to $1,575 million for the nine months ended September 30, 2008 from $1,872 million for the same period in 2007. Excluding the impact of EDC, which provided $151 million of operating cash flow for the nine months ended September 30, 2007, net cash provided by operating activities decreased $146 million. This is primarily a result of decreases in net cash provided by operating activities at our Asia generation business of $126 million and North America utilities of $91 million, offset by an increase of $98 million at our Latin America generation businesses. Additional discussion on operating cash flow results can be found in the Capital Resources and Liquidity section.

  Diluted earnings per share from continuing operations

        Diluted earnings per share from continuing operations increased $0.08 per diluted share to $0.22 per diluted share for the three months ended September 30, 2008, compared with $0.14 per diluted share for the three months ended September 30, 2007. The increase was driven by improved operations of $0.14 per diluted share, primarily at our generation businesses in Latin America, partially offset by reduced margins in Asia, largely due to higher fuel costs at Chigen, in China and at Masinloc, our new business located in the Philippines. The positive operating contributions were also partially impacted by foreign currency losses of $0.06 per diluted share. These foreign currency losses primarily related to the mark-to-market adjustment of foreign currency transaction losses in the Philippines and Chile.

        Diluted earnings per share from continuing operations increased $1.14 per diluted share to $1.87 per diluted share for the nine months ended September 30, 2008, compared with $0.73 per diluted share for the nine months ended September 30, 2007. This increase was primarily driven by a net gain of $1.05 from sale of the Company's northern Kazakhstan businesses in the second quarter of 2008. In addition, the Company had operational improvements of $0.21 primarily from its generation businesses in Latin America and Europe, partially offset by reduced margins in Asia, largely due to Chigen and Masinloc, a $0.08 favorable impact per diluted share of mark-to-market derivative adjustments in North America and Latin America and $0.05 net foreign currency transaction and translation charges. The positive operating performance was also offset by the $0.15 gain in 2007 associated with the acquisition of a leasehold interest at Eastern Energy in New York and the recovery of certain tax assets in Latin America.

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

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit price. The principal or most advantageous market should be considered from the perspective of the reporting entity. SFAS No. 157 requires that the Company reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Reporting entities are required to consider factors that were not previously measured when determining the fair value of financial instruments. These factors include nonperformance risk (the risk that the obligation will not be fulfilled) and credit risk of both the reporting entity (for liabilities) and of the counterparty (for assets). Due to the decentralization and nature of derivatives (interest rate swaps) associated with non-recourse debt, credit risk for AES is assessed at the subsidiary level rather than at the Parent Company level. SFAS No. 157 also excludes transaction costs and any adjustments for blockage factors, which were allowable under previous accounting standards, from the instruments' fair value determination.

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

        Derivatives are valued using observable data as inputs into internal valuation models. The Company's derivatives primarily consist of interest rate swaps, foreign currency instruments and embedded derivatives. Financial instruments with Level 3 inputs represent 15% of total assets and 5% of total liabilities that are measured at fair value. The fair value of our derivative portfolio is valued using internal models, most of which are primarily based on observable market inputs including interest rate curves and forward and spot prices for currencies and commodities.

  Fair Value Considerations:

        In determining the fair value of our financial instruments, the Company considers the source of observable market data inputs, liquidity of the instrument, the credit risk and risk of nonperformance of itself or the counterparty to the contract. The conditions and criteria used to assess these factors are:

  Sources of Market Assumptions:

        The Company derives most of its financial instrument market assumptions from market efficient data sources (e.g. Bloomberg and Platt's). In some cases, where market data is not readily available, management uses comparable market sources and empirical evidence to derive market assumptions and determine a financial instrument's fair value.

  Market liquidity:

        Market liquidity is assessed by the Company based on criteria as to whether the financial instrument participates in an active or inactive market. An active market can be defined as a spot market/ settlement mechanism environment and also a potential forward/futures market that is based on the activity in the forward/futures market. A financial instrument is considered to be in an active market if the prices are fully transparent to the market participants, can be measured by market bid and ask quotes, the market has a relatively large proportion of trading volume as compared to the Company's current trading volume, and the market has a significant number of market participants that will allow the market to rapidly absorb the quantity of the assets traded without significantly affecting the market price. Other factors the Company considers when determining whether a market is active or inactive include the presence of government or regulatory control over pricing that could make it difficult to establish a market based price upon entering into a transaction.

  Nonperformance risk:

        The impact of nonperformance risk that includes credit risk considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements. The Company and its subsidiaries are counterparties to various interest rate swaps, interest rate options, foreign currency swaps, derivatives, and embedded derivatives which subject the Company to nonperformance risk. The financial instruments held at the subsidiary level are generally non-recourse to the Parent Company.

        Nonperformance risk on the investments held by the Company is incorporated in the investment's exit price that is derived from quoted market data that is used to mark-to-market the investment.

        Nonperformance risk on the Company's derivative instruments is an adjustment to the initial asset/liability fair value position that is derived from internally developed valuation models that utilize observable market inputs such as LIBOR interest swap rates, foreign exchange forward curves, and market commodity pricing or in certain cases utilize management assumptions to generate extrapolated inputs from observable market data. The Company adjusts for nonperformance risk by deducting a CVA that calculates counterparty risk based on the counterparty's margin or debt spread and the tenor of the respective derivative instrument. The counterparty for a derivative assert position is considered to be the bank or government sponsored banking entity or counterparty to the PPA of the respective subsidiary. The CVA for asset positions is based on the counterparty's credit ratings and debt spreads or in the absence of readily obtainable credit information the respective country debt spreads is used as a proxy. The counterparty for a derivative liability position is primarily the Parent Company or the subsidiary. The CVA for liability positions is based on the Parent Company's or the subsidiary's current debt spread, replacement margin with lenders, or in the absence of readily obtainable credit information, the debt spread of the subsidiary's offtaker or the respective country debt spreads are used as a proxy. If the instrument is recourse to the Parent Company, the Parent Company's current debt spread is used to adjust for nonperformance risk.

        Eastern Energy, one of our New York businesses, is required to post collateral, as several counterparties have market exposure limits defined in their transaction agreements. For those counterparties that require Eastern Energy to post collateral the Company has established two letter of credit facilities in the amounts of $75 million and $350 million that are non-recourse to The AES Corporation. As of September 30, 2008, approximately $130 million have been utilized under these facilities.

        In addition, Gener, our generation business in Chile has existing cross currency swap agreements with a counterparty that were entered into in December 2007 to swap the December 2007 issued Chilean inflation indexed bonds into U.S. Dollars. The cross currency swap agreements require Gener to provide collateral credit support when the mark-to-market value of the swap exceeds the thresholds established in the agreements. As of September 30, 2008, no collateral was required. In October 2008, the depreciation of the Chilean Peso against the U.S. Dollar resulted in a significant increase in the fair value of the swaps over the existing market threshold which triggered collateral calls by the counterparty. Gener posted collateral for the cross currency swaps in the form of bank deposits of approximately $29 million as of November 5, 2008.

        All derivative instruments are analyzed individually and are subject to unique risk exposures. The aggregate counterparty credit risk adjustments applied to the Company's derivative asset position was $1 million and $8 million for the three and nine months ended September 30, 2008. The aggregate credit risk adjustments applied to the Company's derivative liability position was $14 million and $27 million for the three and nine months ended September 30, 2008.

New Accounting Pronouncements

        The following accounting standards became effective for AES during 2008:

FSP No. 157-1: Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.

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

FSP No. 157-2: Effective Date of FASB Statement No. 157.

        In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15,

2008, or the year beginning January 1, 2009 for AES. AES is currently evaluating the future impact of SFAS No. 157 on these instruments.

SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS No. 115.

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

FSP No. 157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("FSP No. 157-3"). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgment. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore is effective for AES at September 30, 2008. The adoption of FSP No. 157-3 did not have a material impact on the Company.

        The following accounting standards have been issued, but as of September 30, 2008 are not yet effective and have not been adopted by AES:

SFAS No. 141(R): Business Combinations and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

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

SFAS No. 161: Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, ("SFAS No. 161"), which expands the disclosure requirements under SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). The enhanced quantitative and qualitative disclosures will include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value Instruments, ("SFAS No. 107") to clarify that derivative instruments are subject to SFAS No. 107 disclosure requirements regarding concentration of credit risk. The Company will incorporate the additional disclosures beginning with its Form 10-Q for the three months ending March 31, 2009.

SFAS No. 162: The Hierarchy of Generally Accepted Accounting Principles.

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

FSP No. FAS 142-3: Determination of the Useful Life of Intangible Assets.

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, ("FSP No. 142-3") that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively. Early adoption is prohibited. AES has not completed its analysis of the potential impact of FSP No. 142-3, but does not believe the adoption will have a material impact on the Company's financial condition, results of operations, or cash flows.

FSP No. APB 14-1: Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP No. APB 14-1") which clarifies that convertible debt instruments that may be settled in cash or other assets upon conversion are not addressed by APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB No. 14-1 requires an entity to separately account for the liability and equity components of a convertible instrument to reflect an entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 also expands the disclosure requirements regarding convertible debt instrument terms and how the instrument is reflected in an entity's financial statements. FSP APB No. 14-1 must be applied retrospectively for all periods presented and is effective for the Company the year beginning on January 1, 2009. Retroactive application is required for all periods presented for instruments that were outstanding during the period. Early adoption is prohibited. AES has reviewed the impact of FSP No.

APB 14-1 and determined that FSP No. APB 14-1 is not applicable for any of the Company's instruments.

EITF 08-3: Accounting by Lessees for Maintenance Deposits.

        In June 2008, the EITF issued EITF 08-3, Accounting by Lessees for Maintenance Deposits, ("EITF 08-3"), which clarifies how a lessee accounts for nonrefundable maintenance deposits. Under EITF 08-3 nonrefundable maintenance deposits will be recorded as a deposit asset and as reimbursable maintenance is performed by the lessee, the underlying maintenance is expensed or capitalized in accordance with the lessee's accounting policy. EITF 08-3 is effective for the Company beginning on January 1, 2009. Early adoption is not permitted. The effect will be reflected as a change in accounting principle through a cumulative effect adjustment to the opening balance of retained earnings in the year of adoption. AES is currently reviewing the potential impact of EITF 08-3, but at this time does not believe it will have a material impact on the Company's financial statements.

FSP FAS 133-1 and FIN 45-4: Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No. 161.

        In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No. 161, ("FSP No. FAS 133-1& FIN 45-4" or "the FSP") to address the concerns of financial statement users that existing disclosure requirements under SFAS No. 133 do not adequately reflect the potential adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives. FSP No. FAS 133-1 & FIN 45-4 now requires disclosure of more information about these potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. The disclosures are required for all credit derivatives, whether freestanding or embedded in a hybrid instrument. The FSP also amends FIN No. 45 to require additional disclosure about the current status of the payment/ performance risk of a guarantee. This new disclosure applies to all guarantees, not just those related to credit risk. The provisions in the FSP are effective for reporting periods ending after November 15, 2008, or December 31, 2008 for AES. AES will incorporate these additional disclosures into its Form 10-K for the year ending December 31, 2008. Comparative disclosures are required for periods subsequent to adoption. AES has reviewed the potential impact of FSP No. FAS 133-1 & FIN 45-4 and does not think it will impact our derivative disclosures due to the fact that at this time the Company does not have any credit derivatives, but may require additional disclosures about payment or performance risk in cases where the Company is the guarantor. Additionally, the FSP clarifies that SFAS No. 161 is effective for all periods, including quarterly and annual periods beginning after November 15, 2008, or January 1, 2009 for AES.

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
RESULTS OF OPERATIONS	2008	2007	$ change	% change	2008	2007	$ change	% change
		(Restated)				(Restated)
	($'s in millions, except per share amounts)				($'s in millions, except per share amounts)
Revenue:
Latin America Generation	$1,196	$918	$278	30%	$3,578	$2,474	$1,104	45%
Latin America Utilities	1,618	1,312	306	23%	4,644	3,789	855	23%
North America Generation	615	576	39	7%	1,705	1,625	80	5%
North America Utilities	288	274	14	5%	804	795	9	1%
Europe & Africa Generation	278	216	62	29%	881	683	198	29%
Europe & Africa Utilities	197	155	42	27%	595	478	117	24%
Asia Generation	398	235	163	69%	1,054	686	368	54%
Corporate and Other(1)	(245)	(202)	(43)	(21)%	(666)	(615)	(51)	(8)%

Total Revenue	$4,345	$3,484	$861	25%	$12,595	$9,915	$2,680	27%

Gross Margin:
Latin America Generation	$385	$184	$201	109%	$1,103	$631	$472	75%
Latin America Utilities	232	254	(22)	(9)%	725	771	(46)	(6)%
North America Generation	147	207	(60)	(29)%	549	535	14	3%
North America Utilities	82	86	(4)	(5)%	194	245	(51)	(21)%
Europe & Africa Generation	49	35	14	40%	240	167	73	44%
Europe & Africa Utilities	23	22	1	5%	67	64	3	5%
Asia Generation	35	47	(12)	(26)%	126	154	(28)	(18)%
Total Corporate and Other(2)	(85)	(81)	(4)	(5)%	(258)	(228)	(30)	(13)%
Interest expense	(458)	(453)	(5)	(1)%	(1,362)	(1,289)	(73)	(6)%
Interest income	157	122	35	29%	406	359	47	13%
Other expense	(18)	(24)	6	25%	(128)	(79)	(49)	(62)%
Other income	63	26	37	142%	258	324	(66)	(20)%
Gain on sale of investments	—	—	—	0%	912	10	902	9020%
Impairment expense	(22)	(38)	16	42%	(94)	(38)	(56)	(147)%
Foreign currency transaction (losses) gains on net monetary position	(60)	9	(69)	(767)%	(123)	11	(134)	(1218)%
Other non-operating expense	—	—	—	0%	—	(45)	45	100%
Income tax expense	(168)	(156)	(12)	(8)%	(725)	(606)	(119)	(20)%
Net equity in (losses) earnings of affiliates	(4)	15	(19)	(127)%	38	57	(19)	(33)%
Minority interest	(213)	(163)	(50)	(31)%	(646)	(552)	(94)	(17)%

Income from continuing operations	145	92	53	58%	1,282	491	791	161%
Income from operations of discontinued businesses	—	—	—	0%	—	71	(71)	(100)%
Gain (loss) from disposal of discontinued businesses	—	12	(12)	(100)%	(1)	(665)	664	100%

Net income (loss)	$145	$104	$41	39%	$1,281	$(103)	$1,384	1344%

PER SHARE DATA:
Basic income per share from continuing operations	$0.22	$0.14	$0.08	57%	$1.91	$0.74	$1.17	158%
Diluted income per share from continuing operations	$0.22	$0.14	$0.08	57%	$1.87	$0.73	$1.14	156%

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

  Revenue

        Revenue increased $861 million, or 25%, to $4.3 billion for the three months ended September 30, 2008, from $3.5 billion for the three months ended September 30, 2007. Excluding the impacts of foreign currency translation of approximately $234 million, revenues would have increased approximately $627 million or 18% for the three months ended September 30, 2008. The increase, excluding favorable foreign exchange rates, was primarily due to higher rates across all regions and higher volume in Latin America of $593 million.

        Revenue increased $2.7 billion, or 27%, to $12.6 billion for the nine months ended September 30, 2008, from $9.9 billion for the nine months ended September 30, 2007. Excluding the favorable impacts of foreign currency translation of approximately $863 million, revenues would have increased $1.8 billion or 18% for the nine months ended September 30, 2008. The increase, excluding favorable foreign exchange rates, was primarily due to higher rates across all regions and higher volume in Latin America of $1.8 billion and the impact of Masinloc, our new generation business in the Philippines, of $87 million.

  Gross Margin

        Gross margin increased $111 million, or 13%, to $958 million for the three months ended September 30, 2008, from $847 million for the three months ended September 30, 2007. Gross margin benefited from higher rates and volume in Latin America of $259 million and a favorable impact of foreign currency exchange rates of $54 million which were partially offset by a $57 million mark-to-market derivative loss on a coal supply contract at the Company's subsidiary in Hawaii as a result of a decrease in coal prices during the third quarter and an increase in fixed costs of $108 million primarily at Eletropaulo, our utility in Brazil, Gener, our utility in Chile, and at Sonel, our integrated utility in Cameroon.

        Gross margin increased $433 million, or 17%, to $3.0 billion for the nine months ended September 30, 2008, from $2.6 billion for the nine months ended September 30, 2007. Gross margin benefited from higher volume in Latin America of $296 million, a favorable foreign currency exchange impact of $197 million, higher rates at our businesses in the Dominican Republic and Argentina of $169 million, higher rates and volume in Europe & Africa of $118 million and a net $53 million mark-to-market derivative gain on a coal supply contract in Hawaii. These benefits were partially offset by the unfavorable impact of a tariff reset in July 2007 at Eletropaulo of $127 million and an increase in fixed costs of $160 million at Eletropaulo, Gener and Sonel.

Segment Analysis

Latin America

        The following table summarizes revenue and gross margin for our Generation segment in Latin America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
	(Dollars in millions)			(Dollars in millions)
Latin America Generation
Revenue	$1,196	$918	30%	$3,578	$2,474	45%
Gross Margin	$385	$184	109%	$1,103	$631	75%
Gross Margin as a % of Segment Revenue	32%	20%		31%	26%

        Generation revenue for the three months ended September 30, 2008 increased $278 million, or 30%, compared to the three months ended September 30, 2007. This increase was primarily due to higher contract and spot prices at Gener of approximately $92 million, higher volumes at our businesses in Argentina and the Dominican Republic of approximately $77 million, higher spot prices at our businesses in the Dominican Republic of approximately $54 million and favorable foreign currency translation of approximately $39 million in Brazil and Argentina.

        Generation gross margin for the three months ended September 30, 2008 increased $201 million, or 109%, compared to the three months ended September 30, 2007. This increase was primarily due to higher contract and spot prices at Gener of approximately $75 million, higher spot prices and volume at our businesses in Argentina and the Dominican Republic of approximately $78 million, and higher spot prices and volume at our business in Panama of approximately $22 million. Additionally, higher contract prices at Tiete in Brazil of approximately $24 million and favorable foreign currency translation of approximately $25 million at our businesses contributed to the gross margin improvement. These increases were partially offset by higher fixed costs at Gener and our businesses in Argentina of $17 million and $3 million, respectively.

        Generation revenue for the nine months ended September 30, 2008 increased $1.1 billion, or 45%, compared to the nine months ended September 30, 2007. This increase was primarily due to higher volume, contract and spot prices at Gener and our businesses in Argentina of approximately $734 million, favorable foreign currency translation of approximately $153 million, higher spot prices at our businesses in the Dominican Republic of approximately $109 million, higher spot prices and volume at our businesses in Panama of approximately $55 million and higher volume at Tiete of approximately $39 million.

        Generation gross margin for the nine months ended September 30, 2008 increased $472 million, or 75%, compared to the nine months ended September 30, 2007. This increase was primarily due to higher volume, contract and spot prices at Gener and our businesses in Argentina of approximately $281 million, favorable foreign currency translation of approximately $82 million, higher spot prices at our businesses in the Dominican Republic of approximately $68 million and higher spot prices and volume at our businesses in Panama of approximately $50 million. Additionally, Tiete experienced higher volume of approximately $39 million, lower fixed costs of approximately $41 due to a regulatory change in 2007 requiring pass through to transmission companies of cumulative charges associated with the use of their equipment in prior periods and higher contract prices of approximately $21 million, which contributed to the gross margin improvement. These increases were partially offset by higher fixed costs at Gener and our businesses in Argentina of approximately $50 million and higher purchased energy prices of approximately $46 million at Uruguaiana in Brazil.

        The following table summarizes revenue and gross margin for our Utilities segment in Latin America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
	(Dollars in millions)			(Dollars in millions)
Latin America Utilities
Revenue	$1,618	$1,312	23%	$4,644	$3,789	23%
Gross Margin	$232	$254	(9)%	$725	$771	(6)%
Gross Margin as a % of Segment Revenue	14%	19%		16%	20%

        Utilities revenue for the three months ended September 30, 2008 increased $306 million, or 23%, compared to the three months ended September 30, 2007. This increase was attributable mainly to favorable foreign currency translation of approximately $193 million and increased volume of approximately $68 million at Eletropaulo and Sul in Brazil.

        Utilities gross margin for the three months ended September 30, 2008 decreased $22 million, or 9%, and as a percentage of segment revenue compared to the three months ended September 30, 2007. These decreases were mainly due to higher gross receipts taxes at Eletropaulo of $57 million, higher energy purchases of $26 million due to higher volume, higher fixed costs at Eletropaulo in Brazil due to higher provision for bad debts and lower loss recoveries of $42 million and higher labor and civil contingencies of $18 million, partially offset by higher revenue volume at Eletropaulo and Sul of approximately $68 million and favorable foreign currency translation in Brazil of $27 million.

        Utilities revenue for the nine months ended September 30, 2008 increased $855 million, or 23%, compared to the nine months ended September 30, 2007. This increase was attributable to favorable foreign currency translation of approximately $656 million at our businesses in Brazil and increased volume at Eletropaulo and Sul of $124 million and $29 million, respectively. This increase was partially offset by higher gross receipts taxes at Eletropaulo in Brazil of $55 million and a decrease in rates at our businesses in El Salvador of approximately $13 million, mainly due to a January 1, 2008 tariff reset.

        Utilities gross margin for the nine months ended September 30, 2008 decreased $46 million, or 6%, and as a percentage of revenue compared to the nine months ended September 30, 2007. These decreases were attributable to decreased rates at Eletropaulo as a result of the July 2007 tariff reset of approximately $71 million, lower rates in our businesses in El Salvador of approximately $19 million due to the January 1, 2008 tariff reset, higher gross receipts taxes at Eletropaulo of $55 million and increased fixed costs of approximately $89 million at Eletropaulo due to higher provisions for bad debts and lower loss recoveries in 2008 and higher labor and civil contingencies, partially offset by higher volumes at Eletropaulo of approximately $73 million and favorable foreign currency translation of approximately $105 million.

North America

        The following table summarizes revenue and gross margin for our Generation segment in North America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
	(Dollars in millions)			(Dollars in millions)
North America Generation
Revenue	$615	$576	7%	$1,705	$1,625	5%
Gross Margin	$147	$207	(29)%	$549	$535	3%
Gross Margin as a % of Segment Revenue	24%	36%		32%	33%

        Generation revenue for the three months ended September 30, 2008 increased $39 million, or 7%, compared to the three months ended September 30, 2007. This increase was due to a $17 million variance in the mark-to-market derivative adjustment at Deepwater in Texas, higher revenue at Merida in Mexico due to the pass-through of higher fuel costs of $11 million, higher revenue in New York due to higher pricing on energy sales of $13 million, higher volume due to no significant outages at Warrior Run in Maryland in 2008 of $6 million and favorable foreign currency impacts in our Mexican businesses of $6 million. These effects were partially offset by lower volume in New York due to lower market capacity factors of $10 million.

        Generation gross margin for the three months ended September 30, 2008 decreased $60 million, or 29%, compared to the three months ended September 30, 2007 and decreased as a percentage of revenue. These decreases were primarily due to a $57 million mark-to-market derivative loss on a coal supply contract in Hawaii, lower volumes primarily due to planned outages in New York of $6 million and lower rates due to changes in the sales contract rates associated with the refinancing in 2007 at TEG TEP in Mexico of $7 million. These effects were partially offset by a variance in the mark-to-market derivative adjustment of $17 million at Deepwater, higher margin due to the lack of significant outages at Warrior Run in 2008 of $5 million and higher gross margin at our businesses in New York due to higher pricing on energy sales of $4 million. The $57 million derivative loss recorded at our Hawaii business was related to a coal supply contract for 555,000 metric tons per year through

September 2010. This contract will continue to be subject to mark-to-market adjustments in future periods.

        Generation revenue for the nine months ended September 30, 2008 increased $80 million, or 5%, compared to the nine months ended September 30, 2007. This increase was attributable to higher volume of $33 million at TEG TEP, higher volume due to fewer outages at Deepwater of $5 million and at Warrior Run of $3 million, net higher revenue at Merida of $19 million due primarily to the pass-through of higher fuel costs offset by a revenue adjustment, higher revenue at Red Oak in New Jersey of $5 million due to higher pricing and availability bonuses and favorable foreign currency translation of $11 million at TEG TEP and Merida. These effects were partially offset by $12 million of lower revenue in New York primarily due to planned outages and lower capacity factors.

        Generation gross margin for the nine months ended September 30, 2008 increased $14 million, or 3%, compared to the nine months ended September 30, 2007. This increase was primarily due to a net $53 million mark-to-market derivative gain on a coal supply contract in Hawaii, favorable foreign currency translation of $2 million, higher gross margin at Warrior Run of $3 million due to higher pricing, allowance sales and no significant outages in 2008, a $4 million increase in volume due to fewer outages at Deepwater. These increases were partially offset by lower gross margin due to a planned outage and lower volume in New York of $29 million, net lower gross margin of $13 million at Merida due primarily to a revenue adjustment, a net decrease of $5 million at TEG TEP primarily due to lower rates related to changes in the sales contract rates associated with the refinancing in 2007 partially offset by higher volume and a variance in the mark-to-market derivative adjustment at Deepwater of $3 million.

        The following table summarizes revenue and gross margin for the Utilities segment in North America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
		(Restated)			(Restated)
	(Dollars in millions)			(Dollars in millions)
North America Utilities
Revenue	$288	$274	5%	$804	$795	1%
Gross Margin	$82	$86	(5)%	$194	$245	(21)%
Gross Margin as a % of Segment Revenue	28%	31%		24%	31%

        Utilities revenue for the three months ended September 30, 2008 increased $14 million, or 5%, compared to the three months ended September 30, 2007, due to a $15 million increase in rate adjustments at IPL in Indiana related to recoverable environmental investments and the pass through of higher fuel and purchased power costs of $10 million. These were partially offset by $10 million of lower retail volumes, which were primarily driven by unfavorable weather compared to prior year. Additionally, wholesale sales volumes were down approximately $4 million. This decrease was almost entirely offset by the effect of higher wholesale prices.

        Utilities gross margin for the three months ended September 30, 2008 decreased $4 million, or 5%, compared to the three months ended September 30, 2007. Despite the overall decrease in utilities gross margin, return recovered through rates on approved environmental investments increased $6 million. The decrease of $10 million, excluding environmental revenues and costs, was primarily due to a $5 million decrease in retail margin, due to weather and an increase of $3 million in maintenance expenses as a result of higher storm restoration costs and generation forced outages.

        Utilities revenue for the nine months ended September 30, 2008 increased $9 million, or 1%, compared to the nine months ended September 30, 2007. The decrease at IPL was due to $32 million of credits to customers established during the first six months of 2008, $14 million of lower retail volumes due primarily to unfavorable weather compared to the prior year and $11 million of lower wholesale volumes. These were partially offset by $35 million of higher rate adjustments related to recoverable environmental investments, $23 million of higher fuel and purchased power costs passed through to customers and an $8 million increase in wholesale prices.

        Utilities gross margin for the nine months ended September 30, 2008 decreased $51 million, or 21%, compared to the nine months ended September 30, 2007. Despite the overall decrease in utilities gross margin, return recovered through rates on approved environmental investments increased $13 million. The decrease of $64 million in utility gross margin excluding environmental revenues and costs was primarily due to lower retail margin of $41 million driven by credits to customers established during the first six months of 2008 and lower retail volumes, higher maintenance expenses of $9 million primarily due to storm restoration costs and the timing and duration of major generating unit overhauls, an increase of $5 million in labor and benefits costs and an increase of $4 million in contractor and consulting costs.

Europe & Africa

        The following table summarizes revenue and gross margin for the Generation segment in Europe & Africa for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
	(Dollars in millions)			(Dollars in millions)
Europe & Africa Generation
Revenue	$278	$216	29%	$881	$683	29%
Gross Margin	$49	$35	40%	$240	$167	44%
Gross Margin as a % of Segment Revenue	18%	16%		27%	24%

        Generation revenue for the three months ended September 30, 2008 increased $62 million, or 29%, compared to the three months ended September 30, 2007. This increase was attributable to an increase in capacity income, higher fuel pass-through revenues and higher volume at Kilroot in Northern Ireland of approximately $47 million, an increase in volume and rates of approximately $35 million at our businesses in Hungary and favorable foreign currency exchange of $21 million at our businesses in Hungary. This increase was partially offset by lower revenue in our businesses in Kazakhstan of $45 million due to the sale of certain business units in second quarter 2008.

        Generation gross margin for the three months ended September 30, 2008 increased $14 million, or 40% compared to the three months ended September 30, 2007. This increase was primarily attributable to increases in capacity income and volume at Kilroot of $14 million and higher rates and volume in Hungary of approximately $6 million. This increase was partially offset by lower margin in our businesses in Kazakhstan of $9 million due to sale of certain business units in second quarter 2008.

        Generation revenue for the nine months ended September 30, 2008 increased $198 million, or 29%, compared to the nine months ended September 30, 2007. This increase was primarily attributable to an increase in capacity income and energy payments at Kilroot of $86 million, increase in rates of approximately $52 million at our businesses in Hungary and favorable foreign currency translation in Hungary of $48 million. Revenue in Kilroot was also favorable by $12 million compared to the same period in prior year which was impacted by an outage. The reduction in revenues of $12 million over the nine months following our sale of certain businesses in Kazakhstan in the second quarter 2008 was offset by $9 million in management fees earned from continuing management agreements for those businesses.

        Generation gross margin for the nine months ended September 30, 2008 increased $73 million, or 44%, compared to the nine months ended September 30, 2007. This increase was attributable to an increase in capacity income at Kilroot of $38 million, higher rates and volume at our businesses in

Hungary of $26 million and favorable foreign currency exchange of $6 million offset by increases in fixed costs of $10 million across the region. In addition, gross margin of $8 million was realized on management fees earned from continuing management agreements related to businesses sold in Kazakhstan in second quarter 2008.

        The following table summarizes revenue and gross margin for the Utilities segment in Europe & Africa for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
	(Dollars in millions)			(Dollars in millions)
Europe & Africa Utilities
Revenue	$197	$155	27%	$595	$478	24%
Gross Margin	$23	$22	5%	$67	$64	5%
Gross Margin as a % of Segment Revenue	12%	14%		11%	13%

        Utilities revenue for the three months ended September 30, 2008 increased $42 million, or 27%, compared to the three months ended September 30, 2007. This increase was primarily due to increased tariff rates of approximately $19 million at our businesses in Ukraine and due to higher rates and volume of $10 million and favorable foreign currency translation of $9 million at Sonel in Cameroon.

        Utilities gross margin for the three months ended September 30, 2008 increased slightly by $1 million, or 5%, compared to the three months ended September 30, 2007. This increase was primarily due to an increase in higher rates and volume at Sonel of $8 million and an increase in rates at our businesses in Ukraine of $7 million and the impact of favorable foreign currency translation of $2 million at Sonel, offset by a $16 million increase in fixed costs at Sonel due to higher provision for bad debts.

        Utilities revenue for the nine months ended September 30, 2008 increased $117 million, or 24%, compared to the nine months ended September 30, 2007. This increase was primarily due to increased tariff rates of approximately $54 million at our businesses in Ukraine, approximately $36 million due to favorable foreign currency translation and $18 million due to increased rates and volume at Sonel.

        Utilities gross margin for the nine months ended September 30, 2008 increased $3 million, or 5%, compared to the nine months ended September 30, 2007. This increase was primarily due to higher volume at Sonel of $26 million driven by increased hydrology and higher thermal capacity, and due to increased tariff rates of approximately $17 million at our businesses in Ukraine, which were partially offset by increases in fixed costs of approximately $32 million at Sonel due to higher provision for bad debts and approximately $8 million at our businesses in Ukraine.

Asia

        The following table summarizes revenue and gross margin for the Generation segment in Asia for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
		(Restated)			(Restated)
	(Dollars in millions)			(Dollars in millions)
Asia Generation
Revenue	$398	$235	69%	$1,054	$686	54%
Gross Margin	$35	$47	(26)%	$126	$154	(18)%
Gross Margin as a % of Segment Revenue	9%	20%		12%	22%

        Generation revenue for the three months ended September 30, 2008 increased $163 million, or 69%, compared to the three months ended September 30, 2007. This increase was primarily due to increased volume at Lal Pir in Pakistan of $14 million, increased tariffs as a result of higher fuel costs at Lal Pir and Pak Gen in Pakistan of approximately $48 million and $50 million respectively, the $52 million of revenue generated from our new business, Masinloc, in the Philippines, which was acquired in April 2008, higher rates at Kelanitissa in Sri Lanka of $25 million, partially offset by unfavorable foreign currency translation of $37 million at Lal Pir and Pak Gen.

        Generation gross margin for the three months ended September 30, 2008 decreased $12 million, or 26%, compared to the three months ended September 30, 2007 and decreased as a percentage of segment revenue. These decreases were primarily due to increased fuel costs at Lal Pir, Pak Gen and Chigen in China of approximately $12 million and ($5) million net gross margin attributable to higher fuel costs at Masinloc partially offset by lower fixed costs of $7 million at Ras Laffan in Qatar.

        Generation revenue for the nine months ended September 30, 2008 increased $368 million, or 54%, compared to the nine months ended September 30, 2007. This increase was primarily due to higher rates driven by increased fuel prices at Lal Pir and Pak Gen of approximately $109 million and $122 million respectively, an increase in rates at Kelanitissa of approximately $52 million, and revenue generated from Masinloc of $87 million.

        Generation gross margin for the nine months ended September 30, 2008 decreased $28 million, or 18%, compared to the nine months ended September 30, 2007 and decreased as a percentage of segment revenue. These decreases were primarily due to higher coal prices at Chigen of approximately $18 million and an increase in fuel prices at Lal Pir and Pak Gen of approximately $5 million and $2 million, respectively. In addition, Masinloc generated a net gross margin of ($10) million for the nine months ended September 30, 2008. These unfavorable effects were partially offset by lower fixed costs of $7 million at Ras Laffan.

Corporate and Other Expense

        Corporate and other expense include general and administrative expenses related to corporate staff functions and/or initiatives, executive management, finance, legal, human resources, information systems, and certain development costs which are not allocable to our business segments. In addition, this line item includes net operating results from our Alternative Energy businesses which are immaterial for the purposes of separate segment disclosure and, the effects of eliminating transactions, such as management fee arrangements and self-insurance charges, between the operating segments and corporate. For the nine months ended September 30, 2008 and 2007, corporate and other expense was approximately 2% of total revenue.

        Corporate and other expense increased $4 million, or 5%, to $85 million for the three months ended September 30, 2008 from $81 million for the three months ended September 30, 2007. The increase was primarily related to higher spending on our SAP implementation projects and higher business development costs, offset by a decrease in professional fees to complete the restatement of our financial statements and efforts to remediate our material weaknesses in internal control over financial reporting.

        Corporate and other expense increased $30 million, or 13%, to $258 million for the nine months ended September 30, 2008 from $228 million for the nine months ended September 30, 2007. The increase was primarily related to higher spending on our SAP implementation projects and higher people costs primarily in finance and business development.

Interest expense

        Interest expense increased $5 million, or 1%, to $458 million for the three months ended September 30, 2008 primarily due to interest expense at our recently acquired subsidiary, Masinloc, in the Philippines and unfavorable impacts from foreign currency translation in Brazil. These increases were offset by decreases due to reduced interest rates at Tiete in Brazil which is indexed to inflation, the elimination of a financial transaction tax in Brazil and a decrease in regulatory liabilities at Eletropaulo in Brazil.

        Interest expense increased $73 million, or 6%, to $1.4 billion for the nine months ended September 30, 2008 primarily due to an increase in interest rate at Tiete as a result of higher inflation, increased debt principal at the Parent Company, interest expense at Masinloc and unfavorable impacts from foreign currency translation in Brazil. These increases were offset by reductions in interest expense at Kilroot in Northern Ireland due to a decrease in debt principal and increased capitalized interest, as well as the elimination of a financial transaction tax in Brazil and a decrease in regulatory liabilities at Eletropaulo.

Interest income

        Interest income increased $35 million, or 29%, to $157 million for the three months ended September 30, 2008 primarily due to interest income on short-term investments and cash equivalents at Eletropaulo and Brasiliana in Brazil, inflationary adjustments on accounts receivable at Gener in Chile, interest earned on a convertible loan acquired in March 2008 and favorable foreign currency translation on the Brazilian Real. These increases were offset by lower interest income due to a decrease in regulatory assets at Eletropaulo.

        Interest income increased $47 million, or 13%, to $406 million for the nine months ended September 30, 2008 primarily due to interest income on short-term investments and cash equivalents in Brazil and at the Parent Company, inflationary adjustments on accounts receivable at Gener, interest earned on a convertible loan, interest on increased accounts receivable at Lal Pir and Pak Gen in Pakistan and favorable foreign currency translation on the Brazilian Real. These increases were offset by lower interest income due to a decrease in regulatory assets at Eletropaulo and interest income related to a gross receipts tax recovery in Brazil recorded during the second quarter of 2007.

Other expense

        Other expense decreased $6 million to $18 million for the three months ended September 30, 2008 primarily due to a decrease in losses on disposal of assets at Eletropaulo in Brazil.

        Other expense increased $49 million to $128 million for the nine months ended September 30, 2008 primarily due to $69 million of losses on the extinguishment of debt at the Parent Company in June 2008 and at IPALCO associated with a $375 million refinancing in April 2008. These increases were offset by a charge in 2007 related to the provision for recoverability of regulatory assets at Eletropaulo.

Other income

        Other income increased $37 million to $63 million for the three months ended September 30, 2008 primarily due to $29 million of cash proceeds received at Southland in California from a favorable legal settlement and a $15 million gain on sale of land at Eletropaulo.

        Other income decreased $66 million to $258 million for the nine months ended September 30, 2008, primarily due to a $135 million contract settlement gain at Eastern Energy in New York and a $93 million gross receipts tax recovery at Eletropaulo and Tiete in Brazil, both recorded during the second quarter of 2007, as well as $17 million related to a favorable legal settlement at Eletropaulo recorded in the first quarter of 2007. These decreases were offset by the favorable legal settlement and gain on sale of land mentioned above, as well as a $117 million gain related to the extinguishment of a gross receipts tax liability at Eletropaulo, $14 million associated with an insurance recovery at Uruguaiana in Brazil, and $14 million of compensation for the impairment associated with a settlement agreement to shut down the Hefei plant in China.

Gain on sale of investments

        There was no gain on sale of investments for the three months ended September 30, 2008 and 2007. Gain on sale of investments increased $902 million to $912 million for the nine months ended September 30, 2008 compared to the same period in the prior year primarily due to a $908 million net gain on the sale of two wholly-owned subsidiaries in Kazakhstan, AES Ekibastuz LLP and Maikuben West LLP, recognized in May 2008. Gain on sale of investments for the nine months ended September 30, 2007 included a net gain of $10 million on the sale of 0.91% of our ownership in Gener in May 2007.

Impairment expense

        Impairment expense decreased $16 million to $22 million for the three months ended September 30, 2008 compared to the same period in the prior year. Impairment expense of $22 million included additional charges of $11 million which consisted primarily of an impairment charge related to turbine deposits resulting from the withdrawal of the South African peakers project as well as an impairment charge of $5 million at GNRY Holdings & Investments in Israel due to the withdrawal from the project. Impairment expense for the three and nine months ended September 30, 2007 consisted primarily of an impairment charge of $25 million triggered by the failure of a compressor at our Placerita subsidiary in California and an impairment charge of $10 million related to the curtailment of operations at Coal Creek in Oklahoma, a coal mine owned by our subsidiary, Cavanal Minerals.

        Impairment expense increased $56 million to $94 million for the nine months ended September 30, 2008 compared to the same period in the prior year. Impairment expense of $94 million consisted primarily of an impairment charge of $36 million at Uruguaiana, a thermoelectric plant located in Brazil. The impairment was the result of an analysis of Uruguaiana's long-lived assets, which was triggered by the combination of gas curtailments and increases in the spot market price of energy in 2007. Following an initial impairment charge in the fourth quarter of 2007, further charges were incurred in 2008 due to fixed asset purchase agreements. Additionally, there was an impairment charge of $31 million related to South African peakers project development costs that were written off due to withdrawal from the project, as well as an impairment charge of $14 million associated with a settlement agreement to shut down the Hefei plant in China.

Foreign currency transaction (losses) gains on net monetary position

        Foreign currency transaction (losses) gains were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(in millions)		(in millions)
The AES Corporation	$(14)	$10	$2	$13
Argentina	(8)	(4)	(1)	(8)
Brazil	(7)	—	(29)	9
Pakistan	—	(1)	(1)	(4)
Chile	(12)	—	(44)	(1)
Kazakhstan	(1)	2	(5)	9
Colombia	6	1	4	(6)
Philippines	(20)	—	(47)	—
Other	(4)	1	(2)	(1)

Total(1)	$(60)	$9	$(123)	$11

(1)
Includes $6 million of losses on foreign currency derivative contracts for the three months ended September 30, 2008 and 2007, respectively; and includes $18 million and $20 million of losses on foreign currency derivative contracts for the nine months ended September 30, 2008 and 2007, respectively.

        The Company recognized foreign currency transaction losses of $60 million and gains of $9 million for the three months ended September 30, 2008 and 2007, respectively. The $69 million increase in losses was primarily due to an increase in foreign currency transaction losses at The AES Corporation, the Philippines, Chile and Brazil.

        The Company recognized foreign currency transaction losses of $123 million and gains of $11 million for the nine months ended September 30, 2008 and 2007, respectively. The $134 million increase in losses was primarily due to an increase in foreign currency transaction losses or a decrease in foreign currency transaction gains in the Philippines, Chile, Brazil, Kazakhstan and at The AES Corporation.

        The increase in foreign currency transaction losses for the three and nine months ended September 30, 2008 was due to:

  •
  The increase in losses at The AES Corporation of $24 million for the three months ended September 30, 2008 was primarily the result of losses of $15 million from unfavorable exchange rates associated with a convertible loan receivable, notes receivable and cash accounts denominated in Euros, offset by gains from favorable exchange rates for outstanding notes denominated in British Pounds. The decrease in gains of $11 million for the nine months ended September 30, 2008, was primarily due to losses of $14 million associated with a Euro denominated convertible loan receivable.

  •
  Losses of $20 million and $47 million, for the three and nine months ended September 30, 2008, respectively, at Masinloc, the Company's new business in the Philippines (a Philippine Peso functional currency subsidiary), were due to the weakening of the Philippine Peso against the U.S. Dollar ("USD") and the remeasurement of USD denominated debt.

  •
  The increase in losses in Chile of $12 million and $43 million were due to the 5% and 11% devaluation of the Chilean Peso, for the three and nine months ended September 30, 2008, respectively, which resulted in losses at Gener (a USD functional currency subsidiary) associated with its net working capital, primarily cash, accounts receivables and VAT receivables, denominated in Chilean Pesos.

  •
  The increase in losses in Brazil of $7 million and $38 million, respectively, for the three and nine months ended September 30, 2008, respectively, were primarily due to energy purchases made at Eletropaulo, denominated in USD, which resulted in losses of $11 million and $32 million for the three and nine months ended September 30, 2008, respectively.

  •
  The increase in losses of $14 million in Kazakhstan for the nine months ended September 30, 2008, was due to losses of $19 million associated with third-party debt and intercompany liabilities denominated in currencies other than the Kazakh Tenge, the functional currency. These increased losses were offset by gains of $5 million related to energy sales denominated and fixed in USD.

Other non-operating expense

        Other non-operating expense was zero for the nine months ended September 30, 2008 and $45 million for the nine months ended September 30, 2007. The 2007 expense was primarily due to an impairment in the Company's investment in AgCert, a United Kingdom based corporation that produces emission reduction credits. The Company acquired its investment in AgCert in May 2006 and, as required by generally accepted accounting principles, considered these securities as "available for sale." During the first half of 2007, the market value of these securities, based on traded market prices, materially declined. Based on accounting guidance outlined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management concluded that the decline was "other than temporary" and recorded an impairment charge of $40 million. Additionally, a charge of $5 million was recognized for the decrease in value of the AgCert warrants. The Company began consolidating AgCert in January 2008 when it became the primary beneficiary.

Income taxes

        Income tax expense on continuing operations increased $12 million to $168 million for the three months ended September 30, 2008 from $156 million for the three months ended September 30, 2007. The Company's effective tax rates were 32% and 39% for the three months ended September 30, 2008 and 2007, respectively. Income tax expense on continuing operations increased $119 million to $725 million for the nine months ended September 30, 2008 from $606 million for the nine months ended September 30, 2007. The Company's effective tax rates were 28% and 38% for the nine months ended September 30, 2008 and 2007, respectively.

        The net decrease in the effective tax rate for the three months ended September 30, 2008 compared to the same period in 2007 was, in part, due to a tax benefit on the treatment of unrealized foreign currency losses on U.S. Dollar denominated debt held by certain of our Brazilian subsidiaries and the implementation of a tax planning strategy at Termoelectricia del Golfo. This strategy reduced the impact of the Mexico Flat Rate Business Tax ("IETU") enacted in the fourth quarter of 2007 and resulted in a $26 million reduction of deferred tax expense.

        The net decrease in the effective tax rate for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the non-taxable gain of $908 million from the sale of certain Kazakhstan businesses in the second quarter of 2008, offset by an increase in U.S. taxes on distributions from the Company's primary offshore holding company to facilitate early retirement of Parent Company debt in 2008.

Net equity in earnings of affiliates

        Equity in earnings of affiliates decreased $19 million, or 127%, to a loss of $4 million for the three months ended September 30, 2008 and decreased $19 million, or 33%, to $38 million for the nine months ended September 30, 2008. The decreases were primarily due to the impact of increased coal prices at Yangcheng, a coal-fired plant in China, an additional write-off of three projects in Turkey that were abandoned in December 2007, as well as a decrease related to additional development costs at Solar Energy Ltd which was formed in March 2008 and is not yet generating revenue. These decreases were partially offset by decreased losses at Cartagena in Spain.

Minority interest

        Compared to the prior year period, minority interest expense increased $50 million to $213 million for the three months ended September 30, 2008 and increased $94 million to $646 million for the nine months ended September 30, 2008. The increase was primarily due to increased earnings at Panama, Itabo, Tiete and Gener, as well as an increase in the percentage of minority shareholders of Gener in Chile from approximately 10% to approximately 20% as a result of the sale of shares in Gener in October 2007. These increases in minority interest were partially offset by depreciation of the Brazilian Real at our Brazilian subsidiaries, and a net loss at Masinloc in the Philippines, which was purchased in April 2008.

Discontinued operations

        As discussed in Note 7 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q, the results of operations for three entities are reflected within the discontinued operations portions of the condensed consolidated statements of operations for all periods presented.

On February 22, 2007, the Company entered into a definitive agreement with Petróleos de Venezuela, S.A., ("PDVSA") to sell all of its shares of EDC, a distribution business previously reported in the Latin America Utilities segment, for $739 million net of any withholding taxes. In July 2007, the Company's wholly-owned subsidiary, Central Valley, sold its indirect interest in two biomass fired power plants located in central California (the 50 MW Delano facility and the 25 MW Mendota facility) for $51 million. These facilities, along with an associated management company (together, the "Central Valley Businesses") were formerly included in the North America Generation segment. In May 2006, the Company reached an agreement to sell 100% of its interest in Eden; a Latin America distribution business located in Argentina which was completed in June 2007.

        EDC and Eden were sold during the first six months of 2007 and the sale of Central Valley was closed on July 16, 2007; therefore there was no income from the operation of discontinued businesses for the three months ended September 30, 2007. Gain on disposal of discontinued businesses, net of tax, was $12 million for the three months ended September 30, 2007 as a result of the completion of the sale of the Central Valley Businesses.

        For the nine months ended September 30, 2007, income from operations of discontinued businesses, net of tax, was $71 million related to the operations of EDC, Eden and the Central Valley Businesses. Loss from disposal of discontinued businesses was $1 million and $665 million, net of tax, for the nine months ended September 30, 2008 and 2007, respectively. The loss on disposal in 2008 related primarily to clean up costs associated with the Central Valley sales agreement. The $665 million loss on disposal of discontinued businesses for the nine months ended September 30, 2007 was comprised of a $676 million net loss on the disposal of EDC partially offset by the gain on the disposal of the Central Valley Businesses of $12 million.

Critical Accounting Policies and Estimates

        The consolidated financial statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2007 Annual Report on Form 10-K. The Company's critical accounting estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2007 Annual Report on Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

        The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the three and nine months ended September 30, 2008. The only change to our policies is the adoption of SFAS No. 157 described in Note 1—Financial Statement Presentation.

Capital Resources and Liquidity

Overview

        The AES Corporation is a holding company whose operations are conducted through its subsidiaries. As of September 30, 2008, we had unrestricted cash and cash equivalents of $1.7 billion and short term investments of $1.5 billion. In addition, we had restricted cash and debt service reserves of $1.2 billion. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $13.3 billion and $5.4 billion, respectively. Approximately $800 million of our non-recourse debt matures within the next twelve months. We expect such maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates. Approximately $154 million of our recourse debt matures within the next twelve months which we expect to repay using cash on hand at the Parent Company or through net cash provided by operating activities.

        We rely mainly on long-term debt obligations to fund our project development activities. We have, to the extent achievable, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. Our non-recourse financing is designed to limit cross default risk to the Parent Company or other subsidiaries and affiliates and is generally secured by the capital stock, physical assets, contracts and cash flow of the related subsidiary or affiliate. Generally our non-recourse long-term debt is a combination of fixed and variable interest rate instruments. Our variable rate debt is generally fixed through the use of interest rate swaps. In addition, the debt is typically denominated in the currency that matches the currency expected to be received for revenue generated from the benefiting project thereby reducing currency risk. As of September 30, 2008, approximately 90% of the Company's non-recourse debt is denominated in currency matched to the local currency of the subsidiary that incurred the debt. In certain cases the currency is matched through the use of derivative instruments. These derivatives can require that the Company post collateral to support the currency match. As of November 5, 2008, Gener has posted $29 million to support this type of swap. The majority of our non-recourse debt is funded by international commercial banks with debt capacity supplemented by multilaterals and local regional banks. For more information on our long-term debt, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

        Given its long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company historically has tried to maintain at least 75% - 85% of its consolidated long-term obligations at fixed rates of interest including through the use of interest rate swaps. Presently, The Parent Company's only exposure to variable interest rate debt relates to indebtedness under its senior secured credit facility and its $600 million senior unsecured credit facility. On a consolidated basis, of the Company's $18.7 billion of total debt outstanding as of September 30, 2008, approximately $3.8 billion bore interest at variable rates of interest that was not subject to an interest rate swap which fixed the interest rate.

        In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or loans, which are subordinated to the project's non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations and/or the proceeds from our issuances of debt, common stock and other securities, as well as proceeds from the sales of assets. Similarly, in certain of our businesses, we may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity with our subsidiaries or lenders. In such circumstances, if a subsidiary defaults on its payment or supply obligation, we will be responsible for the subsidiary's obligations up to the amount provided for in the relevant guarantee or other credit support.

        We expect to continue to seek, where possible, non-recourse debt financing in connection with the assets or businesses that our affiliates or we may develop, construct or acquire. However, depending on local and global market conditions and the unique characteristics of individual businesses, non-recourse debt may not be available or may not be available on economically attractive terms. See Credit Crisis and Macroeconomic Environment discussion above. If we decide not to provide any additional funding or credit support to a subsidiary project that is under construction or has near-term debt payment obligations and that subsidiary is unable to obtain additional non-recourse debt, such subsidiary may become insolvent, and we may lose our investment in such subsidiary. Additionally, if any of our subsidiaries lose a significant customer, the subsidiary may need to withdraw from a project or restructure the non-recourse debt financing. If we or such subsidiary chooses not to proceed with a project or is unable to successfully complete a restructuring of the non-recourse debt, we may lose our investment in such subsidiary. At September 30, 2008, we had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our subsidiaries, which were limited by the terms of the agreements, in an aggregate of approximately $419 million (excluding investment commitments and those collateralized by letters of credit and other obligations discussed below).

        As a result of the Parent Company's below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, we may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. We may not be able to provide adequate assurances to such counterparties. In addition, to the extent we are required and able to provide letters of credit or other collateral to such counterparties; this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2008, we had $455 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and subsidiary operations. These letters of credit were provided under our revolver and senior unsecured credit facility. We pay letter of credit fees ranging from 1.63% to 4.95% per annum on the outstanding amounts. In addition, we had less than $1 million in surety bonds outstanding at September 30, 2008.

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

Common Stock Repurchase Program

        On August 7, 2008, the Company's Board of Directors approved a share repurchase plan of up to $400 million of its outstanding common stock over a six month period ending February 7, 2009. From the inception of the plan through September 30, 2008, the Company repurchased 10,691,267 shares at a total cost of $143.3 million including commissions using cash balances on hand. No share repurchases have occurred subsequent to September 30, 2008 through November 4, 2008. There can be no assurances that the Company will repurchase the full $400 million authorized by the Board of Directors within the six month period authorized in the plan.

Cash Flows

        At September 30, 2008, cash and cash equivalents decreased by $351 million from December 31, 2007 to $1,707 million. The change in cash was due to $1,575 million of cash provided by operating activities, $2,438 million of cash used in investing activities, $562 million of cash provided by financing activities and the negative effect of exchange rates on cash of $50 million.

Operating Activities

        Net cash provided by operating activities decreased $297 million, or 16%, to $1,575 million for the nine months ended September 30, 2008 from $1,872 million for the same period in 2007. Excluding the impact of EDC, which provided $151 million of operating cash flow for the nine months ended September 30, 2007, net cash provided by operating activities decreased $146 million. This decrease was partially due to a decrease of approximately $126 million at our Asia Generation businesses due to an increase in first quarter receivables at Lal Pir and Pak Gen in Pakistan; $91 million at our North American Utilities resulting primarily from pension contributions of $48 million in 2008 and lower operating results, $35 million at our Europe and Africa generation businesses for additional working capital requirements; $30 million at our Alternative Energy businesses due to additional working capital requirements; $24 million attributable to global development costs related to our implementation efforts of SAP; and additional interest related to Parent Company debt. These decreases were partially offset by an increase in net cash provided by operating activities at our Latin America Generation businesses of approximately $98 million primarily due to improved margin performance which was partially offset by increased net working capital requirements. Our Europe & Africa Utilities experienced an increase in net cash provided by operating activities of approximately $60 million due to improved performance and net working capital. In addition, our Latin America Utilities experienced an increase in net cash provided by operating activities of approximately $23 million primarily due to improved performance and net working capital, partially offset by an increase in regulatory assets primarily comprised of recoverable purchased energy costs.

Investing Activities

        Net cash used for investing activities increased $1,111 million to $2,438 million for the nine months ended September 30, 2008 from $1,327 million for the nine months ended September 30, 2007. This increase was primarily attributable to the following:

        Capital expenditures increased $234 million to $1,963 million for the nine months ended September 30, 2008 from $1,729 million for the nine months ended September 30, 2007. This was mainly due to a net increase in expenditures of $171 million for plant construction at Gener in Chile and $153 million for wind development projects at our U.S. businesses. These increases were offset by a decrease of $143 million due to the completion of a plant at Maritza in 2007.

        Acquisitions, net of cash acquired increased $819 million to $1,135 million for the nine months ended September 30, 2008 from $316 million for the nine months ended September 30, 2007. This increase was due to the purchase of a coal-fired thermal power generation facility at Masinloc in the Philippines during the second quarter of 2008, as discussed in Note 13—Acquisitions and Dispositions to the condensed consolidated financial statements, and the purchase of Mountain View in the U.S. during the first quarter. The activity in 2007 was mainly due to the purchase of two 230 MW petroleum coke-fired power plants at TEG TEP in Mexico and the purchase of 51% interest in a joint venture with 26 MW existing capacity and a 390 MW development pipeline of hydroelectric projects in Turkey.

        Proceeds from the sales of businesses increased $258 million to $1,093 million for the nine months ended September 30, 2008 from $835 million for the nine months ended September 30, 2007. This increase was due to the sale of Ekibastuz, a coal-fired generation plant, and Maikuben, a coal mine, in Kazakhstan as discussed in Note 13—Acquisitions and Dispositions to the condensed consolidated financial statements. The activity in 2007 included proceeds from the sale of EDC in Venezuela for $739 million, the sale of Central Valley in the U.S. for $54 million and the sale of Eden in Argentina for $17 million as well as proceeds from the sale of approximately 1% of our shares in AES Gener for $25 million.

        Purchases of short-term investments, net of sales, decreased $7 million to $141 million for the nine months ended September 30, 2008 from $148 million for the nine months ended September 30, 2007.

This activity included a $265 million increase in net purchases at Brasiliana Energia in Brazil related to certificates of deposit, government debt securities and money market funds. This was offset by an increase in net sales of $151 million and $142 million at Eletropaulo and Uruguaiana, respectively, both located in Brazil, as a result of a change to the investment strategy to acquire public debt and government securities and a $96 million decrease in net purchases at Ekibastuz for loan collateral in 2007.

        Cash used for advances to affiliates and equity investments was $205 million for the nine months ended September 30, 2008, an increase of $202 million, primarily from our investment in AES Solar. Additionally, the Company also made additional equity investments in Turkish Hydros and Asia Alternative Energy for the Huanghua joint venture.

        Loan advances were $173 million for the nine months ended September 30, 2008 and consisted primarily of the Company's acquisition of a convertible loan from a Brazilian wind development business in the first quarter of 2008.

Financing Activities

        Net cash provided by financing activities increased $847 million to $562 million for the nine months ended September 30, 2008 compared to net cash used of $285 million for the nine months ended September 30, 2007. This change was primarily attributable to an increase in debt, net of repayments of $890 million and an increase in contributions from minority interests of $48 million offset by an increase in the purchase of treasury stock of $143 million under the Company's common stock repurchase plan and an increase in payments for financed capital expenditures of $25 million.

        Net borrowings under revolving credit facilities were $382 million for the nine months ended September 30, 2008, compared to net repayments of $61 million for the nine months ended September 30, 2007. This increase in net borrowings was primarily due to $116 million in repayments at Buffalo Gap 2 in the U.S. in 2007, a $105 million increase in borrowings at the Parent Company, an $87 million reduction in repayments at IPL in the U.S. and an increase in borrowings of $75 million, $48 million and $30 million at our Panama business, Pak Gen and Lal Pir, respectively. These increases in net borrowings year over year were offset in part by net borrowings of $19 million in 2007 at Ekibastuz.

        Issuances of recourse and non-recourse debt for the nine months ended September 30, 2008 were $2,533 million compared to $1,169 million for the nine months ended September 30, 2007. This increase of $1,364 million was primarily due to the issuance of recourse debt at the Parent Company of $625 million, the issuance of non-recourse debt of $618 million and $219 million at Masinloc and Buffalo Gap 3 in the U.S., respectively in 2008 and an increase in non-recourse debt of $263 million at IPL. These increases were offset in part by a decrease in non-recourse debt issuances of $142 million at Sonel in Cameroon and the issuance of non-recourse debt of $227 million at TEG TEP in 2007.

        Repayments of recourse and non-recourse debt for the nine months ended September 30, 2008 were $2,074 million compared to $1,157 million for the nine months ended September 30, 2007. This increase of $917 million was predominately due to an increase in repayments of recourse debt at the Parent Company of $1,037 million and an increase in repayments of non-recourse debt of $309 million at IPL. These increases were offset in part by decreases in repayments of non-recourse debt of $232 million at TEG TEP and $180 million at Eletropaulo.

        Minority interest contributions increased $48 million to $407 million for the nine months ended September 30, 2008 from $359 million for the nine months ended September 30, 2007. The change was a result of the current year contributions of $240 million at Buffalo Gap 3, $78 million at Mountain View I and II and $52 million at Gener compared to the receipt of a contribution of $314 million from the tax equity partners at Buffalo Gap 2 in 2007.

        Financed capital expenditures increased $25 million for the nine months ended September 30, 2008 predominately at Gener where we financed these capital expenditures by paying for them over a period greater than three months.

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

  Recourse Debt Transactions:

  Financing and Tender Offer

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

        The notes repaid at maturity included the outstanding $213 million of the 6.0% Junior Subordinated Convertible Debentures due May 15, 2008 and the outstanding $9 million of the 8.75% Senior Unsecured Notes due June 15, 2008.

        On May 15, 2008, the Company issued $625 million of 8% Senior Unsecured Notes ("Senior Notes") at par value due 2020. Deferred financing costs attributable to the issuance of the Senior Notes were approximately $10 million.

        On June 19, 2008 the Company repurchased $763 million of senior notes maturing from 2009 to 2013 in connection with a tender process. Specifically, the Company repurchased $314 million of the 9.50% Senior Notes due 2009, (the "2009 Notes"), $209 million of the 9.375% Senior Notes due 2010, (the "2010 Notes"), $178 million of the 8.875% Senior Notes due 2011, (the "2011 Notes") and $62 million of the 8.75% Second Priority Senior Secured Notes due 2013 (the "2013 Notes"). After the repurchase, $154 million principal amount of the 2009 Notes, $214 million principal amount of the 2010 Notes, $129 million principal amount of the 2011 Notes and $690 million principal amount of the 2013 Notes remained outstanding as of September 30, 2008. The Company recognized and included a pre-tax loss on the retirement of the senior notes for the nine months ended September 30, 2008 of $55 million in "Other expense" which included $52 million of tender premiums and fees relating to the 2009, 2010, 2011, and 2013 Notes.

        Simultaneously with the tender of the senior notes, the Company also solicited and received consents from the noteholders of the 2013 Notes to amend the related indenture so that the covenants conform to the covenants contained in the indenture governing the Company's senior unsecured notes, with the exception of those covenants related to security.

  Amendment of Credit Agreement

        On July 29, 2008, The AES Corporation and certain subsidiary guarantors amended and restated the Company's existing senior secured credit facility pursuant to the terms of the Fourth Amended and Restated Credit and Reimbursement Agreement, dated as of July 29, 2008 (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a $200 million term loan facility maturing on August 10, 2011, and $750 million revolving credit facility maturing on June 23, 2010.

        The Company entered into the Amended and Restated Credit Agreement to, among other things: (i) increase the size of the Restricted Payments basket; (ii) reduce the required minimum Cash Flow Coverage Ratio (as defined therein) and increase the maximum Recourse Debt to Cash Flow Ratio (as defined therein); (iii) clarify and make modifications in the provisions that permit hedging activities; and (iv) make certain other changes, such as excluding certain equity-like securities from the definition of Recourse Debt, amending the financial reporting and environmental notice requirements, clarifying that the term "Permitted Business" includes climate solutions, carbon offsets, biofuels, battery storage and ancillary businesses, including related trading activities and amending certain other definitions and covenants.

        Future principal payments on recourse debt as of September 30, 2008 are set forth in the table below:

Annual Maturities
(in millions)
2009	154
2010	419
2011	485
2012	—
2013	690
Thereafter	3,637

Total recourse debt	$5,385

        The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facilities. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, "cash and cash equivalents" at September 30, 2008 and December 31, 2007 as follows:

Parent Company Liquidity	September 30, 2008	December 31, 2007
	(in millions)
Consolidated cash and cash equivalents	$1,707	$2,058
Less: Cash and cash equivalents at subsidiaries	1,252	743

Cash and cash equivalents at Parent and qualified holding companies	455	1,315

Borrowing available under senior secured credit facility	502	520
Borrowing available under senior unsecured credit facility	188	318

Total Parent Company Liquidity	$1,145	$2,153

        The change in Parent Company liquidity from December 31, 2007 to September 30, 2008 primarily resulted from cash disbursements for investments in our new and existing businesses, common stock repurchase activity in the 3rd quarter, and net repayments of debt principal associated with the refinancing activity in the 2nd quarter including the premiums associated with early redemption thereon.

        The following table summarizes our Parent Company contingent contractual obligations as of September 30, 2008:

Contingent Contractual Obligations	Amount		Number of Agreements	Exposure Range for Each Agreement
	(in millions)			(in millions)
Guarantees	$419		33	< $1 - $140
Letters of credit under the revolving credit facility	248		10	< $1 - $184
Letters of credit under the senior unsecured credit facility	207		13	< $1 - $165
Surety bonds	—	(1)	1	< $1

Total	$874		57

(1)
Less than $1 million in surety bonds outstanding.

        As of September 30, 2008, the Company had $326 million of commitments to invest in subsidiaries under construction and to purchase related equipment excluding approximately $387 million of such obligations already included in the letters of credit discussed above. The Company expects to fund these net investment commitments over time according to the following schedule: $181 million in the 4th quarter of 2008, $70 million in 2009, $25 million in 2010 and $50 million in 2011. The exact payment schedule will be dictated by construction milestones. We expect to fund these commitments from a combination of current liquidity and internally generated Parent Company cash flow.

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

        While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets, the operating and financial performance of our subsidiaries, exchange rates, power market pool prices and the ability of our subsidiaries to pay dividends. In addition, our project subsidiaries' ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in project loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our revolving credit facility and senior unsecured credit facility. If, due to new corporate opportunities or otherwise, our capital requirements exceed amounts available from cash on hand or borrowings under our credit facilities, we may need to access the capital markets to raise additional debt or equity financing. However, the timing of our ability to access the capital markets may be affected as a result of prior period restatements of our financial statements and the material weaknesses in our internal controls over financial reporting described below under Item 4, "Controls and Procedures" of this Form 10-Q and Item 9A "Controls and Procedures" of our 2007 Annual Report on Form 10-K. Various debt instruments at the Parent Company level contain certain restrictive covenants. On July 29, 2008, the Parent Company and certain subsidiary guarantors entered into an agreement to amend, among other things, certain restrictive covenants. See further discussion in Note 3—Long Term Debt, in the accompanying condensed consolidated financial statements. The covenants provide for, among other items:

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

  Non-Recourse Debt Financing:

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

        Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total debt classified as current in the accompanying condensed consolidated balance sheet related to such defaults was $63 million at September 30, 2008, all of which is non-recourse debt.

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

        Future principal payments on non-recourse debt as of September 30, 2008 are set forth in the table below:

Annual Maturities
(in millions)
2008	356
2009	693
2010	1,092
2011	1,213
2012	803
Thereafter	9,102

Total non-recourse debt	$13,259

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Rate Risk

        In the normal course of business, we are exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of this risk stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the U.S. Dollar. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in U.S. Dollars or currencies other than their own functional currencies. Primarily, we are exposed to changes in the exchange rate between the U.S. Dollar and the following currencies: Brazilian Real, Argentine Peso, Kazakhstani Tenge, British Pound, Euro, Colombian Peso, Chilean Peso and Philippine Peso. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.

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

Value at Risk

        We have performed a company wide value at risk analysis ("VaR") of all of our material financial assets, liabilities and derivative instruments. VaR measures the potential loss in a portfolio's value due to market volatility, over a specified time horizon, stated with a specific degree of probability. This is calculated based on volatilities and correlations of the different risk exposures of the portfolio. The quantification of market risk using VaR provides a consistent measure of risk across diverse markets and instruments. VaR is not necessarily indicative of actual results that may occur. Additionally, VaR represents changes in fair value of financial instruments and not the economic exposure to AES and its affiliates. Because of the inherent limitations of VaR, including those specific to Analytic VaR, in particular the assumption that values or returns are normally distributed, we rely on VaR as only one component in our risk assessment process. In addition to using VaR measures, we perform stress and scenario analyses to estimate the economic impact of market changes to our portfolio of businesses. We use these results to complement the VaR methodology. For a further discussion of the Company's VaR methodology and its limitations see Quantitative and Qualitative Disclosures about Market Risk in Part II, Item 7A of the 2007 Form 10-K.

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

        We express Analytic VaR herein as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one day holding period. Our commodity analysis is an Analytic VaR utilizing a variance-covariance analysis within the commodity transaction management system, and is reported for financially settled derivative products at our Eastern Energy business in New York State.

        The VaR as of September 30, 2008 for foreign exchange rate-sensitive instruments was $96.5 million compared with $46.5 million as of June 30, 2008. These amounts include foreign currency denominated debt and hedge instruments. The increase in VaR relative to the second quarter was primarily attributable to the increase in volatility of the Brazilian Real.

        The VaR as of September 30, 2008 for interest rate-sensitive instruments was $202.4 million compared with $141.9 million as of June 30, 2008. These amounts include the financial instruments that serve as hedges and the underlying hedged items. The increase in VaR relative to the second quarter was attributable to the increase in volatility in interest rates, particularly on the AES Corporation U.S. Dollar denominated bonds.

        The VaR as of September 30, 2008 for commodity price-sensitive instruments was $12.1 million compared with $23.1 million as of June 30, 2008. These amounts include the financial instruments that serve as hedges and do not include the underlying physical assets or contracts that are not permitted to be settled in cash. The decrease in VaR relative to the second quarter 2008 was attributable to a lower volume of hedged MWhs and a decrease in Western New York power prices of approximately 25% during the period.

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

        The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities and Exchange Act of 1934 was recorded, processed, summarized and reported accurately as evidenced by the material weaknesses described below.

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

        The CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        As reported in Item 9A of our 2007 Form 10-K filed on March 17, 2008, the Company's management determined that material weaknesses in internal control over financial reporting existed as of December 31, 2007. These material weaknesses continued to exist as of September 30, 2008. The following is a discussion of the material weaknesses, any of which could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

        A material weakness is a deficiency (within the meaning of PCAOB Auditing Standard No. 5: An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements), or combination of deficiencies, that result in there being a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Lack of Detailed Accounting Records for Certain Holding Companies:

        While testing newly implemented controls for both the Income Tax and Treatment of Intercompany Loan material weaknesses, during and subsequent to the fourth quarter of 2006, the Company identified a risk resulting from the failure to maintain separate legal entity books and records for certain holding companies. While the Company believes that it has manual processes in place to capture and segregate all material transactions, there remains a risk that due to the lack of detailed records of these holding companies, transactions and consolidations may not be captured timely or evaluated at the appropriate level of detail. The Company is in the process of implementing procedures to address these items; however, until this process is fully implemented, there is a risk that certain transactions may not be captured by the current manual processes in a timely manner or incorrect consolidation decisions may be made. As a result, the Company has determined that the failure to establish controls to maintain separate legal entity books and records for certain holding companies could result in a reasonable possibility of a material misstatement and thus continued to represent a material weakness as of September 30, 2008.

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

        As a result, the Company determined that the lack of effective controls could result in a reasonable possibility of material misstatement and thus continued to represent a material weakness as of September 30, 2008.

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

Lack of Detailed Accounting Records for Certain Holding Companies:

        While the Company believes that it has manual processes in place to capture all material transactions, there remains a risk that due to the lack of detailed records for these holding companies, transactions may not be timely captured or evaluated at the appropriate level of detail. As a part of the remediation plan, the Company is in the process of implementing procedures to address these items; however, until this process is fully implemented, there is a risk that certain transactions may not be captured by the current manual processes in a timely manner.

        The completed steps related to the remediation plan include the following:

  •
  outlined a plan to communicate, document and track the formation, liquidation or changes to the Company's legal entities, including distribution of updated policies and procedures and checklists to track these changes;

  •
  expanded staffing and resources dedicated to the creation and maintenance of legal entity accounting records;

  •
  created a priority list of legal entities for purposes of establishing comprehensive general ledgers;

  •
  distributed and implemented updated policies, procedures and checklists to track the formation, liquidation and changes to the Company's legal entities; and

  •
  implemented a consolidation review process for new legal entities.

        The Company continued to execute on additional steps to the remediation plan. The following steps were still in process:

  •
  complete the evaluation and review necessary for the establishment of general ledgers for the priority list of legal entities; and

  •
  continue to provide training to the various corporate and field personnel concerning the maintenance of these legal entities in the Company's accounting databases.

        Until the remaining remediation steps identified above are fully implemented, there remains a reasonable possibility of a material misstatement. Accordingly, this item continued to represent a material weakness as of September 30, 2008.

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

        During the course of remediating this material weakness, the Company developed a remediation plan which includes, among other controls, a broad review of contracts by the Company's accounting department so that the Company can identify and properly account for leases, derivatives and hedging activities, variable interests under FIN No. 46(R) and guarantees under FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The completeness of the contract evaluation process is essential to establishing proper contract accounting in conformity with U.S. GAAP.

        Although the Company believes it has implemented appropriate controls to ensure remediation of the Contract Accounting material weakness, the Company will continue to assess the operating effectiveness of these controls as well as identify areas for improvement to the execution of the current controls, before concluding full remediation.

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

  •
  performed an assessment of contracts dated prior to the implementation of the above controls (July 1, 2006) relative to the risk of additional errors. All contracts, which included a population of over 500, that were considered to have more than a minimal level of risk, were reviewed and analyzed to determine proper accounting treatment. As a result of this review, three contracts were determined to have been accounted for in error. Prior period results have been restated to reflect the correction of these errors;

  •
  improved the review process to evaluate the accuracy of the accounting analysis for new and amended contracts; and

  •
  established improved control procedures to identify variable interest entities for potential consolidation.

        As noted, while the Company believes that it has reviewed its significant contracts, the Company will continue to evaluate the operating effectiveness of the controls that have been implemented to ensure that processes and procedures are in place to ensure timely gathering and review of all significant contracts and contract amendments. The Company will also continue to enhance the design of certain controls related to:

  •
  the processes used to ensure the completeness of the population of contracts requiring certain accounting analysis;

  •
  the systems and processes used to ensure the proper valuation of derivative instruments; and

  •
  the documentation of the on-going assessment of hedge effectiveness.

        The Company continued to assess the operating effectiveness of the Contract Accounting controls and identify areas for improvement to the current execution of certain controls prior to concluding the material weakness is fully remediated. Until the remediation steps identified above are fully implemented, there remains a reasonable possibility of material misstatement. Accordingly, Contract Accounting remained a material weakness as of September 30, 2008.

 PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is involved in certain claims, suits and legal proceedings in the normal course of business, some of which are described below. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible; however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2008.

        In 1989, Centrais Elétricas Brasileiras S.A. ("Eletrobrás") filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. ("EEDSP") relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$899 million ($420 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista ("CTEEP") (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro ruled that Eletropaulo was not a proper party to the litigation because any alleged liability was transferred to CTEEP pursuant to the privatization. Subsequently, both Eletrobrás and CTEEP filed separate appeals to the Superior Court of Justice ("SCJ"). In June 2006, the SCJ reversed the Appellate Court's decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo's liability, if any, should be determined by the Fifth District Court. Eletropaulo subsequently filed a motion for clarification of that decision, which was denied in February 2007. In April 2007, Eletropaulo filed appeals with the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil. Eletropaulo's appeal to the Special Court has been dismissed. The Supreme Court also dismissed Eletropaulo's appeal and, in October 2008, rejected Eletropaulo's petition for reconsideration. Eletrobrás may resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo may be required to provide security in the amount of its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        AES Florestal, Ltd. ("Florestal"), had been operating a pole factory and had other assets, including a wooded area known as "Horto Renner," in the State of Rio Grande do Sul, Brazil (collectively, "Property"). Florestal had been under the control of AES Sul ("Sul") since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica ("CEEE"), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney's Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The parties filed defenses in response to the civil inquiry. The Public Attorney's Office then requested an injunction which the judge rejected on September 26, 2008. The Public Attorney's office has a right to appeal the decision. The environmental agency ("FEPAM") has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul's name the Property that it acquired through the privatization but that remained registered in CEEE's name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. In February 2008, Sul and CEEE signed a "Technical Cooperation Protocol" pursuant to which they requested a new deadline from FEPAM in order to present a proposal. The proposal was delivered on April 8, 2008. FEPAM responding by indicating that the parties should undertake the first step of the proposal which would be to retain a contractor. In its response Sul indicated that such step should be undertaken by CEEE as the relevant environmental events resulted from CEEE's operations.

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

        In April 2004, BNDES filed a collection suit against SEB, a subsidiary of the Company, to obtain the payment of R$3.5 billion ($1.6 billion), which includes principal, interest and penalties under the loan agreement between BNDES and SEB, the proceeds of which were used by SEB to acquire shares of CEMIG. In May 2004, the 15th Federal Circuit Court ordered the attachment of SEB's CEMIG shares, which were given as collateral for the loan, as well as dividends paid by CEMIG to SEB. At the time of the attachment, the shares were worth approximately R$762 million ($356 million). In December 2006, SEB's defense was ruled groundless by the Circuit Court, and in January 2007, SEB filed an appeal to the relevant Federal Court of Appeals. In March 2007, the dividends were determined to be worth approximately R$423 million ($198 million). In April 2007, BNDES withdrew those attached dividends. Subsequently, BNDES has seized additional attached dividends, with approval of the court. In addition, in April 2008, BNDES filed a plea to seize the attached CEMIG shares. The 15th Federal Circuit Court will consider BNDES's request to seize the attached CEMIG shares after the net value of the alleged debt is recalculated in light of BNDES's seizure of dividends. SEB believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In April 2006, a putative class action complaint was filed in the U.S. District Court for the Southern District of Mississippi ("District Court") on behalf of certain individual plaintiffs and all residents and/or property owners in the State of Mississippi who allegedly suffered harm as a result of Hurricane Katrina, and against the Company and numerous unrelated companies, whose alleged greenhouse gas emissions allegedly increased the destructive capacity of Hurricane Katrina. The plaintiffs assert unjust enrichment, civil conspiracy/aiding and abetting, public and private nuisance, trespass, negligence, and fraudulent misrepresentation and concealment claims against the defendants. The plaintiffs seek damages relating to loss of property, loss of business, clean-up costs, personal injuries and death, but do not quantify their alleged damages. In August 2007, the District Court dismissed the case. The plaintiffs have appealed to the U.S. Court of Appeals for the Fifth Circuit, which heard oral arguments in November 2008 and is considering the appeal. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In June 2006, AES Ekibastuz was found to have breached a local tax law by failing to obtain a license for use of local water for the period of January 1, 2005 through October 3, 2005, in a timely manner. As a result, an additional permit fee was imposed, bringing the total permit fee to approximately $135,000. The Company has appealed this decision to the Supreme Court.

        In February 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan initiated administrative proceedings against two hydroelectric plants under AES concession, Ust-Kamenogorsk HPP and Shulbinsk HPP (collectively, "Hydros") concerning their sales to an AES trading company, Nurenergoservice LLP, and other affiliated companies in alleged violation of Kazakhstan's antimonopoly laws. In August 2007, the Competition Committee ordered the Hydros to pay approximately 2.6 billion KZT ($22 million) in damages for alleged antimonopoly violations in 2005 through January 2007. The damages set forth in orders were affirmed by the headquarters of the Competition Committee, the economic court of first instance, and the court of appeals (first panel). Therefore, in February 2008, the Hydros paid the damages. The economic court later lifted an injunction on the Hydros' bank accounts and property in light of the payment of damages. In May 2008, the court of appeals (second panel) also affirmed the damages set forth in the Competition Committee's order. In October 2008, the Supreme Court of Kazakhstan refused to consider the Hydro's appeal. In addition, the Competition Committee has initiated an investigation to determine whether Ust-Kamenogorsk HPP has violated antimonopoly laws since January 2007. That investigation is ongoing and the outcome cannot be predicted at this time.

        In June 2007, the Competition Committee ordered AES Ust-Kamenogorsk TETS LLP ("UKT") to pay approximately 835 million KZT ($7 million) to the state for alleged antimonopoly violations in 2005 through January 2007. The Competition Committee also ordered UKT to pay approximately 235 million KZT ($2 million), as estimated by the Company, to certain customers that allegedly have paid unreasonably high power prices since January 2007. In November 2007, the economic court of first instance upheld the Competition Committee's order in part, finding that UKT had violated Kazakhstan's antimonopoly laws, but reduced the damages to be paid to the state to 833 million KZT ($7 million) and rejected the damages to be paid to customers. The court of appeals (first panel) later affirmed the economic court's decision and, therefore, in June 2008, UKT paid the damages. The economic court later lifted an injunction on UKT's property in light of the payment of damages. UKT's appeal of the decision of the court of appeals (first panel) was rejected by the court of appeals (second panel) in June 2008. UKT intends to appeal to the Supreme Court of Kazakhstan. In separate but related proceedings, in August 2008, pursuant to administrative court order, UKT paid approximately 70 million KZT ($600,000) in administrative fines for its alleged anti-monopoly violations. The Competition Committee has not indicated whether it intends to assert claims against UKT for alleged antimonopoly violations post January 2007. UKT believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings.

        In July 2007, the Competition Committee ordered Nurenergoservice to pay approximately 18 billion KZT ($154 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. In September 2007, the headquarters of the Competition Committee upheld the order. Nurenergoservice subsequently appealed to the economic court of first instance. In April 2008, the economic court issued a decision affirming the Competition Committee's order. Nurenergoservice's appeals to the court of appeals (first panel) and the court of appeals (second panel) were rejected in

July and October 2008, respectively. Also, the economic court has issued an injunction has been issued to secure Nurenergoservice's alleged liability, freezing Nurenergoservice's bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. Furthermore, in separate but related proceedings, in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 2 billion KZT (approximately $17 million) in administrative fines for its alleged antimonopoly violations. In September 2007, after the headquarters of the Competition Committee upheld the order, Nurenergoservice appealed to the administrative court of first instance. In October 2007, the administrative court suspended the proceedings pending the resolution of the proceedings in the economic court and any proceedings in the court of appeals (first panel). The administrative proceedings have not resumed despite the July 2008 decision of the court of first appeals (first panel). The Competition Committee has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious claims and defenses; however, there can be no assurances that it will prevail in these proceedings. As Nurenergoservice did not prevail in the economic court or the court of appeals (first panel) with respect to the alleged damages, it will have to pay the alleged damages or risk seizure of its assets. Furthermore, if Nurenergoservice does not prevail in the administrative court with respect to the fines, it will have to pay the fines or risk seizure of its assets.

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

        In November 2007, the Competition Committee initiated an investigation of allegations that Irtysh Power and Light, LLP ("Irtysh"), an AES company which manages the state-owned Ust-Kamenogorsk Heat Nets system, had violated Kazakhstan's antimonopoly laws in January through November 2007 by selling power at below-market prices. In February 2008, the Competition Committee determined that the allegations were baseless. However, the Competition Committee has since initiated an investigation to determine whether Irtysh has illegally coordinated with other AES companies concerning the sale of power. That investigation is ongoing and the outcome cannot be predicted at this time. Irtysh believes it has meritorious claims and defenses and will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

        In March 2008, the financial police of Kazakhstan issued a resolution to initiate a criminal case against unnamed officials of Shulbinsk HPP relating to alleged tax evasion by Shulbinsk HPP. In May 2008, the financial police asserted criminal charges against the former general director and the former chief accountant of Shulbinsk HPP. Subsequently, those charges were dropped.

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

        In July 2007, AES Energia Cartagena SRL, ("AESEC") initiated arbitration against Initec Energia SA, Mitsubishi Corporation, and MC Power Project Management, SL ("Contractor") to

recover damages from the Contractor for its delay in completing the construction of AESEC's majority-owned power facility in Murcia, Spain. In October 2007, the Contractor denied AESEC's claims and asserted counterclaims to recover approximately €12 million ($15 million) for alleged unpaid milestone and scope change order payments, among other things, and an unspecified amount for an alleged early completion bonus. The final hearing is scheduled to begin in June 2009. AESEC believes that it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In February 2008, the Native Village of Kivalina and the City of Kivalina filed a complaint in the U.S. District Court for the Northern District of California against the Company and numerous unrelated companies, whose alleged greenhouse gas emissions are allegedly destroying the land upon which the plaintiffs are located. The plaintiffs assert nuisance and concert of action claims against the Company and the other defendants, and a conspiracy claim against a subset of the other defendants. The plaintiffs seek to recover relocation costs, estimated in the complaint to be from $95 million to $400 million, and other alleged damages from the defendants, which are not quantified. The Company has filed a motion to dismiss the case, which the plaintiffs are expected to oppose. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

        In 1993, a claim was filed by the Public Attorney's office against Eletropaulo, the Sao Paulo State Government, SABESP (a state owned company), CETESB (a state owned company) and DAEE (the municipal Water and Electric Energy Department), alleging that they were liable for pollution of the Billings Reservoir as a result of pumping water from Pinheiros River into Billings Reservoir. The events in question occurred while Eletropaulo was a state owned company. An initial lower court decision in 2007 found the parties liable for the payment of R$517.46 million ($242 million) for remediation. Eletropaulo subsequently appealed the decision and Eletropaulo is still awaiting a decision on the appeal. The filing of the appeal suspended the lower court's decision. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

        In September 2008, IPL received a Clean Air Act Section 114 information request. The request seeks various information regarding production levels and projects implemented at IPL's generating stations, generally for the time period from January 1, 2001 to the date of the information request. This type of information request has been used in the past to assist the EPA in determining whether a plant is in compliance with applicable standards under the Clean Air Act. At this time it is not possible to predict what impact, if any, this request may have on IPL, its results of operation or its financial position.

        In November 2007, the U.S. Department of Justice ("DOJ") indicated to AES Thames, LLC ("AES Thames") that the United States Environmental Protection Agency ("EPA") had requested that the DOJ file a federal court action against AES Thames for alleged violations of the Clean Air Act ("CAA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act ("EPCRA"), in particular alleging that AES Thames had violated (i) the terms of its Prevention of Significant Deterioration ("PSD") air permits in the calculation of its steam load permit limit; and (ii) the CWA, CERCLA and EPCRA in connection with two spills of chlorinating agents. The DOJ subsequently indicated that it would like to settle this matter prior to filing a suit and negotiations are ongoing. During such discussions, the DOJ and EPA have accepted AES Thames method of operation and have asked AES Thames to seek a minor permit modification to clarify the air permit condition. On October 21, 2008, the DOJ proposed a civil penalty of $245,000 for the alleged violations. The Company believes that it has meritorious defenses to the claims asserted against it and if a settlement cannot be achieved, the Company will defend itself vigorously in any lawsuit.

Regulatory Matters

        The European Commission (the Commission) has reached a decision, following its investigation into long term PPAs in Hungary, that the PPAs contain elements of illegal state aid, including AES Tisza's PPA. The decision also requires Hungary to terminate the PPAs within six months of notification of the decision to the generators with the PPAs, and to recover the alleged illegal state aid from the generators within ten months of notification. Hungary and the Commission are in the process of resolving confidentiality matters relating to the wording of the decision, which has not yet been published by the Commission or notified by the Commission to generators. AES Tisza is challenging the Commission's decision in the Court of First Instance of the European Communities.

Environmental Matters

        The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2008, the Company has recorded liabilities of $31 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of September 30, 2008.

        On March 10, 2005, the U.S. Environmental Protection Agency ("EPA") promulgated the "Clean Air Interstate Rule" ("CAIR"), which required allowance surrender for sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emissions from existing power plants located in 28 eastern states and the District of Columbia. CAIR contemplated two implementation phases. The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively. A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015. To implement the required emission reductions for this rule, the states were to establish emission allowance-based "cap-and-trade" programs. CAIR was subsequently challenged in federal court and on July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit issued an opinion striking down CAIR. On September 19, 2008, EPA filed a petition for rehearing and rehearing en banc. On October 21, 2008, the Court issued an order requesting that certain petitioners, including AES Beaver Valley and AES Warrior Run, file a response to EPA's petition by November 5, 2008, indicating whether any of such petitioners are seeking a vacatur of CAIR and whether the court should stay its mandate until EPA promulgates a revised rule. As of September 30, 2008, the Company had assets of approximately $8.4 million related to these SO2 and NOx emission allowance programs and will evaluate any potential impairment in the fourth quarter of 2008, dependent upon the further actions of the Court.

        As previously discussed in our 2007 annual report on Form 10-K, ten northeastern states, including New York, have entered into a memorandum of understanding under which the states coordinate to establish rules that require the reduction in CO2 emissions from power plant operations within those states. This initiative is called the Regional Greenhouse Gas Initiative ("RGGI"). On August 11, 2008 the New York State Environmental Board approved a regulation (6 NYCRR Part 242) establishing the New York component of RGGI's CO2 Budget Trading Program. The RGGI Allowance Auction Rule (21 NYCRR Part 507) was approved by the New York Energy Research and Development Authority (NYSERDA) Board of Directors on September 15, 2008. Both rules took effect in October 2008.

        Under these New York implementing rules, each budgeted source of CO2 emissions will be required to surrender one CO2 allowance for each CO2 metric tonne emitted during a three-year compliance period. All power generating facilities greater than 25 MW in the State of New York would be subject to the rules. Unlike the previously implemented Federal SO2 and NOx cap-and-trade emissions programs, under the New York rules, all allowances would be auctioned (rather than allocated to affected generating units) except for several small set aside accounts. Accordingly, the rules require that CO2 emitters acquire CO2 allowances either from the proposed auction or in the secondary emissions trading market. The first RGGI allowance auction took place on September 25, 2008 and the second is scheduled for December 17, 2008. The September auction yielded an allowance price of $3.07 per allowance. New York did not participate in the first auction, but will participate in the second.

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors as previously disclosed in our 2007 Form 10-K. However, the Company has provided additional disclosures regarding the current credit crisis and the possibility of a global recession. See Management's Discussion and Analysis—Credit Crisis and the Macroeconomic Environment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table presents information regarding purchases made by The AES Corporation of its common stock:

Repurchase Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Plan(a)	Dollar Value of Maximum Number of Shares To Be Purchased Under the Plan(a)
7/1/08 - 7/31/08	—	$—	—	$400,000,000
8/1/08 - 8/31/08	1,091,844	$15.36	1,091,844	$383,224,422
9/1/08 - 9/30/08	9,599,423	$13.15	9,599,423	$256,970,157

Total	10,691,267	$13.38	10,691,267

(a)
On August 7, 2008, the Company's Board of Directors approved a share repurchase plan for up to $400 million of its outstanding common stock. The Board authorization permits the Company to effect the repurchase of shares for a six month period. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

By-Law Amendments

        On October 21, 2008 the Board of Directors of The AES Corporation adopted amendments to the Company's By-Laws, effective as of October 21, 2008. The principal features of the amendments are as follows:

Stockholder Nominations and Proposals of Business for a Meeting

        Section 2.15 and Section 9.01 have been revised and Section 2.16 has been added to (i) clarify that the procedures set forth in the By-Laws are the exclusive means for a stockholder to submit stockholder nominations and proposals of business, other than proposals governed by Rule 14a-8 of the federal proxy rules (which provides its own procedural requirements), (ii) increase the notice period governing the submission of stockholder nominations and proposals of business to not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year's annual meeting, (iii) expand the required disclosure regarding the stockholders making such proposals or nominations to include, among other things, all ownership interests, hedges, economic incentives (including synthetic or temporary stock ownership) and voting rights, and (iv) require a stockholder nominating an individual for election as a director to include in the notice certain biographical information about each director nominee as well as a questionnaire and representation signed and completed by each director nominee that requires the nominee to disclose any voting commitments the nominee may have with a third person and commit to comply with the Company's corporate governance standards, if elected.

Stockholder Action by Written Consent

        Section 6.05(B) has been combined with and into Section 2.17, which has been added to explicitly require that (i) stockholders, to act by written consent, must request the Board of Directors of the Company to set a record date for stockholders entitled to consent, and (ii) such request must contain all information that such stockholder would be required to provide if such stockholder had been making a nomination or proposing business to be considered at a meeting of stockholders. The record date must be set within ten days of a request and must be no later than ten days after the Board of Directors acts.

        The preceding descriptions are qualified in their entirety by the full text of the Amended and Restated By-Laws, which are attached as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 22, 2008.

Departure of Officer

        On October 31, 2008, it was determined that David Gee will be leaving the Company.

10b-5-1 Plan

        Paul Hanrahan terminated his 10b-5-1 plan on October 6, 2008.

ITEM 6.    EXHIBITS

3.1	Amended and Restated By-Laws (incorporated by reference to the Company's current report on Form 8-K filed on October 22, 2008).
31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)
Date: November 6, 2008	By:	/s/ VICTORIA D. HARKER
		Name:	Victoria D. Harker
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MARY E. WOOD
		Name:	Mary E. Wood
		Title:	Vice President and Controller (Principal Accounting Officer)

QuickLinks

EXPLANATORY NOTE
THE AES CORPORATION FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 TABLE OF CONTENTS
PART I: FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION Condensed Consolidated Statements of Operations (Unaudited)
THE AES CORPORATION Condensed Consolidated Balance Sheets (Unaudited)
THE AES CORPORATION Condensed Consolidated Statements of Cash Flows (Unaudited)
THE AES CORPORATION Notes to Condensed Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2008 and 2007
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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