Form 10-Q
period 2010-09-30
AES CORP
filed 2010-11-04
CIK 874761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on October 29, 2010 was 788,099,808.

THE AES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Revenue:
Regulated	$2,274	$2,097	$6,728	$5,542
Non-Regulated	1,877	1,555	5,515	4,636

Total revenue	4,151	3,652	12,243	10,178

Cost of Sales:
Regulated	(1,653)	(1,457)	(4,960)	(3,988)
Non-Regulated	(1,513)	(1,228)	(4,330)	(3,571)

Total cost of sales	(3,166)	(2,685)	(9,290)	(7,559)

Gross margin	985	967	2,953	2,619

General and administrative expenses	(98)	(81)	(279)	(251)
Interest expense	(387)	(406)	(1,167)	(1,146)
Interest income	97	90	307	272
Other expense	(23)	(15)	(83)	(67)
Other income	20	36	97	279
Gain on sale of investments	-	17	-	132
Goodwill impairment	(18)	-	(18)	-
Asset impairment expense	(296)	(6)	(297)	(7)
Foreign currency transaction gains (losses) on net monetary position	103	(1)	(19)	(12)
Other non-operating expense	(2)	(2)	(7)	(12)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	381	599	1,487	1,807
Income tax expense	(111)	(203)	(562)	(482)
Net equity in earnings of affiliates	26	18	174	75

INCOME FROM CONTINUING OPERATIONS	296	414	1,099	1,400
Income from operations of discontinued businesses, net of income tax expense of $0, $2, $2 and $3, respectively	22	26	72	72
Gain from disposal of discontinued businesses, net of income tax expense of $38, $0, $38 and $0, respectively	79	-	57	-

NET INCOME	397	440	1,228	1,472
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(253)	(243)	(741)	(735)
Less: Income from discontinued operations attributable to noncontrolling interests	(30)	(12)	(42)	(31)

Total net income attributable to noncontrolling interests	(283)	(255)	(783)	(766)

NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$114	$185	$445	$706

BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.05	$0.26	$0.47	$1.00
Discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.09	0.02	0.11	0.06

NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.14	$0.28	$0.58	$1.06

DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.05	$0.26	$0.47	$1.00
Discontinued operations attributable to The AES Corporation common stockholders, net of tax	0.09	0.02	0.11	0.06

NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.14	$0.28	$0.58	$1.06

AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$43	$171	$358	$665
Discontinued operations, net of tax	71	14	87	41

Net income	$114	$185	$445	$706

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(in millions except share and per share data)
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,848	$1,782
Restricted cash	609	407
Short-term investments	1,645	1,648
Accounts receivable, net of allowance for doubtful accounts of $305 and $290, respectively	2,349	2,118
Inventory	611	560
Receivable from affiliates	32	24
Deferred income taxes — current	244	210
Prepaid expenses	190	161
Other current assets	1,142	1,557
Current assets of discontinued and held for sale businesses	98	320

Total current assets	9,768	8,787

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	1,104	1,111
Electric generation, distribution assets and other	28,800	26,815
Accumulated depreciation	(9,151)	(8,774)
Construction in progress	4,222	4,644

Property, plant and equipment, net	24,975	23,796

Other Assets:
Deferred financing costs, net of accumulated amortization of $303 and $293, respectively	382	377
Investments in and advances to affiliates	1,313	1,157
Debt service reserves and other deposits	606	595
Goodwill	1,276	1,299
Other intangible assets, net of accumulated amortization of $240 and $223, respectively	610	510
Deferred income taxes — noncurrent	689	587
Other	1,634	1,551
Noncurrent assets of discontinued and held for sale businesses	527	876

Total other assets	7,037	6,952

TOTAL ASSETS	$41,780	$39,535

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$4,523	$4,193
Accrued interest	375	269
Non-recourse debt — current	1,591	1,718
Recourse debt — current	464	214
Current liabilities of discontinued and held for sale businesses	76	227

Total current liabilities	7,029	6,621

LONG-TERM LIABILITIES
Non-recourse debt — noncurrent	13,482	12,304
Recourse debt — noncurrent	4,438	5,301
Deferred income taxes — noncurrent	1,249	1,090
Pension and other post-retirement liabilities	1,306	1,322
Other long-term liabilities	3,025	3,146
Long-term liabilities of discontinued and held for sale businesses	408	811

Total long-term liabilities	23,908	23,974

Contingencies and Commitments (see Note 8)
Redeemable stock of subsidiaries	60	60
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 804,560,572 issued and 794,115,103 outstanding at September 30, 2010 and 677,214,493 issued and 667,679,913 outstanding at December 31, 2009	8	7
Additional paid-in capital	8,462	6,868
Retained earnings	1,056	650
Accumulated other comprehensive loss	(2,504)	(2,724)
Treasury stock, at cost (10,445,469 shares at September 30, 2010 and 9,534,580 shares at December 31, 2009, respectively)	(132)	(126)

Total The AES Corporation stockholders’ equity	6,890	4,675
NONCONTROLLING INTERESTS	3,893	4,205

Total equity	10,783	8,880

TOTAL LIABILITIES AND EQUITY	$41,780	$39,535

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in millions)
OPERATING ACTIVITIES:
Net income	$1,228	$1,472
Adjustments to net income:
Depreciation and amortization	876	767
(Gain) loss from sale of investments and impairment expense	350	(115)
(Gain) loss on disposal and impairment write-down — discontinued operations	(102)	-
Provision for deferred taxes	31	(24)
Contingencies	75	(14)
(Gain) loss on the extinguishment of debt	9	(3)
Undistributed gain from sale of equity method investment	(118)	-
Other	(81)	33
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(136)	(82)
(Increase) decrease in inventory	9	(10)
(Increase) decrease in prepaid expenses and other current assets	190	92
(Increase) decrease in other assets	(51)	(133)
Increase (decrease) in accounts payable and accrued liabilities	4	(159)
Increase (decrease) in income taxes and other income tax payables, net	20	96
Increase (decrease) in other liabilities	108	(43)

Net cash provided by operating activities	2,412	1,877

INVESTING ACTIVITIES:
Capital expenditures	(1,528)	(1,765)
Acquisitions — net of cash acquired	(237)	-
Proceeds from the sale of businesses	369	2
Proceeds from the sale of assets	11	16
Sale of short-term investments	4,583	3,277
Purchase of short-term investments	(4,540)	(2,774)
(Increase) decrease in restricted cash	(82)	272
(Increase) decrease in debt service reserves and other assets	(9)	80
Affiliate advances and equity investments	(77)	(137)
Proceeds from loan repayments	132	-
Other investing	31	(15)

Net cash used in investing activities	(1,347)	(1,044)

FINANCING ACTIVITIES:
Issuance of common stock	1,566	-
Borrowings (repayments) under the revolving credit facilities, net	74	(96)
Issuance of recourse debt	-	503
Issuance of non-recourse debt	1,497	1,189
Repayments of recourse debt	(619)	(154)
Repayments of non-recourse debt	(1,441)	(622)
Payments for deferred financing costs	(50)	(72)
Distributions to noncontrolling interests	(951)	(561)
Contributions from noncontrolling interests	-	75
Financed capital expenditures	(21)	(27)
Purchase of treasury stock	(15)	-
Other financing	(18)	8

Net cash provided by financing activities	22	243
Effect of exchange rate changes on cash	(21)	19

Total increase in cash and cash equivalents	1,066	1,095
Cash and cash equivalents, beginning	1,782	865

Cash and cash equivalents, ending	$2,848	$1,960

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,003	$971
Cash payments for income taxes, net of refunds	$589	$389
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired in noncash asset exchange	$-	$111

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	THE AES CORPORATION STOCKHOLDERS					Noncontrolling Interests	Consolidated Comprehensive Income
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	(in millions)
Balance at January 1, 2010	$7	$(126)	$6,868	$650	$(2,724)	$4,205
Net income	-	-	-	445	-	783	$1,228
Change in fair value of available-for-sale securities, net of income tax	-	-	-	-	(6)	-	(6)
Foreign currency translation adjustment, net of income tax	-	-	-	-	465	54	519
Change in unfunded pension obligation, net of income tax	-	-	-	-	3	3	6
Change in derivative fair value, including a reclassification to earnings, net of income tax	-	-	-	-	(204)	(51)	(255)

Other comprehensive income							264

Total comprehensive income							$1,492

Cumulative effect of consolidation of entities under variable interest entity accounting guidance	-	-	-	(47)	(38)	15
Cumulative effect of deconsolidation of entities under variable interest entity accounting guidance	-	-	-	1	-	-
Capital contributions from noncontrolling interests	-	-	-	-	-	30
Dividends declared to noncontrolling interests	-	-	-	-	-	(1,068)
Disposition of businesses	-	-	-	-	-	(78)
Issuance of common stock	1	-	1,566	-	-	-
Acquisition of treasury stock	-	(15)	-	-	-	-
Issuance of common stock under benefit plans and exercise of stock options and warrants, net of income tax	-	9	10	-	-	-
Stock compensation	-	-	18	-	-	-
Changes in the carrying amount of redeemable stock of subsidiaries	-	-	-	7	-	-

Balance at September 30, 2010	$8	$(132)	$8,462	$1,056	$(2,504)	$3,893

	THE AES CORPORATION STOCKHOLDERS					Noncontrolling Interests	Consolidated Comprehensive Income
	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Loss
	(in millions)
Balance at January 1, 2009	$7	$(144)	$6,832	$(8)	$(3,018)	$3,358
Net income	-	-	-	706	-	766	$1,472
Change in fair value of available-for-sale securities, net of income tax	-	-	-	-	6	-	6
Foreign currency translation adjustment, net of income tax	-	-	-	-	117	437	554
Change in unfunded pension obligation, net of income tax	-	-	-	-	2	-	2
Change in derivative fair value, including a reclassification to earnings, net of income tax	-	-	-	-	38	24	62

Other comprehensive income							624

Total comprehensive income							$2,096

Capital contributions from noncontrolling interests	-	-	-	-	-	79
Dividends declared to noncontrolling interests	-	-	-	-	-	(673)
Disposition of businesses	-	-	-	-	-	(7)
Preferred dividends of subsidiary	-	-	-	-	-	(2)
Issuance of common stock under benefit plans and exercise of stock options and warrants, net of income tax	-	18	11	-	-	-
Stock compensation	-	-	16	-	-	-

Balance at September 30, 2009	$7	$(126)	$6,859	$698	$(2,855)	$3,982

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009

1. FINANCIAL STATEMENT PRESENTATION

The prior period condensed consolidated financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been reclassified to reflect the businesses held for sale and discontinued operations as discussed in Note 14 — Discontinued Operations and Held for Sale Businesses.

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in equity and cash flows. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2009 audited consolidated financial statements and notes thereto, which are included in the 2009 Form 10-K filed with the SEC on February 25, 2010.

The Company completed its acquisition of the Ballylumford Power Station in the third quarter of 2010 and in accordance with the accounting guidance for business combinations, has recorded the preliminary amounts for the purchase price allocation. The final purchase price allocation is preliminary and adjustments will continue to be made during the measurement period. Subsequent adjustments, if any, will be retrospectively adjusted in future filings with the SEC.

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

clarifies that an entity should consider all arrangements made contemporaneously with or in contemplation of a transfer and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. Upon adoption on January 1, 2010, the Company recognized $40 million as accounts receivable and an associated secured borrowing on its condensed consolidated balance sheet; both of which have since grown to $50 million as of September 30, 2010, as additional interests in receivables have been sold. IPL, the Company’s integrated utility in Indianapolis, had securitized these accounts receivable through IPL Funding, a special purpose entity, and previously recognized the transaction as a sale and had not recognized the accounts receivable and secured borrowing on its balance sheet. Under the facility, interests in these accounts receivable are sold, on a revolving basis, to unrelated parties (the Purchasers) up to the lesser of $50 million or an amount determinable under the facility agreement. The Purchasers assume the risk of collection on the interest sold without recourse to IPL, which retains the servicing responsibilities for the interest sold. While no direct recourse to IPL exists, IPL risks loss in the event collections are not sufficient to allow for full recovery of the retained interests. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate. Under the new accounting guidance, the retained interest in these securitized accounts receivable does not meet the definition of a participating interest, thereby requiring the Company to recognize on its condensed consolidated balance sheet the portion transferred and the proceeds received as accounts receivable and a secured borrowing, respectively.

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

The determination of the entity that has the power to direct the activities that most significantly impact the economic performance of the VIE required significant judgment and assumptions for certain of the Company’s businesses. That determination considered the purpose and design of the businesses, the risks that the businesses were designed to create and pass along to other entities, the activities of the businesses that could be directed and which entity could direct them, and the expected relative impact of those activities on the economic performance of the businesses through their life. The businesses for which significant judgment and assumptions were required were primarily certain generation businesses who have power purchase agreements (“PPAs”) to sell energy exclusively or primarily to a single counterparty for the term of those agreements. For these generation businesses, the counterparty has the power to dispatch energy and, in some instances, to make decisions regarding the sale of excess energy. As such, the counterparty has power to direct certain activities that significantly impact the economic performance of the business primarily through the cash flows and gross margin, if any, earned by the business from the sale of energy to the counterparty and sometimes through the absorption of fuel price risk by the counterparty. However, the counterparty usually does not have the power to direct any of the other activities that could significantly impact the economic performance. These other activities include: daily operation and management, maintenance and repairs and capital expenditures, plant expansion, decisions regarding overall financing of ongoing operations and budgets and, in some instances, decisions regarding sale of excess energy. As such, the AES generation business has power to direct some activities of the business that significantly impact its economic performance, primarily through the cash flows and gross margin earned from capacity payments received from being available to produce energy and from any sale of energy to other entities (particularly during any period beyond the end of the power purchase agreement). For these VIEs, the determination as to which set of activities most significantly impact the economic performance of the business required significant judgment and assumptions and resulted in the conclusion that the activities directed by the counterparty were less significant than those directed by the AES business.

The adoption of the new guidance resulted in the deconsolidation of certain immaterial VIEs previously consolidated. Additionally, assets, liabilities and operating results of two of our VIEs, previously accounted for under the equity method of accounting, were required to be consolidated. Cartagena, a 71% owned generation business in Spain, and Cili, a 51% owned generation business in China, were consolidated under the new guidance resulting in a cumulative effect adjustment of $47 million to retained earnings as of January 1, 2010. The cumulative effect adjustment is primarily comprised of losses that were not recognized while the equity method of accounting was suspended for Cartagena. As of September 30, 2010, total assets and total liabilities related to these VIEs were $860 million and $960 million, respectively. In addition, revenue for the three and nine months ended September 30, 2010 included $86 million and $273 million, respectively, of revenue from these VIEs. Prior period operating results of these VIEs are reflected in “Net equity in earnings of affiliates” except for those prior periods during which the equity method of accounting was suspended.

2. INVENTORY

The following table summarizes the Company’s inventory balances as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in millions)
Coal, fuel oil and other raw materials	$308	$293
Spare parts and supplies	303	267

Total	$611	$560

3. FAIR VALUE DISCLOSURES

The following table summarizes the carrying and fair value of certain of the Company’s financial assets and liabilities as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets
Marketable securities	$1,688	$1,688	$1,691	$1,691
Derivatives	100	100	141	141

Total assets	$1,788	$1,788	$1,832	$1,832

Liabilities
Debt	$19,975	$20,724	$19,537	$20,008
Derivatives	571	571	310	310

Total liabilities	$20,546	$21,295	$19,847	$20,318

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

For the derivatives where there is a standard industry valuation model, the Company uses that model to estimate the fair value. For the derivatives (such the PPAs and fuel supply agreements that are derivatives or include embedded derivatives) where there is not a standard industry valuation model, the Company has created internal valuation models to estimate the fair value, using observable data where available. For all derivatives, the income approach is used, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The following are among the most common market data used in the income approach: volatilities, spot and forward benchmark interest rates (such as LIBOR and EURIBOR), foreign exchange rates and commodity prices. Forward rates and prices generally come from published information provided by pricing services for an instrument with the same duration as the derivative instrument being valued. In situations where significant inputs are not observable, the Company uses relevant techniques to best estimate the input, such as regression analysis, Monte Carlo simulation or similarly traded instrument available in the market.

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

In certain instances, the published forward rates or prices may not extend through the remaining term of the contract and management must make assumptions to extrapolate the curve, which result in the use of unobservable inputs. In addition, in certain instances, the financial or physical instrument is traded in an inactive market requiring the use of unobservable inputs. Similarly, in certain instances, the spread that reflects the credit or nonperformance risk is unobservable. Where the use of unobservable inputs is significant, these derivatives are classified as Level 3.

Recurring Measurements:

The following table sets forth by level within the fair value hierarchy certain of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their placement within the fair value hierarchy levels.

	Total September 30, 2010	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities	$1,677	$8	$1,627	$42
Trading securities	10	10	-	-
Derivatives	100	-	56	44

Total assets	$1,787	$18	$1,683	$86

Liabilities
Derivatives	$571	$-	$290	$281

Total liabilities	$571	$-	$290	$281

	Total December 31, 2009	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities	$1,676	$133	$1,501	$42
Trading securities	7	7	-	-
Derivatives	141	-	111	30

Total assets	$1,824	$140	$1,612	$72

Liabilities
Derivatives	$310	$-	$280	$30

Total liabilities	$310	$-	$280	$30

The following tables present a reconciliation of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010					2009
	Interest Rate	Cross Currency	Foreign Exchange	Commodity	Total	Total
	(in millions)
Balance at beginning of period(1)	$(226)	$(34)	$18	$19	$(223)	$(9)
Total gains (losses) (realized and unrealized):(1)
Included in earnings(2)	(2)	-	-	(3)	(5)	(3)
Included in other comprehensive income	(63)	25	(1)	-	(39)	(52)
Included in regulatory assets	(2)	-	-	(2)	(4)	-
Purchases, issuances and settlements(1)	14	-	-	(3)	11	-
Transfers of assets (liabilities) into Level 3(3)	(3)	-	-	-	(3)	(23)
Transfers of (assets) liabilities out of Level 3(3)	26	-	-	-	26	3

Balance at September 30(1)	$(256)	$(9)	$17	$11	$(237)	$(84)

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period(1)	$(1)	$-	$-	$-	$(1)	$(7)

	Nine Months Ended September 30,
	2010					2009
	Interest Rate	Cross Currency	Foreign Exchange	Commodity	Total	Total
	(in millions)
Balance at beginning of period(1)	$(12)	$(12)	$-	$24	$-	$(69)
Total gains (losses) (realized and unrealized):(1)
Included in earnings(2)	(1)	5	22	(1)	25	(26)
Included in other comprehensive income	(78)	(5)	(1)	-	(84)	84
Included in regulatory assets	(5)	-	-	3	(2)	2
Purchases, issuances and settlements(1)	16	3	-	(15)	4	2
Transfers of assets (liabilities) into Level 3(3)	(211)	-	(4)	-	(215)	(23)
Transfers of (assets) liabilities out of Level 3(3)	35	-	-	-	35	(54)

Balance at September 30(1)	$(256)	$(9)	$17	$11	$(237)	$(84)

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/ (losses) relating to assets and liabilities held at the end of the period(1)	$(2)	$5	$20	$(10)	$13	$(30)

(1)	Derivative assets and (liabilities) are presented on a net basis.
(2)

The gains (losses) included in earnings for these Level 3 derivatives are classified as follows: interest rate and cross currency derivatives as interest expense; foreign exchange derivatives as foreign currency transaction gains (losses); and commodity derivatives as non-regulated cost of sales. See Note 5 — Derivative Instruments and Hedging Activities for further information regarding the classification of gains and losses included in earnings in the condensed consolidated statements of operations.

(3)

Transfers in and out of Level 3 are determined as of the end of the reporting period and are from and to Level 2, except as noted below. The (assets) liabilities transferred out of Level 3 during the nine months ended September 30, 2009 include a PPA that was dedesignated as a cash flow hedge because the normal purchase normal sale scope exception from derivative accounting was elected as of December 31, 2008. As such, the agreement was measured at fair value using significant unobservable inputs at December 31, 2008, but is subsequently being amortized and is no longer adjusted for subsequent changes in fair value. Otherwise, the (assets) liabilities transferred out of Level 3 are primarily the result of a decrease in the significance of unobservable inputs used to calculate the credit valuation adjustments of these derivative instruments. Similarly, the assets (liabilities) transferred into Level 3 are primarily the result of an increase in the significance of unobservable inputs used to calculate the credit valuation adjustments of these derivative instruments.

The following table presents a reconciliation of available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Balance at beginning of period(1)	$42	$2	$42	$42
Purchases, issuances and settlements	-	40	-	-

Balance at September 30	$42	$42	$42	$42

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$-	$-	$-	$-

(1)

Available-for-sale securities in Level 3 are auction rate securities and variable rate demand notes which have failed remarketing or are not actively trading and for which there are no longer adequate observable inputs available to measure the fair value.

Nonrecurring Measurements:

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include: goodwill; intangible assets, such as sales concessions, land rights and emissions allowances; and long-lived tangible assets including property, plant and equipment.

Discontinued Operations and Held for Sale Businesses

The Company determined the fair value of nonfinancial assets and liabilities of our held for sale businesses during the nine months ended September 30, 2010. These included the Company’s operations in Pakistan, Oman and Qatar. As noted in Note 14 — Discontinued Operations and Held for Sale Businesses, the Company recognized a loss on disposal and impairment losses in Pakistan totaling $22 million ($14 million, net of tax and noncontrolling interests) during the nine months ended September 30, 2010.

Held and Used Assets

The Company determined there were impairment indicators for the long-lived assets at Tisza II, our gas-fired generation plant in Hungary, and Southland, our gas-fired generation plants in California. These long-lived assets had carrying amounts of $160 million and $288 million, respectively and were written down to their fair value of $75 million and $88 million, respectively. These resulted in the recognition of asset impairment expense of $85 million and $200 million, respectively.

Additionally, the Company determined there were impairment indicators for the long-lived assets and goodwill at Deepwater, our pet coke-fired generation plant in Texas. Goodwill with an aggregate carrying amount of $18 million was written down to its implied fair value of $0 million, resulting in the recognition of goodwill impairment of $18 million for the nine months ended September 30, 2010.

Since the majority of significant assumptions used in the valuations of the assets held and used were not observable, management believes that the valuations are considered Level 3 measurements in the fair value hierarchy. For further discussion of these impairments, see Note 13 — Impairments.

4. INVESTMENTS IN MARKETABLE SECURITIES

The following table sets forth the Company’s investments in marketable debt and equity securities as of September 30, 2010 and December 31, 2009 by security class and by level within the fair value hierarchy. The security classes are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities.

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
AVAILABLE-FOR-SALE:(1)
Debt securities:
Unsecured debentures(2)	$-	$646	$-	$646	$-	$667	$-	$667
Certificates of deposit(2)	-	859	-	859	-	652	-	652
Government debt securities	-	48	-	48	-	152	-	152
Other debt securities	-	-	42	42	-	-	42	42

Subtotal	-	1,553	42	1,595	-	1,471	42	1,513
Equity securities:
Mutual funds	1	55	-	56	117	-	-	117
Common stock	7	-	-	7	16	-	-	16
Money market funds	-	19	-	19	-	30	-	30

Subtotal	8	74	-	82	133	30	-	163

Total available-for-sale	8	1,627	42	1,677	133	1,501	42	$1,676

TRADING:
Equity securities:
Mutual funds	10	-	-	10	7	-	-	7

Total trading	10	-	-	10	7	-	-	7

TOTAL	$18	$1,627	$42	$1,687	$140	$1,501	$42	$1,683

Held-to-maturity securities(3)				1				8

Total marketable securities				$1,688				$1,691

(1)

Amortized cost approximated fair value at September 30, 2010 and December 31, 2009, with the exception of certain common stock investments with a cost basis of $6 million carried at its fair value of $7 million and $16 million as of September 30, 2010 and December 31, 2009, respectively.

(2)

Unsecured debentures are instruments similar to certificates of deposit that are held primarily by our subsidiaries in Brazil. The unsecured debentures and certificates of deposit included here do not qualify as cash equivalents, but meet the definition of a security under the relevant guidance and are therefore classified as available-for-sale securities.

(3)

Held-to-maturity securities are carried at amortized cost and not measured at fair value on a recurring basis. These investments represent government debt securities. The amortized cost approximated fair value of the held-to-maturity securities at September 30, 2010 and December 31, 2009. As of September 30, 2010, all held-to-maturity debt securities had stated maturities within one year.

As of September 30, 2010, all available-for-sale debt securities had stated maturities within one year, with the exception of $42 million of auction rate securities and variable rate demand notes held by IPL. These securities, classified as other debt securities in the table above, had stated maturities of greater than ten years as of September 30, 2010.

The following table summarizes the pre-tax gains and losses related to available-for-sale and trading securities for the three and nine months ended September 30, 2010 and 2009. There were no realized losses on the sale of available-for-sale securities. Gains and losses on the sale of investments are determined using the specific identification method. There was no other-than-temporary impairment recognized in earnings or other comprehensive income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Gains (losses) included in earnings that relate to trading securities held at the reporting date	$(1)	$-	$-	$1
Gains (losses) included in other comprehensive income	$-	$10	$(10)	$10
Gains reclassified out of other comprehensive income into earnings	$-	$2	$-	$2
Proceeds from sales	$1,442	$888	$4,652	$3,031
Gross realized gains on sales	$-	$2	$2	$3

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

Interest Rate Risk

AES and its subsidiaries utilize variable rate debt financing for construction projects and operations, resulting in an exposure to interest rate risk. Interest rate swap, cap and floor agreements are entered into to manage interest rate risk by effectively fixing or limiting the interest rate exposure on the underlying financing. These interest rate contracts range in maturity through 2027, and are typically designated as cash flow hedges. The following table sets forth, by type of interest rate derivative, the Company’s current and maximum outstanding notional under its interest rate derivative instruments, the weighted average remaining term and the percentage of variable-rate debt hedged that is based on the related index as of September 30, 2010 regardless of whether the derivative instruments are in qualifying cash flow hedging relationships:

	September 30, 2010
	Current		Maximum (1)		Weighted Average Remaining Term (1)	% of Debt Currently Hedged by Index (2)
Interest Rate Derivatives	Derivative Notional	Derivative Notional Translated to USD	Derivative Notional	Derivative Notional Translated to USD
	(in millions)				(in years)
Libor (USD)	2,560	$2,560	2,721	$2,721	10	69%
Euribor (Euro)	1,209	1,648	1,241	1,692	14	73%
Libor (British Pound Sterling)	47	74	47	74	10	68%
Securities Industry and Financial Markets Association Municipal Swap Index (USD)	40	40	40	40	12	N/A (3)

(1)

The Company’s interest rate derivative instruments primarily include accreting and amortizing notionals. The maximum derivative notional represents the largest notional at any point between September 30, 2010 and the maturity of the derivative instrument, which includes forward starting derivative instruments that generally start around when a construction project had been expected to be completed and commence operations. The weighted average remaining term represents the remaining tenor of our interest rate derivatives weighted by the corresponding maximum notional in USD.

(2)	Excludes variable-rate debt tied to other indices where the Company has no interest rate derivatives.
(3)	The debt that was being hedged is no longer exposed to variable interest payments.

Cross currency swaps are utilized in certain instances to manage the risk related to fluctuations in both interest rates and certain foreign currencies. These cross currency contracts range in maturity through 2028. The following table sets forth, by type of foreign currency denomination, the Company’s outstanding notionals of its cross currency derivative instruments as of September 30, 2010 which are all in qualifying cash flow hedge relationships. These swaps are amortizing and therefore the notional amount represents the maximum outstanding notional as of September 30, 2010:

	September 30, 2010
Cross Currency Swaps	Notional	Notional Translated to USD	Weighted Average Remaining Term (1)	% of Debt Currently Hedged by Index (2)
	(in millions)		(in years)
Chilean Unidad de Fomento (CLF)	6	$247	15	82%

(1)	Represents the remaining tenor of our cross currency swaps weighted by the corresponding notional.
(2)	Represents the proportion of foreign currency denominated debt hedged by the same foreign currency denominated notional of the cross currency swap.

Foreign Currency Risk

We are exposed to foreign currency risk as a result of our investments in foreign subsidiaries and affiliates. AES operates businesses in many foreign environments and such operations in foreign countries may be impacted by significant fluctuations in foreign currency exchange rates. Foreign currency options and forwards are utilized, where possible, to manage the risk related to fluctuations in certain foreign currencies. These foreign currency contracts range in maturity through 2011. The following tables set forth, by type of foreign currency denomination, the Company’s outstanding notionals over the remaining terms of its foreign currency derivative instruments as of September 30, 2010 regardless of whether the derivative instruments are in qualifying hedging relationships:

	September 30, 2010
Foreign Currency Options	Notional	Notional Translated to USD (1)	Probability Adjusted Notional (2)	Weighted Average Remaining Term (3)
	(in millions)			(in years)
Brazilian Real (BRL)	232	$132	$40	<1
Euro (EUR)	18	24	8	<1
Philippine Peso (PHP)	376	8	2	1
British Pound (GBP)	5	7	5	<1

(1)	Represents contractual notionals at inception of the derivative instrument.
(2)

Represents the gross notional amounts times the probability of exercising the option, which is based on the relationship of changes in the option value with respect to changes in the price of the underlying currency.

(3)	Represents the remaining tenor of our foreign currency options weighted by the corresponding notional in USD.

	September 30, 2010
Foreign Currency Forwards	Notional	Notional Translated to USD	Weighted Average Remaining Term (1)
	(in millions)		(in years)
Chilean Peso (CLP)	125,761	$250	<1
Colombian Peso (COP)	240,074	131	<1
Brazilian Real (BRL)	90	51	<1
Argentine Peso (ARS)	57	13	1

(1)	Represents the remaining tenor of our foreign currency forwards weighted by the corresponding notional in USD.

In addition, certain of our subsidiaries have entered into contracts which contain embedded derivatives that require separate valuation and accounting due to the fact that the item being purchased or sold is denominated in a currency other than their own functional currency or the currency of the item. These contracts range in maturity through 2025. The following table sets forth, by type of foreign currency denomination, the Company’s outstanding notionals over the remaining terms of its foreign currency embedded derivative instruments as of September 30, 2010:

	September 30, 2010
Embedded Foreign Currency Derivatives	Notional	Notional Translated to USD	Weighted Average Remaining Term (1)
	(in millions)		(in years)
Philippine Peso (PHP)	14,291	$326	3
Kazakhstani Tenge (KZT)	43,274	293	10
Argentine Peso (ARS)	335	85	9
Euro (EUR)	31	43	4
Cameroon Franc (XAF)	1,755	4	2
Brazilian Real (BRL)	6	4	2
Hungarian Forint (HUF)	335	2	<1

(1)	Represents the remaining tenor of our foreign currency embedded derivatives weighted by the corresponding notional in USD.

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

We also enter into short-term contracts for electricity and fuel in other competitive markets in which we operate. When hedging the output of our generation assets, we have power purchase agreements or other hedging instruments that lock in the spread in dollars per MWh between the cost of fuel to generate a unit of electricity and the price at which the electricity can be sold (“Dark Spread” where the fuel is coal). The portion of our sales and fuel purchases that are not subject to such agreements will be exposed to commodity price risk. Eastern Energy, a North America generation business, sells electricity into the power pools managed by the New York Independent System Operator (“NYISO”). In addition, Eastern Energy has hedged a portion of its power exposure for 2010 by entering into hedges of natural gas prices, as movements in natural gas prices affect power prices. While there is a strong relationship between natural gas and power prices, the natural gas hedges do not currently qualify for hedge accounting treatment and are included in the below table entitled “Commodity Derivatives”. The following table sets forth the Company’s current notionals under its commodity derivative instruments at Eastern Energy and the percentage of forecasted electricity sales hedged as of September 30, 2010 for 2010 and 2011:

	2010		2011
Commodity Hedges	Notional	% of Forecasted Sales Hedged (2)	Notional		% of Forecasted Sales Hedged (2)
	(in millions)		(in millions)
Natural gas swaps (MMBTU)	4	23%	-		-%
NYISO electricity swaps (MWh)	1	25%	-	(1)	1%

(1)	De minimis amount.
(2)	This amount is based on wholesale energy forecasts above committed regulated energy sales.

The PPAs and fuel supply agreements entered into by the Company are evaluated to determine if they meet the definition of a derivative or contain embedded derivatives, either of which require separate valuation and accounting. To be a derivative under the accounting standards for derivatives and hedging, an agreement would need to have a notional and an underlying, require little or no initial net investment, and could be net settled. Generally, these agreements do not meet the definition of a derivative, often due to the inability to be net settled. On a quarterly basis, we evaluate the markets for the commodities to be delivered under these agreements to determine if facts and circumstances have changed such that the agreements could then be net settled and then meet the definition of a derivative.

Nonetheless, certain of the PPAs and fuel supply agreements entered into by the Company are derivatives or contain embedded derivatives requiring separate valuation and accounting. These agreements range in maturity through 2024. The following table sets forth by type of commodity, the Company’s outstanding notionals for the remaining term of its commodity derivatives (excluding the commodity hedges at Eastern Energy which are presented in the above table) and embedded derivative instruments as of September 30, 2010:

	September 30, 2010
Commodity Derivatives	Notional		Weighted Average Remaining Term (1)
	(in millions)		(in years)
Natural gas (MMBTU)	88		8
Petcoke (Metric tons)	14		14
Coal (Metric tons)	-	(2)	<1
Log wood (Tons)	-	(2)	3
Financial transmission rights (MW)	-	(2)	1

(1)	Represents the remaining tenor of our commodity and embedded derivatives weighted by the corresponding volume.
(2)	De minimis amount.

Accounting and Reporting

The following table sets forth the Company’s derivative instruments as of September 30, 2010 and December 31, 2009 by type of derivative and by level within the fair value hierarchy. Derivative assets and liabilities are recognized at their fair value. Derivative assets and liabilities are combined with other balances and included in the following captions in our consolidated balance sheets: current derivative assets in other current assets, noncurrent derivative assets in other noncurrent assets, current derivative liabilities in accounts payable and accrued liabilities, and noncurrent derivative liabilities in other long-term liabilities.

	September 30, 2010							December 31, 2009
	Level 1	Level 2		Level 3		Total		Level 1	Level 2	Level 3	Total
	(in millions)							(in millions)
Assets
Current assets:
Foreign exchange derivatives	$-	$5	(1)	$3		$8		$-	$6	$-	$6
Commodity derivatives
Electricity	-	9		-		9		-	22	-	22
Natural gas	-	18		9		27		-	-	11	11
Other	-	2		4		6		-	-	17	17

Total current assets	-	34		16		50		-	28	28	56

Noncurrent assets:
Interest rate derivatives	-	12		-		12		-	83	2	85
Foreign exchange derivatives	-	6	(1)	26		32		-	-	-	-
Cross currency derivatives	-	-		2		2		-	-	-	-
Other	-	4		-		4		-	-	-	-

Total noncurrent assets	-	22		28		50		-	83	2	85

Total assets	$-	$56		$44		$100		$-	$111	$30	$141

Liabilities
Current liabilities:
Interest rate derivatives	$-	$82		$46		$128	(1)	$-	$118	$7	$125
Cross currency derivatives	-	-		3		3		-	-	-	-
Foreign exchange derivatives	-	15		-		15		-	3	-	3
Commodity derivatives
Electricity	-	-		-		-		-	2	-	2
Natural gas	-	-		-		-		-	5	-	5
Other	-	-		-		-		-	-	2	2

Total current liabilities	-	97		49		146		-	128	9	137

Noncurrent liabilities:
Interest rate derivatives	-	186		210		396	(1)	-	150	7	157
Cross currency derivatives	-	-		8		8		-	-	12	12
Foreign exchange derivatives	-	7		12	(1)	19		-	2	-	2
Commodity derivatives
Natural gas	-	-		-		-		-	-	2	2
Other fuel	-	-		2		2		-	-	-	-

Total noncurrent liabilities	-	193		232		425		-	152	21	173

Total liabilities	$-	$290		$281		$571		$-	$280	$30	$310

(1)

Includes the impact of consolidating Cartagena beginning January 1, 2010 under VIE accounting guidance as follows: $2 million of current assets, $6 million of noncurrent assets and $5 million of noncurrent liabilities for foreign exchange derivatives and $19 million of current liabilities and $75 million of noncurrent liabilities for interest rate derivatives as of September 30, 2010.

The following table sets forth the fair value and balance sheet classification of derivative instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010					December 31, 2009
	Designated as Hedging Instruments		Not Designated as Hedging Instruments		Total	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Total
	(in millions)
Assets
Other current assets:
Foreign exchange derivatives	$-		$8	(1)	$8	$-	$6	$6
Commodity derivatives:
Electricity	9		-		9	22	-	22
Natural gas	-		27		27	-	11	11
Other	-		6		6	-	17	17

Total other current assets	9		41		50	22	34	56

Other assets:
Interest rate derivatives	12		-		12	85	-	85
Cross currency derivatives	2		-		2	-	-	-
Foreign exchange derivatives	-		32	(1)	32	-	-	-
Other	-		4		4	-	-	-

Total other assets — noncurrent	14		36		50	85	-	85

Total assets	$23		$77		$100	$107	$34	$141

Liabilities
Accounts payable and other accrued liabilities:
Interest rate derivatives	$115	(1)	$13		$128	$115	$10	$125
Cross currency derivatives	3		-		3	-	-	-
Foreign exchange derivatives	8		7		15	2	1	3
Commodity derivatives:
Electricity	-		-		-	2	-	2
Natural gas	-		-		-	-	5	5
Other	-		-		-	-	2	2

Total accounts payable and other accrued liabilities — current	126		20		146	119	18	137

Other long-term liabilities:
Interest rate derivatives	375	(1)	21		396	141	16	157
Cross currency derivatives	8		-		8	12	-	12
Foreign exchange derivatives	-		19	(1)	19	-	2	2
Commodity derivatives:
Natural gas	-		-		-	-	2	2
Other fuel	-		2		2	-	-	-

Total other long-term liabilities	383		42		425	153	20	173

Total liabilities	$509		$62		$571	$272	$38	$310

(1)

Includes the impact of consolidating Cartagena beginning January 1, 2010 under VIE accounting guidance as follows: $2 million of current assets, $6 million of noncurrent assets and $5 million of noncurrent liabilities for foreign exchange derivatives and $19 million of current liabilities and $75 million of noncurrent liabilities for interest rate derivatives as of September 30, 2010.

The Company has elected not to offset net derivative positions in the financial statements. Accordingly, the Company does not offset such derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements. At September 30, 2010 and December 31, 2009, we held $20 million and $8 million, respectively, of cash collateral that we received from counterparties to our derivative positions, which is classified as restricted cash and accounts payable and accrued liabilities in the condensed consolidated balance sheets. Also, at September 30, 2010 and December 31, 2009, we had no cash collateral posted with (held by) counterparties to our derivative positions.

The table below sets forth the pre-tax accumulated other comprehensive income (loss) expected to be recognized as an increase (decrease) to income from continuing operations before income taxes and equity in earnings of affiliates over the next twelve months as of September 30, 2010 for the following types of derivative instruments:

Accumulated Other Comprehensive Income (Loss)
(in millions)
Interest rate derivatives	$(83)
Cross currency derivatives	$(1)
Foreign currency derivatives	$(9)
Commodity derivatives	$8

The balance in accumulated other comprehensive loss related to derivative transactions that will be reclassified into earnings as follows: as interest expense is recognized for interest rate hedges and cross currency swaps, as depreciation is recognized for interest rate hedges during construction, as foreign currency gains and losses are recognized for hedges of foreign currency exposure, and as electricity sales and fuel purchases are recognized for hedges of forecasted electricity and fuel transactions. These balances are included in the condensed consolidated statements of cash flows as operating and/or investing activities based on the nature of the underlying transaction. Additionally, $1 million of pre-tax accumulated other comprehensive income is expected to be recognized as an increase to income from continuing operations before income taxes over the next twelve months. This amount relates to a PPA that was dedesignated as a cash flow hedge because the normal purchase normal sale scope exception from derivative accounting was elected as of December 31, 2008.

For the three and nine months ended September 30, 2010, pre-tax gains (losses) of $(1) million net of noncontrolling interests were reclassified into earnings as a result of the discontinuance of a cash flow hedge because it was probable that the forecasted transaction would not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month time period thereafter.

The following tables set forth the gains (losses) recognized in accumulated other comprehensive loss (“AOCL”) and earnings related to the effective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the three and nine months ended September 30, 2010 and 2009:

	Gains (Losses) Recognized in AOCL				Gains (Losses) Reclassified from AOCL into Earnings
	Three Months Ended September 30,			Classification in Condensed Consolidated Statements of Operations	Three Months Ended September 30,
	2010		2009		2010		2009
	(in millions)				(in millions)
Interest rate derivatives	$(154	)(3)	$(86)	Interest expense	$(26	)(1)	$(26	)(1)
				Non-regulated cost of sales	(3)		-
				Net equity in earnings of affiliates	-	(2)	-	(2)
Cross currency derivatives	25		3	Interest expense	-		(1)
				Foreign currency transaction gains (losses)	-		(9)
Foreign currency derivatives	(11)		(1)	Foreign currency transaction gains (losses)	1		-	(2)
Commodity derivatives — electricity	(4)		11	Non-regulated revenue	(6)		63

Total	$(144)		$(73)		$(34)		$27

	Gains (Losses) Recognized in AOCL				Gains (Losses) Reclassified from AOCL into Earnings
	Nine Months Ended September 30,			Classification in Condensed Consolidated Statements of Operations	Nine Months Ended September 30,
	2010		2009		2010		2009
	(in millions)				(in millions)
Interest rate derivatives	$(386	)(3)	$7	Interest expense	$(93	)(1)	$(64	)(1)
				Non-regulated cost of sales	(3)		-
				Net equity in earnings of affiliates	-	(2)	-	(2)
Cross currency derivatives	(5)		37	Interest expense	(1)		(1)
				Foreign currency transaction gains (losses)	-		23
Foreign currency derivatives	(4)		(1)	Foreign currency transaction gains (losses)	1		-	(2)
Commodity derivatives — electricity	(4)		120	Non-regulated revenue	4		150

Total	$(399)		$163		$(92)		$108

(1)

Includes amounts that were reclassified from AOCL related to derivative instruments that previously, but no longer, qualify for cash flow hedge accounting. Excludes amounts related to discontinued operations as follows: $(15) million and $(9) million for the three months ended September 30, 2010 and 2009, respectively, and $(35) million and $(25) million for the nine months ended September 30, 2010 and 2009, respectively.

(2)	De minimis amount.
(3)

Includes $(19) million and $(51) million related to Cartagena for the three and nine months ended September 30, 2010, respectively, which was consolidated prospectively beginning January 1, 2010 under VIE accounting guidance.

The following tables set forth the gains (losses) recognized in earnings related to the ineffective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the three and nine months ended September 30, 2010 and 2009:

	Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Earnings
		Three Months Ended September 30,
		2010		2009
		(in millions)
Interest rate derivatives	Interest expense	$-	(1)	$1
	Net equity in earnings of affiliates	1		-	(1)
Cross currency derivatives	Interest expense	-	(1)	-	(1)
Foreign currency derivatives	Foreign currency transaction gains (losses)	-	(1)	-
Commodity derivatives — electricity	Non-regulated revenue	-		-	(1)

Total		$1		$1

	Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Earnings
		Nine Months Ended September 30,
		2010		2009
		(in millions)
Interest rate derivatives	Interest expense	$2		$8
	Net equity in earnings of affiliates	1		-	(1)
Cross currency derivatives	Interest expense	5		2
Foreign currency derivatives	Foreign currency transaction gains (losses)	-	(1)	-
Commodity derivatives — electricity	Non-regulated revenue	-		(2)

Total		$8		$8

(1)	De minimis amount.

The following tables set forth the gains (losses) recognized in earnings related to derivative instruments not designated as hedging instruments under the accounting standards for derivatives and hedging, for the three and nine months ended September 30, 2010 and 2009, respectively:

	Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Earnings
		Three Months Ended September 30,
		2010		2009
		(in millions)
Interest rate derivatives	Interest expense	$(3)		$(23)
Foreign exchange derivatives	Non-regulated cost of sales	-		(1)
	Foreign currency transaction gains (losses)	(7	)(1)	(8)
	Net equity in earnings of affiliates	(2)		- (2)
Commodity derivatives — natural gas	Non-regulated revenue	9		(17)
	Non-regulated cost of sales	1		2
Commodity derivatives — other	Non-regulated revenue	1		-
	Non-regulated cost of sales	(4)		(3)

Total		$(5)		$(50)

	Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Earnings
		Nine Months Ended September 30,
		2010		2009
		(in millions)
Interest rate derivatives	Interest expense	$(8)		$(42)
Foreign exchange derivatives	Non-regulated cost of sales	2	(1)	(12)
	Foreign currency transaction gains (losses)	(36)		(30)
	Net equity in earnings of affiliates	(2)		- (2)
Commodity derivatives — natural gas	Non-regulated revenue	45		(17)
	Non-regulated cost of sales	9		3
Commodity derivatives — other	Non-regulated revenue	5		(5)
	Non-regulated cost of sales	(6)		(4)

Total		$9		$(107)

(1)

Includes $3 million and $(2) million for the three and nine months ended September 30, 2010, respectively, related to Cartagena, which was consolidated as of January 1, 2010 under variable interest entity accounting guidance.

(2)	De minimis amount.

In addition, IPL has two derivative instruments for which the gains and losses are accounted for as regulatory assets or liabilities in accordance with accounting standards for regulated operations. Gains and losses on these derivatives due to changes in their fair value are probable of recovery through future rates and are initially recognized as an adjustment to the regulatory asset or liability and recognized through earnings when the related costs are recovered through IPL’s rates. Therefore, these gains and losses are excluded from the above table. The following table sets forth the increase (decrease) in regulatory assets and liabilities resulting from the change in the fair value of these derivatives for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Increase (decrease) in regulatory assets	$3	$2	$6	$1
Increase (decrease) in regulatory liabilities	$(2)	$(2)	$2	$(4)

Credit Risk-Related Contingent Features

The following businesses have derivative agreements that contain credit contingent provisions which would permit the counterparties with which we are in a net liability position to require collateral credit support when the fair value of the derivatives exceeds the unsecured thresholds established in the agreements. These thresholds vary based on our subsidiaries’ credit ratings and as their credit ratings are lowered, the thresholds decrease, requiring more collateral support.

Eastern Energy, our generation business in New York, enters into commodity derivative transactions with several counterparties who have market exposure limits defined in their transaction agreements. Pursuant to the aforementioned credit contingent provisions, if Eastern Energy’s credit rating were to fall below the minimum thresholds established in each of the respective transaction agreements, the counterparties could demand immediate collateralization of the entire mark-to-market value of the derivatives (excluding credit valuation adjustments) if the derivatives were in a net liability position. As of September 30, 2010, Eastern Energy had no net liability positions and so it had posted no collateral. As of December 31, 2009, Eastern Energy had net liability positions of $2 million and had posted a nominal amount of collateral to support these positions based on its current credit rating and the related thresholds in the agreements.

In December 2007, Gener entered into cross currency swap agreements with a counterparty to swap Chilean inflation indexed bonds issued in December 2007 into U.S. Dollars. Pursuant to the aforementioned credit contingent provisions, if Gener’s credit rating were to fall below the minimum threshold established in the swap agreements, the counterparty can demand immediate collateralization of the entire mark-to-market value of the swaps (excluding credit valuation adjustments) if Gener is in a net liability position, which was $9 million and $12 million, respectively at September 30, 2010 and December 31, 2009. As of September 30, 2010 and December 31, 2009, Gener had posted zero and $25 million, respectively, in the form of a letter of credit to support these swaps.

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES

During the second quarter of 2010, the Company, through Southern Electric Brasil Participações Ltda. (“SEB”) (an equity method investment of Cayman Energy Traders (“CET”), an equity method investment of the Company) transferred its shares of Companhia Energética de Minas Gerais (“CEMIG”), representing a 14.8% voting interest, to Andrade Gutierrez Concessões S.A. and its affiliate (jointly referred to as “AG”). AG also assumed SEB’s debt with Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”) in the amount of approximately $1.4 billion (the “BNDES Loan”) including all unpaid interest and penalties. In exchange, SEB received $25 million and obtained a full release from any claims of BNDES and originating from the BNDES Loan. See Note 8 — Contingencies and Commitments of this Form 10-Q for additional information regarding these claims and proceedings.

The Company had previously recognized its equity method investment in SEB as a $484 million net long-term liability on the consolidated balance sheet. See further discussion of the background in the Company’s 2009 Form 10-K — Item 8. — Financial Statements and Supplementary Data — Note 7 — Investments In and Advances to Affiliates. The consummation of the share purchase and sale agreement along with AG’s assumption of the BNDES Loan in June 2010 resulted in the reversal of the Company’s net long-term liability along with the associated cumulative translation adjustment, resulting in the recognition of a $115 million pre-tax gain reflected in “Net equity in earnings of affiliates” on the condensed consolidated statement of operations for the nine months ended September 30, 2010. Additionally, $70 million of net tax expense resulting from the CEMIG sale transaction was recorded as “income tax expense”, rather than equity earnings, since the expense is attributable to a consolidated corporate level partner in the CEMIG investment.

7. DEBT

The Company has two types of debt reported on its condensed consolidated balance sheet: non-recourse and recourse debt. Non-recourse debt is used to fund investments and capital expenditures for the construction and acquisition of electric power plants, wind projects, distribution companies and other project-related investments at our subsidiaries. Non-recourse debt is generally secured by the capital stock, physical assets, contracts and cash flows of the related subsidiary. Absent guarantees, intercompany loans or other credit support, the default risk is limited to the respective business and is without recourse to the Parent Company and other subsidiaries, though the Company’s equity investments and/or subordinated loans to projects (if any) are at risk. Recourse debt is direct borrowings by the Parent Company and is used to fund development, construction or acquisitions, including serving as funding for equity investments or loans to the affiliates. The Parent Company’s debt is, among other things, recourse to the Parent Company and is structurally subordinated to the affiliates’ debt.

The following table summarizes the carrying amount and fair value of the Company’s debt as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Non-recourse debt	$15,073	$15,547	$14,022	$14,405
Recourse debt	4,902	5,177	5,515	5,603

Total debt	$19,975	$20,724	$19,537	$20,008

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

The fair value was determined using available market information as of September 30, 2010. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to September 30, 2010.

Non-Recourse Debt

Subsidiary non-recourse debt in default or accelerated, including any temporarily waived default for which a cure is not probable, is classified as current debt in the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s subsidiary non-recourse debt in default or accelerated as of September 30, 2010:

Subsidiary	Primary Nature of Default	September 30, 2010
		Default Amount	Net Assets
		(in millions)
Sonel	Covenant	$335	$309
St. Nikola(1)	Covenant	254	(28)
Gener — Electrica Santiago	Covenant	49	5
Kelanitissa	Covenant	34	25
Aixi	Payment	2	13

Total		$674

(1)

St. Nikola, one of our subsidiaries in Bulgaria, has received a waiver of default which gives St. Nikola until February 2011 to cure the breached covenant; however, as this waiver does not extend beyond the Company’s current reporting cycle and the probability of curing the default cannot be determined, the debt was classified as current.

None of the subsidiaries currently in default qualifies as a material subsidiary under the Parent Company’s corporate debt agreements. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact the Company’s financial position and results of operations, it is possible that one or more of these subsidiaries could qualify as a material subsidiary, and thereby, upon an acceleration of its non-recourse debt, trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt agreements.

Recourse Debt

On May 17, 2010, the Company closed the redemption of $400 million aggregate principal of its 8.75% Second Priority Senior Secured Notes due 2013 (“the 2013 Notes”). The 2013 Notes were redeemed on a pro rata basis at a redemption price equal to 101.458% of the principal amount redeemed. The Company recognized a pre-tax loss on the redemption of the 2013 Notes of $9 million for the three months ended June 30, 2010, which is included in “Other expense” in the accompanying condensed consolidated statement of operations. The total outstanding principal amount of the 2013 Notes remaining at September 30, 2010 was $290 million.

On October 8, 2010, the Company completed the redemption of the remaining $290 million principal of the 2013 Notes at a price equal to 101.458% of the principal amount redeemed, plus accrued interest.

Amendment to Credit Agreement

On July 29, 2010, the Company entered into an Amendment No. 2 (the “Amendment No. 2”) to the Fourth Amended and Restated Credit and Reimbursement Agreement, dated as of July 29, 2008, among the Company, various subsidiary guarantors and various lending institutions (the “Existing Credit Agreement”) that amends and restates the Existing Credit Agreement (as so amended and restated by the Amendment No. 2, the “Fifth Amended and Restated Credit Agreement”). The Fifth Amended and Restated Credit Agreement adjusts the terms and conditions of the Existing Credit Agreement, including the following changes:

•	the aggregate commitment for the revolving credit loan facility was increased to $800 million;

•	the final maturity date of the revolving credit loan facility was extended to January 29, 2015;

•	there were changes to the facility fee applicable to the revolving credit loan facility;

•	the interest rate margin applicable to the revolving credit loan facility is now based on the credit rating assigned to the loans under the credit agreement, with pricing currently at LIBOR + 3.00%;

•	there is an undrawn fee of 0.625% per annum;

•

the Company may incur a combination of additional term loan and revolver commitments so long as total term loan and revolver commitments (including those currently outstanding) does not exceed $1.4 billion; and

•	a cap on first lien debt in the negative pledge of $3.0 billion.

8. CONTINGENCIES AND COMMITMENTS

Environmental

The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2010, the Company had recorded liabilities of $28 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of September 30, 2010.

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

Potential U.S. Federal GHG Legislation.    As noted in the Company’s 2009 Form 10-K, federal legislation passed the U.S. House of Representatives in 2009 that, if adopted, would impose a nationwide cap-and-trade program to reduce GHG emissions. In the U.S. Senate, several different draft bills pertaining to GHG legislation have been considered, including comprehensive GHG legislation similar to the legislation that passed the U.S. House of Representatives and more limited legislation focusing only on the utility and electric generation industry. It is uncertain whether any such legislation will be voted on or passed by the Senate. If any such legislation is passed by the Senate, it is uncertain whether such legislation will be reconciled with the House of Representatives’ legislation and ultimately enacted into law. However, if any such legislation is enacted, the impact could be material to the Company.

EPA GHG Regulation.    As noted in the Company’s 2009 Form 10-K, the U.S. Environmental Protection Agency (“EPA”) promulgated regulations governing GHG emissions from automobiles under the U.S. Clean Air Act (“CAA”). The effect of EPA’s regulation of GHG emissions from mobile sources is that certain provisions of the CAA will also apply to GHG emissions from existing stationary sources, including many U.S. power plants. In particular, after January 2, 2011, construction of new stationary sources, and modifications to existing stationary sources that result in increased GHG emissions, may require permitting under the prevention of significant deterioration (“PSD”) program of the CAA. The PSD program, if it were to become applicable to GHG emissions, would require sources that emit GHGs to obtain PSD permits prior to commencement of new construction or modifications to existing facilities. In addition, major sources of GHG emissions may be required to amend, or obtain new, Title V-air permits under the CAA to reflect any applicable GHG emissions limitations.

The EPA promulgated a final rule on June 3, 2010, (the “Tailoring Rule”) that would set GHG emissions thresholds that would trigger PSD permitting requirements. Specifically, commencing in January of 2011, the Tailoring Rule provides that sources already subject to permitting requirements would need to install Best Available Control Technology (“BACT”) for greenhouse gases if a proposed modification would result in the increase of 75,000 tons per year of GHG emissions. Also, commencing in July of 2011, any new sources of GHG emissions that would emit over 100,000 tons per year of GHG emissions, in addition to any modification that would result in GHG emissions exceeding the 75,000 tons per year “significance threshold,” would require PSD review and related permitting requirements. The EPA anticipates that it would adjust downward the permitting thresholds for new sources and modifications in future rulemaking actions. The Tailoring Rule, as currently proposed by the EPA, would substantially reduce the number of sources subject to PSD requirements for GHG emissions and the number of sources required to obtain Title V air permits, although new thermal power plants may still be subject to PSD and Title V requirements because annual GHG emissions from such plants typically far exceed the thresholds noted above. The higher “significance threshold” for increased GHG emissions from modifications to existing sources may enable some of our U.S. subsidiaries to avoid PSD requirements for many future modifications, although some projects that would expand capacity or electric output are likely to exceed the threshold.

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

As disclosed in the Company’s Form 10-K for the year ended December 31, 2009, the number of GHG emissions allowances that AES Cartagena must surrender under the European Union ETS is greater than the number of free allowances allocated to it. AES Cartagena is currently in a contractual dispute with its fuel supply and electricity toller, GDF-Suez, regarding who has responsibility to surrender the emissions allowances necessary to meet the shortfall. AES Cartagena believes it has meritorious claims, but if AES Cartagena fails to prevail in the dispute, the resulting increase in costs could affect its ability to continue operations and/or result in a write down in the value of its assets, any of which could have a material adverse impact on the Company or its results of operations.

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

The EPA has received public comments on the Transport Rule, and such public comments will be considered by the EPA prior to promulgating a final rule. A final rule is expected in the spring of 2011. In addition to the Transport Rule, legislation is also being discussed in the U.S. Congress to address emissions of SO2, and NOx . Such legislation, if enacted, could preempt the Transport Rule or any similar EPA regulation. While the exact impact and compliance cost of the Transport Rule or any federal legislation pertaining to SO2 and NOx emissions cannot be established until such regulation or legislation is finalized and implemented, the Company’s businesses and financial condition or results of operations could be materially and adversely affected by such regulation or legislation.

Water Discharges.

As noted in our 2009 Form 10-K, the Company’s U.S. facilities are subject to the U.S. Clean Water Act Section 316(b) rule issued by the EPA which seeks to protect fish and other aquatic organisms by requiring existing steam electric generating facilities to utilize the “best technology available” for cooling water intake structures. New draft rule 316(b) regulations are expected to be issued by the EPA later this year, and until such regulations are final the EPA has instructed state regulatory agencies to use their best professional judgment in determining how to evaluate what constitutes “best technology available” for protecting fish and other aquatic organisms from cooling water intake structures. On September 27, 2010, the California Office of Administrative Law approved a policy adopted by the California Water Resources Control Board with respect to power plant cooling water intake structures. This policy became effective on October 1, 2010 and establishes technology-based standards to implement Section 316(b) of the U.S. Clean Water Act. At this time, it is contemplated that the Company’s Redondo Beach, Huntington Beach and Alamitos power plants in California will need to have in place “best technology available” by December 31, 2020, although this date may be extended in certain circumstances, including to meet reliability needs of the electric grid. Although the ultimate compliance costs from implementation of Section 316(b) in California are uncertain, the Company expects compliance with such technology-based standards established by the State of California to require material capital expenditures and/or modifications for these power plants. The approval of this policy resulted in the recognition of asset impairment expense during the three months ended September 30, 2010. See additional discussion in Note 13 — Impairments.

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

The public comment period for this proposed regulation was extended, and is now set to expire on November 19, 2010. The EPA will consider any public comments prior to promulgating a final rule. Requirements under a final rule would not be effective until 2011 or later. While the exact impact and compliance cost associated with future regulations of CCB cannot be established until such regulations are finalized, there can be no assurance that the Company’s business, financial condition or results of operations would not be materially and adversely affected by such regulations.

Guarantees, Letters of Credit and Commitments

In connection with certain project financing, acquisition, power purchase and other agreements, AES has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, AES has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations primarily relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to more than 16 years.

The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2010. Amounts presented in the table below represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The amounts include obligations made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of businesses of $112 million.

Contingent contractual obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$432	26	< $1 - $63
Letters of credit under the senior secured credit facility	121	32	< $1 - $54

Total	$553	58

As of September 30, 2010, The AES Corporation had $108 million of commitments to invest in subsidiaries under construction and to purchase related equipment, excluding approximately $64 million of such obligations already included in the letters of credit discussed above. The Company expects to fund these net investment commitments over time according to the following schedule: $79 million in 2010 and $29 million in 2011. The exact payment schedule will be dictated by construction milestones.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business, some of which are described below. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information currently available and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be reasonably estimated as of September 30, 2010.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$1.05 billion ($616 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). In November 2002, the Fifth District Court rejected Eletropaulo’s defenses in the execution suit. Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro (“AC”) ruled that Eletropaulo was not a proper party to the litigation because any alleged liability had been transferred to CTEEP pursuant to the privatization. In June 2006, the Superior Court of Justice (“SCJ”) reversed the Appellate Court’s decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo’s liability, if any, should be determined by the Fifth District Court. Eletropaulo’s subsequent appeals to the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil were dismissed. Eletrobrás later requested that the amount of Eletropaulo’s alleged debt be determined by an accounting expert appointed by the Fifth District Court. Eletropaulo consented to the appointment of such an expert, subject to a reservation of rights. In February

2010, the Fifth District Court appointed an accounting expert to determine the amount of the alleged debt and the responsibility for its payment in light of the privatization, in accordance with the methodology proposed by Eletrobrás. Pursuant to its reservation of rights, Eletropaulo filed an interlocutory appeal with the AC asserting that the expert was required to determine the issues in accordance with the methodology proposed by Eletropaulo, and that Eletropaulo should be entitled to take discovery and present arguments on the issues to be determined by the expert. In April 2010, the AC issued a decision agreeing with Eletropaulo’s arguments and directing the Fifth District Court to proceed accordingly. Eletrobrás may restart the proceedings at the Fifth District Court at any time, which would proceed according to the AC’s April 2010 decision. In the Fifth District Court proceedings, the expert’s conclusions will be subject to the Fifth District Court’s review and approval. If Eletropaulo is determined to be responsible for the debt, after the amount of the alleged debt is determined, Eletrobrás will be entitled to resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo will be required to provide security in the amount of its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the Fifth District Court grants such request, Eletropaulo’s results of operations may be materially adversely affected, and in turn the Company’s results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. The parties are disputing the proper venue for the CTEEP lawsuit. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In September 1999, a state appellate court in Minas Gerais, Brazil, granted a temporary injunction suspending the effectiveness of a shareholders’ agreement between SEB and the state of Minas Gerais concerning CEMIG, an integrated utility in Minas Gerais. The Company’s investment in CEMIG is through SEB. This shareholders’ agreement granted SEB certain rights and powers with respect to the management of CEMIG (“Special Rights”). In March 2000, a lower state court in Minas Gerais held the shareholders’ agreement invalid where it purported to grant SEB the Special Rights and enjoined the exercise of the Special Rights. In August 2001, the state appellate court denied an appeal of the decision and extended the injunction. In October 2001, SEB filed appeals against the state appellate court’s decision with the SCJ and the Supreme Court. The state appellate court denied access of these appeals to the higher courts, and in August 2002 SEB filed interlocutory appeals against such denial with the SCJ and the Supreme Court. In December 2004, the SCJ declined to hear SEB’s appeal. In December 2009, the Supreme Court also declined to hear SEB’s appeal. In February 2010, SEB filed an appeal with the Supreme Court Collegiate (“SCC”). Pursuant to a settlement between SEB and BNDES relating to the collection suit filed by BNDES against SEB in April 2004 (as further described in the Form 10-Q for the period ended June 30, 2010), SEB filed a petition with the SCC waiving its right to pursue further litigation against the Minas Gerais and requesting that the SCC dismiss the appeal. In August 2010, the SCC dismissed the appeal, bringing this litigation to an end.

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

In August 2001, the Grid Corporation of Orissa, India, now Gridco Ltd (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and asking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to and approved by the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. In September 2007, Gridco filed a challenge of the arbitration award with the local Indian court. In June 2008, Gridco filed a separate application with the local Indian court for an order enjoining the Company from selling or otherwise transferring its shares in Orissa Power Generation Corporation Ltd’s (“OPGC”), and requiring the Company to provide security in the amount of the contested damages in the CESCO arbitration until Gridco’s challenge to the arbitration award is resolved. In June 2010, a 2-to-1 majority of the arbitral tribunal awarded the Company some of its costs relating to the arbitration. In August 2010, Gridco filed a challenge of the cost award with the local Indian court. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In March 2003, the office of the Federal Public Prosecutor for the State of São Paulo, Brazil (“MPF”) notified AES Eletropaulo that it had commenced an inquiry related to the BNDES financings provided to AES Elpa and AES Transgás and the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo and the quality of service provided by Eletropaulo to its customers, and requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in the Federal Court of São Paulo (“FSCP”) alleging that BNDES violated Law 8429/92 (the Administrative Misconduct Act) and BNDES’s internal rules by: (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo’s preferred shares at a stock-market auction; (4) accepting Eletropaulo’s preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES’s alleged violations. In May 2006, the FCSP ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal with the Federal Court of Appeals (“FCA”) seeking to require the FCSP to consider all five alleged violations. Also, in July 2006, AES Elpa and AES Transgás filed an interlocutory appeal with the FCA, which was subsequently consolidated with the MPF’s interlocutory appeal, seeking a transfer of venue and to enjoin the FCSP from considering any of the alleged violations. In June 2009, the FCA granted the injunction sought by AES Elpa and AES Transgás and transferred the case to the Federal Court of Rio de Janeiro. In May 2010, the MPF filed an appeal with the Superior Court of Justice challenging the transfer. The MPF’s lawsuit before the FCSP has been stayed pending a final decision on the interlocutory appeals. AES Elpa and AES Brasiliana (the successor of AES Transgás) believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.

AES Florestal, Ltd. (“Florestal”), had been operating a pole factory and had other assets, including a wooded area known as “Horto Renner,” in the State of Rio Grande do Sul, Brazil (collectively, “Property”). Florestal had been under the control of AES Sul (“Sul”) since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney’s Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The parties filed defenses in response to the civil inquiry. The Public Attorney’s Office then requested an injunction which the judge rejected on September 26, 2008. The Public Attorney’s office has a right to appeal the decision. The environmental agency (“FEPAM”) has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul’s name the Property that it acquired through the privatization but that remained registered in CEEE’s name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. In February 2008, Sul and CEEE signed a “Technical Cooperation Protocol” pursuant to which they requested a new deadline from FEPAM in order to present a proposal. In March 2008, the State Prosecution office filed a Public Class Action against AES Florestal, AES Sul and CEEE, requiring an injunction for the removal of the alleged sources of contamination and the payment of an indemnity in the amount of R$6 million ($4 million). The injunction was rejected and the case is in the evidentiary stage awaiting the judge’s determination concerning the production of expert evidence. The above referenced proposal was delivered on April 8, 2008. FEPAM responded by indicating that the parties should undertake the first step of the proposal which would be to retain a contractor. In its response Sul indicated that such step should be undertaken by CEEE as the relevant environmental events resulted from CEEE’s operations. It is estimated that remediation could cost approximately R$14.7 million ($9 million). Discussions between Sul and CEEE are ongoing.

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

In April 2006, a putative class action was filed in the U.S. District Court for the Southern District of Mississippi (“District Court”) on behalf of certain individual plaintiffs and all residents and/or property owners in the State of Mississippi who allegedly suffered harm as a result of Hurricane Katrina, and against the Company and numerous unrelated companies, whose alleged greenhouse gas emissions contributed to alleged global warming which, in turn, allegedly increased the destructive capacity of Hurricane Katrina. The plaintiffs assert unjust enrichment, civil conspiracy/aiding and abetting, public and private nuisance, trespass, negligence, and fraudulent misrepresentation and concealment claims against the defendants. The plaintiffs seek damages relating to loss of property, loss of business, clean-up costs, personal injuries and death, but do not quantify their alleged damages. In August 2007, the District Court dismissed the case. The plaintiffs subsequently appealed to the U.S. Court of Appeals for the Fifth Circuit, which, in October 2009, affirmed the District Court’s dismissal of the plaintiffs’ unjust enrichment, fraudulent misrepresentation, and civil conspiracy claims. However, the Fifth Circuit reversed the District Court’s dismissal of the plaintiffs’ public and private nuisance, trespass, and negligence claims, and remanded those claims to the District Court for further proceedings. In February 2010, the Fifth Circuit granted the petitions for en banc rehearing filed by the Company and other defendants, and thereby vacated its October 2009 decision. In May 2010, the Fifth Circuit dismissed the appeal on the ground that it had lost its quorum for en banc review. In August 2010, the plaintiffs filed a petition for a writ of mandamus in the U.S. Supreme Court, requesting the Supreme Court to direct the Fifth Circuit to reinstate the appeal and return it to the panel that issued the October 2009 decision. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In July 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan (the “Competition Committee”) ordered Nurenergoservice, an AES subsidiary, to pay approximately 18 billion KZT ($124 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. The Competition Committee’s order was affirmed by the economic court in April 2008 (“April 2008 Decision”). The economic court also issued an injunction to secure Nurenergoservice’s alleged liability, freezing Nurenergoservice’s bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. Nurenergoservice’s subsequent appeals to the court of appeals were rejected. In February 2009, the Antimonopoly Agency (the Competition Committee’s successor) seized approximately 783 million KZT ($5 million) from a frozen Nurenergoservice bank account in partial satisfaction of Nurenergoservice’s alleged damages liability. However, on appeal to the Kazakhstan Supreme Court, in October 2009, the Supreme Court annulled the decisions of the lower courts because of procedural irregularities and remanded the case to the economic court for reconsideration. On remand, in January 2010, the economic court reaffirmed its April 2008 Decision. In June 2010, the court of appeals (first panel) rejected Nurenergoservice’s appeal. Nurenergoservice’s subsequent appeal to the court of appeals (second panel) was rejected in September 2010. Nurenergoservice intends to file a further appeal to the Kazakhstan Supreme Court. In separate but related proceedings, in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately 1.8 billion KZT ($12 million) in administrative fines for its alleged antimonopoly violations. Nurenergoservice’s appeal to the administrative court was rejected in February 2009. Given the adverse court decisions against Nurenergoservice, the Antimonopoly Agency may attempt to seize Nurenergoservice’s remaining assets, which are immaterial to the Company’s consolidated financial statements. The Antimonopoly Agency has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious defenses to the claims asserted against it; however, there can be no assurances that it will prevail in these proceedings.

In April 2009, the Antimonopoly Agency initiated an investigation of the power sales of Ust-Kamenogorsk HPP (“UK HPP”) and Shulbinsk HPP, hydroelectric plants under AES concession (collectively, the “Hydros”), in January through February 2009. The investigation was suspended pending the outcome of judicial proceedings concerning the inclusion of the Hydros on the list of dominant suppliers in Eastern Kazakhstan but was resumed after the Hydros failed to prevail in those proceedings. The Hydros later initiated judicial proceedings challenging the underlying investigation, resulting in another suspension of the investigation, but they failed to prevail in those proceedings and therefore the investigation again resumed. The investigation of Shulbinsk HPP is ongoing, but the investigation of UK HPP is completed. The Antimonopoly Agency determined that UK HPP abused its market position and charged monopolistically high prices for power in January through February 2009. The Agency sought an order from the administrative court requiring UK HPP to pay an administrative fine of approximately KZT 120 million ($1 million) and to disgorge profits for the period at issue, estimated by the Antimonopoly Agency to be approximately KZT 440 million ($3 million). No fines or damages have been paid to date, however, as the proceedings in the administrative court have been suspended due to the initiation of related criminal proceedings against officials of UK HPP. The Hydros believe they have meritorious defenses and will assert them vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.

In April 2009, the Antimonopoly Agency initiated an investigation of Ust-Kamenogorsk TETS LLP’s (“UKT”) power sales in 2008 through February 2009. The Antimonopoly Agency subsequently concluded that UKT abused its market position and charged monopolistically high prices for power and should pay an administrative fine of approximately KZT 136 million ($1 million). The Antimonopoly Agency later sought an order from the administrative court requiring UKT to pay the fine. The administrative court proceedings were suspended pending the outcome of a criminal investigation of UKT employees relating to the power sales at issue in the administrative proceedings, but that criminal investigation was ultimately terminated and the administrative proceedings therefore resumed. The criminal investigation was later reopened, which again suspended the administrative proceedings. If the investigation is terminated and the Antimonopoly Agency prevails in the administrative proceedings, UKT may be ordered to pay the administrative fine and disgorge the profits from the sales at issue, estimated by the Antimonopoly Agency to be approximately 514 million KZT ($4 million). UKT believes it has meritorious defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees, (the “Complainants”), filed a complaint at the Indiana Utility Regulatory Commission (“IURC”) seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL’s basic rate case. The Complainants requested that the IURC conduct an investigation of IPL’s failure to fund the Voluntary Employee Beneficiary Association Trust (“VEBA Trust”) at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint sought an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which it allegedly would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The complaint also sought an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties sought summary judgment in the IURC proceeding. In May 2009, the IURC granted summary judgment in favor of IPL and in June 2009, the Complainants filed an appeal of the IURC’s May 2009 order with the Indiana Court of Appeals. On January 29, 2010, the appellate court affirmed the IURC’s determination and in April 2010 a petition for reconsideration was denied. In May 2010, the Complainants sought review by the Indiana Supreme Court. In August 2010, the Indiana Supreme Court declined to review the appeal. Accordingly, the IURC’s May 2009 summary judgment order in the favor of IPL stands and the matter is now concluded.

In December 2007, an arbitral tribunal terminated ESSA’s gas supply contracts with members of the Sierra Chata Consortium in light of the restrictions that had been placed on the export of gas by the Argentine Republic. ESSA thereafter terminated its gas transportation contract with Transportadora de Gas del Norte S.A. (“TGN”), and initiated arbitration seeking relief from the obligation to pay the firm tariff under ESSA’s gas transportation contracts with Gasoducto GasAndes (Argentina) S.A. (“GasAndes Argentina”) and Gasoducto GasAndes S.A. (“GasAndes Chile”) or in the alternative termination of those contracts. TGN (which later filed a lawsuit against ESSA in Argentina), GasAndes Argentina, and GasAndes Chile dispute that the restrictions on the export of gas justify the adjustment or termination of the respective gas transportation contracts and seek due tariff payments. If ESSA fails to prevail in the dispute resolution proceedings, the Company will need to assess whether a triggering event has occurred, in which case the Company may have to record an impairment of certain of its assets, which could be material but cannot yet be quantified. In addition, if ESSA does not prevail in the ongoing lawsuit with TGN, ESSA may be required to pay certain charges imposed by the Argentine Republic relating to gas supply infrastructure, which is the subject of ongoing administrative proceedings with the Argentine Republic.

In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska, filed a complaint in the U.S. District Court for the Northern District of California against the Company and numerous unrelated companies, claiming that the defendants’ alleged GHG emissions have contributed to alleged global warming which, in turn, allegedly has led to the erosion of the plaintiffs’ alleged land. The plaintiffs assert nuisance and concert of action claims against the Company and the other defendants, and a conspiracy claim against a subset of the other defendants. The plaintiffs seek to recover relocation costs, indicated in the complaint to be from $95 million to $400 million, and other unspecified damages from the defendants. The Company filed a motion to dismiss the case, which the District Court granted in October 2009. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit. The parties have briefed the appeal and are awaiting a date for oral argument. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

A public civil action has been asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the State of Sao Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$817,000 ($480,000), or pay an indemnification amount of approximately R$9.35 million ($5 million). Eletropaulo has appealed this decision to the Supreme Court and is awaiting a decision.

In 2007, a lower court issued a decision related to a 1993 claim that was filed by the Public Attorney’s office against Eletropaulo, the São Paulo State Government, SABESP (a state owned company), CETESB (a state owned company) and DAEE (the municipal Water and Electric Energy Department), alleging that they were liable for pollution of the Billings Reservoir as a result of pumping water from Pinheiros River into Billings Reservoir. The events in question occurred while Eletropaulo was a state owned company. An initial lower court decision in 2007 found the parties liable for the payment of approximately R$583 million ($342 million), plus accrued interest from the time of such decision, for remediation. Eletropaulo subsequently appealed the decision to the Appellate Court of the State of Sao Paulo which reversed the lower court decision. The Public Attorney’s Office has filed appeals to both Superior Court of Justice (“SCJ”) and the Supreme Court (“SC”) and such appeals were answered by Eletropaulo in the fourth quarter of 2009. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In December 2008, the National Electricity Regulatory Entity of Argentina (“ENRE”) filed a criminal action in the National Criminal and Correctional Court of Argentina (“Court”) against the board of directors and administrators of EDELAP. ENRE’s action concerned certain bank cancellations of EDELAP debt in 2006 and 2007, which were accomplished through transactions between the banks and related AES companies. ENRE claimed that EDELAP should have reflected in its accounts the alleged benefits of the transactions that were allegedly obtained by the related companies. In September 2010, in accordance with the resolution of the prosecutor assigned to the case, the Court decided that facts did not exist to support the charges against the directors and administrators of EDELAP. Accordingly, the Court acquitted the directors who were on the board of EDELAP when the above-referenced transactions took place.

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

In June 2009, the Supreme Court of Chile affirmed a January 2009 decision of the Valparaiso Court of Appeals that the environmental permit for Empresa Electrica Campiche’s (“EEC”) thermal power plant (“Plant”) was not properly granted and illegal. Construction of the Plant has stopped as a consequence of the Supreme Court’s decision. In September 2009, the Municipality of Puchuncaví issued an order to demolish the Plant on the basis of other permitting issues. In October 2009, EEC and AES Gener filed a judicial claim against the Municipality of Puchuncaví before the Civil Judge of the City of Quintero, seeking to revoke the demolition order. In December 2009, Chilean authorities approved new land use regulations that entitled EEC to apply for a new environmental permit. EEC applied for a new environmental permit in January 2010 and permit approval was granted by the Environmental Authority in February 2010. In March 2010 the Mayor of Puchuncaví and another third party challenged the new environmental permit before the Court of Appeals in Valparaiso. The parties later entered into a settlement agreement pursuant to which the challenge to the new environmental permit was withdrawn in July 2010. The construction permit that is required to resume construction of the Plant was issued by the Municipality in August 2010. The demolition order was revoked in September 2010, and the judicial action concerning the order was terminated in October 2010. Also, in September 2010, neighbors of Puchuncaví challenged the construction permit in the Valparaiso Court of Appeals. Those proceedings are ongoing. EEC has not resumed construction of the Plant to date. EEC and the construction contractor have agreed on a path forward while construction is suspended and once construction is reinitiated. However, if EEC is unable to complete the project, AES may be required to record an impairment of the Campiche project proportional to its indirect ownership, which could have a material impact on earnings in the period in which it is recorded. Based on cash investments through September 30, 2010 and potential termination costs, AES could incur an impairment of approximately $197 million. In the event an impairment charge is recognized with regard to the project, the amount of such impairment will depend on a number of factors, including EEC’s ability to recover project costs.

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

In July 2009, AES Energía Cartagena S.R.L. (“AES Cartagena”) received notices from the Spanish national energy regulator, Comisión Nacional de Energía (“CNE”), stating that the proceeds of the sale of electricity from AES Cartagena’s plant should be reduced by roughly the value of the CO2 allowances that were granted to AES Cartagena for free for the years 2007, 2008, and the first half of 2009. In particular, the notices stated that CNE intended to invoice AES Cartagena to recover that value, which CNE calculated as approximately €20 million ($27 million) for 2007-2008 and an amount to be determined for the first half of 2009. In September 2009, AES Cartagena received invoices for €523,548 (approximately $713,000) for the allowances granted for free for 2007 and €19,907,248 (approximately $27 million) for 2008. In July 2010, AES Cartagena received an invoice for approximately €5.4 million ($7 million) for the allowances granted for free for the first half of 2009. AES Cartagena does not expect to be charged for CO2 allowances issued free of charge for subsequent periods. AES Cartagena has paid the amounts invoiced and has filed challenges to the CNE’s demands in the Spanish judicial system. There can be no assurances that the challenges will be successful. AES Cartagena has demanded indemnification from its fuel supply and electricity toller GDF-Suez in relation to the CNE invoices under the long-term energy agreement (the “Energy Agreement”) with GDF-Suez. However, GDF-Suez has disputed that it is responsible for the CNE invoices under the Energy Agreement. Therefore, in September 2009, AES Cartagena initiated arbitration against GDF-Suez, seeking to recover the payments made to CNE. In the arbitration AES Cartagena also seeks a determination that GDF-Suez is responsible for procuring and bearing the cost of CO2 allowances that are required to offset the CO2 emissions of AES Cartagena’s power plant, which is also in dispute between the parties. To date, AES Cartagena has paid approximately €20 million ($27 million) for the CO2 allowances that have been required to offset 2008 and 2009 CO2 emissions. AES Cartagena expects that allowances will need to be purchased to offset emissions for subsequent years. The evidentiary hearing in the arbitration took place from May 31-June 4, 2010, and closing arguments were heard on September 1, 2010. The parties are awaiting a decision in the arbitration. If AES Cartagena does not prevail in the arbitration and is required to bear the cost of carbon compliance, its results of operations could be materially adversely affected and, in turn, there could be a material adverse effect on the Company and its results of operations. AES Cartagena believes it has meritorious claims and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In September 2009, the Public Defender’s Office of the State of Rio Grande do Sul (“PDO”) filed a class action against AES Sul in the 16th District Court of Porto Alegre, Rio Grande do Sul (“District Court”), claiming that AES Sul has been illegally passing PIS and COFINS taxes (taxes based on AES Sul’s income) to consumers. According to ANEEL’s Order No. 93/05, the federal laws of Brazil, and the Brazilian Constitution, energy companies such as AES Sul are entitled to highlight PIS and COFINS taxes in power bills to final consumers, as the cost of those taxes is included in the energy tariffs that are applicable to final consumers. Before AES Sul had been served with the action, the District Court dismissed the lawsuit in October 2009 on the ground that AES Sul had been properly highlighting PIS and COFINS taxes in consumer bills in accordance with Brazilian law. In April 2010, the PDO appealed to the Appellate Court of the State of Rio Grande do Sul. If the dismissal is reversed and AES Sul does not prevail in the lawsuit and is ordered to cease recovering PIS and COFINS taxes pursuant to its energy tariff, its potential prospective losses could be approximately R$9.6 million ($6 million) per month, as estimated by AES Sul. In addition, if AES Sul is ordered to reimburse consumers, its potential retrospective liability could be approximately R$1.2 billion ($705 million), as estimated by AES Sul. AES Sul believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings if it is served with the action; however, there can be no assurances that it would be successful in its efforts. Furthermore, if AES Sul does not prevail in the litigation it will seek to adjust its energy tariff to compensate it for its losses, but there can be no assurances that it would be successful in obtaining an adjusted energy tariff.

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from EPA pursuant to CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to EPA’s Prevention of Significant Deterioration and New Source Review (“NSR”) programs under the CAA. Since receiving the letter, IPL management has met with EPA staff and is currently in discussions with the EPA regarding possible resolutions to this NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties and to install additional pollution control technology systems on coal-fired electric generating units. A similar outcome in this case could have a material impact to IPL and could, in turn, have a material impact on the Company. IPL would seek recovery through customer rates of any operating or capital expenditures related to pollution control technology systems to reduce regulated emissions; however, there can be no assurances that it would be successful in that regard.

In November 2009 and April 2010, substantially similar personal injury lawsuits were filed by a total of 22 residents and estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the State of Delaware. In both lawsuits the plaintiffs allege that the coal combustion byproducts of AES Puerto Rico’s power plant were illegally placed in the Dominican Republic in October 2003 through March 2004 and subsequently caused the plaintiffs’ birth defects, other personal injuries, and/or deaths. The plaintiffs do not quantify their alleged damages, but generally allege that they are entitled to compensatory and punitive damages. The AES defendants have moved for partial dismissal of both the November 2009 and April 2010 lawsuits on various grounds. In September 2010, the Superior Court heard arguments on the motions. The parties are awaiting the Superior Court’s determination. The AES defendants believe they have meritorious defenses to the claims asserted against them and will defend themselves vigorously; however, there can be no assurances that they will be successful in their efforts.

9. PENSION PLANS

Total pension cost for the three and nine months ended September 30, 2010 and 2009 included the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(in millions)				(in millions)
Service cost	$1	$3	$2	$4	$5	$12	$6	$10
Interest cost	8	129	8	123	25	380	25	334
Expected return on plan assets	(7)	(108)	(7)	(100)	(23)	(318)	(20)	(271)
Amortization of initial net asset	-	-	-	(1)	-	-	-	(2)
Amortization of prior service cost	1	-	1	-	3	-	3	-
Amortization of net loss	3	4	4	2	9	11	12	5

Total pension cost	$6	$28	$8	$28	$19	$85	$26	$76

Total employer contributions for the nine months ended September 30, 2010 for the Company’s U.S. and foreign subsidiaries were $23 million and $115 million, respectively. The expected remaining scheduled annual employer contributions for 2010 are $6 million for U.S. subsidiaries and $43 million for foreign subsidiaries.

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

STOCK REPURCHASE PROGRAM

On July 7, 2010, the Company announced that the Board of Directors approved a stock repurchase program under which the Company may repurchase up to $500 million of AES common stock. The Board authorization permits the Company to repurchase stock from time to time until December 31, 2010 through a variety of methods, including open market repurchases and/or privately negotiated transactions. There can be no assurance as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

During the three months ended September 30, 2010, shares of common stock repurchased under this plan totaled 1,541,480 at a total cost of $15 million plus a nominal amount of commissions (average of $10.02 per share including commissions). There is $485 million remaining under the plan available for future repurchases at September 30, 2010. For additional discussion of stock repurchases subsequent to September 30, 2010, see Note 17 — Subsequent Events. The shares of stock repurchased have been classified as treasury stock and accounted for using the cost method. A total of 10,445,469 and 9,534,580 shares were held in treasury stock at September 30, 2010 and December 31, 2009, respectively. The Company has not retired any shares held in treasury during the nine months ended September 30, 2010.

COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$397	$440	$1,228	$1,472
Change in fair value of available-for-sale securities, net of income tax (expense) benefit of $0, $(4), $4 and $(4), respectively	-	6	(6)	6
Foreign currency translation adjustments, net of income tax (expense) of $(15), $(37), $(7) and $(103), respectively	285	221	519	554
Derivative activity:
Reclassification to earnings, net of income tax (expense) benefit of $(3), $12, $(22) and $38, respectively	13	10	81	(33)
Change in derivative fair value, net of income tax (expense) benefit of $23, $16, $82 and $(53), respectively	(99)	(91)	(336)	95

Total change in fair value of derivatives	(86)	(81)	(255)	62
Change in unfunded pension obligation, net of income tax (expense) of $(1), $0, $(3) and $(1), respectively	1	-	6	2

Other comprehensive income	200	146	264	624

Comprehensive income	597	586	1,492	2,096
Less: Comprehensive income attributable to noncontrolling interests(1)	(385)	(409)	(789)	(1,227)

Comprehensive income attributable to The AES Corporation	$212	$177	$703	$869

(1)	Includes the income attributed to noncontrolling interests in the form of common securities and dividends on preferred stock of subsidiary.

The components of accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Foreign currency translation adjustment	$1,847	$2,312
Unrealized derivative losses	466	224
Unfunded pension obligation	191	194
Securities available-for-sale	-	(6)

Accumulated other comprehensive loss	$2,504	$2,724

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

Corporate and Other — The Company’s Europe Utilities, Africa Utilities, Africa Generation, Wind Generation and Climate Solutions operating segments are reported within “Corporate and Other” because they do not meet the criteria to allow for aggregation with another operating segment or the quantitative thresholds that would require separate disclosure under the segment reporting accounting guidance. None of these operating segments are currently material to our presentation of reportable segments, individually or in the aggregate. “Corporate and Other” also includes costs related to business development efforts, corporate overhead costs which are not directly associated with the operations of our six reportable segments and other intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.

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

Segment revenue includes inter-segment sales related to the transfer of electricity from generation plants to utilities within Latin America. No inter-segment revenue relationships exist between other segments. Corporate allocations include certain management fees and self insurance activities which are reflected within segment Adjusted Gross Margin. All intra-segment activity has been eliminated with respect to revenue and Adjusted Gross Margin within the segment. Inter-segment activity has been eliminated within the total consolidated results. All balance sheet information for businesses that were discontinued or classified as held for sale as of September 30, 2010 is segregated and is shown in the line “Discontinued Businesses” in the accompanying segment tables.

Information about the Company’s operations by segment for the three and nine months ended September 30, 2010 and 2009 was as follows:

Three Months Ended September 30,	Total Revenue		Intersegment		External Revenue
	2010	2009	2010	2009	2010	2009
	(in millions)
Latin America — Generation	$1,111	$1,008	$(267)	$(248)	$844	$760
Latin America — Utilities	1,787	1,677	-	-	1,787	1,677
North America — Generation	532	486	-	-	532	486
North America — Utilities	306	266	-	-	306	266
Europe Generation	294	183	-	-	294	183
Asia — Generation	136	78	-	-	136	78
Corp/Other & eliminations	(15)	(46)	267	248	252	202

Total Revenue	$4,151	$3,652	$-	$-	$4,151	$3,652

Nine Months Ended September 30,	Total Revenue		Intersegment		External Revenue
	2010	2009	2010	2009	2010	2009
	(in millions)
Latin America — Generation	$3,178	$2,794	$(778)	$(634)	$2,400	$2,160
Latin America — Utilities	5,322	4,253	-	-	5,322	4,253
North America — Generation	1,519	1,463	-	-	1,519	1,463
North America — Utilities	869	817	-	-	869	817
Europe Generation	898	586	-	1	898	587
Asia — Generation	491	268	-	-	491	268
Corp/Other & eliminations	(34)	(3)	778	633	744	630

Total Revenue	$12,243	$10,178	$-	$-	$12,243	$10,178

Three Months Ended September 30,	Total Adjusted Gross Margin		Intersegment		External Adjusted Gross Margin
	2010	2009	2010	2009	2010	2009
	(in millions)
Latin America — Generation	$436	$433	$(262)	$(244)	$174	$189
Latin America — Utilities	325	344	267	248	592	592
North America — Generation	166	152	5	3	171	155
North America — Utilities	118	109	-	-	118	109
Europe Generation	65	51	2	1	67	52
Asia — Generation	51	27	1	1	52	28
Corp/Other & eliminations	12	22	(13)	(9)	(1)	13
Reconciliation to Income from Continuing Operations before Taxes
Depreciation and amortization					(286)	(252)
Interest expense					(387)	(406)
Interest income					97	90
Other expense					(23)	(15)
Other income					20	36
Gain on sale of investments					-	17
Goodwill impairment expense					(18)	-
Asset impairment expense					(296)	(6)
Foreign currency transaction gains (losses) on net monetary position					103	(1)
Other non-operating expense					(2)	(2)

Income from continuing operations before taxes and equity in earnings of affiliates					$381	$599

Nine Months Ended September 30,	Total Adjusted Gross Margin		Intersegment		External Adjusted Gross Margin
	2010	2009	2010	2009	2010	2009
	(in millions)
Latin America — Generation	$1,296	$1,221	$(766)	$(623)	$530	$598
Latin America — Utilities	944	793	778	634	1,722	1,427
North America — Generation	467	482	12	10	479	492
North America — Utilities	324	307	1	2	325	309
Europe Generation	267	171	5	3	272	174
Asia — Generation	204	68	3	3	207	71
Corp/Other & eliminations	19	41	(33)	(29)	(14)	12
Reconciliation to Income from Continuing Operations before Taxes
Depreciation and amortization					(847)	(715)
Interest expense					(1,167)	(1,146)
Interest income					307	272
Other expense					(83)	(67)
Other income					97	279
Gain on sale of investments					-	132
Goodwill impairment expense					(18)	-
Asset impairment expense					(297)	(7)
Foreign currency transaction gains (losses) on net monetary position					(19)	(12)
Other non-operating expense					(7)	(12)

Income from continuing operations before taxes and equity in earnings of affiliates					$1,487	$1,807

Assets by segment as of September 30, 2010 and December 31, 2009 were as follows:

	Total Assets
	September 30, 2010	December 31, 2009
	(in millions)
Assets
Latin America — Generation	$10,324	$9,802
Latin America — Utilities	9,792	9,233
North America — Generation	5,945	6,226
North America — Utilities	3,131	3,035
Europe Generation	4,180	3,184
Asia — Generation	1,753	1,594
Discontinued businesses	624	1,196
Corp/Other & eliminations	6,031	5,265

Total Assets	$41,780	$39,535

12. OTHER INCOME (EXPENSE)

The components of other income for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Tax credit settlement	$-	$-	$-	$129
Performance incentive fee	-	-	-	80
Extinguishment of liability	-	-	62	3
Gain on sale of assets	5	5	7	13
Other	15	31	28	54

Total other income	$20	$36	$97	$279

Other income generally includes gains on asset sales and extinguishments of liabilities, favorable judgments on contingencies and income from miscellaneous transactions.

Other income of $20 million for the three months ended September 30, 2010 was primarily related to gain on sale of assets at Eletropaulo. Other income of $36 million for the three months ended September 30, 2009 included the reversal of contingencies at Sonel in Cameroon and Sul in Brazil, a gain on sale of assets at Placerita in the U.S., and the reversal of tax liabilities at our businesses in Kazakhstan.

Other income of $97 million for the nine months ended September 30, 2010 was primarily related to the extinguishment of a swap liability owed by two of our Brazilian subsidiaries, resulting in the recognition of a $62 million gain. The net impact to the Company after taxes and non-controlling interest was $9 million. Other income also included a gain on sale of assets at Eletropaulo. Other income of $279 million for the nine months ended September 30, 2009 included a favorable court decision on a legal dispute in which Eletropaulo, the Company’s utility business in Brazil, had requested reimbursement for excess non-income taxes paid from 1989 to 1992. Eletropaulo received reimbursement in the form of tax credits which were applied against tax liabilities resulting in a $129 million gain. The net impact to the Company after noncontrolling interests was $21 million. In addition, the Company recognized income of $80 million from a performance incentive bonus for management services provided to Ekibastuz and Maikuben in 2008.

The components of other expense for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
AES Wind transaction costs	$-	$-	$22	$-
Loss on sale and disposal of assets	17	6	36	20
Other	6	9	25	47

Total other expense	$23	$15	$83	$67

Other expense generally includes losses on asset sales, losses on the extinguishment of debt, contingencies and losses from miscellaneous transactions.

Other expense of $23 million for the three months ended September 30, 2010 was primarily comprised of losses on disposal of assets at Eletropaulo and Gener. Other expense of $15 million for the three months ended September 30, 2009 included losses on the disposal of assets at Eletropaulo and contingencies at Alicura in Argentina.

Other expense of $83 million for the nine months ended September 30, 2010 included the previously capitalized transaction costs of $22 million that were incurred in connection with the preparation for the sale of a noncontrolling interest in our Wind Generation business. These costs were written off upon the expiration of the letter of intent (“LOI”) on June 30, 2010. Also, there was a $9 million loss on debt extinguishment at the Parent Company from the retirement of senior notes, and losses on disposal of assets at Eletropaulo and Gener. Other expense of $67 million for the nine months ended September 30, 2009 primarily consisted of a $13 million fair value adjustment to government issued bonds in the Dominican Republic on the date received. Other expense also included losses on disposal of assets at Eletropaulo and Andres, and contingencies at our businesses in Kazakhstan and Alicura.

13. IMPAIRMENTS

Asset Impairment

Asset impairment expense for the three and nine months ended September 30, 2010 and 2009 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Tisza II	$85	$-	$85	$-
Southland (Huntington Beach)	200	-	200	-
Other	11	6	12	7

Total asset impairment expense	$296	$6	$297	$7

Asset impairment expense was $296 million and $6 million for the three months ended September 30, 2010 and 2009, respectively. Asset impairment expense was $297 million and $7 million for the nine months ended September 30, 2010 and 2009, respectively.

During the third quarter of 2010, the Company entered into annual negotiations with the offtaker of its Tisza II generation plant in Hungary. As a result of these preliminary negotiations, as well as the further deterioration of the economic environment in Hungary, the Company determined that an indicator of impairment existed at September 30, 2010. Thus, the Company performed an asset impairment test in accordance with the accounting guidance on property, plant and equipment and determined that based on the undiscounted cash flow analysis, the carrying amount of the Tisza II asset group was not recoverable. The fair value of the asset group was then determined using a discounted cash flow analysis. The carrying value of the Tisza II asset group of $160 million exceeded the fair value of $75 million resulting in the recognition of asset impairment expense of $85 million during the three and nine months ended September 30, 2010. Tisza II is reported in the Europe Generation reportable segment.

In May 2010, the California State Water Board approved a policy aimed at reducing the number of marine animals killed by seawater cooling systems in coastal power plants in California. At that time since the policy required the approval of California’s Office of Administrative Law, it was unclear whether the policy would be approved and the exact form the regulations would take. In September 2010, the Office of Administrative Law in California approved the policy that will require the Company to change the process through which it uses ocean water to cool the generation turbines at its Alamitos, Huntington Beach and Redondo Beach (collectively “Southland”) gas-fired generation facilities in California. The policy requires compliance with the new regulations by December 31, 2020. The change in the water cooling process will result in significant future capital expenditures to ensure compliance with the new regulations and the Company determined that an indicator of impairment existed at September 30, 2010. The Company performed an asset impairment test in accordance with the accounting guidance on property, plant and equipment. The asset group was determined to be at the individual plant level and based on the undiscounted cash flow analysis, the Company determined that the Huntington Beach asset group was not recoverable. The fair value of the Huntington Beach asset group was then determined using a discounted cash flow analysis. The carrying value of the Huntington Beach plant of $288 million exceeded the fair value of $88 million resulting in the recognition of asset impairment expense of $200 million for the three and nine months ended September 30, 2010. The undiscounted cash flows of the Alamitos and Redondo Beach generation facilities exceeded their respective carrying values and resulted in no impairment. Huntington Beach is reported in the North America Generation reportable segment.

Goodwill Impairment

Goodwill impairment was $18 million for the three and nine months ended September 30, 2010. During the third quarter of 2010, the Company determined that there was an indicator that the carrying value of goodwill related to Deepwater, our pet coke-fired merchant generation facility in Texas, was not recoverable. This determination was based primarily on the fact that Deepwater did not operate for more than 30 days in the three months ended September 30, 2010, had incurred current operating and cash flow losses and is forecasting operating and cash flow losses for the remainder of 2010 through 2014 as a result of decreases in future power price expectations and an increase in pet coke prices affecting the market. Deepwater is reported in the North America Generation segment.

The presence of an indicator of impairment for the Southland long-lived assets also represented an indicator of impairment for the goodwill associated with the Southland reporting unit. The fair value of the reporting unit was determined using a discounted cash flow analysis and exceeded the carrying value of the reporting unit, therefore resulting in no goodwill impairment.

14. DISCONTINUED OPERATIONS AND HELD FOR SALE BUSINESSES

On June 11, 2010, the Company completed the sale of its 55% ownership in Lal Pir and Pak Gen, two oil-fired facilities in Pakistan with respective generation capacities of 362 MW and 365 MW. Total consideration received in the transaction was approximately $117 million, of which $65 million was AES’ portion. The Company recognized a loss on disposal and impairment losses totaling $22 million ($14 million, net of tax and noncontrolling interests) during the nine months ended September 30, 2010 to reflect the change in the carrying value of net assets of Lal Pir and Pak Gen subsequent to meeting the held for sale criteria as of December 31, 2009.

On August 19, 2010, the Company completed the sale of its 35% ownership interest in Barka, a 456 MW combined cycle gas facility and water desalination plant and its 100% ownership interest in two Barka related service companies, located in Oman. Total consideration received in the transaction was approximately $170 million, of which $124 million was AES’ portion. The Company recognized a gain on disposal of $63 million during the three months ended September 30, 2010, net of noncontrolling interest and $38 million of tax expense associated with the sale.

In April 2010, the Company entered into an agreement to sell its 55% equity interest in Ras Laffan and the associated operations company in Qatar for approximately $190 million, subject to customary purchase price adjustments. The transaction closed on October 20, 2010. The Ras Laffan facility is comprised of a 756 MW combined cycle gas plant and a 40 million imperial gallons per day water desalination facility.

The following table summarizes the revenue, income from operations of discontinued businesses, income tax expense and impairment of discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Revenue	$58	$186	$483	$533

Income from operations of discontinued businesses	$22	$28	$74	$75
Income tax expense	-	(2)	(2)	(3)

Income from operations of discontinued businesses, net of tax	$22	$26	$72	$72

Gain on sale of discontinued operations, net of tax	$79	$-	$57	$-

15. INCOME TAXES

Income tax expense on continuing operations increased $80 million, or 17%, to $562 million for the nine months ended September 30, 2010 compared to $482 million for the nine months ended September 30, 2009. The Company’s effective tax rates were 38% and 27% for the nine months ended September 30, 2010 and 2009, respectively.

During the three months ended September 30, 2010, the Company recognized a tax benefit of $51 million related to a reversal of a withholding tax liability at certain of the Company’s Chilean subsidiaries. Tax expense for the nine month period ended September 30, 2010 includes approximately $70 million of tax expense related to the CEMIG sale transaction which occurred in the second quarter of 2010. See Note 6 — Investments in and Advances to Affiliates for further information related to this sale. These transactions have been treated as discrete items and excluded from the Company’s annual ordinary effective tax rate.

16. EARNINGS PER SHARE

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

The following tables present a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2010 and 2009. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended September 30,
	2010			2009
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$43	794	$0.05	$171	667	$0.26
EFFECT OF DILUTIVE SECURITIES
Stock options	-	2	-	-	2	-
Restricted stock units	-	3	-	-	2	-

DILUTED EARNINGS PER SHARE	$43	799	$0.05	$171	671	$0.26

	Nine Months Ended September 30,
	2010			2009
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$358	762	$0.47	$665	666	$1.00
EFFECT OF DILUTIVE SECURITIES
Stock options	-	2	-	-	2	-
Restricted stock units	-	3	-	-	1	-

DILUTED EARNINGS PER SHARE	$358	767	$0.47	$665	669	$1.00

There were approximately 16,951,804 and 18,380,626 additional options outstanding at September 30, 2010 and 2009, respectively, that could potentially dilute basic earnings per share in the future. Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related periods. For the three months ended September 30, 2010 and 2009 all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. During the three months ended September 30, 2010, 6,511 shares of common stock were issued upon the exercise of stock options. For the nine months ended September 30, 2010 and 2009, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. During the nine months ended September 30, 2010, 1,175,236 shares of common stock were issued under the Company’s profit sharing plan and 118,228 shares of common stock were issued upon the exercise of stock options.

In addition, on March 15, 2010, the Company issued 125,468,788 shares of common stock to an investor as described in Note 10 — Equity.

17. SUBSEQUENT EVENTS

On October 8, 2010, the Company completed the redemption of all of the remaining 2013 Notes. The outstanding principal amount redeemed was $290 million at a redemption price equal to 101.458 percent of the principal amount thereof, plus accrued interest. For additional information please see Note 7 — Debt.

On October 20, 2010, the Company completed the sale of its equity interest in Ras Laffan and the associated operations company in Qatar for aggregate proceeds of $190 million. For additional information, please see Note 14 — Discontinued Operations and Held For Sale Businesses.

Subsequent to September 30, 2010, the Company continued to repurchase stock under the stock repurchase program announced on July 7, 2010. The Company has repurchased 6,086,345 shares at a cost of $75 million in the fourth quarter, bringing the cumulative total through November 3, 2010 to 7,627,825 shares at a total cost of $90 million (average price of $11.86 per share including commissions). As of November 3, 2010, $410 million of the $500 million authorized remained available under the stock repurchase program. For additional information, see Note 10 — Equity.

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

Overview of Our Business

We are a global power company. We operate two primary lines of business. The first is our Generation business, where we own and/or operate power plants to generate and sell power to wholesale customers such as utilities, other intermediaries and certain end-users. The second is our Utilities business, where we own and/or operate utilities to distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area. For the nine months ended September 30, 2010 our Generation and Utilities businesses comprised approximately 45% and 55% of our consolidated revenue, respectively.

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

Due to our global presence, the Company has significant exposure to foreign currency fluctuations. The exposure is primarily associated with the impact of the translation of our foreign subsidiaries’ operating results from their local currency to U.S. Dollars that is required for the preparation of our consolidated financial statements. Additionally, there is a risk of transaction exposure when an entity enters into transactions, including debt agreements, in currencies other than their functional currency. These risks are further described in Item 1A. — Risk Factors of the 2009 Form 10-K, “Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations.” In the three and nine months ended September 30, 2010, changes in foreign currency exchange rates have had a significant impact on our operating results. If the current foreign currency exchange rate volatility continues, our gross margin and other financial metrics could be affected.

Another key driver of our results is our ability to bring new businesses into commercial operation successfully. We currently have approximately 1,600 MW of projects under construction in six countries. Our prospects for increases in operating results and cash flows are dependent upon successful completion of these projects on time and within budget. However, as disclosed in Item 1A. — Risk Factors of the 2009 Form 10-K, “Our business is subject to substantial development uncertainties,” construction is subject to a number of risks, including risks associated with site identification, financing and permitting and our ability to meet construction deadlines. Delays or the inability to complete projects and commence commercial operation can result in increased costs, impairment of assets and other challenges involving partners and counterparties to our construction agreements, PPAs and other agreements.

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

Key Drivers of Results in the Three Months Ended September 30, 2010

During the three months ended September 30, 2010, the Company’s gross margin increased $18 million, while net income attributable to The AES Corporation and cash provided by operating activities decreased $71 million and $7 million, respectively compared to the same period in 2009.

During the quarter we experienced an increase in revenue of 14% while gross margin increased 2%. In 2009, gross margin was positively influenced by bad debt recoveries in Latin America and Africa which did not recur to the same extent in 2010. In addition, revenue and gross margin in 2010 also included the unfavorable impact at Eletropaulo, in Brazil, of a cumulative adjustment to regulatory liabilities. Absent these items which are explained further in our segment analysis, we would have experienced an increase in revenue and gross margin of 14% and 10%, respectively.

We achieved increased gross margin despite the fact that certain of our North American businesses continue to face challenges associated with relatively lower gas prices and a decline in power prices relative to coal and other fuel. In particular, lower gas and power prices have affected the generation volume and financial results of our coal-fired plants in New York and our petroleum coke-fired plant in Texas which are merchant businesses and not subject to PPAs, and we expect this trend to continue. In addition, gross margin declined at Gener due to higher fuel and purchased energy prices. Also, we experienced higher fuel costs that are passed through which increase revenue greater than gross margin, such as at our generation businesses in Argentina.

Despite these challenges, gross margin increased due to the favorable impact of foreign currency translation and better operating performance at certain businesses. In particular, the Company’s gross margin benefited from the following:

•	the favorable impact of foreign currency translation gains on the gross margin of certain of our international operations, particularly in Brazil; and

•	better operating performance at certain of our operations in Latin America and Asia.

Certain of the Company’s Latin American utilities businesses experienced continued increases in market demand due to the local economic recovery in Latin America. The Company also continued to benefit from higher demand and favorable market conditions at Masinloc, our generation business in the Philippines. Masinloc’s higher availability enabled the Company to benefit from increased contract and spot market sales and favorable market prices in the Philippines. We do not expect that Masinloc’s favorable year to date performance will continue. Absent the favorable impact of foreign currency, gross margin for the Company would have decreased for the quarter.

Despite the increase in gross margin in the quarter, net income attributable to The AES Corporation decreased primarily from the impact of long-lived asset impairments recognized related to two businesses, Tisza

II in Hungary and Southland in California. These were partially offset by an increase in foreign currency transaction gains and a gain on the sale of our discontinued business in Oman. Cash provided by operating activities also decreased in the quarter due to increased working capital requirements in Latin America and Asia.

For the remainder of 2010 and into 2011, we expect to face continued challenges in our business, including the trends in North America described above. For 2010, the current year to date tax rate has been higher than the reported rate in 2009, in part because certain anticipated favorable tax law changes have not been passed by Congress at this time. There can be no assurance that Congress will extend these benefits. In addition, the impact of fluctuating foreign exchange rates and commodity prices on our operations may continue into 2011. Internationally in 2011, the components of the tariff reset in July 2011 in Brazil and its potential impact on our Brazilian utilities are unknown at this time and we expect continued challenges in our merchant businesses such as those in Hungary, New York, Texas and Northern Ireland. We continue to review our expectations for 2011 and additional uncertainties currently unknown to us may arise as we complete this process. However, management expects that improved operating performance at certain businesses and growth from new businesses acquired or that commenced or will commence operations in 2010 and 2011 may lessen or offset the impact of these challenges described above, as they did in 2010. However, if these favorable effects do not occur or if the challenges described above or elsewhere in this section impact us more than we currently anticipate, or if volatile foreign currencies and commodities move unfavorably, then these adverse factors (or other adverse factors unknown to us) may impact our gross margin, net income attributable to The AES Corporation and net cash provided by operating activities.

The following briefly describes the key changes in our reported revenue, gross margin, net income attributable to The AES Corporation, diluted earnings per share from continuing operations, Adjusted Earnings per Share (a non-GAAP measure) and net cash provided by operating activities for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 and should be read in conjunction with our Consolidated Results of Operations discussion below.

Performance Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($’s in millions, except per share amounts)
Revenue	$4,151	$3,652	14%	$12,243	$10,178	20%
Gross Margin	$985	$967	2%	$2,953	$2,619	13%
Net Income Attributable to The AES Corporation	$114	$185	-38%	$445	$706	-37%
Diluted Earnings per Share from Continuing Operations	$0.05	$0.26	-81%	$0.47	$1.00	-53%
Adjusted Earnings Per Share (a non-GAAP measure)(1)	$0.20	$0.24	-17%	$0.68	$0.85	-20%
Net Cash Provided by Operating Activities	$996	$1,003	-1%	$2,412	$1,877	29%

(1)	See reconciliation and definition below under Non-GAAP Measure.

Our third quarter and year-to-date financial results include the following highlights:

Three months ended September 30, 2010:

Revenue increased $499 million, or 14%, to $4.2 billion in the three months ended September 30, 2010 compared with $3.7 billion in the three months ended September 30, 2009. Key drivers of the increase included:

•	the favorable impact of foreign currency translation of $94 million;

•	the impact of the consolidation of Cartagena, in Spain, in accordance with the new consolidation accounting guidance which became effective January 1, 2010;

•	the favorable impact of rates at our generation businesses in Argentina;

•	increased demand at our Brazilian utilities due to the recovery of the local economy;

•	higher generation rates and volume at Masinloc in the Philippines;

•	higher demand and rates at Indianapolis Power and Light;

•	increased volume and the favorable impact of mark-to-market derivative adjustments in North America; and

•	the impact of the Company’s new business in Northern Ireland acquired on August 11, 2010.

These increases were partially offset by:

•	the unfavorable impact on rates at Eletropaulo in Brazil of a cumulative adjustment to regulatory liabilities; and

•	lower rates at our New York generation businesses.

Gross margin increased $18 million, or 2%, to $985 million in the three months ended September 30, 2010 compared with $967 million in the three months ended September 30, 2009. Key drivers of the increase included:

•	the favorable impact of foreign currency translation of $32 million;

•	an increase in demand at our utilities businesses in Brazil;

•	an increase in volume at our North America generation businesses primarily due to fewer outages;

•	higher generation rates and volume at Masinloc in the Philippines; and

•	higher demand at Indianapolis Power and Light as a result of warmer weather.

These increases were partially offset by:

•	bad debt recoveries in Brazil in 2009 that did not recur;

•	higher fuel costs and purchased energy prices at Gener in Chile;

•	lower rates at our generation businesses in New York; and

•	the unfavorable impact on rates at Eletropaulo in Brazil of a cumulative adjustment to regulatory liabilities.

Revenue increased 14% while gross margin increased 2% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This was due, in part, to the fact that in 2009, gross margin was positively influenced by bad debt recoveries in Latin America and Africa which did not recur to the same extent in 2010. Additionally, revenue and gross margin in 2010 included the unfavorable impact at Eletropaulo, in Brazil, of a cumulative adjustment to regulatory liabilities. Absent these items which are explained further in our segment analysis, we would have experienced an increase in revenue and gross margin of 14% and 10%, respectively.

Net income attributable to The AES Corporation decreased $71 million, or 38%, to $114 million in the three months ended September 30, 2010 compared with $185 million in the three months ended September 30, 2009. Key drivers of the decrease included:

•	impairment losses in Hungary related to our Tisza II generation facility and in California related to our Southland generation facility.

These decreases were partially offset by:

•

an increase in foreign currency transaction gains, primarily at the Parent Company related to the appreciation of notes receivable and cash balances denominated in the Euro, appreciation of working capital balances denominated in the Chilean Peso and remeasurement of U.S. denominated debt in Philippine Pesos;

•	the gain on sale of discontinued operations related to the sale of Barka which occurred in August 2010; and

•

the decrease in the effective tax rate driven by the reversal of a withholding tax liability at certain Chilean subsidiaries partially offset by the impact of the expiration of a favorable U.S. tax provision.

Net cash provided by operating activities decreased $7 million, or 1%, to $996 million in the three months ended September 30, 2010 compared with $1.0 billion in the three months ended September 30, 2009. Key drivers of the decrease included:

•	a decrease of $33 million at our Asia generation businesses primarily due to additional working capital requirements;

•	a decrease of $30 million at our Latin American generation businesses primarily due to additional working capital requirements; partially offset by

•

an increase of $53 million at our Latin American utilities businesses primarily due to improved accounts receivables collections at certain businesses compared to the prior year, combined with decreased payments in 2010 related to the settlement of contingencies.

Our cash flows from operating activities may vary significantly from quarter to quarter and are influenced by such factors as our operating results, the timing of accounts receivable collections and payments of obligations or other costs. Accordingly, the amount or percentage of increase or decrease in cash flow operations experienced in the current quarter does not provide assurance of cash flow from operations in future quarters.

Nine months ended September 30, 2010:

Revenue increased $2.1 billion, or 20%, to $12.2 billion in the nine months ended September 30, 2010 compared with $10.2 billion in the nine months ended September 30, 2009. Key drivers of the increase included:

•	the favorable impact of foreign currency translation of $787 million;

•	an increase in tariff rates and volume at our utilities businesses in Latin America;

•	the impact of the consolidation of Cartagena, in Spain, in accordance with the new consolidation accounting guidance which became effective January 1, 2010;

•	the favorable impact of rate and volume at our generation businesses in Latin America;

•	higher generation rates and volume at Masinloc in the Philippines;

•	increased volume in Ukraine; and

•	higher demand and rates at Indianapolis Power and Light.

Gross margin increased $334 million, or 13%, to $3.0 billion in the nine months ended September 30, 2010 compared with $2.6 billion in the nine months ended September 30, 2009. Key drivers of the increase included:

•	the favorable impact of foreign currency translation of $207 million;

•	an increase in tariff rates and volume at our utilities businesses in Latin America;

•	higher generation rates and volume at Masinloc in the Philippines; and

•	the impact of the consolidation of Cartagena, in Spain, in accordance with the new consolidation accounting guidance which became effective January 1, 2010.

These increases were partially offset by:

•	an increase in fixed costs, largely driven by bad debt recoveries and a reduction in bad debt expense in Brazil in 2009 that did not recur; and

•	the unfavorable impact of rates and volume partially offset by a mark-to-market derivative adjustment on natural gas hedges in New York.

Net income attributable to The AES Corporation decreased $261 million, or 37%, to $445 million in the nine months ended September 30, 2010 compared with $706 million in the nine months ended September 30, 2009. Key drivers of the decrease included:

•	impairment losses as described above;

•	a decrease in gain on sale of investments due to the sale of our businesses in Northern Kazakhstan which occurred in 2009; and

•	an increase in the effective tax rate as a result of the expiration of a favorable U.S. tax provision.

These decreases were partially offset by:

•	the gain on sale of discontinued operations as described above;

•	an increase in net equity in earnings of affiliates partially offset by income tax expense related to the sale of the Company’s indirect investment in CEMIG; and

•	an increase in gross margin as described above.

Net cash provided by operating activities increased $535 million, or 29%, to $2.4 billion in the nine months ended September 30, 2010 compared with $1.9 billion in the nine months ended September 30, 2009. Please refer to Consolidated Cash Flows — Operating Activities for further discussion.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Reconciliation of Adjusted Earnings Per Share
Diluted earnings per share from continuing operations	$0.05		$0.26		$0.47		$1.00
Derivative mark-to-market (gains)/losses(1)	0.02		0.02		(0.01)		0.05
Currency transaction (gains)/losses(2)	(0.13)		(0.02)		(0.05)		(0.03)
Disposition/acquisition (gains)/losses	-		(0.02	)(3)	-	(4)	(0.19	)(5)
Impairment losses	0.26	(6)	-		0.26	(6)	0.02	(7)
Debt retirement (gains)/losses	-		-		0.01	(8)	-

Adjusted earnings per share	$0.20		$0.24		$0.68		$0.85

(1)

Derivative mark-to-market (gains)/losses were net of income tax per share of $0.01 in the three months ended September 30, 2010 and 2009, and of $(0.01) and $0.02 for the nine months ended September 30, 2010 and 2009, respectively.

(2)

Unrealized foreign currency transaction (gains)/losses were net of income tax per share of $0.00 and $(0.01) in the three months ended September 30, 2010 and 2009, respectively, and of $(0.01) and $0.00 in the nine months ended September 30, 2010 and 2009, respectively.

(3)	Amount includes gain on sale of $15 million, or $0.02 per share, net of noncontrolling interest associated with the shut down of Hefei plant in China.
(4)

The Company has not adjusted for the gain or the related tax effect from the sale of its indirect investment in CEMIG, disclosed in Note 6 — Investments in and Advances to Affiliates, in its determination of adjusted EPS because the gain was recognized by an equity method investee. The Company does not adjust for transactions of its equity method investees in its determination of adjusted EPS.

(5)

Amount includes: Kazakhstan gain of $98 million, or $0.15 per share, related to the termination of a management agreement, a gain of $13 million, or $0.02 per share, related to the reversal of a withholding tax contingency, as well as a gain of $15 million, or $0.02 per share, related to the sale of Hefei discussed above. There were no taxes associated with these transactions.

(6)

Amount includes asset impairments at Southland (Huntington Beach) of $200 million and Tisza of $85 million ($130 million, or $0.17 per share, and $55 million, or $0.07 per share, net of income tax, respectively) and goodwill impairment at Deepwater of $18 million ($12 million, or $0.02 per share, net of income tax).

(7)	Amount includes nontaxable impairment of the Company’s investment in “blue gas” (coal to gas) technology of $10 million, or $0.02 per share.
(8)	Amount includes loss on retirement of Parent Company debt of $9 million ($6 million, or $0.01 per share, net of income tax).

Management’s Priorities

Management continues to focus on the following priorities:

•	Execution of our balanced capital allocation strategy including:

•	investing in value-accretive projects;

•

the pay down of debt including our redemption of $400 million of senior secured notes during the second quarter, $214 million of senior unsecured notes that matured during the third quarter and the redemption of an additional $290 million of the 2013 notes on October 8, 2010; and

•

repurchasing AES stock which was undertaken both during the quarter and continued subsequent to the end of the quarter for a total of $90 million or 7,627,825 shares at an average price per share of $11.86, including commissions. As of November 3, 2010, $410 million of the $500 million authorized remained available under the stock repurchase program.

•	Improvement of operations in the existing portfolio;

•	Completion of an approximately 1,600 MW active construction program on time and within budget;

•

Recommencement of construction at Campiche. During 2009, the Company stopped construction on its 270 MW Campiche plant, as further described in Key Trends and Uncertainties — Operational Challenges below;

•

Prudent deployment of capital to fund growth initiatives of the Company through greenfield development or mergers and acquisitions, including $1.58 billion of proceeds received in the sale of common stock to China Investment Corporation (“CIC”) in March 2010 and funds received from the asset sales described below;

•

Completing Announced Asset Sales — In December 2009, we reached agreements to sell our interests in our two generation businesses in Pakistan and our interest in our business in Oman. In June 2010, the sale of the Pakistan businesses was completed for aggregate gross proceeds of $117 million. In August 2010, the sale of our Oman business was completed for aggregate proceeds of $170 million. Additionally, in April 2010, we reached an agreement to sell our interest in Ras Laffan, our generation business in Qatar for approximately $190 million. The transaction closed in October 2010. The businesses are reported as discontinued operations in our condensed consolidated statements of operations; and

•	Integration of new projects. During the three months ended September 30, 2010, the following projects were acquired or commenced commercial operations:

Project	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)
Ballylumford	Northern Ireland	Natural Gas	1,246	100%
Damlapinar	Turkey	Hydro	16	51%
Kepezkaya	Turkey	Hydro	28	51%

Key Trends and Uncertainties

Our operations continue to face many risks as discussed in Item 1A. — Risk Factors of the 2009 Form 10-K. Some of these challenges are also described above in “Key Drivers of Results in the Three Months Ended September 30, 2010.” We continue to monitor our operations and address challenges as they arise.

Development.    During the past quarter, the Company has successfully acquired and completed construction, on schedule, on a number of projects, totaling approximately 1,290 MW, including Ballylumford in Northern Ireland and Damlapinar and Kepezkaya in Turkey. However, as discussed in Item 1A. — Risk Factors — Risks Associated with our Operations — Our business is subject to substantial development uncertainties of the 2009 Form 10-K, our development projects are subject to uncertainties. Maritza, a 670 MW coal-fired project under construction in Bulgaria, has experienced certain delays. However, at this time, we believe that Maritza will still be completed by the end of 2010. However, in the event of further delays of the project, completion of the project and commencement of commercial operations could be delayed beyond this timeframe.

In June 2009, the Supreme Court of Chile affirmed a January 2009 decision of the Valparaiso Court of Appeals that the environmental permit for Empresa Electrica Campiche’s (“EEC”) thermal power plant (“Plant”) was not properly granted and illegal. Construction of the Plant has stopped as a consequence of the Supreme Court’s decision. In September 2009, the Municipality of Puchuncaví issued an order to demolish the Plant on the basis of other permitting issues. In October 2009, EEC and AES Gener filed a judicial claim against the Municipality of Puchuncaví before the Civil Judge of the City of Quintero, seeking to revoke the demolition order. In December 2009, Chilean authorities approved new land use regulations that entitled EEC to apply for a new environmental permit. EEC applied for a new environmental permit on January 14, 2010 and permit approval was granted by the Environmental Authority on February 26, 2010. On March 24, 2010, the Mayor of Puchuncaví and another third party challenged the new environmental permit before the Court of Appeals in Valparaiso. The parties later entered into a settlement agreement pursuant to which the challenge to the new environmental permit was withdrawn in July 2010. The construction permit that is required to resume construction of the Plant was issued by the Municipality in August 2010. The demolition order was revoked in September 2010, and the judicial action concerning the order was terminated in October 2010. Also, in September 2010, neighbors of Puchuncaví challenged the construction permit before the Valparaiso Court of Appeals. Those proceedings are ongoing. EEC has not resumed construction of the Plant to date. EEC and the construction contractor have agreed on a path forward while construction is suspended and once construction is reinitiated. However, if EEC is unable to complete the project, AES may be required to record an impairment of the Campiche project proportional to its indirect ownership, which could have a material impact on earnings in the period in which it is recorded. Based on cash investments through September 30, 2010 and potential termination costs, AES could incur an impairment of approximately $197 million. In the event an impairment charge is recognized with regard to the project, the amount of such impairment will depend on a number of factors, including EEC’s ability to recover project costs.

Global Economic Conditions.    During the past few years, economic conditions in some countries where our subsidiaries conduct business have deteriorated.

In the event that global economic conditions deteriorate, there could be a material adverse impact on the Company. The Company could be materially affected if such events or other events occur such that participating lenders under its secured facility fail to meet their commitments, or the Company is unable to access the capital markets on favorable terms or at all, or is unable to raise funds through the sale of assets, or is otherwise unable to finance or refinance its activities, or if capital market disruptions result in increased borrowing costs (including with respect to interest payments on the Company’s variable rate debt) or if commodity prices affect the profitability of our plants or their ability to continue operations. The Company could also be adversely affected if general economic or political conditions in the markets where the Company operates deteriorate, resulting in a reduction in cash flow from operations, a reduction in the availability and/or an increase in the cost of capital, or if the value of its assets remain depressed or decline further. Any of the foregoing events or a combination thereof could have a material impact on the Company, its results of operations, liquidity, financial covenants, and/or its credit rating.

Despite these challenges, management continues to believe that the Company can meet its near-term liquidity requirements through a combination of existing cash balances, cash provided by operating activities, financings, and, if needed, borrowings under its secured facility. Although there can be no assurance, management believes that the participating banks under its senior secured credit facility will be able to meet their funding commitments.

The Company is subject to credit risk, which includes risk related to the ability of counterparties (such as parties to our PPAs, fuel supply agreements, hedging agreements and other contractual arrangements) to deliver contracted commodities or services at the contracted price or to satisfy their financial or other contractual obligations. The Company has not suffered any material effects related to its counterparties during 2010.

In addition, during the past year, certain European countries have faced a sovereign debt crisis and it is possible that other nations could be affected. This crisis has resulted in an increased risk of default by sovereigns and the implementation of austerity measures in countries. If the crisis continues, worsens, or spreads, there could be a material adverse impact on the Company. Our businesses may be impacted if they are unable to access the capital markets, face increased taxes or labor costs, or if governments fail to fulfill their obligations to us or adopt austerity measures which adversely impact our projects. In addition, as noted in the 2009 Form 10-K Risk Factor titled, “Our renewable energy projects and other initiatives face considerable uncertainties including development, operational and regulatory challenges,” our renewables businesses are dependent on favorable regulatory incentives, including subsidies, which are provided by sovereign governments. If these subsidies or other incentives are repealed, or sovereign governments are unable or unwilling to fulfill their commitments or maintain favorable regulatory incentives for renewables, this could impact the ability of the affected businesses to continue or grow their operations. In addition, any of the foregoing could also impact contractual counterparties of our subsidiaries in core power or renewables. If such counterparties are adversely impacted, then they may be unable to meet their commitments to our subsidiaries. For further information on the importance of long-term contracts and our counterparty credit risk, see the Risk Factor from our 2009 Form 10-K titled, “We may not be able to enter into long-term contracts, which reduce volatility in our results of operations…” As a result of any of the foregoing events, we may have to provide equity to support affected businesses or projects, restructure them, write down their value and/or face the possibility that these projects cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company. The Company’s investment in AES Solar, whose primary operations are in Europe, at September 30, 2010 was $261 million.

For discussion of the risks associated with commodity prices, see “We may not be adequately hedged against our exposure to changes in commodity prices or interest rates” in Item 1A. — Risk Factors of the 2009 Form 10-K. It is also possible that commodity or power price volatility could continue to impact our financial results. As noted in “Key Drivers of Results on the Three Months Ended September 30, 2010,” and Item 3. — Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk of this Form 10-Q, the Company’s North American businesses continue to face pressure as a result of high coal prices relative to natural gas, which has affected the results of certain of our coal plants in the region, particularly those which are merchant plants that are exposed to market risk and those that have hybrid merchant risk, meaning those businesses that have a PPA in place but purchase fuel at market prices or under short term contracts. If these conditions continue or worsen, these businesses may need to restructure their obligations or seek additional funding (including from the Parent) or face the possibility that they are unable to meet their obligations and continue operations.

The Company presently manages its commodity risk with hedging activities to mitigate earnings volatility. In North America, current dark spreads and the corresponding forward curves do not currently present an opportunity to engage in hedging activity for 2011. Should dark spreads improve, the Company may engage in additional hedging in 2011. Specifically, the operating results of the Company’s Eastern Energy generation business in New York could be adversely impacted by continued higher coal prices relative to electricity prices if hedging does not take place. This could affect the recoverability of the asset group, or otherwise have a material impact on the Company. The net book value of Eastern Energy was $675 million as of September 30, 2010.

Worsening global economic conditions could also affect the rates we receive for the electricity we generate or transmit. Utility regulators or parties to our generation contracts may seek to lower our rates based on prevailing market conditions as PPAs, concession agreements or other contracts come up for renewal or reset. In addition, rising fuel and other costs coupled with contractual rate or tariff decreases could restrict our ability to operate profitably in a given market. Each of these factors, as well as those discussed above, could result in a decline in the value of our assets including those at the businesses we operate, our equity investments and projects under development and could result in asset impairments that could be material to our operations. We continue to monitor our projects and businesses.

During the three months ended September 30, 2010, the Company recorded an impairment loss of $85 million related to its gas-fired generation plant in Hungary, Tisza II, as a result of a decrease in expected future contracted rates coupled with higher generation costs and lower demand as a result of economic conditions in Hungary.

Impairments.

Long-lived assets.    The global economic conditions and other adverse factors discussed above heighten the risk of a significant asset impairment. Examples of conditions that could be indicative of impairment which would require us to evaluate the recovery of a long-lived asset or asset group include:

•

current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•

a significant adverse change in legal factors, including changes in environmental or other regulations or in the business climate that could affect the value of a long-lived asset (group), including an adverse action or assessment by a regulator; and

•	a significant adverse change in the extent or manner in which a long-lived asset (group) is being used or in its physical condition.

As further described in the Company’s 2009 Form 10-K within Item 1. — Regulatory Matters — United Kingdom, the Northern Ireland Authority for Utility Regulation (“NIAUR”) had the right to require the termination of the long-term PPAs under which Kilroot, our generation business in Northern Ireland, supplies electricity to NIE Energy as early as 2010. One of the conditions to the early termination was 180 days notice, which was provided to Kilroot on April 30, 2010. At March 31, 2010, management evaluated Kilroot’s long-lived tangible assets for potential impairment assuming the early termination of the PPA and concluded that no impairment existed at that time. On October 28, 2010, Kilroot received final notice from NIAUR directing Kilroot and NIE Energy to terminate the PPA effective November 1, 2010. Kilroot may not be able to replace the contract on competitive terms and upon cancellation of the PPA effective November 1, 2010, became a merchant plant and will operate under the gross mandatory pool under the SEM in Northern Ireland.

During the third quarter of 2010, we recognized an $85 million impairment to write-down the long-lived assets at our Tisza II generation plant. Tisza II, which operates under an annual contract with its off-taker, recently began the negotiation of its 2011 contract. Based on prevailing market rates coupled with higher generation costs and lower demand expectations, future undiscounted cash flows over the remaining useful life of the plant were no longer expected to recover their carrying value. Accordingly, the Company recorded an impairment representing the difference between the carrying value and the fair value at September 30, 2010.

In May 2010, the California State Water Board approved a policy aimed at reducing the number of marine animals killed by seawater cooling systems in coastal power plants in California. At that time since the policy required the approval of California’s Office of Administrative Law, it was unclear whether the policy would be approved and what form the regulations would take. In September 2010, the Office of Administrative Law in California approved the policy that will require the Company to change the process through which it uses ocean water to cool the generation turbines at its Alamitos, Huntington Beach and Redondo Beach (collectively “Southland”) gas-fired generation facilities in California. The policy requires compliance with the new regulations by December 31, 2020. The change in the water cooling process will result in significant future capital expenditures to ensure compliance with the new regulations. Based on the undiscounted cash flow analysis, the Company determined that the Huntington Beach asset group was not recoverable. The carrying value of the Huntington Beach plant exceeded the fair value which resulted in the recognition of an impairment of $200 million for the three months ended September 30, 2010. The fair value of the Alamitos and Redondo Beach generation facilities exceeded their respective carrying values at September 30, 2010 and resulted in no impairment.

In addition to the impairments recognized in the third quarter of 2010, we identified conditions at our Deepwater generation plant that indicated that the carrying value of the long-lived assets and goodwill may not be recoverable. Deepwater, a merchant plant, did not operate for more than 30 days in the three months ended September 30, 2010, incurred actual operating and cash flow losses and forecasted operating and cash flow losses for the remainder of 2010 through 2014 as a result of decreases in future power price expectations and an increase in pet coke prices affecting the market. No impairment charge was necessary for the long-lived tangible assets as the expected undiscounted future cash flows exceeded the carrying value of $108 million.

Goodwill.    The Company seeks business acquisitions as one of its growth strategies. We have achieved significant growth in the past as a result of several business acquisitions, which also resulted in the recognition of goodwill. As noted in Item 1A. — Risk Factors of the 2009 Form 10-K, there is always a risk that “Our acquisitions may not perform as expected.” The benefits of goodwill are typically realized through the future operating results of an acquired business. Management believes that the recoverability of goodwill is positively correlated with the economic environments in which our acquired businesses operate and a severe economic downturn could negatively impact the recoverability of goodwill. Also, the evolving environmental regulations, including GHG regulations, around the globe continue to increase the operating costs of our generation businesses. In extreme situations, the environmental regulations could even make a once profitable business, uneconomical. In addition, most of our generation businesses have a finite life and as the acquired businesses reach the end of their finite lives, the carrying amount of goodwill is gradually recovered through their periodic operating results. The accounting guidance, however, prohibits the systematic amortization of goodwill and rather requires an annual impairment evaluation. Thus, as some of our acquired businesses approach the end of their finite lives, they may incur goodwill impairment charges even if there are no discrete adverse changes in the economic environment.

As part of its 2009 annual goodwill impairment evaluation, the Company noted three businesses with an aggregate goodwill balance of $202 million, whose fair values were not higher than their carrying values by more than 10%. While there were no indicators of potential impairment during the first nine months of 2010 that resulted in the recognition of goodwill impairment, it is possible in the future we may incur goodwill impairment charges on these businesses or even other businesses whose fair values currently exceed their carrying values by more than 10% if any of the following events occur: a significant adverse change in business climate or legal factors, an adverse action or assessment by a regulator, sale of assets at below book value, unanticipated competition, a loss of key personnel, acquisitions not performing as expected, changing environmental regulations that significantly increase the cost of doing business, or a business reaches the end of its finite life. The likelihood of the occurrence of these events may increase because of the challenging global macroeconomic conditions.

As noted above, the presence of an impairment indicator for the long-lived assets at Deepwater also represented an indicator of impairment for goodwill. However, for purposes of the goodwill assessment, the asset carrying value exceeded its estimated future discounted cash flows. Accordingly, the Company recorded an impairment representing the difference between the carrying value and the fair value at September 30, 2010 of $18 million.

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

Potential U.S. Federal GHG Legislation.    As noted in the Company’s 2009 Form 10-K, federal legislation passed the U.S. House of Representatives in 2009 that, if adopted, would impose a nationwide cap-and-trade program to reduce GHG emissions. In the U.S. Senate, several different draft bills pertaining to GHG legislation have been considered, including comprehensive GHG legislation similar to the legislation that passed the U.S. House of Representatives and more limited legislation focusing only on the utility and electric generation industry. It is uncertain whether any such legislation will be voted on or passed by the Senate, although it seems unlikely that any such legislation will be voted on by the Senate this year. If any such legislation is passed by the Senate, it is uncertain whether such legislation will be reconciled with the House of Representatives’ legislation and ultimately enacted into law. However, if any such legislation is enacted, the impact could be material to the Company.

EPA GHG Regulation.    As noted in the Company’s 2009 Form 10-K, the U.S. Environmental Protection Agency (“EPA”) has promulgated regulations governing GHG emissions from automobiles under the U.S. Clean Air Act (“CAA”). The effect of EPA’s regulation of GHG emissions from mobile sources is that certain provisions of the CAA will also apply to GHG emissions from existing stationary sources, including many U.S. power plants. In particular, after January 2, 2011, construction of new stationary sources, and modifications to existing stationary sources that result in increased GHG emissions, may require permitting under the prevention of significant deterioration (“PSD”) program of the CAA. The PSD program, if it were to become applicable to GHG emissions, would require sources that emit GHGs to obtain PSD permits prior to commencement of new construction or modifications to existing facilities. In addition, major sources of GHG emissions may be required to amend, or obtain new, Title V-air permits under the CAA to reflect any applicable GHG emissions limitations.

The EPA promulgated a final rule on June 3, 2010, (the “Tailoring Rule”) that would set GHG emissions thresholds that would trigger PSD permitting requirements. Specifically, commencing in January of 2011, the Tailoring Rule provides that sources already subject to permitting requirements would need to install Best Available Control Technology (“BACT”) for greenhouse gases if a proposed modification would result in the increase of 75,000 tons per year of GHG emissions. Also, commencing in July of 2011, any new sources of GHG emissions that would emit over 100,000 tons per year of GHG emissions, in addition to any modification what would result in GHG emissions exceeding the 75,000 tons per year “significance threshold,” would require PSD review and related permitting requirements. The EPA anticipates that it would adjust downward the permitting thresholds for new sources and modifications in future rulemaking actions. The Tailoring Rule, as currently proposed by the EPA, would substantially reduce the number of sources subject to PSD requirements for GHG emissions and the number of sources required to obtain Title V air permits, although new thermal power plants may still be subject to PSD and Title V requirements because annual GHG emissions from such plants typically far exceed the thresholds noted above. The higher “significance threshold” for increased GHG emissions from modifications to existing sources may enable some of our U.S. subsidiaries to avoid PSD requirements for many future modifications, although some projects that would expand capacity or electric output are likely to exceed the threshold.

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

As disclosed in the Company’s Form 10-K for the year ended December 31, 2009, the number of GHG emissions allowances that AES Cartagena must surrender under the European Union ETS is greater than the number of free allowances allocated to it. AES Cartagena is currently in a contractual dispute with its fuel supply and electricity toller, GDF-Suez, regarding who has responsibility to surrender the emissions allowances necessary to meet the shortfall. AES Cartagena believes it has meritorious claims, but if AES Cartagena fails to prevail in the dispute, the resulting increase in costs could affect its ability to continue operations and/or result in a write down in the value of its assets, any of which could have a material adverse impact on the Company or its results of operations. For further information regarding the litigation see Footnote 8 — Commitments and Contingencies in this Form 10-Q.

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

The EPA has received public comments on the Transport Rule, and such public comments will be considered by the EPA prior to promulgating a final rule. A final rule is expected in the spring of 2011. In addition to the Transport Rule, legislation is also being discussed in the U.S. Congress to address emissions of SO2, and NOx. Such legislation, if enacted, could preempt the Transport Rule or any similar EPA regulation. While the exact impact and compliance cost of the Transport Rule or any federal legislation pertaining to SO2 and NOx emissions cannot be established until such regulation or legislation is finalized and implemented, the Company’s business and financial condition or results of operations could be materially and adversely affected by such regulation or legislation.

Water Discharges.

As noted in our 2009 Form 10-K, the Company’s U.S. facilities are subject to the U.S. Clean Water Act Section 316(b) rule issued by the EPA which seeks to protect fish and other aquatic organisms by requiring existing steam electric generating facilities to utilize the “best technology available” for cooling water intake structures. New draft rule 316(b) regulations are expected to be issued by the EPA later this year, and until such regulations are final the EPA has instructed state regulatory agencies to use their best professional judgment in determining how to evaluate what constitutes “best technology available” for protecting fish and other aquatic organisms from cooling water intake structures. On September 27, 2010, the California Office of Administrative Law approved a policy adopted by the California Water Resources Control Board with respect to power plant cooling water intake structures. This policy became effective on October 1, 2010 and establishes technology-based standards to implement Section 316(b) of the U.S. Clean Water Act. At this time, it is contemplated that the Company’s Redondo Beach, Huntington Beach and Alamitos power plants in California will need to have in place “best technology available” by December 31, 2020, although this date may be extended in certain circumstances, including to meet reliability needs of the electric grid. Although the ultimate compliance costs from implementation of Section 316(b) in California are uncertain, the Company expects compliance with such technology-based standards established by the State of California to require material capital expenditures and/or modifications for these power plants. The approval of this policy resulted in the recognition of asset impairment expense during the three months ended September 30, 2010. See additional discussion in Item 1. Financial Statements — Note 13 — Impairments.

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

The public comment period for this proposed regulation was extended, and is now set to expire on November 19, 2010. The EPA will consider any public comments prior to promulgating a final rule. Requirements under a final rule would not be effective until 2011 or later. While the exact impact and compliance cost associated with future regulations of CCB cannot be established until such regulations are finalized, there can be no assurance that the Company’s business, financial condition or results of operations would not be materially and adversely affected by such regulations.

Regulatory — Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). While the bulk of regulations contained in the Dodd-Frank Act regulate financial institutions and their products, there are several provisions related to corporate governance, executive compensation, disclosure and other matters which relate to public companies generally. None of these provisions are expected to have a material impact on the Company or its results of operations. Furthermore, while the Dodd-Frank Act substantially expands the regulation regarding the trading, clearing and reporting of derivative transactions, the Dodd-Frank Act provides for commercial end-user exemptions which may apply to our derivative transactions, though this is not certain since the Act directs the SEC, CFTC and listed companies to enact rules that will clarify the Dodd-Frank Act, and such rule making could impact the availability of the commercial end-user exemption. Even if the exemption is available, the enactment of the Dodd-Frank Act could still have a material adverse impact on the Company, as the regulation of derivatives (which includes capital and margin requirements for non-exempt companies), could limit the availability of derivative transactions that we use to reduce interest rate, commodity and currency risks, which would increase our exposure to these risks. Even if derivative transactions remain available, the costs to enter into these transactions may increase, which could adversely affect the operating results of certain projects; cause us to default on certain types of contracts where we are contractually obligated to hedge certain risks, such as project financing agreements; prevent us from developing new projects where interest rate hedging is required; cause the Company to abandon certain of its hedging strategies and transactions, thereby increasing our exposure to interest rate, commodity, currency risk; and/or consume substantial liquidity by forcing the Company to post cash and/or other permitted collateral in support of these derivatives. Any of these outcomes could have a material adverse affect on the Company.

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

Recent Events

On October 8, 2010, the Company completed the redemption all of the remaining 2013 Notes. The outstanding principal amount redeemed was $290 million at a redemption price equal to 101.458 percent of the principal amount thereof, plus accrued interest. For additional information, see Item 1. — Financial Statements — Note 7 — Debt.

On October 20, 2010, the Company completed the sale of its equity interest in Ras Laffan and the associated operations company in Qatar for aggregate proceeds of $190 million. For additional information, see Item 1. — Financial Statements — Note 14 — Discontinued Operations and Held For Sale Businesses.

Subsequent to September 30, 2010, the Company continued to repurchase stock under the stock repurchase program announced on July 7, 2010. The Company has repurchased 6,086,345 shares at a cost of $75 million in the fourth quarter, bringing the cumulative total through November 3, 2010 to 7,627,825 shares at a total cost of $90 million (average price of $11.86 per share including commissions). As of November 3, 2010, $410 million of the $500 million authorized remained available under the stock repurchase program. For additional information, see Item 1. — Financial Statements — Note 10 — Equity.

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ change	% change	2010	2009	$ change	% change
	(in millions, except per share amounts)				(in millions, except per share amounts)
Revenue:
Latin America Generation	$1,111	$1,008	$103	10%	$3,178	$2,794	$384	14%
Latin America Utilities	1,787	1,677	110	7%	5,322	4,253	1,069	25%
North America Generation	532	486	46	9%	1,519	1,463	56	4%
North America Utilities	306	266	40	15%	869	817	52	6%
Europe Generation	294	183	111	61%	898	586	312	53%
Asia Generation	136	78	58	74%	491	268	223	83%
Corporate and Other(1)	252	202	50	25%	744	630	114	18%
Eliminations(2)	(267)	(248)	(19)	8%	(778)	(633)	(145)	23%

Total Revenue	$4,151	$3,652	$499	14%	$12,243	$10,178	$2,065	20%

Gross Margin:
Latin America Generation	$386	$390	$(4)	-1%	$1,145	$1,098	$47	4%
Latin America Utilities	262	288	(26)	-9%	758	641	117	18%
North America Generation	121	107	14	13%	330	348	(18)	-5%
North America Utilities	78	65	13	20%	206	186	20	11%
Europe Generation	40	41	(1)	-2%	199	148	51	34%
Asia Generation	52	23	29	126%	197	56	141	252%
Corporate and Other(3)	33	44	(11)	-25%	85	113	(28)	-25%
Eliminations(4)	13	9	4	44%	33	29	4	14%
General and administrative	(98)	(81)	(17)	21%	(279)	(251)	(28)	11%
Interest expense	(387)	(406)	19	-5%	(1,167)	(1,146)	(21)	2%
Interest income	97	90	7	8%	307	272	35	13%
Other expense	(23)	(15)	(8)	53%	(83)	(67)	(16)	24%
Other income	20	36	(16)	-44%	97	279	(182)	-65%
Gain on sale of investments	-	17	(17)	-100%	-	132	(132)	-100%
Goodwill impairment	(18)	-	(18)	-%	(18)	-	(18)	-%
Asset impairment expense	(296)	(6)	(290)	4833%	(297)	(7)	(290)	4143%
Foreign currency transaction gains (losses) on net monetary position	103	(1)	104	-10400%	(19)	(12)	(7)	58%
Other non-operating expense	(2)	(2)	-	-%	(7)	(12)	5	-42%
Income tax expense	(111)	(203)	92	-45%	(562)	(482)	(80)	17%
Net equity in earnings of affiliates	26	18	8	44%	174	75	99	132%

Income from continuing operations	296	414	(118)	-29%	1,099	1,400	(301)	-22%
Income from operations of discontinued businesses	22	26	(4)	-15%	72	72	-	-%
Gain from disposal of discontinued businesses	79	-	79	100%	57	-	57	100%

Net income	397	440	(43)	-10%	1,228	1,472	(244)	-17%
Noncontrolling interests:
Income from continuing operations attributable to noncontrolling interests	(253)	(243)	(10)	4%	(741)	(735)	(6)	1%
Income from discontinued operations attributable to noncontrolling interests	(30)	(12)	(18)	150%	(42)	(31)	(11)	35%

Net income attributable to The AES Corporation	$114	$185	$(71)	-38%	$445	$706	$(261)	-37%

Per Share Data:
Basic income per share from continuing operations	$0.05	$0.26	$(0.21)	-81%	$0.47	$1.00	$(0.53)	-53%
Diluted income per share from continuing operations	$0.05	$0.26	$(0.21)	-81%	$0.47	$1.00	$(0.53)	-53%

(1)	Corporate and Other includes revenue from our generation and utilities businesses in Africa, utilities businesses in Europe, Wind Generation and other renewables initiatives, and development costs.
(2)	Represents inter-segment eliminations of revenue mainly related to transfers of electricity from Tietê (generation) to Eletropaulo (utility).
(3)

Corporate and Other gross margin includes gross margin from our generation and utilities businesses in Africa, utilities businesses in Europe, Wind Generation and other renewables initiatives and development costs.

(4)	Represents inter-segment eliminations of gross margin related to corporate charges for self insurance premiums.

Segment Analysis

Latin America

The following table summarizes revenue and gross margin for our Generation segment in Latin America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($’s in millions)			($’s in millions)
Latin America Generation
Revenue	$1,111	$1,008	10%	$3,178	$2,794	14%
Gross Margin	$386	$390	-1%	$1,145	$1,098	4%

Excluding the favorable impact of foreign currency translation and remeasurement of $19 million, generation revenue for the three months ended September 30, 2010 increased $84 million, or 8%, compared to the three months ended September 30, 2009 primarily due to:

•	higher spot prices of $86 million associated with increased fuel prices in Argentina;

•	higher spot sales of $32 million driven by higher capacity and commercial availability in the Dominican Republic;

•	higher spot and contract prices in Panama and Tiete of $29 million.

These increases were partially offset by:

•	lower volume of $33 million driven by lower hydrology in Panama, Colombia and Argentina;

•	lower volume of $11 million at Uruguaiana due to the renegotiation of its power sales agreements in 2009; and

•	lower spot sales and contract prices at Gener of $15 million.

Excluding the favorable impact of foreign currency translation and remeasurement of $16 million, generation gross margin for the three months ended September 30, 2010 decreased $20 million, or 5%, compared to the three months ended September 30, 2009 primarily due to:

•	higher fuel and purchased energy prices at Gener of $32 million offset by lower spot energy purchases;

•	lower volume in Colombia of $11 million due to lower hydrology when compared to the third quarter of 2009; and

•	lower volume of $10 million in Panama as a result of unfavorable hydrology and major maintenance performed during the third quarter of 2010.

These decreases were partially offset by:

•	higher spot prices associated with increased fuel prices in Argentina of $20 million; and

•	higher spot and contract prices in Panama of $12 million.

For the three months ended September 30, 2010, revenue increased 10%, while gross margin decreased by 1%. This was primarily due to higher spot and fuel prices at Gener and lower energy sold in Columbia and Panama.

Excluding the favorable impact of foreign currency translation and remeasurement of $127 million, generation revenue for the nine months ended September 30, 2010 increased $257 million, or 9%, compared to the nine months ended September 30, 2009 primarily due to:

•	higher spot prices of $175 million associated with increased fuel prices in Argentina;

•	higher volume and ancillary services in the Dominican Republic of $95 million;

•	higher spot and contract prices of $59 million in Colombia and Panama;

•	higher contract prices on PPAs indexed to gas and higher spot prices in the Dominican Republic of $26 million; and

•	higher volume of $17 million at Gener.

These increases were partially offset by:

•	lower contract prices at Gener of $79 million;

•	lower volume due to unfavorable hydrology in Colombia, Panama and Argentina of $51 million; and

•	lower contract prices on PPAs indexed to international coal prices in the Dominican Republic of $25 million.

Excluding the favorable impact of foreign currency translation and remeasurement of $97 million, generation gross margin for the nine months ended September 30, 2010 decreased $50 million, or 5%, compared to the nine months ended September 30, 2009 primarily due to:

•	higher fuel and purchased energy prices at Gener of $108 million;

•	the net effect of lower PPA prices and higher fuel costs in the Dominican Republic of $29 million;

•	the impact of a reversal of bad debt expense during the first quarter of 2009 of $36 million at Uruguaiana as a result of the renegotiation of one of its power sales agreements; and

•	lower volume of $27 million in Colombia and Panama.

These decreases were partially offset by:

•	higher volume of energy sales in the Dominican Republic and at Tiete of $62 million

•	higher spot prices and sales in Argentina of $50 million; and

•	higher spot prices in Colombia of $29 million.

For the nine months ended September 30, 2010, revenue increased 14%, while gross margin increased by 4%. This was primarily due to higher spot purchases and fuel prices at Gener and the reversal of bad debt expense as a result of the renegotiation of one of the power sales agreements at Uruguaiana in the first quarter of 2009.

The following table summarizes revenue and gross margin for our Utilities segment in Latin America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($’s in millions)			($’s in millions)
Latin America Utilities
Revenue	$1,787	$1,677	7%	$5,322	$4,253	25%
Gross Margin	$262	$288	-9%	$758	$641	18%

Excluding the favorable impact of foreign currency translation of $98 million, utilities revenue for the three months ended September 30, 2010 increased $12 million, or 1%, compared to the three months ended September 30, 2009 primarily due to:

•	increased volume of $82 million due to increased market demand in Brazil.

This increase was partially offset by:

•

lower tariffs of $73 million primarily related to the unfavorable impact on rates at Eletropaulo in Brazil of a cumulative adjustment to regulatory liabilities and lower energy prices across our Latin America utility businesses associated with energy purchases passed through to customers of $35 million.

Excluding the favorable impact of foreign currency translation of $16 million, utilities gross margin for the three months ended September 30, 2010 decreased $42 million, or 15%, compared to the three months ended September 30, 2009 primarily due to:

•	higher fixed costs of $54 million primarily due to the recovery in 2009 of a municipality receivable previously written off in Brazil and higher maintenance costs offset by lower contingencies; and

•	lower tariffs of $40 million primarily related to the unfavorable impact on rates at Eletropaulo in Brazil of a cumulative adjustment to regulatory liabilities.

These decreases were partially offset by:

•	increased volume of $64 million due to increased market demand.

For the three months ended September 30, 2010, revenue increased 7%, while gross margin decreased by 9%. This was primarily due to higher fixed costs in 2010 as a result of the recovery in 2009 of a municipality receivable previously written off in Brazil that did not recur.

Excluding the favorable impact of foreign currency translation of $656 million, utilities revenue for the nine months ended September 30, 2010 increased $413 million, or 10%, compared to the nine months ended September 30, 2009 primarily due to:

•	increased volume of $230 million due to the increased market demand; and

•

higher tariffs of $179 million primarily related to the July 2009 tariff reset in Brazil partially offset by the unfavorable impact on rates at Eletropaulo in Brazil of a cumulative adjustment to regulatory liabilities and higher energy prices across our Latin America utility businesses associated with energy purchases passed through to customers of $157 million.

Excluding the favorable impact of foreign currency translation of $99 million, utilities gross margin for the nine months ended September 30, 2010 increased $18 million, or 3%, compared to the nine months ended September 30, 2009 primarily due to:

•	increased volume of $148 million due to the increased market demand.

These increases were partially offset by:

•

higher fixed costs of $92 million primarily due to the recovery in 2009 of a municipality receivable previously written off in Brazil and higher salaries, provisions for commercial losses, regulatory penalties and maintenance costs partially offset by lower contingencies; and

•	$28 million related to the final settlement of the power sales agreement between Sul and Uruguaiana.

For the nine months ended September 30, 2010, revenue increased 25%, while gross margin increased by 18%. This was primarily due to the recovery of energy purchases which have no corresponding impact on gross margin and higher fixed costs.

North America

The following table summarizes revenue and gross margin for our Generation segment in North America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($’s in millions)			($’s in millions)
North America Generation
Revenue	$532	$486	9%	$1,519	$1,463	4%
Gross Margin	$121	$107	13%	$330	$348	-5%

Excluding the favorable impact of foreign currency translation of $2 million, generation revenue for the three months ended September 30, 2010 increased $44 million, or 9%, compared to the three months ended September 30, 2009 primarily due to:

•	an increase of $15 million due to the favorable impact of mark-to-market derivative adjustments in New York;

•	higher rates and volume of $13 million at Merida in Mexico;

•	increased volume of $9 million primarily due to fewer outages at Warrior Run in Maryland; and

•	higher rates of $8 million at TEG/TEP in Mexico.

These increases were partially offset by:

•	a net decrease of $6 million in New York due to lower rates partially offset by higher volume of electricity sold.

Generation gross margin for the three months ended September 30, 2010 increased $14 million, or 13%, compared to the three months ended September 30, 2009 primarily due to:

•	an increase of $25 million at TEG/TEP due to fewer forced outages;

•	an increase of $15 million due to the favorable impact of mark-to-market derivative adjustments in New York; and

•	higher volume of $6 million at Warrior Run due to fewer outages.

These increases were partially offset by:

•	a net decrease of $21 million in New York primarily due to lower rates and higher coal prices, partially offset by higher volume of electricity sold; and

•	a decrease of $6 million at Deepwater due to lower volume and higher pet-coke prices.

For the three months ended September 30, 2010, revenue increased 9%, while gross margin increased by 13%. This was primarily due to the impact on gross margin due to the absence of prior year outage penalties at TEG/TEP.

Excluding the favorable impact of foreign currency translation of $15 million, generation revenue for the nine months ended September 30, 2010 increased $41 million, or 3%, compared to the nine months ended September 30, 2009 primarily due to:

•	an increase of $42 million in New York due to the favorable impact of mark-to-market derivative adjustments;

•	increased rates, volume and an availability bonus at TEG/TEP of $34 million;

•	higher volume of $22 million at Warrior Run due to fewer outages; and

•	higher rates and volume of $22 million at Merida.

These increases were partially offset by:

•	a net decrease of $59 million in New York due to lower rates partially offset by higher volume of electricity sold;

•	a decrease of $11 million in Puerto Rico primarily due to a penalty from a forced outage; and

•	a net decrease of $10 million at Deepwater primarily due to lower volume partially offset by higher rates.

Excluding the favorable impact of foreign currency translation of $2 million, generation gross margin for the nine months ended September 30, 2010 decreased $20 million, or 6%, compared to the nine months ended September 30, 2009 primarily due to:

•	a net decrease of $88 million in New York due to lower rates and higher coal prices partially offset by higher volume of electricity sold;

•	a decrease of $15 million in Puerto Rico primarily due to a penalty from a forced outage; and

•	a net decrease of $10 million in Deepwater primarily due to lower volume partially offset by higher rates.

These decreases were partially offset by:

•	an increase of $42 million in New York due to the favorable impact of mark-to-market derivative adjustments;

•	a net increase of $35 million in TEG/TEP due to a current year availability bonus and fewer outages partially offset by higher fuel prices; and

•	higher volume of $16 million in Warrior Run due to fewer outages.

For the nine months ended September 30, 2010, revenue increased 4%, while gross margin decreased by 5%. This was primarily due to the change in rates and derivative adjustments in New York having a greater impact on gross margin than revenue.

The following table summarizes revenue and gross margin for our Utilities segment in North America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($’s in millions)			($’s in millions)
North America Utilities
Revenue	$306	$266	15%	$869	$817	6%
Gross Margin	$78	$65	20%	$206	$186	11%

Utilities revenue for the three months ended September 30, 2010 increased $40 million, or 15%, compared to the three months ended September 30, 2009 primarily due to:

•	higher retail demand of $46 million as a result of warmer weather and higher fuel adjustment charges.

This increase was partially offset by:

•	decreased wholesale revenue of $6 million primarily due to lower availability.

Utilities gross margin for the three months ended September 30, 2010 increased $13 million, or 20%, compared to the three months ended September 30, 2009 primarily due to:

•	increased retail gross margin of $20 million due to increased volume.

This increase was partially offset by:

•	increased fixed costs of $7 million.

For the three months ended September 30, 2010, revenue increased 15%, while gross margin increased by 20%. This was primarily due to a $3 million decrease in pension costs during the comparable periods.

Utilities revenue for the nine months ended September 30, 2010 increased $52 million, or 6%, compared to the nine months ended September 30, 2009 primarily due to:

•	higher retail demand of $36 million due to warmer weather and higher fuel adjustment charges; and

•	higher wholesale revenue of $16 million due to increased demand and higher prices.

Utilities gross margin for the nine months ended September 30, 2010 increased $20 million, or 11%, compared to the nine months ended September 30, 2009 primarily due to:

•	higher retail margin of $17 million due to increased volume; and

•	higher wholesale margin of $6 million due to increased volume and higher prices.

These increases were partially offset by:

•	increased fixed costs of $6.

For the nine months ended September 30, 2010, revenue increased 6%, while gross margin increased by 11%. This was primarily due to a $9 million decrease in pension costs during the comparable period.

Europe

The following table summarizes revenue and gross margin for the Generation segment in Europe for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($’s in millions)			($’s in millions)
Europe Generation
Revenue	$294	$183	61%	$898	$586	53%
Gross Margin	$40	$41	-2%	$199	$148	34%

Excluding the unfavorable impact of foreign currency translation of $23 million, primarily in Hungary and Spain, generation revenue for the three months ended September 30, 2010 increased $134 million, or 73%, compared to the three months ended September 30, 2009 primarily due to:

•

$90 million from the adoption of new accounting guidance on the consolidation of VIE’s which resulted in the consolidation of Cartagena in Spain, a generation business previously accounted for under the equity method of accounting;

•	$28 million from the acquisition of Ballylumford in Northern Ireland; and

•	higher volume and pass-through of higher fuel costs of $15 million at Kilroot in Northern Ireland.

These increases were partially offset by:

•	lower volume in Hungary of $10 million.

Excluding the unfavorable impact of foreign currency translation of $2 million, generation gross margin for the three months ended September 30, 2010 increased $1 million, or 2%, compared to the three months ended September 30, 2009 primarily due to:

•	$16 million from the consolidation of Cartagena as discussed above partially offset by $14 million in Hungary from lower demand and higher fuel costs that could not be passed through to customers.

Excluding the unfavorable impact of foreign currency translation of $14 million, primarily in Spain, generation revenue for the nine months ended September 30, 2010 increased $326 million, or 56%, compared to the nine months ended September 30, 2009 primarily due to:

•

$268 million from the adoption of new accounting guidance on the consolidation of VIE’s which resulted in the consolidation of Cartagena in Spain, a generation business previously accounted for under the equity method of accounting;

•	$28 million from the acquisition of Ballylumford in Northern Ireland;

•	higher capacity payments and pass-through of higher fuel costs in Jordan of $16 million;

•	increased tariffs at Altai in Kazakhstan of $14 million; and

•	higher volume at Kilroot in Northern Ireland of $11 million.

These increases were partially offset by:

•	lower rates and sales of emissions allowances in Hungary of $10 million.

Generation gross margin for the nine months ended September 30, 2010 increased $51 million, or 34%, compared to the nine months ended September 30, 2009 primarily due to:

•	$51 million from the consolidation of Cartagena as discussed above; and

•	higher tariff and lower fixed costs at Altai in Kazakhstan of $22 million.

These increases were partially offset by:

•	lower gross margin in Hungary and at Kilroot of $11 million.

For the nine months ended September 30, 2010, revenue increased 53%, while gross margin increased by 34%. This was primarily due to the positive impact of higher pass through fuel costs on revenue at Cartagena and Kilroot that had no corresponding impact on gross margin.

Asia

The following table summarizes revenue and gross margin for the Generation segment in Asia for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($’s in millions)			($’s in millions)
Asia Generation
Revenue	$136	$78	74%	$491	$268	83%
Gross Margin	$52	$23	126%	$197	$56	252%

Excluding the favorable impact of foreign currency translation of $7 million, generation revenue for the three months ended September 30, 2010 increased $51 million, or 65%, compared to the three months ended September 30, 2009 primarily due to:

•

favorable generation rates and volume of $47 million at Masinloc in the Philippines. This was mainly attributable to higher energy demand, both industrial and residential, within the Philippines power market which resulted in a combination of higher volume and rates as well as higher contracted sales from new and existing customers.

Excluding the favorable impact of foreign currency translation of $3 million, generation gross margin for the three months ended September 30, 2010 increased $26 million, or 113%, compared to the three months ended September 30, 2009 primarily as a result of:

•	a $20 million increase at Masinloc from a combination of higher rates and contracted sales from new and existing customers, as explained above, partially offset by higher fuel costs and consumption.

For the three months ended September 30, 2010, revenue increased 74%, while gross margin increased by 126%, primarily due to the positive influence on gross margin resulting from higher availability, increased spot market demand and favorable prices in the Philippines wholesale electricity spot market.

Excluding the favorable impact of foreign currency translation of $20 million, generation revenue for the nine months ended September 30, 2010 increased $203 million, or 76%, compared to the nine months ended September 30, 2009 primarily due to:

•	favorable generation rates and volume of $175 million at Masinloc as a result of increased market demand and improved plant availability subsequent to the completion of its overhaul at the beginning of 2010. Revenue also increased as a result of the combined impact of higher demand from both new and existing contract and spot customers as a result of supply shortages in the Philippines power market; and

•	increased generation rates of $10 million at Kelanitissa in Sri Lanka due to higher pass-through fuel prices.

Excluding the favorable impact of foreign currency translation of $10 million, generation gross margin for the nine months ended September 30, 2010 increased $131 million, or 234%, compared to the nine months ended September 30, 2009 primarily as a result of:

•	a $116 million increase at Masinloc from a combination of higher availability due to improved plant operations, higher market demand and favorable spot market rates in the Philippines.

For the nine months ended September 30, 2010, revenue increased 83%, while gross margin increased by 252%, primarily due to the positive influence on gross margin due to favorable spot rates and operational efficiencies resulting from the Masinloc plant overhauls in late 2009 and early 2010, which led to higher availability and allowed for more efficient operations that have materially improved the operating results for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($’s in millions)			($’s in millions)
Revenue
Europe Utilities	$90	$61	48%	$258	$205	26%
Africa Utilities	91	93	-2%	279	267	4%
Africa Generation	16	17	-6%	46	50	-8%
Wind Generation	44	28	57%	139	97	43%
Corp/Other	11	3	267%	22	11	100%

Total Corporate and Other	$252	$202	25%	$744	$630	18%

Gross Margin
Europe Utilities	$6	$5	20%	$14	$17	-18%
Africa Utilities	8	34	-76%	11	74	-85%
Africa Generation	13	9	44%	37	28	32%
Wind Generation	1	(2)	-150%	22	7	214%
Corp/Other	5	(2)	-350%	1	(13)	-108%

Total Corporate and Other	$33	$44	-25%	$85	$113	-25%

Excluding the unfavorable impact of foreign currency translation of $9 million, primarily in Cameroon, revenue for the three months ended September 30, 2010 increased $59 million, or 29%, compared to the three months ended September 30, 2009 primarily due to:

•	an overall increase in volume and tariff at our utility businesses in Ukraine; and

•	incremental revenue from new wind generation projects that commenced operations during the year.

Excluding the unfavorable impact of foreign currency translation of $1 million, gross margin for the three months ended September 30, 2010 decreased $10 million, or 23%, compared to the three months ended September 30, 2009 primarily due to:

•	an increase in gross margin from our new wind generation projects.

This decrease was partially offset by:

•	an increase in fixed costs at Sonel in Cameroon.

For the three months ended September 30, 2010, revenue increased 25%, while gross margin decreased by 25%. This was primarily due to increased fixed costs at Sonel.

Excluding the unfavorable impact of foreign currency translation of $17 million, primarily in Cameroon, revenue for the nine months ended September 30, 2010 increased $131 million, or 21%, compared to the nine months ended September 30, 2009 primarily due to:

•	an overall increase in volume across our wind businesses and Ukraine utilities;

•	incremental revenue from new wind generation projects, as discussed above; and

•	increased rates and volume at Sonel.

Excluding the unfavorable impact of foreign currency translation of $2 million, gross margin for the nine months ended September 30, 2010 decreased $26 million, or 23%, compared to the nine months ended September 30, 2009 primarily due to:

•	an increase in fixed costs at Sonel.

This decrease was partially offset by:

•	an increase in gross margin from our new wind generation projects, as discussed above; and

•	an increase in volume at Dibamba in Cameroon.

For the nine months ended September 30, 2010, revenue increased 18%, while gross margin decreased by 25%, primarily due to increased fixed costs at Sonel.

General and Administrative Expense

General and administrative expense includes those expenses related to corporate staff functions and/or initiatives, executive management, finance, legal, human resources, information systems, and development costs which are not allocable to our business segments.

General and administrative expense increased $17 million, or 21%, to $98 million for the three months ended September 30, 2010 and increased $28 million, or 11%, to $279 million for the nine months ended September 30, 2010. The increase was primarily due to higher business development costs of $11 million for the three months ended September 30, 2010 and $17 million for the nine months ended September 30, 2010 primarily associated with renewable energy projects as well as higher insurance premiums resulting from the expansion of the Company’s captive insurance program.

Interest expense

Interest expense decreased $19 million, or 5%, to $387 million for the three months ended September 30, 2010. The decrease was primarily due to debt retirement at the Parent Company and a reversal of a contingency at Eletropaulo offset by increased debt principal at Eletropaulo.

Interest expense increased $21 million, or 2%, to $1.2 billion for the nine months ended September 30, 2010. The increase was primarily due to interest expense at Cartagena which is now a consolidated entity and higher interest rates at Tiete, offset by higher capitalized interest and lower fees on the revolving line of credit at the Parent Company in addition to the items discussed above.

Interest income

Interest income increased $7 million, or 8%, to $97 million for the three months ended September 30, 2010. The increase was primarily due to a higher average balance in short term investments at Eletropaulo and the favorable impact of foreign currency translation in Brazil, partially offset by reduced interest income from a loan to a wind development project in Brazil which was repaid in June 2010 as well as lower interest on outstanding receivables at Itabo.

Interest income increased $35 million, or 13%, to $307 million for the nine months ended September 30, 2010. The increase was primarily due to the settlement of a dispute related to inflation adjustments for energy sales at Tiete in addition to the items described above.

Other expense

Other expense of $23 million for the three months ended September 30, 2010 was primarily comprised of losses on disposal of assets at Eletropaulo and Gener. Other expense of $15 million for the three months ended September 30, 2009 included losses on disposal of assets at Eletropaulo and contingencies at Alicura in Argentina.

Other expense of $83 million for the nine months ended September 30, 2010 included the previously capitalized transaction costs of $22 million that were incurred in connection with the preparation for the sale of a noncontrolling interest in our Wind Generation business. These costs were written off upon the expiration of the letter of intent (“LOI”) on June 30, 2010. Also, there was a $9 million loss on debt extinguishment at the Parent Company from the retirement of senior notes, and losses on disposal of assets at Eletropaulo and Gener. Other expense of $67 million for the nine months ended September 30, 2009 primarily consisted of a $13 million fair value adjustment to government issued bonds in the Dominican Republic on the date received. Other expense also included losses on disposal of assets at Eletropaulo and Andres, and contingencies at our businesses in Kazakhstan and Alicura.

Other income

Other income of $20 million for the three months ended September 30, 2010 was primarily related to gain on sale of assets at Eletropaulo. Other income of $36 million for the three months ended September 30, 2009 included the reversal of contingencies at Sonel in Cameroon and Sul in Brazil, a gain on sale of assets at Placerita in the U.S., and the reversal of tax liabilities at our businesses in Kazakhstan.

Other income of $97 million for the nine months ended September 30, 2010 was primarily related to the extinguishment of a swap liability owed by two of our Brazilian subsidiaries, resulting in the recognition of a $62 million gain. The net impact to the Company after taxes and noncontrolling interest was $9 million. Other income also included a gain on sale of assets at Eletropaulo. Other income of $279 million for the nine months ended September 30, 2009 included a favorable court decision on a legal dispute in which Eletropaulo, the Company’s utility business in Brazil, had requested reimbursement for excess non-income taxes paid from 1989 to 1992. Eletropaulo received reimbursement in the form of tax credits which were applied against tax liabilities resulting in a $129 million gain. The net impact to the Company after noncontrolling interests was $21 million. In addition, the Company recognized income of $80 million from a performance incentive bonus for management services provided to Ekibastuz and Maikuben in 2008.

Goodwill impairment

Goodwill impairment was $18 million for the three and nine months ended September 30, 2010. During the third quarter of 2010, the Company determined that there was an indicator that the carrying value of goodwill related to Deepwater, our pet coke-fired merchant generation facility in Texas, was not recoverable. This determination was based primarily on the fact that Deepwater did not operate for more than 30 days in the three months ended September 30, 2010, has incurred current operating and cash flow losses and is forecasting operating and cash flow losses for the remainder of 2010 through 2014 as a result of decreases in future power price expectations and an increase in pet coke prices affecting the market. Deepwater is reported in the North America Generation segment. There was no goodwill impairment expense for the three and nine months ended September 30, 2009.

Asset impairment expense

Asset impairment expense for the three months ended September 30, 2010 and 2009 was $296 million and $6 million, respectively.

During the third quarter of 2010, the Company entered into annual negotiations with the offtaker of its Tisza II generation plant in Hungary. As a result of these preliminary negotiations, as well as the further deterioration of the economic environment in Hungary, the Company determined that an indicator of impairment existed at September 30, 2010 and performed an asset impairment test in accordance with the accounting guidance on property, plant and equipment and determined that based on the undiscounted cash flow analysis, the Tisza II asset group was not recoverable. The fair value of the asset group was then determined using a discounted cash flow analysis. The carrying value of the Tisza II asset group of $160 million exceeded the fair value of $75 million resulting in the recognition of asset impairment expense of $85 million during the three months ended September 30, 2010. Tisza II is reported in the Europe Generation reportable segment.

In May 2010, the California State Water Board approved a policy aimed at reducing the number of marine animals killed by seawater cooling systems in coastal power plants in California. At that time since the policy required the approval of California’s Office of Administrative Law, it was unclear whether the policy would be approved and the exact form the regulations would take. In September 2010, the Office of Administrative Law in California approved the policy that will require the Company to change the process through which it uses ocean water to cool the generation turbines at its Alamitos, Huntington Beach and Redondo Beach (collectively “Southland”) gas-fired generation facilities in California. The policy requires compliance with the new regulations by December 31, 2020. The change in the water cooling process will result in significant future capital expenditures to ensure compliance with the new regulations and the Company determined that an indicator of impairment existed at September 30, 2010. The Company performed an asset impairment test in accordance with the accounting guidance on property, plant and equipment. The asset group was determined to be at the individual plant level and based on the undiscounted cash flow analysis, the Company determined that the Huntington Beach asset group was not recoverable. The fair value of the Huntington Beach asset group was then determined using a discounted cash flow analysis. The carrying value of the Huntington Beach plant of $288 million exceeded the fair value of $88 million resulting in the recognition of asset impairment expense of $200 million for the three months ended September 30, 2010. The undiscounted cash flows of the Alamitos and Redondo Beach generation facilities exceeded their respective carrying values and resulted in no impairment. Huntington Beach is reported in the North America Generation reportable segment.

Asset impairment expense for the three months ended September 30, 2009 consisted primarily of a $5 million impairment of long-lived assets at Borsod in Hungary.

Asset impairment expense for the nine months ended September 30, 2010 and 2009 was $297 million and $7 million, respectively. Asset impairment expense for the nine months ended September 30, 2010 consisted primarily of the long-lived asset impairment of Tisza II and Southland in California discussed above.

Asset impairment expense for the nine months ended September 30, 2009 consisted primarily of the long-lived asset impairment recognized at Borsod in the third quarter of 2009 as discussed above.

Gain on sale of investments

There was no gain on sale of investments for the three months ended September 30, 2010. Gain on sale of investments for the three months ended September 30, 2009 was $17 million which included a $15 million gain related to the shutdown of the Company’s Hefei plant in China. The final payment on the remaining property, plant and equipment was received and the Company’s obligations under the settlement agreement were satisfied in September 2009 and the deferred gain on the shutdown and termination of the PPA was recognized.

There was no gain on sale of investments for the nine months ended September 30, 2010. Gain on sale of investments for the nine months ended September 30, 2009 was $132 million which primarily consisted of $98 million recognized in May 2009 related to the termination of the management agreement between the Company and Kazakhmys PLC for Ekibastuz and Maikuben. The management agreement was related to the sale of these businesses in Kazakhstan in May 2008. In addition, the gain for the nine months ended September 30, 2009 included a $13 million reversal of a contingent liability in March 2009 related to the sale of Ekibastuz and Maikuben in May 2008 and the $15 million gain on Hefei discussed above.

Foreign currency transaction gains (losses) on net monetary position

Foreign currency transaction gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
AES Corporation	$53	$20	$(33)	$9
Chile	27	(16)	7	39
Philippines	18	7	18	2
Brazil	5	(2)	(8)	(5)
Argentina	(2)	(1)	11	(13)
Kazakhstan	-	-	1	(27)
Colombia	(7)	(10)	(13)	(15)
Other	9	1	(2)	(2)

Total(1)	$103	$(1)	$(19)	$(12)

(1)

Includes $(16) million and $(8) million (losses) on foreign currency derivative contracts for the three months ended September 30, 2010 and 2009, respectively, and includes $1 million and $(42) million gains (losses) on foreign currency derivative contracts for the nine months ended September 30, 2010 and 2009, respectively.

The Company recognized foreign currency transaction gains of $103 million for the three months ended September 30, 2010. These consisted primarily of gains at The AES Corporation, in Chile and in the Philippines.

•

Gains of $53 million at The AES Corporation were primarily due to the strengthening of the Euro and British Pound during the quarter, resulting in gains on notes receivables and cash balances denominated in Euros, which were partially offset by losses on debt denominated in British Pounds.

•

Gains of $27 million in Chile were primarily due to a 12% appreciation of the Chilean Peso resulting in gains at Gener (a U.S. Dollar functional currency subsidiary) associated with working capital denominated in Chilean Pesos, primarily cash, accounts receivable and tax receivables. These gains were partially offset by a $3 million loss on foreign currency derivatives.

•

Gains of $18 million in the Philippines were primarily due to appreciation of the Philippine Peso of 5% during the quarter, resulting in gains at Masinloc (a Philippine Peso functional currency subsidiary) on the remeasurement of U.S. Dollar denominated debt.

The Company recognized foreign currency transaction losses of $1 million for the three months ended September 30, 2009. These consisted primarily of losses in Chile and Colombia partially offset by gains at The AES Corporation and in the Philippines.

•

Losses of $16 million in Chile were primarily due to the devaluation of the Chilean Peso by 3%, resulting in losses at Gener associated with net working capital denominated in Chilean Peso, mainly cash and accounts receivables.

•

Losses of $10 million in Colombia were primarily due to appreciation of the Colombian Peso by 11%, resulting in losses at Chivor (a U.S. Dollar functional currency subsidiary) associated with its Colombian Peso denominated debt and $4 million in losses on foreign currency derivatives.

•

Gains of $20 million at The AES Corporation were primarily due to the strengthening of the Euro and the weakening of the British Pound during the quarter, resulting in gains on outstanding notes receivables denominated in Euro and on third party debt denominated in the British Pound, partially offset by losses on foreign exchange options.

The Company recognized foreign currency transaction losses of $19 million for the nine months ended September 30, 2010. These consisted primarily of losses at The AES Corporation and in Colombia, partially offset by gains in the Philippines and Argentina.

•

Losses of $33 million at The AES Corporation were primarily due to the weakening of the Euro during the nine months ended September 30, 2010, resulting in the devaluation of notes receivable and cash balances denominated in Euros.

•

Losses of $13 million in Colombia were primarily due to the appreciation of the Colombian Peso by 12%, resulting in losses at Chivor associated with its Colombian Peso denominated debt. In addition, there was a loss of $5 million from foreign currency derivatives.

•

Gains of $18 million in the Philippines were primarily due to appreciation of the Philippine Peso of 5% during the third quarter, resulting in gains at Masinloc on the remeasurement of U.S. Dollar denominated debt.

•

Gains of $11 million in Argentina were primarily due to a gain on a foreign currency embedded derivative related to government receivables, partially offset by losses due the devaluation of the Argentine Peso by 4%, resulting in losses at Alicura (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt.

The Company recognized foreign currency transaction losses of $12 million for the nine months ended September 30, 2009. These consisted primarily of losses in Kazakhstan, Colombia and Argentina, partially offset by gains in Chile.

•

Losses of $27 million in Kazakhstan were primarily due to net foreign currency transaction losses of $14 million related to energy sales denominated and fixed in the U.S. Dollar and $13 million of foreign currency transaction losses on debt denominated in other than functional currencies.

•

Losses of $15 million in Colombia were primarily due to appreciation of the Colombian Peso by 14%, resulting in losses at Chivor associated with its Colombian Peso denominated debt and $7 million in losses on foreign currency derivatives.

•	Losses of $13 million in Argentina were primarily due to the devaluation of the Argentine Peso by 11%, resulting in losses at Alicura associated with its U.S. Dollar denominated debt.

•

Gains of $39 million in Chile were primarily due to the appreciation of the Chilean Peso by 14%, resulting in gains at Gener associated with its net working capital denominated in Chilean Peso, mainly cash and accounts receivables. This gain was partially offset by $13 million in losses on foreign currency derivatives.

Other non-operating expense

Other non-operating expense of $2 million for each of the three months ended September 30, 2010 and 2009 primarily consisted of other-than-temporary impairments of cost method investments.

Other non-operating expense of $7 million for the nine months ended September 30, 2010 primarily consisted of an other-than-temporary impairment of an equity method investment. Other non-operating expense of $12 million for the nine months ended September 30, 2009 primarily consisted of other-than-temporary impairments of cost method investments.

Income tax expense

Income tax expense on continuing operations decreased $92 million, or 45%, to $111 million for the three months ended September 30, 2010 compared to $203 million for the three months ended September 30, 2009. The Company’s effective tax rates were 29% and 34% for the three months ended September 30, 2010 and 2009, respectively.

The net decrease in the effective tax rate for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to a current year income tax benefit related to a reversal of a withholding tax liability at certain Chilean subsidiaries offset by an increase in U.S. taxes owing to the expiration at December 31, 2009 of a favorable U.S. tax law impacting distributions from certain non-U.S. subsidiaries.

Income tax expense on continuing operations increased $80 million, or 17%, to $562 million for the nine months ended September 30, 2010 compared to $482 million for the nine months ended September 30, 2009. The Company’s effective tax rates were 38% and 27% for the nine months ended September 30, 2010 and 2009, respectively.

The net increase in the effective tax rate for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to expense recorded in the second quarter of 2010 relating to the CEMIG sale transaction and the increase in U.S. taxes owing to the expiration at December 31, 2009 of a favorable U.S. tax law impacting distributions from certain non-U.S. subsidiaries as well as tax benefit recorded in the second quarter of 2009 upon the release of a valuation allowance at a U.S. and a Brazilian subsidiary. These items were offset by a current year income tax benefit related to a reversal of a withholding tax liability at certain Chilean subsidiaries. Included in the net tax expense relating to the CEMIG sale transaction is tax expense on the equity earnings associated with the reversal of the net long-term liability and tax benefit related to release of a valuation allowance against deferred tax assets.

Net equity in earnings of affiliates

Net equity in earnings of affiliates increased $8 million, or 44%, to $26 million for the three months ended September 30, 2010. The increase was primarily due to higher earnings at Guacolda in Chile as a result of the commencement of operations at a new plant during March 2010.

Net equity in earnings of affiliates increased $99 million, or 132%, to $174 million for the nine months ended September 30, 2010. The increase was primarily due to the sale of our interest in CEMIG during the second quarter of 2010, partially offset by 2009 equity in earnings of Cartagena which is now a consolidated entity.

Income from continuing operations attributable to noncontrolling interests

Income from continuing operations attributable to noncontrolling interests increased $10 million, or 4%, to $253 million for the three months ended September 30, 2010. The increase was primarily due to increased earnings at Eletropaulo, appreciation of the Brazilian Real at our Brazilian subsidiaries, offset by decreased earnings at Sonel.

Income from continuing operations attributable to noncontrolling interests increased $6 million, or 1%, to $741 million for the nine months ended September 30, 2010. The increase was primarily due to increased earnings at our Brazilian subsidiaries, offset by decreased earnings at Gener and Itabo and a favorable legal settlement at Eletropaulo in 2009.

Discontinued operations

As further discussed in Note 14 — Discontinued Operations and Held for Sale Businesses, discontinued operations includes the results of four businesses: Lal Pir and Pak Gen, generation businesses in Pakistan (sold in June 2010), Barka, a generation business in Oman (sold in August 2010) and Ras Laffan, a generation business in Qatar (held for sale in April 2010). Prior periods have been restated to reflect these businesses within Discontinued Operations for all periods presented.

For the three months ended September 30, 2010 and 2009, income from operations of discontinued businesses, net of tax and noncontrolling interests, was $11 million and $14 million, respectively, and reflected the operations of our 55% stake in Lal Pir and Pak Gen, two oil-fired facilities in Pakistan, our 35% stake in Barka, a combined cycle gas facility and water desalination plant in Oman, and our 55% stake in Ras Laffan, a combined cycle gas facility and water desalination plant in Qatar. The Barka plant was also sold during the three months ended September 30, 2010, resulting in a gain on sale of $63 million, net of tax and noncontrolling interests.

For the nine months ended September 30, 2010 and 2009, income from operations of discontinued businesses, net of tax and noncontrolling interests, was $38 million and $41 million, respectively, and reflected the operations of Lal Pir, Pak Gen, Barka and Ras Laffan. During the nine months ended September 30, 2010, the Company recognized impairment expense and a loss on the sale of Lal Pir and Pak Gen of $14 million, net of tax and noncontrolling interests, consisting of $7 million of impairment charges in the first quarter and $7 million loss on sale. Including the Barka sale discussed above, total impairment losses and gains on sales were $49 million for the nine months ended September 30, 2010, net of tax and noncontrolling interests.

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

As of September 30, 2010, the Company had unrestricted cash and cash equivalents of $2.8 billion and short term investments of $1.6 billion. In addition, we had restricted cash and debt service reserves of $1.2 billion. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.1 billion and $4.9 billion, respectively. Of the approximately $1.6 billion of our short-term non-recourse debt, $917 million is presented as current because it is due in the next twelve months and $674 million relates to defaulted debt. We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates or through opportunistic refinancing activity or some combination thereof. Approximately $464 million of our recourse debt matures within the next twelve months, which we expect to repay using cash on hand at the Parent Company or through net cash provided by operating activities. See further discussion of Parent Company Liquidity below.

The Company has two types of debt reported on its balance sheet: non-recourse and recourse debt. Non-recourse debt is used to fund investments and capital expenditures for construction and acquisition of our electric power plants, wind projects and distribution facilities at our subsidiaries. Non-recourse debt is generally secured by the capital stock, physical assets, contracts and cash flows of the related subsidiary. The default risk is limited to the respective business and is without recourse to the Parent Company and other subsidiaries. Recourse debt is direct borrowings by the Parent Company and is used to fund development, construction or acquisitions, including funding for equity investments or to provide loans to the Parent Company’s subsidiaries or affiliates. This Parent Company debt is with recourse to the Parent Company and is structurally subordinated to the debt of the Parent Company’s subsidiaries or affiliates, except to the extent such subsidiaries or affiliates guarantee the Parent Company’s debt.

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

Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. While the Company believes that this represents an economic hedge, the Company is required to mark-to-market all of these interest rate swaps and other derivatives. Presently, the Parent Company’s only exposure to variable interest rate debt relates to indebtedness under its senior secured credit facility. On a consolidated basis, of the Company’s $20.0 billion of total debt outstanding as of September 30, 2010, approximately $4.9 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.

In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2010, the Parent Company had provided outstanding financial and performance-

related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $432 million in aggregate (excluding investment commitments and those collateralized by letters of credit and other obligations discussed below).

As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2010, we had $121 million in letters of credit outstanding, which operate to guarantee performance relating to certain project development activities and business operations. These letters of credit were provided under the senior secured credit facility. During the nine months ended September 30, 2010, the Company paid letter of credit fees ranging from 3.19% to 3.75% per annum on the outstanding amounts.

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

As of September 30, 2010, the Company had approximately $335 million of trade accounts receivable related to some of its generation businesses in Latin America classified as other long-term assets. These consist primarily of trade accounts receivable that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2011, or one year past the balance sheet date. All payments are being received as scheduled and the Company expects all of these receivables to be fully collectible. Additionally, the current portion of these trade accounts receivable was $98 million at September 30, 2010.

Consolidated Cash Flows.    During the nine months ended September 30, 2010, cash and cash equivalents increased $1.1 billion to $2.8 billion. The increase in cash and cash equivalents was due to $2.4 billion of cash provided by operating activities, $1.3 billion of cash used for investing activities, $22 million of cash provided by financing activities and the unfavorable effect of foreign currency exchange rates on cash of $21 million.

Operating Activities

Net cash provided by operating activities increased $535 million to $2.4 billion during the nine months ended September 30, 2010 compared to $1.9 billion during the nine months ended September 30, 2009. This net increase was mainly the result of the following:

•

an increase of $483 million at our Latin American Utilities businesses primarily due to higher gross margin and higher payments in 2009 for the settlement of contingencies and payments made during the first quarter of 2009 on swap agreements made by two of our subsidiaries in Brazil; and

•

an increase of $96 million at our Latin American Generation businesses due to improved accounts receivable collections at certain businesses compared to the prior year combined with higher gross margin.

Investing Activities

Net cash used for investing activities increased $303 million to $1.3 billion during the nine months ended September 30, 2010 compared to net cash used of $1.0 billion during the nine months ended September 30, 2009. This net increase was primarily due to the following:

•

an increase in the purchase of short-term investments of $1.8 billion for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to the investment of cash proceeds from debt issuances at our Brazilian subsidiaries and the purchase of time deposits at Gener in 2010. Purchases were offset by an increase in sales of short-term investments of $1.3 billion mainly due to the use of proceeds from investments for the repayment of debt instruments and dividend distributions at our Brazilian subsidiaries and the sales of time deposits at Gener.

•

an increase of $354 million in funding requirements for restricted cash balances for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. During 2010 $82 million of funds were transferred to restricted cash balances while during 2009 $272 million was transferred out of restricted cash.

•

an increase of $237 million in acquisitions, net of cash acquired, primarily due to $137 million related to the acquisition of Ballylumford in Ireland, $65 million related to the purchase of three wind development pipelines in the UK and Poland, and $35 million at AES China Hydro related to the acquisition of Jianghe Rural Hydropower (JHRH); partially offset by

•

an increase of $367 million in proceeds from the sale of businesses primarily due to proceeds of $170 million related to the sale in August 2010 of Barka in Oman, the final settlement proceeds of $99 million received in January 2010 from the termination of a management agreement with Kazakhmys in Kazakhstan related to Ekibastuz and Maikuben which were sold in May 2008, and the net proceeds from the sale of Lal Pir and Pak Gen in Pakistan in June 2010 of $100 million;

•	a decrease of $237 million in capital expenditures to $1.5 billion primarily due to an overall decrease in expenditures of $267 million for our Wind generation projects; and

•

an increase of $132 million in proceeds related to the repayment of the loan receivable from a wind development project in Brazil. There were no proceeds from loan repayments for the nine months ended September 30, 2009.

Financing Activities

Net cash provided by financing activities decreased $221 million to $22 million during the nine months ended September 30, 2010 compared to $243 million during the nine months ended September 30, 2009. This net decrease was primarily due to the following:

•

a $1.3 billion increase in repayments of recourse and non-recourse debt, predominately due to increases of $754 million at our Brazilian businesses, $466 million of recourse debt at the Parent Company, $57 million at Masinloc in the Philippines, $44 million at Eastern Energy, $35 million at our European Wind generation businesses, $31 million at Chigen, $28 million at Puerto Rico, partially offset by a $132 million decrease at IPALCO;

•

a decrease of $195 million from issuances of recourse and non-recourse debt primarily due to decreases of $503 million of recourse debt at the Parent Company, $189 million at Gener, $158 million at Armenia Mountain, $122 million at IPALCO, $172 million at our European Wind businesses and $104 million at Sonel, partially offset by increases of $946 million at our Brazilian businesses and $103 million at Angamos in Chile;

•

a $390 million increase in distributions to noncontrolling interests, primarily due to $211 million at our Brazilian businesses, $85 million related to distributions in connection with the sale of Lal Pir, Pak Gen, and Barka and $69 million at Armenia Mountain; and

•	a $75 million decrease in contributions from noncontrolling interests primarily due to a reduction of contributions at Gener. Those decreases were partially offset by

•	a $1.6 billion issuance of common stock, net of transaction costs;

•

a $170 million increase in net borrowings under revolving credit facilities to $74 million for the nine months ended September 30, 2010 compared to net repayments under revolving credit facilities of $96 million for the nine months ended September 30, 2009. The increase was primarily due to decreases in repayments of $136 million at Lal Pir and Pak Gen, $18 million at Caess in El Salvador and $13 million at IPALCO.

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

The Company defines Parent Company Liquidity as cash available to the Parent Company and qualified holding companies plus available borrowings under existing credit facilities. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, “cash and cash equivalents” at September 30, 2010 and December 31, 2009 as follows:

Parent Company Liquidity	September 30, 2010	December 31, 2009
	(in millions)
Consolidated cash and cash equivalents	$2,848	$1,782
Less: Cash and cash equivalents at subsidiaries	(1,430)	(1,105)

Parent and qualified holding companies cash and cash equivalents	1,418	677

Commitments under Parent credit facilities	800	785
Less: Borrowings and letters of credit under the credit facilities	(121)	(204)

Borrowings available under Parent credit facilities	679	581

Total Parent Company Liquidity	$2,097	$1,258

The following table summarizes our Parent Company contingent contractual obligations as of September 30, 2010:

Contingent contractual obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$432	26	< $1 - $63
Letters of credit under the senior secured credit facility	121	32	< $1 - $54

Total	$553	58

As of September 30, 2010, the Company had $108 million of commitments to invest in subsidiaries under construction and to purchase related equipment, excluding $64 million of such obligations already included in the letters of credit discussed above. The Company expects to fund these net investment commitments over time according to the following schedule: $79 million in 2010 and $29 million in 2011. The exact payment schedules will be dictated by the construction milestones. We expect to fund these commitments from a combination of current liquidity and internally generated Parent Company cash flow.

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

As of September 30, 2010, we were in compliance with these covenants at the Parent Company level.

Recourse Debt

On May 17, 2010, the Company closed the redemption of $400 million aggregate principal of its 8.75% Second Priority Senior Secured Notes due 2013 (“the 2013 Notes”). The 2013 Notes were redeemed on a pro rata basis at a redemption price equal to 101.458% of the principal amount redeemed. The Company recognized a pre-tax loss on the redemption of the 2013 Notes of $9 million for the nine months ended September 30, 2010, which is included in “Other expense” in the accompanying condensed consolidated statement of operations. The total outstanding principal amount of the 2013 Notes remaining at September 30, 2010 was $290 million.

On October 8, 2010, the Company completed the redemption of the remaining $290 million principal of the 2013 Notes at a price equal to 101.458% of the principal amount redeemed, plus accrued interest.

Debt Covenants and Defaults

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying condensed consolidated balance sheets amounts to $1.6 billion. The portion of current debt related to such defaults was $674 million at September 30, 2010, all of which was non-recourse debt related to five subsidiaries — Sonel, St. Nikola, Gener — Electrica Santiago, Kelanitissa and Aixi.

None of the subsidiaries that are currently in default are subsidiaries that currently meet the applicable definition of materiality in AES’s corporate debt agreements in order for such defaults to trigger an event of default or permit acceleration under such indebtedness. At September 30, 2010, none of our subsidiaries that are currently in default met the definition of material subsidiary under our recourse senior secured credit facility or other debt agreements. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES Parent Company’s outstanding debt securities.

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

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the nine months ended September 30, 2010. The only significant change to our critical accounting policies and estimates is the adoption of accounting guidance for the consolidation of variable interest entities effective January 1, 2010. See further discussion of the Company’s policy in Item 1. — Financial Statements — Note 1 — Financial Statement Presentation in this Form 10-Q.

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

AES businesses will see variance in margin performance as global commodity prices shift. For the remainder of 2010, we project pre-tax earnings exposure of approximately $10 million for a $10/barrel move in oil, $10 million for $1/MMBTU move in natural gas and $5 million for a $10/ton shift in coal prices. These estimates exclude correlation. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal prices if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed.

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

During the three months ended September 30, 2010, we entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. Given a 10% U.S. Dollar appreciation, pre-tax earnings attributable to foreign subsidiaries exposed to movements in the exchange rates of the Brazilian Real and Euro (the earnings attributable to subsidiaries exposed to Cameroonian Franc movements are included under Euro due to the fixed exchange rate of the Cameroonian Franc to the Euro) relative to the

U.S. Dollar are projected to be $5 million and $5 million, respectively, for the remainder of 2010. Total AES pre-tax earnings for the remainder of 2010 would be reduced by approximately $10 million on a correlated basis. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to exposed pre-tax earnings for the remainder of 2010 coming from subsidiaries where the local currency is either not the U.S. Dollar or is not exhibiting the characteristics of a peg or managed float relative to the U.S. Dollar, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses and the correlation effect is based on historical foreign exchange rate movement over a period equal in length to the period over which the simulated move occurs. These sensitivities may change in the future as new hedges are executed or existing hedges unwind. Additionally, updates to the forecasted pre-tax earnings exposed to foreign exchange risk may result in further modification.

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

As of September 30, 2010, the portfolio’s pre-tax earnings exposure for the remainder of 2010 (adjusted to reflect non-controlling interests) to a one-time 100 basis point increase in Argentine Peso, Brazilian Real, British Pound, Colombian Peso, Euro, Philippine Peso, Ukraine Hryvnia and U.S. Dollar interest rates is approximately $5 million. The debt denominated in these currencies together account for more than 99% of the portfolio’s floating-rate debt, which is primarily non-recourse financing. The numbers do not take into account the historical correlation between these interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in certain claims, suits and legal proceedings in the normal course of business, some of which are described in Note 8 — Contingencies and Commitments of the condensed consolidated financial statements included in Item 1. — Financial Statements of this Form 10-Q. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2010. See Note 8 — Contingencies and Commitments of the condensed consolidated financial statements included in Item 1. — Financial Statements, of this Form 10-Q for additional information regarding these claims and proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2009 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding purchases made by The AES Corporation of its common stock:

Repurchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Repurchased as Part of a Publicly Announced Repurchase Plan (1)	Dollar Value of Maximum Number of Shares To Be Purchased Under the Plan (1)
7/1/10 - 7/31/10	1,541,480	$10.00	1,541,480	$484,591,828
8/1/10 - 8/31/10	-	$-	-	$484,591,828
9/1/10 - 9/30/10	-	$-	-	$484,591,828

Total	1,541,480	$10.00	1,541,480

(1)

On July 7, 2010, the Company announced that the Board of Directors approved a stock repurchase program under which the Company may repurchase up to $500 million of AES common stock. The Board authorization permits the Company to repurchase stock until December 31, 2010 through a variety of methods, including open market repurchases and/or privately negotiated transactions. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

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

THE AES CORPORATION (Registrant)

Date: November 3, 2010	By:	/s/ VICTORIA D. HARKER
		Name:	Victoria D. Harker
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MARY E. WOOD
		Name:	Mary E. Wood
		Title:	Vice President and Controller (Principal Accounting Officer)