Form 10-Q
period 2011-06-30
AES CORP
filed 2011-08-05
CIK 874761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on July 29, 2011 was 782,403,030.

THE AES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Revenue:
Regulated	$2,483	$2,213	$4,896	$4,454
Non-Regulated	2,061	1,710	3,912	3,389

Total revenue	4,544	3,923	8,808	7,843

Cost of Sales:
Regulated	(1,905)	(1,641)	(3,728)	(3,307)
Non-Regulated	(1,620)	(1,280)	(3,045)	(2,573)

Total cost of sales	(3,525)	(2,921)	(6,773)	(5,880)

Gross margin	1,019	1,002	2,035	1,963

General and administrative expenses	(97)	(101)	(192)	(181)
Interest expense	(396)	(389)	(747)	(770)
Interest income	97	101	192	209
Other expense	(38)	(48)	(55)	(60)
Other income	34	68	50	77
Gain on sale of investments	1	-	7	-
Asset impairment expense	(33)	(1)	(33)	(1)
Foreign currency transaction gains (losses) on net monetary position	38	(71)	71	(122)
Other non-operating expense	-	(5)	-	(5)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	625	556	1,328	1,110
Income tax expense	(178)	(261)	(396)	(447)
Net equity in earnings of affiliates	(3)	134	7	147

INCOME FROM CONTINUING OPERATIONS	444	429	939	810
Income (loss) from operations of discontinued businesses, net of income tax (benefit) expense of $(7), $(6), $(13) and $5, respectively	(17)	9	(29)	43
Gain from disposal of discontinued businesses, net of income tax (benefit) expense of $0, $0, $0 and $0, respectively	-	(9)	-	(22)

NET INCOME	427	429	910	831
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(253)	(277)	(512)	(488)
Less: Income from discontinued operations attributable to noncontrolling interests	-	(8)	-	(12)

Total net income attributable to noncontrolling interests	(253)	(285)	(512)	(500)

NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$174	$144	$398	$331

BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.24	$0.19	$0.55	$0.43
Discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.02)	(0.01)	(0.04)	0.01

NET INCOME ATTRIBUTABLE TO THE AES CORPORATION
COMMON STOCKHOLDERS	$0.22	$0.18	$0.51	$0.44

DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.24	$0.19	$0.54	$0.43
Discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.02)	(0.01)	(0.04)	0.01

NET INCOME ATTRIBUTABLE TO THE AES CORPORATION
COMMON STOCKHOLDERS	$0.22	$0.18	$0.50	$0.44

AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION
COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$191	$152	$427	$322
Discontinued operations, net of tax	(17)	(8)	(29)	9

Net income	$174	$144	$398	$331

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(in millions, except share and per share data)
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,624	$2,552
Restricted cash	530	502
Short-term investments	1,231	1,730
Accounts receivable, net of allowance for doubtful accounts of $348 and $307, respectively	2,614	2,316
Inventory	654	562
Receivable from affiliates	25	27
Deferred income taxes — current	298	306
Prepaid expenses	180	225
Other current assets	855	1,056
Current assets of discontinued and held for sale businesses	162	170

Total current assets	10,173	9,446

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	1,184	1,126
Electric generation, distribution assets and other	31,265	28,172
Accumulated depreciation	(9,727)	(9,145)
Construction in progress	2,825	4,459

Property, plant and equipment, net	25,547	24,612

Other Assets:
Investments in and advances to affiliates	1,542	1,320
Debt service reserves and other deposits	797	653
Goodwill	1,267	1,271
Other intangible assets, net of accumulated amortization of $172 and $157, respectively	527	511
Deferred income taxes — noncurrent	661	646
Other	2,057	1,964
Noncurrent assets of discontinued and held for sale businesses	64	88

Total other assets	6,915	6,453

TOTAL ASSETS	$42,635	$40,511

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,892	$2,053
Accrued interest	286	257
Accrued and other liabilities	2,452	2,662
Non-recourse debt — current, including $1,203 and $1,150, respectively, related to variable interest entities	2,320	2,567
Recourse debt — current	11	463
Current liabilities of discontinued and held for sale businesses	232	63

Total current liabilities	7,193	8,065

LONG-TERM LIABILITIES
Non-recourse debt — noncurrent, including $2,245 and $2,199, respectively, related to variable interest entities	12,922	12,372
Recourse debt — noncurrent	6,182	4,149
Deferred income taxes — noncurrent	891	895
Pension and other post-retirement liabilities	1,549	1,512
Other long-term liabilities	2,938	2,814
Long-term liabilities of discontinued and held for sale businesses	63	231

Total long-term liabilities	24,545	21,973

Contingencies and Commitments (see Note 9)
Cumulative preferred stock of subsidiary	60	60
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 806,836,014 issued and 782,273,322 outstanding at June 30, 2011 and 804,894,313 issued and 787,607,240 outstanding at December 31, 2010	8	8
Additional paid-in capital	8,471	8,444
Retained earnings	1,018	620
Accumulated other comprehensive loss	(2,278)	(2,383)
Treasury stock, at cost (24,562,692 shares at June 30, 2011 and 17,287,073 shares at December 31, 2010, respectively)	(308)	(216)

Total The AES Corporation stockholders’ equity	6,911	6,473
NONCONTROLLING INTERESTS	3,926	3,940

Total equity	10,837	10,413

TOTAL LIABILITIES AND EQUITY	$42,635	$40,511

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in millions)
OPERATING ACTIVITIES:
Net income	$910	$831
Adjustments to net income:
Depreciation and amortization	622	584
Loss from sale of investments and impairment expense	37	18
Loss on disposal and impairment write-down — discontinued operations	-	18
Provision for deferred taxes	28	117
Contingencies	46	72
Loss on the extinguishment of debt	15	9
Undistributed gain from sale of equity method investment	-	(115)
Other	(89)	(42)
Changes in operating assets and liabilities:
Increase in accounts receivable	(182)	(69)
Increase in inventory	(88)	(1)
Decrease in prepaid expenses and other current assets	152	169
Increase in other assets	(43)	(51)
Decrease in accounts payable and accrued liabilities	(254)	(91)
Decrease in income taxes and other income tax payables, net	(152)	(90)
Increase in other liabilities	178	56

Net cash provided by operating activities	1,180	1,415

INVESTING ACTIVITIES:
Capital expenditures	(1,019)	(1,002)
Acquisitions — net of cash acquired	(157)	(100)
Proceeds from the sale of businesses	8	198
Proceeds from the sale of assets	22	2
Sale of short-term investments	3,065	3,139
Purchase of short-term investments	(2,493)	(3,255)
Increase in restricted cash	(16)	(74)
Increase in debt service reserves and other assets	(92)	(9)
Affiliate advances and equity investments	(60)	(27)
Proceeds from loan repayments	-	132
Other investing	(15)	41

Net cash used in investing activities	(757)	(955)

FINANCING ACTIVITIES:
Issuance of common stock	-	1,569
Borrowings under the revolving credit facilities, net	125	88
Issuance of recourse debt	2,050	-
Issuance of non-recourse debt	574	1,343
Repayments of recourse debt	(471)	(406)
Repayments of non-recourse debt	(768)	(1,297)
Payments for financing fees	(74)	(29)
Distributions to noncontrolling interests	(714)	(542)
Financed capital expenditures	(6)	(17)
Purchase of treasury stock	(98)	-
Other financing	2	(17)

Net cash provided by financing activities	620	692
Effect of exchange rate changes on cash	29	(44)

Total increase in cash and cash equivalents	1,072	1,108
Cash and cash equivalents, beginning	2,552	1,780

Cash and cash equivalents, ending	$3,624	$2,888

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$734	$764
Cash payments for income taxes, net of refunds	$506	$429

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	THE AES CORPORATION STOCKHOLDERS					Noncontrolling Interests	Consolidated Comprehensive Income
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	(in millions)
Balance at January 1, 2011	$8	$(216)	$8,444	$620	$(2,383)	$3,940
Net income	-	-	-	398	-	512	$910
Change in fair value of available-for-sale securities, net of income tax	-	-	-	-	(2)	-	(2)
Foreign currency translation adjustment, net of income tax	-	-	-	-	118	144	262
Change in unfunded pensions obligation, net of income tax	-	-	-	-	2	5	7
Change in derivative fair value, including a reclassification to earnings, net of income tax	-	-	-	-	(13)	3	(10)

Other comprehensive income							257

Total comprehensive income							$1,167

Capital contributions from noncontrolling interests	-	-	-	-	-	3
Distributions to noncontrolling interests	-	-	-	-	-	(679)
Disposition of businesses	-	-	-	-	-	(2)
Acquisition of treasury stock	-	(98)	-	-	-	-
Issuance of common stock under benefit plans and exercise of stock options and warrants, net of income tax	-	6	13	-	-	-
Stock compensation	-	-	14	-	-	-

Balance at June 30, 2011	$8	$(308)	$8,471	$1,018	$(2,278)	$3,926

	THE AES CORPORATION STOCKHOLDERS
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Consolidated Comprehensive Income

	(in millions)
Balance at January 1, 2010	$7	$(126)	$6,868	$650	$(2,724)	$4,205
Net income	-	-	-	331	-	500	$831
Change in fair value of available-for-sale securities, net of income tax	-	-	-	-	(6)	-	(6)
Foreign currency translation adjustment, net of income tax	-	-	-	-	302	(68)	234
Change in unfunded pensions obligation, net of income tax	-	-	-	-	2	3	5
Change in derivative fair value, including a reclassification to earnings, net of income tax	-	-	-	-	(138)	(31)	(169)

Other comprehensive income							64

Total comprehensive income							$895

Cumulative effect of consolidation of entities under variable interest entity accounting guidance	-	-	-	(47)	(38)	15
Cumulative effect of deconsolidation of entities under variable interest entity accounting guidance	-	-	-	1	-	-
Capital contributions from noncontrolling interests	-	-	-	-	-	3
Distributions to noncontrolling interests	-	-	-	-	-	(646)
Disposition of businesses	-	-	-	-	-	(14)
Issuance of common stock	1	-	1,566	-	-	-
Issuance of common stock under benefit plans and exercise of stock options and warrants, net of income tax	-	8	9	-	-	-
Stock compensation	-	-	14	-	-	-
Changes in the carrying amount of redeemable stock of subsidiaries	-	-	-	7	-	-

Balance at June 30, 2010	$8	$(118)	$8,457	$942	$(2,602)	$3,967

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

1. FINANCIAL STATEMENT PRESENTATION

The prior period condensed consolidated financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been reclassified to reflect the businesses held for sale and discontinued operations as discussed in Note 15 — Discontinued Operations and Held for Sale Businesses.

On June 1, 2011, The AES Corporation filed a Current Report on Form 8-K (“June 2011 Form 8-K”) to recast previously filed financial statements included in the Company’s Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) to reclassify certain businesses held for sale as discussed in Note 15 —Discontinued Operations and Held for Sale Businesses. The revisions to the 2010 Form 10-K were limited to the Company’s Business Overview, Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes contained in Items 1, 6, 7 and 8, respectively. All other information in the 2010 Form 10-K remains unchanged.

Consolidation

In this Quarterly Report the terms “AES”, “the Company”, “us” or “we” refer to the consolidated entity including its subsidiaries and affiliates. The terms “The AES Corporation”, “the Parent” or “the Parent Company” refer only to the publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, variable interest entities (“VIEs”) in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.

AES Thames, LLC (“Thames”), a 208 MW coal–fired plant in Connecticut, filed petitions for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court on February 1, 2011. Effective that date, the Company lost control of the business and is no longer able to exercise significant influence over its operating and financial policies. In accordance with the accounting guidance on consolidations, Thames was deconsolidated in February 2011 and is now accounted for as a cost method investment. Thames had total assets and total liabilities of $158 million and $170 million, respectively, on February 1, 2011. The deconsolidation resulted in a gain of $12 million, which was deferred pending the completion of the bankruptcy proceedings.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in equity and cash flows. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2010 audited consolidated financial statements and notes thereto, which are included in the June 2011 Form 8-K.

Change in Estimate

On January 1, 2011, the Company changed its estimates related to depreciation on property, plant and equipment at its Brazilian concessionary utility and generation businesses. Based on recent information received from regulators, the depreciation rates and salvage values for its concession assets were adjusted on a prospective basis to reflect a remuneration basis, which equates to the reimbursement expected by the Company at the end of the respective concession periods. For the three months ended June 30, 2011, the impact to the condensed consolidated statement of operations was an increase in depreciation expense of $18 million and a decrease in net income attributable to The AES Corporation of $5 million, or $0.01 per share. For the six months ended June 30, 2011, the impact to the condensed consolidated statement of operations was an increase in depreciation expense of $35 million and a decrease in net income attributable to The AES Corporation of $9 million, or $0.01 per share.

New Accounting Policies Adopted

Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements”

In October 2009, the FASB issued ASU No. 2009-13, which amended the accounting guidance related to revenue recognition. The amended guidance provides primarily two changes to the prior guidance for multiple-element revenue arrangements. The first eliminated the requirement that there be “objective and reliable evidence” of fair value for any undelivered items in order for a delivered item to be treated as a separate unit of accounting. The second required that the consideration from multiple-element revenue arrangements be allocated to all the deliverables based on their relative selling price at the inception of the arrangement. AES adopted the standard on January 1, 2011. AES elected prospective adoption and applied the revised guidance to all revenue arrangements entered into or materially modified after the date of adoption. The adoption of ASU No. 2009-13 did not have a material impact on the financial position and results of operations of AES and is not expected to have a material impact in future periods.

ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350), “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”

In December 2010, the FASB issued ASU No. 2010-28, which amended the accounting guidance related to goodwill. The amendment modified Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step Two because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company adopted ASU No. 2010-28 on January 1, 2011. The adoption did not have any impact on the Company as none of its reporting units with goodwill has a zero or negative carrying amount.

Accounting Pronouncements Issued But Not Yet Effective

As of June 30, 2011, the following accounting standards have been issued, but are not yet effective for, and have not been adopted by AES.

ASU No. 2011-2, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”

In April 2011, the FASB issued ASU No. 2011-2, which provides additional guidance and clarification to help creditors determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.

ASU No. 2011-2 is effective for the first interim or annual period beginning on or after June 15, 2011, or July 1, 2011 for AES. The adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ASU No. 2011-4, Fair Value Measurements (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”

In May 2011, the FASB issued ASU No. 2011-4, which among other requirements, prohibits the use of the block discount factor for all fair value level hierarchies; permits an entity to measure the fair value of its financial instruments on a net basis when the related market risks are managed on a net basis; states the highest and best use concept is no longer relevant in the measurement of financial assets and liabilities; clarifies that a reporting entity should disclose quantitative information about the unobservable inputs used in Level 3 measurements and that the application of premiums and discounts is related to the unit of account for the asset or liability being measured at fair value; and requires expanded disclosures to describe the valuation process used for Level 3 measurements and the sensitivity of Level 3 measurements to changes in unobservable inputs. In addition, entities are required to disclose the hierarchy level for items which are not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed. ASU No. 2011-4 is effective for the first interim or annual period beginning on or after December 15, 2011, or January 1, 2012 for AES. The adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVENTORY

The following table summarizes the Company’s inventory balances as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in millions)
Coal, fuel oil and other raw materials	$351	$276
Spare parts and supplies	303	286

Total	$654	$562

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

The following table summarizes the carrying amount and fair value of certain of the Company’s financial assets and liabilities as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets
Marketable securities	$1,271	$1,271	$1,772	$1,772
Derivatives	155	155	124	124

Total assets	$1,426	$1,426	$1,896	$1,896

Liabilities
Debt	$21,435	$22,179	$19,551	$20,137
Derivatives	440	440	423	423

Total liabilities	$21,875	$22,619	$19,974	$20,560

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

Investments

The Company’s investments measured at fair value generally consist of marketable debt and equity securities. Equity securities are measured at fair value using quoted market prices. Debt securities primarily consist of unsecured debentures, certificates of deposit and government debt securities held by our Brazilian subsidiaries. Returns and pricing on these instruments are generally indexed to the CDI (Brazilian equivalent to London Inter-Bank Offered Rate, or LIBOR, a benchmark interest rate widely used by banks in the interbank lending market) or Selic (overnight borrowing rate) rates in Brazil. Fair value is determined from comparisons to market data obtained for similar assets and are considered Level 2 in the fair value hierarchy. For more detail regarding the fair value of investments see Note 4 — Investments in Marketable Securities.

Derivatives

When deemed appropriate, the Company manages its risk from interest and foreign currency exchange rate and commodity price fluctuations through the use of over-the-counter financial and physical derivative instruments. The derivatives are primarily interest rate swaps to hedge non-recourse debt to establish a fixed rate on variable rate debt, foreign exchange instruments to hedge against currency fluctuations, commodity derivatives to hedge against commodity price fluctuations and embedded derivatives associated with commodity contracts. The Company’s subsidiaries are counterparties to various over-the-counter derivatives, which include interest rate swaps and options, foreign currency options and forwards and commodity swaps. In addition, the Company’s subsidiaries are counterparties to certain power purchase agreements (“PPAs”) and fuel supply agreements that are derivatives or include embedded derivatives.

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

For nonrecurring measurements derived using the cost approach, fair value is typically determined using the replacement cost approach. Under this approach, the depreciated replacement cost of assets is determined by first determining the current replacement cost of assets and then applying the remaining useful life percentages to such cost. Further adjustments for economic and functional obsolescence are made to the depreciated replacement cost. This approach involves a considerable amount of judgment which is why its use is limited to the measurement of a few long-lived tangible assets. Like the market approach, this approach is also used to corroborate the fair value determined under the income approach. For the six months ended June 30, 2011, the Company did not measure any nonfinancial assets under the cost approach.

Fair Value Considerations:

In determining fair value, the Company considers the source of observable market data inputs, liquidity of the instrument, the credit risk of the counterparty and the risk of the Company’s or its counterparty’s nonperformance. The conditions and criteria used to assess these factors are:

Sources of market assumptions

The Company derives most of its market assumptions from market efficient data sources (e.g., Bloomberg and Platt’s). To determine fair value, where market data is not readily available, management uses comparable market sources and empirical evidence to develop its own estimates of market assumptions.

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

Nonperformance risk on the investments held by the Company is incorporated in the fair value derived from quoted market data to mark the investments to fair value.

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

Recurring Measurements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of the fair value of the assets and liabilities and their placement within the fair value hierarchy levels.

	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total June 30, 2011
	(in millions)
Assets
Available-for-sale securities	$2	$1,217	$40	$1,259
Trading securities	12	-	-	12
Derivatives	-	72	83	155

Total assets	$14	$1,289	$123	$1,426

Liabilities
Derivatives	$-	$367	$73	$440

Total liabilities	$-	$367	$73	$440

	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2010
	(in millions)
Assets
Available-for-sale securities	$8	$1,712	$42	$1,762
Trading securities	10	-	-	10
Derivatives	-	63	61	124

Total assets	$18	$1,775	$103	$1,896

Liabilities
Derivatives	$-	$411	$12	$423

Total liabilities	$-	$411	$12	$423

The following tables present a reconciliation of derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010 (presented net by type of derivative):

	Three Months Ended June 30, 2011
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at April 1	$(7)	$5	$23	$24	$45
Total gains (losses) (realized and unrealized):
Included in earnings (1)	-	(2)	18	(16)	-
Included in other comprehensive income	(12)	8	-	-	(4)
Included in regulatory assets	-	-	-	7	7
Settlements	1	4	(1)	-	4
Transfers of assets (liabilities) into Level 3 (2)	(58)	-	-	-	(58)
Transfers of (assets) liabilities out of Level 3 (2)	16	-	(2)	2	16

Balance at June 30	$(60)	$15	$38	$17	$10

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$-	$(2)	$15	$(7)	$6

	Three Months Ended June 30, 2010
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at April 1	$(18)	$(7)	$(1)	$19	$(7)
Total gains (losses) (realized and unrealized):
Included in earnings (1)	1	(1)	22	1	23
Included in other comprehensive income	(12)	(28)	-	-	(40)
Included in regulatory assets	(2)	-	-	4	2
Settlements	2	2	-	(5)	(1)
Transfers of assets (liabilities) into Level 3 (2)	(209)	-	(3)	-	(212)
Transfers of (assets) liabilities out of Level 3 (2)	12	-	-	-	12

Balance at June 30	$(226)	$(34)	$18	$19	$(223)

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$(1)	$(1)	$20	$(6)	$12

	Six Months Ended June 30, 2011
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at January 1	$(1)	$10	$22	$18	$49
Total gains (losses) (realized and unrealized):
Included in earnings (1)	-	-	18	(7)	11
Included in other comprehensive income	(1)	-	-	-	(1)
Included in regulatory assets	-	-	-	6	6
Settlements	-	5	(2)	-	3
Transfers of assets (liabilities) into Level 3 (2)	(58)	-	-	-	(58)
Transfers of (assets) liabilities out of Level 3 (2)	-	-	-	-	-

Balance at June 30	$(60)	$15	$38	$17	$10

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$-	$-	$15	$(1)	$14

	Six Months Ended June 30, 2010
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at January 1	$(12)	$(12)	$-	$24	$-
Total gains (losses) (realized and unrealized):
Included in earnings(1)	-	5	22	4	31
Included in other comprehensive income	(12)	(30)	-	-	(42)
Included in regulatory assets	(2)	-	-	3	1
Settlements	3	3	-	(12)	(6)
Transfers of assets (liabilities) into Level 3 (2)	(214)	-	(4)	-	(218)
Transfers of (assets) liabilities out of Level 3 (2)	11	-	-	-	11

Balance at June 30	$(226)	$(34)	$18	$19	$(223)

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$(1)	$5	$20	$(10)	$14

(1)

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

(2)

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

The following table presents a reconciliation of available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Balance at beginning of period(1)	$40	$42	$42	$42
Settlements	-	-	(2)	-

Balance at June 30	$40	$42	$40	$42

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$-	$-	$-	$-

(1)

Available-for-sale securities in Level 3 are auction rate securities and variable rate demand notes which have failed remarketing or are not actively trading and for which there are no longer adequate observable inputs available to measure the fair value.

Long-lived Assets Held and Used

The Company has continued to evaluate the recoverability of our long-lived assets at Kelanitissa, our diesel-fired plant in Sri Lanka. During the quarter, the Company determined the long-lived assets at Kelanitissa were impaired. The long-lived assets with a carrying amount of $66 million were written down to their estimated fair value of $33 million based on a discounted cash flow analysis. This resulted in the recognition of asset impairment expense of $33 million for the three months ended June 30, 2011, see Note 14 — Impairments for further information.

4. INVESTMENTS IN MARKETABLE SECURITIES

The following table sets forth the Company’s investments in marketable debt and equity securities as of June 30, 2011 and December 31, 2010 by security class and by level within the fair value hierarchy. The security classes are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities.

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
AVAILABLE-FOR-SALE:(1)
Debt securities:
Unsecured debentures(2)	$-	$566	$-	$566	$-	$727	$-	$727
Certificates of deposit(2)	-	537	-	537	-	877	-	877
Government debt securities	-	46	-	46	-	47	-	47
Other debt securities	-	-	40	40	-	-	42	42

Subtotal	-	1,149	40	1,189	-	1,651	42	1,693
Equity securities:
Mutual funds	-	68	-	68	1	61	-	62
Common stock	2	-	-	2	7	-	-	7

Subtotal	2	68	-	70	8	61	-	69

Total available-for-sale	2	1,217	40	1,259	8	1,712	42	$1,762

TRADING:
Equity securities:
Mutual funds	12	-	-	12	10	-	-	10

Total trading	12	-	-	12	10	-	-	10

TOTAL	$14	$1,217	$40	$1,271	$18	$1,712	$42	$1,772

(1)

Cost/amortized cost approximated fair value at June 30, 2011 and December 31, 2010, with the exception of certain common stock investments with a cost basis and fair value of $4 million and $2 million, respectively, at June 30, 2011, and a cost basis and fair value of $6 million and $7 million, respectively, at December 31, 2010.

(2)

Unsecured debentures are instruments similar to certificates of deposit that are held primarily by our subsidiaries in Brazil. The unsecured debentures and certificates of deposit included here do not qualify as cash equivalents, but meet the definition of a security under the relevant guidance and are therefore classified as available-for-sale securities.

As of June 30, 2011, all available-for-sale debt securities had stated maturities within one year, with the exception of $40 million of variable rate demand notes held by IPL. These securities, classified as other debt securities in the table above, had stated maturities of greater than ten years.

The following table summarizes the pre-tax gains and losses related to available-for-sale and trading securities for the three and six months ended June 30, 2011 and 2010. Gains and losses on the sale of investments are determined using the specific identification method. For the three and six months ended June 30, 2011 and 2010, there were no realized losses on the sale of available-for-sale securities and no other-than-temporary impairment of marketable securities recognized in earnings or other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Gains included in earnings that relate to trading securities held at the reporting date	$-	$1	$1	$1
Unrealized losses on available-for-sale securities included in other comprehensive income	$(1)	$(3)	$(3)	$(10)
Proceeds from sales of available-for-sale securities	$1,867	$2,247	$3,124	$3,210
Gross realized gains on sales	$3	$1	$4	$1

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

Interest Rate Risk

AES and its subsidiaries utilize variable rate debt financing for construction projects and operations, resulting in an exposure to interest rate risk. Interest rate swap, cap and floor agreements are entered into to manage interest rate risk by effectively fixing or limiting the interest rate exposure on the underlying financing. These interest rate contracts range in maturity through 2030, and are typically designated as cash flow hedges. The following table sets forth, by underlying type of interest rate index, the Company’s current and maximum outstanding notional under its interest rate derivative instruments, the weighted average remaining term and the percentage of variable-rate debt hedged that is based on the related index as of June 30, 2011 regardless of whether the derivative instruments are in qualifying cash flow hedging relationships:

	June 30, 2011
	Current		Maximum(1)
Interest Rate Derivatives	Derivative Notional	Derivative Notional Translated to USD	Derivative Notional	Derivative Notional Translated to USD	Weighted Average Remaining Term(1)	% of Debt Currently Hedged by Index(2)
		(in millions)			(in years)
Libor (U.S. Dollar)	3,282	$3,282	3,609	$3,609	9	72%
Euribor (Euro)	1,074	1,558	1,074	1,558	13	65%
Libor (British Pound Sterling)	28	45	42	68	17	47%
Securities Industry and Financial
Markets Association Municipal
Swap Index (U.S. Dollar)	40	40	40	40	12	N/A (3)

(1)

The Company’s interest rate derivative instruments primarily include accreting and amortizing notionals. The maximum derivative notional represents the largest notional at any point between June 30, 2011 and the maturity of the derivative instrument, which includes forward starting derivative instruments. The weighted average remaining term represents the remaining tenor of our interest rate derivatives weighted by the corresponding maximum notional.
(2)	Excludes variable-rate debt tied to other indices where the Company has no interest rate derivatives.
(3)	The debt that was being hedged is no longer exposed to variable interest payments because it is now held on IPL’s behalf and no longer bears interest.

Cross currency swaps are utilized in certain instances to manage the risk related to fluctuations in both interest rates and certain foreign currencies. These cross currency contracts range in maturity through 2028. The following table sets forth, by type of foreign currency denomination, the Company’s outstanding notional amount under its cross currency derivative instruments as of June 30, 2011, which are all in qualifying cash flow hedge relationships. These swaps are amortizing and therefore the notional amount represents the maximum outstanding notional amount as of June 30, 2011:

	June 30, 2011
Cross Currency Swaps	Notional	Notional Translated to USD	Weighted Average Remaining Term(1)	% of Debt Currently Hedged by Index(2)
	(in millions)		(in years)
Chilean Unidad de Fomento (CLF)	6	$262	15	82%

(1)	Represents the remaining tenor of our cross currency swaps weighted by the corresponding notional.
(2)	Represents the proportion of foreign currency denominated debt hedged by the same foreign currency denominated notional of the cross currency swap.

Foreign Currency Risk

We are exposed to foreign currency risk as a result of our investments in foreign subsidiaries and affiliates. AES operates businesses in many foreign environments and such operations in foreign countries may be impacted by significant fluctuations in foreign currency exchange rates. Foreign currency options and forwards are utilized, where deemed appropriate, to manage the risk related to fluctuations in certain foreign currencies. These foreign currency contracts range in maturity through 2012. The following tables set forth, by type of foreign currency denomination, the Company’s outstanding notional amounts over the remaining terms of its foreign currency derivative instruments as of June 30, 2011 regardless of whether the derivative instruments are in qualifying hedging relationships:

	June 30, 2011
Foreign Currency Options	Notional	Notional Translated to USD(1)	Probability Adjusted Notional(2)	Weighted Average Remaining Term(3)
	(in millions)			(in years)
Brazilian Real (BRL)	268	$164	$52	<1
Euro (EUR)	40	57	27	<1

(1)	Represents contractual notionals at inception of trade.
(2)

Represents the gross notional amounts times the probability of exercising the option, which is based on the relationship of changes in the option value with respect to changes in the price of the underlying currency.

(3)	Represents the remaining tenor of our foreign currency options weighted by the corresponding notional.

	June 30, 2011
Foreign Currency Forwards	Notional	Notional Translated to USD	Weighted Average Remaining Term(1)
	(in millions)		(in years)
Chilean Peso (CLP)	87,779	$181	<1
Colombian Peso (COP)	137,110	75	<1
British Pound (GBP)	18	31	1
Argentine Peso (ARS)	90	20	1
Philippine Peso (PHP)	170	4	<1

(1)	Represents the remaining tenor of our foreign currency forwards weighted by the corresponding notional.

In addition, certain of our subsidiaries have entered into contracts which contain embedded derivatives that require separate valuation and accounting due to the fact that the item being purchased or sold is denominated in a currency other than the functional currency of that subsidiary or the currency of the item. These contracts range in maturity through 2025. The following table sets forth, by type of foreign currency denomination, the Company’s outstanding notional over the remaining terms of its foreign currency embedded derivative instruments as of June 30, 2011:

	June 30, 2011
Embedded Foreign Currency Derivatives	Notional	Notional Translated to USD	Weighted Average Remaining Term(1)
	(in millions)		(in years)
Philippine Peso (PHP)	18,048	$416	3
Kazakhstani Tenge (KZT)	31,358	215	9
Argentine Peso (ARS)	795	193	11
Hungarian Forint (HUF)	17,819	97	1
Euro (EUR)	22	32	2
Brazilian Real (BRL)	8	5	1
Cameroon Franc (XAF)	352	1	2

(1)	Represents the remaining tenor of our foreign currency embedded derivatives weighted by the corresponding notional.

Commodity Price Risk

We are exposed to the impact of market fluctuations in the price of electricity, fuel and environmental credits. Although we primarily consist of businesses with long-term contracts or retail sales concessions (which provide our distribution businesses with a franchise to serve a specific geographic region), a portion of our current and expected future revenues are derived from businesses without significant long-term purchase or sales contracts. These businesses subject our results of operations to the volatility of prices for electricity, fuel and environmental credits in competitive markets. We have used a hedging strategy, where appropriate, to hedge our financial performance against the effects of fluctuations in energy commodity prices. The implementation of this strategy can involve the use of PPAs, fuel supply agreements, commodity forward contracts, futures, swaps and options. Some of our businesses hedge certain aspects of their commodity risks using financial hedging instruments.

The PPAs and fuel supply agreements entered into by the Company are evaluated to determine if they meet the definition of a derivative or contain embedded derivatives, either of which requires separate valuation and accounting. To be a derivative under the accounting standards for derivatives and hedging, an agreement would need to have a notional and an underlying, require little or no initial net investment and could be net settled. Generally, these agreements do not meet the definition of a derivative, often due to the inability to be net settled. On a quarterly basis, we evaluate the markets for the commodities to be delivered under these agreements to determine if facts and circumstances have changed such that the agreements could then be net settled and meet the definition of a derivative.

Nonetheless, certain of the PPAs and fuel supply agreements entered into by certain of the Company’s subsidiaries are derivatives or contain embedded derivatives requiring separate valuation and accounting. These contracts range in maturity through 2024. The following table sets forth, by type of commodity, the Company’s outstanding notionals for the remaining term of its commodity derivatives and embedded derivative instruments as of June 30, 2011:

	June 30, 2011
Commodity Derivatives	Notional		Weighted Average Remaining Term(1)
	(in millions)		(in years)
Natural gas (MMBTU)	34		11
Petcoke (Metric tons)	13		13
Aluminum (MWh)	17	(2)	9

(1)	Represents the remaining tenor of our commodity and embedded derivatives weighted by the corresponding volume.
(2)	Our exposure is to fluctuations in the price of aluminum while the notional is based on the amount of power we sell under the PPA.

Accounting and Reporting

The following table sets forth the Company’s derivative instruments as of June 30, 2011 and December 31, 2010 by type of derivative and by level within the fair value hierarchy. Derivative assets and liabilities are recognized at their fair value. Derivative assets and liabilities are combined with other balances and included in the following captions in our condensed consolidated balance sheets: current derivative assets in other current assets, noncurrent derivative assets in other noncurrent assets, current derivative liabilities in accrued and other liabilities (except for one in non-recourse debt-current) and long-term derivative liabilities in other long-term liabilities.

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Current assets:
Interest rate derivatives	$-	$6	$-	$6	$-	$-	$-	$-
Foreign currency derivatives	-	14	4	18	-	4	3	7
Commodity and other derivatives	-	4	9	13	-	2	3	5

Total current assets	-	24	13	37	-	6	6	12

Noncurrent assets:
Interest rate derivatives	-	37	-	37	-	49	-	49
Foreign currency derivatives	-	5	41	46	-	4	27	31
Cross currency derivatives	-	-	20	20	-	-	12	12
Commodity and other derivatives	-	6	9	15	-	4	16	20

Total noncurrent assets	-	48	70	118	-	57	55	112

Total assets	$-	$72	$83	$155	$-	$63	$61	$124

Liabilities
Current liabilities:
Interest rate derivatives	$-	$135	$13	$148	$-	$137	$-	$137
Cross currency derivatives	-	-	5	5	-	-	2	2
Foreign currency derivatives	-	11	1	12	-	13	-	13
Commodity and other derivatives	-	4	-	4	-	-	-	-

Total current liabilities	-	150	19	169	-	150	2	152

Long-term liabilities:
Interest rate derivatives	-	203	47	250	-	246	1	247
Foreign currency derivatives	-	12	6	18	-	15	8	23
Commodity and other derivatives	-	2	1	3	-	-	1	1

Total long-term liabilities	-	217	54	271	-	261	10	271

Total liabilities	$-	$367	$73	$440	$-	$411	$12	$423

The following table sets forth the fair value and balance sheet classification of derivative instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Total	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Total
	(in millions)			(in millions)
Assets
Current assets:
Interest rate derivatives	$6	$-	$6	$-	$-	$-
Foreign currency derivatives	1	17	18	-	7	7
Commodity and other derivatives	-	13	13	-	5	5

Total current assets	7	30	37	-	12	12

Noncurrent assets:
Interest rate derivatives	37	-	37	49	-	49
Foreign currency derivatives	-	46	46	-	31	31
Cross currency derivatives	20	-	20	12	-	12
Commodity and other derivatives	-	15	15	-	20	20

Total noncurrent assets	57	61	118	61	51	112

Total assets	$64	$91	$155	$61	$63	$124

Liabilities
Current liabilities:
Interest rate derivatives	$141	$7	$148	$126	$11	$137
Cross currency derivatives	5	-	5	2	-	2
Foreign currency derivatives	7	5	12	8	5	13
Commodity and other derivatives	-	4	4	-	-	-

Total current liabilities	153	16	169	136	16	152

Long-term liabilities:
Interest rate derivatives	236	14	250	232	15	247
Foreign currency derivatives	-	18	18	-	23	23
Commodity and other derivatives	-	3	3	-	1	1

Total long-term liabilities	236	35	271	232	39	271

Total liabilities	$389	$51	$440	$368	$55	$423

The Company has elected not to offset net derivative positions in the financial statements. Accordingly, the Company does not offset such derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements. At June 30, 2011 and December 31, 2010, we held no cash collateral that we received from counterparties to our derivative positions. As we have not received collateral, our derivative assets are exposed to the credit risk of the respective counterparty and, due to this credit risk, the fair value of our derivative assets (as shown in the above two tables) have been reduced by a credit valuation adjustment. Also, at June 30, 2011 and December 31, 2010, we had no cash collateral posted with (held by) counterparties to our derivative positions.

The table below sets forth the pre-tax accumulated other comprehensive income (loss) expected to be recognized as an increase (decrease) to income from continuing operations before income taxes over the next twelve months as of June 30, 2011 for the following types of derivatives:

Accumulated Other Comprehensive Income (Loss)
(in millions)
Interest rate derivatives	$(108)
Cross currency derivatives	$(4)
Foreign currency derivatives	$(7)
Commodity and other derivatives	$(1)

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

The following tables set forth the gains (losses) recognized in accumulated other comprehensive loss (“AOCL”) and earnings related to the effective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the three and six months ended June 30, 2011 and 2010:

	Gains (Losses) Recognized in AOCL			Gains (Losses) Reclassified from AOCL into Earnings(1)
	Three Months Ended June 30,		Classification in Condensed Consolidated Statements of Operations	Three Months Ended June 30,
	2011	2010		2011		2010
	(in millions)			(in millions)
Interest rate derivatives	$(144)	$(168)	Interest expense	$(27)	(2)	$(29	)(2)
			Non-regulated cost of sales	(1)		-
			Net equity in earnings of affiliates	(1)		(1)
Cross currency derivatives	11	(26)	Interest expense	7		(1)
Foreign currency derivatives	(7)	7	Foreign currency transaction gains (losses)	(2)		-
Commodity and other derivatives	(1)	(12)	Non-regulated revenue	-		-

Total	$(141)	$(199)		$(24)		$(31)

	Gains (Losses) Recognized in AOCL			Gains (Losses) Reclassified from AOCL into Earnings(1)
	Six Months Ended June 30,		Classification in Condensed Consolidated Statements of Operations	Six Months Ended June 30,
	2011	2010		2011	2010
	(in millions)			(in millions)
Interest rate derivatives	$(92)	$(250)	Interest expense	$(53)(2)	$(57	)(2)
			Non-regulated cost of sales	(2)	-
			Net equity in earnings of affiliates	(2)	(2)
Cross currency derivatives	3	(29)	Interest expense	2	(2)
Foreign currency derivatives	(2)	7	Foreign currency transaction gains (losses)	(4)	-

Total	$(91)	$(272)		$(59)	$(61)

(1)

Excludes $0 million and $8 million related to discontinued operations for the three months ended June 30, 2011 and 2010, respectively, and $0 million and $10 million related to discontinued operations for the six months ended June 30, 2011 and 2010, respectively.

(2)	Includes amounts that were reclassified from AOCL related to derivative instruments that previously, but no longer, qualify for cash flow hedge accounting.

The following table sets forth the pre-tax gains (losses) recognized in earnings related to the ineffective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the three and six months ended June 30, 2011 and 2010:

	Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
		(in millions)		(in millions)
Interest rate derivatives	Interest expense	$-	$- (1)	$(7)	$(8)
	Net equity in earnings of affiliates	(1)	(1)	(1)	(1)
Cross currency derivatives	Interest expense	(2)	(1)	(2)	4
Foreign currency derivatives	Foreign currency transaction gains (losses)	- (1)	- (1)	- (1)	- (1)

Total		$(3)	$(2)	$(10)	$(5)

(1)	De minimis amount.

The following table sets forth the gains (losses) recognized in earnings related to derivative instruments not designated as hedging instruments under the accounting standards for derivatives and hedging, for the three and six months ended June 30, 2011 and 2010:

	Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
		(in millions)		(in millions)
Interest rate derivatives	Interest expense	$(1)	$(1)	$(1)	$(5)
Foreign exchange derivatives	Foreign currency transaction gains (losses)	20	(27)	27	(25)
	Net equity in earnings of affiliates	-	1	-	2
Commodity and other derivatives	Non-regulated revenue	(13)	4	(9)	4
	Non-regulated cost of sales	(2)	1	(1)	5

Total		$4	$(22)	$16	$(19)

In addition, IPL has two derivative instruments for which the gains and losses are accounted for in accordance with accounting standards for regulated operations, as regulatory assets or liabilities. Gains and losses on these derivatives due to changes in the fair value of these derivatives are probable of recovery through future rates and are initially recognized as an adjustment to the regulatory asset or liability and recognized through earnings when the related costs are recovered through IPL’s rates. Therefore, these gains and losses are excluded from the above table. The following table sets forth the change in regulatory assets and liabilities resulting from the change in the fair value of these derivatives for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
(Increase) decrease in regulatory assets	$(2)	$(2)	$(2)	$(1)
Increase (decrease) in regulatory liabilities	$7	$5	$6	$6

Credit Risk-Related Contingent Features

Gener, our business in Chile, has cross currency swap agreements with counterparties to swap Chilean inflation indexed bonds issued in December 2007 into U.S. Dollars. The derivative agreements contain credit contingent provisions which would permit the counterparties with which Gener is in a net liability position to require collateral credit support when the fair value of the derivatives exceeds the unsecured thresholds established in the agreement. These thresholds vary based on Gener’s credit rating. If Gener’s credit rating were to fall below the minimum threshold established in the swap agreements, the counterparties can demand immediate collateralization of the entire mark-to-market value of the swaps (excluding credit valuation adjustments) if Gener is in a net liability position. The mark-to-market value of the swaps was in a net asset position at June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, Gener had not posted collateral to support these swaps.

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES

In February 2011, the Company acquired a 49.6% interest in Entek Elektrik Uretim A.S. (“Entek”) for approximately $136 million. Additional consideration of $13 million was provided in May 2011 which resulted in a total purchase price of $149 million as of June 30, 2011. Entek owns and operates two gas-fired generation facilities with an aggregate capacity of 312 MW in Turkey, and is also engaged in an energy trading business. The Company has significant influence, but not control of Entek and accordingly the investment has been accounted for under the equity method of accounting.

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

Included in “Noncurrent other assets” on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 are long-term financing receivables of $278 million and $151 million, respectively, primarily with certain Latin American governmental bodies. These receivables have contractual maturities of greater than one year and are being collected in installments as scheduled. Of the total $278 million as of June 30, 2011, amounts of $213 million and $52 million, respectively, relate to our businesses in Argentina and the Dominican Republic. The remaining amounts relate to our distribution businesses in Brazil.

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

The following table summarizes the carrying amount and estimated fair values of the Company’s recourse and non-recourse debt as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Non-recourse debt	$15,242	$15,648	$14,939	$15,269
Recourse debt	6,193	6,531	4,612	4,868

Total debt	$21,435	$22,179	$19,551	$20,137

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

The fair value was determined using available market information as of June 30, 2011. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to June 30, 2011.

Non-Recourse Debt

The following table summarizes the Company’s subsidiary non-recourse debt in default or accelerated as of June 30, 2011 and is in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	June 30, 2011
		Default Amount	Net Assets
		(in millions)
Maritza	Covenant	$1,040	$270
Sonel	Covenant	395	382
Kelanitissa	Covenant	22	10

Total		$1,457

Included in “Current liabilities of discontinued and held for sale businesses” in the condensed consolidated balance sheet as of June 30, 2011 is approximately $178 million of non-recourse debt relating to our businesses in New York, which has been classified as current due to certain facts and circumstances that create significant uncertainty about the business’s ability to generate sufficient cash flows and remain in compliance with the terms of its contractual obligations in the next twelve months.

None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of June 30, 2011 in order to trigger an event of default or permit acceleration under such indebtedness. The bankruptcy or acceleration of material amounts of debt at such entities would cause a cross default under the recourse senior secured credit facility. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position or results of operations of an individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby a bankruptcy or an acceleration of its non-recourse debt trigger an event of default and possible acceleration of the indebtedness under the AES Parent Company’s outstanding debt securities.

Recourse Debt

During the three months ended June 30, 2011, the Company secured recourse debt of $2.05 billion, which may be used as permanent financing for the acquisition of DPL Inc. (“DPL”), as discussed below. On May 27, 2011, the Company secured a $1.05 billion term loan under a senior secured credit facility (the “senior secured term loan”). The senior secured term loan will bear annual interest, at the Company’s option, at a variable rate of LIBOR plus 3.25% or Base Rate plus 2.25%, and will mature on the seventh anniversary of the closing date. The senior secured term loan is subject to certain customary representations, covenants and events of default.

On June 15, 2011, the Company closed on the offering of $1 billion aggregate principal amount of 7.375% senior unsecured notes maturing July 1, 2021 (the “2021 Notes”). Upon a change of control, the Company must offer to repurchase the 2021 Notes at a price equal to 101% of principal, plus accrued interest. The 2021 Notes are also subject to certain covenants restricting the ability of the Company to incur additional secured debt; to enter into sale-lease back transactions; to consolidate, merge, convey or transfer substantially all of its assets; as well as other covenants and events of default that are customary for debt securities like the 2021 Notes.

The proceeds of the senior secured term loan and the 2021 Notes may, among other things, be used to partially finance the Company’s contemplated acquisition of DPL Inc, as discussed further in Note 16 — Acquisitions.

During May 2011, the Company entered into interest rate locks to hedge the risk of changes in LIBOR until the forecasted issuance of the 2021 Notes. The Company paid $24 million to settle those interest rate locks as of June 15, 2011. The payment was recognized in accumulated other comprehensive income and is being amortized over the life of the 2021 Notes.

9. CONTINGENCIES AND COMMITMENTS

Environmental

The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of June 30, 2011, the Company had recorded liabilities of $26 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of June 30, 2011.

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

Legislation and Regulation of GHG Emissions

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

Potential U.S. Federal GHG Legislation    Federal legislation passed the U.S. House of Representatives in 2009 that, if adopted, would have imposed a nationwide cap-and-trade program to reduce GHG emissions. This legislation was never signed into law, and is no longer under consideration. In the U.S. Senate, several different draft bills pertaining to GHG legislation have been considered, including comprehensive GHG legislation similar to the legislation that passed the U.S. House of Representatives and more limited legislation focusing only on the utility and electric generation industry. It is uncertain whether any legislation pertaining to GHG emissions will be voted on and passed by the U.S. Senate and House of Representatives. If any such legislation is enacted into law, the impact could be material to the Company.

EPA GHG Regulation    The EPA has promulgated regulations governing GHG emissions from automobiles under the CAA. The effect of the EPA’s regulation of GHG emissions from mobile sources is that certain provisions of the CAA will also apply to GHG emissions from existing stationary sources, including many U.S. power plants. In particular, beginning January 2, 2011, construction of new stationary sources and modifications to existing stationary sources that result in increased GHG emissions became subject to permitting requirements under the prevention of significant deterioration (“PSD”) program of the CAA. The PSD program, as currently applicable to GHG emissions, requires sources that emit above a certain threshold of GHGs to obtain PSD permits prior to commencement of new construction or modifications to existing facilities. In addition, major sources of GHG emissions may be required to amend, or obtain new, Title V air permits under the CAA to reflect any new applicable GHG emissions requirements for new construction or for modifications to existing facilities.

The EPA promulgated a final rule on June 3, 2010 (the “Tailoring Rule”) that sets thresholds for GHG emissions that would trigger PSD permitting requirements. The Tailoring Rule, which became effective in January of 2011, provides that sources already subject to PSD permitting requirements need to install Best Available Control Technology (“BACT”) for greenhouse gases if a proposed modification would result in the increase of more than 75,000 tons per year of GHG emissions. Also, under the Tailoring Rule, any new sources of GHG emissions that would emit over 100,000 tons per year of GHG emissions, in addition to any modification that would result in GHG emissions exceeding 75,000 tons per year, require PSD review and are subject to related permitting requirements. The EPA anticipates that it will adjust downward the permitting thresholds of 100,000 tons and 75,000 tons for new sources and modifications, respectively, in future rulemaking actions. The Tailoring Rule substantially reduces the number of sources subject to PSD requirements for GHG emissions and the number of sources required to obtain Title V air permits, although new thermal power plants may still be subject to PSD and Title V requirements because annual GHG emissions from such plants typically far exceed the 100,000 ton threshold noted above. The 75,000 ton threshold for increased GHG emissions from modifications to existing sources may reduce the likelihood that future modifications to plants owned by some of our United States subsidiaries would trigger PSD requirements, although some projects that would expand capacity or electric output are likely to exceed this threshold, and in any such cases the capital expenditures necessary to comply with the PSD requirements could be significant.

In December 2010, the EPA entered into a settlement agreement with several states and environmental groups to resolve a petition for review challenging the EPA’s new source performance standards (“NSPS”) rulemaking for electric utility steam generating units (“EUSGUs”) based on the NSPS’s failure to address GHG emissions. Under the settlement agreement, the EPA had committed to propose GHG emissions standards for EUSGUs by July 26, 2011. The EPA has announced that it will delay the proposal of such standards until September 30, 2011. The EPA has also committed to finalize GHG NSPS for EUSGUs by May 26, 2012. The NSPS will establish GHG emission standards for newly constructed and reconstructed EUSGUs. The NSPS also will establish guidelines regarding the best system for achieving further GHG emissions reductions from existing EUSGUs. Based on the guidelines, individual states will be required to develop regulations establishing GHG performance standards for existing EUSGUs within their states. It is impossible to estimate the impact and compliance cost associated with any future NSPS applicable to EUSGUs until such regulations are finalized. However, the compliance costs could have a material and adverse impact on our consolidated financial condition or results of operations.

Regional Greenhouse Gas Initiative    To date, the primary regulation of GHG emissions affecting the Company’s U.S. plants has been through the Regional Greenhouse Gas Initiative (“RGGI”). Under RGGI, ten northeastern states have coordinated to establish rules that require reductions in CO2 emissions from power plant operations within those states through a cap-and-trade program. States participating in RGGI in which our subsidiaries have generating facilities include Connecticut, Maryland, New York and New Jersey. Under RGGI, power plants must acquire one carbon allowance through auction or in the emission trading markets for each ton of CO2 emitted. As noted in the June 2011 Form 8-K, we have estimated the costs to the Company of compliance with RGGI to be approximately $15 million for 2011.

International GHG Regulation    The primary international agreement concerning GHG emissions is the Kyoto Protocol, which became effective on February 16, 2005 and requires the industrialized countries that have ratified it to significantly reduce their GHG emissions. The vast majority of the developing countries which have ratified the Kyoto Protocol have no GHG emissions reduction requirements. Many of the countries in which the Company’s subsidiaries operate have no emissions reduction obligations under the Kyoto Protocol. In addition, of the 28 countries in which the Company’s subsidiaries operate, all but one — the United States (including Puerto Rico) — have ratified the Kyoto Protocol. The first commitment period under the Kyoto Protocol is currently expected to expire at the end of 2012, and countries have been unable to agree on a successor commitment period. The next annual United Nations conference to develop a successor international agreement is scheduled for November 2011 in South Africa. It currently appears unlikely that a successor agreement will be reached at such conference; however, if a successor agreement is reached the impact could be material to the Company.

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

The EPA promulgated the “Clean Air Interstate Rule” (“CAIR”) on March 10, 2005, which required allowance surrender for SO2 and NOX emissions from existing power plants located in 28 eastern states and the District of Columbia. CAIR was subsequently challenged in federal court, and on July 11, 2008, the United States Court of Appeals for the D.C. Circuit issued an opinion striking down much of CAIR and remanding it to the EPA. In response to the D.C. Circuit’s opinion, on July 7, 2011, the EPA issued a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone in 27 States,” which is now referred to as the Cross-State Air Pollution Rule (“CSAPR”). Starting in 2012, the CSAPR requires significant reductions in SO2 and NOx emissions from covered sources, such as power plants, in many states in which subsidiaries of the Company operate. Once fully implemented in 2014, the rule requires additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels. The CSAPR will be implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of new emissions allowances that the EPA will create. The CSAPR contemplates limited interstate and intra-state trading of emissions allowances by covered sources. Initially, at least through 2012, the EPA will issue emissions allowances to affected power plants based on state emissions budgets established by the EPA under the CSAPR. The availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time. To comply with the CSAPR, additional pollution control technology may be required by some of our subsidiaries, and the cost of implementing any such technology could affect the financial condition or results of operations of these subsidiaries or the Parent Company. Additionally, compliance with the CSAPR could require the purchase of newly issued allowances, the switch to higher priced, lower sulfur coal or the retirement of existing generating units. While the capital costs, other expenditures or operational restrictions necessary to comply with the CSAPR cannot be specified at this time, the Company anticipates that the CSAPR may have a material impact on the Company’s business and results of operations.

As a result of prior EPA determinations and the D.C. Circuit Court ruling, the EPA is obligated under Section 112 of the CAA to develop a rule requiring pollution controls for hazardous air pollutants, including mercury, hydrogen chloride, hydrogen fluoride, and other metal species from coal and oil-fired power plants. The EPA has entered into a consent decree under which it is obligated to finalize the rule by November 2011. In connection with such rule, the CAA requires the EPA to establish maximum achievable control technology (“MACT”) standards for each pollutant regulated under the rule. MACT is defined as the emission limitation achieved by the “best performing 12%” of sources in the source category. The EPA published a proposed rule on May 3, 2011 that would establish national emissions standards for hazardous air pollutants (“NESHAP”) from coal- and oil-fired electric utility steam generating units. The rule, as currently proposed, may require all coal-fired power plants to install acid gas control technology, upgrade particulate control devices and/or install some other type of mercury control technology, such as sorbent injection. The EPA is receiving public comments on the proposed rule and the comment period for the proposed rule has been extended until August 4, 2011. Such public comments will be considered by the EPA prior to promulgating a final rule. Most of the United States coal-fired plants operated by the Company’s subsidiaries have acid gas scrubbers or comparable control technologies, but as proposed there are other improvements to such control technologies that may be needed at some of the Company’s plants. Under the CAA, compliance is required within three years of the effective date of the rule; however, the compliance period for a unit, or group of units, may be extended by state permitting authorities (for one additional year) or through a determination by the President (for up to two additional years). At this time, the Company cannot predict the extent of the final regulations for hazardous air pollutants, but the cost of compliance with any such regulations could be material.

Other International Air Emissions Regulations and Legislation

On January 18, 2011, the President of Chile approved a new air emissions regulation submitted to him by the national environmental regulatory agency (“CONAMA”). The new regulation establishes limits on emissions of NOX, SO2, metals and particulate matter for both existing and new thermal power plants, with more stringent limitations on new facilities. The regulation became effective on June 23, 2011. The regulation will require AES Gener, the Company’s Chilean subsidiary, to install emissions reduction equipment at its existing thermal plants from late 2011 through 2015. The costs of compliance with such regulation have not yet been determined and the Company believes some of the compliance costs are contractually passed through to counterparties. However, the compliance costs could be material.

Cooling Water Intake Regulations

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

The EPA is accepting public comments on the proposed rule until August 18, 2011, and will consider the public comments with a view to issuing a final rule by July of 2012. Until such regulations are final, the EPA has instructed state regulatory agencies to use their best professional judgment in determining how to evaluate what constitutes “best technology available” for protecting fish and other aquatic organisms from cooling water intake structures. Certain states in which the Company operates power generation facilities, such as New York, have been delegated authority and are moving forward with best technology available determinations in the absence of any final rule from the EPA. On September 27, 2010, the California Office of Administrative Law approved a policy adopted by the California Water Resources Control Board with respect to power plant cooling water intake structures. This policy became effective on October 1, 2010, and establishes technology-based standards to implement Section 316(b) of the U.S. Clean Water Act. At this time, it is contemplated that the Company’s Redondo Beach, Huntington Beach and Alamitos power plants in California will need to have in place best technology available by December 31, 2020, or repower the facilities. At present, the Company cannot predict the final requirements under Section 316(b) or whether compliance with the anticipated new 316(b) rule will have a material impact on our operations or results, but the Company expects that capital investments and/or modifications resulting from such requirements could be significant.

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

Indiana Senate Bill 251

In May 2011, Senate Bill 251 became a law in the State of Indiana. Among other provisions, the law provides Indiana utilities, including IPL, with a means for recovering 80% of costs incurred to comply with federal mandates through a periodic retail rate adjustment mechanism, and additional cost recovery is possible through a subsequent general rate case. This includes, among other things, costs to comply with regulations from the EPA, including capital intensive requirements and/or proposals described herein, such as those relating to cooling water intake regulations, waste management and coal combustion byproducts.

Some of the most important features of Senate Bill 251 to IPL are as follows: any energy utility in Indiana seeking to recover federally mandated costs incurred in connection with a compliance project shall apply to the Indiana Utility Regulatory Commission (“IURC”) for a certificate of public convenience and necessity (“CPCN”) for the compliance project. It sets forth certain factors that the IURC must consider in determining whether to grant a CPCN. It further specifies that if the IURC approves a proposed compliance project and the projected federally mandated costs associated with the project, the following apply: (i) 80% of the approved costs shall be recovered by the energy utility through a periodic retail rate adjustment mechanism; (ii) 20% of the approved costs shall be deferred and recovered by the energy utility as part of the next general rate case filed by the energy utility with the IURC; and (iii) actual costs exceeding the projected federally mandated costs of the approved compliance project by more than 25% shall require specific justification and approval by the IURC before being authorized in the energy utility’s next general rate case.

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

The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2011. Amounts presented in the table below represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The amounts include obligations made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of businesses of $27 million.

Contingent contractual obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$362	23	< $1 - $53
Letters of credit under the senior secured credit facility	26	11	< $1 - $16
Cash collateralized letters of credit	27	11	< $1 - $15

Total	$415	45

As of June 30, 2011, the Company had $45 million of commitments to invest in subsidiaries under construction and to purchase related equipment that were not included in the letters of credit discussed above. The Company expects to fund these net investment commitments in 2011. The exact payment schedules will be dictated by the construction milestones. Additionally, subject to regulatory and shareholders’ approvals, the Company is committed to purchase DPL for $3.5 billion, see Note 16 — Acquisitions for further information. We expect to fund these commitments from a combination of current liquidity and internally generated Parent Company cash flow.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business, some of which are described below. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and accordingly, has recorded aggregate reserves for all claims of approximately $493 million and $448 million as of June 30, 2011 and December 31, 2010, respectively. These reserves are reported on the condensed consolidated balance sheets within “accrued and other liabilities” and “other long-term liabilities.” A significant portion of the reserves relate to employment, non-income tax and customer disputes in international jurisdictions, principally Brazil. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these reserves will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.

The Company believes, based upon information it currently possesses and taking into account established reserves for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s financial statements. However, even where no reserve has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2011. The material contingencies where a loss is reasonably possible are described below. In aggregate, the Company estimates that the range of potential losses related to these material contingences to be up to $1.9 billion. The amounts considered reasonably possible do not include amounts reserved, as discussed above. Where a loss or range of loss cannot be estimated, a statement to this effect has been included in the applicable case descriptions presented below.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$1.2 billion ($765 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). In November 2002, the Fifth District Court rejected Eletropaulo’s defenses in the execution suit. Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro (“AC”) ruled that Eletropaulo was not a proper party to the litigation because any alleged liability had been transferred to CTEEP pursuant to the privatization. In June 2006, the Superior Court of Justice (“SCJ”) reversed the Appellate Court’s decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo’s liability, if any, should be determined by the Fifth District Court. Eletropaulo’s subsequent appeals to the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil were dismissed. Eletrobrás later requested that the amount of Eletropaulo’s alleged debt be determined by an accounting expert appointed by the Fifth District Court. Eletropaulo consented to the appointment of such an expert, subject to a reservation of rights. In February 2010, the Fifth District Court appointed an accounting expert to determine the amount of the alleged debt and the responsibility for its payment in light of the privatization, in accordance with the methodology proposed by Eletrobrás. Pursuant to its reservation of rights, Eletropaulo filed an interlocutory appeal with the AC asserting that the expert was required to determine the issues in accordance with the methodology proposed by Eletropaulo, and that Eletropaulo should be entitled to take discovery and present arguments on the issues to be determined by the expert. In April 2010, the AC issued a decision agreeing with Eletropaulo’s arguments and directing the Fifth District Court to proceed accordingly. Eletrobrás has restarted the accounting proceedings at the Fifth District Court, which will proceed in accordance with the AC’s April 2010 decision. In the Fifth District Court proceedings, the expert’s conclusions will be subject to the Fifth District Court’s review and approval. If Eletropaulo is determined to be responsible for the debt, after the amount of the alleged debt is determined, Eletrobrás will be entitled to resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo will be required to provide security in the amount of its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the Fifth District Court grants such request, Eletropaulo’s results of operations may be materially adversely affected, and in turn the Company’s results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. The parties are disputing the proper venue for the CTEEP lawsuit. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In August 2001, the Grid Corporation of Orissa, India, now Gridco Ltd. (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and seeking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to and approved by the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. In September 2007, Gridco filed a challenge of the arbitration award with the local Indian court. In June 2008, Gridco filed a separate application with the local Indian court for an order enjoining the Company from selling or otherwise transferring its shares in Orissa Power Generation Corporation Ltd. (“OPGC”), an equity method investment of the Company, and requiring the Company to provide security in the amount of the contested damages in the CESCO arbitration until Gridco’s challenge to the arbitration award is resolved. In June 2010, a 2-to-1 majority of the arbitral tribunal awarded the Company some of its costs relating to the arbitration. In August 2010, Gridco filed a challenge of the cost award with the local Indian court. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In July 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan (the “Competition Committee”) ordered Nurenergoservice, an AES subsidiary, to pay approximately KZT 18 billion ($123 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. The Competition Committee’s order was affirmed by the economic court in April 2008 (“April 2008 Decision”). The economic court also issued an injunction to secure Nurenergoservice’s alleged liability, freezing Nurenergoservice’s bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. Nurenergoservice’s subsequent appeals to the court of appeals were rejected. In February 2009, the Antimonopoly Agency (the Competition Committee’s successor) seized approximately KZT 778 million ($5 million) from a frozen Nurenergoservice bank account in partial satisfaction of Nurenergoservice’s alleged damages liability. However, on appeal to the Kazakhstan Supreme Court, in October 2009, the Supreme Court annulled the decisions of the lower courts because of procedural irregularities and remanded the case to the economic court for reconsideration. On remand, in January 2010, the economic court reaffirmed its April 2008 Decision. Nurenergoservice’s appeals in the court of appeals (first panel) and the court of appeals (second panel) were unsuccessful. Nurenergoservice intends to file a further appeal to the Kazakhstan Supreme Court. In separate but related proceedings, in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately KZT 1.8 billion ($12 million) in administrative fines for its alleged antimonopoly violations. Nurenergoservice’s appeal to the administrative court was rejected in February 2009. Given the adverse court decisions against Nurenergoservice, the Antimonopoly Agency may attempt to seize Nurenergoservice’s remaining assets, which are immaterial to the Company’s consolidated financial statements. The Antimonopoly Agency has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious defenses to the claims asserted against it; however, there can be no assurances that it will prevail in these proceedings.

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

In July 1993, the Public Attorney’s office filed a claim against Eletropaulo, the Sao Paulo State Government, SABESP (a state-owned company), CETESB (the Environmental Agency of Sao Paulo State) and DAEE (the municipal Water and Electric Energy Department) alleging that they were liable for pollution of the Billings Reservoir as a result of pumping water from the Pinheiros River into the Billings Reservoir. The events in question occurred while Eletropaulo was a state-owned company. An initial lower court decision in 2007 found the parties liable for the payment of approximately R$733 million ($467 million) for remediation. Eletropaulo subsequently appealed the decision to the Appellate Court of the State of Sao Paulo which reversed the lower court decision. In 2009, the Public Attorney’s Office filed appeals to both the Superior Court of Justice and the Supreme Court and such appeals were answered by Eletropaulo in the fourth quarter of 2009. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

On February 2, 2009, the Cayuga facility received a Notice of Violation from the New York State Department of Environmental Conservation (“NYSDEC”) that the facility had exceeded the permitted volume limit of coal ash that can be disposed of in the on-site landfill. Cayuga has met with NYSDEC and submitted a Landfill Liner Demonstration Report to them. Such report found that the landfill has adequate engineering integrity to support the additional coal ash and there is no inherent environmental threat. NYSDEC has indicated they accept the finding of the report. A permit modification was approved by the NYSDEC on May 14, 2010 and such permit modification allows for closure of this approximately 10-acre portion of the landfill. The construction in accordance with the approved permit modification was completed in November 2010 and the certification report for this construction project was submitted to the NYSDEC in the second quarter of 2011. While at this time it is not possible to predict what impact, if any, this matter may have on the Company, its results of operations or its financial position, based upon the discussions to date, the Company does not believe the impact will be material.

In March 2009, AES Uruguaiana Empreendimentos S.A. (“AESU”) initiated arbitration in the International Chamber of Commerce (“ICC”) against YPF S.A. (“YPF”) seeking damages and other relief relating to YPF’s breach of the parties’ gas supply agreement (“GSA”). Thereafter, in April 2009, YPF initiated arbitration in the ICC against AESU and two unrelated parties, Companhia de Gas do Esado do Rio Grande do Sul and Transportador de Gas del Mercosur S.A. (“TGM”), claiming that AESU wrongfully terminated the GSA and caused the termination of a transportation agreement (“TA”) between YPF and TGM (“YPF Arbitration”). YPF seeks an unspecified amount of damages from AESU, a declaration that YPF’s performance was excused under the GSA due to certain alleged force majeure events, or, in the alternative, a declaration that the GSA and the TA should be terminated without a finding of liability against YPF because of the allegedly onerous obligations imposed on YPF by those agreements. In addition, in the YPF Arbitration, TGM asserts that if it is determined that AESU is responsible for the termination of the GSA, AESU is liable for TGM’s alleged losses, including losses under the TA. In April 2011, the arbitrations were consolidated into a single proceeding, and a new procedural schedule was established for the consolidated proceeding. The hearing on liability issues will take place in December 2011. AESU believes it has meritorious claims and defenses and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.

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

In July 2009, AES Energía Cartagena S.R.L. (“AES Cartagena”) received notices from the Spanish national energy regulator, Comisión Nacional de Energía (“CNE”), stating that the proceeds of the sale of electricity from AES Cartagena’s plant should be reduced by roughly the value of the CO2 allowances that were granted to AES Cartagena for free for the years 2007, 2008, and the first half of 2009. In particular, the notices stated that CNE intended to invoice AES Cartagena to recover that value, which CNE calculated as approximately €20 million ($29 million) for 2007-2008 and an amount to be determined for the first half of 2009. In September 2009, AES Cartagena received invoices for €523,548 (approximately $753,000) for the allowances granted for free for 2007 and €19,907,248 (approximately $29 million) for 2008. In July 2010, AES Cartagena received an invoice for approximately €5 million ($7 million) for the allowances granted for free for the first half of 2009. AES Cartagena does not expect to be charged for CO2 allowances issued free of charge for subsequent periods. AES Cartagena has paid the amounts invoiced and has filed challenges to the CNE’s demands in the Spanish judicial system. There can be no assurances that the challenges will be successful. AES Cartagena has demanded indemnification from its fuel supply and electricity toller, GDF-Suez, in relation to the CNE invoices under the long-term energy agreement (the “Energy Agreement”) with GDF-Suez. However, GDF-Suez has disputed that it is responsible for the CNE invoices under the Energy Agreement. Therefore, in September 2009, AES Cartagena initiated arbitration against GDF-Suez, seeking to recover the payments made to CNE. In the arbitration, AES Cartagena also seeks a determination that GDF-Suez is responsible for procuring and bearing the cost of CO2 allowances that are required to offset the CO2 emissions of AES Cartagena’s power plant, which is also in dispute between the parties. To date, AES Cartagena has paid approximately €25 million ($36 million) for the CO2 allowances that have been required to offset 2008, 2009 and 2010 CO2 emissions. AES Cartagena expects that allowances will need to be purchased to offset emissions for subsequent years. The evidentiary hearing in the arbitration took place from May 31-June 4, 2010, and closing arguments were heard on September 1, 2010. In February 2011, the arbitral tribunal requested further briefing on certain issues in the arbitration, which was later submitted by the parties. The tribunal has the matter under consideration. If AES Cartagena does not prevail in the arbitration and is required to bear the cost of carbon compliance, its results of operations could be materially adversely affected and, in turn, there could be a material adverse effect on the Company and its results of operations. AES Cartagena believes it has meritorious claims and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In November 2009, April 2010, December 2010, April 2011, and June 2011, substantially similar personal injury lawsuits were filed by a total of 45 residents and decedent estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the State of Delaware. In each lawsuit the plaintiffs allege that the coal combustion byproducts of AES Puerto Rico’s power plant were illegally placed in the Dominican Republic from October 2003 through March 2004 and subsequently caused the plaintiffs’ birth defects, other personal injuries, and/or deaths. The plaintiffs do not quantify their alleged damages, but generally allege that they are entitled to compensatory and punitive damages. The AES defendants moved for partial dismissal of both the November 2009 and April 2010 lawsuits on various grounds. In July 2011, the Superior Court dismissed the plaintiffs’ international law and punitive damages claims, but held that the plaintiffs had stated intentional tort, negligence, and strict liability claims under Dominican law, which the Superior Court found governed the lawsuits. The Superior Court granted the plaintiffs leave to amend their complaints in accordance with its decision. The AES defendants will respond to the December 2010, April 2011, and June 2011 lawsuits after the plaintiffs file amended complaints. The AES defendants believe they have meritorious defenses to the claims asserted against them and will defend themselves vigorously; however, there can be no assurances that they will be successful in their efforts.

On December 21, 2010, AES-3C Maritza East 1 EOOD, which owns an unfinished 670 MW lignite-fired power plant in Bulgaria, made the first in a series of demands on the performance bond securing the construction Contractor’s obligations under the parties’ EPC Contract. The Contractor failed to complete the plant on schedule. The total amount demanded by Maritza under the performance bond was approximately €155 million ($223 million). The Contractor obtained an injunction from a lower French court purportedly preventing the issuing bank from honoring the bond demands. However, the Versailles Court of Appeal canceled the injunction in July 2011, and therefore the issuing bank paid the bond demands in full. The Contractor failed to obtain relief from the arbitral tribunal requiring that the funds be reimbursed to the Contractor pending the determination of the arbitration described below. The Contractor may attempt to seek relief in the bond dispute in the French or English courts. In addition, in December 2010, the Contractor stopped commissioning of the power plant’s two units because of the alleged characteristics of the lignite supplied to it for commissioning. In January 2011, the Contractor initiated arbitration on its lignite claim, seeking an extension of time to complete the power plant, an increase to the contract price of approximately €62 million ($89 million), and other relief, including in relation to the bond demands. The Contractor later added claims seeking further extensions of time and an additional €10 million ($14 million) relating to the alleged unavailability of the grid during commissioning. Maritza rejected the Contractor’s claims and asserted counterclaims for delay liquidated damages and other relief relating to the Contractor’s failure to complete the power plant and other breaches of the EPC Contract. Maritza also terminated the EPC Contract for cause and asserted arbitration claims against the Contractor relating to the termination. The Contractor has asserted counterclaims relating to the termination. The arbitral hearing on the merits is in September 2012. Maritza believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

10. PENSION PLANS

Total pension cost for the three and six months ended June 30, 2011 and 2010 included the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(in millions)				(in millions)
Service cost	$2	$5	$1	$4	$4	$10	$3	$9
Interest cost	8	149	8	126	16	291	16	251
Expected return on plan assets	(8)	(133)	(7)	(105)	(16)	(261)	(15)	(210)
Amortization of prior service cost	1	-	1	-	2	-	2	-
Amortization of net loss	4	6	3	4	7	12	6	7
Loss on curtailment	-	-	-	-	-	4	-	-

Total pension cost	$7	$27	$6	$29	$13	$56	$12	$57

Total employer contributions for the six months ended June 30, 2011 for the Company’s U.S. and foreign subsidiaries were $13 million and $87 million, respectively. The expected remaining scheduled annual employer contributions for 2011 are $24 million for U.S. subsidiaries and $87 million for foreign subsidiaries.

11. EQUITY

STOCK REPURCHASE PROGRAM

In July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company can repurchase up to $500 million of AES common stock. The Board authorization permits the Company to repurchase stock through a variety of methods, including open market repurchases and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The original authorization was set to expire on December 31, 2010; however, in December 2010, the Board authorized an extension of the stock repurchase program. The stock repurchase plan can be modified, extended, or terminated by the Board of Directors at any time. During the six months ended June 30, 2011, shares of common stock repurchased under this plan totaled 7,717,711 at a total cost of $98 million plus a nominal amount of commissions (average of $12.76 per share including commissions), bringing the cumulative total purchases under the program to 16,100,536 shares at a total cost of $198 million plus a nominal amount of commissions (average of $12.29 per share including commissions).

The shares of stock repurchased have been classified as treasury stock and accounted for using the cost method. A total of 24,562,692 and 17,287,073 shares were held as treasury stock at June 30, 2011 and December 31, 2010, respectively. The Company has not retired any shares held in treasury during the six months ended June 30, 2011.

COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net income	$427	$429	$910	$831
Change in fair value of available-for-sale securities, net of income tax benefit of $0, $1, $1 and $4, respectively	(1)	(2)	(2)	(6)
Foreign currency translation adjustments, net of income tax (expense) benefit of $(10), $3, $(14) and $7, respectively	134	408	262	234
Derivative activity:
Reclassification to earnings, net of income tax (expense) benefit of $5, $(8), $(3) and $(19), respectively	29	36	59	68
Change in derivative fair value, net of income tax benefit of $34, $45, $26 and $58, respectively	(110)	(171)	(69)	(237)

Total change in fair value of derivatives	(81)	(135)	(10)	(169)
Change in unfunded pension obligation, net of income tax (expense) of $(2), $(1), $(4) and $(2), respectively	4	3	7	5

Other comprehensive income	56	274	257	64

Comprehensive income	483	703	1,167	895
Less: Comprehensive income attributable to noncontrolling interests(1)	(339)	(280)	(664)	(404)

Comprehensive income attributable to The AES Corporation	$144	$423	$503	$491

(1)	Includes the income attributed to noncontrolling interests in the form of common securities and dividends on preferred stock of subsidiary.

The components of accumulated other comprehensive loss as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Foreign currency translation adjustment	$1,706	$1,824
Unrealized derivative losses, net	357	344
Unfunded pension obligation	214	216
Securities available-for-sale	1	(1)

Accumulated other comprehensive loss	$2,278	$2,383

12. SEGMENTS

The management reporting structure is organized along our two lines of business (Generation and Utilities) and three regions: (1) Latin America & Africa; (2) North America; and (3) Europe, Middle East & Asia (collectively “EMEA”), each managed by a regional president. The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the business internally. The Company applied the segment reporting accounting guidance, which provides certain quantitative thresholds and aggregation criteria, and concluded it has the following six reportable segments:

•	Latin America — Generation;

•	Latin America — Utilities;

•	North America — Generation;

•	North America — Utilities;

•	Europe — Generation; and

•	Asia — Generation.

Corporate and Other — The Company’s Europe Utilities, Africa Utilities, Africa Generation, Wind Generation operating segments and other climate solutions and renewables projects are reported within “Corporate and Other” because they do not meet the criteria to allow for aggregation with another operating segment or the quantitative thresholds that would require separate disclosure under segment reporting accounting guidance. None of these operating segments are currently material to our presentation of reportable segments, individually or in the aggregate. AES Solar and certain other unconsolidated businesses are accounted for using the equity method of accounting; therefore, their operating results are included in “Net Equity in Earnings of Affiliates” on the face of the Consolidated Statements of Operations, not in revenue or gross margin. “Corporate and Other” also includes costs related to corporate overhead costs which are not directly associated with the operations of our six reportable segments and other intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.

The Company uses Adjusted Gross Margin, a non-GAAP measure, to evaluate the performance of its segments. Adjusted Gross Margin is defined by the Company as: Gross Margin plus depreciation and amortization less general and administrative expenses.

Segment revenue includes inter-segment sales related to the transfer of electricity from generation plants to utilities within Latin America. No material inter-segment revenue relationships exist between other segments. Corporate allocations include certain self insurance activities which are reflected within segment Adjusted Gross Margin. All intra-segment activity has been eliminated with respect to revenue and Adjusted Gross Margin within the segment. Inter-segment activity has been eliminated within the total consolidated results. All balance sheet information for businesses that were discontinued or classified as held for sale as of June 30, 2011 is segregated and is shown in the line “Discontinued Businesses” in the accompanying segment tables.

Information about the Company’s operations by segment for the three and six months ended June 30, 2011 and 2010 was as follows:

Three Months Ended June 30,	Total Revenue		Intersegment		External Revenue
	2011	2010	2011	2010	2011	2010
	(in millions)
Latin America — Generation	$1,377	$1,084	$(263)	$(256)	$1,114	$828
Latin America — Utilities	2,013	1,770	-	-	2,013	1,770
North America — Generation	372	369	(4)	-	368	369
North America — Utilities	280	275	-	-	280	275
Europe — Generation	328	260	-	-	328	260
Asia — Generation	162	179	-	-	162	179
Corp/Other & eliminations	12	(14)	267	256	279	242

Total Revenue	$4,544	$3,923	$-	$-	$4,544	$3,923

Six Months Ended June 30,	Total Revenue		Intersegment		External Revenue
	2011	2010	2011	2010	2011	2010
	(in millions)
Latin America — Generation	$2,508	$2,067	$(514)	$(511)	$1,994	$1,556
Latin America — Utilities	3,917	3,535	-	-	3,917	3,535
North America — Generation	744	760	(4)	-	740	760
North America — Utilities	569	563	-	-	569	563
Europe — Generation	728	582	(1)	-	727	582
Asia — Generation	277	355	-	-	277	355
Corp/Other & eliminations	65	(19)	519	511	584	492

Total Revenue	$8,808	$7,843	$-	$-	$8,808	$7,843

Three Months Ended June 30,	Total Adjusted Gross Margin		Intersegment		External Adjusted Gross Margin
	2011	2010	2011	2010	2011	2010
	(in millions)
Latin America — Generation	$518	$466	$(248)	$(253)	$270	$213
Latin America — Utilities	363	320	253	256	616	576
North America — Generation	131	122	(1)	3	130	125
North America — Utilities	89	93	1	1	90	94
Europe — Generation	93	91	1	2	94	93
Asia — Generation	53	84	-	1	53	85
Corp/Other & eliminations	(14)	(2)	(6)	(10)	(20)	(12)
Reconciliation to Income from Continuing Operations before Taxes
Depreciation and amortization					(311)	(273)
Interest expense					(396)	(389)
Interest income					97	101
Other expense					(38)	(48)
Other income					34	68
Gain on sale of investments					1	-
Asset impairment expense					(33)	(1)
Foreign currency transaction gains (losses) on net monetary position					38	(71)
Other non-operating expense					-	(5)

Income from continuing operations before taxes and equity in earnings of affiliates					$625	$556

Six Months Ended June 30,	Total Adjusted Gross Margin		Intersegment		External Adjusted Gross Margin
	2011	2010	2011	2010	2011	2010
	(in millions)
Latin America — Generation	$988	$860	$(487)	$(504)	$501	$356
Latin America — Utilities	704	619	498	511	1,202	1,130
North America — Generation	257	260	3	7	260	267
North America — Utilities	179	206	1	1	180	207
Europe — Generation	199	216	2	3	201	219
Asia — Generation	98	153	1	2	99	155
Corp/Other & eliminations	25	7	(18)	(20)	7	(13)
Reconciliation to Income from Continuing Operations before Taxes
Depreciation and amortization					(607)	(539)
Interest expense					(747)	(770)
Interest income					192	209
Other expense					(55)	(60)
Other income					50	77
Gain on sale of investments					7	-
Asset impairment expense					(33)	(1)
Foreign currency transaction gains (losses) on net monetary position					71	(122)
Other non-operating expense					-	(5)

Income from continuing operations before taxes and equity in earnings of affiliates					$1,328	$1,110

Assets by segment as of June 30, 2011 and December 31, 2010 were as follows:

	Total Assets
	June 30, 2011	December 31, 2010
	(in millions)
Assets
Latin America — Generation	$10,584	$10,373
Latin America — Utilities	10,344	10,081
North America — Generation	4,403	4,681
North America — Utilities	3,182	3,139
Europe — Generation	4,643	4,178
Asia — Generation	1,702	1,762
Discontinued businesses	226	258
Corp/Other & eliminations	7,551	6,039

Total Assets	$42,635	$40,511

13. OTHER INCOME (EXPENSE)

The components of other income for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Extinguishment of liability	$-	$62	$-	$62
Gain on sale of assets	14	-	16	-
Other	20	6	34	15

Total other income	$34	$68	$50	$77

Other income generally includes gains on asset sales and extinguishments of liabilities, favorable judgments on contingencies and income from miscellaneous transactions.

Other income of $34 million for the three months ended June 30, 2011 was primarily related to the gain on sale of mineral rights and land in Indiana at IPL, and the receipt of insurance proceeds related to a claim in Panama for damage associated with the Esti tunnel. Other income of $68 million for the three months ended June 30, 2010 was primarily related to the extinguishment of a swap liability owed by two of our Brazilian subsidiaries, resulting in the recognition of a $62 million gain. The net impact to the Company after taxes and noncontrolling interest was $9 million.

Other income of $50 million for the six months ended June 30, 2011 was primarily related to the gain on sale at IPL and receipt of insurance proceeds described above. Other income of $77 million for the six months ended June 30, 2010 was primarily related to the extinguishment of the swap liability described above.

The components of other expense for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Wind Generation transaction costs	$-	$22	$-	$22
Loss on sale and disposal of assets	17	12	29	19
Loss on extinguishment of debt	15	9	15	9
Other	6	5	11	10

Total other expense	$38	$48	$55	$60

Other expense generally includes losses on asset sales, losses on the extinguishment of debt, contingencies and losses from miscellaneous transactions.

Other expense of $38 million for the three months ended June 30, 2011 was primarily comprised of a loss related to the early retirement of senior notes due in 2011 at IPALCO, and a loss on disposal of assets at Eletropaulo. Other expense of $48 million for the three months ended June 30, 2010 was primarily comprised of the write-off of previously capitalized transaction costs of $22 million that were incurred in connection with the preparation for the sale of a noncontrolling interest in our Wind Generation business. The costs were written off upon the expiration of the letter of intent (“LOI”) with China Investment Corporation (“CIC”) on June 30, 2010. AES and CIC mutually agreed to allow the LOI to expire at that time. Other expense also included a loss of $9 million on debt extinguishment at the Parent Company from the retirement of senior notes and a loss on disposal of assets at Eletropaulo and Gener.

Other expense of $55 million for the six months ended June 30, 2011 included early retirement of senior notes due in 2011 at IPALCO and loss on disposal of assets at Eletropaulo, as discussed above. Other expense of $60 million for the six months ended June 30, 2010 included the write-off of previously capitalized transaction costs discussed above, a loss on debt extinguishment at the Parent Company described above and a loss on disposal of assets at Eletropaulo and Gener.

14. IMPAIRMENTS

Asset impairment expense was $33 million for the three and six months ended June 30, 2011 and $1 million for the three and six months ended June 30, 2010.

During the three months ended June 30, 2011, the Company recognized asset impairment expense of $33 million for the long-lived assets of Kelanitissa, our diesel-fired generation plant in Sri Lanka. We have continued

to evaluate the recoverability of our long-lived assets at Kelanitissa as a result of both the existing government regulation which may require the government to acquire an ownership interest and the current expectation of future losses. Our evaluation during the quarter indicated that the long-lived assets were no longer recoverable and accordingly they were written down to their estimated fair value of $33 million at June 30, 2011 based on a discounted cash flow analysis. The long-lived assets had a carrying amount of $66 million prior to the recognition of asset impairment expense. Given the timing of payments under Kelanitissa’s PPA with the off taker, it is possible further impairment charges may be required in the future.

15. DISCONTINUED OPERATIONS AND HELD FOR SALE BUSINESSES

Discontinued operations includes the results of the following generation businesses:

•	Eastern Energy, including Cayuga, Greenidge, Somerset and Westover, in New York

•	Borsod and Tiszapalkonya, in Hungary

•	Ras Laffan, in Qatar (sold in October 2010);

•	Barka, in Oman (sold in August 2010); and

•	Lal Pir and Pak Gen, in Pakistan (sold in June 2010).

For the three and six months ended June 30, 2010, the Company recognized a loss on disposal and impairment losses totaling $9 million and $22 million ($3 million and $10 million, net of tax and noncontrolling interests), respectively, to reflect the change in the carrying value of net assets of Lal Pir and Pak Gen subsequent to meeting the held for sale criteria as of December 31, 2009. The carrying value of net assets was compared to the agreed upon sale proceeds of Lal Pir and Pak Gen, resulting in impairment.

The following table summarizes the revenue, income from operations of discontinued businesses, income tax expense and impairment of discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Revenue	$59	$296	$148	$674

Income (loss) from operations of discontinued businesses	$(24)	$3	$(42)	$48
Income tax benefit (expense)	7	6	13	(5)

Income (loss) from operations of discontinued businesses, net of tax	$(17)	$9	$(29)	$43

Loss on sale of discontinued operations	$-	$(9)	$-	$(22)

16. ACQUISITIONS

In the second quarter of 2011, the Company finalized the purchase price allocation related to the acquisition of Ballylumford. There were no significant adjustments made to the preliminary purchase price allocation recorded in the third quarter of 2010 when the acquisition was completed.

On April 20, 2011, the Company announced the execution of a definitive agreement (the “Merger Agreement”) with DPL Inc. (“DPL”), the parent company of Dayton Power & Light Company, a utility company based in Ohio. Under the terms of the Merger Agreement, AES agreed to acquire DPL for an enterprise value of $4.7 billion, consisting of cash proceeds of $3.5 billion and the assumption of net debt of approximately $1.2 billion. Through its operating subsidiaries DP&L and DPL Energy Resources, DPL serves over 500,000 customers in West Central Ohio. Additionally, DPL operates over 3,800 MW of power generation facilities and provides competitive retail energy services to industrial and commercial customers. Upon closing of the transaction, DPL will become a wholly-owned subsidiary of AES.

The Company entered into commitment letters (the “Commitment Letters”) with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Inc. (together, the “Bridge Providers”) simultaneously with the execution of the Merger Agreement with DPL. The Commitment Letters provide that, subject to certain customary terms and conditions, the Bridge Providers will provide senior unsecured bridge loans in an aggregate principal amount of $3.3 billion (the “Bridge Facilities”) to backstop a portion of the Company’s payment obligations upon consummation of the merger. The Company paid certain customary fees and expenses in connection therewith. The Company expects to permanently finance the acquisition with a combination of non-recourse debt, the issuance of recourse debt at the Parent Company level and cash on hand. During the three months ended June 30, 2011, the Company secured recourse debt of $2.05 billion, which may be used as permanent financing, see Note 8 — Debt, Recourse Debt for further information. The Bridge Facilities of $2.05 billion were no longer required upon securing permanent financing at the Parent Company level and were cancelled during the quarter. The remaining Bridge Facilities of $1.25 billion will continue to serve as a backstop until permanent non-recourse financing for the residual amount is secured at the DPL level.

The Merger Agreement contains certain termination rights and conditions precedent. The Merger Agreement contains certain termination rights for DPL and AES and further provides that, if DPL terminates the Merger Agreement prior to DPL shareholder approval in order to pursue a superior offer, DPL is required to pay AES a termination fee of $106 million. The consummation of the transaction is subject to approval of DPL shareholders, the Public Utilities Commission of Ohio, FERC, and antitrust review under the Hart-Scott-Rodino Act. During June 2011, the proposed merger passed the antitrust review by the Department of Justice and the Federal Trade Commission as required by the Hart-Scott-Rodino Act. Remaining approvals are expected to be completed within the next six to nine months, although there can be no assurance that such approvals will be obtained, or that they will be obtained on reasonable terms. The transaction is also subject to certain other closing conditions. After the announcement of the transaction, certain lawsuits were filed seeking to enjoin the merger and/or seek unspecified monetary damages, some of which name AES as a defendant. The Company does not believe the suits will be successful; however, there can be no assurances regarding the outcome of the litigation.

17. EARNINGS PER SHARE

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

The following tables present a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and six months ended June 30, 2011 and 2010. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended June 30,
	2011			2010
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$191	782	$0.24	$152	795	$0.19
EFFECT OF DILUTIVE SECURITIES
Stock options	-	2	-	-	2	-
Restricted stock units	-	3	-	-	3	-

DILUTED EARNINGS PER SHARE	$191	787	$0.24	$152	800	$0.19

	Six Months Ended June 30,
	2011			2010
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$427	785	$0.55	$322	746	$0.43
EFFECT OF DILUTIVE SECURITIES
Stock options	-	2	-	-	2	-
Restricted stock units	-	3	(0.01)	-	3	-

DILUTED EARNINGS PER SHARE	$427	790	$0.54	$322	751	$0.43

There were approximately 15,930,917 and 17,080,471 additional options outstanding at June 30, 2011 and 2010, respectively, that could potentially dilute basic earnings per share in the future. Those options were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price during the related periods. For the three months ended June 30, 2011 and 2010, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. During the three months ended June 30, 2011, 255,551 shares of common stock were issued upon the exercise of stock options. For the six months ended June 30, 2011 and 2010, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. During the six months ended June 30, 2011, 1,073,539 shares of common stock were issued under the Company’s profit sharing plan and 474,351 shares of common stock were issued upon the exercise of stock options.

18. SUBSEQUENT EVENTS

On July 7, 2011, a subsidiary of the Company completed the acquisition of an additional 10% equity interest in AES-VCM Mong Duong Power Company Limited (“Mong Duong”), a 1,200 MW coal-fired power plant in development in the Quang Ninh province in Vietnam, from Vietnam National Coal-Mineral Industries Group, its minority shareholder. On July 8, 2011, through a subsidiary, the Company sold 30% and 19% equity interests in Mong Duong to PSC Energy Global Co., Ltd. (a wholly owned subsidiary of POSCO Corporation) and Stable Investment Corporation (a wholly owned subsidiary of China Investment Corporation, a related party) respectively, resulting in the Company retaining a 51% indirect equity interest in Mong Duong. The Company is currently evaluating the future impact to the financial statements of these transactions. In addition, on July 8, 2011, Mong Duong entered into a $1.5 billion non-recourse financing arrangement with a consortium of banks to finance the development and construction of the project. There are a number of conditions precedent to closing and there can be no assurance that the financing will close on favorable terms, if at all.

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

The condensed consolidated financial statements included in Item 1. — Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2010 Form 10-K and the June 2011 Form 8-K.

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A. — Risk Factors of our 2010 Form 10-K filed on February 25, 2011 and the Form 10-Q for the first quarter of 2011 filed on May 6, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

Overview of Our Business

We are a global power company. We operate two primary lines of business. The first is our Generation business, where we own and/or operate power plants to generate and sell power to wholesale customers such as utilities, other intermediaries and certain end-users. The second is our Utilities business, where we own and/or operate utilities which distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area and in certain circumstances, sell electricity on the wholesale market. For the six months ended June 30, 2011 our Generation and Utilities businesses comprised approximately 44% and 56% of our consolidated revenue, respectively.

We are also continuing to expand our wind and solar businesses. These initiatives are not material contributors to our operating results, but we believe that certain of these initiatives may become material in the future. For additional information regarding our business, see Item 1. — Business of the June 2011 Form 8-K.

Our Organization and Segments.    The management reporting structure is organized along our two lines of business (Generation and Utilities) and three regions: (1) Latin America & Africa; (2) North America; and (3) Europe, Middle East & Asia (collectively “EMEA”), each managed by a regional president. The financial reporting segment structure uses the Company’s management reporting structure as its foundation and reflects how the Company manages the business internally. The Company applied the segment reporting accounting guidance, which provides certain quantitative thresholds and aggregation criteria, and concluded that it has the following six reportable segments:

•	Latin America — Generation;

•	Latin America — Utilities;

•	North America — Generation;

•	North America — Utilities;

•	Europe — Generation; and

•	Asia — Generation.

Corporate and Other.    The Company’s Europe Utilities, Africa Utilities, Africa Generation, Wind Generation operating segments and climate solutions and other renewables projects are reported within “Corporate and Other” because they do not meet the criteria to allow for aggregation with another operating segment or the quantitative thresholds that would require separate disclosure under segment reporting accounting guidance. None of these operating segments are currently material to our financial statement presentation of reportable segments, individually or in the aggregate. “Corporate and Other” also includes costs related to corporate overhead which are not directly associated with the operations of our six reportable segments and other intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.

Components of Revenue and Cost of Sales.    Revenue includes revenue earned from the sale of energy from our utilities and the production of energy from our generation plants, which are classified as regulated and unregulated on the condensed consolidated statements of operations, respectively. Cost of sales includes costs incurred directly by the businesses in the ordinary course of business. Examples include electricity and fuel purchases, maintenance, operations, non-income taxes and bad debt expense and recoveries as well as depreciation and general and administrative and support costs, including employee-related costs, that are directly associated with the operations of a particular business. Cost of sales also includes the gains or losses on derivatives (including embedded derivatives other than foreign currency embedded derivatives) associated with the purchase of electricity or fuel.

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

Due to our global presence, the Company has significant exposure to foreign currency fluctuations. The exposure is primarily associated with the impact of the translation of our foreign subsidiaries’ operating results from their local currency to U.S. dollars that is required for the preparation of our consolidated financial statements. Additionally, there is a risk of transaction exposure when an entity enters into transactions, including debt agreements, in currencies other than their functional currency. These risks are further described in Item 1A. — Risk Factors of the 2010 Form 10-K, “Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations.” In the three and six months ended June 30, 2011, changes in foreign currency exchange rates have had a significant impact on our operating results. If the current foreign currency exchange rate volatility continues, our gross margin and other financial metrics could be affected.

Another key driver of our results is our ability to bring new businesses into commercial operations successfully. We currently have approximately 1,260 MW of projects under construction in ten countries. Our prospects for increases in operating results and cash flows are dependent upon successful completion of these projects on time and within budget. However, as disclosed in Item 1A. — Risk Factors of the 2010 Form 10-K, “Our business is subject to substantial development uncertainties,” construction is subject to a number of risks, including risks associated with site identification, financing and permitting and our ability to meet construction deadlines. Delays or the inability to complete projects and commence commercial operations can result in increased costs, impairment of assets and other challenges involving partners and counterparties to our construction agreements, PPAs and other agreements.

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

Key Drivers of Results in the Three Months Ended June 30, 2011

During the three months ended June 30, 2011, the Company’s gross margin increased $17 million and net income attributable to The AES Corporation increased $30 million, while net cash from operating activities decreased $72 million compared to the same period in 2010.

During the three months ended June 30, 2011, the Company benefited from new businesses including Ballylumford, in Northern Ireland, acquired in August 2010 and Angamos I, in Chile, which commenced commercial operation in April 2011. Gener, our generation business in Chile, saw improvements over the prior year due to higher generation at the Electrica Santiago plant running on liquefied natural gas and higher contract and spot prices due to low hydrology, which we do not expect to continue for the second half of 2011. These favorable results were offset by the unfavorable impacts of outages in Panama, the loss of certain contracts at our European generation businesses and reduced spot prices and volume at Masinloc in the Philippines. Absent the favorable impact of foreign currency, gross margin for the Company would have decreased for the quarter. During the three months ended June 30, 2011, gross margin did not increase at the same rate as revenue primarily as a result of a forced outage in Panama and other higher fixed costs, including some one time charges and charges for which we are compensated in the tariff process. Gross margin was also partially impacted by the pass through of fuel costs and purchased energy that increase revenue, but do not have a corresponding impact on gross margin. Net cash from operations decreased in the quarter despite increases in gross margin and net income attributable to The AES Corporation. Net cash from operations was lower in 2011 as a result of lower operating results at New York plants and within our Asia Generation segment, the impact of businesses held for sale and sold during 2010, and increased working capital requirements.

For the remainder of 2011, we expect to face continued challenges at certain of our businesses. The 2011 tariff reset in Brazil has been postponed until late 2011 and its components and their potential impact on our Brazilian utility, Eletropaulo, are uncertain at this time. Additionally, we expect continued challenges at our merchant businesses, such as Kilroot in Northern Ireland and Tisza II in Hungary. In 2010, Masinloc benefited from high spot prices as a result of supply shortages in the Philippines power market. This trend has not continued during the first half of 2011, nor do we expect it to during the remainder of the year. Additionally, the Company identified damage to a tunnel at a hydroelectric plant in Panama in late 2010 which will cause the plant to be offline through mid-2012. Until the ultimate disposition of Eastern Energy in New York, which is classified as held for sale, the Company will continue to see the effects of relatively lower gas prices and a decline in power prices relative to coal. These conditions are not hedged for the remainder of 2011. However, management expects that improved operating performance at certain businesses and growth from newly acquired businesses and businesses expected to commence operations in 2011 may lessen or offset the impact of the challenges described above. However, if these favorable effects do not occur, or if the challenges described above and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move unfavorably, then these adverse factors (or other adverse factors unknown to us) may impact our gross margin and net income attributable to The AES Corporation.

The following briefly describes the key changes in our reported revenue, gross margin, net income attributable to The AES Corporation, diluted earnings per share from continuing operations, Adjusted Earnings per Share (a non-GAAP measure) and net cash provided by operating activities for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 and should be read in conjunction with our Consolidated Results of Operations discussion below.

Performance Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($’s in millions, except per share amounts)
Revenue	$4,544	$3,923	16%	$8,808	$7,843	12%
Gross Margin	$1,019	$1,002	2%	$2,035	$1,963	4%
Net Income Attributable to The AES Corporation	$174	$144	21%	$398	$331	20%
Diluted Earnings per Share from Continuing Operations	$0.24	$0.19	26%	$0.54	$0.43	26%
Adjusted Earnings Per Share (a non-GAAP measure)(1)	$0.28	$0.24	17%	$0.50	$0.51	-2%
Net Cash Provided by Operating Activities	$675	$747	-10%	$1,180	$1,415	-17%

(1)	See reconciliation and definition below under Non-GAAP Measure.

Our second quarter and year-to-date financial results include the following highlights:

Three months ended June 30, 2011:

Revenue increased $621 million, or 16%, to $4.5 billion in the three months ended June 30, 2011 compared with $3.9 billion in the three months ended June 30, 2010. Key drivers of the increase included:

•	the favorable impact of foreign currency of $274 million;

•

the impact of new businesses including Ballylumford, in Northern Ireland, acquired in August 2010 and Angamos, in Chile, and Maritza, in Bulgaria, that commenced commercial operation in April and June 2011, respectively;

•	increased prices and volume at our generation businesses in Argentina and at Gener, in Chile; and

•	increased volume at our Brazilian utilities, driven by increased market demand.

These increases were partially offset by:

•	lower prices at Eletropaulo, our utility in Brazil; and

•	lower volume at Cartagena in Spain.

Gross margin increased $17 million, or 2%, to $1.0 billion in the three months ended June 30, 2011 compared with $1.0 billion in the three months ended June 30, 2010. Key drivers of the increase included:

•	the favorable impact of foreign currency of $61 million;

•	the impact of new businesses including Ballylumford, acquired in August 2010 and Angamos and Maritza that commenced commercial operation in April and June 2011, respectively;

•	increased price and volume at Gener; and

•	an increase in volume at our Brazilian utilities, driven by increased market demand.

These increases were partially offset by:

•	an increase in global fixed costs, particularly in Latin America;

•	the unfavorable impact of outages in Panama;

•	lower prices at our Brazilian utilities; and

•	lower prices and volume at our generation businesses in Europe and at Masinloc in the Philippines.

Net income attributable to The AES Corporation increased $30 million, or 21%, to $174 million in the three months ended June 30, 2011 compared with $144 million in the three months ended June 30, 2010. Key drivers of the increase included:

•

foreign currency gains in 2011 primarily at The AES Corporation due to the valuation of intercompany notes and trade receivables denominated in the Euro and British Pound compared to losses in 2010 at The AES Corporation from the devaluation of notes receivable and cash balances denominated in Euros; and

•

a decrease in income tax expense primarily due to the extension of a favorable U.S. tax law in the fourth quarter of 2010 impacting distributions from certain non-U.S. subsidiaries and expense recorded in the second quarter of 2010 relating to the CEMIG sale transaction.

These increases were partially offset by:

•	a decrease in the net equity in earnings of affiliates primarily due to the gain on sale of our interest in CEMIG recognized during the second quarter of 2010;

•

a decrease in other income related to the extinguishment of a swap liability owned by two of our Brazilian subsidiaries in the second quarter of 2010, partially offset by a gain in the second quarter of 2011 due to a sale of assets at IPL; and

•	impairment losses in Sri Lanka related to our Kelanitissa facility.

Net cash provided by operating activities decreased $72 million, or 10%, to $675 million in the three months ended June 30, 2011 compared with $747 million in the three months ended June 30, 2010. Key drivers of the decrease included:

•	a decrease of $72 million at our North America generation businesses primarily due to reduced operations at our New York plants and higher working capital needs at Puerto Rico;

•

a decrease of $58 million at our Asia generation businesses primarily due to lower operating income and higher working capital requirements at Masinloc in the Philippines, as well as from the sale of Lal Pir and Pak Gen, Barka and Ras Laffan in 2010, whose operations are no longer included in the Company’s cash flows; partially offset by

•	an increase of $51 million at our Latin American Generation businesses primarily due to higher gross margin and collection of VAT receivables.

Six months ended June 30, 2011:

Revenue increased $965 million, or 12%, to $8.8 billion in the six months ended June 30, 2011 compared with $7.8 billion in the six months ended June 30, 2010. Key drivers of the increase included:

•	the favorable impact of foreign currency of $429 million;

•	the impact of new businesses including Ballylumford, acquired in August 2010 and Angamos and Maritza, which commenced commercial operations in April and June 2011, respectively;

•	increased price and volume at Gener and our generation businesses in Argentina; and

•	increased volume at our Brazilian utilities, driven by increased market demand.

These increases were partially offset by:

•	lower prices at our utility businesses in Brazil;

•	lower volume at Cartagena and Tisza II; and

•	lower spot prices and volume at Masinloc.

Gross margin increased $72 million, or 4%, to $2.0 billion in the six months ended June 30, 2011 compared with $2.0 billion in the six months ended June 30, 2010. Key drivers of the increase included:

•	the favorable impact of foreign currency of $97 million;

•	the impact of new businesses including Ballylumford, acquired in August 2010, and Angamos, which commenced commercial operation in April 2011;

•	increased price and volume at Gener; and

•	increased volume at our Brazilian utilities, driven by increased market demand.

These increases were partially offset by:

•	an increase in global fixed costs, particularly in Latin America;

•	the unfavorable impact of outages in Panama;

•	lower prices at our Brazilian utility business;

•	lower spot prices and volume at Masinloc

•	lower prices at Kilroot; and

•	lower volume at IPL in Indiana.

Net income attributable to The AES Corporation increased $67 million, or 20%, to $398 million in the six months ended June 30, 2011 compared with $331 million in the six months ended June 30, 2010. Key drivers of the increase included:

•

foreign currency gains in 2011 primarily at The AES Corporation due to the valuation of intercompany notes receivable and cash balances denominated in the Euro and British Pound compared to losses in 2010 at The AES Corporation from the devaluation of notes receivable and cash balances denominated in Euros;

•

a decrease in income tax expense primarily due to the extension of a favorable U.S. tax law in the fourth quarter of 2010 impacting distributions from certain non-U.S. subsidiaries and expense recorded in the second quarter of 2010 relating to the CEMIG sale transaction; and

•	an increase in gross margin as described above.

These increases were partially offset by:

•	a decrease in net equity in earnings of affiliates primarily due to the gain on sale of the Company’s interest in CEMIG recognized during the second quarter of 2010;

•

a decrease in other income primarily related to the extinguishment of a swap liability owned by two of our Brazilian subsidiaries in the second quarter of 2010, partially offset by a gain in 2011 due to a sale of assets at IPL; and

•	impairment losses in Sri Lanka related to our Kelanitissa facility.

Net cash provided by operating activities decreased $235 million, or 17%, to $1.2 billion in the six months ended June 30, 2011 compared with $1.4 billion in the six months ended June 30, 2010. Please refer to Consolidated Cash Flows — Operating Activities for further discussion.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Reconciliation of Adjusted Earnings Per Share
Diluted earnings per share from continuing operations	$0.24		$0.19		$0.54		$0.43
Derivative mark-to-market (gains)/losses(1)	-		(0.02)		(0.01)		(0.01)
Currency transaction (gains)/losses(2)	(0.01)		0.06		(0.08)		0.08
Disposition/acquisition (gains)/losses	-		-	(3)	-		-	(3)
Impairment losses	0.04	(4)	-		0.04	(4)	-
Debt retirement (gains)/losses	0.01	(5)	0.01	(6)	0.01	(5)	0.01	(6)

Adjusted earnings per share	$0.28		$0.24		$0.50		$0.51

(1)

Derivative mark-to-market (gains)/losses were net of income tax per share of $0.00 and $(0.01) in the three months ended June 30, 2011 and 2010, and of $(0.01) and $0.00 in the six months ended June 30, 2011 and 2010, respectively.

(2)

Unrealized foreign currency transaction (gains)/losses were net of income tax per share of $0.00 and $(0.01) in the three months ended June 30, 2011 and 2010, respectively, and of $0.00 and $(0.01) in the six months ended June 30, 2011 and 2010, respectively.

(3)

The Company did not adjust for the gain or the related tax effect from the sale of its indirect investment in CEMIG in its determination of Adjusted EPS because the gain was recognized by an equity method investee. The Company does not adjust for transactions of its equity method investees in its determination of Adjusted EPS.

(4)	Amount includes impairment at Kelanitissa of $33 million ($30 million, or $0.04 per share, net of noncontrolling interest)
(5)	Amount includes loss on retirement of debt at IPL of $15 million ($10 million, or $0.01 per share, net of income tax).
(6)	Amount includes loss on retirement of Parent Company debt of $9 million ($6 million, or $0.01 per share, net of income tax).

Management’s Priorities

Management continues to focus on the following priorities:

•

To obtain the remaining permanent financing and resolve the remaining conditions precedent to allow us to close the acquisition of DPL, Inc. For a discussion of risks related to the DPL transaction, see Item 1A. — Risk Factors in our Form 10-Q for the quarter ended March 31, 2011;

•	Continued execution of our disciplined capital allocation strategy to maximize shareholder value through acquisitions, greenfield development and debt reductions and/or share repurchases;

•

Achieving full commercial operation at Maritza in Bulgaria. At the end of 2010, the Company experienced certain commissioning delays, and has only started partial operations with production now at 494 MW, as further described in Key Trends and Uncertainties — Development below;

•	Strategic portfolio management of existing projects including restructuring and/or potential sales of certain North America generation subsidiaries, such as Eastern Energy;

•	Improvement of operations in the existing portfolio;

•	Achieving cost savings through the alignment of overhead costs with business requirements, systems automation and optimal allocation of business development spending;

•	Repairing the Esti hydro tunnel in Panama, as further described in Key Trends and Uncertainties — Operations below; and

•

Completion of an approximately 1,260 MW (including the remaining capacity at Maritza) construction program on time and within budget; and the integration of new projects. During the three months ended June 30, 2011, the following projects commenced commercial operations:

Project	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)
Maritza(1)	Bulgaria	Coal	494	100%
Angamos I	Chile	Coal	264	71%

(1)	Represents partial commencement of 670 MW total design capacity.

Key Trends and Uncertainties

Our operations continue to face many risks as discussed in Item 1A. — Risk Factors of the 2010 Form 10-K. Some of these challenges are also described above in “Key Drivers of Results in the Three Months Ended June 30, 2011”. We continue to monitor our operations and address challenges as they arise.

Development. During the quarter, the Company successfully completed construction and commenced commercial operations at projects totaling approximately 758 MW, including commencement of commercial operations at Maritza, a 670 MW coal-fired project in Bulgaria. After certain delays, Maritza began commercial operations on June 3, 2011. The project assets are currently supplying electricity at a reduced capacity level of 494 MW while engineering efforts continue to bring operations up to the full design capacity of 670 MW. As a result of these delays, the project debt is in default and the Company is working with its lenders to resolve the default. In addition, the Company is in litigation with the contractor regarding the cause of delays. The EPC contract was terminated for cause by the Company during the first quarter of 2011. At this time, we believe that Maritza will achieve commercial operations at full capacity by the end of 2011. However, due to the inherent uncertainties associated with development and construction, commercial operations at full capacity could be delayed beyond this time frame. As discussed in Item 1A. — Risk Factors — Our business is subject to substantial development uncertainties of the 2010 Form 10-K, our development projects are subject to uncertainties. There can be no assurance that Maritza will achieve commercial operations at full capacity, resolve the default with the lenders or prevail in the litigation referenced above, which could result in the loss of some or all of our investment or require additional funding for the project. Any of these events could have a material adverse effect on the Company’s operating results or financial position.

In addition, the Company has a number of additional projects under construction which are expected to commence commercial operations in 2011, including Angamos II, Changuinola, and a number of wind and solar projects. While we expect these projects will be completed on time, there can be no assurance that these projects will commence commercial operations on time and on budget, due to the inherent uncertainties associated with the development process. For further discussion of the risks associated with development, see Item 1A. — Risk Factors — Our business is subject to substantial development uncertainties of the 2010 Form 10-K.

Operations. Beginning in August 2010 the Esti power plant, a 120 MW run-of-river hydroelectric power plant in Panama, experienced a reduction in power generation. Following an inspection of its tunnel infrastructure in October 2010, which indicated damage, the plant was taken off line. A significant repair of the Esti tunnel and additional surrounding support structures was deemed necessary to allow the plant to continue operation and to prevent future potential damage to the tunnel. AES Panama is partially covered for business interruption losses and property damage under existing insurance programs. In June 2011, AES Panama entered into a contract for the repair of the Esti tunnel and the surrounding support structures. Under the contract, the repairs will be performed over an 11-month period. The Esti power plant is projected to resume operations by the second quarter of 2012. However due to the inherent uncertainties associated with construction, it is possible that commercial operations may resume after this timeframe.

Indiana Tree Trimming Regulation.    In February 2009, an IPL customer filed a formal complaint claiming IPL’s tree trimming practices were unreasonable and expressed concerns with language contained in IPL’s tariff that addressed IPL’s tree trimming and tree removal rights. Subsequently, the Indiana Utility Regulatory Commission (“IURC”) initiated a generic investigation into electric utility tree trimming practices and tariffs in Indiana. In November 2010, the IURC issued an order in the investigation, which imposed additional requirements on the conduct of tree trimming. The order included requirements on utilities to provide advance customer notice and obtain customer consent or additional easements if existing easements and rights of way are insufficient to permit pruning in accordance with the required industry standards or in the event that a tree would need to have more than 25% of its canopy removed. The order also directed that a rulemaking would be initiated to further address vegetation management practices. In December 2010, notices of appeal and petitions for reconsideration, clarification and/or rehearing were filed by multiple parties, including IPL.

On July 7, 2011, the IURC issued an additional tree trimming order which did not provide the relief IPL was seeking, but clarified utility customer notice requirements and the relationship of the order to property rights and tariff requirements. It also clarified that in cases of emergency or public safety, utilities may, without customer consent, remove more than 25% of a tree or trim beyond existing easement or right of way boundaries to remedy the situation. The IURC is currently in the process of promulgating formal rules to implement the order. IPL and other interested parties will participate in this rulemaking process. It is not possible to predict the outcome of this matter, but these proceedings could significantly increase IPL’s vegetation management costs and the costs of defending IPL’s vegetation management program in litigation, which could have a material impact on our consolidated financial statements.

Global Economic Considerations.    During the past few years, economic conditions in some countries where our subsidiaries conduct business have deteriorated. Although the economic conditions in several of these countries have improved in recent months, our businesses could be impacted in the event these recent trends do not continue.

Our business or results of operations could be impacted if we or our subsidiaries are unable to access the capital markets on favorable terms or at all, are unable to raise funds through the sale of assets or are otherwise unable to finance or refinance our activities. At this time, Europe continues to face a sovereign debt crisis, the impacts of which are described below, while there is also some uncertainty about the credit rating of the U.S. government. There can be no assurance at this time when and how this matter will be resolved or its effects on the overall U.S. economy or interest rates. In the event that the credit rating of the U.S. Government is lowered, there could be a material adverse impact on the Company if it results in increased interest rates, particularly on our variable rate debt or impairs our ability to complete financing transactions in debt markets in the U.S. or abroad, or complete such transactions on favorable terms. For example, the Company obtained committed bridge financing for the DPL acquisition in April 2011 and was able to secure permanent financing for over $2 billion during the second quarter of 2011. Subject to the availability and conditions in the debt markets, the remaining $1.25 billion of permanent financing is expected to be in place by the end of the 2011. In the event that the Company is unable to obtain permanent financing for the remaining $1.25 billion, it may be required to fund the acquisition through the bridge facility it negotiated with certain lenders, which are on terms that may not be as favorable as permanent financing loans. In addition, the bridge facility has conditions precedent of its own and if these conditions are not fulfilled, funding under the bridge may not be available to finance the closing of the transaction. The Company could also be adversely affected if capital market disruptions result in increased borrowing costs (including with respect to interest payments on the Company’s or our subsidiaries’ variable rate debt) or if commodity prices affect the profitability of our plants or their ability to continue operations. Additionally, the Company could be adversely affected if general economic or political conditions in the markets where our subsidiaries operate deteriorate, resulting in a reduction in cash flow from operations, a reduction in the availability and/or an increase in the cost of capital, or if the value of our assets remain depressed or decline further. Any of the foregoing events or a combination thereof could have a material impact on the Company, its results of operations, liquidity, financial covenants, and/or its credit rating.

Our subsidiaries are subject to credit risk, which includes risk related to the ability of counterparties (such as parties to our PPAs, fuel supply agreements, hedging agreements and other contractual arrangements) to deliver contracted commodities or services at the contracted price or to satisfy their financial or other contractual obligations. The Company has not suffered any material effects related to its counterparties during the six months ended June 30, 2011. However, if macroeconomic conditions impact our counterparties, they may be unable to meet their commitments which could result in the loss of favorable contractual positions, which could have a material impact on our business.

In addition, during the past year, certain European countries have faced a sovereign debt crisis and it is possible that other nations could be affected. This crisis has resulted in an increased risk of default by governments and the implementation of austerity measures in certain countries. If the crisis continues, worsens, or spreads, there could be a material adverse impact on the Company. Our businesses may be impacted if they are unable to access the capital markets, face increased taxes or labor costs, or if governments fail to fulfill their obligations to us or adopt austerity measures which adversely impact our projects. In addition, as discussed in Item 1A. — Risk Factors — Our renewable energy projects and other initiatives face considerable uncertainties including development, operational and regulatory challenges of the 2010 Form 10-K, our renewables businesses are dependent on favorable regulatory incentives, including subsidies, which are provided by sovereign governments, including European governments. If these subsidies or other incentives are reduced or repealed, or sovereign governments are unable or unwilling to fulfill their commitments or maintain favorable regulatory incentives for renewables, in whole or in part, this could impact the ability of the affected businesses to continue to grow their operations. For example, the Spanish government recently issued a decree which limits the feed-in-tariff and number of photovoltaic hours eligible for the feed-in-tariff and the Italian government recently published a decree which restricts the size of projects on agricultural land and ends the current feed-in-tariff for projects not interconnected by May 31, 2011. On May 5, 2011, the Italian government established the new feed-in-tariff for projects not interconnected by May 31, 2011, resulting in an approximate 30% reduction to the current tariff. These decrees may adversely impact AES Solar Energy Ltd. in Spain and Italy. For further information on the Spain decree see Item 1. — Regulatory — Spain of the 2010 Form 10-K. In addition, any of the foregoing could also impact contractual counterparties of our subsidiaries in core power or renewables. If such counterparties are adversely impacted, then they may be unable to meet their commitments to our subsidiaries. For further information on the importance of long-term contracts and our counterparty credit risk, see Item 1A. — Risk Factors — We may not be able to enter into long-term contracts, which reduce volatility in our results of operations…” of the 2010 Form 10-K. As a result of any of the foregoing events, we may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value and/or face the possibility that these projects cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company. The Company’s investment in AES Solar Energy Ltd., whose primary operations are in Europe, was $264 million at June 30, 2011. During the six months ended June 30, 2011, in connection with the Italian decree noted above, AES Solar Energy Ltd. recognized an impairment of $20 million on its assets, of which AES’s share was $10 million.

If global economic conditions worsen, it could also affect the prices we receive for the electricity we generate or transmit. Utility regulators or parties to our generation contracts may seek to lower our prices based on prevailing market conditions as PPAs, concession agreements or other contracts come up for renewal or reset. In addition, rising fuel and other costs coupled with contractual price or tariff decreases could restrict our ability to operate profitably in a given market. Each of these factors, as well as those discussed above, could result in a decline in the value of our assets including those at the businesses we operate, our equity investments and projects under development and could result in asset impairments that could be material to our operations. We continue to monitor our projects and businesses.

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

We have continued to evaluate the recoverability of our long-lived assets at Kelanitissa, our diesel-fired generation plant in Sri Lanka, as a result of both the existing government regulation which may require the government to acquire an ownership interest and the current expectation of future losses. Our evaluation during the quarter indicated that the long-lived assets were no longer recoverable and accordingly, they were written down to their estimated fair value of $33 million at June 30, 2011 based on a discounted cash flow analysis. The long-lived assets had a carrying amount of $66 million prior to the $33 million impairment charge recognized by the Company during the three months ended June 30, 2011. Given the timing of payments under Kelanitissa’s PPA with the off taker, it is possible further impairment charges may be required in the future.

Our utility businesses are subject to significant government laws and regulations. Changes in these regulations are often uncertain and difficult to predict. In particular, our inability to predict, influence or respond appropriately to changes in law or regulatory schemes, including the inability to obtain expected or contracted increases in electricity tariff rates or tariff adjustments for increased expenses, could have an unfavorable impact on the results of operations of these businesses. For example, since 2005, one of our distribution companies in Argentina has only received partial increases in its tariff associated with operational costs and cost of capital. Operating deficits and unfunded capital investments have been subsidized by the Company. Further delays in receiving the remaining portion of the tariff could adversely affect the carrying amount of the distribution company.

Goodwill.     The Company seeks business acquisitions as one of its growth strategies. We have achieved significant growth in the past as a result of several business acquisitions, which also resulted in the recognition of goodwill. As noted in Item 1A. — Risk Factors of the 2010 Form 10-K, there is always a risk that “Our acquisitions may not perform as expected.” The benefits of goodwill are typically realized through the future operating results of an acquired business. Management believes that the recoverability of goodwill is positively correlated with the economic environments in which our acquired businesses operate and a severe economic downturn could negatively impact the recoverability of goodwill. Also, the evolving environmental regulations, including GHG regulations, around the globe continue to increase the operating costs of our generation businesses. In extreme situations, the environmental regulations could even make a once profitable business uneconomical. In addition, most of our generation businesses have a finite life and as the acquired businesses reach the end of their finite lives, the carrying amount of goodwill is gradually recovered through their periodic operating results. The accounting guidance, however, prohibits the systematic amortization of goodwill and rather requires an annual impairment evaluation. Thus, as some of our acquired businesses approach the end of their finite lives, they may incur goodwill impairment charges even if there are no discrete adverse changes in the economic environment.

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

Legislation and Regulation of GHG Emissions

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

Potential U.S. Federal GHG Legislation    Federal legislation passed the U.S. House of Representatives in 2009 that, if adopted, would have imposed a nationwide cap-and-trade program to reduce GHG emissions. This legislation was never signed into law, and is no longer under consideration. In the U.S. Senate, several different draft bills pertaining to GHG legislation have been considered, including comprehensive GHG legislation similar to the legislation that passed the U.S. House of Representatives and more limited legislation focusing only on the utility and electric generation industry. It is uncertain whether any legislation pertaining to GHG emissions will be voted on and passed by the U.S. Senate and House of Representatives. If any such legislation is enacted into law, the impact could be material to the Company.

EPA GHG Regulation    The EPA has promulgated regulations governing GHG emissions from automobiles under the CAA. The effect of the EPA’s regulation of GHG emissions from mobile sources is that certain provisions of the CAA will also apply to GHG emissions from existing stationary sources, including many U.S. power plants. In particular, beginning January 2, 2011, construction of new stationary sources and modifications to existing stationary sources that result in increased GHG emissions became subject to permitting requirements under the prevention of significant deterioration (“PSD”) program of the CAA. The PSD program, as currently applicable to GHG emissions, requires sources that emit above a certain threshold of GHGs to obtain PSD permits prior to commencement of new construction or modifications to existing facilities. In addition, major sources of GHG emissions may be required to amend, or obtain new, Title V air permits under the CAA to reflect any new applicable GHG emissions requirements for new construction or for modifications to existing facilities.

The EPA promulgated a final rule on June 3, 2010 (the “Tailoring Rule”) that sets thresholds for GHG emissions that would trigger PSD permitting requirements. The Tailoring Rule, which became effective in January of 2011, provides that sources already subject to PSD permitting requirements need to install Best Available Control Technology (“BACT”) for greenhouse gases if a proposed modification would result in the increase of more than 75,000 tons per year of GHG emissions. Also, under the Tailoring Rule, any new sources of GHG emissions that would emit over 100,000 tons per year of GHG emissions, in addition to any modification that would result in GHG emissions exceeding 75,000 tons per year, require PSD review and are subject to related permitting requirements. The EPA anticipates that it will adjust downward the permitting thresholds of 100,000 tons and 75,000 tons for new sources and modifications, respectively, in future rulemaking actions. The Tailoring Rule substantially reduces the number of sources subject to PSD requirements for GHG emissions and the number of sources required to obtain Title V air permits, although new thermal power plants may still be subject to PSD and Title V requirements because annual GHG emissions from such plants typically far exceed the 100,000 ton threshold noted above. The 75,000 ton threshold for increased GHG emissions from modifications to existing sources may reduce the likelihood that future modifications to plants owned by some of our United States subsidiaries would trigger PSD requirements, although some projects that would expand capacity or electric output are likely to exceed this threshold, and in any such cases the capital expenditures necessary to comply with the PSD requirements could be significant.

In December 2010, the EPA entered into a settlement agreement with several states and environmental groups to resolve a petition for review challenging the EPA’s new source performance standards (“NSPS”) rulemaking for electric utility steam generating units (“EUSGUs”) based on the NSPS’s failure to address GHG emissions. Under the settlement agreement, the EPA had committed to propose GHG emissions standards for EUSGUs by July 26, 2011. The EPA has announced that it will delay the proposal of such standards until September 30, 2011. The EPA has also committed to finalize GHG NSPS for EUSGUs by May 26, 2012. The NSPS will establish GHG emission standards for newly constructed and reconstructed EUSGUs. The NSPS also will establish guidelines regarding the best system for achieving further GHG emissions reductions from existing EUSGUs. Based on the guidelines, individual states will be required to develop regulations establishing GHG performance standards for existing EUSGUs within their states. It is impossible to estimate the impact and compliance cost associated with any future NSPS applicable to EUSGUs until such regulations are finalized. However, the compliance costs could have a material and adverse impact on our consolidated financial condition or results of operations.

Regional Greenhouse Gas Initiative    To date, the primary regulation of GHG emissions affecting the Company’s U.S. plants has been through the Regional Greenhouse Gas Initiative (“RGGI”). Under RGGI, ten northeastern states have coordinated to establish rules that require reductions in CO2 emissions from power plant operations within those states through a cap-and-trade program. States participating in RGGI in which our subsidiaries have generating facilities include Connecticut, Maryland, New York and New Jersey. Under RGGI, power plants must acquire one carbon allowance through auction or in the emission trading markets for each ton of CO2 emitted. As noted in the Company’s 2010 Form 10-K, we have estimated the costs to the Company of compliance with RGGI to be approximately $15 million for 2011.

International GHG Regulation    The primary international agreement concerning GHG emissions is the Kyoto Protocol, which became effective on February 16, 2005 and requires the industrialized countries that have ratified it to significantly reduce their GHG emissions. The vast majority of the developing countries which have ratified the Kyoto Protocol have no GHG emissions reduction requirements. Many of the countries in which the Company’s subsidiaries operate have no emissions reduction obligations under the Kyoto Protocol. In addition, of the 28 countries in which the Company’s subsidiaries operate, all but one — the United States (including Puerto Rico) — have ratified the Kyoto Protocol. The first commitment period under the Kyoto Protocol is currently expected to expire at the end of 2012, and countries have been unable to agree on a successor commitment period. The next annual United Nations conference to develop a successor international agreement is scheduled for November 2011 in South Africa. It currently appears unlikely that a successor agreement will be reached at such conference; however, if a successor agreement is reached the impact could be material to the Company.

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

The EPA promulgated the “Clean Air Interstate Rule” (“CAIR”) on March 10, 2005, which required allowance surrender for SO2 and NOX emissions from existing power plants located in 28 eastern states and the District of Columbia. CAIR was subsequently challenged in federal court, and on July 11, 2008, the United States Court of Appeals for the D.C. Circuit issued an opinion striking down much of CAIR and remanding it to the EPA. In response to the D.C. Circuit’s opinion, on July 7, 2011, the EPA issued a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone in 27 States,” which is now referred to as the Cross-State Air Pollution Rule (“CSAPR”). Starting in 2012, the CSAPR requires significant reductions in SO2 and NOx emissions from covered sources, such as power plants, in many states in which subsidiaries of the Company operate. Once fully implemented in 2014, the rule requires additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels. The CSAPR will be implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of new emissions allowances that the EPA will create. The CSAPR contemplates limited interstate and intra-state trading of emissions allowances by covered sources. Initially, at least through 2012, the EPA will issue emissions allowances to affected power plants based on state emissions budgets established by the EPA under the CSAPR. The availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time. To comply with the CSAPR, additional pollution control technology may be required by some of our subsidiaries, and the cost of implementing any such technology could affect the financial condition or results of operations of these subsidiaries or the Parent Company. Additionally, compliance with the CSAPR could require the purchase of newly issued allowances, the switch to higher priced, lower sulfur coal or the retirement of existing generating units. While the capital costs, other expenditures or operational restrictions necessary to comply with the CSAPR cannot be specified at this time, the Company anticipates that the CSAPR may have a material impact on the Company’s business and results of operations.

As a result of prior EPA determinations and the D.C. Circuit Court ruling, the EPA is obligated under Section 112 of the CAA to develop a rule requiring pollution controls for hazardous air pollutants, including mercury, hydrogen chloride, hydrogen fluoride, and other metal species from coal and oil-fired power plants. The EPA has entered into a consent decree under which it is obligated to finalize the rule by November 2011. In connection with such rule, the CAA requires the EPA to establish maximum achievable control technology (“MACT”) standards for each pollutant regulated under the rule. MACT is defined as the emission limitation achieved by the “best performing 12%” of sources in the source category. The EPA published a proposed rule on May 3, 2011 that would establish national emissions standards for hazardous air pollutants (“NESHAP”) from coal- and oil-fired electric utility steam generating units. The rule, as currently proposed, may require all coal-fired power plants to install acid gas control technology, upgrade particulate control devices and/or install some other type of mercury control technology, such as sorbent injection. The EPA is receiving public comments on the proposed rule and the comment period for the proposed rule has been extended until August 4, 2011. Such public comments will be considered by the EPA prior to promulgating a final rule. Most of the United States coal-fired plants operated by the Company’s subsidiaries have acid gas scrubbers or comparable control technologies, but as proposed there are other improvements to such control technologies that may be needed at some of the Company’s plants. Under the CAA, compliance is required within three years of the effective date of the rule; however, the compliance period for a unit, or group of units, may be extended by state permitting authorities (for one additional year) or through a determination by the President (for up to two additional years). At this time, the Company cannot predict the extent of the final regulations for hazardous air pollutants, but the cost of compliance with any such regulations could be material.

Other International Air Emissions Regulations and Legislation

On January 18, 2011, the President of Chile approved a new air emissions regulation submitted to him by the national environmental regulatory agency (“CONAMA”). The new regulation establishes limits on emissions of NOX, SO2, metals and particulate matter for both existing and new thermal power plants, with more stringent limitations on new facilities. The regulation became effective on June 23, 2011. The regulation will require AES Gener, the Company’s Chilean subsidiary, to install emissions reduction equipment at its existing thermal plants from late 2011 through 2015. The costs of compliance with such regulation have not yet been determined and the Company believes some of the compliance costs are contractually passed through to counterparties. However, the compliance costs could be material.

Cooling Water Intake Regulations

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

The EPA is accepting public comments on the proposed rule until August 18, 2011, and will consider the public comments with a view to issuing a final rule by July of 2012. Until such regulations are final, the EPA has instructed state regulatory agencies to use their best professional judgment in determining how to evaluate what constitutes “best technology available” for protecting fish and other aquatic organisms from cooling water intake structures. Certain states in which the Company operates power generation facilities, such as New York, have been delegated authority and are moving forward with best technology available determinations in the absence of any final rule from the EPA. On September 27, 2010, the California Office of Administrative Law approved a policy adopted by the California Water Resources Control Board with respect to power plant cooling water intake structures. This policy became effective on October 1, 2010, and establishes technology-based standards to implement Section 316(b) of the U.S. Clean Water Act. At this time, it is contemplated that the Company’s Redondo Beach, Huntington Beach and Alamitos power plants in California will need to have in place best technology available by December 31, 2020, or repower the facilities. At present, the Company cannot predict the final requirements under Section 316(b) or whether compliance with the anticipated new 316(b) rule will have a material impact on our operations or results, but the Company expects that capital investments and/or modifications resulting from such requirements could be significant.

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

Indiana Senate Bill 251

In May 2011, Senate Bill 251 became a law in the State of Indiana. Among other provisions, the law provides Indiana utilities, including IPL, with a means for recovering 80% of costs incurred to comply with federal mandates through a periodic retail rate adjustment mechanism, and additional cost recovery is possible through a subsequent general rate case. This includes, among other things, costs to comply with regulations from the EPA, including capital intensive requirements and/or proposals described herein, such as those relating to cooling water intake regulations, waste management and coal combustion byproducts.

Some of the most important features of Senate Bill 251 to IPL are as follows: any energy utility in Indiana seeking to recover federally mandated costs incurred in connection with a compliance project shall apply to the Indiana Utility Regulatory Commission (“IURC”) for a certificate of public convenience and necessity (“CPCN”) for the compliance project. It sets forth certain factors that the IURC must consider in determining whether to grant a CPCN. It further specifies that if the IURC approves a proposed compliance project and the projected federally mandated costs associated with the project, the following apply: (i) 80% of the approved costs shall be recovered by the energy utility through a periodic retail rate adjustment mechanism; (ii) 20% of the approved costs shall be deferred and recovered by the energy utility as part of the next general rate case filed by the energy utility with the IURC; and (iii) actual costs exceeding the projected federally mandated costs of the approved compliance project by more than 25% shall require specific justification and approval by the IURC before being authorized in the energy utility’s next general rate case.

Recent Events

On July 7, 2011, a subsidiary of the Company completed the acquisition of an additional 10% equity interest in AES-VCM Mong Duong Power Company Limited (“Mong Duong”), a 1,200 MW coal-fired power plant in development in the Quang Ninh province in Vietnam, from Vietnam National Coal-Mineral Industries Group, its minority shareholder. On July 8, 2011, through a subsidiary, the Company sold 30% and 19% equity interests in Mong Duong to PSC Energy Global Co., Ltd. (a wholly owned subsidiary of POSCO Corporation) and Stable Investment Corporation (a wholly owned subsidiary of China Investment Corporation, a related party) respectively, resulting in the Company retaining a 51% indirect equity interest in Mong Duong. The Company is currently evaluating the future impact to the financial statements of these transactions. In addition, on July 8, 2011, Mong Duong entered into a $1.5 billion non-recourse financing arrangement with a consortium of banks to finance the development and construction of the project. There are a number of conditions precedent to closing and there can be no assurance that the financing will close on favorable terms, if at all. Even if the project does reach financial close, Mong Duong will face challenges related to the development and construction process. For a discussion of the risks associated with development, see Item 1A.—Risk Factors—Our business is subject to substantial development uncertainties in the 2010 Form 10-K.

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ change	% change	2011	2010	$ change	% change
	(in millions, except per share amounts)				(in millions, except per share amounts)
Revenue:
Latin America Generation	$1,377	$1,084	$293	27%	$2,508	$2,067	$441	21%
Latin America Utilities	2,013	1,770	243	14%	3,917	3,535	382	11%
North America Generation	372	369	3	1%	744	760	(16)	-2%
North America Utilities	280	275	5	2%	569	563	6	1%
Europe Generation	328	260	68	26%	728	582	146	25%
Asia Generation	162	179	(17)	-9%	277	355	(78)	-22%
Corporate and Other(1)	279	242	37	15%	584	492	92	19%
Eliminations(2)	(267)	(256)	(11)	-4%	(519)	(511)	(8)	-2%

Total Revenue	$4,544	$3,923	$621	16%	$8,808	$7,843	$965	12%

Gross Margin:
Latin America Generation	$453	$415	$38	9%	$868	$759	$109	14%
Latin America Utilities	282	258	24	9%	542	496	46	9%
North America Generation	97	87	10	11%	191	189	2	1%
North America Utilities	49	52	(3)	-6%	99	128	(29)	-23%
Europe Generation	64	72	(8)	-11%	145	174	(29)	-17%
Asia Generation	54	80	(26)	-33%	98	145	(47)	-32%
Corporate and Other(3)	13	28	(15)	-54%	73	52	21	40%
Eliminations(4)	7	10	(3)	-30%	19	20	(1)	-5%
General and administrative	(97)	(101)	4	4%	(192)	(181)	(11)	-6%
Interest expense	(396)	(389)	(7)	-2%	(747)	(770)	23	3%
Interest income	97	101	(4)	-4%	192	209	(17)	-8%
Other expense	(38)	(48)	10	21%	(55)	(60)	5	8%
Other income	34	68	(34)	-50%	50	77	(27)	-35%
Gain on sale of investments	1	-	1	-%	7	-	7	-%
Asset impairment expense	(33)	(1)	(32)	-3200%	(33)	(1)	(32)	-3200%
Foreign currency transaction gains (losses) on net monetary position	38	(71)	109	154%	71	(122)	193	158%
Other non-operating expense	-	(5)	5	100%	-	(5)	5	100%
Income tax expense	(178)	(261)	83	32%	(396)	(447)	51	11%
Net equity in earnings of affiliates	(3)	134	(137)	-102%	7	147	(140)	-95%

Income from continuing operations	444	429	15	3%	939	810	129	16%
Income (loss) from operations of discontinued businesses	(17)	9	(26)	-289%	(29)	43	(72)	-167%
Gain from disposal of discontinued businesses	-	(9)	9	100%	-	(22)	22	100%

Net income	427	429	(2)	-%	910	831	79	10%
Noncontrolling interests:
Income from continuing operations attributable to noncontrolling interests	(253)	(277)	24	9%	(512)	(488)	(24)	-5%
Income from discontinued operations attributable to noncontrolling interests	-	(8)	8	100%	-	(12)	12	100%

Net income attributable to The AES Corporation	$174	$144	$30	21%	$398	$331	$67	20%

Per Share Data:
Basic income per share from continuing operations	$0.24	$0.19	$0.05	26%	$0.55	$0.43	$0.12	28%
Diluted income per share from continuing operations	$0.24	$0.19	$0.05	26%	$0.54	$0.43	$0.11	26%

(1)	Corporate and Other includes revenue from our generation and utilities businesses in Africa, utilities businesses in Europe, Wind Generation and other renewables initiatives.
(2)	Represents inter-segment eliminations of revenue primarily related to transfers of electricity from Tietê (generation) to Eletropaulo (utility).
(3)	Corporate and Other gross margin includes gross margin from our generation and utilities businesses in Africa, utilities businesses in Europe, Wind Generation and other renewables initiatives.
(4)	Represents inter-segment eliminations of gross margin related to corporate charges for self insurance premiums.

Segment Analysis

Latin America

The following table summarizes revenue and gross margin for our Generation segment in Latin America for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($’s in millions)			($’s in millions)
Latin America Generation
Revenue	$1,377	$1,084	27%	$2,508	$2,067	21%
Gross Margin	$453	$415	9%	$868	$759	14%

Excluding the favorable impact of foreign currency translation and remeasurement of $20 million, primarily in Brazil, generation revenue for the three months ended June 30, 2011 increased $273 million, or 25%, compared to the three months ended June 30, 2010 primarily due to:

•	higher energy prices of $125 million in Argentina attributable to a price adjustment for consuming an alternate fuel;

•	new business of $72 million at Angamos, Gener’s 264 MW coal-fired plant in Chile, which commenced commercial operations in April 2011;

•	higher contract and spot prices of $55 million at Gener in Chile as a result of low water inflows in the Central Interconnected System;

•	higher volume of $39 million at Gener — Electrica Santiago due to improved fuel availability;

•	higher volume of $35 million in Colombia due to higher water inflows in the system;

•	higher energy prices of $17 million primarily from PPAs indexed to coal, higher ancillary services and third party gas sales of $13 million in the Dominican Republic;

•	higher contract prices of $10 million at Tietê in Brazil due to CPI indexation in the second half of 2010; and

•	favorable impact of $10 million associated with higher availability in Argentina.

These increases were partially offset by:

•	lower spot prices of $56 million in Colombia due to higher water inflows in the system;

•	$32 million related to the final settlement of a power sales agreement between Sul and Uruguaiana in the second quarter of 2010; and

•	a decrease of $22 million related to a forced outage at Esti hydro plant in Panama.

Excluding the favorable impact of foreign currency translation and remeasurement of $22 million, primarily in Brazil, generation gross margin for the three months ended June 30, 2011 increased $16 million, or 4%, compared to the three months ended June 30, 2010 primarily due to:

•	higher volume of $41 million in Colombia as a result of higher water inflows in the system;

•	new business of $38 million at Angamos as described above;

•	higher volume of $34 million at Gener — Electrica Santiago due to improved fuel availability;

•	higher volume and energy prices of $23 million at a coal generation business in Argentina as a result of low hydrology;

•	higher energy prices of $15 million and higher ancillary services of $7 million in the Dominican Republic as mentioned above;

•	higher spot and contract prices, partially offset by higher fuel costs, of $17 million at Gener; and

•	higher contract prices of $11 million at Tietê, as described above.

These increases were partially offset by:

•	a decrease of $65 million related to higher spot purchases and the forced outage in Panama;

•	lower spot prices of $47 million in Colombia due to higher water inflows in the system;

•	$32 million related to the final settlement of the power sales agreement between Sul and Uruguaiana referenced above;

•	lower volume of $13 million at Tietê mainly driven by reduced requirements as per PPA settlement terms; and

•

higher fixed and operating costs of $24 million across the region, primarily attributable to higher employee costs, maintenance costs, increase in non-income taxes in Argentina, and higher depreciation at Tietê due to the change in useful lives and salvage values of property, plant and equipment, as a result of new regulatory information.

For the three months ended June 30, 2011, revenue increased 27%, while gross margin increased by 9%. This was primarily due to the higher spot purchases in Panama resulting from the forced outage, the price adjustment in Argentina for consuming an alternate fuel that had no corresponding impact on gross margin and higher fixed costs.

Excluding the favorable impact of foreign currency translation and remeasurement of $36 million, primarily in Brazil, generation revenue for the six months ended June 30, 2011 increased $405 million, or 20%, compared to the six months ended June 30, 2010 primarily due to:

•	higher energy prices of $146 million in Argentina attributable to a price adjustment for consuming an alternate fuel;

•	higher contract and spot prices of $138 million at Gener as a result of low water inflows in the Central Interconnected System;

•	new business of $72 million at Angamos, as discussed above;

•	higher volume of $70 million in Colombia due to higher water inflows in the system;

•	higher volume of $68 million at Gener — Electrica Santiago due to improved fuel availability;

•	higher volume of $33 million at our coal generation business in Argentina as a result of low hydrology;

•	higher contract prices of $22 million primarily from PPAs indexed to coal, higher ancillary services and third party gas sales of $20 million in the Dominican Republic; and

•	higher contract prices of $24 million at Tietê due to CPI indexation in the second half of 2010.

These increases were partially offset by:

•	lower spot prices of $100 million in Colombia due to higher water inflows in the system;

•	lower volume of $46 million at Tietê mainly driven by reduced requirements as per PPA settlement terms;

•	$32 million related to the final settlement of the power sales agreement between Sul and Uruguaiana referenced above; and

•	a decrease of $26 million related to the forced outage in Panama.

Excluding the favorable impact of foreign currency translation and remeasurement of $36 million, primarily in Brazil, generation gross margin for the six months ended June 30, 2011 increased $73 million, or 10%, compared to the six months ended June 30, 2010 primarily due to:

•	higher volume of $107 million in Colombia and Panama as a result of higher water inflows in the system;

•	higher volume of $83 million at Gener — Electrica Santiago due to improved fuel availability;

•	higher contract and spot prices of $63 million at Gener as a result of low water inflows in the Central Interconnected System ;

•	new business of $38 million at Angamos, as described above;

•	higher energy prices of $22 million and higher ancillary services of $10 million in the Dominican Republic, as described above;

•	higher volume of $26 million at coal generation businesses in Argentina as a result of low hydrology; and

•	higher contract prices of $24 million at Tietê, as discussed above.

These increases were partially offset by:

•	a decrease of $85 million related to higher spot purchases and the forced outage in Panama;

•	lower spot prices of $82 million in Colombia and Panama due to higher water inflows in the system;

•	lower volume of $53 million at Tietê, as discussed above;

•	$32 million related to the final settlement of the power sales agreement between Sul and Uruguaiana referenced above; and

•

higher fixed and operating costs of $53 million across the region, primarily attributable to higher employee costs, maintenance costs, increase in non-income taxes in Argentina and Colombia, and higher depreciation at Tietê due to the change in useful lives and salvage values of property, plant and equipment, as a result of new regulatory information.

For the six months ended June 30, 2011, revenue increased 21%, while gross margin increased by 14%. This was primarily due to the higher spot purchases in Panama resulting from the forced outage, the price adjustment in Argentina for consuming an alternate fuel that had no corresponding impact on gross margin and higher fixed costs.

The following table summarizes revenue and gross margin for our Utilities segment in Latin America for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($’s in millions)			($’s in millions)
Latin America Utilities
Revenue	$2,013	$1,770	14%	$3,917	$3,535	11%
Gross Margin	$282	$258	9%	$542	$496	9%

Excluding the favorable impact of foreign currency translation of $196 million, primarily in Brazil, utilities revenue for the three months ended June 30, 2011 increased $47 million, or 3%, compared to the three months ended June 30, 2010 primarily due to:

•	higher volume of $74 million attributable to increased market demand across the region.

This increase was partially offset by:

•	lower tariffs of $25 million primarily related to the unfavorable impact on prices in Brazil of adjustments to regulatory liabilities.

Excluding the favorable impact of foreign currency translation of $30 million, primarily in Brazil, utilities gross margin for the three months ended June 30, 2011 decreased $6 million, or 2%, compared to the three months ended June 30, 2010 primarily due to:

•	lower tariffs of $29 million primarily related to the unfavorable impact on prices in Brazil of adjustments to regulatory liabilities;

•	higher fixed costs of $33 million primarily due to higher employee costs and regulatory penalties; and

•

higher depreciation of $11 million at our businesses in Brazil, primarily due to the change in useful lives and salvage values of property, plant and equipment, as a result of new regulatory information.

These decreases were partially offset by:

•	higher volume of $32 million due to increased market demand across the region; and

•	$32 million related to the final settlement of a power sales agreement between Sul and Uruguaiana in the second quarter of 2010.

For the three months ended June 30, 2011, revenue increased 14%, while gross margin increased by 9%. This was primarily due to higher fixed costs and depreciation in Brazil partially offset by the favorable impact of the settlement of power sales agreement in 2010.

Excluding the favorable impact of foreign currency translation of $324 million, primarily in Brazil, utilities revenue for the six months ended June 30, 2011 increased $58 million, or 2%, compared to the six months ended June 30, 2010 primarily due to:

•	higher volume of $160 million attributable to increased market demand across the region.

This increase was partially offset by:

•

lower tariffs of $95 million primarily related to the unfavorable impact on prices in Brazil of adjustments to regulatory liabilities, lower energy prices across our Latin America utility businesses associated with energy purchases and pass-through transmission costs.

Excluding the favorable impact of foreign currency translation of $49 million, primarily in Brazil, utilities gross margin for the six months ended June 30, 2011 decreased $3 million, or 1%, compared to the six months ended June 30, 2010 primarily due to:

•	lower tariffs of $51 million primarily related to the unfavorable impact on prices in Brazil of adjustments to regulatory liabilities;

•

higher fixed costs of $52 million, primarily in Brazil, due to higher employee costs, provisions for value added tax (“VAT”) on commercial losses, regulatory penalties, maintenance costs and consulting expenses, partially offset by lower labor contingencies; and

•

higher depreciation of $26 million at our businesses in Brazil, primarily due to the change in useful lives and salvage values of property, plant and equipment, as a result of new regulatory information.

These decreases were partially offset by:

•	higher volume of $96 million attributable to increased market demand across the region; and

•	$32 million related to the final settlement of the power sales agreement, as discussed above.

North America

The following table summarizes revenue and gross margin for our Generation segment in North America for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($’s in millions)			($’s in millions)
North America Generation
Revenue	$372	$369	1%	$744	$760	-2%
Gross Margin	$97	$87	11%	$191	$189	1%

Excluding the favorable impact of foreign currency translation of $5 million, generation revenue for the three months ended June 30, 2011 decreased $2 million, or 1%, compared to the three months ended June 30, 2010 primarily due to:

•

a decrease of $24 million at Thames in Connecticut due to the plant shutdown in January 2011 and its deconsolidation as of February 2011 as a result of loss of control to the U.S. Bankruptcy Court for the District of Delaware when it filed for bankruptcy protection;

•	a decrease of $9 million at TEG/TEP in Mexico due to a combination of forced and scheduled outages; and

•	a decrease in volume of $5 million at Deepwater in Texas due to the layup of the plant caused by high fuel costs and diminishing power prices.

These decreases were partially offset by:

•	an increase at Puerto Rico of $27 million primarily due to a forced outage and related penalty in 2010 which did not recur; and

•	higher prices of $5 million in Puerto Rico.

Excluding the favorable impact of foreign currency translation of $1 million, generation gross margin for the three months ended June 30, 2011 increased $9 million, or 10%, compared to the three months ended June 30, 2010 primarily due to:

•	an increase at Puerto Rico of $16 million primarily due to a prior year forced outage and related penalty.

This increase was partially offset by:

•	a decrease of $8 million at TEG/TEP due to a combination of forced and scheduled outages.

For the three months ended June 30, 2011, revenue increased 1%, while gross margin increased by 11%. This was primarily due to a prior year forced outage and related penalty at Puerto Rico having a greater impact on gross margin than revenue.

Excluding the favorable impact of foreign currency translation of $10 million, generation revenue for the six months ended June 30, 2011 decreased $26 million, or 3%, compared to the six months ended June 30, 2010 primarily due to:

•	a decrease of $43 million at Thames as discussed above; and

•	a decrease in volume of $14 million at Deepwater as discussed above.

These decreases were partially offset by:

•	an increase at Puerto Rico of $26 million primarily due to a prior year forced outage and related penalty.

Excluding the favorable impact of foreign currency translation of $1 million, generation gross margin for the six months ended June 30, 2011 increased $1 million, or 1%, compared to the six months ended June 30, 2010 primarily due to:

•	an increase at Puerto Rico of $14 million primarily due to a prior year forced outage and related penalty; and

•	an increase of $7 million and $5 million in Hawaii and TEG/TEP, respectively, due to a favorable impact of mark-to-market derivatives.

These increases were partially offset by:

•	a decrease of $13 million at TEG/TEP due to a combination of forced and scheduled outages and lower prices; and

•	higher fixed costs of $6 million and $4 million at Warrior Run in Maryland and TEG/TEP, respectively.

The following table summarizes revenue and gross margin for our Utilities segment in North America for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($’s in millions)			($’s in millions)
North America Utilities
Revenue	$280	$275	2%	$569	$563	1%
Gross Margin	$49	$52	-6%	$99	$128	-23%

Utilities revenue for the three months ended June 30, 2011 increased $5 million, or 2%, compared to the three months ended June 30, 2010 primarily due to:

•	higher prices of $13 million primarily due to higher fuel adjustment charges of $10 million.

This increase was partially offset by:

•	lower retail volume of $4 million primarily due to unfavorable weather; and

•	lower wholesale volume of $4 million primarily due to increased generating unit outages.

Utilities gross margin for the three months ended June 30, 2011 decreased $3 million, or 6%, compared to the three months ended June 30, 2010 primarily due to:

•	decreased sales volume of $5 million due to generating unit outages and unfavorable weather.

For the three months ended June 30, 2011, revenue increased 2%, while gross margin decreased by 6% primarily due to the positive impact of higher pass-through fuel costs on revenue, which had no corresponding impact on gross margin.

Utilities revenue for the six months ended June 30, 2011 increased $6 million, or 1%, compared to the six months ended June 30, 2010 primarily due to:

•	higher prices of $32 million primarily due to higher fuel adjustment charges of $28 million.

This increase was partially offset by:

•	lower wholesale volume of $15 million primarily due to increased generating unit outages; and

•	lower retail volume of $8 million primarily due to unfavorable weather.

Utilities gross margin for the six months ended June 30, 2011 decreased $29 million, or 23%, compared to the six months ended June 30, 2010 primarily due to:

•	lower retail margin of $10 million primarily due a non-recurring charge to retail revenue in the first quarter of 2011 and unfavorable weather;

•	lower wholesale margin of $9 million primarily due to generating unit outages; and

•	higher outage costs of $6 million for repairs and maintenance on generating units.

For the six months ended June 30, 2011, revenue increased 1%, while gross margin decreased by 23% primarily due to the positive impact of higher pass-through fuel costs on revenue, which had no corresponding impact on gross margin, and increased maintenance costs due to outages.

Europe

The following table summarizes revenue and gross margin for the Generation segment in Europe for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($’s in millions)			($’s in millions)
Europe Generation
Revenue	$328	$260	26%	$728	$582	25%
Gross Margin	$64	$72	-11%	$145	$174	-17%

Excluding the favorable impact of foreign currency translation of $33 million, primarily in Northern Ireland and Hungary, generation revenue for the three months ended June 30, 2011 increased $35 million, or 13%, compared to the three months ended June 30, 2010 primarily due to:

•	$79 million from the operations of Ballylumford in Northern Ireland, which was acquired in August 2010; and

•	$30 million at Maritza, in Bulgaria, which commenced commercial operations in June 2011.

These increases were partially offset by:

•	lower pass-through energy costs of $43 million at Cartagena; and

•	$26 million in Hungary from lower contract sales and lower volume on ancillary services, partially offset by higher capacity prices.

Excluding the favorable impact of foreign currency translation of $7 million, generation gross margin for the three months ended June 30, 2011 decreased $15 million, or 21%, compared to the three months ended June 30, 2010 primarily due to:

•	$17 million in Hungary from lower contract sales and lower volume on ancillary services, partially offset by higher capacity prices;

•

lower gross margin of $12 million at Kilroot in Northern Ireland, primarily driven by the cancellation of the long-term PPA and related supplementary agreements in November 2010, partially offset by increased energy prices and CO2 contributions passed through in the market price; and

•	lower gross margin of $8 million at Cartagena, primarily due to higher regulatory costs and the impact of CNE accruals reversed in 2010, partially offset by lower legal costs in 2011.

These decreases were partially offset by:

•	$20 million from the operations of Ballylumford, which was acquired in August 2010; and

•

$4 million of gross margin at Maritza, primarily due to the commencement of commercial operations in June 2011, partially offset by increased depreciation and legal and other costs associated with the delays in the commencement of commercial operations.

For the three months ended June 30, 2011, revenue increased 26%, while gross margin decreased by 11% primarily due to the acquisition of Ballylumford, which had a larger positive impact on revenue than gross margin, higher energy costs that as a pass-through in Kilroot had no corresponding impact on gross margin and increased fixed costs at Maritza due to delays in the commencement of commercial operations.

Excluding the favorable impact of foreign currency translation of $35 million, primarily in Northern Ireland and Hungary, generation revenue for the six months ended June 30, 2011 increased $111 million, or 19%, compared to the six months ended June 30, 2010 primarily due to:

•	$187 million from the operations of Ballylumford, which was acquired in August 2010; and

•	$30 million from start of commercial operations at Maritza as discussed above.

These increases were partially offset by:

•	decreased revenue of $49 million at Cartagena primarily due to lower pass-through energy costs;

•	$33 million from lower contract sales and ancillary services in Hungary, partially offset by higher capacity prices; and

•	lower revenue of $32 million at Kilroot, primarily driven by the cancellation of the long-term PPA and related supplementary agreements in November 2010.

Excluding the favorable impact of foreign currency translation of $8 million, generation gross margin for the six months ended June 30, 2011 decreased $37 million, or 21%, compared to the six months ended June 30, 2010 primarily due to:

•

lower gross margin of $51 million at Kilroot primarily driven by the cancellation of the long-term PPA and related supplementary agreements in November 2010, partially offset by CO2 contributions passed through in the market price;

•	lower gross margin of $27 million in Hungary primarily due to lower contract sales;

•	lower gross margin of $10 million at Maritza due to increased legal and other costs resulting from delays in the commencement of commercial operations and depreciation of the plant; and

•	lower gross margin of $10 million at Cartagena primarily as a result of higher regulatory costs in 2011.

These decreases were partially offset by:

•	$54 million from the operations of Ballylumford, acquired in August 2010.

For the six months ended June 30, 2011, revenue increased 25%, while gross margin decreased by 17% primarily due to the acquisition of Ballylumford, which had a larger positive impact on revenue than gross margin, higher energy costs that as a pass-through in Kilroot had no corresponding impact on gross margin and increased fixed costs at Maritza due to delays in the commencement of commercial operations.

Asia

The following table summarizes revenue and gross margin for the Generation segment in Asia for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($’s in millions)			($’s in millions)
Asia Generation
Revenue	$162	$179	-9%	$277	$355	-22%
Gross Margin	$54	$80	-33%	$98	$145	-32%

Excluding the favorable impact of foreign currency translation of $8 million, primarily in the Philippines, generation revenue for the three months ended June 30, 2011 decreased $25 million, or 14%, compared to the three months ended June 30, 2010 primarily due to:

•	lower spot prices and volume of $26 million at Masinloc in the Philippines as a result of higher available capacity in the grid and lower spot market demand.

Excluding the favorable impact of foreign currency translation of $3 million, primarily in the Philippines, generation gross margin for the three months ended June 30, 2011 decreased $29 million, or 36%, compared to the three months ended June 30, 2010 primarily due to:

•	lower spot prices and volume of $25 million at Masinloc attributable to a combination of lower market demand and prices as explained above, and higher coal prices.

For the three months ended June 30, 2011, revenue decreased 9%, while gross margin decreased by 33%. This was primarily due to lower spot market prices at Masinloc which had an unfavorable impact on the gross margin.

Excluding the favorable impact of foreign currency translation of $13 million, primarily in the Philippines, generation revenue for the six months ended June 30, 2011 decreased $91 million, or 26%, compared to the six months ended June 30, 2010 primarily due to:

•	lower spot prices and volume of $45 million at Masinloc as a result of higher available capacity in the grid and lower spot market demand; and

•

lower volume of $36 million at Kelanitissa in Sri Lanka attributable to the plant being on reserve shutdown during January and February 2011. There was lower off-taker demand as a result of better hydrology and the addition of a new coal plant to the grid, thus increasing capacity in the market.

Excluding the favorable impact of foreign currency translation of $5 million, primarily in the Philippines, generation gross margin for the six months ended June 30, 2011 decreased $52 million, or 36%, compared to the six months ended June 30, 2010 primarily due to:

•	lower spot prices and volume of $45 million at Masinloc attributable to a combination of lower market demand and prices, and higher coal prices.

For the six months ended June 30, 2011, revenue decreased 22%, while gross margin decreased by 32%. This was primarily due to the lower spot market margins at Masinloc which had an unfavorable impact on the gross margin.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($’s in millions)			($’s in millions)
Revenue
Europe Utilities	$90	$75	20%	$200	$168	19%
Africa Utilities	100	93	8%	210	188	12%
Africa Generation	23	22	5%	44	43	2%
Wind Generation	66	53	25%	130	95	37%
Corp/Other	8	5	60%	15	11	36%
Eliminations	(8)	(6)	-33%	(15)	(13)	-15%

Total Corporate and Other	$279	$242	15%	$584	$492	19%

Gross Margin
Europe Utilities	$-	$1	-100%	$10	$8	25%
Africa Utilities	(16)	4	-500%	2	3	-33%
Africa Generation	12	11	9%	25	23	9%
Wind Generation	24	13	85%	48	20	140%
Corp/Other	(9)	(1)	-800%	(15)	(4)	-275%
Eliminations	2	-	0%	3	2	50%

Total Corporate and Other	$13	$28	-54%	$73	$52	40%

Excluding the favorable impact of foreign currency translation of $12 million, primarily in Cameroon, revenue for the three months ended June 30, 2011 increased $25 million, or 10%, compared to the three months ended June 30, 2010 primarily due to:

•	higher tariff, partially offset by lower volume, of $16 million at our utility businesses in Ukraine; and

•	an increase of $13 million mainly attributable to higher volume driven by favorable wind across our wind generation businesses.

These increases were partially offset by:

•	the unfavorable impact of a mark-to-market derivative adjustment, partially offset by higher tariff and volume, of $6 million at Sonel in Cameroon.

Excluding the unfavorable impact of foreign currency translation of $2 million at Sonel, gross margin for the three months ended June 30, 2011 decreased $13 million, or 46%, compared to the three months ended June 30, 2010 primarily due to:

•	the unfavorable impact of a mark-to-market derivative adjustment and an increase in fixed costs of $17 million at Sonel.

This decrease was partially offset by:

•	an increase of $11 million mainly attributable to higher volume driven by favorable wind across our wind generation businesses.

For the three months ended June 30, 2011, revenue increased 15%, while gross margin decreased by 54%. This was primarily due to higher tariff at our utility businesses in Ukraine, which only had a marginal impact on gross margin.

Excluding the favorable impact of foreign currency translation of $12 million, primarily in Cameroon, revenue for the six months ended June 30, 2011 increased $80 million, or 16%, compared to the six months ended June 30, 2010 primarily due to:

•	higher tariff, partially offset by lower volume, of $31 million at our utility businesses in Ukraine;

•

the additional revenue of $9 million from a wind generation project in Bulgaria that commenced operations in March 2010 and an increase of $26 million primarily attributable to higher volume driven by favorable wind across our wind generation businesses; and

•	higher tariff and volume, partially offset by an unfavorable mark-to-market derivative adjustment, of $10 million at Sonel.

Excluding the unfavorable impact of foreign currency translation of $2 million, gross margin for the six months ended June 30, 2011 increased $23 million, or 44%, compared to the six months ended June 30, 2010 primarily due to:

•

the additional gross margin of $9 million from a wind generation project in Bulgaria that commenced operations in March 2010 and an increase of $19 million primarily attributable to higher volume driven by favorable wind across our wind generation businesses.

For the six months ended June 30, 2011, revenue increased 19%, while gross margin increased by 40%. This was primarily due to higher tariff at our utility businesses in Ukraine, which only had a marginal impact on gross margin.

General and Administrative Expense

General and administrative expense decreased $4 million, or 4%, to $97 million for the three months ended June 30, 2011. The decrease was primarily due to a reduction in SAP implementation costs, professional fees and business development costs, partially offset by DPL transaction costs.

General and administrative expense increased $11 million, or 6%, to $192 million for the six months ended June 30, 2011. The increase was primarily due to DPL transaction costs.

Interest expense

Interest expense increased $7 million, or 2%, to $396 million for the three months ended June 30, 2011. The increase was primarily due to the unfavorable impact of foreign currency translation in Brazil and additional bridge loan fees that were expensed at the Parent Company when the temporary financing was replaced on a permanent basis in June 2011, partially offset by the retirement of debt at the Parent Company.

Interest expense decreased $23 million, or 3%, to $747 million for the six months ended June 30, 2011. The decrease was primarily due to the retirement of debt at the Parent Company partially offset by the unfavorable impact of foreign currency translation in Brazil and additional bridge loan fees at the Parent Company, explained above.

Interest income

Interest income decreased $4 million, or 4%, to $97 million for the three months ended June 30, 2011.

Interest income decreased $17 million, or 8%, to $192 million for the six months ended June 30, 2011. The decrease was primarily due to the settlement of a dispute related to inflation adjustments for energy sales at Tiete in 2010 and a settlement of a loan receivable at a wind development project in Brazil in 2010. These were partially offset by higher interest rates on short term investments at Eletropaulo and the favorable impact of foreign currency translation in Brazil.

Other expense

Other expense of $38 million for the three months ended June 30, 2011 was primarily comprised of a loss related to the early retirement of senior notes due in 2011 at IPALCO, and a loss on disposal of assets at Eletropaulo. Other expense of $48 million for the three months ended June 30, 2010 was primarily comprised of the write-off of previously capitalized transactions costs of $22 million that were incurred in connection with the preparation for the sale of a noncontrolling interest in our Wind Generation business. These costs were written off upon the expiration of the letter of intent (“LOI”) with CIC on June 30, 2010. Other expense also included the loss on debt extinguishment of $9 million at the Parent Company from the retirement of senior notes and a loss on disposal of assets at Eletropaulo and Gener.

Other expense of $55 million for the six months ended June 30, 2011 included the early retirement of senior notes due in 2011 at IPALCO, as discussed above, and loss on disposal of assets at Eletropaulo. Other expense of $60 million for the six months ended June 30, 2010 included the write-off of previously capitalized transaction costs discussed above, the loss on debt extinguishment at the Parent Company described above and a loss on disposal of assets at Eletropaulo and Gener.

Other income

Other income of $34 million for the three months ended June 30, 2011 was primarily related to the gain on sale of mineral rights and land at IPL, and the receipt of insurance proceeds related to the Esti tunnel damage. Other income of $68 million for the three months ended June 30, 2010 was primarily related to the extinguishment of a swap liability owed by two of our Brazilian subsidiaries which resulted in a $62 million gain. The net impact after tax and noncontrolling interest was $9 million.

Other income of $50 million for the six months ended June 30, 2011 was primarily related to the gain on sale at IPL and receipt of insurance proceeds described above. Other income of $77 million for the six months ended June 30, 2010 was primarily related to the extinguishment of the swap liability described above.

Asset impairment expense

Asset impairment expense for the three and six months ended June 30, 2011 and 2010 was $33 million and $1 million, respectively.

The Company continued to evaluate the recoverability of our long-lived assets at Kelanitissa, our diesel-fired generation plant in Sri Lanka, as a result of both the existing government regulation which may require the government to acquire an ownership interest and the current expectation of future losses. Our evaluation during the quarter indicated that the long-lived assets were no longer recoverable and accordingly they were written down to their estimated fair value of $33 million at June 30, 2011 based on a discounted cash flow analysis. The long-lived assets had a carrying amount of $66 million prior to the $33 million impairment charge recognized by the Company during the three months ended June 30, 2011. Given the timing of payments under Kelanitissa’s PPA with the off taker, it is possible further impairment charges may be required in the future.

Gain on sale of investments

Gain on sale of investments for the three months ended June 30, 2011 was $1 million. There was no gain on sale of investments for the three months ended June 30, 2010.

Gain on sale of investments for the six months ended June 30, 2011 was $7 million, primarily related to our sale of Wuhu, an equity investment in China that was accounted for under the equity method of accounting. There was no gain on sale of investments for the six months ended June 30, 2010.

Foreign currency transaction gains (losses) on net monetary position

Foreign currency transaction gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
AES Corporation	$14	$(54)	$48	$(86)
Chile	4	(11)	(1)	(20)
Philippines	2	(9)	8	(1)
Brazil	4	(6)	5	(13)
Argentina	15	18	13	13
Other	(1)	(9)	(2)	(15)

Total(1)	$38	$(71)	$71	$(122)

(1)

Includes $17 and $22 million in gains on foreign currency derivative contracts for the three months ended June 30, 2011 and 2010, respectively, and $19 and $17 million in gains on foreign currency derivative contracts for the six months ended June 30, 2011 and 2010, respectively.

The Company recognized foreign currency transaction gains of $38 million for the three months ended June 30, 2011. These consisted primarily of gains at Argentina and The AES Corporation.

•

Gains of $15 million in Argentina were primarily due to a gain on a foreign currency embedded derivative related to government receivables, partially offset by losses due to the devaluation of the Argentine Peso by 1%, resulting in a loss at Alicura (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt.

•

Gains of $14 million at The AES Corporation were primarily due to increases in the valuation of inter-company notes and trade receivables denominated in foreign currency, resulting from the strengthening of the Euro and the British Pound during the quarter.

The Company recognized foreign currency transaction losses of $71 million for the three months ended June 30, 2010. These consisted primarily of losses at The AES Corporation and in Chile, partially offset by gains in Argentina.

•	Losses of $54 million at The AES Corporation were primarily due to the devaluation of notes receivable and cash balances denominated in Euros.

•

Losses of $11 million in Chile were primarily due to a 4% devaluation of the Chilean Peso, resulting in losses at Gener (a U.S. Dollar functional currency subsidiary) associated with net working capital denominated in Chilean Pesos, primarily cash and accounts receivable and tax receivables. These losses were partially offset by a $4 million gain on foreign currency derivatives.

•

Gains of $18 million in Argentina were primarily due to a gain on a foreign currency embedded derivative related to government receivables, partially offset by losses due to the devaluation of the Argentine Peso by 1%, resulting in losses at Alicura (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt.

The Company recognized foreign currency transaction gains of $71 million for the six months ended June 30, 2011. These consisted primarily of gains at The AES Corporation, in Argentina and the Philippines.

•

Gains of $48 million at The AES Corporation were primarily due to increases in the valuation of inter-company notes receivable and cash balances denominated in foreign currency, resulting from the strengthening of the Euro and British Pound during the year.

•

Gains of $13 million in Argentina were primarily due to a gain on a foreign currency embedded derivative related to Government receivables, partially offset by losses due to the devaluation of the Argentine Peso by 3%, resulting in losses at Alicura (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt.

•

Gains of $8 million in the Philippines were primarily due to a gain on foreign currency embedded derivatives and the appreciation of the Philippine Peso, resulting in gains at Masinloc (a Philippine Peso functional currency subsidiary) on the remeasurement of U.S. Dollar denominated debt.

The Company recognized foreign currency transaction losses of $122 million for the six months ended June 30, 2010. These consisted primarily of losses at The AES Corporation and in Chile and Brazil, partially offset by gains in Argentina.

•

Losses of $86 million at The AES Corporation were primarily due to the devaluation of notes receivable and cash balances denominated in Euros, partially offset by gains on third-party debt denominated in the British Pound.

•

Losses of $20 million in Chile were primarily due to an 8% devaluation of the Chilean Peso, resulting in losses at Gener associated with net working capital denominated in Chilean Pesos, primarily cash, accounts receivables and tax receivables. These losses were partially offset by a $7 million gain on foreign currency derivatives.

•

Losses of $13 million in Brazil were primarily due to the realization of deferred exchange variances on past energy purchases made by Eletropaulo denominated in U.S. Dollar, resulting in foreign currency transaction losses of $10 million. In addition, the devaluation of the Brazilian Real by 3% resulted in losses of $3 million associated with U.S. Dollar denominated payables.

•

Gains of $13 million in Argentina were primarily due to a gain on a foreign currency embedded derivative related to government receivables, partially offset by losses related to the devaluation of the Argentine Peso by 3%, resulting in losses at Alicura associated with its U.S. Dollar denominated debt.

Income tax expense

Income tax expense on continuing operations decreased $83 million, or 32%, to $178 million for the three months ended June 30, 2011 compared to $261 million for the three months ended June 30, 2010. The Company’s effective tax rates were 28% and 47% for the three months ended June 30, 2011 and 2010, respectively.

The net decrease in the effective tax rate for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to the extension of a favorable U.S. tax law in the fourth quarter of 2010 impacting distributions from certain non-U.S. subsidiaries and expense recorded in the second quarter of 2010 relating to the CEMIG sale transaction. Included in the net 2010 tax expense relating to the CEMIG sale is tax expense on the equity earnings associated with the reversal of the net long-term liability and tax benefit upon the release of a valuation allowance against deferred tax assets.

Income tax expense on continuing operations decreased $51 million, or 11%, to $396 million for the six months ended June 30, 2011 compared to $447 million for the six months ended June 30, 2010. The Company’s effective tax rates were 30% and 40% for the six months ended June 30, 2011 and 2010, respectively.

The net decrease in the effective tax rate for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the extension of a favorable U.S. tax law in the fourth quarter of 2010 impacting distributions from certain non-U.S. subsidiaries, and expense recorded in the second quarter of 2010 relating to the CEMIG sale transaction. Included in the net 2010 tax expense relating to the CEMIG sale is tax expense on the equity earnings associated with the reversal of the net long-term liability and tax benefit upon the release of a valuation allowance against deferred tax assets.

Net equity in earnings of affiliates

Net equity in earnings of affiliates decreased $137 million, or 102%, to a loss of $3 million for the three months ended June 30, 2011. The decrease was primarily due to the sale of our interest in CEMIG during the second quarter of 2010 and $18 million in impairments at AES Solar in 2011, of which our share was $9 million.

Net equity in earnings of affiliates decreased $140 million, or 95%, to $7 million for the six months ended June 30, 2011. The decrease was primarily due to the sale of our interest in CEMIG during the second quarter of 2010, lower generation and higher coal prices at Yangcheng in China in 2011, and $30 million in impairments at AES Solar in 2011, of which our share was $15 million.

Income from continuing operations attributable to noncontrolling interests

Income from continuing operations attributable to noncontrolling interests decreased $24 million, or 9%, to $253 million for the three months ended June 30, 2011. The decrease was primarily due to the extinguishment of a swap liability at Eletropaulo in the second quarter of 2010 as well as, higher electricity purchases at Panama in the second quarter of 2011; partially offset by higher electricity sales at Gener Essa and the appreciation of the Brazilian Real.

Income from continuing operations attributable to noncontrolling interests increased $24 million, or 5%, to $512 million for the six months ended June 30, 2011. The increase was primarily due to the appreciation of the Brazilian Real and increased electricity sales at Gener Essa.

Discontinued operations

As further discussed in Note 15 — Discontinued Operations and Held for Sale Businesses, discontinued operations includes the results of the following generation businesses:

•	Eastern Energy, including Cayuga, Greenidge, Somerset and Westover, 100% owned coal-fired power plants in New York;

•	Borsod and Tiszapalkonya, 100% owned biomass and coal-fired facility and multi-fuel facility, respectively, in Hungary;

•	Ras Laffan, 55% owned combined cycle gas facility and water desalination plant in Qatar (sold in October 2010);

•	Barka, 35% owned combined cycle gas facility and water desalination plant in Oman (sold in August 2010); and

•	Lal Pir and Pak Gen, 55% owned oil-fired facilities in Pakistan (sold in June 2010).

Prior periods have been restated to reflect these businesses within Discontinued Operations for all periods presented.

For the three months and six months ended June 30, 2011, operations of discontinued businesses, net of tax and income attributable to noncontrolling interests, was a net loss of $17 million and $29 million, respectively. Discontinued operations reflected the operations of New York, Borsod and Tiszapalkonya.

For the three months and six months ended June 30, 2010, operations of discontinued businesses, net of tax and income attributable to noncontrolling interests, was a net loss of $5 million and net income of $19 million, respectively. Discontinued operations reflected the operations of all generation facilities mentioned above. During the six months ended June 30, 2010, the Company recognized an impairment and a loss on the sale of Lal Pir and Pak Gen of $10 million, net of tax and noncontrolling interests, consisting of $7 million of impairment in the first quarter and a $3 million loss on sale in the second quarter.

Capital Resources and Liquidity

Overview

As of June 30, 2011, the Company had unrestricted cash and cash equivalents of $3.6 billion, of which approximately $2.3 billion was held at the Parent Company and qualified holding companies, and short term investments of $1.2 billion. In addition, we had restricted cash and debt service reserves of $1.3 billion. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.2 billion and $6.2 billion, respectively. Of the approximately $2.3 billion of our short-term non-recourse debt, $863 million was presented as current because it is due in the next twelve months and $1.5 billion relates to defaulted debt. We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates or through opportunistic refinancing activity or some combination thereof. Approximately $11 million of our recourse debt matures within the next twelve months, which we expect to repay using cash on hand at the Parent Company or through net cash provided by operating activities. See further discussion of Parent Company Liquidity below.

During the quarter, the Company issued $2.05 billion of recourse debt, which, among other things, may be used to partially finance the contemplated DPL acquisition. In addition, the Company has a $1.25 billion bridge loan facility available under a commitment letter with Bank of America N.A. and Merrill Lynch, Pierece, Fenner & Smith Inc. to finance the remaining portion of DPL purchase price, see Note 8 — Debt and Note 16 — Acquisitions in Notes to Condensed Consolidated Financial Statements in Item 1.

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

Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only direct exposure to variable interest rate debt relates to indebtedness under its senior secured credit facility. On a consolidated basis, of the Company’s $15.2 billion of total non-recourse debt outstanding as of June 30, 2011, approximately $4.5 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.

In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At June 30, 2011, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $362 million in aggregate (excluding investment commitments and those collateralized by letters of credit and other obligations discussed below).

As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2011, we had $26 million in letters of credit outstanding, provided under the senior secured credit facility, and $27 million in cash collateralized letters of credit outstanding outside of the senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities and business operations. During the quarter ended June 30, 2011, the Company paid letter of credit fees ranging from 0.25% to 3.25% per annum on the outstanding amounts.

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

As of June 30, 2011, the Company had approximately $357 million of trade accounts receivable related to certain of its generation and utility businesses in Latin America classified as other long-term assets. These consist primarily of trade accounts receivable that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2012, or one year past the balance sheet date. The Company is actively collecting these receivables and believes such amounts are collectible based on collection history and performance under agreements. Additionally, the current portion of these trade accounts receivable was $62 million at June 30, 2011.

Consolidated Cash Flows.    During the six months ended June 30, 2011, cash and cash equivalents increased $1.1 billion to $3.6 billion. The increase in cash and cash equivalents was due to $1.2 billion of cash provided by operating activities, $757 million of cash used for investing activities, $620 million of cash provided by financing activities and the favorable effect of foreign currency exchange rates on cash of $29 million.

Operating Activities

Net cash provided by operating activities decreased $235 million to $1.2 billion during the six months ended June 30, 2011 compared to $1.4 billion during the six months ended June 30, 2010. This net decrease was primarily the result of the following:

•	a decrease of $103 million at our North America generation businesses primarily due to reduced operations at our NY plants and higher working capital requirements at Puerto Rico;

•

a decrease of $102 million at our Asia generation businesses primarily due to lower operating income and higher working capital requirements at Masinloc in the Philippines as well as from the sale of Lal Pir and Pak Gen, Barka and Ras Laffan in 2010.

Investing Activities

Net cash used for investing activities decreased $198 million to $757 million during the six months ended June 30, 2011 compared to net cash used of $955 million during the six months ended June 30, 2010. This net decrease was primarily due to the following:

•

an increase of $688 million to $572 million from the sale of short-term investments, net of purchases, for the six months ended June 30, 2011 from $116 million for the purchase of short-term investments, net of sales for the six months ended June 30, 2010. The increase was primarily due to increases in net sales of $481 million at our Brazilian subsidiaries and $203 million at Gener which were partially offset by an increase in net purchases of $10 million at Chivor; and

•

a decrease of $58 million in funding requirements for restricted cash balances for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. During the six months ended June 30, 2011, $16 million of funds were transferred to restricted cash while during the six months ended June 30, 2010, $74 million was transferred to restricted cash primarily due to $33 million at Masinloc in the Philippines for future loan payments and $32 million at Kilroot in Ireland for redemption reserves; partially offset by

•

a decrease of $190 million in proceeds from the sale of businesses for the six months ended June 30, 2011. The decrease was primarily due to the final settlement proceeds of $99 million received in January 2010 from the termination of a management agreement with Kazakhmys PLC in Kazakhstan related to Ekibastuz and Maikuben which were sold in May 2008 and the net proceeds from the sale of Lal Pir and Pak Gen in Pakistan of $100 million;

•

a decrease of $132 million in proceeds from loan repayments for the six months ended June 30, 2011. In 2010, we received $132 million in proceeds related to the repayment of the loan receivable from a wind development project in Brazil;

•

an increase of $83 million in debt service reserves and other assets during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. During the six months ended June 30, 2011, $92 million of funds were transferred to debt service reserves and other assets primarily related to lender imposed restrictions on funds of $47 million at Sonel and a VAT receivable of $31 million at Gener while during the six months ended June 30, 2010, $9 million was transferred to debt service reserves and other assets;

•

an increase of $57 million for acquisitions, net of cash acquired, for the six months ended June 30, 2011. The increase was primarily due to the acquisition of our equity investment in Entek in February 2011 for $149 million, partially offset by decreases of $58 million related to the purchase of three wind development pipelines in the U.K. and Poland and $35 million related to the acquisition of a 35% equity interest in JHRH, both of which occurred during the six months ended June 30, 2010;

•	an increase of $56 million in other investing activities primarily due to grant proceeds of $69 million received at Armenia Mountain in 2010; and

•

an increase of $33 million in cash used for advances to affiliates and equity investments primarily due to $42 million equity investments in AES Solar and a $15 million increase in equity investment in JHRH.

Financing Activities

Net cash provided by financing activities decreased $72 million to $620 million during the six months ended June 30, 2011 compared to $692 million during the six months ended June 30, 2010. This net decrease was primarily due to the following:

•	a $1.6 billion decrease in the issuance of common stock, net of transaction costs due to the CIC transaction in 2010;

•

a decrease of $769 million in proceeds from issuances of non-recourse debt primarily due to decreases of $936 million at our Brazilian subsidiaries and $174 million at Gener. These decreases were partially offset by an increase of $390 million at IPALCO;

•

a $172 million increase in distributions to noncontrolling interests primarily due to increases of $247 million at our Brazilian subsidiaries and $51 million at Gener. These increases were partially offset by decreases of $69 million at Armenia Mountain and $41 million at Oasis Cayman;

•	a $98 million acquisition of treasury stock;

•	a $65 million increase in repayments of recourse debt due to scheduled maturities of debt and early repayments at the Parent Company; partially offset by

•	a $2 billion increase in proceeds from the issuance of recourse debt at the Parent Company which is expected to be used to partially fund the acquisition of DPL; and

•

a $529 million decrease in repayments of non-recourse debt primarily due to decreases of $830 million at our Brazilian subsidiaries and $103 million at Chigen which were partially offset by an increase in repayments of $390 million at IPALCO.

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

The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facilities. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, “cash and cash equivalents” at June 30, 2011 and December 31, 2010 as follows:

Parent Company Liquidity	June 30, 2011	December 31, 2010
	(in millions)
Consolidated cash and cash equivalents	$3,624	$2,552
Less: Cash and cash equivalents at subsidiaries	(1,321)	(1,430)

Parent and qualified holding companies cash and cash equivalents	2,303	1,122

Commitments under Parent credit facilities	800	800
Less: Borrowings and letters of credit under the credit facilities	(26)	(85)

Borrowings available under Parent credit facilities	774	715

Total Parent Company Liquidity	$3,077	$1,837

The following table summarizes our Parent Company contingent contractual obligations as of June 30, 2011:

Contingent contractual obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$362	23	<$	1 - $53
Letters of credit under the senior secured credit facility	26	11	<$	1 - $16
Cash collateralized letters of credit	27	11	<$	1 - $15

Total	$415	45

As of June 30, 2011, the Company had $45 million of commitments to invest in subsidiaries under construction and to purchase related equipment that were not included in the letters of credit discussed above. The Company expects to fund these net investment commitments in 2011. The exact payment schedules will be dictated by the construction milestones. Additionally, subject to regulatory and shareholders’ approvals, the Company is committed to purchase DPL for $3.5 billion, see Note 16 — Acquisitions for further information. We expect to fund these commitments from a combination of current liquidity and internally generated Parent Company cash flow.

As of June 30, 2011, Parent Company Liquidity included the proceeds from the senior secured term loan and the 2021 Notes, which may, among other things, be used to partially finance the Company’s contemplated acquisition of DPL Inc., as discussed further in Note 16 — Acquisitions.

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

As of June 30, 2011, we were in compliance with these covenants at the Parent Company level.

Recourse Debt

During the three months ended June 30, 2011, the Company secured recourse debt of $2.05 billion, which may be used as permanent financing for the acquisition of DPL Inc. (“DPL”), as discussed below. On May 27, 2011, the Company secured a $1.05 billion term loan under a senior secured credit facility (the “senior secured term loan”). The senior secured term loan will bear annual interest, at the Company’s option, at a variable rate of LIBOR plus 3.25% or Base Rate plus 2.25%, and will mature on the seventh anniversary of the closing date. The senior secured term loan is subject to certain customary representations, covenants and events of default.

On June 15, 2011, the Company closed on the offering of $1 billion aggregate principal amount of 7.375% senior unsecured notes maturing July 1, 2021 (the “2021 Notes”). Upon a change of control, the Company must offer to repurchase the 2021 Notes at a price equal to 101% of principal, plus accrued interest. The 2021 Notes are also subject to certain covenants restricting the ability of the Company to incur additional secured debt; to enter into sale-lease back transactions; to consolidate, merge, convey or transfer substantially all of its assets; as well as other covenants and events of default that are customary for debt securities like the 2021 Notes.

The proceeds of the senior secured term loan and the 2021 Notes may, among other things, be used to partially finance the Company’s contemplated acquisition of DPL Inc, as discussed further in Note 16 — Acquisitions.

During May 2011, the Company entered into interest rate locks to hedge the risk of changes in LIBOR until the forecasted issuance of the 2021 Notes. The Company paid $24 million to settle those interest rate locks as of June 15, 2011. The payment was recognized in accumulated other comprehensive income and is being amortized over the life of the 2021 Notes.

Recourse debt as of June 30, 2011 is scheduled to reach maturity as set forth in the table below:

Annual Maturities
(in millions)
July 1 - December 31, 2011	$5
2012	11
2013	11
2014	508
2015	511
Thereafter	5,147

Total recourse debt	$6,193

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying condensed consolidated balance sheet amounts to $2.3 billion. The portion of current debt related to such defaults was $1.5 billion at June 30, 2011, all of which was non-recourse debt related to three subsidiaries — Maritza, Sonel and Kelanitissa.

None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of June 30, 2011 in order for such defaults to trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the AES Parent Company’s outstanding debt securities.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements of AES are prepared in conformity with generally accepted accounting principles in the United States of America, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies to the consolidated financial statements included in the June 2011 Form 8-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s June 2011 Form 8-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the six months ended June 30, 2011.

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

AES businesses will see variance in variable margin performance as global commodity prices shift. For the balance of 2011, excluding operations from the Company’s merchant generation assets in New York, we project pre-tax earnings exposure would be approximately $10 million for a $10/barrel move in oil, $15 million for a $1/MMBTU move in natural gas, and $5 million for a $10/ton shift in coal prices. AES’s merchant generation assets in New York, which are reflected in discontinued operations, are estimated to have pre-tax earnings exposure of $25 million for a $1/MMBTU move in natural gas and $5 million for a $10/ton shift in coal prices. Our estimates exclude correlation. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed.

Commodity prices affect our businesses differently depending on the local market characteristics and risk management strategies. Generation costs can be directly affected by movements in the price of natural gas, oil and coal. Spot power prices and contract indexation provisions are affected by the same commodity price movements. We have some natural offsets across our businesses such that low commodity prices may benefit certain businesses and be a cost to others. Offsets are not perfectly linear or symmetric. The sensitivities are affected by a number of non-market, or indirect market factors. Examples of these factors include hydrology, energy market supply/demand balances, regional fuel supply issues, and regulatory interventions such as price caps. Operational flexibility changes the shape of our sensitivities. For instance, power plants may reduce dispatch in low market environments limiting downside exposure. Volume variation also affects our commodity exposure. The volume sold under contracts or retail concessions can vary based on weather and economic conditions resulting in a higher or lower volume of sales in spot markets. Thermal unit availability and hydrology can affect the generation output available for sale and can affect the marginal unit setting power prices.

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

Foreign Exchange Rate Risk

In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stem from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the U.S. Dollar. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in the U.S. Dollar or currencies other than their own functional currencies. Primarily, we are exposed to changes in the exchange rate between the U.S. Dollar and the following currencies: Argentine Peso, Brazilian Real, British Pound, Cameroonian Franc, Chilean Peso, Colombian Peso, Euro, Kazakhstani Tenge, and Philippine Peso. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.

During the second quarter of 2011, we entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. As of June 30, 2011, assuming a 10% U.S. Dollar appreciation, pre-tax earnings attributable to foreign subsidiaries exposed to movements in the exchange rates of the Brazilian Real, Argentine Peso, Philippine Peso and Euro (the earnings attributable to subsidiaries exposed to Cameroonian Franc movements are included under Euro due to the fixed exchange rate of the Cameroonian Franc to the Euro) relative to the U.S. Dollar are projected to be approximately $15 million, $5 million, $5 million, and $5 million, respectively, for the remainder of 2011 and represent the majority of the Company’s pre-tax earnings exposure to currency moves. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pre-tax earnings for the remainder of 2011 coming from subsidiaries where the local currency is either not the U.S. Dollar or is not exhibiting the characteristics of a peg or managed float relative to the U.S. Dollar, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges unwound. Additionally, updates to the forecasted pre-tax earnings exposed to foreign exchange risk may result in further modification.

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

As of June 30, 2011, the portfolio’s pre-tax earnings exposure for the remainder of 2011 (adjusted to reflect noncontrolling interests) to a 100 basis point increase in Argentina Peso, Brazilian Real, British Pound, Colombian Peso, Euro, Indian Rupee, Philippine Peso, and U.S. Dollar interest rates would be approximately $15 million. This number is based on the impact of a one-time, 100 basis point increase in interest rates on interest expense for Argentina Peso, Brazilian Real, British Pound, Colombian Peso, Euro, Indian Rupee, Philippine Peso and U.S. Dollar-denominated debt, which is primarily non-recourse financing. The numbers do not take into account the historical correlation between these interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in certain claims, suits and legal proceedings in the normal course of business, some of which are described in Note 9 — Contingencies and Commitments of the condensed consolidated financial statements included in Item 1. — Financial Statements of this Form 10-Q. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2011.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$1.2 billion ($765 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). In November 2002, the Fifth District Court rejected Eletropaulo’s defenses in the execution suit. Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro (“AC”) ruled that Eletropaulo was not a proper party to the litigation because any alleged liability had been transferred to CTEEP pursuant to the privatization. In June 2006, the Superior Court of Justice (“SCJ”) reversed the Appellate Court’s decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo’s liability, if any, should be determined by the Fifth District Court. Eletropaulo’s subsequent appeals to the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil were dismissed. Eletrobrás later requested that the amount of Eletropaulo’s alleged debt be determined by an accounting expert appointed by the Fifth District Court. Eletropaulo consented to the appointment of such an expert, subject to a reservation of rights. In February 2010, the Fifth District Court appointed an accounting expert to determine the amount of the alleged debt and the responsibility for its payment in light of the privatization, in accordance with the methodology proposed by Eletrobrás. Pursuant to its reservation of rights, Eletropaulo filed an interlocutory appeal with the AC asserting that the expert was required to determine the issues in accordance with the methodology proposed by Eletropaulo, and that Eletropaulo should be entitled to take discovery and present arguments on the issues to be determined by the expert. In April 2010, the AC issued a decision agreeing with Eletropaulo’s arguments and directing the Fifth District Court to proceed accordingly. Eletrobrás has restarted the accounting proceedings at the Fifth District Court, which will proceed in accordance with the AC’s April 2010 decision. In the Fifth District Court proceedings, the expert’s conclusions will be subject to the Fifth District Court’s review and approval. If Eletropaulo is determined to be responsible for the debt, after the amount of the alleged debt is determined, Eletrobrás will be entitled to resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo will be required to provide security in the amount of its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the Fifth District Court grants such request, Eletropaulo’s results of operations may be materially adversely affected, and in turn the Company’s results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. The parties are disputing the proper venue for the CTEEP lawsuit. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In August 2001, the Grid Corporation of Orissa, India, now Gridco Ltd. (“Gridco”), filed a petition against the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company, with the Orissa Electricity Regulatory Commission (“OERC”), alleging that CESCO had defaulted on its obligations as an

OERC-licensed distribution company, that CESCO management abandoned the management of CESCO, and seeking for interim measures of protection, including the appointment of an administrator to manage CESCO. Gridco, a state-owned entity, is the sole wholesale energy provider to CESCO. Pursuant to the OERC’s August 2001 order, the management of CESCO was replaced with a government administrator who was appointed by the OERC. The OERC later held that the Company and other CESCO shareholders were not necessary or proper parties to the OERC proceeding. In August 2004, the OERC issued a notice to CESCO, the Company and others giving the recipients of the notice until November 2004 to show cause why CESCO’s distribution license should not be revoked. In response, CESCO submitted a business plan to the OERC. In February 2005, the OERC issued an order rejecting the proposed business plan. The order also stated that the CESCO distribution license would be revoked if an acceptable business plan for CESCO was not submitted to and approved by the OERC prior to March 31, 2005. In its April 2, 2005 order, the OERC revoked the CESCO distribution license. CESCO has filed an appeal against the April 2, 2005 OERC order and that appeal remains pending in the Indian courts. In addition, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. In December 2001, Gridco served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the CESCO Shareholders Agreement between Gridco, the Company, AES ODPL, Jyoti and CESCO (the “CESCO arbitration”). In the arbitration, Gridco appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. In September 2007, Gridco filed a challenge of the arbitration award with the local Indian court. In June 2008, Gridco filed a separate application with the local Indian court for an order enjoining the Company from selling or otherwise transferring its shares in Orissa Power Generation Corporation Ltd. (“OPGC”), an equity method investment of the Company, and requiring the Company to provide security in the amount of the contested damages in the CESCO arbitration until Gridco’s challenge to the arbitration award is resolved. In June 2010, a 2-to-1 majority of the arbitral tribunal awarded the Company some of its costs relating to the arbitration. In August 2010, Gridco filed a challenge of the cost award with the local Indian court. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

AES Florestal, Ltd. (“Florestal”), had been operating a pole factory and had other assets, including a wooded area known as “Horto Renner,” in the State of Rio Grande do Sul, Brazil (collectively, “Property”). Florestal had been under the control of AES Sul (“Sul”) since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney’s Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The parties filed defenses in response to the civil inquiry. The Public Attorney’s Office then requested an injunction which the judge rejected on September 26, 2008, and the Public Attorney’s office no longer has a right to appeal the decision. The environmental agency (“FEPAM”) has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul’s name the Property that it acquired through the privatization but that remained registered in CEEE’s name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. In February 2008, Sul and CEEE signed a “Technical Cooperation Protocol” pursuant to which they requested a new deadline from FEPAM in order to present a proposal. In March 2008, the State Prosecution office filed a Public Class Action against AES Florestal, AES Sul and CEEE, requiring an injunction for the removal of the alleged sources of contamination and the payment of an indemnity in the amount of R$6 million ($4 million). The injunction was rejected and the case is in the evidentiary state awaiting the production of the court’s expert opinion. The above-referenced proposal was delivered on April 8, 2008. FEPAM responded by indicating that the parties should undertake the first step of the proposal which would be to retain a contractor. In its response, Sul indicated that such step should be undertaken by CEEE as the relevant environmental events resulted from CEEE’s operations. It is estimated that remediation could cost approximately R$14.7 million ($9 million). Discussions between Sul and CEEE are ongoing.

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

In July 2007, the Competition Committee of the Ministry of Industry and Trade of the Republic of Kazakhstan (the “Competition Committee”) ordered Nurenergoservice, an AES subsidiary, to pay approximately KZT 18 billion ($123 million) for alleged antimonopoly violations in 2005 through the first quarter of 2007. The Competition Committee’s order was affirmed by the economic court in April 2008 (“April 2008 Decision”). The economic court also issued an injunction to secure Nurenergoservice’s alleged liability, freezing Nurenergoservice’s bank accounts and prohibiting Nurenergoservice from transferring or disposing of its property. Nurenergoservice’s subsequent appeals to the court of appeals were rejected. In February 2009, the Antimonopoly Agency (the Competition Committee’s successor) seized approximately KZT 778 million ($5 million) from a frozen Nurenergoservice bank account in partial satisfaction of Nurenergoservice’s alleged damages liability. However, on appeal to the Kazakhstan Supreme Court, in October 2009, the Supreme Court annulled the decisions of the lower courts because of procedural irregularities and remanded the case to the economic court for reconsideration. On remand, in January 2010, the economic court reaffirmed its April 2008 Decision. Nurenergoservice’s appeals in the court of appeals (first panel) and the court of appeals (second panel) were unsuccessful. Nurenergoservice intends to file a further appeal to the Kazakhstan Supreme Court. In separate but related proceedings, in August 2007, the Competition Committee ordered Nurenergoservice to pay approximately KZT 1.8 billion ($12 million) in administrative fines for its alleged antimonopoly violations. Nurenergoservice’s appeal to the administrative court was rejected in February 2009. Given the adverse court decisions against Nurenergoservice, the Antimonopoly Agency may attempt to seize Nurenergoservice’s remaining assets, which are immaterial to the Company’s consolidated financial statements. The Antimonopoly Agency has not indicated whether it intends to assert claims against Nurenergoservice for alleged antimonopoly violations post first quarter 2007. Nurenergoservice believes it has meritorious defenses to the claims asserted against it; however, there can be no assurances that it will prevail in these proceedings.

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

In April 2009, the Antimonopoly Agency initiated an investigation of Ust-Kamenogorsk TETS LLP’s (“UKT”) power sales in 2008 through February 2009. The Antimonopoly Agency subsequently concluded that UKT abused its market position and charged monopolistically high prices for power and should pay an administrative fine of approximately KZT 136 million ($1 million). The Antimonopoly Agency later sought an order from the administrative court requiring UKT to pay the fine. The administrative court proceedings have been suspended pending the outcome of a related criminal investigation of UKT employees. However, the criminal investigation was terminated and the Antimonopoly Agency thereafter resumed the administrative proceedings. If the Antimonopoly Agency prevails in the administrative proceedings, UKT may be ordered to pay the administrative fine and disgorge the profits from the sales at issue, estimated by the Antimonopoly Agency to be approximately KZT 514 million ($4 million). UKT believes it has meritorious defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In July 1993, the Public Attorney’s office filed a claim against Eletropaulo, the Sao Paulo State Government, SABESP (a state-owned company), CETESB (the Environmental Agency of Sao Paulo State) and DAEE (the municipal Water and Electric Energy Department) alleging that they were liable for pollution of the Billings Reservoir as a result of pumping water from the Pinheiros River into the Billings Reservoir. The events in question occurred while Eletropaulo was a state-owned company. An initial lower court decision in 2007 found the parties liable for the payment of approximately R$733 million ($467 million) for remediation. Eletropaulo subsequently appealed the decision to the Appellate Court of the State of Sao Paulo which reversed the lower court decision. In 2009, the Public Attorney’s Office filed appeals to both the Superior Court of Justice and the Supreme Court and such appeals were answered by Eletropaulo in the fourth quarter of 2009. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the State of Sao Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$1 million ($638 thousand) as of June 30, 2011, or pay an indemnification amount of approximately R$11 million ($7 million). Eletropaulo has appealed this decision to the Supreme Court and is awaiting a decision.

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

On February 2, 2009, the Cayuga facility received a Notice of Violation from the New York State Department of Environmental Conservation (“NYSDEC”) that the facility had exceeded the permitted volume limit of coal ash that can be disposed of in the on-site landfill. Cayuga has met with NYSDEC and submitted a Landfill Liner Demonstration Report to them. Such report found that the landfill has adequate engineering integrity to support the additional coal ash and there is no inherent environmental threat. NYSDEC has indicated they accept the finding of the report. A permit modification was approved by the NYSDEC on May 14, 2010 and such permit modification allows for closure of this approximately 10-acre portion of the landfill. The construction in accordance with the approved permit modification was completed in November 2010 and the certification report for this construction project was submitted to the NYSDEC in the second quarter of 2011. While at this time it is not possible to predict what impact, if any, this matter may have on the Company, its results of operations or its financial position, based upon the discussions to date, the Company does not believe the impact will be material.

In March 2009, AES Uruguaiana Empreendimentos S.A. (“AESU”) initiated arbitration in the International Chamber of Commerce (“ICC”) against YPF S.A. (“YPF”) seeking damages and other relief relating to YPF’s breach of the parties’ gas supply agreement (“GSA”). Thereafter, in April 2009, YPF initiated arbitration in the ICC against AESU and two unrelated parties, Companhia de Gas do Esado do Rio Grande do Sul and Transportador de Gas del Mercosur S.A. (“TGM”), claiming that AESU wrongfully terminated the GSA and caused the termination of a transportation agreement (“TA”) between YPF and TGM (“YPF Arbitration”). YPF seeks an unspecified amount of damages from AESU, a declaration that YPF’s performance was excused under the GSA due to certain alleged force majeure events, or, in the alternative, a declaration that the GSA and the TA should be terminated without a finding of liability against YPF because of the allegedly onerous obligations imposed on YPF by those agreements. In addition, in the YPF Arbitration, TGM asserts that if it is determined that AESU is responsible for the termination of the GSA, AESU is liable for TGM’s alleged losses, including losses under the TA. In April 2011, the arbitrations were consolidated into a single proceeding, and a new procedural schedule was established for the consolidated proceeding. The hearing on liability issues will take place in December 2011. AESU believes it has meritorious claims and defenses and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.

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

In July 2009, AES Energía Cartagena S.R.L. (“AES Cartagena”) received notices from the Spanish national energy regulator, Comisión Nacional de Energía (“CNE”), stating that the proceeds of the sale of electricity from AES Cartagena’s plant should be reduced by roughly the value of the CO2 allowances that were granted to AES Cartagena for free for the years 2007, 2008, and the first half of 2009. In particular, the notices stated that CNE intended to invoice AES Cartagena to recover that value, which CNE calculated as approximately €20 million ($29 million) for 2007-2008 and an amount to be determined for the first half of 2009. In September 2009, AES Cartagena received invoices for €523,548 (approximately $753,000) for the allowances granted for free for 2007 and €19,907,248 (approximately $29 million) for 2008. In July 2010, AES Cartagena received an invoice for approximately €5 million ($7 million) for the allowances granted for free for the first half of 2009. AES Cartagena does not expect to be charged for CO2 allowances issued free of charge for subsequent periods. AES Cartagena has paid the amounts invoiced and has filed challenges to the CNE’s demands in the Spanish judicial system. There can be no assurances that the challenges will be successful. AES Cartagena has demanded indemnification from its fuel supply and electricity toller, GDF-Suez, in relation to the CNE invoices under the long-term energy agreement (the “Energy Agreement”) with GDF-Suez. However, GDF-Suez has disputed that it is responsible for the CNE invoices under the Energy Agreement. Therefore, in September 2009, AES Cartagena initiated arbitration against GDF-Suez, seeking to recover the payments made to CNE. In the arbitration, AES Cartagena also seeks a determination that GDF-Suez is responsible for procuring and bearing the cost of CO2 allowances that are required to offset the CO2 emissions of AES Cartagena’s power plant, which is also in dispute between the parties. To date, AES Cartagena has paid approximately €25 million ($36 million) for the CO2 allowances that have been required to offset 2008, 2009 and 2010 CO2 emissions. AES Cartagena expects that allowances will need to be purchased to offset emissions for subsequent years. The evidentiary hearing in the arbitration took place from May 31-June 4, 2010, and closing arguments were heard on September 1, 2010. In February 2011, the arbitral tribunal requested further briefing on certain issues in the arbitration, which was later submitted by the parties. The tribunal has the matter under consideration. If AES Cartagena does not prevail in the arbitration and is required to bear the cost of carbon compliance, its results of operations could be materially adversely affected and, in turn, there could be a material adverse effect on the Company and its results of operations. AES Cartagena believes it has meritorious claims and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from EPA pursuant to CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to EPA’s Prevention of Significant Deterioration and nonattainment New Source Review (“NSR”) requirements under the CAA. Since receiving the letter, IPL management has met with EPA staff regarding possible resolutions to this NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties and to install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact to IPL and could, in turn, have a material impact on the Company. IPL would seek recovery through customer rates of any operating or capital expenditures related to pollution control technology systems to reduce regulated air emissions; however, there can be no assurances that it would be successful in that regard.

In November 2009, April 2010, December 2010, April 2011, and June 2011, substantially similar personal injury lawsuits were filed by a total of 45 residents and decedent estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the State of Delaware. In each lawsuit the plaintiffs allege that the coal combustion byproducts of AES Puerto Rico’s power plant were illegally placed in the Dominican Republic from October 2003 through March 2004 and subsequently caused the plaintiffs’ birth defects, other personal injuries, and/or deaths. The plaintiffs do not quantify their alleged damages, but generally allege that they are entitled to compensatory and punitive damages. The AES defendants moved for partial dismissal of both the November 2009 and April 2010 lawsuits on various grounds. In July 2011, the Superior Court dismissed the plaintiffs’ international law and punitive damages claims, but held that the plaintiffs had stated intentional tort, negligence, and strict liability claims under Dominican law, which the Superior Court found governed the lawsuits. The Superior Court granted the plaintiffs leave to amend their complaints in accordance with its decision. The AES defendants will respond to the December 2010, April 2011, and June 2011 lawsuits after the plaintiffs file amended complaints. The AES defendants believe they have meritorious defenses to the claims asserted against them and will defend themselves vigorously; however, there can be no assurances that they will be successful in their efforts.

On December 21, 2010, AES-3C Maritza East 1 EOOD, which owns an unfinished 670 MW lignite-fired power plant in Bulgaria, made the first in a series of demands on the performance bond securing the construction Contractor’s obligations under the parties’ EPC Contract. The Contractor failed to complete the plant on schedule. The total amount demanded by Maritza under the performance bond was approximately €155 million ($223 million). The Contractor obtained an injunction from a lower French court purportedly preventing the issuing bank from honoring the bond demands. However, the Versailles Court of Appeal canceled the injunction in July 2011, and therefore the issuing bank paid the bond demands in full. The Contractor failed to obtain relief from the arbitral tribunal requiring that the funds be reimbursed to the Contractor pending the determination of the arbitration described below. The Contractor may attempt to seek relief in the bond dispute in the French or English courts. In addition, in December 2010, the Contractor stopped commissioning of the power plant’s two units because of the alleged characteristics of the lignite supplied to it for commissioning. In January 2011, the Contractor initiated arbitration on its lignite claim, seeking an extension of time to complete the power plant, an increase to the contract price of approximately €62 million ($89 million), and other relief, including in relation to the bond demands. The Contractor later added claims seeking further extensions of time and an additional €10 million ($14 million) relating to the alleged unavailability of the grid during commissioning. Maritza rejected the Contractor’s claims and asserted counterclaims for delay liquidated damages and other relief relating to the Contractor’s failure to complete the power plant and other breaches of the EPC Contract. Maritza also terminated the EPC Contract for cause and asserted arbitration claims against the Contractor relating to the termination. The Contractor has asserted counterclaims relating to the termination. The arbitral hearing on the merits is in September 2012. Maritza believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

On February 11, 2011 AES Eletropaulo received a notice of violation from São Paulo State’s Environmental Authorities for allegedly destroying 0.32119 hectares of native vegetation at the Conservation Park of Serra do Mar (“Park”), without previous authorization or license. The notice of violation asserted a fine of approximately R$1 million ($666,776) and the suspension of AES Eletropaulo activities in the Park. As a response to this administrative procedure before the São Paulo State Environmental Authorities, AES Eletropaulo timely presented its defense on February 28, 2011 seeking to vacate the notice of violation or reduce the fine. A decision in this administrative procedure is expected to be issued during the second half of 2011.

In April 2011, Empresa Distribuidora de Electricidad del Este, S.A. (“EDE Este”), a distribution company of the Government of the Dominican Republic, initiated arbitration proceedings in the Centro de Resolución

Alternativa de Controversias de la Cámara de Comercio y Producción de Santo Domingo (“Dominican Arbitral Center”) against AES Andrés, B.V. (“AES Andrés”), seeking a declaration that AES Andrés must deliver an additional 250 MWs under the parties’ long-term power purchase agreement (“PPA”) and damages relating to AES Andrés’ alleged refusal to supply the additional capacity. EDE Este also sought and obtained an ex-parte injunction from the Dominican courts requiring AES Andrés to deliver the additional 250 MWs and preventing AES Andrés from providing such additional capacity to any other third party. AES Andrés thereafter initiated arbitration against EDE Este in the ICC seeking, among other things, a declaratory judgment confirming that EDE Este is not entitled to the additional capacity, an order suspending the PPA given EDE Este’s continued failure to pay AES Andrés’ invoices on time for the 50 MWs of capacity contracted under the PPA, and damages resulting from EDE Este’s breach of the PPA. In May 2011, the Dominican Arbitral Center determined that it lacked jurisdiction to decide EDE Este’s arbitration demand. EDE Este thereafter asserted counterclaims against AES Andrés in the ICC arbitration, and sought to add the Company as a party. EDE Este also filed a complaint with the Superintendencia de Electricidad alleging that AES Andrés and its affiliates had engaged in anticompetitive practices. EDE Este voluntarily dismissed the ex parte injunction. At this time, AES Andrés cannot estimate its potential losses relating to these matters. However, if it is unsuccessful, it is possible that Andrés’ results of operations could be materially adversely affected. AES Andrés believes it has meritorious claims and defenses, which it will assert vigorously in these proceedings; however, there can be no assurances it will be successful in its efforts.

Purported stockholders of DPL filed nine putative derivative and/or class actions in Ohio state court and three such suits in Ohio federal court against DPL and its board of directors relating to DPL’s agreement to merge with the Company. Most of those lawsuits name the Company as a defendant. The lawsuits are substantially similar and allege that the price offered in the merger is unfair, DPL’s directors breached their fiduciary duty by agreeing to the merger at an unfair price, and the Company aided and abetted that breach by offering an unfair price. The lawsuits seek to enjoin the merger and some suits also seek unspecified damages. One of the state lawsuits was voluntarily dismissed without prejudice. The defendants’ motions to dismiss the remaining eight state lawsuits are pending. The three federal lawsuits were consolidated, and the plaintiffs in those suits filed a consolidated amended complaint asserting state and federal disclosure claims and moved to enjoin the merger prior to the vote of DPL’s shareholders on the merger. The defendants filed motions to dismiss the consolidated amended complaint. The federal court established a briefing schedule on those motions and ordered limited discovery on certain disclosure claims. Subsequently, in July 2011, the defendants and the federal plaintiffs executed a memorandum of understanding providing for the settlement of the litigation, subject to certain confirmatory discovery and court approval, pursuant to which DPL would make certain additional disclosures to stockholders to its final proxy statement prior to the shareholder vote on the merger. Such a settlement, if a stipulation of settlement is filed with and ultimately approved by the federal court, would also dismiss the consolidated federal lawsuits with prejudice and release all claims by DPL stockholders concerning the merger. After execution of the MOU, the federal court suspended briefing on the motions pending before it. The Company believes it has meritorious defenses and will assert them vigorously if the potential settlement is not consummated; however, there can be no assurances that it will be successful in its efforts.

In May 2011, a putative class action was filed in the Mississippi federal court against the Company and numerous unrelated companies. The lawsuit alleges that greenhouse gas emissions contributed to alleged global warming which, in turn, allegedly increased the destructive capacity of Hurricane Katrina. The plaintiffs assert claims for public and private nuisance, trespass, negligence, and declaratory judgment. The plaintiffs seek damages relating to loss of property, loss of business, clean-up costs, personal injuries and death, but do not quantify their alleged damages. These and other plaintiffs previously brought a substantially similar lawsuit in the federal court but failed to obtain relief. The Company has not been served with the new lawsuit to date. The Company believes it has meritorious defenses and will assert them vigorously if it is served; however, there can be no assurances that it would be successful in its efforts.

In June 2011, the São Paulo Municipal Tax Authority filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking approximately R$1.2 billion ($765 million) in services tax (“ISS”) that allegedly had not been collected on revenues from services rendered by Eletropaulo. Eletropaulo has defended on the ground that the revenues at issue were not subject to ISS. Eletropaulo believes it has meritorious defenses to the assessments and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2010 Form 10-K and our 10-Q for the period ended March 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company can repurchase up to $500 million of AES common stock. The Board authorization permits the Company to repurchase stock through a variety of methods, including open market repurchases and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The original authorization was set to expire on December 31, 2010; however, in December 2010, the Board authorized an extension of the stock repurchase program. The stock repurchase plan can be modified, extended, or terminated by the Board of Directors at any time. During the six months ended June 30, 2011, shares of common stock repurchased under this plan totaled 7,717,711 at a total cost of $98 million plus a nominal amount of commissions (average of $12.76 per share including commissions), bringing the cumulative total purchases under the program to 16,100,536 shares at a total cost of $198 million plus a nominal amount of commissions (average of $12.29 per share including commissions).

The following table presents information regarding purchases made by The AES Corporation of its common stock:

Repurchase Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of a Publicly Announced Repurchase Plan(1)	Dollar Value of Maximum Number of Shares To Be Purchased Under the Plan(1)
4/1/11 - 4/30/11	2,774,700	$12.90	2,774,700	$302,384,939
5/1/11 - 5/30/11	—	$—	—	$302,384,939
6/1/11 - 6/30/11	—	$—	—	$302,384,939

Total	2,774,700	$12.90	2,774,700

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     REMOVED AND RESERVED

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

4.1	Fifteenth Supplemental Indenture, dated as of June 15, 2011 between The AES Corporation and Wells Fargo Bank, National Associated is incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on June 15, 2011.

10.1	Credit Agreement dated as of May 27, 2011 among The AES Corporation, as borrower, the banks listed therein and Bank of America, N.A., as administrative agent is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 6, 2011.

31.1	Rule13a-14(a)/15d-14(a) Certification of Paul Hanrahan (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Victoria D. Harker (filed herewith).

32.1	Section 1350 Certification of Paul Hanrahan (filed herewith).

32.2	Section 1350 Certification of Victoria D. Harker (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date: August 4, 2011	By:	/s/ VICTORIA D. HARKER
		Name:	Victoria D. Harker
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MARY E. WOOD
		Name:	Mary E. Wood
		Title:	Vice President and Controller (Principal Accounting Officer)