Form 10-Q
period 2012-03-31
AES CORP
filed 2012-05-04
CIK 874761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on April 26, 2012 was 767,489,830.

THE AES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,688	$1,704
Restricted cash	448	478
Short-term investments	1,740	1,356
Accounts receivable, net of allowance for doubtful accounts of $300 and $273, respectively	2,735	2,534
Inventory	799	785
Deferred income taxes	480	454
Prepaid expenses	238	157
Other current assets	1,394	1,569
Current assets of discontinued and held for sale businesses	37	191

Total current assets	9,559	9,228

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	1,113	1,090
Electric generation, distribution assets and other	31,774	31,143
Accumulated depreciation	(9,290)	(8,944)
Construction in progress	1,992	1,833

Property, plant and equipment, net	25,589	25,122

Other Assets:
Investments in and advances to affiliates	1,430	1,422
Debt service reserves and other deposits	880	876
Goodwill	3,732	3,733
Other intangible assets, net of accumulated amortization of $201 and $164, respectively	550	566
Deferred income taxes	736	715
Other	2,273	2,331
Noncurrent assets of discontinued and held for sale businesses	682	1,340

Total other assets	10,283	10,983

TOTAL ASSETS	$45,431	$45,333

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,014	$2,014
Accrued interest	433	327
Accrued and other liabilities	3,114	3,398
Non-recourse debt, including $296 and $259, respectively, related to variable interest entities	2,194	2,123
Recourse debt	21	305
Current liabilities of discontinued and held for sale businesses	202	279

Total current liabilities	7,978	8,446

NONCURRENT LIABILITIES
Non-recourse debt, including $1,173 and $1,156, respectively, related to variable interest entities	13,841	13,412
Recourse debt	6,179	6,180
Deferred income taxes	1,445	1,328
Pension and other post-retirement liabilities	1,755	1,729
Other noncurrent liabilities	3,132	3,083
Noncurrent liabilities of discontinued and held for sale businesses	552	1,348

Total noncurrent liabilities	26,904	27,080

Contingencies and Commitments (see Note 8)
Cumulative preferred stock of subsidiaries	78	78
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 809,082,637 issued and 767,434,120 outstanding at March 31, 2012 and 807,573,277 issued and 765,186,316 outstanding at December 31, 2011	8	8
Additional paid-in capital	8,516	8,507
Retained earnings	1,019	678
Accumulated other comprehensive loss	(2,575)	(2,758)
Treasury stock, at cost (41,648,517 shares at March 31, 2012 and 42,386,961 shares at December 31, 2011, respectively)	(479)	(489)

Total AES Corporation stockholders’ equity	6,489	5,946
NONCONTROLLING INTERESTS	3,982	3,783

Total equity	10,471	9,729

TOTAL LIABILITIES AND EQUITY	$45,431	$45,333

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share amounts)
Revenue:
Regulated	$2,620	$2,349
Non-Regulated	2,120	1,807

Total revenue	4,740	4,156

Cost of Sales:
Regulated	(2,182)	(1,773)
Non-Regulated	(1,480)	(1,390)

Total cost of sales	(3,662)	(3,163)

Gross margin	1,078	993

General and administrative expenses	(87)	(95)
Interest expense	(416)	(338)
Interest income	91	95
Other expense	(29)	(15)
Other income	18	16
Gain on sale of investments	179	6
Asset impairment expense	(11)	-
Foreign currency transaction gains (losses)	(1)	33
Other non-operating expense	(49)	-

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	773	695
Income tax expense	(267)	(215)
Net equity in earnings of affiliates	13	10

INCOME FROM CONTINUING OPERATIONS	519	490
Income (loss) from operations of discontinued businesses, net of income tax (benefit) expense of $2 and $(3), respectively	1	(7)
Net gain (loss) from disposal and impairments of discontinued businesses, net of income tax expense of $0 and $0, respectively	(5)	-

NET INCOME	515	483
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(174)	(253)
Less: Income from discontinued operations attributable to noncontrolling interests	-	(6)

Total net income attributable to noncontrolling interests	(174)	(259)

NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$341	$224

BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.45	$0.30
Discontinued operations attributable to The AES Corporation common stockholders, net of tax	-	(0.02)

NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.45	$0.28

DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.44	$0.30
Discontinued operations attributable to The AES Corporation common stockholders, net of tax	-	(0.02)

NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.44	$0.28

AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$345	$237
Discontinued operations, net of tax	(4)	(13)

Net income	$341	$224

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions)
NET INCOME	$515	$483

Available-for-sale securities activity:

Change in fair value of available-for-sale securities, net of income tax (expense) benefit of $0 and $1, respectively	-	-

Reclassification to earnings, net of income tax (expense) benefit of $0 and $0, respectively	-	(1)

Total change in fair value of available-for-sale securities	-	(1)

Foreign currency translation activity:

Foreign currency translation adjustments, net of income tax (expense) of $(1) and $(4), respectively	142	131

Reclassification to earnings, net of income tax (expense) benefit of $0 and $0, respectively	(1)	(3)

Total foreign currency translation adjustments	141	128

Derivative activity:

Change in derivative fair value, net of income tax (expense) of $(4) and $(9), respectively	21	41

Reclassification to earnings, net of income tax (expense) of $(28) and $(8), respectively	86	30

Total change in fair value of derivatives	107	71

Pension activity:

Reclassification to earnings, due to amortization of prior service cost and net gains (losses), net of income tax (expense) of $(3) and $(2), respectively	6	3

Total pension adjustments	6	3

OTHER COMPREHENSIVE INCOME	254	201

COMPREHENSIVE INCOME	769	684

Less: Comprehensive income attributable to noncontrolling interests	(245)	(325)

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$524	$359

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions)
OPERATING ACTIVITIES:
Net income	$515	$483
Adjustments to net income:
Depreciation and amortization	360	305
(Gain) loss from sale of investments and impairment expense	(92)	3
Provision for deferred taxes	101	17
Contingencies	17	22
Other	(40)	(84)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(189)	(112)
(Increase) decrease in inventory	(11)	(69)
(Increase) decrease in prepaid expenses and other current assets	(117)	13
(Increase) decrease in other assets	(156)	11
Increase (decrease) in accounts payable and other current liabilities	266	(41)
Increase (decrease) in income taxes and other income tax payables, net	(161)	(105)
Increase (decrease) in other liabilities	41	59

Net cash provided by operating activities	534	502

INVESTING ACTIVITIES:
Capital expenditures	(579)	(479)
Acquisitions — net of cash acquired	-	(138)
Proceeds from the sale of businesses, net of cash sold	63	8
Proceeds from the sale of assets	4	4
Sale of short-term investments	1,505	1,241
Purchase of short-term investments	(1,855)	(1,181)
Decrease in restricted cash	28	11
(Increase) decrease in debt service reserves and other assets	20	(7)
Affiliate advances and equity investments	-	(40)
Proceeds from government grants for asset construction	85	1
Other investing	4	(21)

Net cash used in investing activities	(725)	(601)

FINANCING ACTIVITIES:
(Repayments) borrowings under the revolving credit facilities, net	(281)	24
Issuance of non-recourse debt	503	115
Repayments of recourse debt	(3)	(268)
Repayments of non-recourse debt	(151)	(201)
Payments for financing fees	(12)	(5)
Distributions to noncontrolling interests	(19)	(43)
Contributions from noncontrolling interests	5	-
Financed capital expenditures	(6)	(17)
Purchase of treasury stock	-	(63)
Other financing	1	(5)

Net cash provided by (used in) financing activities	37	(463)
Effect of exchange rate changes on cash	25	15
Decrease in cash of discontinued and held for sale businesses	113	7

Total decrease in cash and cash equivalents	(16)	(540)
Cash and cash equivalents, beginning	1,704	2,522

Cash and cash equivalents, ending	$1,688	$1,982

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$291	$229
Cash payments for income taxes, net of refunds	$325	$304

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in equity and cash flows. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2011 audited consolidated financial statements and notes thereto, which are included in the 2011 Form 10-K filed with the SEC on February 24, 2012 (the “2011 Form 10-K”).

New Accounting Policies Adopted

ASU No. 2011-4, Fair Value Measurements (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”

In May 2011, the FASB issued ASU No. 2011-4, which among other requirements, prohibits the use of the block discount factor for all fair value level hierarchies; permits an entity to measure the fair value of its financial instruments on a net basis when the related market risks are managed on a net basis; states the highest and best use concept is no longer relevant in the measurement of financial assets and liabilities; clarifies that a reporting entity should disclose quantitative information about the unobservable inputs used in Level 3 measurements and that the application of premiums and discounts is related to the unit of account for the asset or liability being measured at fair value; and requires expanded disclosures to describe the valuation process used for Level 3 measurements and the sensitivity of Level 3 measurements to changes in unobservable inputs. In addition, entities are required to disclose the hierarchy level for items which are not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed. AES adopted ASU No. 2011-4 on January 1, 2012. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition — Due to the Company’s acquisition of DPL Inc. (“DPL”) in November 2011, including DPL’s competitive retail supply business, we have modified our definition of regulated and non-regulated revenue as follows: revenue is classified as regulated on the condensed consolidated statements of operations where the price is determined or set by a regulator, including alternative forms of price regulation such as a price range, price cap or earnings tests. Typically, revenue of utility businesses meets the above criteria and would be classified as regulated revenue. Revenue that is not subject to rate regulation or is not determined by a regulator is classified as non-regulated revenue. Typically, revenue of generation businesses would be classified as non-regulated revenue.

2. INVENTORY

The following table summarizes the Company’s inventory balances as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in millions)
Coal, fuel oil and other raw materials	$432	$444
Spare parts and supplies	367	341

Total	$799	$785

3. FAIR VALUE

The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The fair value of non-recourse debt is estimated differently based upon the type of loan. In general, the carrying amount of variable rate debt is a close approximation of its fair value. For fixed rate loans, the fair value is estimated using quoted market prices or discounted cash flow analyses. See Note 7 — Debt for additional information on the fair value and carrying value of debt. The fair value of interest rate swap, cap and floor agreements, foreign currency forwards, swaps and options, and energy derivatives is the estimated net amount that the Company would receive or pay to sell or transfer the agreements as of the balance sheet date.

The estimated fair values of the Company’s assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Valuation Techniques

The fair value measurement accounting guidance describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on current market expectations of the return on those future amounts. The cost approach is based on the amount that would currently be required to replace an asset. The Company measures its investments and derivatives at fair value on a recurring basis. Additionally, in connection with annual or event-driven impairment evaluations, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These include long-lived tangible assets (i.e., property, plant and equipment), goodwill and intangible assets (e.g., sales concessions, land use rights and emissions allowances, etc.). In general, the Company determines the fair value of investments and derivatives using the market approach and the income approach, respectively. In the nonrecurring measurements of nonfinancial assets and liabilities, all three approaches are considered; however, fair value estimated under the income approach is often selected. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of the fair value of the assets and liabilities and their placement within the fair value hierarchy levels.

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

Derivatives

When deemed appropriate, the Company manages its risk from interest and foreign currency exchange rate and commodity price fluctuations through the use of over-the-counter or exchange traded financial and physical derivative instruments. The derivatives are primarily interest rate swaps to hedge non-recourse debt to establish a fixed rate on variable rate debt, foreign exchange instruments to hedge against currency fluctuations, commodity derivatives to hedge against commodity price fluctuations and embedded derivatives associated with commodity contracts. The Company’s subsidiaries are counterparties to various over-the-counter or exchange traded derivatives, which include interest rate swaps and options, foreign currency options and forwards and commodity swaps. In addition, the Company’s subsidiaries are counterparties to certain PPAs and fuel supply agreements that are derivatives or include embedded derivatives.

For derivatives for which there is a standard industry valuation model, the Company uses a third-party treasury and risk management software product that uses a standard model and observable inputs to estimate the fair value. For these derivatives, the Company performs analytical procedures and makes comparisons to other third-party information in order to assess the reasonableness of the fair value. For derivatives (such as PPAs and fuel supply agreements that are derivatives or include embedded derivatives) for which there is not a standard industry valuation model, the Company has created internal valuation models to estimate the fair value, using observable data to the extent available. At each quarter-end, the models for the commodity and foreign currency-based derivatives are generally prepared by employees who globally manage the respective commodity and foreign currency risks. For all derivatives, with the exception of those classified as Level 1, the income approach is used, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. Among the most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (such as LIBOR and Euro Inter Bank Offered Rate (“EURIBOR”)), foreign exchange rates and commodity prices. Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published information provided from another source. In situations where significant inputs are not observable, the Company uses relevant techniques to best estimate the inputs, such as regression analysis, Monte Carlo simulation or prices for similarly traded instruments available in the market.

For each derivative, with the exception of those classified as Level 1, the income approach is used to estimate the cash flows over the remaining term of the contract. Those cash flows are then discounted using the relevant spot benchmark interest rate (such as LIBOR or EURIBOR) plus a spread that reflects the credit or nonperformance risk. This risk is estimated by the Company using credit spreads and risk premiums that are observable in the market, whenever possible, or estimated borrowing costs based on bank quotes, industry publications and/or information on financing closed on similar projects. To the extent that management can estimate the fair value of these assets or liabilities without the use of significant unobservable inputs, the fair value of these derivatives are classified as Level 2.

The Company’s methodology to fair value its derivatives is to start with any observable inputs; however, in certain instances the published forward rates or prices may not extend through the remaining term of the contract and management must make assumptions to extrapolate the curve, which necessitates the use of unobservable inputs, such as proxy commodity prices or historical settlements to forecast forward prices. In addition, in certain instances, there may not be third party data readily available, requiring the use of unobservable inputs. Similarly, in certain instances, the spread that reflects the credit or nonperformance risk is unobservable. The fair value hierarchy of an asset or a liability is based on the level of significance of the input assumptions. An input assumption is considered significant if it affects the fair value by at least 10%. Assets and liabilities are transferred to Level 3 when the use of unobservable inputs becomes significant. Similarly, when the use of unobservable inputs becomes insignificant for Level 3 assets and liabilities, they are transferred to Level 2. Transfers between Level 3 and Level 2 are determined as of the end of the reporting period.

The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) at March 31, 2012:

	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
	(in millions)
Interest rate	$(124)	Own credit risk	3.3% - 4.1% (3.5%)
Foreign currency:
Embedded derivative — Argentine Peso	48	Argentine Peso to U.S. Dollar currency exchange rate after 2 years	6.13
Other	-
Commodity & other:
Embedded derivative — Aluminum	(54)	Market price of power for customer in Cameroon (per KWh)	$0.06 - $0.18 ($0.13)
Embedded derivative — Philippine Peso	10	U.S. Producer Price Index after 5 years (where base year of 2005 = 100)	143 - 174 (157)
Other	(2)

Total	$(122)

Changes in the above significant unobservable inputs that lead to a significant and unusual impact to current period earnings are disclosed to the Financial Audit Committee. For interest rate derivatives, increases (decreases) in the estimates of our own credit risk would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative. For commodity and other derivatives in the above table, increases (decreases) in the estimated inflation would increase (decrease) the value of those embedded derivatives, while increases (decreases) in the estimated market price for power would increase (decrease) the value of that embedded derivative.

The only Level 1 derivative instruments as of March 31, 2012 are exchange-traded commodity futures for which the pricing is observable in active markets, and as such, these are not expected to transfer to other levels. There have been no transfers between Level 1 and Level 2.

Nonfinancial Assets and Liabilities

For nonrecurring measurements derived using the income approach, fair value is determined using valuation models based on the principles of discounted cash flows (“DCF”). The income approach is most often used in the impairment evaluation of long-lived tangible assets, goodwill and intangible assets. The Company has developed internal valuation models for such valuations; however, an independent valuation firm may be engaged in certain situations. In such situations, the independent valuation firm largely uses DCF valuation models as the primary measure of fair value though other valuation approaches are also considered. A few examples of input assumptions to such valuations include macroeconomic factors such as growth rates, industry demand, inflation, exchange rates and power and commodity prices. Whenever possible, the Company attempts to obtain market observable data to develop input assumptions. Where the use of market observable data is limited or not available for certain input assumptions, the Company develops its own estimates using a variety of techniques such as regression analysis and extrapolations.

For nonrecurring measurements derived using the market approach, recent market transactions involving the sale of identical or similar assets are considered. The use of this approach is limited because it is often difficult to find sale transactions of identical or similar assets. This approach is used in impairment evaluations of certain intangible assets. Otherwise, it is used to corroborate the fair value determined under the income approach.

For nonrecurring measurements derived using the cost approach, fair value is typically determined using the replacement cost approach. Under this approach, the depreciated replacement cost of assets is determined by first determining the current replacement cost of assets and then applying the remaining useful life percentages to such costs. Further adjustments for economic and functional obsolescence are made to the depreciated replacement cost. This approach involves a considerable amount of judgment, which is why its use is limited to the measurement of a few long-lived tangible assets. Like the market approach, this approach is also used to corroborate the fair value determined under the income approach.

Fair Value Considerations

In determining fair value, the Company considers the source of observable market data inputs, liquidity of the instrument, the credit risk of the counterparty and the risk of the Company’s or its counterparty’s nonperformance. The conditions and criteria used to assess these factors are:

Sources of market assumptions

The Company derives most of its market assumptions from market efficient data sources (e.g., Bloomberg, Reuters and Platt’s). To determine fair value, where market data is not readily available, management uses comparable market sources and empirical evidence to develop its own estimates of market assumptions.

Market liquidity

The Company evaluates market liquidity based on whether the financial or physical instrument, or the underlying asset, is traded in an active or inactive market. An active market exists if the prices are fully transparent to market participants, can be measured by market bid and ask quotes, the market has a relatively large proportion of trading volume as compared to the Company’s current trading volume and the market has a significant number of market participants that will allow the market to rapidly absorb the quantity of assets traded without significantly affecting the market price. Another factor the Company considers when determining whether a market is active or inactive is the presence of government or regulatory controls over pricing that could make it difficult to establish a market based price when entering into a transaction.

Nonperformance risk

Nonperformance risk refers to the risk that an obligation will not be fulfilled and affects the value at which a liability is transferred or an asset is sold. Nonperformance risk includes, but may not be limited to, the Company or its counterparty’s credit and settlement risk. Nonperformance risk adjustments are dependent on credit spreads, letters of credit, collateral, other arrangements available and the nature of master netting arrangements. The Company and its subsidiaries are parties to various interest rate swaps and options; foreign currency options and forwards; and derivatives and embedded derivatives, which subject the Company to nonperformance risk. The financial and physical instruments held at the subsidiary level are generally non-recourse to the Parent Company.

Nonperformance risk on the investments held by the Company is incorporated in the fair value derived from quoted market data to mark the investments to fair value.

The Company adjusts for nonperformance or credit risk on its derivative instruments by deducting a credit valuation adjustment (“CVA”). The CVA is based on the margin or debt spread of the Company’s subsidiary or its counterparty and the tenor of the respective derivative instrument. The counterparty for a derivative asset position is considered to be the bank or government sponsored banking entity or counterparty to the PPA or commodity contract. The CVA for asset positions is based on the counterparty’s credit ratings and debt spreads or, in the absence of readily obtainable credit information, the respective country’s debt spreads are used as a proxy. The CVA for liability positions is based on the Parent Company’s or the subsidiary’s current debt spread, the margin on indicative financing arrangements, or in the absence of readily obtainable credit information, the respective country’s debt spreads are used as a proxy. All derivative instruments are analyzed individually and are subject to unique risk exposures.

Recurring Measurements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value
	Total	Level 1	Level 2	Level 3
	(in millions)
March 31, 2012
Assets
Available-for-sale securities	$1,717	$2	$1,715	$-
Trading securities	12	12	-	-
Derivatives	109	2	41	66

Total assets	$1,838	$16	$1,756	$66

Liabilities
Derivatives	$648	$-	$460	$188

Total liabilities	$648	$-	$460	$188

December 31, 2011
Assets
Available-for-sale securities	$1,340	$1	$1,339	$-
Trading securities	12	12	-	-
Derivatives	120	2	52	66

Total assets	$1,472	$15	$1,391	$66

Liabilities
Derivatives	$690	$-	$476	$214

Total liabilities	$690	$-	$476	$214

The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 (presented net by type of derivative):

	Three Months Ended March 31, 2012
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at January 1	$(128)	$(18)	$51	$(53)	$(148)
Total gains (losses) (realized and unrealized):
Included in earnings(1)	(1)	-	(2)	8	5
Included in other comprehensive income	1	14	-	-	15
Included in regulatory (assets) liabilities	-	-	-	-	-
Settlements	6	4	(1)	(1)	8
Transfers of assets (liabilities) into Level 3(2)	(28)	-	-	-	(28)
Transfers of (assets) liabilities out of Level 3(2)	26	-	-	-	26

Balance at March 31	$(124)	$-	$48	$(46)	$(122)

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$-	$-	$(3)	$9	$6

	Three Months Ended March 31, 2011
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at January 1	$(1)	$10	$22	$18	$49
Total gains (losses) (realized and unrealized):
Included in earnings(1)	-	2	1	8	11
Included in other comprehensive income	(4)	(8)	-	-	(12)
Included in regulatory (assets) liabilities	-	-	-	(1)	(1)
Settlements	-	1	1	-	2
Transfers of assets (liabilities) into Level 3(2)	(2)	-	(1)	(1)	(4)

Balance at March 31	$(7)	$5	$23	$24	$45

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$-	$2	$-	$8	$10

(1)

The gains (losses) included in earnings for these Level 3 derivatives are classified as follows: interest rate and cross currency derivatives as interest expense; foreign currency derivatives as foreign currency transaction gains (losses); and commodity and other derivatives as either non-regulated revenue, non-regulated cost of sales, or other expense. See Note 5 — Derivative Instruments and Hedging Activities for further information regarding the classification of gains and losses included in earnings in the condensed consolidated statements of operations.

(2)

Transfers in and out of Level 3 are determined as of the end of the reporting period and are from and to Level 2. The assets (liabilities) transferred into and out of Level 3 are primarily the result of an increase or decrease in the significance of unobservable inputs used to calculate the credit valuation adjustments of these derivative instruments.

The following table presents a reconciliation of available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Balance at beginning of period	$-	$42
Settlements	-	(2)

Balance at March 31	$-	$40

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets held at the end of the period	$-	$-

Nonrecurring Measurements

For purposes of impairment evaluation, the Company measured the fair value of long-lived assets and equity method investments under the fair value measurement accounting guidance. Impairment expense is measured by comparing the fair value of asset groups at the evaluation date to their carrying amount at the end of the month prior to the evaluation date. The following table summarizes major categories of assets and liabilities measured at fair value on a nonrecurring basis during the period and their level within the fair value hierarchy:

	Carrying Amount	Fair Value			Gross Loss
		Level 1	Level 2	Level 3
March 31, 2012	in million
Assets
Long-lived assets held and used:(1)	$22	$-	$-	$17	$5
Kelanitissa
Equity method investments:(2)	204	-	155	-	49

(1)	See Note 13 — Asset Impairment Expense for further information.
(2)	See Note 14 — Other Non-Operating Expense for further information.

There were no nonrecurring measurements in the three months ended March 31, 2011.

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets

The following table sets forth the carrying amount and fair value of the Company’s financial assets and liabilities that are not measured at fair value in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, but for which fair value is disclosed. In addition, the fair value level hierarchy of such assets and liabilities is presented as of March 31, 2012:

	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
March 31, 2012	(in millions)
Assets
Trade receivables	$408	$454	$-	$-	$454

Liabilities
Non-recourse debt	16,035	16,369	-	15,339	1,030
Recourse debt	6,200	6,809	-	6,809

December 31, 2011
Assets
Trade receivables	$386	$401

Liabilities
Non-recourse debt	15,535	15,862
Recourse debt	6,485	6,640

4. INVESTMENTS IN MARKETABLE SECURITIES

The following table sets forth the Company’s investments in marketable debt and equity securities as of March 31, 2012 and December 31, 2011 by security class and by level within the fair value hierarchy. The security classes are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities.

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
AVAILABLE-FOR-SALE:(1)
Debt securities:
Unsecured debentures(2)	$-	$975	$-	$975	$-	$665	$-	$665
Certificates of deposit(2)	-	645	-	645	-	576	-	576
Government debt securities	-	28	-	28	-	31	-	31

Subtotal	-	1,648	-	1,648	-	1,272	-	1,272
Equity securities:
Mutual funds	1	67	-	68	-	67	-	67
Common stock	1	-	-	1	1	-	-	1

Subtotal	2	67	-	69	1	67	-	68

Total available-for-sale	2	1,715	-	1,717	1	1,339	-	$1,340

TRADING:
Equity securities:
Mutual funds	12	-	-	12	12	-	-	12

Total trading	12	-	-	12	12	-	-	12

TOTAL	$14	$1,715	$-	$1,729	$13	$1,339	$-	$1,352

Held-to-maturity securities				11				4

Total marketable securities				$1,740				$1,356

(1)

Cost/amortized cost approximated fair value at March 31, 2012 and December 31, 2011, with the exception of certain common stock investments with a cost basis and fair value of $1 million at March 31, 2012, and a cost basis and fair value of $4 million and $1 million, respectively, at December 31, 2011.

(2)

Unsecured debentures are instruments similar to certificates of deposit that are held primarily by our subsidiaries in Brazil. The unsecured debentures and certificates of deposit included here do not qualify as cash equivalents and meet the definition of a security under the relevant guidance and are therefore classified as available-for-sale securities.

As of March 31, 2012, all available-for-sale debt securities had stated maturities within one year.

The following table summarizes the pre-tax gains and losses related to available-for-sale and trading securities for the three months ended March 31, 2012 and 2011. Gains and losses on the sale of investments are determined using the specific identification method. For the three months ended March 31, 2012 and 2011, there were no realized losses on the sale of available-for-sale securities and no other-than-temporary impairment of marketable securities recognized in earnings or other comprehensive income.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Gains included in earnings that relate to trading securities held at the reporting date	$-	$1
Unrealized gains (losses) on available-for-sale securities included in other comprehensive income	-	(2)
Proceeds from sales of available-for-sale securities	1,523	1,237
Gross realized gains on sales	1	1

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

Interest Rate Risk

AES and its subsidiaries utilize variable rate debt financing for construction projects and operations, resulting in an exposure to interest rate risk. Interest rate swap, cap and floor agreements are entered into to manage interest rate risk by effectively fixing or limiting the interest rate exposure on the underlying financing. These interest rate contracts range in maturity through 2030, and are typically designated as cash flow hedges. The following table sets forth, by underlying type of interest rate index, the Company’s current and maximum outstanding notional under its interest rate derivative instruments, the weighted average remaining term and the percentage of variable-rate debt hedged that is based on the related index as of March 31, 2012 regardless of whether the derivative instruments are in qualifying cash flow hedging relationships:

	March 31, 2012
	Current		Maximum(1)
Interest Rate Derivatives	Derivative Notional	Derivative Notional Translated to USD	Derivative Notional	Derivative Notional Translated to USD	Weighted Average Remaining Term(1)	% of Debt Currently Hedged by Index(2)
	(in millions)				(in years)
Libor (U.S. Dollar)	3,657	$3,657	4,668	$4,668	10	71%
Euribor (Euro)	668	891	668	891	10	65%
Libor (British Pound Sterling)	67	107	83	132	13	92%

(1)

The Company’s interest rate derivative instruments primarily include accreting and amortizing notionals. The maximum derivative notional represents the largest notional at any point between March 31, 2012 and the maturity of the derivative instrument, which includes forward starting derivative instruments. The weighted average remaining term represents the remaining tenor of our interest rate derivatives weighted by the corresponding maximum notional.

(2)	Excludes variable-rate debt tied to other indices where the Company has no interest rate derivatives.

Cross currency swaps are utilized in certain instances to manage the risk related to fluctuations in both interest rates and certain foreign currencies. These cross currency contracts range in maturity through 2028. The following table sets forth, by type of foreign currency denomination, the Company’s outstanding notional amount under its cross currency derivative instruments as of March 31, 2012, which are all in qualifying cash flow hedge relationships. These swaps are amortizing and therefore the notional amount represents the maximum outstanding notional amount as of March 31, 2012:

	March 31, 2012
Cross Currency Swaps	Notional	Notional Translated to USD	Weighted Average Remaining Term(1)	% of Debt Currently Hedged by Index(2)
	(in millions)		(in years)
Chilean Unidad de Fomento (CLF)	6	$253	14	85%

(1)	Represents the remaining tenor of our cross currency swaps weighted by the corresponding notional.
(2)	Represents the proportion of foreign currency denominated debt hedged by the same foreign currency denominated notional of the cross currency swap.

Foreign Currency Risk

We are exposed to foreign currency risk as a result of our investments in foreign subsidiaries and affiliates. AES operates businesses in many foreign countries and such operations may be impacted by significant fluctuations in foreign currency exchange rates. Foreign currency options and forwards are utilized, where deemed appropriate, to manage the risk related to fluctuations in certain foreign currencies. These foreign currency contracts range in maturity through 2015. The following tables set forth, by type of foreign currency denomination, the Company’s outstanding notional amounts over the remaining terms of its foreign currency derivative instruments as of March 31, 2012 regardless of whether the derivative instruments are in qualifying hedging relationships:

	March 31, 2012
Foreign Currency Options	Notional	Notional Translated to USD(1)	Probability Adjusted Notional(2)	Weighted Average Remaining Term(3)
	(in millions)			(in years)
Euro (EUR)	62	$83	$44	<1
Brazilian Real (BRL)	110	63	53	<1
Philippine Peso (PHP)	1,285	30	18	<1
Argentine Peso (ARS)	18	4	-	<1
British Pound (GBP)	1	2	2	<1

(1)	Represents contractual notionals at inception of trade.
(2)

Represents the gross notional amounts times the probability of exercising the option, which is based on the relationship of changes in the option value with respect to changes in the price of the underlying currency.

(3)	Represents the remaining tenor of our foreign currency options weighted by the corresponding notional.

	March 31, 2012
Foreign Currency Forwards	Notional	Notional Translated to USD	Weighted Average Remaining Term(1)
	(in millions)		(in years)
Chilean Peso (CLP)	84,974	$169	<1
Euro (EUR)	95	133	2
Colombian Peso (COP)	137,722	77	<1
British Pound (GBP)	18	29	<1
Argentine Peso (ARS)	31	7	<1
Hungarian Forint (HUF)	402	1	<1

(1)	Represents the remaining tenor of our foreign currency forwards weighted by the corresponding notional.

In addition, certain of our subsidiaries have entered into contracts which contain embedded derivatives that require separate valuation and accounting due to the fact that the item that is being purchased or sold is denominated in a currency other than the functional currency of the subsidiary or the currency of the item. These contracts range in maturity through 2026. The following table sets forth, by type of foreign currency denomination, the Company’s outstanding notional over the remaining terms of its foreign currency embedded derivative instruments as of March 31, 2012:

	March 31, 2012
Embedded Foreign Currency Derivatives	Notional	Notional Translated to USD	Weighted Average Remaining Term(1)
	(in millions)		(in years)
Philippine Peso (PHP)(2)	53,591	$1,247	11
Argentine Peso (ARS)	943	215	11
Kazakhstani Tenge (KZT)	29,023	196	9
Euro (EUR)	2	3	9

(1)	Represents the remaining tenor of our foreign currency embedded derivatives weighted by the corresponding notional.
(2)	Notional also relates to an embedded derivative related to inflation.

Commodity Price Risk

We are exposed to the impact of market fluctuations in the price of electricity, fuel and environmental credits. Although our businesses primarily enter into long-term contracts or retail sales concessions (which provide our distribution businesses with a franchise to serve a specific geographic region), a portion of our current and expected future revenues are derived from businesses without significant long-term purchase or sales contracts. These businesses subject our results of operations to the volatility of prices for electricity, fuel and environmental credits in competitive markets. We have used a hedging strategy, where appropriate, to hedge our financial performance against the effects of fluctuations in energy commodity prices.

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

Nonetheless, certain of the PPAs and fuel supply agreements entered into by certain of the Company’s subsidiaries are derivatives or contain embedded derivatives requiring separate valuation and accounting. These contracts range in maturity through 2024. The following table sets forth, by type of commodity, the Company’s outstanding notionals for the remaining term of its commodity derivatives and embedded derivative instruments as of March 31, 2012:

	March 31, 2012
Commodity Derivatives	Notional		Weighted Average Remaining Term(1)
	(in millions)		(in years)
Natural gas (MMBTU)	31		11
Aluminum (MWh)	15	(2)	8
Petcoke (Metric tons)	12		12
Coal (Metric tons)	3		1
Heating Oil (Gallons)	2		<1

(1)	Represents the remaining tenor of our commodity and embedded derivatives weighted by the corresponding volume.

(2)	The embedded derivative relates to fluctuations in the price of aluminum versus fluctuations in the price of electricity, where the notional is based on the amount of power we sell under the PPA.

Accounting and Reporting

The following table sets forth the Company’s derivative instruments as of March 31, 2012 and December 31, 2011 by type of derivative and by level within the fair value hierarchy. Derivative assets and liabilities are recognized at their fair value. Derivative assets and liabilities are combined with other balances and included in the following captions in our condensed consolidated balance sheets: current derivative assets in other current assets, noncurrent derivative assets in other noncurrent assets, current derivative liabilities in accrued and other liabilities and noncurrent derivative liabilities in other noncurrent liabilities.

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)				(in millions)
Assets
Current assets:
Foreign currency derivatives	$-	$11	$4	$15	$-	$24	$4	$28
Commodity and other derivatives	2	16	2	20	2	16	3	21

Total current assets	2	27	6	35	2	40	7	49

Noncurrent assets:
Cross currency derivatives	-	5	-	5	-	-	1	1
Foreign currency derivatives	-	4	51	55	-	3	58	61
Commodity and other derivatives	-	5	9	14	-	9	-	9

Total noncurrent assets	-	14	60	74	-	12	59	71

Total assets	$2	$41	$66	$109	$2	$52	$66	$120

Liabilities
Current liabilities:
Interest rate derivatives	$-	$96	$17	$113	$-	$97	$22	$119
Cross currency derivatives	-	4	-	4	-	-	5	5
Foreign currency derivatives	-	8	1	9	-	5	1	6
Commodity and other derivatives	-	27	4	31	-	17	6	23

Total current liabilities	-	135	22	157	-	119	34	153

Noncurrent liabilities:
Interest rate derivatives	-	284	107	391	-	334	106	440
Cross currency derivatives	-	1	-	1	-	-	14	14
Foreign currency derivatives	-	27	7	34	-	10	10	20
Commodity and other derivatives	-	13	52	65	-	13	50	63

Total noncurrent liabilities	-	325	166	491	-	357	180	537

Total liabilities	$-	$460	$188	$648	$-	$476	$214	$690

The following table sets forth the fair value and balance sheet classification of derivative instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Total	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Total
	(in millions)			(in millions)
Assets
Current assets:
Foreign currency derivatives	$5	$10	$15	$10	$18	$28
Commodity and other derivatives	1	19	20	2	19	21

Total current assets	6	29	35	12	37	49

Noncurrent assets:
Cross currency derivatives	5	-	5	1	-	1
Foreign currency derivatives	4	51	55	3	58	61
Commodity and other derivatives	-	14	14	-	9	9

Total noncurrent assets	9	65	74	4	67	71

Total assets	$15	$94	$109	$16	$104	$120

Liabilities
Current liabilities:
Interest rate derivatives	$105	$8	$113	$110	$9	$119
Cross currency derivatives	4	-	4	5	-	5
Foreign currency derivatives	5	4	9	1	5	6
Commodity and other derivatives	1	30	31	-	23	23

Total current liabilities	115	42	157	116	37	153

Noncurrent liabilities:
Interest rate derivatives	376	15	391	425	15	440
Cross currency derivatives	1	-	1	14	-	14
Foreign currency derivatives	-	34	34	-	20	20
Commodity and other derivatives	5	60	65	3	60	63

Total noncurrent liabilities	382	109	491	442	95	537

Total liabilities	$497	$151	$648	$558	$132	$690

The Company has elected not to offset derivative positions in the financial statements. Accordingly, the Company does not offset such derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements. At March 31, 2012 and December 31, 2011, we held $2 million and $3 million, respectively, of cash collateral that we received from counterparties to our derivative positions. Beyond the cash collateral held by us, our derivative assets are exposed to the credit risk of the respective counterparty and, due to this credit risk, the fair value of our derivative assets (as shown in the above two tables) have been reduced by a credit valuation adjustment. Also, at March 31, 2012 and December 31, 2011, there was $26 million and $16 million, respectively, of cash collateral posted with (held by) counterparties to our derivative positions.

The table below sets forth the pre-tax accumulated other comprehensive income (loss) expected to be recognized as an increase (decrease) to income from continuing operations before income taxes (in millions) over the next twelve months as of March 31, 2012 for the following types of derivative instruments:

Interest rate derivatives	$(99)
Cross currency derivatives	$9
Foreign currency derivatives	$(2)
Commodity and other derivatives	$(1)

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

The following tables set forth the gains (losses) recognized in accumulated other comprehensive loss (“AOCL”) and earnings related to the effective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the three months ended March 31, 2012 and 2011:

	Gains (Losses) Recognized in AOCL		Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Reclassified from AOCL into Earnings
	2012	2011		2012		2011
	(in millions)			(in millions)
Interest rate derivatives	$11	$52	Interest expense	$(32	)(1)	$(26	)(1)
			Non-regulated cost of sales	(2	)(1)	(1	)(1)
			Net equity in earnings of affiliates	(1)		(1)
			Gain on sale of investments	(92)		-
Cross currency derivatives	14	(8)	Interest expense	(3)		(5)
			Foreign currency transaction gains (losses)	18		(5)
Foreign currency derivatives	6	5	Foreign currency transaction gains (losses)	-		(2)
Commodity and other derivatives	(6)	1	Non-regulated revenue	(2)		-

Total	$25	$50		$(114)		$(40)

(1)	Includes amounts that were reclassified from AOCL related to derivative instruments that previously, but no longer, qualify for cash flow hedge accounting.

The following table sets forth the pre-tax gains (losses) recognized in earnings related to the ineffective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the three months ended March 31, 2012 and 2011:

	Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Earnings
		2012		2011
		(in millions)
Interest rate derivatives	Interest expense	$(1)		$(7)
	Net equity in earnings of affiliates	-	(1)	-	(1)
Cross currency derivatives	Interest expense	-	(1)	-	(1)
Foreign currency derivatives	Foreign currency transaction gains (losses)	-	(1)	-	(1)

Total		$(1)		$(7)

(1)	De minimis amount.

The following table sets forth the gains (losses) recognized in earnings related to derivative instruments not designated as hedging instruments under the accounting standards for derivatives and hedging, for the three months ended March 31, 2012 and 2011:

	Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Earnings
		2012	2011
		(in millions)
Interest rate derivatives	Interest expense	$(2)	$-
Foreign exchange derivatives	Foreign currency transaction gains	(38)	7
Commodity and other derivatives	Non-regulated revenue	14	4
	Regulated revenue	(4)	-
	Non-regulated cost of sales	3	1
	Regulated cost of sales	(4)	-

Total		$(31)	$12

In addition, DPL and IPL have derivative instruments for which the gains and losses are accounted for in accordance with accounting standards for regulated operations, as regulatory assets or liabilities. Gains and losses due to changes in the fair value of these derivatives are probable of recovery through future rates and are initially recognized as an adjustment to the regulatory asset or liability and recognized through earnings when the related costs are recovered through rates. Therefore, these gains and losses are excluded from the above table. The following table sets forth the change in regulatory assets and liabilities resulting from the change in the fair value of these derivatives for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in millions)
(Increase) decrease in regulatory assets	$3	$-
Increase (decrease) in regulatory liabilities	$-	$(1)

Credit Risk-Related Contingent Features

Gener, our generation business in Chile, has cross currency swap agreements with counterparties to swap Chilean inflation indexed bonds issued in December 2007 into U.S. Dollars. The derivative agreements contain credit contingent provisions which would permit the counterparties with which Gener is in a net liability position to require collateral credit support when the fair value of the derivatives exceeds the unsecured thresholds established in the agreements. These thresholds vary based on Gener’s credit rating. If Gener’s credit rating were to fall below the minimum threshold established in the swap agreements, the counterparties can demand immediate collateralization of the entire mark-to-market loss of the swaps (excluding credit valuation adjustments), which was $5 million at March 31, 2012. The mark-to-market value of the swaps was $18 million at December 31, 2011. As of March 31, 2012 and December 31, 2011, Gener had not posted collateral to support these swaps.

DPL, our utility in Ohio, has certain over-the-counter commodity derivative contracts under master netting agreements that contain provisions that require its debt to maintain an investment-grade credit rating from credit rating agencies. If its debt were to fall below investment grade, the business would be in violation of these provisions, and the counterparties to the derivative contracts could request immediate payment or demand immediate and ongoing full overnight collateralization of the mark-to-market loss (excluding credit valuation adjustments), which was $38 million as of March 31, 2012. As of March 31, 2012, DPL had posted $26 million of cash collateral directly with third parties and in a broker margin account and held $2 million of cash collateral that it received from counterparties to its derivative instruments that were in an asset position. As of December 31, 2011, DPL had posted $16 million of cash collateral directly with third parties and in a broker margin account and held $3 million of cash collateral that it received from counterparties to its derivative instruments that were in an asset position.

6. FINANCING RECEIVABLES

Accounts and notes receivable are carried at amortized cost. The Company periodically assesses the collectability of accounts receivable by considering factors such as specific evaluation of collectability, historical collection experience, age and other available evidence of the collectability, and records an allowance for doubtful accounts for the estimated uncollectable amount as appropriate. Certain of our businesses charge interest on accounts receivable under contractual terms or where charging interest is a customary business practice. In such cases, interest income is recognized on an accrual basis. In situations where the collection of interest is uncertain, interest income is recognized as cash is received. Individual accounts and notes receivable are written off when they are no longer deemed collectable.

Included in “Noncurrent other assets” on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 are long-term financing receivables of $288 million and $295 million, respectively, primarily with certain Latin American governmental bodies. These receivables have contractual maturities of greater than one year and are being actively collected. Of the total $288 million as of March 31, 2012, $228 million and $47 million relate to our businesses in Argentina and the Dominican Republic, respectively. The remaining amounts relate to our distribution businesses in Brazil.

7. DEBT

The Company has two types of debt reported on its condensed consolidated balance sheets: non-recourse and recourse debt. Non-recourse debt is used to fund investments and capital expenditures for the construction and acquisition of electric power plants, wind projects, distribution companies and other project-related investments at our subsidiaries. Non-recourse debt is generally secured by the capital stock, physical assets, contracts and cash flows of the related subsidiary. Absent guarantees, intercompany loans or other credit support, the default risk is limited to the respective business and is without recourse to the Parent Company and other subsidiaries, though the Company’s equity investments and/or subordinated loans to projects (if any) are at risk. Recourse debt is direct borrowings by the Parent Company and is used to fund development, construction or acquisitions, including serving as funding for equity investments or loans to the affiliates. The Parent Company’s debt is, among other things, recourse to the Parent Company and is structurally subordinated to the affiliates’ debt.

Recourse and non-recourse debt are carried at amortized cost. The fair value of recourse debt is estimated based on quoted market prices. The fair value of non-recourse debt is estimated differently based upon the type of borrowing. The fair value of fixed rate borrowings is estimated using quoted market prices, if available, or a discounted cash flow analysis. In the discounted cash flow analysis, the discount rate is based on the credit rating of the individual debt instruments, if available, or the credit rating of the subsidiary. If the subsidiary’s credit rating is not available, a synthetic credit rating is determined using certain key metrics, including cash flow ratios and interest coverage, as well as other industry specific factors. For subsidiaries located outside the U.S., in the event that the country rating is lower than the credit rating previously determined, the country rating is used for the purposes of the discounted cash flow analysis. The fair value of recourse and non-recourse debt excludes accrued interest at the valuation date.

The fair value was determined using available market information as of March 31, 2012. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to March 31, 2012.

Non-Recourse Debt

The following table summarizes the Company’s subsidiary non-recourse debt in default or accelerated as of March 31, 2012 and is in the current portion of non-recourse debt unless otherwise indicated:

Subsidiary	Primary Nature of Default	March 31, 2012
		Default Amount	Net Assets
		(in millions)
Maritza	Covenant	$907	$228
Sonel	Covenant	318	318
Kelanitissa	Covenant	16	50
Saurashtra	Covenant	28	16

Total		$1,269

None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of March 31, 2012 in order to trigger an event of default or permit acceleration under such indebtedness. The bankruptcy or acceleration of material amounts of debt at such subsidiaries would cause a cross default under the recourse senior secured credit facility. It is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position or results of operations of an individual subsidiary, and thereby a bankruptcy or an acceleration of its non-recourse debt could trigger an event of default and possible acceleration of the indebtedness under the AES Parent Company’s outstanding debt securities.

8. CONTINGENCIES AND COMMITMENTS

Guarantees, Letters of Credit and Commitments

In connection with certain project financing, acquisition, power purchase and other agreements, AES has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, AES has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to more than 14 years.

The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2012. Amounts presented in the table below represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The amounts include obligations made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of businesses of $25 million.

Contingent contractual obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$352	21	<$1 - $53
Letters of credit under the senior secured credit facility	12	11	<$1 - $7
Cash collateralized letters of credit	254	13	<$1 - $215

Total	$618	45

As of March 31, 2012, the Company had $9 million of commitments to invest in subsidiaries under construction and to purchase related equipment that were not included in the letters of credit discussed above. The Company expects to fund these net investment commitments in 2012. The exact payment schedules will be dictated by the construction milestones.

Environmental

The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of March 31, 2012, the Company had recorded liabilities of $25 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of March 31, 2012.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and accordingly, has recorded aggregate reserves for all claims of approximately $380 million and $363 million as of March 31, 2012 and December 31, 2011, respectively. These reserves are reported on the consolidated balance sheets within “accrued and other liabilities” and “other noncurrent liabilities.” A significant portion of the reserves relate to employment, non-income tax and customer disputes in international jurisdictions, principally Brazil. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these reserves will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.

The Company believes, based upon information it currently possesses and taking into account established reserves for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no reserve has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2012. The material contingencies where a loss is reasonably possible primarily include: claims under financing agreements; disputes with offtakers, suppliers and EPC contractors; alleged violation of monopoly laws and regulations; income tax and non-income tax assessments by tax authorities; and environmental and regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these material contingences to be in the range of $364 million to $1.7 billion. The amounts considered reasonably possible do not include amounts reserved, as discussed above. These material contingencies do not include income tax related contingencies which are considered part of our uncertain tax positions.

9. PENSION PLANS

Total pension cost for the three months ended March 31, 2012 and 2011 included the following components:

	2012		2011
	U.S.	Foreign	U.S.	Foreign
	(in millions)
Service cost	$4	$7	$2	$5
Interest cost	12	141	8	142
Expected return on plan assets	(14)	(122)	(8)	(128)
Amortization of prior service cost	1	-	1	-
Amortization of net loss	6	10	3	6
Loss on curtailment	-	-	-	4

Total pension cost	$9	$36	$6	$29

Total employer contributions for the three months ended March 31, 2012 for the Company’s U.S. and foreign subsidiaries were $7 million and $41 million, respectively. The expected remaining scheduled employer contributions for 2012 are $41 million for U.S. subsidiaries and $139 million for foreign subsidiaries.

10. EQUITY

Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of equity attributable to stockholders of The AES Corporation, noncontrolling interests and total equity as of March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	The AES Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at January 1, 2012	$5,946	$3,783	$9,729
Net income	341	174	515
Foreign currency translation adjustment, net of income tax	92	49	141
Actuarial gains and losses and amortization of prior service costs, net of income tax	1	5	6
Change in derivative fair value, net of income tax	90	17	107
Capital contributions from noncontrolling interests	-	6	6
Distributions to noncontrolling interests	-	(14)	(14)
Disposition of businesses	-	(37)	(37)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	19	-	19
Acquisition of subsidiary shares from noncontrolling interests	-	(1)	(1)

Balance at March 31, 2012	$6,489	$3,982	$10,471

	Three Months Ended March 31, 2011
	The AES Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at January 1, 2011	$6,473	$3,940	$10,413
Net income	224	259	483
Change in fair value of available-for-sale securities, net of income tax	(1)	-	(1)
Foreign currency translation adjustment, net of income tax	74	54	128
Actuarial gains and losses and amortization of prior service costs, net of income tax	1	2	3
Change in derivative fair value, net of income tax	61	10	71
Capital contributions from noncontrolling interests	-	1	1
Distributions to noncontrolling interests	-	(16)	(16)
Acquisition of treasury stock	(63)	-	(63)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	23	-	23

Balance at March 31, 2011	$6,792	$4,250	$11,042

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Foreign currency translation adjustment	$1,875	$1,967
Unrealized derivative losses, net	444	534
Unfunded pension obligation	256	257

Accumulated other comprehensive loss	$2,575	$2,758

11. SEGMENTS

During the first quarter of 2012, the Company completed its operational management and reporting restructuring. The management reporting structure is organized along two lines of business – Generation and Utilities, each led by a Chief Operating Officer. The segment reporting structure primarily uses the Company’s management reporting structure as its foundation to reflect how the Company manages the business internally with further aggregation by geographic regions to provide better socio-political-economic understanding of our business. For the three months ended March 31, 2012, the Company applied the segment reporting accounting guidance, which provides certain quantitative thresholds and aggregation criteria. The Company concluded that Tietê, our 2,663 MW hydro generation business in Brazil, met the quantitative thresholds to require separate presentation. As such, an additional reportable segment which consists solely of the results of Tietê is now reported as Generation — Tietê. Tietê was formerly reported within the Latin America — Generation segment. The previously disclosed Latin America — Generation segment is now reported as Generation — Latin America — Other and, with the exception of Tietê, includes the results of all remaining businesses as previously reported. All prior period results have been retrospectively revised to reflect the new segment reporting structure. The Company has increased from six to the following seven reportable segments:

•	Generation — Latin America — Other;

•	Generation — Tietê;

•	Generation — North America;

•	Generation — Europe;

•	Generation — Asia;

•	Utilities — Latin America;

•	Utilities — North America.

Corporate and Other — The Company’s Europe Utilities, Africa Utilities, Africa Generation, Wind Generation operating segments and other climate solutions and renewables projects are reported within “Corporate and Other” because they do not meet the criteria to allow for aggregation with another operating segment or the quantitative thresholds that would require separate disclosure under segment reporting accounting guidance. None of these operating segments are currently material to our presentation of reportable segments, individually or in the aggregate. AES Solar and certain other unconsolidated businesses are accounted for using the equity method of accounting; therefore, their operating results are included in “Net Equity in Earnings of Affiliates” on the face of the Condensed Consolidated Statements of Operations, not in revenue or gross margin. “Corporate and Other” also includes corporate overhead costs which are not directly associated with the operations of our seven reportable segments and other intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.

The Company uses adjusted gross margin, a non-GAAP measure, to evaluate the performance of its segments. Adjusted gross margin is defined by the Company as gross margin plus depreciation and amortization less general and administrative expenses.

Total revenue includes inter-segment sales related to the transfer of electricity from generation plants to utilities within Latin America. No material inter-segment revenue relationships exist between other segments. Corporate allocations include certain self-insurance activities which are reflected within segment adjusted gross margin. All intra-segment activity has been eliminated with respect to revenue and adjusted gross margin within the segment. Inter-segment activity has been eliminated within the total consolidated results. Asset information for businesses that were discontinued or classified as held for sale as of March 31, 2012 is segregated and is shown in the line “Discontinued Businesses” in the accompanying segment tables.

Information about the Company’s operations by segment for the three months ended March 31, 2012 and 2011 was as follows:

Three months ended March 31,	Total Revenue		Intersegment		External Revenue
	2012	2011	2012	2011	2012	2011
	(in millions)
Generation — Latin America — Other	$959	$878	$(10)	$(9)	$949	$869
Generation — Tietê	305	253	(282)	(242)	23	11
Generation — North America	317	334	-	-	317	334
Generation — Europe	450	400	-	(1)	450	399
Generation — Asia	181	115	-	-	181	115
Utilities — Latin America	1,734	1,840	-	-	1,734	1,840
Utilities — North America	732	289	-	-	732	289
Corp and Other	347	293	7	6	354	299

Total Revenue	$5,025	$4,402	$(285)	$(246)	$4,740	$4,156

Three months ended March 31,	Total Adjusted Gross Margin		Intersegment		External Adjusted Gross Margin
	2012	2011	2012	2011	2012	2011
	(in millions)
Generation — Latin America — Other	$287	$268	$4	$3	$291	$271
Generation — Tietê	239	202	(282)	(242)	(43)	(40)
Generation — North America	106	106	2	4	108	110
Generation — Europe	237	106	(7)	1	230	107
Generation — Asia	58	45	-	1	58	46
Utilities — Latin America	167	320	285	245	452	565
Utilities — North America	213	90	-	-	213	90
Corp and Other & eliminations	35	42	(2)	(12)	33	30
Reconciliation to Income from Continuing Operations before Taxes
Depreciation and amortization					(351)	(281)
Interest expense					(416)	(338)
Interest income					91	95
Other expense					(29)	(15)
Other income					18	16
Gain on sale of investments					179	6
Asset impairment expense					(11)	-
Foreign currency transaction gains (losses)					(1)	33
Other non-operating expense					(49)	-

Income from continuing operations before taxes and equity in earnings of affiliates					$773	$695

Assets by segment as of March 31, 2012 and December 31, 2011 were as follows:

	Total Assets
	March 31, 2012	December 31, 2011
	(in millions)
Assets
Generation — Latin America — Other	$9,271	$9,067
Generation — Tietê	1,670	1,645
Generation — North America	3,627	3,625
Generation — Europe	3,456	3,276
Generation — Asia	1,769	1,717
Utilities — Latin America	9,987	9,468
Utilities — North America	9,338	9,384
Discontinued businesses	719	1,531
Corp and Other & eliminations	5,594	5,620

Total Assets	$45,431	$45,333

12. OTHER INCOME (EXPENSE)

Other income was $18 million and $16 million for the three months ended March 31, 2012 and 2011 respectively, and generally includes gains on asset sales and extinguishments of liabilities, favorable judgments on contingencies and income from miscellaneous transactions.

The components of other expense for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Loss on sale and disposal of assets	$24	$10
Other	5	5

Total other expense	$29	$15

Other expense for the three months ended March 31, 2012 and 2011 of $29 million and $15 million, respectively, was primarily comprised of losses on the disposal of assets at Eletropaulo. Other expense generally includes losses on asset sales, losses on the extinguishment of debt, contingencies and losses from miscellaneous transactions.

13. ASSET IMPAIRMENT EXPENSE

Asset impairment expense was $11 million for the three months ended March 31, 2012.

We continue to evaluate the recoverability of our long-lived assets at Kelanitissa, our diesel-fired generation plant in Sri Lanka, as a result of both the requirement to transfer the plant to the government at end of our PPA and the current expectation of lower future operating cash flows. During the current quarter, the Company recognized asset impairment expense of $5 million for the long-lived assets of Kelanitissa. Our evaluation during the quarter indicated that the long-lived assets were no longer recoverable and accordingly they were written down to their estimated fair value of $17 million based on a discounted cash flow analysis. The long-lived assets had a carrying amount of $22 million prior to the recognition of asset impairment expense. Kelanitissa is reported in the Asia Generation reportable segment.

The remaining asset impairment expense consists of smaller projects write-offs.

14. OTHER NON-OPERATING EXPENSE

Other non-operating expense for the three months ended March 31, 2012 consisted of the other-than-temporary-impairment of the following equity method investments:

Three Months Ended March 31, 2012
(in millions)
InnoVent	$17
China generation	31
Other	1

Total Other-non operating expense	$49

InnoVent — During the quarter, the Company concluded it was more likely than not that it would sell its interest in InnoVent S.A.S. (“InnoVent”), an equity method investment in France with wind generation projects totaling 75 MW. InnoVent had a carrying value of $36 million which exceeded its fair value of $19 million, resulting in an other-than-temporary impairment expense of $17 million.

China — During the quarter, the Company concluded it was more likely than not that it would sell its interests in certain investments in China before the end of their joint venture terms. These investments include coal-fired, hydropower and wind generation facilities accounted for under the equity method of accounting. These were considered impairment indicators. In measuring the other-than-temporary impairment, the carrying value of $164 million of these investments was compared to their fair value of $133 million resulting in an other-than-temporary impairment expense of $31 million.

There was no other non-operating expense for the three months ended March 31, 2011.

15. DISCONTINUED OPERATIONS AND HELD FOR SALE BUSINESSES

In addition to the businesses reported as discontinued operations in the 2011 Form 10-K, discontinued operations include the results of the following businesses classified as held for sale in March 2012:

•	Red Oak, an 832 MW gas-fired generation plant in New Jersey; and

•	Ironwood, a 710 MW gas-fired generation plant in Pennsylvania.

The following table summarizes the revenue, income from operations, income tax expense, impairment and gain on sale of all discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Revenue	$37	$197

Income (loss) from operations of discontinued businesses	$3	$(10)
Income tax (expense) benefit	(2)	3

Income (loss) from operations of discontinued businesses, net of tax	$1	$(7)

Net gain/(loss) on sale and impairments of discontinued operations, net of tax	$(5)	$-

Red Oak — In February 2012, a subsidiary of the Company signed a sale agreement with a newly-formed portfolio company of Energy Capital Partners II, LP for the sale of 100% of its membership interest in AES Red Oak, LLC and AES Sayreville, two wholly-owned subsidiaries, that hold the Company’s interest in Red Oak for $147 million, subject to customary purchase price adjustments. The transaction closed on April 12, 2012 and the Company expects to recognize a pretax gain in the range of $60 million to $70 million in the second quarter of 2012. Red Oak was reported in the North America Generation segment.

Ironwood — In February 2012, a subsidiary of the Company signed a sale agreement with an indirect wholly-owned subsidiary of PPL Corporation for the sale of 100% of its equity interest in AES Ironwood, Inc., a wholly-owned subsidiary, that holds the Company’s interest in Ironwood for $87 million, subject to customary purchase price adjustments. The transaction closed on April 13, 2012 and the Company expects to recognize a pretax gain in the range of $65 million to $75 million in the second quarter of 2012. Ironwood was reported in the North America Generation segment.

16. ACQUISITIONS AND DISPOSITIONS

DPL — On November 28, 2011, AES completed its acquisition of 100% of the common stock of DPL for approximately $3.5 billion, pursuant to the terms and conditions of a definitive agreement (the “Merger Agreement”) dated April 19, 2011.

The assets acquired and liabilities assumed in the acquisition have been recorded at provisional amounts based on the preliminary purchase price allocation. The Company is in the process of obtaining additional information to identify and measure all assets acquired and liabilities assumed in the acquisition within the measurement period, which could be up to one year from the date of acquisition. Such provisional amounts will be retrospectively adjusted to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts. Additionally, key input assumptions and their sensitivity to the valuation of assets acquired and liabilities assumed are currently being reviewed by management. It is likely that the value of the generation business related property, plant and equipment, the intangible asset related to the Electric Security Plan with its regulated customers and long-term coal contracts, the 4.9% equity ownership interest in the Ohio Valley Electric Corporation, and deferred taxes could change as the valuation process is finalized. DPL Energy Resource, Inc. (i.e., DPL’s wholly-owned Competitive Retail Electric Service (“CRES”) provider) will also likely have changes in its initial purchase price allocation for the valuation of its intangible assets for the trade name, and customer relationships and contracts.

The unaudited actual DPL revenue and net income attributable to The AES Corporation included in AES’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2012, and the unaudited pro forma revenue and net income attributable to The AES Corporation, of the combined entity for the three months ended March 31, 2012 and 2011, as if the acquisition had occurred January 1, 2011, are as follows:

	Revenue	Net Income (Loss) Attributable to The AES Corporation
	(in millions)
Actual for the three months ended March 31, 2012	$431	$22
Pro forma for the three months ended March 31, 2012	4,740	351
Pro forma for the three months ended March 31, 2011	4,623	220

The pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been completed on the dates indicated, or the future consolidated results of operations of AES.

Net income attributable to The AES Corporation in the table above has been increased by pro forma adjustments of $10 million, net of tax, for the three months ended March 31, 2012 and reduced by $48 million, net of tax, for the three months ended March 31, 2011. These pro forma adjustments primarily include: the amortization of fair value adjustment of DPL’s generation plant and equipment and intangible assets subject to amortization and interest expense on additional borrowings used to finance the acquisition.

Dispositions

Cartagena — On February 9, 2012, a subsidiary of the Company completed the sale of 80% of its interest in the wholly-owned holding company of AES Energia Cartagena S.R.L. (“AES Cartagena”), a 1,199 MW gas-fired generation business in Spain. The Company owned approximately 70.81% of AES Cartagena through this holding company structure, as well as 100% of a related operations and maintenance company. Net proceeds from the sale were approximately €172 million ($229 million) and during the three months ended March 31, 2012, the Company recognized a pretax gain of $178 million on the transaction. Under the terms of the sale agreement, the buyer, Electrabel International Holdings B.V. (“Electrabel”), a subsidiary of GDF SUEZ S.A. or “GDFS”, has an option to purchase the Company’s remaining 20% interest at a fixed price of €28 million ($37 million) during a five month period beginning March 2013. Of the total proceeds received, approximately $9 million was deferred and allocated to Electrabel’s option to purchase the Company’s remaining interest. Concurrent with the sale, GDFS settled the outstanding arbitration between the parties regarding certain emissions costs and other taxes that AES Cartagena sought to recover from GDFS as energy manager under the existing commercial arrangements. GDFS agreed to pay €71 million ($95 million) to AES Cartagena for such costs incurred by AES Cartagena for the 2008 — 2010 period and for 2011 through the date of sale close, of which €28 million ($38 million) was paid at closing. Due to the Company’s expected continuing ownership interest extending beyond one year from the completion of the sale of its 80% interest, prior period operating results of AES Cartagena have not been reclassified as discontinued operations.

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

The following tables present a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2012 and 2011. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	2012			2011
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$345	766	$0.45	$237	787	$0.30
EFFECT OF DILUTIVE SECURITIES
Convertible securities	6	15	-	-	-	-
Stock options	-	1	-	-	2	-
Restricted stock units	-	3	(0.01)	-	3	-

DILUTED EARNINGS PER SHARE	$351	785	$0.44	$237	792	$0.30

The calculation of diluted earnings per share excluded 6,599,286 and 16,253,344 options outstanding at March 31, 2012, and 2011, respectively, that could potentially dilute basic earnings per share in the future. Those options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price during the related period. For the three months ended March 31, 2012, all convertible debentures were included in the earnings per share calculation. For the three months ended March 31 2011, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. In arriving at income attributable to AES Corporation common stockholders in computing basic earnings per share, dividends on preferred stock of our subsidiaries were deducted.

18. REGULATORY LIABILITIES

In July 2011, the Brazilian energy regulator (the “Regulator”) postponed the periodic review and reset of a component of Eletropaulo’s regulated tariff which determines the margin to be earned by Eletropaulo. The review and reset of this tariff component is performed every four years. The primary factor in the ongoing discussions between Eletropaulo and the Regulator that causes the estimate to be sensitive to change is the regulatory asset base which will be used by the Regulator to determine the return included in the revised tariff. From July 2011 through March 2012, Eletropaulo continued to invoice customers under the existing tariff rate, as required by the Regulator. Management believes that it is probable that the new tariff rate will be lower than the existing tariff rate, resulting in future refunds to customers. Accordingly, since the third quarter of 2011, Eletropaulo has been recognizing a regulatory liability for such future refunds and updating this estimate as the periodic review and tariff reset process has progressed with the Regulator. As of March 31, 2012, Eletropaulo recognized a regulatory liability of $352 million. This includes a cumulative increase of $29 million relating to the estimated regulatory liability recognized in the second half of 2011 based on the new information available in the first quarter of 2012. It is at least reasonably possible that future events confirming the final amount of the regulatory liability or a change in the estimated amount of the liability will occur in the near term and the final amount of the regulatory liability may differ from the estimated amount recognized as of March 31, 2012.

19. SUBSEQUENT EVENTS

Stock Repurchase Program — On April 19, 2012, the Company’s Board of Directors approved an increase to the stock repurchase program, bringing the total amount authorized for purchases from $500 million to $680 million. There were no repurchases of common stock under the program during the three months ended March 31, 2012.

Red Oak and Ironwood — The Red Oak and Ironwood sale transactions closed on April 12, 2012 and April 13, 2012, respectively. See Note 15 — Discontinued Operations and Held for Sale Businesses for further information.

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

The condensed consolidated financial statements included in Item 1. — Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2011 Form 10-K.

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A. — Risk Factors of our 2011 Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

Overview of Our Business

We are a global power company. We operate two primary lines of business. The first is our Generation business, where we own and/or operate power plants to generate and sell power to wholesale customers such as utilities, other intermediaries and certain end-users. The second is our Utilities business, where we own and/or operate utilities which distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area and in certain circumstances, generate and sell electricity on the wholesale market. For the three months ended March 31, 2012, our Generation and Utilities businesses comprised approximately 45% and 55% of our consolidated revenue, respectively.

Our wind and solar businesses are not material contributors to our operating results. For additional information regarding our business, see Item 1. — Business of the 2011 Form 10-K.

Our Organization — The management reporting structure is organized along our two lines of business — Generation and Utilities. These lines of businesses are further disaggregated geographically for management reporting. Accordingly, management’s discussion and analysis of revenue and gross margin is organized as follows:

•	Generation — Latin America;

•	Generation — North America;

•	Generation — Europe;

•	Generation — Asia;

•	Utilities — Latin America;

•	Utilities — North America;

•	Corporate and Other

As discussed in Note 11 — Segments, based on application of the segment accounting guidance, Tietê is reported as a separate segment for purposes of the required segment accounting disclosures, but is included in Generation — Latin America within the discussion of operating results for revenue and gross margin in management’s discussion and analysis as is it managed with the other Latin American generation businesses.

Components of Revenue and Cost of Sales — Revenue includes revenue earned from the sale of energy from our utilities and the production of energy from our generation plants. Revenue also includes the gains or losses on derivatives (including embedded derivatives other than foreign currency embedded derivatives) associated with the sale of electricity. Cost of sales includes costs incurred directly by the businesses in the ordinary course of business. Examples include electricity and fuel purchases, depreciation and amortization expense, operations and maintenance costs, bad debt expense and recoveries, general administrative and support costs (including employee-related costs directly associated with the operations of the business). Cost of sales also includes the gains or losses on derivatives (including embedded derivatives other than foreign currency embedded derivatives) associated with the purchase of electricity or fuel.

Key Drivers of Our Results — Our Generation and Utilities businesses are distinguished by the nature of their customers, operational differences, cost structure, regulatory environment and risk exposure. As a result, each line of business has different drivers which affect operating results. Performance drivers for our Generation businesses include, among other things, plant reliability and efficiency, power prices, volume, management of fixed and variable operating costs, management of working capital including collection of receivables, and the extent to which our plants have hedged their exposure to currency and commodities such as fuel. For our Generation businesses which sell power under short-term contracts or in the spot market, the most crucial factors are the current market price of electricity and the marginal costs of production. Growth in our Generation business is largely tied to securing new PPAs, expanding capacity in our existing facilities and building or acquiring new power plants. Performance drivers for our Utilities businesses include, but are not limited to, reliability of service; management of working capital, including collection of receivables; negotiation of tariff adjustments; compliance with extensive regulatory requirements; management of pension assets; and in developing countries, reduction of commercial and technical losses. The operating results of our Utilities businesses are sensitive to changes in inflation, economic growth and weather conditions in areas in which they operate. In addition to these drivers, as explained below, the Company also has exposure to currency exchange rate fluctuations.

One of the key factors which affect our Generation business is our ability to enter into contracts for the sale of electricity and the purchase of fuel used to produce that electricity. Long-term contracts are intended to reduce the exposure to volatility associated with fuel prices in the market and the price of electricity by fixing the revenue and costs for these businesses. The majority of the electricity produced by our Generation businesses is sold under long-term contracts, or PPAs, to wholesale customers. In turn, most of these businesses enter into long-term fuel supply contracts or fuel tolling arrangements where the customer assumes full responsibility for purchasing and supplying the fuel to the power plant. While these long-term contractual agreements reduce exposure to volatility in the market price for electricity and fuel, the predictability of operating results and cash flows vary by business based on the extent to which a facility’s generation capacity and fuel requirements are contracted and the negotiated terms of these agreements. Entering into these contracts exposes us to counterparty credit risk. For further discussion of these risks, see “Supplier and/or customer concentration may expose the Company to significant financial credit or performance risks.” in Item 1A. — Risk Factors of the 2011 Form 10-K.

When fuel costs increase, many of our businesses are able to pass these costs on to their customers. Generation businesses with long-term contracts in place do this by including fuel pass-through or fuel indexing arrangements in their contracts. Utilities businesses can pass costs on to their customers through increases in current or future tariff rates. Therefore, in a rising fuel cost environment, the increased fuel costs for these businesses often result in an increase in revenue to the extent these costs can be passed through (though not necessarily on a one-for-one basis). Conversely, in a declining fuel cost environment, the decreased fuel costs can result in a decrease in revenue. Increases or decreases in revenue at these businesses that have the ability to pass through costs to the customer have a corresponding impact on cost of sales, to the extent the costs can be passed through, resulting in a limited impact on gross margin, if any. Similarly, some of our businesses are able to pass through to customers, certain other costs, such as: environmental compliance costs, transmission costs, regional transmission organization costs and energy efficiency or demand side management program costs. Although these circumstances may not have a large impact on gross margin, they can significantly affect gross margin as a percentage of revenue. As a result, gross margin as a percentage of revenue is a less relevant measure when evaluating our operating performance. To the extent our businesses are unable to pass through fuel cost increases to their customers, gross margin may be adversely affected.

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

We also attempt to limit risk by hedging much of our interest rate and commodity risk, and by matching the currency of most of our subsidiary debt to the revenue of the underlying business. However, we only hedge a portion of our currency and commodity risks, and our businesses are still subject to these risks, as further described in Item 1A. — Risk Factors of the 2011 Form 10-K, “We may not be adequately hedged against our exposure to changes in commodity prices or interest rates.” Commodity and power price volatility could continue to impact our financial metrics to the extent this volatility is not hedged. For a discussion of our sensitivities to commodity, currency and interest rate risk, see Item 3. — Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q.

Due to our global presence, the Company has significant exposure to foreign currency fluctuations. The exposure is primarily associated with the impact of the translation of our foreign subsidiaries’ operating results from their local currency to U.S. dollars that is required for the preparation of our consolidated financial statements. Additionally, there is a risk of transaction exposure when an entity enters into transactions, including debt agreements, in currencies other than their functional currency. These risks are further described in Item 1A. — Risk Factors of the 2011 Form 10-K, “Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations.” In the three months ended March 31, 2012, changes in foreign currency exchange rates have had a significant impact on our operating results. If the current foreign currency exchange rate volatility continues, our gross margin and other financial metrics will continue to be affected.

Another key driver of our results is our ability to bring new businesses into commercial operations successfully and to integrate acquisitions. We currently have approximately 2,248 MW of projects under construction in eleven countries. Our prospects for increased operating results and cash flows are dependent upon successful completion of these projects on time and within budget. However, as disclosed in Item 1A. — Risk Factors of the 2011 Form 10-K, “Our business is subject to substantial development uncertainties,” construction is subject to a number of risks, including risks associated with site identification, financing and permitting and our ability to meet construction deadlines. Delays or the inability to complete projects and commence commercial operations can result in increased costs, impairment of assets and other challenges involving partners and counterparties to our construction agreements, PPAs and other agreements. Similarly, failure to integrate acquisitions and manage market risk, including the Company’s recent acquisition of DPL, could impact our future operating results as disclosed in Item 1A. — Risk Factors of the 2011 Form 10-K, “After completion of the DPL acquisition, the Company, may fail to realize the anticipated benefits and cost savings of the acquisition, which could adversely affect the value of the Company’s common stock” and Key Trends and Uncertainties — Goodwill, below.

Our gross margin is also impacted by the fact that in each country in which we conduct business, we are subject to extensive and complex governmental regulations such as regulations governing the generation and distribution of electricity, and environmental regulations which affect most aspects of our business. Regulations differ on a country by country basis (and even at the state and local municipality levels) and are based upon the type of business we operate in a particular country, and affect many aspects of our operations and development projects. Our ability to negotiate tariffs, enter into long-term contracts, pass through costs related to capital expenditures and otherwise navigate these regulations can have an impact on our revenue, costs and gross margin. Environmental and land use regulations, including existing and proposed regulation of Green House Gas (“GHG”) emissions, could substantially increase our capital expenditures or other compliance costs, which could in turn have a material adverse effect on our business and results of operations. For a further discussion of the Regulatory Environment, see Item 1. — Business — Regulatory Matters and Item 1A. — Risk Factors — Risks Associated with Government Regulation and Laws of the 2011 Form 10-K.

Management’s Priorities

Management is focused on the following priorities:

•	Execution of our geographic concentration strategy to maximize shareholder value through disciplined capital allocation including:

•	platform expansion in Brazil, Chile and the United States,

•	platform development in select markets, including Turkey, Poland, Colombia, India, the Philippines and the United Kingdom,

•	corporate debt reduction, and

•	a return of capital to shareholders, including share repurchases and our intent to initiate a dividend in the third quarter of 2012;

•	Prudently exiting select non-strategic markets;

•	Optimizing profitability of operations in the existing portfolio;

•

Realizing cost savings through the alignment of overhead costs with business requirements, systems automation and optimal allocation of business development spending under our two business lines: Generation and Utilities;

•	Completion of an approximately 2,200 MW construction program and the integration of new projects into existing businesses; and

•	Integration of new projects. The following projects commenced commercial operations during the three months ended March 31, 2012:

Project	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)
Chen Qi(1)	China	Wind	49	49%
Quincieux(1)	France	Solar	9	50%
Jodhpur(1)	India	Solar	5	50%
Saurashtra	India	Wind	39	100%
Nepi(1)	Italy	Solar	3	100%
Panevino(1)	Italy	Solar	5	50%
Siracusa 4-6(1)	Italy	Solar	3	50%
Mountain View IV	US-CA	Wind	49	100%
Sao Jose	Brazil	Hydro	4	24%

(1)	Projects owned by investments accounted for under the equity method of accounting.

Key Trends and Uncertainties

We continue to face many risks as discussed in Item 1A.—Risk Factors of the 2011 Form 10-K. Some of these challenges are also described below in “Key Drivers of Results in the Three Months Ended March 31, 2012”. We continue to monitor our operations and address challenges as they arise.

Operations

In August 2010, the Esti power plant, a 120 MW run-of-river hydroelectric power plant in Panama, was taken offline due to damage to its tunnel infrastructure. AES Panama is partially covered for business interruption losses and property damage under existing insurance programs. The majority of the repairs have been completed and the Esti power plant is projected to resume operations early in the second half of 2012. However, due to the inherent uncertainties associated with construction, it is possible that commercial operations may resume after this timeframe which could impact our results for 2012.

Regulatory tariff revisions have a potential to adversely impact the results of our utility businesses. For example, Eletropaulo, our utility business in Brazil, is currently billing its customers under the pre-existing tariff as required by Brazilian energy regulator (the “Regulator”). In July 2011, the regulator postponed the review and reset of Eletropaulo’s regulated tariff, which includes a tariff component that determines the margin Eletropaulo is allowed to earn. The review and reset of the regulated tariff is performed every four years. Management believes that it is probable that the new tariff rate will be lower than the current tariff rate, resulting in future refunds to customers, and based on its best estimate continues to record the amount of estimated future refunds as a reduction of revenue and a regulatory liability. The estimate is sensitive to the key assumption regarding the regulatory asset base that will be used by the Regulator to determine the return included in the revised tariff. The Regulator has asserted that the regulatory asset base is less than Eletropaulo’s estimate of the regulatory asset base, which was used to estimate the regulatory liability recognized at March 31, 2012. While discussions are ongoing and the Company believes its estimates are reasonable, it is possible that the final amount of the regulatory liability may differ from the estimated amount recognized as of March 31, 2012.

On April 2, 2012, Eletropaulo received an infraction notice from the Regulator relating to the financial audit of its fixed assets, which occurred from December 2010 to February 2011. The notice alleges non-conformities in the regulatory accounting applied by Eletropaulo to the fixed assets, which impact the regulatory asset base used by the Regulator to calculate the tariff charged to customers. Management has submitted a formal response to the Regulator contesting the non-conformities and fine imposed and expects the Regulator to issue a final decision. Management believes that there is a probable likelihood of loss for certain issues listed in the infraction notice and has estimated and recorded a contingent liability as of March 31, 2012 in accordance with the accounting standards on contingencies.

On March 30, 2012, DP&L, our regulated utility in Ohio, filed with the Public Utilities Commission of Ohio (“PUCO”) for approval of its next Standard Service Offer to replace the existing Electric Security Plan that expires on December 31, 2012. The filing requested approval of a five-year and five month Market Rate Option, which will be effective January 1, 2013, and would phase in market rates over this period. The PUCO is currently reviewing the filing and no decision has been made. The outcome of the proceeding is uncertain and could have a material impact on our results. See Item 1 — Business — Regulatory Matters — United States — The Dayton Power and Light Company included in the 2011 Form 10-K for further information.

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

Our subsidiaries are subject to credit risk, which includes risk related to the ability of counterparties (such as parties to our PPAs, fuel supply agreements, hedging agreements and other contractual arrangements) to deliver contracted commodities or services at the contracted price or to satisfy their financial or other contractual obligations. The Company has not suffered any material effects related to its counterparties during the three months ended March 31, 2012. However, if macroeconomic conditions impact our counterparties, they may be unable to meet their commitments which could result in the loss of favorable contractual positions, which could have a material impact on our business.

Euro Zone Debt Crisis.    During the past year, certain European Union countries have continually faced a sovereign debt crisis and it is possible that this crisis could spread to other countries. This crisis has resulted in an increased risk of default by governments and the implementation of austerity measures in certain countries. If the crisis continues, worsens, or spreads, there could be a material adverse impact on the Company. Our businesses may be impacted if they are unable to access the capital markets, face increased taxes or labor costs, or if governments fail to fulfill their obligations to us or adopt austerity measures which adversely impact our projects. At March 31, 2012, the Company had unfunded commitments from European banks for our corporate revolver and for certain project finance debt totaling $222 million and $710 million, respectively. Approximately 10% of the non-recourse debt held by subsidiaries was denominated in Euros and 15% of our variable rate debt was indexed to Euribor at March 31, 2012. In addition, as discussed in Item 1A. — Risk Factors — Our renewable energy projects and other initiatives face considerable uncertainties including development, operational and regulatory challenges of the 2011 Form 10-K, our renewables businesses are dependent on favorable regulatory incentives, including subsidies, which are provided by sovereign governments, including European governments. If these subsidies or other incentives are reduced or repealed, or sovereign governments are unable or unwilling to fulfill their commitments or maintain favorable regulatory incentives for renewables, in whole or in part, this could impact the ability of the affected businesses to continue to sustain and/or grow their operations. For example, in 2011, tariffs for certain of our European solar businesses were reduced, and could be reduced further. The Company’s investment in AES Solar Energy Ltd., whose primary operations are in Europe, was $231 million at March 31, 2012. In addition, any of the foregoing could also impact contractual counterparties of our subsidiaries in core power or renewables. If such counterparties are adversely impacted, then they may be unable to meet their commitments to our subsidiaries. For example, our investments in Bulgaria rely on offtaker contracts with NEK, the fully state-owned national electricity distribution company. The Company has long-lived assets in Bulgaria and receivables from NEK of $1.8 billion. For further information on the importance of long-term contracts and our counterparty credit risk, see Item 1A. — Risk Factors — “We may not be able to enter into long-term contracts, which reduce volatility in our results of operations…” of the 2011 Form 10-K. As a result of any of the foregoing events, we may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value and/or face the possibility that these projects cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.

In Argentina, potential deteriorating economic indicators such as falling commodity prices on exports, increased inflation, devaluation of the local currency and large government deficits could cause significant volatility in our results of operations, cash flows and the value of our assets. AES’s long-lived assets in Argentina, including our long-term receivables, were $572 million at March 31, 2012. In addition, recent actions by the Argentinean government may indicate deeper government intervention in the local economy. For example, on April 16, 2012, the Argentinean government expropriated 51% of the country’s largest oil company’s assets. The statute used to expropriate the oil company is not applicable to our businesses in Argentina. However, potential deteriorating economic conditions or further government action could have a material impact on the Company or its financial statements.

As noted in Item 1A — Risk Factors — “We may not be adequately hedged against our exposure to changes in commodity prices or interest rates” of the 2011 Form 10-K and Item 3. — Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk of this Form 10-Q, the Company’s North American businesses continue to face pressure as a result of high coal prices relative to natural gas, which has affected the results of certain of our coal plants in the region, particularly those businesses that have a PPA in place, but purchase fuel at market prices or under short term contracts. In 2011, Eastern Energy, our coal-fired plants in New York, filed for bankruptcy and is no longer in our portfolio of businesses. In connection with the recent Eastern Energy bankruptcy filing, it is possible that creditors may attempt to bring claims against Eastern Energy and or directly against The AES Corporation. While we believe Eastern Energy and The AES Corporation would have meritorious defenses against any such claims, there can be no assurance that Eastern Energy or The AES Corporation would prevail in such claims. In 2011, AES Deepwater was idled to mitigate operating risks caused by high fuel costs and other competitive pressures. If the conditions described above continue or worsen, our North American businesses with market exposure may need to restructure their obligations or seek additional funding (including from the Parent) or face the possibility that they may be unable to meet their obligations and continue operations, which could result in the loss of earnings or cash flow or result in a write down in the value of these assets, any of which could have a material impact on the Company. For further discussion of the risks associated with commodity prices, see Item 1A. — Risk Factors “We may not be adequately hedged against our exposure to changes in commodity prices or interest rates.” of the 2011 Form 10-K.

If global economic conditions worsen, it could also affect the prices we receive for the electricity we generate or transmit. Utility regulators or parties to our generation contracts may seek to lower our prices based on prevailing market conditions as PPAs, concession agreements or other contracts as they come up for renewal or reset. In addition, rising fuel and other costs coupled with contractual price or tariff decreases could restrict our ability to operate profitably in a given market. Each of these factors, as well as those discussed above, could result in a decline in the value of our assets including those at the businesses we operate, our equity investments and projects under development and could result in asset impairments that could be material to our operations. We continue to monitor our projects and businesses.

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

We continue to evaluate the recoverability of our long-lived assets at Kelanitissa, our diesel-fired generation plant in Sri Lanka, as a result of both the requirement to transfer the plant to the government at end of our PPA and the current expectation of lower future operating cash flows. These evaluations resulted in the recognition of asset impairment expense of $42 million in 2011. During the current quarter, our evaluations indicated that the long-lived assets were not recoverable and, accordingly, were written down by an additional $5 million to their estimated fair value of $17 million based on a discounted cash flow analysis. Kelanitissa is a Build-operate-transfer (“BOT”) generation facility and payments under its PPA are scheduled to decline over the PPA term. It is likely that further impairment charges will be required in the future as Kelanitissa gets closer to the BOT date.

Goodwill.    The Company seeks business acquisitions as one of its growth strategies. We have achieved significant growth in the past as a result of several business acquisitions, which also resulted in the recognition of goodwill. As noted in Item 1A. — Risk Factors of the 2011 Form 10-K, there is always a risk that “Our acquisitions may not perform as expected.” One of the primary factors contributing to goodwill is the synergies expected from an acquisition that follow the integration of the acquired business with the existing operations of an entity. Thus, an entity’s ability to realize benefits of goodwill depends on the successful integration of the acquired business. If such integration efforts are not successful, it could be difficult to realize the benefits of goodwill, which could result in impairment of goodwill. As described in Note 16 — Acquisitions and Dispositions included in Item 1. — Financial Statements of this Form 10-Q, the Company completed the acquisition of DPL on November 28, 2011, which resulted in the provisional recognition of $2.5 billion of goodwill. The Company’s ability to realize the benefit of DPL’s goodwill will depend on our ability to realize the expected operating synergies and manage the market risks of DPL as further described in Item 1A. — Risk Factors of the 2011 Form 10-K “After completion of the DPL acquisition, the Company may fail to realize the anticipated benefits and cost savings of the acquisition, which could adversely affect the value of the Company’s common stock.” Additionally, utilities in Ohio continue to face downward pressure on operating margins due to the evolving regulatory environment, which is moving towards a market-based competitive pricing mechanism. At the same time, the declining energy prices are also reducing operating margins across the utility industry. These competitive forces could adversely impact the future operating performance of DPL and may result in impairment of its goodwill.

The value of goodwill is also positively correlated with the economic environments in which our acquired businesses operate and a severe economic downturn could negatively impact the value of goodwill. Also, the evolving environmental regulations, including GHG regulations, around the world continue to increase the operating costs of our generation businesses. In extreme situations, environmental regulations could even make a once profitable business uneconomical. In addition, most of our generation businesses have a finite life and as the acquired businesses reach the end of their finite lives, the carrying amount of goodwill is gradually realized through their periodic operating results. The accounting guidance, however, prohibits the systematic amortization of goodwill and rather requires an annual impairment evaluation. Thus, as some of our acquired businesses approach the end of their finite lives, they may incur goodwill impairment charges even if there are no discrete adverse changes in the economic environment.

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

Regulatory — Environment.    The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company expenses environmental regulation compliance costs as incurred unless the underlying expenditure qualifies for capitalization under its property, plant and equipment policies. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential greenhouse gas (“GHG”) legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts), and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A. — Risk Factors, “Our businesses are subject to stringent environmental laws and regulations,” “Our businesses are subject to enforcement initiatives from environmental regulatory agencies,” and “Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows” set forth in the Company’s Form 10-K for the year ended December 31, 2011. Also, for further information about environmental laws and regulations impacting the company, see Item 1. Business — Regulatory Matters — Environmental and Land Use Regulations set forth in the Company’s Form 10-K for the year ended December 31, 2011.

Legislation and Regulation of GHG Emissions

Currently, in the United States there is no federal legislation establishing mandatory GHG emissions reduction programs (including CO2) affecting the electric power generation facilities of the Company’s subsidiaries. There are numerous state programs regulating GHG emissions from electric power generation facilities and there is a possibility that federal GHG legislation will be enacted within the next several years. Further, the United States Environmental Protection Agency (“EPA”) has adopted regulations pertaining to GHG emissions and has proposed new regulations for electric generating units under Section 111 of the United States Clean Air Act (“CAA”).

Potential U.S. Federal GHG Legislation    Federal legislation passed the United States House of Representatives in 2009 that, if adopted, would have imposed a nationwide cap-and-trade program to reduce

GHG emissions. This legislation was never signed into law, and is no longer under consideration. In the U.S. Senate, several different draft bills pertaining to GHG legislation have been considered, including comprehensive GHG legislation similar to the legislation that passed the U.S. House of Representatives and more limited legislation focusing only on the utility and electric generation industry. Although it is unlikely that any legislation pertaining to GHG emissions will be voted on and passed by the U.S. Senate and House of Representatives in 2012, it is uncertain if any such legislation will be voted on and passed by the U.S. Congress in subsequent years. If any such legislation is enacted into law, the impact could be material to the Company.

EPA GHG Regulation    The EPA made a finding that GHG emissions from mobile sources represent an “endangerment” to human health and the environment (the “Endangerment Finding”) following the Supreme Court’s decision in Massachusetts v. EPA, that the EPA has the authority under the CAA to regulate GHG emissions. The EPA then subsequently promulgated regulations governing GHG emissions from automobiles under the CAA (“Motor Vehicle Rule”). The effect of the EPA’s regulation of GHG emissions from mobile sources is that certain provisions of the CAA will also apply to GHG emissions from existing stationary sources, including many United States power plants. In particular, since January 2, 2011, owners or operators who plan construction of new stationary sources and/or modifications to existing stationary sources, which would result in increased GHG emissions, are required to obtain prevention of significant deterioration (“PSD”) permits prior to commencement of construction. In addition, major sources of GHG emissions may be required to amend, or obtain new, Title V air permits under the CAA to reflect any new applicable GHG emissions requirements for new construction or for modifications to existing facilities.

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

In December 2010, the EPA entered into a settlement agreement with several states and environmental groups to resolve a petition for review challenging the EPA’s new source performance standards (“NSPS”) rulemaking for electric utility steam generating units (“EUSGUs”) based on the NSPS’s failure to address GHG emissions. Under the settlement agreement, the EPA committed to propose GHG emissions standards for EUSGUs and on March 27, 2012, the EPA proposed a rule that would establish NSPS for CO2 emissions for new fossil-fueled EUSGUs larger than 25 megawatts (“MW”). The proposed rule would not apply to modified or existing EUSGUs, including the Company’s subsidiaries existing power plants. The EPA may separately issue emissions guidelines for modified or existing EUSGUs at a later date. The proposed rule was published in the Federal Register on April 13, 2012, and public comments must be submitted by June 12, 2012.

A consortium of industry petitioners has challenged the Endangerment Finding, Tailoring Rule and the Motor Vehicle Rule in the United States Court of Appeals for the District of Columbia Circuit. These challenges were consolidated and oral argument took place on February 28 and 29, 2012. A decision on these lawsuits is expected from the court before the end of June 2012. We cannot predict the outcome of this litigation.

International GHG Regulation    On February 16, 2005, the Kyoto Protocol became effective. The Kyoto Protocol requires the industrialized countries that have ratified it to significantly reduce their GHG emissions, including CO2. The vast majority of developing countries which have ratified the Kyoto Protocol have no GHG reduction requirements, including many of the countries in which the Company’s subsidiaries operate. Of the 27 countries in which the Company’s subsidiaries currently operate, all but one — the United States (including Puerto Rico) — have ratified the Kyoto Protocol. The first commitment period under the Kyoto Protocol is currently expected to expire at the end of 2012, and countries have been unable to agree on any legally binding second commitment period or successor agreement to the Kyoto Protocol, but most of the original signatories to the Kyoto Protocol have agreed to extend their GHG emissions reduction commitments under the Kyoto Protocol by at least five years and countries have agreed to continue to work toward a successor international agreement on GHG emissions reductions by 2015. The next annual United Nations conference of the parties to the Kyoto Protocol (“COP 18”) will be held in Doha, Qatar from November 26 through December 7, 2012 to focus on establishing a second commitment period under the Kyoto Protocol or an international agreement or framework to succeed the Kyoto Protocol.

There is substantial uncertainty with respect to whether U.S. federal GHG legislation will be enacted into law, whether new country-specific GHG legislation will be adopted in countries in which our subsidiaries conduct business, and whether a successor commitment period under the Kyoto Protocol or a new international agreement to succeed the Kyoto Protocol will be reached. There is additional uncertainty regarding the final provisions or implementation of any potential U.S. federal or foreign country GHG legislation, the EPA’s rules regulating GHG emissions and any successor commitment period under the Kyoto Protocol or international agreement to succeed the Kyoto Protocol. In light of these uncertainties, the Company cannot accurately predict the impact on its consolidated results of operations or financial condition from potential U.S. federal or foreign country GHG legislation, the EPA’s regulation of GHG emissions or any successor commitment period under the Kyoto Protocol or new international agreement on such emissions, or make a reasonable estimate of the potential costs to the Company associated with any such legislation, regulation or international agreement; however, the impact from any such legislation, regulation or international agreement could have a material adverse effect on certain of our U.S. or international subsidiaries and on the Company and its consolidated results of operations.

Other U.S. Air Emissions Regulations and Legislation

The Company’s subsidiaries in the United States are subject to the CAA and various state laws and regulations that regulate emissions of air pollutants, including SO2, NOx, particulate matter (“PM”), mercury and other hazardous air pollutants (“HAPs”).

The EPA is obligated under Section 112 of the CAA to develop a rule requiring pollution controls for hazardous air pollutants, including mercury, hydrogen chloride, hydrogen fluoride, and nickel species from coal and oil-fired power plants. In connection with such rule, the CAA requires the EPA to establish Maximum Achievable Control Technology (“MACT”). MACT is defined as the emission limitation achieved by the “best performing 12%” of sources in the source category. Pursuant to Section 112 of the CAA, the EPA promulgated a final rule on December 16, 2011, called the Mercury Air Toxics Standards (“MATS” or the “Utility MACT”) establishing national emissions standards for hazardous air pollutants (“NESHAP”) from coal and oil-fired electric utility steam generating units. These emission standards reflect the EPA’s application of Utility MACT standards for each pollutant regulated under the rule. The rule requires all coal-fired power plants to comply with the applicable Utility MACT standards within three years, with the possibility of obtaining an additional year, if needed, to complete the installation of necessary controls. To comply with the rule, many coal-fired power plants may need to install additional control technology to control acid gases, mercury or particulate matter, or they may need to repower with an alternate fuel or retire operations. Most of the Company’s U.S. coal-fired plants operated by its subsidiaries have acid gas scrubbers or comparable control technologies, but there are other improvements to such control technologies that may be needed at some of the Company’s plants to assure compliance with the Utility MACT standards. Older coal-fired facilities that do not currently have a SO2 scrubber installed are particularly at risk.

On July 15, 2011, Duke Energy, co-owner with DP&L at the Beckjord Unit 6 facility, a 414 MW power plant, filed their Long-term Forecast Report with the Public Utilities Commission of Ohio (“PUCO”). The report indicated that Duke Energy plans to cease production at the Beckjord Station, including the jointly-owned Unit 6, in December 2014. This was followed by a notification by Duke Energy to PJM, dated February 1, 2012, of a planned April 1, 2015 deactivation of this unit. DP&L is considering options for its Hutchings Station, a six unit power plant with 365MW of total capacity, to comply with the Utility MACT standards.

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

Several lawsuits challenging the Utility MACT rule have been filed and consolidated into a single proceeding before the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this litigation. The aggregate capital costs, other expenditures or operational restrictions necessary to comply with the rule cannot be specified at this time. The Company anticipates that the rule may have a material impact on the Company’s business, financial condition and results of operations.

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

In response to the D.C. Circuit’s opinion, on July 7, 2011, the EPA issued a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone in 27 States,” which is now referred to as the Cross-State Air Pollution Rule (“CSAPR”). Starting in 2012, the CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources, such as power plants, in many states in which subsidiaries of the Company operate. Once fully implemented in 2014, the rule would require additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels. The CSAPR will be implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of new emissions allowances that the EPA will create. The CSAPR contemplates limited interstate and intra-state trading of emissions allowances by covered sources. Initially, at least through 2012, the EPA will issue emissions allowances to affected power plants based on state emissions budgets established by the EPA under the CSAPR. The future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time. The CSAPR was published in the Federal Register on August 8, 2011, and on October 6, 2011, the EPA proposed some technical revisions to the CSAPR, including allowing for additional allowances for certain states.

Many states, utilities and other affected parties filed petitions for review, challenging the CSAPR before the U.S. Court of Appeals for the District of Columbia. A large subset of the Petitioners also sought a stay of the CSAPR. On December 30, 2011, the court granted a stay of the CSAPR and directed the EPA to continue administering CAIR. Oral argument on these issues was heard on April 13, 2012 and a decision is expected by late summer or early fall. We cannot predict the outcome of this litigation, including whether the stay will be lifted and whether the CSAPR will be ultimately implemented in its current form or a modified form. To comply with the CSAPR as currently proposed, additional pollution control technology may be required by some of our subsidiaries, and the cost of implementing any such technology could affect the financial condition or results of operations of these subsidiaries or the Company. Additionally, compliance with the CSAPR could require the purchase of newly issued allowances, the switch to higher priced, lower sulfur coal, and changes in the dispatch of our facilities or the retirement of existing generating units. While the capital costs, other expenditures or operational restrictions necessary to comply with the CSAPR cannot be specified at this time, and the ultimate outcome of litigation pertaining to the CSAPR is uncertain, the Company anticipates that the CSAPR may have a material impact on the Company’s business, financial condition and results of operations.

The new source review (“NSR”) requirements under the CAA impose certain requirements on major emission sources, such as electric generating stations, if changes are made to the sources that result in a significant increase in air emissions. Certain projects, including power plant modifications, are excluded from these NSR requirements, if they meet the routine maintenance, repair and replacement (“RMRR”) exclusion of the CAA. There is ongoing uncertainty, and significant litigation, regarding which projects fall within the RMRR exclusion. The EPA has pursued a coordinated compliance and enforcement strategy to address NSR compliance issues at the nation’s coal-fired power plants. The strategy has included both the filing of suits against power plant owners and the issuance of Notices of Violation (“NOVs”) to a number of power plant owners alleging NSR violations. See Item 1. — Legal Proceedings in this Form 10-Q for more detail with respect to environmental litigation and regulatory action, including a NOV issued by the EPA against IPL concerning NSR and prevention of significant deterioration issues under the United States Clean Air Act.

During the last decade, DP&L’s Stuart Station and Hutching Station have received NOVs from the EPA alleging that certain activities undertaken in the past are outside the scope of the RMRR exclusion. Additionally, generation units partially owned by DP&L but operated by other utilities have received such NOVs relating to equipment repairs or replacements alleged to be outside the RMRR exclusion. The NOVs issued to DP&L operated plants have not been pursued through litigation by the EPA.

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

Key Drivers of Results in the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, the Company’s gross margin increased $85 million, net income attributable to The AES Corporation increased $117 million and net cash from operating activities increased $32 million compared to the same period in 2011.

During the three months ended March 31, 2012, the Company benefited from new businesses including the impact of DPL in the United States, which was acquired in November 2011, Maritza in Bulgaria, Changuinola in Panama, and Angamos in Chile which commenced commercial operations in June, October and April 2011, respectively. The Company also experienced increased volume across our Latin America businesses. Additionally, the Company recognized the favorable impact of the resolution of arbitration proceedings at Cartagena, in Spain. These favorable results were partially offset by an unfavorable adjustment to regulatory liabilities at Eletropaulo related to the estimated impact of the July 2011 tariff reset as discussed above and lower spot prices and higher fuel costs at Gener, in Chile.

For the remainder of 2012, we expect to face continued challenges at certain of our businesses.

•

The determination of the 2011 tariff reset in Brazil has not been finalized. Although we expect the tariff to decrease, the impact on the regulatory asset base and its potential impact on our Brazilian utility, Eletropaulo, remain uncertain at this time.

•

Beginning in the second half of 2011, the marginal cost in the SING market in Chile was impacted by the entrance of four new base load generation plants with approximately 800 MW of capacity and local fuel price dynamics, negatively impacting our margin by reducing spot revenues. Marginal costs and demand projections are expected to remain at similar levels through most of 2012.

•

The Company will continue to see the adverse effects of relatively lower gas prices and a decline in power prices relative to coal. See Item 3. — Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q for more information.

•

The Company faces uncertainty over the U.S. taxation of earnings from its foreign subsidiaries following the expiration of a favorable tax provision in 2011 and its effective tax rate may increase, if such provision is not renewed.

Additional items that could impact our 2012 results are discussed in Key Trends and Uncertainties above, along with the risk factors included in Item 1A. — Risk Factors of the 2011 Form 10-K. However, management expects that improved operating performance at certain businesses, growth from new business and global cost reduction initiatives may lessen or offset the impact of the challenges described above. If these favorable effects do not occur, or if the challenges described above and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move unfavorably, then these adverse factors (or other adverse factors unknown to us) may impact our gross margin, net income attributable to The AES Corporation and cash flows.

The following briefly describes the key changes in our reported revenue, gross margin, net income attributable to The AES Corporation, net cash provided by operating activities, diluted earnings per share from continuing operations, and adjusted earnings per share (a non-GAAP measure) for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and should be read in conjunction with our Consolidated Results of Operations discussion below.

Performance Highlights

	Three Months Ended March 31,
	2012	2011	% Change
	($’s in millions, except per share amounts)
Revenue	$4,740	$4,156	14%
Gross Margin	$1,078	$993	9%
Net Income Attributable to The AES Corporation	$341	$224	52%
Net Cash Provided by Operating Activities	$534	$502	6%
Diluted Earnings per Share from Continuing Operations	$0.44	$0.30	47%
Adjusted Earnings Per Share (a non-GAAP measure)(1)	$0.37	$0.24	54%

(1)	See reconciliation and definition below under Non-GAAP Measure.

Our first quarter financial results include the following highlights:

Revenue increased $584 million, or 14%, to $4.7 billion in the three months ended March 31, 2012 compared with $4.2 billion in the three months ended March 31, 2011. Key drivers of the increase included:

•

The impact of the Company’s new businesses including DPL, in the United States, acquired in November 2011, and Maritza, in Bulgaria, Angamos, in Chile and Changuinola, in Panama, which commenced commercial operations in June, April and October of 2011, respectively;

•	increased volume at our utility and generation businesses in Latin America;

•	the impact of a non-recurring favorable arbitration settlement at Cartagena, in Spain;

•	increased prices at Sul, in Brazil and at our utility businesses in El Salvador; and

•	increased volume and rates at Kelanitissa, in Sri Lanka.

These increases were partially offset by:

•	the unfavorable impact of foreign currency of $149 million;

•

lower prices at Eletropaulo, our utility business in Brazil, primarily related to the estimated impact of the July 2011 tariff reset which is expected to be finalized by the Brazilian energy regulatory agency in the second quarter of 2012;

•	lower spot prices at Gener, in Chile;

•	the impact of the sale of 80% of our interest in Cartagena in February 2012; and

•	the unfavorable impact of outages at Ballylumford, in Northern Ireland.

Gross margin increased $85 million, or 9%, to $1.1 billion in the three months ended March 31, 2012 compared with $993 million in the three months ended March 31, 2011. Key drivers of the increase included:

•	the impact of new businesses, as discussed above;

•	increased volume at our generation and utilities businesses in Latin America; and

•	the favorable impact of a non-recurring arbitration settlement at Cartagena.

These increases were partially offset by:

•	the unfavorable impact of foreign currency of $25 million;

•	lower prices at Eletropaulo, as discussed above;

•	lower spot prices and higher fuel costs at Gener; and

•	an increase in outages, primarily at our generation businesses in Latin America and Europe.

Net income attributable to The AES Corporation increased $117 million to $341 million in the three months ended March 31, 2012 compared to $224 million in the three months ended March 31, 2011. Key drivers of the increase included:

•	the increase in gross margin as described above; and

•	the gain on the sale of 80% of our interest in Cartagena;

These increases were partially offset by:

•	higher income tax expense due to an increase in the effective tax rate from 31% to 35%;

•	higher interest expense primarily due to indebtedness to fund the acquisition of DPL; and

•	other-than-temporary impairments of equity method investments in China and France in 2012.

Net cash provided by operating activities increased $32 million, or 6%, to $534 million in the three months ended March 31, 2012 compared with $502 million in the three months ended March 31, 2011. Please refer to Consolidated Cash Flows — Operating Activities for further discussion.

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

For the quarter ended March 31, 2012, the Company refined its process for computing the tax effects of Adjusted EPS items for interim periods. Accordingly, the Company has also reflected the refined process in the comparative three month period ended March 31, 2011.

	Three Months Ended March 31,
	2012		2011
Reconciliation of Adjusted Earnings Per Share
Diluted earnings per share from continuing operations	$0.44		$0.30
Derivative mark-to-market (gains)/losses(1)	0.03		(0.01)
Currency transaction (gains)(2)	(0.02)		(0.05)
Disposition/acquisition (gains)	(0.14	)(3)	-
Impairment losses	0.06	(4)	-

Adjusted earnings per share	$0.37		$0.24

(1)	Derivative mark-to-market (gains)/losses were net of income tax per share of $0.01 and $0.00 in the three months ended March 31, 2012 and 2011 respectively.
(2)	Unrealized foreign currency transaction (gains) were net of income tax per share of ($0.01) and ($0.02) in the three months ended March 31, 2012 and 2011, respectively.
(3)	Amount primarily relates to the proceeds from the sale of 80% of our interest in Cartagena for $178 million ($107 million or $0.14 per share, net of income tax).
(4)

Amount primarily includes other than temporary impairments of equity method investments in China of $32 million ($26 million, or $0.03 per share, net of income taxes) and at InnoVent of $17 million ($12 million or $0.02 per share, net of income taxes).

Consolidated Results of Operations

	Three Months Ended March 31,
			$	%
	2012	2011	change	change
	(in millions, except per share amounts)
Revenue:
Generation — Latin America	$1,264	$1,131	$133	12%
Generation — North America	317	334	(17)	-5%
Generation — Europe	450	400	50	13%
Generation — Asia	181	115	66	57%
Utilities — Latin America	1,734	1,840	(106)	-6%
Utilities — North America	732	289	443	153%
Corporate and Other(1)	347	293	54	18%
Intersegment Eliminations(2)	(285)	(246)	(39)	-16%

Total Revenue	4,740	4,156	584	14%

Gross Margin:
Generation — Latin America	456	415	41	10%
Generation — North America	77	82	(5)	-6%
Generation — Europe	213	81	132	163%
Generation — Asia	54	44	10	23%
Utilities — Latin America	99	246	(147)	-60%
Utilities — North America	114	50	64	128%
Corporate and Other(3)	65	75	(10)	-13%
General and administrative expenses	(87)	(95)	8	8%
Interest expense	(416)	(338)	(78)	-23%
Interest income	91	95	(4)	-4%
Other expense	(29)	(15)	(14)	-93%
Other income	18	16	2	13%
Gain on sale of investments	179	6	173	2883%
Asset impairment expense	(11)	-	(11)	n/a
Foreign currency transaction gains (losses)	(1)	33	(34)	-103%
Other non-operating expense	(49)	-	(49)	n/a
Income tax expense	(267)	(215)	(52)	-24%
Net equity in earnings of affiliates	13	10	3	30%

Income from continuing operations	519	490	29	6%
Income (loss) from operations of discontinued businesses	1	(7)	8	114%
Net gain (loss) from disposal and impairments of discontinued businesses	(5)	-	(5)	n/a

Net income	515	483	32	7%
Noncontrolling interests:
Income from continuing operations attributable to noncontrolling interests	(174)	(253)	79	31%
Income from discontinued operations attributable to noncontrolling interests	-	(6)	6	100%

Net income attributable to The AES Corporation	$341	$224	$117	52%

Earnings Per Share Data:
Basic earnings per share from continuing operations	$0.45	$0.30	$0.15	50%
Diluted earnings per share from continuing operations	$0.44	$0.30	$0.14	47%

(1)	Corporate and Other includes revenue from the Company’s Europe Utilities, Africa Utilities, Africa Generation, Wind Generation operating segments and other climate solutions and renewable projects.
(2)	Represents inter-segment eliminations of revenue primarily related to transfers of electricity from Tiete (Generation — Latin America) to Eletropaulo (Utilities — Latin America).
(3)

Corporate and Other gross margin includes gross margin from the Company’s Europe Utilities, Africa Utilities, Africa Generation, Wind Generation operating segments and other climate solutions and renewable projects.

Revenue and Gross Margin Analysis

Generation

Generation — Latin America

The following table summarizes revenue and gross margin for our Generation businesses in Latin America for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	% Change
	($’s in millions)
Revenue	$1,264	$1,131	12%
Gross Margin	$456	$415	10%

Excluding the unfavorable impact of foreign currency translation and remeasurement of $25 million, primarily in Brazil and Argentina, generation revenue for the three months ended March 31, 2012 increased $158 million, or 14%, compared to the three months ended March 31, 2011 primarily due to:

•

higher volume and prices of $71 million at Tietê in Brazil, mainly driven by seasonal demand and the annual price adjustment under the terms of the PPA with Eletropaulo and higher energy sold to the spot market at higher prices due to lower water inflows in the system;

•	new business of $71 million at Angamos Units I and II in Chile, which commenced operations in April and October 2011, respectively;

•	higher volume of $31 million in the SIC market at Gener in Chile;

•	higher gas sales to third parties and ancillary services of $26 million in the Dominican Republic; and

•	new business of $16 million at Changuinola in Panama, which commenced operations in September 2011.

These increases were partially offset by:

•	lower spot prices of $70 million at Gener mainly due to higher sales into the Argentinean market.

Excluding the unfavorable impact of foreign currency translation and remeasurement of $13 million, primarily in Brazil, generation gross margin for the three months ended March 31, 2012 increased $54 million, or 13%, compared to the three months ended March 31, 2011 primarily due to:

•	higher volume and prices of $63 million at Tietê, as discussed above;

•	higher volume, as described above, and lower spot purchases in the SIC market at Gener of $52 million;

•	higher gas sales and ancillary services of $22 million in the Dominican Republic, as discussed above;

•	new business of $19 million at Changuinola and $13 million at Angamos, as discussed above;

•	lower fixed costs of $15 million in Colombia as a result of non-recurring equity tax expense in 2011; and

•	business interruption insurance recoveries of $10 million from the outage at the Esti hydropower plant in Panama.

These increases were partially offset by:

•	the combined impact of $101 million due to lower spot prices, as discussed above, and higher fuel prices at Gener;

•	the negative impact of $30 million due to outages in Panama; and

•	higher fixed and operating costs of $14 million across the region, primarily attributable to higher maintenance and employee costs.

Generation — North America

The following table summarizes revenue and gross margin for our Generation businesses in North America for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	% Change
	($’s in millions)
Revenue	$317	$334	-5%
Gross Margin	$77	$82	-6%

Excluding the unfavorable impact of foreign currency translation of $5 million in Mexico, generation revenue for the three months ended March 31, 2012 decreased $12 million, or 4%, compared to the three months ended March 31, 2011 primarily due to:

•	lower pass-through rates of $12 million at Merida in Mexico due to lower fuel costs; and

•	a decrease in volume of $8 million at Southland in California primarily due to the sale of two generating units at the Huntington Beach plant in 2011.

Excluding the unfavorable impact of foreign currency translation of $1 million in Mexico, generation gross margin for the three months ended March 31, 2012 decreased $4 million, or 5%, compared to the three months ended March 31, 2011 primarily due to:

•	a decrease in volume of $6 million at Southland primarily due to the sale of two generating units at the Huntington Beach plant in 2011.

Generation — Europe

The following table summarizes revenue and gross margin for our Generation businesses in Europe for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	% Change
	($’s in millions)
Revenue	$450	$400	13%
Gross Margin	$213	$81	163%

Excluding the unfavorable impact of foreign currency translation of $18 million, generation revenue for the three months ended March 31, 2012 increased $68 million, or 17%, compared to the three months ended March 31, 2011 primarily due to:

•	new business of $99 million from Maritza, in Bulgaria, which commenced commercial operations in June 2011; and

•	$95 million from a non-recurring arbitration settlement at Cartagena.

These increases were partially offset by:

•	$69 million lower capacity and pass-through fuel costs as a result of the sale of Cartagena in February 2012.

•	lower revenue of $30 million in Hungary primarily from a decrease in volume and prices for ancillary services which have caused management to cease operations at the plant as of March 31, 2012; and

•	$37 million lower revenue at Ballylumford in Northern Ireland, mainly attributable to higher forced and planned outages.

Excluding the unfavorable impact of foreign currency translation of $8 million, generation gross margin for the three months ended March 31, 2012 increased $140 million, or 173%, compared to the three months ended March 31, 2011 primarily due to:

•	$95 million increase at Cartagena, mainly attributable to a non-recurring favorable arbitration settlement; and

•	new business of $56 million at Maritza as discussed above.

These increases were partially offset by:

•	lower gross margin of $11 million at Hungary, driven by a decrease in volume and prices for ancillary services as discussed above.

For the three months ended March 31, 2012, revenue increased 13%, while gross margin increased 163% primarily due to the arbitration settlement which had a greater favorable impact on gross margin than revenue and the decrease in pass-through fuel costs that had no corresponding impact on gross margin at Cartagena.

Generation — Asia

The following table summarizes revenue and gross margin for our Generation businesses in Asia for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	% Change
	($’s in millions)
Revenue	$181	$115	57%
Gross Margin	$54	$44	23%

Excluding the unfavorable impact of foreign currency translation of $2 million, generation revenue for the three months ended March 31, 2012 increased $68 million, or 59%, compared to the three months ended March 31, 2011 primarily due to:

•

higher volume and rates of $41 million at Kelanitissa in Sri Lanka due to the plant being in reserve shutdown during the majority of the first quarter 2011 as well as higher offtaker demand as a result of lower hydrology;

•	higher volume of $17 million at Masinloc in the Philippines primarily due to increased demand from existing contract customers; and

•	an increase of $9 million at Masinloc due to the favorable impact of mark-to-market foreign currency derivative adjustments.

Generation gross margin for the three months ended March 31, 2012 increased $10 million, or 23%, compared to the three months ended March 31, 2011 primarily due to higher volume of $12 million at Masinloc as described above.

For the three months ended March 31, 2012, revenue increased 57%, while gross margin increased by 23%. This was primarily due to pass-through fuel costs at Kelanitissa which had a positive impact on revenue, but no corresponding impact on gross margin.

Utilities

Utilities — Latin America

The following table summarizes revenue and gross margin for our Utilities businesses in Latin America for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	% Change
	($’s in millions)
Revenue	$1,734	$1,840	-6%
Gross Margin	$99	$246	-60%

Excluding the unfavorable impact of foreign currency translation of $91 million in Brazil, utilities revenue for the three months ended March 31, 2012 decreased $15 million, or 1%, compared to the three months ended March 31, 2011 primarily due to:

•

lower tariffs of $182 million at Eletropaulo in Brazil primarily related to the estimated impact of the July 2011 tariff reset, which is expected to be finalized by the regulator in the second quarter of 2012. This includes a cumulative increase of $29 million to the estimated regulatory liability recorded in the second half of 2011 based on the information received during the current quarter.

This decrease was partially offset by:

•	higher volume of $79 million due to increased market demand in Brazil;

•

higher tariffs of $49 million at Sul in Brazil due to the annual adjustment in April 2011 that increased the tariff by 12% to cover energy and transmission costs, regulatory charges, taxes and operations & maintenance; and

•	higher pass-through tariffs of $38 million in El Salvador primarily due to increased energy prices driven by higher fuel prices and drier weather.

Excluding the unfavorable impact of foreign currency translation of $4 million in Brazil, utilities gross margin for the three months ended March 31, 2012 decreased $143 million, or 58%, compared to the three months ended March 31, 2011 primarily due to:

•	lower tariffs of $171 million at Eletropaulo, primarily related to the estimated impact of the July 2011 tariff reset as discussed above; and

•	higher fixed costs of $34 million primarily due to higher employee costs resulting from a collective wage agreement and bad debt expense at Eletropaulo.

These decreases were partially offset by:

•	higher volume of $49 million primarily in Brazil due to increased market demand.

For the three months ended March 31, 2012, revenue decreased 6%, while gross margin decreased 60%. The difference is primarily due to the estimated impact of the July 2011 tariff reset at Eletropaulo, which had a greater unfavorable impact on gross margin than revenue, higher fixed costs at Eletropaulo and the increase in pass-through revenue at Sul and El Salvador, which had no corresponding impact on gross margin.

Utilities — North America

The following table summarizes revenue and gross margin for our Utilities businesses in North America for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011	% Change
	($’s in millions)
Revenue	$732	$289	153%
Gross Margin	$114	$50	128%

Utilities revenue for the three months ended March 31, 2012 increased $443 million, or 153%, compared to the three months ended March 31, 2011 primarily due to:

•	an increase of $431 million from the operations of DPL, in Ohio, which was acquired in November 2011; and

•	higher prices of $21 million at IPL in Indiana, primarily due to higher fuel adjustment charges.

These increases were partially offset by:

•	lower volume of $14 million at IPL, primarily due to warmer weather.

Utilities gross margin for the three months ended March 31, 2012 increased $64 million, or 128%, compared to the three months ended March 31, 2011 primarily due to:

•	an increase of $59 million from the operations of DPL, which was acquired in November 2011; and

•	lower repairs and maintenance costs at IPL of $10 million, primarily due to reduced generating unit outages.

For the three months ended March 31, 2012, revenue increased 153%, while gross margin increased by 128% primarily due to the unfavorable impact on gross margin from amortization of intangible assets of $28 million related to the DPL acquisition, and the positive impact on revenue of higher pass-through charges at IPL, which had no corresponding impact on gross margin.

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

	For the Three Months Ended March 31,
	2012	2011	% Change
	($’s in millions)
Revenue
Europe Utilities	$136	$110	24%
Africa Utilities	130	110	18%
Africa Generation	23	21	10%
Wind Generation	71	64	11%
Corp/Other	2	1	100%
Eliminations	(15)	(13)	-15%

Total Corporate and Other	$347	$293	18%

Gross Margin
Europe Utilities	$10	$10	0%
Africa Utilities	10	18	-44%
Africa Generation	16	13	23%
Wind Generation	31	24	29%
Corp/Other	(7)	(3)	-133%
Eliminations	5	13	-62%

Total Corporate and Other	$65	$75	-13%

Excluding the unfavorable impact of foreign currency translation of $8 million, revenue for the three months ended March 31, 2012 increased $62 million, or 21%, compared to the three months ended March 31, 2011 primarily due to higher volume and tariffs at our utility businesses in Ukraine and at Sonel in Cameroon of $28 million and $27 million, respectively.

Excluding the unfavorable impact of foreign currency translation of $1 million, gross margin for the three months ended March 31, 2012 decreased $9 million, or 12%, compared to the three months ended March 31, 2011 primarily due to an increase in fixed costs at Sonel partially offset by improved performance at Wind Generation businesses.

For the three months ended March 31, 2012, revenue increased 18%, while gross margin decreased by 13%. This was primarily due to higher pass-through costs in the Ukraine which had a positive impact on revenue, but no corresponding impact on margin and higher fixed costs at Sonel.

General and Administrative Expense

General and administrative expense decreased $8 million, or 8%, to $87 million for the three months ended March 31, 2012 primarily as a result of a reduction of business development costs.

Interest Expense

Interest expense increased $78 million, or 23%, to $416 million for the three months ended March 31, 2012. The increase was primarily due to additional indebtedness to finance the acquisition of DPL and less interest capitalization at Maritza due to the commencement of operations in June 2011, partially offset by a reduction in debt at Brazil.

Interest Income

Interest income decreased $4 million, or 4%, to $91 million for the three months ended March 31, 2012. The decrease was primarily due to unfavorable foreign currency translation in Brazil.

Other Income (Expense)

See discussion of the components of other income and expense in Note 12 — Other Income & Expense included in Item 1. — Financial Statements of this Form 10-Q.

Asset Impairment Expense

Asset impairment expense was $11 million for the three months ended March 31, 2012. See Note 13 — Asset Impairment Expense included in Item 1. — Financial Statements of this Form 10-Q for further information.

There was no asset impairment expense for the three months ended March 31, 2011.

Gain on Sale of Investments

Gain on sale of investments for the three months ended March 31, 2012 was $179 million, of which $178 million related to the sale of 80% of our interest in Cartagena. See Note 16 — Acquisitions and Dispositions included in Item 1. — Financial Statements of this Form 10-Q for further information. The gain on sale of investment for the three months ended March 31, 2011 was $6 million, related to our sale of Wuhu, an equity method investment in China.

Foreign Currency Transaction Gains (Losses)

Foreign currency transaction gains (losses) were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
AES Corporation	$18	$33
Chile	9	(5)
Philippines	(24)	6
Other	(4)	(1)

Total(1)	$(1)	$33

(1)	Includes $38 million in losses and $2 million in gains on foreign currency derivative contracts for the three months ended March 31, 2012 and 2011, respectively.

The Company recognized net foreign currency transaction losses of $1 million for the three months ended March 31, 2012 as discussed below:

•

Gains of $18 million at The AES Corporation were primarily on intercompany notes receivable denominated in foreign currency, resulting from the strengthening of the Euro and British Pound during the quarter, partially offset by mark-to-market losses on foreign currency derivatives;

•

Gains of $9 million in Chile primarily related to Chilean Pesos denominated working capital at Gener (a U.S. Dollar functional currency subsidiary) resulting from a 6% appreciation of the Chilean Peso during the quarter. These gains were partially offset by mark-to-market losses on foreign currency derivatives; and

•

Losses of $24 million in the Philippines were primarily due to embedded foreign currency derivatives in PPAs. This was partially offset by unrealized foreign currency exchange gains of $5 million due to the 2% appreciation of the Philippine Peso.

The Company recognized foreign currency transaction gains of $33 million for the three months ended March 31, 2011. These were primarily on foreign currency denominated notes receivable and cash balances, resulting from the strengthening of the Euro and British Pound.

Other Non-Operating Expense

Other non-operating expense of $49 million for the three months ended March 31, 2012 primarily included other than temporary impairments of equity method investments in China and France. See Note 14 — Other Non-operating Expense included in Item 1. — Financial Statements of this Form 10-Q for further information. There was no other non-operating expense for the three months ended March 31, 2011.

Income Tax Expense

Income tax expense increased $52 million, or 24%, to $267 million for the three months ended March 31, 2012 compared to $215 million for the three months ended March 31, 2011. The Company’s effective tax rates were 35% and 31% for the three months ended March 31, 2012 and 2011, respectively.

The net increase in the effective tax rate for the three months ended March 31, 2012 compared to the same period in 2011 was due, in part, to the impact of an appreciating Peso in certain of our Mexican subsidiaries, the sale of shares of our interest in AES Cartagena, and an increase in U.S. taxes applicable to certain non-U.S. subsidiaries. See Note 16 — Acquisitions and Dispositions for additional information regarding the sale of AES Cartagena.

Net Equity in Earnings of Affiliates

Net equity in earnings of affiliates increased $3 million, or 30%, to $13 million for the three months ended March 31, 2012. The increase was primarily due to higher generation, increased tariff pricing, and lower depreciation at Yangcheng in China. This increase was partially offset by higher electricity costs at Guacolda.

Income from Continuing Operations Attributable to Noncontrolling Interests

Income from continuing operations attributable to noncontrolling interests decreased $79 million, or 31%, to $174 million for the three months ended March 31, 2012. The decrease was primarily due to lower distribution revenue at Eletropaulo as a result of the estimated impact of the July 2011 tariff reset. This decrease was partially offset by increased earnings at Cartagena as a result of the arbitration settlement.

Discontinued Operations

Total discontinued operations was a net loss of $4 million and $7 million for the three months ended March 31, 2012, and 2011, respectively. See Note 15 — Discontinued Operations and Held for Sale Businesses included in Item 1. — Financial Statements of this Form 10-Q for further information.

Capital Resources and Liquidity

Overview

As of March 31, 2012, the Company had unrestricted cash and cash equivalents of $1.7 billion, of which approximately $133 million was held at the Parent Company and qualified holding companies, and short term investments of $1.7 billion, primarily held at subsidiaries. In addition, we had restricted cash and debt service reserves of $1.3 billion. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $16.0 billion and $6.2 billion, respectively. Of the approximately $2.2 billion of our current non-recourse debt, $925 million was presented as such because it is due in the next twelve months and $1.3 billion relates to debt considered in default due to covenant violations. We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates or through opportunistic refinancing activity or some combination thereof. Approximately $21 million of our recourse debt matures within the next twelve months, which we expect to repay using cash on hand at the Parent Company or through net cash provided by operating activities. See further discussion of Parent Company Liquidity below.

See Note 7 — Debt included in Item 1. — Financial Statements of this Form 10-Q for further description of recourse and nonrecourse debt.

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

Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material un-hedged exposure to variable interest rate debt relates to indebtedness under its senior secured credit facility. On a consolidated basis, of the Company’s $16.0 billion of total non-recourse debt outstanding as of March 31, 2012, approximately $4.6 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.

In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At March 31, 2012, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $352 million in aggregate (excluding investment commitments and those collateralized by letters of credit and other obligations discussed below).

As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2012, we had $12 million in letters of credit outstanding, provided under the senior secured credit facility, and $254 million in cash collateralized letters of credit outstanding outside of the senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities and business operations. During the quarter ended March 31, 2012, the Company paid letter of credit fees ranging from 0.25% to 3.25% per annum on the outstanding amounts.

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

As of March 31, 2012, the Company had approximately $384 million and $37 million of trade accounts receivable related to certain of its generation and utility businesses in Latin America classified as other noncurrent assets and current trade accounts receivable, respectively. These consist primarily of trade accounts receivable that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2013, or one year past the balance sheet date. The Company believes such amounts are collectible based on collection history and performance under agreements. For example, since 2004, our subsidiaries in Argentina have entered into three agreements with the Argentinean government called Fondos de inversion Mercado Electrico Mayorista (“Foninvemem Agreements”), in which our subsidiaries contributed a portion of their accounts receivable into a fund used to finance the construction of combined cycle and gas-fired plants. Our subsidiaries in Argentina have been actively collecting on the accounts receivable from the combined cycle plants constructed under the first two Foninvemem Agreements since 2010 while the accounts receivable related to the third Foninvemem Agreement are not currently due as commercial operation of the related combined cycle and gas-fired plant has not been achieved. As of March 31, 2012, the Company had approximately $228 million of trade accounts receivable related to the Foninvemem Agreements classified as other noncurrent assets. See Item 1 — Business — Regulatory Matters — Argentina included in the 2011 Form 10-K for further information on these agreements.

Consolidated Cash Flows

During the three months ended March 31, 2012, cash and cash equivalents decreased $16 million to $1.7 billion. The decrease in cash and cash equivalents was due to $534 million of cash provided by operating activities, $725 million of cash used for investing activities, $37 million of cash provided by financing activities, a favorable effect of foreign currency exchange rates on cash of $25 million and a $113 million decrease in cash of discontinued and held for sale businesses.

Operating Activities — Net cash provided by operating activities increased $32 million to $534 million during the three months ended March 31, 2012 compared to $502 million during the three months ended March 31, 2011. This net increase was primarily the result of the following:

•	an increase of $93 million at our utility businesses in North America primarily due to the operations of DPL which was acquired in November 2011;

•	an increase of $70 million at our generation businesses in Europe primarily due to a non-recurring arbitration settlement at Cartagena; partially offset by

•

a decrease of $71 million at our utility businesses in Latin America primarily in Brazil due to higher priced energy purchases and regulatory charges paid, including an increase in prepaid amounts and other assets, partially offset by higher accounts receivable collections and lower payments for operations and maintenance expenses; and

•	a $44 million increase in interest payments at the Parent Company related to the recourse debt issued to partially fund the acquisition of DPL.

Investing Activities — Net cash used for investing activities increased $124 million to $725 million during the three months ended March 31, 2012 compared to net cash used of $601 million during the three months ended March 31, 2011. This net increase was primarily due to the following:

•

an increase of $410 million in purchases of short-term investments, net of sales, primarily due to an increase of $429 million at our Brazilian subsidiaries due to the investment of funds received from debt issuances. This increase was offset by a decrease in purchases of $32 million at Gener;

•

an increase of $100 million in capital expenditures primarily due to $54 million at our newly acquired business, DPL, and an increase in construction costs of $40 million at Vietnam; partially offset by

•	a decrease of $138 million in acquisitions, net of cash acquired, primarily due to the acquisition of our equity method investment in Entek in February 2011;

•	an increase of $84 million in proceeds from government grants for asset construction primarily due to $82 million in funds received at our wind project, Laurel Mountain;

•	an increase of $55 million in proceeds from the sale of businesses, net of cash sold, primarily due to the sale of 80% of our interest in Cartagena in February 2012; and

•	a decrease of $40 million in affiliate advances and equity investments due to decreased funding requirements at our Solar projects in Italy, Puerto Rico and the US.

Financing Activities — Net cash provided by financing activities increased $500 million to $37 million during the three months ended March 31, 2012 compared to $463 million used during the three months ended March 31, 2011. This net increase was primarily due to the following:

•	a $388 million increase in proceeds from issuances of non-recourse debt, primarily due to a $332 million increase at our Brazilian subsidiaries and $37 million at Vietnam;

•	a $315 million decrease in repayments of recourse and non recourse debt, primarily driven by decreases of $266 million at the Parent Company, $24 million at Puerto Rico and $23 million at Gener;

•	a $63 million decrease in the purchase of treasury stock as there were no purchases in 2012; partially offset by

•	a $305 million decrease in net borrowings under revolving credit facilities primarily due to a decrease of $285 million at the Parent Company and $28 million at Alicura in Argentina.

Parent Company Liquidity

The following discussion of (“Parent Company Liquidity”) has been included because we believe it is a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents which are determined in accordance with GAAP, as a measure of liquidity. Cash and cash equivalents are disclosed in the condensed consolidated statements of cash flows. Parent Company liquidity may differ from similarly titled measures used by other companies. The principal sources of liquidity at the Parent Company level are:

•	dividends and other distributions from our subsidiaries, including refinancing proceeds;

•	proceeds from debt and equity financings at the Parent Company level, including availability under our credit facilities; and

•	proceeds from asset sales.

Cash requirements at the Parent Company level are primarily to fund:

•	interest;

•	principal repayments of debt;

•	acquisitions;

•	construction commitments;

•	other equity commitments;

•	equity repurchases;

•	taxes;

•	Parent Company overhead and development costs; and

•	dividends on common stock.

The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facilities. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, “cash and cash equivalents,” at March 31, 2012 and December 31, 2011 as follows:

Parent Company Liquidity	March 31, 2012	December 31, 2011
	(in millions)
Consolidated cash and cash equivalents	$1,688	$1,704
Less: Cash and cash equivalents at subsidiaries	(1,555)	(1,504)

Parent and qualified holding companies’ cash and cash equivalents	133	200

Commitments under Parent credit facilities	800	800
Less: Letters of credit under the credit facilities	(12)	(12)
Less: Borrowings under the credit facilities	(10)	(295)

Borrowings available under Parent credit facilities	778	493

Total Parent Company Liquidity	$911	$693

The following table summarizes our Parent Company contingent contractual obligations as of March 31, 2012:

Contingent contractual obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$352	21	<$1 - $53
Letters of credit under the senior secured credit facility	12	11	<$1 - $7
Cash collateralized letters of credit	254	13	<$1 - $215

Total	$618	45

As of March 31, 2012, the Company had $9 million of commitments to invest in subsidiaries under construction and to purchase related equipment that were not included in the letters of credit discussed above. The Company expects to fund these net investment commitments in 2012. The exact payment schedules will be dictated by the construction milestones.

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

While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets (see Key Trends and Uncertainties and Global Economic Conditions), the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A. — Risk Factors, “The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise.” of the Company’s 2011 Form 10-K.

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

As of March 31, 2012, we were in compliance with these covenants at the Parent Company level.

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying condensed consolidated balance sheet amounts to $2.2 billion. The portion of current debt related to such defaults was $1.3 billion at March 31, 2012, all of which was non-recourse debt related to four subsidiaries — Maritza, Sonel, Kelanitissa and Saurashtra.

None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’s corporate debt agreements as of March 31, 2012 in order for such defaults to trigger an event of default or permit acceleration under such indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies to the consolidated financial statements included in the 2011 Form 10-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended March 31, 2012, with the exception of the revenue recognition policy that has been updated in Note 1 — Financial Statement Presentation in this Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview Regarding Market Risks

We are a global company in the power generation and distribution businesses. We own and/or operate power plants to generate and sell power to wholesale customers. We also own and/or operate utilities to distribute, transmit and sell electricity to end-user customers. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal and environmental credits. We operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level and between our functional currency, the U.S. Dollar, and currencies of the countries in which we operate. We are also exposed to interest rate fluctuations due to our issuance of debt and related financial instruments.

These disclosures set forth in this Item 3 are based upon a number of assumptions; actual impacts to the Company may not follow the assumptions made by the Company. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A. — Risk Factors, “Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations”, “Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the wholesale electricity markets, which could have a material adverse effect on our financial performance” and “We may not be adequately hedged against our exposure to changes in commodity prices or interest rates” of the 2011 Form 10-K.

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

AES businesses will see variance in variable margin performance as global commodity prices shift. For the remainder of 2012, we project pre-tax earnings exposure would be approximately $10 million for a $10/ton move in coal, $15 million for a $10/barrel move in oil and $25 million for a $1/MMBTU move in natural gas. Our estimates exclude correlation. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed.

Commodity prices affect our businesses differently depending on the local market characteristics and risk management strategies. Generation costs can be directly affected by movements in the price of natural gas, oil and coal. Spot power prices and contract indexation provisions are affected by the same commodity price movements. We have some natural offsets across our businesses such that low commodity prices may benefit certain businesses and be a cost to others. Offsets are not perfectly linear or symmetric. The sensitivities are affected by a number of non-market, or indirect market factors. Examples of these factors include hydrology, energy market supply/demand balances, regional fuel supply issues, regional competition and regulatory interventions such as price caps. Operational flexibility changes the shape of our sensitivities. For instance, certain power plants may reduce dispatch in low market environments limiting downside exposure. Volume variation also affects our commodity exposure. The volume sold under contracts or retail concessions can vary based on weather and economic conditions resulting in a higher or lower volume of sales in spot markets. Thermal unit availability and hydrology can affect the generation output available for sale and can affect the marginal unit setting power prices.

In North America, IPL and DPL sell power at wholesale once retail demand is served, so retail sales demand may affect commodity exposure. Given that natural gas-fired generators set power prices for many markets, higher natural gas prices expand margins. The positive impact on margins will be moderated if natural gas-fired generators set the market price only during peak periods. Additionally, at DPL, open access allows our retail customers to switch to alternative suppliers; falling energy prices may increase the rate at which our customers switch to alternative suppliers.

In Chile, we own assets and have associated contracts in both the central and northern regions of the country. Contracts tend to be long-term and indexed to fuel, limiting commodity risk. Oil-fired generators set power prices for some markets impacting spot power margins. While Gener has been adding coal-fired generation to its portfolio under long-term PPAs, a small amount of efficient generation is sold into the spot market. Gener also owns natural gas/diesel, hydropower and biomass generation facilities.

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

In Europe, our Kilroot facility operates on a merchant basis. The commodity risk at our Kilroot business is due to dark spread to the extent sales are un-hedged. Natural gas-fired generators set power prices for many periods, so higher natural gas prices expand margins and higher coal prices cause a decline. The positive impact on margins will be moderated if natural gas-fired generators set the market price only during certain peak periods. At our Ballylumford facility, NIAUR, the regulator, has the right to terminate the PPA, which would impact our commodity exposure. Our operations in Turkey are sensitive to the spread between power and natural gas prices, both of which have historically been linked to oil. As a result of these relationships, falling oil prices could compress margins realized at the business.

Our Masinloc business in Asia is a coal-fired generation facility which hedges its output through medium-term contracts that are indexed to fuel prices. Low oil prices may be a driver of margin compression since oil affects spot power sale prices.

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

We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. As of March 31, 2012, assuming a 10% U.S. Dollar appreciation, pre-tax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine Peso, Brazilian Real, Philippine Peso and Euro (the earnings attributable to the subsidiaries exposed to the Cameroonian Franc movements are included under Euro due to the fixed exchange rate of the Cameroonian Franc to the Euro) relative to the U.S. Dollar is projected to be approximately $5 million, $20 million, $5 million and $10 million, respectively, for the remainder of 2012. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pre-tax earnings for the remainder of 2012 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges unwound. Additionally, updates to the forecasted pre-tax earnings exposed to foreign exchange risk may result in further modification.

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

As of March 31, 2012, the portfolio’s pre-tax earnings exposure for the remainder of 2012 to a 100 basis point increase in Argentina Peso, Brazilian Real, British Pound, Euro, Indian Rupee, Ukrainian Hryvna, and U.S. Dollar interest rates would be approximately $20 million. This number is based on the impact of a one-time, 100 basis point increase in interest rates on interest expense for Argentina Peso, Brazilian Real, British Pound, Euro, Indian Rupee, Ukrainian Hryvna, and U.S. denominated debt, which is primarily non-recourse financing. The numbers do not take into account the historical correlation between these interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

AES completed the acquisition of DPL on November 28, 2011. As of and for the three months ended March 31, 2012, DPL’s total assets, total liabilities and net income represented 8%, 11% and 4% of AES’s consolidated total assets, total liabilities and net income, respectively. While AES continues to assess the effectiveness of DPL’s internal control over financial reporting at this time, such internal control over financial reporting has been excluded from management’s formal evaluation of material changes in AES’s disclosure controls and procedures as of March 31, 2012 as permitted by the SEC guidance.

Changes in Internal Controls over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2012.

In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the Fifth District Court found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the Fifth District Court to collect approximately R$1.2 billion ($657 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off from EEDSP pursuant to its privatization in 1998). In November 2002, the Fifth District Court rejected Eletropaulo’s defenses in the execution suit. Eletropaulo appealed and in September 2003, the Appellate Court of the State of Rio de Janeiro (“AC”) ruled that Eletropaulo was not a proper party to the litigation because any alleged liability had been transferred to CTEEP pursuant to the privatization. In June 2006, the Superior Court of Justice (“SCJ”) reversed the Appellate Court’s decision and remanded the case to the Fifth District Court for further proceedings, holding that Eletropaulo’s liability, if any, should be determined by the Fifth District Court. Eletropaulo’s subsequent appeals to the Special Court (the highest court within the SCJ) and the Supreme Court of Brazil were dismissed. Eletrobrás later requested that the amount of Eletropaulo’s alleged debt be determined by an accounting expert appointed by the Fifth District Court. Eletropaulo consented to the appointment of such an expert, subject to a reservation of rights. In February 2010, the Fifth District Court appointed an accounting expert to determine the amount of the alleged debt and the responsibility for its payment in light of the privatization, in accordance with the methodology proposed by Eletrobrás. Pursuant to its reservation of rights, Eletropaulo filed an interlocutory appeal with the AC asserting that the expert was required to determine the issues in accordance with the methodology proposed by Eletropaulo, and that Eletropaulo should be entitled to take discovery and present arguments on the issues to be determined by the expert. In April 2010, the AC issued a decision agreeing with Eletropaulo’s arguments and directing the Fifth District Court to proceed accordingly. Eletrobrás has restarted the accounting proceedings at the Fifth District Court, which will proceed in accordance with the AC’s April 2010 decision. The parties are briefing the issues. In the Fifth District Court proceedings, the expert’s conclusions will be subject to the Fifth District Court’s review and approval. If Eletropaulo is determined to be responsible for the debt, after the amount of the alleged debt is determined, Eletrobrás will be entitled to resume the execution suit in the Fifth District Court at any time. If Eletrobrás does so, Eletropaulo will be required to provide security in the amount of its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the Fifth District Court grants such request, Eletropaulo’s results of operations may be materially adversely affected and, in turn the Company’s results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the Fifth District Court against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. The parties are disputing the proper venue for the CTEEP lawsuit. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In July 1993, the Public Attorney’s office filed a claim against Eletropaulo, the São Paulo State Government, SABESP (a state-owned company), CETESB (the Environmental Agency of São Paulo State) and DAEE (the Municipal Water and Electric Energy Department) alleging that they were liable for pollution of the Billings Reservoir as a result of pumping water from the Pinheiros River into the Billings Reservoir. The events in question occurred while Eletropaulo was a state-owned company. An initial lower court decision in 2007 found the parties liable for the payment of approximately R$760 million ($416 million) for remediation. Eletropaulo subsequently appealed the decision to the Appellate Court of the State of São Paulo, which reversed the lower court decision. In 2009, the Public Attorney’s Office filed appeals to both the Superior Court of Justice and the Supreme Court and such appeals were answered by Eletropaulo in the fourth quarter of 2009. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the State of Sao Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$1 million ($548 thousand) as of June 30, 2011, or pay an indemnification amount of approximately R$11 million ($6 million). Eletropaulo has appealed this decision to the Supreme Court and is awaiting a decision.

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

In October 2009, AES Mérida III, S. de R.L. de C.V. (AES Mérida) initiated arbitration against its fuel supplier and electricity offtaker, Comisión Federal de Electricidad (“CFE”), seeking a declaration that CFE breached the parties’ power purchase agreement (“PPA”) by supplying gas that did not comply with the PPA’s specifications. Alternatively, AES Mérida requests a declaration that the supply of such gas by CFE is a force majeure event under the PPA. CFE disputes the claims. Although it has not asserted counterclaims, in its closing brief CFE has asserted that it is entitled to a partial refund of the capacity charge payments that were made for power generated with the out-of-specification gas. If it prevails in the arbitration, CFE should be required to initiate new proceedings to attempt to obtain a refund, which it has not quantified. However, CFE may seek instead to recover a refund by attempting to draw on the letter of credit that secures AES Mérida’s performance under the PPA. AES Mérida estimates that the amount of such a refund through March 2012 could be approximately $45 million, pursuant to the calculation methodology suggested by CFE, which AES Mérida would dispute (AES owns 55% of the project). The arbitration proceedings were closed recently and the parties are awaiting the final award. AES Mérida believes that there are meritorious grounds to support its arguments in the current arbitration; however, there can be no assurances that it will be successful in its efforts.

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

In November 2009, April 2010, December 2010, April 2011, June 2011, August 2011, and November 2011, substantially similar personal injury lawsuits were filed by a total of 49 residents and decedent estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the State of Delaware. In each lawsuit, the plaintiffs allege that the coal combustion byproducts of AES Puerto Rico’s power plant were illegally placed in the Dominican Republic from October 2003 through March 2004 and subsequently caused the plaintiffs’ birth defects, other personal injuries, and/or deaths. The plaintiffs did not quantify their alleged damages, but generally alleged that they are entitled to compensatory and punitive damages. The AES defendants moved for partial dismissal of both the November 2009 and April 2010 lawsuits on various grounds. In July 2011, the Superior Court dismissed the plaintiffs’ international law and punitive damages claims, but held that the plaintiffs had stated intentional tort, negligence, and strict liability claims under Dominican law, which the Superior Court found governed the lawsuits. The Superior Court granted the plaintiffs leave to amend their complaints in accordance with its decision, and in September 2011, the plaintiffs in the November 2009 and April 2010 lawsuits did so. The AES defendants have moved for partial dismissal of those amended complaints. After the motions are decided, the AES defendants will answer the November 2009 lawsuit. At the parties’ request, the Superior Court stayed the remaining six lawsuits, as well as any subsequently filed similar lawsuits. At the AES defendants’ request, the Superior Court further ordered that, for the present, discovery will proceed only in the November 2009 lawsuit and will be limited to causation and exposure issues. The AES defendants believe they have meritorious defenses and will defend themselves vigorously; however, there can be no assurances that they will be successful in their efforts.

On December 21, 2010, AES-3C Maritza East 1 EOOD, which owns a 670 MW lignite-fired power plant in Bulgaria, made the first in a series of demands on the performance bond securing the construction Contractor’s obligations under the parties’ EPC Contract. The Contractor failed to complete the plant on schedule. The total amount demanded by Maritza under the performance bond was approximately €155 million ($207 million). The Contractor obtained an injunction from a lower French court purportedly preventing the issuing bank from honoring the bond demands. However, the Versailles Court of Appeal canceled the injunction in July 2011, and therefore the issuing bank paid the bond demands in full. The Contractor may attempt to seek relief relating to the bond dispute in the English courts. In addition, in December 2010, the Contractor stopped commissioning of the power plant’s two units, allegedly because of the purported characteristics of the lignite supplied to it for commissioning. In January 2011, the Contractor initiated arbitration on its lignite claim, seeking an extension of time to complete the power plant, an increase to the contract price, and other relief, including in relation to the bond demands. The Contractor later added claims relating to the alleged unavailability of the grid during commissioning. Maritza rejected the Contractor’s claims and asserted counterclaims for delay liquidated damages and other relief relating to the Contractor’s failure to complete the power plant and other breaches of the EPC Contract. Maritza also terminated the EPC Contract for cause and asserted arbitration claims against the Contractor relating to the termination. The Contractor asserted counterclaims relating to the termination. The Contractor is seeking approximately €240 million ($320 million) in the arbitration, unspecified damages for alleged injury to reputation, and other relief. The arbitral hearing on the merits has been rescheduled and now will take place in March 2013. Maritza believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

On February 11, 2011 AES Eletropaulo received a notice of violation from São Paulo State’s Environmental Authorities for allegedly destroying 0.32119 hectares of native vegetation at the Conservation Park of Serra do Mar (“Park”), without previous authorization or license. The notice of violation asserted a fine of approximately R$1 million ($572,954) and the suspension of AES Eletropaulo activities in the Park. As a response to this administrative procedure before the São Paulo State Environmental Authorities (“São Paulo EA”), AES Eletropaulo timely presented its defense on February 28, 2011 seeking to vacate the notice of violation or reduce the fine. In December 2011, the São Paulo EA declined to vacate the notice of violation but recognized the possibility of 40% reduction in the fine if AES Eletropaulo agrees to recover the affected area with additional vegetation. AES Eletropaulo has not appealed the decision and is now discussing the terms of a possible settlement with the São Paulo EA, including a plan to recover the affected area by primarily planting additional trees. In March, 2012, the State of São Paulo Prosecutor’s Office of São Bernando do Campo initiated a Civil Proceeding to review the compliance by AES Eletropaulo with the terms of any possible settlement.

Purported stockholders of DPL filed nine putative derivative and/or class actions in Ohio state court and three such suits in Ohio federal court against DPL and its board of directors relating to DPL’s agreement to merge with the Company. Most of those lawsuits named the Company as a defendant. The lawsuits were substantially similar and alleged that the price offered in the merger is unfair, DPL’s directors breached their fiduciary duty by agreeing to the merger at an unfair price, and the Company aided and abetted that breach by offering an unfair price. The lawsuits sought to enjoin the merger and some suits also sought unspecified damages. The three federal lawsuits were consolidated. The parties to the federal litigation subsequently filed a stipulation of settlement, subject to the federal court approval, that among other things sought to dismiss the federal litigation with prejudice and release all claims by DPL stockholders concerning the merger. On February 23, 2012, at a settlement hearing, the federal court approved the stipulation of settlement and dismissed the federal litigation with prejudice. Furthermore, all nine of the state lawsuits have been dismissed.

In May 2011, a putative class action was filed in the Mississippi federal court against the Company and numerous unrelated companies. The lawsuit alleges that greenhouse gas emissions contributed to alleged global warming which, in turn, allegedly increased the destructive capacity of Hurricane Katrina. The plaintiffs assert claims for public and private nuisance, trespass, negligence, and declaratory judgment. The plaintiffs seek damages relating to loss of property, loss of business, clean-up costs, personal injuries and death, but do not quantify their alleged damages. These and other plaintiffs previously brought a substantially similar lawsuit in the federal court but failed to obtain relief. In October 2011, the Company and other defendants filed motions to dismiss the lawsuit. In March 2011, the federal court granted the motion and dismissed the lawsuit. The plaintiffs have appealed. The Company believes it has meritorious defenses and will defend itself vigorously in this lawsuit; however, there can be no assurances that it will be successful in its efforts.

In June 2011, the São Paulo Municipal Tax Authority (the “Municipality”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking approximately R$1.2 billion ($657 million) in services tax (“ISS”) that allegedly had not been collected on revenues for services rendered by Eletropaulo. In its public records, the Municipality has updated the amount assessed to approximately R$1.9 billion ($1.0 billion). Eletropaulo has challenged the assessments on the ground that the revenues at issue were not subject to ISS. Eletropaulo believes it has meritorious defenses to the assessments and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2011 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

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

THE AES CORPORATION (Registrant)

Date: May 3, 2012	By:	/s/ VICTORIA D. HARKER
		Name:	Victoria D. Harker
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MARY E. WOOD
		Name:	Mary E. Wood
		Title:	Vice President and Controller (Principal Accounting Officer)