Form 10-Q
period 2012-09-30
AES CORP
filed 2012-11-07
CIK 874761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on November 2, 2012 was 743,961,090.

THE AES CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
		(Revised)
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,943	$1,704
Restricted cash	735	478
Short-term investments	873	1,356
Accounts receivable, net of allowance for doubtful accounts of $307 and $273, respectively	2,671	2,534
Inventory	796	785
Deferred income taxes	431	454
Prepaid expenses	226	157
Other current assets	1,009	1,570
Current assets of discontinued operations and held for sale assets	-	191

Total current assets	8,684	9,229

NONCURRENT ASSETS
Property, Plant and Equipment:
Land	1,036	1,090
Electric generation, distribution assets and other	31,429	31,073
Accumulated depreciation	(9,562)	(8,944)
Construction in progress	2,581	1,788

Property, plant and equipment, net	25,484	25,007

Other Assets:
Investments in and advances to affiliates	1,334	1,422
Debt service reserves and other deposits	561	876
Goodwill	1,967	3,820
Other intangible assets, net of accumulated amortization of $250 and $164, respectively	462	547
Deferred income taxes	671	715
Other	2,168	2,345
Noncurrent assets of discontinued operations and held for sale assets	25	1,385

Total other assets	7,188	11,110

TOTAL ASSETS	$41,356	$45,346

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,327	$2,014
Accrued interest	426	327
Accrued and other liabilities	2,438	3,390
Non-recourse debt, including $294 and $259, respectively, related to variable interest entities	2,324	2,123
Recourse debt	11	305
Current liabilities of discontinued operations and held for sale businesses	-	279

Total current liabilities	7,526	8,438

NONCURRENT LIABILITIES
Non-recourse debt, including $1,173 and $1,156, respectively, related to variable interest entities	13,049	13,412
Recourse debt	6,176	6,180
Deferred income taxes	1,417	1,321
Pension and other post-retirement liabilities	1,555	1,729
Other noncurrent liabilities	3,719	3,111
Noncurrent liabilities of discontinued and held for sale businesses	-	1,348

Total noncurrent liabilities	25,916	27,101

Contingencies and Commitments (see Note 8)
Cumulative preferred stock of subsidiaries	78	78
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 810,312,922 issued and 743,875,691 outstanding at September 30, 2012 and 807,573,277 issued and 765,186,316 outstanding at December 31, 2011	8	8
Additional paid-in capital	8,540	8,507
Retained earnings (Accumulated deficit)	(439)	678
Accumulated other comprehensive loss	(2,905)	(2,758)
Treasury stock, at cost (66,437,231 shares at September 30, 2012 and 42,386,961 shares at December 31, 2011, respectively)	(780)	(489)

Total AES Corporation stockholders’ equity	4,424	5,946
NONCONTROLLING INTERESTS	3,412	3,783

Total equity	7,836	9,729

TOTAL LIABILITIES AND EQUITY	$41,356	$45,346

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Revenue:
Regulated	$2,546	$2,373	$7,375	$7,136
Non-Regulated	2,041	1,934	6,144	5,762

Total revenue	4,587	4,307	13,519	12,898

Cost of Sales:
Regulated	(2,114)	(1,707)	(6,267)	(5,332)
Non-Regulated	(1,469)	(1,590)	(4,478)	(4,571)

Total cost of sales	(3,583)	(3,297)	(10,745)	(9,903)

Gross margin	1,004	1,010	2,774	2,995

General and administrative expenses	(64)	(90)	(225)	(282)
Interest expense	(401)	(418)	(1,202)	(1,137)
Interest income	89	102	263	293
Other expense	(15)	(76)	(59)	(126)
Other income	7	57	40	107
Gain on sale of investments	30	-	214	7
Goodwill impairment	(1,850)	(17)	(1,850)	(17)
Asset impairment expense	(43)	(130)	(72)	(163)
Foreign currency transaction losses	(8)	(90)	(110)	(20)
Other non-operating expense	-	(82)	(50)	(82)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(1,251)	266	(277)	1,575
Income tax expense	(176)	(68)	(519)	(457)
Net equity in earnings of affiliates	24	5	48	11

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,403)	203	(748)	1,129
Income (loss) from operations of discontinued businesses, net of income tax (benefit) expense of $(2), $(16), $3, and $(22), respectively	3	(28)	-	(44)
Net gain (loss) from disposal and impairments of discontinued businesses, net of income tax (benefit) expense of $(1), $0, $60, and $0, respectively	(2)	-	68	-

NET INCOME (LOSS)	(1,402)	175	(680)	1,085
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(166)	(271)	(407)	(769)
Less: Income from discontinued operations attributable to noncontrolling interests	-	(35)	-	(49)

Total net income attributable to noncontrolling interests	(166)	(306)	(407)	(818)

NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(1,568)	$(131)	$(1,087)	$267

AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(1,569)	$(68)	$(1,155)	$360
Income (loss) from discontinued operations, net of tax	1	(63)	68	(93)

Net income (loss)	$(1,568)	$(131)	$(1,087)	$267

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(2.10)	$(0.09)	$(1.52)	$0.46
Income (loss) from discontinued operations attributable to The AES Corporation common stockholders, net of tax	-	(0.08)	0.09	(0.12)

NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(2.10)	$(0.17)	$(1.43)	$0.34

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(2.10)	$(0.09)	$(1.52)	$0.46
Income (loss) from discontinued operations attributable to The AES Corporation common stockholders, net of tax	-	(0.08)	0.09	(0.12)

NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(2.10)	$(0.17)	$(1.43)	$0.34

DIVIDENDS DECLARED PER COMMON SHARE:	$0.04	$-	$0.04	$-

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
NET INCOME (LOSS)	$(1,402)	$175	$(680)	$1,085

Available-for-sale securities activity:

Change in fair value of available-for-sale securities, net of income tax (expense) benefit of $0, $0, $0, and $0, respectively	-	-	1	1

Reclassification to earnings, net of income tax (expense) benefit of $0, $0, $0, and $1, respectively	-	(1)	(1)	(4)

Total change in fair value of available-for-sale securities	-	(1)	-	(3)

Foreign currency translation activity:

Foreign currency translation adjustments, net of income tax (expense) benefit of $(2), $42, $(1), and $28, respectively	14	(579)	(227)	(309)

Reclassification to earnings, net of income tax (expense) benefit of $0, $0, $0, and $0, respectively	(39)	(11)	(42)	(19)

Total foreign currency translation adjustments	(25)	(590)	(269)	(328)

Derivative activity:

Change in derivative fair value, net of income tax (expense) benefit of $7, $67, $27, and $93, respectively	(55)	(236)	(167)	(305)

Reclassification to earnings, net of income tax (expense) benefit of $(5), $(12), $(38), and $(15), respectively	27	53	153	112

Total change in fair value of derivatives	(28)	(183)	(14)	(193)

Pension activity:

Amortization of net actuarial loss, net of income tax (expense) benefit of $(4), $(2), $(10), and $(6), respectively	6	5	19	12

Total pension adjustments	6	5	19	12

OTHER COMPREHENSIVE (LOSS)	(47)	(769)	(264)	(512)

COMPREHENSIVE INCOME (LOSS)	(1,449)	(594)	(944)	573

Less: Comprehensive (income) loss attributable to noncontrolling interests	(159)	14	(290)	(650)

COMPREHENSIVE (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(1,608)	$(580)	$(1,234)	$(77)

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$(680)	$1,085
Adjustments to net income (loss):
Depreciation and amortization	1,038	947
(Gain) loss from sale of investments and impairment expense	1,802	321
Deferred income taxes	101	(67)
Contingencies	51	36
(Gain) loss on the extinguishment of debt	-	52
(Gain) loss on disposal and impairment write-down — discontinued operations	(130)	1
Other	10	65
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(191)	(185)
(Increase) decrease in inventory	(10)	(118)
(Increase) decrease in prepaid expenses and other current assets	90	67
(Increase) decrease in other assets	(379)	(167)
Increase (decrease) in accounts payable and other current liabilities	303	200
Increase (decrease) in income tax payables, net	(151)	(151)
Increase (decrease) in other liabilities	275	227

Net cash provided by operating activities	2,129	2,313

INVESTING ACTIVITIES:
Capital expenditures	(1,581)	(1,832)
Acquisitions — net of cash acquired	(18)	(158)
Proceeds from the sale of businesses, net of cash sold	432	47
Proceeds from the sale of assets	4	89
Sale of short-term investments	5,116	4,191
Purchase of short-term investments	(4,764)	(3,632)
(Increase) decrease in restricted cash	11	(164)
(Increase) decrease in debt service reserves and other assets	24	(379)
Affiliate advances and equity investments	1	(91)
Proceeds from performance bond	-	199
Proceeds from government grants for asset construction	120	7
Other investing	(21)	(11)

Net cash used in investing activities	(676)	(1,734)

FINANCING ACTIVITIES:
(Repayments) borrowings under the revolving credit facilities, net	(322)	126
Issuance of recourse debt	-	2,050
Issuance of non-recourse debt	822	1,516
Repayments of recourse debt	(8)	(474)
Repayments of non-recourse debt	(759)	(1,489)
Payments for financing fees	(24)	(153)
Distributions to noncontrolling interests	(741)	(990)
Contributions from noncontrolling interests	12	6
Financed capital expenditures	(30)	(13)
Purchase of treasury stock	(301)	(225)
Other financing	8	(7)

Net cash (used in) provided by financing activities	(1,343)	347
Effect of exchange rate changes on cash	9	(79)
Decrease in cash of discontinued and held for sale businesses	120	1

Total increase in cash and cash equivalents	239	848
Cash and cash equivalents, beginning	1,704	2,522

Cash and cash equivalents, ending	$1,943	$3,370

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$1,024	$982
Cash payments for income taxes, net of refunds	$580	$647

See Notes to Condensed Consolidated Financial Statements

THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

1. FINANCIAL STATEMENT PRESENTATION

The prior period condensed consolidated financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been reclassified to reflect the businesses held for sale and discontinued operations as discussed in Note 17 — Discontinued Operations and Held for Sale Businesses and the December 31, 2011 condensed consolidated balance sheet has been revised to reflect the adjustments to the final purchase price allocation related to the DPL acquisition as discussed in Note 18 — Acquisitions and Dispositions.

On June 26, 2012, The AES Corporation filed a Current Report on Form 8-K (“June 2012 Form 8-K”) to recast previously filed financial statements included in the Company’s Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) to reclassify certain businesses held for sale as discussed in Note 17 — Discontinued Operations and Held for Sale Businesses, to present a separate consolidated statement of comprehensive income in accordance with the new accounting guidance on comprehensive income and to reflect changes in the Company’s reportable segments in accordance with the accounting guidance on segment reporting as discussed in Note 12 — Segments. The revisions to the 2011 Form 10-K were limited to the Company’s Business Overview, Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes, and the Financial Statement Schedules contained in Items 1, 6, 7, 8 and 15, respectively.

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2011 audited consolidated financial statements and notes thereto, which are included in the June 2012 Form 8-K.

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

ASU No. 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income”

In June 2011, the FASB issued ASU No. 2011-05, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report the reclassification of items from other comprehensive income to net income. The Company adopted ASU No. 2011-05 on January 1, 2012 and chose to report comprehensive income in two consecutive statements by adding a new consolidated statement of comprehensive income. As ASU No. 2011-05 impacts financial statement presentation only, the adoption did not have an impact on the Company’s historical financial position or results of operations and is not expected to have an impact in future periods.

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

Accounting Pronouncements Issued But Not Yet Effective

The following accounting standard has been issued, but is not yet effective for, and has not been adopted by AES.

ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350), “Testing Indefinite-Lived Intangible Assets for Impairment”

On July 27, 2012, the FASB issued ASU No. 2012-02 under which an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 or January 1, 2013 for the Company. Early adoption is permitted. The adoption of ASU No. 2012-02 on January 1, 2013 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVENTORY

The following table summarizes the Company’s inventory balances as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in millions)
Coal, fuel oil and other raw materials	$413	$444
Spare parts and supplies	383	341

Total	$796	$785

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

Valuation Techniques

The fair value measurement accounting guidance describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach, (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on current market expectations of the return on those future amounts. The cost approach is based on the amount that would currently be required to replace an asset. The Company measures its investments and derivatives at fair value on a recurring basis. Additionally, in connection with annual or event-driven impairment evaluations, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These include long-lived tangible assets (i.e., property, plant and equipment), goodwill and intangible assets (e.g., sales concessions, land use rights and emissions allowances, etc.). In general, the Company determines the fair value of investments and derivatives using the market approach and the income approach, respectively. In the nonrecurring measurements of nonfinancial assets and liabilities, all three approaches are considered; however, fair value estimated under the income approach is often selected. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of the fair value of the assets and liabilities and their placement within the fair value hierarchy levels.

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

For derivatives for which there is a standard industry valuation model, the Company uses a third-party treasury and risk management software product that uses a standard model and observable inputs to estimate the fair value. For these derivatives, the Company performs analytical procedures and makes comparisons to other third-party information in order to assess the reasonableness of the fair value. For derivatives for which there is not a standard industry valuation model (such as PPAs and fuel supply agreements that are derivatives or include embedded derivatives), the Company has created internal valuation models to estimate the fair value, using observable data to the extent available. At each quarter-end, the models for the commodity and foreign currency-based derivatives are generally prepared and reviewed by employees who globally manage the respective commodity and foreign currency risks, and analytically reviewed independent of those employees. For all derivatives, with the exception of those classified as Level 1, the income approach is used, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. Among the most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (such as LIBOR and Euro Inter Bank Offered Rate (“EURIBOR”)), foreign exchange rates and commodity prices. Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published information provided from another source. In situations where significant inputs are not observable, the Company uses relevant techniques to best estimate the inputs, such as regression analysis, Monte Carlo simulation or prices for similarly traded instruments available in the market.

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

The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) at September 30, 2012:

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
	(in millions)
Interest rate	$(297)	Subsidiaries’ credit spreads	3% - 3.75% (3.43%)
Foreign currency:
Embedded derivative — Argentine Peso	61	Argentine Peso to U.S. Dollar currency exchange rate after 2 years	8.2
Other	(1)
Commodity & other:
Embedded derivative — Aluminum	(50)	Market price of power for customer in Cameroon (per KWh)	$0.06 - $0.14 ($0.12)
Embedded derivative — Philippine inflation	11	U.S. Producer Price Index after 5 years (where base year of 2005 = 100)	141.3 - 174.54 (152.74)
Other	1

Total	$(275)

Changes in the above significant unobservable inputs that lead to a significant and unusual impact to current period earnings are disclosed to the Financial Audit Committee. For interest rate derivatives, increases (decreases) in the estimates of our own credit spreads would decrease (increase) the value of the derivatives in a liability position. For foreign currency derivatives, increases (decreases) in the estimate of the above exchange rate would increase (decrease) the value of the derivative. For commodity and other derivatives in the above table, increases (decreases) in the estimated inflation would increase (decrease) the value of those embedded derivatives, while increases (decreases) in the estimated market price for power would increase (decrease) the value of that embedded derivative.

The only Level 1 derivative instruments as of September 30, 2012 are exchange-traded commodity futures for which the pricing is observable in active markets, and as such, these are not expected to transfer to other levels. There have been no transfers between Level 1 and Level 2.

Debt

Recourse and non-recourse debt are carried at amortized cost. The fair value of recourse debt is estimated based on quoted market prices. The fair value of non-recourse debt is estimated differently based upon the type of loan. In general, the carrying amount of variable rate debt is a close approximation of its fair value. For fixed rate loans, the fair value is estimated using quoted market prices or discounted cash flow analyses. In the discounted cash flow analysis, the discount rate is based on the credit rating of the individual debt instruments, if available, or the credit rating of the subsidiary. If the subsidiary’s credit rating is not available, a synthetic credit rating is determined using certain key metrics, including cash flow ratios and interest coverage, as well as other industry specific factors. For subsidiaries located outside the U.S., in the event that the country rating is lower than the credit rating previously determined, the country rating is used for purposes of the discounted cash flow analysis. The fair value of recourse and non-recourse debt excludes accrued interest at the valuation date. The fair value was determined using available market information as of September 30, 2012. The Company is not aware of any factors that would significantly affect the fair value amounts subsequent to September 30, 2012.

Nonfinancial Assets and Liabilities

For nonrecurring measurements derived using the income approach, fair value is determined using valuation models based on the principles of discounted cash flows (“DCF”). The income approach is most often used in the impairment evaluation of long-lived tangible assets, goodwill and intangible assets. The Company uses its internally developed DCF valuation models as the primary means to determine nonrecurring fair value measurements though other valuation approaches prescribed under the fair value measurement accounting guidance are also considered. Depending on the complexity of a valuation, an independent valuation firm may be engaged to assist management in the valuation process. A few examples of input assumptions to such valuations include macroeconomic factors such as growth rates, industry demand, inflation, exchange rates and power and commodity prices. Whenever possible, the Company attempts to obtain market observable data to develop input assumptions. Where the use of market observable data is limited or not available for certain input assumptions, the Company develops its own estimates using a variety of techniques such as regression analysis and extrapolations.

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

Sources of market assumptions

The Company derives most of its market assumptions from market efficient data sources (e.g., Bloomberg and Reuters). To determine fair value, where market data is not readily available, management uses comparable market sources and empirical evidence to develop its own estimates of market assumptions.

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

Recurring Measurements

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value
	Total	Level 1	Level 2	Level 3
	(in millions)
September 30, 2012
Assets
Available-for-sale securities	$857	$1	$856	$-
Trading securities	12	12	-	-
Derivatives	126	-	42	84

Total assets	$995	$13	$898	$84

Liabilities
Derivatives	$844	$-	$485	$359

Total liabilities	$844	$-	$485	$359

December 31, 2011
Assets
Available-for-sale securities	$1,340	$1	$1,339	$-
Trading securities	12	12	-	-
Derivatives	120	2	52	66

Total assets	$1,472	$15	$1,391	$66

Liabilities
Derivatives	$690	$-	$476	$214

Total liabilities	$690	$-	$476	$214

The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011 (presented net by type of derivative where any foreign currency impacts are presented as part of gains (losses) in earnings or other comprehensive income as appropriate):

	Three Months Ended September 30, 2012
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at July 1	$(281)	$-	$47	$(52)	$(286)
Total gains (losses) (realized and unrealized):
Included in earnings(1)	(1)	-	14	16	29
Included in other comprehensive income	(29)	-	-	-	(29)
Included in regulatory (assets) liabilities	-	-	-	2	2
Settlements	12	-	(1)	(4)	7
Transfers of (assets) liabilities out of Level 3(2)	2	-	-	-	2

Balance at September 30	$(297)	$-	$60	$(38)	$(275)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$(1)	$-	$13	$18	$30

	Three Months Ended September 30, 2011
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at July 1	$(60)	$15	$38	$17	$10
Total gains (losses) (realized and unrealized):
Included in earnings(1)	-	(3)	4	(44)	(43)
Included in other comprehensive income	(36)	(37)	-	-	(73)
Included in regulatory (assets) liabilities	-	-	-	(3)	(3)
Settlements	4	4	(1)	(8)	(1)
Transfers of assets (liabilities) into Level 3(2)	(101)	-	-	-	(101)
Transfers of (assets) liabilities out of Level 3(2)	2	-	-	-	2

Balance at September 30	$(191)	$(21)	$41	$(38)	$(209)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$-	$(2)	$2	$(52)	$(52)

	Nine Months Ended September 30, 2012
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at January 1	$(128)	$(18)	$51	$(53)	$(148)
Total gains (losses) (realized and unrealized):
Included in earnings(1)	(1)	-	12	10	21
Included in other comprehensive income	(30)	8	-	-	(22)
Included in regulatory (assets) liabilities	-	-	-	9	9
Settlements	19	11	(3)	(4)	23
Transfers of assets (liabilities) into Level 3(2)	(159)	-	-	-	(159)
Transfers of (assets) liabilities out of Level 3(2)	2	(1)	-	-	1

Balance at September 30	$(297)	$-	$60	$(38)	$(275)

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$(1)	$-	$10	$13	$22

	Nine Months Ended September 30, 2011
	Interest Rate	Cross Currency	Foreign Currency	Commodity and Other	Total
	(in millions)
Balance at January 1	$(1)	$10	$22	$18	$49
Total gains (losses) (realized and unrealized):
Included in earnings(1)	-	(5)	21	(50)	(34)
Included in other comprehensive income	(3)	(34)	-	-	(37)
Included in regulatory (assets) liabilities	-	-	-	3	3
Settlements	-	8	(2)	(9)	(3)
Transfers of assets (liabilities) into Level 3(2)	(189)	-	-	-	(189)
Transfers of (assets) liabilities out of Level 3(2)	2	-	-	-	2

Balance at September 30	$(191)	$(21)	$41	$(38)	$(209)

Total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets and liabilities held at the end of the period	$-	$(2)	$18	$(56)	$(40)

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

(2)

Transfers in and out of Level 3 are determined as of the end of the reporting period and are from and to Level 2. The assets (liabilities) transferred into and out of Level 3 are primarily the result of an increase or decrease in the significance of unobservable inputs used to calculate the CVAs of these derivative instruments.

The following table presents a reconciliation of available-for-sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Balance at beginning of period	$-	$40	$-	$42
Settlements	-	-	-	(2)

Balance at September 30	$-	$40	$-	$40

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

	Nine Months Ended September 30, 2012
	Carrying Amount	Fair Value			Gross Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Long-lived assets held and used:(1)
Kelanitissa	$22	$-	$-	$10	$12
Wind projects	16	-	-	-	16
Long-lived assets held for sale:(1)
Wind turbines	45	-	-	25	20
St. Patrick	33	-	22	-	11
Equity method investments(2)	205	-	155	-	50
Goodwill
DP&L(3)	2,449	-	-	599	1,850

	Nine Months Ended September 30, 2011
	Carrying Amount	Fair Value			Gross Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Long-lived assets held and used:(1)
Wind turbines and deposits	$161	$-	$45	$-	$116
Kelanitissa	66	-	-	29	37
Bohemia	14	-	5	-	9
Discontinued operations and held for sale businesses:
Carbon Reduction Projects	49	-	-	11	33	(4)
Equity method investments:
Yangcheng	100	-	-	26	74
Goodwill:
Chigen	17	-	-	-	17

(1)	See Note 14 — Asset Impairment Expense for further information.
(2)	See Note 16 — Other Non-Operating Expense for further information.
(3)	See Note 15 — Goodwill Impairment for further information.
(4)	The carrying amounts and fair value of the asset groups also include other assets and liabilities; however, impairment expense recognized was limited to the carrying amounts of long-lived assets.

The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets during the nine months ended September 30, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)			($ in millions)
Long-lived assets held and used:
Kelanitissa	$10	Discounted
		cash flow	Annual revenue growth	-9% to 4% (-1%)
			Annual pretax operating margin	-4% to 16% (-1%)
			Weighted average cost of capital	11.9%
Long-lived assets held for sale:
Wind turbines	25	Market
		Approach	Indicative offer prices	$12 to 38 (25)

Total	$35

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets

The following table sets forth the carrying amount and fair value of the Company’s financial assets and liabilities that are not measured at fair value in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, but for which fair value is disclosed. In addition, the fair value level hierarchy of such assets and liabilities is presented as of September 30, 2012:

	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(in millions)
September 30, 2012
Assets
Trade receivables(1)	$387	$304	$-	$-	$304
Liabilities
Non-recourse debt	15,373	16,000	-	12,156	3,844
Recourse debt	6,187	6,899	-	6,899	-
December 31, 2011
Assets
Trade receivables(1)	$432	$414
Liabilities
Non-recourse debt	15,535	15,862
Recourse debt	6,485	6,640

(1)

Trade receivables are included in “Current Assets — Accounts Receivable” and “Noncurrent assets — Other” in the accompanying condensed consolidated balance sheets. These receivables principally relate to amounts due from the independent system operator in Argentina. During the nine months ended September 30, 2012, the significant decline in fair value of these receivables was a result of the increased credit risk in Argentina.

4. INVESTMENTS IN MARKETABLE SECURITIES

The following table sets forth the Company’s investments in marketable debt and equity securities as of September 30, 2012 and December 31, 2011 by security class and by level within the fair value hierarchy. The security classes are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities.

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
AVAILABLE-FOR-SALE:(1)
Debt securities:
Unsecured debentures	$-	$440	$-	$440	$-	$665	$-	$665
Certificates of deposit	-	338	-	338	-	576	-	576
Government debt securities	-	26	-	26	-	31	-	31

Subtotal	-	804	-	804	-	1,272	-	1,272
Equity securities:
Mutual funds	-	52	-	52	-	67	-	67
Common stock	1	-	-	1	1	-	-	1

Subtotal	1	52	-	53	1	67	-	68

Total available-for-sale	1	856	-	857	1	1,339	-	$1,340

TRADING:
Equity securities:
Mutual funds	12	-	-	12	12	-	-	12

Total trading	12	-	-	12	12	-	-	12

TOTAL	$13	$856	$-	$869	$13	$1,339	$-	$1,352

Held-to-maturity securities				4				4

Total marketable securities				$873				$1,356

(1)

Cost/amortized cost approximated fair value at September 30, 2012 and December 31, 2011, with the exception of certain common stock investments with a cost basis and fair value of $1 million at September 30, 2012, and a cost basis and fair value of $4 million and $1 million, respectively, at December 31, 2011.

As of September 30, 2012, all available-for-sale debt securities had stated maturities within one year.

The following table summarizes the pre-tax gains and losses related to available-for-sale and trading securities for the three and nine months ended September 30, 2012 and 2011. Gains and losses on the sale of investments are determined using the specific identification method. For the three and nine months ended September 30, 2012 and 2011, there were no realized losses on the sale of available-for-sale securities and no other-than-temporary impairment of marketable securities recognized in earnings or other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Losses included in earnings that relate to trading securities held at the reporting date	$-	$(2)	$-	$(1)
Unrealized gains (losses) on available-for-sale securities included in other comprehensive income	(1)	(1)	(1)	(4)
Proceeds from sales of available-for-sale securities	1,513	1,134	5,160	4,218
Gross realized gains on sales	-	1	1	5

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

Interest Rate Risk

AES and its subsidiaries utilize variable rate debt financing for construction projects and operations, resulting in an exposure to interest rate risk. Interest rate swap, cap and floor agreements are entered into to manage interest rate risk by effectively fixing or limiting the interest rate exposure on the underlying financing. These interest rate contracts range in maturity through 2030, and are typically designated as cash flow hedges. The following table sets forth, by underlying type of interest rate index, the Company’s current and maximum outstanding notional under its interest rate derivative instruments, the weighted average remaining term and the percentage of variable-rate debt hedged that is based on the related index as of September 30, 2012 regardless of whether the derivative instruments are in qualifying cash flow hedging relationships:

	September 30, 2012
	Current		Maximum(1)
Interest Rate Derivatives	Derivative Notional	Derivative Notional Translated to USD	Derivative Notional	Derivative Notional Translated to USD	Weighted Average Remaining Term(1)	% of Debt Currently Hedged by Index(2)
	(in millions)				(in years)
Libor (U.S. Dollar)	3,614	$3,614	4,561	$4,561	10	70%
Euribor (Euro)	627	806	627	806	10	66%
Libor (British Pound)	58	94	70	113	16	88%

(1)

The Company’s interest rate derivative instruments primarily include accreting and amortizing notionals. The maximum derivative notional represents the largest notional at any point between September 30, 2012 and the maturity of the derivative instrument, which includes forward starting derivative instruments. The weighted average remaining term represents the remaining tenor of our interest rate derivatives weighted by the corresponding maximum notional.

(2)	Excludes variable-rate debt tied to other indices where the Company has no interest rate derivatives.

Cross currency swaps are utilized in certain instances to manage the risk related to fluctuations in both interest rates and certain foreign currencies. These cross currency contracts range in maturity through 2028. The following table sets forth, by type of foreign currency denomination, the Company’s outstanding notional amount under its cross currency derivative instruments as of September 30, 2012, which are all in qualifying cash flow hedge relationships. These swaps are amortizing and therefore the notional amount represents the maximum outstanding notional amount as of September 30, 2012:

	September 30, 2012
Cross Currency Swaps	Notional	Notional Translated to USD	Weighted Average Remaining Term(1)	% of Debt Currently Hedged by Index(2)
	(in millions)		(in years)
Chilean Unidad de Fomento (CLF)	6	$266	13	85%

(1)	Represents the remaining tenor of our cross currency swaps weighted by the corresponding notional.

(2)	Represents the proportion of foreign currency denominated debt hedged by the same foreign currency denominated notional of the cross currency swap.

Foreign Currency Risk

We are exposed to foreign currency risk as a result of our investments in foreign subsidiaries and affiliates. AES operates businesses in many foreign countries and such operations may be impacted by significant fluctuations in foreign currency exchange rates. Foreign currency options and forwards are utilized, where deemed appropriate, to manage the risk related to fluctuations in certain foreign currencies. These foreign currency contracts range in maturity through 2015. The following tables set forth, by type of foreign currency denomination, the Company’s outstanding notional amounts over the remaining terms of its foreign currency derivative instruments as of September 30, 2012 regardless of whether the derivative instruments are in qualifying hedging relationships:

	September 30, 2012
Foreign Currency Options	Notional	Notional Translated to USD(1)	Probability Adjusted Notional(2)	Weighted Average Remaining Term(3)
	(in millions)			(in years)
Euro (EUR)	68	$87	$38	<1
Brazilian Real (BRL)	94	46	26	<1
Philippine Peso (PHP)	1,174	28	6	<1
British Pound (GBP)	18	28	6	<1

(1)	Represents contractual notionals at inception of trade.
(2)

Represents the gross notional amounts times the probability of exercising the option, which is based on the relationship of changes in the option value with respect to changes in the price of the underlying currency.

(3)	Represents the remaining tenor of our foreign currency options weighted by the corresponding notional.

	September 30, 2012
Foreign Currency Forwards	Notional	Notional Translated to USD	Weighted Average Remaining Term(1)
	(in millions)		(in years)
Chilean Peso (CLP)	86,476	$176	<1
Euro (EUR)	115	161	1
Colombian Peso (COP)	172,643	94	<1
British Pound (GBP)	11	17	<1
Argentine Peso (ARS)	76	14	1

(1)	Represents the remaining tenor of our foreign currency forwards weighted by the corresponding notional.

In addition, certain of our subsidiaries have entered into contracts which contain embedded derivatives that require separate valuation and accounting due to the fact that the item that is being purchased or sold is denominated in a currency other than the functional currency of the subsidiary or the currency of the item. These contracts range in maturity through 2026. The following table sets forth, by type of foreign currency denomination, the Company’s outstanding notional over the remaining terms of its foreign currency embedded derivative instruments as of September 30, 2012:

	September 30, 2012
Embedded Foreign Currency Derivatives	Notional	Notional Translated to USD	Weighted Average Remaining Term(1)
	(in millions)		(in years)
Philippine Peso (PHP)(2)	62,040	$1,486	11
Argentine Peso (ARS)	857	183	12
Kazakhstani Tenge (KZT)	1,266	8	4
Euro (EUR)	2	3	8

(1)	Represents the remaining tenor of our foreign currency embedded derivatives weighted by the corresponding notional.
(2)	Notional also relates to an embedded derivative related to inflation.

Commodity Price Risk

We are exposed to the impact of market fluctuations in the price of electricity, fuel and environmental credits. Although our businesses primarily enter into long-term contracts or retail sales concessions (which provide our distribution businesses with a franchise to serve a specific geographic region), a portion of our current and expected future revenues are derived from businesses without significant long-term purchase or sales contracts. These businesses subject our results of operations to the volatility of prices for electricity and fuel in competitive markets. We have used a hedging strategy, where appropriate, to hedge our financial performance against the effects of fluctuations in energy commodity prices.

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

Nonetheless, certain of the PPAs and fuel supply agreements entered into by certain of the Company’s subsidiaries are derivatives or contain embedded derivatives requiring separate valuation and accounting. These contracts range in maturity through 2024. The following table sets forth, by type of commodity, the Company’s outstanding notionals for the remaining term of its commodity derivatives and embedded derivative instruments as of September 30, 2012:

	September 30, 2012
Commodity Derivatives	Notional		Weighted Average Remaining Term(1)
	(in millions)		(in years)
Natural gas (MMBTU)	29		11
Aluminum (MWh)	14	(2)	7
Petcoke (Metric tons)	12		12
Power (MWh)	4		2
Heating Oil (Gallons)	2		1
Coal (Metric tons)	1		1

(1)	Represents the remaining tenor of our commodity and embedded derivatives weighted by the corresponding volume.
(2)	The embedded derivative relates to fluctuations in the price of aluminum versus fluctuations in the price of electricity, where the notional is based on the amount of power we sell under the PPA.

Accounting and Reporting

Fair Value Hierarchy

The following table sets forth the Company’s derivative instruments as of September 30, 2012 and December 31, 2011 by type of derivative and by level within the fair value hierarchy. Derivative assets and liabilities are recognized at their fair value. Derivative assets and liabilities are combined with other balances and included in the following captions in our condensed consolidated balance sheets: current derivative assets in other current assets, noncurrent derivative assets in other noncurrent assets, current derivative liabilities in accrued and other liabilities and noncurrent derivative liabilities in other noncurrent liabilities.

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Current assets:
Foreign currency derivatives	$-	$6	$5	$11	$-	$24	$4	$28
Commodity and other derivatives	-	14	5	19	2	16	3	21

Total current assets	-	20	10	30	2	40	7	49

Noncurrent assets:
Interest rate derivatives	-	2	-	2	-	-	-	-
Cross currency derivatives	-	8	-	8	-	-	1	1
Foreign currency derivatives	-	7	63	70	-	3	58	61
Commodity and other derivatives	-	5	11	16	-	9	-	9

Total noncurrent assets	-	22	74	96	-	12	59	71

Total assets	$-	$42	$84	$126	$2	$52	$66	$120

Liabilities
Current liabilities:
Interest rate derivatives	$-	$79	$37	$116	$-	$97	$22	$119
Cross currency derivatives	-	4	-	4	-	-	5	5
Foreign currency derivatives	-	8	1	9	-	5	1	6
Commodity and other derivatives	-	18	7	25	-	17	6	23

Total current liabilities	-	109	45	154	-	119	34	153

Noncurrent liabilities:
Interest rate derivatives	-	263	260	523	-	334	106	440
Cross currency derivatives	-	2	-	2	-	-	14	14
Foreign currency derivatives	-	106	7	113	-	10	10	20
Commodity and other derivatives	-	5	47	52	-	13	50	63

Total noncurrent liabilities	-	376	314	690	-	357	180	537

Total liabilities	$-	$485	$359	$844	$-	$476	$214	$690

Hedge Designation

The following table sets forth the fair value and balance sheet classification of derivative instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Total	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Total
	(in millions)
Assets
Current assets:
Foreign currency derivatives	$4	$7	$11	$10	$18	$28
Commodity and other derivatives	1	18	19	2	19	21

Total current assets	5	25	30	12	37	49

Noncurrent assets:
Interest rate derivatives	-	2	2	-	-	-
Cross currency derivatives	8	-	8	1	-	1
Foreign currency derivatives	7	63	70	3	58	61
Commodity and other derivatives	1	15	16	-	9	9

Total noncurrent assets	16	80	96	4	67	71

Total assets	$21	$105	$126	$16	$104	$120

Liabilities
Current liabilities:
Interest rate derivatives	$106	$10	$116	$110	$9	$119
Cross currency derivatives	4	-	4	5	-	5
Foreign currency derivatives	7	2	9	1	5	6
Commodity and other derivatives	7	18	25	-	23	23

Total current liabilities	124	30	154	116	37	153

Noncurrent liabilities:
Interest rate derivatives	500	23	523	425	15	440
Cross currency derivatives	2	-	2	14	-	14
Foreign currency derivatives	-	113	113	-	20	20
Commodity and other derivatives	3	49	52	3	60	63

Total noncurrent liabilities	505	185	690	442	95	537

Total liabilities	$629	$215	$844	$558	$132	$690

The Company has elected not to offset derivative positions in the financial statements. Accordingly, we do not offset such derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements. At September 30, 2012 and December 31, 2011, we held $1 million and $3 million, respectively, of cash collateral that we received from counterparties to our derivative positions. Beyond the cash collateral held by us, our derivative assets are exposed to the credit risk of the respective counterparty and, due to this credit risk, the fair value of our derivative assets (as shown in the above two tables) have been reduced by a CVA. Also, at September 30, 2012 and December 31, 2011, there was $13 million and $16 million, respectively, of cash collateral posted with (held by) counterparties to our derivative positions.

The table below sets forth the pre-tax accumulated other comprehensive income (loss) expected to be recognized as an increase (decrease) to income from continuing operations before income taxes (in millions) over the next twelve months as of September 30, 2012 for the following types of derivative instruments:

Interest rate derivatives	$(106)
Cross currency derivatives	$6
Foreign currency derivatives	$(5)
Commodity and other derivatives	$(9)

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

For the three and nine months ended September 30, 2012 and 2011, pre-tax gains (losses) of $(11) million, and $0 million, respectively, net of noncontrolling interests were reclassified into earnings as a result of the discontinuance of a cash flow hedge because it was probable that the forecasted transaction would not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month time period thereafter.

Effective Portion of Cash Flow Hedges

The following tables set forth the gains (losses) recognized in accumulated other comprehensive loss (“AOCL”) and earnings related to the effective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the three and nine months ended September 30, 2012 and 2011:

	Gains (Losses) Recognized in AOCL		Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Reclassified from AOCL into Earnings(1)
	Three Months Ended September 30,			Three Months Ended September 30,
Type of Derivative	2012	2011		2012	2011
	(in millions)			(in millions)
Interest rate derivatives	$(62)	$(295)	Interest expense	$(40)	$(35)
			Non-regulated cost of sales	(1)	(1)
			Net equity in earnings of affiliates	(2)	(1)
			Asset impairment expense	(5)	-
Cross currency derivatives	4	(37)	Interest expense	(3)	(3)
			Foreign currency transaction gains (losses)	15	(26)
Foreign currency derivatives	-	29	Foreign currency transaction gains (losses)	4	3
Commodity and other derivatives	(4)	-	Non-regulated revenue	-	(2)

Total	$(62)	$(303)		$(32)	$(65)

	Gains (Losses) Recognized in AOCL		Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Reclassified from AOCL into Earnings(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
Type of Derivative	2012	2011		2012	2011
	(in millions)			(in millions)
Interest rate derivatives	$(204)	$(391)	Interest expense	$(102)	$(91)
			Non-regulated cost of sales	(4)	(3)
			Net equity in earnings of affiliates	(4)	(3)
			Asset impairment expense	(5)	-
			Gain on sale of investments	(96)	-
Cross currency derivatives	9	(34)	Interest expense	(9)	(7)
			Foreign currency transaction gains (losses)	27	(20)
Foreign currency derivatives	12	27	Foreign currency transaction gains (losses)	4	(1)
Commodity and other derivatives	(11)	-	Non-regulated revenue	(2)	(2)

Total	$(194)	$(398)		$(191)	$(127)

(1)	Includes amounts that were reclassified from AOCL related to derivative instruments that previously, but no longer, qualify for cash flow hedge accounting.

Ineffective Portion of Cash Flow Hedges

The following table sets forth the pre-tax gains (losses) recognized in earnings related to the ineffective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the three and nine months ended September 30, 2012 and 2011:

Type of Derivative	Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in millions)
Interest rate derivatives	Interest expense	$(2)	$1	$(1)	$(6)
	Net equity in earnings of affiliates	-	(1)	(1)	(2)
Cross currency derivatives	Interest expense	(1)	(3)	(1)	(5)

Total		$(3)	$(3)	$(3)	$(13)

Not Designated for Hedge Accounting

The following table sets forth the gains (losses) recognized in earnings related to derivative instruments not designated as hedging instruments under the accounting standards for derivatives and hedging, for the three and nine months ended September 30, 2012 and 2011:

Type of Derivative		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
	Classification in Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in millions)
Interest rate derivatives	Interest expense	$(2)	$(1)	$(5)	$(2)
Foreign currency derivatives	Foreign currency transaction gains (losses)	(11)	27	(87)	54
Commodity and other derivatives	Non-regulated revenue	14	(54)	15	(63)
	Regulated revenue	(3)	-	(2)	-
	Non-regulated cost of sales	1	3	4	2
	Regulated cost of sales	(3)	-	(20)	-

Total		$(4)	$(25)	$(95)	$(9)

Regulatory Assets and Liabilities

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

The following table sets forth the change in regulatory assets and liabilities resulting from the change in the fair value of these derivatives for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
(Increase) decrease in regulatory assets	$4	$(4)	$(1)	$(6)
Increase (decrease) in regulatory liabilities	$-	$(3)	$(1)	$3

Credit Risk-Related Contingent Features

Gener, our generation business in Chile, has cross currency swap agreements with counterparties to swap Chilean inflation indexed bonds issued in December 2007 into U.S. Dollars. The derivative agreements contain credit contingent provisions which would permit the counterparties with which Gener is in a net liability position to require collateral credit support when the fair value of the derivatives exceeds the unsecured thresholds established in the agreements. These thresholds vary based on Gener’s credit rating. If Gener’s credit rating were to fall below the minimum threshold established in the swap agreements, the counterparties can demand immediate collateralization of the entire mark-to-market loss of the swaps (excluding credit valuation adjustments), which was $2 million at September 30, 2012. The mark-to-market value of the swaps was $18 million at December 31, 2011. As of September 30, 2012 and December 31, 2011, Gener had not posted collateral to support these swaps.

DPL has certain over-the-counter commodity derivative contracts under master netting agreements that contain provisions that require its debt to maintain an investment-grade credit rating from credit rating agencies. If its debt were to fall below investment grade, the business would be in violation of these provisions, and the counterparties to the derivative contracts could request immediate payment or demand immediate and ongoing full overnight collateralization of the mark-to-market loss (excluding credit valuation adjustments), which was $22 million as of September 30, 2012. As of September 30, 2012, DPL had posted $13 million of cash collateral directly with third parties and in a broker margin account and held $1 million of cash collateral that it received from counterparties to its derivative instruments that were in an asset position. As of December 31, 2011, DPL had posted $16 million of cash collateral directly with third parties and in a broker margin account and held $3 million of cash collateral that it received from counterparties to its derivative instruments that were in an asset position.

6. LONG-TERM FINANCING RECEIVABLES

Long-term financing receivables represent receivables from certain Latin American governmental bodies that have contractual maturities of greater than one year. Management continually assesses the collectability of these receivables and believes they are recoverable. The decrease in the long-term financing receivables from December 31, 2011 is primarily related to the impact of foreign currency translation. The receivables are included in “Noncurrent assets – other” on the condensed consolidated balance sheets. The following table sets forth the breakdown of financing receivables by country as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in millions)
Argentina	$208	$232
Dominican Republic	39	49
Brazil	9	14

Total long-term financing receivables	$256	$295

7. DEBT

Non-Recourse Debt

The following table summarizes the Company’s subsidiary non-recourse debt in default or accelerated as of September 30, 2012 and is classified as current non-recourse debt unless otherwise indicated:

	Primary Nature of Default	September 30, 2012
Subsidiary		Default Amount	Net Assets (Liabilities)
		(in millions)
Maritza	Covenant	$850	$534
Sonel	Covenant	285	359
Kavarna	Covenant	204	72
Saurashtra	Covenant	28	16
Kelanitissa	Covenant	10	56

Total		$1,377

Except as noted in the table above, the defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants and/or other conditions such as (but not limited to) failure to meet information covenants, complete construction or other milestones in an allocated time, meet certain minimum or maximum financial ratios, or other requirements contained in the non-recourse debt documents of the Company.

In addition, in the event that there is a default, bankruptcy or maturity acceleration at a subsidiary that meets the applicable definition of materiality under the corporate debt agreements of The AES Corporation, there could be a cross-default to the Company’s recourse debt. At September 30, 2012 none of the defaults listed above results in a cross-default under the recourse debt of the Company.

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

The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2012. Amounts presented in the table below represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The amounts include obligations made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of its businesses of $24 million.

Contingent Contractual Obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$550	19	<$1 - $222
Letters of credit under the senior secured credit facility	5	9	<$1 - $2
Cash collateralized letters of credit	234	8	<$1 - $209

Total	$789	36

As of September 30, 2012, the Company had $9 million of commitments to invest in subsidiaries under construction and to purchase related equipment that were not included in the letters of credit discussed above. The Company expects to fund these net investment commitments in 2012. The exact payment schedules will be dictated by the construction milestones.

Environmental

The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2012, the Company had recorded liabilities of $24 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities, or as yet unknown liabilities, may exceed current reserves in amounts that could be material but cannot be estimated as of September 30, 2012.

Litigation

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and accordingly, has recorded aggregate reserves for all claims of approximately $334 million and $363 million as of September 30, 2012 and December 31, 2011, respectively. These reserves are reported on the consolidated balance sheets within “accrued and other liabilities” and “other noncurrent liabilities.” A significant portion of the reserves relate to employment, non-income tax and customer disputes in international jurisdictions, principally Brazil. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these reserves will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.

The Company believes, based upon information it currently possesses and taking into account established reserves for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no reserve has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2012. The material contingencies where a loss is reasonably possible primarily include: claims under financing agreements; disputes with offtakers, suppliers and EPC contractors; alleged violation of monopoly laws and regulations; income tax and non-income tax assessments by tax authorities; and environmental and regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingences to be between $230 million and $1.5 billion. The amounts considered reasonably possible do not include amounts reserved, as discussed above. These material contingencies do not include income tax related contingencies which are considered part of our uncertain tax positions.

9. REGULATORY LIABILITIES

In July 2012, the Brazilian energy regulator (the “Regulator”) approved the periodic review and reset of a component of Eletropaulo’s regulated tariff which determines the margin to be earned by Eletropaulo. The review and reset of this tariff component is retroactive to July 2011 and will be applied to customers’ invoices from July 2012 to June 2015. From July 2011 through June 2012, Eletropaulo invoiced customers under the then existing tariff rate, as required by the Regulator. As the new tariff rate is lower than the pre-existing tariff rate, Eletropaulo is required to reduce customer tariffs for this difference over the next three years. Accordingly, from July 2011 through June 2012, Eletropaulo recognized a regulatory liability for such estimated future refunds, which was subsequently adjusted as of June 30, 2012 upon the finalization of the new tariff with the Regulator. As of September 30, 2012, Eletropaulo had recorded a regulatory liability of $536 million.

10. PENSION PLANS

Total pension cost for the three and nine months ended September 30, 2012 and 2011 included the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(in millions)				(in millions)
Service cost	$4	$4	$1	$5	$11	$14	$5	$15
Interest cost	11	124	8	144	35	391	24	434
Expected return on plan assets	(13)	(107)	(8)	(130)	(41)	(340)	(24)	(391)
Amortization of prior service cost	1	-	1	-	4	-	3	-
Amortization of net loss	6	9	3	6	18	30	10	18
Loss on curtailment	-	-	-	-	-	-	-	4

Total pension cost	$9	$30	$5	$25	$27	$95	$18	$80

Total employer contributions for the nine months ended September 30, 2012 for the Company’s U.S. and foreign subsidiaries were $39 million and $122 million, respectively. The expected remaining scheduled employer contributions for 2012 are $10 million for U.S. subsidiaries and $47 million for foreign subsidiaries.

11. EQUITY

Changes in Equity

The following table provides a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, noncontrolling interests and total equity as of September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)			(in millions)
Balance at January 1	$5,946	$3,783	$9,729	$6,473	$3,940	$10,413
Net income (loss)	(1,087)	407	(680)	267	818	1,085
Total change in fair value of available-for-sale securities, net of income tax	-	-	-	(3)	-	(3)
Total foreign currency translation adjustment, net of income tax	(158)	(111)	(269)	(178)	(150)	(328)
Total pension adjustments, net of income tax	5	14	19	4	8	12
Total change in fair value of derivatives, net of income tax	6	(20)	(14)	(167)	(26)	(193)
Capital contributions from noncontrolling interests	-	12	12	-	9	9
Distributions to noncontrolling interests	-	(625)	(625)	-	(990)	(990)
Disposition of businesses	-	(37)	(37)	-	(1)	(1)
Acquisition of treasury stock	(301)	-	(301)	(225)	-	(225)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	40	-	40	43	-	43
Acquisition of subsidiary shares from noncontrolling interests	3	(11)	(8)	-	-	-
Dividends declared on common stock ($0.04 per share)	(30)	-	(30)	-	-	-
Sale of subsidiary shares to noncontrolling interest	-	-	-	19	16	35

Balance at September 30	$4,424	$3,412	$7,836	$6,233	$3,624	$9,857

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Foreign currency translation adjustment, net	$2,125	$1,967
Unrealized derivative losses, net	528	534
Unfunded pension obligation, net	252	257

Accumulated other comprehensive loss	$2,905	$2,758

Dividend

On August 1, 2012, the Company’s Board of Directors declared a dividend of $0.04 per outstanding share. As of September 30, 2012, the Company has recognized a liability of $30 million related to such dividends, which will be payable on November 15, 2012, to common shareholders of record as of October 30, 2012, with an ex-dividend date of October 26, 2012.

Stock Repurchase Program

On April 19, 2012, the Company’s Board of Directors approved an increase to the stock repurchase program (the “Program”), which was announced on July 7, 2010, bringing the total amount authorized for purchases of AES common stock from $500 million to $680 million. Under the program, the Company may repurchase stock through a variety of methods, including open market repurchases and/or privately negotiated transactions. There can be no assurances as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The Program does not have an expiration date and it can be modified or terminated by the Company’s Board at any time. During the three months ended September 30, 2012, shares of common stock repurchased under this plan totaled 6,046,021 at a total cost of $71 million plus a nominal amount of commissions (average of $11.71 per share including commissions). During the nine months ended September 30, 2012, shares of common stock repurchased under this plan totaled 24,790,384 at a total cost of $301 million plus a nominal amount of commissions (average of $12.16 per share including commissions), bringing the cumulative total purchases under the program to 58,715,189 shares at a total cost of $680 million, which includes a nominal amount of commissions (average of $11.58 per share including commissions). As of September 30, 2012, the Company has reached the authorized limit for stock repurchases under the existing program.

The shares of stock repurchased have been classified as treasury stock and accounted for using the cost method. A total of 66,437,231 and 42,386,961 shares were held as treasury stock at September 30, 2012 and December 31, 2011, respectively. The Company has not retired any shares held in treasury during the three and nine months ended September 30, 2012.

12. SEGMENTS

During the first quarter of 2012, the Company completed its operational management and reporting restructuring. The management reporting structure is organized along two lines of business — Generation and Utilities, each led by a Chief Operating Officer. The segment reporting structure primarily uses the Company’s management reporting structure as its foundation to reflect how the Company manages the business internally with further aggregation by geographic regions to provide better socio-political-economic understanding of our business. For the three and nine months ended September 30, 2012, the Company applied the segment reporting accounting guidance, which provides certain quantitative thresholds and aggregation criteria. The Company concluded that Tietê, our 2,663 MW hydro generation business in Brazil, met the quantitative thresholds to require separate presentation. As such, an additional reportable segment which consists solely of the results of Tietê is now reported as Generation — Tietê. Tietê was formerly reported within the Latin America —Generation segment. The previously disclosed Latin America — Generation segment is now reported as Generation — Latin America — Other and, with the exception of Tietê, includes the results of all remaining businesses as previously reported. All prior period results have been retrospectively revised to reflect the new segment reporting structure. The Company has increased from six to the following seven reportable segments:

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

Total revenue includes intersegment sales related to the transfer of electricity from generation plants to utilities within Latin America. No material intersegment revenue relationships exist between other segments. Corporate allocations include certain self-insurance activities which are reflected within segment adjusted gross margin. All intra-segment activity has been eliminated with respect to revenue and adjusted gross margin within the segment. Intersegment activity has been eliminated within the total consolidated results. Asset information for businesses that were discontinued or classified as held for sale as of September 30, 2012 is segregated and is shown in the line “Discontinued Businesses” in the accompanying segment tables.

Information about the Company’s operations by segment for the three and nine months ended September 30, 2012 and 2011 was as follows:

Three Months Ended	Total Revenue		Intersegment		External Revenue
September 30,	2012	2011	2012	2011	2012	2011
	(in millions)
Generation — Latin America — Other	$1,036	$984	$(10)	$(8)	$1,026	$976
Generation — Tietê	268	317	(260)	(320)	8	(3)
Generation — North America	359	334	-	-	359	334
Generation — Europe	245	397	-	-	245	397
Generation — Asia	191	172	-	-	191	172
Utilities — Latin America	1,667	1,898	-	-	1,667	1,898
Utilities — North America	796	321	-	-	796	321
Corp and Other	297	214	(2)	(2)	295	212

Total Revenue	$4,859	$4,637	$(272)	$(330)	$4,587	$4,307

Nine Months Ended	Total Revenue		Intersegment		External Revenue
September 30,	2012	2011	2012	2011	2012	2011
	(in millions)
Generation — Latin America — Other	$3,024	$2,984	$(29)	$(28)	$2,995	$2,956
Generation — Tietê	847	826	(790)	(813)	57	13
Generation — North America	1,004	1,007	-	(4)	1,004	1,003
Generation — Europe	928	1,125	(1)	(1)	927	1,124
Generation — Asia	553	449	-	-	553	449
Utilities — Latin America	4,847	5,682	-	-	4,847	5,682
Utilities — North America	2,206	890	-	-	2,206	890
Corp and Other	937	788	(7)	(7)	930	781

Total Revenue	$14,346	$13,751	$(827)	$(853)	$13,519	$12,898

Three Months Ended	Total Adjusted Gross Margin		Intersegment		External Adjusted Gross Margin
September 30,	2012	2011	2012	2011	2012	2011
	(in millions)
Generation — Latin America — Other	$301	$258	$5	$(10)	$306	$248
Generation — Tietê	204	248	(260)	(320)	(56)	(72)
Generation — North America	133	119	2	3	135	122
Generation — Europe	98	128	2	2	100	130
Generation — Asia	66	35	-	-	66	35
Utilities — Latin America	147	381	261	322	408	703
Utilities — North America	262	112	-	-	262	112
Corp and Other	44	(68)	2	13	46	(55)
Reconciliation to Income from Continuing Operations before Taxes
Depreciation and amortization					(327)	(303)
Interest expense					(401)	(418)
Interest income					89	102
Other expense					(15)	(76)
Other income					7	57
Gain on sale of investments					30	-
Goodwill impairment					(1,850)	(17)
Asset impairment expense					(43)	(130)
Foreign currency transaction losses					(8)	(90)
Other non-operating expense					-	(82)

Income from continuing operations before taxes and equity in earnings of affiliates					$(1,251)	$266

Nine Months Ended	Total Adjusted Gross Margin		Intersegment		External Adjusted Gross Margin
September 30,	2012	2011	2012	2011	2012	2011
	(in millions)
Generation — Latin America — Other	$820	$852	$15	$(4)	$835	$848
Generation — Tietê	653	641	(790)	(813)	(137)	(172)
Generation — North America	355	335	8	6	363	341
Generation — Europe	419	327	(5)	4	414	331
Generation — Asia	188	133	1	1	189	134
Utilities — Latin America	358	1,041	796	820	1,154	1,861
Utilities — North America	668	291	1	1	669	292
Corp and Other	105	(34)	(24)	(9)	81	(43)
Reconciliation to Income from Continuing Operations before Taxes
Depreciation and amortization					(1,019)	(879)
Interest expense					(1,202)	(1,137)
Interest income					263	293
Other expense					(59)	(126)
Other income					40	107
Gain on sale of investments					214	7
Goodwill impairment					(1,850)	(17)
Asset impairment expense					(72)	(163)
Foreign currency transaction losses					(110)	(20)
Other non-operating expense					(50)	(82)

Income from continuing operations before taxes and equity in earnings of affiliates					$(277)	$1,575

Assets by segment as of September 30, 2012 and December 31, 2011 were as follows:

	Total Assets
	September 30, 2012	December 31, 2011
	(in millions)
Assets
Generation — Latin America — Other	$9,168	$9,067
Generation — Tietê	1,486	1,645
Generation — North America	3,584	3,625
Generation — Europe	3,398	3,276
Generation — Asia	2,281	1,717
Utilities — Latin America	8,500	9,468
Utilities — North America	7,430	9,397
Discontinued businesses	24	1,576
Corp and Other	5,485	5,575

Total assets	$41,356	$45,346

13. OTHER INCOME (EXPENSE)

The components of other income for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Tax credit settlement	$-	$31	$-	$31
Tax dispute settlement	-	14	-	14
Gain on sale of assets	2	9	5	25
Insurance proceeds	-	-	10	-
Other	5	3	25	37

Total other income	$7	$57	$40	$107

Other income generally includes gains on asset sales and extinguishments of liabilities, favorable judgments on contingencies and income from miscellaneous transactions.

Other income of $57 million for the three months ended September 30, 2011 was primarily due to an additional tax credit settlement from a favorable court decision in 2011 concerning reimbursement of excess non-income taxes paid from 1989 to 1992 at Eletropaulo and the reimbursement of income tax expense recognized during the quarter related to an indemnity agreement between Los Mina and the Dominican Republic government. Other income for the three months ended September 30, 2011 also includes the gain on the sale of assets at Eletropaulo.

Other income of $40 million for the nine months ended September 30, 2012 was primarily related to the receipt of insurance proceeds related to a claim in Panama for damage associated with the Esti tunnel, the release of a reserve recorded against inventory at Ballylumford and the receipt of dividends from a cost method investment at Gener. Other income of $107 million for the nine months ended September 30, 2011 was primarily related to the items described above, in addition to the gain on sale of mineral rights and land in Indiana at IPL recognized during the second quarter of 2011.

The components of other expense for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Loss on sale and disposal of assets	$13	$31	$48	$57
Loss on extinguishment of debt	-	37	-	52
Other	2	8	11	17

Total other expense	$15	$76	$59	$126

Other expense generally includes losses on asset sales, losses on the extinguishment of debt, contingencies and losses from miscellaneous transactions.

Other expense for the three months ended September 30, 2012 of $15 million was primarily comprised of losses on the disposal of assets at Eletropaulo. Other expense for the three months ended September 30, 2011 of $76 million was primarily due to the premium paid on the early retirement of debt at Gener and losses on the disposal of assets at TermoAndes and Eletropaulo.

Other expense of $59 million for the nine months ended September 30, 2012 was primarily due to the losses on disposal of assets at Eletropaulo. Other expense of $126 million for the nine months ended September 30, 2011 was primarily due to the premium paid on early retirement of debt at Gener, a loss related to the early retirement of senior notes due in 2011 at IPL, and loss on disposal of assets at Eletropaulo and TermoAndes.

14. ASSET IMPAIRMENT EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Wind turbines and projects	$36	$116	$40	$116
Kelanitissa	5	4	17	37
St. Patrick	-	-	11	-
Other	2	10	4	10

Total asset impairment expense	$43	$130	$72	$163

Wind Turbines and Projects — During the third quarter of 2012, the Company determined that all turbines held in storage met the held-for-sale criteria due to the ongoing receipt of offers from potential buyers and less viable internal deployment scenarios. Accordingly, the Company measured the turbines at fair value less cost to sell under the market approach. The turbines with a carrying amount of $45 million were written down to their fair value less cost to sell of $25 million, which resulted in an impairment expense of $20 million. The turbines were previously evaluated for impairment in the third quarter of 2011 due to a reduction in wind turbine market pricing and advances in turbine technology. At that time, the Company had also concluded that it was more likely than not that certain non-refundable deposits it had made in prior years to a turbine manufacturer for the purchase of wind turbines were not recoverable due to the availability of more advanced and lower cost turbines in the market. As a result, the Company had recognized asset impairment expense of $116 million related to these turbines and deposits in the third quarter of 2011.

Additionally, during the third quarter of 2012, the Company determined that two early-stage wind development projects that were capitalizing certain project costs were no longer probable because of the Company’s shift in capital allocation for developing these projects. The Company considered the likelihood of cash flows for these projects under current market conditions including the uncertainty as to whether the extension of the production tax credit in the U.S. will occur. Additionally, the Company assessed the value of the projects using the market approach and, after consultation with third party valuation firms and internal development staff, the fair value was determined to be zero. A full impairment of $16 million was recognized in the current quarter. These wind turbines and projects are reported in “Corporate and Other”.

Kelanitissa — We continue to evaluate the recoverability of our long-lived assets at Kelanitissa, our diesel-fired generation plant in Sri Lanka, as a result of both the requirement to transfer the plant to the government at the end of our PPA and the expectation of lower future operating cash flows. During the nine months ended September 30, 2012, the Company recognized asset impairment expense of $17 million for the long-lived assets of Kelanitissa. Our evaluations during this period indicated that the long-lived assets were no longer recoverable and, accordingly, were written down to their estimated fair value of $10 million based on a discounted cash flow analysis. The long-lived assets had a carrying amount of $22 million prior to the recognition of asset impairment expense. Kelanitissa was previously evaluated for impairment in the second and third quarter of 2011 due to the reasons described above. These evaluations resulted in asset impairment expense of $37 million during the nine months ended September 30, 2011. Kelanitissa is reported in the Asia Generation reportable segment.

St. Patrick — During the second quarter of 2012, the Company received approval from its Board of Directors for the sale of its wholly-owned subsidiary Ferme Eolienne Saint Patrick SAS (“St. Patrick”). Upon meeting the held for sale criteria including the Board’s approval, long-lived assets with a carrying amount of $33 million were written down to their fair value of $22 million (i.e., the sale price attributed to St. Patrick) and an impairment expense of $11 million was recorded. The sale transaction subsequently closed on June 28, 2012. St. Patrick is reported in “Corporate and Other”.

15. GOODWILL IMPAIRMENT

In connection with its acquisition of DPL, the Company recognized goodwill of approximately $2.6 billion which was allocated between the two reporting units identified during the purchase price allocation: The Dayton Power and Light Company (“DP&L”, DPL’s regulated utility in Ohio) and DPL Energy Resources, Inc. (“DPLER”, DPL’s wholly-owned competitive retail electric service provider). Of the total goodwill, approximately $2.4 billion was allocated to DP&L and the remainder was allocated to DPLER.

On October 5, 2012, DP&L filed for approval an Electric Security Plan (“ESP”) with the Public Utility Commission of Ohio (“PUCO”). Within the ESP filing, DP&L has agreed to request a separation of its generation assets from its transmission and distribution assets in recognition that a restructuring of DP&L operations will be necessary, in compliance with Ohio law. Also, during 2012, North American natural gas prices fell significantly from the previous year exerting downward pressure on wholesale electricity prices in the Ohio power market. Falling power prices compressed wholesale margins at DP&L. Furthermore, these lower power prices have led to increased switching from DP&L to other competitive retail electric service (“CRES”) providers, including DPLER, who are offering retail prices lower than DP&L’s current standard service offer. Also, several municipalities in DP&L’s service territory have passed ordinances allowing them to become government aggregators and some municipalities have contracted with CRES providers to provide generation service to the customers located within the municipal boundaries, further contributing to the switching trend. CRES providers have also become more active in DP&L’s service territory. In September 2012, management revised its cash flow forecasts based on these new developments and forecasted lower profitability and operating cash flows than previously prepared forecasts. These new developments have reduced DP&L’s forecasted profitability, operating cash flows, liquidity and may impact DPL and DP&L’s ability to access the capital markets and maintain their current credit ratings in the future. Collectively, in the third quarter of 2012, these events were considered an interim impairment indicator for DPL’s goodwill at the DP&L reporting unit. There were no interim impairment indicators identified for the goodwill at DPLER.

The Company performed an interim impairment test on the $2.4 billion of goodwill at the DP&L reporting unit level. In the preliminary Step 1 of the goodwill impairment test, the fair value of the reporting unit was determined under the income approach using a discounted cash flow valuation model. The material assumptions included within the discounted cash flow valuation model were customer switching and aggregation trends, capacity price curves, energy price curves, amount of the nonbypassable charge, commodity price curves, dispatching, transition period for the conversion to a wholesale competitive bidding structure, amount of the standard service offer charge, valuation of regulatory assets and liabilities, discount rates and deferred income taxes. Further refinement to these assumptions as part of the completion of the preliminary Step 1 and Step 2 tests could have a significant impact on the enterprise value and the implied fair value of goodwill. The reporting unit failed the preliminary Step 1 and a preliminary Step 2 of the goodwill impairment test was performed. For the three months ended September 30, 2012, the Company has recognized a goodwill impairment expense of $1.85 billion, which represents its best estimate of the impairment loss based on the latest information available and the results of the preliminary Step 1 and Step 2 tests. The Company estimates the final goodwill impairment expense will be in the range of $1.7 billion to $2 billion. In the fourth quarter of 2012, the Company expects to conclude the interim impairment test of goodwill and finalize the estimation of the impairment charge. The Company was not able to finalize the Step 1 and Step 2 tests by the filing date of this Form 10-Q due to the significant amount of work required to calculate the implied fair value of goodwill for a complex, regulated utility such as DP&L and due to the timing of the identification of the interim impairment indicator. Actual goodwill impairment loss could be significantly different from the estimated impairment loss recognized. DPL is reported in the North America Utilities segment.

The goodwill associated with the DPL acquisition is not deductible for tax purposes. Accordingly, there is no cash tax or financial statement tax benefit related to the impairment. The Company’s effective tax rates were impacted by the pretax impairment, however. The Company’s effective tax rates were (14%) and (187%) for the three months and nine months ended September 30, 2012. In both of these periods, the Company had worldwide tax expense on a loss from continuing operations.

16. OTHER NON-OPERATING EXPENSE

Other non-operating expense for the nine months ended September 30, 2012 and 2011 consisted of the other-than-temporary impairment of the following equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
InnoVent	$-	$-	$17	$-
China generation and wind	-	79	32	79
Other	-	3	1	3

Total other-non operating expense	$-	$82	$50	$82

InnoVent — During the first quarter of 2012, the Company concluded it was more likely than not that it would sell its interest in InnoVent S.A.S. (“InnoVent”), an equity method investment in France with wind generation projects totaling 75 MW. InnoVent had a carrying value of $36 million which exceeded its fair value of $19 million, resulting in an other-than-temporary impairment expense of $17 million. The sale transaction was completed on June 28, 2012.

China — During the first quarter of 2012, the Company concluded it was more likely than not that it would sell its interests in certain investments in China before the end of their joint venture terms. These investments include coal-fired, hydropower and wind generation facilities accounted for under the equity method of accounting. These were considered impairment indicators. In measuring the other-than-temporary impairment, the carrying value of $165 million of these investments was compared to their fair value of $133 million resulting in an other-than-temporary impairment expense of $32 million. The Company signed two separate sale agreements for the sale of these investments of which one was closed during the third quarter of 2012. See Note 18 — Acquisitions and Dispositions for further information.

17. DISCONTINUED OPERATIONS AND HELD FOR SALE BUSINESSES

The following table summarizes the revenue, income from operations, income tax expense, impairment and gain on sale of all discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011
	(in millions)
Revenue	$1	$181		$48	$546

Income (loss) from operations of discontinued businesses	$1	$(44)	-	3	$(66)
Income tax (expense) benefit	2	16		(3)	22

Income (loss) from operations of discontinued businesses, net of tax	$3	$(28)		$-	$(44)

Net gain/(loss) on sale and impairments of discontinued operations, net of tax	$(2)	$-		$68	$-

During the nine months ended September 30, 2012, we completed the sale of the following discontinued operations:

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

18. ACQUISITIONS AND DISPOSITIONS

Acquisitions

DPL — On November 28, 2011, AES completed its acquisition of 100% of the common stock of DPL for approximately $3.5 billion, pursuant to the terms and conditions of a definitive agreement (the “Merger Agreement”) dated April 19, 2011. In the third quarter of 2012, the Company finalized the purchase price allocation related to the acquisition.

The preliminary purchase allocation, the adjustments recorded in the nine months ended September 30, 2012, and the final purchase price allocation are presented in the table below. These adjustments have been reflected retrospectively as of December 31, 2011 in the accompanying Condensed Consolidated Balance Sheet. The effect of these adjustments on net income for the period November 28, 2011 through December 31, 2011 was not material.

	Preliminary	Adjustments		Final
Cash	$116	$-		$116
Accounts receivable	278	-		278
Inventory	124	-		124
Other current assets	41	-		41
Property, plant and equipment	2,549	(71	)(1)	2,478
Intangible assets subject to amortization	166	(19	)(2)	147
Intangible assets — indefinite-lived	5	-		5
Regulatory assets	201	16	(3)	217
Other noncurrent assets	58	-		58
Current liabilities	(401)	(5)		(406)
Non-recourse debt	(1,255)	-		(1,255)
Deferred income taxes	(558)	7	(4)	(551)
Regulatory liabilities	(117)	-		(117)
Other noncurrent liabilities	(195)	(15	)(5)	(210)
Redeemable preferred stock	(18)	-		(18)

Net identifiable assets acquired	994	(87)		907
Goodwill	2,489	87	(6)	2,576

Net assets acquired	$3,483	$-		3,483

(1)

Represents net adjustments resulting from the refined information associated with certain contractual arrangements, growth and ancillary revenue assumptions. There was a related decrease of $25 million in the provisionally recognized deferred tax liabilities.

(2)

Represents net adjustments to certain customer contracts of DPLER and other intangible assets resulting from the refined market and contractual information obtained during the current quarter. There was a related decrease of $7 million in the provisionally recognized deferred tax liabilities.

(3)

Represents net adjustments resulting from an assessment of overall deferred tax liabilities on regulated property, plant and equipment. There was a related increase of $21 million in the provisionally recognized deferred tax liabilities.

(4)

Represents the net impact of adjustments to the purchase price allocation recognized during the nine months ended September 30, 2012, including a decrease of $12 million related to the out of market coal contract and an increase of $16 million as a result of the finalization of DPL Inc.’s standalone federal tax return.

(5)

Primarily represents an increase of $29 million related to an out of market coal contract partially offset by a decrease of $13 million in income taxes payable as a result of the finalization of DPL Inc.’s standalone federal tax return.

(6)	Represents the net impact of purchase price adjustments on goodwill during the nine months ended September 30, 2012.

The unaudited actual DPL revenue and net income attributable to The AES Corporation included in AES’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012, and the unaudited pro forma revenue and net income attributable to The AES Corporation, of the combined entity for the three and nine months ended September 30, 2011, as if the acquisition had occurred January 1, 2011, are as follows:

	Revenue	Net Income (Loss) Attributable to The AES Corporation
	(in millions)
Actual for the three months ended September 30, 2012	$472	$(1,802)
Actual for the nine months ended September 30, 2012	1,288	(1,775)
Pro forma for the three months ended September 30, 2011	4,820	(69)
Pro forma for the nine months ended September 30, 2011	14,309	336

The pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been completed on the dates indicated, or the future consolidated results of operations of AES.

Net income attributable to The AES Corporation in the table above has been reduced by after-tax pro forma adjustments of $5 million and $73 million, respectively, for the three and nine months ended September 30, 2011. These pro forma adjustments primarily include: the amortization of fair value adjustment of DPL’s generation plant and equipment and intangible assets subject to amortization, reversal of transaction costs, and interest expense on additional borrowings used to finance the acquisition.

Dispositions

Cartagena — On February 9, 2012, a subsidiary of the Company completed the sale of 80% of its interest in the wholly-owned holding company of AES Energia Cartagena S.R.L. (“AES Cartagena”), a 1,199 MW gas-fired generation business in Spain. The Company owned approximately 70.81% of AES Cartagena through this holding company structure, as well as 100% of a related operations and maintenance company. Net proceeds from the sale were approximately €172 million ($229 million) and during first quarter of 2012, the Company recognized a pretax gain of $178 million on the transaction. Under the terms of the sale agreement, the buyer, Electrabel International Holdings B.V. (“Electrabel”), a subsidiary of GDF SUEZ S.A. or “GDFS”, has an option to purchase the Company’s remaining 20% interest at a fixed price of €28 million ($37 million) during a five month period beginning March 2013. Of the total proceeds received, approximately $9 million was deferred and allocated to Electrabel’s option to purchase the Company’s remaining interest. Concurrent with the sale, GDFS settled the outstanding arbitration between the parties regarding certain emissions costs and other taxes that AES Cartagena sought to recover from GDFS as energy manager under the existing commercial arrangements. GDFS agreed to pay €71 million ($95 million) to AES Cartagena for such costs incurred by AES Cartagena for the 2008-2010 period and for 2011 through the date of sale close, of which €28 million ($38 million) was paid at closing. Due to the Company’s expected continuing ownership interest extending beyond one year from the completion of the sale of its 80% interest, the prior period operating results of AES Cartagena have not been reclassified as discontinued operations.

St. Patrick and InnoVent — On June 28, 2012, the Company closed the sale of its interest in InnoVent and St. Patrick. Net proceeds from the sale transactions were $42 million. The prior period operating results of St. Patrick were not deemed material for reclassification to discontinued operations. See Note 14 — Impairment Expense and Note 16 — Other Non-Operating Expense for further information.

China — On September 6, 2012, the Company completed the sale of its interest in certain equity method investments in China. These investments included coal-fired, hydropower and wind generation facilities accounted for under the equity method of accounting. Net proceeds from the sale were approximately $86 million and the Company recognized a pretax gain of $24 million on the transaction, which is reflected as a gain on sale of investment. See Note 16 — Other Non-Operating Expense for further information.

19. EARNINGS PER SHARE

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

The following tables present a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three and nine months ended September 30, 2012 and 2011. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended September 30,
	2012			2011
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$(1,569)	747	$(2.10)	$(68)	778	$(0.09)
EFFECT OF DILUTIVE SECURITIES
Stock options	-	-	-	-	-	-
Restricted stock units	-	-		-	-	-

DILUTED EARNINGS PER SHARE	$(1,569)	747	$(2.10)	$(68)	778	$(0.09)

	Nine Months Ended September 30,
	2012			2011
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$(1,155)	759	$(1.52)	$360	783	$0.46
EFFECT OF DILUTIVE SECURITIES
Stock options	-	-	-	-	1	-
Restricted stock units	-	-	-	-	3	-

DILUTED EARNINGS PER SHARE	$(1,155)	759	$(1.52)	$360	787	$0.46

The calculation of diluted earnings per share excluded 6,411,169 and 15,564,118 options outstanding at September 30, 2012 and 2011, respectively, that could potentially dilute basic earnings per share in the future. These options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price during the related period. The calculation of diluted earnings per share also excluded 1,953,938 and 3,360,138 options outstanding at September 30, 2012 and 2011, respectively, that could potentially dilute earnings per share in the future. These options were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2012 and for the three months ended September 30, 2011 because the potential shares would be anti-dilutive given the loss from continuing operations in each period. Had the Company generated income from continuing operations in the three and nine months ended September 30, 2012, 807,563 and 1,092,802 respectively of potential common shares of common stock related to the options would have been included in diluted average shares outstanding. Had the Company generated income from continuing operations in the three months ended September 30, 2011, 1,457,025 of potential common shares of common stock related to the options would have been included in diluted average shares outstanding.

The calculation of diluted earnings per share excluded 1,153,866 restricted stock units outstanding at September 30, 2012, that could potentially dilute basic earnings per share in the future. These restricted stock units were not included in the computation of diluted earnings per share because the average amount of compensation cost per share attributed to future service and not yet recognized exceeded the average market price during the related period and thus to include the restricted units would have been anti-dilutive. The calculation of diluted earnings per share also excluded 5,264,072 and 6,095,706 restricted stock units outstanding at September 30, 2012 and 2011, respectively, that could potentially dilute earnings per share in the future. These restricted units were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2012 and for the three months ended September 30, 2011 because the potential shares would be anti-dilutive given the loss from continuing operations in each period. Had the Company generated income from continuing operations in the three and nine months ended September 30, 2012, 3,062,761 and 3,007,482 respectively of potential common shares of common stock related to the restricted stock units would have been included in diluted average shares outstanding. Had the Company generated income from continuing operations in the three months ended September 30, 2011, 2,882,463 of potential common shares of common stock related to the restricted stock units would have been included in diluted average shares outstanding.

For the three and nine months ended September 30, 2012 and 2011, all convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. During the three months ended September 30, 2012, 246,715 shares of common stock were issued upon the exercise of stock options. During the nine months ended September 30, 2012, 1,013,872 shares of common stock were issued under the Company’s profit sharing plan and 1,290,732 shares of common stock were issued upon the exercise of stock options.

20. SUBSEQUENT EVENTS

AES IC Ictas JV — On October 1, 2012, the AES IC Ictas joint venture was split into two businesses with AES maintaining a 100% interest in three hydro projects. Upon closing, cash proceeds of $10 million was received from the joint venture partner and an estimated pretax gain of $11 million will be recognized. The Company concurrently signed a share purchase agreement with AES Entek, a joint venture with Koc Holding, accounted for as an equity method investment, for the sale of these hydro projects. The Company will receive net proceeds of $85 million from the sale of its 50.4% interest in these hydro projects. The transactions are expected to close in the fourth quarter of 2012.

Tisza II — On October 5, 2012, the AES Board of Directors approved the plan for sale of Tisza II, a 900MW gas/oil fired plant in Hungary. Concurrently, the Company executed a purchase agreement for the sale of its ownership in Tisza II for $17 million. The carrying amount of the asset group (excluding cumulative translation losses of $73 million) is $35 million and a pretax loss of approximately $91 million is expected upon transaction close. The transaction is subject to certain conditions precedent including regulatory approval. Tisza II is reported in Europe Generation reportable segment.

Corporate Restructuring — The Company announced on November 1, 2012 that it will restructure corporate support and subsidiary business operations. The reorganization will consolidate operations into market-oriented strategic business units under one Chief Operating Officer. As a result of this reorganization, the Company will reassess its segment reporting structure.

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

Overview of Our Business

We are a global power company. We operate two primary lines of business. The first is our Generation business, where we own and/or operate power plants to generate and sell power to wholesale customers such as utilities, other intermediaries and certain end-users. The second is our Utilities business, where we own and/or operate utilities which distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area and, in certain circumstances, generate and sell electricity on the wholesale market. For the nine months ended September 30, 2012, our Generation and Utilities businesses comprised approximately 45% and 55% of our consolidated revenue, respectively.

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

As discussed in Item 1. — Financial Statements — Note 12 — Segments of this Form 10-Q, based on application of the segment accounting guidance, Tietê is reported as a separate segment for purposes of the required segment accounting disclosures, but is included in Generation — Latin America within the discussion of operating results for revenue and gross margin in management’s discussion and analysis as it is managed with the other Latin American generation businesses.

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

Key Drivers of Our Results — Our Generation and Utilities businesses are distinguished by the nature of their customers, operational differences, cost structure, regulatory environment and risk exposure. As a result, each line of business has different drivers which affect operating results. Performance drivers for our Generation businesses include, among other things, plant reliability and efficiency, power prices, volume, management of fixed and variable operating costs, management of working capital including collection of receivables, and the extent to which our plants have hedged their exposure to currency and commodities such as fuel. For our Generation businesses that sell power under short-term contracts or in the spot market, the most crucial factors are the current market price of electricity and the marginal costs of production. Growth in our Generation business is largely tied to securing new PPAs, expanding capacity in our existing facilities and building or acquiring new power plants. Performance drivers for our Utilities businesses include, but are not limited to, reliability of service; management of working capital, including collection of receivables; negotiation of tariff adjustments; retail competition; compliance with extensive regulatory requirements; management of pension assets; and in developing countries, reduction of commercial and technical losses. The operating results of our Utilities businesses are sensitive to changes in inflation, economic growth and weather conditions in areas in which they operate. In addition to these drivers, as explained below, the Company also has exposure to currency exchange rate fluctuations.

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

When fuel costs increase, many of our businesses are able to pass these costs on to their customers. Generation businesses with long-term contracts in place do this by including fuel pass-through or fuel indexing arrangements in their contracts. Utilities businesses can pass costs on to their customers through increases in current or future tariff rates. Therefore, in a rising fuel cost environment, the increased fuel costs for these businesses often result in an increase in revenue to the extent these costs can be passed through (though not necessarily on a one-for-one basis). Conversely, in a declining fuel cost environment, the decreased fuel costs can result in a decrease in revenue. Increases or decreases in revenue at these businesses that have the ability to pass through costs to the customer have a corresponding impact on cost of sales, to the extent the costs can be passed through, resulting in a limited impact on gross margin, if any. Similarly, some of our businesses are able to pass through to customers certain other costs, such as: environmental compliance costs, transmission costs, regional transmission organization costs and energy efficiency or demand side management program costs. Although these circumstances may not have a large impact on gross margin, they can significantly affect gross margin as a percentage of revenue. As a result, gross margin as a percentage of revenue is a less relevant measure when evaluating our operating performance. To the extent our businesses are unable to pass through fuel cost increases to their customers, gross margin may be adversely affected.

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

Due to our global presence, the Company has significant exposure to foreign currency fluctuations. The exposure is primarily associated with the impact of the translation of our foreign subsidiaries’ operating results from their local currency to U.S. dollars that is required for the preparation of our consolidated financial statements. Additionally, there is a risk of transaction exposure when an entity enters into transactions, including debt agreements, in currencies other than their functional currency. These risks are further described in Item 1A. — Risk Factors of the 2011 Form 10-K, “Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations.” For the three and nine months ended September 30, 2012, changes in foreign currency exchange rates have had a significant impact on our operating results. If the current foreign currency exchange rate volatility continues, our gross margin and other financial metrics will continue to be affected.

Another key driver of our results is our ability to bring new businesses into commercial operations successfully and to integrate acquisitions. We currently have approximately 2,160 MW of projects under construction in six countries. Our prospects for increased operating results and cash flows are dependent upon successful completion of these projects on time and within budget. However, as disclosed in Item 1A. — Risk Factors of the 2011 Form 10-K, “Our business is subject to substantial development uncertainties,” construction is subject to a number of risks, including risks associated with site identification, financing and permitting and our ability to meet construction deadlines. Delays or the inability to complete projects and commence commercial operations can result in increased costs, impairment of assets and other challenges involving partners and counterparties to our construction agreements, PPAs and other agreements. Similarly, failure to integrate acquisitions and manage market risk, including the Company’s recent acquisition of DPL, could impact our future operating results as disclosed in Item 1A. — Risk Factors of the 2011 Form 10-K, “We may fail to realize the anticipated benefits and cost savings of the acquisition, which could adversely affect the value of the Company’s common stock or result in goodwill impairment” and Key Trends and Uncertainties — Goodwill, below.

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

Management’s Priorities

Management is focused on the following priorities:

•	Execution of our geographic concentration strategy to maximize shareholder value through disciplined capital allocation including:

•	platform expansion in Brazil, Chile and the United States,

•	platform development in other select markets,

•	corporate debt reduction, and

•	a return of capital to shareholders, including share repurchases and payment of dividends;

•	Prudently exiting select non-strategic markets;

•	Optimizing profitability of operations in the existing portfolio;

•

Realizing cost savings through the alignment of overhead costs with business requirements, systems automation and optimal allocation of business development spending under our two business lines, Generation and Utilities, within our strategic markets;

•	Completion of an approximately 2,160 MW construction program and the integration of new projects into existing businesses; and

•	The following projects commenced commercial operations during the three months ended September 30, 2012:

Project	Location	Fuel	Gross MW	AES Equity Interest (Percent, Rounded)
AES Solar(1)	US-Puerto Rico	Solar	24	50%
Drone Hill	United Kingdom	Wind	29	100%

(1)	AES Solar Energy Ltd. is a joint venture with Riverstone Holdings and is accounted for as an equity method investment.

Key Trends and Uncertainties

We continue to face many risks as discussed in Item 1A. — Risk Factors of the 2011 Form 10-K. Some of these challenges are also described below in “Key Drivers of Results in the Three Months Ended September 30, 2012”. We continue to monitor our operations and address challenges as they arise.

Operations

On March 30, 2012, DP&L, our regulated utility in Ohio, filed with the Public Utilities Commission of Ohio (“PUCO”) for approval of its next Standard Service Offer to replace the existing Electric Security Plan (“ESP”) that expires on December 31, 2012. The filing requested approval of a five year and five month Market Rate Option, which would be effective January 1, 2013, and would phase in market rates over this period. After several months of negotiations with intervening parties, on September 7, 2012, DP&L withdrew the March 2012 filing and announced it would be filing an ESP on or before October 8, 2012.

On October 5, 2012, DP&L filed an ESP with the PUCO which would be effective January 1, 2013. The plan requested approval of a nonbypassable charge that is designed to recover $120 million per year for five years from all customers. DP&L also requested approval of a switching tracker that would measure the incremental amount of switching over a base case and defer the lost value into a regulatory asset which would be recovered from all customers beginning January 2014. The ESP states that DP&L plans to file on or before December 31, 2013 its plan for legal separation of its generation assets. The ESP proposes a three year, five month transition to market, whereby a wholesale competitive bidding structure will be phased in to supply generation service to customers located in DP&L’s service territory that have not chosen an alternative generation supplier. The PUCO is currently reviewing the filing and no decision has been made. The outcome of the proceeding is uncertain and could have a material impact on our results. See Item 1 — Business — Regulatory Matters — United States — The Dayton Power and Light Company included in the 2011 Form 10-K for further information. In addition to the regulatory risks noted above, DPL also faces a number of additional uncertainties related to the impact of customer switching and low power prices which could impact DPL’s results of operations, its ability to refinance certain debt (or to do so on favorable terms) which is due in the near to intermediate term, and/or realize the benefits associated with the goodwill. Any of the above-referenced conditions, events or factors could have a material impact on the Company or its results of operations.

On April 2, 2012, Eletropaulo received an infraction notice from the Brazilian energy regulator, (the “Regulator”) relating to the financial audit of its fixed assets, which occurred from December 2010 to February 2011. The notice alleges non-conformities in the regulatory accounting applied by Eletropaulo to the fixed assets, which impact the regulatory asset base used by the Regulator to calculate the tariff charged to customers. Management has filed an appeal to the Regulator contesting the alleged non-conformities and fine imposed, and is awaiting the Regulator’s response. Management recognized its best estimate of the probable loss as of September 30, 2012. Additional amounts may be reasonably possible.

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

Our subsidiaries are subject to credit risk, which includes risk related to the ability of counterparties (such as parties to our PPAs, fuel supply agreements, hedging agreements and other contractual arrangements) to deliver contracted commodities or services at the contracted price or to satisfy their financial or other contractual obligations. We have not suffered any material effects related to our counterparties during the three or nine months ended September 30, 2012. However, if macroeconomic conditions impact our counterparties, they may be unable to meet their commitments which could result in the loss of favorable contractual positions, which could have a material impact on our business.

Euro Zone Debt Crisis — During the past few years, certain European Union countries have continually faced a sovereign debt crisis and it is possible that this crisis could spread to other countries. This crisis has resulted in an increased risk of default by governments and the implementation of austerity measures in certain countries. If the crisis continues, worsens, or spreads, there could be a material adverse impact on the Company. Our businesses may be impacted if they are unable to access the capital markets, face increased taxes or labor costs, or if governments fail to fulfill their obligations to us or adopt austerity measures which adversely impact our projects. At September 30, 2012, we had unfunded commitments from European banks for our corporate revolver and for certain project finance debt totaling $225 million and $700 million, respectively. Approximately 8% of the non-recourse debt held by subsidiaries was denominated in Euros and 16% of our variable rate debt was indexed to Euribor at September 30, 2012. In addition, as discussed in Item 1A. — Risk Factors — “Our renewable energy projects and other initiatives face considerable uncertainties including development, operational and regulatory challenges” of the 2011 Form 10-K, our renewables businesses are dependent on favorable regulatory incentives, including subsidies, which are provided by sovereign governments, including European governments. If these subsidies or other incentives are reduced or repealed, or sovereign governments are unable or unwilling to fulfill their commitments or maintain favorable regulatory incentives for renewables, in whole or in part, this could impact the ability of the affected businesses to continue to sustain and/or grow their operations and could result in losses or asset impairments for these businesses which could be material. For example, in 2011, tariffs for certain of our European solar businesses were reduced, and could be reduced further. The carrying value of our investment in AES Solar Energy Ltd., whose primary operations are in Europe, was $215 million at September 30, 2012. In addition, any of the foregoing could also impact contractual counterparties of our subsidiaries in core power or renewables. If such counterparties are adversely impacted, then they may be unable to meet their commitments to our subsidiaries.

Bulgaria — Our investments in Bulgaria rely on offtaker contracts with NEK, the state-owned national electricity distribution company. The Company has long-lived assets in Bulgaria of $1.8 billion, including receivables from NEK of $132 million. While we believe that our businesses in Bulgaria will be able to collect these receivables, there can be no assurance that the business will succeed in making these collections, which could result in a write-off of the receivables. In addition, depending on NEK’s ability to honor its obligations and other factors, the value of other assets could also be impaired, or the business may be in default of its loan covenants. Any of the above could have a material impact on our results of operations. For further information on the importance of long-term contracts and our counterparty credit risk, see Item 1A. — Risk Factors — “We may not be able to enter into long-term contracts, which reduce volatility in our results of operations…” of the 2011 Form 10-K. As a result of any of the foregoing events, we may face a loss of earnings and/or cash flows from the affected businesses and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value and/or face the possibility that these projects cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.

Argentina — In Argentina, the deterioration of certain economic indicators such as non-receding inflation, increased government deficits and foreign currency accessibility combined with the potential devaluation of the local currency and the potential fall in export commodity prices could cause significant volatility in our results of operations, cash flows, the ability to pay dividends, and the value of our assets. At September 30, 2012, the total of AES’s long-lived assets in Argentina was $569 million, including long-term receivables of $322 million. In addition, recent actions by the Argentine government may indicate deeper government intervention in the local economy. For example, on April 16, 2012, the Argentine government expropriated 51% of the assets of the country’s largest oil company. The statute used to expropriate the oil company is not applicable to our businesses in Argentina. However, potential deteriorating economic conditions or further government action could have a material impact on the Company or its financial statements.

United States — As noted in Item 1A — Risk Factors — “We may not be adequately hedged against our exposure to changes in commodity prices or interest rates” of the 2011 Form 10-K and Item 3. — Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk of this Form 10-Q, the Company’s North American businesses continue to face pressure as a result of low natural gas prices, the marginal price setting fuel in most North America markets. This has affected the results of certain of our coal-fired plants in the region, including our coal-fired generating assets within our utility businesses, like IPL, which benefit from high wholesale power prices in periods where our available generation exceeds our captive load obligations. At DPL, where retail competition exists, our coal-fired generating assets do not benefit from the captive load offset and, as such, are subject to greater sensitivity to changes in power prices. Businesses that have a PPA in place, but purchase fuel at market prices or under short term contracts may not be fully hedged against changes in either power or fuel prices. In 2011, Eastern Energy, our coal-fired plants in New York, filed for bankruptcy and is no longer in our portfolio of businesses. In connection with the Eastern Energy bankruptcy filing, it is possible that creditors may attempt to bring claims against Eastern Energy and/or directly against The AES Corporation. While we believe Eastern Energy and The AES Corporation would have meritorious defenses against any such claims, there can be no assurance that Eastern Energy or The AES Corporation would prevail in such claims. In 2011, AES Deepwater was idled to mitigate operating risks caused by high fuel costs and other competitive pressures. Although the Deepwater unit was restarted during the second quarter of 2012 to capture potential summer price volatility, it shut down again early in the fourth quarter of 2012 in accordance with the plant’s operating plan. We currently plan to operate the unit again to capture the 2013 potential summer price volatility, although the long-term economic viability of the business is uncertain. Our coal-fired business in Hawaii faces uncertainty beyond 2013 when the fuel price supporting the PPA is no longer fixed. If the conditions described above continue or worsen, our North American businesses with market exposure may need to restructure their obligations or seek additional funding (including from the Parent) or face the possibility that they may be unable to meet their obligations and continue operations, which could result in the loss of earnings or cash flow or result in a write down in the value of these assets, any of which could have a material impact on the Company. For further discussion of the risks associated with commodity prices, see Item 1A. — Risk Factors “We may not be adequately hedged against our exposure to changes in commodity prices or interest rates” of the 2011 Form 10-K.

If global economic conditions deteriorate further, it could also affect the prices we receive for the electricity we generate or transmit. Utility regulators or parties to our generation contracts may seek to lower our prices based on prevailing market conditions pursuant to as PPAs, concession agreements or other contracts as they come up for renewal or reset. In addition, rising fuel and other costs coupled with contractual price or tariff decreases could restrict our ability to operate profitably in a given market. Each of these factors, as well as those discussed above, could result in a decline in the value of our assets including those at the businesses we operate, our equity investments and projects under development and could result in asset impairments that could be material to our operations. We continue to monitor our projects and businesses.

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

Wind turbines — During the third quarter of 2012, the Company recognized an impairment expense of $20 million related to certain wind turbines held in storage. The Company determined that these turbines met the held-for-sale criteria due to the ongoing receipt of offers from potential buyers and less viable internal deployment scenarios. The turbines with a carrying amount of $45 million were written down to their fair value of $25 million. These turbines were previously evaluated for impairment in the third quarter of 2011 due to reduced wind turbine market pricing and advances in turbine technology. It is reasonably possible that the turbines could incur further loss in value due to changing market conditions, regulatory environment and advances in technology. Refer to Note 14 — Asset Impairment Expense for further information.

Goodwill — The Company seeks business acquisitions as one of its growth strategies. We have achieved significant growth in the past as a result of several business acquisitions, which also resulted in the recognition of goodwill. As noted in Item 1A. — Risk Factors of the 2011 Form 10-K, there is always a risk that “Our acquisitions may not perform as expected.” One factor contributing to goodwill is the synergies expected from an acquisition that follow the integration of the acquired business with the existing operations of an entity. Thus, an entity’s ability to realize benefits of goodwill depends on the successful integration of the acquired business. If such integration efforts are not successful, it could be difficult to realize the benefits of goodwill, which could result in impairment of goodwill. Another factor relates to the market or commodity dynamics, which can change after the acquisition. As described in Note 15 — Goodwill Impairment included in Item 1. — Financial Statements of this Form 10-Q, DPL recognized an estimated goodwill impairment of $1.9 billion during the third quarter of 2012 based on a preliminary Step 1 and Step 2 of the goodwill impairment test. We expect to finalize the Step 1 and Step 2 of the goodwill impairment test in the fourth quarter of 2012, which may result in a change to the estimated goodwill impairment amount recognized during the third quarter of 2012, which may be material.

The value of goodwill is also positively correlated with the economic environments in which our acquired businesses operate and a severe economic downturn could negatively impact the value of goodwill. Also, the evolving environmental regulations, including GHG regulations, around the world continue to increase the operating costs of our generation businesses. In extreme situations, environmental regulations could even make a once profitable business uneconomical. In addition, most of our generation businesses have a finite life and as the acquired businesses reach the end of their finite lives, the carrying amount of goodwill is gradually realized through their periodic operating results. The accounting guidance, however, prohibits the systematic amortization of goodwill and rather requires an annual impairment evaluation. Thus, as some of our acquired businesses approach the end of their finite lives, they may incur goodwill impairment charges even if there are no discrete adverse changes in the economic environment. For example, Ebute, our 294 MW gas-fired plant in Nigeria, currently operates under a 15 year PPA with the Nigerian national electricity distribution company that expires in 2016. The inability to replace the PPA on similar terms or identify alternate uses for the plant could adversely affect the carrying amount of Ebute’s goodwill, which could be material. The carrying amount of the goodwill at September 30, 2012 was approximately $58 million.

In the fourth quarter of 2011, the Company completed its annual October 1 goodwill impairment evaluation and did not have any reporting units that were considered “at risk”. A reporting unit is considered “at risk” when its fair value is not higher than its carrying amount by more than 10%. While there were no potential impairment indicators at that time that could result in the recognition of goodwill impairment at our reporting units, it is possible that we may incur goodwill impairment at our reporting units in future periods if any of the following events occur: a deterioration in general economic conditions (e.g., a recession), or the environment in which a business operates; an increased competitive environment (e.g., a new plant in the grid); a change in the market for a business’ products or services or a regulatory or political development (e.g., changing environmental regulations on coal consumption and water intake); increases in raw material, labor, or other costs that have a negative effect on earnings (e.g., where a business cannot pass through the increase in input costs); negative or declining cash flows or a decline in actual or planned revenue or earnings (e.g., where recent results have been worse than previously expected); a more-likely-than-not expectation of selling or disposing all, or a portion of, a reporting unit; the testing for recoverability of a significant asset group within a reporting unit; or a business reaches the end of its finite life.

Regulatory — Environmental.    The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company expenses environmental regulation compliance costs as incurred unless the underlying expenditure qualifies for capitalization under its property, plant and equipment policies. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts), and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A. — Risk Factors, “Our businesses are subject to stringent environmental laws and regulations,” “Our businesses are subject to enforcement initiatives from environmental regulatory agencies,” and “Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows” set forth in the Company’s Form 10-K for the year ended December 31, 2011. Also, for further information about environmental laws and regulations impacting the company, see Item 1. Business — Regulatory Matters — Environmental and Land Use Regulations set forth in the Company’s Form 10-K for the year ended December 31, 2011.

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

The EPA is obligated under Section 112 of the CAA to develop a rule requiring pollution controls for hazardous air pollutants, including mercury, hydrogen chloride, hydrogen fluoride, and nickel species from coal and oil-fired power plants. In connection with such rule, the CAA requires the EPA to establish Maximum Achievable Control Technology (“MACT”). MACT is defined as the emission limitation achieved by the “best performing 12%” of sources in the source category. Pursuant to Section 112 of the CAA, the EPA promulgated a final rule on December 16, 2011, called the Mercury and Air Toxics Standards (“MATS” or the “Utility MACT”) establishing national emissions standards for hazardous air pollutants (“NESHAP”) from coal and oil-fired electric utility steam generating units. These emission standards reflect the EPA’s application of Utility MACT standards for each pollutant regulated under the rule. The rule requires all coal-fired power plants to comply with the applicable Utility MACT standards within three years, with the possibility of obtaining an additional year, if needed, to complete the installation of necessary controls. To comply with the rule, many coal-fired power plants may need to install additional control technology to control acid gases, mercury or particulate matter, or they may need to repower with an alternate fuel or retire operations. Most of the Company’s U.S. coal-fired plants operated by its subsidiaries have acid gas scrubbers or comparable control technologies, but there are other improvements to such control technologies that may be needed at some of the Company’s plants to assure compliance with the Utility MACT standards. Older coal-fired facilities that do not currently have a SO2 scrubber installed are particularly at risk.

On July 15, 2011, Duke Energy, co-owner with DP&L at the Beckjord Unit 6 facility, a 414 MW power plant, filed their Long-term Forecast Report with the Public Utilities Commission of Ohio (“PUCO”). The report indicated that Duke Energy plans to cease production at the Beckjord Station, including the jointly-owned Unit 6, in December 2014. This was followed by a notification by Duke Energy to PJM, dated February 1, 2012, of a planned April 1, 2015 deactivation of this unit. With respect to DP&L’s Hutchings Station, a six unit coal-fired power plant with 365 MW of total capacity, DP&L has notified PJM that it intends to deactivate Hutchings Station’s Units 1 and 2 by 2015 and that Unit 4, currently out of service due to equipment failure, would not be available for service any time earlier than 2014. The decision to deactivate Units 1 and 2 has been made because these two units are not equipped with the advanced environmental control technologies needed to comply with the MACT standards and the cost of compliance with the MACT standards or conversion to natural gas for these units would likely exceed the expected return. DP&L is still studying the option of converting two or more of Hutchings Station’s Units 3-6 to natural gas in order to comply with environmental requirements.

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

During the third quarter of 2012, IPL filed a petition and a request for a Certificate of Public Convenience and Necessity (“CPCN”) in the amount of $606 million of capital spend on clean coal technology to comply with the Utility MACT. These filings detail the controls IPL plans to add to each of its five baseload units. IPL is seeking and expects to recover through its environmental rate adjustment mechanism all operating and capital expenditures related to compliance; however, there can be no assurance that IPL will be successful in that regard. Recovery of these costs is expected through an Indiana statute, which allows for 100% recovery of qualifying costs through a rate adjustment mechanism.

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

Many states, utilities and other affected parties filed petitions for review, challenging the CSAPR before the U.S. Court of Appeals for the District of Columbia Circuit. On August 21, 2012, a three-judge panel of the D.C. Circuit Court vacated the CSAPR and required EPA to continue administering CAIR pending the promulgation of a valid replacement to the CSAPR. The Company’s subsidiaries will continue to meet their CAIR requirements by virtue of existing pollution control equipment combined with the purchase of emission allowances, when needed. On October 5, 2012, EPA, several states and cities, as well as environmental and health organizations, filed petitions with the D.C. Circuit Court requesting a rehearing of the case by all of the judges of the D.C. Circuit. As of November 2, 2012, the D.C. Circuit Court has not yet ruled on the petitions for rehearing.

We cannot predict whether the D.C. Circuit Court will grant a rehearing or, if a rehearing is granted, when the D.C. Circuit will rule on the rehearing. If the D.C. Circuit Court grants the rehearing and reinstates the CSAPR, the Company anticipates an increase in capital costs and other expenditures and the operational restrictions that would be required to comply with the CSAPR could have a material impact on the Company’s business, financial condition and results of operations. If the D.C. Circuit Court denies the rehearing petition or grants the rehearing petition and affirms the three-judge panel’s ruling vacating the CSAPR, EPA may subsequently promulgate a replacement transport rule addressing the three-judge panel’s ruling. At this time, we cannot predict the impact that such a replacement transport rule would have on the Company. However, such replacement rule could have a material impact on the Company’s business, financial condition and results of operations.

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

During the last decade, DP&L’s Stuart Station and Hutchings Station have received NOVs from the EPA alleging that certain activities undertaken in the past are outside the scope of the RMRR exclusion. Additionally, generation units partially owned by DP&L but operated by other utilities have received such NOVs relating to equipment repairs or replacements alleged to be outside the RMRR exclusion. The NOVs issued to DP&L — operated plants have not been pursued through litigation by the EPA.

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

On August 28, 2012, the Indiana Department of Environmental Management issued National Pollution Discharge Elimination System (“NPDES”) permits to the IPL Petersburg, Harding Street and Eagle Valley generating stations, which became effective in October 2012. NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Sections 402 and 405 of the U.S. Clean Water Act. These permits set new levels of acceptable metal effluent water discharge, as well as monitoring and other requirements designed to protect aquatic life, with full compliance required by October 2015. IPL is conducting studies to determine what operational changes and/or additional equipment will be required to comply with the new limitation. In developing its compliance plans, IPL must make assumptions about the outcomes of future Federal rulemaking with respect to coal combustion byproducts, cooling water intake and wastewater effluents. In light of the uncertainties at this time, we cannot predict the impact of these regulations on our consolidated results of operations, cash flows, or financial condition, but it could be material.

IPL will seek and expects to recover through its environmental rate adjustment mechanism, any operating or capital expenditures related to compliance; however, there can be no assurances that IPL would be successful in that regard. Recovery of these costs is expected through an Indiana statute, which allows for 80% recovery of qualifying costs through a rate adjustment mechanism and the remainder through a base rate case proceeding.

Other Regulatory Matters

In July 2012, the Indiana Utility Regulatory Commission (“IURC”) issued its final order in the tree trimming practices rulemaking, which was later approved by the Indiana governor and attorney general and became law in October 2012. IPL is implementing procedures to ensure it appropriately complies with the requirements of the new rule that addresses notification, dispute resolution and other activities associated with its vegetation management practices. The requirements of the new ruling are similar to current practices. However, the actual cost impact of the rule will not be known until IPL has experience operating under its terms.

The Government of Brazil recently announced an Energy Cost Reduction Program, which targets a 20 percent reduction in electricity prices. About one-third of this planned reduction is expected to be driven by lowering sector charges (indirect taxes). The remaining two-thirds of this reduction is being targeted through re-negotiations of new conditions with various generators and transmission and distribution companies, whose concession contracts are up for renewal between 2015 and 2017. The Government of Brazil issued Provision Measure 579 (PM 579) and other related rules. PM 579 is still pending Congressional approval and implementation of the Energy Cost Reduction Program is scheduled to be completed in February of 2013. The concession at Tietê, our generation business in Brazil, was granted after 1995 and expires in in 2029 and thus is not subject to this regulation. Furthermore, we are insulated in the short-term, as 100 percent of Tietê’s output is contracted with Eletropaulo through December of 2015. Beyond 2015, any developments will be a function of the supply-demand and new investment dynamics in Brazil. With regard to our two distribution businesses in

Brazil, Eletropaulo and Sul, both utilities also have concessions granted after 1995 and valid until 2028 and 2027, respectively, and thus not affected by the proposed PM 579. These distribution businesses earn a return on the regulated asset base and energy purchases are treated as a pass-through cost. Therefore, while the Company currently does not believe the Energy Reduction Program will have a material impact on our business, this analysis is based on the proposed and not final rules. It is possible that the final rules could be modified and result in a material impact to our Brazilian businesses and on our results.

Key Drivers of Results in the Three Months Ended September 30, 2012

During the three months ended September 30, 2012, the Company’s net loss attributable to The AES Corporation increased $1.4 billion, gross margin decreased $6 million, net cash from operating activities decreased $121 million and adjusted earnings per share, a non-GAAP measure, increased $0.08 to $0.36 compared to the same period in 2011.

During the three months ended September 30, 2012, net loss attributable to The AES Corporation increased due to the goodwill impairment expense recognized in connection with the interim goodwill impairment indicator identified during the third quarter at DPL, in the United States. See Item 1. — Financial Statements — Note 15 — Goodwill Impairment for further details.

During the three months ended September 30, 2012, the Company experienced a decrease in gross margin primarily due to unfavorable impact of foreign currency translation, lower rates at Eletropaulo due to the 2011 tariff reset passed by the Brazilian energy regulator in July 2012 and an increase in fixed costs in Latin America. These unfavorable results were largely offset by new businesses, primarily the impact of DPL in the United States, which was acquired in November 2011.

Adjusted earnings per share, a non-GAAP measure, increased primarily due to the contribution of new businesses, lower general and administrative expenses and a lower share count.

For the remainder of 2012, we expect to face continued challenges at certain of our businesses:

•

The Company is sensitive to changes in natural gas prices and could experience the adverse effects of relatively lower gas prices in the United States and corresponding weak power prices relative to coal. See Item 3. — Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q for more information.

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

•

The Company may recognize additional impairment expense upon the finalization of the interim goodwill impairment evaluation at DPL, or at other businesses if an interim impairment indicator exists in the fourth quarter of 2012.

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

The following briefly describes the key changes in our reported revenue, gross margin, net income attributable to The AES Corporation, net cash provided by operating activities, diluted earnings per share from continuing operations, and adjusted earnings per share (a non-GAAP measure) for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 and should be read in conjunction with our Consolidated Results of Operations discussion below.

Performance Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($s in millions, except per share amounts)
Revenue	$4,587	$4,307	7%	$13,519	$12,898	5%
Gross Margin	$1,004	$1,010	-1%	$2,774	$2,995	-7%
Net Income (Loss) Attributable to The AES Corporation	$(1,568)	$(131)	NM	$(1,087)	$267	NM
Net Cash Provided by Operating Activities	$1,015	$1,136	-11%	$2,129	$2,313	-8%
Diluted Earnings (Loss) per Share from Continuing Operations	$(2.10)	$(0.09)	NM	$(1.52)	$0.46	NM
Adjusted Earnings Per Share (a non-GAAP measure)(1)	$0.36	$0.28	29%	$0.91	$0.81	12%

NM — Not meaningful

(1)	See reconciliation and definition below under Non-GAAP Measures.

Highlights of third quarter and year to date financial results include:

Three months ended September 30, 2012:

Revenue increased $280 million, or 7%, to $4.6 billion in the three months ended September 30, 2012 compared with $4.3 billion in the three months ended September 30, 2011. Key drivers of the increase included:

•	impact of the Company’s new businesses, primarily DPL, acquired in November 2011; and

•	the net favorable impact of the current year annual tariff adjustment partially offset by the 2011 tariff reset passed by the Brazilian regulator in July 2012 at Eletropaulo in Brazil.

These increases were partially offset by:

•	the unfavorable impact of foreign currency of $487 million.

Gross margin decreased $6 million, or 1%, to $1.0 billion in the three months ended September 30, 2012 compared with $1.0 billion in the three months ended September 30, 2011. Key drivers of the decrease included:

•	the unfavorable impact of foreign currency of $81 million;

•	lower tariffs at Eletropaulo as a result of the worse than expected outcome related to the 2011 tariff reset passed by the Brazilian regulator in July 2012; and

•	an increase in fixed costs in Latin America.

These decreases were largely offset by:

•	the impact of new businesses, as discussed above; and

•	the favorable impact of an unrealized mark-to-market derivative adjustment at Sonel, in Cameroon.

Net loss attributable to The AES Corporation increased $1.4 billion to $1.6 billion in the three months ended September 30, 2012 compared to $131 million in the three months ended September 30, 2011. The key driver of the increase was the goodwill impairment at DPL as described in Note 15 — Goodwill Impairment included in Item 1. — Financial Statements of this Form 10-Q.

Excluding the goodwill impairment at DPL, the Company would have reported net income attributable to AES of $282 million, an improvement of $413 million compared to the three month ended September 30, 2011. The key drivers of this increase were:

•

the favorable impact of gross margin earned by new businesses mainly our wholly-owned subsidiaries: DPL and Changuinola, and the favorable impact of an unrealized mark-to-market derivative at Sonel, which is a 55% owned subsidiary, partially offset by a reduced gross margin at Eletropaulo, in which we hold only a 16% economic interest;

•	the decrease in asset impairment losses related to Wind projects;

•	lower foreign currency losses in 2012 compared to 2011;

•	prior year other-than-temporary impairment losses related to two of our equity method investments in China and France;

•	prior year premium paid on early retirement of debt and losses on the disposal of assets in Chile; and

•	lower general and administrative expenses in 2012 compared to 2011.

Net cash provided by operating activities decreased $121 million, or 11%, to $1.0 billion in the three months ended September 30, 2012 compared with $1.1 billion in the three months ended September 30, 2011.

Operating cash flow of $1.0 billion for the three months ended September 30, 2012 resulted primarily from the net loss adjusted for non-cash items, principally depreciation and amortization, contingencies, deferred income taxes, gains and losses on sales and disposals and impairment charges, as well as a net favorable change of $206 million in operating assets and liabilities. Net income tax payables, increased $98 million primarily due to accruals for new current tax liabilities offset by payments of income taxes in the quarter. Accounts payable and other current liabilities increased $75 million primarily driven by accrued interest at the Parent Company and by higher energy, materials and services purchases, indirect taxes and accrued interest offset by lower regulatory short-term liabilities at Eletropaulo, as a result of refunds to consumers of prior period costs through the current tariff. Prepaid expenses and other current assets decreased $72 million primarily due to a decrease in prepaid property taxes at DPL and decreases in short-term regulatory assets for the recovery of prior tariff cycle energy purchases and regulatory charges at Eletropaulo. These favorable changes were partially offset by an $86 million increase in other assets mainly due to an increase in long-term regulatory assets, resulting from higher priced energy purchases, transmission costs and regulatory charges which are recoverable through future tariffs at Eletropaulo.

Net cash provided by operating activities was $1.1 billion during the three months ended September 30, 2011. Operating cash flow resulted primarily from net income adjusted for non-cash items, principally depreciation and amortization, deferred income taxes, gains and losses on sales and disposals and impairment charges as well as a net favorable change of $265 million in operating assets and liabilities. Accounts payable and other current liabilities increased $454 million primarily driven by an increase in short-term regulatory liabilities at Eletropaulo resulting from the tariff reset, higher accounts payable for energy purchased, materials and services rendered and increased accrued interest on debt as well as an increase in accrued interest on recourse debt at the Parent Company. This contribution to operating cash flow was offset by an increase of $124 million in other assets and an increase of $82 million in prepaid expenses and other current assets. The increase in other assets was mainly explained by an increase in long-term regulatory assets at Eletropaulo, resulting from higher priced energy purchases and regulatory charges compared with the ones recovered through the tariff. The increase in prepaid expenses and other current assets was primarily due to an increase in short term regulatory assets at Eletropaulo, as a result of higher subsidies and energy purchases to be recovered through future tariffs.

Nine months ended September 30, 2012:

Revenue increased $621 million, or 5%, to $13.5 billion in the nine months ended September 30, 2012 compared with $12.9 billion in the nine months ended September 30, 2011. Key drivers of the increase included:

•

The impact of the Company’s new businesses including DPL, acquired in November 2011, and Angamos, Maritza, and Changuinola, which commenced commercial operations in April, June and October of 2011, respectively;

•	higher volume at our generation businesses in Latin America and Asia; and

•	higher prices at our utility businesses in El Salvador and at Sul, in Brazil.

These increases were partially offset by:

•	the unfavorable impact of foreign currency of $1 billion;

•	lower prices due to the unfavorable 2011 tariff reset at Eletropaulo that was passed by the Brazilian energy regulator in July 2012; and

•	the unfavorable impact of the deconsolidation of Cartagena, in Spain, as a result of the sale of 80% of our ownership in February 2012.

Gross margin decreased $221 million, or 7%, to $2.8 billion in the nine months ended September 30, 2012 compared with $3.0 billion in the nine months ended September 30, 2011. Key drivers of the decrease included:

•	the unfavorable impact of foreign currency of $142 million; and

•	lower prices due to the unfavorable tariff reset at Eletropaulo, as discussed above.

These decreases were partially offset by:

•	the impact of new businesses, as discussed above.

Net loss attributable to The AES Corporation was $1.1 billion for the nine months ended September 30, 2012, which is a decrease of $1.4 billion compared to net income attributable to The AES Corporation of $267 million in the nine months ended September 30, 2011. The key driver of the decrease was the goodwill impairment at DPL as described in Note 15 — Goodwill Impairment included in Item 1. — Financial Statements of this Form 10-Q.

Excluding the goodwill impairment at DPL, the Company would have reported net income attributable to AES of $763 million, an improvement of $496 million compared to the nine months ended September 30, 2011. The key drivers of this increase were:

•

the favorable impact of gross margin earned by new businesses, mainly our wholly-owned subsidiaries: DPL, Maritza and Changuinola, and the favorable impact of an unrealized mark-to-market derivative at Sonel, which is a 55% owned subsidiary, partially offset by a reduced gross margin at Eletropaulo, in which we hold only a 16% economic interest;

•	the gain on the sale of 80% of our interest in Cartagena;

•	the gain on the sale of Red Oak and Ironwood;

•	the decrease in asset impairment losses related to Wind projects and at Kelanitissa;

•	prior year premiums paid on the early retirement of debt in Chile and IPL; and

•	a reduction in general and administrative expense. These increases were partially offset by:

•	higher foreign currency transaction losses in 2012 compared to 2011;

•	an increase in interest expense primarily due to debt at DPL which was acquired in November 2011 and additional debt at the Parent Company to fund the acquisition of DPL; and

•	an increase in income tax expense due to a higher effective tax rate (excluding the impact of the goodwill impairment at DPL) than the prior year.

Net cash provided by operating activities decreased $184 million, or 8%, to $2.1 billion in the nine months ended September 30, 2012 compared with $2.3 billion in the nine months ended September 30, 2011. Please refer to Consolidated Cash Flows — Operating Activities for further discussion.

Non-GAAP Measure

We define adjusted earnings per share (“Adjusted EPS”) as diluted earnings per share from continuing operations excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) significant gains or losses due to dispositions and acquisitions of business interests, (d) significant losses due to impairments, and (e) costs due to the early retirement of debt. The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. AES believes that Adjusted EPS better reflects the underlying business performance of the Company and is considered in the Company’s internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, losses due to impairments and strategic decisions to dispose or acquire business interests or retire debt, which affect results in a given period or periods. Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

Beginning with the quarter ended March 31, 2012, the Company refined its process for computing the tax effects of Adjusted EPS items for interim periods. Accordingly, the Company has also reflected the refined process in the comparative three and nine months ended September 30, 2011.

For the three months ended September 30, 2012 and 2011, the Company reported a loss from continuing operations of $2.10 per share and $0.09 per share, respectively. The Company reported a loss from continuing operations of $1.52 per share in the nine months ended September 30, 2012. The Company did not have a loss from continuing operations in the nine months ended September 30, 2011. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS (a non-GAAP measure), the Company has included the impact of dilutive common stock equivalents as the inclusion of the defined adjustments result in income for Adjusted EPS. The table below reconciles the weighted average shares used in GAAP diluted earnings per share to the weighted average shares used in calculating the non-GAAP measure of Adjusted EPS:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Loss	Shares	$ per Share	Loss	Shares	$ per Share
	(in millions except per share data)
Reconciliation of Denominator Used For Adjusted Earnings Per Share
GAAP DILUTED EARNINGS (LOSS)
Loss from continuing operations attributable to The AES Corporation common stockholders	$(1,569)	747	$(2.10)	$(68)	778	(0.09)
EFFECT OF DILUTIVE SECURITIES
Stock options	-	1	-	-	1	-
Restricted stock units	-	3	0.01	-	3	-

NON-GAAP DILUTED EARNINGS (LOSS)	$(1,569)	751	$(2.09)	$(68)	782	(0.09)

	Nine Months Ended September 30, 2012
	Loss	Shares	$ per Share
	(in millions except per share data)
Reconciliation of Denominator Used For Adjusted Earnings Per Share
GAAP DILUTED EARNINGS PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(1,155)	759	$(1.52)
EFFECT OF DILUTIVE SECURITIES
Stock options	-	1	-
Restricted stock units	-	3	0.01

NON-GAAP DILUTED EARNINGS (LOSS)	$(1,155)	763	$(1.51)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Reconciliation of Adjusted Earnings Per Share
Diluted earnings per share from continuing operations	$(2.09)		$(0.09)		$(1.51)		$0.46
Unrealized derivative losses(1)	-		0.01		0.07		-
Unrealized foreign currency transaction (gains)/losses(2)	(0.01)		0.08		(0.01)		0.03
Disposition/acquisition (gains)	(0.04	)(3)	-		(0.18	)(4)	-
Impairment losses	2.50	(5)	0.25	(6)	2.54	(7)	0.28	(8)
Debt retirement losses	-		0.03	(9)	-		0.04	(10)

Adjusted earnings per share	$0.36		$0.28		$0.91		$0.81

(1)

Unrealized derivative losses were net of income tax per share of $0.01 and $0.01 in the three months ended September 30, 2012 and 2011 respectively, and $0.04 and $0.01 in the nine months ended September 30, 2012 and 2011, respectively.

(2)

Unrealized foreign currency transaction (gains)/losses were net of income tax per share of $(0.01) and $0.03 in the three months ended September 30, 2012 and 2011, respectively, and of $(0.01) and $0.00 in the nine months ended September 30, 2012 and 2011, respectively.

(3)	Amount primarily relates to the gain from the sale of our interest in China of $24 million ($28 million, or $0.04 per share including an income tax credit of $4 million, or $0.00 per share).
(4)

Amount primarily relates to the gain from the sale of 80% of our interest in Cartagena for $178 million ($106 million or $0.14 per share, net of income tax of $0.09 per share) and China of $24 million ($28 million, or $0.04 per share including an income tax credit of $4 million, or $0.00 per share).

(5)

Amount primarily relates to the goodwill impairment at DPL of $1.85 billion ($1.85 billion, or $2.46 per share, net of income tax of $0.00 per share), asset impairments of Wind turbines and projects of $36 million ($26 million, or $0.03 per share, net of income tax of $0.01 per share) and at Kelanitissa of $5 million ($3 million or $0.00 per share, net of noncontrolling interest and of income tax of $0.00 per share).

(6)

Amount includes equity method investment impairment at Chigen, including Yangcheng, of $79 million ($78 million or $0.10 per share, net of income tax of $0.00 per share), asset impairments at Wind of $116 million ($86 million, or $0.11 per share, net of income tax of $0.04 per share), Kelanitissa of $4 million ($4 million or $0.01 per share, net of non-controlling interest), and Bohemia of $9 million ($11 million, and $0.01 per share including an income tax credit of $2 million or $0.00 per share), and goodwill impairment at Chigen of $17 million ($13 million or $0.02 per share, net of income tax of $0.01 per share).

(7)

Amount primarily relates to the goodwill impairment at DPL of $1.85 billion ($1.85 billion, or $2.42 per share, net of income tax of $0.00 per share). Amount also includes other-than-temporary impairment of equity method investments in China of $32 million ($26 million or $0.03 per share, net of income tax of $0.01 per share), and at InnoVent of $17 million ($12 million, or $0.02 per share, net of income tax of $0.01 per share), as well as asset impairments of Wind turbines and projects of $40 million ($28 million, or $0.04 per share, net of income tax of $0.02 per share), at Kelanitissa of $17 million ($11 million or $0.01 per share, net of non-controlling interest and income tax of $0.01 per share), and at St. Patrick of $11 million ($8 million, and $0.01 per share, net of income tax of $0.00 per share).

(8)

Amount includes equity method investment impairment at Chigen, including Yangcheng, of $79 million ($78 million or $0.10 per share, net of income tax of $0.00 per share), asset impairments at Wind of $116 million ($86 million, or $0.11 per share, net of income tax of $0.04 per share), Kelanitissa of $37 million ($34 million or $0.04 per share, net of non-controlling interest), and Bohemia of $9 million ($11 million, and $0.01 per share including an income tax credit of $2 million or $0.00 per share), and goodwill impairment at Chigen of $17 million ($13 million or $0.02 per share, net of income tax of $0.01 per share).

(9)	Amount includes loss on retirement of debt at Gener of $38 million ($20 million, or $0.03 per share, net of non-controlling interest and income tax per share of $0.01).
(10)

Amount includes loss on retirement of debt at IPL of $15 million ($11 million, or $0.01 per share, net of income tax per share of $0.01) and at Gener of $38 million ($20 million, or $0.03 per share, net of non-controlling interest and income tax per share of $0.01).

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2012	2011	change	change	2012	2011	change	change
	(in millions, except per share amounts)
Revenue:
Generation — Latin America	$1,304	$1,301	$3	-%	$3,871	$3,810	$61	2%
Generation — North America	359	334	25	7%	1,004	1,007	(3)	-%
Generation — Europe	245	397	(152)	-38%	928	1,125	(197)	-18%
Generation — Asia	191	172	19	11%	553	449	104	23%
Utilities — Latin America	1,667	1,898	(231)	-12%	4,847	5,682	(835)	-15%
Utilities — North America	796	321	475	148%	2,206	890	1,316	148%
Corporate and Other(1)	297	214	83	39%	937	788	149	19%
Intersegment Eliminations(2)	(272)	(330)	58	18%	(827)	(853)	26	3%

Total Revenue	4,587	4,307	280	7%	13,519	12,898	621	5%

Gross Margin:
Generation — Latin America	439	439	-	-%	1,265	1,307	(42)	-3%
Generation — North America	106	92	14	15%	272	258	14	5%
Generation — Europe	74	95	(21)	-22%	349	240	109	45%
Generation — Asia	61	38	23	61%	175	136	39	29%
Utilities — Latin America	91	309	(218)	-71%	175	821	(646)	-79%
Utilities — North America	173	71	102	144%	379	170	209	123%
Corporate and Other(3)	48	(29)	77	266%	135	51	84	165%
Intersegment Eliminations(4)	12	(5)	17	340%	24	12	12	100%
General and administrative expenses	(64)	(90)	26	29%	(225)	(282)	57	20%
Interest expense	(401)	(418)	17	4%	(1,202)	(1,137)	(65)	-6%
Interest income	89	102	(13)	-13%	263	293	(30)	-10%
Other expense	(15)	(76)	61	80%	(59)	(126)	67	53%
Other income	7	57	(50)	-88%	40	107	(67)	-63%
Gain on sale of investments	30	-	30	N/A	214	7	207	2957%
Goodwill impairment	(1,850)	(17)	(1,833)	NM	(1,850)	(17)	(1,833)	NM
Asset impairment expense	(43)	(130)	87	67%	(72)	(163)	91	56%
Foreign currency transaction losses	(8)	(90)	82	91%	(110)	(20)	(90)	-450%
Other non-operating expense	-	(82)	82	100%	(50)	(82)	32	39%
Income tax expense	(176)	(68)	(108)	-159%	(519)	(457)	(62)	-14%
Net equity in earnings of affiliates	24	5	19	380%	48	11	37	336%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,403)	203	(1,606)	NM	(748)	1,129	(1,877)	-166%
Income (loss) from discontinued businesses	1	(28)	29	104%	68	(44)	112	255%

NET INCOME (LOSS)	(1,402)	175	(1,577)	NM	(680)	1,085	(1,765)	-163%
Noncontrolling interests:
Income from continuing operations attributable to noncontrolling interests	(166)	(271)	105	39%	(407)	(769)	362	47%
Income from discontinued operations attributable to noncontrolling interests	-	(35)	35	100%	-	(49)	49	100%

NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(1,568)	$(131)	$(1,437)	NM	$(1,087)	$267	$(1,354)	NM

Earnings Per Share Data:
Basic earnings per share from continuing operations	$(2.10)	$(0.09)	$(2.01)	NM	$(1.52)	$0.46	$(1.98)	NM
Diluted earnings per share from continuing operations	$(2.10)	$(0.09)	$(2.01)	NM	$(1.52)	$0.46	$(1.98)	NM

NM — Not meaningful

(1)	Corporate and other includes revenue from the Company’s Europe Utilities, Africa Utilities, Africa Generation, Wind Generation operating segments and other renewable projects.
(2)	Represents intersegment eliminations of revenue primarily related to transfers of electricity from Tietê (Generation — Latin America) to Eletropaulo (Utilities — Latin America).

(3)	Corporate and other gross margin includes gross margin from the Company’s Europe Utilities, Africa Utilities, Africa Generation, Wind Generation operating segments and other renewable projects.
(4)	Intersegment eliminations represent eliminations of revenue and gross margin among segments.

Revenue and Gross Margin Analysis

Generation

Generation — Latin America

The following table summarizes revenue and gross margin for our Generation businesses in Latin America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($s in millions)			($s in millions)
Revenue	$1,304	$1,301	0%	$3,871	$3,810	2%
Gross Margin	$439	$439	0%	$1,265	$1,307	-3%

Excluding the unfavorable impact of foreign currency translation and remeasurement of $92 million, primarily in Brazil and Argentina, generation revenue for the three months ended September 30, 2012 increased $95 million, or 7%, compared to the three months ended September 30, 2011 primarily due to:

•	new business of $45 million at Angamos in Chile and at Changuinola in Panama, which commenced operations in 2011;

•	higher spot sales at higher prices of $44 million at Chivor in Colombia due to pressure on prices from El Nino lower water inflows in system;

•	higher prices of $27 million at Tietê in Brazil mainly driven by the annual adjustment to our contract sales prices and higher spot market prices;

•	higher contract levels at lower energy prices than the 2011 spot market of $20 million at Gener in Chile;

•	higher volume of $20 million in Argentina due to higher dispatch of thermal units;

•	the positive impact of $30 million in the Dominican Republic primarily as a result of higher international gas prices and volume of gas sales to third parties and ancillary services; and

•	the positive impact of $17 million due to the Esti plant being back on line since June 2012 in Panama.

These increases were partially offset by:

•	the adverse impact of $52 million on prices in Argentina as a result of higher generation using natural gas and a price adjustment agreement executed in 2011;

•	negative impact of $16 million in Argentina as a result of outages at San Nicolas;

•	lower volume and PPA price of $13 million in the Dominican Republic mainly driven by lower generation and lower power price indexation due to decrease in Nymex gas prices;

•	lower spot prices of $12 million in Panama; and

•	lower spot market sales of $11 million at Tietê in Brazil.

Excluding the unfavorable impact of foreign currency translation and remeasurement of $50 million, primarily in Brazil and Argentina, generation gross margin for the three months ended September 30, 2012 increased $50 million, or 11%, compared to the three months ended September 30, 2011 primarily due to:

•	new business of $54 million at Angamos and Changuinola as described above;

•	higher spot sales and spot prices of $27 million at Chivor as discussed above;

•	higher prices of $6 million at Tiete as discussed above; and

•	the positive impact of $5 million in the Dominican Republic of higher gas sales and ancillary services as discussed above.

These increases were partially offset by:

•	lower volume and PPA price of $25 million in the Dominican Republic as described above;

•	higher contract levels at lower energy prices than the 2011 spot market of $11 million at Gener; and

•	higher fixed and operating costs of $12 million across the region, primarily attributable to higher maintenance costs and employee costs.

Excluding the unfavorable impact of foreign currency translation and remeasurement of $204 million, primarily in Brazil and Argentina, generation revenue for the nine months ended September 30, 2012 increased $265 million, or 7%, compared to the nine months ended September 30, 2011 primarily due to:

•

higher volume and prices of $166 million at Tietê in Brazil mainly driven by higher demand by the off-taker and higher energy sold to the spot market administrator at higher prices due to lower water inflows in the system;

•	new business impact of $156 million at Angamos in Chile and at Changuinola in Panama, which commenced operations in 2011;

•	the positive impact of $97 million in the Dominican Republic as a result of higher international gas prices and volume of gas sales to third parties and ancillary services;

•	higher volume of $45 million in Argentina mainly as a result of higher thermal generation;

•	higher spot and contract prices of $31 million at Chivor in Colombia; and

•	the positive impact of $26 million due to the Esti plant being back on line since June 2012 in Panama.

These increases were partially offset by:

•	the adverse impact of $118 million on prices in Argentina as a result of higher generation using natural gas and a price adjustment agreement executed in 2011;

•	negative impact of $59 million at Gener mainly due to lower plant availability, lower exports from Termoandes in Argentina to Chile and lower power prices, as discussed above;

•	lower volume and PPA price of $40 million in the Dominican Republic mainly driven by lower price indexation due to decrease in NYMEX gas prices; and

•	negative impact of $42 million in Argentina as a result of outages at San Nicolas and Parana plants.

Excluding the unfavorable impact of foreign currency translation and remeasurement of $110 million, generation gross margin for the nine months ended September 30, 2012 increased $68 million, or 5%, compared to the nine months ended September 30, 2011 primarily due to:

•	higher volume and prices of $142 million at Tietê as discussed above;

•	new business of $112 million at Angamos and Changuinola as described above;

•	higher contract prices of $25 million in the Dominican Republic, primarily related to PPAs indexed to coal prices;

•	the positive impact of $20 million in the Dominican Republic of higher gas sales and ancillary services as discussed above;

•	higher spot and contract prices of $23 million at Chivor in Colombia;

•	higher volume of $14 million in Argentina as described above; and

•	lower fixed costs of $14 million in Colombia as a result of non-recurring equity tax expense incurred in 2011.

These increases were partially offset by:

•	negative impact of $146 million due to lower plant availability, lower exports from Termoandes in Argentina to Chile and lower power prices at Gener as discussed above;

•	lower volume and PPA prices of $45 million in the Dominican Republic as described above;

•	lower price of $27 million in Argentina as a result of a price adjustment agreement executed in 2011; and

•

higher fixed and operating costs of $40 million across the region, primarily attributable to higher maintenance costs and employee costs. We expect that this trend may continue through the remainder of 2012.

Generation — North America

The following table summarizes revenue and gross margin for our Generation businesses in North America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($s in millions)			($s in millions)
Revenue	$359	$334	7%	$1,004	$1,007	0%
Gross Margin	$106	$92	15%	$272	$258	5%

Excluding the unfavorable impact of foreign currency translation of $5 million in Mexico, generation revenue for the three months ended September 30, 2012 increased $30 million, or 9%, compared to the three months ended September 30, 2011 primarily due to:

•	$15 million higher revenue at Southland in California, primarily due to the short-term restart of two generating units at the Huntington Beach plant which are contracted through October 2012;

•	$6 million at Deepwater primarily due to the sale of NOx allowances; and

•	higher volume across the segment.

Excluding the unfavorable impact of foreign currency translation of $2 million in Mexico, generation gross margin for the three months ended September 30, 2012 increased $16 million, or 17%, compared to the three months ended September 30, 2011 primarily due to:

•	$8 million higher margin at Southland, primarily due to the short-term restart of two generating units at the Huntington Beach plant;

•	increase of $8 million at TEG/TEP primarily due to a non-recurring management fee adjustment in 2011; and

•	higher volume at across the segment.

For the three months ended September 30, 2012, revenue increased 7%, while gross margin increased by 15%. This was primarily due to the short-term restart of two generating units at Huntington Beach, which positively impacted gross margin.

Excluding the unfavorable impact of foreign currency translation of $21 million in Mexico, generation revenue for the nine months ended September 30, 2012 increased $18 million, or 2%, compared to the nine months ended September 30, 2011 primarily due to:

•	increase at TEG/TEP of $18 million, primarily due to higher availability bonuses and higher rates;

•	$14 million higher revenue at Southland, primarily due to the short-term restart of two generating units at the Huntington Beach plant;

•	$8 million at Merida, primarily due to higher volumes and fewer outage days; and

•	$5 million in Hawaii due to higher volumes and higher rates.

These increases were partially offset by:

•	lower pass-through rates of $30 million at Merida due to lower fuel costs; and

•	$6 million in Puerto Rico, primarily due to lower availability resulting from higher forced outages, partially offset by higher rates.

Excluding the unfavorable impact of foreign currency translation of $3 million in Mexico, generation gross margin for the nine months ended September 30, 2012 increased $17 million, or 7%, compared to the nine months ended September 30, 2011 primarily due to:

•	$15 million higher margins at Southland, primarily due to the short-term restart of two generating units at the Huntington Beach plant, lower depreciation and decrease in management fees;

•	$14 million at TEG/TEP, primarily due to higher availability bonuses and one-time management fee adjustments in 2011;

•	$8 million in Hawaii, primarily due to higher volumes, higher rates and a one-time fuel supplier settlement adjustment; and

•	$8 million at Merida, primarily due to higher volumes and lower fixed costs as a result of fewer outage days.

This increase was partially offset by:

•	$12 million in Puerto Rico primarily due to lower availability and higher fixed costs as a result of higher forced outages.

For the nine months ended September 30, 2012, revenue was flat, while gross margin increased by 5%. This was primarily due to a one-time management fee adjustment that had no impact on revenue at TEG/TEP and the foreign currency translation in Mexico which had a more unfavorable impact on revenue than gross margin.

Generation — Europe

The following table summarizes revenue and gross margin for our Generation businesses in Europe for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($s in millions)			($s in millions)
Revenue	$245	$397	-38%	$928	$1,125	-18%
Gross Margin	$74	$95	-22%	$349	$240	45%

Excluding the unfavorable impact of foreign currency translation of $11 million, generation revenue for the three months ended September 30, 2012 decreased $141 million, or 36%, compared to the three months ended September 30, 2011 primarily due to:

•	$63 million lower capacity and energy revenues as a result of the sale of 80% of our ownership in Cartagena in February 2012;

•	lower revenue of $54 million in Hungary driven by the decision to cease operations at the plant as of March 31, 2012;

•	$37 million lower revenue at Maritza, in Bulgaria, due to lower pass-through of CO2 allowance costs; and

•	$26 million lower revenue at Ballylumford, in Northern Ireland, primarily due to lower capacity prices in the PPA and lower pass through costs included in revenue as a result of lower dispatch.

These decreases were partially offset by:

•	$24 million higher revenue from improved availability and increased capacity at Maritza, in Bulgaria; and

•	$12 million higher revenue from Kilroot, in Northern Ireland, primarily due to increased dispatch of the plant.

Excluding the unfavorable impact of foreign currency translation of $6 million, generation gross margin for the three months ended September 30, 2012 decreased $15 million, or 16%, compared to the three months ended September 30, 2011 primarily due to:

•	$20 million lower gross margin from Cartagena as result of the sale of 80% of our ownership in February 2012;

•	$11 million lower gross margin at Ballylumford, primarily driven by lower dispatch and lower capacity prices in the PPA; and

•	$6 million lower gross margin at our businesses in Kazakhstan, primarily driven by bad debt collection in 2011.

These decreases were partially offset by:

•	$11 million higher gross margin from Maritza, due to increased capacity of the power plant; and

•	higher gross margin of $5 million from Kilroot driven by higher dispatch of the units in the market.

For the three months ended September 30, 2012, revenue decreased 38%, while gross margin decreased 22% primarily due to lower pass-through of CO2 allowance costs at Maritza and the cessation of operations in Hungary on March 31, 2012, both of which had a greater impact on revenue than gross margin.

Excluding the unfavorable impact of foreign currency translation of $42 million, generation revenue for the nine months ended September 30, 2012 decreased $155 million, or 14%, compared to the nine months ended September 30, 2011 primarily due to:

•	$175 million lower revenue as a result of the sale of 80% of our ownership of Cartagena in February 2012;

•	lower revenue of $133 million in Hungary due to a decrease in volume and prices for ancillary services which have caused management to cease operations at the plant as of March 31 2012;

•

$106 million lower revenue at Ballylumford in Northern Ireland, attributable to higher forced and planned outages, lower capacity prices in the PPA and lower pass through costs included in revenue as a result of lower dispatch; and

•	$25 million lower revenue as a result of the sale of Bohemia, in the Czech Republic, in September 2011.

These decreases were partially offset by:

•	new business contribution of $165 million from Maritza, in Bulgaria, which commenced commercial operations in June 2011;

•	$95 million from Cartagena due to a non-recurring favorable arbitration settlement in the first quarter; and

•	$38 million higher revenue from Kilroot, in Northern Ireland, primarily due to increased dispatch of the units partially offset by lower CO2 pass through prices.

Excluding the unfavorable impact of foreign currency translation of $19 million, generation gross margin for the nine months ended September 30, 2012 increased $128 million, or 53%, compared to the nine months ended September 30, 2011 primarily due to:

•	new business gross margin of $108 million from Maritza, in Bulgaria;

•	$95 million from Cartagena due to a non-recurring favorable arbitration settlement in the first quarter; and

•	$23 million higher gross margin from Kilroot as discussed above as well as lower fixed costs.

These increases were partially offset by:

•	lower gross margin of $45 million at Ballylumford in Northern Ireland, attributable to lower dispatch, higher forced and planned outages as well as lower capacity prices in the PPA;

•	lower gross margin of $38 million from Cartagena as a result of the sale of 80% of our ownership in February 2012;

•	$18 million lower gross margin in Hungary as discussed above; and

•	$9 million lower gross margin at our businesses in Kazakhstan, primarily driven by bad debt collection in 2011.

For the nine months ended September 30, 2012, revenue decreased 18%, while gross margin increased by 45% primarily due to the cessation of operations in Hungary and sale of 80% of our ownership in Cartagena, which had a greater impact on revenue than gross margin.

Generation — Asia

The following table summarizes revenue and gross margin for our Generation businesses in Asia for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($s in millions)			($s in millions)
Revenue	$191	$172	11%	$553	$449	23%
Gross Margin	$61	$38	61%	$175	$136	29%

Excluding the unfavorable impact of foreign currency translation of $7 million, generation revenue for the three months ended September 30, 2012 increased $26 million, or 15%, compared to the three months ended September 30, 2011 primarily due to:

•	$11 million at Kelanitissa, in Sri Lanka, primarily due to higher pass-through fuel costs and higher volume;

•	an increase of $8 million at Masinloc, in the Philippines, due to the favorable impact of a mark-to-market adjustment on inflation-related embedded derivatives; and

•	higher sales of $7 million at Masinloc.

Excluding the favorable impact of foreign currency translation of $1 million, generation gross margin for the three months ended September 30, 2012 increased $22 million, or 58%, compared to the three months ended September 30, 2011 primarily due to:

•	$10 million at Masinloc largely attributable to higher sales as explained above; and

•	$8 million at Masinloc due to the favorable impact of a mark-to-market adjustment on inflation-related embedded derivatives.

For the three months ended September 30, 2012, revenue increased 11%, while gross margin increased by 61%. This was primarily due to higher spot market margin and lower coal prices at Masinloc in the Philippines and a gain on mark-to-market commodity derivative that had a positive impact on revenues and a corresponding impact on gross margin.

Excluding the unfavorable impact of foreign currency translation of $14 million, generation revenue for the nine months ended September 30, 2012 increased $118 million, or 26%, compared to the nine months ended September 30, 2011 primarily due to:

•	$64 million at Kelanitissa, primarily attributable to higher offtaker demand as a result of lower hydrology and higher fuel pass through revenue in 2012;

•	$39 million at Masinloc, primarily as a result of higher market demand partially offset by lower rates; and

•	$14 million at Masinloc due to the favorable impact of a mark-to-market adjustment on inflation-related embedded derivatives.

Excluding the favorable impact of foreign currency translation of $2 million, generation gross margin for the nine months ended September 30, 2012 increased $37 million, or 27%, compared to the nine months ended September 30, 2011 primarily due to:

•	$30 million largely attributable to higher market demand at Masinloc partially offset by lower rates; and

•	$14 million at Masinloc due to the favorable impact of a mark-to-market adjustment on inflation-related embedded derivatives.

This increase was partially offset by:

•	higher fixed costs of $8 million related to commitment fees on undrawn construction loans at Mong Duong in Vietnam.

For the nine months ended September 30, 2012, revenue increased 23%, while gross margin increased by 29%. This was primarily due to higher spot market margin at Masinloc in the Philippines and a gain on mark-to-market commodity derivative that had a positive impact on revenues and a corresponding impact on gross margin.

Utilities

Utilities — Latin America

The following table summarizes revenue and gross margin for our Utilities businesses in Latin America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($s in millions)			($s in millions)
Revenue	$1,667	$1,898	-12%	$4,847	$5,682	-15%
Gross Margin	$91	$309	-71%	$175	$821	-79%

Excluding the unfavorable impact of foreign currency translation of $354 million, utilities revenue for the three months ended September 30, 2012 increased $123 million, or 6%, compared to the three months ended September 30, 2011 primarily due to:

•

net higher tariffs of $90 million at Eletropaulo, in Brazil, primarily related to the favorable impact of $205 million increase in the annual tariff adjustment to cover energy and transmission pass through costs, partially offset by the net unfavorable impact of $55 million in lower tariffs as a result of the 2011 tariff reset passed by the Brazilian energy regulator in July 2012 compared to the tariff reset estimate recognized in 2011. In addition, revenue was unfavorably impacted by lower transmission revenues of $18 million, a $27 million reduction in reactive energy and excess energy demand revenues that are now recognized as special obligations as a result of a change in the regulation and other revenue adjustments of $15 million; and

•

higher tariffs of $36 million at Sul, in Brazil, due to the annual adjustment in April 2012 that increased the tariff by 12% to cover energy and transmission costs, regulatory charges, taxes and operations and maintenance.

Excluding the unfavorable impact of foreign currency translation of $20 million in Brazil, utilities gross margin for the three months ended September 30, 2012 decreased $198 million, or 64%, compared to the three months ended September 30, 2011 primarily due to:

•

lower tariffs of $116 million at Eletropaulo, primarily related to the lower tariff of $55 million starting in July 2012 compared to the tariff reset estimate recognized in 2011 and lower transmission revenue, a reduction in reactive energy and excess demand and other adjustments described above; and

•	higher fixed costs of $96 million primarily due to higher employee costs resulting from a collective wage agreement, higher pension, bad debt expense and contingencies at Eletropaulo.

These decreases were partially offset by:

•	higher tariffs of $25 million at Sul due to the annual adjustment mentioned above, net of pass through to recover energy and transmission costs.

For the three months ended September 30, 2012, revenue decreased 12%, while gross margin decreased 71%. The difference is primarily due to higher fixed costs at Eletropaulo and pass-through revenue at Sul and the impact of the 2012 annual tariff adjustment at Eletropaulo which had no corresponding impact on gross margin.

Excluding the unfavorable impact of foreign currency translation of $716 million in Brazil, utilities revenue for the nine months ended September 30, 2012 decreased $119 million, or 2%, compared to the nine months ended September 30, 2011 primarily due to:

•

lower tariffs of $336 million at Eletropaulo primarily related to the impact of the July 2011 tariff reset passed by the Brazilian energy regulator in July 2012 of $446 million recognized in the first half of 2012, $55 million of lower tariffs starting in July 2012 compared to the tariff reset estimate recognized in 2011 and a $71 million of reduction in reactive energy and excess energy demand revenues that are now recognized as special obligations as a result of a change in the regulation, partially offset by a $242 million increase in the tariff to cover energy and transmission pass-through costs.

This decrease was partially offset by:

•	higher volume of $63 million due to increased market demand in Brazil and El Salvador;

•

higher tariffs of $80 million at Sul due to the April 2012 annual adjustment that increased the tariff by 12% to cover energy and transmission costs, regulatory charges, taxes and operations and maintenance; and

•	higher pass-through tariffs of $71 million in El Salvador primarily due to increased energy prices driven by higher fuel prices and drier weather.

Excluding the unfavorable impact of foreign currency translation of $8 million in Brazil, utilities gross margin for the nine months ended September 30, 2012 decreased $638 million, or 78%, compared to the nine months ended September 30, 2011 primarily due to:

•

lower tariffs of $565 million at Eletropaulo, primarily related to the 2011 tariff reset estimate recognized in the first half of 2012, lower tariffs starting in July 2012 and the reduction in reactive energy and excess demand as described above; and

•	higher fixed costs of $130 million at Eletropaulo primarily due to higher employee costs resulting from a collective wage agreement, higher pension, bad debt expense and contingencies.

These decreases were partially offset by:

•	higher tariffs of $31 million at Sul due to the annual adjustment described above; and

•	higher volume of $18 million due to increased market demand in Brazil and El Salvador, partially offset by higher spot market purchases at Sul.

For the nine months ended September 30, 2012, revenue decreased 15%, while gross margin decreased by 79%. This was primarily due to higher fixed costs at Eletropaulo and pass-through revenue at Eletropaulo, Sul and El Salvador, which helped offset the revenue decline, but had no corresponding benefit on gross margin.

Utilities — North America

The following table summarizes revenue and gross margin for our Utilities businesses in North America for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($s in millions)			($s in millions)
Revenue	$796	$321	148%	$2,206	$890	148%
Gross Margin	$173	$71	144%	$379	$170	123%

Utilities revenue for the three months ended September 30, 2012 increased $475 million, or 148%, compared to the three months ended September 30, 2011 primarily due to:

•	an increase of $472 million from the operations of DPL, in Ohio, which was acquired in November 2011; and

•	higher prices of $11 million at IPL, in Indiana, primarily due to higher fuel adjustment charges and other pass-through charges.

These increases were partially offset by:

•

lower volume of $8 million at IPL, primarily due to milder summer weather in 2012 and because IPL’s generating units were priced out of the market more often in 2012, reducing wholesale sales opportunities.

Utilities gross margin for the three months ended September 30, 2012 increased $102 million, or 144%, compared to the three months ended September 30, 2011 primarily due to:

•	an increase of $100 million from the operations of DPL, which was acquired in November 2011; and

•	lower repairs and maintenance costs at IPL of $10 million, primarily due to reduced generating unit outages.

These increases were partially offset by:

•	higher depreciation of $3 million at IPL, primarily due to a large clean coal technology project, which was placed in service in the fourth quarter of 2011.

Utilities revenue for the nine months ended September 30, 2012 increased $1.3 billion, or 148%, compared to the nine months ended September 30, 2011 primarily due to:

•	an increase of $1.3 billion from the operations of DPL, which was acquired in November 2011; and

•	higher prices of $59 million at IPL, primarily due to higher fuel adjustment charges and other pass-through charges.

These increases were partially offset by:

•

lower volume of $31 million at IPL, primarily due to warmer winter weather in 2012 and because IPL’s generating units were priced out of market more often in 2012, reducing wholesale sales opportunities.

Utilities gross margin for the nine months ended September 30, 2012 increased $209 million, or 123%, compared to the nine months ended September 30, 2011 primarily due to:

•	an increase of $204 million from the operations of DPL, which was acquired in November 2011; and

•	lower repairs and maintenance costs at IPL of $21 million, primarily due to reduced generating unit outages.

These increases were partially offset by:

•	lower wholesale margin of $9 million at IPL, primarily due to lower wholesale sales resulting from IPL’s generating units being priced out of market more often in 2012; and

•	higher depreciation expense of $8 million at IPL, primarily from a large clean coal technology project, which was placed in service in the fourth quarter of 2011.

For the nine months ended September 30, 2012, revenue increased 148%, while gross margin increased by 123% primarily due to the unfavorable impact on gross margin from the amortization of intangible assets of $84 million related to the DPL acquisition, and the positive impact on revenue of higher pass-through charges at IPL which had no corresponding impact on gross margin. These factors were partially offset by a $21 million decrease in maintenance costs at IPL, which improved margin but had no impact on revenue.

Corporate and Other

Corporate and Other includes the net operating results from our generation and utility businesses in Africa, utility businesses in Europe, Wind Generation and other renewables projects. The following table excludes intersegment activity and summarizes revenue and gross margin for Corporate and Other entities for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($s in millions)			($s in millions)
Revenue
Europe Utilities	$109	$93	17%	$348	$293	19%
Africa Utilities	120	61	97%	342	271	26%
Africa Generation	22	23	-4%	69	67	3%
Wind Generation	49	42	17%	189	172	10%
Corp/Other	5	4	25%	13	9	44%
Eliminations	(8)	(9)	11%	(24)	(24)	-

Total Corporate and Other	$297	$214	39%	$937	$788	19%

Gross Margin
Europe Utilities	$6	$5	20%	$18	$15	20%
Africa Utilities	29	(49)	159%	24	(47)	151%
Africa Generation	10	11	-9%	42	36	17%
Wind Generation	4	1	300%	55	49	12%
Corp/Other	(2)	2	-200%	(7)	(5)	-40%
Eliminations	1	1	-	3	3	-

Total Corporate and Other	$48	$(29)	266%	$135	$51	165%

Excluding the unfavorable impact of foreign currency translation of $18 million, revenue for the three months ended September 30, 2012 increased $101 million, or 47%, compared to the three months ended September 30, 2011, primarily due to an increase of $74 million at Sonel in Cameroon, primarily due to the unfavorable impact of a mark-to-market derivative adjustment in 2011 of $51 million.

Excluding the unfavorable impact of foreign currency translation of $4 million, gross margin for the three months ended September 30, 2012 increased $81 million, or 279%, compared to the three months ended September 30, 2011, primarily due to an increase of $82 million at Sonel in Cameroon, primarily due to the unfavorable impact of a mark-to-market derivative adjustment in 2011 of $51 million.

Excluding the unfavorable impact of foreign currency translation of $40 million, revenue for the nine months ended September 30, 2012 increased $189 million, or 24%, compared to the nine months ended September 30, 2011, primarily due to an increase of $102 million at Sonel in Cameroon, primarily due to the unfavorable impact of a mark-to-market derivative adjustment in 2011 of $62 million and higher volume and rates at our utility businesses in the Ukraine of $59 million.

Excluding the unfavorable impact of foreign currency translation of $5 million, gross margin for the nine months ended September 30, 2012 increased $89 million, or 175%, compared to the nine months ended September 30, 2011, primarily due an increase of $74 million at Sonel in Cameroon, primarily due to the unfavorable impact of a mark-to-market derivative adjustment in 2011 of $62 million.

General and Administrative Expense

General and administrative expense decreased $26 million, or 29%, to $64 million for the three months ended September 30, 2012 primarily related to 2011 restructuring costs and reduction of business development costs.

General and administrative expense decreased $57 million, or 20%, to $225 million for the nine months ended September 30, 2012. The decrease was primarily due to reduction in business development and information systems administration costs.

Interest Expense

Interest expense decreased $17 million, or 4%, to $401 million for the three months ended September 30, 2012. The decrease was primarily due to a reduction in short-term interest rates in Brazil, a reduction in debt principal and favorable foreign currency translation in Brazil, as well as the absence of interest expense for Cartagena due to the sale of 80% of our interest in the first quarter of 2012. The decrease was partially offset by interest on debt at DPL acquired in November 2011, as well as higher interest expense at the Parent Company due to the de-designation of an interest rate hedge as described in Note 5 — Derivative Instruments and Hedging Activities included in Item 1. — Financial Statements of this Form 10-Q.

Interest expense increased $65 million, or 6%, to $1.2 billion for the nine months ended September 30, 2012. The increase was primarily due to debt at DPL acquired in November 2011, additional indebtedness at the Parent Company to finance the acquisition of DPL, and less interest capitalization due to the commencement of operations at Changuinola in November 2011, Maritza in June 2011, and various wind projects. The increase was partially offset by a reduction in the short-term interest rate in Brazil, a reduction in debt principal and favorable foreign currency translation in Brazil, and the absence of interest expense for Cartagena due to the sale of 80% of our interest in the first quarter of 2012.

Interest Income

Interest income decreased $13 million, or 13%, to $89 million for the three months ended September 30, 2012. The decrease was primarily due to unfavorable foreign currency translation, a reduction in the short-term interest rates in Brazil and a decrease in interest bearing assets in Brazil.

Interest income decreased $30 million, or 10%, to $263 million for the nine months ended September 30, 2012. The decrease was primarily due to unfavorable foreign currency translation and a reduction in the short-term interest rates in Brazil, partially offset by an increase in interest bearing assets in Brazil.

Other Income (Expense)

See discussion of the components of other income and expense in Note 13 — Other Income (Expense) included in Item 1. — Financial Statements of this Form 10-Q for further information.

Goodwill impairment

Goodwill impairment expense was $1.85 billion for the three and nine months ended September 30, 2012. Goodwill impairment expense was $17 million for the three and nine months ended September 30, 2011.

See Note 15 — Goodwill Impairment included in Item 1. — Financial Statements of this Form 10-Q for further information.

Asset Impairment Expense

Asset impairment expense was $43 million and $72 million for the three and nine months ended September 30, 2012, respectively. Asset impairment expense was $130 million and $163 million for the three and nine months ended September 30, 2011, respectively.

See Note 14 — Asset Impairment Expense included in Item 1. — Financial Statements of this Form 10-Q for further information.

Gain on Sale of Investments

Gain on sale of investments for the three months ended September 30, 2012 was $30 million, of which $24 million related to the sale of our coal-fired and wind generation facilities in China. See Note 17 — Acquisitions and Dispositions for further information on the sale of our investments in China. There was no gain on sale of investments for the three months ended September 30, 2011.

Gain on sale of investments for the nine months ended September 30, 2012 was $214 million, which includes $178 million related to the sale of 80% of our interest in Cartagena as well as the sale of our investments in China as mentioned above. See Note 18 — Acquisitions and Dispositions included in Item 1. — Financial Statements of this Form 10-Q for further information on our gain at Cartagena. Gain on sale of investments for the nine months ended September 30, 2011 was $7 million, primarily related to our sale of Wuhu, an equity investment in China that was accounted for under the equity method of accounting.

Foreign Currency Transaction Gains (Losses)

Foreign currency transaction gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
AES Corporation	$13	$(38)	$(3)	$10
Chile	6	(23)	9	(24)
Philippines	(25)	-	(91)	8
Brazil	(5)	(15)	(11)	(11)
Argentina	6	(2)	(6)	11
Colombia	-	3	(4)	(1)
Other	(3)	(15)	(4)	(13)

Total(1)	$(8)	$(90)	$(110)	$(20)

(1)

Includes $21 million in losses and $16 million in gains on foreign currency derivative contracts for the three months ended September 30, 2012 and 2011, respectively, and $101 million in losses and $35 million in gains on foreign currency derivative contracts for the nine months ended September 30, 2012 and 2011, respectively.

The Company recognized net foreign currency transaction losses of $8 million for the three months ended September 30, 2012 as discussed below:

•

Losses of $25 million in the Philippines were primarily due to unrealized foreign exchange losses on embedded derivatives, which was a result of the forecasted strengthening of the Philippine Peso versus the U.S. Dollar in future periods.

•	Losses of $5 million in Brazil were primarily due to the devaluation of the Brazilian Real of 0.5%, mainly related to commercial liabilities denominated in the U.S. Dollar.

•

Gains of $13 million at The AES Corporation were primarily due to increases in the valuation of intercompany notes receivable denominated in foreign currency, resulting from the strengthening of the Euro and British Pound during the quarter, partially offset by losses related to foreign currency option purchases.

•

Gains of $6 million in Chile were primarily due to a 6% appreciation of the Chilean Peso, resulting in gains at Gener (a U.S. Dollar functional currency subsidiary) associated with net working capital denominated in the Chilean Peso, primarily cash, accounts receivables and value added tax (“VAT”) receivables. The gain was partially offset by losses on foreign currency derivatives.

•

Gains of $6 million in Argentina were primarily related to a gain on a foreign currency embedded derivative related to government receivables, partially offset by the losses due to the devaluation of the Argentine Peso by 4%, resulting in losses at Alicura (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt, and losses at Termoandes (a U.S. Dollar functional currency subsidiary) mainly associated with cash and account receivable balances in local currency.

The Company recognized foreign currency transaction losses of $90 million for the three months ended September 30, 2011 as discussed below:

•

Losses of $38 million at The AES Corporation were primarily due to a decrease in the valuation of notes and trade receivables, primarily resulting from the weakening of the Euro and British Pound during the quarter.

•

Losses of $23 million in Chile were primarily due to an 11% devaluation of the Chilean Peso, resulting in losses at Gener (a U.S. Dollar functional currency subsidiary) associated with net working capital denominated in Chilean Peso, primarily cash, accounts receivable and tax receivables as well as a $2 million loss on foreign currency derivatives.

•

Losses of $15 million in Brazil were primarily due to a 19% devaluation of the Brazilian Real, resulting in losses associated with commercial liabilities denominated in the U.S. Dollar at the Company’s subsidiaries in Brazil.

The Company recognized foreign currency transaction losses of $110 million for the nine months ended September 30, 2012 as discussed below:

•

Losses of $91 million in the Philippines were primarily due to unrealized foreign exchange losses on embedded derivatives, which was a result of the forecasted strengthening of the Philippine Peso versus the U.S. Dollar in future periods.

•	Losses of $11 million in Brazil were primarily due to devaluation of the Brazilian Real of 8.3%, mainly related to commercial liabilities denominated in the U.S. Dollar.

•

Losses of $6 million in Argentina were primarily related to losses due to the devaluation of the Argentine Peso by 9%, resulting in losses at Alicura (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt and losses at Termoandes (a U.S. Dollar functional currency subsidiary) mainly associated with cash and accounts receivable balances in local currency. These losses were partially offset by a gain on a foreign currency embedded derivative related to government receivables.

•

Gains of $9 million in Chile were primarily related to a 9% appreciation of the Chilean Peso, resulting in gains at Gener (a U.S. Dollar functional currency subsidiary) associated with net working capital denominated in the Chilean Peso, primarily cash, accounts receivables and VAT receivables. The gain was partially offset by losses on foreign currency derivatives.

The Company recognized foreign currency transaction losses of $20 million for the nine months ended September 30, 2011 as discussed below:

•

Losses of $24 million in Chile were primarily due to an 11% devaluation of the Chilean Peso, resulting in losses at Gener associated with net working capital denominated in the Chilean Peso, primarily cash, accounts receivable and tax receivables as well as an $8 million loss on foreign currency derivatives.

•

Losses of $11 million in Brazil were primarily due to an 11% devaluation of the Brazilian Real, resulting in losses associated with the commercial liabilities denominated in the U.S. Dollar at the Company’s subsidiaries in Brazil.

•

Gains of $11 million in Argentina were primarily due to a gain on a foreign currency embedded derivative related to Government receivables, partially offset by losses due to the devaluation of the Argentine Peso by 6%, resulting in losses at Alicura (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt.

Other Non-Operating Expense

See Note 16 — Other Non-operating Expense included in Item 1. — Financial Statements of this Form 10-Q for a description of other non-operating expense for the three and nine months ended September 30, 2012 and 2011.

Income Tax Expense

Income tax expense increased $108 million, or 159%, to $176 million for the three months ended September 30, 2012 compared to $68 million for the three months ended September 30, 2011. The Company’s effective tax rates were (14)% and 26% for the three months ended September 30, 2012 and 2011, respectively.

The net increase in the effective tax rate for the three months ended September 30, 2012 compared to the same period in 2011 was principally due to a nondeductible impairment of goodwill at one of our U.S. subsidiaries. See Note 15 — Goodwill Impairment included in Item 1. — Financial Statements of this Form 10-Q for additional information regarding the current period impairments.

Income tax expense increased $62 million, or 14%, to $519 million for the nine months ended September 30, 2012 compared to $457 million for the nine months ended September 30, 2011. The Company’s effective tax rates were (187)% and 29% for the nine months ended September 30, 2012 and 2011, respectively.

The net increase in the effective tax rate for the nine months ended September 30, 2012 compared to the same period in 2011 was principally due to a nondeductible impairment of goodwill at one of our U.S. Subsidiaries, and in part to the partial sale of our interest in AES Cartagena. See Note 15 — Goodwill Impairment for additional information regarding goodwill impairment. See Note 18 — Acquisitions and Dispositions regarding the sale of AES Cartagena included in Item 1. — Financial Statements of this Form 10-Q for further information.

Net Equity in Earnings of Affiliates

Net equity in earnings of affiliates increased $19 million, or 380%, to $24 million for the three months ended September 30, 2012. The increase was primarily due to increased tariff pricing, lower coal prices, and lower depreciation at Yangcheng in China as well as higher net income due to higher energy sales at Guacolda in Chile.

Net equity in earnings of affiliates increased $37 million, or 336%, to $48 million for the nine months ended September 30, 2012. The increase was primarily due to increased tariff pricing, lower coal prices, and lower depreciation at Yangcheng in China in 2012; and $15 million represents our share of impairment charges at AES Solar in 2011, which did not recur in 2012. These were partially offset by lower net income caused by higher electricity purchase costs at Guacolda.

Income from Continuing Operations Attributable to Noncontrolling Interests

Income from continuing operations attributable to noncontrolling interests decreased $105 million, or 39%, to $166 million for the three months ended September 30, 2012. The decrease was primarily due to decreased gross margin at Eletropaulo as a result of the tariff reset and increased fixed costs. This was partially offset by the favorable impact of an unrealized mark-to-market derivative adjustment at Sonel.

Income from continuing operations attributable to noncontrolling interests decreased $362 million, or 47%, to $407 million for the nine months ended September 30, 2012. The decrease was primarily due to decreased gross margin at Eletropaulo as a result of the tariff reset and increased fixed costs. This was partially offset by the favorable impact of an unrealized mark-to-market derivative adjustment at Sonel and lower interest expense at Brasiliana.

Discontinued Operations

Total income (loss) of discontinued operations was $1 million and $(28) million for the three months ended September 30, 2012 and 2011, respectively. Total income (loss) of discontinued operations was $68 million and $(44) million for the nine months ended September 30, 2012 and 2011, respectively. See Note 17 — Discontinued Operations and Held for Sale Businesses included in Item 1. — Financial Statements of this Form 10-Q for further information.

Capital Resources and Liquidity

Overview

As of September 30, 2012, the Company had unrestricted cash and cash equivalents of $1.9 billion, of which approximately $444 million was held at the Parent Company and qualified holding companies, and approximately $873 million was held in short term investments primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $1.3 billion. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.4 billion and $6.2 billion, respectively. Of the approximately $2.3 billion of our current non-recourse debt, $947 million was presented as such because it is due in the next twelve months and $1.4 billion relates to debt considered in default due to covenant violations. We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates or through opportunistic refinancing activity or some combination thereof. Approximately $11 million of our recourse debt matures within the next twelve months, which we expect to repay using cash on hand at the Parent Company or through net cash provided by operating activities. See further discussion of Parent Company Liquidity below.

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

Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material un-hedged exposure to variable interest rate debt relates to indebtedness under its senior secured credit facility. On a consolidated basis, of the Company’s $15.5 billion of total non-recourse debt outstanding as of September 30, 2012, approximately $4.2 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.

In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2012, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $550 million in aggregate (excluding investment commitments and those collateralized by letters of credit and other obligations discussed below).

As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2012, we had $5 million in letters of credit outstanding, provided under our senior secured credit facility, and $234 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities and business operations. During the quarter ended September 30, 2012, the Company paid letter of credit fees ranging from 0.25% to 3.25% per annum on the outstanding amounts.

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

As of September 30, 2012, the Company had approximately $370 million and $23 million of trade accounts receivable related to certain of its generation and utility businesses in Latin America classified as other noncurrent assets and current trade accounts receivable, respectively. The noncurrent portion primarily consists of trade accounts receivable that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2013, or one year past the latest balance sheet date. The Company believes such amounts are recoverable based on collection history and performance under agreements. For example, since 2004, our subsidiaries in Argentina have entered into three agreements with the Argentine government called Fondos de inversion Mercado Electrico Mayorista (“Foninvemem Agreements”), in which our subsidiaries contributed a portion of their accounts receivable into a fund used to finance the construction of combined cycle and gas-fired plants. Our subsidiaries in Argentina have been actively collecting on the accounts receivable from the combined cycle plants constructed under the first two Foninvemem Agreements since 2010 while the accounts receivable related to the third Foninvemem Agreement are not currently due as commercial operation of the related combined cycle and gas-fired plant has not been achieved. Additionally, our subsidiaries in Argentina are currently working with the Argentine government to include certain outstanding receivables covered under government resolutions into the third Foninvemem Agreement. In August 2012, the Argentine government announced its intention of developing a new energy model that would apply to all energy sectors: generation, transmission and distribution companies. The new model is expected to recognize all expenses incurred by the sectors as well as provide for a return on invested capital. Future tariff increases will be needed in order to ensure that all outstanding receivables within the energy sectors are collected on a timely basis. No formal communication has been made by the Argentine government as to the timing and implementation of this new model. As of September 30, 2012, the Company had approximately $322 million of trade accounts receivable related to the Foninvemem Agreements and government resolutions classified as other noncurrent assets. See Item 1 — Business — Regulatory Matters — Argentina included in the 2011 Form 10-K for further information on these agreements.

Consolidated Cash Flows

During the nine months ended September 30, 2012, cash and cash equivalents increased $239 million to $1.9 billion. The increase in cash and cash equivalents was due to $2.1 billion of cash provided by operating activities, $676 million of cash used for investing activities, $1.3 billion of cash used for financing activities, a favorable effect of foreign currency exchange rates on cash of $9 million and a $120 million decrease in cash of discontinued and held for sale businesses.

Operating Activities — Net cash provided by operating activities decreased $184 million to $2.1 billion during the nine months ended September 30, 2012 compared to $2.3 billion during the nine months ended September 30, 2011.

Operating cash flow for the nine months ended September 30, 2012 resulted primarily from the net loss adjusted for non-cash items, principally depreciation and amortization, contingencies, deferred income taxes, gains and losses on sales and disposals and impairment charges, partially offset by a net use of cash for operating activities of $63 million for operating assets and liabilities. Other assets used $379 million primarily due to an increase in long-term regulatory assets at Eletropaulo, resulting from higher priced energy purchases, regulatory charges and transmission costs which are recoverable through future tariffs and the establishment of a long-term note receivable at Cartagena in Spain following the arbitration settlement. Accounts receivable increased $191 million primarily driven by lower collection rates at Maritza, Sonel, Kelanitissa and Eletropaulo. Net income tax payables, decreased $151 million primarily from payments of income taxes exceeding accruals for new current tax liabilities. These uses of operating cash flows were offset by an increase of $303 million in accounts payable and other current liabilities primarily at Eletropaulo due to an increase in short-term regulatory liabilities driven by the tariff reset, offset by a decrease in other current liabilities arising from value added tax payments. Other liabilities increased $275 million primarily due to an increase in long-term regulatory liabilities at Eletropaulo related to the tariff reset. Prepaid expenses and other current assets provided $90 million mainly from a decrease in prepaid property taxes at DPL and recovery of value added tax on a construction project in Chile.

Net cash provided by operating activities was $2.3 billion during the nine months ended September 30, 2011. Operating cash flow resulted primarily from net income adjusted for non-cash items, principally depreciation and amortization, contingencies, deferred income taxes, gains and losses on sales and disposals and impairment charges, partially offset by a net use of cash for operating activities of $127 million for operating assets and liabilities. Accounts receivable used $185 million primarily driven by a lower collections rate at Eletropaulo and an increase in revenue at several generation businesses including new plants at Maritza and Angamos. Other assets used $167 million primarily due to an increase in long-term regulatory assets at Eletropaulo, resulting from higher priced energy purchases and regulatory charges compared with charges recovered through the tariff. Income tax payables, net used $151 million primarily due to payments of income taxes exceeding accruals for new tax liabilities. Inventory used $118 million primarily due to higher coal purchases at Gener and Alicura, as well as increased inventory at Angamos as it started operations in 2011. These uses of operating cash flows were offset by contributions arising from an increase of $227 million in other liabilities and an increase of $200 million in accounts payable and other current liabilities. The increase in other liabilities was primarily as a result of long-term regulatory liabilities increasing at Eletropaulo and Sul as the result of lower prices paid for energy purchases and transmission costs compared with charges recovered through the tariff. The increase in accounts payable and other current liabilities was primarily due to an increase in accrued interest on recourse debt at the Parent Company as well as an increase in short-term regulatory liabilities at Eletropaulo driven by the tariff reset, partially offset by the amount returned to consumers for regulatory liabilities.

This net decrease of cash flows from continuing operations of $184 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily the result of the following:

•

a decrease of $594 million at our utility businesses in Latin America, primarily in Brazil, due to higher prices and volume of energy purchases, regulatory charges and transmission costs payments, higher operations and maintenance expenses and lower accounts receivable collections due to the lower tariff starting in July 2012, partially offset by higher collections at Sul driven by higher tariffs, lower payment of income taxes at Eletropaulo and lower interest paid by Brasiliana on reduced debt balances.

This decrease was offset by:

•	an increase of $232 million at our utility businesses in North America primarily due to the operations, net of debt service costs, of DPL, which was acquired in November 2011;

•

an increase of $134 million at our generation businesses in Latin America primarily due to higher accounts receivable collections and lower coal volume and price in 2012 at Itabo in the Dominican Republic and the operations of the Esti plant being back on line from June 2012 in Panama; and

•	an increase of $52 million at our generation businesses in Asia primarily due to higher revenue due to higher demand and lower working capital requirements at Masinloc in the Philippines.

Investing Activities — Net cash used for investing activities decreased $1.1 billion to $676 million during the nine months ended September 30, 2012 compared to net cash used of $1.7 billion during the nine months ended September 30, 2011. This net decrease was primarily due to the following:

•

a decrease of $403 million in debt service reserves primarily due to decreases of $223 million at the Parent Company related to the collateralization for a letter of credit for the Mong Duong project in Vietnam in 2011, escrowed cash reserves of $115 million in 2011 to cover certain expenses associated with the acquisition of DPL, and $34 million due to the repayment of funds in 2011 for construction at Changuinola;

•

an increase of $385 million in proceeds from the sale of businesses, net of cash sold, primarily due to the net proceeds received for Red Oak of $144 million, Ironwood of $84 million, the China equity method investments of $82 million, 80% of our interest in Cartagena of $63 million, and our investments in Innovent and St. Patrick of $42 million, partially offset by the sale in 2011 of a portion of our investment in Mong Duong for $36 million;

•

a decrease of $251 million in capital expenditures primarily due to decreases of $86 million at Kribi in Africa, $79 million at our Brazilian subsidiaries, $78 million at IPALCO, $60 million at our Mong Duong project, $41 million at our wind project Laurel Mountain, $25 million at Sonel, $23 million at Maritza in Bulgaria, and $21 million at Saurashtra in India. These decreases were partially offset by an increase of $155 million at DPL and $25 million at Gener;

•

a decrease of $175 million in restricted cash primarily due to decreases of $181 million at Maritza for a scheduled repayment of bank loans, and $63 million at our Parent Company, partially offset by an increase of $56 million at Gener;

•	a decrease of $140 million of acquisitions, net of cash acquired, primarily due to the $150 million acquisition of our investment in Entek in February 2011; and

•	an increase of $113 million in proceeds from government construction grants primarily due to funds received at our wind projects, $82 million at Laurel Mountain and $30 million at Mountain View 4.

These decreases were partially offset by:

•	an increase of $207 million in purchases of short-term investments, net of sales, primarily due to an increase of $175 million at our Brazilian subsidiaries and $33 million at Gener; and

•	a decrease of $199 million in proceeds related to a performance bond received at Maritza in 2011 to compensate for construction delays.

Financing Activities — Net cash used for financing activities increased $1.7 billion to $1.3 billion during the nine months ended September 30, 2012 compared to net cash provided by financing of $347 million during the nine months ended September 30, 2011. This net increase was primarily due to the following:

•

a $2.7 billion decrease in the proceeds from issuances of recourse and non-recourse debt, attributable to decreases of $2 billion at the Parent Company to partially fund the acquisition of DPL in 2011, $495 million at IPALCO, $375 million at Gener, $96 million at Dibamba, $80 million at Mong Duong, and $50 million at Kilroot. These decreases were offset by increases of $282 million at our Brazilian subsidiaries and $123 million at Kribi; and

•

a $448 million decrease in net borrowings under revolving credit facilities primarily due to a $295 million payment at the Parent Company funded by asset sales as well as decreases of $61 million at Alicura in Argentina, $55 million at Changuinola and $30 million at our New York businesses deconsolidated in December 2011.

These increases were partially offset by:

•

a $1.2 billion decrease in repayments of recourse and non-recourse debt, attributable to decreases of $466 million at the Parent Company, $430 million at IPALCO, $295 million at Gener, $100 million at Sonel, $24 million at our Brazilian subsidiaries and $21 million at Southland, offset by an increase of $181 million at Kribi;

•	a $249 million decrease in distributions to non-controlling interests, primarily due to decreases at our Brazilian subsidiaries as a result of lower net income; and

•	a $129 million decrease in payments for financing fees, attributable to decreases of $53 million at the Parent Company, $44 million at our Mong Duong project in Vietnam and $24 million at Gener.

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

The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facilities. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, “cash and cash equivalents,” at September 30, 2012 and December 31, 2011 as follows:

Parent Company Liquidity	September 30, 2012	December 31, 2011
	(in millions)
Consolidated cash and cash equivalents	$1,943	$1,704
Less: Cash and cash equivalents at subsidiaries	(1,499)	(1,504)

Parent and qualified holding companies’ cash and cash equivalents	444	200

Commitments under Parent credit facilities	800	800
Less: Letters of credit under the credit facilities	(5)	(12)
Less: Borrowings under the credit facilities	-	(295)

Borrowings available under Parent credit facilities	795	493

Total Parent Company Liquidity	$1,239	$693

From time to time, the Company may provide funds to its subsidiaries to support general businesses purposes or fund investments or other transactions. In the fourth quarter of 2012, the Company advanced approximately $482 million of funds to certain non-operating subsidiaries that are directly or indirectly controlled by The AES Corporation. The Company expects the funds will be repaid during the fourth quarter of 2012 or early in 2013.

The following table summarizes our Parent Company contingent contractual obligations as of September 30, 2012:

Contingent Contractual Obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees	$550	19	<$1 - $222
Letters of credit under the senior secured credit facility	5	9	<$1 - $2
Cash collateralized letters of credit	234	8	<$1 - $209

Total	$789	36

As of September 30, 2012, the Company had $9 million of commitments to invest in subsidiaries under construction and to purchase related equipment that were not included in the letters of credit discussed above. The Company expects to fund these net investment commitments in 2012. The exact payment schedules will be dictated by the construction milestones.

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

In August 2012, we declared a quarterly dividend of 4 cents per common share totaling $30 million and payable in the fourth quarter of 2012. While we believe we will have sufficient liquidity in future periods, we can provide no assurance we will be able to declare dividends at the amount indicated, if at all.

While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets (see Key Trends and Uncertainties and Global Economic Considerations in this Item 2), the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A. — Risk Factors, “The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise.” of the Company’s 2011 Form 10-K.

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

As of September 30, 2012, the Parent Company was in compliance with these covenants.

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

Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying condensed consolidated balance sheet amounts to $2.3 billion. The portion of current debt related to such defaults was $1.4 billion at September 30, 2012, all of which was non-recourse debt related to five subsidiaries — Maritza, Sonel, Kavarna, Saurashtra, and Kelanitissa.

None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’s corporate debt agreements as of September 30, 2012 in order for such defaults to trigger an event of default or permit acceleration under AES’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies included in Item 1. — Financial Statements in this Form 10-Q to the consolidated financial statements included in the June 2012 Form 8-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the June 2012 Form 8-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the nine months ended September 30, 2012, with the exception of the revenue recognition policy that has been updated in Note 1 — Financial Statement Presentation included in Item 1. — Financial Statements in this Form 10-Q.

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

AES businesses will see variance in variable margin performance as global commodity prices shift. For the remainder of 2012, we project pre-tax earnings exposure would be approximately less than $5 million for a $10/ton move in coal, $5 million for a $10/barrel move in oil and $10 million for a $1/MMBTU move in natural gas. Our estimates exclude correlation. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed.

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

In North America, the Generation businesses are largely contracted but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. The Utility businesses, IPL and DPL, sell power at wholesale once retail demand is served, so retail sales demand may affect commodity exposure. Additionally, at DPL, open access allows our retail customers to switch to alternative suppliers; falling energy prices may increase the rate at which our customers switch to alternative suppliers, and the outcome of the DPL regulatory filing may affect our level of commodity price exposure over time. Given that natural gas-fired generators set power prices for many markets, higher natural gas prices expand margins. The positive impact on margins will be moderated if natural gas-fired generators set the market price only during peak periods.

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

We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. As of September 30, 2012, assuming a 10% U.S. Dollar appreciation, pre-tax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian Real to the U.S. Dollar are projected to decline by approximately $5 million for the remainder of 2012. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pre-tax earnings for the remainder of 2012 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges unwound. Additionally, updates to the forecasted pre-tax earnings exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.

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

As of September 30, 2012, the portfolio’s pre-tax earnings exposure for the remainder of 2012 to a 100 basis point increase in the Argentine Peso, Brazilian Real, Columbian Peso, British Pound, Euro, Indian Rupee, Philippine Peso, Ukrainian Hryvna, and U.S. Dollar interest rates would be approximately $5 million. This number is based on the impact of a one-time, 100 basis point increase in interest rates on interest expense for the Argentine Peso, Brazilian Real, Columbian Peso, British Pound, Euro, Indian Rupee, Philippine Peso, Ukrainian Hryvna, and U.S. denominated debt, which is primarily non-recourse financing. The amounts do not take into account the historical correlation between these interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

AES completed the acquisition of DPL on November 28, 2011. As of September 30, 2012, DPL’s total assets and total liabilities represented 5% and 11% of AES’s consolidated total assets and total liabilities, respectively. DPL’s net loss of $1.8 billion for the nine months ended September 30, 2012 was included in AES’s consolidated statement of operations for this period. While AES continues to assess the effectiveness of DPL’s internal control over financial reporting at this time, such internal control over financial reporting has been excluded from management’s formal evaluation of material changes in AES’s disclosure controls and procedures as of September 30, 2012 as permitted by the SEC guidance.

Changes in Internal Controls over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2012.

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

In July 1993, the Public Attorney’s office filed a claim against Eletropaulo, the São Paulo State Government, SABESP (a state-owned company), CETESB (the Environmental Agency of São Paulo State) and DAEE (the Municipal Water and Electric Energy Department) alleging that they were liable for pollution of the

Billings Reservoir as a result of pumping water from the Pinheiros River into the Billings Reservoir. The events in question occurred while Eletropaulo was a state-owned company. An initial lower court decision in 2007 found the parties liable for the payment of approximately R$894 million ($431 million) for remediation. Eletropaulo subsequently appealed the decision to the Appellate Court of the State of São Paulo, which reversed the lower court decision. In 2009, the Public Attorney’s Office filed appeals to both the Superior Court of Justice and the Supreme Court and such appeals were answered by Eletropaulo in the fourth quarter of 2009. The appeal filed by the Public Attorney’s Office to the Supreme Court was denied in June 2011 and the Superior Court of Justice rendered a decision upholding the decision of the Appellate Court in June 2012. In September 2012, such decision of the Superior Court of Justice became final and unappealable with Eletropaulo having no payment liability.

In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the State of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$1 million ($578 thousand) as of September 30, 2012, or pay an indemnification amount of approximately R$15 million ($7 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court’s decision, the case is being remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision.

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

AES Florestal, Ltd. (“Florestal”), had been operating a pole factory and had other assets, including a wooded area known as “Horto Renner,” in the State of Rio Grande do Sul, Brazil (collectively, “Property”). Florestal had been under the control of AES Sul (“Sul”) since October 1997, when Sul was created pursuant to a privatization by the Government of the State of Rio Grande do Sul. After it came under the control of Sul, Florestal performed an environmental audit of the entire operational cycle at the pole factory. The audit discovered 200 barrels of solid creosote waste and other contaminants at the pole factory. The audit concluded that the prior operator of the pole factory, Companhia Estadual de Energia Elétrica (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. Sul and Florestal subsequently took the initiative of communicating with Brazilian authorities, as well as CEEE, about the adoption of containment and remediation measures. The Public Attorney’s Office has initiated a civil inquiry (Civil Inquiry n. 24/05) to investigate potential civil liability and has requested that the police station of Triunfo institute a police investigation (IP number 1041/05) to investigate potential criminal liability regarding the contamination at the pole factory. The parties filed defenses in response to the civil inquiry. The Public Attorney’s Office then requested an injunction which the judge rejected on September 26, 2008, and the Public Attorney’s office no longer has a right to appeal the decision. The environmental agency (“FEPAM”) has also started a procedure (Procedure n. 088200567/059) to analyze the measures that shall be taken to contain and remediate the contamination. Also, in March 2000, Sul filed suit against CEEE in the 2nd Court of Public Treasure of Porto Alegre seeking to register in Sul’s name the Property that it acquired through the privatization but that remained registered in CEEE’s name. During those proceedings, AES subsequently waived its claim to re-register the Property and asserted a claim to recover the amounts paid for the Property. That claim is pending. In November 2005, the 7th Court of Public Treasure of Porto Alegre ruled that the Property must be returned to CEEE. CEEE has had sole possession of Horto Renner since September 2006 and of the rest of the Property since April 2006. In February 2008, Sul and CEEE signed a “Technical Cooperation Protocol” pursuant to which they requested a new deadline from FEPAM in order to present a proposal. In March 2008, the State Prosecution office filed a Class Action against AES Florestal, AES Sul and CEEE, requiring an injunction for the removal of the alleged sources of contamination and the payment of an indemnity in the amount of R$6 million ($3 million). The injunction was rejected. The above-referenced proposal to FEPAM with respect to containing and remediating the contamination was delivered on April 8, 2008. FEPAM responded by indicating that the parties should undertake the first step of the proposal which would be to retain a contractor. In its response, Sul indicated that such step should be undertaken by CEEE as the relevant environmental events resulted from CEEE’s operations. In October 2011, the State Prosecution Office presented a new request to the court of Triunfo for an injunction against Florestal, Sul and CEEE for the removal of the alleged sources of contamination and remediation, and the court granted the injunction against CEEE but did not grant injunctive relief against Florestal or Sul. CEEE appealed such decision, and the State of Rio Grande do Sul Court of Appeals upheld the decision. As required by the injunction, CEEE has started the removal and disposal of the contaminants, which is ongoing, and Sul is not at risk to bear any of such remediation costs, which are estimated to be approximately R$14.7 million ($7 million). The case is in the evidentiary stage awaiting for the production of the court’s expert opinion on several matters, including which of the parties had utilized the products found in the area.

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

In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska, filed a complaint in the U.S. District Court for the Northern District of California against the Company and numerous unrelated companies, claiming that the defendants’ alleged GHG emissions have contributed to alleged global warming which, in turn, allegedly has led to the erosion of the plaintiffs’ alleged land. The plaintiffs assert nuisance and concert of action claims against the Company and the other defendants, and a conspiracy claim against a subset of the other defendants. The plaintiffs seek to recover relocation costs, indicated in the complaint to be from $95 million to $400 million, and other unspecified damages from the defendants. The Company filed a motion to dismiss the case, which the District Court granted in October 2009. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit. In September 2012, the Ninth Circuit affirmed the District Court’s decision. The plaintiffs have petitioned for en banc review by the Ninth Circuit. The Company believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In November 2009, April 2010, December 2010, April 2011, June 2011, August 2011, and November 2011, substantially similar personal injury lawsuits were filed by a total of 49 residents and decedent estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the State of Delaware. In each lawsuit, the plaintiffs allege that the coal combustion byproducts of AES Puerto Rico’s power plant were illegally placed in the Dominican Republic from October 2003 through March 2004 and subsequently caused the plaintiffs’ birth defects, other personal injuries, and/or deaths. The plaintiffs did not quantify their alleged damages, but generally alleged that they are entitled to compensatory and punitive damages and the Company is not able to estimate damages if any, at this time. The AES defendants moved for partial dismissal of both the November 2009 and April 2010 lawsuits on various grounds. In July 2011, the Superior Court dismissed the plaintiffs’ international law and punitive damages claims, but held that the plaintiffs had stated intentional tort, negligence, and strict liability claims under Dominican law, which the Superior Court found governed the lawsuits. The Superior Court granted the plaintiffs leave to amend their complaints in accordance with its decision, and in September 2011, the plaintiffs in the November 2009 and April 2010 lawsuits did so. The AES defendants again moved for partial dismissal of those amended complaints, and in May 2012, the Superior Court ruled on the motion in the November 2009 lawsuit, dismissing the plaintiff’s claims for future medical monitoring expenses but declining to dismiss their claims under Dominican Republic Law 64-00. The Superior Court has not yet ruled on the motion for partial dismissal of the April 2010 lawsuit. The AES defendants filed an answer to the November 2009 lawsuit in June 2012. The Superior Court has stayed the remaining six lawsuits, as well as any subsequently filed similar lawsuits. The Superior Court has also ordered that, for the present, discovery will proceed only in the November 2009 lawsuit and will be limited to causation and exposure issues. The AES defendants believe they have meritorious defenses and will defend themselves vigorously; however, there can be no assurances that they will be successful in their efforts.

On December 21, 2010, AES-3C Maritza East 1 EOOD, which owns a 670 MW lignite-fired power plant in Bulgaria, made the first in a series of demands on the performance bond securing the construction Contractor’s obligations under the parties’ EPC Contract. The Contractor failed to complete the plant on schedule. The total amount demanded by Maritza under the performance bond was approximately €155 million ($195 million). The Contractor obtained an injunction from a lower French court purportedly preventing the issuing bank from honoring the bond demands. However, the Versailles Court of Appeal canceled the injunction in July 2011, and therefore the issuing bank paid the bond demands in full. In addition, in December 2010, the Contractor stopped commissioning of the power plant’s two units, allegedly because of the purported characteristics of the lignite supplied to it for commissioning. In January 2011, the Contractor initiated arbitration on its lignite claim, seeking an extension of time to complete the power plant, an increase to the contract price, and other relief, including in relation to the bond demands. The Contractor later added claims relating to the alleged unavailability of the grid during commissioning. Maritza rejected the Contractor’s claims and asserted counterclaims for delay liquidated damages and other relief relating to the Contractor’s failure to complete the power plant and other breaches of the EPC Contract. Maritza also terminated the EPC Contract for cause and asserted arbitration claims against the Contractor relating to the termination. The Contractor asserted counterclaims relating to the termination. The Contractor is seeking approximately €240 million ($302 million) in the arbitration, unspecified damages for alleged injury to reputation, and other relief. The arbitral hearing on the merits is scheduled for March 2013.

Maritza believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

On February 11, 2011 AES Eletropaulo received a notice of violation from São Paulo State’s Environmental Authorities for allegedly destroying 0.32119 hectares of native vegetation at the Conservation Park of Serra do Mar (“Park”), without previous authorization or license. The notice of violation asserted a fine of approximately R$1 million ($503,687) and the suspension of AES Eletropaulo activities in the Park. As a response to this administrative procedure before the São Paulo State Environmental Authorities (“São Paulo EA”), AES Eletropaulo timely presented its defense on February 28, 2011 seeking to vacate the notice of violation or reduce the fine. In December 2011, the São Paulo EA declined to vacate the notice of violation but recognized the possibility of 40% reduction in the fine if AES Eletropaulo agrees to recover the affected area with additional vegetation. AES Eletropaulo has not appealed the decision and is now discussing the terms of a possible settlement with the São Paulo EA, including a plan to recover the affected area by primarily planting additional trees. In March 2012, the State of São Paulo Prosecutor’s Office of São Bernando do Campo initiated a Civil Proceeding to review the compliance by AES Eletropaulo with the terms of any possible settlement. AES Eletropaulo is currently negotiating the terms of the recovery project with the Park Administrator.

In May 2011, a putative class action was filed in the Mississippi federal court against the Company and numerous unrelated companies. The lawsuit alleges that greenhouse gas emissions contributed to alleged global warming which, in turn, allegedly increased the destructive capacity of Hurricane Katrina. The plaintiffs assert claims for public and private nuisance, trespass, negligence, and declaratory judgment. The plaintiffs seek damages relating to loss of property, loss of business, clean-up costs, personal injuries and death, but do not quantify their alleged damages and the Company is unable to estimate damages at this time. These and other plaintiffs previously brought a substantially similar lawsuit in the federal court but failed to obtain relief. In October 2011, the Company and other defendants filed motions to dismiss the lawsuit. In March 2012, the federal court granted the motion and dismissed the lawsuit. The plaintiffs appealed to the U.S. Court of Appeals for the Fifth Circuit. The parties are briefing the appeal. The Company believes it has meritorious defenses and will defend itself vigorously in this lawsuit; however, there can be no assurances that it will be successful in its efforts.

In February 2011, a consumer protection group, S.O.S. Comsumidores (“SOSC”), filed a lawsuit in the State of Săo Paulo Federal Court against Eletropaulo and all other distribution companies in the State of Săo Paulo, claiming that the distribution companies had overcharged electricity sold to customers. SOSC asserts that the distribution companies’ tariffs had been incorrectly calculated by the Brazilian Regulatory Agency (“ANEEL”). ANEEL corrected the alleged error in May 2010. There are separate proceedings against ANEEL to determine whether the tariff’s were properly calculated. SOSC has moved for an injunction requiring tariffs to be corrected from the effective dates of the relevant concession contracts. Electropaulo has opposed that request on the grounds that it did not wrongfully collect amounts from its customers, since its tariff was calculated in accordance with the Concession Contract with the Federal Government and ANEEL’s rules. If it does not prevail in the lawsuit, Eletropaulo estimates that its liability to customers could be approximately R$855 million ($423 million). Electropaulo believes it has meritorious defenses and will defend itself vigorously in this lawsuit; however, there can be no assurances that it will be successful in its efforts.

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

In June 2011, the Supreme Court rejected federal common law nuisance claims initially brought in 2004 by eight states, the City of New York, and three land trusts, which sought injunctive relief and limitations on the

GHG emissions of American Electric Power Company, Inc. (“AEP”), one of AEP’s subsidiaries, Cinergy Corp. (a subsidiary of Duke Energy Corporation (“Duke Energy”)), and four other electric power companies. The Supreme Court remanded the lawsuit for consideration of the plaintiffs’ state law claims. Although it is not named as a party to this lawsuit, DP&L is a co-owner of coal-fired plants with Duke Energy and AEP (or their subsidiaries), which could be affected by the outcome of this lawsuit. The Company is unable to estimate the impact of these claims at this time. DP&L believes that there are meritorious defenses to the plaintiffs’ claims; however, there can be no assurances that the defendants will prevail in this lawsuit.

In August 2012, Fondo Patrimonial de las Empresas Reformadas (“FONPER”) (the Dominican instrumentality that holds the Dominican Republic’s shares in Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”)) filed a criminal complaint against certain current and former employees of AES. The criminal proceedings include a related civil component initiated against Coastal Itabo, Ltd. (“Coastal”) (the AES affiliate shareholder of Itabo) and New Caribbean Investment, S.A. (“NCI”) (the AES affiliate that manages Itabo). FONPER asserts claims relating to the alleged mismanagement of Itabo and seeks approximately $270 million in damages. The Dominican District Attorney has accepted the criminal complaint and is investigating the allegations set forth therein. In September 2012, one of the individual defendants responded to the criminal complaint, denying the charges and seeking an immediate dismissal of same. Further, in August 2012, Coastal and NCI initiated an international arbitration proceeding against FONPER and the Dominican Republic, seeking a declaration that Coastal and NCI have acted both lawfully and in accordance with the relevant contracts with FONPER and the Dominican Republic in relation to the management of Itabo. Coastal and NCI also seek a declaration that the criminal complaint is a breach of the relevant contracts between the parties, including the obligation to arbitrate disputes. Coastal and NCI further seek damages from FONPER and the Dominican Republic resulting from their breach of contract. The AES defendants believe they have meritorious claims and defenses, which they will assert vigorously; however there can be no assurance that they will be successful in their efforts.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2011 Form 10-K under Part 1 — Item 1A. — Risk Factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding purchases made by The AES Corporation of its common stock:

Repurchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Repurchase Plan(1)	Dollar Value of Maximum Number of Shares To Be Purchased Under the Plan(1)
7/1/12 - 7/31/12	1,734,000	$12.53	1,734,000	$50,153,858
8/1/12 - 8/31/12	535,500	$11.47	535,500	$44,014,051
9/1/12 - 9/30/12	3,776,521	$11.34	3,776,521	$1,174,353

Total	6,046,021	$11.69	6,046,021

(1)	See Note 11 — Equity, Stock Repurchase Program to the condensed consolidated financial statements in Item 1. — Financial Statements for further information on our stock repurchase program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

31.1	Rule13a-14(a)/15d-14(a) Certification of Andrés Gluski (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas M. O’Flynn (filed herewith)

32.1	Section 1350 Certification of Andrés Gluski (filed herewith)

32.2	Section 1350 Certification of Thomas M. O’Flynn (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AES CORPORATION (Registrant)

Date: November 6, 2012	By:	/s/ THOMAS M. O’FLYNN
Name: Thomas M. O’Flynn
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MARY E. WOOD
Name: Mary E. Wood
Title: Vice President and Controller (Principal Accounting Officer)