Form 10-Q
period 2014-03-31
AES CORP
filed 2014-05-08
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on May 1, 2014 was 725,334,337

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,413	$1,642
Restricted cash	589	597
Short-term investments	621	668
Accounts receivable, net of allowance for doubtful accounts of $124 and $134, respectively	2,586	2,363
Inventory	687	684
Deferred income taxes	181	166
Prepaid expenses	199	179
Other current assets	1,252	976
Current assets of discontinued operations and held-for-sale assets	461	464
Total current assets	7,989	7,739
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	942	922
Electric generation, distribution assets and other	31,151	30,596
Accumulated depreciation	(9,943)	(9,604)
Construction in progress	3,203	3,198
Property, plant and equipment, net	25,353	25,112
Other Assets:
Investments in and advances to affiliates	1,030	1,010
Debt service reserves and other deposits	586	541
Goodwill	1,468	1,622
Other intangible assets, net of accumulated amortization of $149 and $153, respectively	293	297
Deferred income taxes	680	666
Other noncurrent assets	2,445	2,170
Noncurrent assets of discontinued operations and held-for-sale assets	1,129	1,254
Total other assets	7,631	7,560
TOTAL ASSETS	$40,973	$40,411
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,632	$2,259
Accrued interest	395	263
Accrued and other liabilities	1,926	2,114
Non-recourse debt, including $259 and $267, respectively, related to variable interest entities	2,067	2,062
Recourse debt	8	118
Current liabilities of discontinued operations and held-for-sale businesses	812	837
Total current liabilities	7,840	7,653
NONCURRENT LIABILITIES
Non-recourse debt, including $1,022 and $979, respectively, related to variable interest entities	13,735	13,318
Recourse debt	5,675	5,551
Deferred income taxes	1,145	1,119
Pension and other post-retirement liabilities	1,290	1,310
Other noncurrent liabilities	3,191	3,299
Noncurrent liabilities of discontinued operations and held-for-sale businesses	378	432
Total noncurrent liabilities	25,414	25,029
Contingencies and Commitments (see Note 8)
Cumulative preferred stock of subsidiaries	78	78
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 814,143,636 issued and 725,308,630 outstanding at March 31, 2014 and 813,316,510 issued and 722,508,342 outstanding at December 31, 2013)	8	8
Additional paid-in capital	8,424	8,443
Accumulated deficit	(208)	(150)
Accumulated other comprehensive loss	(2,967)	(2,882)
Treasury stock, at cost (88,835,006 shares at March 31, 2014 and 90,808,168 shares at December 31, 2013)	(1,064)	(1,089)
Total AES Corporation stockholders’ equity	4,193	4,330
NONCONTROLLING INTERESTS	3,448	3,321
Total equity	7,641	7,651
TOTAL LIABILITIES AND EQUITY	$40,973	$40,411
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share amounts)
Revenue:
Regulated	$2,142	$2,139
Non-Regulated	2,120	2,011
Total revenue	4,262	4,150
Cost of Sales:
Regulated	(1,932)	(1,787)
Non-Regulated	(1,536)	(1,614)
Total cost of sales	(3,468)	(3,401)
Operating margin	794	749
General and administrative expenses	(51)	(54)
Interest expense	(373)	(370)
Interest income	63	65
Loss on extinguishment of debt	(134)	(47)
Other expense	(8)	(26)
Other income	11	68
Gain on sale of investments	1	3
Goodwill impairment expense	(154)	—
Asset impairment expense	(12)	(48)
Foreign currency transaction losses	(19)	(30)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	118	310
Income tax expense	(54)	(83)
Net equity in earnings of affiliates	25	4
INCOME FROM CONTINUING OPERATIONS	89	231
Income from operations of discontinued businesses, net of income tax expense (benefit) of $14 and $(2), respectively	20	4
Net loss from disposal and impairments of discontinued businesses, net of income tax benefit of $(1) and $(1), respectively	(43)	(36)
NET INCOME	66	199
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(136)	(119)
Less: Loss from discontinued operations attributable to noncontrolling interests	12	2
Total net income attributable to noncontrolling interests	(124)	(117)
NET (LOSS) INCOME ATTRIBUTABLE TO THE AES CORPORATION	$(58)	$82
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
(Loss) income from continuing operations, net of tax	$(47)	$112
Loss from discontinued operations, net of tax	(11)	(30)
Net (loss) income	$(58)	$82
BASIC EARNINGS PER SHARE:
(Loss) Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.07)	$0.15
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.01)	(0.04)
NET (LOSS) INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.08)	$0.11
DILUTED EARNINGS PER SHARE:
(Loss) Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.07)	$0.15
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.01)	(0.04)
NET (LOSS) INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.08)	$0.11
DILUTED SHARES OUTSTANDING	724	749
DIVIDENDS DECLARED PER COMMON SHARE	$—	$—

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
NET INCOME	$66	$199
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax (expense) benefit of $(1) and $0, respectively	5	(32)
Reclassification to earnings, net of income tax (expense) benefit of $0 and $0, respectively	6	(3)
Total foreign currency translation adjustments	11	(35)
Derivative activity:
Change in derivative fair value, net of income tax (expense) benefit of $24 and $0, respectively	(120)	(16)
Reclassification to earnings, net of income tax (expense) of $(3) and $(7), respectively	19	24
Total change in fair value of derivatives	(101)	8
Pension activity:
Reclassification to earnings due to amortization of net actuarial loss, net of income tax (expense) of $(3) and $(7), respectively	6	14
Total pension adjustments	6	14
OTHER COMPREHENSIVE (LOSS)	(84)	(13)
COMPREHENSIVE INCOME (LOSS)	(18)	186
Less: Comprehensive (income) attributable to noncontrolling interests	(125)	(136)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(143)	$50

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
OPERATING ACTIVITIES:
Net income	$66	$199
Adjustments to net income:
Depreciation and amortization	306	329
Loss (gain) on sale of assets and investments	4	11
Impairment expenses	166	48
Deferred income taxes	56	13
Provisions for contingencies	12	26
Loss on the extinguishment of debt	134	47
Loss on disposals and impairments - discontinued operations	44	38
Other	35	56
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(219)	42
(Increase) decrease in inventory	(12)	(4)
(Increase) decrease in prepaid expenses and other current assets	(74)	(192)
(Increase) decrease in other assets	(444)	(45)
Increase (decrease) in accounts payable and other current liabilities	415	174
Increase (decrease) in income tax payables, net and other tax payables	(206)	(123)
Increase (decrease) in other liabilities	(62)	(1)
Net cash provided by operating activities	221	618
INVESTING ACTIVITIES:
Capital expenditures	(399)	(401)
Proceeds from the sale of businesses, net of cash sold	29	1
Proceeds from the sale of assets	4	6
Sale of short-term investments	1,049	1,335
Purchase of short-term investments	(993)	(1,492)
Increase in restricted cash, debt service reserves and other assets	(19)	(45)
Other investing	3	15
Net cash used in investing activities	(326)	(581)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities, net	65	15
Issuance of recourse debt	750	—
Issuance of non-recourse debt	554	1,491
Repayments of recourse debt	(866)	(2)
Repayments of non-recourse debt	(349)	(1,007)
Payments for financing fees	(78)	(33)
Distributions to noncontrolling interests	(26)	(31)
Contributions from noncontrolling interests	32	55
Dividends paid on AES common stock	(36)	(30)
Payments for financed capital expenditures	(178)	(152)
Other financing	—	4
Net cash (used in) provided by financing activities	(132)	310
Effect of exchange rate changes on cash	(22)	(8)
Decrease in cash of discontinued and held-for-sale businesses	30	17
Total (decrease) increase in cash and cash equivalents	(229)	356
Cash and cash equivalents, beginning	1,642	1,900
Cash and cash equivalents, ending	$1,413	$2,256
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$226	$234
Cash payments for income taxes, net of refunds	$237	$295

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
1. FINANCIAL STATEMENT PRESENTATION
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
Correction of an error
Certain amounts related to the payment of costs for the construction of our Mong Duong facility in Vietnam were misclassified as an investing activity on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013. The error was related to costs that were paid under extended payment terms as allowed by the construction contract, and therefore should have been reflected as financing activities in accordance with the accounting guidance for cash flows. As a result, cash flows used in investing activities were overstated by $145 million and cash flows used in financing activities were understated by $145 million for the three months ended March 31, 2013. Cash flows used in investing activities were previously reported as $726 million and have now been restated to $581 million. Cash flows provided by financing activities were previously reported as $455 million and have now been restated to $310 million. There was no impact on amounts presented on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2013 audited consolidated financial statements and notes thereto, which are included in the 2013 Form 10-K filed with the SEC on February 25, 2014 (the “2013 Form 10-K”).
New Accounting Pronouncements Adopted
ASU No. 2013-11, Income Taxes (Topic 740), "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)."
Effective January 1, 2014, the Company prospectively adopted ASU No. 2013-11, which requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under ASU No. 2013-11, UTBs are netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The impact to the Company’s Condensed Consolidated Balance Sheet as of March 31, 2014 was a reduction of $66 million to “Other noncurrent liabilities” and an offsetting increase to “Deferred income taxes” under “Noncurrent Liabilities.” There were no impacts on the results of operations and cash flows.

Accounting Pronouncements Issued But Not Yet Effective
The following accounting standards have been issued, but are not yet effective for, and have not been adopted by AES.
ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU No. 2014-08, which significantly changes the existing accounting guidance on discontinued operations. Under ASU No. 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations. Amongst other changes: equity method investments that were previously scoped-out of the discontinued operations accounting guidance are now included in the scope; a business can meet the criteria to be classified as held for sale upon acquisition and can be reported in discontinued operations; and components where an entity retains significant continuing involvement or where operations and cash flows will not be eliminated from ongoing operations as a result of a disposal transaction can meet the definition of discontinued operations. Additionally, where summarized amounts are presented on the face of financial statements, reconciliations of those amounts to major classes of line items are also required. ASU No. 2014-08 requires additional disclosures for individually material components that do not meet the definition of discontinued operations. ASU No. 2014-08 is effective for annual reporting periods beginning after December 15, 2014 and interim periods therein. ASU No. 2014-08 should be applied to components classified as held for sale after its effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company is currently evaluating the impact of adopting ASU No. 2014-08 on its financial position and results of operations. The adoption is expected to reduce the number of disposals that meet the definition of a discontinued operations.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated:

	March 31, 2014	December 31, 2013
	(in millions)
Coal, fuel oil and other raw materials	$324	$334
Spare parts and supplies	363	350
Total	$687	$684
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair value of the Company’s assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. There were no changes in fair valuation techniques during the period and the Company continues to follow the valuation techniques described in Note 4. — Fair Value in Item 8. — Financial Statements and Supplementary Data of its 2013 Form 10-K.

Recurring Measurements
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
AVAILABLE-FOR-SALE:(1)
Debt securities:
Unsecured debentures	$—	$427	$—	$427	$—	$435	$—	$435
Certificates of deposit	—	109	—	109	—	151	—	151
Government debt securities	—	26	—	26	—	25	—	25
Subtotal	—	562	—	562	—	611	—	611
Equity securities:
Mutual funds	—	45	—	45	—	44	—	44
Subtotal	—	45	—	45	—	44	—	44
Total available-for-sale	—	607	—	607	—	655	—	655
TRADING:
Equity securities:
Mutual funds	13	—	—	13	13	—	—	13
Total trading	13	—	—	13	13	—	—	13
DERIVATIVES:
Interest rate derivatives	—	46	—	46	—	98	—	98
Cross currency derivatives	—	4	—	4	—	5	—	5
Foreign currency derivatives	—	18	105	123	—	15	98	113
Commodity derivatives	—	46	3	49	—	18	6	24
Total derivatives	—	114	108	222	—	136	104	240
TOTAL ASSETS	$13	$721	$108	$842	$13	$791	$104	$908
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$289	$87	$376	$—	$221	$101	$322
Cross currency derivatives	—	11	—	11	—	11	—	11
Foreign currency derivatives	—	40	4	44	—	16	5	21
Commodity derivatives	—	41	3	44	—	15	2	17
Total derivatives	—	381	94	475	—	263	108	371
TOTAL LIABILITIES	$—	$381	$94	$475	$—	$263	$108	$371
 _____________________________

(1)	Amortized cost approximated fair value at March 31, 2014 and December 31, 2013.

The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013 (presented net by type of derivative). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Three Months Ended March 31, 2014
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(101)	$93	$4	$(4)
Total gains (losses) (realized and unrealized):
Included in earnings	—	26	(1)	25
Included in other comprehensive income - derivative activity	(64)	(1)	—	(65)
Included in other comprehensive income - foreign currency translation activity	—	(18)	—	(18)
Included in regulatory (assets) liabilities	—	—	(3)	(3)
Settlements	8	—	—	8
Transfers of (assets) liabilities out of Level 3	70	1	—	71
Balance at the end of the period	$(87)	$101	$—	$14
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$26	$(1)	$25

	Three Months Ended March 31, 2013
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(412)	$72	$(1)	$(341)
Total gains (losses) (realized and unrealized):
Included in earnings	—	3	—	3
Included in other comprehensive income - derivative activity	(21)	—	—	(21)
Included in other comprehensive income - foreign currency translation activity	4	(3)	—	1
Included in regulatory (assets) liabilities	—	—	(2)	(2)
Settlements	23	(1)	—	22
Transfers of (assets) liabilities out of Level 3	334	—	—	334
Balance at the end of the period	$(72)	$71	$(3)	$(4)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$2	$—	$2

The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of March 31, 2014:

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
	(in millions)
Interest rate	$(87)	Subsidiaries’ credit spreads	3.72% - 4.48% (3.9%)
Foreign currency:
Embedded derivative — Argentine Peso	105	Argentine Peso to U.S. Dollar currency exchange rate after 1 year	8.13 - 30.46 (19.96)
Embedded derivative — Euro	(4)	Subsidiaries’ credit spreads	3.72%
Total	$14

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

	Three Months Ended March 31, 2014
	Carrying Amount	Fair Value			Gross Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Long-lived assets held and used:(1)
DPL (East Bend)	$14	$—	$2	$—	$12
Discontinued operations and held-for-sale businesses:(2)
Cameroon	372	—	340	—	38
Goodwill(3)
DPLER	136	—	—	—	136
Buffalo Gap	28	—	—	10	18

	Three Months Ended March 31, 2013
	Carrying Amount	Fair Value			Gross Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Long-lived assets held and used:(1)
Beaver Valley	$61	$—	$—	$15	$46
Long-lived assets held for sale:(1)
Wind turbines	25	—	—	25	—
Discontinued operations and held for sale businesses:
Ukraine utilities	143	—	109	—	38
_____________________________

(1)	See Note 15 — Asset Impairment Expense for further information.

(2)
See Note 16 — Discontinued Operations and Held-For-Sale Businesses for further information. Also, the gross loss equals the carrying amount of the disposal group less its fair value less costs to sell.

(3)	See Note 14 - Goodwill Impairments for further information.
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table sets forth the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, but for which fair value is disclosed.

	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(in millions)
March 31, 2014
Assets
Accounts receivable — noncurrent(1)	$220	$194	$—	$—	$194
Liabilities
Non-recourse debt	15,802	16,191	—	14,026	2,165
Recourse debt	5,683	6,103	—	6,103	—
December 31, 2013
Assets
Accounts receivable — noncurrent(1)	$260	$194	$—	$—	$194
Liabilities
Non-recourse debt	15,380	15,620	—	13,397	2,223
Recourse debt	5,669	6,164	—	6,164	—
_____________________________

(1)
These accounts receivable principally relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in “Noncurrent assets — Other” in the accompanying condensed consolidated balance sheets. The fair value of these accounts receivable excludes value-added tax of $38 million and $46 million at March 31, 2014 and December 31, 2013, respectively.

4. INVESTMENTS IN MARKETABLE SECURITIES
The Company’s investments in marketable debt and equity securities as of March 31, 2014 and December 31, 2013 by security class and by level within the fair value hierarchy have been disclosed in Note 3 — Fair Value. The security classes are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities. As of March 31, 2014, all available-for-sale debt securities had stated maturities within one year. Gains and losses on the sale of investments are determined using the specific-identification method. Pretax gains and losses related to available-for-sale and trading securities are generally immaterial for disclosure purposes. For the three months ended March 31, 2014 and 2013, there were no realized losses on the sale of available-for-sale securities and no other-than-temporary impairment of marketable securities recognized in earnings or other comprehensive income. The following table summarizes the gross proceeds from sale of available-for-sale securities for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Gross proceeds from sales of available-for-sale securities	$1,060	$1,340
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There have been no changes to the information disclosed under Derivatives and Hedging Activities in Note 1 — General and Summary of Significant Accounting Policies included in Item 8. — Financial Statements and Supplementary Data in the 2013 Form 10-K.
Volume of Activity
The following tables set forth, by type of derivative, the Company’s outstanding notional under its derivatives and the weighted-average remaining term as of March 31, 2014 regardless of whether the derivative instruments are in qualifying cash flow hedging relationships:

	Current		Maximum
Interest Rate and Cross Currency	Derivative Notional	Derivative Notional Translated to USD	Derivative Notional	Derivative Notional Translated to USD	Weighted-Average Remaining Term	% of Debt Currently Hedged by Index(2)
	(in millions)				(in years)
Interest Rate Derivatives:(1)
LIBOR (U.S. Dollar)	3,621	$3,621	5,515	$5,515	10	73%
EURIBOR (Euro)	570	785	570	785	8	86%
LIBOR (British Pound)	67	112	67	112	12	84%
Cross Currency Swaps:
Chilean Unidad de Fomento	6	241	6	241	8	85%
_____________________________

(1)
The Company’s interest rate derivative instruments primarily include accreting and amortizing notionals. The maximum derivative notional represents the largest notional at any point between March 31, 2014 and the maturity of the derivative instrument, which includes forward-starting derivative instruments. The interest rate and cross currency derivatives range in maturity through 2033 and 2028, respectively.

(2)
The percentage of variable-rate debt currently hedged is based on the related index and excludes forecasted issuances of debt and variable-rate debt tied to other indices where the Company has no interest rate derivatives.

	March 31, 2014
Foreign Currency Derivatives	Notional(1)	Notional Translated to USD	Weighted-Average Remaining Term (2)
	(in millions)		(in years)
Foreign Currency Options and Forwards:
Chilean Unidad de Fomento	13	$548	1
Chilean Peso	102,538	186	<1
Brazilian Real	241	106	<1
Euro	126	174	<1
Colombian Peso	205,606	105	<1
British Pound	30	51	<1
Philippine Peso	1,376	31	<1
Embedded Foreign Currency Derivatives:
Argentine Peso	796	99	10
Kazakhstani Tenge	2,449	13	2
Brazilian Real	192	83	<1
_____________________________

(1)	Represents contractual notionals. The notionals for options have not been probability adjusted, which generally would decrease them.

(2)
Represents the remaining tenor of our foreign currency derivatives weighted by the corresponding notional. These options and forwards and these embedded derivatives range in maturity through 2017 and 2025, respectively.

	March 31, 2014
		Weighted-Average
Commodity Derivatives	Notional	Remaining Term(1)
	(in millions)	(in years)
Power (MWh)	6	3
_____________________________
(1) Represents the remaining tenor of our commodity derivatives weighted by the corresponding volume. These derivatives range in maturity through 2016.

Accounting and Reporting
Assets and Liabilities
The following tables set forth the Company’s derivative instruments as of March 31, 2014 and December 31, 2013, first by whether or not they are designated hedging instruments, then by whether they are current or noncurrent to the extent they are subject to master netting agreements or similar agreements (where the rights to set-off relate to settlement of amounts receivable and payable under those derivatives) and by balances no longer accounted for as derivatives.

	March 31, 2014			December 31, 2013
	Designated	Not Designated	Total	Designated	Not Designated	Total
	(in millions)
Assets
Interest rate derivatives	$44	$2	$46	$96	$2	$98
Cross currency derivatives	4	—	4	5	—	5
Foreign currency derivatives	7	116	123	4	109	113
Commodity derivatives	30	19	49	8	16	24
Total assets	$85	$137	$222	$113	$127	$240
Liabilities
Interest rate derivatives	$373	$3	$376	$318	$4	$322
Cross currency derivatives	11	—	11	11	—	11
Foreign currency derivatives	34	10	44	15	6	21
Commodity derivatives	22	22	44	7	10	17
Total liabilities	$440	$35	$475	$351	$20	$371

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Current	$55	$177	$32	$157
Noncurrent	167	298	208	214
Total	$222	$475	$240	$371
Derivatives subject to master netting agreement or similar agreement:
Gross amounts recognized in the balance sheet	$92	$438	$91	$314
Gross amounts of derivative instruments not offset	(18)	(18)	(9)	(9)
Gross amounts of cash collateral received/pledged not offset	—	(16)	(3)	(6)
Net amount	$74	$404	$79	$299
Other balances that had been, but are no longer, accounted for as derivatives that are to be amortized to earnings over the remaining term of the associated PPA	$165	$187	$169	$190

Effective Portion of Cash Flow Hedges
The following tables set forth the pretax gains (losses) recognized in accumulated other comprehensive loss (“AOCL”) and earnings related to the effective portion of derivative instruments in qualifying cash flow hedging relationships (including amounts that were reclassified from AOCL as interest expense related to interest rate derivative instruments that previously, but no longer, qualify for cash flow hedge accounting), as defined in the accounting standards for derivatives and hedging, for the periods indicated:

	Gains (Losses) Recognized in AOCL			Gains (Losses) Reclassified from AOCL into Earnings
	Three Months Ended March 31,		Classification in Condensed Consolidated Statements of Operations	Three Months Ended March 31,
Type of Derivative	2014	2013		2014	2013
	(in millions)			(in millions)
Interest rate derivatives	$(150)	$(13)	Interest expense	$(31)	$(32)
			Non-regulated cost of sales	(1)	(1)
			Net equity in earnings of affiliates	(1)	(2)
Cross currency derivatives	(3)	1	Interest expense	(1)	(3)
			Foreign currency transaction gains (losses)	(10)	5
Foreign currency derivatives	(15)	1	Foreign currency transaction gains (losses)	7	2
Commodity derivatives	24	(5)	Non-regulated revenue	13	—
			Non-regulated cost of sales	2	—
Total	$(144)	$(16)		$(22)	$(31)
The pretax accumulated other comprehensive income (loss) expected to be recognized as an increase (decrease) to income from continuing operations before income taxes over the next twelve months as of March 31, 2014 is $(112) million for interest rate hedges, $(5) million for cross currency swaps, $2 million for foreign currency hedges, and $1 million for commodity and other hedges.
Ineffective Portion of Cash Flow Hedges
The following table sets forth the pretax gains (losses) recognized in earnings related to the ineffective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the periods indicated:

		Gains (Losses) Recognized in Earnings
	Classification in Condensed Consolidated Statements of Operations	Three Months Ended March 31,
Type of Derivative		2014	2013
		(in millions)
Interest rate derivatives	Interest expense	$—	$(1)
Total		$—	$(1)

Not Designated for Hedge Accounting
The following table sets forth the gains (losses) recognized in earnings related to derivative instruments not designated as hedging instruments under the accounting standards for derivatives and hedging and the amortization of balances that had been, but are no longer, accounted for as derivatives, for the periods indicated:

		Gains (Losses) Recognized in Earnings
	Classification in Condensed Consolidated Statements of Operations	Three Months Ended March 31,
Type of Derivative		2014	2013
		(in millions)
Interest rate derivatives	Interest expense	$—	$1
	Net equity in earnings of affiliates	—	(6)
Foreign currency derivatives	Foreign currency transaction gains (losses)	23	6
	Net equity in earnings of affiliates	(4)	(3)
Commodity and other derivatives	Non-regulated revenue	3	(8)
	Regulated revenue	—	(3)
	Non-regulated cost of sales	—	1
	Regulated cost of sales	(8)	—
	Income (loss) from operations of discontinued businesses	(5)	(13)
Total		$9	$(25)
Credit Risk-Related Contingent Features
DP&L, a utility within our United States strategic business unit, has certain over-the-counter commodity derivative contracts under master netting agreements that contain provisions that require DP&L to maintain an investment-grade issuer credit rating from credit rating agencies. Since DP&L's rating has fallen below investment grade, certain of the counterparties to the derivative contracts have requested immediate and ongoing full overnight collateralization of the mark-to-market loss (fair value excluding credit valuation adjustments), which was $33 million and $11 million as of March 31, 2014 and December 31, 2013, respectively, for all derivatives with credit risk-related contingent features. As of March 31, 2014 and December 31, 2013, DP&L had posted $16 million and $6 million, respectively, of cash collateral directly with third parties and in a broker margin account and DP&L held no cash collateral from counterparties to its derivative instruments that were in an asset position. After consideration of the netting of counterparty assets, DP&L could have been required to, but did not, provide additional collateral of $4 million and $0 million as of March 31, 2014 and December 31, 2013, respectively.
6. FINANCING RECEIVABLES
Financing receivables are defined as receivables that have contractual maturities of greater than one year. The Company has financing receivables pursuant to amended agreements or government resolutions that are due from certain Latin American governmental bodies, primarily in Argentina. The following table sets forth the breakdown of financing receivables by country as of the periods indicated:

	March 31, 2014	December 31, 2013
	(in millions)
Argentina(1)	$139	$164
Dominican Republic	2	2
Brazil	15	18
Total long-term financing receivables	$156	$184
_____________________________

(1)
Excludes noncurrent receivables of $101 million and $122 million, respectively, as of March 31, 2014 and December 31, 2013, which have not been converted into financing receivables and do not have contractual maturities of greater than one year. Also, excludes the foreign currency-related embedded derivative assets associated with the financing receivables which had a fair value of $104 million and $97 million, respectively, as of March 31, 2014 and December 31, 2013.

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
In March 2013, the Argentine government passed Resolution No. 95/2013 ("Resolution 95") to introduce a new energy regulatory framework. Applicable to the majority of generation companies, the new regulatory framework remunerates the fixed and variable costs plus a margin depending on the type of fuel consumed and technology used. On May 31, 2013, Resolution 95 became effective retroactively to February 1, 2013. CAMMESA, the administrator of the wholesale electricity market in Argentina, has been billing the generation companies in accordance with the Resolution 95 procedures since June 2013. In addition, Resolution 95 determines the portion of future outstanding receivables that shall be contributed into the new trusts to be set up by the Argentine government. In March 2014, AES Argentina signed a framework agreement with the Secretary of Energy that outlines a plan to make an investment in new energy capacity in which AES Argentina will maintain 100% ownership, utilizing Resolution 95 new trust receivables to be accumulated through December 31, 2015. Terms and conditions of this plan are still being negotiated.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information
The following tables summarize financial information of the Company’s 50%-or-less owned affiliates that are accounted for using the equity method.

	50%-or-less Owned Affiliates
For the Three months ended March 31,	2014	2013
	(in millions)
Revenue	$277	$359
Operating margin	77	286
Net income (loss)	49	(2)

8. DEBT
Recourse Debt
In February 2014, the Company redeemed in full the $110 million balance of its 7.75% senior unsecured notes due March 2014. On March 7, 2014, the Company issued $750 million aggregate principal amount of 5.50% senior notes due 2024. Concurrent with this offering, the Company redeemed via tender offers $625 million aggregate principal of its existing 8.00% senior unsecured notes due 2017. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $132 million that is included in the Condensed Consolidated Statement of Operations.
Non-Recourse Debt
Significant transactions
During the three months ended March 31, 2014, we had the following significant debt transactions at our subsidiaries:

•	Mong Duong drew $143 million under its construction loan facility;

•	Tietê issued new debt of $129 million partially offset by repayments of $52 million;

•	Gener issued new debt of $129 million more than offset by repayments of $149 million.

Debt in default
The following table summarizes the Company’s subsidiary non-recourse debt in default or accelerated as of the period indicated. The debt is classified as current non-recourse debt unless otherwise indicated:

	Primary Nature of Default	March 31, 2014
Subsidiary		Default Amount	Net Assets
		(in millions)
Maritza	Covenant	$820	$743
Kavarna	Covenant	197	91
		$1,017
In addition to the defaults listed in the table above, discontinued operations at Sonel and Kribi in Cameroon had debt in default of $236 million and $251 million; and net assets of $487 million and $(5) million, respectively as of March 31, 2014. For further information please see Note 16 — Discontinued Operations and Held-for-Sale Businesses.
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
In addition, in the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the corporate debt agreements of The AES Corporation, there could be a cross-default to the Company’s recourse debt. As of March 31, 2014, none of the defaults listed above individually or in the aggregate results in a cross-default under the recourse debt of the Company.
9. CONTINGENCIES AND COMMITMENTS
Guarantees, Letters of Credit and Commitments
In connection with certain project financing, acquisition, power purchase and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to more than 20 years. The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2014. Amounts presented in the table below represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The amounts include obligations made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of its businesses of $24 million.

Contingent Contractual Obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees and commitments	$434	21	<$1 - 53
Cash collateralized letters of credit	129	12	<$1 - 85
Letters of credit under the senior secured credit facility	1	2	<$1
Total	$564	35
During the three months ended March 31, 2014, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts of letters of credit.

Environmental
The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of March 31, 2014, the Company had recorded liabilities of $19 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation with current legislation or costs for new legislation introduced could be higher or lower than the amount currently accrued. Moreover, where no reserve has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2014. In aggregate, the Company estimates that the range of potential losses related to environmental matters, where estimable, to be from $1 million up to $3 million. The amounts considered reasonably possible do not include amounts reserved as discussed above.
Litigation
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recorded aggregate reserves for all claims of approximately $251 million and $239 million as of March 31, 2014 and December 31, 2013, respectively. These reserves are reported on the condensed consolidated balance sheets within “accrued and other liabilities” and “other noncurrent liabilities.” A significant portion of the reserves relate to employment, non-income tax and customer disputes in international jurisdictions, principally Brazil. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these reserves will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
The Company believes, based upon information it currently possesses and taking into account established reserves for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no reserve has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2014. The material contingencies where a loss is reasonably possible primarily include: claims under financing agreements; disputes with offtakers, suppliers and EPC contractors; alleged violation of monopoly laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $947 million and $1.4 billion. The amounts considered reasonably possible do not include amounts reserved, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
10. PENSION PLANS
Total pension cost for the periods indicated included the following components:

	Three Months Ended March 31,
	2014		2013
	U.S.	Foreign	U.S.	Foreign
	(in millions)
Service cost	$3	$4	$4	$7
Interest cost	12	122	11	139
Expected return on plan assets	(16)	(90)	(15)	(130)
Amortization of prior service cost	2	1	1	—
Amortization of net loss	3	8	7	20
Total pension cost	$4	$45	$8	$36
Total employer contributions for the three months ended March 31, 2014 for the Company’s U.S. and foreign subsidiaries were $54 million and $47 million, respectively. The expected remaining scheduled employer contributions for 2014 are $1 million and $123 million for U.S. and foreign subsidiaries, respectively.

11. EQUITY
Changes in Equity
The following table provides a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, noncontrolling interests and total equity as of the periods indicated:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Balance at the beginning of the period	$4,330	$3,321	$7,651	$4,569	$2,945	$7,514
Net income (loss)	(58)	124	66	82	117	199
Total foreign currency translation adjustment, net of income tax	(40)	51	11	(42)	7	(35)
Total change in derivative fair value, net of income tax	(47)	(54)	(101)	7	1	8
Total pension adjustments, net of income tax	2	4	6	3	11	14
Capital contributions from noncontrolling interests	—	31	31	—	55	55
Distributions to noncontrolling interests	—	(24)	(24)	—	(27)	(27)
Disposition of businesses	—	(5)	(5)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	6	—	6	14	—	14
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	—	(1)	(1)
Balance at the end of the period	$4,193	$3,448	$7,641	$4,633	$3,108	$7,741
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component, net of tax and noncontrolling interests for the three months ended March 31, 2014 were as follows:

	Unrealized derivative losses, net	Unfunded pension obligations, net	Foreign currency translation adjustment, net	Total
	(in millions)
Balance at the beginning of the period	$(307)	$(291)	$(2,284)	$(2,882)
Other comprehensive income before reclassifications	(66)	—	(46)	(112)
Amounts reclassified from accumulated other comprehensive loss	19	2	6	27
Net current-period other comprehensive income	(47)	2	(40)	(85)
Balance at the end of the period	$(354)	$(289)	$(2,324)	$(2,967)

Reclassifications out of accumulated other comprehensive loss for the periods indicated were as follows:

Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Condensed Consolidated Statement of Operations	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
		(in millions) (1)
Unrealized derivative losses, net
	Non-regulated revenue	$13	$—
	Non-regulated cost of sales	1	(1)
	Interest expense	(32)	(35)
	Foreign currency transaction gains (losses)	(3)	7
	Income from continuing operations before taxes and equity in earnings of affiliates	(21)	(29)
	Income tax expense	3	7
	Net equity in earnings of affiliates	(1)	(2)
	Income from continuing operations	(19)	(24)
	Income from continuing operations attributable to noncontrolling interests	—	2
	Net income (loss) attributable to The AES Corporation	$(19)	$(22)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	(8)	(20)
	Non-regulated cost of sales	(1)	(1)
	Income from continuing operations before taxes and equity in earnings of affiliates	(9)	(21)
	Income tax expense	3	7
	Income from continuing operations	(6)	(14)
	Income from continuing operations attributable to noncontrolling interests	4	11
	Net income (loss) attributable to The AES Corporation	$(2)	$(3)
Foreign currency translation adjustment, net
	Gain on sale of investments	$—	$3
	Net loss from disposal and impairments of discontinued businesses	(6)	—
	Net income (loss) attributable to The AES Corporation	$(6)	$3
Total reclassifications for the period, net of income tax and noncontrolling interests		$(27)	$(22)
_____________________________

(1)	Amounts in parentheses indicate debits to the condensed consolidated statement of operations.
12. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the business internally and is organized by geographic regions which provide better socio-political-economic understanding of our business. The management reporting structure is organized along six strategic business units (“SBUs”) — led by our Chief Executive Officer (“CEO”). Using the accounting guidance on segment reporting, the Company has determined that it has six reportable segments corresponding to its six SBUs:

•	US SBU;

•	Andes SBU;

•	Brazil SBU;

•	MCAC SBU;

•	EMEA SBU; and

•	Asia SBU
Corporate and Other — Silver Ridge Power (formerly AES Solar Holding Company) and certain other unconsolidated businesses are accounted for using the equity method of accounting; therefore, their operating results are included in “Net Equity in Earnings of Affiliates” on the face of the Condensed Consolidated Statements of Operations, not in revenue or Adjusted pre-tax contribution (“Adjusted PTC”). “Corporate and Other” also includes corporate overhead costs which are not directly associated with the operations of our six reportable segments and other intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pre-tax income from continuing operations attributable to AES excluding unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, gains or losses due to dispositions and acquisitions of business interests, losses due to impairments and costs due to the early retirement of debt. The Company has concluded that Adjusted PTC best reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists the investors in determining which businesses have the greatest impact on the overall Company results.
Corporate allocations include certain self-insurance activities which are reflected within segment adjusted PTC. All intra-segment activity has been eliminated with respect to revenue and adjusted PTC within the segment. Inter-segment activity has been eliminated within the total consolidated results. Asset information for businesses that were discontinued or classified as held-for-sale as of March 31, 2014 is segregated and is shown in the line “Discontinued businesses” in the accompanying segment tables.
Information about the Company’s operations by segment for the periods indicated was as follows:

Revenue	Total Revenue		Intersegment		External Revenue
Three Months Ended March 31,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$1,001	$886	$—	$—	$1,001	$886
Andes SBU	620	690	—	—	620	690
Brazil SBU	1,445	1,429	—	—	1,445	1,429
MCAC SBU	638	669	(1)	—	637	669
EMEA SBU	391	343	—	—	391	343
Asia SBU	168	133	—	—	168	133
Corporate and Other	2	1	(2)	(1)	—	—
Total Revenue	$4,265	$4,151	$(3)	$(1)	$4,262	$4,150

	Total Adjusted Pre-tax Contribution		Intersegment		External Adjusted Pre-tax Contribution
Adjusted Pre-Tax Contribution (1)
Three Months Ended March 31,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$75	$133	$3	$2	$78	$135
Andes SBU	53	81	3	3	56	84
Brazil SBU	69	42	1	1	70	43
MCAC SBU	65	56	4	3	69	59
EMEA SBU	115	96	3	3	118	99
Asia SBU	8	31	1	1	9	32
Corporate and Other	(142)	(169)	(15)	(13)	(157)	(182)
Total Adjusted Pre-Tax Contribution	$243	$270	$—	$—	$243	$270
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains (losses)					10	(14)
Unrealized foreign currency gains (losses)					(26)	(25)
Disposition/acquisition gains					1	3
Impairment losses					(166)	(48)
Loss on extinguishment of debt					(134)	(43)
Pre-tax contribution					(72)	143
Add: income from continuing operations before taxes, attributable to noncontrolling interests					215	171
Less: Net equity in earnings of affiliates					25	4
Income from continuing operations before taxes and equity in earnings of affiliates					$118	$310
_____________________________

(1)
Adjusted pre-tax contribution in each segment before intersegment eliminations includes the effect of intercompany transactions with other segments except for interest, charges for certain management fees and the write-off of intercompany balances.

Assets by segment as of the periods indicated were as follows:

	Total Assets
	March 31, 2014	December 31, 2013
Assets	(in millions)
US SBU	$9,813	$9,952
Andes SBU	7,276	7,356
Brazil SBU	9,288	8,388
MCAC SBU	5,058	5,075
EMEA SBU	4,276	4,191
Asia SBU	2,920	2,810
Discontinued businesses	1,590	1,718
Corporate and Other & eliminations	752	921
Total Assets	$40,973	$40,411
13. OTHER INCOME AND EXPENSE
Other Income
Other income generally includes contract terminations, gains on asset sales and extinguishments of liabilities, favorable judgments on contingencies, and other income from miscellaneous transactions. The components of other income are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Contract termination (Beaver Valley)	$—	$60
Other	11	8
Total other income	$11	$68
Other Expense
Other expense generally includes losses on asset sales, legal contingencies and losses from other miscellaneous transactions. The components of other expense are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Loss on sale and disposal of assets	$7	$14
Contract termination	—	7
Other	1	5
Total other expense	$8	$26
14. GOODWILL IMPAIRMENT
DPLER — During the first quarter of 2014, the Company performed an interim impairment test on the $136 million goodwill at its DPLER reporting unit, a competitive retail marketer selling retail electricity to customers in Ohio and Illinois. The DPLER reporting unit was identified as being "at risk" during the fourth quarter of 2013. The impairment indicators arose based on market information available regarding actual and proposed sales of competitive retail marketers, which indicated a significant decline in valuations during the first quarter of 2014.
In Step 1 of the interim impairment test, the fair value of the reporting unit was determined to be less than its carrying amount under both the market approach and the income approach using a discounted cash flow valuation model. The significant assumptions included commodity price curves, estimated electricity to be demanded by its customers, changes in its customer base through attrition and expansion, discount rates, the assumed tax structure and the level of working capital required to run the business.
In the preliminary Step 2, the goodwill was determined to have an implied fair value of zero after the hypothetical purchase price allocation and the Company accordingly recognized a full impairment of the $136 million in goodwill at the DPLER reporting unit during the three months ended March 31, 2014. The full impairment represents the Company's best estimate of the impairment loss based on the latest information available and the results of the preliminary Step 2 test. The Step 2 test is incomplete, due to the significant amount of work required to calculate the implied fair value of goodwill for a competitive retail marketer and due to the timing of the identification of the interim impairment indicator. The significant items in the Step 2 test that are incomplete include, but are not limited to, the assumed tax structure, the valuation of customer relationship and customer contract intangible assets, trade name valuation and valuation of other executory contracts. In the second quarter of 2014, the Company expects to finalize the measurement of the goodwill impairment charge. DPLER is reported in the US SBU reportable segment.
Buffalo Gap — During the first quarter of 2014, the Company recognized an $18 million impairment of its goodwill at its Buffalo Gap reporting unit, which is comprised of three wind projects in Texas with an aggregate generation capacity of 524 MW, and is reported in the US SBU reportable segment.
15. ASSET IMPAIRMENT EXPENSE

	Three Months Ended March 31,
	2014	2013
	(in millions)
Beaver Valley	$—	$46
DP&L (East Bend)	12	—
Other	—	2
Total asset impairment expense	$12	$48
DP&L (East Bend) — During the first quarter of 2014, the Company tested the recoverability of long-lived assets at East Bend, a 186 MW coal-fired plant in Ohio jointly owned by DP&L (a wholly-owned subsidiary of AES). Indications during that quarter that the fair value of the asset group was less than its carrying amount were determined to be impairment indicators given how narrowly these long-lived assets had passed the recoverability test during the fourth quarter of 2013. During the first quarter of 2014, the Company determined that the carrying amount of the asset group was not recoverable. The East Bend asset group was determined to have a fair value of $2 million using the market approach. As a result, the Company recognized an asset impairment expense of $12 million. East Bend is reported in the US SBU reportable segment.
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
16. DISCONTINUED OPERATIONS AND HELD-FOR-SALE BUSINESSES
The following table summarizes the revenue, income from operations, income tax expense, impairment and loss on disposal of all discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2014	2013 (1)
	(in millions)
Revenue	$129	$262
Income from operations of discontinued businesses, before income tax	$34	$2
Income tax benefit (expense)	(14)	2
Income from operations of discontinued businesses, after income tax	$20	$4
Net loss from disposal and impairments of discontinued businesses, after income tax	$(43)	$(36)
(1) Includes the results of operations of our Ukraine utility businesses, which were sold in April 2013.
Cameroon—In September 2013, a subsidiary of the Company executed sale agreements for the sale of AES White Cliffs B.V. (owner of 56% of AES SONEL S.A), AES Kribi Holdings B.V. (owner of 56% of Kribi Power Development Company S.A.) and AES Dibamba Holdings B.V., (owner of 56% of Dibamba Power Development Company S.A.). The transaction is subject to the Cameroon government approval and certain conditions precedent, which should be fulfilled or waived during the second quarter of 2014 so that the transaction is expected to close at that time. Since meeting the held-for-sale criteria in September 2013, the Company has recognized impairments of $101 million representing the difference between their aggregate carrying amount of $435 million and fair value less costs to sell of $334 million. These businesses were previously reported in EMEA Generation segment and "Corporate and Other".

Saurashtra—In October 2013, the Company executed a sale agreement for the sale of its wholly owned subsidiary AES Saurashtra Private Ltd, a 39 MW wind project in India. The sale transaction closed on February 24, 2014 and net proceeds of $8 million were received. Saurashtra was previously reported in the Asia SBU reportable segment.
U.S. wind projects—In November 2013, the Company executed an agreement for the sale of its 100% membership interests in three wind projects with an aggregate generation capacity of 234 MW: Condon in California, Lake Benton I in Minnesota and Storm Lake II in Iowa. Under the terms of the sale agreement, the buyer has an option to purchase the Company's 100% interest in Armenia Mountain, a 101 MW wind project in Pennsylvania at a fixed price of $75 million. The option is exercisable between January 1, 2015 and April 1, 2015 (both dates inclusive). The sale transaction closed on January 30, 2014 and net proceeds of $27 million were received. Approximately $3 million of the net proceeds received has been deferred and allocated to the buyer's option to purchase Armenia Mountain. These wind projects were previously reported in the US SBU reportable segment. Armenia Mountain has not met the held-for-sale criteria and, accordingly, is reflected within continuing operations.
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
18. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted-average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive restricted stock units, stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. The following tables present a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the three months ended March 31, 2014 and 2013. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended March 31,
	2014			2013
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(47)	724	$(0.07)	$112	745	$0.15
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	—	—	—	3	—
DILUTED EARNINGS PER SHARE	$(47)	724	$(0.07)	$112	749	$0.15
The calculation of diluted earnings per share excluded 5 million and 8 million options outstanding at March 31, 2014 and 2013, respectively, that could potentially dilute basic earnings per share in the future. These options were not included in the computation of diluted earnings per share because the exercise price of these options exceeded the average market price during the related period.
The calculation of diluted earnings per share also excluded 2 million and 1 million restricted stock units outstanding at March 31, 2014 and 2013, respectively, that could potentially dilute basic earnings per share in the future. These restricted stock units were not included in the computation of diluted earnings per share because the average amount of compensation cost per share attributed to future service and not yet recognized exceeded the average market price during the related period and thus to include the restricted units would have been anti-dilutive.
For the three months ended March 31, 2014 and 2013, all 15 million shares of potential common stock associated with convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.

During the three months ended March 31, 2014, 1 million shares of common stock were issued under the Company’s profit-sharing plan.
19. SUBSEQUENT EVENTS
Guacolda—On April 11, 2014, AES Gener undertook a series of transactions, pursuant to which AES Gener acquired the interests it did not previously own in Guacolda, an equity method investment of AES Gener, and simultaneously sold the ownership interest to Global Infrastructure Partners ("GIP"). The transaction provided GIP with substantive participating rights in Guacolda, and, as a result, the Company will continue to account for its investment in Guacolda using the equity method of accounting.
Dividend—On April 18, 2014, the Company's Board of Directors declared a quarterly common stock dividend of $0.05 per outstanding common share payable on May 15, 2014, to the shareholders of record at the close of business on May 1, 2014.
Gener Capital Increase—During April 2014, AES Gener S.A. initiated an equity capital increase of $150 million to finance its equity contribution to the Alto Maipo hydroelectric power project. As part of the capital increase, Gener is offering additional shares to its existing shareholders, who have a 30-day preemptive right period to subscribe to these additional shares. The Company plans to subscribe its allocated portion of these equity shares and does not expect its ownership percentage in Gener to change as a result of this transaction.
Brazil—On April 2, 2014, the Brazilian government issued Decree 8,221/2014, authorizing CCEE - Electricity Trading Chamber, which is an independent entity in the Brazilian electricity market, to obtain funds by issuing bonds, the proceeds from which will be provided to distribution companies to cover in part, or in total, the higher costs of energy purchased due to involuntary exposure in the spot market and thermoelectric dispatches. CCEE will be responsible for managing the transfer of funds to the distribution companies. ANEEL’s responsibilities will be to approve the amounts to be transferred to the distribution companies on a monthly basis during 2014. On April 22, 2014, ANEEL set forth the amounts to be transferred to AES Sul and AES Eletropaulo related to February 2014 in the amount of $90 million and $201 million, respectively, which was deposited in their corresponding guarantee accounts on April, 28th, 2014. On May 5, 2014, ANEEL set forth the amounts to be transferred to AES Sul and AES Eletropaulo related to March 2014 in the amount of $34 million and $117 million, respectively, which are expected to be deposited in their corresponding guarantee accounts during the first half of May 2014.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “AES,” “the Company,” “us,” or “we” refer to the consolidated entity and all of its subsidiaries and affiliates, collectively. The term “The AES Corporation” or “the Parent Company” refers only to the parent, publicly-held holding company, The AES Corporation, excluding its subsidiaries and affiliates. The condensed consolidated financial statements included in Item 1. — Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2013 Form 10-K.
FORWARD-LOOKING INFORMATION
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A. — Risk Factors and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.
Overview of Our Business
We are a diversified power generation and utility company organized into six market-oriented Strategic Business Units (“SBUs”): US (United States), Andes (Chile, Colombia, and Argentina), Brazil, MCAC (Mexico, Central America and the Caribbean), EMEA (Europe, Middle East and Africa), and Asia. For additional information regarding our business, see Item 1. —Business of our 2013 Form 10-K.

Our Organization — The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the business internally and is organized by geographic regions which provide better socio-political-economic understanding of our business. The management reporting structure is organized along six strategic business units (“SBUs”) — led by our Chief Executive Officer (“CEO”). Using the accounting guidance on segment reporting, the Company has determined that its reportable segments correspond to the six SBU's. Management’s discussion and analysis of Operating Margin, Adjusted Operating Margin and Adjusted Pre-Tax Contribution is organized according to the SBU structure as follows:

•	US SBU

•	Andes SBU

•	Brazil SBU

•	MCAC SBU

•	EMEA SBU

•	Asia SBU
Corporate and Other — The Company’s corporate operations are reported within “Corporate and Other” because they do not require separate disclosure under segment reporting accounting guidance.
Key Topics in the Management Discussion and Analysis
Our discussion covers the following:

•	Overview of Q1 2014 Results, Management's Strategic Priorities and Strategic Performance

•	Review of Consolidated Results of Operations

•	SBU Analysis and Non-GAAP Measures

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity
Q1 2014 Performance
In the first quarter of 2014, our performance was driven by low availability at DPL, very dry hydrological conditions in Brazil and Panama and capital allocation decisions, resulting in lower parent interest expense and a lower share count.
Earnings Per Share Results in Q1 2014

	Three Months Ended March 31,
	2014	2013	Change	% Change
Diluted earnings per share from continuing operations	$(0.07)	$0.15	$(0.22)	-147%
Adjusted earnings per share (a non-GAAP measure)(1)	$0.24	$0.27	$(0.03)	-11%
_____________________________

(1)	See reconciliation and definition under Non-GAAP Measures.

Three Months Ended March 31, 2014
Diluted earnings per share from continuing operations decreased $0.22, or 147%, to $(0.07) principally due to 2014 goodwill impairments in the US, the loss on the early extinguishment of debt at the Parent Company in 2014, and higher other income in 2013 due to the gain from the PPA termination at Beaver Valley.
Adjusted earnings per share, a non-GAAP measure, decreased by 11% primarily due to lower other income as discussed above.
Management’s Strategic Priorities
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

Q1 2014 Strategic Performance
We continue to execute on our strategic objectives of safe, reliable and sustainable operations, improvement of available capital and deployment of discretionary cash and realignment of our geographic focus. Key highlights of our progress during the three months ended March 31, 2014 include:
Safe, Reliable and Sustainable Operations
Our Key Performance Indicators ("KPIs") for the periods indicated are as follows:

	Three Months Ended March 31,
Key Performance Indicators	2014	2013	Variance
Safety: Employee Lost-Time Incident Case Rate	.107	.120	11%
Safety: Operational Contractor Lost-Time Incident Case Rate	.035	.084	58%
Generation
Commercial Availability (%)	91.0%	93.0%	(2.0)%
Equivalent Forced Outage Factor (EFOF, %)	3.2%	2.9%	(0.3)%
Heat Rate (BTU/kWh)	9,708	9,580	(128)
Utility
System Average Interruption Duration Index (SAIDI, hours)	5.5	6.2	0.70
System Average Interruption Frequency Index (SAIFI, number of interruptions)	3.7	3.3	(0.40)
Non-Technical Losses (%)	1.9%	2.5%	0.60%
_________________________________________________
Definitions:

•	Lost-Time Incident Case Rate: Number of lost-time cases per number of full-time employees or contractors.

•	Commercial Availability: Actual variable margin, as a percentage of potential variable margin if the unit had been available at full capacity during outages.

•	Equivalent Forced Outage Factor: The percentage of the time that a plant is not capable of producing energy, due to unplanned operational reductions in production.

•	Heat Rate: The amount of energy used by an electrical generator or power plant to generate one kilowatt-hour (kWh).

•	System Average Interruption Duration Index: The total hours of interruption the average customer experiences annually. Trailing 12-month average.

•	System Average Interruption Frequency Index: The average number of interruptions the average customer experiences annually. Trailing 12-month average.

•	Non-Technical Losses: Delivered energy that was not billed due to measurement error, theft or other reasons. Trailing 12-month average.

We continue to focus on safety as our top priority. Our safety performance improved in the first quarter of 2014, as we lowered our lost-time incident case rates for both employees and operational contractors.
Generation in gigawatt-hours (GWh) was flat from the first quarter of 2013, mainly driven by dry hydrological conditions in Panama and Brazil. These dry conditions were offset primarily by increased thermal generation in Bulgaria and new capacity in Chile.
Compared to the first quarter of 2013, our performance on our KPIs was mixed, as our generation KPIs declined while indicators for our utilities improved. Our Commercial Availability performance decreased, driven primarily by an increase in planned maintenance in Chile. In addition, we recognized an unfavorable increase in our Equivalent Forced Outage Factor, largely driven by our unplanned outages at our generation plants in Ohio and the Philippines, but most of these events have been resolved and mitigation plans have been implemented. For utilities, our performance on System Average Interruption Duration Index ("SAIDI") and Non-Technical Losses improved during the quarter.

Improving Available Capital and Deployment of Discretionary Cash
We continue to focus on improving cash generation and optimizing the use of our parent discretionary cash. During the first quarter of 2014, we generated $221 million of cash flow from operating activities, a decline from the prior year, driven by higher working capital requirements at our utilities in the United States and Brazil, as well proceeds from the PPA termination at Beaver Valley in the first quarter of 2013. In terms of uses, we paid a quarterly dividend of $0.05 per share, allocated $123 million to reduce or refinance recourse debt and extend near-term maturities at the Parent Company, and invested $29 million in our subsidiaries for platform expansions and other purposes.
Realigning Our Geographic Focus
In the first quarter of 2014, we commenced construction of the 1,320 MW OPGC II coal-fired project in India. We also continued to advance our pipeline of 4,082 MW of new capacity under construction, including the 531 MW Alto Maipo hydroelectric project in Chile. We also continued progress on environmental upgrades of approximately 2,400 MW, which are under construction at Indianapolis Power & Light (IPL). These projects are scheduled to come on-line through 2018.

Review of Consolidated Results of Operations

	Three Months Ended March 31,
Results of operations	2014	2013	$ change	% change
	($ in millions, except per share amounts)
Revenue:
US SBU	$1,001	$886	$115	13%
Andes SBU	620	690	(70)	-10%
Brazil SBU	1,445	1,429	16	1%
MCAC SBU	638	669	(31)	-5%
EMEA SBU	391	343	48	14%
Asia SBU	168	133	35	26%
Corporate and Other	2	1	1	100%
Intersegment eliminations	(3)	(1)	(2)	-200%
Total Revenue	4,262	4,150	112	3%
Operating Margin:
US SBU	$134	$145	$(11)	-8%
Andes SBU	91	134	(43)	-32%
Brazil SBU	321	203	118	58%
MCAC SBU	89	105	(16)	-15%
EMEA SBU	133	114	19	17%
Asia SBU	10	38	(28)	-74%
Corporate and Other	(1)	(3)	2	67%
Intersegment eliminations	17	13	4	31%
Total Operating Margin	794	749	45	6%
General and administrative expenses	(51)	(54)	3	6%
Interest expense	(373)	(370)	(3)	-1%
Interest income	63	65	(2)	-3%
Loss on extinguishment of debt	(134)	(47)	(87)	-185%
Other expense	(8)	(26)	18	69%
Other income	11	68	(57)	-84%
Gain on sale of investments	1	3	(2)	-67%
Goodwill impairment expense	(154)	—	(154)	NA
Asset impairment expense	(12)	(48)	36	75%
Foreign currency transaction losses	(19)	(30)	11	37%
Income tax expense	(54)	(83)	29	35%
Net equity in earnings of affiliates	25	4	21	525%
Income from continuing operations	89	231	(142)	-61%
Income from operations of discontinued businesses	20	4	16	400%
Net loss from disposal and impairments of discontinued businesses	(43)	(36)	(7)	-19%
Net income	66	199	(133)	-67%
Noncontrolling interests:
Income from continuing operations attributable to noncontrolling interests	(136)	(119)	(17)	-14%
Loss from discontinued operations attributable to noncontrolling interests	12	2	10	500%
Net (loss) income attributable to The AES Corporation	$(58)	$82	$(140)	-171%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
(Loss) income from continuing operations, net of tax	$(47)	$112	$(159)	-142%
Loss from discontinued operations, net of tax	(11)	(30)	19	63%
Net (loss) income	$(58)	$82	$(140)	-171%
Net cash provided by operating activities	$221	$618	$(397)	-64%
Cash dividends per common share	$—	$—	$—	—%

Three months ended March 31, 2014:
Revenue increased $112 million, or 3%, to $4.3 billion in the three months ended March 31, 2014 compared with $4.2 billion in the three months ended March 31, 2013. Including the unfavorable impact of foreign currency of $335 million, the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall favorable variance of $115 million driven by DPL in Ohio due to increased demand related to weather, IPL in Indiana due to higher retail demand as a result of cold weather and higher wholesale prices and pass-through fuel costs, Hawaii as a result of fewer outages, Laurel Mountain in West Virginia due to higher market prices, and contributions from two new Energy Storage projects.

•
Andes — Overall unfavorable impact of $70 million driven by Argentina due to the impact of Resolution 95 and unfavorable foreign exchange, Chile as a result of lower contract rates, and Chivor in Colombia due to unfavorable foreign exchange.

•
Brazil — Overall favorable impact of $16 million driven by higher rates at Tietê due to increased spot prices and the annual adjustment of the contract price, and higher volumes and rates at Eletropaulo and Sul, partially offset by unfavorable foreign exchange rates, as well as lower volumes at Uruguaiana.

•
MCAC — Overall unfavorable impact of $31 million driven by the Dominican Republic due to lower LNG sales and El Salvador as a result of a one-time unfavorable adjustment to unbilled revenue and lower pass-through costs.

•
EMEA — Overall favorable impact of $48 million driven by Ballylumford in the United Kingdom, as a result of higher dispatch and favorable foreign exchange rates, Maritza in Bulgaria due to higher generation and prices and favorable foreign exchange rates, Jordan due to higher pass-through costs, and contributions from U.K. Wind businesses due to new operations at Sixpenny Wood and Yelvertoft which commenced operation in July 2013 as well as higher generation from Drone Hill.

•	Asia — Overall favorable impact of $35 million driven by higher generation at Kelanitissa in Sri Lanka due to low hydrology.
Operating margin increased $45 million, or 6%, to $794 million in the three months ended March 31, 2014 compared with $749 million in the three months ended March 31, 2013. Including the unfavorable impact of foreign currency of $63 million, the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall unfavorable impact of $11 million driven by DPL primarily as outages and lower gas availability resulted in higher purchased power and related costs to supply higher demand from cold weather. The results at DPL were partially offset by fewer outages at Hawaii, an increase in market prices at Laurel Mountain, and lower fixed costs relating to the termination of the PPA in 2013 at Beaver Valley.

•
Andes — Overall unfavorable impact of $43 million driven by Chile due to lower availability due to planned outages, lower contract prices and higher spot energy purchases, somewhat offset by full quarter impact of new operations at Ventanas IV.

•
Brazil — Overall favorable impact of $118 million driven by Tietê due to higher sales in the spot market, partially offset by lower contract volumes and unfavorable foreign exchange rates, and Eletropaulo as a result of higher tariffs and volumes, partially offset by unfavorable foreign exchange rates.

•
MCAC — Overall unfavorable impact of $16 million driven by Panama due to dry hydrological conditions, which resulted in lower generation and higher energy purchases and El Salvador due to one-time unfavorable adjustment to unbilled revenue, partially offset by the Dominican Republic due to higher availability, higher PPA prices, and lower fuel costs.

•
EMEA — Overall favorable impact of $19 million driven by Maritza with higher rates, U.K. Wind businesses due to new operations at Sixpenny Wood and Yelvertoft and higher generation from Drone Hill, Ballylumford due to increased dispatch, and Kilroot in the United Kingdom due to higher rates, including income from energy price hedges, partially offset by lower dispatch and higher outages.

•
Asia — Overall unfavorable impact of $28 million driven by Masinloc in the Philippines, due to the market operator's adjustment in the first quarter of 2014 to retrospectively recalculate energy prices related to an unprecedented increase in spot energy prices in November and December 2013, as well as lower margins due to lower plant availability, and Kelanitissa due to a reduction in rates according to the PPA.

General and administrative expenses
General and administrative expenses decreased $3 million, or 6%, to $51 million for the three months ended March 31, 2014 primarily due to decreases in employee related and business development costs, offset by an increase in professional fees.
Interest expense
Interest expense increased $3 million, or 1%, to $373 million for the three months ended March 31, 2014. The increase was primarily due to increased interest rates, and monetary correction in Brazil, offset by the refinance of corporate debt at more favorable rates.
Interest income
Interest income decreased $2 million, or 3%, to $63 million for the three months ended March 31, 2014. The decrease was primarily due to lower receivable balances and 2014 annual tariff adjustment, offset by increases due to FONINVEMEM III interest income.
Loss on extinguishment of debt
Loss on extinguishment of debt was $134 million for the three months ended March 31, 2014 related to early extinguishment of debt at the Parent Company. Loss on extinguishment of debt was $47 million for the three months ended March 31, 2013 related to the early extinguishment of debt at Masinloc. See Note 8. — Debt included in Item 1. — Financial Statements of this Form 10-Q for further information.
Other income and expense
See discussion of the components of other income and expense in Note 13 — Other Income and Expense included in Part I Item 1. — Financial Statements of this Form 10-Q for further information.
Gain on sale of investments
Gain on sale of investments for the three months ended March 31, 2014 was $1 million, and for the three months ended March 31, 2013 was $3 million, which is primarily related to the sale of Chengdu, an equity investment in China.
Goodwill Impairment
Goodwill impairment expense for the three months ended March 31, 2014 was $154 million. There was no goodwill impairment for the three months ended March 31, 2013. See Note 14 — Goodwill Impairment included in Item 1. — Financial Statements of this form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $12 million for the three months ended March 31, 2014, and $48 million for the three months ended March 31, 2013. See Note 15 — Asset Impairment Expense included in Part I Item 1. — Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)
Foreign currency transaction gains (losses) were as follows:

	Three Months Ended March 31,
	2014	2013
	($ in millions)
The AES Corporation	$(2)	$(24)
Argentina	(15)	(3)
Other	(2)	(3)
Total(1)	$(19)	$(30)
___________________________________________

(1)	Includes $33 million and $2 million in gains on foreign currency derivative contracts for the three months ended March 31, 2014 and 2013, respectively.

The Company recognized net foreign currency transaction losses of $19 million for the three months ended March 31, 2014 primarily due to:

•
losses of $15 million in Argentina from the devaluation of the Argentine Peso, resulting in losses at AES Argentina Generacion (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt, and losses at Termoandes (a U.S. Dollar functional currency subsidiary) mainly associated with cash and accounts receivables in local currency. These losses were partially offset by a gain on a foreign currency embedded derivative related to government receivables.

The Company recognized foreign currency transaction losses of $30 million for the three months ended March 31, 2013 primarily due to:

•
losses of $24 million at The AES Corporation were from decreases in the valuation of intercompany notes receivable denominated in foreign currency, resulting from the weakening of the Euro and British Pound during the quarter.

Income tax expense
Income tax expense decreased $29 million, or 35%, to $54 million for the three months ended March 31, 2014 compared to $83 million for the three months ended March 31, 2013. The Company’s effective tax rates were 46% and 27% for the three months ended March 31, 2014 and 2013, respectively.
The net increase in the effective tax rate for the three months ended March 31, 2014 compared to the same period in 2013 was principally due to the nondeductible goodwill impairments recorded this quarter and the extension of a favorable U.S. tax law in the first quarter of 2013 impacting distributions from certain non-U.S. subsidiaries. See Note 14 - Goodwill Impairment for additional information regarding goodwill impairment.

Our effective tax rate reflects the tax effect of significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings of affiliates
Net equity in earnings of affiliates increased $21 million, or 525%, to $25 million for the three months ended March 31, 2014. The increase was primarily due to increased earnings at Guacolda due to the sale of the transmission line.
Income from continuing operations attributable to noncontrolling interests
Income from continuing operations attributable to noncontrolling interests increased $17 million, or 14%, to $136 million for the three months ended March 31, 2014. The increase was primarily due to increased operating income as a result of higher prices of the energy sold in spot market at Tietê, partially offset by lower operating income at Panama related to lower hydrology.
Discontinued operations
Total discontinued operations was a net loss of $23 million and $32 million for the three months ended March 31, 2014 and 2013, respectively. See Note 16 — Discontinued Operations and Held-for-Sale Businesses included in Part I Item 1. — Financial Statements of this Form 10-Q for further information.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $140 million to a net loss attributable to AES of $58 million in the three months ended March 31, 2014 compared to a net income attributable to AES of $82 million in the three months ended March 31, 2013. The key drivers of the decrease included:

•	goodwill impairments in the US;

•	the loss on the early extinguishment of debt at the Parent Company; and

•	higher other income in 2013 relating to the gain from the termination of the PPA at Beaver Valley.
These decreases were partially offset by:

•	lower asset impairment expense.

Net cash provided by operating activities decreased $397 million, or 64%, to $221 million in the three months ended March 31, 2014 compared with $618 million in the three months ended March 31, 2013. This net decrease was primarily the result of the following:

•
US — a decrease of $162 million primarily due to proceeds of $60 million from the PPA termination at Beaver Valley in January 2013 and lower operating results and higher working capital requirements at DPL.

•	Brazil — a decrease of $204 million primarily due to lower collections and higher priced energy purchases at Eletropaulo.
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
Adjusted Operating Margin
Operating margin is defined as revenue less cost of sales. Cost of sales includes costs incurred directly by the businesses in the ordinary course of business, such as:

•	Electricity and fuel purchases,

•	Operations and maintenance costs,

•	Depreciation and amortization expense,

•	Bad debt expense and recoveries,

•	General administrative and support costs at the businesses, and

•	Gains or losses on derivatives associated with the purchase of electricity or fuel.
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
Reconciliations of Non-GAAP Measures
Adjusted Operating Margin

Reconciliation of Adjusted Operating Margin to Operating Margin	Three Months Ended March 31,
	2014	2013
Adjusted Operating Margin	($'s in millions)
US	$143	$158
Andes	67	98
Brazil	86	54
MCAC	97	86
EMEA	127	108
Asia	10	36
Corp/Other	(1)	(4)
Intersegment Eliminations	17	13
Total Adjusted Operating Margin	546	549
Noncontrolling Interests Adjustment	258	213
Derivatives Adjustment	(10)	(13)
Operating Margin	794	749

Adjusted Pre-Tax Contribution: For a reconciliation of Adjusted PTC to net income from continuing operations, see Note 12 — Segments included in Part I Item 1. — Financial Statements of this Form 10-Q.
Adjusted EPS

	Three Months Ended March 31,
Reconciliation of Adjusted Earnings Per Share	2014		2013
Diluted earnings (loss) per share from continuing operations	$(0.07)		$0.15
Unrealized derivative (gains) losses (1)	(0.01)		0.02
Unrealized foreign currency transaction (gains) losses (2)	0.02		0.01
Impairment losses	0.17	(3)	0.05	(4)
Loss on extinguishment of debt	0.13	(5)	0.04	(6)
Adjusted earnings per share	$0.24		$0.27
_____________________________

(1)	Unrealized derivative (gains) losses were net of income tax per share of $(0.01) and $0.00 in the three months ended March 31, 2014 and 2013, respectively.

(2)	Unrealized foreign currency transaction (gains) losses were net of income tax per share of $0.01 and $0.01 in the three months ended March 31, 2014 and 2013, respectively.

(3)
Amount primarily relates to the goodwill impairments at DPLER of $136 million ($93 million, or $0.13 per share, net of income tax per share of $0.06), at Buffalo Gap of $18 million ($18 million, or $0.03 per share, net of income tax per share of $0.00) and asset impairment at DPL of $12 million ($8 million, or $0.01 per share, net of income tax per share of $0.00).

(4)	Amount primarily relates to asset impairment at Beaver Valley of $46 million ($32 million, or $0.04 per share, net of income tax per share of $0.02).

(5)	Amount primarily relates to the loss on early retirement of debt at Corporate of $132 million ($91 million, or $0.13 per share, net of income tax per share of $0.06).

(6)
Amount primarily relates to the loss on early retirement of debt at Masinloc of $43 million ($28 million, or $0.04 per share, net of noncontrolling interest of $3 million and of income tax per share of $0.01).

Operating Margin and Adjusted PTC Analysis
US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our US SBU for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$134	$145	$(11)	-8%
Noncontrolling Interests Adjustment	—	—
Derivatives Adjustment	9	$13
Adjusted Operating Margin	$143	$158	$(15)	-9%
Adjusted PTC	$75	$133	$(58)	-44%
Operating margin for the three months ended March 31, 2014 decreased $11 million, or 8%. This performance was driven primarily by the following businesses and key operating drivers:

•	DPL decreased $29 million, as outages and lower gas availability resulted in higher purchased power and related costs to supply higher demand from cold weather.
This decrease was partially offset by:

•
US Generation increased by $18 million, primarily due to $9 million from increased availability as a result of fewer outages at Hawaii, an increase in market prices relating to production at Laurel Mountain of $6 million, and lower fixed costs relating to the termination of the PPA at Beaver Valley of $5 million in 2013.

Adjusted Operating Margin decreased $15 million for the US SBU due to the drivers above, excluding the impact of unrealized derivative gains and losses. AES owns 100% of its businesses in the US, so there is no adjustment for noncontrolling interests.
Adjusted PTC decreased $58 million driven by a net decrease of $49 million primarily from gains recognized as a result of the early termination of the PPA and coal supply contract at Beaver Valley during the first quarter of 2013, as well as the decrease of $15 million in Adjusted Operating Margin described above.
Andes SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Andes SBU for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$91	$134	$(43)	-32%
Noncontrolling Interests Adjustment	(24)	(36)
Derivatives Adjustment	—	$—
Adjusted Operating Margin	$67	$98	$(31)	-32%
Adjusted PTC	$53	$81	$(28)	-35%
Including the unfavorable impact of foreign currency translation and remeasurement of $3 million, operating margin for the three months ended March 31, 2014 decreased $43 million, or 32%. This performance was driven primarily by the following businesses and key operating drivers:

•
Gener (Chile) declined $39 million, driven by lower availability due primarily to planned outages of $22 million, a reduction of $26 million from lower contract prices and higher spot purchases, partially offset by the contribution of $10 million from Ventanas IV, which commenced operations in March 2013.

•	AES Argentina decreased $3 million, as lower rates from the implementation of Resolution 95 and higher fixed costs were partially offset by higher coal generation.
Adjusted Operating Margin decreased $31 million for the year due to the drivers above, adjusted for the impact of noncontrolling interests. AES owns 71% of Gener and Chivor and 100% of AES Argentina.

Adjusted PTC decreased $28 million, driven by the decrease of $31 million in Adjusted Operating Margin described above. Additionally, higher equity earnings from the sale of a transmission line of Guacolda were offset by higher interest expense and higher realized foreign exchange losses due to currency devaluation.
Brazil SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Brazil SBU for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$321	$203	$118	58%
Noncontrolling Interests Adjustment	(235)	(149)
Derivatives Adjustment	—	$—
Adjusted Operating Margin	$86	$54	$32	59%
Adjusted PTC	$69	$42	$27	64%
Including the unfavorable impact of foreign currency translation of $60 million, operating margin for the three months ended March 31, 2014 increased $118 million, or 58%. This performance was driven primarily by the following businesses and key operating drivers:

•
Tietê increased $86 million, driven by a net impact of $137 million related to higher sales in the spot market, partially offset by lower contracted volumes of energy sold to Eletropaulo, and unfavorable foreign exchange rates of $45 million;

•
Eletropaulo increased $29 million, driven by higher tariffs and volume of $40 million, partially offset by unfavorable foreign exchange rates of $12 million and higher fixed costs of $2 million, as higher pension plan expense was offset by lower bad debt and other expenses; and

•
Sul increased $10 million, due to higher volume of $25 million, partially offset by lower tariffs of $4 million from the April 2013 tariff reset, higher fixed cost expense of $6 million mainly related to services due to the stormy weather and unfavorable foreign exchange rates of $3 million.

These increases were partially offset by:

•	Uruguaiana decreased $6 million, as the plant operated for only one month during the quarter, a decrease from two months during the first quarter of 2013.
Adjusted Operating Margin increased $32 million primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests. AES owns 16% of Eletropaulo, 46% of Uruguaiana, 100% of Sul and 24% of Tietê.
Adjusted PTC increased $27 million, driven by the increase of $32 million in Adjusted Operating Margin described above, partially offset by higher interest expense, as a result of an increase in interest rates.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our MCAC SBU for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$89	$105	$(16)	-15%
Noncontrolling Interests Adjustment	7	(19)
Derivatives Adjustment	1	$—
Adjusted Operating Margin	$97	$86	$11	13%
Adjusted PTC	$65	$56	$9	16%
Including the unfavorable impact of currency translation of $1 million, operating margin for the three months ended March 31, 2014 decreased $16 million, or 15%. This performance was driven primarily by the following businesses and key operating drivers:

•
Panama decreased $31 million, driven by dry hydrological conditions, which resulted in lower generation and higher energy purchases of $43 million, partially offset by compensation from the government of Panama of $7 million, as well as higher availability during 2014 of $5 million; and

•	El Salvador decreased $14 million, due primarily to a one-time unfavorable adjustment to unbilled revenue, as well as higher energy losses and other fixed costs.
This decrease was partially offset by:

•
Dominican Republic increased $26 million, mainly related to higher availability of $14 million, lower fuel prices and higher PPA prices of $19 million, partially offset by lower volume of gas sales to third parties of $9 million.

Adjusted Operating Margin increased $11 million due to the drivers above, adjusted for the impact of noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 89.8% of Changuinola and 49% of its other generation facilities in Panama, 100% of Andres and Los Mina, 50% of Itabo in the Dominican Republic, and a weighted average of 75% of its businesses in El Salvador.
Adjusted PTC increased $9 million, driven by the increase in Adjusted Operating Margin of $11 million described above.
EMEA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our EMEA SBU for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$133	$114	$19	17%
Noncontrolling Interests Adjustment	(6)	(6)
Derivatives Adjustment	—	$—
Adjusted Operating Margin	$127	$108	$19	18%
Adjusted PTC	$115	$96	$19	20%
Including the favorable impact of foreign currency translation of $1 million, operating margin for the three months ended March 31, 2014 increased $19 million, or 17%. This performance was driven primarily by the following businesses and key operating drivers:

•	Maritza (Bulgaria) increased $7 million, driven primarily by higher rates due to a contracted tariff increase.

•
Wind businesses (United Kingdom) increased $6 million, driven primarily by new business generation from Sixpenny Wood and Yelvertoft which commenced commercial operation in July 2013 and higher generation from Drone Hill.

•	Ballylumford (United Kingdom) increased $4 million, due to higher dispatch.

•	Kilroot (United Kingdom) increased $2 million, driven by higher rates, including income from energy price hedges, partially offset by lower dispatch and higher outages.
Adjusted Operating Margin increased $19 million due to the drivers above adjusted for noncontrolling interests and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $19 million, driven primarily by the increase of $19 million in Adjusted Operating Margin described above and realized derivative gains, partially offset by lower equity earnings from Turkey and Cartagena which was sold in April 2013.
Asia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Asia SBU for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$10	$38	$(28)	-74%
Noncontrolling Interests Adjustment	—	(2)
Derivatives Adjustment	—	$—
Adjusted Operating Margin	$10	$36	$(26)	-72%
Adjusted PTC	$8	$31	$(23)	-74%

Operating margin for the three months ended March 31, 2014 decreased $28 million, or 74%. This performance was driven primarily by the following business and key operating drivers:

•	Masinloc (Philippines) decreased $23 million, due to:

◦
An unfavorable impact of $15 million resulting from the market operator's adjustment in the first quarter of 2014 to retrospectively recalculate energy prices related to an unprecedented increase in spot energy prices in November and December 2013; and

◦	$9 million lower margins due to lower plant availability.

•	Kelanitissa (Sri Lanka) decreased $6 million, due to a reduction of rates according to the PPA.
Adjusted Operating Margin decreased $26 million due to the drivers above adjusted for the impact of non-controlling interests. AES owns 92% of Masinloc and 90% of Kelanitissa.
Adjusted PTC decreased $23 million, driven by the decrease of $26 million in Adjusted Operating Margin described above, partially offset by lower realized foreign currency losses at Masinloc and lower interest expense at Masinloc and Kelanitissa.
Key Trends and Uncertainties
During the remainder of 2014 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors, a combination of factors, (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise. For the risk factors related to our business, see Item 1. — Business and Item 1A. — Risk Factors of the 2013 Form 10-K.
Regulatory

Ohio—As noted in Item 1. - Business - United States SBU - Dayton Power & Light Company of the 2013 Form 10-K, an order was issued by the Public Utilities Commission of Ohio ("PUCO") in September 2013 (the “ESP Order”), which states that DP&L’s next ESP begins January 1, 2014 and extends through May 31, 2017.

On March 19, 2014, the PUCO issued a second entry on rehearing ("Entry on Rehearing") which changes some terms of the ESP order. The Entry on Rehearing shortens the time by which DP&L must divest its generation assets to no later than January 1, 2016 from May 31, 2017 in the ESP Order. The Entry on Rehearing also terminates the potential extension of the Service Stability Rider on April 30, 2017 instead of May 31, 2017. In addition, the Entry on Rehearing accelerates DP&L’s phase-in of the competitive bidding structure to 10% in 2014, 60% in 2015 and 100% in 2016, compared to 10% in 2014, 40% in 2015, 70% in 2016 and 100% in June 2017 in the ESP Order. Parties, including DP&L, have filed applications for rehearing on this Commission Order which are currently pending. See Item 1. - Business - United States SBU - Dayton Power & Light Company of the 2013 Form 10-K for further details of the ESP order and the filing to separate generation.

Philippines—In November and December 2013, the Philippines spot market witnessed an unprecedented price spike compared to historical levels. On March 11, 2014, Energy Regulatory Commission ("ERC") declared the market prices from this period void and ordered the market operator to recalculate the prices for all market participants for November and December 2013 billing months. The recalculation of prices based on the load weighted average prices for the first nine months of 2013 resulted in an unfavorable adjustment of approximately $15 million to Masinloc spot sales. The ERC’s review of the motions for reconsideration filed by market participants including Masinloc is on-going. On April 15, 2014, the ERC proposed a resolution to set a secondary price cap as a temporary measure to mitigate spot price impact. At this time the measure is expected to apply only for the months of May and June of 2014, in which case the impact may not be material. However, if similar measures are implemented on a permanent basis, the impact could be material.

Operational
Sensitivity to Dry Hydrological Conditions

Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. Throughout 2013 and 2014, dry hydrological conditions in Brazil, Panama, Chile and Colombia have presented challenges for our businesses in these markets. Low rainfall and water inflows caused reservoir levels to be below historical levels, reduced generation output, and increased prices for electricity. If our hydroelectric generation facilities cannot generate sufficient energy to meet contractual arrangements, we may need to purchase energy to fulfill our obligations, which could have a material adverse impact on our results of operations. Some local forecasts suggest continued dry conditions for the remainder of 2014. Once rainfall and water inflows return to normal levels, high market prices and low generation could persist until reservoir levels are fully recovered.

In Brazil, the system operator controls all hydroelectric generation dispatch and reservoir levels, and manages an Energy Reallocation Mechanism to share hydrological risk across all generators. If the system of hydroelectric generation facilities generates less than the assured energy of the system, the shortfall is fulfilled with spot market purchases and the resulting costs are shared among hydroelectric generators. We expect the system operator in Brazil to pursue a more conservative reservoir management strategy going forward, including the dispatch of up to 16 GW of thermal generation capacity, which could result in lower dispatch of hydroelectric generation facilities and electricity prices higher than historical levels. During the first quarter of 2014, AES Tietê benefited from lower contract levels and captured spot sales at favorable prices. However, AES Tietê has higher contract obligations in the second half of 2014, so it will be sensitive to generation output and spot prices for electricity during this period. Finally, if dry conditions persist in Brazil throughout 2014 and beyond, the government of Brazil could implement a rationing program, which could have a material adverse impact on our results of operations and cash flows.

In Panama, dry hydrological conditions continue to reduce generation output from hydroelectric facilities and have increased spot prices for electricity. In addition, the government of Panama has implemented certain energy saving measures to reduce demand for electricity during peak hours. AES Panama has had to purchase energy on the spot market to fulfill its contract obligations when its generation output is below its contract levels, and we expect this trend to continue for the remainder of the year. The government of Panama agreed to reduce the financial impact of spot electricity purchases by compensating AES Panama for spot purchases up to $40 million in 2014, $30 million in 2015 and $30 million in 2016. AES owns 49% of AES Panama.
Taxes
Chilean Tax Reform
On April 1, 2014, the Chilean government sent to Congress a bill proposing comprehensive tax reforms. The proposed reforms would introduce significant changes which, among others, include an increase in the corporate income tax rate from 20% to 25% over a period of 4 years, the introduction of “Green taxes” primarily over CO2 emissions, and from 2017 a shareholder level tax on accrued profits rather than on actual dividends. The potential new legislation will be debated in Congress over the next several months and could be subject to further modification. Should the bill be approved, the financial impact could be material.
Macroeconomic and Political
During the past few years, economic conditions in some countries where our subsidiaries conduct business have deteriorated. Global economic conditions remain volatile and could have an adverse impact on our businesses in the event these recent trends continue.
Argentina — In Argentina, economic conditions are deteriorating, as measured by indicators such as non-receding inflation, increased government deficits, diminished sovereign reserves, lack of foreign currency accessibility, the potential for continued devaluation of the local currency, and a decline in expectations for economic growth. Many of these economic conditions in conjunction with the restrictions to freely access the foreign exchange currency established by the Argentine Government since 2012, have contributed to the development of a limited parallel unofficial foreign exchange market that is less favorable than the official exchange. At March 31, 2014, all transactions at our businesses in Argentina were translated using the official exchange rate published by the Argentine Central Bank. See Note 6 — Financing Receivables in Part I Item 1. — Financial Statements of this Form 10-Q for further information on the long-term receivables. In January 2014, the Argentine Peso devalued by approximately 20%, the most rapid depreciation since 2002. Further weakening of the Argentine Peso and local economic activity could cause significant volatility in our results of operations, cash flows, the ability to pay dividends to the Parent Company, and the value of our assets.

Bulgaria—Our investments in Bulgaria rely on offtaker contracts with NEK, the state-owned electricity public supplier and energy trading company. Maritza, a coal-fired generation facility, has experienced ongoing delays in the collection of outstanding receivables from its offtaker. In November 2013, Maritza and NEK signed a rescheduling agreement for the overdue receivables as of the agreement date. Under the terms of the agreement, NEK paid $70 million of the overdue receivables and agreed to pay the remaining receivables in 13 equal monthly installments beginning December 2013. NEK has made payments according to the schedule through January 2014. As of March 31, 2014, Maritza had outstanding receivables of $185 million representing $19 million of current receivables, $45 million of the rescheduled receivables not yet due and $121 million of receivables overdue by less than 90 days. Although Maritza continued to collect overdue receivables during the first quarter of 2014, there can be no assurance that the business will continue making collections, which could result in a write-off of the remaining receivables. In addition, depending on NEK’s ability to honor its obligations and other factors, the value of other assets could also be impaired, or the business may be in another default of its loan covenants. The Company has long-lived assets in Bulgaria of $1.7 billion and net equity of $749 million. See Note 8 — Debt included in Part I Item 1.—Financial Statements of this Form 10-Q for further information on current existing debt defaults. Further, Maritza is in litigation related to construction delays and related matters. For further information on the litigation see Part II Item 1. — Legal Proceedings.

Furthermore, as noted in Item 1. — Business - Bulgaria of the 2013 Form 10-K, during the fourth quarter of 2013, Maritza was formally approached by NEK with a request to consent to a proposed NEK restructuring, which contemplates a full unbundling of Electricity System Operator (ESO) from NEK and a transfer of the transmission grid from NEK to ESO. In February 2014, the NEK restructuring was implemented after approval by the regulatory authorities. Maritza and its lenders are analyzing the NEK restructuring and its impact on NEK’s financial condition and liquidity. On February 18, 2014, Standard & Poor's lowered NEK's credit rating from BB- to B+ with a negative outlook. This credit rating is lower than the rating NEK had of BB upon the issuance of the Government Support Letter in 2005. Given the credit rating is lower, the PPA could be terminated at the discretion of Maritza and the lenders which triggers a cross default under the project debt agreements. See Item 1A. — Risk Factors - “We may not be able to enter into long-term contracts, which reduce volatility in our results of operations.” As a result of any of the foregoing events, we may face a loss of earnings and/or cash flows from the affected businesses (or be unable to exercise remedies for a breach of the PPA) and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value and/or face the possibility that these projects cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.
Ukraine—We no longer own or operate businesses in the Ukraine, however if the situation there fails to improve, or deteriorates, it could have impacts on neighboring or regional markets including macroeconomic or energy market volatility or deterioration.  Our businesses in those markets may be impacted from destabilization to the extent it creates difficult macroeconomic or commodity market conditions.
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
Impairments

Goodwill — Since its annual goodwill impairment test in the fourth quarter of 2013, the Company has been monitoring three reporting units, DP&L, DPLER and Buffalo Gap, as “at risk.” A reporting unit is considered “at risk” when its fair value is not higher than its carrying amount by more than 10%. In the first quarter of 2014, the Company recognized a full goodwill impairment of $136 million at DPLER and a goodwill impairment of $18 million at Buffalo Gap. The Company continues to monitor the remaining goodwill of $10 million at Buffalo Gap and the $316 million goodwill at DP&L. It is possible that the Company may incur goodwill impairment at DP&L, Buffalo Gap or any other reporting unit in future periods if certain events, such as, adverse changes in their business or operating environments occur.
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company expenses environmental regulation compliance costs as incurred unless the underlying expenditure qualifies for capitalization under its property, plant and equipment policies. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential greenhouse gas (“GHG”) legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A. — Risk Factors, “Our businesses are subject to stringent environmental laws and regulations,” “Our businesses are subject to enforcement initiatives from environmental regulatory agencies,” and “Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows” set forth in the Company’s Form 10-K for the year ended December 31, 2013. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion of U.S. and International legislation and regulation of GHG emissions provided in Item 1. — Business — Regulatory Matters — Environmental and Land Use Regulations of the Company’s Form 10-K for the year ended December 31, 2013 and in Item 2. — Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends and Uncertainties - Regulatory - Environmental.
Update on Air Emissions Regulations and Legislation
As further discussed in Item 1. — Business — United States Environmental and Land Use Regulations — MATS in the Company's Form 10-K for the year ended December 31, 2013, several lawsuits challenging the Mercury Air Toxics Standards were filed and consolidated into a single proceeding before the United States Court of Appeals for the District of Columbia Circuit. On April 15, 2014, a three-judge panel of the D.C. Circuit denied the challenges. The appellants may request review of the decision by all of the judges of the D.C. Circuit, or they may petition the U.S. Supreme Court to review the decision.

Capital Resources and Liquidity
Overview
As of March 31, 2014, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which approximately $26 million was held at the Parent Company and qualified holding companies, and approximately $621 million was held in short term investments primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $1.2 billion. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.8 billion and $5.7 billion, respectively. Of the approximately $2.1 billion of our current non-recourse debt, $1.1 billion was presented as such because it is due in the next twelve months and $1.0 billion relates to debt considered in default due to covenant violations. We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates or through opportunistic refinancing activity or some combination thereof. Approximately $8 million of our recourse debt matures within the next twelve months, which we expect to repay using a combination of cash on hand at the Parent Company, net cash provided by operating activities and/or net proceeds from the issuance of new debt at the Parent Company.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material un-hedged exposure to variable interest rate debt relates to indebtedness under its senior secured credit facility. On a consolidated basis, of the Company’s $15.8 billion of total non-recourse debt outstanding as of March 31, 2014, approximately $4.1 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At March 31, 2014, the Parent Company had provided outstanding financial and performance-related guarantees or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $434 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2014, we had $1 million in letters of credit outstanding, provided under our senior secured credit facility, and $129 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities and business operations. During the quarter ended March 31, 2014, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts.
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
As of March 31, 2014, the Company had approximately $257 million and $27 million of accounts receivable related to certain of its generation businesses in Argentina and the Dominican Republic and its utility businesses in Brazil classified as “Noncurrent assets — other” and “Current assets — Accounts receivable,” respectively. The noncurrent portion primarily consists of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2014, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 6 — Long-Term Financing Receivables included in Part I Item 1. — Financial Statements of this Form 10-Q and Item 1. — Business — Regulatory Matters — Argentina included in the 2013 Form 10-K for further information.
Consolidated Cash Flows
During the three months ended March 31, 2014, cash and cash equivalents decreased $229 million to $1.4 billion. The decrease in cash and cash equivalents was due to $221 million of cash provided by operating activities, $326 million of cash used in investing activities, $132 million of cash used in financing activities, an unfavorable effect of foreign currency exchange rates on cash of $22 million and a $30 million decrease in cash of discontinued and held-for-sale businesses.
Operating Activities — Net cash provided by operating activities decreased $397 million to $221 million during the three months ended March 31, 2014 compared to $618 million during the three months ended March 31, 2013.
Operating cash flow for the three months ended March 31, 2014 resulted primarily from the net income adjusted for non-cash items, principally depreciation and amortization, impairment expenses and loss on extinguishment of debt, partially offset by a net use of cash for operating activities of $602 million in operating assets and liabilities. This was primarily due to the following:

•	an increase of $444 million in other assets primarily related to increased regulatory assets resulting from higher priced energy purchases recoverable through future tariffs at Eletropaulo and Sul;

•	an increase of $219 million in accounts receivable primarily related to higher sales at Tietê and Gener, the return of operations at Uruguaiana in March 2014 and lower collections at Maritza;

•	a decrease of $206 million in net income tax and other tax payables primarily related to payments of income taxes exceeding accruals for the 2014 tax liability; partially offset by

•	an increase of $415 million in accounts payable and other current liabilities primarily due to increased volume and higher prices of energy purchased at Eletropaulo and Sul.
Net cash provided by operating activities was $618 million during the three months ended March 31, 2013. Operating cash flow resulted primarily from net income adjusted for non-cash items, principally depreciation and amortization and impairment expenses, partially offset by a net use of cash for operating activities of $149 million in operating assets and liabilities. This was primarily due to:

•
an increase of $192 million in prepaid expenses and other current assets primarily due to a receivable from the regulator to reduce the impacts of higher thermoelectric energy costs and involuntary exposure to high spot market prices at Eletropaulo and Sul;

•	a decrease of $123 million in net income tax and other tax payables primarily related to payments of income taxes exceeding accruals for the first quarter 2013 tax liability; partially offset by

•
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

The net decrease of cash flows from operating activities of $397 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of the following:

•
US — a decrease of $162 million primarily due to proceeds of $60 million from the PPA termination at Beaver Valley in January 2013 and lower operating results and higher working capital requirements at DPL.

•	Brazil — a decrease of $204 million primarily due to lower collections and higher priced energy purchases at Eletropaulo.
Investing Activities — Net cash used in investing activities was $326 million during the three months ended March 31, 2014 primarily attributable to the following:

•
Capital expenditures of $399 million consisting of $244 million of growth capital expenditures and $155 million of maintenance and environmental capital expenditures. Growth capital expenditures included amounts at Gener of $116 million, Eletropaulo of $42 million and Jordan of $31 million. Maintenance and environmental capital expenditures included amounts at IPL of $35 million, Tietê of $18 million, DPL of $18 million and Sul of $15 million.

Net cash used in investing activities was $581 million during the three months ended March 31, 2013. This was primarily attributable to the following:

•
Capital expenditures of $401 million consisting of $207 million of maintenance and environmental capital expenditures and $194 million of growth capital expenditures. Maintenance and environmental capital expenditures included amounts at IPALCO of $42 million, Eletropaulo of $33 million, Sul of $27 million, DPL of $24 million, Gener of $22 million and Tietê of $17 million. Growth capital expenditures included amounts at Eletropaulo of $72 million, Gener of $27 million, Sul of $17 million and Jordan of $11 million; and

•	Purchases of short-term investments, net of sales of $157 million including amounts at Sul of $111 million and Tietê of $80 million offset by sales of $20 million at Eletropaulo.

Net cash used in investing activities decreased $255 million to $326 million during the three months ended March 31, 2014 compared to net cash used in investing activities of $581 million during the three months ended March 31, 2013. This net decrease was primarily due to a decrease in purchases of short-term investments, net of sales of $213 million.
Financing Activities — Net cash used in financing activities was $132 million during the three months ended March 31, 2014. This was primarily attributable to the following:

•
Repayments of recourse and non-recourse debt of $1.2 billion including amounts at the Parent Company of $866 million, Gener of $149 million, Tietê of $52 million, Puerto Rico of $33 million and Maritza of $31 million; and

•
Payments for financed capital expenditures of $178 million, primarily at Mong Duong for payments to the contractors, which took place more than three months after the associated equipment was purchased or work performed; partially offset by

•
Issuances of recourse and non-recourse debt of $1.3 billion, including amounts at the Parent Company of $750 million, Mong Duong of $143 million, Tietê of $129 million, Gener of $129 million, Sul of $60 million and Jordan of $49 million.

Net cash provided by financing activities was $310 million during the three months ended March 31, 2013. This was primarily attributable to the following:

•
Issuances of non-recourse debt of $1.5 billion, including amounts at Masinloc of $500 million, El Salvador of $310 million, Tietê of $251 million, Sul of $150 million, Mong Duong of $119 million, Warrior Run of $74 million, Kribi of $31 million, Puerto Rico of $25 million and Jordan of $18 million; partially offset by

•
Repayments of non-recourse debt of $1 billion primarily at Masinloc of $531 million, El Salvador of $150 million, Warrior Run of $80 million, Tietê of $60 million, Puerto Rico of $38 million, Sul of $34 million, Maritza of $29 million, Sonel of $22 million and Angamos of $21 million; and

•
Payments for financed capital expenditures of $152 million, primarily at Mong Duong for payments to the contractors, which took place more than three months after the associated equipment was purchased or work performed.

Net cash used in financing activities increased $442 million to $132 million during the three months ended March 31, 2014 compared to net cash provided by financing activities of $310 million during the three months ended March 31, 2013. This net increase was primarily due to an increase in the repayments of recourse and non-recourse debt of $206 million and a decrease in the issuance of recourse and non-recourse debt of $187 million.
Proportional Free Cash Flow (a non-GAAP measure)
We define Proportional Free Cash Flow as cash flows from operating activities less maintenance capital expenditures (including non-recoverable environmental capital expenditures), adjusted for the estimated impact of noncontrolling interests.
We exclude environmental capital expenditures that are expected to be recovered through regulatory, contractual or other mechanisms. An example of recoverable environmental capital expenditures is IPL's investment in MATS-related environmental upgrades that are recovered through a tracker. See Item 1. Business— US SBU — IPALCO — Environmental Matters in the 2013 Form 10-K for details of these investments.
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

	Three months ended March 31,
	2014	2013
	(in millions)
Consolidated
Net cash provided by operating activities	$221	$618
Less: Maintenance Capital Expenditures, net of reinsurance proceeds	137	186
Less: Non-recoverable Environmental Capital Expenditures	11	21
Free Cash Flow	$73	$411
Reconciliation of Proportional Operating Cash Flow
Net cash provided by operating activities	$221	$618
Less: Proportional Adjustment Factor	(20)	104
Proportional Operating Cash Flow	$241	$514
Proportional
Proportional Operating Cash Flow	$241	$514
Less: Proportional Maintenance Capital Expenditures, net of reinsurance proceeds	104	137
Less: Proportional Non-recoverable Environmental Capital Expenditures	8	16
Proportional Free Cash Flow	$129	$361
Proportional Free Cash Flow for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 decreased $232 million, driven primarily by decreases from the following SBUs and key operating drivers:

•	US — primarily due to proceeds of $60 million from the PPA termination at Beaver Valley in January 2013 and lower operating results and higher working capital requirements at DPL; and

•	Brazil — primarily due to higher energy purchases and higher interest expense at Sul.
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
The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facilities. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, “cash and cash equivalents,” at the periods indicated as follows:

Parent Company Liquidity	March 31, 2014	December 31, 2013
	(in millions)
Consolidated cash and cash equivalents	$1,413	$1,642
Less: Cash and cash equivalents at subsidiaries	1,387	1,510
Parent and qualified holding companies’ cash and cash equivalents	26	132
Commitments under Parent credit facilities	800	800
Less: Letters of credit under the credit facilities	(1)	(1)
Borrowings available under Parent credit facilities	799	799
Total Parent Company Liquidity	$825	$931
The Company paid a dividend of $0.05 per share to its common stockholders during the three months ended March 31, 2014. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the payment of dividends.
While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets (see Key Trends and Uncertainties and Global Economic Considerations in this Item 2), the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A. — Risk Factors, “The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise.” of the Company’s 2013 Form 10-K.
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
As of March 31, 2014, the Parent Company was in compliance with these covenants.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying condensed consolidated balance sheet amounts to $2.1 billion. The portion of current debt related to such defaults was $1.0 billion at March 31, 2014, all of which was non-recourse debt related to two subsidiaries — Maritza and Kavarna. In addition, discontinued operations at Sonel and Kribi had debt in default of $236 million and $251 million, respectively.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’s corporate debt agreements as of March 31, 2014 in order for such defaults to trigger an event of default or permit acceleration under AES’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies to the consolidated financial statements included in our 2013 Form 10-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended March 31, 2014.
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
These disclosures set forth in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A. — Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations, Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the wholesale electricity markets, which could have a material adverse effect on our financial performance, and We may not be adequately hedged against our exposure to changes in commodity prices or interest rates of the 2013 Form 10-K.
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
When hedging the output of our generation assets, we utilize contract strategies that lock in the spread per MWh between variable costs and the price at which the electricity can be sold. The portion of our sales and purchases that are not subject to such agreements or contracted businesses where indexation is not perfectly matched to business drivers will be exposed to commodity price risk.

AES businesses will see changes in variable margin performance as global commodity prices shift. For the remainder of 2014, we project pretax earnings exposure on a 10% move in commodity prices would be approximately $15 million for natural gas, $5 million for oil and $5 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
Commodity prices affect our businesses differently depending on the local market characteristics and risk management strategies. Spot power prices, contract indexation provisions and generation costs can be directly or indirectly affected by movements in the price of natural gas, oil and coal. We have some natural offsets across our businesses such that low commodity prices may benefit certain businesses and be a cost to others. Offsets are not perfectly linear or symmetric. The sensitivities are affected by a number of local or indirect market factors. Examples of these factors include hydrology, local energy market supply/demand balances, regional fuel supply issues, regional competition, bidding strategies and regulatory interventions such as price caps. Operational flexibility changes the shape of our sensitivities. For instance, certain power plants may limit downside exposure by reducing dispatch in low market environments. Volume variation also affects our commodity exposure. The volume sold under contracts or retail concessions can vary based on weather and economic conditions resulting in a higher or lower volume of sales in spot markets. Thermal unit availability and hydrology can affect the generation output available for sale and can affect the marginal unit setting power prices.
In the US SBU, the generation businesses are largely contracted but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. IPL sells power at wholesale once retail demand is served, so retail sales demand may affect commodity exposure. Additionally, at DPL, open access allows our retail customers to switch to alternative suppliers; falling energy prices may increase the rate at which our customers switch to alternative suppliers; DPL sells generation in excess of its retail demand under short-term sales. Given that natural gas-fired generators set power prices for many markets, higher natural gas prices expand margins. The positive impact on margins will be moderated if natural gas-fired generators set the market price only during some periods.
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
In the Brazil SBU, the hydroelectric generating facility is covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business' contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation.
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
In the EMEA SBU, our Kilroot facility operates on a short-term sales strategy. To the extent that sales are un-hedged, the commodity risk at our Kilroot business is to the clean dark spread -- the difference between electricity price and our coal-based variable dispatch cost including emissions. Natural gas-fired generators set power prices for many periods, so higher natural gas prices expand margins and higher coal prices reduce them. The positive impact on margins will be moderated if natural gas-fired generators set the market price only during certain peak periods. At our Ballylumford facility, the regulator has the right to terminate the contract, which would impact our commodity exposure. Our operations in Turkey are sensitive to the spread between power and natural gas prices, both of which have historically demonstrated a relationship to oil. As a result of these relationships, falling oil prices could compress margins realized at the business.
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
We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. The largest foreign exchange risks over a twelve-month forward-looking period are stemming from the following currencies: Argentine Peso, Brazilian Real, Colombian Peso, and Euro. As of March 31, 2014, assuming a 10% U.S. Dollar appreciation, adjusted pretax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine Peso, Brazilian Real, British Pound, Euro and Kazakhstan Tenge relative to the U.S. Dollar are projected to be reduced by approximately $5 million, $10 million, $5 million, $5 million and $5 million respectively, for the remainder of 2014. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pretax earnings for 2014 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted pretax earnings exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of March 31, 2014, the portfolio’s pretax earnings exposure for the remainder of 2014 to a 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, British Pound, Colombian Peso, Euro, Kazakhstani Tenge and U.S. Dollar denominated debt would be approximately $15 million based on the impact of a one time, 100-basis-point upward shift in interest rates on interest expense for the debt denominated in these currencies. The amounts do not take into account the historical correlation between these interest rates.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2014.
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the FDC found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$1.48 billion ($651 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo’s defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, an accounting expert will issue a report on the amount of the alleged debt and the responsibility for its payment in light of the privatization. The parties will be entitled to take discovery and present arguments on the issues to be determined by the expert. If the FDC again finds Eletropaulo liable for the debt, after the amount of the alleged debt is determined, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, Eletropaulo will be required to provide security for its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the FDC grants such request, Eletropaulo’s results of operations may be materially adversely affected and, in turn the Company’s results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the State of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$1.3 million ($574 thousand) as of December 31, 2012, or pay an indemnification amount of approximately R$15 million ($7 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court’s decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court’s decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$1.3 million ($574 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court’s decision.
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

In March 2003, the office of the Federal Public Prosecutor for the State of São Paulo, Brazil (“MPF”) notified Eletropaulo that it had commenced an inquiry into the BNDES financings provided to AES Elpa and AES Transgás, the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo, and the quality of service provided by Eletropaulo to its customers. The MPF requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in the Federal Court of São Paulo (“FCSP”) alleging that BNDES violated Law 8429/92 (the Administrative Misconduct Act) and BNDES’s internal rules by: (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo’s preferred shares at a stock-market auction; (4) accepting Eletropaulo’s preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES’s alleged violations. In May 2006, the FCSP ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal with the Federal Court of Appeals (“FCA”) seeking to require the FCSP to consider all five alleged violations. Also, in July 2006, AES Elpa and AES Transgás filed an interlocutory appeal with the FCA, which was subsequently consolidated with the MPF’s interlocutory appeal, seeking a transfer of venue and to enjoin the FCSP from considering any of the alleged violations. In June 2009, the FCA granted the injunction sought by AES Elpa and AES Transgás and transferred the case to the Federal Court of Rio de Janeiro, where the case remains pending. In May 2010, the MPF filed an appeal with the Superior Court of Justice (“SCJ”) challenging the transfer. In November 2012, the SCJ ruled that the lawsuit must be returned to the FCSP. AES Elpa and AES Brasiliana (the successor of AES Transgás) believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the State of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to recover the contaminated area located on the grounds of the pole factory and an indemnity payment (approximately R$6 million ($3 million)) to the State’s Environmental Fund. In October 2011, the State Attorney Office filed a request for an injunction ordering the defendant companies to remediate the contaminated area immediately. The court granted injunctive relief on October 18, 2011, but determined only that defendant CEEE was required to proceed with the remediation work. In May 2012, CEEE began the remediation work in compliance with the injunction. The remediation costs are estimated to be approximately R$60 million ($26 million) and the work is ongoing. The case is in the evidentiary stage awaiting the production of the court’s expert opinion on several matters, including which of the parties had utilized the products found in the area. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In March 2009, AES Uruguaiana Empreendimentos S.A. (“AESU”) in Brazil initiated arbitration in the International Chamber of Commerce (“ICC”) against YPF S.A. (“YPF”) seeking damages and other relief relating to YPF’s breach of the parties’ gas supply agreement (“GSA”). Thereafter, in April 2009, YPF initiated arbitration in the ICC against AESU and two unrelated parties, Companhia de Gas do Estado do Rio Grande do Sul and Transportador de Gas del Mercosur S.A. (“TGM”), claiming that AESU wrongfully terminated the GSA and caused the termination of a transportation agreement (“TA”) between YPF and TGM (“YPF Arbitration”). YPF sought an unspecified amount of damages from AESU, a declaration that YPF’s performance was excused under the GSA due to certain alleged force majeure events, or, in the alternative, a declaration that the GSA and the TA should be terminated without a finding of liability against YPF because of the allegedly onerous obligations imposed on YPF by those agreements. In addition, in the YPF Arbitration, TGM asserted that if it was determined that AESU was responsible for the termination of the GSA, AESU was liable for TGM’s alleged losses, including losses under the TA. In April 2011, the arbitrations were consolidated into a single proceeding. The hearing on liability issues took place in December 2011. In May 2013, the arbitral Tribunal issued a liability award in AESU's favor. YPF thereafter challenged the award in Argentine court. That challenge is pending. The parties are submitting their respective evidence on damages. The final evidentiary hearing on damages will take place on November 6-7, 2014. AESU believes it has meritorious claims and defenses and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.

In April 2009, the Antimonopoly Agency in Kazakhstan initiated an investigation of the power sales of Ust-Kamenogorsk HPP (“UK HPP”) and Shulbinsk HPP, hydroelectric plants under AES concession (collectively, the “Hydros”), for the period of January-February 2009. The Antimonopoly Agency determined that the Hydros abused their market position and charged monopolistically high prices for power from January-February 2009. The Agency sought an order from the administrative court requiring UK HPP to pay an administrative fine of approximately KZT 120 million ($1 million) and to disgorge profits for the period at issue, estimated by the Antimonopoly Agency to be approximately KZT 440 million ($2 million). No fines or damages have been paid to date, however, as the proceedings in the administrative court have been suspended due to the initiation of related criminal proceedings against officials of the Hydros. In the course of criminal proceedings, the financial police have expanded the periods at issue to the entirety of 2009 in the case of UK HPP and from January-October 2009 in the case of Shulbinsk HPP, and sought increased damages of KZT 1.2 billion ($6 million) from UK HPP and KZT 1.3 billion ($7 million) from Shulbinsk HPP. The Hydros believe they have meritorious defenses and will assert them vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.
In October 2009, AES Mérida III, S. de R.L. de C.V. (AES Mérida), one of our businesses in Mexico, initiated arbitration against its fuel supplier and electricity offtaker, Comisión Federal de Electricidad (“CFE”), seeking a declaration that CFE breached the parties’ power purchase agreement (“PPA”) by supplying gas that did not comply with the PPA’s specifications. Alternatively, AES Mérida requested a declaration that the supply of such gas by CFE is a force majeure event under the PPA. CFE disputed the claims. Although it did not assert counterclaims, in its closing brief CFE asserted that it is entitled to a partial refund of the capacity charge payments that it made for power generated with the out-of-specification gas. In July 2012, the arbitral Tribunal issued an award in AES Mérida’s favor. In December 2012, CFE initiated an action in Mexican court seeking to nullify the award. AES Mérida opposed the request and asserted a counterclaim to confirm the award. In February 2014, the court rejected CFE's claims and granted AES Mérida's request to confirm the award. CFE has appealed the court's decision. AES Mérida believes it has meritorious grounds to defeat that action; however, there can be no assurances that it will be successful.
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
On December 21, 2010, AES-3C Maritza East 1 EOOD, which owns a 670 MW lignite-fired power plant in Bulgaria, made the first in a series of demands on the performance bond securing the construction Contractor’s obligations under the parties’ EPC Contract. The Contractor failed to complete the plant on schedule. The total amount demanded by Maritza under the performance bond was approximately €155 million. The Contractor obtained an injunction from a lower French court purportedly preventing the issuing bank from honoring the bond demands. However, the Versailles Court of Appeal canceled the injunction in July 2011, and therefore the issuing bank paid the bond demands in full. In addition, in December 2010, the Contractor stopped commissioning of the power plant’s two units, allegedly because of the purported characteristics of the lignite supplied to it for commissioning. In January 2011, the Contractor initiated arbitration on its lignite claim, seeking an extension of time to complete the power plant, an increase to the contract price, and other relief, including in relation to the bond demands. The Contractor later added claims relating to the alleged unavailability of the grid during commissioning. Maritza rejected the Contractor’s claims and asserted counterclaims for delay liquidated damages and other relief relating to the Contractor’s failure to complete the power plant and other breaches of the EPC Contract. Maritza also terminated the EPC Contract for cause and asserted arbitration claims against the Contractor relating to the termination. The Contractor asserted counterclaims relating to the termination. The Contractor is seeking approximately €240 million ($330 million) in the arbitration, unspecified damages for alleged injury to reputation, and other relief. The arbitral hearing took place on November 27-December 6, 2013, and January 6-17, 2014. Closing arguments will be heard on May 21-22, 2014. Maritza believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
On February 11, 2011, Eletropaulo received a notice of violation from São Paulo State’s Environmental Authorities for allegedly destroying 0.32119 hectares of native vegetation at the Conservation Park of Serra do Mar (“Park”), without previous authorization or license. The notice of violation asserted a fine of approximately R$1 million ($441 thousand) and the suspension of Eletropaulo activities in the Park. As a response to this administrative procedure before the São Paulo State Environmental Authorities (“São Paulo EA”), Eletropaulo timely presented its defense on February 28, 2011 seeking to vacate the notice of violation or reduce the fine. In December 2011, the São Paulo EA declined to vacate the notice of violation but recognized the possibility of 40% reduction in the fine if Eletropaulo agrees to recover the affected area with additional vegetation. Eletropaulo has not appealed the decision and is now discussing the terms of a possible settlement with the São Paulo EA, including a plan to recover the affected area by primarily planting additional trees. In March 2012, the State of São Paulo Prosecutor’s Office of São Bernardo do Campo initiated a Civil Proceeding to review the compliance by Eletropaulo with the terms of any possible settlement. Eletropaulo has had several meetings and field inspections to settle the details of the recovery project. Eletropaulo was informed by the Park Administrator that the area where the recovery project was to be located was no longer available. The Park Administrator subsequently approved a new area for the recovery project, subject to approval of the current owner, which Eletropaulo is seeking. Eletropaulo is also considering alternatives to recover the damage other than reforestation.
In February 2011, a consumer protection group, S.O.S. Consumidores (“SOSC”), filed a lawsuit in the State of São Paulo Federal Court against the Brazilian Regulatory Agency (“ANEEL”), Eletropaulo and all other distribution companies in the State of São Paulo, claiming that the distribution companies had overcharged customers for electricity. SOSC asserted that the distribution companies’ tariffs had been incorrectly calculated by ANEEL, and that the tariffs were required to be corrected from the effective dates of the relevant concession contracts. SOSC asserted that ANEEL erred in May 2010, when the agency corrected the alleged error going forward but declared that the tariff calculations made in the past were correct. Eletropaulo opposed the lawsuit on the ground that it had not wrongfully collected amounts from its customers, as its tariffs had been calculated in accordance with the concession contract with the Federal Government and ANEEL’s rules. Subsequently, the lawsuit was transferred to the Federal Court of Belo Horizonte ("FCBH"), which was presiding over similar lawsuits against other distribution companies and ANEEL. In January 2014, the FCBH dismissed the lawsuit against Eletropaulo and the other distribution companies. SOSC may appeal. Even if it does not, SOSC's lawsuit will continue against ANEEL. If SOSC ultimately prevails against the agency, it is possible that SOSC may file a lawsuit against Eletropaulo seeking refunds. Eletropaulo estimates that its liability to customers could be approximately R$855 million ($377 million). Eletropaulo believes it has meritorious defenses and will defend itself vigorously in this lawsuit; however, there can be no assurances that it will be successful in its efforts.
In June 2011, the São Paulo Municipal Tax Authority (the “Municipality”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking approximately R$1.2 billion in services tax (“ISS”) that allegedly had not been collected on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the ground that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court determined that Eletropaulo was liable for ISS and related penalties totaling approximately R$1.03 billion ($455 million) as estimated by Eletropaulo. Eletropaulo has appealed to the Second Instance Administrative Court. No tax is due while the appeal is pending. Eletropaulo believes it has meritorious defenses to the assessments and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the ground that the tax rate was set in the applicable legislation. In April 2013, the First Instance Administrative Court determined that AES Tietê should calculate the taxes at the higher rate and was liable for unpaid taxes, interest and penalties totaling approximately R$835 million ($368 million) as estimated by AES Tietê. AES Tietê has filed an appeal to the Second Instance Administrative Court. No tax is due while the appeal is pending. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In April 2013, the East Kazakhstan Ecology Department (“ED”) issued an order directing AES Ust-Kamenogorsk CHP ("UK CHP") to pay approximately KZT 720 million ($3.9 million) in damages (“ED's April 2013 Order”). The ED claimed that UK CHP was illegally operating without an emissions permit for 27 days in February-March 2013. In June 2013, the ED filed a lawsuit with the Specialized Interregional Economic Court (the “Economic Court”) seeking to require UK CHP to pay the assessed damages. UK CHP thereafter filed a separate lawsuit with the Economic Court challenging the ED's April 2013 Order and ED's allegations. In August 2013, the Economic Court ruled in favor of UK CHP in the lawsuit filed by UK CHP and required the ED to vacate the ED's April 2013 Order. That ruling was upheld on intermediate appeal. The ED may appeal. The Economic Court also dismissed the lawsuit filed by the ED. UK CHP believes it has meritorious claims and defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurance that it will be successful in its efforts.
In December 2013, AES Changuinola’s EPC Contractor initiated arbitration pursuant to the parties’ EPC Contract and related settlement agreements. The Contractor alleges, among other things, that AES Changuinola has failed to make a settlement payment, release retainage, and acknowledge completion of AES Changuinola hydropower facility. In total, the Contractor seeks approximately $41 million in damages, plus interest and costs. AES Changuinola has denied the claims and asserted counterclaims against the Contractor. AES Changuinola believes it has meritorious claims and defenses which it will assert vigorously; however, there can be no assurance that it will be successful in its efforts.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in our 2013 Form 10-K under Part 1 — Item 1A. — Risk Factors.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

4.1
Seventeenth Supplemental Indenture, dated March 7, 2014, between The AES Corporation and Wells Fargo Bank, N.A. as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 7, 2014.

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

THE AES CORPORATION (Registrant)

Date:	May 7, 2014	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHARON A. VIRAG
			Name:	Sharon A. Virag
			Title:	Vice President and Controller (Principal Accounting Officer)