Form 10-Q
period 2014-06-30
AES CORP
filed 2014-08-07
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on August 3, 2014 was 723,269,141

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,515	$1,642
Restricted cash	482	597
Short-term investments	424	668
Accounts receivable, net of allowance for doubtful accounts of $126 and $134, respectively	2,689	2,363
Inventory	710	684
Deferred income taxes	190	166
Prepaid expenses	177	179
Other current assets	1,220	976
Current assets of discontinued operations and held-for-sale businesses	—	464
Total current assets	7,407	7,739
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	958	922
Electric generation, distribution assets and other	31,321	30,596
Accumulated depreciation	(10,095)	(9,604)
Construction in progress	3,444	3,198
Property, plant and equipment, net	25,628	25,112
Other Assets:
Investments in and advances to affiliates	1,000	1,010
Debt service reserves and other deposits	549	541
Goodwill	1,468	1,622
Other intangible assets, net of accumulated amortization of $156 and $153, respectively	299	297
Deferred income taxes	656	666
Other noncurrent assets	2,426	2,170
Noncurrent assets of discontinued operations and held-for-sale businesses	—	1,254
Total other assets	6,398	7,560
TOTAL ASSETS	$39,433	$40,411
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,130	$2,259
Accrued interest	272	263
Accrued and other liabilities	2,170	2,114
Non-recourse debt, including $255 and $267, respectively, related to variable interest entities	2,095	2,062
Recourse debt	—	118
Current liabilities of discontinued operations and held-for-sale businesses	—	837
Total current liabilities	6,667	7,653
NONCURRENT LIABILITIES
Non-recourse debt, including $1,026 and $979, respectively, related to variable interest entities	13,845	13,318
Recourse debt	5,783	5,551
Deferred income taxes	1,114	1,119
Pension and other post-retirement liabilities	1,332	1,310
Other noncurrent liabilities	3,106	3,299
Noncurrent liabilities of discontinued operations and held-for-sale businesses	—	432
Total noncurrent liabilities	25,180	25,029
Contingencies and Commitments (see Note 9)
Cumulative preferred stock of subsidiaries	78	78
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 814,347,602 issued and 723,221,508 outstanding at June 30, 2014 and 813,316,510 issued and 722,508,342 outstanding at December 31, 2013)	8	8
Additional paid-in capital	8,396	8,443
Accumulated deficit	(75)	(150)
Accumulated other comprehensive loss	(3,023)	(2,882)
Treasury stock, at cost (91,126,094 shares at June 30, 2014 and 90,808,168 shares at December 31, 2013)	(1,095)	(1,089)
Total AES Corporation stockholders’ equity	4,211	4,330
NONCONTROLLING INTERESTS	3,297	3,321
Total equity	7,508	7,651
TOTAL LIABILITIES AND EQUITY	$39,433	$40,411
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Revenue:
Regulated	$2,116	$1,974	$4,258	$4,113
Non-Regulated	2,195	1,971	4,315	3,982
Total revenue	4,311	3,945	8,573	8,095
Cost of Sales:
Regulated	(1,844)	(1,632)	(3,776)	(3,419)
Non-Regulated	(1,648)	(1,412)	(3,184)	(3,026)
Total cost of sales	(3,492)	(3,044)	(6,960)	(6,445)
Operating margin	819	901	1,613	1,650
General and administrative expenses	(52)	(53)	(103)	(107)
Interest expense	(323)	(337)	(696)	(707)
Interest income	73	63	136	128
Loss on extinguishment of debt	(15)	(165)	(149)	(212)
Other expense	(17)	(17)	(25)	(43)
Other income	33	13	44	81
Gain on sale of investments	—	20	1	23
Goodwill impairment expense	—	—	(154)	—
Asset impairment expense	(63)	—	(75)	(48)
Foreign currency transaction gains (losses)	7	(18)	(12)	(48)
Other non-operating expense	(44)	—	(44)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	418	407	536	717
Income tax expense	(157)	(76)	(211)	(159)
Net equity in earnings of affiliates	20	2	45	6
INCOME FROM CONTINUING OPERATIONS	281	333	370	564
Income (loss) from operations of discontinued businesses, net of income tax expense of $8, $7, $22, and $5, respectively	7	(3)	27	1
Net (loss) gain from disposal and impairments of discontinued businesses, net of income tax (benefit) expense of $5, $0, $4, and $(1), respectively	(13)	3	(56)	(33)
NET INCOME	275	333	341	532
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(139)	(166)	(275)	(285)
Less: (Income) loss from discontinued operations attributable to noncontrolling interests	(3)	—	9	2
Total net income attributable to noncontrolling interests	(142)	(166)	(266)	(283)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$133	$167	$75	$249
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$142	$167	$95	$279
Loss from discontinued operations, net of tax	(9)	—	(20)	(30)
Net income	$133	$167	$75	$249
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.20	$0.22	$0.13	$0.37
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.02)	—	(0.03)	(0.04)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.18	$0.22	$0.10	$0.33
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.20	$0.22	$0.13	$0.37
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.02)	—	(0.03)	(0.04)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.18	$0.22	$0.10	$0.33
DILUTED SHARES OUTSTANDING	728	751	728	750
DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.08	$0.05	$0.08
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
NET INCOME	$275	$333	$341	$532
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) benefit of $0, $0, $0 and $1, respectively	—	(1)	—	(1)
Reclassification to earnings, net of income tax (expense) benefit of $0, $0, $0 and $0, respectively	—	1	—	1
Total change in fair value of available-for-sale securities	—	—	—	—
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax (expense) benefit of $(7), $2, $(8) and $2, respectively	24	(226)	29	(258)
Reclassification to earnings, net of income tax (expense) benefit of $0, $0, $0 and $0, respectively	(53)	44	(47)	41
Total foreign currency translation adjustments	(29)	(182)	(18)	(217)
Derivative activity:
Change in derivative fair value, net of income tax (expense) benefit of $22, $(28), $46 and $(28), respectively	(105)	102	(225)	86
Reclassification to earnings, net of income tax (expense) of $(10), $(15), $(13) and $(22), respectively	13	61	32	85
Total change in fair value of derivatives	(92)	163	(193)	171
Pension activity:
Change in pension adjustments due to prior service cost, net of income tax (expense) benefit of $(1), $0, $(1), $0, respectively	1	—	1	—
Change in pension adjustments due to disposal of discontinued operations for the period, net of income tax (expense) benefit of $(9), $0, $(9), $0, respectively	14	—	14	—
Reclassification to earnings due to amortization of net actuarial loss, net of income tax (expense) benefit of $2, $(7), $(1) and $(14), respectively	10	13	16	27
Total pension adjustments	25	13	31	27
OTHER COMPREHENSIVE (LOSS)	(96)	(6)	(180)	(19)
COMPREHENSIVE INCOME	179	327	161	513
Less: Comprehensive (income) attributable to noncontrolling interests	(102)	(147)	(227)	(283)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$77	$180	$(66)	$230

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES:
Net income	$341	$532
Adjustments to net income:
Depreciation and amortization	625	661
Loss (gain) on sale of assets and investments	7	(2)
Impairment expenses	273	48
Deferred income taxes	52	(46)
Provisions for contingencies	(48)	36
Loss on the extinguishment of debt	149	212
Loss on disposals and impairments - discontinued operations	51	31
Other	46	23
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(312)	191
(Increase) decrease in inventory	(39)	(12)
(Increase) decrease in prepaid expenses and other current assets	(72)	55
(Increase) decrease in other assets	(316)	(147)
Increase (decrease) in accounts payable and other current liabilities	(194)	(252)
Increase (decrease) in income tax payables, net and other tax payables	(176)	(134)
Increase (decrease) in other liabilities	66	(11)
Net cash provided by operating activities	453	1,185
INVESTING ACTIVITIES:
Capital expenditures	(908)	(866)
Acquisitions - net of cash acquired	(728)	(3)
Proceeds from the sale of businesses, net of cash sold	890	135
Proceeds from the sale of assets	16	43
Sale of short-term investments	2,198	2,311
Purchase of short-term investments	(1,925)	(2,381)
Decrease in restricted cash, debt service reserves and other assets	127	32
Other investing	(61)	23
Net cash used in investing activities	(391)	(706)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities, net	130	33
Issuance of recourse debt	1,525	750
Issuance of non-recourse debt	1,710	2,383
Repayments of recourse debt	(1,663)	(1,206)
Repayments of non-recourse debt	(1,349)	(2,169)
Payments for financing fees	(105)	(127)
Distributions to noncontrolling interests	(197)	(211)
Contributions from noncontrolling interests	110	76
Dividends paid on AES common stock	(72)	(60)
Payments for financed capital expenditures	(312)	(257)
Purchase of treasury stock	(32)	(18)
Other financing	5	7
Net cash used in financing activities	(250)	(799)
Effect of exchange rate changes on cash	(14)	(39)
Decrease in cash of discontinued and held-for-sale businesses	75	8
Total decrease in cash and cash equivalents	(127)	(351)
Cash and cash equivalents, beginning	1,642	1,900
Cash and cash equivalents, ending	$1,515	$1,549
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$676	$700
Cash payments for income taxes, net of refunds	$332	$432
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets received upon sale of subsidiaries	$44	$—
Assets acquired through capital lease	$13	$10
Dividends declared but not yet paid	$—	$30
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013
1. FINANCIAL STATEMENT PRESENTATION
The prior-period condensed consolidated financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been reclassified to reflect the businesses held-for-sale and discontinued operations as discussed in Note 17 — Discontinued Operations and Held-for-Sale Businesses.
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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2013 audited consolidated financial statements and notes thereto, which are included in the 2013 Form 10-K filed with the SEC on February 25, 2014 (the “2013 Form 10-K”).
New Accounting Pronouncements Adopted
ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).
Effective January 1, 2014, the Company prospectively adopted ASU No. 2013-11, which requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under ASU No. 2013-11, UTBs are netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The impact to the Company’s Condensed Consolidated Balance Sheet as of June 30, 2014 was a reduction of $66 million to “Other noncurrent liabilities” and an offsetting increase to “Deferred income taxes” under “Noncurrent liabilities.” There were no impacts on the results of operations and cash flows.
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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU No. 2014-09, which brings to a conclusion its project to clarify principles for recognizing revenue, while resulting in a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is not permitted. The standard permits the use of either a full retrospective or modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the standard on its financial position and results of operations.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated:

	June 30, 2014	December 31, 2013
	(in millions)
Coal, fuel oil and other raw materials	$346	$334
Spare parts and supplies	364	350
Total	$710	$684
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

Recurring Measurements
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
AVAILABLE-FOR-SALE:(1)
Debt securities:
Unsecured debentures	$—	$260	$—	$260	$—	$435	$—	$435
Certificates of deposit	—	72	—	72	—	151	—	151
Government debt securities	—	44	—	44	—	25	—	25
Subtotal	—	376	—	376	—	611	—	611
Equity securities:
Mutual funds	—	47	—	47	—	44	—	44
Subtotal	—	47	—	47	—	44	—	44
Total available-for-sale	—	423	—	423	—	655	—	655
TRADING:
Equity securities:
Mutual funds	15	—	—	15	13	—	—	13
Total trading	15	—	—	15	13	—	—	13
DERIVATIVES:
Interest rate derivatives	—	22	—	22	—	98	—	98
Cross currency derivatives	—	—	—	—	—	5	—	5
Foreign currency derivatives	—	15	111	126	—	15	98	113
Commodity derivatives	—	47	17	64	—	18	6	24
Total derivatives	—	84	128	212	—	136	104	240
TOTAL ASSETS	$15	$507	$128	$650	$13	$791	$104	$908
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$226	$183	$409	$—	$221	$101	$322
Cross currency derivatives	—	11	—	11	—	11	—	11
Foreign currency derivatives	—	35	4	39	—	16	5	21
Commodity derivatives	—	42	1	43	—	15	2	17
Total derivatives	—	314	188	502	—	263	108	371
TOTAL LIABILITIES	$—	$314	$188	$502	$—	$263	$108	$371
 _____________________________

(1)	Amortized cost approximated fair value at June 30, 2014 and December 31, 2013.
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013 (presented net by type of derivative). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Three Months Ended June 30, 2014
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(87)	$101	$—	$14
Total gains (losses) (realized and unrealized):
Included in earnings	—	10	3	13
Included in other comprehensive income - derivative activity	(30)	—	—	(30)
Included in other comprehensive income - foreign currency translation activity	—	(2)	—	(2)
Included in regulatory (assets) liabilities	—	—	15	15
Settlements	3	(2)	(2)	(1)
Transfers of assets (liabilities) into Level 3	(69)	—	—	(69)
Transfers of (assets) liabilities out of Level 3	—	—	—	—
Balance at the end of the period	$(183)	$107	$16	$(60)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$9	$—	$9

	Three Months Ended June 30, 2013
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(72)	$71	$(3)	$(4)
Total gains (losses) (realized and unrealized):
Included in earnings	(4)	12	1	9
Included in other comprehensive income - derivative activity	13	—	—	13
Included in other comprehensive income - foreign currency translation activity	—	(3)	—	(3)
Included in regulatory (assets) liabilities	—	—	11	11
Settlements	4	(1)	—	3
Transfers of assets (liabilities) into Level 3	(42)	—	—	(42)
Transfers of (assets) liabilities out of Level 3	38	(9)	—	29
Balance at the end of the period	$(63)	$70	$9	$16
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$14	$—	$14

	Six Months Ended June 30, 2014
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(101)	$93	$4	$(4)
Total gains (losses) (realized and unrealized):
Included in earnings	1	37	1	39
Included in other comprehensive income - derivative activity	(99)	(1)	—	(100)
Included in other comprehensive income - foreign currency translation activity	—	(20)	—	(20)
Included in regulatory (assets) liabilities	—	—	12	12
Settlements	16	(3)	(1)	12
Transfers of (assets) liabilities out of Level 3	—	1	—	1
Balance at the end of the period	$(183)	$107	16	$(60)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$34	$—	$35

	Six Months Ended June 30, 2013
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(412)	$72	$(1)	$(341)
Total gains (losses) (realized and unrealized):
Included in earnings	(4)	15	1	12
Included in other comprehensive income - derivative activity	81	—	—	81
Included in other comprehensive income - foreign currency translation activity	2	(6)	—	(4)
Included in regulatory (assets) liabilities	—	—	10	10
Settlements	48	(2)	(1)	45
Transfers of (assets) liabilities out of Level 3	222	(9)	—	213
Balance at the end of the period	$(63)	$70	$9	$16
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$13	$1	$14
The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of June 30, 2014:

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
	(in millions)
Interest rate	$(183)	Subsidiaries’ credit spreads	3.75% - 5.30% (4.67%)
Foreign currency:
Embedded derivative — Argentine Peso	111	Argentine Peso to U.S. Dollar currency exchange rate after 1 year	8.36 - 30.60 (20.06)
Embedded derivative — Euro	(4)	Subsidiaries’ credit spreads	5.3%
Commodity:
Other	16
Total	$(60)

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

	Six Months Ended June 30, 2014
	Carrying Amount	Fair Value			Gross Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Long-lived assets held and used:(1)
DPL (East Bend)	$14	$—	$2	$—	$12
Ebute	99	—	—	47	52
UK Wind (Newfield)	11	—	—	—	11
Discontinued operations and held-for-sale businesses:(2)
Cameroon	372	—	340	—	38
Equity method investments
Silver Ridge Power	317	—	—	273	44
Goodwill:(3)
DPLER	136	—	—	—	136
Buffalo Gap	28	—	—	10	18

	Six Months Ended June 30, 2013
	Carrying Amount	Fair Value			Gross Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Long-lived assets held and used:(1)
Beaver Valley	$61	$—	$—	$15	$46
Long-lived assets held for sale:(1)
Wind turbines	25	—	25	—	—
Discontinued operations and held-for-sale businesses:(2)
Ukraine utilities	143	—	113	—	34
_____________________________

(1)	See Note 15 — Asset Impairment Expense for further information.

(2)
See Note 17 — Discontinued Operations and Held-For-Sale Businesses for further information. Also, the gross loss equals the carrying amount of the disposal group less its fair value less costs to sell.

(3)	See Note 14 — Goodwill Impairments for further information.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets during the six months ended June 30, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)			($ in millions)
Long-lived assets held and used:
Ebute	$47	Discounted cash flow	Annual revenue growth	0% to 1% (1%)
			Annual pretax operating margin	0% to 47% (24%)
			Weighted-average cost of capital	10.3%
Equity Method Investment:
Silver Ridge Power (1)	273	Discounted cash flow	Annual revenue growth	-57% to 1% (-4%)
			Annual pretax operating margin	-115% to 50% (6%)
			Cost of equity	13% to 16% (14%)
Total	$320
_____________________________
(1) The fair value for Silver Ridge Power was determined using a combination of the bid price (a level 2 input) obtained for the sale of AES’ interest in solar photovoltaic projects in operation and under development in Bulgaria, France, Greece, India and the United States, and a discounted cash flow model for the solar photovoltaic projects that were retained in Italy, Puerto Rico and Spain.
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table sets forth the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, but for which fair value is disclosed.

	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(in millions)
June 30, 2014
Assets
Accounts receivable — noncurrent(1)	$220	$194	$—	$—	$194
Liabilities
Non-recourse debt	15,940	16,500	—	14,143	2,357
Recourse debt	5,783	6,147	—	6,147	—
December 31, 2013
Assets
Accounts receivable — noncurrent(1)	$260	$194	$—	$—	$194
Liabilities
Non-recourse debt	15,380	15,620	—	13,397	2,223
Recourse debt	5,669	6,164	—	6,164	—
_____________________________

(1)
These accounts receivable principally relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in “Noncurrent assets — Other” in the accompanying condensed consolidated balance sheets. The fair value and carrying amount of these accounts receivable exclude value-added tax of $38 million and $46 million at June 30, 2014 and December 31, 2013, respectively.

4. INVESTMENTS IN MARKETABLE SECURITIES
The Company’s investments in marketable debt and equity securities as of June 30, 2014 and December 31, 2013 by security class and by level within the fair value hierarchy have been disclosed in Note 3 — Fair Value. The security classes are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities. As of June 30, 2014, $359 million of available-for-sale debt securities had stated maturities within one year, and $17 million of available-for sale debt securities had stated maturities between one and two years. Gains and losses on the sale of investments are determined using the specific-identification method. Pretax gains and losses related to available-for-sale and trading securities are generally immaterial for disclosure purposes. For the three and six months ended June 30, 2014 and 2013, there were no realized losses on the sale of available-for-sale securities and no other-than-temporary impairment of marketable securities recognized in earnings or other comprehensive income. The following table summarizes the gross proceeds from sale of available-for-sale securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Gross proceeds from sales of available-for-sale securities	$1,158	$619	$2,218	$2,323
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There have been no changes to the information disclosed under Derivatives and Hedging Activities in Note 1 — General and Summary of Significant Accounting Policies included in Item 8. — Financial Statements and Supplementary Data in the 2013 Form 10-K.
Volume of Activity
The following tables set forth, by type of derivative, the Company’s outstanding notional under its derivatives and the weighted-average remaining term as of June 30, 2014 regardless of whether the derivative instruments are in qualifying cash flow hedging relationships:

	Current		Maximum
Interest Rate and Cross Currency	Derivative Notional	Derivative Notional Translated to USD	Derivative Notional	Derivative Notional Translated to USD	Weighted-Average Remaining Term	% of Debt Currently Hedged by Index(2)
	(in millions)				(in years)
Interest Rate Derivatives:(1)
LIBOR (U.S. Dollar)	3,154	$3,154	4,886	$4,886	11	60%
EURIBOR (Euro)	552	756	553	757	8	83%
LIBOR (British Pound)	65	111	65	111	12	83%
Cross Currency Swaps:
Chilean Unidad de Fomento	4	191	4	191	14	67%
_____________________________

(1)
The Company’s interest rate derivative instruments primarily include accreting and amortizing notionals. The maximum derivative notional represents the largest notional at any point between June 30, 2014 and the maturity of the derivative instrument, which includes forward-starting derivative instruments. The interest rate and cross currency derivatives range in maturity through 2033 and 2028, respectively.

(2)
The percentage of variable-rate debt currently hedged is based on the related index and excludes forecasted issuances of debt and variable-rate debt tied to other indices where the Company has no interest rate derivatives.

	June 30, 2014
Foreign Currency Derivatives	Notional(1)	Notional Translated to USD	Weighted-Average Remaining Term (2)
	(in millions)		(in years)
Foreign Currency Options and Forwards:
Chilean Unidad de Fomento	11	$497	1
Chilean Peso	65,607	119	<1
Brazilian Real	150	68	<1
Euro	140	192	<1
Colombian Peso	193,684	103	<1
British Pound	61	105	<1
Embedded Foreign Currency Derivatives:
Argentine Peso	809	99	10
Kazakhstani Tenge	4,783	26	2
Brazilian Real	81	37	<1
_____________________________

(1)	Represents contractual notionals. The notionals for options have not been probability adjusted, which generally would decrease them.

(2)
Represents the remaining tenor of our foreign currency derivatives weighted by the corresponding notional. These options and forwards and these embedded derivatives range in maturity through 2017 and 2025, respectively.

	June 30, 2014
Commodity Derivatives	Notional	Weighted-Average Remaining Term(1)
	(in millions)	(in years)
Power (MWh)	2	3
Coal (Metric tons)	1	2
_____________________________
(1) Represents the remaining tenor of our commodity derivatives weighted by the corresponding volume. These derivatives range in maturity through 2016.
Accounting and Reporting
Assets and Liabilities
The following tables set forth the Company’s derivative instruments as of June 30, 2014 and December 31, 2013, first by whether or not they are designated hedging instruments, then by whether they are current or noncurrent to the extent they are subject to master netting agreements or similar agreements (where the rights to set-off relate to settlement of amounts receivable and payable under those derivatives) and by balances no longer accounted for as derivatives.

	June 30, 2014			December 31, 2013
	Designated	Not Designated	Total	Designated	Not Designated	Total
	(in millions)
Assets
Interest rate derivatives	$20	$2	$22	$96	$2	$98
Cross currency derivatives	—	—	—	5	—	5
Foreign currency derivatives	5	121	126	4	109	113
Commodity derivatives	33	31	64	8	16	24
Total assets	$58	$154	$212	$113	$127	$240
Liabilities
Interest rate derivatives	$406	$3	$409	$318	$4	$322
Cross currency derivatives	11	—	11	11	—	11
Foreign currency derivatives	29	10	39	15	6	21
Commodity derivatives	25	18	43	7	10	17
Total liabilities	$471	$31	$502	$351	$20	$371

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Current	$73	$185	$32	$157
Noncurrent	139	317	208	214
Total	$212	$502	$240	$371
Derivatives subject to master netting agreement or similar agreement:
Gross amounts recognized in the balance sheet	$69	$484	$91	$314
Gross amounts of derivative instruments not offset	(18)	(18)	(9)	(9)
Gross amounts of cash collateral received/pledged not offset	—	(19)	(3)	(6)
Net amount	$51	$447	$79	$299
Other balances that had been, but are no longer, accounted for as derivatives that are to be amortized to earnings over the remaining term of the associated PPA	$163	$185	$169	$190

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

	Gains (Losses) Recognized in AOCL			Gains (Losses) Reclassified from AOCL into Earnings
	Three Months Ended June 30,		Classification in Condensed Consolidated Statements of Operations	Three Months Ended June 30,
Type of Derivative	2014	2013		2014	2013
	(in millions)			(in millions)
Interest rate derivatives	$(124)	$134	Interest expense	$(33)	$(31)
			Non-regulated cost of sales	—	(1)
			Net equity in earnings of affiliates	(2)	(2)
			Gain on sale of investments	—	(21)
Cross currency derivatives	—	(12)	Interest expense	2	(3)
			Foreign currency transaction gains (losses)	4	(19)
Foreign currency derivatives	3	1	Foreign currency transaction gains (losses)	3	2
Commodity derivatives	(6)	7	Non-regulated revenue	6	(1)
			Non-regulated cost of sales	(3)	—
Total	$(127)	$130		$(23)	$(76)

	Gains (Losses) Recognized in AOCL			Gains (Losses) Reclassified from AOCL into Earnings
	Six Months Ended June 30,		Classification in Condensed Consolidated Statements of Operations	Six Months Ended June 30,
Type of Derivative	2014	2013		2014	2013
	(in millions)			(in millions)
Interest rate derivatives	$(274)	$121	Interest expense	$(64)	$(63)
			Non-regulated cost of sales	(1)	(2)
			Net equity in earnings of affiliates	(3)	(4)
			Gain on sale of investments	—	(21)
Cross currency derivatives	(3)	(11)	Interest expense	1	(6)
			Foreign currency transaction gains (losses)	(6)	(14)
Foreign currency derivatives	(12)	2	Foreign currency transaction gains (losses)	10	4
Commodity derivatives	18	2	Non-regulated revenue	19	(1)
			Non-regulated cost of sales	(1)	—
Total	$(271)	$114		$(45)	$(107)
The pretax accumulated other comprehensive income (loss) expected to be recognized as an increase (decrease) to income from continuing operations before income taxes over the next twelve months as of June 30, 2014 is $(117) million for interest rate hedges, $(4) million for cross currency swaps, $(5) million for foreign currency hedges, and $(6) million for commodity and other hedges.
For the three months ended June 30, 2014 and June 30, 2013, pretax gains of $6 million and $0 million net of noncontrolling interests, respectively, were reclassified into earnings as a result of the discontinuance of a cash flow hedge. Hedge accounting was discontinued as the forecasted transaction would not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month time period thereafter.
Ineffective Portion of Cash Flow Hedges
The following table sets forth the pretax gains (losses) recognized in earnings related to the ineffective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the periods indicated:

		Gains (Losses) Recognized in Earnings
	Classification in Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative		2014	2013	2014	2013
		(in millions)
Interest rate derivatives	Interest expense	$1	$31	$1	$30
Cross currency derivatives	Interest expense	(1)	—	(1)	—
Commodity and other derivatives	Non-regulated revenue	—	—	—	—
	Non-regulated cost of sales	—	—	—	—
Total		$—	$31	$—	$30

Not Designated for Hedge Accounting
The following table sets forth the gains (losses) recognized in earnings related to derivative instruments not designated as hedging instruments under the accounting standards for derivatives and hedging and the amortization of balances that had been, but are no longer, accounted for as derivatives, for the periods indicated:

		Gains (Losses) Recognized in Earnings
	Classification in Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative		2014	2013	2014	2013
		(in millions)
Interest rate derivatives	Interest expense	$—	$1	$—	$2
	Net equity in earnings of affiliates	—	—	—	(6)
Foreign currency derivatives	Foreign currency transaction gains (losses)	6	17	29	23
	Net equity in earnings of affiliates	9	(12)	5	(15)
Commodity and other derivatives	Non-regulated revenue	1	12	4	4
	Regulated revenue	—	3	—	—
	Non-regulated cost of sales	2	—	2	1
	Regulated cost of sales	2	11	(6)	11
	Income (loss) from operations of discontinued businesses	(2)	1	(7)	(12)
	Net loss from disposal and impairments of discontinued businesses	72	—	72	—
Total		$90	$33	$99	$8
Credit Risk-Related Contingent Features
DP&L, a utility within our United States strategic business unit, has certain over-the-counter commodity derivative contracts under master netting agreements that contain provisions that require DP&L to maintain an investment-grade issuer credit rating from credit rating agencies. Since DP&L's rating has fallen below investment grade, certain of the counterparties to the derivative contracts have requested immediate and ongoing full overnight collateralization of the mark-to-market loss (fair value excluding credit valuation adjustments), which was $35 million and $11 million as of June 30, 2014 and December 31, 2013, respectively, for all derivatives with credit risk-related contingent features. As of June 30, 2014 and December 31, 2013, DP&L had posted $19 million and $6 million, respectively, of cash collateral directly with third parties and in a broker margin account and DP&L held no cash collateral from counterparties to its derivative instruments that were in an asset position. After consideration of the netting of counterparty assets, DP&L could have been required to, but did not, provide additional collateral of $5 million and $0 million as of June 30, 2014 and December 31, 2013, respectively.
6. FINANCING RECEIVABLES
Financing receivables are defined as receivables that have contractual maturities of greater than one year. The Company has financing receivables pursuant to amended agreements or government resolutions that are due from certain Latin American governmental bodies, primarily in Argentina. The following table sets forth the breakdown of financing receivables by country as of the periods indicated:

	June 30, 2014	December 31, 2013
	(in millions)
Argentina(1)	$138	$164
Dominican Republic	1	2
Brazil	14	18
Total long-term financing receivables	$153	$184
_____________________________

(1)
Total receivables with the Argentine government were $243 million and $286 million, respectively, as of June 30, 2014 and December 31, 2013. The amounts presented in the table above exclude noncurrent receivables of $105 million and $122 million, respectively, as of June 30, 2014 and December 31, 2013, which have not been converted into financing receivables and do not have contractual maturities of greater than one year. Of the $105 million, approximately $82 million is expected to be contributed to a FONINVEMEM Agreement and approximately $23 million is expected to be contributed to a trust to be set up by the Argentine government as required by Resolution 95. Also, excludes the foreign currency-related embedded derivative assets associated with the financing receivables which had a fair value of $111 million and $97 million, respectively, as of June 30, 2014 and December 31, 2013.

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
In March 2013, the Argentine government passed Resolution No. 95/2013 ("Resolution 95") to introduce a new energy regulatory framework. Applicable to the majority of generation companies, the new regulatory framework remunerates the fixed and variable costs plus a margin depending on the type of fuel consumed and technology used. On May 31, 2013, Resolution 95 became effective retroactively to February 1, 2013. CAMMESA, the administrator of the wholesale electricity market in Argentina, has been billing the generation companies in accordance with the Resolution 95 procedures since June 2013. In addition, Resolution 95 determines the portion of future outstanding receivables that shall be contributed into the new trusts to be set up by the Argentine government. In March 2014, AES Argentina signed a framework agreement with the Secretary of Energy that outlines a plan to make an investment in new energy capacity in which AES Argentina will maintain 100% ownership, utilizing Resolution 95 new trust receivables to be accumulated through December 31, 2015. Terms and conditions of this plan are still being negotiated. In May 2014, the Argentine government passed a modification to Resolution 95 named Resolution No. 529/2014 ("Resolution 529"), which is retroactive to February 2014 and updates the remuneration amounts agreed upon in Resolution 95 and creates a new payment provision for major maintenance activities.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information
The following tables summarize financial information of the Company’s 50%-or-less owned affiliates that are accounted for using the equity method.

	50%-or-less Owned Affiliates
For the Six months ended June 30,	2014	2013
	(in millions)
Revenue	$568	$624
Operating margin	150	150
Net income	107	13
Guacolda
On April 11, 2014, AES Gener undertook a series of transactions, pursuant to which AES Gener acquired the interests it did not previously own in Guacolda for $728 million and simultaneously sold the ownership interest to Global Infrastructure Partners ("GIP") for $730 million. The transaction provided GIP with substantive participating rights in Guacolda, and, as a result, the Company continues to account for its investment in Guacolda using the equity method of accounting.
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
On May 20, 2014, the Company issued $775 million aggregate principal amount of senior unsecured floating rate notes due June 2019. The notes bear interest at a rate of 3% above three-month LIBOR, reset quarterly. Concurrent with this offering, the Company repaid $767 million of its existing senior secured term loan due 2018. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $10 million that is included in the Condensed Consolidated Statement of Operations. On June 16, 2014, the Company repaid in full the remaining balance of $29 million of its senior secured term loan due 2018.

On July 25, 2014, the Company issued two notices to call $320 million aggregate principal amount of unsecured notes, $160 million of which will retire notes due in 2015 and $160 million of which will retire notes due in 2016. The Company anticipates closing the transactions on August 25, 2014.
Non-Recourse Debt
Significant transactions
During the six months ended June 30, 2014, the Company's subsidiaries had the following significant debt transactions:

•	Mong Duong drew $272 million under its construction loan facility;

•	Gener issued new debt of $700 million more than offset by repayments of$853 million;

•	IPL issued new debt of $130 million;

•	Tietê issued new debt of $129 million more than offset by repayments of $132 million;

•	Cochrane drew$125 million under its construction loans; and

•	Alto Maipo drew $103 million under its existing loans.
Debt in default
The following table summarizes the Company’s subsidiary non-recourse debt in default or accelerated as of the period indicated. The debt is classified as current non-recourse debt unless otherwise indicated:

	Primary Nature of Default	June 30, 2014
Subsidiary		Default Amount	Net Assets
		(in millions)
Maritza (Bulgaria)	Covenant	$815	$572
Kavarna (Bulgaria)	Covenant	195	88
		$1,010
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
In addition, in the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the corporate debt agreements of The AES Corporation, there could be a cross-default to the Company’s recourse debt. Materiality is defined in the Parent's senior secured credit facility as having provided 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2014, none of the defaults listed above individually or in the aggregate result in or are at risk of triggering a cross-default under the recourse debt of the Company. In the event the Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Additionally, payment defaults and bankruptcy defaults also preclude the making of any restricted payments.
Interest Expense
Interest expense for the three months ended June 30, 2014 has been reduced by approximately $48 million related to contingent interest accruals associated with disputed purchased energy obligations at Sul for which it was determined based on developments within the current quarter that the likelihood of an unfavorable outcome for the payment of interest on the disputed obligations was no longer probable. Interest expense for the three months ended June 30, 2013 has been reduced by approximately $34 million related to the recognition of ineffectiveness on derivative interest rate swaps accounted for as cash flow hedges.
9. CONTINGENCIES AND COMMITMENTS
Guarantees, Letters of Credit and Commitments
In connection with certain project financing, acquisition, power purchase and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to more than 19 years. The following table summarizes the Parent Company’s contingent contractual obligations as of June 30, 2014. Amounts presented in the table below represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The amounts include obligations made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of its businesses of $24 million.

Contingent Contractual Obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees and commitments	$333	16	<$1 - 53
Asset sale related indemnities	287	5	$2 - 209
Cash collateralized letters of credit	102	11	<$1 - 63
Letters of credit under the senior secured credit facility	1	2	<$1
Total	$723	34
During the three months ended June 30, 2014, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts of letters of credit.
Environmental
The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of June 30, 2014, the Company had recorded liabilities of $17 million for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation with current legislation or costs for new legislation introduced could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2014. In aggregate, the Company estimates that the range of potential losses related to environmental matters, where estimable, to be from $1 million up to $3 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recorded aggregate liabilities for all claims of approximately $238 million and $239 million as of June 30, 2014 and December 31, 2013, respectively. These amounts are reported on the condensed consolidated balance sheets within “accrued and other liabilities” and “other noncurrent liabilities.” A significant portion of these accrued liabilities relate to employment, non-income tax and customer disputes in international jurisdictions, principally Brazil. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
The Company believes, based upon information it currently possesses and taking into account established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2014. The material contingencies where a loss is reasonably possible primarily include: claims under financing agreements; disputes with offtakers, suppliers and EPC contractors; alleged violation of monopoly laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $1.2 billion and $1.8 billion. Certain claims are in settlement negotiations. The amounts considered reasonably possible do not include amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

10. PENSION PLANS
Total pension cost for the periods indicated included the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(in millions)
Service cost	$4	$4	$4	$6	$7	$8	$8	$13
Interest cost	12	129	11	134	24	251	22	273
Expected return on plan assets	(16)	(96)	(16)	(127)	(32)	(186)	(31)	(257)
Amortization of prior service cost	1	1	2	—	3	2	3	—
Amortization of net loss	3	9	7	22	6	17	14	42
Total pension cost	$4	$47	$8	$35	$8	$92	$16	$71
Total employer contributions for the six months ended June 30, 2014 for the Company’s U.S. and foreign subsidiaries were $55 million and $80 million, respectively. The expected remaining scheduled employer contributions for 2014 are $1 million and $58 million for U.S. and foreign subsidiaries, respectively.
11. EQUITY
Changes in Equity
The following table provides a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, noncontrolling interests and total equity as of the periods indicated:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Balance at the beginning of the period	$4,330	$3,321	$7,651	$4,569	$2,945	$7,514
Net income (loss)	75	266	341	249	283	532
Total foreign currency translation adjustment, net of income tax	(56)	38	(18)	(148)	(69)	(217)
Total change in derivative fair value, net of income tax	(99)	(94)	(193)	123	48	171
Total pension adjustments, net of income tax	14	17	31	6	21	27
Capital contributions from noncontrolling interests	—	113	113	—	55	55
Distributions to noncontrolling interests	—	(215)	(215)	—	(226)	(226)
Disposition of businesses	—	(151)	(151)	(1)	(20)	(21)
Acquisition of treasury stock	(32)	—	(32)	(18)	—	(18)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	16	—	16	24	—	24
Dividends declared on common stock ($0.05 per share)	(36)	—	(36)	(60)	—	(60)
Sale of subsidiary shares to noncontrolling interests	—	—	—	11	22	33
Transaction between entities under common control	5	2	7	—	—	—
Acquisition of subsidiary shares from noncontrolling interests	(6)	—	(6)	(6)	(1)	(7)
Balance at the end of the period	$4,211	$3,297	$7,508	$4,749	$3,058	$7,807
Equity Transactions with Noncontrolling Interests
Masinloc — On June 25, 2014, the Company executed an agreement to sell approximately 45% of its interest in Masin-AES Pte Ltd., a wholly-owned subsidiary that owns the Company's business interests in the Philippines, for $453 million, subject to certain purchase price adjustments. On July 15, 2014, the Company completed the Masinloc sale transaction and received proceeds of $453 million, including $23 million contingent upon the achievement of certain restructuring efficiencies. The proceeds of $453 million are approximately $300 million in excess of the carrying amount at June 30, 2014 of the Company’s 45% interest in Masin-AES Pte Ltd. The sale includes indirect interests in the 630 MW Masinloc coal-fired power plant, ongoing Masinloc facility expansion projects, and approximately 60 MW of potential energy storage projects in advanced development. The Company is currently evaluating the third quarter 2014 accounting implications of this sale.
After completion of the sale, the Company continues to own a 51% net ownership interest in Masinloc and will continue to manage and operate the plant, with 41% owned by Electricity Generating Public Company Limited (EGCO Group) and 8% owned by the International Finance Corporation (IFC). As the Company maintained control after the sale, Masinloc will continue to be accounted for as a consolidated subsidiary within the Asia SBU reportable segment.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component, net of tax and noncontrolling interests for the six months ended June 30, 2014 were as follows:

	Unrealized derivative losses, net	Unfunded pension obligations, net	Foreign currency translation adjustment, net	Total
	(in millions)
Balance at the beginning of the period	$(307)	$(291)	$(2,284)	$(2,882)
Other comprehensive income before reclassifications	(116)	9	(9)	(116)
Amounts reclassified from accumulated other comprehensive loss	17	5	(47)	(25)
Net current-period other comprehensive income	(99)	14	(56)	(141)
Balance at the end of the period	$(406)	$(277)	$(2,340)	$(3,023)
Reclassifications out of accumulated other comprehensive loss for the periods indicated were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Details About Accumulated Other Comprehensive Loss Components	Affected Line Item in the Condensed Consolidated Statement of Operations	2014	2013	2014	2013
		(in millions) (1)
Unrealized derivative losses, net
	Non-regulated revenue	$6	$(1)	$19	$(1)
	Non-regulated cost of sales	(3)	(1)	(2)	(2)
	Interest expense	(31)	(34)	(63)	(69)
	Gain on sale of investments	—	(21)	—	(21)
	Foreign currency transaction gains (losses)	7	(17)	4	(10)
	Income from continuing operations before taxes and equity in earnings of affiliates	(21)	(74)	(42)	(103)
	Income tax expense	10	15	13	22
	Net equity in earnings of affiliates	(2)	(2)	(3)	(4)
	Income from continuing operations	(13)	(61)	(32)	(85)
	Income from continuing operations attributable to noncontrolling interests	15	11	15	13
	Net income (loss) attributable to The AES Corporation	$2	$(50)	$(17)	$(72)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(9)	$(19)	$(17)	$(39)
	Non-regulated cost of sales	1	(1)	—	(2)
	Income from continuing operations before taxes and equity in earnings of affiliates	(8)	(20)	(17)	(41)
	Income tax expense	(2)	7	1	14
	Other income	(2)	—	(2)	—
	Income from continuing operations	(12)	(13)	(18)	(27)
	Net loss from disposal and impairments of discontinued businesses	2	—	2	—
	Net income	(10)	(13)	(16)	(27)
	Income from continuing operations attributable to noncontrolling interests	7	10	11	21
	Net income (loss) attributable to The AES Corporation	$(3)	$(3)	$(5)	$(6)
Available-for-sale securities, net
	Interest income	$—	$(1)	$—	$(1)
	Net income attributable to The AES Corporation	$—	$(1)	$—	$(1)
Foreign currency translation adjustment, net
	Gain on sale of investments	$—	$(4)	$—	$(1)
	Net loss from disposal and impairments of discontinued businesses	53	(35)	47	(35)
	Net income (loss) attributable to The AES Corporation	$53	$(39)	$47	$(36)
Total reclassifications for the period, net of income tax and noncontrolling interests		$52	$(93)	$25	$(115)
_____________________________

(1)	Amounts in parentheses indicate debits to the condensed consolidated statement of operations.
Stock Repurchase Program
During the three months ended June 30, 2014, shares of common stock repurchased under the existing stock repurchase program (the "Program") totaled 2,305,713 at a total cost of $32 million. The cumulative purchases under the Program totaled 86,317,944 shares at a total cost of $1 billion, which includes a nominal amount of commissions (average price per share of $11.98, including commissions). As of June 30, 2014, $159 million was available under the Program.
The common stock repurchased has been classified as treasury stock and accounted for using the cost method. A total of 91,126,094 and 90,808,168 shares were held as treasury stock at June 30, 2014 and December 31, 2013, respectively. Restricted stock units under the Company’s employee benefit plans are issued from treasury stock. The Company has not retired any common stock repurchased since it began the Program in July 2010.
Subsequent to June 30, 2014, the Company, repurchased an additional 1,065,700 shares at a cost of $15.6 million, bringing the cumulative total through August 6, 2014 to 87,383,644 shares at a total cost of $1 billion (average price of $12.01 per share including commissions).
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
Corporate and Other — Silver Ridge Power (formerly AES Solar Holding Company) and certain other unconsolidated businesses are accounted for using the equity method of accounting; therefore, their operating results are included in “Net Equity in Earnings of Affiliates” on the face of the Condensed Consolidated Statements of Operations, not in revenue. “Corporate and Other” also includes corporate overhead costs which are not directly associated with the operations of our six reportable segments and other intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pretax income from continuing operations attributable to AES excluding unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, gains or losses due to dispositions and acquisitions of business interests, losses due to impairments and costs due to the early retirement of debt. The Company has concluded that Adjusted PTC best reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists the investors in determining which businesses have the greatest impact on the overall Company results.
Corporate allocations include certain self-insurance activities which are reflected within segment Adjusted PTC. All intra-segment activity has been eliminated with respect to revenue and Adjusted PTC within the segment. Inter-segment activity has been eliminated within the total consolidated results. Asset information for businesses that were discontinued or classified as held-for-sale as of June 30, 2014 is segregated and is shown in the line “Discontinued businesses” in the accompanying segment tables.
Information about the Company’s operations by segment for the periods indicated was as follows:

Revenue	Total Revenue		Intersegment		External Revenue
Three Months Ended June 30,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$893	$858	$—	$—	$893	$858
Andes SBU	724	725	(1)	—	723	725
Brazil SBU	1,533	1,230	—	—	1,533	1,230
MCAC SBU	692	694	—	—	692	694
EMEA SBU	305	295	—	—	305	295
Asia SBU	163	142	—	—	163	142
Corporate and Other	5	3	(3)	(2)	2	1
Total Revenue	$4,315	$3,947	$(4)	$(2)	$4,311	$3,945

Revenue	Total Revenue		Intersegment		External Revenue
Six Months Ended June 30,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$1,894	$1,744	$—	$—	$1,894	$1,744
Andes SBU	1,344	1,415	(1)	—	1,343	1,415
Brazil SBU	2,978	2,659	—	—	2,978	2,659
MCAC SBU	1,330	1,363	(1)	—	1,329	1,363
EMEA SBU	696	638	—	—	696	638
Asia SBU	331	275	—	—	331	275
Corporate and Other	7	4	(5)	(3)	2	1
Total Revenue	$8,580	$8,098	$(7)	$(3)	$8,573	$8,095

	Total Adjusted Pretax Contribution		Intersegment		External Adjusted Pretax Contribution
Adjusted Pretax Contribution (1)
Three Months Ended June 30,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$80	$63	$3	$3	$83	$66
Andes SBU	104	88	1	4	105	92
Brazil SBU	115	78	—	—	115	78
MCAC SBU	95	104	10	4	105	108
EMEA SBU	73	72	3	2	76	74
Asia SBU	23	40	—	—	23	40
Corporate and Other	(150)	(156)	(17)	(13)	(167)	(169)
Total Adjusted Pretax Contribution	$340	$289	$—	$—	$340	$289
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains (losses)					22	53
Unrealized foreign currency gains (losses)					(7)	(23)
Disposition/acquisition gains (losses)					(2)	23
Impairment losses					(99)	—
Loss on extinguishment of debt					(13)	(164)
Pretax contribution					241	178
Add: income from continuing operations before taxes, attributable to noncontrolling interests					197	231
Less: Net equity in earnings of affiliates					20	2
Income from continuing operations before taxes and equity in earnings of affiliates					$418	$407

	Total Adjusted Pretax Contribution		Intersegment		External Adjusted Pretax Contribution
Adjusted Pretax Contribution (1)
Six Months Ended June 30,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$155	$196	$6	$5	$161	$201
Andes SBU	157	169	4	7	161	176
Brazil SBU	184	120	1	1	185	121
MCAC SBU	160	160	14	7	174	167
EMEA SBU	188	168	6	5	194	173
Asia SBU	31	71	1	1	32	72
Corporate and Other	(292)	(325)	(32)	(26)	(324)	(351)
Total Adjusted Pretax Contribution	$583	$559	$—	$—	$583	$559
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains (losses)					32	39
Unrealized foreign currency gains (losses)					(33)	(49)
Disposition/acquisition gains (losses)					(1)	26
Impairment losses					(265)	(48)
Loss on extinguishment of debt					(147)	(207)
Pretax contribution					169	320
Add: income from continuing operations before taxes, attributable to noncontrolling interests					412	403
Less: Net equity in earnings of affiliates					45	6
Income from continuing operations before taxes and equity in earnings of affiliates					$536	$717
_____________________________

(1)
Adjusted pretax contribution in each segment before intersegment eliminations includes the effect of intercompany transactions with other segments except for interest, charges for certain management fees and the write-off of intercompany balances.

Assets by segment as of the periods indicated were as follows:

	Total Assets
	June 30, 2014	December 31, 2013
Assets	(in millions)
US SBU	$9,835	$9,952
Andes SBU	7,458	7,356
Brazil SBU	9,144	8,388
MCAC SBU	5,060	5,075
EMEA SBU	4,240	4,191
Asia SBU	2,953	2,810
Discontinued businesses	—	1,718
Corporate and Other & eliminations	743	921
Total Assets	$39,433	$40,411
13. OTHER INCOME AND EXPENSE
Other Income
Other income generally includes contract terminations, gains on asset sales and extinguishments of liabilities, favorable judgments on contingencies, and other income from miscellaneous transactions. The components of other income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Contract termination (Beaver Valley)	$—	$—	$—	$60
Contingency reversal (Kazakhstan) (1)	18	—	18	—
Gain on sale of assets	8	4	10	5
Other	7	9	16	16
Total other income	$33	$13	$44	$81
_____________________________
(1) Reversal of a liability in Kazakhstan from the expiration of a statute of limitations for the Republic of Kazakhstan to claim payment from AES.
Other Expense
Other expense generally includes losses on asset sales, legal contingencies and losses from other miscellaneous transactions. The components of other expense are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Loss on sale and disposal of assets	$12	$10	$19	$25
Contract termination	—	—	—	7
Other	5	7	6	11
Total other expense	$17	$17	$25	$43
14. GOODWILL IMPAIRMENT
DPLER — During the first quarter of 2014, the Company performed an interim impairment test on the $136 million in goodwill at its DPLER reporting unit, a competitive retail marketer selling retail electricity to customers in Ohio and Illinois. The DPLER reporting unit was identified as being "at risk" during the fourth quarter of 2013. The impairment indicators arose based on market information available regarding actual and proposed sales of competitive retail marketers, which indicated a significant decline in valuations during the first quarter of 2014.
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
In the preliminary Step 2, the goodwill was determined to have an implied fair value of zero after the hypothetical purchase price allocation and the Company accordingly recognized a full impairment of the $136 million in goodwill at the DPLER reporting unit during the three months ended March 31, 2014, which was the Company's best estimate of the impairment loss based on the results of the preliminary Step 2 test. In the second quarter of 2014, the Company finalized the measurement of the goodwill impairment charge that was recorded in the first quarter of 2014, which resulted in no adjustments to the amount recognized. DPLER is reported in the US SBU reportable segment.
Buffalo Gap — During the first quarter of 2014, the Company recognized an $18 million impairment of its goodwill at its Buffalo Gap reporting unit, which is comprised of three wind projects in Texas with an aggregate generation capacity of 524 MW, and is reported in the US SBU reportable segment.
15. ASSET IMPAIRMENT EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Beaver Valley	$—	$—	$—	$46
DP&L (East Bend)	—	—	12	—
Ebute	52	—	52	—
UK Wind (Newfield)	11	—	11	—
Other	—	—	—	2
Total asset impairment expense	$63	$—	$75	$48
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
DP&L (East Bend) — During the first quarter of 2014, the Company tested the recoverability of long-lived assets at East Bend, a 186 MW coal-fired plant in Ohio jointly owned by DP&L (a wholly owned subsidiary of AES). Indications during that quarter that the fair value of the asset group was less than its carrying amount were determined to be impairment indicators given how narrowly these long-lived assets had passed the recoverability test during the fourth quarter of 2013. During the first quarter of 2014, the Company determined that the carrying amount of the asset group was not recoverable. The East Bend asset group was determined to have a fair value of $2 million using the market approach. As a result, the Company recognized an asset impairment expense of $12 million. East Bend is reported in the US SBU reportable segment.
Ebute — During the second quarter of 2014, the Company identified impairment indicators at Ebute in Nigeria, resulting from the continued lack of gas supply and the increased likelihood of selling the asset group before the end of its useful life. The Company determined that the carrying amount of the asset group was not recoverable. The Ebute asset group was determined to have a fair value of $47 million using primarily the market approach based on indications about the proceeds that could be received from a future sale, the amount of cash flows estimated to be received until that sale under its power purchase agreement and the amount of cash on hand. As a result, the Company recognized an asset impairment expense of $52 million. Ebute is reported in the EMEA SBU reportable segment.
UK Wind (Newfield) — During the second quarter of 2014, the Company tested the recoverability of long-lived assets at its Newfield wind development project in the United Kingdom after the UK government refused to grant a permit necessary for the project to continue. The Company determined that the carrying amount of the asset group was not recoverable. The Newfield asset group was determined to have no fair value using the income approach. As a result, the Company recognized an asset impairment expense of $11 million. UK Wind (Newfield) is reported in the EMEA SBU reportable segment.
16. OTHER NON-OPERATING EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Silver Ridge Power	$44	$—	$44	$—
Total other non-operating expense	$44	$—	$44	$—

Silver Ridge — On June 16, 2014, the Company executed an agreement to sell its 50% ownership interest in Silver Ridge Power, LLC (“SRP”) for a purchase price of $165 million, subject to certain purchase price adjustments, and excluding the Company’s indirect ownership interests in SRP’s solar generation businesses in Italy, Puerto Rico and Spain. SRP is a solar power joint venture of AES and Riverstone Holdings LLC with each partner having a 50% ownership interest in SRP. As a result of the Company's continuing interests and involvement in SRP's solar generation businesses in Italy, Puerto Rico, and Spain, the transaction will not result in a sale for accounting purposes until all continuing involvement by AES has been eliminated. The buyer also has an option to purchase the Company's indirect 50% interest in the Italy solar generation business for additional consideration of $42 million by August 2015.
During the second quarter of 2014, the Company determined that there was a decline in the fair value of its equity method investment in SRP that was other than temporary based on indications about the fair value of the projects in Italy and Spain that resulted from actual and proposed changes to their tariffs. As a result, the Company recognized a pretax impairment loss of $44 million in other non-operating expense in the second quarter of 2014. The sale of the 50% ownership interest in SRP closed on July 2, 2014 for $179 million, including purchase price adjustments.
17. DISCONTINUED OPERATIONS AND HELD-FOR-SALE BUSINESSES
The following table summarizes the revenue, income from operations, income tax expense, impairment and loss on disposal of all discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (1)	2014	2013
	(in millions)
Revenue	$104	$164	$233	$426
Income from operations of discontinued businesses, before income tax	$15	$4	$49	$6
Income tax expense	(8)	(7)	(22)	(5)
Income (loss) from operations of discontinued businesses, after income tax	$7	$(3)	$27	$1
Net (loss) income from disposal and impairments of discontinued businesses, after income tax	$(13)	$3	$(56)	$(33)
_____________________________
(1) Includes the results of operations of our Ukraine utility businesses, which were sold in April 2013.
Cameroon—In September 2013, a subsidiary of the Company executed sale agreements for the sale of AES White Cliffs B.V. (owner of 56% of AES SONEL S.A), AES Kribi Holdings B.V. (owner of 56% of Kribi Power Development Company S.A.) and AES Dibamba Holdings B.V., (owner of 56% of Dibamba Power Development Company S.A.). In June 2014 the Company sold its entire equity interest in all three businesses in Cameroon. Net proceeds from the sale transaction were $202 million with $162 million received at closing and non-contingent consideration of $40 million to be received in June 2016. The carrying amount of $40 million, which approximates fair value, is classified in other noncurrent assets and is secured by a $40 million letter of credit from a well-capitalized, multinational bank. Between meeting the held-for-sale criteria in September 2013 through the first quarter of 2014, the Company has recognized impairments of $101 million representing the difference between their aggregate carrying amount of $435 million and fair value less costs to sell of $334 million. During the second quarter of 2014, the Company recognized an additional loss on sale of $7 million. These businesses were previously reported in EMEA SBU reportable segment and "Corporate and Other".
Saurashtra—In October 2013, the Company executed a sale agreement for the sale of its wholly owned subsidiary AES Saurashtra Private Ltd, a 39 MW wind project in India. The sale transaction closed on February 24, 2014 and net proceeds of $8 million were received. Saurashtra was previously reported in the Asia SBU reportable segment.
U.S. wind projects—In November 2013, the Company executed an agreement for the sale of its 100% membership interests in three wind projects with an aggregate generation capacity of 234 MW: Condon in California, Lake Benton I in Minnesota and Storm Lake II in Iowa. Under the terms of the sale agreement, the buyer has an option to purchase the Company's 100% interest in Armenia Mountain, a 101 MW wind project in Pennsylvania at a fixed price of $75 million. The option is exercisable between January 1, 2015 and April 1, 2015 (both dates inclusive). The sale transaction closed on January 30, 2014 and net proceeds of $27 million were received. Approximately $3 million of the net proceeds received have been deferred and allocated to the buyer's option to purchase Armenia Mountain. These wind projects were previously reported in the US SBU reportable segment. Armenia Mountain has not met the held-for-sale criteria and, accordingly, is reflected within continuing operations.

18. DISPOSITIONS
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
19. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted-average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive restricted stock units, stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. The following tables present a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the periods indicated. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended June 30,
	2014			2013
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$142	725	$0.20	$167	747	$0.22
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	—	—
Restricted stock units	—	2	—	—	4	—
DILUTED EARNINGS PER SHARE	$142	728	$0.20	$167	751	$0.22

	Six Months Ended June 30,
	2014			2013
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$95	725	$0.13	$279	746	$0.37
EFFECT OF DILUTIVE SECURITIES
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	—	—	3	—
DILUTED EARNINGS PER SHARE	$95	728	$0.13	$279	750	$0.37
The calculation of diluted earnings per share excluded 5 million and 7 million options outstanding at June 30, 2014 and 2013, respectively, that could potentially dilute basic earnings per share in the future. These options were not included in the computation of diluted earnings per share because the exercise price of these options exceeded the average market price during the related period.
The calculation of diluted earnings per share also excluded 2 million and 1 million restricted stock units outstanding at June 30, 2014 and 2013, respectively, that could potentially dilute basic earnings per share in the future. These restricted stock units were not included in the computation of diluted earnings per share because the average amount of compensation cost per share attributed to future service and not yet recognized exceeded the average market price during the related period and thus to include the restricted units would have been anti-dilutive.
For the three and six months ended June 30, 2014 and 2013, all 15 million shares of potential common stock associated with convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.
During the six months ended June 30, 2014, 1 million shares of common stock were issued under the Company’s profit-sharing plan.

20. SUBSEQUENT EVENTS
Stock Repurchase Program — The Company continued stock repurchases after June 30, 2014 under its stock repurchase program. For additional information on stock repurchases after the quarter, see Note 11— Equity.
Dividends — On July 15, 2014 the Company's Board of Directors declared a dividend of $0.05 per outstanding common share payable on August 15, 2014 to the shareholders of record at the close of business on August 1, 2014.
Masinloc Sale — The sale of a noncontrolling interest in Masinloc closed on July 15, 2014. See Note 11 — Equity for further information.
Silver Ridge Sale — The sale of the Company's ownership in Silver Ridge Power closed on July 2, 2014. See Note 16 — Other Non-Operating Expense for further information.
Recourse Debt Transaction - On July 25, 2014 the Company issued two notices to call $320 million aggregate principal amount of unsecured notes. See Note 8 — Debt for further information.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “AES,” “the Company,” “us,” or “we” refer to the consolidated entity and all of its subsidiaries and affiliates, collectively. The term “The AES Corporation” or “the Parent Company” refers only to the parent, publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. The condensed consolidated financial statements included in Item 1. — Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2013 Form 10-K.
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
Our Organization — The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the business internally and is organized by geographic regions which provide better socio-political-economic understanding of our business. The management reporting structure is organized along six SBUs — led by our Chief Executive Officer (“CEO”). Using the accounting guidance on segment reporting, the Company has determined that its reportable segments correspond to the six SBUs. Management’s discussion and analysis of Operating Margin, Adjusted Operating Margin and Adjusted Pretax Contribution is organized according to the SBU structure as follows:

•	US SBU

•	Andes SBU

•	Brazil SBU

•	MCAC SBU

•	EMEA SBU

•	Asia SBU
Corporate and Other — The Company’s corporate operations are reported within “Corporate and Other” because they do not require separate disclosure under segment reporting accounting guidance.

Key Topics in the Management Discussion and Analysis
Our discussion covers the following:

•	Overview of Q2 2014 Results, Management's Strategic Priorities and Strategic Performance

•	Review of Consolidated Results of Operations

•	SBU Analysis and Non-GAAP Measures

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity

Q2 2014 Performance
Earnings Per Share Results in Q2 2014

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Diluted earnings per share from continuing operations	$0.20	$0.22	$(0.02)	(9)%	$0.13	$0.37	$(0.24)	(65)%
Adjusted earnings per share (a non-GAAP measure)(1)	$0.28	$0.35	$(0.07)	(20)%	$0.53	$0.62	$(0.09)	(15)%
_____________________________

(1)	See reconciliation and definition under Non-GAAP Measures.
Three Months Ended June 30, 2014
Diluted earnings per share from continuing operations decreased $0.02, or 9%, to $0.20 principally due to a higher effective tax rate, higher asset impairment expense, lower gross margin, and other non-operating expense in 2014 resulting from the other-than-temporary impairment of Silver Ridge Power, partially offset by decreased losses on extinguishment of debt.
Adjusted earnings per share, a non-GAAP measure, decreased by 20% primarily due to a higher effective tax rate and lower gross margin.
Six Months Ended June 30, 2014
Diluted earnings per share from continuing operations decreased $0.24, or 65%, to $0.13 principally due to goodwill impairments in the US, a higher effective tax rate, lower gross margin, other non-operating expense in 2014 resulting from the other-than-temporary impairment of Silver Ridge Power, and higher other income in 2013 resulting from the termination of the PPA at Beaver Valley, partially offset by decreased losses on extinguishment of debt and lower foreign currency transaction losses in 2014.
Adjusted earnings per share, a non-GAAP measure, decreased by 15% primarily due to a higher effective tax rate, lower gross margin, and higher other income in 2013 resulting from the termination of the PPA at Beaver Valley.
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

•
Growing our business through disciplined and targeted initiatives, with a focus on platform expansions, adjacent services and selective acquisitions, as well as improving the risk-adjusted returns on our existing assets. To this end, we may reduce our exposure to or opportunistically exit markets in which we do not foresee sufficient growth opportunities or where we are unable to earn a fair risk-adjusted return relative to monetization alternatives; and

•
Reduce the cash flow and earnings volatility of our businesses by proactively managing our currency, commodity and political risk exposures, mostly through contractual and regulatory mechanisms, as well as commercial hedging activities. We also will continue to limit our risk by utilizing non-recourse project financing for the majority of our businesses.

Q2 2014 Strategic Performance
We continue to execute on our strategic objectives of safe, reliable and sustainable operations, improvement of available capital and deployment of discretionary cash and realignment of our geographic focus. Key highlights of our progress during the six months ended June 30, 2014 include:

Safe, Reliable and Sustainable Operations
Our Key Performance Indicators ("KPIs") for the periods indicated are as follows:

	For the Six Months Ended June 30,
Key Performance Indicators	2014	2013	Variance
Safety: Employee Lost-Time Incident Case Rate	.090	.103	13%
Safety: Operational Contractor Lost-Time Incident Case Rate	.012	.040	70%
Generation
Commercial Availability (%)	91.3%	93.2%	(1.9)%
Equivalent Forced Outage Factor (EFOF, %)	3.9%	2.7%	(1.2)%
Heat Rate (BTU/kWh)	9,796	9,600	(196)
Utility
System Average Interruption Duration Index (SAIDI, hours)	5.8	6.6	0.8
System Average Interruption Frequency Index (SAIFI, number of interruptions)	3.7	3.3	(0.4)
Non-Technical Losses (%)	2.0%	2.5%	0.5%
_________________________________________________
Definitions:

•	Lost-Time Incident Case Rate: Number of lost-time cases per number of full-time employees or contractors.

•	Commercial Availability: Actual variable margin, as a percentage of potential variable margin if the unit had been available at full capacity during outages.

•	Equivalent Forced Outage Factor: The percentage of the time that a plant is not capable of producing energy, due to unplanned operational reductions in production.

•	Heat Rate: The amount of energy used by an electrical generator or power plant to generate one kilowatt-hour (kWh).

•	System Average Interruption Duration Index: The total hours of interruption the average customer experiences annually. Trailing 12-month average.

•	System Average Interruption Frequency Index: The average number of interruptions the average customer experiences annually. Trailing 12-month average.

•	Non-Technical Losses: Delivered energy that was not billed due to measurement error, theft or other reasons. Trailing 12-month average.
We continue to focus on safety as our top priority. Our safety performance improved in the second quarter of 2014, as we lowered our lost-time incident case rates for both employees and operational contractors.
Generation in gigawatt-hours (GWh) is down 3% compared to the first six months of 2013, mainly driven by dry hydrological conditions in Brazil and Panama, as well as higher unplanned outages at our generation plants in Ohio and the Philippines. The dry conditions were partially offset by new capacity in Chile.
Compared to the first half of 2013, our performance on our KPIs was mixed, as our generation KPIs declined while indicators for our utilities improved. Our Commercial Availability and Equivalent Forced Outage Factor (EFOF) performance deteriorated, largely driven by our unplanned outages at our generation plants in Ohio and the Philippines as discussed above. Most of these events have been resolved and mitigation plans have been implemented. For utilities, our performance on System Average Interruption Duration Index ("SAIDI") and Non-Technical Losses improved compared to the first six months of 2013.
Improving Available Capital and Deployment of Discretionary Cash
We continue to focus on improving cash generation and optimizing the use of our parent discretionary cash. During the second quarter of 2014, we generated $232 million of cash flow from operating activities and closed the sale of our business in Cameroon for $162 million. We utilized cash consistent with our strategy, as we paid a quarterly dividend of $36 million ($0.05 per share), repurchased common stock under the existing stock repurchase program at a total cost of $32 million, invested $228 million in our subsidiaries for platform expansions and other purposes, and utilized $31 million to reduce and refinance recourse debt at the Parent Company.
Realigning Our Geographic Focus
In the second quarter of 2014, we commenced construction of platform expansion projects in the United States and Chile. We are building 671 MW of new gas-fired capacity at Indianapolis Power & Light and 21 MW of solar capacity at AES Gener. We also continued to advance our pipeline of approximately 4,500 MW of new capacity under construction, including the 531 MW Alto Maipo hydroelectric project in Chile. These projects are scheduled to come on-line through 2018.
We made several announcements regarding asset sales and partnerships during the quarter. We closed the sale of our interests in our Cameroon assets and exited the country, further reducing our footprint. We also announced two new transactions representing equity proceeds to AES of up to $660 million. In June 2014, we announced the sale of the majority of our solar assets in Europe, India and the United States. In addition, we sold 45% of our interest in the Masinloc facility and agreed with our partner to use Masinloc as our exclusive vehicle for growth in the Philippines.

Review of Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
Results of operations	2014	2013	$ change	% change	2014	2013	$ change	% change
	($ in millions, except per share amounts)
Revenue:
US SBU	$893	$858	$35	4%	$1,894	$1,744	$150	9%
Andes SBU	724	725	(1)	—%	1,344	1,415	(71)	-5%
Brazil SBU	1,533	1,230	303	25%	2,978	2,659	319	12%
MCAC SBU	692	694	(2)	—%	1,330	1,363	(33)	-2%
EMEA SBU	305	295	10	3%	696	638	58	9%
Asia SBU	163	142	21	15%	331	275	56	20%
Corporate and Other	5	3	2	67%	7	4	3	75%
Intersegment eliminations	(4)	(2)	(2)	-100%	(7)	(3)	(4)	-133%
Total Revenue	4,311	3,945	366	9%	8,573	8,095	478	6%
Operating Margin:
US SBU	$144	$147	$(3)	-2%	$278	$292	$(14)	-5%
Andes SBU	148	148	—	—%	239	282	(43)	-15%
Brazil SBU	270	313	(43)	-14%	591	516	75	15%
MCAC SBU	146	149	(3)	-2%	235	254	(19)	-7%
EMEA SBU	77	86	(9)	-10%	210	200	10	5%
Asia SBU	27	45	(18)	-40%	37	83	(46)	-55%
Corporate and Other	4	22	(18)	-82%	26	19	7	37%
Intersegment eliminations	3	(9)	12	133%	(3)	4	(7)	-175%
Total Operating Margin	819	901	(82)	-9%	1,613	1,650	(37)	-2%
General and administrative expenses	(52)	(53)	1	2%	(103)	(107)	4	4%
Interest expense	(323)	(337)	14	4%	(696)	(707)	11	2%
Interest income	73	63	10	16%	136	128	8	6%
Loss on extinguishment of debt	(15)	(165)	150	91%	(149)	(212)	63	30%
Other expense	(17)	(17)	—	—%	(25)	(43)	18	42%
Other income	33	13	20	154%	44	81	(37)	-46%
Gain on sale of investments	—	20	(20)	-100%	1	23	(22)	-96%
Goodwill impairment expense	—	—	—	—%	(154)	—	(154)	NA
Asset impairment expense	(63)	—	(63)	NA	(75)	(48)	(27)	-56%
Foreign currency transaction gains (losses)	7	(18)	25	139%	(12)	(48)	36	75%
Other non-operating expense	(44)	—	(44)	NA	(44)	—	(44)	NA
Income tax expense	(157)	(76)	(81)	-107%	(211)	(159)	(52)	-33%
Net equity in earnings of affiliates	20	2	18	900%	45	6	39	650%
INCOME FROM CONTINUING OPERATIONS	281	333	(52)	-16%	370	564	(194)	-34%
Income (loss) from operations of discontinued businesses, net of income tax expense of $8, $7, $22, and $5, respectively	7	(3)	10	333%	27	1	26	NM
Net (loss) gain from disposal and impairments of discontinued businesses, net of income tax (benefit) expense of $5, $0, $4, and $(1), respectively	(13)	3	(16)	-533%	(56)	(33)	(23)	-70%
NET INCOME	275	333	(58)	-17%	341	532	(191)	-36%
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(139)	(166)	27	16%	(275)	(285)	10	4%
Less: (Income) loss from discontinued operations attributable to noncontrolling interests	(3)	—	(3)	NA	9	2	7	350%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$133	$167	$(34)	-20%	$75	$249	$(174)	-70%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$142	$167	$(25)	-15%	$95	$279	$(184)	-66%
Loss from discontinued operations, net of tax	(9)	—	(9)	NA	(20)	(30)	10	33%
Net income	$133	$167	$(34)	-20%	$75	$249	$(174)	-70%
Net cash provided by operating activities	$232	$567	$(335)	-59%	$453	$1,185	$(732)	-62%
DIVIDENDS DECLARED PER COMMON SHARE	0.05	0.08	$(0.03)	-38%	0.05	0.08	(0.03)	-38%
NM - Not Meaningful
Three months ended June 30, 2014:
Revenue increased $366 million, or 9%, to $4.3 billion in the three months ended June 30, 2014 compared with $3.9 billion in the three months ended June 30, 2013. Including the unfavorable impact of foreign currency of $154 million, the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall favorable variance of $35 million driven by higher retail rates at DPL in Ohio, as a result of the ESP implemented in January 2014, and IPL in Indiana, due to higher pass-through costs, largely offset by lower generation at DPL.

•
Andes — Overall unfavorable impact of $1 million driven by Gener in Chile due to lower spot prices, Argentina due to unfavorable foreign exchange, partially offset by Chivor in Colombia due to higher spot and contract prices.

•
Brazil — Overall favorable impact of $303 million driven by higher volume at Uruguaiana, higher tariffs at Eletropaulo and Sul, primarily pass-through costs, and Tietê due to higher spot prices and contract prices, partially offset by unfavorable foreign exchange.

•	MCAC — Overall unfavorable impact of $2 million driven by El Salvador due to lower pass-through energy costs, partially offset by higher contract and capacity prices in Panama.

•
EMEA — Overall favorable impact of $10 million driven by favorable foreign exchange in Northern Ireland in the U.K. and Maritza in Bulgaria, partially offset by unfavorable foreign exchange in Kazakhstan.

•	Asia — Overall favorable impact of $21 million driven by higher generation at Kelanitissa in Sri Lanka, partially offset by a reduction in rates according to the PPA.
Operating margin decreased $82 million, or 9%, to $819 million in the three months ended June 30, 2014 compared with $901 million in the three months ended June 30, 2013. Including the unfavorable impact of foreign currency of $24 million, the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall unfavorable impact of $3 million driven by DPL in Ohio due to unrealized derivative losses and lower generation volumes, partially offset by higher retail rates. This decrease was partially offset by contributions from platform expansion projects at Southland and DPL (Tait). Revenue increases due to pass-through costs do not have a corresponding impact on operating margin.

•	Andes — Overall neutral impact. Gener in Chile decreased due to lower spot and contract margins, offset by Argentina, due to higher rates related to Resolution 529.

•
Brazil — Overall unfavorable impact of $43 million driven by Uruguaiana due to a non-recurring extinguishment of a liability based on a favorable arbitration decision of $53 million in the second quarter of 2013. Tietê also decreased as a result of unfavorable foreign exchange rates and lower volumes, partially offset by higher spot prices. Partially offsetting these results, Eletropaulo increased driven by higher rates and volumes, partially offset by higher fixed costs. Revenue increases due to pass-through costs do not have a corresponding impact on operating margin.

•
MCAC — Overall unfavorable impact of $3 million driven by a decrease in Panama, as a non-recurring settlement agreement related to the Esti tunnel received during the second quarter of 2013 was partially offset by compensation from the government of Panama received in the second quarter of 2014. El Salvador also decreased due to higher energy losses and other fees. Offsetting these results, the Dominican Republic increased due to higher generation, somewhat offset by lower volume of gas sales to third parties and higher fuel prices.

•	EMEA — Overall unfavorable impact of $9 million driven by higher scheduled outages at Maritza, partially offset by Kilroot in the U.K. due to higher rates, including income from energy price hedges.

•	Asia — Overall unfavorable impact of $18 million driven by lower plant availability in the Philippines and a reduction in rates according to the PPA at Kelanitissa.
Six months ended June 30, 2014:
Revenue increased $478 million, or 6%, to $8.6 billion in the six months ended June 30, 2014 compared with $8.1 billion in the six months ended June 30, 2013. Including the unfavorable impact of foreign currency of $489 million, the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•	US — Overall favorable variance of $150 million driven by higher retail rates and volumes at DPL in Ohio and IPL in Indiana.

•
Andes — Overall unfavorable impact of $71 million driven by Argentina due to the impact of Resolution 95 since our fuel is provided and there is no longer a pass through included in revenues and unfavorable foreign exchange, partially offset by higher availability. Gener in Chile decreased as a result of lower contract and spot prices, partially offset by higher volume. Offsetting these trends, Chivor in Colombia increased due to higher spot and contract prices, somewhat offset by lower volume and unfavorable foreign exchange.

•
Brazil — Overall favorable impact of $319 million driven by higher volumes and higher tariffs, primarily pass-through costs, at Eletropaulo and Sul. Tietê also increased due to higher rates. Unfavorable foreign exchange partially offset these results.

•
MCAC — Overall unfavorable impact of $33 million driven by the Dominican Republic due to lower third party gas sales. El Salvador also decreased as a result of a one-time unfavorable adjustment to unbilled revenue and lower pass-through costs. Offsetting these results, Panama increased as a result of higher prices.

•
EMEA — Overall favorable impact of $58 million driven by the United Kingdom, as a result of favorable foreign exchange, higher volumes, and the contributions from U.K. wind businesses, partially offset by lower rates. Maritza in Bulgaria also increased due to higher prices and favorable foreign exchange rates, partially offset by higher planned outages.

•	Asia — Overall favorable impact of $56 million driven by higher generation at Kelanitissa in Sri Lanka.
Operating margin decreased $37 million, or 2%, to $1.6 billion in the six months ended June 30, 2014 compared with $1.7 billion in the six months ended June 30, 2013. Including the unfavorable impact of foreign currency of $88 million the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall unfavorable impact of $14 million driven by DPL as outages and lower gas availability resulted in higher purchased power and related costs to supply higher demand from cold weather, as well as unrealized derivative losses. Contributions from platform expansion projects at Southland and DPL (Tait), combined with higher availability at Hawaii, partially offset these results. Revenue increases due to pass-through costs do not have a corresponding impact on operating margin.

•
Andes — Overall unfavorable impact of $43 million driven by Gener in Chile, due to planned maintenance, lower contract prices and higher spot energy purchases, partially offset by full impact of new operations at Ventanas IV in 2014.

•
Brazil — Overall favorable impact of $75 million driven by Tietê, as a result of higher prices. Eletropaulo also increased driven by higher tariffs and volume, partially offset by higher fixed costs. These results were partially offset by unfavorable foreign exchange rates and a non-recurring extinguishment of a liability based on a favorable arbitration decision of $53 million in the second quarter of 2013 at Uruguaiana. Revenue increases due to pass-through costs do not have a corresponding impact on operating margin.

•
MCAC — Overall unfavorable impact of $19 million driven by Panama due to a non-recurring settlement in 2013 related to the Esti tunnel. El Salvador also decreased due to one-time unfavorable adjustment to unbilled revenue. Partially offsetting these results, the Dominican Republic increased due to higher availability and higher spot sales.

•	EMEA — Overall favorable impact of $10 million driven by the United Kingdom, as a result of higher rates at Kilroot, higher dispatch at Ballylumford, and the contributions from U.K. wind businesses.

•
Asia — Overall unfavorable impact of $46 million driven by Masinloc in the Philippines, due to lower plant availability and the market operator's adjustment in the first quarter of 2014 to retrospectively recalculate energy prices related to an unprecedented increase in spot energy prices in November and December 2013. Kelanitissa also decreased due to a reduction in rates according to the PPA.

General and administrative expenses
General and administrative expenses decreased $1 million, or 2%, to $52 million for the three months ended June 30, 2014 mainly due to lower business development costs and travel costs, partially offset by an increase in professional fees and employee related costs.
General and administrative expenses decreased $4 million, or 4%, to $103 million for the six months ended June 30, 2014 mainly due to lower business development costs and travel costs, partially offset by an increase in professional fees.
Interest expense
Interest expense decreased $14 million, or 4%, to $323 million for the three months ended June 30, 2014. The decrease was primarily due to the reversal of $48 million of contingent interest accruals associated with disputed purchased energy obligations at Sul, and a reduction in debt. These decreases were offset by a $34 million gain in the prior year related to the recognition of ineffectiveness on derivative interest rate swaps accounted for as cash flow hedges.
Interest expense decreased $11 million, or 2%, to $696 million for the six months ended June 30, 2014. The decrease was primarily due to the reversal of $48 million of contingent interest accruals associated with disputed purchased energy obligations at Sul, and a reduction in debt. These decreases were offset by a $34 million gain in the prior year related to the recognition of ineffectiveness on derivative interest rate swaps accounted for as cash flow hedges.
See Note 8. — Debt included in Item 1. — Financial Statements of this Form 10-Q for further information.

Interest income
Interest income increased $10 million, or 16%, to $73 million for the three months ended June 30, 2014. The increase was primarily in Brazil, due to an increase in regulatory assets, partially offset by lower receivable balances.
Interest income increased $8 million, or 6%, to $136 million for the six months ended June 30, 2014. The increase was primarily in Brazil, due to an increase in regulatory assets, partially offset by lower receivable balances.
Loss on extinguishment of debt
Loss on extinguishment of debt was $15 million and $149 million for the three and six months ended June 30, 2014, respectively, related to early extinguishment of debt at the Parent Company. See Note 8. — Debt included in Item 1. — Financial Statements of this Form 10-Q for further information.
Other income and expense
See discussion of the components of other income and expense in Note 13 — Other Income and Expense included in Item 1. — Financial Statements of this Form 10-Q for further information.
Gain on sale of investments
There was no gain on sale of investments for the three months ended June 30, 2014. Gain on sale of investments for the three months ended June 30, 2013 was $20 million, primarily related to the sale of the remaining 20% interest in Cartagena.
Gain on sale of investments for the six months ended June 30, 2014 was $1 million, which is primarily related to the sale of Chengdu, an equity investment in China. Gain on sale of investments for the six months ended June 30, 2013 was $23 million, primarily related to the sale of the remaining 20% interest in Cartagena, as discussed above.
Goodwill Impairment
Goodwill impairment expense for the three and six months ended June 30, 2014 was $0 million and $154 million, respectively. There was no goodwill impairment for the three and six months ended June 30, 2013. See Note 14 — Goodwill Impairment included in Item 1. — Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $63 million and $75 million for the three and six months ended June 30, 2014, and $0 million and $48 million for the three and six months ended June 30, 2013. See Note 15 — Asset Impairment Expense included in Item 1. — Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses)
Foreign currency transaction gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in millions)
Chile	2	$(10)	$(6)	$(14)
Brazil	1	(8)	6	(10)
Philippines	6	(7)	8	(7)
The AES Corporation	(1)	7	(3)	(17)
Argentina	1	—	(14)	(3)
Other	(2)	—	(3)	3
Total(1)	$7	$(18)	$(12)	$(48)
___________________________________________

(1)
Includes $10 million and $17 million in gains on foreign currency derivative contracts for the three months ended June 30, 2014 and 2013, respectively, and $43 million and $19 million in gains on foreign currency derivative contracts for the six months ended June 30, 2014 and 2013, respectively.

There were no significant foreign currency transaction gains or losses for the three months ended June 30, 2014.
The Company recognized foreign currency transaction losses of $18 million for the three months ended June 30, 2013 primarily due to:

•
losses of $10 million in Chile were primarily due to a 5% weakening of the Chilean Peso, resulting in losses at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean Pesos, primarily cash, accounts receivables and VAT receivables. These losses were partially offset by income on foreign currency derivatives.
The Company recognized foreign currency transaction losses of $12 million for the six months ended June 30, 2014 primarily due to:

•
losses of $14 million in Argentina primarily due to the devaluation of the Argentine Peso by 25%, resulting in losses at AES Argentina Generation (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt, and losses at Termoandes (a U.S. Dollar functional currency subsidiary) mainly associated with cash and account receivable balances in local currency and the foreign currency losses on purchase of Argentine sovereign bonds. These losses were partially offset by a gain on a foreign currency embedded derivative at AES Argentina Generation related to government receivables.

The Company recognized foreign currency transaction losses of $48 million for the six months ended June 30, 2013 primarily due to:

•
losses of $17 million at The AES Corporation were primarily due to decreases in the valuation of intercompany notes receivable denominated in foreign currency, resulting from the weakening of the Euro and British Pound during the year, partially offset by gains related to foreign currency options;

•
losses of $14 million in Chile were primarily due to a 6% weakening of the Chilean Peso, resulting in losses at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean pesos, primarily cash, accounts receivable and VAT receivables. Additional losses were related to foreign currency derivatives; and

•	losses of $10 million in Brazil which were mainly related to commercial liabilities denominated in U.S. Dollars due to the 8% weakening of the Brazilian Real versus the U.S. Dollar.
Other non-operating expense
Total other non-operating expense was $44 million for the three and six months ended June 30, 2014, which is attributable to the impairment loss of $44 million recognized in conjunction with the sale of the Company's 50% ownership interest in Silver Ridge Power, LLC ("SRP"). There was no other non-operating expense for the three and six months ended June 30, 2013. See Note 16 — Other Non-Operating Expense included in Item 1. — Financial Statements of this Form 10-Q for further information.
Income tax expense
Income tax expense increased $81 million, or 107%, to $157 million for the three months ended June 30, 2014 compared to $76 million for the three months ended June 30, 2013. The Company’s effective tax rates were 38% and 19% for the three months ended June 30, 2014 and 2013, respectively.
The net increase in the effective tax rate for the three months ended June 30, 2014 compared to the same period in 2013 was due, in part, to certain asset impairments recorded this quarter with no related tax benefit and net favorable resolution of various uncertain tax positions and lower tax expense from certain higher tax jurisdictions in the second quarter of 2013. See Note 15 — Asset Impairment Expense for additional information regarding asset impairment.
Income tax expense increased $52 million, or 33%, to $211 million for the six months ended June 30, 2014 compared to $159 million for the six months ended June 30, 2013. The Company’s effective tax rates were 39% and 22% for the six months ended June 30, 2014 and 2013, respectively.
The net increase in the effective tax rate for the six months ended June 30, 2014 compared to the same period in 2013 was due, in part, to the nondeductible goodwill impairments recorded during the first quarter of 2014 and certain asset impairments recorded this quarter with no related tax benefit. Further, the 2013 effective tax rate benefited from the extension of a favorable U.S. tax law in the first quarter of 2013 impacting distributions from certain non-U.S. subsidiaries, net favorable resolution of various uncertain tax positions, and lower tax expense from certain higher tax jurisdictions. See Note 14 — Goodwill Impairment and Note 15 — Asset Impairment Expense for additional information regarding goodwill and asset impairment, respectively.
Our effective tax rate reflects the tax effect of significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.

Net equity in earnings of affiliates
Net equity in earnings of affiliates increased $18 million to $20 million for the three months ended June 30, 2014. The increase was primarily due to a loss on an embedded foreign currency derivative at Entek in 2013.
Net equity in earnings of affiliates increased $39 million to $45 million for the six months ended June 30, 2014. The increase was primarily due to increased earnings at Guacolda due to the sale of a transmission line, as well as a loss on an embedded foreign currency derivative at Entek in 2013.
Income from continuing operations attributable to noncontrolling interests
Income from continuing operations attributable to noncontrolling interests decreased $27 million, or 16%, to $139 million for the three months ended June 30, 2014. The decrease was primarily due to decreased gross margin at Uruguaiana caused by a favorable arbitration settlement in 2013.
Income from continuing operations attributable to noncontrolling interests decreased $10 million, or 4%, to $275 million for the six months ended June 30, 2014. The decrease was primarily due to lower operating income at Panama related to lower hydrology and decreased gross margin at Uruguaiana, as discussed above, partially offset by increased operating income as a result of higher prices of the energy sold in spot market at Tietê.
Discontinued operations
Total discontinued operations was a net loss of $6 million and $0 million for the three months ended June 30, 2014 and 2013, respectively, and a net loss of $29 million and $32 million for the six months ended June 30, 2014 and 2013, respectively. See Note 17 — Discontinued Operations and Held-for-Sale Businesses included in Item 1. — Financial Statements of this Form 10-Q for further information.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $34 million to $133 million in the three months ended June 30, 2014 compared to a net income attributable to AES of $167 million in the three months ended June 30, 2013. The key drivers of the decrease include:

•	higher effective tax rate;

•	higher asset impairment expense;

•	lower gross margin;

•	higher other-than-temporary impairment expense in 2014; and

•	lower gains from ineffectiveness on interest rate swaps in 2014.
These decreases were partially offset by:

•	lower expenses resulting from debt extinguishments in 2014.
Net income attributable to The AES Corporation decreased $174 million to $75 million in the six months ended June 30, 2014 compared to net income attributable to AES of $249 million in the six months ended June 30, 2013. The key drivers of the decrease include:

•	goodwill impairments in the US;

•	higher effective tax rate;

•	lower gross margin, as discussed above;

•	higher other-than-temporary impairment expense in 2014;

•	higher other income in 2013 relating to the gain from the termination of the PPA at Beaver Valley; and

•	lower gains from ineffectiveness on interest rate swaps in 2014.
These decreases were partially offset by:

•	lower expenses resulting from debt extinguishments in 2014; and

•	lower foreign currency transaction losses in 2014.

Net cash provided by operating activities
Net cash provided by operating activities decreased $732 million to $453 million during the six months ended June 30, 2014 compared to $1.2 billion during the six months ended June 30, 2013. Please refer to Consolidated Cash Flows -- Operating Activities for further discussion.
Net cash provided by operating activities decreased $335 million, or 59%, to $232 million in three months ended June 30, 2014 compared with $567 million during the three months ended June 30, 2013.
Operating cash flow of $232 million for the three months ended June 30, 2014 resulted primarily from net income adjusted for non-cash items, principally depreciation and amortization and impairment expenses partially offset by a net use of cash for operating activities of $441 million in operating assets and liabilities. This net use of cash for operating activities of $441 million was primarily due to the following:

•
a decrease of $609 million in accounts payable and other current liabilities, primarily due to a decrease in energy purchases at Eletropaulo and Sul as well as lower interest payments at the Parent Company; partially offset by

•	an increase of $128 million in other liabilities primarily due to increases in regulatory liabilities at Eletropaulo and Sul which will be refunded to customers through future tariffs;

•
a decrease of $128 million in other assets primarily due to a decrease in noncurrent regulatory assets at Eletropaulo and Sul resulting from funds received from the offtaker to partially cover higher costs of energy purchased.

Net cash provided by operating activities was $567 million during the three months ended June 30, 2013. Operating cash flows resulted primarily from net income adjusted for non-cash items, principally depreciation and amortization and loss on extinguishment of debt partially offset by a net use of cash for operating activities of $161 million in operating assets and liabilities. This net use of cash for operating activities of $161 million was primarily due to the following:

•
a decrease of $426 million in accounts payable and other current liabilities, primarily due to reduced operations and the extinguishment of a liability based on a favorable arbitration decision at Uruguaiana, a decrease in current regulatory liabilities at Eletropaulo, higher interest payments at the Parent Company and DPL and higher energy purchases at Tietê;

•
an increase of $102 million in other assets primarily due to an increase in noncurrent regulatory assets at Eletropaulo, resulting from higher priced energy purchases which are recoverable through future tariffs; partially offset by

•
a decrease of $247 million in prepaid expenses and other current assets due to a decrease in current regulatory assets, for the recovery of prior period tariff cycle energy purchases and regulatory charges at Eletropaulo as well as the recovery of a receivable from the regulator at Sul; and

•	a decrease of $149 million in accounts receivable due to reduced operations at Uruguaiana and a lower tariff at Eletropaulo.
Non-GAAP Measures
Adjusted Operating Margin, adjusted pretax contribution (“Adjusted PTC”) and adjusted earnings per share (“Adjusted EPS”) are non-GAAP supplemental measures that are used by management and external users of our consolidated financial statements such as investors, industry analysts and lenders.
Adjusted Operating Margin
Operating Margin is defined as revenue less cost of sales. Cost of sales includes costs incurred directly by the businesses in the ordinary course of business, such as:

•	Electricity and fuel purchases,

•	Operations and maintenance costs,

•	Depreciation and amortization expense,

•	Bad debt expense and recoveries,

•	General administrative and support costs at the businesses, and

•	Gains or losses on derivatives associated with the purchase and sale of electricity or fuel.
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
Adjusted Pretax Contribution and Adjusted Earnings Per Share
We define adjusted pretax contribution ("Adjusted PTC") as pretax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) gains or losses due to dispositions and acquisitions of business interests, (d) losses due to impairments, and (e) costs due to the early retirement of debt. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the aforementioned items.
Adjusted PTC reflects the impact of noncontrolling interests and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in operating margin, adjusted pretax contribution includes the other components of our income statement, such as:

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
The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to The AES Corporation. The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. We believe that Adjusted PTC and Adjusted EPS better reflect the underlying business performance of the Company and are considered in the Company’s internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, losses due to impairments and strategic decisions to dispose of or acquire business interests or retire debt, which affect results in a given period or periods. In addition, for Adjusted PTC, earnings before tax represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Adjusted PTC and Adjusted EPS should not be construed as alternatives to income from continuing operations attributable to The AES Corporation and diluted earnings per share from continuing operations, which are determined in accordance with GAAP.
Reconciliations of Non-GAAP Measures
Adjusted Operating Margin

Reconciliation of Adjusted Operating Margin to Operating Margin	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted Operating Margin	($'s in millions)
US	$144	$134	$287	$292
Andes	116	114	183	211
Brazil	82	90	168	144
MCAC	126	136	223	222
EMEA	68	81	195	189
Asia	26	42	36	78
Corp/Other	4	22	26	19
Intersegment Eliminations	3	(9)	(3)	4
Total Adjusted Operating Margin	569	610	1,115	1,159
Noncontrolling Interests Adjustment	243	277	501	490
Derivatives Adjustment	7	14	(3)	1
Operating Margin	$819	$901	$1,613	$1,650
Adjusted Pretax Contribution: For a reconciliation of Adjusted PTC to net income from continuing operations, see Note 12 — Segments included in Item 1. — Financial Statements of this Form 10-Q.

Adjusted EPS

	Three Months Ended June 30,				Six Months Ended June 30,
Reconciliation of Adjusted Earnings Per Share	2014		2013		2014		2013
Diluted earnings per share from continuing operations	$0.20		$0.22		$0.13		$0.37
Unrealized derivative (gains) losses (1)	(0.02)		(0.05)		(0.03)		(0.03)
Unrealized foreign currency transaction (gains) losses (2)	—		0.04		0.03		0.05
Disposition/acquisition (gains) losses	—		(0.03)	(3)	—		(0.03)	(4)
Impairment losses	0.09	(5)	—		0.26	(6)	0.05	(7)
Loss on extinguishment of debt	0.01	(8)	0.17	(9)	0.14	(10)	0.21	(11)
Adjusted earnings per share	$0.28		$0.35		$0.53		$0.62
_____________________________

(1)
Unrealized derivative (gains) losses were net of income tax per share of $(0.01) and $(0.02) in the three months ended June 30, 2014 and 2013, and of $(0.01) and $(0.02) in the six months ended June 30, 2014 and 2013, respectively.

(2)
Unrealized foreign currency transaction (gains) losses were net of income tax per share of $0.00 and $0.00 in the three months ended June 30, 2014 and 2013, and of $0.01 and $0.01 in the six months ended June 30, 2014 and 2013, respectively.

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

(5)
Amount primarily relates to the asset impairment at Ebute of $52 million ($34 million, or $0.05 per share, net of income tax per share of $0.02) and at Newfield of $11 million ($6 million, or $0.00 per share, net of income tax per share of $0.00) and other-than-temporary impairment of our equity method investment at Silver Ridge of $44 million ($30 million, or $0.04 per share, net of income tax per share of $0.02).

(6)
Amount primarily relates to the goodwill impairments at DPLER of $136 million ($92 million, or $0.13 per share, net of income tax per share of $0.06), at Buffalo Gap of $18 million ($18 million, or $0.03 per share, net of income tax per share of $0.00) and asset impairments at Ebute of $52 million ($34 million, or $0.05 per share, net of income tax per share of $0.02), at Newfield of $11 million ($6 million, or $0.00 per share, net of income tax per share of $0.00), at DPL of $12 million ($8 million, or $0.01 per share, net of income tax per share of $0.00) and other-than-temporary impairment of our equity method investment at Silver Ridge of $44 million ($30 million, or $0.04 per share, net of income tax per share of $0.02).

(7)	Amount primarily relates to asset impairment at Beaver Valley of $46 million ($34 million, or $0.05 per share, net of income tax per share of $0.02).

(8)	Amount primarily relates to the loss on early retirement of debt at Corporate of $13 million ($8 million, or $0.01 per share, net of income tax per share of $0.01).

(9)	Amount primarily relates to the loss on early retirement of debt at Corporate of $163 million ($121 million, or $0.16 per share, net of income tax per share of $0.06).

(10)	Amount primarily relates to the loss on early retirement of debt at Corporate of $145 million ($99 million, or $0.14 per share, net of income tax per share of $0.06).

(11)
Amount primarily relates to the loss on early retirement of debt at Corporate of $165 million ($123 million, or $0.16 per share, net of income tax per share of $0.06) and at Masinloc of $43 million ($29 million, or $0.04 per share, net of noncontrolling interest of $3 million and of income tax per share of $0.01).

Operating Margin and Adjusted PTC Analysis
US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our US SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$144	$147	$(3)	-2%	$278	$292	$(14)	-5%
Noncontrolling Interests Adjustment	—	—			—	—
Derivatives Adjustment	—	(13)			9	—
Adjusted Operating Margin	$144	$134	$10	7%	287	292	$(5)	-2%
Adjusted PTC	$80	$63	$17	27%	$155	$196	$(41)	21%
Operating margin for the three months ended June 30, 2014 decreased $3 million, or 2%. This performance was driven primarily by the following businesses and key operating drivers:

•
DPL decreased $19 million, primarily due to a $15 million impact from unrealized mark-to-market gains on derivatives in 2013 that did not recur, combined with a decrease in sales volumes, partially offset by an increase in retail rates.

This decrease was partially offset by:

•
US Generation increased by $14 million, primarily due to $8 million relating to the implementation of the synchronous condensers to provide ancillary services in June 2013 at Southland, $3 million due to the completion of the Tait energy storage project at DPL in September 2013, and an increase in market prices relating to production at Laurel Mountain of $2 million.
Adjusted Operating Margin increased $10 million for the US SBU due to the drivers above, excluding the impact of unrealized derivative gains and losses. AES owns 100% of its businesses in the US, so there is no adjustment for noncontrolling interests.
Adjusted PTC increased $17 million driven by a $3 million gain recognized from proceeds relating to a bankruptcy settlement at Laurel Mountain, as well as the increase of $10 million in Adjusted Operating Margin described above.
Operating margin for the six months ended June 30, 2014 decreased $14 million, or 5%. This performance was driven primarily by the following businesses and key operating drivers:

•
DPL decreased $48 million, driven by outages and lower gas availability, which resulted in higher purchased power and related costs to supply higher demand from cold weather during the first quarter, as well as outages and lower gains on unrealized derivative in the second quarter.

This decrease was partially offset by:

•
US Generation increased by $33 million, primarily due to $11 million from increased availability as a result of fewer outages at Hawaii, $11 million relating to the implementation of the synchronous condensers to provide ancillary services in June 2013 at Southland, $8 million at Laurel Mountain due to increased market prices relating to production, and $6 million due to the completion 2013 of the Tait energy storage project in September 2013.

Adjusted Operating Margin decreased $5 million for the US SBU due to the drivers above, excluding the impact of unrealized derivative gains and losses. AES owns 100% of its businesses in the US, so there is no adjustment for noncontrolling interests.
Adjusted PTC decreased $41 million driven by net gains of $53 million recognized as a result of the early termination of the PPA and coal supply contract at Beaver Valley during the first quarter of 2013, as well as the decrease of $5 million in Adjusted Operating Margin described above.
Andes SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Andes SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$148	$148	$—	—%	$239	$282	$(43)	-15%
Noncontrolling Interests Adjustment	32	34			56	71
Derivatives Adjustment	—	—			—	—
Adjusted Operating Margin	$116	$114	$2	—%	$183	$211	$(28)	-13%
Adjusted PTC	$104	$88	$16	18%	$157	$169	$(12)	7%
Including the neutral impact of foreign currency translation and remeasurement, operating margin for the three months ended June 30, 2014 remained flat. This performance was driven primarily by the following businesses and key operating drivers:

•
Argentina increased $6 million driven by higher rates of $17 million related to the Resolution 529 adjustment (retroactive from February 2014), offset by higher fixed costs of $9 million mainly caused by inflation adjustments.

This increase was offset by:

•
Gener in Chile decreased $4 million due to lower spot prices and lower margins on Energy Plus contracts at Termoandes of $8 million and lower contract prices at Norgener of $5 million, partially offset by lower fixed costs from lower maintenance of $8 million; and

•	Chivor in Colombia decreased $2 million from higher fixed costs related to the tunnel maintenance, partially offset by higher ancillary services and spot prices.
Adjusted Operating Margin increased $2 million for the year due to the drivers above, adjusted for the impact of noncontrolling interests. AES owns 71% of Gener and Chivor and 100% of AES Argentina.

Adjusted PTC increased $16 million, driven by the increase of $2 million in Adjusted Operating Margin described above and lower realized foreign currency losses of $15 million in Chile.
Including the unfavorable impact of foreign currency translation and remeasurement of $3 million, operating margin for the six months ended June 30, 2014 decreased $43 million, or 15%. This performance was driven primarily by the following businesses and key operating drivers:

•
Gener in Chile decreased $44 million, driven by lower availability in the first quarter due primarily to planned outages of $22 million, a reduction of $39 million from lower contract prices, spot prices in the SADI and lower Energy Plus margin, partially offset by the contribution of $10 million from Ventanas IV, which commenced operations in March 2013, and lower fixed costs from lower maintenance of $9 million;

•	Chivor in Colombia decreased $3 million driven by higher fixed costs as described above and lower foreign currency exchange rates, partially offset by higher prices and AGC sales; and

•
Argentina increased $3 million driven by higher rates of $17 million as a result of the impact of Resolution 529, partially offset by higher fixed costs of $16 million driven by higher inflation adjustment.

Adjusted Operating Margin decreased $28 million for the year due to the drivers above, adjusted for the impact of noncontrolling interests. AES owns 71% of Gener and Chivor and 100% of AES Argentina.
Adjusted PTC decreased $12 million, driven by the decrease of $28 million in Adjusted Operating Margin described above, partially offset by higher equity earnings from the sale of a transmission line of Guacolda and lower realized foreign currency losses in Chile.
Brazil SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Brazil SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$270	$313	$(43)	-14%	$591	$516	$75	15%
Noncontrolling Interests Adjustment	188	223			423	372
Derivatives Adjustment	—	—			—	—
Adjusted Operating Margin	$82	$90	$(8)	-9%	$168	$144	$24	17%
Adjusted PTC	$115	$78	$37	47%	$184	$120	$64	53%
Including the unfavorable impact of foreign currency translation of $23 million, operating margin for the three months ended June 30, 2014 decreased $43 million, or 14%. This performance was driven primarily by the following businesses and key operating drivers:

•
Uruguaiana decreased $39 million, as a result of the extinguishment of a liability based on a favorable arbitration decision of $53 million in the second quarter of 2013, partially offset by higher generation volumes from a temporary restart of operations;

•
Tietê decreased $12 million, driven by unfavorable foreign exchange rates of $16 million and lower generation volumes of $40 million as a result of low water inflows, partially offset by higher spot prices of $45 million; and

•
Eletropaulo decreased $5 million due to higher fixed costs of $53 million, including higher payroll and pension expense, as well as higher depreciation and unfavorable impact of foreign exchange, partially offset by $59 million of higher rates as a result of the July 2013 tariff adjustment and volume.

These decreases were partially offset by:

•	Sul increased by $13 million driven by higher volumes from warmer weather of $10 million.
Adjusted Operating Margin decreased $8 million primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests. AES owns 16% of Eletropaulo, 46% of Uruguaiana, 100% of Sul and 24% of Tietê.
Adjusted PTC increased $37 million, as the decrease of $8 million in Adjusted Operating Margin described above was offset by the reversal of a loss contingency related to interest expense of $47 million at Sul that is no longer considered probable.

Including the unfavorable impact of foreign currency translation of $83 million, operating margin for the six months ended June 30, 2014 increased $75 million, or 15%. This performance was driven primarily by the following businesses and key operating drivers:

•
Tietê increased $74 million, driven by a net impact of $142 million related to higher sales in the spot market, partially offset by lower contracted volumes of energy sold to Eletropaulo, and unfavorable foreign exchange rates of $61 million;

•	Eletropaulo increased $24 million, driven by higher tariffs and volume of $99 million, partially offset by unfavorable foreign exchange rates of $17 million and higher fixed costs of $56 million; and

•
Sul increased $23 million, due to higher volume of $35 million, partially offset by higher fixed cost expense of $3 million mainly related to services, due to the stormy weather, and unfavorable foreign exchange rates of $5 million.

These increases were partially offset by:

•
Uruguaiana decreased $46 million, as a result of the extinguishment of a liability based on a favorable arbitration decision of $53 million in the second quarter of 2013, partially offset by higher generation in 2014 during the period of temporary restart of operations.

Adjusted Operating Margin increased $24 million primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests. AES owns 16% of Eletropaulo, 46% of Uruguaiana, 100% of Sul and 24% of Tietê.
Adjusted PTC increased $64 million, driven by the increase of the $24 million in Adjusted Operating Margin described above and the reversal of a loss contingency related to interest expense of $47 million at Sul that is no longer considered probable, partially offset by higher interest expense, as a result of an increase in interest rates.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our MCAC SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$146	$149	$(3)	-2%	$235	$254	$(19)	-7%
Noncontrolling Interests Adjustment	17	12			10	31
Derivatives Adjustment	(3)	(1)			(2)	(1)
Adjusted Operating Margin	$126	$136	$(10)	-7%	$223	$222	$1	—%
Adjusted PTC	$95	$104	$(9)	-9%	$160	$160	$—	0%
Including the unfavorable impact of currency translation of $1 million, operating margin for the three months ended June 30, 2014 decreased $3 million, or 2%. This performance was driven primarily by the following businesses and key operating drivers:

•
Panama decreased $8 million, driven by the Esti tunnel settlement agreement received during the second quarter of 2013 of $31 million, partially offset by a compensation from the government of Panama of $16 million related to spot purchases driven by dry hydrological conditions, as well as lower fixed costs of $7 million; and

•	El Salvador decreased $4 million, due primarily to higher energy losses and other fixed costs.
This decrease was partially offset by:

•
Dominican Republic increased $11 million, mainly related to higher sales due to higher generation of $15 million, as well as higher availability during Q2 2014 of $9 million, partially offset by lower volume of gas sales to third parties of $8 million and higher fuel prices of $5 million.

Adjusted Operating Margin decreased $10 million due to the drivers above, adjusted for the impact of noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 89.8% of Changuinola and 49% of its other generation facilities in Panama, 100% of Andres and Los Mina, 50% of Itabo in the Dominican Republic, and a weighted average of 75% of its businesses in El Salvador.
Adjusted PTC decreased $9 million, driven by the decrease of $10 million in Adjusted Operating Margin as described above.

Including the unfavorable impact of currency translation of $2 million, operating margin for the six months ended June 30, 2014 decreased $19 million, or 7%. This performance was driven primarily by the following businesses and key operating drivers:

•
Panama decreased $39 million, driven by dry hydrological conditions, which resulted in lower generation and higher energy purchases of $45 million and the Esti tunnel settlement agreement received during 2013 of $31 million, partially offset by compensation from the government of Panama of $23 million related to spot purchases from dry hydrological conditions, as well as lower fixed and other costs during 2014 of $14 million; and

•	El Salvador decreased $18 million, due primarily to a one-time unfavorable adjustment to unbilled revenue, as well as higher energy losses and other fixed costs.
This decrease was partially offset by:

•	Dominican Republic increased $36 million, mainly related to higher availability of $17 million, lower maintenance and other costs of $7 million and higher PPA prices of $12 million.

•	Mexico increased $5 million, mainly driven by higher availability.
Adjusted Operating Margin increased $1 million due to the drivers above, adjusted for the impact of noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 89.8% of Changuinola and 49% of its other generation facilities in Panama, 100% of Andres and Los Mina, 50% of Itabo in the Dominican Republic, and a weighted average of 75% of its businesses in El Salvador.
Adjusted PTC remained flat, driven by the increase of $1 million in Adjusted Operating Margin described above, partially offset by lower equity in earnings from the Trinidad business, which was sold in 2013.
EMEA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our EMEA SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$77	$86	$(9)	-10%	$210	$200	$10	5%
Noncontrolling Interests Adjustment	5	5			11	11
Derivatives Adjustment	(4)	—			(4)	—
Adjusted Operating Margin	$68	$81	$(13)	-16%	$195	$189	$6	3%
Adjusted PTC	$73	$72	$1	1%	$188	$168	$20	12%
Including the neutral impact of foreign currency translation, operating margin for the three months ended June 30, 2014 decreased $9 million, or 10%. This performance was driven primarily by the following businesses and key operating drivers:

•	Maritza (Bulgaria) decreased $12 million, driven by lower availability related to higher scheduled outages.
This decrease was partially offset by:

•
Kilroot (United Kingdom "U.K.") increased $5 million driven by higher rates of $6 million, including income from energy price hedges, and strengthening of the British Pound, partially offset by higher outages of $2 million.

Adjusted Operating Margin decreased $13 million due to the drivers above adjusted for noncontrolling interests and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $1 million, as the decrease of $13 million in Adjusted Operating Margin described above was offset by a reversal of a liability in Kazakhstan from the expiration of a statute of limitations for the Republic of Kazakhstan to claim payment from AES.
Including the favorable impact of foreign currency translation of $1 million, operating margin for the six months ended June 30, 2014 increased $10 million, or 5%. This performance was driven primarily by the following businesses and key operating drivers:

•	Kilroot (U.K.) increased $6 million, driven by higher rates, including income from energy price hedges, favorable FX, partially offset by lower dispatch and higher outages;

•
Wind businesses (U.K.) increased $4 million, driven primarily by new business generation from Sixpenny Wood and Yelvertoft which commenced commercial operation in July 2013 and higher generation from Drone Hill;

•	Kazakhstan increased $3 million driven by higher generation volumes and rates, partially offset by unfavorable foreign currency; and

•	Ballylumford (U.K.) increased $2 million, due to higher volumes, partially offset by higher fixed costs.
These results were partially offset by:

•	Maritza (Bulgaria) decreased $6 million, driven primarily by higher scheduled outages, partially offset by higher rates.
Adjusted Operating Margin increased $6 million due to the drivers above adjusted for noncontrolling interests and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $20 million, driven primarily by the increase of $6 million in Adjusted Operating Margin, as well as a reversal of a liability in Kazakhstan as described above, partially offset by lower equity in earnings from Turkey.
Asia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Asia SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$27	$45	$(18)	-40%	$37	$83	$(46)	-55%
Noncontrolling Interests Adjustment	1	3			1	5
Derivatives Adjustment	—	—			—	—
Adjusted Operating Margin	$26	$42	$(16)	-38%	$36	$78	$(42)	-54%
Adjusted PTC	$23	$40	$(17)	-43%	$31	$71	$(40)	56%
Operating margin for the three months ended June 30, 2014 decreased by $18 million, or 40%. This performance was driven primarily by the following businesses and key operating drivers:

•	Masinloc (Philippines) decreased by $17 million driven by lower plant availability of $14 million and the net impact of lower spot sales and lower price of spot purchases of $2 million; and

•	Kelanitissa (Sri Lanka) decreased by $5 million driven by the step down in the contracted PPA price.
Adjusted Operating Margin decreased by $16 million due to the drivers above adjusted for the impact of non-controlling interests. AES owns 92% of Masinloc and 90% of Kelanitissa.
Adjusted PTC decreased by $17 million, driven by the decrease of $16 million in Adjusted Operating Margin described above.
Operating margin for the six months ended June 30, 2014 decreased by $46 million, or 55%. This performance was driven primarily by the following businesses and key operating drivers:

•
Masinloc (Philippines) decreased by $41 million, driven by $20 million due to lower plant availability, an unfavorable impact of $15 million resulting from the market operator's adjustment in the first quarter of 2014 to retrospectively recalculate energy prices related to an unprecedented increase in spot energy prices in November and December 2013, and net impact of lower spot sales and lower price of spot purchases of $5 million; and

•	Kelanitissa (Sri Lanka) decreased by $10 million driven by the step down in the contracted PPA price.
Adjusted Operating Margin decreased by $42 million due to the drivers above adjusted for the impact of non-controlling interests. AES owns 92% of Masinloc and 90% of Kelanitissa.
Adjusted PTC decreased by $40 million, driven by the decrease of $42 million in Adjusted Operating Margin described above, partially offset by the impact of lower interest expense at Masinloc due to a 2013 debt refinancing.
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
Regulatory
Ohio—As noted in Item 1. — Business - United States SBU — Dayton Power & Light Company of the 2013 Form 10-K, an order was issued by the Public Utilities Commission of Ohio ("PUCO") in September 2013 (the “ESP Order”), which states that DP&L’s next ESP begins January 1, 2014 and extends through May 31, 2017.
On March 19, 2014, the PUCO issued a second entry on rehearing ("Entry on Rehearing") which changes some terms of the ESP order. The Entry on Rehearing shortens the time by which DP&L must divest its generation assets to no later than
January 1, 2016 from May 31, 2017 in the ESP Order. The Entry on Rehearing also terminates the potential extension of the
Service Stability Rider on April 30, 2017 instead of May 31, 2017. In addition, the Entry on Rehearing accelerates DP&L’s phase-in of the competitive bidding structure to 10% in 2014, 60% in 2015 and 100% in 2016, compared to 10% in 2014, 40%
in 2015, 70% in 2016 and 100% in June 2017 in the ESP Order. Parties, including DP&L, have filed applications for rehearing on this Commission Order, which were granted in the PUCO’s third entry on rehearing on May 7, 2014.
On June 4, 2014, the PUCO issued a fourth entry on rehearing which reinstated the deadline by which DP&L must divest its generation assets to January 1, 2017. The Ohio Consumer's Counsel has filed an application for rehearing on this Order, which was denied by the PUCO. See Item 1. - Business - United States SBU - Dayton Power & Light Company of the 2013 Form 10-K for further details of the ESP order and the filing to separate generation.
Philippines—In November and December 2013, the Philippines spot market witnessed an unprecedented price spike compared to historical levels. On March 11, 2014, Energy Regulatory Commission ("ERC") declared the market prices from this period void and ordered the market operator to recalculate the prices for all market participants for November and December 2013 billing months. The recalculation of prices based on the load weighted average prices for the first nine months of 2013 resulted in an unfavorable adjustment of approximately $15 million to Masinloc spot sales. The ERC’s review of the motions for reconsideration filed by market participants including Masinloc is on-going. A secondary price cap was established for May and June 2014 and has been extended to mid-August, as a temporary measure to mitigate spot price impacts in the market. At this time the measure is expected to apply temporarily in 2014, in which case the impact may not be material. However, if similar measures are implemented on a permanent basis, the impact could be material.
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
In Brazil, the system operator controls all hydroelectric generation dispatch and reservoir levels, and manages an Energy Reallocation Mechanism to share hydrological risk across all generators. If the system of hydroelectric generation facilities generates less than the assured energy of the system, the shortfall shared among generators, and depending on a generator's contract level, is fulfilled with spot market purchases. We expect the system operator in Brazil to pursue a more conservative reservoir management strategy going forward, including the dispatch of up to 16 GW of thermal generation capacity, which could result in lower dispatch of hydroelectric generation facilities and electricity prices higher than historical levels. During the first and second quarters of 2014, AES Tietê benefited from lower contract levels and captured spot sales at favorable prices. However, AES Tietê has higher contract obligations in the second half of 2014 and may need to fulfill these obligations with spot purchases, so it will be sensitive to generation output and spot prices for electricity during this period. Finally, if dry conditions persist in Brazil throughout 2014 and into the next rainy season, from November 2014 to April 2015, the government of Brazil could implement a rationing program in 2015, which could have a material adverse impact on our results of operations and cash flows.
In Panama, dry hydrological conditions continue to reduce generation output from hydroelectric facilities and have increased spot prices for electricity. From March to June 2014, the government of Panama implemented certain energy saving measures designed to reduce demand for electricity during the peak hours by approximately 300 MW, which contributed to water savings in the key hydroelectric dams and lower spot prices. AES Panama has had to purchase energy on the spot market to fulfill its contract obligations when its generation output is below its contract levels, and we expect this trend to continue for the remainder of the year. As authorized on March 31, 2014, the government of Panama agreed to reduce the financial impact of spot electricity purchases by compensating AES Panama for spot purchases up to $40 million in 2014, $30 million in 2015 and $30 million in 2016. AES owns 49% of AES Panama.
Taxes
Chilean Tax Reform
On April 1, 2014, the Chilean government sent to Congress a bill proposing comprehensive tax reforms. The proposed reforms would introduce significant changes which, among others, include an increase in the corporate income tax rate from 20% to 25% over a period of 4 years, the introduction of “Green taxes” primarily over CO2 emissions, and from 2017 a shareholder level tax on accrued profits rather than on actual dividends. The potential new legislation is being debated in Congress and could be subject to further modification in the next several months. Should the bill be approved, the financial impact could be material.
Macroeconomic and Political
During the past few years, economic conditions in some countries where our subsidiaries conduct business have deteriorated. Global economic conditions remain volatile and could have an adverse impact on our businesses in the event these recent trends continue.
Argentina — In Argentina, economic conditions are deteriorating, as measured by indicators such as non-receding inflation, diminishing foreign reserves, the potential for continued devaluation of the local currency, and a decline in economic growth. Many of these economic conditions in conjunction with the restrictions to freely access the foreign exchange currency established by the Argentine Government since 2012, have contributed to the development of a limited parallel unofficial foreign exchange market that is less favorable than the official exchange. At June 30, 2014, all transactions at our businesses in Argentina were translated using the official exchange rate published by the Argentine Central Bank. See Note 6 — Financing Receivables in Part I Item 1. — Financial Statements of this Form 10-Q for further information on the long-term receivables. Although our businesses in Argentina have been able to access foreign currency for parts and equipment purchases and debt payments when needed, a further weakening of the Argentine Peso and local economic activity could cause significant volatility in our results of operations, cash flows, the ability to pay dividends to the Parent Company, and the value of our assets.
Argentina defaulted on its public debt in 2001, when it stopped making payments on about $100 billion amid a deep economic crisis. In 2005 and 2010, Argentina restructured its defaulted bonds into new securities valued at about 33 cents on the dollar. Between the two transactions, 93% of the bondholders agreed to exchange their defaulted bonds for new bonds. The remaining 7% did not accept the restructured deal. Since then, a certain group of the “hold-out” bondholders have been in judicial proceedings with Argentina regarding payment. More recently, the United States District Court ruled that Argentina would need to make payment to such hold-out bondholders according to the original applicable terms. Despite intense negotiations with the hold-out bondholders through the U.S. District Court appointed Special Master, on July 30, 2014 the parties failed to reach a settlement agreement and consequently (as referred by S&P and Fitch ratings) Argentina fell into a selective default resulting from failure to make interest payments on its Discount Bonds maturing in December 2033. Argentina has expressed that it will attempt to reach a satisfactory settlement agreement to unlock the current situation. This situation has not caused any significant changes that impact our current exposures other those that are discussed above in regards to the macroeconomics within the country.
Bulgaria—Our investments in Bulgaria rely on offtaker contracts with NEK, the state-owned electricity public supplier and energy trading company. Maritza, a lignite-fired generation facility, has experienced ongoing delays in the collection of outstanding receivables as a result of liquidity issues faced by NEK. In November 2013, Maritza and NEK signed a rescheduling agreement for the overdue receivables as of November 12, 2013. Under the terms of the agreement, NEK paid $70 million of the overdue receivables and agreed to pay the remaining receivables in 13 equal monthly installments beginning December 2013. NEK has made payments according to the schedule through July 2014. As of June 30, 2014, Maritza had outstanding receivables of $226 million, representing $43 million of current receivables, $30 million of the rescheduled receivables not yet due, $85 million of receivables overdue by less than 90 days and $69 million of receivables overdue by more than 90 days. On July 31, 2014 Maritza entered into a tripartite agreement with NEK and Mini Maritza Iztok EAD

(MMI), our fuel supplier, which reduced Maritza's outstanding receivables from NEK by $17.3 million through an offset of payables due by Maritza to MMI. Additionally, NEK has agreed to four additional monthly installments totaling $27.6 million to be paid equally from August to November, 2014. Maritza has also received payments on outstanding receivables of $14.5 million subsequent to June 30, 2014 which were not under the tripartite agreement. Although Maritza continued to collect overdue receivables during the second quarter of 2014 and thereafter, there continue to be risks associated with collections, which could result in a write-off of the remaining receivables and/or liquidity problems which could impact Maritza's ability to meet its obligations, if the situation around collections were to deteriorate significantly.
In May and June 2014, Bulgaria’s State Energy and Water Regulatory Commission (SEWRC) issued decisions precluding the ability of NEK to pass-through to the regulated market certain costs incurred by NEK pursuant to the PPA with Maritza, which could further impact NEK's liquidity and its ability to make payments under the PPA. SEWRC also instructed NEK and Maritza to begin negotiating amendments to the PPA, including taking one of Maritza’s units out of the PPA and reducing the price of the remaining unit’s output by 30%. It is unclear whether NEK will abide by its obligations under the PPA or object to Maritza's invoices going forward. Maritza has filed appeals of these SEWRC decisions with the Supreme Administrative Court in Bulgaria. In addition, SEWRC announced that it has asked the Directorate-General for Competition of the European Commission (DG Comp) to review NEK's respective PPAs with Maritza and a separate generator pursuant to European state aid rules, and to suspend the PPAs pending the completion of that review. DG Comp has not contacted Maritza about the SEWRC's request to date.
On July 24, 2014, the Government of Bulgaria formally resigned. Elections are scheduled for October 5, 2014 to put a new government in place. Installation of the new government is expected to allow the negotiations to continue in a productive manner.
As a result of any of the foregoing events (including failure by NEK to honor its obligations under the PPA for any reason), we may face a loss of earnings and/or cash flows from the affected businesses (or be unable to exercise remedies for a breach of the PPA) and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value (including, without limitation, the value of receivables listed above) and/or face the possibility that these projects cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company. For further information about the risks associated with the Company's investment in Maritza, see the following items in the Company's 2013 Form 10-K: Item 1— Business - EMEA; Item 1A. — Risk Factors of the 2013 Form 10-K — “We may not be able to enter into long-term contracts, which reduce volatility in our results of operations” and Item 7: Management's Discussion & Analysis - Key Risks and Uncertainties. See Note 8 — Debt included in Part I Item 1. — Financial Statements of this Form 10-Q for further information on current existing debt defaults. Further, Maritza is in litigation related to construction delays and related matters. For further information on the litigation see Part II Item 1. — Legal Proceedings.
Maritza will take all actions necessary to protect its interests, whether through negotiated agreement with NEK or through enforcement of its rights under the PPA. In addition, if necessary, Maritza will defend the PPA in any assessment or proceeding that may be initiated by DG Comp in response to SEWRC's request. As such, as of June 30, 2014, we concluded there is no indicator of an impairment of the long-lived assets in Bulgaria for Maritza, which were $1.4 billion and total debt of $797 million, and Kavarna, which were $280 million and total debt of $190 million. Therefore, there is no reason to believe the carrying amount of the asset group was not recoverable as of June 30, 2014.
Puerto Rico— Our subsidiary in Puerto Rico has a long-term PPA with the Puerto Rico Electric Power Authority (“PREPA”), a state-owned entity that supplies virtually all of the electric power consumed in the Commonwealth and generates, transmits and distributes electricity to 1.5 million customers. As a result of macroeconomic challenges in the country, including a seven-year recession, PREPA faces economic challenges including, but not limited to reliance on high cost fuel oil, decline in electricity sales, high customer power rates, high operating costs, past due accounts receivables from government institutions, and very low liquidity along with challenges obtaining financing due to the recent downgrades, and has struggled to honor its payment obligations to electricity generators on a timely basis. As a result, AES Puerto Rico's receivables balance has increased to $95 million outstanding as of June 30, 2014, of which $27 million is overdue and days sales outstanding from PREPA has deteriorated, which has caused our business to start to be delayed in our payments to suppliers. Subsequent to June 30, 2014, the overdue receivables of $27 million have been collected.
In February 2014, all agencies downgraded the Commonwealth of Puerto Rico and it's public sector companies (PREPA included) to below investment grade. On June 28, 2014, the Governor of Puerto Rico signed into law the Recovery Act, which allows public corporations to adjust their debts in the interest of all creditors, and establishes procedures for the orderly enforcement. With the recent passing of the Recovery Act, the ratings were further reduced. S&P has yet to lower the Commonwealth's rating but is expected to do so in the near term. We believe that AES Puerto Rico’s unique position as the lowest cost energy producer and cost-effective alternative for PREPA relative to fuel oil generated power, positions the business well and reduces the probability of negative impacts from a potential PREPA restructuring process.
If AES Puerto Rico fails to receive payment in accordance with the terms of the PPA with PREPA, its liquidity issues could worsen, which could further impact AES Puerto Rico's ability to meet its obligations. See Item 1A. — Risk Factors of the 2013 Form 10-K — “We may not be able to enter into long-term contracts, which reduce volatility in our results of operations” and "We have a significant amount of debt, a large percentage of which is secured, which could adversely affect our business and the ability to fulfill our obligations." As a result of any of the foregoing events, we may face a loss of earnings and/or cash flows from the affected businesses (or be unable to exercise remedies for a breach of the PPA) and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value and/or face the possibility that these projects cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.
Our Puerto Rico business will take all actions necessary to protect its interests, whether through negotiated agreement with PREPA or through enforcement of its rights under the PPA. As the events pertaining to the Recovery Act continue to unfold, we concluded that there is no indicator of an impairment of the long-lived assets in Puerto Rico, which were $620 million and total debt of $584 million, and there is no reason to believe the carrying amount of the asset group was not recoverable as of June 30, 2014.
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
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company expenses environmental regulation compliance costs as incurred unless the underlying expenditure qualifies for capitalization under its property, plant and equipment policies. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential greenhouse gas (“GHG”) legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A. — Risk Factors, “Our businesses are subject to stringent environmental laws and regulations,” “Our businesses are subject to enforcement initiatives from environmental regulatory agencies,” and “Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows” set forth in the Company’s Form 10-K for the year ended December 31, 2013. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in Item 1. — Business — Regulatory Matters — Environmental and Land Use Regulations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 2. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Trends and Uncertainties — Regulatory — Environmental of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.
Update on Greenhouse Gas Emissions Regulations
The United States Environmental Protection Agency (“EPA”) issued proposed rules establishing greenhouse gas (“GHG”) performance standards for existing power plants under Clean Air Act Section 111(d) on June 2, 2014. Under the proposed rule, states would be judged against state-specific carbon dioxide emissions targets beginning in 2020, with expected total U.S. power section emissions reduction of 30% from 2005 levels by 2030. The proposed rule requires states to submit implementation plans to meet the standards set forth in the rule by June 30, 2016, with the possibility of one or two-year extensions under certain circumstances. The proposed rule will be subject to a public comment process during the course of this year, after which time EPA is expected to finalize it by President Obama’s June 1, 2015 deadline. Among other things, the Company's U.S.-based businesses could be required to make efficiency improvements to existing facilities. However, it is too soon to determine what the rule, and the corresponding state implementation plans affecting the Company’s U.S.-based businesses, will require once they are finalized, whether they will survive judicial and other challenges, and if so, whether and when the rule and the corresponding state implementations plan would materially impact the Company’s business, operations or financial condition.
In addition, in October 2013, the U.S. Supreme Court granted certiorari for several cases that address EPA’s authority to issue GHG Prevention of Significant Deterioration (“PSD”) permits under Section 165 of the CAA. In June 2014, the U.S. Supreme Court ruled that EPA had exceeded its statutory authority in issuing the so-called “Tailoring Rule” under Section 165 of the CAA by regulating all sources that emitted GHGs. However, the U.S. Supreme Court also held that EPA could impose GHG Best Achievable Control Technology (“BACT”) requirements for sources already required to implement under PSD for other pollutants. Therefore, if future modifications to the Company's U.S.-based businesses' sources require PSD review for other pollutants, it may also trigger GHG BACT requirements. The EPA has issued guidance on what BACT entails for the control of GHG and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. The ultimate impact of the U.S. Supreme Court’s ruling and GHG BACT requirements applicable to the operation of the Company's U.S.-based businesses cannot be determined at this time as these businesses are not required to implement BACT until they construct a new major source or make a major modification of an existing major source. However, the cost of compliance could be material.
Update on MATS
As further discussed in Item 1. Business — United States Environmental and Land Use Regulations — MATS in the Company's Form 10-K for the year ended December 31, 2013, several lawsuits challenging the Mercury Air Toxics Standards (“MATS”) were filed and consolidated into a single proceeding before the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”). On April 15, 2014, a three-judge panel of the D.C. Circuit denied the challenges. Twenty-three states and certain industry groups have petitioned the United States Supreme Court to review the decision. We currently cannot predict whether the petition will be granted.
On June 20, 2014, IPL contemporaneously filed a waiver request/alternative complaint with the Federal Energy Regulatory Commission ("FERC") requesting a waiver that will allow IPL to keep 216 MW of reliable capacity available at its Eagle Valley generating station from June 1, 2015 through April 15, 2016. Both of these filings request that the FERC either waive or reform certain requirements of the Midcontinent Independent System Operator, Inc. market tariff for failing to address the specific circumstances resulting from compliance with MATS.
Update on Cooling Water Intake Structures Standards
As further discussed in Item 1. Business — United States Environmental and Land Use Regulations — Water Discharges in the Company's Form 10-K for the year ended December 31, 2013, the Company’s facilities are subject to the U.S. Clean Water Act Section 316(b) rule issued by the EPA which seeks to protect fish and other aquatic organisms by requiring existing steam electric generating facilities to utilize the “Best Technology Available” (“BTA”) for cooling water intake structures. On May 19, 2014, the EPA announced its final standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other industrial facilities. These standards require subject facilities that utilize at least 25% of the withdrawn water exclusively for cooling purposes and have a design intake flow of greater than two million gallons per day to choose among seven BTA options to reduce fish impingement. In addition, facilities that withdraw at least 125 million gallons per day for cooling purposes must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. This decision process would include public input as part of permit renewal or permit modification. It is possible this process could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility are required to reduce both impingement and entrainment that achieves one of two alternatives under national BTA standards for entrainment. It is not yet possible to predict the total impacts of this recent final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material.

Update on Environmental Wastewater Requirements
As discussed in Item 1. Business - United States Environmental and Land Use Regulations - Water Discharges in the Company's Form 10-K for the year ended December 31, 2013, certain of the Company’s U.S.-based businesses are subject to National Pollutant Discharge Elimination System permits that regulate specific industrial waste water and storm water discharges to the waters of the United States under the Federal Clean Water Act (“CWA”). In June 2014, the EPA along with the U.S. Army Corps of Engineers issued a proposed rule defining the waters of the United States. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible based on initial review of the proposal, which may impact several permitting programs. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations and/or consolidated financial results.
Update on the CSAPR
As further discussed in Item 1. Business — United States Environmental and Land Use Regulations — CAIR and CSAPR in the Company's Form 10-K for the year ended December 31, 2013, in response to the D.C. Circuit’s striking down much of the EPA’s Clean Air Interstate Rule (“CAIR”) and remanding it to the EPA, the EPA issued a new rule in July 2011 titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone in 27 States,” which is now referred to as the Cross-State Air Pollution Rule (“CSAPR”). Starting in 2012, the CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources, such as power plants, in certain states in which subsidiaries of the Company operate. Once fully implemented (originally planned for 2014), the rule would require additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels. The CSAPR would be implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of new emissions allowances that the EPA will create. The CSAPR contemplates limited interstate and intra-state trading of emissions allowances by covered sources. Initially, the EPA would issue emissions allowances to affected power plants based on state emissions budgets established by the EPA under the CSAPR. The future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time.
Upon petitions for review filed by many states, utilities and other affected parties, the D.C. Circuit vacated the CSAPR in August 2012 and required the EPA to continue administering CAIR pending the promulgation of a valid replacement to the CSAPR. Prior to this decision, the D.C. Circuit had granted a stay of the CSAPR. On April 29, 2014, the United States Supreme Court upheld the CSAPR, reversing the D.C. Circuit Court’s decision to vacate the CSAPR.
It is difficult to predict the steps that will follow this ruling. There remain numerous challenges to the CSAPR that must be addressed, some of which could again result in delay or invalidation of the CSAPR. On June 26, 2014, EPA filed a motion in the D.C. Circuit requesting that the court lift the stay of the CSAPR. EPA also requested that the court extend CSAPR’s compliance deadlines by three years, so that the Phase 1 emissions budgets that were to begin in 2012 would now apply starting in 2015, and the Phase 2 emissions that were to begin in 2014 would apply starting in 2017. The multiple parties to the litigation have filed oppositions to EPA’s motion to lift the stay and all parties have filed motions to govern further proceedings. If the D.C. Circuit grants EPA’s motion, the Company anticipates an increase in capital costs and other expenditures and operational restrictions that would be required to comply with a reinstated CSAPR. At this time, we cannot predict the impact that such rules would have on the Company; they could have a material impact on the Company's business, financial condition and results of operations.
IPL Unit Retirement and Replacement Generation
As discussed in Item 1. Business — United States Environmental and Land Use Regulations — Unit Retirement and Replacement Generation in the Company's Form 10-K for the year ended December 31, 2013, in April 2013, IPL filed a petition and case-in-chief with the IURC seeking a CPCN to build a 550 MW to 725 MW combined cycle gas turbine (“CCGT”) at its Eagle Valley generating station and to refuel its Harding Street generating station Units 5 and 6 from coal to natural gas (about 100MW each). In May 2014, the IURC issued an order on the CPCN authorizing the refueling project and granting approval to build a 644 to 685 MW CCGT at a total budget of $649 million. The current estimated cost of these projects is $626 million. IPL was granted authority to accrue post in-service allowance for debt and equity funds used during construction and to defer the recognition of depreciation expense of the CCGT and refueling project until such time that we are allowed to collect both a return and depreciation expense on the CCGT and refueling project. The CCGT is expected to be placed into service in April 2017, and the refueling project is expected to be completed in early 2016. The costs to build and operate the CCGT and for the refueling project, other than fuel costs, will not be recoverable by IPL through rates until the conclusion of a base rate case proceeding with the IURC after the assets have been placed in service.

Capital Resources and Liquidity
Overview
As of June 30, 2014, the Company had unrestricted cash and cash equivalents of $1.5 billion, of which approximately $15 million was held at the Parent Company and qualified holding companies, and approximately $424 million was held in short term investments primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $1.0 billion. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.9 billion and $5.8 billion, respectively. Of the approximately $2.1 billion of our current non-recourse debt, $1.1 billion was presented as such because it is due in the next twelve months and $1.0 billion relates to debt considered in default due to covenant violations. We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates or through opportunistic refinancing activity or some combination thereof.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material un-hedged exposure to variable interest rate debt relates to indebtedness under its senior secured credit facility and floating rate senior unsecured notes due 2019. On a consolidated basis, of the Company’s $15.9 billion of total non-recourse debt outstanding as of June 30, 2014, approximately $3.9 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At June 30, 2014, the Parent Company had provided outstanding financial and performance-related guarantees, indemnities or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $620 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2014, we had $1 million in letters of credit outstanding, provided under our senior secured credit facility, and $102 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities and business operations. During the quarter ended June 30, 2014, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts.
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
As of June 30, 2014, the Company had approximately $258 million and $39 million of accounts receivable related to certain of its generation businesses in Argentina and the Dominican Republic and its utility businesses in Brazil classified as “Noncurrent assets — other” and “Current assets — Accounts receivable,” respectively. The noncurrent portion primarily consists of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2014, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 6 — Financing Receivables included in Part I Item 1. — Financial Statements of this Form 10-Q and Item 1. — Business — Regulatory Matters — Argentina included in the 2013 Form 10-K for further information.
Consolidated Cash Flows
During the six months ended June 30, 2014, cash and cash equivalents decreased $127 million to $1.5 billion. The decrease in cash and cash equivalents was due to $453 million of cash provided by operating activities, $391 million of cash used in investing activities, $250 million of cash used in financing activities, an unfavorable effect of foreign currency exchange rates on cash of $14 million and a $75 million decrease in cash of discontinued and held-for-sale businesses.
Operating Activities — Net cash provided by operating activities decreased $732 million to $453 million during the six months ended June 30, 2014 compared to $1.2 billion during the six months ended June 30, 2013.
Operating cash flow for the six months ended June 30, 2014 resulted primarily from the net income adjusted for non-cash items, principally depreciation and amortization, impairment expenses and loss on extinguishment of debt, partially offset by a net use of cash for operating activities of $1 billion in operating assets and liabilities. This net use of cash for operating activities of $1 billion was primarily due to the following:

•	an increase of $316 million in other assets primarily related to increased regulatory assets at Eletropaulo and Sul resulting from higher priced energy purchases recoverable through future tariffs;

•	an increase of $312 million in accounts receivable primarily related to higher sales at Sul, Alicura and Gener, return of operations at Uruguaiana in March 2014 and lower collections at Maritza;

•	a decrease of $194 million in accounts payable and other current liabilities primarily at Eletropaulo relating to a decrease in regulatory liabilities;

•	a decrease of $176 million in net income tax and other tax payables primarily related to payments of income taxes exceeding accruals for the 2014 tax liability.
Net cash provided by operating activities was $1.2 billion during the six months ended June 30, 2013. Operating cash flow resulted primarily from the net income adjusted for non-cash items, principally depreciation and amortization and loss on extinguishment of debt, partially offset by a net use of cash for operating activities of $310 million in operating assets and liabilities. This net use of cash for operating activities of $310 million was primarily due to:

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

The net decrease of cash flows from operating activities of $732 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily the result of the following:

•	Brazil — a decrease of $442 million primarily at Eletropaulo and Sul due to higher prices of energy purchases as well as higher taxes and interest on debt.

•	US — a decrease of $160 million primarily due to proceeds from the PPA termination at Beaver Valley in January 2013 and lower operating results and higher working capital requirements at DPL.

•	MCAC — a decrease of $154 million at our generation businesses primarily due to higher working capital requirements.
Investing Activities — Net cash used in investing activities was $391 million during the six months ended June 30, 2014 primarily attributable to the following:

•
Capital expenditures of $908 million consisting of $536 million of growth capital expenditures and $372 million of maintenance and environmental capital expenditures. Growth capital expenditures primarily included amounts at Gener of $250 million, Eletropaulo of $83 million,Vietnam of $45 million, and Jordan $38 million. Maintenance and environmental capital expenditures primarily included amounts at IPL of $105 million, Eletropaulo of $42 million, Tietê of $40 million, and DPL of $32 million.

•
Acquisitions, net of cash acquired of $728 million consisted of an acquisition at Gener in the second quarter for the remaining 50% interest in our equity investment in Guacolda, of which 50% less one share was subsequently sold during the same quarter. See Note 7 — Investment in and Advances to Affiliates in Item 1. — Financial Statements of this Form 10-Q for further information. These amounts were partially offset by

•
Proceeds from the sale of businesses of $890 million with $730 million at Gener related to the sale of 50% less one share of our interest Guacolda and $160 million from the sale of our businesses in Cameroon, the US and India; and

•	Sales of short-term investments, net of purchases of $273 million primarily in Brazil.
Net cash used in investing activities was $706 million during the six months ended June 30, 2013. This was primarily attributable to the following:

•
Capital expenditures of $866 million consisting of $454 million of growth capital expenditures and $412 million of maintenance and environmental capital expenditures. Growth capital expenditures included amounts at Eletropaulo of $138 million, Gener of $81 million, Jordan of $54 million, Sul of $44 million, Sixpenny Wood of $22 million, Mong Duong of $19 million, and Yelvertoft of $19 million. Maintenance and environmental capital expenditures included amounts at IPALCO of $87 million, Eletropaulo of $72 million, Gener of $47 million, DPL of $46 million, Sul of $39 million, and Tietê of $30 million; partially offset by

•	Proceeds from the sale of business, net of cash sold of $135 million including $113 million for the sale of the Ukraine businesses and $24 million for the sale of our remaining interest in Cartagena.

Net cash used in investing activities decreased $315 million to $391 million during the six months ended June 30, 2014 compared to net cash used in investing activities of $706 million during the six months ended June 30, 2013. This net decrease was primarily due to a decrease in purchases of short-term investments, net of sales of $343 million.
Financing Activities — Net cash used in financing activities was $250 million during the six months ended June 30, 2014. This was primarily attributable to the following:

•
Payments for financed capital expenditures of $312 million, primarily at Mong Duong with $272 million in payments to the contractors, which took place more than three months after the associated equipment was purchased or work performed;

•	Distributions to minority interests of $197 million primarily at Tietê with $109 million; and

•
Repayments of recourse and non-recourse debt of $3.0 billion including amounts at the Parent Company of $1.7 billion, Gener of $853 million, Tietê of $132 million, Shady Point of $51 million, and Puerto Rico of $42 million; partially offset by

•
Issuances of recourse and non-recourse debt of $3.2 billion, including new issuances at the Parent Company of $1.5 billion, Gener of $700 million, IPL of $130 million, Tietê of $129 million; and a draw down under construction loan facility at Mong Duong of $272 million.

Net cash used in financing activities was $799 million during the six months ended June 30, 2013. This was primarily attributable to the following:

•
Payments for financed capital expenditures of $257 million, primarily at Mong Duong for payments to the contractors, which took place more than three months after the associated equipment was purchased or work performed;

•	Distributions to noncontrolling interests of $211 million included amounts at Tietê of $98 million, Brasiliana of $34 million, Buffalo Gap of $25 million, and Gener of $18 million;

•	Payments for financing fees of $127 million included amounts at Cochrane of $41 million, Eletropaulo of $25 million, and Mong Duong of $13 million; and

•
Repayments of recourse and non-recourse debt of $3.4 billion primarily at the Parent Company of $1.2 billion, Masinloc of $546 million, DPL of $425 million, Tietê of $396 million, El Salvador of $301 million, IPL of $110 million, Warrior Run of $87 million, Puerto Rico of $52 million, Sul of $37 million, and Maritza of $29 million; partially offset by

•
Issuances of recourse and non-recourse debt of $3.1 billion, including amounts at the Parent Company for $750 million, Masinloc of $500 million, Tietê of $496 million, El Salvador of $310 million, Mong Duong of $210 million, DPL of $200 million, IPL of $170 million, Sul of $150 million, Cochrane of $82 million,Warrior Run of $74 million, Kribi of $63 million, and Jordan of $61 million.

Net cash used in financing activities decreased $549 million to $250 million during the six months ended June 30, 2014 compared to net cash used in financing activities of $799 million during the six months ended June 30, 2013. This net decrease was primarily due to a decrease in the repayments of recourse and non-recourse debt of $363 million and an increase in the issuance of recourse and non-recourse debt of $102 million.
Proportional Free Cash Flow (a non-GAAP measure)
We define Proportional Free Cash Flow as cash flows from operating activities less maintenance capital expenditures (including non-recoverable environmental capital expenditures), adjusted for the estimated impact of noncontrolling interests. The proportionate share of cash flows and related adjustments attributable to noncontrolling interests in our subsidiaries comprise the proportional adjustment factor presented in the reconciliation below.
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
The presentation of free cash flow has material limitations. Proportional free cash flow should not be construed as an alternative to cash from operating activities, which is determined in accordance with GAAP. Proportional free cash flow does not represent our cash flow available for discretionary payments because it excludes certain payments that are required or to which we have committed, such as debt service requirements and dividend payments. Our definition of proportional free cash flow may not be comparable to similarly titled measures presented by other companies

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Calculation of Maintenance Capital Expenditures for Free Cash Flow Reconciliation Below:
Maintenance Capital Expenditures	$152	$174	$289	$360
Environmental Capital Expenditures	77	42	111	73
Growth Capital Expenditures	414	354	820	690
Total Capital Expenditures	$643	$570	$1,220	$1,123
Consolidated
Net cash provided by operating activities	$232	$567	$453	$1,185
Less: Maintenance Capital Expenditures, net of reinsurance proceeds	152	174	289	360
Less: Non-recoverable Environmental Capital Expenditures	25	26	36	47
Free Cash Flow	$55	$367	$128	$778
Reconciliation of Proportional Operating Cash Flow
Net cash provided by operating activities	$232	$567	$453	$1,185
Less: Proportional Adjustment Factor (1)	64	263	44	367
Proportional Operating Cash Flow	$168	$304	$409	$818
Proportional
Proportional Operating Cash Flow	$168	$304	$409	$818
Less: Proportional Maintenance Capital Expenditures, net of reinsurance proceeds (1)	102	121	206	258
Less: Proportional Non-recoverable Environmental Capital Expenditures (1)	19	18	27	34
Proportional Free Cash Flow	$47	$165	$176	$526
(1) The proportional adjustment factor, proportional maintenance capital expenditures (net of reinsurance proceeds), and proportional non-recoverable environmental capital expenditures are calculated by multiplying the percentage owned by non-controlling interests for each entity by its corresponding consolidated cash flow metric and adding up the resulting figures. For example, the Company owns approximately 70% of AES Gener, its subsidiary in Chile. Assuming a consolidated net cash flow from operating activities of $100 from AES Gener, the proportional adjustment factor for AES Gener would equal approximately $30 (or $100 x 30%). The Company calculates the proportional adjustment factor for each consolidated business in this manner and then adds these amounts together to determine the total proportional adjustment factor used in the reconciliation. The proportional adjustment factor may differ from the proportion of income attributable to non-controlling interests as a result of (a) non-cash items which impact income but not cash and (b) AES’ ownership interest in the subsidiary where such items occur.
Proportional Free Cash Flow for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 decreased $118 million, driven by lower Proportional Operating Cash Flow, partially offset by lower Proportional Maintenance Capital Expenditures. This performance was driven primarily by decreases from the following SBUs and key operating drivers:

•	MCAC — due to higher working capital requirements in the Dominican Republic; and

•	Brazil — driven by higher prices of energy purchases as well as higher taxes and interest on debt at Eletropaulo and Sul.
These decreases were partially offset by an increase at:

•	Corp — driven by lower interest payments.
Proportional Free Cash Flow for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 decreased $350 million, driven by lower Proportional Operating Cash Flow, partially offset by lower Proportional Maintenance Capital Expenditures. This performance was driven primarily by decreases from the following SBUs and key operating drivers:

•	Brazil — driven by higher prices of energy purchases as well as higher taxes and interest on debt at Eletropaulo and Sul;

•	MCAC — due to higher working capital requirements in the Dominican Republic; and

•
US — due to proceeds from the PPA termination at Beaver Valley in January 2013 and lower operating results and higher working capital requirements at DPL, partially offset by lower proportional maintenance capital expenditures.

Parent Company Liquidity
The following discussion of Parent Company Liquidity has been included because we believe it is a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents which are determined in accordance with GAAP as a measure of liquidity. Cash and cash equivalents are disclosed in the condensed consolidated statements of cash flows. Parent Company Liquidity may differ from similarly titled measures used by other companies.
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

Parent Company Liquidity	June 30, 2014	December 31, 2013
	(in millions)
Consolidated cash and cash equivalents	$1,515	$1,642
Less: Cash and cash equivalents at subsidiaries	1,500	1,510
Parent and qualified holding companies’ cash and cash equivalents	15	132
Commitments under Parent credit facilities	800	800
Less: Borrowings under the credit facilities	(120)	—
Less: Letters of credit under the credit facilities	(1)	(1)
Borrowings available under Parent credit facilities	679	799
Total Parent Company Liquidity	$694	$931
The Company paid a dividend of $0.05 per share to its common stockholders during the three months ended June 30, 2014. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the payment of dividends.
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
As of June 30, 2014, the Parent Company was in compliance with these covenants.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying condensed consolidated balance sheet amounts to $2.1 billion. The portion of current debt related to such defaults was $1.0 billion at June 30, 2014, all of which was non-recourse debt related to two subsidiaries — Maritza and Kavarna.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’s corporate debt agreements as of June 30, 2014 in order for such defaults to trigger an event of default or permit acceleration under AES’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company's senior secured revolving credit facility as any business that contributed 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2014, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies to the consolidated financial statements included in our 2013 Form 10-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the six months ended June 30, 2014.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. For the remainder of 2014, we project pretax earnings exposure on a 10% move in commodity prices would be approximately $5 million for natural gas, $5 million for oil and less than $5 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the EMEA SBU, our Kilroot facility operates on a short-term sales strategy. To the extent that sales are un-hedged, the commodity risk at our Kilroot business is to the clean dark spread — the difference between electricity price and our coal-based variable dispatch cost including emissions. Natural gas-fired generators set power prices for many periods, so higher natural gas prices expand margins and higher coal prices reduce them. The positive impact on margins will be moderated if natural gas-fired generators set the market price only during certain peak periods. At our Ballylumford facility, the regulator has the right to terminate the contract, which would impact our commodity exposure. Our operations in Turkey are sensitive to the spread between power and natural gas prices, both of which have historically demonstrated a relationship to oil. As a result of these relationships, falling oil prices could compress margins realized at the business.
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
We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. The largest foreign exchange risks over a twelve-month forward-looking period are stemming from the following currencies: Argentine Peso, British Pound, Brazilian Real, Colombian Peso, Euro and Kazakhstan Tenge. As of June 30, 2014, assuming a 10% U.S. Dollar appreciation, adjusted pretax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine Peso, Brazilian Real, British Pound, Colombian Peso, Euro and Kazakhstan Tenge relative to the U.S. Dollar are projected to be reduced by approximately $5 million, $5 million, $5 million, $5 million, less than $5 million and $5 million respectively, for the remainder of 2014. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pretax earnings for 2014 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted pretax earnings exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
Interest Rate Risks
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt, as well as interest rate swap, cap and floor and option agreements.
Decisions on the fixed-floating debt ratio are made to be consistent with the risk factors faced by individual businesses or plants. Depending on whether a plant’s capacity payments or revenue stream is fixed or varies with inflation, we partially hedge against interest rate fluctuations by arranging fixed-rate or variable-rate financing. In certain cases, particularly for non-

recourse financing, we execute interest rate swap, cap and floor agreements to effectively fix or limit the interest rate exposure on the underlying financing. Most of our interest rate risk is related to non-recourse financings at our businesses.
As of June 30, 2014, the portfolio’s pretax earnings exposure for the remainder of 2014 to a 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, British Pound, Colombian Peso, Euro, Kazakhstani Tenge and U.S. Dollar denominated debt would be approximately $10 million based on the impact of a one time, 100-basis-point upward shift in interest rates on interest expense for the debt denominated in these currencies. The amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2014.
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the FDC found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$1.51 billion ($685 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo’s defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, an accounting expert will issue a report on the amount of the alleged debt and the responsibility for its payment in light of the privatization. The parties will be entitled to take discovery and present arguments on the issues to be determined by the expert. The expert has been nominated by the FDC. If the FDC again finds Eletropaulo liable for the debt, after the amount of the alleged debt is determined, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, Eletropaulo will be required to provide security for its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the FDC grants such request, Eletropaulo’s results of operations may be materially adversely affected and, in turn the Company’s results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the State of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$1.5 million ($680 thousand) as of June 30, 2014, or pay an indemnification amount of approximately R$15 million ($7 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court’s decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court’s decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$1.5 million ($680 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court’s decision.
In December 2001, Gridco Ltd. ("Gridco") served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the shareholders agreement between Gridco, the Company, AES ODPL, Jyoti and the Central Electricity Supply Company of Orissa Ltd. ("CESCO"), an affiliate of the Company. In the arbitration, Gridco asserted that a comfort letter issued by the Company in connection with the Company's indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO's financial obligations to Gridco. Gridco appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. A majority of the tribunal later awarded the respondents, including the Company, some of their costs relating to the arbitration. Gridco filed challenges of the tribunal's awards with the local Indian court. Gridco's challenge of the costs award has been dismissed by the court, but its challenge of the liability award remains pending. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

In March 2003, the office of the Federal Public Prosecutor for the State of São Paulo, Brazil (“MPF”) notified Eletropaulo that it had commenced an inquiry into the BNDES financings provided to AES Elpa and AES Transgás, the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo, and the quality of service provided by Eletropaulo to its customers. The MPF requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in the Federal Court of São Paulo (“FCSP”) alleging that BNDES violated Law 8429/92 (the Administrative Misconduct Act) and BNDES’s internal rules by: (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo’s preferred shares at a stock-market auction; (4) accepting Eletropaulo’s preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES’s alleged violations. In May 2006, the FCSP ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal with the Federal Court of Appeals (“FCA”) seeking to require the FCSP to consider all five alleged violations. The lawsuit remains before the FCSP, but the FCSP has suspended the lawsuit pending a decision on MPF's interlocutory appeal. AES Elpa and AES Brasiliana (the successor of AES Transgás) believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the State of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to recover the contaminated area located on the grounds of the pole factory and an indemnity payment (approximately R$6 million ($3 million)) to the State’s Environmental Fund. In October 2011, the State Attorney Office filed a request for an injunction ordering the defendant companies to remediate the contaminated area immediately. The court granted injunctive relief on October 18, 2011, but determined only that defendant CEEE was required to proceed with the remediation work. In May 2012, CEEE began the remediation work in compliance with the injunction. The remediation costs are estimated to be approximately R$60 million ($27 million) and the work is ongoing. The case is in the evidentiary stage awaiting the production of the court’s expert opinion on several matters, including which of the parties had utilized the products found in the area. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In March 2009, AES Uruguaiana Empreendimentos S.A. (“AESU”) in Brazil initiated arbitration in the International Chamber of Commerce (“ICC”) against YPF S.A. (“YPF”) seeking damages and other relief relating to YPF’s breach of the parties’ gas supply agreement (“GSA”). Thereafter, in April 2009, YPF initiated arbitration in the ICC against AESU and two unrelated parties, Companhia de Gas do Estado do Rio Grande do Sul and Transportador de Gas del Mercosur S.A. (“TGM”), claiming that AESU wrongfully terminated the GSA and caused the termination of a transportation agreement (“TA”) between YPF and TGM (“YPF Arbitration”). YPF sought an unspecified amount of damages from AESU, a declaration that YPF’s performance was excused under the GSA due to certain alleged force majeure events, or, in the alternative, a declaration that the GSA and the TA should be terminated without a finding of liability against YPF because of the allegedly onerous obligations imposed on YPF by those agreements. In addition, in the YPF Arbitration, TGM asserted that if it was determined that AESU was responsible for the termination of the GSA, AESU was liable for TGM’s alleged losses, including losses under the TA. In April 2011, the arbitrations were consolidated into a single proceeding. The hearing on liability issues took place in December 2011. In May 2013, the arbitral Tribunal issued a liability award in AESU's favor. YPF thereafter challenged the award in Argentine court. In June 2014, at AESU's request, a Uruguayan court temporarily enjoined YPF from pursuing its action in the Argentine court, pending a final determination by the Uruguayan court on whether YPF is entitled to challenge the liability award in the Argentine court. It is unclear whether YPF will comply with the temporary injunction. In the arbitration, the parties are submitting their respective evidence on damages. The final evidentiary hearing on damages will take place on November 6-7, 2014. AESU believes it has meritorious claims and defenses and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.

In April 2009, the Antimonopoly Agency in Kazakhstan initiated an investigation of certain power sales of Ust-Kamenogorsk HPP (“UK HPP”) and Shulbinsk HPP, hydroelectric plants under AES concession (collectively, the “Hydros”). The Antimonopoly Agency determined that the Hydros had abused their market position and charged monopolistically high prices for power from January-February 2009. The Agency sought an order from the administrative court requiring UK HPP to pay an administrative fine of approximately KZT 120 million ($1 million) and to disgorge profits for the period at issue, estimated by the Antimonopoly Agency to be approximately KZT 440 million ($2 million). No fines or damages have been paid to date, however, as the proceedings in the administrative court have been suspended due to the initiation of related criminal proceedings against officials of the Hydros. In the course of criminal proceedings, the financial police expanded the periods at issue to the entirety of 2009 for UK HPP and from January-October 2009 for Shulbinsk HPP, and sought increased damages of KZT 1.2 billion ($7 million) from UK HPP and KZT 1.3 billion ($7 million) from Shulbinsk HPP. The Hydros believe they have meritorious defenses and will assert them vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.
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
On December 21, 2010, AES-3C Maritza East 1 EOOD, which owns a 670 MW lignite-fired power plant in Bulgaria, made the first in a series of demands on the performance bond securing the construction Contractor’s obligations under the parties’ EPC Contract. The Contractor failed to complete the plant on schedule. The total amount demanded by Maritza under the performance bond was approximately €155 million. The Contractor obtained an injunction from a lower French court purportedly preventing the issuing bank from honoring the bond demands. However, the Versailles Court of Appeal canceled the injunction in July 2011, and therefore the issuing bank paid the bond demands in full. In addition, in December 2010, the Contractor stopped commissioning of the power plant’s two units, allegedly because of the purported characteristics of the lignite supplied to it for commissioning. In January 2011, the Contractor initiated arbitration on its lignite claim, seeking an extension of time to complete the power plant, an increase to the contract price, and other relief, including in relation to the bond demands. The Contractor later added claims relating to the alleged unavailability of the grid during commissioning. Maritza rejected the Contractor’s claims and asserted counterclaims for delay liquidated damages and other relief relating to the Contractor’s failure to complete the power plant and other breaches of the EPC Contract. Maritza also terminated the EPC Contract for cause and asserted arbitration claims against the Contractor relating to the termination. The Contractor asserted counterclaims relating to the termination. The Contractor is seeking approximately €240 million ($327 million) in the arbitration, plus interest and costs. The evidentiary hearing took place on November 27-December 6, 2013, and January 6-17, 2014. Closing arguments were heard on May 21-22, 2014. The parties are awaiting the Tribunal's award. Maritza believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
On February 11, 2011, Eletropaulo received a notice of violation from São Paulo State’s Environmental Authorities for allegedly destroying 0.32119 hectares of native vegetation at the Conservation Park of Serra do Mar (“Park”), without previous authorization or license. The notice of violation asserted a fine of approximately R$1 million ($454 thousand) and the suspension of Eletropaulo activities in the Park. As a response to this administrative procedure before the São Paulo State Environmental Authorities (“São Paulo EA”), Eletropaulo timely presented its defense on February 28, 2011 seeking to vacate the notice of violation or reduce the fine. In December 2011, the São Paulo EA declined to vacate the notice of violation but recognized the possibility of 40% reduction in the fine if Eletropaulo agrees to recover the affected area with additional vegetation. Eletropaulo has not appealed the decision and is now discussing the terms of a possible settlement with the São Paulo EA, including a plan to recover the affected area by primarily planting additional trees. In March 2012, the State of São Paulo Prosecutor’s Office of São Bernardo do Campo initiated a Civil Proceeding to review the compliance by Eletropaulo with the terms of any possible settlement. Eletropaulo has had several meetings and field inspections to settle the details of the recovery project. Eletropaulo was informed by the Park Administrator that the area where the recovery project was to be located was no longer available. The Park Administrator subsequently approved a new area for the recovery project. Eletropaulo is currently awaiting the draft of the agreement by the environmental agency, and expects to proceed with the recovery project after reaching agreement with the environmental agency.
In February 2011, a consumer protection group, S.O.S. Consumidores (“SOSC”), filed a lawsuit in the State of São Paulo Federal Court against the Brazilian Regulatory Agency (“ANEEL”), Eletropaulo and all other distribution companies in the State of São Paulo, claiming that the distribution companies had overcharged customers for electricity. SOSC asserted that the distribution companies’ tariffs had been incorrectly calculated by ANEEL, and that the tariffs were required to be corrected from the effective dates of the relevant concession contracts. SOSC asserted that ANEEL erred in May 2010, when the agency corrected the alleged error going forward but declared that the tariff calculations made in the past were correct. Eletropaulo opposed the lawsuit on the ground that it had not wrongfully collected amounts from its customers, as its tariffs had been calculated in accordance with the concession contract with the Federal Government and ANEEL’s rules. Subsequently, the lawsuit was transferred to the Federal Court of Belo Horizonte ("FCBH"), which was presiding over similar lawsuits against other distribution companies and ANEEL. In January 2014, the FCBH dismissed the lawsuit against Eletropaulo and the other distribution companies. In May 2014, SOSC appealed that decision. SOSC's lawsuit will continue against ANEEL. If SOSC ultimately prevails against the agency, it is possible that SOSC may file a lawsuit against Eletropaulo seeking refunds. Eletropaulo estimates that its liability to customers could be approximately R$855 million ($388 million). Eletropaulo believes it has meritorious defenses and will defend itself vigorously in this lawsuit; however, there can be no assurances that it will be successful in its efforts.
In June 2011, the São Paulo Municipal Tax Authority (the “Municipality”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) that allegedly had not been paid on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the ground that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$2.8 billion ($1.27 billion) as estimated by Eletropaulo. Eletropaulo has appealed to the Second Instance Administrative Court. No tax is due while the appeal is pending. Eletropaulo believes it has meritorious defenses to the assessments and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the ground that the tax rate was set in the applicable legislation. In April 2013, the First Instance Administrative Court determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest and penalties totaling approximately R$844 million ($383 million) as estimated by AES Tietê. AES Tietê has filed an appeal to the Second Instance Administrative Court. No tax is due while the appeal is pending. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In April 2013, the East Kazakhstan Ecology Department (“ED”) issued an order directing AES Ust-Kamenogorsk CHP ("UK CHP") to pay approximately KZT 720 million ($4.0 million) in damages ("April 2013 Order”). The ED claimed that UK CHP was illegally operating without an emissions permit for 27 days in February-March 2013. In June 2013, the ED filed a lawsuit with the Specialized Interregional Economic Court (the “Economic Court”) seeking to require UK CHP to pay the assessed damages. UK CHP thereafter filed a separate lawsuit with the Economic Court challenging the April 2013 Order and the ED's allegations. In that lawsuit, in August 2013, the Economic Court ruled in UK CHP's favor and required the ED to vacate the April 2013 Order. That ruling was upheld on two intermediate appeals; however, the ED may further appeal to the Kazakhstan Supreme Court. The Economic Court also dismissed the lawsuit filed by the ED. UK CHP believes it has meritorious claims and defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurance that it will be successful in its efforts.
In December 2013, AES Changuinola’s EPC Contractor initiated arbitration pursuant to the parties’ EPC Contract and related settlement agreements. The Contractor alleged, among other things, that AES Changuinola failed to make a settlement payment, release retainage, and acknowledge completion of AES Changuinola hydropower facility. In total, the Contractor sought approximately $41 million in damages, plus interest and costs. AES Changuinola denied the claims and asserted counterclaims against the Contractor. In July 2014, the parties settled the dispute.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in our 2013 Form 10-K under Part 1 — Item 1A. — Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding purchases made by The AES Corporation of its common stock:

Repurchase Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of a Publicly Announced Purchase Plan (1)	Dollar Value of Maximum Number Of Shares To Be Purchased Under the Plan
4/1/2014 - 4/30/14	—	$—	—	$191,479,504
5/1/2014 - 5/31/14	1,165,334	13.73	1,165,334	175,481,733
6/1/2014 - 6/30/14	1,140,379	13.89	1,140,379	159,636,730
Total	2,305,713	$13.81	2,305,713
_____________________________

(1)	See Note 11 — Equity, Stock Repurchase Program to the condensed consolidated financial statements in Item 1. — Financial Statements for further information on our stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

4.1
Eighteenth Supplemental Indenture, dated May 20, 2014, between The AES Corporation and Wells Fargo Bank, N.A. as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 20, 2014.

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

THE AES CORPORATION (Registrant)

Date:	August 6, 2014	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHARON A. VIRAG
			Name:	Sharon A. Virag
			Title:	Vice President and Controller (Principal Accounting Officer)