Form 10-Q
period 2014-09-30
AES CORP
filed 2014-11-06
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on November 3, 2014 was 713,046,356

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,670	$1,642
Restricted cash	487	597
Short-term investments	686	668
Accounts receivable, net of allowance for doubtful accounts of $104 and $134, respectively	2,755	2,363
Inventory	741	684
Deferred income taxes	148	166
Prepaid expenses	208	179
Other current assets	1,192	976
Current assets of discontinued operations and held-for-sale businesses	—	464
Total current assets	7,887	7,739
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	903	922
Electric generation, distribution assets and other	30,670	30,596
Accumulated depreciation	(9,981)	(9,604)
Construction in progress	3,475	3,198
Property, plant and equipment, net	25,067	25,112
Other Assets:
Investments in and advances to affiliates	704	1,010
Debt service reserves and other deposits	480	541
Goodwill	1,468	1,622
Other intangible assets, net of accumulated amortization of $156 and $153, respectively	283	297
Deferred income taxes	693	666
Other noncurrent assets	2,401	2,170
Noncurrent assets of discontinued operations and held-for-sale businesses	—	1,254
Total other assets	6,029	7,560
TOTAL ASSETS	$38,983	$40,411
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,203	$2,259
Accrued interest	402	263
Accrued and other liabilities	2,121	2,114
Non-recourse debt, including $242 and $267, respectively, related to variable interest entities	2,347	2,062
Recourse debt	—	118
Current liabilities of discontinued operations and held-for-sale businesses	—	837
Total current liabilities	7,073	7,653
NONCURRENT LIABILITIES
Non-recourse debt, including $1,036 and $979, respectively, related to variable interest entities	13,372	13,318
Recourse debt	5,347	5,551
Deferred income taxes	1,165	1,119
Pension and other post-retirement liabilities	1,224	1,310
Other noncurrent liabilities	3,158	3,299
Noncurrent liabilities of discontinued operations and held-for-sale businesses	—	432
Total noncurrent liabilities	24,266	25,029
Contingencies and Commitments (see Note 9)
Cumulative preferred stock of subsidiaries	78	78
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 814,456,569 issued and 715,960,427 outstanding at September 30, 2014 and 813,316,510 issued and 722,508,342 outstanding at December 31, 2013)	8	8
Additional paid-in capital	8,355	8,443
Retained earnings (accumulated deficit)	413	(150)
Accumulated other comprehensive loss	(3,176)	(2,882)
Treasury stock, at cost (98,496,142 shares at September 30, 2014 and 90,808,168 shares at December 31, 2013)	(1,203)	(1,089)
Total AES Corporation stockholders’ equity	4,397	4,330
NONCONTROLLING INTERESTS	3,169	3,321
Total equity	7,566	7,651
TOTAL LIABILITIES AND EQUITY	$38,983	$40,411
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Revenue:
Regulated	$2,378	$2,062	$6,636	$6,175
Non-Regulated	2,063	1,934	6,378	5,916
Total revenue	4,441	3,996	13,014	12,091
Cost of Sales:
Regulated	(1,956)	(1,663)	(5,732)	(5,082)
Non-Regulated	(1,718)	(1,406)	(4,902)	(4,432)
Total cost of sales	(3,674)	(3,069)	(10,634)	(9,514)
Operating margin	767	927	2,380	2,577
General and administrative expenses	(45)	(53)	(148)	(160)
Interest expense	(390)	(358)	(1,086)	(1,065)
Interest income	69	85	205	213
Loss on extinguishment of debt	(47)	—	(196)	(212)
Other expense	(12)	(15)	(37)	(58)
Other income	12	25	56	106
Gain on disposals and sale of investments	362	3	363	26
Goodwill impairment expense	—	(58)	(154)	(58)
Asset impairment expense	(15)	(16)	(90)	(64)
Foreign currency transaction gains (losses)	(79)	32	(91)	(16)
Other non-operating expense	(16)	(122)	(60)	(122)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	606	450	1,142	1,167
Income tax expense	(92)	(126)	(303)	(285)
Net equity in earnings of affiliates	(6)	15	39	21
INCOME FROM CONTINUING OPERATIONS	508	339	878	903
Income (loss) from operations of discontinued businesses, net of income tax expense (benefit) of $0, $(3), $22, and $2, respectively	—	(38)	27	(37)
Net loss from disposal and impairments of discontinued businesses, net of income tax expense (benefit) of $0, $(1), $4, and $(2), respectively	—	(78)	(56)	(111)
NET INCOME	508	223	849	755
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(20)	(164)	(295)	(449)
Less: Loss from discontinued operations attributable to noncontrolling interests	—	12	9	14
Total net income attributable to noncontrolling interests	(20)	(152)	(286)	(435)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$488	$71	$563	$320
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$488	$175	$583	$454
Loss from discontinued operations, net of tax	—	(104)	(20)	(134)
Net income	$488	$71	$563	$320
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.68	$0.23	$0.81	$0.61
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	(0.14)	(0.03)	(0.18)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.68	$0.09	$0.78	$0.43
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.67	$0.23	$0.81	$0.61
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	(0.14)	(0.03)	(0.18)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.67	$0.09	$0.78	$0.43
DILUTED SHARES OUTSTANDING	740	747	727	749
DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$—	$0.10	$0.08
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
NET INCOME	$508	$223	$849	$755
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) benefit of $0, $0, $0 and $0, respectively	(1)	—	(1)	(1)
Reclassification to earnings, net of income tax (expense) benefit of $0, $0, $0 and $0, respectively	—	—	—	1
Total change in fair value of available-for-sale securities	(1)	—	(1)	—
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax (expense) benefit of $1, $1, $(7) and $3, respectively	(329)	(6)	(300)	(264)
Reclassification to earnings, net of income tax (expense) benefit of $0, $0, $0 and $0, respectively	(4)	—	(51)	41
Total foreign currency translation adjustments	(333)	(6)	(351)	(223)
Derivative activity:
Change in derivative fair value, net of income tax (expense) benefit of $6, $0, $52 and $(28), respectively	(36)	7	(261)	93
Reclassification to earnings, net of income tax (expense) of $(10), $(8), $(23) and $(30), respectively	44	27	76	112
Total change in fair value of derivatives	8	34	(185)	205
Pension activity:
Change in pension adjustments due to prior service cost, net of income tax (expense) benefit of $0, $0, $(1) $0, respectively	—	—	1	—
Change in pension adjustments due to disposal of discontinued operations for the period, net of income tax (expense) benefit of $0, $0, $(9), $0, respectively	—	—	14	—
Reclassification to earnings due to amortization of net actuarial loss, net of income tax (expense) benefit of $(3), $(6), $(4) and $(20), respectively	5	12	21	39
Total pension adjustments	5	12	36	39
OTHER COMPREHENSIVE INCOME (LOSS)	(321)	40	(501)	21
COMPREHENSIVE INCOME	187	263	348	776
Less: Comprehensive (income) loss attributable to noncontrolling interests	108	(171)	(119)	(454)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE AES CORPORATION	$295	$92	$229	$322

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES:
Net income	$849	$755
Adjustments to net income:
Depreciation and amortization	937	982
(Gain) loss on sale of assets and investments	(344)	4
Impairment expenses	304	309
Deferred income taxes	83	(82)
Provisions for (releases of) contingencies	(41)	33
Loss on the extinguishment of debt	196	212
Loss on disposals and impairments - discontinued operations	51	108
Other	135	(26)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(494)	135
(Increase) decrease in inventory	(75)	(6)
(Increase) decrease in prepaid expenses and other current assets	(12)	403
(Increase) decrease in other assets	(439)	(149)
Increase (decrease) in accounts payable and other current liabilities	(14)	(578)
Increase (decrease) in income tax payables, net and other tax payables	(239)	(66)
Increase (decrease) in other liabilities	319	6
Net cash provided by operating activities	1,216	2,040
INVESTING ACTIVITIES:
Capital expenditures	(1,389)	(1,330)
Acquisitions, net of cash acquired	(728)	(3)
Proceeds from the sale of businesses, net of cash sold	1,668	167
Proceeds from the sale of assets	29	52
Sale of short-term investments	3,335	3,375
Purchase of short-term investments	(3,386)	(3,638)
Decrease in restricted cash, debt service reserves and other assets	162	75
Other investing	(55)	35
Net cash used in investing activities	(364)	(1,267)
FINANCING ACTIVITIES:
Borrowings (repayments) under the revolving credit facilities, net	14	(22)
Issuance of recourse debt	1,525	750
Issuance of non-recourse debt	2,253	3,082
Repayments of recourse debt	(2,019)	(1,208)
Repayments of non-recourse debt	(1,639)	(2,288)
Payments for financing fees	(111)	(148)
Distributions to noncontrolling interests	(377)	(385)
Contributions from noncontrolling interests	114	157
Dividends paid on AES common stock	(108)	(89)
Payments for financed capital expenditures	(360)	(436)
Purchase of treasury stock	(140)	(63)
Other financing	4	15
Net cash used in financing activities	(844)	(635)
Effect of exchange rate changes on cash	(55)	(37)
Decrease in cash of discontinued and held-for-sale businesses	75	23
Total increase in cash and cash equivalents	28	124
Cash and cash equivalents, beginning	1,642	1,900
Cash and cash equivalents, ending	$1,670	$2,024
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$902	$923
Cash payments for income taxes, net of refunds	$401	$506
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets received upon sale of subsidiaries	$44	$—
Assets acquired through capital lease	$13	$12
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
1. FINANCIAL STATEMENT PRESENTATION
Discontinued Operations and Reclassifications
Effective July 1, 2014, the Company prospectively adopted Accounting Standards Update ("ASU") No. 2014-08, which significantly changed the previous accounting guidance for discontinued operations as discussed further below. The prior-period condensed consolidated financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been reclassified to reflect the businesses which met the criteria to be reported as held-for-sale and discontinued operations under the previous accounting guidance as discussed in Note 18 — Discontinued Operations and Held-for-Sale Businesses. There were no disposals during the third quarter of 2014 which met the criteria to be reported as discontinued operations under ASU No. 2014-08. However, the disposal of the U.K. Wind business during the third quarter of 2014 would have met the criteria to be reported as a discontinued operation prior to the adoption of ASU 2014-08.
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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC"), for interim financial information and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2013 audited consolidated financial statements and notes thereto, which are included in the 2013 Form 10-K filed with the SEC on February 25, 2014 (the “2013 Form 10-K”).
New Accounting Pronouncements Adopted
ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).
Effective January 1, 2014, the Company prospectively adopted ASU No. 2013-11, which requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under ASU No. 2013-11, UTBs are netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The impact to the Company’s Condensed Consolidated Balance Sheet as of September 30, 2014 was a reduction of $66 million to “Other noncurrent liabilities” and an offsetting increase to “Deferred income taxes” under “Noncurrent liabilities.” There were no impacts on the results of operations and cash flows.
ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective July 1, 2014, the Company prospectively adopted ASU No. 2014-08, which significantly changes the existing accounting guidance on discontinued operations. Early adoption is permitted for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued. Under ASU No. 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations. Amongst other changes: equity method investments that were previously scoped-out of the discontinued operations accounting guidance are now included in the scope; a business can meet the criteria to be classified as held-for-sale upon acquisition and can be reported in discontinued operations; and components where an entity retains significant continuing involvement or where operations and cash flows will not be eliminated from ongoing operations as a result of a disposal transaction can meet the definition of discontinued operations. Additionally, where summarized amounts are presented on the face of the financial statements, reconciliations of those amounts to major classes of line items are also required. ASU No. 2014-08 requires additional disclosures for individually material components that do not meet the definition of discontinued operations. The Company's adoption of ASU No. 2014-08 effective July 1, 2014 did not have any net impact on its financial position or results of operations other than changing the classification of the UK Wind disposal which occurred during the third quarter of 2014. Under the previous accounting guidance, the UK Wind disposal would have met the discontinued operations criteria and would have been reclassified accordingly. See Note 18 — Discontinued Operations and Held-for-Sale Businesses for further information.
Accounting Pronouncements Issued But Not Yet Effective
The following accounting standards have been issued but are not yet effective for nor have been adopted by AES.
ASU No. 2014-05, Service Concession Arrangements (Topic 853)
In January 2014, the FASB issued ASU No. 2014-5 which states that certain service concession arrangements with public-sector entity grantors are not in scope of ASC 840, Leases ("ASC 840"). Operating entities with these types of arrangements with public-sector entities should not account for these arrangements under ASC 840 and should not recognize the related infrastructure as property, plant and equipment. Entities should apply other GAAP to the arrangement. The standard is effective for annual reporting periods beginning after December 15, 2014 and interim periods therein. Early adoption is permitted. The guidance will be applied on a modified retrospective basis to service concession arrangements in existence at the beginning of the fiscal year of adoption, which is expected to be 2015 for AES. The Company has preliminarily identified certain concession arrangements that will likely be affected by this standard and is currently evaluating the impact of adopting the standard on its financial position and results of operations.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU No. 2014-09 which clarifies principles for recognizing revenue and will result in a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The objective of the new standard is to provide a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is not permitted. The standard permits the use of either a full retrospective or modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the standard on its financial position and results of operations.
ASU No. 2014-12, Compensation — Stock Compensation (Topic 718)
In June 2014, the FASB issued ASU No. 2014-12 which is intended to resolve the diverse accounting treatment in practice with compensation awards. The objective of the new standard is to clarify the treatment of accounting for performance targets which affect award vesting. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. The standard permits the use of either a prospective or modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the impact of the standard on its financial position and results of operations, but does not expect to be materially impacted.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated:

	September 30, 2014	December 31, 2013
	(in millions)
Coal, fuel oil and other raw materials	$375	$334
Spare parts and supplies	366	350
Total	$741	$684
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

Recurring Measurements
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
AVAILABLE-FOR-SALE:(1)
Debt securities:
Unsecured debentures	$—	$484	$—	$484	$—	$435	$—	$435
Certificates of deposit	—	119	—	119	—	151	—	151
Government debt securities	—	56	—	56	—	25	—	25
Subtotal	—	659	—	659	—	611	—	611
Equity securities:
Mutual funds	—	38	—	38	—	44	—	44
Subtotal	—	38	—	38	—	44	—	44
Total available-for-sale	—	697	—	697	—	655	—	655
TRADING:
Equity securities:
Mutual funds	15	—	—	15	13	—	—	13
Total trading	15	—	—	15	13	—	—	13
DERIVATIVES:
Interest rate derivatives	—	20	—	20	—	98	—	98
Cross-currency derivatives	—	—	—	—	—	5	—	5
Foreign currency derivatives	—	29	102	131	—	15	98	113
Commodity derivatives	—	28	13	41	—	18	6	24
Total derivatives	—	77	115	192	—	136	104	240
TOTAL ASSETS	$15	$774	$115	$904	$13	$791	$104	$908
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$199	$180	$379	$—	$221	$101	$322
Cross-currency derivatives	—	25	—	25	—	11	—	11
Foreign currency derivatives	—	46	7	53	—	16	5	21
Commodity derivatives	—	33	1	34	—	15	2	17
Total derivatives	—	303	188	491	—	263	108	371
TOTAL LIABILITIES	$—	$303	$188	$491	$—	$263	$108	$371
 _____________________________

(1)	Amortized cost approximated fair value at September 30, 2014 and December 31, 2013.
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013 (presented net by type of derivative). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Three Months Ended September 30, 2014
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(183)	$107	$16	$(60)
Total gains (losses) (realized and unrealized):
Included in earnings	—	(7)	—	(7)
Included in other comprehensive income - derivative activity	(13)	—	—	(13)
Included in other comprehensive income - foreign currency translation activity	9	(4)	—	5
Included in regulatory (assets) liabilities	—	—	(4)	(4)
Settlements	7	(1)	—	6
Balance at the end of the period	$(180)	$95	$12	$(73)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(8)	$—	$(8)

	Three Months Ended September 30, 2013
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(63)	$70	$9	$16
Total gains (losses) (realized and unrealized):
Included in earnings	(1)	28	(1)	26
Included in other comprehensive income - derivative activity	7	—	—	7
Included in other comprehensive income - foreign currency translation activity	(1)	(6)	—	(7)
Included in regulatory (assets) liabilities	—	—	(4)	(4)
Settlements	9	(1)	—	8
Transfers of assets (liabilities) into Level 3	(84)	—	—	(84)
Transfers of (assets) liabilities out of Level 3	30	—	—	30
Balance at the end of the period	$(103)	$91	$4	$(8)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$27	$(1)	$26

	Nine Months Ended September 30, 2014
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(101)	$93	$4	$(4)
Total gains (losses) (realized and unrealized):
Included in earnings	1	29	2	32
Included in other comprehensive income - derivative activity	(112)	(2)	—	(114)
Included in other comprehensive income - foreign currency translation activity	9	(24)	—	(15)
Included in regulatory (assets) liabilities	—	—	7	7
Settlements	23	(4)	(1)	18
Transfers of (assets) liabilities out of Level 3	—	3	—	3
Balance at the end of the period	$(180)	$95	12	$(73)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$26	$1	$28

	Nine Months Ended September 30, 2013
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(412)	$72	$(1)	$(341)
Total gains (losses) (realized and unrealized):
Included in earnings	(2)	40	—	38
Included in other comprehensive income - derivative activity	84	—	—	84
Included in other comprehensive income - foreign currency translation activity	(3)	(12)	—	(15)
Included in regulatory (assets) liabilities	—	—	5	5
Settlements	73	(3)	—	70
Transfers of (assets) liabilities out of Level 3	157	(6)	—	151
Balance at the end of the period	$(103)	$91	$4	$(8)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$40	$—	$40
The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of September 30, 2014:

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Average)
	(in millions)
Interest rate	$(180)	Subsidiaries’ credit spreads	3.75% - 6.98% (5.51%)
Foreign currency:
Embedded derivative — Argentine Peso	102	Argentine Peso to USD currency exchange rate after 1 year	8.84 - 36.40 (22.12)
Embedded derivative — Euro	(7)	Subsidiaries’ credit spreads	6.98%
Commodity:
Other	12
Total	$(73)

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

	Nine Months Ended September 30, 2014
	Carrying Amount (1)	Fair Value			Pretax Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Long-lived assets held and used:(2)
DPL (East Bend)	$14	$—	$2	$—	$12
Ebute (measured at June 30, 2014)	99	—	—	47	52
Ebute (measured at September 30, 2014)	51	—	—	36	15
UK Wind (Newfield)	11	—	—	—	11
Discontinued operations and held-for-sale businesses:(3)
Cameroon	378	—	340	—	38
Equity method investments (5)
Silver Ridge Power	315	—	—	273	42
Entek	143	—	125	—	18
Goodwill:(4)
DPLER	136	—	—	—	136
Buffalo Gap	28	—	—	10	18

	Nine Months Ended September 30, 2013
	Carrying Amount (1)	Fair Value			Pretax Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Long-lived assets held and used:(2)
Poland Wind projects	$79	$—	$—	$14	$65
Itabo (San Lorenzo)	22	—	—	7	15
Beaver Valley	61	—	—	15	46
Long-lived assets held for sale:(2)
Wind turbines	25	—	25	—	—
Discontinued operations and held-for-sale businesses:(3)
Cameroon	264	—	199	—	65
Saurashtra	19	—	7	—	12
Ukraine	147	—	113	—	34
Equity method investments:(5)
Elsta	240	—	—	118	122
Goodwill (4)
Ebute	58	—	—	—	58
_____________________________

(1)	Represents the carrying value (including costs to sell) at the date of measurement, before fair value adjustment.

(2)	See Note 15 — Asset Impairment Expense for further information.

(3)	See Note 18 — Discontinued Operations and Held-For-Sale Businesses for further information.

(4)	See Note 14 — Goodwill Impairment for further information.

(5)	See Note 16 — Other Non-Operating Expense and Note 7 — Investments in and Advances to Affiliates for further information.

The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets during the nine months ended September 30, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)			($ in millions)
Long-lived assets held and used:
Ebute (June 30, 2014)	$47	Discounted cash flow	Annual revenue growth	0% to 1% (1%)
			Annual pretax operating margin	0% to 47% (24%)
			Weighted-average cost of capital	10.3%

Ebute (September 30, 2014)	$36	Discounted cash flow	Annual revenue growth	0% to 1% (1%)
			Annual pretax operating margin	0% to 56% (25%)
Equity Method Investment:
Silver Ridge Power (1)	$273	Discounted cash flow	Annual revenue growth	-57% to 1% (-4%)
			Annual pretax operating margin	-115% to 50% (6%)
			Cost of equity	13% to 16% (14%)
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
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table sets forth the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, but for which fair value is disclosed.

	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(in millions)
September 30, 2014
Assets
Accounts receivable — noncurrent(1)	$210	$170	$—	$—	$170
Liabilities
Non-recourse debt	15,719	16,117	—	13,818	2,299
Recourse debt	5,347	5,598	—	5,598	—
December 31, 2013
Assets
Accounts receivable — noncurrent(1)	$260	$194	$—	$—	$194
Liabilities
Non-recourse debt	15,380	15,620	—	13,397	2,223
Recourse debt	5,669	6,164	—	6,164	—
_____________________________

(1)
These accounts receivable principally relate to amounts due from CAMMESA, the administrator of the wholesale electricity market in Argentina, and are included in “Noncurrent assets — Other” in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these accounts receivable exclude value-added tax of $36 million and $46 million at September 30, 2014 and December 31, 2013, respectively.

4. INVESTMENTS IN MARKETABLE SECURITIES
The Company’s investments in marketable debt and equity securities as of September 30, 2014 and December 31, 2013 by security class and by level within the fair value hierarchy have been disclosed in Note 3 — Fair Value. The security classes are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities. As of September 30, 2014, $628 million of available-for-sale debt securities had stated maturities within one year and $31 million had stated maturities between one and three years. Gains and losses on the sale of investments are determined using the specific-identification method. Pretax gains and losses related to available-for-sale and trading securities are generally immaterial for disclosure purposes. For the three and nine months ended September 30, 2014 and 2013, there were no realized losses on the sale of available-for-sale securities and no other-than-temporary impairment of marketable securities was recognized in earnings or other comprehensive income. The following table summarizes the gross proceeds from sale of available-for-sale securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Gross proceeds from sales of available-for-sale securities	$1,144	$1,071	$3,362	$3,394

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There have been no changes to the information disclosed under Derivatives and Hedging Activities in Note 1 — General and Summary of Significant Accounting Policies included in Item 8. — Financial Statements and Supplementary Data in the 2013 Form 10-K.
Volume of Activity
The following tables set forth, by type of derivative, the Company’s outstanding notional under its derivatives and the weighted-average remaining term as of September 30, 2014 regardless of whether the derivative instruments are in qualifying cash flow hedging relationships:

	Current		Maximum
Interest Rate and Cross-Currency	Derivative Notional	Derivative Notional Translated to USD	Derivative Notional	Derivative Notional Translated to USD	Weighted-Average Remaining Term	% of Debt Currently Hedged by Index(2)
	(in millions)				(in years)
Interest Rate Derivatives:(1)
LIBOR (U.S. Dollar)	2,943	$2,943	3,604	$3,604	11	57%
EURIBOR (Euro)	551	696	551	696	7	86%
Cross-Currency Swaps:
Chilean Unidad de Fomento	4	178	4	178	14	67%
_____________________________

(1)
The Company’s interest rate derivative instruments primarily include accreting and amortizing notionals. The maximum derivative notional represents the largest notional at any point between September 30, 2014 and the maturity of the derivative instrument, which includes forward-starting derivative instruments. The interest rate and cross-currency derivatives range in maturity through 2033 and 2028, respectively.

(2)
The percentage of variable-rate debt currently hedged is based on the related index and excludes forecasted issuances of debt and variable-rate debt tied to other indices where the Company has no interest rate derivatives.

	September 30, 2014
Foreign Currency Derivatives	Notional(1)	Notional Translated to USD	Weighted-Average Remaining Term (2)
	(in millions)		(in years)
Foreign Currency Options and Forwards:
Chilean Unidad de Fomento	10	$398	1
Chilean Peso	117,734	196	<1
Brazilian Real	119	48	<1
Euro	103	130	<1
Colombian Peso	78,230	39	<1
British Pound	49	79	<1
Philippine Peso	672	15	<1
Embedded Foreign Currency Derivatives:
Argentine Peso	904	107	10
Kazakhstani Tenge	4,802	26	1
_____________________________

(1)	Represents contractual notionals. The notionals for options have not been probability adjusted, which generally would decrease them.

(2)
Represents the remaining tenor of our foreign currency derivatives weighted by the corresponding notional. These options and forwards and these embedded derivatives range in maturity through 2017 and 2025, respectively.

	September 30, 2014
Commodity Derivatives	Notional	Weighted-Average Remaining Term(1)
	(in millions)	(in years)
Power (MWh)	6	2
Coal (Metric tons)	1	1
_____________________________
(1) Represents the remaining tenor of our commodity derivatives weighted by the corresponding volume. These derivatives range in maturity through 2016.
Accounting and Reporting
Assets and Liabilities
The following tables set forth the fair values of the Company’s derivative instruments as of September 30, 2014 and December 31, 2013, first by whether or not they are designated hedging instruments, then by whether they are current or noncurrent to the extent they are subject to master netting agreements or similar agreements (where the rights to set-off relate to settlement of amounts receivable and payable under those derivatives) and by balances no longer accounted for as derivatives.

	September 30, 2014			December 31, 2013
	Designated	Not Designated	Total	Designated	Not Designated	Total
	(in millions)
Assets
Interest rate derivatives	$20	$—	$20	$96	$2	$98
Cross-currency derivatives	—	—	—	5	—	5
Foreign currency derivatives	10	121	131	4	109	113
Commodity derivatives	18	23	41	8	16	24
Total assets	$48	$144	$192	$113	$127	$240
Liabilities
Interest rate derivatives	$377	$2	$379	$318	$4	$322
Cross-currency derivatives	25	—	25	11	—	11
Foreign currency derivatives	42	11	53	15	6	21
Commodity derivatives	18	16	34	7	10	17
Total liabilities	$462	$29	$491	$351	$20	$371

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Current	$65	$165	$32	$157
Noncurrent	127	326	208	214
Total	$192	$491	$240	$371
Derivatives subject to master netting agreement or similar agreement:
Gross amounts recognized in the balance sheet	$57	$469	$91	$314
Gross amounts of derivative instruments not offset	(12)	(12)	(9)	(9)
Gross amounts of cash collateral received/pledged not offset	—	(14)	(3)	(6)
Net amount	$45	$443	$79	$299
Other balances that had been, but are no longer, accounted for as derivatives that are to be amortized to earnings over the remaining term of the associated PPA	$161	$183	$169	$190
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

	Gains (Losses) Recognized in AOCL			Gains (Losses) Reclassified from AOCL into Earnings
	Three Months Ended September 30,		Classification in Condensed Consolidated Statements of Operations	Three Months Ended September 30,
Type of Derivative	2014	2013		2014	2013
	(in millions)			(in millions)
Interest rate derivatives	$(16)	$10	Interest expense	$(38)	$(32)
			Non-regulated cost of sales	(1)	(1)
			Net equity in earnings of affiliates	—	(1)
Cross-currency derivatives	(17)	2	Interest expense	(1)	(4)
			Foreign currency transaction gains (losses)	(18)	4
Foreign currency derivatives	(12)	(1)	Foreign currency transaction gains (losses)	1	3
Commodity derivatives	3	(4)	Non-regulated revenue	4	(3)
			Non-regulated cost of sales	(1)	(1)
Total	$(42)	$7		$(54)	$(35)

	Gains (Losses) Recognized in AOCL			Gains (Losses) Reclassified from AOCL into Earnings
	Nine Months Ended September 30,		Classification in Condensed Consolidated Statements of Operations	Nine Months Ended September 30,
Type of Derivative	2014	2013		2014	2013
	(in millions)			(in millions)
Interest rate derivatives	$(290)	$131	Interest expense	$(102)	$(95)
			Non-regulated cost of sales	(2)	(3)
			Net equity in earnings of affiliates	(3)	(5)
			Gain on sale of investments	—	(21)
Cross-currency derivatives	(20)	(9)	Interest expense	—	(10)
			Foreign currency transaction gains (losses)	(24)	(10)
Foreign currency derivatives	(24)	1	Foreign currency transaction gains (losses)	11	7
Commodity derivatives	21	(2)	Non-regulated revenue	23	(4)
			Non-regulated cost of sales	(2)	(1)
Total	$(313)	$121		$(99)	$(142)
The pretax accumulated other comprehensive income (loss) expected to be recognized as an increase (decrease) to income from continuing operations before income taxes over the next twelve months as of September 30, 2014 is $(111) million for interest rate hedges, $(4) million for cross-currency swaps, $9 million for foreign currency hedges, and $(1) million for commodity and other hedges.
For the three and nine months ended September 30, 2014, pretax gains of $0 million and $6 million, respectively, were reclassified into earnings as a result of the discontinuance of a cash flow hedge. Hedge accounting was discontinued as the forecasted transaction would not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month time period thereafter. There were no such items for the three and nine months ended September 30, 2013.
Ineffective Portion of Cash Flow Hedges
The following table sets forth the pretax gains (losses) recognized in earnings related to the ineffective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the periods indicated:

		Gains (Losses) Recognized in Earnings
	Classification in Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative		2014	2013	2014	2013
		(in millions)
Interest rate derivatives	Interest expense	$(1)	$(1)	$—	$29
Foreign currency derivatives	Foreign currency transaction gains (losses)	(2)	—	$(2)	$—
Cross-currency derivatives	Interest expense	—	—	(1)	—
Commodity and other derivatives	Non-regulated revenue	1	—	1	—
Total		$(2)	$(1)	$(2)	$29

Not Designated for Hedge Accounting
The following table sets forth the gains (losses) recognized in earnings related to derivative instruments not designated as hedging instruments under the accounting standards for derivatives and hedging and the amortization of balances that had been, but are no longer, accounted for as derivatives, for the periods indicated:

		Gains (Losses) Recognized in Earnings
	Classification in Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative		2014	2013	2014	2013
		(in millions)
Interest rate derivatives	Interest expense	$(1)	$(1)	$(1)	$1
	Net equity in earnings of affiliates	—	—	—	(6)
Foreign currency derivatives	Foreign currency transaction gains (losses)	2	24	31	47
	Net equity in earnings of affiliates	(9)	(7)	(4)	(22)
Commodity and other derivatives	Non-regulated revenue	(2)	4	2	8
	Non-regulated cost of sales	(3)	(2)	(1)	(1)
	Regulated cost of sales	(4)	1	(10)	12
	Income (loss) from operations of discontinued businesses	—	2	(7)	(10)
	Net loss from disposal and impairments of discontinued businesses	—	—	72	—
Total		$(17)	$21	$82	$29

Credit Risk-Related Contingent Features
DP&L, a utility within our United States strategic business unit, has certain over-the-counter commodity derivative contracts under master netting agreements that contain provisions that require DP&L to maintain an investment-grade issuer credit rating from credit rating agencies. Since DP&L's rating has fallen below investment grade, certain of the counterparties to the derivative contracts have requested immediate and ongoing full overnight collateralization of the mark-to-market loss (fair value excluding credit valuation adjustments), which was $28 million and $11 million as of September 30, 2014 and December 31, 2013, respectively, for all derivatives with credit risk-related contingent features. As of September 30, 2014 and December 31, 2013, DP&L had posted $14 million and $6 million, respectively, of cash collateral directly with third parties and in a broker margin account and DP&L held no cash collateral from counterparties to its derivative instruments that were in an asset position. After consideration of the netting of counterparty assets, DP&L could have been required to, but did not, provide additional collateral of $4 million and $0 million as of September 30, 2014 and December 31, 2013, respectively.
6. FINANCING RECEIVABLES
Financing receivables are defined as receivables that have contractual maturities of greater than one year. The Company has financing receivables pursuant to amended agreements or government resolutions that are due from certain Latin American governmental bodies, primarily in Argentina. The following table sets forth the breakdown of financing receivables by country as of the periods indicated:

	September 30, 2014	December 31, 2013
	(in millions)
Argentina(1)	$131	$164
Dominican Republic	1	2
Brazil	11	18
Total long-term financing receivables	$143	$184
_____________________________

(1)
Total receivables with the Argentine government were $234 million and $286 million, respectively, as of September 30, 2014 and December 31, 2013. The amounts presented in the table above exclude noncurrent receivables of $103 million and $122 million, respectively, as of September 30, 2014 and December 31, 2013, which have not been converted into financing receivables and do not have contractual maturities of greater than one year. Of the $103 million, approximately $76 million is expected to be contributed to a FONINVEMEM Agreement and approximately $27 million is expected to be contributed to a trust to be set up by the Argentine government as required by Resolution 95. Also, excludes the foreign currency-related embedded derivative assets associated with the financing receivables which had a fair value of $102 million and $97 million, respectively, as of September 30, 2014 and December 31, 2013.

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
In March 2013, the Argentine government passed Resolution No. 95/2013 ("Resolution 95") to introduce a new energy regulatory framework. Applicable to the majority of generation companies, the new regulatory framework remunerates the fixed and variable costs plus a margin depending on the type of fuel consumed and technology used. On May 31, 2013, Resolution 95 became effective retroactively to February 1, 2013. CAMMESA, the administrator of the wholesale electricity market in Argentina, has been billing the generation companies in accordance with the Resolution 95 procedures since June 2013. In addition, Resolution 95 determines the portion of future outstanding receivables that shall be contributed into the new trusts to be set up by the Argentine government. In March 2014, AES Argentina signed a framework agreement with the Secretary of Energy that outlines a plan to make an investment in new energy capacity in which AES Argentina will maintain

100% ownership, utilizing Resolution 95 new trust receivables to be accumulated through June 30, 2016. Terms and conditions of this plan are still being negotiated. In May 2014, the Argentine government passed a modification to Resolution 95 named Resolution No. 529/2014 ("Resolution 529"), which is retroactive to February 2014 and updates the remuneration amounts agreed upon in Resolution 95 and creates a new payment provision for major maintenance activities.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information
The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method.

	Nine Months Ended September 30,
50%-or-less-Owned Affiliates	2014	2013
	(in millions)
Revenue	$716	$830
Operating margin	159	191
Net income	89	(9)
Silver Ridge Power
On July 2, 2014, the Company entered into a binding agreement to sell its 50% ownership interest in Silver Ridge Power, LLC (“SRP”) for a purchase price of $179 million, excluding the Company’s indirect ownership interests in SRP’s solar generation businesses in Italy, Puerto Rico and Spain. On July 1, 2014, the Puerto Rico business was distributed by SRP to AES and Riverstone Holdings LLC and is now accounted for as an equity method investment with both AES and Riverstone Holdings each having a 50% ownership. The buyer also has an option to purchase the Company's indirect 50% interest in the Italy solar generation business for an additional consideration of $42 million by August 2015.
Currently, this transaction does not qualify as a sale for accounting purposes as the Company has continuing involvement in the business operations. Once the Company ceases its involvement in SRP's business operations, the transaction will then be considered a sale of real estate. As the Company no longer retains a direct equity interest in SRP, the remaining balance of $32 million related to Italy and Spain, which was previously accounted for as part of our equity method investment in SRP, and the accumulated other comprehensive income balance of $40 million, related to the Company's investment in SRP, have been reclassified to "Other noncurrent assets" on the Condensed Consolidated Balance Sheet as of September 30, 2014.
Guacolda
On April 11, 2014, AES Gener undertook a series of transactions, pursuant to which AES Gener acquired the interests it did not previously own in Guacolda for $728 million and simultaneously sold the ownership interest to Global Infrastructure Partners ("GIP") for $730 million. The transaction provided GIP with substantive participating rights in Guacolda, and, as a result, the Company continues to account for its investment in Guacolda using the equity method of accounting. The cash outflow for the acquisition is reflected in "Acquisitions - net of cash acquired" and the cash inflow from the sale of these ownership interests to GIP is reflected in "Proceeds from the sale of businesses, net of cash sold" on the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2014.
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
On July 25, 2014, the Company issued two notices to call $320 million aggregate principal amount of unsecured notes, $160 million of which was used to retire notes due in 2015 and $160 million of which was used to retire notes due in 2016. The Company closed these transactions on August 25, 2014. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $40 million that is included in the Condensed Consolidated Statement of Operations.

Non-Recourse Debt
Significant transactions
During the nine months ended September 30, 2014, the Company's subsidiaries had the following significant debt transactions:

•	Mong Duong drew $298 million under its construction loan facility;

•	Gener issued new debt of $700 million, more than offset by repayments of $905 million;

•	Eletropaulo issued new debt of $253 million;

•	IPL issued new debt of $130 million;

•	Tietê issued new debt of $129 million, more than offset by repayments of $132 million;

•	Cochrane drew $173 million under its construction loans;

•	Sul issued new debt of $111 million; and

•	Alto Maipo drew $105 million under its existing construction loans.
Debt in default
The following table summarizes the Company’s subsidiary non-recourse debt in default or accelerated as of the period indicated. The debt is classified as current non-recourse debt unless otherwise indicated:

	Primary Nature of Default	September 30, 2014
Subsidiary		Default Amount	Net Assets
		(in millions)
Maritza (Bulgaria)	Covenant	$720	$569
Kavarna (Bulgaria)	Covenant	176	78
		$896
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
In addition, in the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the corporate debt agreements of The AES Corporation, there could be a cross-default to the Company’s recourse debt. Materiality is defined in the Parent's senior secured credit facility as having provided 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2014, none of the defaults listed above individually or in the aggregate result in or are at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Additionally, payment defaults and bankruptcy defaults also preclude the making of any restricted payments.
Interest Expense
Interest expense for the nine months ended September 30, 2014 has been reduced by approximately $48 million related to contingent interest accruals associated with disputed purchased energy obligations at Sul for which it was determined based on developments during the second quarter that the likelihood of an unfavorable outcome for the payment of interest on the disputed obligations was no longer probable. Interest expense for the nine months ended September 30, 2013 has been reduced by approximately $34 million related to the recognition of ineffectiveness on derivative interest rate swaps accounted for as cash flow hedges.
9. CONTINGENCIES AND COMMITMENTS
Guarantees, Letters of Credit and Commitments
In connection with certain project financing, acquisition, power purchase and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES businesses. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to more than 19 years. The following table summarizes the Parent Company’s contingent contractual obligations as of September 30, 2014. Amounts presented in the table below represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The amounts include obligations made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of its businesses of $24 million.

Contingent Contractual Obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees and commitments	$329	15	$1 - 53
Asset sale related indemnities	718	6	$2 - 285
Cash collateralized letters of credit	97	11	<$1 - 58
Letters of credit under the senior secured credit facility	1	2	<$1
Total	$1,145	34
During the three months ended September 30, 2014, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts of letters of credit.
Environmental
The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2014 and December 31, 2013, the Company had recognized liabilities of $12 million and $19 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation with current legislation or costs for new legislation introduced could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2014. In aggregate, the Company estimates that the range of potential losses related to environmental matters, where estimable, to be from $1 million up to $6 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recognized aggregate liabilities for all claims of approximately $258 million and $239 million as of September 30, 2014 and December 31, 2013, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within “accrued and other liabilities” and “other noncurrent liabilities.” A significant portion of these accrued liabilities relate to employment, non-income tax and customer disputes in international jurisdictions, principally Brazil. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
The Company believes, based upon information it currently possesses and taking into account established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2014. The material contingencies where a loss is reasonably possible primarily include: claims under financing agreements; disputes with offtakers, suppliers and EPC contractors; alleged violation of monopoly laws and regulations; income tax and non-income tax matters with tax authorities; and regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $1.1 billion and $1.4 billion. Certain claims are in settlement negotiations. The amounts considered reasonably possible do not include amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

10. PENSION PLANS
Total pension cost for the periods indicated included the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
	(in millions)
Service cost	$3	$5	$4	$6	$10	$13	$12	$20
Interest cost	12	126	11	122	36	377	33	394
Expected return on plan assets	(17)	(93)	(15)	(114)	(49)	(279)	(46)	(371)
Amortization of prior service cost	2	—	1	—	5	2	4	—
Amortization of net loss	4	9	7	18	10	26	21	59
Total pension cost	$4	$47	$8	$32	$12	$139	$24	$102
Total employer contributions for the nine months ended September 30, 2014 for the Company’s U.S. and foreign subsidiaries were $56 million and $110 million, respectively. The expected remaining scheduled employer contributions for 2014 are $0 million and $28 million for U.S. and foreign subsidiaries, respectively.
11. EQUITY
Changes in Equity
The following table provides a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, noncontrolling interests and total equity as of the periods indicated:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Balance at the beginning of the period	$4,330	$3,321	$7,651	$4,569	$2,945	$7,514
Net income	563	286	849	320	435	755
Total change in fair value of available-for-sale securities, net of income tax	(1)	—	(1)	—	—	—
Total foreign currency translation adjustment, net of income tax	(269)	(82)	(351)	(158)	(65)	(223)
Total change in derivative fair value, net of income tax	(79)	(106)	(185)	151	54	205
Total pension adjustments, net of income tax	15	21	36	9	30	39
Balance sheet reclassification related to an equity method investment (1)	40	—	40	—	—	—
Capital contributions from noncontrolling interests	—	131	131	—	86	86
Distributions to noncontrolling interests	—	(380)	(380)	—	(382)	(382)
Disposition of businesses	—	(152)	(152)	—	(20)	(20)
Acquisition of treasury stock	(140)	—	(140)	(63)	—	(63)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	23	—	23	39	—	39
Dividends declared on common stock (2)	(72)	—	(72)	(60)	—	(60)
Sale of subsidiary shares to noncontrolling interests	—	130	130	12	71	83
Acquisition of subsidiary shares from noncontrolling interests	(13)	—	(13)	(6)	(1)	(7)
Balance at the end of the period	$4,397	$3,169	$7,566	$4,813	$3,153	$7,966
_____________________________
(1) Reclassification resulting from Silver Ridge Power transaction. See Note 7 — Investments In and Advances to Affiliates for further information.
(2) Dividends price per share was $0.10 and $0.08 as of September 30, 2014 and September 30, 2013, respectively.
Equity Transactions with Noncontrolling Interests
Dominican Republic — In September 2014, the Company executed an agreement with the Estrella-Linda group, an investor-based group in the Dominican Republic, to form a strategic partnership. Under the terms of the agreement, Estrella Linda will acquire an 8% noncontrolling interest in our businesses in the Dominican Republic for $96 million, with an option to acquire an additional 2% for $24 million at any time between closing date and December 31, 2015, and an additional 10% for $125 million at any time between closing date and December 31, 2016. The transaction is expected to close during the fourth quarter of 2014, subject to customary closing conditions. The Company is still evaluating the fourth quarter accounting implications of this transaction.
Masinloc — On June 25, 2014, the Company executed an agreement to sell approximately 45% of its interest in Masin-AES Pte Ltd., a wholly-owned subsidiary that owns the Company's business interests in the Philippines, for $453 million, subject to certain purchase price adjustments. On July 15, 2014, the Company completed the Masinloc sale transaction and received net proceeds of $443 million, including $23 million contingent upon the achievement of certain restructuring efficiencies. The transaction was accounted for as a sale of real estate. Noncontrolling interest of $130 million and a pretax gain of approximately $283 million, net of transaction costs, was recognized as a gain on sale of investment during the third quarter of 2014. The portion of the gain related to the contingency has been deferred.
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
Accumulated Other Comprehensive Loss
The changes in AOCL by component, net of tax and noncontrolling interests for the nine months ended September 30, 2014 were as follows:

	Unrealized derivative losses, net	Unfunded pension obligations, net	Foreign currency translation adjustment, net	Available-for-sale securities, net	Total
	(in millions)
Balance at the beginning of the period	$(307)	$(291)	$(2,284)	—	$(2,882)
Other comprehensive income (loss) before reclassifications	(131)	8	(218)	(1)	(342)
Amount reclassified to earnings	52	7	(51)	—	8
Other comprehensive income	(79)	15	(269)	(1)	(334)
Balance sheet reclassification related to an equity method investment (1)	19	—	21	—	40
Balance at the end of the period	$(367)	$(276)	$(2,532)	$(1)	$(3,176)
_____________________________
(1) Reclassification resulting from Silver Ridge transaction. See Note 7 — Investments In and Advances to Affiliates for further information.
Reclassifications out of AOCL for the periods indicated were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Details About AOCL Components	Affected Line Item in the Condensed Consolidated Statement of Operations	2014	2013	2014	2013
		(in millions) (1)
Unrealized derivative losses, net
	Non-regulated revenue	$4	$(3)	$23	$(4)
	Non-regulated cost of sales	(2)	(2)	(4)	(4)
	Interest expense	(39)	(36)	(102)	(105)
	Gain on sale of investments	—	—	—	(21)
	Foreign currency transaction gains (losses)	(17)	7	(13)	(3)
	Income from continuing operations before taxes and equity in earnings of affiliates	(54)	(34)	(96)	(137)
	Income tax expense	10	8	23	30
	Net equity in earnings of affiliates	—	(1)	(3)	(5)
	Income from continuing operations	(44)	(27)	(76)	(112)
	Income from continuing operations attributable to noncontrolling interests	9	2	24	15
	Net income attributable to The AES Corporation	$(35)	$(25)	$(52)	$(97)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(8)	$(17)	$(25)	$(56)
	Non-regulated cost of sales	—	(1)	—	(3)
	Other income	—	—	(2)	—
	Income from continuing operations before taxes and equity in earnings of affiliates	(8)	(18)	(27)	(59)
	Income tax expense	3	6	4	20
	Income from continuing operations	(5)	(12)	(23)	(39)
	Net loss from disposal and impairments of discontinued businesses	—	9	2	30
	Net income	(5)	(3)	(21)	(9)
	Income from continuing operations attributable to noncontrolling interests	3	—	14	—
	Net income attributable to The AES Corporation	$(2)	$(3)	$(7)	$(9)
Available-for-sale securities, net
	Interest income	$—	$—	$—	$(1)
	Net income attributable to The AES Corporation	$—	$—	$—	$(1)
Foreign currency translation adjustment, net
	Gain on sale of investments	$4	$—	$4	$(1)
	Net loss from disposal and impairments of discontinued businesses	—	—	47	(35)
	Net income attributable to The AES Corporation	$4	$—	$51	$(36)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(33)	$(28)	$(8)	$(143)
_____________________________

(1) Amounts in parentheses indicate debits to the condensed consolidated statement of operations.
Stock Repurchase Program
During the three months ended September 30, 2014, the Company repurchased 7,378,387 shares of AES common stock at a cost of $108 million under the existing stock repurchase program (the "Program"). The cumulative repurchases since the Program commenced in July 2010 has totaled 93,696,331 shares at a total cost of $1.1 billion, which includes a nominal amount of commissions (average price per share of $12.18, including commissions). The Company has not retired any shares repurchased under the Program.
The Company's Board of Directors recently authorized a further increase in the Program by an additional $140 million, which increased the total remaining amount for repurchases of AES common stock from $52 million to $192 million as of September 30, 2014.
Subsequent to September 30, 2014, the Company repurchased an additional 2,960,908 shares at a cost of $42 million, bringing the cumulative repurchases total through November 5, 2014 to 96,657,239 shares at a total cost of $1.2 billion (average price of $12.25 per share including commissions). As of November 5, 2014, $150 million remains available under the Program.
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
Corporate and Other — Certain unconsolidated businesses are accounted for using the equity method of accounting; therefore, their operating results are included in “Net Equity in Earnings of Affiliates” on the face of the Condensed Consolidated Statements of Operations, not in revenue. “Corporate and Other” also includes corporate overhead costs which are not directly associated with the operations of our six reportable segments and other intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
The Company uses Adjusted Pretax Contribution ("Adjusted PTC") as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pretax income from continuing operations attributable to AES excluding unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, gains or losses due to dispositions and acquisitions of business interests, losses due to impairments and costs due to the early retirement of debt. The Company has concluded that Adjusted PTC best reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists the investors in determining which businesses have the greatest impact on the overall Company results.
Corporate allocations include certain self-insurance activities which are reflected within segment Adjusted PTC. All intra-segment activity has been eliminated with respect to revenue and Adjusted PTC within the segment. Inter-segment activity has been eliminated within the total consolidated results. Asset information for businesses that were discontinued is shown in the line “Discontinued businesses” in the accompanying segment tables.

Information about the Company’s operations by segment for the periods indicated was as follows:

Revenue	Total Revenue		Intersegment		External Revenue
Three Months Ended September 30,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$1,002	$966	$—	$—	$1,002	$966
Andes SBU	704	629	(1)	(1)	703	628
Brazil SBU	1,548	1,275	—	—	1,548	1,275
MCAC SBU	693	683	(1)	—	692	683
EMEA SBU	371	332	—	—	371	332
Asia SBU	125	113	—	—	125	113
Corporate and Other	4	1	(4)	(2)	—	(1)
Total Revenue	$4,447	$3,999	$(6)	$(3)	$4,441	$3,996

Revenue	Total Revenue		Intersegment		External Revenue
Nine Months Ended September 30,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$2,896	$2,710	$—	$—	$2,896	$2,710
Andes SBU	2,048	2,044	(2)	(1)	2,046	2,043
Brazil SBU	4,526	3,934	—	—	4,526	3,934
MCAC SBU	2,023	2,046	(2)	—	2,021	2,046
EMEA SBU	1,067	970	—	—	1,067	970
Asia SBU	456	388	—	—	456	388
Corporate and Other	11	5	(9)	(5)	2	—
Total Revenue	$13,027	$12,097	$(13)	$(6)	$13,014	$12,091

	Total Adjusted Pretax Contribution		Intersegment		External Adjusted Pretax Contribution
Adjusted Pretax Contribution (1)
Three Months Ended September 30,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$156	$132	$3	$3	$159	$135
Andes SBU	120	109	(1)	6	119	115
Brazil SBU	—	84	1	1	1	85
MCAC SBU	124	96	4	4	128	100
EMEA SBU	79	66	3	3	82	69
Asia SBU	2	30	—	1	2	31
Corporate and Other	(127)	(130)	(10)	(18)	(137)	(148)
Total Adjusted Pretax Contribution	$354	$387	$—	$—	$354	$387
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains (losses)					(11)	7
Unrealized foreign currency gains (losses)					(62)	21
Disposition/acquisition gains					367	4
Impairment losses					(30)	(189)
Loss on extinguishment of debt					(66)	—
Pretax contribution					552	230
Add: income from continuing operations before taxes, attributable to noncontrolling interests					48	235
Less: Net equity in earnings of affiliates					(6)	15
Income from continuing operations before taxes and equity in earnings of affiliates					$606	$450

	Total Adjusted Pretax Contribution		Intersegment		External Adjusted Pretax Contribution
Adjusted Pretax Contribution (1)
Nine Months Ended September 30,	2014	2013	2014	2013	2014	2013
	(in millions)
US SBU	$311	$328	$9	$8	$320	$336
Andes SBU	277	278	3	13	280	291
Brazil SBU	184	204	2	2	186	206
MCAC SBU	284	256	18	11	302	267
EMEA SBU	267	234	9	8	276	242
Asia SBU	33	101	1	2	34	103
Corporate and Other	(419)	(455)	(42)	(44)	(461)	(499)
Total Adjusted Pretax Contribution	$937	$946	$—	$—	$937	$946
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains					21	46
Unrealized foreign currency losses					(95)	(28)
Disposition/acquisition gains					366	30
Impairment losses					(295)	(237)
Loss on extinguishment of debt					(213)	(207)
Pretax contribution					721	550
Add: income from continuing operations before taxes, attributable to noncontrolling interests					460	638
Less: Net equity in earnings of affiliates					39	21
Income from continuing operations before taxes and equity in earnings of affiliates					$1,142	$1,167
_____________________________

(1)
Adjusted pretax contribution in each segment before intersegment eliminations includes the effect of intercompany transactions with other segments except for interest, charges for certain management fees and the write-off of intercompany balances.

	Total Assets
	September 30, 2014	December 31, 2013
Assets	(in millions)
US SBU	$9,899	$9,952
Andes SBU	7,641	7,356
Brazil SBU	8,709	8,388
MCAC SBU	5,115	5,075
EMEA SBU	3,720	4,191
Asia SBU	3,075	2,810
Discontinued businesses	—	1,718
Corporate and Other & eliminations	824	921
Total Assets	$38,983	$40,411
13. OTHER INCOME AND EXPENSE
Other Income
Other income generally includes contract terminations, gains on asset sales and extinguishments of liabilities, favorable judgments on contingencies, and other income from miscellaneous transactions. The components of other income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014		2013
	(in millions)
Contract termination (Beaver Valley)	$—	$—	$—		$60
Contingency reversal	—	10	18	(1)	10
Gain on sale of assets	3	2	13		9
Other	9	13	25		27
Total other income	$12	$25	$56		$106
_____________________________
(1) Reversal of a liability in Kazakhstan from the expiration of a statute of limitations for the Republic of Kazakhstan to claim payment from AES.

Other Expense
Other expense generally includes losses on asset sales, legal contingencies and losses from other miscellaneous transactions. The components of other expense are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Loss on sale and disposal of assets	$12	$12	$31	$36
Contract termination	—	—	—	7
Other	—	3	6	15
Total other expense	$12	$15	$37	$58
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
In Step 2 of the interim impairment test, the goodwill was determined to have an implied fair value of zero after the hypothetical purchase price allocation and the Company accordingly recognized a full impairment of the $136 million in goodwill at the DPLER reporting unit during the three months ended March 31, 2014. DPLER is reported in the US SBU reportable segment.
Buffalo Gap — During the first quarter of 2014, the Company recognized an $18 million impairment of its goodwill at its Buffalo Gap reporting unit, which is comprised of three wind projects in Texas with an aggregate generation capacity of 524 MW, and is reported in the US SBU reportable segment.
Ebute—During the third quarter of 2013, the Company performed an interim goodwill impairment test at Ebute, a 294 MW gas-fired plant in Nigeria, and recognized the entire goodwill balance of $58 million as goodwill impairment expense. For further details regarding this impairment, see Note 10 — Goodwill and Other Intangible Assets of the 2013 audited consolidated financial statements included in Item 8 of the Company's 2013 Form 10-K.
15. ASSET IMPAIRMENT EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Beaver Valley	$—	$—	$—	$46
DP&L (East Bend)	—	—	12	—
Ebute	15	—	67	—
Itabo (San Lorenzo)	—	15	—	15
UK Wind (Newfield)	—	—	11	—
Other	—	1	—	3
Total asset impairment expense	$15	$16	$90	$64
2014
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
During the third quarter of 2014, the Company identified an additional impairment indicator resulting from lower indications about the potential proceeds that could be received from a future sale and a decline in expected cash flows remaining to be received until that sale. The Company determined that the carrying amount of the asset group was not recoverable. The Ebute asset group was determined to have a fair value of $36 million; as a result, the Company recognized an additional asset impairment expense of $15 million. Ebute is reported in the EMEA SBU reportable segment.
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
2013
Itabo (San Lorenzo)—During the third quarter of 2013, the Company tested the recoverability of long-lived assets at San Lorenzo, a 35 MW LNG fueled plant of Itabo. Itabo was informed by Super-Intendencia de Electricidad (“SIE”), the system regulator in the Dominican Republic, that it would not receive capacity revenue going forward. This communication in combination with current adverse market conditions were determined to be an impairment indicator. The Company performed a long-lived asset impairment test considering different scenarios and determined that, based on undiscounted cash flows, the carrying amount of San Lorenzo was not recoverable. The fair value of San Lorenzo was determined using the market approach based on a broker quote and it was determined that its carrying amount of $22 million exceeded the estimated fair value of $7 million. As a result, the Company recognized an asset impairment expense of $15 million. Itabo is reported in the MCAC SBU reportable segment.
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
16. OTHER NON-OPERATING EXPENSE
Silver Ridge — During the second quarter of 2014, the Company determined that there was a decline in the fair value of its equity method investment in SRP that was other than temporary based on indications about the fair value of the projects in Italy and Spain that resulted from actual and proposed changes to their tariffs. For the nine months ended September 30, 2014, the Company has recognized a pretax impairment loss of $42 million in other non-operating expense. The transaction related to our 50% ownership interest in SRP closed on July 2, 2014 for $179 million. See Note 7 — Investments in and Advances to Affiliates, of this Form 10-Q for further information.
Entek — In September 2014, the Company executed an agreement, subject to the approval of the Company’s Board of Directors, to sell its 49.62% equity interest in AES Entek for $125 million. AES Entek consists of 364 MW of natural gas and hydroelectric generation facilities, plus a coal-fired development project. During the third quarter of 2014, the Company determined there was an other-than-temporary decline in the fair value of its equity method investment in AES Entek and recognized a pretax impairment loss of $18 million in other non-operating expense. As of September 30, 2014, the Company’s Board of Directors had not approved the sale and, accordingly, the impairment recognized during the third quarter excluded the cumulative translation adjustment (“CTA”) related to AES Entek of $68 million.
In October 2014, the Company’s Board of Directors approved the sale of AES Entek. This will result in the recognition of additional impairment expense related to the CTA in the fourth quarter of 2014. The sale is expected to close during the first quarter of 2015 and is subject to customary regulatory approvals.
17. INCOME TAXES
Chilean Tax Reform — On September 29, 2014, the Chilean government enacted comprehensive tax reforms which introduced significant changes to corporate income tax rates, a modification of the shareholder level tax beginning in 2017, and new “green” taxes primarily over CO2 emissions beginning in 2017. Specifically, two systems of income tax were introduced:

Attributed Profit System (“APS”) and Partially Integrated System (“PIS”). The Company expects to elect the APS system which taxes shareholders on an accrued profits basis. Under PIS, shareholders would be taxed on a cash basis.
The corporate income tax rate was raised from 20% to 21% retroactive to January 1, 2014, and under APS is scheduled to increase in steps up to 25% for 2017 and beyond. Under PIS, the maximum rate is 27% and is effective for 2018 and beyond. The impact of remeasuring deferred taxes to account for the enacted change in future applicable income tax rates was recognized as discrete tax expense this quarter and resulted in consolidated income tax expense of $46 million. The impacts of the shareholder level taxes and green taxes will be recognized in future periods and could be material.
During the third quarter of 2014, there was a change in tax status at one of the Company’s businesses in the Dominican Republic. This change resulted in a net $23 million income tax benefit due to the associated elimination of a deferred tax liability no longer required to be recorded. This benefit was recorded as a discrete item in the current quarter.
18. DISCONTINUED OPERATIONS AND HELD-FOR-SALE BUSINESSES
As discussed in Note 1 — Financial Statement Presentation, effective July 1, 2014, the Company prospectively adopted ASU No. 2014-08. The following table summarizes the revenue, income from operations, income tax expense, impairment and loss on disposal of all discontinued operations prior to the adoption of the new accounting guidance for discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013 (1)
	(in millions)
Revenue	$—	$130	$233	$556
Income (loss) from operations of discontinued businesses, before income tax	$—	$(41)	$49	$(35)
Income tax benefit (expense)	—	3	(22)	(2)
Income (loss) from operations of discontinued businesses, after income tax	$—	$(38)	$27	$(37)
Net loss from disposal and impairments of discontinued businesses, after income tax	$—	$(78)	$(56)	$(111)
_____________________________
(1) Includes the results of operations of our Ukraine utility businesses, which were sold in April 2013.
Cameroon—In September 2013, a subsidiary of the Company executed sale agreements for the sale of AES White Cliffs B.V. (owner of 56% of AES SONEL S.A), AES Kribi Holdings B.V. (owner of 56% of Kribi Power Development Company S.A.) and AES Dibamba Holdings B.V., (owner of 56% of Dibamba Power Development Company S.A.). In June 2014, the Company sold its entire equity interest in all three businesses in Cameroon. Net proceeds from the sale transaction were $202 million with $162 million received at closing and non-contingent consideration of $40 million to be received in June 2016. The carrying amount of $40 million, which approximates fair value, is classified in other noncurrent assets and is secured by a $40 million letter of credit from a well-capitalized, multinational bank. Between meeting the held-for-sale criteria in September 2013 through the first quarter of 2014, the Company has recognized impairments of $101 million representing the difference between their aggregate carrying amount of $435 million and fair value less costs to sell of $334 million. During the second quarter of 2014, the Company recognized an additional loss on sale of $7 million. These businesses were previously reported in EMEA SBU reportable segment.
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
19. DISPOSITIONS
U.K. wind projects — On August 22, 2014, the Company sold 100% of its interests in four operating wind projects located in the U.K. with an aggregate generation capacity of 88 MW. Net proceeds from the sale transaction were $161 million and the Company recognized a pretax gain on sale of $78 million during the third quarter of 2014. These wind projects are reported in the EMEA SBU reportable segment. These wind projects do not meet the criteria to be reported as discontinued operations under ASU

2014-8 and, accordingly, the results are reflected within continuing operations. Excluding the gain on sale, the pretax loss for these disposed projects was $19 million and $18 million, respectively, for the three and nine months ended September 30, 2014, and $3 million and $2 million, respectively, for the three and nine months ended September 30, 2013.
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

	Three Months Ended September 30,
	2014			2013
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$488	721	$0.68	$175	742	$0.23
EFFECT OF DILUTIVE SECURITIES
Convertible securities	6	15	(0.01)	—	—	—
Stock options	—	1	—	—	1	—
Restricted stock units	—	3	—	—	4	—
DILUTED EARNINGS PER SHARE	$494	740	$0.67	$175	747	$0.23

	Nine Months Ended September 30,
	2014			2013
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$583	724	$0.81	$454	745	$0.61
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—
Restricted stock units	—	3	—	—	4	—
DILUTED EARNINGS PER SHARE	$583	727	$0.81	$454	749	$0.61
The calculation of diluted earnings per share excluded 5 million and 6 million options outstanding at September 30, 2014 and 2013, respectively, that could potentially dilute basic earnings per share in the future. These options were not included in the computation of diluted earnings per share because the exercise price of these options exceeded the average market price during the related period.
The calculation of diluted earnings per share also excluded 1 million and 1 million restricted stock units outstanding at September 30, 2014 and 2013, respectively, that could potentially dilute basic earnings per share in the future. These restricted stock units were not included in the computation of diluted earnings per share because the average amount of compensation cost per share attributed to future service and not yet recognized exceeded the average market price during the related period and thus to include the restricted units would have been anti-dilutive.
For the three months ended September 30, 2014, all convertible debentures were included in the earnings per share calculation. For the three months ended September 30, 2013, all 15 million shares of potential common stock associated with convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive. For the nine months ended September 30, 2014 and 2013, all 15 million shares of potential common stock associated with convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.
During the nine months ended September 30, 2014, 1 million shares of common stock were issued under the Company’s profit-sharing plan.
21. SUBSEQUENT EVENTS
AES Entek sale — In October 2014, the Company entered into an agreement to sell its 49.62% equity interest in AES Entek for $125 million. See Note 16 — Other Non-Operating Expense for further information.
Dividends — On October 10, 2014, the Company's Board of Directors declared a dividend of $0.05 per outstanding common share payable on November 17, 2014 to the shareholders of record at the close of business on November 3, 2014.
Stock Repurchase Program — The Company continued stock repurchases after September 30, 2014 under its stock repurchase program. For additional information on stock repurchases after the quarter, see Note 11 — Equity.
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
FORWARD-LOOKING INFORMATION
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A. — Risk Factors and Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.
Overview of Our Business
We are a diversified power generation and utility company organized into six market-oriented SBUs: US (United States), Andes (Chile, Colombia, and Argentina), Brazil, MCAC (Mexico, Central America and the Caribbean), EMEA (Europe, Middle East and Africa), and Asia. For additional information regarding our business, see Item 1. —Business of our 2013 Form 10-K.
Our Organization — The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the business internally and is organized by geographic regions which provide better socio-political-economic understanding of our business. The management reporting structure is organized along six SBUs led by our CEO. Using the accounting guidance on segment reporting, the Company has determined that its reportable segments correspond to the six SBUs. Management’s discussion and analysis of Operating Margin, Adjusted Operating Margin and Adjusted Pretax Contribution is organized according to the SBU structure as follows:

•	US SBU

•	Andes SBU

•	Brazil SBU

•	MCAC SBU

•	EMEA SBU

•	Asia SBU
Corporate and Other — The Company’s corporate operations are reported within “Corporate and Other” because they do not require separate disclosure under segment reporting accounting guidance.

Key Topics in the Management's Discussion and Analysis
Our discussion covers the following:

•	Overview of Q3 2014 Results, Management's Strategic Priorities and Strategic Performance

•	Review of Consolidated Results of Operations

•	SBU Analysis and Non-GAAP Measures

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity

Q3 2014 Performance
Earnings Per Share Results in Q3 2014

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Diluted earnings per share from continuing operations	$0.67	$0.23	$0.44	191%	$0.81	$0.61	$0.20	33%
Adjusted earnings per share (a non-GAAP measure)(1)	$0.37	$0.39	$(0.02)	(5)%	$0.89	$1.01	$(0.12)	(12)%
_____________________________

(1)	See reconciliation and definition under Non-GAAP Measures.
Three Months Ended September 30, 2014
Diluted earnings per share from continuing operations increased $0.44, or 191%, to $0.67 principally due to the gain on sale of a noncontrolling interest in Masinloc, the gain on sale of UK wind assets, lower goodwill impairment expense, and lower other non-operating expense, partially offset by lower operating margin, higher foreign currency transaction loss, higher loss on extinguishment of debt, and higher interest expense.
Adjusted earnings per share, a non-GAAP measure, decreased by 5% primarily due to lower operating margin.
Nine Months Ended September 30, 2014
Diluted earnings per share from continuing operations increased $0.20, or 33%, to $0.81 principally due to the gain on sale of a noncontrolling interest in Masinloc, the gain on sale of UK wind assets, and lower other non-operating expense, partially offset by goodwill impairments in the US, lower operating margin, higher foreign currency transaction loss, and higher other income in 2013 resulting from the termination of the PPA at Beaver Valley.
Adjusted earnings per share, a non-GAAP measure, decreased by 12% primarily due to an increased tax impact, lower operating margin, and higher other income in 2013 resulting from the PPA termination at Beaver Valley, partially offset by lower Parent interest expense, the reversal of a loss contingency at Sul, and lower share count.
Management’s Strategic Priorities
Management is focused on the following priorities:

•
Management of our portfolio of Generation and Utility businesses to create value for our stakeholders, including customers and shareholders, through safe, reliable, and sustainable operations and effective cost management;

•
Driving our business to manage capital effectively and to increase the amount of discretionary cash available for deployment into debt repayment, growth investments, shareholder dividends and share buybacks;

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

Q3 2014 Strategic Performance
We continue to execute on our strategic objectives of safe, reliable and sustainable operations, improvement of available capital and deployment of discretionary cash and realignment of our geographic focus. Key highlights of our progress during the nine months ended September 30, 2014 include:

Safe, Reliable and Sustainable Operations
Our Key Performance Indicators ("KPIs") for the periods indicated are as follows:

	For the Nine Months Ended September 30,
Key Performance Indicators	2014	2013	Variance
Safety: Employee Lost-Time Incident Case Rate	0.1	0.103	3%
Safety: Operational Contractor Lost-Time Incident Case Rate	0.093	0.137	32%
Generation
Commercial Availability (%)	91.2%	93.6%	(2.4)%
Equivalent Forced Outage Factor (EFOF, %)	3.5%	2.8%	(0.7)%
Heat Rate (BTU/kWh)	9,828	9,650	(178)
Utility
System Average Interruption Duration Index (SAIDI, hours)	5.5	6.1	0.6
System Average Interruption Frequency Index (SAIFI, number of interruptions)	3.6	3.0	(0.6)
Non-Technical Losses (%)	2.1%	2.4%	0.3%
_________________________________________________
Definitions:

•	Lost-Time Incident Case Rate: Number of lost-time cases per number of full-time employees or contractors.

•	Commercial Availability: Actual variable margin, as a percentage of potential variable margin if the unit had been available at full capacity during outages.

•	Equivalent Forced Outage Factor ("EFOF"): The percentage of the time that a plant is not capable of producing energy, due to unplanned operational reductions in production.

•	Heat Rate: The amount of energy used by an electrical generator or power plant to generate one kilowatt-hour (kWh).

•	System Average Interruption Duration Index ("SAIDI"): The total hours of interruption the average customer experiences annually. Trailing 12-month average.

•	System Average Interruption Frequency Index: The average number of interruptions the average customer experiences annually. Trailing 12-month average.

•	Non-Technical Losses: Delivered energy that was not billed due to measurement error, theft or other reasons. Trailing 12-month average.
We continue to focus on safety as our top priority. Our safety performance improved in the third quarter of 2014, as we lowered our lost-time incident case rates for both employees and operational contractors.
Generation in gigawatt-hours (GWh) is down 4% compared to the first nine months of 2013, mainly driven by dry hydrological conditions in Brazil and Panama, as well as higher unplanned outages at our generation plants in Ohio and the Philippines. The dry conditions were partially offset by new capacity in Chile.
Compared to the first nine months of 2013, our performance on our KPIs was mixed, as our generation KPIs declined while indicators for our utilities improved. Our Commercial Availability and EFOF performance deteriorated, largely driven by our unplanned outages at our generation plants in Ohio and the Philippines as discussed above. Most of these events have been resolved and mitigation plans have been implemented. For utilities, our performance on SAIDI and Non-Technical Losses improved compared to the first nine months of 2013.
Improving Available Capital and Deployment of Discretionary Cash
We continue to focus on improving cash generation and optimizing the use of our parent discretionary cash. During the third quarter of 2014, we generated $763 million of cash flow from operating activities. We utilized cash consistent with our strategy, as we paid a quarterly dividend of $36 million ($0.05 per share), repurchased common stock under the existing stock repurchase program at a total cost of $108 million, and utilized $356 million to reduce and refinance recourse debt at the Parent Company.
Realigning Our Geographic Focus
We made several advancements in our strategy during the quarter. We announced the sale of 100% of our interest in our Turkish assets and upon closing will exit that country. We also advanced on two partnership transactions including the sale of 45% of our interest in the Masinloc facility for $443 million and agreed with our partner to use Masinloc as our exclusive vehicle for growth in the Philippines. Additionally, we executed an agreement to sell an 8% noncontrolling interest in our businesses in the Dominican Republic for $96 million.

Review of Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
Results of operations	2014	2013	$ change	% change	2014	2013	$ change	% change
	($ in millions, except per share amounts)
Revenue:
US SBU	$1,002	$966	$36	4%	$2,896	$2,710	$186	7%
Andes SBU	704	629	75	12%	2,048	2,044	4	—%
Brazil SBU	1,548	1,275	273	21%	4,526	3,934	592	15%
MCAC SBU	693	683	10	1%	2,023	2,046	(23)	-1%
EMEA SBU	371	332	39	12%	1,067	970	97	10%
Asia SBU	125	113	12	11%	456	388	68	18%
Corporate and Other	4	1	3	300%	11	5	6	120%
Intersegment eliminations	(6)	(3)	(3)	-100%	(13)	(6)	(7)	-117%
Total Revenue	4,441	3,996	445	11%	13,014	12,091	923	8%
Operating Margin:
US SBU	$222	$206	$16	8%	$500	$498	$2	—%
Andes SBU	212	134	78	58%	451	416	35	8%
Brazil SBU	44	306	(262)	-86%	635	822	(187)	-23%
MCAC SBU	176	143	33	23%	411	397	14	4%
EMEA SBU	94	85	9	11%	304	285	19	7%
Asia SBU	12	38	(26)	-68%	49	121	(72)	-60%
Corporate and Other	16	2	14	700%	42	21	21	100%
Intersegment eliminations	(9)	13	(22)	-169%	(12)	17	(29)	-171%
Total Operating Margin	767	927	(160)	-17%	2,380	2,577	(197)	-8%
General and administrative expenses	(45)	(53)	8	15%	(148)	(160)	12	8%
Interest expense	(390)	(358)	(32)	-9%	(1,086)	(1,065)	(21)	-2%
Interest income	69	85	(16)	-19%	205	213	(8)	-4%
Loss on extinguishment of debt	(47)	—	(47)	NM	(196)	(212)	16	8%
Other expense	(12)	(15)	3	20%	(37)	(58)	21	36%
Other income	12	25	(13)	-52%	56	106	(50)	-47%
Gain on disposals and sale of investments	362	3	359	NM	363	26	337	NM
Goodwill impairment expense	—	(58)	58	100%	(154)	(58)	(96)	-166%
Asset impairment expense	(15)	(16)	1	6%	(90)	(64)	(26)	-41%
Foreign currency transaction gains (losses)	(79)	32	(111)	-347%	(91)	(16)	(75)	-469%
Other non-operating expense	(16)	(122)	106	87%	(60)	(122)	62	51%
Income tax expense	(92)	(126)	34	27%	(303)	(285)	(18)	-6%
Net equity in earnings of affiliates	(6)	15	(21)	-140%	39	21	18	86%
INCOME FROM CONTINUING OPERATIONS	508	339	169	50%	878	903	(25)	-3%
Income (loss) from operations of discontinued businesses, net of income tax expense (benefit) of $0, $(3), $22, and $2, respectively	—	(38)	38	100%	27	(37)	64	173%
Net loss from disposal and impairments of discontinued businesses, net of income tax expense (benefit) of $0, $(1), $4, and $(2), respectively	—	(78)	78	100%	(56)	(111)	55	50%
NET INCOME	508	223	285	128%	849	755	94	12%
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(20)	(164)	144	88%	(295)	(449)	154	34%
Less: Loss from discontinued operations attributable to noncontrolling interests	—	12	(12)	-100%	9	14	(5)	-36%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$488	$71	$417	587%	$563	$320	$243	76%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$488	$175	$313	179%	$583	$454	$129	28%
Loss from discontinued operations, net of tax	—	(104)	104	100%	(20)	(134)	114	85%
Net income	$488	$71	$417	587%	$563	$320	$243	76%
Net cash provided by operating activities	$763	$855	$(92)	-11%	$1,216	$2,040	$(824)	-40%
DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$—	$0.05	NM	$0.10	$0.08	$0.02	NM
NM - Not Meaningful
Three months ended September 30, 2014:
Revenue increased $445 million, or 11%, to $4.4 billion in the three months ended September 30, 2014 compared with $4.0 billion in the three months ended September 30, 2013. Including the unfavorable impact of foreign currency of $5 million, the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall favorable impact of $36 million driven by regulatory retail rate increases at DPL in Ohio, as a result of the ESP implemented in January 2014, partially offset by decreased retail sales volume resulting from customer switching and mild weather.

•
Andes — Overall favorable impact of $75 million driven by higher contract and spot sales at Gener in Chile and Chivor in Colombia. These results were offset by Argentina due to unfavorable foreign exchange rates, higher outages, and lower generation, partially offset by higher rates due to the Resolution 529 adjustment.

•	Brazil — Overall favorable impact of $273 million driven by higher tariffs at Eletropaulo and Sul, primarily related to pass-through costs, and Tietê due to higher contract prices.

•
MCAC — Overall favorable impact of $10 million driven by higher rates in the Dominican Republic and Puerto Rico, primarily pass-through costs. El Salvador also increased due to higher demand, partially offset by lower pass-through costs.

•
EMEA — Overall favorable impact of $39 million driven by new operations at the Jordan IPP4 plant which commenced operations in July 2014, partially offset by lower volume in Northern Ireland in the U.K.

•
Asia — Overall favorable impact of $12 million driven by higher generation at Kelanitissa in Sri Lanka, partially offset by a reduction in rates according to the PPA, and the Philippines due to higher contract demand, partially offset by lower rates.

Operating margin decreased $160 million, or 17%, to $767 million in the three months ended September 30, 2014 compared with $927 million in the three months ended September 30, 2013. Including the unfavorable impact of foreign currency of $7 million, the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall favorable impact of $16 million driven by DPL in Ohio due to regulatory retail rate increases and reduced fuel and purchase power costs, partially offset by decreased retail sales volume as discussed above.

•
Andes — Overall favorable impact of $78 million driven by Chivor in Colombia due to higher sales as a result of higher inflows, as discussed above, and higher rates and Gener in Chile due to higher coal and diesel availability and favorable contract and spot rates. These results were partially offset by Argentina due to higher fixed costs mainly driven by inflation, lower generation, and unfavorable foreign exchange rates, partially offset by higher rates related to Resolution 529 adjustment.

•
Brazil — Overall unfavorable impact of $262 million driven by Tietê due to lower water inflows which led to lower generation and an increase in energy purchases at higher prices. Brazil was also impacted by higher fixed costs, primarily at Eletropaulo. Revenue increases due to pass-through costs do not have a corresponding impact on operating margin.

•
MCAC — Overall favorable impact of $33 million driven by the Dominican Republic due to favorable impact of rates as a result of lower fuel prices, higher PPA prices, and higher prices of gas sales to third parties. In addition, Panama increased driven by compensation from the government related to spot purchases driven by dry hydrological conditions.

•
EMEA — Overall favorable impact of $9 million driven by new operations at the Jordan IPP4 plant as discussed above, as well as better availability related to timing of scheduled outages and lower depreciation at Maritza and fewer outages and lower depreciation at Ebute. These results were partially offset by Kilroot in the U.K. due to lower dispatch and rates.

•
Asia — Overall unfavorable impact of $26 million driven by lower plant availability and related costs in the Philippines as well as a reduction in rates according to the PPA and higher outages and maintenance costs at Kelanitissa in Sri Lanka.

Nine months ended September 30, 2014:
Revenue increased $923 million, or 8%, to $13 billion in the nine months ended September 30, 2014 compared with $12.1 billion in the nine months ended September 30, 2013. Including the unfavorable impact of foreign currency of $493 million, the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•	US — Overall favorable variance of $186 million driven by regulatory retail rate increases at DPL in Ohio as well as higher rates, primarily pass-through, at IPL in Indiana.

•
Andes — Overall favorable impact of $4 million driven by Chivor in Colombia due to higher spot and contract rates, somewhat offset by unfavorable foreign exchange rates, and Gener in Chile as a result of higher volume, partially offset by lower rates. Offsetting these results, Argentina decreased due to the impact of Resolution 95 in which there is no longer a pass-through of fuel included in revenue and unfavorable foreign exchange rates, partially offset by higher availability.

•
Brazil — Overall favorable impact of $592 million driven by higher volumes and higher tariffs, primarily pass-through costs, at Eletropaulo and Sul. Tietê also increased due to higher rates. Unfavorable foreign exchange partially offset these results.

•
MCAC — Overall unfavorable impact of $23 million driven by the Dominican Republic due to lower third party gas sales, partially offset by higher PPA rates. El Salvador also decreased as a result of a one-time unfavorable adjustment to unbilled revenue and lower pass-through costs. Offsetting these results, Puerto Rico increased due to higher volume and rates and Panama increased due to higher rates, partially offset by lower volume.

•
EMEA — Overall favorable impact of $97 million driven by the start of operations at Jordan IPP4 which commenced operations in July 2014 and Maritza in Bulgaria due to higher prices and favorable foreign exchange rates, partially offset by higher planned outages. The United Kingdom also increased as a result of favorable foreign exchange rates and the contributions from U.K. wind businesses, partially offset by lower rates.

•
Asia — Overall favorable impact of $68 million driven by higher generation at Kelanitissa in Sri Lanka, partially offset by a reduction in rates according to the PPA, and the Philippines due to higher volume, partially offset by lower rates.

Operating margin decreased $197 million, or 8%, to $2.4 billion in the nine months ended September 30, 2014 compared with $2.6 billion in the nine months ended September 30, 2013. Including the unfavorable impact of foreign currency of $95 million the performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall favorable impact of $2 million driven by favorable results at US Generation including contributions from platform expansion projects at Southland and Tait energy storage project, combined with higher availability at Hawaii and increased market prices at Laurel Mountain. These results were largely offset by DPL as outages and lower gas availability in the first half of 2014 resulted in higher purchased power and related costs to supply higher demand from cold weather, as well as unrealized derivative losses, partially offset by improvements in Q3 2014 resulting from increased retail rates and lower fuel costs. Revenue increases due to pass-through costs do not have a corresponding impact on operating margin.

•
Andes — Overall favorable impact of $35 million driven by Chivor in Colombia due to higher generation resulting in higher spot and contract sales and ancillary services. These results were partially offset by Gener in Chile due to lower contract and spot prices and lower availability, partially offset by full impact of new operations at Ventanas IV in 2014 and lower fixed costs.

•
Brazil — Overall unfavorable impact of $187 million driven by Tietê due to lower water inflows which led to lower generation and an increase in energy purchases at higher prices and unfavorable foreign exchange rates and Uruguaiana due to a non-recurring extinguishment of a liability based on a favorable arbitration decision of $53 million in the second quarter of 2013. Eletropaulo also decreased due to higher fixed costs and unfavorable foreign exchange rates, partially offset by higher tariffs and volume. Revenue increases due to pass-through costs do not have a corresponding impact on operating margin.

•
MCAC — Overall favorable impact of $14 million driven by the Dominican Republic mainly related to favorable rates and higher availability, partially offset by lower gas sales to third parties. Offsetting these results, Panama decreased as a result of dry hydrological conditions, which resulted in lower generation and higher energy purchases and the 2013 Esti tunnel settlement of $31 million, partially offset by compensation from the government of Panama as well as lower fixed costs and El Salvador due to one-time unfavorable adjustment to unbilled revenue.

•
EMEA — Overall favorable impact of $19 million driven by the new operations at Jordan IPP4 as discussed above, as well as Ebute due to better operations and lower depreciation and Kazakhstan due to higher generation volume and rates, partially offset by unfavorable foreign exchange rates.

•
Asia — Overall unfavorable impact of $72 million driven by Masinloc in the Philippines, due to lower plant availability and the market operator's adjustment in the first quarter of 2014 to retrospectively recalculate energy prices related to an unprecedented increase in spot energy prices in November and December 2013. Kelanitissa also decreased due to a reduction in rates according to the PPA.

General and administrative expenses
General and administrative expenses decreased $8 million, or 15%, to $45 million for the three months ended September 30, 2014 primarily due to lower employee related costs and professional fees.
General and administrative expenses decreased $12 million, or 8%, to $148 million for the nine months ended September 30, 2014 primarily due to lower employee related and business development costs.

Interest expense
Interest expense increased $32 million, or 9%, to $390 million for the three months ended September 30, 2014. The increase was primarily due to an increase in regulatory liabilities and increased interest rates in Brazil, and the termination of interest rate hedges upon early debt retirement. These increases were partially offset by a reduction in corporate debt balances.
Interest expense increased $21 million, or 2%, to $1.1 billion for the nine months ended September 30, 2014. The increase was primarily due to an increase in regulatory liabilities and increased interest rates in Brazil, and a $34 million gain in the prior year related to the recognition of ineffectiveness on derivative interest rate swaps accounted for as cash flow hedges. These increases were partially offset by a reduction in corporate debt balances.
See Note 8. — Debt included in Item 1. — Financial Statements of this Form 10-Q for further information.
Interest income
Interest income decreased $16 million, or 19%, to $69 million for the three months ended September 30, 2014. The decrease was primarily due to higher interest income recognized on FONINVEMEM III receivables in Argentina in the prior year.
Interest income decreased $8 million, or 4%, to $205 million for the nine months ended September 30, 2014. The decrease was primarily due to higher interest income recognized on FONINVEMEM III receivables in Argentina in the prior year, partially offset by an increase in regulatory assets at Brazil.
Loss on extinguishment of debt
Loss on extinguishment of debt was $47 million and $196 million for the three and nine months ended September 30, 2014, respectively, primarily related to early extinguishment of debt at the Parent Company. See Note 8. — Debt included in Item 1. — Financial Statements of this Form 10-Q for further information.
Loss on extinguishment of debt was $0 million and $212 million for the three and nine months ended September 30, 2013, respectively, related to the loss on the early retirement of recourse debt at the Parent Company and the loss on the early extinguishment of debt at Masinloc. See Note 8. — Debt included in Item 1. — Financial Statements of this Form 10-Q for further information.
Other income and expense
See discussion of the components of other income and expense in Note 13 — Other Income and Expense included in Item 1. — Financial Statements of this Form 10-Q for further information.
Gain on sale of investments
Gain on sale of investments for the three months ended September 30, 2014 was $362 million, which was primarily related to the sale of 45% of our investment in Masinloc and 100% of our interest in UK Wind. See Note 11 — Equity included in Item 1. — Financial Statements of this Form 10-Q for further information. Gain on sale of investments for the three months ended September 30, 2013 was $3 million, primarily related to the sale of our 10% equity interest in Trinidad Generation Unlimited.
Gain on sale of investments for the nine months ended September 30, 2014 was $363 million, which is primarily related to the sale our investment in Masinloc and UK Wind, as discussed above. See Note 11 — Equity included in Item 1. — Financial Statements of this Form 10-Q for further information. Gain on sale of investments for the nine months ended September 30, 2013 was $26 million, primarily related to the sale of our remaining 20% interest in Cartagena as well as the sale of our investment in Trinidad, as discussed above.
Goodwill Impairment
Goodwill impairment expense for the three and nine months ended September 30, 2014 was $0 million and $154 million, respectively. There was $58 million of goodwill impairment for the three and nine months ended September 30, 2013. See Note 14 — Goodwill Impairment included in Item 1. — Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $15 million and $90 million for the three and nine months ended September 30, 2014, and $16 million and $64 million for the three and nine months ended September 30, 2013. See Note 15 — Asset Impairment Expense included in Item 1. — Financial Statements of this Form 10-Q for further information.

Foreign currency transaction gains (losses)
Foreign currency transaction gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Chile	(21)	$(1)	$(27)	$(15)
Brazil	(7)	—	(1)	(10)
The AES Corporation	(20)	15	(23)	(2)
Argentina	(19)	16	(33)	13
Other	(12)	2	(7)	(2)
Total(1)	$(79)	$32	$(91)	$(16)
___________________________________________

(1)
Includes $6 million and $23 million in gains on foreign currency derivative contracts for the three months ended September 30, 2014 and 2013, respectively, and $49 million and $42 million in gains on foreign currency derivative contracts for the nine months ended September 30, 2014 and 2013, respectively.

The Company recognized net foreign currency transaction losses of $79 million for the three months ended September 30, 2014 primarily due to:

•
losses of $21 million in Chile, which were primarily due to an 8% devaluation of the Chilean Peso, resulting in a loss at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean Pesos, primarily cash, accounts receivables and VAT receivables;

•
losses of $20 million at The AES Corporation were primarily due to decreases in the valuation of intercompany notes receivable denominated in foreign currency, resulting from the weakening of the Euro and British Pound during the period, partially offset by gains related to foreign currency options; and

•
losses of $19 million in Argentina, which were primarily related to AES Argentina Generacion (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt and losses on the purchase of Argentine sovereign bonds at Termoandes (a U.S. Dollar functional currency subsidiary). Additionally, losses were incurred on foreign currency embedded derivatives related to government receivables at AES Argentina Generacion and a 3% devaluation of the Argentine Peso.

The Company recognized foreign currency transaction gains of $32 million for the three months ended September 30, 2013 primarily due to:

•
gains of $15 million at The AES Corporation, which were primarily due to increases in the valuation of intercompany notes receivable denominated in foreign currency, resulting from the strengthening of the Euro and British Pound, partially offset by losses related to foreign currency option purchases; and

•
gains of $16 million in Argentina, which were primarily due to a gain on a foreign currency embedded derivative related to government receivables, partially offset by losses related to the 8% devaluation of the Argentine Peso, resulting in losses at AES Argentina Generacion (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt, and losses at Termoandes (a U.S. Dollar functional currency subsidiary) mainly associated with cash and accounts receivable balances in the local currency.

The Company recognized foreign currency transaction losses of $91 million for the nine months ended September 30, 2014 primarily due to:

•
losses of $33 million in Argentina, which were primarily related to the 29% devaluation of the Argentine Peso, resulting in losses at AES Argentina Generacion (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt, and losses at Termoandes (a U.S. Dollar functional currency subsidiary) mainly associated with cash and accounts receivable balances in the local currency and losses on the purchase of Argentine sovereign bonds. These losses were partially offset by a gain on foreign currency embedded derivatives related to government receivables at AES Argentina Generacion;

•
losses of $27 million in Chile, which were primarily due to a 14% devaluation of the Chilean Peso, resulting in a loss at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean Pesos (primarily cash, accounts receivables and VAT receivables). These losses were partially offset by foreign currency derivatives; and

•
losses of $23 million at The AES Corporation were primarily due to decreases in the valuation of intercompany notes receivable denominated in foreign currency, resulting from the weakening of the Euro and British Pound during the year, partially offset by gains related to foreign currency options.

The Company recognized foreign currency transaction losses of $16 million for the nine months ended September 30, 2013 primarily due to:

•
losses of $15 million in Chile, which were primarily due to a 5% devaluation of the Chilean Peso, resulting in losses at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean pesos(primarily cash, accounts receivable and VAT receivables). These losses were partially offset by foreign currency derivatives; and

•
losses of $10 million in Brazil, which were mainly related to commercial liabilities denominated in U.S. Dollars due to the 9% devaluation of the Brazilian Real versus the U.S. Dollar; partially offset by

•
gains of $13 million in Argentina, which were primarily due to a gain on a foreign currency embedded derivative related to government receivables, partially offset by losses due to the 18% devaluation of the Argentine Peso which resulted in losses at AES Argentina Generacion (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt, and losses at Termoandes (a U.S. Dollar functional currency subsidiary) mainly associated with cash and accounts receivables in the local currency.

Other non-operating expense
Total other non-operating expense was $16 million and $60 million for the three and nine months ended September 30, 2014. There was $122 million of other non-operating expense for the three and nine months ended September 30, 2013. See Note 16 — Other Non-Operating Expense included in Item 1. — Financial Statements of this Form 10-Q for further information.
Income tax expense
Income tax expense decreased $34 million, or 27%, to $92 million for the three months ended September 30, 2014 compared to $126 million for the three months ended September 30, 2013. The Company’s effective tax rates were 15% and 28% for the three months ended September 30, 2014 and 2013, respectively.
The net decrease in the effective tax rate for the three months ended September 30, 2014 compared to the same period in 2013 was due, in part, to the current period sale of 45% of the Company's interest in Masin - AES Pte Ltd., which owns the Company's business interests in the Philippines, and the current period sale of the Company's interests in four U.K. wind projects. Neither of these transactions gave rise to income tax expense. Further, the 2014 effective tax rate benefited from a change in tax status at a subsidiary operating in the Dominican Republic, partially offset by the unfavorable impact of Chilean income tax law reform enacted this quarter. See Note 11 - Equity for additional information regarding the sale of 45% of the Company's interest in Masin - AES Pte Ltd. See Note 19 - Dispositions for additional information regarding the sale of the Company's interests in four U.K wind projects. See Note 17 - Income Taxes for additional information regarding the Chilean tax law reform and change in tax status at a Dominican Republic subsidiary.
Income tax expense increased $18 million, or 6%, to $303 million for the nine months ended September 30, 2014 compared to $285 million for the nine months ended September 30, 2013. The Company’s effective tax rates were 27% and 24% for the nine months ended September 30, 2014 and 2013, respectively.
The net increase in the effective tax rate for the nine months ended September 30, 2014 compared to the same period in 2013 was due, in part, to the unfavorable impact of Chilean income tax law reform enacted this quarter and to the nondeductible goodwill impairments recorded during the first quarter of 2014, offset by sales this quarter of 45% of the Company's interest in Masin - AES Pte Ltd., which owns the Company's business interests in the Philippines and of the Company's interests in four U.K. wind projects. Further, the 2013 effective tax rate benefited from the extension of a favorable U.S. tax law in the first quarter of 2013 impacting distributions from certain non-U.S. subsidiaries, net favorable resolution of various uncertain tax positions, and lower tax expense from certain higher tax jurisdictions. See Note 17 - Income Taxes for additional information regarding the Chilean tax law reform. See Note 14 - Goodwill Impairment for additional information regarding goodwill impairment. See Note 11 - Equity for additional information regarding the sale of 45% of the Company's interest in Masin - AES Pte Ltd. See Note 19 - Dispositions for additional information regarding the sale of the Company's interests in four U.K wind projects.
Our effective tax rate reflects the tax effect of significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings of affiliates
Net equity in earnings of affiliates decreased $21 million to a loss of $6 million for the three months ended September 30, 2014. The decrease was primarily due to lower net income at Guacolda resulting from comprehensive tax reforms enacted by the Chilean government. See Note 17 - Income Taxes for additional information regarding the Chilean tax law reform.
Net equity in earnings of affiliates increased $18 million to $39 million for the nine months ended September 30, 2014. The increase was primarily due to a loss on an embedded foreign currency derivative at Entek in 2013.

Income from continuing operations attributable to noncontrolling interests
Income from continuing operations attributable to noncontrolling interests decreased $144 million, or 88%, to $20 million for the three months ended September 30, 2014. The decrease was primarily due to decreased operating margin at both Tietê and Eletropaulo because of higher prices of energy purchased in the spot market and increased fixed costs related to pension, respectively.
Income from continuing operations attributable to noncontrolling interests decreased $154 million, or 34%, to $295 million for the nine months ended September 30, 2014. The decrease was primarily due to decreased operating margin at Tietê and Eletropaulo, as discussed above, lower operating income at Panama related to lower hydrology, and decreased gross margin at Uruguaiana caused by a favorable arbitration settlement in 2013.
Discontinued operations
Total discontinued operations was a net loss of $0 million and $116 million for the three months ended September 30, 2014 and 2013, respectively, and a net loss of $29 million and $148 million for the nine months ended September 30, 2014 and 2013, respectively. See Note 18 — Discontinued Operations and Held-for-Sale Businesses included in Item 1. — Financial Statements of this Form 10-Q for further information.
Effective July 1, 2014, the Company prospectively adopted ASU No. 2014-08, which significantly changes the existing accounting guidance on discontinued operations. See Note 1 — Financial Statement Presentation included in Item 1. — Financial Statements of this Form 10-Q for further information.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $417 million to $488 million in the three months ended September 30, 2014. Net income attributable to AES in the three months ended September 30, 2013 was $71 million.
The key drivers of the increase include:

•	gain on sale of investment from the sale of a noncontrolling interest at Masinloc in 2014;

•	lower impairments of equity method investments in 2014;

•	goodwill impairments at Ebute during 2013; and

•	lower effective tax rate.
These increases were partially offset by:

•	higher expenses resulting from debt extinguishments in 2014; and

•	higher foreign currency transaction losses in 2014.
Net income attributable to The AES Corporation increased $243 million to $563 million in the nine months ended September 30, 2014. Net income attributable to AES in the nine months ended September 30, 2013 was $320 million.
The key drivers of the increase include:

•	gain on sale of investment from the sale of a noncontrolling interest at Masinloc in 2014; and

•	lower impairments of equity method investments in 2014.
These increases were partially offset by:

•	goodwill impairments in the US recognized in in the first quarter of 2014;

•	higher interest expense; and

•	higher foreign currency transaction losses in 2014.
Net cash provided by operating activities
Net cash provided by operating activities decreased $824 million to $1.2 billion during the nine months ended September 30, 2014 compared to $2 billion during the nine months ended September 30, 2013. Please refer to Consolidated Cash Flows -- Operating Activities within Capital Resources and Liquidity section for further discussion.
Net cash provided by operating activities decreased $92 million, or 11%, to $763 million in the three months ended September 30, 2014 compared with $855 million during the three months ended September 30, 2013.
Operating cash flow of $763 million for the three months ended September 30, 2014 resulted primarily from net income adjusted for non-cash items, principally depreciation and amortization and impairment expenses, as well as a net favorable change of $89 million in operating assets and liabilities. This was primarily due to the following:

•	an increase of $253 million in other liabilities primarily due to increases in regulatory liabilities at Eletropaulo and Sul which will be refunded to customers through future tariffs;

•
an increase of $180 million in accounts payable and other current liabilities, primarily due to an increase in energy purchases at Tietê and Sul offset by a decrease in working capital at Uruguaiana; partially offset by

•	an increase of $182 million in accounts receivable primarily due to higher sales at Eletropaulo and Sul partially offset by a decrease in working capital at Uruguaiana; and

•	an increase of $123 million in other assets primarily due to increases at Eletropaulo and Sul resulting from higher energy costs due to unfavorable weather conditions.
Net cash provided by operating activities was $855 million during the three months ended September 30, 2013 and resulted primarily from net income adjusted for non-cash items, principally depreciation and amortization, gains and losses on sales and disposals and impairment charges, as well as a net favorable change of $55 million in operating assets and liabilities. This was primarily due to the following:

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
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC and adjusted earnings per share (“Adjusted EPS”) are non-GAAP supplemental measures that are used by management and external users of our consolidated financial statements such as investors, industry analysts and lenders.
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
Adjusted Pretax Contribution and Adjusted Earnings Per Share
We define Adjusted PTC as pretax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) gains or losses due to dispositions and acquisitions of business interests, (d) losses due to impairments, and (e) costs due to the early retirement of debt. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the aforementioned items.
Adjusted PTC reflects the impact of noncontrolling interests and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in operating margin, Adjusted PTC includes the other components of our income statement, such as:

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
Reconciliations of Non-GAAP Measures
Adjusted Operating Margin

Reconciliation of Adjusted Operating Margin to Operating Margin	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted Operating Margin	($'s in millions)
US	$227	$208	$514	$500
Andes	159	105	342	316
Brazil	15	98	182	242
MCAC	156	129	379	351
EMEA	91	79	286	268
Asia	3	36	39	114
Corp/Other	16	2	42	21
Intersegment Eliminations	(9)	13	(12)	17
Total Adjusted Operating Margin	658	670	1,772	1,829
Noncontrolling Interests Adjustment	118	259	620	749
Derivatives Adjustment	(9)	(2)	(12)	(1)
Operating Margin	$767	$927	$2,380	$2,577
Adjusted Pretax Contribution: For a reconciliation of Adjusted PTC to net income from continuing operations, see Note 12 — Segments included in Item 1. — Financial Statements of this Form 10-Q.
Adjusted EPS

	Three Months Ended September 30,				Nine Months Ended September 30,
Reconciliation of Adjusted Earnings Per Share	2014		2013		2014		2013
Diluted earnings per share from continuing operations	$0.67		$0.23		$0.81		$0.61
Unrealized derivative (gains) losses (1)	0.01		—		(0.02)		(0.04)
Unrealized foreign currency transaction (gains) losses (2)	0.06		(0.02)		0.07		0.04
Disposition/acquisition (gains) losses	(0.51)	(3)	—		(0.51)	(4)	(0.03)	(5)
Impairment losses	0.08	(6)	0.18	(7)	0.34	(8)	0.23	(9)
Loss on extinguishment of debt	0.06	(10)	—		0.20	(11)	0.20	(12)
Adjusted earnings per share	$0.37		$0.39		$0.89		$1.01
_____________________________

(1)
Unrealized derivative (gains) losses were net of income tax per share of $0.00 and $(0.01) in the three months ended September 30, 2014 and 2013, and of $(0.01) and $(0.03) in the nine months ended September 30, 2014 and 2013, respectively.

(2)
Unrealized foreign currency transaction (gains) losses were net of income tax per share of $0.03 and $(0.01) in the three months ended September 30, 2014 and 2013, and of $0.04 and $0.01 in the nine months ended September 30, 2014 and 2013, respectively.

(3)
Amount primarily relates to the gain from the sale of a noncontrolling interest in Masinloc of $283 million ($283 million, or $0.39 per share, net of income tax per share of $0.00), the gain from the sale of the UK wind projects of $78 million ($78 million, or $0.11 per share, net of income tax per share of $0.00), the tax benefit of $12 million ($0.02 per share) associated with the agreement executed in September 2014 to sell a noncontrolling interest in our Dominican Republic businesses, and the tax expense of $4 million ($0.01 per share) related to the Silver Ridge Power transaction.

(4)
Amount primarily relates to the gain from the sale of a noncontrolling interest in Masinloc of $283 million ($283 million, or $0.39 per share, net of income tax per share of $0.00), the gain from the sale of the UK wind projects of $78 million ($78 million, or $0.11 per share, net of income tax per share of $0.00), the tax benefit of $12 million ($0.02 per share) associated with the agreement executed in September 2014 to sell a noncontrolling interest in our Dominican Republic businesses, and the tax expense of $4 million ($0.01 per share) related to the Silver Ridge Power transaction.

(5)
Amount primarily relates to the gain from the sale of the remaining 20% interest in Cartagena of $20 million ($14 million, or $0.02 per share, net of income tax per share of $0.01), the gain from the sale of wind turbines for $3 million ($2 million, or $0.00 per share, net of income tax per share of $0.00), the gain from the sale of Trinidad for $3 million ($2 million, or $0.00 per share, net of income tax per share of $0.00) as well as the gain from the sale of Chengdu, an equity method investment in China of $3 million ($2 million, or $0.00 per share, net of income tax per share of $0.00).

(6)
Amount primarily relates to the other-than-temporary impairment of our equity method investment at Entek of $18 million ($12 million, or $0.02 per share, net of income tax per share of $0.01), the asset impairment at Ebute of $15 million ($23 million, or $0.03 per share, net of noncontrolling interest of $1 million and of income tax per share of $(0.01)), and a tax benefit of $25 million ($0.03 per share) associated with the previously recognized goodwill impairment at DPLER.

(7)
Amount primarily relates to other-than-temporary impairment of our equity method investment at Elsta of $122 million ($89 million, or $0.12 per share, net of income tax per share of $0.04). Amount also includes asset impairment at Itabo (San Lorenzo) of $15 million ($6 million, or $0.01 per share, net of noncontrolling interest of $8 million and of income tax per share of $0.00) as well as goodwill impairment at Ebute of $58 million ($43 million, or $0.06 per share, net of income tax per share of $0.02).

(8)
Amount primarily relates to the goodwill impairments at DPLER of $136 million ($117 million, or $0.16 per share, net of income tax per share of $0.03), and at Buffalo Gap of $18 million ($18 million, or $0.03 per share, net of income tax per share of $0.00), and asset impairments at Ebute of $67 million ($57 million, or $0.08 per share, net of noncontrolling interest of $3 million and of income tax per share of $0.01), at DPL of $12 million ($8 million, or $0.01 per share, net of income tax per share of $0.01), and at Newfield of $11 million ($6 million, or $0.00 per share, net of noncontrolling interest of $6 million and of income tax per share of $0.00) as well as the other-than-temporary impairments of our equity method investment at Silver Ridge Power of $42 million ($28 million, or $0.04 per share, net of income tax per share of $0.02) and at Entek of $18 million ($12 million, or $0.02 per share, net of income tax per share of $0.01).

(9)
Amount primarily relates to the other-than-temporary impairment of our equity method investment at Elsta in the Netherlands of $122 million ($89 million, or $0.12 per share, net of income tax per share of $0.04). Amount also includes the asset impairment at Beaver Valley of $46 million ($33 million, or $0.04 per share, net of income tax per share of $0.02), the asset impairment at Itabo (San Lorenzo) of $15 million ($6 million, or $0.01 per share, net of noncontrolling interest of $8 million and of income tax per share of $0.00) as well as the goodwill impairment at Ebute of $58 million ($43 million, or $0.06 per share, net of income tax per share of $0.02).

(10)
Amount primarily relates to the loss on early retirement of debt at the Parent Company of $43 million ($25 million, or $0.03 per share, net of income tax per share of $0.03), at UK wind projects of $18 million ($14 million, or $0.02 per share, net of income tax per share of $0.01) and at Gener of $6 million ($3 million, or $0.00 per share, net of noncontrolling interest of $2 million and of income tax per share of $0.00).

(11)
Amount primarily relates to the loss on early retirement of debt at the Parent Company of $188 million ($123 million, or $0.17 per share, net of income tax per share of $0.09), at UK wind projects of $18 million ($14 million, or $0.02 per share, net of income tax per share of $0.01) and at Gener of $8 million ($4 million, or $0.01 per share, net of noncontrolling interest of $2 million and of income tax per share of $0.00).

(12)
Amount primarily relates to the loss on early retirement of debt at the Parent Company of $165 million ($120 million, or $0.16 per share, net of income tax per share of $0.06) and at Masinloc of $43 million ($29 million, or $0.04 per share, net of noncontrolling interest of $3 million and of income tax per share of $0.01).

Operating Margin and Adjusted PTC Analysis
US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our US SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$222	$206	$16	8%	$500	$498	$2	—%
Noncontrolling Interests Adjustment	—	—			—	—
Derivatives Adjustment	5	2			14	2
Adjusted Operating Margin	$227	$208	$19	9%	514	500	$14	3%
Adjusted PTC	$156	$132	$24	18%	$311	$328	$(17)	5%
Operating Margin for the three months ended September 30, 2014 increased $16 million, or 8%. This performance was driven primarily by the following business and key operating drivers:

•
DPL in Ohio increased $14 million, primarily due to regulatory retail rate increases and reduced fuel and purchase power costs of $41 million, partially offset by decreased retail sales of $25 million resulting from customer switching and mild weather.

Adjusted Operating Margin increased $19 million for the US SBU due to the drivers above, excluding the impact of unrealized derivative gains and losses. AES owns 100% of its businesses in the US, so there is no adjustment for non-controlling interests within operating margin.
Adjusted PTC increased $24 million driven by $5 million at Buffalo Gap, due to an increase in the Company's share of earnings under the HLBV allocation of noncontrolling interest (See Note 1 — General and Summary of Significant Accounting Policies — Noncontrolling Interests included in Item 8. — Financial Statements and Supplementary Data in the Company's 2013 Form 10-K) as well as the increase of $19 million in Adjusted Operating Margin described above.

Operating Margin for the nine months ended September 30, 2014 increased $2 million, or 0.4%. This performance was driven primarily by the following businesses and key operating drivers:

•
US Generation increased by $32 million, primarily due to $11 million from increased availability as a result of fewer outages at Hawaii, $7 million relating to the implementation of the synchronous condensers to provide ancillary services in June 2013 and lower fixed costs at Southland, $8 million at Laurel Mountain due to increased market prices, and $8 million due to the September 2013 completion of the Tait energy storage project; and

•	IPL in Indiana increased $4 million driven by higher wholesale and retail margin of $13 million, partially offset by higher fixed costs and depreciation of $9 million.
These increases were partially offset by:

•
DPL decreased $34 million, primarily due to decreases of $31 million attributable to outages and lower gas availability, which resulted in higher purchased power and related costs to supply higher demand from cold weather during the first quarter and lower gains on unrealized derivatives of $13 million in the second quarter. The results above were partially offset by improvements in Q3 resulting from increased retail rates and lower fuel costs of $16 million.

Adjusted Operating Margin increased $14 million for the US SBU due to the drivers above, excluding the impact of unrealized derivative gains and losses. AES owns 100% of its businesses in the US, so there is no adjustment for non-controlling interests within operating margin.
Adjusted PTC decreased $17 million driven by net gains of $53 million recognized as a result of the early termination of the PPA and coal supply contract at Beaver Valley during the first quarter of 2013, partially offset by an increase in the Company's share of earnings under the HLBV allocation of noncontrolling interest at Buffalo Gap and Armenia Wind of $10 million, settlements at Laurel Mountain of $6 million, as well as the increase of $14 million in Adjusted Operating Margin described above.
Andes SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Andes SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$212	$134	$78	58%	$451	$416	$35	8%
Noncontrolling Interests Adjustment	53	29			109	100
Derivatives Adjustment	—	—			—	—
Adjusted Operating Margin	$159	$105	$54	51%	$342	$316	$26	8%
Adjusted PTC	$120	$109	$11	10%	$277	$278	$(1)	—%
Including the unfavorable impact of foreign currency translation and remeasurement of $3 million, operating margin for the three months ended September 30, 2014 increased $78 million, or 58%. This performance was driven primarily by the following businesses and key operating drivers:

•	Chivor in Colombia increased $55 million as higher inflows resulted in higher generation and spot sales of $44 million as well as higher rates of $6 million.

•	Gener in Chile increased $30 million due to higher coal and diesel availability of $19 million, and favorable contract and spot prices of $10 million in the SIC market.
This increase was offset by:

•
Argentina decreased $6 million driven by higher fixed costs of $9 million mainly caused by inflation, lower generation of $7 million, and unfavorable foreign exchange rate impact of $4 million, partially offset by higher rates of $16 million related to the Resolution 529 adjustment.

Adjusted Operating Margin increased $54 million for the year due to the drivers above, adjusted for the impact of noncontrolling interests. AES owns 71% of Gener and Chivor and 100% of AES Argentina.
Adjusted PTC increased $11 million, driven by the increase of $54 million in Adjusted Operating Margin described above, partially offset by a non-recurring benefit of $20 million from FONINVEMEM III interest income on receivables in 2013 in Argentina and lower equity in earnings at Guacolda in Chile of $12 million.
Including the unfavorable impact of foreign currency translation and remeasurement of $7 million, operating margin for the nine months ended September 30, 2014 increased $35 million, or 8%. This performance was driven primarily by the following businesses and key operating drivers:

•	Chivor in Colombia increased $52 million largely driven by significantly higher generation of $51 million resulting in higher spot and contract sales and ancillary services.
This increase was offset by:

•
Gener in Chile decreased $14 million, largely driven by a reduction of $29 million from lower contract prices, spot prices in the SADI and lower Energy Plus margin and lower availability of $6 million; partially offset by the contribution of $10 million from Ventanas IV, which commenced operations in March 2013, and lower fixed costs from lower maintenance and salaries of $10 million.

•	Argentina decreased $4 million driven by higher fixed costs of $25 million driven by higher inflation; partially offset by higher rates of $21 million as a result of the impact of Resolution 529.
Adjusted Operating Margin increased $26 million for the year due to the drivers above, adjusted for the impact of noncontrolling interests. AES owns 71% of Gener and Chivor and 100% of AES Argentina.
Adjusted PTC decreased $1 million, driven by the increase of $26 million in Adjusted Operating Margin described above, primarily offset by a non-recurring benefit in 2013 from FONINVEMEM III interest income on receivables as discussed above.
Brazil SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Brazil SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$44	$306	$(262)	-86%	$635	$822	$(187)	-23%
Noncontrolling Interests Adjustment	29	208			453	580
Derivatives Adjustment	—	—			—	—
Adjusted Operating Margin	$15	$98	$(83)	-85%	$182	$242	$(60)	-25%
Adjusted PTC	$—	$84	$(84)	-100%	$184	$204	$(20)	10%
Operating Margin for the three months ended September 30, 2014 decreased $262 million, or 86%. This performance was driven primarily by the following businesses and key operating drivers:

•	Tietê decreased $202 million, due to lower hydrology which led to lower generation and an increase in energy purchases at higher prices;

•
Eletropaulo decreased $29 million due to higher fixed costs of $39 million, including higher payroll and pension expense, partially offset by $15 million of higher rates as a result of the July 2014 tariff adjustment; and

•	Sul decreased by $26 million driven by lower volume and higher fixed costs.
Adjusted Operating Margin decreased $83 million primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests. AES owns 16% of Eletropaulo, 46% of Uruguaiana, 100% of Sul and 24% of Tietê.
Adjusted PTC decreased $84 million, due to the decrease of $83 million in Adjusted Operating Margin as described above.
Including the unfavorable impact of foreign currency translation of $83 million, operating margin for the nine months ended September 30, 2014 decreased $187 million, or 23%. This performance was driven primarily by the following businesses and key operating drivers:

•
Tietê decreased $129 million, driven by unfavorable foreign exchange rates of $61 million and the net impact of $61 million of lower hydrology which led to lower generation and an increase in energy purchases at higher prices, partially offset by higher spot sales in first half of 2014 due to lower contracted volumes of energy sold;

•
Uruguaiana decreased $48 million, as a result of the extinguishment of a liability based on a favorable arbitration decision of $53 million in the second quarter of 2013, partially offset by higher generation in 2014 during the period of temporary restart of operations;

•
Eletropaulo decreased $5 million, driven by higher fixed costs and depreciation of $103 million and unfavorable foreign exchange rates of $16 million, partially offset by higher tariffs and volume of $114 million; and

•
Sul decreased $3 million, due to higher fixed cost and depreciation expense of $14 million mainly driven by storm related maintenance costs, lower rates of $10 million due to the April 2013 tariff reset, and unfavorable foreign exchange rates of $4 million, partially offset by higher volume of $26 million.

Adjusted Operating Margin decreased $60 million primarily due to the drivers discussed above, adjusted for the impact of non-controlling interests. AES owns 16% of Eletropaulo, 46% of Uruguaiana, 100% of Sul and 24% of Tietê.

Adjusted PTC decreased $20 million, driven by the decrease of $60 million in Adjusted Operating Margin described above and higher interest rates and debt, partially offset by the reversal of a loss contingency resulting from a change in estimate related to interest expense of $47 million at Sul that is no longer considered probable.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our MCAC SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$176	$143	$33	23%	$411	$397	$14	4%
Noncontrolling Interests Adjustment	20	14			30	45
Derivatives Adjustment	—	—			(2)	(1)
Adjusted Operating Margin	$156	$129	$27	21%	$379	$351	$28	8%
Adjusted PTC	$124	$96	$28	29%	$284	$256	$28	11%
Including the unfavorable impact of currency translation of $1 million, operating margin for the three months ended September 30, 2014 increased $33 million, or 23%. This performance was driven primarily by the following businesses and key operating drivers:

•
Dominican Republic increased $23 million, mainly related to the favorable impact of rates of $29 million due to lower fuel prices, higher PPA prices, and higher prices of gas sales to third parties; and

•	Panama increased $12 million, driven by compensation from the government of Panama of $13 million related to spot purchases driven by dry hydrological conditions.
Adjusted Operating Margin increased $27 million due to the drivers above, adjusted for the impact of noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 89.8% of Changuinola and 49% of its other generation facilities in Panama, 100% of Andres and Los Mina, 50% of Itabo in the Dominican Republic, and a weighted average of 75% of its businesses in El Salvador.
Adjusted PTC increased $28 million, driven by the increase of $27 million in Adjusted Operating Margin as described above.
Including the unfavorable impact of currency translation of $4 million, operating margin for the nine months ended September 30, 2014 increased $14 million, or 4%. This performance was driven primarily by the following businesses and key operating drivers:

•
Dominican Republic increased $59 million, mainly related to lower fuel costs of $31 million and higher PPA prices of $12 million, higher availability of $20 million and related lower maintenance expenses of $8 million, partially offset by lower gas sales to third parties of $11 million.

This increase was partially offset by:

•
Panama decreased $27 million, driven by dry hydrological conditions, which resulted in lower generation and higher energy purchases of $51 million and the Esti tunnel settlement agreement received during 2013 of $31 million, partially offset by compensation from the government of Panama of $36 million related to spot purchases from dry hydrological conditions, as well as lower fixed and other costs during 2014 of $17 million; and

•	El Salvador decreased $15 million, due primarily to a one-time unfavorable adjustment to unbilled revenue, as well as higher energy losses and other fixed costs.
Adjusted Operating Margin increased $28 million due to the drivers above, adjusted for the impact of noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 89.8% of Changuinola and 49% of its other generation facilities in Panama, 100% of Andres and Los Mina, 50% of Itabo in the Dominican Republic, and a weighted average of 75% of its businesses in El Salvador.
Adjusted PTC increased $28 million, driven by the increase of $28 million in Adjusted Operating Margin described above.

EMEA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our EMEA SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$94	$85	$9	11%	$304	$285	$19	7%
Noncontrolling Interests Adjustment	7	6			18	17
Derivatives Adjustment	4	—			—	—
Adjusted Operating Margin	$91	$79	$12	15%	$286	$268	$18	7%
Adjusted PTC	$79	$66	$13	20%	$267	$234	$33	14%
Operating Margin for the three months ended September 30, 2014 increased $9 million, or 11%. This performance was driven primarily by the following businesses and key operating drivers:

•	Jordan increased $8 million as the IPP4 Jordan plant commenced operations in July 2014;

•	Maritza in Bulgaria increased $8 million, driven by better availability of $5 million related to timing of scheduled outages and lower depreciation of $3 million; and

•	Ebute in Nigeria increased $6 million primarily due to fewer outages of $2 million and lower depreciation of $2 million.
These increases were partially offset by:

•	Kilroot in the United Kingdom (U.K.) decreased $17 million driven by lower dispatch and rates of $14 million.
Adjusted Operating Margin increased $12 million due to the drivers above adjusted for noncontrolling interests and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $13 million, as a result of the increase of $12 million in Adjusted Operating Margin described above.
Including the unfavorable impact of foreign currency translation of $1 million, operating margin for the nine months ended September 30, 2014 increased $19 million, or 7%. This performance was driven primarily by the following businesses and key operating drivers:

•	Jordan increased $8 million as the IPP4 Jordan plant commenced operations in July 2014;

•	Ebute increased $7 million due to fewer outages of $6 million and lower depreciation;

•	Kazakhstan increased $6 million driven by higher generation volumes and rates of $19 million, partially offset by unfavorable foreign exchange impact of $8 million; and

•	Wind businesses in the U.K. increased $4 million, driven by higher contributions from Sixpenny Wood, Yelvertoft and Drone Hill, which were sold in August 2014.
These results were partially offset by:

•
Kilroot decreased $10 million, driven by lower dispatch and higher outages of $19 million, partially offset by higher rates of $11 million, including income from energy price hedges, and favorable foreign exchange impact.

Adjusted Operating Margin increased $18 million due to the drivers above adjusted for non-controlling interests and excluding unrealized gains and losses on derivatives.
Adjusted PTC increased $33 million, driven primarily by the increase of $18 million in Adjusted Operating Margin, as well as a reversal of a liability of $18 million in Kazakhstan from the expiration of a statute of limitations for the Republic of Kazakhstan to claim payment from AES, partially offset by lower earnings from Turkey.
Asia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Asia SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	($’s in millions)
Operating Margin	$12	$38	$(26)	-68%	$49	$121	$(72)	-60%
Noncontrolling Interests Adjustment	9	2			10	7
Derivatives Adjustment	—	—			—	—
Adjusted Operating Margin	$3	$36	$(33)	-92%	$39	$114	$(75)	-66%
Adjusted PTC	$2	$30	$(28)	-93%	$33	$101	$(68)	67%

Operating margin for the three months ended September 30, 2014 decreased by $26 million, or 68%. This performance was driven primarily by the following businesses and key operating drivers:

•	Masinloc in the Philippines decreased by $23 million driven by lower plant availability and related maintenance of $18 million; and

•	Kelanitissa in Sri Lanka decreased by $6 million driven by the step down in the contracted PPA price and higher outages and maintenance costs.
Adjusted Operating Margin decreased by $33 million due to the drivers above adjusted for the impact of non-controlling interests. AES owns 51% of Masinloc after the sell-down in mid-July 2014, and 90% of Kelanitissa. In the comparative period in 2013, AES owned 92% of Masinloc.
Adjusted PTC decreased by $28 million, driven by the decrease of $33 million in Adjusted Operating Margin described above, partially offset by the impact of lower proportional interest expense at Masinloc, and OPGC higher equity earnings.
Operating margin for the nine months ended September 30, 2014 decreased by $72 million, or 60%. This performance was driven primarily by the following businesses and key operating drivers:

•
Masinloc in the Philippines decreased by $64 million, driven by $33 million due to lower plant availability, an unfavorable impact of $15 million resulting from the market operator's adjustment in the first quarter of 2014 to retrospectively recalculate energy prices related to an unprecedented increase in spot energy prices in November and December 2013, higher fixed costs of $5 million primarily due to maintenance, and net impact of higher contract demand at lower prices and lower spot sales of $4 million; and

•	Kelanitissa in Sri Lanka decreased by $16 million driven by the step down in the contracted PPA price.
Adjusted Operating Margin decreased by $75 million due to the drivers above adjusted for the impact of non-controlling interests. AES owns 51% of Masinloc after the sell-down in mid-July 2014, and 90% of Kelanitissa. In the comparative period in 2013, AES owned 92% of Masinloc.
Adjusted PTC decreased by $68 million, driven by the decrease of $75 million in Adjusted Operating Margin described above, partially offset by the impact of lower proportional interest expense at Masinloc and gains on foreign currency.
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
Regulatory
Ohio—As noted in Item 1. — Business — US SBU — Dayton Power & Light Company of the 2013 Form 10-K, an order was issued by the Public Utilities Commission of Ohio ("PUCO") in September 2013 (the “ESP Order”), which states that DP&L’s next ESP begins January 1, 2014 and extends through May 31, 2017.
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
On June 4, 2014, the PUCO issued a fourth entry on rehearing which reinstated the deadline by which DP&L must divest its generation assets to January 1, 2017. The Ohio Consumer's Counsel filed an application for rehearing on this Order, which was denied by the PUCO. On June 30, 2014, several intervening parties filed a joint motion to stay collection of the Service Stability Rider while appeals are pending. This motion to stay was denied by the PUCO. The Industrial Energy Users of Ohio and the Ohio Consumer's Counsel filed Notices of Appeal of various aspects of the ESP Order and Entries on Rehearing to the Ohio Supreme Court on August 29, 2014 and September 22, 2014, respectively. On September 19, 2014, DP&L filed a Notice of Cross-appeal of the accelerated phase-in of the competitive bidding structure.

In accordance with the ESP Order, on December 30, 2013, DP&L filed an application with the PUCO stating its plan to transfer or sell its generation assets on or before May 31, 2017. DP&L amended its application on February 25, 2014 and again on May 23, 2014. On September 17, 2014, the PUCO issued a Finding and Order in which it approved of DP&L’s plan to separate its generation assets with minor modifications. Specifically, DP&L’s request to defer costs associated with the Ohio Valley Electric Corporation (OVEC) which are not currently being recovered through existing rates was denied, and DP&L was ordered to transfer environmental liabilities with the generation assets. See Item 1. — Business — United States SBU — Dayton Power & Light Company of the 2013 Form 10-K for further details of the ESP order and the filing to separate generation.
Philippines—In November and December 2013, the Philippines spot market witnessed an unprecedented price spike compared to historical levels. On March 11, 2014, Energy Regulatory Commission ("ERC") declared the market prices from this period void and ordered the market operator to recalculate the prices for all market participants for November and December 2013 billing months. The recalculation of prices based on the load weighted average prices for the first nine months of 2013 resulted in an unfavorable adjustment of approximately $15 million to Masinloc spot sales. The ERC’s review of the motions for reconsideration filed by market participants including Masinloc is on-going. A secondary price cap was established for May and June 2014 and has been extended to December, as a temporary measure to mitigate spot price impacts in the market. As of this time the measure has not had a material impact on our business in the Philippines. However, if similar measures are implemented on a permanent basis, the impact could be material.
Dominican Republic— In August 2014, the Superintendence of Electricity (Sectoral Regulatory Body of the Electricity Sector), modified the rules for offering primary frequency regulation service, an ancillary service item. The former rules allocated the service to generators based on merit order and those which were the most flexible and could enter the system quickly generally satisfied the supply requirement. The new rule assigns a mandatory minimum margin to all generators which must be provided by own source or through bilateral contracts with other generators who can offer the service, and any additional supply requirement must be allocated using the merit order process. As the AES businesses, Andres and Los Mina, were lower in the merit order they received a majority of the allocation under the former rules. The lower allocation of this service to these units under the new rules will have an impact of lowering the margin from frequency regulation which will be partially offset by higher energy dispatch.
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
In Brazil, the system operator controls all hydroelectric generation dispatch and reservoir levels, and there is a mechanism called MRE (Energy Reallocation Mechanism) created to share hydrological risk across all generators. If the system of hydroelectric generation facilities generates less than the assured energy of the system, the shortfall is shared among generators, and depending on a generator's contract level, is fulfilled with spot market purchases. We expect the system operator in Brazil to pursue a more conservative reservoir management strategy going forward, including the dispatch of up to 16 GW of thermal generation capacity, which could result in lower dispatch of hydroelectric generation facilities and electricity prices at high levels. During the first and second quarters of 2014, AES Tietê benefited from lower contract levels and captured spot sales at favorable prices. However, AES Tietê has higher contract obligations in the second half of 2014 and has needed to fulfill some of these obligations with spot purchases, so they will be sensitive to generation output and spot prices for electricity during this period. Finally, if dry conditions persist in Brazil throughout 2014 and into the next rainy season, from December 2014 to April 2015, there is a risk that the government of Brazil could implement a rationing program in 2015, which could have a material adverse impact on our results of operations and cash flows.
In Panama, dry hydrological conditions continue to reduce generation output from hydroelectric facilities and have increased spot prices for electricity. From March to June 2014, the government of Panama implemented certain energy saving measures designed to reduce demand for electricity during the peak hours by approximately 300 MW, which contributed to water savings in the key hydroelectric dams and lower spot prices. AES Panama has had to purchase energy on the spot market to fulfill its contract obligations when its generation output is below its contract levels, and we expect this trend to continue for the remainder of the year. As authorized on March 31, 2014, the government of Panama agreed to reduce the financial impact of spot electricity purchases and transmission constraints equivalent to a 70MW reduction in contracted capacity for the period

2014-2016 by compensating AES Panama for spot purchases up to $40 million in 2014, $30 million in 2015 and $30 million in 2016. Compensation payments recognized through September 30, 2014 were $36 million, of which $12 million are pending to be collected. AES owns 49% of AES Panama. Additionally, as part of our strategy to reduce our reliance on hydrology, AES Panama acquired a 72MW power barge for $26 million, financed with non-recourse debt, in September 2014, which we expect to become operational in the first quarter of 2015.
Taxes
Chilean Tax Reform
On September 29, 2014, the Chilean government enacted comprehensive tax reforms which introduced significant changes to corporate income tax rates, modification of the shareholder level income tax beginning in 2017, and new “green taxes” primarily over CO2 emissions also beginning in 2017. See Note 17 — Income Taxes in Part I. Item 1. — Financial Statements of this Form 10-Q for further information.
Macroeconomic and Political
During the past few years, economic conditions in some countries where our subsidiaries conduct business have deteriorated. Global economic conditions remain volatile and could have an adverse impact on our businesses in the event these recent trends continue.
Argentina — In Argentina, economic conditions are deteriorating, as measured by indicators such as non-receding inflation, diminishing foreign reserves, the potential for continued devaluation of the local currency, and a decline in economic growth. Many of these economic conditions in conjunction with the restrictions to freely access the foreign exchange currency established by the Argentine Government since 2012, have contributed to the development of a limited parallel unofficial foreign exchange market that is less favorable than the official exchange. At September 30, 2014, all transactions at our businesses in Argentina were translated using the official exchange rate published by the Argentine Central Bank. See Note 6 — Financing Receivables in Part I Item 1. — Financial Statements of this Form 10-Q for further information on the long-term receivables. Although our businesses in Argentina have been able to access foreign currency for parts, equipment and fuel purchases and debt payments when needed, a further weakening of the Argentine Peso and local economic activity could cause significant volatility in our results of operations, cash flows, the ability to pay dividends to the Parent Company, and the value of our assets.
Argentina defaulted on its public debt in 2001, when it stopped making payments on about $100 billion amid a deep economic crisis. In 2005 and 2010, Argentina restructured its defaulted bonds into new securities valued at about 33 cents on the dollar. Between the two transactions, 93% of the bondholders agreed to exchange their defaulted bonds for new bonds. The remaining 7% did not accept the restructured deal. Since then, a certain group of the “hold-out” bondholders have been in judicial proceedings with Argentina regarding payment. More recently, the United States District Court ruled that Argentina would need to make payment to such hold-out bondholders according to the original applicable terms. Despite intense negotiations with the hold-out bondholders through the U.S. District Court appointed Special Master, on July 30, 2014 the parties failed to reach a settlement agreement and consequently (as referred by S&P and Fitch ratings) Argentina fell into a selective default resulting from failure to make interest payments on its Discount Bonds maturing in December 2033. Although this situation remains unresolved, it has not caused any significant changes that impact our current exposures other than those that are discussed above in regards to the macroeconomics within the country.
Bulgaria—Our investments in Bulgaria rely on offtaker contracts with NEK, the state-owned electricity public supplier and energy trading company. Maritza, a lignite-fired generation facility, has experienced ongoing delays in the collection of outstanding receivables as a result of liquidity issues faced by NEK. In November 2013, Maritza and NEK signed a rescheduling agreement for the overdue receivables as of November 12, 2013. Under the terms of the agreement, NEK paid $70 million of the overdue receivables and agreed to pay the remaining receivables in 13 equal monthly installments beginning December 2013. NEK has made payments according to the schedule through September 2014. As of September 30, 2014, Maritza had outstanding receivables of $226 million, representing $50 million of current receivables, $14 million of the rescheduled receivables not yet due, $74 million of receivables overdue by less than 90 days and $88 million of receivables overdue by more than 90 days. On July 31, 2014 Maritza entered into a tripartite agreement with NEK and Mini Maritza Iztok EAD (MMI), our fuel supplier, which reduced Maritza's outstanding receivables from NEK by $17 million through an offset of payables due by Maritza to MMI. Additionally, NEK has agreed to four additional monthly installments totaling $28 million to be paid equally from August to November, 2014. Although Maritza continued to collect overdue receivables during the third quarter of 2014 and thereafter, there continue to be risks associated with collections, which could result in a write-off of the remaining receivables and/or liquidity problems which could impact Maritza's ability to meet its obligations, if the situation around collections were to deteriorate significantly.
In May and June 2014, Bulgaria’s State Energy and Water Regulatory Commission (SEWRC) issued decisions precluding the ability of NEK to pass-through to the regulated market certain costs incurred by NEK pursuant to the PPA with Maritza, which further impacted NEK's liquidity and its ability to make payments under the PPA. SEWRC also instructed NEK and Maritza to begin negotiating amendments to the PPA, including taking one of Maritza’s units out of the PPA and reducing the price of the remaining unit’s output by 30%. However, SEWRC confirmed that until such negotiations conclude, the PPA is in full force and effect and NEK has not objected to Maritza's invoices. Maritza has filed appeals and requests for suspension of these SEWRC decisions with the Supreme Administrative Court in Bulgaria with the first hearing scheduled for the beginning of 2015. In addition, SEWRC announced that it has asked the Directorate-General for Competition of the European Commission (DG Comp) to review NEK's respective PPAs with Maritza and a separate generator pursuant to European state aid rules, and to suspend the PPAs pending the completion of that review. DG Comp has not contacted Maritza about the SEWRC's request to date.
On July 24, 2014, the Government of Bulgaria formally resigned and the Caretaker Government was appointed by the President. Preliminary Parliamentary Elections were held on October 5, 2014. Eight political parties were elected and are currently discussing the formation of a new government which is expected to allow the negotiations to continue in a productive manner. Meanwhile the Caretaker Government requested and received the resignations of the former Chairman and two commissioners of the Regulator. The new leadership approved an end-consumer energy price increase of approximately 10% effective October 1, 2014, which is expected to slightly improve NEK's liquidity. The Caretaker Government also established an Energy Board, which is consultative body comprised of members who have an interest in the energy sector, with the objective to discuss and propose measures to be taken for stabilization of the energy sector. Maritza is a member of the Energy Board.
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
Maritza will take all actions necessary to protect its interests, whether through negotiated agreement with NEK or through enforcement of its rights under the PPA. In addition, if necessary, Maritza will defend the PPA in any assessment or proceeding that may be initiated by DG Comp in response to SEWRC's request. As such, as of September 30, 2014, we concluded there is no indicator of an impairment of the long-lived assets in Bulgaria for Maritza, which were $1.3 billion and total debt of $720 million, and Kavarna, which were $256 million and total debt of $176 million. Therefore, management believes the carrying amount of the asset group is recoverable as of September 30, 2014.
Puerto Rico— Our subsidiary in Puerto Rico has a long-term PPA with the Puerto Rico Electric Power Authority (“PREPA”), a state-owned entity that supplies virtually all of the electric power consumed in the Commonwealth and generates, transmits and distributes electricity to 1.5 million customers. As a result of macroeconomic challenges in the country, including a seven-year recession, PREPA faces economic challenges including, but not limited to reliance on high cost fuel oil, decline in electricity sales, high customer power rates, high operating costs, past due accounts receivables from government institutions, and very low liquidity along with challenges obtaining financing due to the recent downgrades, and has struggled to honor its payment obligations to electricity generators on a timely basis. AES Puerto Rico's receivables balance as of September 30, 2014 is $95 million, of which $33 million is overdue and days sales outstanding from PREPA has deteriorated, which has caused our business to start to be delayed in our payments to suppliers. Subsequent to September 30, 2014, overdue receivables of $30 million have been collected.
In February 2014, all agencies downgraded the Commonwealth of Puerto Rico and it's public sector companies (PREPA included) to below investment grade. On June 28, 2014, the Governor of Puerto Rico signed into law the Recovery Act, which allows public corporations to adjust their debts in the interest of all creditors, and establishes procedures for the orderly enforcement. With the recent passing of the Recovery Act, the ratings were further reduced. The downgrade on PREPA has had a direct impact on AES Puerto Rico's bonds, except for Moody's which rates the bonds above the state-owned corporation given AES Puerto Rico is the lowest cost producer of electricity. We believe that AES Puerto Rico’s unique position as the lowest cost energy producer and cost-effective alternative for PREPA relative to fuel oil generated power, positions the business well and reduces the probability of negative impacts from a potential PREPA restructuring process. However there can be no assurance as to the final terms of any restructuring or potential impacts on AES Puerto Rico.
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
Our Puerto Rico business will take all actions necessary to protect its interests, whether through negotiated agreement with PREPA or through enforcement of its rights under the PPA. In October 2014, the Parent Company reached an agreement with an investor in AES Puerto Rico's preferred shares to retire the investment at a fixed redemption value of $52 million. The redemption is expected to be completed by the end of 2014. As the events pertaining to the Recovery Act continue to unfold, we concluded that there is no indicator of an impairment of the long-lived assets in Puerto Rico, which were $635 million and total debt of $594 million. Therefore, management believes the carrying amount of the asset group is recoverable as of September 30, 2014.
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
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company expenses environmental regulation compliance costs as incurred unless the underlying expenditure qualifies for capitalization under its property, plant and equipment policies. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential greenhouse gas (“GHG”) legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts) and certain air emissions, such as sulfur dioxide (SO2), nitrogen oxides (NOx), particulate matter (PM)and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A. - Risk Factors, “Our businesses are subject to stringent environmental laws and regulations,” “Our businesses are subject to enforcement initiatives from environmental regulatory agencies,” and “Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows” set forth in the Company’s Form 10-K for the year ended December 31, 2013. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in Item 1. - Business - Regulatory Matters - Environmental and Land Use Regulations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends and Uncertainties - Regulatory - Environmental of the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014.
Tax on Carbon and Other Emissions in Chile
In September 2014, the government of Chile enacted a carbon tax of $5.00 per ton of CO2, as well as taxes on emissions of PM, SO2 and NOx. The amount of the annual tax on PM, SO2 and NOx depends on volume and geographic location of the emissions, among other factors. This tax will be paid annually for the emissions in the previous year, beginning in 2018 for emissions in 2017. The financial impact to the Company of these taxes could be material in future periods.

Update on Environmental Wastewater Requirements
As discussed in Item 1. Business - United States Environmental and Land Use Regulations - Water Discharges in the Company's Form 10-K for the year ended December 31, 2013, DP&L is appealing various aspects of a National Pollutant Discharge Elimination System (“NPDES”) permit for J.M. Stuart Station issued by the Ohio EPA. NPDES permits regulate specific industrial wastewater and storm water discharges into a water of the United States under the U.S. Clean Water Act. It is believed that compliance with the permit as written will require capital expenses that will be material to DP&L. The cost of compliance and the timing of such costs is uncertain and may vary considerably depending on a compliance plan that would need to be developed, the type of capital projects that may be necessary, and the uncertainties that may arise in the likely event that permits and approvals from other governmental entities would likely be required to construct and operate any such capital project. DP&L has appealed various aspects of the final permit to the Environmental Review Appeals Commission and a hearing has been scheduled for March 2015. The compliance schedule in the final permit has been modified to accommodate the timing of the hearing. The outcome of such appeal is uncertain.
Also as discussed in Item 1. Business - United States Environmental and Land Use Regulations - Water Discharges in the Company's Form 10-K for the year ended December 31, 2013, the Indiana Department of Environmental Management (“IDEM”) issued NPDES permits to the IPL Petersburg, Harding Street, and Eagle Valley generating stations, which became effective in October 2012. These permits set new water quality-based levels of acceptable metal effluent water discharges for the Petersburg and Harding Street facilities, as well as monitoring and other requirements designed to protect aquatic life, with full compliance with the new metal effluent limitations required by October 2015. IPL received an extension to the compliance deadline through September 2017 for IPL’s Harding Street and Petersburg facilities through agreed orders with IDEM. IPL conducted studies to determine what operational changes and/or additional equipment will be required to comply with the new limitations. On August 15, 2014, IPL announced its intent to file plans with the IURC to refuel Unit 7 at Harding Street from coal-fired to natural gas. This conversion is part of IPL's overall wastewater compliance plan for its power plants. On October 16, 2014, IPL filed its wastewater compliance plans with the IURC. IPL is seeking approval for a Certificate of Public Convenience and Necessity (CPCN) to install and operate wastewater treatment technologies at its Petersburg and Harding Street plants. If approved, IPL will invest $332 million in these projects to ensure compliance with the wastewater treatment requirements by 2017. IPL expects to recover through its environmental rate adjustment mechanism, operating or capital expenditures related to compliance with these NPDES permit requirements. Recovery of these costs is sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding; however, there can be no assurances that IPL will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of these permit requirements on our consolidated results of operations, cash flows, or financial condition, but it is expected to be material.

Capital Resources and Liquidity
Overview
As of September 30, 2014, the Company had unrestricted cash and cash equivalents of $1.7 billion, of which $229 million was held at the Parent Company and qualified holding companies. The Company had $686 million in short term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $967 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.7 billion and $5.3 billion, respectively. Of the approximately $2.3 billion of our current non-recourse debt, $1.4 billion was presented as such because it is due in the next twelve months and $0.9 billion relates to debt considered in default due to covenant violations. We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates or through opportunistic refinancing activity or some combination thereof.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material un-hedged exposure to variable interest rate debt relates to indebtedness under its senior secured credit facility and floating rate senior unsecured notes due 2019. On a consolidated basis, of the Company’s $15.7 billion of total non-recourse debt outstanding as of September 30, 2014, approximately $4.1 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2014, the Parent Company had provided outstanding financial and performance-related guarantees, indemnities or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $1.0 billion in aggregate (excluding those collateralized by letters of credit and other obligations discussed below).
As a result of the Parent Company’s below investment grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2014, we had $1 million in letters of credit outstanding, provided under our senior secured credit facility, and $97 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities and business operations. During the quarter ended September 30, 2014, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts.
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
As of September 30, 2014, the Company had approximately $246 million and $24 million of accounts receivable related to certain of its generation businesses in Argentina and the Dominican Republic and its utility businesses in Brazil classified as “Noncurrent assets — other” and “Current assets — Accounts receivable,” respectively. The noncurrent portion primarily consists of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2014, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 6 — Financing Receivables included in Part I Item 1. — Financial Statements of this Form 10-Q and Item 1. — Business — Regulatory Matters — Argentina included in the 2013 Form 10-K for further information.
Consolidated Cash Flows
During the nine months ended September 30, 2014, cash and cash equivalents increased $28 million to $1.7 billion. The increase in cash and cash equivalents was due to $1.2 billion of cash provided by operating activities, $364 million of cash used in investing activities, $844 million of cash used in financing activities, an unfavorable effect of foreign currency exchange rates on cash of $55 million and a $75 million decrease in cash of discontinued and held-for-sale businesses.
Operating Activities — Net cash provided by operating activities decreased $824 million to $1.2 billion during the nine months ended September 30, 2014 compared to $2 billion during the nine months ended September 30, 2013. This performance was driven primarily by the following SBUs and key operating activities:

•	Brazil — a decrease of $505 million primarily at Eletropaulo and Sul due to higher prices of energy purchases as well as higher taxes;

•	MCAC — a decrease of $179 million at our generation businesses primarily due to higher working capital requirements; and

•	EMEA — a decrease of $94 million primarily due to higher working capital requirements.
Net cash provided by operating activities was $1.2 billion during the nine months ended September 30, 2014. Operating cash flow resulted primarily from the net income adjusted for non-cash items, principally depreciation and amortization, impairment expenses and loss on extinguishment of debt, partially offset by a net use of cash for operating activities of $1 billion in operating assets and liabilities. This net use of cash within operating activities of $1 billion was primarily due to the following:

•	an increase of $494 million in accounts receivable primarily related to higher sales at Eletropaulo, Sul and Alicura and lower collections at Maritza;

•	an increase of $439 million in other assets primarily related to increased regulatory assets at Eletropaulo and Sul resulting from higher priced energy purchases recoverable through future tariffs;

•	a decrease of $239 million in net income tax and other tax payables primarily related to payments of income taxes exceeding accruals for the 2014 tax liability; partially offset by

•
an increase of $319 million in other liabilities primarily related to an increase in regulatory liabilities at Eletropaulo and Sul partially offset by reduced pension contributions at IPL and payments for share-based compensation issuance tax and derivative termination at the Parent Company.

Net cash provided by operating activities was $2.0 billion during the nine months ended September 30, 2013. Operating cash flow resulted primarily from the net income adjusted for non-cash items, principally depreciation and amortization and loss on extinguishment of debt, partially offset by a net use of cash for operating activities of $255 million in operating assets and liabilities. This net use of cash within operating activities of $255 million was primarily due to:

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

Investing Activities — Net cash used in investing activities was $364 million during the nine months ended September 30, 2014 primarily attributable to the following:

•
Capital expenditures of $1.4 billion consisting of $789 million of growth capital expenditures and $600 million of maintenance and environmental capital expenditures. Growth capital expenditures included amounts at Gener of $303 million, Eletropaulo of $125 million, Mong Duong of $72 million, Jordan of $71 million, IPL of $61 million and Sul of $35 million. Maintenance and environmental capital expenditures included amounts at IPL of $178 million, Eletropaulo of $73 million, Tietê of $64 million, Gener of $50 million, DPL of $48 million and Sul of $41 million;

•
Acquisitions, net of cash acquired of $728 million consisted of an acquisition at Gener in the second quarter for the remaining 50% interest in our equity investment in Guacolda, of which 50% less one share was subsequently sold during the same quarter. See Note 7 — Investment in and Advances to Affiliates in Item 1. — Financial Statements of this Form 10-Q for further information; partially offset by

•
Proceeds from the sale of businesses of $1.7 billion including $730 million at Gener related to the sale of 50% less one share of our interest in Guacolda, $443 million for the sale of 45% of our equity interest in Masinloc, $179 million related to the the sale of AES’ interest in Silver Ridge Power’s assets in Bulgaria, France, Greece, India and the United States and $156 million from the sale of our business in Cameroon; and

•	Decreases in restricted cash, debt service reserves and other assets of $162 million including amounts at the Parent Company of $66 million, Maritza of $44 million and Alto Maipo of $37 million.
Net cash used in investing activities was $1.3 billion during the nine months ended September 30, 2013. This was primarily attributable to the following:

•
Capital expenditures of $1.3 billion consisting of $690 million of growth capital expenditures and $640 million of maintenance and environmental capital expenditures. Growth capital expenditures included amounts at Eletropaulo of $188 million, Gener of $166 million, Jordan of $95 million, Sul of $57 million, DPL of $28 million, Mong Duong of $27 million, Yelvertoft of $20 million, Kribi of $17 million and Altai of $16 million. Maintenance and environmental capital expenditures included amounts at IPL of $164 million, Eletropaulo of $103 million, DPL of $63 million, Gener of $61 million, Tietê of $53 million, Sul of $50 million, Altai of $21 million and Itabo of $15 million;

•	Purchase of short-term investments, net of sales of $263 million including amounts at Eletropaulo of $212 million, Sul of $32 million and Tietê of $29 million; partially offset by

•
Proceeds from the sale of business, net of cash sold of $167 million including $113 million for the sale of the Ukraine businesses, $31 million for the sale of our 10% equity interest in Trinidad and $24 million for the sale of our remaining interest in Cartagena.

Net cash used in investing activities decreased $903 million to $364 million during the nine months ended September 30, 2014 compared to net cash used in investing activities of $1.3 billion during the nine months ended September 30, 2013. This net decrease was due to an increase in proceeds from the sale of business, net of cash sold of $1.5 billion, a decrease in purchases of short-term investments, net of sales of $212 million, partially offset by an increase in acquisitions of $725 million.
Financing Activities — Net cash used in financing activities was $844 million during the nine months ended September 30, 2014. This was primarily attributable to the following:

•
Repayments of recourse and non-recourse debt of $3.7 billion including amounts at the Parent Company of $2 billion, Gener of $905 million, Tietê of $132 million, Maritza of $65 million, Shady Point of $52 million, Puerto Rico of $51 million and $114 million related to the UK Wind sale;

•	Distributions to noncontrolling interests of $377 million including amounts at Tietê of $188 million, Brasiliana Energia of $65 million, Gener of $35 million and Buffalo Gap of $33 million;

•	Payments for financed capital expenditures of $360 million primarily at Mong Duong of $272 million; partially offset by

•
Issuances of recourse and non-recourse debt of $3.8 billion including new issuances at the Parent Company of $1.5 billion, Gener of $700 million, Mong Duong of $298 million, Eletropaulo of $253 million, Cochrane of $173 million, IPL of $130 million and Tietê of $129 million.

Net cash used in financing activities was $635 million during the nine months ended September 30, 2013. This was primarily attributable to the following:

•
Repayments of recourse and non-recourse debt of $3.5 billion included amounts at the Parent Company of $1.2 billion, Masinloc of $546 million, DPL of $425 million, Tietê of $396 million, El Salvador of $301 million, IPL of $110 million, Warrior Run of $93 million, Puerto Rico of $65 million, Maritza of $57 million, Sonel of $46 million and Sul of $40 million;

•
Payments for financed capital expenditures of $436 million, primarily at Mong Duong for payments to the contractors which took place more than three months after the associated equipment was purchased or work performed;

•	Distributions to noncontrolling interests of $385 million included amounts at Tietê of $154 million, Brasiliana Energia of $96 million, Gener of $39 million and Buffalo Gap of $19 million;

•
Payments for financing fees of $148 million included amounts at Cochrane of $42 million, Eletropaulo of $25 million, Mong Duong of $20 million and the Parent Company of $17 million; partially offset by

•
Issuances of recourse and non-recourse debt of $3.8 billion, including amounts at the Parent Company for $750 million, DPL of $645 million, Masinloc of $500 million, Tietê of $496 million, Mong Duong of $339 million, El Salvador of $310 million, IPL of $170 million, Sul of $150 million, Jordan of $138 million, Cochrane of $120 million, Warrior Run of $74 million and Kribi of $63 million; and

•	Contributions from noncontrolling interests of $157 million including amounts at Mong Duong of $55 million, Alto Maipo of $50 million and Cochrane of $34 million.
Net cash used in financing activities increased $209 million to $844 million during the nine months ended September 30, 2014 compared to net cash used in financing activities of $635 million during the nine months ended September 30, 2013. This net increase was primarily due to an increase in the repayments of recourse and non-recourse debt of $162 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Calculation of Maintenance Capital Expenditures for Free Cash Flow Reconciliation Below:
Maintenance Capital Expenditures	$169	$166	$458	$526
Environmental Capital Expenditures	62	72	172	145
Growth Capital Expenditures	298	405	1,119	1,095
Total Capital Expenditures	$529	$643	$1,749	$1,766
Consolidated
Net cash provided by operating activities	$763	$855	$1,216	$2,040
Less: Maintenance Capital Expenditures, net of reinsurance proceeds	169	166	458	526
Less: Non-recoverable Environmental Capital Expenditures	16	22	52	69
Free Cash Flow	$578	$667	$706	$1,445
Reconciliation of Proportional Operating Cash Flow
Net cash provided by operating activities	$763	$855	$1,216	$2,040
Less: Proportional Adjustment Factor (1)	208	327	251	694
Proportional Operating Cash Flow	$555	$528	$965	$1,346
Proportional
Proportional Operating Cash Flow	$555	$528	$965	$1,346
Less: Proportional Maintenance Capital Expenditures, net of reinsurance proceeds (1)	116	114	322	372
Less: Proportional Non-recoverable Environmental Capital Expenditures (1)	12	17	39	51
Proportional Free Cash Flow	$427	$397	$604	$923
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
Proportional Free Cash Flow for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 increased $30 million, driven by higher Proportional Operating Cash Flow and lower Proportional Non-recoverable Environmental Capital Expenditures. This performance was driven primarily by increases from the following SBUs and key operating drivers:

•	US — driven by higher operating cash flow at the US Utilities driven by lower working capital requirements and higher earnings; and

•	Brazil — driven by Sul due to higher collections, partially offset by higher energy purchases and higher tax payments.
These increases were partially offset by decreases at:

•	Asia — driven by Masinloc due to lower earnings and higher working capital requirements;

•
EMEA — driven by lower results for Wind entities driven by sale of UK Wind assets, sold in August 2014, and lower collections at Kavarna in Bulgaria as well as Kilroot in the U.K. driven by lower earnings;

•	MCAC — driven by higher working capital requirements as a result of lower collections and timing of inventory in the Dominican Republic.
Proportional Free Cash Flow for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 decreased $319 million, driven by lower Proportional Operating Cash Flow, partially offset by lower Proportional Maintenance and Non-recoverable Environmental Capital Expenditures. This performance was driven primarily by increases from the following SBUs and key operating drivers:

•	MCAC — driven by higher working capital requirements in the Dominican Republic and Panama;

•	Brazil — driven by higher price of energy purchases and higher taxes at Eletropaulo and Sul; and

•	EMEA — driven by lower operating margins and higher working capital in the U.K. and lower collections at Maritza and Kavarna in Bulgaria.
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

Parent Company Liquidity	September 30, 2014	December 31, 2013
	(in millions)
Consolidated cash and cash equivalents	$1,670	$1,642
Less: Cash and cash equivalents at subsidiaries	1,441	1,510
Parent and qualified holding companies’ cash and cash equivalents	229	132
Commitments under Parent credit facilities	800	800
Less: Letters of credit under the credit facilities	(1)	(1)
Borrowings available under Parent credit facilities	799	799
Total Parent Company Liquidity	$1,028	$931

The Company paid a dividend of $0.05 per share to its common stockholders during the three months ended September 30, 2014. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the payment of dividends.
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
As of September 30, 2014, the Parent Company was in compliance with these covenants.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying condensed consolidated balance sheet amounts to $2.3 billion. The portion of current debt related to such defaults was $0.9 billion at September 30, 2014, all of which was non-recourse debt related to two subsidiaries — Maritza and Kavarna.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’s corporate debt agreements as of September 30, 2014 in order for such defaults to trigger an event of default or permit acceleration under AES’s indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company's senior secured revolving credit facility as any business that contributed 20% or more of the Parent Company's total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2014, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.

Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1 — General and Summary of Significant Accounting Policies to the consolidated financial statements included in our 2013 Form 10-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2014.
During the third quarter of 2014, the following additional critical accounting estimate was employed with respect to the Company's sales of noncontrolling interests:
Sales of Noncontrolling Interests
The accounting for a sale of noncontrolling interests under the accounting standards depends on whether the sale is considered to be a sale of in-substance real estate (as opposed to an equity transaction), where the gain (loss) on sale would be recognized in earnings rather than within stockholders’ equity. If management's estimation process determines that there is no significant value beyond the in-substance real estate, the gain (loss) on the sale of the noncontrolling interest is recognized in earnings. However, if it is determined that significant value likely exists beyond the in-substance real estate, the gain (loss) on the sale of the noncontrolling interest would be recognized within stockholders’ equity. In-substance real estate is comprised of land plus improvements and integral equipment. The determination of whether property, plant and equipment is integral equipment is based on the significance of the costs to remove the equipment from its existing location (including the cost of repairing damage resulting from the removal), combined with the decrease in the fair value of the equipment as a result of those removal activities. When the combined total of removal costs and the decrease in fair value of the equipment exceeds 10% of the fair value of the equipment, the equipment is considered integral equipment. The accounting standards specifically identify power plants as an example of in-substance real estate. Where the consolidated entity in which noncontrolling interests have been sold contains in-substance real estate, management estimates the extent to which the total fair value of the assets of the entity is represented by the in-substance real estate and whether significant value exists beyond the in-substance real estate. This estimation considers all qualitative and quantitative factors relevant for each sale and, where appropriate, includes making quantitative estimates about the fair value of the entity and its identifiable assets and liabilities (including any favorable or unfavorable contracts) by analogy to the accounting standards on business combinations. As such, these estimates may require significant judgment and assumptions, similar to the critical accounting estimates previously disclosed in our 2013 Form 10-K for impairments and fair value.
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
Commodity prices affect our businesses differently depending on the local market characteristics and risk management strategies. Spot power prices, contract indexation provisions and generation costs can be directly or indirectly affected by movements in the price of natural gas, oil and coal. We have some natural offsets across our businesses such that low commodity prices may benefit certain businesses and be a cost to others. Exposures are not perfectly linear or symmetric. The sensitivities are affected by a number of local or indirect market factors. Examples of these factors include hydrology, local energy market supply/demand balances, regional fuel supply issues, regional competition, bidding strategies and regulatory interventions such as price caps. Operational flexibility changes the shape of our sensitivities. For instance, certain power plants may limit downside exposure by reducing dispatch in low market environments. Volume variation also affects our commodity exposure. The volume sold under contracts or retail concessions can vary based on weather and economic conditions resulting in a higher or lower volume of sales in spot markets. Thermal unit availability and hydrology can affect the generation output available for sale and can affect the marginal unit setting power prices.
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
In the Andes SBU, our business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. In the central region, the contract sales generally cover the efficient generation from our coal-fired and hydroelectric assets. Any residual spot price risk will primarily be driven by the amount of hydrological inflows. In the case of low hydroelectric generation, spot price exposure is capped by the ability to dispatch our natural gas/diesel assets which can be an expensive cap depending on fuel pricing at the time required. There is a small amount of coal generation in the northern region that is not covered by the portfolio of contract sales and therefore subject to spot price risk. In both regions, generators with oil or oil-linked fuel generally set power prices. In Colombia, we operate under a short-term sales strategy and have commodity exposure to un-hedged volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel.
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
In the MCAC SBU, our businesses have commodity exposure on un-hedged volumes. Panama is highly contracted under a portfolio of fixed volume contract sales. To the extent hydrological inflows are greater than or less than the contract sales volume, the business will be sensitive to changes in spot power prices which may be driven by oil prices in some time periods. In the Dominican Republic, we own natural gas-fired assets contracted under a portfolio of contract sales and a coal-fired asset contracted with a single contract, and both contract and spot prices may move with commodity prices. Additionally, the contract levels do not always match our generation availability and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations.

In the EMEA SBU, our Kilroot facility operates on a short-term sales strategy. To the extent that sales are un-hedged, the commodity risk at our Kilroot business is to the clean dark spread — the difference between electricity price and our coal-based variable dispatch cost including emissions. Natural gas-fired generators set power prices for many periods, so higher natural gas prices generally expand margins and higher coal or emissions prices reduce them. The positive impact on margins will be moderated if natural gas-fired generators set the market price only during certain peak periods. At our Ballylumford facility, the regulator has the right to terminate the contract, which would impact our commodity exposure.
In the Asia SBU, our Masinloc business is a coal-fired generation facility which hedges its output under a portfolio of contract sales that are indexed to fuel prices, with generation in excess of contract volume or shortfalls of generation relative to contract volumes settled in the spot market. Low oil prices may be a driver of margin compression since oil affects spot power sale prices.
Foreign Exchange Rate Risk
In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the U.S. Dollar. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in the U.S. Dollar or currencies other than their own functional currencies. We have varying degrees of exposure to changes in the exchange rate between the U.S. Dollar and the following currencies: Argentine Peso, Brazilian Real, British Pound, Chilean Peso, Colombian Peso, Dominican Peso, Euro, Indian Rupee, Kazakhstan Tenge, Mexican Peso and Philippine Peso. These subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust to changes in foreign exchange rates. We also use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. The largest foreign exchange risks over a twelve-month forward-looking period are stemming from the following currencies: Argentine Peso, British Pound, Brazilian Real, Colombian Peso, Euro and Kazakhstan Tenge. As of September 30, 2014, assuming a 10% U.S. Dollar appreciation, adjusted pretax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine Peso, Brazilian Real, British Pound, Colombian Peso, Euro and Kazakhstan Tenge relative to the U.S. Dollar are projected to be reduced by less than $5 million for each currency for the remainder of 2014. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pretax earnings for 2014 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted pretax earnings exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of September 30, 2014, the portfolio’s pretax earnings exposure for the remainder of 2014 to a 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, Colombian Peso, Euro, Kazakhstani Tenge and U.S. Dollar denominated debt would be approximately $10 million based on the impact of a one time, 100-basis-point upward shift in interest rates on interest expense for the debt denominated in these currencies. The amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
On May 14, 2013, The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”). Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. We have reviewed the 2013 Framework and integrated the changes into the Company’s internal controls over financial reporting. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31,2014 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.
As of September 30 2014, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2014.
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the FDC found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$1.53 billion ($629 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo’s defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings to determine whether Eletropaulo is liable for the debt. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, the FDC has appointed an accounting expert who will issue a report on the amount of the alleged debt and the responsibility for its payment in light of the privatization. The parties will be entitled to take discovery and present arguments on the issues to be determined by the expert. If the FDC again finds Eletropaulo liable for the debt, after the amount of the alleged debt is determined, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, Eletropaulo will be required to provide security for its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the FDC grants such request, Eletropaulo’s results of operations may be materially adversely affected and, in turn, the Company’s results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the State of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$1.6 million ($656 thousand) as of September 30, 2014, or pay an indemnification amount of approximately R$15 million ($6 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court’s decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court’s decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$1.6 million ($656 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court’s decision. In July 2014, the court requested the Secretary of the Environment for the State of São Paulo to notify the court of its opinion regarding the acceptability of the green areas to be donated by Eletropaulo to the State of São Paulo.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the State of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to recover the contaminated area located on the grounds of the pole factory and an indemnity payment (approximately R$6 million ($2 million)) to the State’s Environmental Fund. In October 2011, the State Attorney Office filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined only that defendant CEEE was required to proceed with the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The removal costs are estimated to be approximately R$60 million ($25 million) and the work was completed in February 2014. In parallel with the removal activities, a court-appointed expert investigation took place, which was concluded in May 2014. The parties have until November 2014 to present their response to the report of the court-appointed expert. The case is in the evidentiary stage awaiting the production of the court’s expert opinion on several matters, including which of the parties had utilized the products found in the area. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In March 2009, AES Uruguaiana Empreendimentos S.A. (“AESU”) in Brazil initiated arbitration in the International Chamber of Commerce (“ICC”) against YPF S.A. (“YPF”) seeking damages and other relief relating to YPF’s breach of the parties’ gas supply agreement (“GSA”). Thereafter, in April 2009, YPF initiated arbitration in the ICC against AESU and two unrelated parties, Companhia de Gas do Estado do Rio Grande do Sul and Transportador de Gas del Mercosur S.A. (“TGM”), claiming that AESU wrongfully terminated the GSA and caused the termination of a transportation agreement (“TA”) between YPF and TGM (“YPF Arbitration”). YPF sought an unspecified amount of damages from AESU, a declaration that YPF’s performance was excused under the GSA due to certain alleged force majeure events, or, in the alternative, a declaration that the GSA and the TA should be terminated without a finding of liability against YPF because of the allegedly onerous obligations imposed on YPF by those agreements. In addition, in the YPF Arbitration, TGM asserted that if it was determined that AESU was responsible for the termination of the GSA, AESU was liable for TGM’s alleged losses, including losses under the TA. In April 2011, the arbitrations were consolidated into a single proceeding. The hearing on liability issues took place in December 2011. In May 2013, the arbitral Tribunal issued a liability award in AESU's favor. YPF thereafter challenged the award in Argentine court. In June 2014, at AESU's request, a Uruguayan court temporarily enjoined YPF from pursuing its action in the Argentine court, pending a final determination by the Uruguayan court on whether YPF is entitled to challenge the liability award in the Argentine court. YPF has not complied with the temporary injunction to date. In August 2014, a Uruguayan appellate court issued a decision declaring that only the Uruguayan courts have jurisdiction to review awards in the arbitration and that the Tribunal must disregard litigation outside of Uruguay when deciding issues in the arbitration. In October 2014, an Argentine appellate court issued a decision purporting to suspend the arbitration, and later issued an order threatening sanctions against violations of its decision. Given the competing decisions of the Uruguayan and Argentine courts, the Tribunal has suspended the damages phase of the arbitration until February 2, 2015, at which time the Tribunal will consider whether to lift the suspension. In the meantime, the Tribunal has asked the parties to remove any alleged obstacles to the progress of the arbitration. AESU believes it has meritorious claims and defenses and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.

In April 2009, the Antimonopoly Agency in Kazakhstan initiated an investigation of certain power sales of Ust-Kamenogorsk HPP (“UK HPP”) and Shulbinsk HPP, hydroelectric plants under AES concession (collectively, the “Hydros”). The Antimonopoly Agency determined that the Hydros had abused their market position and charged monopolistically high prices for power from January-February 2009. The Agency sought an order from the administrative court requiring UK HPP to pay an administrative fine of approximately KZT 120 million ($648 thousand) and to disgorge profits for the period at issue, estimated by the Antimonopoly Agency to be approximately KZT 440 million ($2 million). No fines or damages have been paid to date, however, as the proceedings in the administrative court have been suspended due to the initiation of related criminal proceedings against officials of the Hydros. In the course of criminal proceedings, the financial police expanded the periods at issue to the entirety of 2009 for UK HPP and from January-October 2009 for Shulbinsk HPP, and sought increased damages of KZT 1.2 billion ($6 million) from UK HPP and KZT 1.3 billion ($7 million) from Shulbinsk HPP. The Hydros believe they have meritorious defenses and will assert them vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.
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
In November 2009, April 2010, December 2010, April 2011, June 2011, August 2011, November 2011, and October 2014, substantially similar personal injury lawsuits were filed by a total of 50 residents and decedent estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the State of Delaware. In each lawsuit, the plaintiffs allege that the coal combustion by-products of AES Puerto Rico’s power plant were illegally placed in the Dominican Republic from October 2003 through March 2004 and subsequently caused the plaintiffs’ birth defects, other personal injuries, and/or deaths. The plaintiffs did not quantify their alleged damages, but generally alleged that they are entitled to compensatory and punitive damages. The Company is not able to estimate damages, if any, at this time. The AES defendants moved for partial dismissal of both the November 2009 and April

2010 lawsuits on various grounds. In July 2011, the Superior Court dismissed the plaintiffs’ international law and punitive damages claims, but held that the plaintiffs had stated intentional tort, negligence, and strict liability claims under Dominican law, which the Superior Court found governed the lawsuits. The Superior Court granted the plaintiffs leave to amend their complaints in accordance with its decision, and in September 2011, the plaintiffs in the November 2009 and April 2010 lawsuits did so. In November 2011, the AES defendants again moved for partial dismissal of those amended complaints, and in both lawsuits, the Superior Court dismissed the plaintiffs' claims for future medical monitoring expenses but declined to dismiss their claims under Dominican Republic Law 64-00. The AES defendants filed an answer to the November 2009 lawsuit in June 2012. The Superior Court has stayed the six lawsuits filed between April 2010 and November 2011, and may also stay the October 2014 lawsuit. Presently, discovery is proceeding only in the November 2009 lawsuit on causation and exposure issues. The AES defendants believe they have meritorious defenses and will defend themselves vigorously; however, there can be no assurances that they will be successful in their efforts.
On December 21, 2010, AES-3C Maritza East 1 EOOD, which owns a 670 MW lignite-fired power plant in Bulgaria, made the first in a series of demands on the performance bond securing the construction Contractor’s obligations under the parties’ EPC Contract. The Contractor failed to complete the plant on schedule. The total amount demanded by Maritza under the performance bond was approximately €155 million. The Contractor obtained an injunction from a lower French court purportedly preventing the issuing bank from honoring the bond demands. However, the Versailles Court of Appeal canceled the injunction in July 2011, and therefore the issuing bank paid the bond demands in full. In addition, in December 2010, the Contractor stopped commissioning of the power plant’s two units, allegedly because of the purported characteristics of the lignite supplied to it for commissioning. In January 2011, the Contractor initiated arbitration on its lignite claim, seeking an extension of time to complete the power plant, an increase to the contract price, and other relief, including in relation to the bond demands. The Contractor later added claims relating to the alleged unavailability of the grid during commissioning. Maritza rejected the Contractor’s claims and asserted counterclaims for delay liquidated damages and other relief relating to the Contractor’s failure to complete the power plant and other breaches of the EPC Contract. Maritza also terminated the EPC Contract for cause and asserted arbitration claims against the Contractor relating to the termination. The Contractor asserted counterclaims relating to the termination. The Contractor is seeking approximately €240 million ($304 million) in the arbitration, plus interest and costs. The evidentiary hearing took place on November 27-December 6, 2013, and January 6-17, 2014. Closing arguments were heard on May 21-22, 2014. The parties are awaiting the Tribunal's award. Maritza believes it has meritorious claims and defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
On February 11, 2011, Eletropaulo received a notice of violation from São Paulo State’s Environmental Authorities for allegedly destroying 0.32119 hectares of native vegetation at the Conservation Park of Serra do Mar (“Park”), without previous authorization or license. The notice of violation asserted a fine of approximately R$1 million ($410 thousand) and the suspension of Eletropaulo activities in the Park. As a response to this administrative procedure before the São Paulo State Environmental Authorities (“São Paulo EA”), Eletropaulo timely presented its defense on February 28, 2011 seeking to vacate the notice of violation or reduce the fine. In December 2011, the São Paulo EA declined to vacate the notice of violation but recognized the possibility of 40% reduction of the fine if Eletropaulo agrees to recover the affected area with additional vegetation. Eletropaulo has not appealed the decision and is now discussing the terms of a possible settlement with the São Paulo EA, including a plan to recover the affected area by primarily planting additional trees. In March 2012, the State of São Paulo Prosecutor’s Office of São Bernardo do Campo initiated a Civil Proceeding to review the compliance by Eletropaulo with the terms of any possible settlement. Eletropaulo has had several meetings and field inspections to settle the details of the recovery project. Eletropaulo was informed by the Park Administrator that the area where the recovery project was to be located was no longer available. The Park Administrator subsequently approved a new area for the recovery project. Eletropaulo is currently awaiting the draft of the agreement by the environmental agency, and expects to proceed with the recovery project after reaching agreement with the environmental agency.
In February 2011, a consumer protection group, S.O.S. Consumidores (“SOSC”), filed a lawsuit in the State of São Paulo Federal Court against the Brazilian Regulatory Agency (“ANEEL”), Eletropaulo and all other distribution companies in the State of São Paulo, claiming that the distribution companies had overcharged customers for electricity. SOSC asserted that the distribution companies’ tariffs had been incorrectly calculated by ANEEL, and that the tariffs were required to be corrected from the effective dates of the relevant concession contracts. SOSC asserted that ANEEL erred in May 2010, when the agency corrected the alleged error going forward but declared that the tariff calculations made in the past were correct. Eletropaulo opposed the lawsuit on the ground that it had not wrongfully collected amounts from its customers, as its tariffs had been calculated in accordance with the concession contract with the Federal Government and ANEEL’s rules. Subsequently, the lawsuit was transferred to the Federal Court of Belo Horizonte ("FCBH"), which was presiding over similar lawsuits against other distribution companies and ANEEL. In January 2014, the FCBH dismissed the lawsuit against Eletropaulo and the other distribution companies ("January 2014 Decision"). An appeal was filed in May 2014, but that appeal was unsuccessful. The January 2014 Decision has become final and unappealable. SOSC's lawsuit will continue against ANEEL. If SOSC ultimately prevails against the agency, it is possible that SOSC may file a new lawsuit against Eletropaulo seeking refunds. Eletropaulo would vigorously defend itself in any such lawsuit.
In June 2011, the São Paulo Municipal Tax Authority (the “Municipality”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) that allegedly had not been paid on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the ground that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$2.86 billion ($1.17 billion) as estimated by Eletropaulo. Eletropaulo has appealed to the Second Instance Administrative Court. No tax is due while the appeal is pending. Eletropaulo believes it has meritorious defenses to the assessments and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the ground that the tax rate was set in the applicable legislation. In April 2013, the First Instance Administrative Court determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest and penalties totaling approximately R$854 million ($350 million) as estimated by AES Tietê. AES Tietê has filed an appeal to the Second Instance Administrative Court. No tax is due while the appeal is pending. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In August 2012, Fondo Patrimonial de las Empresas Reformadas (“FONPER”) (the Dominican instrumentality that holds the Dominican Republic’s shares in Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”)) filed a criminal complaint against certain current and former employees of AES. The criminal proceedings include a related civil component initiated against Coastal Itabo, Ltd. (“Coastal”) (the AES affiliate shareholder of Itabo) and New Caribbean Investment, S.A. (“NCI”) (the AES affiliate that manages Itabo). FONPER asserts claims relating to the alleged mismanagement of Itabo and seeks approximately $270 million in damages. The Dominican District Attorney (“DA”) has admitted the criminal complaint and is investigating the allegations set forth therein. In September 2012, one of the individual defendants responded to the criminal complaint, denying the charges and seeking an immediate dismissal of same. In April 2013, the DA requested that the Dominican Camara de Cuentas ("Camara") perform an audit of the allegations in the criminal complaint. The audit is ongoing and the Camara has not issued its report to date. Further, in August 2012, Coastal and NCI initiated an international arbitration proceeding against FONPER and the Dominican Republic, seeking a declaration that Coastal and NCI have acted both lawfully and in accordance with the relevant contracts with FONPER and the Dominican Republic in relation to the management of Itabo. Coastal and NCI also seek a declaration that the criminal complaint is a breach of the relevant contracts between the parties, including the obligation to arbitrate disputes. Coastal and NCI further seek damages from FONPER and the Dominican Republic resulting from their breach of contract. FONPER and the Dominican Republic have denied the claims and challenged the jurisdiction of the arbitral Tribunal. The Tribunal has established the procedural schedule for the arbitration, but has not yet scheduled the final evidentiary hearing. The AES defendants believe they have meritorious claims and defenses, which they will assert vigorously; however, there can be no assurances that they will be successful in their efforts.
In April 2013, the East Kazakhstan Ecology Department (“ED”) issued an order directing AES Ust-Kamenogorsk CHP ("UK CHP") to pay approximately KZT 720 million ($3.9 million) in damages ("April 2013 Order”). The ED claimed that UK CHP was illegally operating without an emissions permit for 27 days in February-March 2013. In June 2013, the ED filed a lawsuit with the Specialized Interregional Economic Court (the “Economic Court”) seeking to require UK CHP to pay the assessed damages. UK CHP thereafter filed a separate lawsuit with the Economic Court challenging the April 2013 Order and the ED's allegations. In that lawsuit, in August 2013, the Economic Court ruled in UK CHP's favor and required the ED to vacate the April 2013 Order. That ruling was upheld on two intermediate appeals and thereafter the ED did not further appeal to the Kazakhstan Supreme Court. The Economic Court also dismissed the lawsuit filed by the ED.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in our 2013 Form 10-K under Part 1 — Item 1A. — Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding purchases made by The AES Corporation of its common stock:

Repurchase Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of a Publicly Announced Purchase Plan (1)	Dollar Value of Maximum Number Of Shares To Be Purchased Under the Plan (2)
7/1/2014 - 7/31/14	—	$—	—	$299,636,730
8/1/2014 - 8/31/14	2,594,646	14.67	2,594,646	261,596,648
9/1/2014 - 9/30/14	4,783,741	14.57	4,783,741	191,963,430
Total	7,378,387	$—	7,378,387
_____________________________

(1) See Note 11 — Equity, Stock Repurchase Program to the condensed consolidated financial statements in Item 1. — Financial Statements for further information on our stock repurchase program.
(2) The authorization permits the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There can be no assurance as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.
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

THE AES CORPORATION (Registrant)

Date:	November 5, 2014	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHARON A. VIRAG
			Name:	Sharon A. Virag
			Title:	Vice President and Controller (Principal Accounting Officer)