Form 10-Q
period 2015-03-31
AES CORP
filed 2015-05-11
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
The number of shares outstanding of Registrant’s Common Stock, par value$0.01 per share, on May 5, 2015 was 702,441,162

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNDES	Brazilian Development Bank
CA	Commercial Availability
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CDPQ	La Caisse de depot et placement du Quebec
CEEE	Companhia Estadual de Energia
CESCO	Central Electricity Supply Company of Orissa Ltd.
CFE	Federal Commission of Electricity
CO2	Carbon Dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPCN	Certificate of Public Convenience and Necessity
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
DPLER	DPL Energy Resources, Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERC	Energy Regulatory Commission
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FCA	Federal Court of Appeals
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GSA	Gas Supply Agreement
GWh	Gigawatt Hours
ICC	International Chamber of Commerce
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
KPI	Key Performance Indicator
kWh	Kilowatt Hours
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MRE	Energy Reallocation Mechanism
MW	Megawatts
MWh	Megawatt Hours
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NOV	Notice of Violation
NOX	Nitrogen Dioxide
NPDES	National Pollutant Discharge Elimination System
O&M	Operations and Maintenance
OPGC	Odisha Power Generation Corporation
Parent Company	The AES Corporation
PIS	Partially Integrated System
PM	Particulate Matter
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
SAIDI	System Average Interruption Duration Index
SAIFI	System Average Interruption Frequency Index
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
SSR	Service Stability Rider
TA	Transportation Agreement
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,337	$1,539
Restricted cash	318	283
Short-term investments	582	709
Accounts receivable, net of allowance for doubtful accounts of $83 and $96, respectively	2,807	2,709
Inventory	707	702
Deferred income taxes	173	275
Prepaid expenses	129	175
Other current assets	1,562	1,434
Current assets of held-for-sale businesses	27	—
Total current assets	7,642	7,826
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	780	870
Electric generation, distribution assets and other	29,377	30,459
Accumulated depreciation	(9,652)	(9,962)
Construction in progress	2,343	3,784
Property, plant and equipment, net	22,848	25,151
Other Assets:
Investments in and advances to affiliates	586	537
Debt service reserves and other deposits	406	411
Goodwill	1,465	1,458
Other intangible assets, net of accumulated amortization of $121 and $158, respectively	261	281
Deferred income taxes	597	662
Service concession assets	1,520	—
Other noncurrent assets	2,520	2,640
Noncurrent assets of held-for-sale businesses	152	—
Total other assets	7,507	5,989
TOTAL ASSETS	$37,997	$38,966
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,051	$2,278
Accrued interest	346	260
Accrued and other liabilities	2,345	2,326
Non-recourse debt, including $215 and $240, respectively, related to variable interest entities	1,831	1,982
Recourse debt	—	151
Current liabilities of held-for-sale businesses	9	—
Total current liabilities	6,582	6,997
NONCURRENT LIABILITIES
Non-recourse debt, including $1,062 and $1,030, respectively, related to variable interest entities	13,625	13,618
Recourse debt	4,945	5,107
Deferred income taxes	1,223	1,277
Pension and other post-retirement liabilities	1,142	1,342
Other noncurrent liabilities	3,060	3,222
Noncurrent liabilities of held-for-sale businesses	62	—
Total noncurrent liabilities	24,057	24,566
Contingencies and Commitments (see Note 9)
Redeemable stock of subsidiaries	323	78
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 815,087,569 issued and 702,899,220 outstanding at March 31, 2015 and 814,539,146 issued and 703,851,297 outstanding at December 31, 2014)	8	8
Additional paid-in capital	8,530	8,409
Retained earnings	423	512
Accumulated other comprehensive loss	(3,549)	(3,286)
Treasury stock, at cost (112,188,349 shares at March 31, 2015 and 110,687,849 shares at December 31, 2014)	(1,390)	(1,371)
Total AES Corporation stockholders’ equity	4,022	4,272
NONCONTROLLING INTERESTS	3,013	3,053
Total equity	7,035	7,325
TOTAL LIABILITIES AND EQUITY	$37,997	$38,966
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share amounts)
Revenue:
Regulated	$2,080	$2,142
Non-Regulated	1,904	2,120
Total revenue	3,984	4,262
Cost of Sales:
Regulated	(1,807)	(1,932)
Non-Regulated	(1,456)	(1,536)
Total cost of sales	(3,263)	(3,468)
Operating margin	721	794
General and administrative expenses	(55)	(51)
Interest expense	(363)	(373)
Interest income	90	63
Loss on extinguishment of debt	(23)	(134)
Other expense	(20)	(8)
Other income	16	12
Goodwill impairment expense	—	(154)
Asset impairment expense	(8)	(12)
Foreign currency transaction losses	(23)	(19)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	335	118
Income tax expense	(96)	(54)
Net equity in earnings of affiliates	15	25
INCOME FROM CONTINUING OPERATIONS	254	89
Income from operations of discontinued businesses, net of income tax expense of $0 and $14, respectively	—	20
Net loss from disposal and impairments of discontinued businesses, net of income tax expense (benefit) of $0 and $(1), respectively	—	(43)
NET INCOME	254	66
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(112)	(136)
Plus: Loss from discontinued operations attributable to noncontrolling interests	—	12
Total net income attributable to noncontrolling interests	(112)	(124)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$142	$(58)
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$142	$(47)
Loss from discontinued operations, net of tax	—	(11)
Net income (loss)	$142	$(58)
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.20	$(0.07)
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	(0.01)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.20	$(0.08)
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.20	$(0.07)
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	(0.01)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.20	$(0.08)
DILUTED SHARES OUTSTANDING	706	724
DIVIDENDS DECLARED PER COMMON SHARE	$—	$—
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
NET INCOME	$254	$66
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit (expense) of $0 and $(1), respectively	(421)	5
Reclassification to earnings, net of income tax (expense) benefit of $0 and $0, respectively	—	6
Total foreign currency translation adjustments	(421)	11
Derivative activity:
Change in derivative fair value, net of income tax benefit of $17 and $24, respectively	(72)	(120)
Reclassification to earnings, net of income tax (expense) of $(2) and $(3), respectively	12	19
Total change in fair value of derivatives	(60)	(101)
Pension activity:
Reclassification to earnings due to amortization of net actuarial loss, net of income tax (expense) of $(3) and $(3), respectively	5	6
Total pension adjustments	5	6
OTHER COMPREHENSIVE LOSS	(476)	(84)
COMPREHENSIVE LOSS	(222)	(18)
Less: Comprehensive loss (income) attributable to noncontrolling interests	88	(125)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE AES CORPORATION	$(134)	$(143)
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
OPERATING ACTIVITIES:
Net income	$254	$66
Adjustments to net income:
Depreciation and amortization	298	306
Impairment expenses	8	166
Deferred income taxes	(12)	56
Provisions for contingencies	14	12
Loss on the extinguishment of debt	23	134
Loss on disposal of assets	10	3
Loss on disposals and impairments — discontinued operations	—	44
Other	54	36
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(337)	(219)
(Increase) decrease in inventory	(35)	(12)
(Increase) decrease in prepaid expenses and other current assets	68	(74)
(Increase) decrease in other assets	(290)	(444)
Increase (decrease) in accounts payable and other current liabilities	273	415
Increase (decrease) in income tax payables, net and other tax payables	(15)	(206)
Increase (decrease) in other liabilities	124	(62)
Net cash provided by operating activities	437	221
INVESTING ACTIVITIES:
Capital expenditures	(619)	(399)
Acquisitions, net of cash acquired	(17)	—
Proceeds from the sale of businesses, net of cash sold	—	29
Sale of short-term investments	1,076	1,049
Purchase of short-term investments	(1,054)	(993)
Increase in restricted cash, debt service reserves and other assets	(75)	(19)
Other investing	(31)	7
Net cash used in investing activities	(720)	(326)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	101	217
Issuance of recourse debt	—	750
Issuance of non-recourse debt	574	554
Repayments under the revolving credit facilities	(62)	(152)
Repayments of recourse debt	(336)	(866)
Repayments of non-recourse debt	(269)	(349)
Payments for financing fees	(9)	(78)
Distributions to noncontrolling interests	(19)	(26)
Contributions from noncontrolling interests	67	32
Proceeds from the sale of redeemable stock of subsidiaries	247	—
Dividends paid on AES common stock	(70)	(36)
Payments for financed capital expenditures	(42)	(178)
Purchase of treasury stock	(35)	—
Other financing	(34)	—
Net cash provided by (used in) financing activities	113	(132)
Effect of exchange rate changes on cash	(27)	(22)
Increase (decrease) in cash of held-for-sale businesses	(5)	30
Total decrease in cash and cash equivalents	(202)	(229)
Cash and cash equivalents, beginning	1,539	1,642
Cash and cash equivalents, ending	$1,337	$1,413
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$242	$226
Cash payments for income taxes, net of refunds	$103	$237
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through capital lease	$5	$11
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
1. FINANCIAL STATEMENT PRESENTATION
Consolidation
In this Quarterly Report the terms “AES,” “the Company,” “us” or “we” refer to the consolidated entity including its subsidiaries and affiliates. The terms “The AES Corporation,” “the Parent” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, VIEs in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2014 audited consolidated financial statements and notes thereto, which are included in the 2014 Form 10-K filed with the SEC on February 25, 2015 (the “2014 Form 10-K”).
New Accounting Pronouncements Adopted
ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective July 1, 2014, the Company prospectively adopted ASU No. 2014-08, which significantly changed the previous accounting guidance on discontinued operations. Under ASU No. 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations. Other changes are as follows: equity method investments that were previously scoped-out of the discontinued operations accounting guidance are now included in the scope; a business can meet the criteria to be classified as held for sale upon acquisition and can be reported in discontinued operations; and components where an entity retains significant continuing involvement or where operations and cash flows will not be eliminated from ongoing operations as a result of a disposal transaction can meet the definition of discontinued operations. Additionally, where summarized amounts are presented on the face of the financial statements, reconciliations of those amounts to major classes of line items are also required. ASU No. 2014-08 requires additional disclosures for individually material components that do not meet the definition of discontinued operations. Under the previous accounting guidance, the UK Wind and Ebute disposals in the third and fourth quarters of 2014, respectively, would have met the discontinued operations criteria and would have been reclassified accordingly. Additionally, Armenia Mountain, which met the held-for-sale criteria in the first quarter of 2015, would have met the discontinued operations criteria under the previous accounting guidance and would have been reclassified accordingly.
ASU No. 2014-05, Service Concession Arrangements (Topic 853)
Effective January 1, 2015, the Company adopted ASU No. 2014-05, which states that certain service concession arrangements with public-sector entity grantors are not in scope of ASC 840, Leases (“ASC 840”) and that entities should not recognize the related infrastructure as property, plant and equipment, but should apply other GAAP. The Company has a small number of entities that fall within the scope of this guidance, with the Company’s Mong Duong generation facility in Vietnam being the most significant.
Mong Duong is a build, operate and transfer agreement with the Vietnam government. Management concluded there were two deliverables included within the arrangement, as well as a financing element. Due to the contingent nature of the revenue stream, no amounts of revenue can be recognized during the build phase of the contract. All amounts billed during the operate phase will be recognized as revenue when billed, with amounts allocated between the financing element and build and operate deliverables. The financing element will be recognized as interest income using the effective interest method as payments received for construction of the plant are received over the life of the contract. Costs are expensed as incurred. As the related infrastructure is no longer considered property, plant and equipment, there are no longer any capitalizable expenses beyond those related to the initial build, and accordingly these will be expensed as incurred. All cash flows, excluding those related to the debt incurred by AES for these arrangements will be reflected in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows prospectively.
The guidance was applied on a modified retrospective basis to service concession arrangements in existence at January 1, 2015. Upon adoption of this standard, the impact to the Company’s Condensed Consolidated Balance Sheet as of January 1, 2015 resulted in a reclassification of $1.5 billion from property, plant and equipment to service concession assets, as well as a cumulative adjustment to retained earnings and cumulative translation adjustment of $(18) million, net of tax, and $13 million, respectively.
Accounting Pronouncements Issued But Not Yet Effective
The following accounting standards have been issued but are not yet effective for, nor have been adopted by, AES:
ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, which clarifies how customers in cloud computing arrangements should determine whether the arrangement includes a software license and eliminates the existing requirement for customers to account for software licenses they acquired by analogizing to the accounting guidance on leases. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. The standard permits the use of a prospective or retrospective approach. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the standard on its consolidated financial statements.
ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30)
In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach. Early adoption is permitted for financial statements that have not been previously issued. As of March 31, 2015, the Company had approximately $384 million in deferred financing costs classified in other noncurrent assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.
ASU No. 2015-02, Consolidation — Amendments to the Consolidation Analysis (Topic 810)
In February 2015, the FASB issued ASU 2015-02, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The standard is effective for annual periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of the standard on its consolidated financial statements.
ASU No. 2014-12, Compensation — Stock Compensation (Topic 718)
In June 2014, the FASB issued ASU No. 2014-12, which is intended to resolve the diverse accounting treatment in practice with compensation awards. The objective of the new standard is to clarify the treatment of accounting for performance targets that affect award vesting. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. The standard permits the use of either a prospective or modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the impact of the standard on its financial position and results of operations.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU No. 2014-09 which clarifies principles for recognizing revenue and will result in a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The objective of the new standard is to provide a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is not permitted. The standard permits the use of either a full retrospective or modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the standard on its consolidated financial statements. In April 2015, the FASB tentatively decided to defer the effective date by one year but to permit early adoption on the original effective date. These decisions are being exposed for public comment.

2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated:

	March 31, 2015	December 31, 2014
	(in millions)
Fuel and other raw materials	$363	$357
Spare parts and supplies	344	345
Total	$707	$702
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair value of the Company’s assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. There were no changes in fair valuation techniques during the period and the Company continues to follow the valuation techniques described in Note 4.—Fair Value in Item 8.—Financial Statements and Supplementary Data of its 2014 Form 10-K.
Recurring Measurements
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
AVAILABLE FOR SALE:(1)
Debt securities:
Unsecured debentures	$—	$410	$—	$410	$—	$501	$—	$501
Certificates of deposit	—	139	—	139	—	151	—	151
Government debt securities	—	35	—	35	—	57	—	57
Subtotal	—	584	—	584	—	709	—	709
Equity securities:
Mutual funds	—	24	—	24	—	25	—	25
Subtotal	—	24	—	24	—	25	—	25
Total available for sale	—	608	—	608	—	734	—	734
TRADING:
Equity securities:
Mutual funds	15	—	—	15	15	—	—	15
Total trading	15	—	—	15	15	—	—	15
DERIVATIVES:
Foreign currency derivatives	—	21	240	261	—	18	218	236
Commodity derivatives	—	42	4	46	—	37	7	44
Total derivatives	—	63	244	307	—	55	225	280
TOTAL ASSETS	$15	$671	$244	$930	$15	$789	$225	$1,029
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$167	$302	$469	$—	$206	$210	$416
Cross-currency derivatives	—	—	33	33	—	29	—	29
Foreign currency derivatives	—	49	17	66	—	43	9	52
Commodity derivatives	—	28	—	28	—	16	1	17
Total derivatives	—	244	352	596	—	294	220	514
TOTAL LIABILITIES	$—	$244	$352	$596	$—	$294	$220	$514
 _____________________________

(1)	Amortized cost approximated fair value at March 31, 2015 and December 31, 2014.
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014 (presented net by type of derivative). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

	Three Months Ended March 31, 2015
	Interest Rate	Foreign Currency	Commodity	Cross Currency	Total
	(in millions)
Balance at the beginning of the period	$(210)	$209	$6	$—	$5
Total gains (losses) (realized and unrealized):
Included in earnings	—	22	3	—	25
Included in other comprehensive income — derivative activity	(35)	—	—	—	(35)
Included in other comprehensive income — foreign currency translation activity	11	(6)	—	—	5
Settlements	6	(2)	(5)	—	(1)
Transfers of assets (liabilities) into Level 3	(74)	—	—	(33)	(107)
Balance at the end of the period	$(302)	$223	$4	$(33)	$(108)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$21	$3	$—	$24

	Three Months Ended March 31, 2014
	Interest Rate	Foreign Currency	Commodity	Total
	(in millions)
Balance at the beginning of the period	$(101)	$93	$4	$(4)
Total gains (losses) (realized and unrealized):
Included in earnings	—	26	(1)	25
Included in other comprehensive income — derivative activity	(64)	(1)	—	(65)
Included in other comprehensive income — foreign currency translation activity	—	(18)	—	(18)
Included in regulatory (assets) liabilities	—	—	(3)	(3)
Settlements	8	—	—	8
Transfers of (assets) liabilities out of Level 3	70	1	—	71
Balance at the end of the period	$(87)	$101	$—	$14
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$26	$(1)	$25

The following table summarizes the significant unobservable inputs used for the Level 3 derivative assets (liabilities) as of March 31, 2015:

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Avg)
	(in millions)
Interest rate	$(302)	Subsidiaries’ credit spreads	3.75% — 7.00% (4.69%)
Foreign currency:
Derivative — Argentine Peso	221	Argentine Peso to USD currency exchange rate after one year	8.96 — 35.91 (22.86)
Embedded derivative — Euro	2	Subsidiaries’ credit spreads	4.62% — 7.00% (5.81%)
Cross currency	(33)	Subsidiaries’ credit spread	2.84%
Commodity:
Other	4
Total	$(108)
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

	Three Months Ended March 31, 2015
	Carrying Amount (1)	Fair Value			Pretax Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Equity method investment:
Solar Spain	$29	$—	$—	$29	$—
Long-lived assets held and used:(2)
Other	29	—	21	—	8

	Three Months Ended March 31, 2014
	Carrying Amount (1)	Fair Value			Pretax Loss
		Level 1	Level 2	Level 3
	(in millions)
Assets
Long-lived assets held and used: (2)
DPL (East Bend)	$14	$—	$2	$—	$12
Discontinued operations and held-for-sale businesses: (3)
Cameroon	372	—	334	—	38
Goodwill: (4)
DPLER	136	—	—	—	136
Buffalo Gap	28	—	—	10	18
_____________________________

(1)	Represents the carrying value (including costs to sell) at the date of measurement, before fair value adjustment.

(2)	See Note 15—Asset Impairment Expense for further information.

(3)	See Note 16—Discontinued Operations and Held-For-Sale Businesses for further information. Fair value of long-lived assets held-for-sale excludes costs to sell.

(4)	See Note 14—Goodwill Impairment for further information.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement of long-lived assets during the three months ended March 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Equity method investment:
Solar Spain	$29	Discounted cash flow	Annual revenue growth	-3% to 0% (0%)
			Annual pretax operating margin	-13% to 56% (24%)
			Cost of equity	12%
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The following table sets forth the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, but for which fair value is disclosed.

	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(in millions)
March 31, 2015
Assets
Accounts receivable — noncurrent (1)	$310	$297	$—	$—	$297
Liabilities
Non-recourse debt	15,456	16,030	—	12,481	3,549
Recourse debt	4,945	5,204	—	5,204	—
December 31, 2014
Assets
Accounts receivable — noncurrent (1)	$301	$290	$—	$—	$290
Liabilities
Non-recourse debt	15,600	16,008	—	12,538	3,470
Recourse debt	5,258	5,552	—	5,552	—
_____________________________

(1)
These accounts receivable principally relate to amounts due from CAMMESA, and are included in Noncurrent assets—Other in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these accounts receivable exclude value-added tax of $33 million and $36 million at March 31, 2015 and December 31, 2014, respectively.

4. INVESTMENTS IN MARKETABLE SECURITIES
The Company’s investments in marketable debt and equity securities as of March 31, 2015 and December 31, 2014 by security class and by level within the fair value hierarchy have been disclosed in Note 3—Fair Value. The security classes are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities. As of March 31, 2015, $549 million of available-for-sale debt securities had stated maturities within one year and $35 million had stated maturities between one and two years. Gains and losses on the sale of investments are determined using the specific-identification method. For the three months ended March 31, 2015 and 2014, pretax gains and losses related to available-for-sale and trading securities were less than $1 million, there were no realized losses on the sale of available-for-sale securities, and no other-than-temporary impairments of marketable securities were recognized in earnings or other comprehensive income. The following table summarizes the gross proceeds from sale of available-for-sale securities for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Gross proceeds from sales of available-for-sale securities	$1,086	$1,060

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There have been no changes to the information disclosed under Derivatives and Hedging Activities in Note 1—General and Summary of Significant Accounting Policies included in Item 8.—Financial Statements and Supplementary Data in the 2014 Form 10-K.
Volume of Activity
The following three tables set forth, by type of derivative, the Company’s outstanding notional under its derivatives and the weighted-average remaining term as of March 31, 2015 regardless of whether the derivative instruments are in qualifying cash flow hedging relationships:

	Current		Maximum
Interest Rate and Cross-Currency(1)	Derivative Notional	Derivative Notional Translated to USD	Derivative Notional	Derivative Notional Translated to USD	Weighted-Average Remaining Term	% of Debt Currently Hedged by Index (2)
	(in millions)				(in years)
Interest Rate Derivatives:
LIBOR (U.S. Dollar)	2,422	$2,422	3,010	$3,010	11	51%
EURIBOR (Euro)	526	564	526	564	7	87%
Cross-Currency Swaps:
Chilean Unidad de Fomento	4	173	4	173	14	82%
_____________________________

(1)
The Company’s interest rate derivative instruments primarily include accreting and amortizing notionals. The maximum derivative notional represents the largest notional at any point between March 31, 2015 and the maturity of the derivative instrument, which includes forward-starting derivative instruments. The interest rate and cross-currency derivatives range in maturity through 2033 and 2028, respectively.

(2)
The percentage of variable-rate debt currently hedged is based on the related index and excludes forecasted issuances of debt and variable-rate debt tied to other indices where the Company has no interest rate derivatives.

Foreign Currency Derivatives	Notional (1)	Notional Translated to USD	Weighted-Average Remaining Term (2)
	(in millions)		(in years)
Foreign Currency Options and Forwards:
Chilean Unidad de Fomento	9	$360	<1
Chilean Peso	122,874	197	<1
Brazilian Real	95	30	<1
Euro	47	50	<1
Colombian Peso	128,436	51	<1
Argentine Peso	2,001	227	10
British Pound	11	16	<1
Embedded Foreign Currency Derivatives:
Kazakhstani Tenge	4,278	23	1
Brazilian Real	93	29	<1
_____________________________

(1)	Represents contractual notionals. The notionals for options have not been probability adjusted, which generally would decrease them.

(2)
Represents the remaining tenor of our foreign currency derivatives weighted by the corresponding notional. These options and forwards and these embedded derivatives range in maturity through 2025 and 2017, respectively.

Commodity Derivatives	Notional	Weighted-Average Remaining Term(1)
	(in millions)	(in years)
Power (MWh)	8	2
Coal (Metric tons)	1	2
_____________________________

(1)	Represents the remaining tenor of our commodity derivatives weighted by the corresponding volume. These derivatives range in maturity through 2016.
Accounting and Reporting
Assets and Liabilities
The following tables present the fair values of the Company’s derivative instruments as of March 31, 2015 and December 31, 2014, first by whether they are designated hedging instruments, then by whether they are current or noncurrent, to the extent they are subject to master netting agreements or similar agreements (where the rights to set-off relate to settlement of amounts receivable and payable under those derivatives) and by balances no longer accounted for as derivatives.

	March 31, 2015			December 31, 2014
	Designated	Not Designated	Total	Designated	Not Designated	Total
	(in millions)
Assets
Foreign currency derivatives	$9	$252	$261	$6	$230	$236
Commodity derivatives	30	16	46	25	19	44
Total assets	$39	$268	$307	$31	$249	$280
Liabilities
Interest rate derivatives	$469	$—	$469	$416	$—	$416
Cross-currency derivatives	33	—	33	29	—	29
Foreign currency derivatives	40	26	66	38	14	52
Commodity derivatives	12	16	28	7	10	17
Total liabilities	$554	$42	$596	$490	$24	$514

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Current	$76	$152	$77	$148
Noncurrent	231	444	203	366
Total	$307	$596	$280	$514
Derivatives subject to master netting agreement or similar agreement:
Gross amounts recognized in the balance sheet	$42	$524	$53	$507
Gross amounts of derivative instruments not offset	(11)	(11)	(10)	(10)
Gross amounts of cash collateral received/pledged not offset	—	(11)	—	(5)
Net amount	$31	$502	$43	$492
Other balances that had been, but are no longer, accounted for as derivatives that are to be amortized to earnings over the remaining term of the associated PPA	$155	$177	$161	$180
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

	Gains (Losses) Recognized in AOCL			Gains (Losses) Reclassified from AOCL into Earnings
	Three Months Ended March 31,		Classification in Condensed Consolidated Statements of Operations	Three Months Ended March 31,
Type of Derivative	2015	2014		2015	2014
	(in millions)			(in millions)
Interest rate derivatives	$(98)	$(150)	Interest expense	$(24)	$(31)
			Non-regulated cost of sales	—	(1)
			Net equity in earnings of affiliates	—	(1)
Cross-currency derivatives	—	(3)	Interest expense	(1)	(1)
			Foreign currency transaction losses	—	(10)
Foreign currency derivatives	2	(15)	Foreign currency transaction gains	6	7
Commodity derivatives	7	24	Non-regulated revenue	5	13
			Non-regulated cost of sales	—	2
Total	$(89)	$(144)		$(14)	$(22)

The pretax accumulated other comprehensive income (loss) expected to be recognized as an increase (decrease) to income from continuing operations before income taxes over the next 12 months as of March 31, 2015 is $(117) million for interest rate hedges, $(4) million for cross-currency swaps, $10 million for foreign currency hedges, and $10 million for commodity and other hedges.
Ineffective Portion of Cash Flow Hedges
The following table presents the pretax gains (losses) recognized in earnings related to the ineffective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the periods indicated:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended March 31,
Type of Derivative		2015	2014
		(in millions)
Foreign currency derivatives	Foreign currency transaction losses	(2)	—
Total		$(2)	$—

Not Designated for Hedge Accounting
The following table sets forth the gains (losses) recognized in earnings related to derivative instruments not designated as hedging instruments under the accounting standards for derivatives and hedging and the amortization of balances that had been, but are no longer, accounted for as derivatives, for the periods indicated:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended March 31,
Type of Derivative		2015	2014
		(in millions)
Foreign currency derivatives	Foreign currency transaction gains	$32	$23
	Net equity in earnings of affiliates	—	(4)
Commodity and other derivatives	Non-regulated revenue	(5)	3
	Non-regulated cost of sales	1	—
	Regulated cost of sales	(4)	(8)
	Income (loss) from operations of discontinued businesses	—	(5)
Total		$24	$9
Credit Risk-Related Contingent Features
DP&L has certain over-the-counter commodity derivative contracts under master netting agreements that contain provisions that require DP&L to maintain an investment-grade issuer credit rating from credit rating agencies. Since DP&L’s rating has fallen below investment grade, certain of the counterparties to the derivative contracts have requested immediate and ongoing full overnight collateralization of the mark-to-market loss (fair value excluding credit valuation adjustments), which was $21 million and $12 million as of March 31, 2015 and December 31, 2014, respectively, for all derivatives with credit risk-related contingent features. As of March 31, 2015 and December 31, 2014, DP&L had posted $11 million and $5 million, respectively, of cash collateral directly with third parties and in a broker margin account and DP&L held no cash collateral from counterparties to its derivative instruments that were in an asset position.
6. FINANCING RECEIVABLES
Financing receivables are defined as receivables that have contractual maturities of greater than one year. The Company primarily has financing receivables pursuant to amended agreements or government resolutions that are due from certain governmental bodies in Argentina. The following table presents financing receivables by country as of the periods indicated:

	March 31, 2015	December 31, 2014
	(in millions)
Argentina	$272	$278
Cameroon sale (1)	44	44
United States	16	—
Brazil	11	15
Total long-term financing receivables	$343	$337
_____________________________

(1)	Represents non-contingent consideration to be received in 2016 from the sale of the businesses in 2014. See Note 16—Discontinued Operations and Held-For-Sale Businesses.
Argentina — Collection of the principal and interest on these receivables is subject to various business risks and uncertainties including, but not limited to, the completion and operation of power plants which generate cash for payments of these receivables, regulatory changes that could impact the timing and amount of collections, and economic conditions in Argentina. The Company monitors these risks including the credit ratings of the Argentine government on a quarterly basis to assess the collectability of these receivables. The Company accrues interest on these receivables once the recognition criteria have been met. The Company’s collection estimates are based on assumptions that it believes to be reasonable, but are inherently uncertain. Actual future cash flows could differ from these estimates.
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information
The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method.

	Three Months Ended March 31,
50%-or-less-Owned Affiliates	2015	2014
	(in millions)
Revenue	$184	$277
Operating margin	56	77
Net income	36	49

8. DEBT
Recourse Debt
In March 2015, the Company redeemed in full the $151 million balance of its 7.75% senior unsecured notes due October 2015 and the $164 million balance of its 9.75% senior unsecured notes due April 2016. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $23 million that is included in the Condensed Consolidated Statement of Operations.
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
Non-Recourse Debt
Significant transactions
During the three months ended March 31, 2015, the Company’s subsidiaries had the following significant debt transactions:

•	Gener issued new debt of $297 million; and

•	Sul issued new debt of $177 million, partially offset by repayments of $145 million.
Debt in default
The following table summarizes the Company’s subsidiary non-recourse debt in default as of March 31, 2015. Due to the defaults, these amounts are included in the current portion of non-recourse debt:

	Primary Nature of Default	March 31, 2015
Subsidiary		Default Amount	Net Assets
		(in millions)
Maritza (Bulgaria)	Covenant	$583	$560
Kavarna (Bulgaria)	Covenant	142	71
		$725
The above defaults are not payment defaults. All of the subsidiary non-recourse defaults were triggered by failure to comply with other covenants and/or other conditions such as (but not limited to) failure to meet information covenants, complete construction or other milestones in an allocated time, meet certain minimum or maximum financial ratios, or other requirements contained in the non-recourse debt documents of the applicable subsidiary.
In the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the Parent Company’s corporate debt agreements, there could be a cross-default to the Company’s recourse debt. Materiality is defined in the Parent’s senior secured credit facility as having provided 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of March 31, 2015, none of the defaults listed above individually or in the aggregate result in or are at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured revolving credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment defaults and bankruptcy defaults would preclude the making of any restricted payments.
9. CONTINGENCIES AND COMMITMENTS
Guarantees, Letters of Credit and Commitments
In connection with certain project financing, acquisition, power purchase and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to more than 20 years.

Amounts presented in the table below represent the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The amounts include contingent obligations of $24 million made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of its businesses. The following table summarizes the Parent Company’s contingent contractual obligations as of March 31, 2015.

Contingent Contractual Obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
	(in millions)		(in millions)
Guarantees and commitments	$365	15	$1 — 53
Asset sale related indemnities(1)	27	1	$27
Cash collateralized letters of credit	72	9	<$1 — 44
Letters of credit under the senior secured credit facility	61	7	<$1 — 29
Total	$525	32
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the three months ended March 31, 2015, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts of letters of credit.
Environmental
The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of March 31, 2015 and December 31, 2014, the Company had recognized liabilities of $11 million and $12 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation with current legislation or costs for new legislation introduced could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2015. In aggregate, the Company estimates that the range of potential losses related to environmental matters, where estimable, to be up to $1 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recognized aggregate liabilities for all claims of approximately $193 million and $199 million as of March 31, 2015 and December 31, 2014, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within accrued and other liabilities and other noncurrent liabilities. A significant portion of these accrued liabilities relate to employment, non-income tax and customer disputes in international jurisdictions, principally Brazil. Certain of the Company’s subsidiaries, principally in Brazil, are defendants in a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
The Company believes, based upon information it currently possesses and taking into account established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2015. The material contingencies where a loss is reasonably possible primarily include claims under financing agreements; disputes with offtakers, suppliers and EPC contractors, alleged violation of monopoly laws and regulations, income tax and non-income tax matters with tax authorities, and regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $919 million and $974 million. Certain claims are in settlement negotiations. The amounts considered reasonably possible do not include amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.

10. PENSION PLANS
Total pension cost for the periods indicated included the following components:

	Three Months Ended March 31,
	2015		2014
	U.S.	Foreign	U.S.	Foreign
	(in millions)
Service cost	$4	$4	$3	$4
Interest cost	12	102	12	122
Expected return on plan assets	(17)	(72)	(16)	(90)
Amortization of prior service cost	2	—	2	1
Amortization of net loss	5	8	3	8
Total pension cost	$6	$42	$4	$45
Total employer contributions for the three months ended March 31, 2015 for the Company’s U.S. and foreign subsidiaries were $25 million and $25 million, respectively. The expected remaining scheduled employer contributions for 2015 are $0 million and $55 million for U.S. and foreign subsidiaries, respectively.
11. EQUITY
Changes in Equity
The following table provides a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, noncontrolling interests and total equity as of the periods indicated:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity	The AES Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Balance at the beginning of the period	$4,272	$3,053	$7,325	$4,330	$3,321	$7,651
Net income (loss)	142	112	254	(58)	124	66
Total foreign currency translation adjustment, net of income tax	(251)	(170)	(421)	(40)	51	11
Total change in derivative fair value, net of income tax	(26)	(34)	(60)	(47)	(54)	(101)
Total pension adjustments, net of income tax	1	4	5	2	4	6
Cumulative effect of a change in accounting principle	(5)	—	(5)	—	—	—
Capital contributions from noncontrolling interests	—	67	67	—	31	31
Distributions to noncontrolling interests	—	(19)	(19)	—	(24)	(24)
Disposition of businesses	—	—	—	—	(5)	(5)
Acquisition of treasury stock	(35)	—	(35)	—	—	—
Issuance and exercise of stock-based compensation benefit plans, net of income tax	5	—	5	6	—	6
Sale of subsidiary shares to noncontrolling interests	(81)	—	(81)	—	—	—
Balance at the end of the period	$4,022	$3,013	$7,035	$4,193	$3,448	$7,641
Equity Transactions with Noncontrolling Interests
IPALCO — On December 15, 2014, the Company executed a sale agreement with CDPQ which closed on February 11, 2015. Under the agreement, CDPQ acquired a 15% noncontrolling interest in AES US Investments, Inc., a wholly-owned subsidiary that owns 100% of IPALCO, for $247 million. As a result of this transaction, $81 million in taxes and transaction costs were recognized as a net decrease to equity. Additionally, the Company recognized an increase of $214 million to Additional paid-in capital and a reduction to Retained earnings of $214 million for the excess of the fair value of the shares over their book value. Since the noncontrolling interest is contingently redeemable, the fair value of the consideration received of $247 million was classified in temporary equity as Redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheets. No gain or loss was recognized in net income as the sale is not considered to be a sale of in-substance real estate. Any subsequent adjustments to allocate earnings and dividends to CDPQ will be classified as noncontrolling interest within permanent equity and adjustments to the amount in temporary equity will occur only if and when it is probable that the shares will become redeemable. As the Company maintained control after the sale, IPALCO continues to be accounted for as a consolidated subsidiary within the US SBU reportable segment.
Under the sale agreement executed on December 15, 2014, CDPQ will also invest an additional $349 million in IPALCO through 2016 in exchange for a 17.65% equity stake, by funding existing growth and environmental projects at Indianapolis Power & Light Company. Upon completion of these transactions, CDPQ's direct and indirect interests in IPALCO will total 30%. On April 1, 2015, as discussed in Note 19—Subsequent Events, CDPQ invested an additional $214 million of the $349 million in IPALCO. This additional investment resulted in CDPQ’s combined direct and indirect interest in IPALCO to be 24.90%. The Company is currently evaluating the accounting implications of this transaction.

Jordan — On March 15, 2015, the Company executed an agreement to sell 40% of its interest in a wholly owned subsidiary in Jordan that owns the Company’s business indirect interest in the 247 MW Jordan IPP4 gas-fired plant for $30 million. The sale is expected to be completed during 2015. The Company is currently evaluating the 2015 accounting implications of this sale.
Accumulated Other Comprehensive Loss
The changes in AOCL by component, net of tax and noncontrolling interests, for the three months ended March 31, 2015 were as follows:

	Unrealized derivative losses, net	Unfunded pension obligations, net	Foreign currency translation adjustment, net	Total
	(in millions)
Balance at the beginning of the period	$(396)	$(295)	$(2,595)	$(3,286)
Other comprehensive (loss) before reclassifications	(35)	—	(251)	(286)
Amount reclassified to earnings	9	1	—	10
Other comprehensive income (loss)	(26)	1	(251)	(276)
Cumulative effect of a change in accounting principle	—	—	13	13
Balance at the end of the period	$(422)	$(294)	$(2,833)	$(3,549)
Reclassifications out of AOCL for the periods indicated were as follows:

		Three Months Ended March 31,
Details About AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	2015	2014
		(in millions) (1)
Foreign currency translation adjustment, net
	Net loss from disposal and impairments of discontinued businesses	—	(6)
	Net income (loss) attributable to The AES Corporation	$—	$(6)
Unrealized derivative losses, net
	Non-regulated revenue	$5	$13
	Non-regulated cost of sales	—	1
	Interest expense	(25)	(32)
	Foreign currency transaction losses	6	(3)
	Income from continuing operations before taxes and equity in earnings of affiliates	(14)	(21)
	Income tax expense	2	3
	Net equity in earnings of affiliates	—	(1)
	Income from continuing operations	(12)	(19)
	Income from continuing operations attributable to noncontrolling interests	3	—
	Net income (loss) attributable to The AES Corporation	$(9)	$(19)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(8)	$(8)
	Non-regulated cost of sales	—	(1)
	Income from continuing operations before taxes and equity in earnings of affiliates	(8)	(9)
	Income tax expense	3	3
	Income from continuing operations	(5)	(6)
	Net income	(5)	(6)
	Income from continuing operations attributable to noncontrolling interests	4	4
	Net income (loss) attributable to The AES Corporation	$(1)	$(2)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(10)	$(27)
_____________________________

(1)	Amounts in parentheses indicate debits to the Condensed Consolidated Statements of Operations.
Common Stock Dividends
The Company paid dividends of $0.10 per outstanding share to its common stockholders during the first quarter of 2015 for dividends declared in the fourth quarter of 2014. For information on dividends declared after the first quarter of 2015, see Note 19—Subsequent Events.
Stock Repurchase Program
During the three months ended March 31, 2015, the Company repurchased 2,816,493 shares of its common stock at a total cost of $35 million under the existing stock repurchase program (the “Program”). At March 31, 2015, the cumulative repurchases under the Program totaled 108,728,970 shares for a total cost of $1.3 billion, at an average price per share of $12.37 (including a nominal amount of commissions). As of March 31, 2015, $388 million remained available for repurchase under the Program. For information on stock repurchases after the first quarter of 2015, see Note 19—Subsequent Events.
12. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is organized by geographic regions which provide better socio-political-

economic understanding of our business. The management reporting structure is organized along six SBUs — led by our Chief Executive Officer (“CEO”). Using the accounting guidance on segment reporting, the Company has determined that it has six reportable segments corresponding to its six SBUs:

•	US SBU;

•	Andes SBU;

•	Brazil SBU;

•	MCAC SBU;

•	Europe SBU; and

•	Asia SBU
Corporate and Other — Corporate overhead costs which are not directly associated with the operations of our six reportable segments are included in “Corporate and Other.” Also included are certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pretax income from continuing operations attributable to AES excluding unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, gains or losses due to dispositions and acquisitions of business interests, losses due to impairments and costs due to the early retirement of debt. The Company has concluded that Adjusted PTC best reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the overall Company results.
All intra-segment activity has been eliminated with respect to revenue and Adjusted PTC within the segment. Inter-segment activity has been eliminated within the total consolidated results.
Information about the Company’s operations by segment for the periods indicated was as follows:

Revenue	Total Revenue		Intersegment		External Revenue
Three Months Ended March 31,	2015	2014	2015	2014	2015	2014
	(in millions)
US SBU	$997	$1,001	$—	$—	$997	$1,001
Andes SBU	612	620	(2)	—	610	620
Brazil SBU	1,330	1,445	—	—	1,330	1,445
MCAC SBU	598	638	(1)	(1)	597	637
Europe SBU	330	391	—	—	330	391
Asia SBU	119	168	—	—	119	168
Corporate and Other	4	2	(3)	(2)	1	—
Total Revenue	$3,990	$4,265	$(6)	$(3)	$3,984	$4,262

Adjusted PTC(1)	Total Adjusted PTC		Intersegment		External Adjusted PTC
Three Months Ended March 31,	2015	2014	2015	2014	2015	2014
	(in millions)
US SBU	$106	$75	$3	$3	$109	$78
Andes SBU	91	53	3	3	94	56
Brazil SBU	21	69	1	1	22	70
MCAC SBU	50	65	4	4	54	69
Europe SBU	85	115	3	3	88	118
Asia SBU	12	8	—	1	12	9
Corporate and Other	(113)	(142)	(14)	(15)	(127)	(157)
Total Adjusted PTC	$252	$243	$—	$—	$252	$243
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains					15	10
Unrealized foreign currency losses					(47)	(26)
Disposition/acquisition gains					5	1
Impairment losses					(6)	(166)
Loss on extinguishment of debt					(27)	(134)
Pretax contribution					192	(72)
Add: Income from continuing operations before taxes, attributable to noncontrolling interests					158	215
Less: Net equity in earnings of affiliates					15	25
Income from continuing operations before taxes and equity in earnings of affiliates					$335	$118

_____________________________

(1)
Adjusted PTC in each segment before intersegment eliminations includes the effect of intercompany transactions with other segments except for interest, charges for certain management fees and the write-off of intercompany balances.

	Total Assets
	March 31, 2015	December 31, 2014
Assets	(in millions)
US SBU	$9,874	$10,062
Andes SBU	8,304	7,888
Brazil SBU	7,456	8,439
MCAC SBU	5,013	4,948
Europe SBU	3,313	3,525
Asia SBU	3,009	2,972
Assets of held-for-sale businesses	179	—
Corporate and Other & eliminations	849	1,132
Total Assets	$37,997	$38,966
13. OTHER INCOME AND EXPENSE
Other Income
Other income includes gains on asset sales and liability extinguishments, favorable judgments on contingencies, and other income from miscellaneous transactions. The Company recognized $16 million and $12 million of other income for the three months ended March 31, 2015 and 2014, respectively.
Other Expense
Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies and losses from other miscellaneous transactions. The Company recognized $20 million and $8 million of other expense for the three months ended March 31, 2015 and 2014, respectively. The balance in both periods was principally comprised of losses on asset dispositions.
14. GOODWILL IMPAIRMENT
There were no goodwill impairments for the three months ended March 31, 2015.
DPLER — During the first quarter of 2014, the Company performed an interim impairment test on the $136 million in goodwill at its DPLER reporting unit, a competitive retail marketer selling retail electricity to customers in Ohio and Illinois. The DPLER reporting unit was identified as being “at risk” during the fourth quarter of 2013. The impairment indicators arose based on market information available regarding actual and proposed sales of competitive retail marketers, which indicated a significant decline in valuations during the first quarter of 2014.
In Step 1 of the interim impairment test, the fair value of the reporting unit was determined to be less than its carrying amount under both the market approach and the income approach using a discounted cash flow valuation model. The significant assumptions included commodity price curves, estimated electricity to be demanded by its customers, changes in its customer base through attrition and expansion, discount rates, the assumed tax structure and the level of working capital required to operate the business.
In Step 2 of the interim impairment test, the goodwill was determined to have an implied fair value of zero after the hypothetical purchase price allocation; thus the Company accordingly recognized a full impairment of the $136 million in goodwill at the DPLER reporting unit during the three months ended March 31, 2014. DPLER is reported in the US SBU reportable segment.
Buffalo Gap — During the first quarter of 2014, the Company recognized an $18 million impairment of its goodwill at its Buffalo Gap reporting unit, which is composed of three wind projects in Texas with an aggregate generation capacity of 524 MW, and is reported in the US SBU reportable segment.
15. ASSET IMPAIRMENT EXPENSE

	Three Months Ended March 31,
	2015	2014
	(in millions)
DP&L (East Bend)	$—	$12
Other	8	—
Total asset impairment expense	$8	$12
DP&L (East Bend) — During the first quarter of 2014, the Company tested the recoverability of long-lived assets at East Bend, a 186 MW coal-fired plant in Ohio jointly owned by DP&L (a wholly owned subsidiary of AES). Indications during that quarter that the fair value of the asset group was less than its carrying amount were determined to be impairment indicators given how narrowly these long-lived assets had passed the recoverability test during the fourth quarter of 2013. During the first quarter of 2014, the Company determined that the carrying amount of the asset group was not recoverable. The East Bend asset group was determined to have a fair value of $2 million using the market approach. As a result, the Company recognized asset impairment expense of $12 million. The Company’s interest in East Bend was sold in December 2014. Prior to its sale, East Bend was reported in the US SBU reportable segment.
16. DISCONTINUED OPERATIONS AND HELD-FOR-SALE BUSINESSES
As discussed in Note 1—Financial Statement Presentation, effective July 1, 2014, the Company prospectively adopted ASU No. 2014-08. The following table summarizes the revenue, income from operations, income tax expense, impairment and loss on disposal of all discontinued operations prior to the adoption of the new accounting guidance for discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenue	$—	$129
Income from operations of discontinued businesses, before income tax	$—	$34
Income tax expense	—	(14)
Income from operations of discontinued businesses, after income tax	$—	$20
Net loss from disposal and impairments of discontinued businesses, after income tax	$—	$(43)
U.S. wind projects — In November 2013, the Company executed an agreement for the sale of its 100% membership interests in three wind projects with an aggregate generation capacity of 234 MW: Condon in California, Lake Benton I in Minnesota and Storm Lake II in Iowa. The sale transaction closed on January 30, 2014 and net proceeds of $27 million were received. These wind projects were previously reported in the US SBU reportable segment.
Under the terms of the sale agreement, the buyer was provided an option to purchase the Company's 100% interest in Armenia Mountain, a 101 MW wind project in Pennsylvania, at a fixed price of $75 million, exercisable between January 1, 2015 and April 1, 2015 (both dates inclusive). Approximately $3 million of the $27 million net proceeds was deferred and allocated to this option.
The buyer exercised the option on March 31, 2015 and, accordingly, Armenia Mountain has been classified as held for sale as of March 31, 2015 but does not meet the criteria to be reported as a discontinued operation. Accordingly, Armenia Mountain’s results are reflected within continuing operations in the Consolidated Statements of Operations. Armenia Mountain’s pretax income attributable to AES was $4 million and $3 million for the three months ended March 31, 2015 and 2014, respectively. Armenia Mountain is reported in the US SBU reportable segment.
Saurashtra — In October 2013, the Company executed a sale agreement for the sale of its wholly owned subsidiary AES Saurashtra Private Ltd, a 39 MW wind project in India. The sale transaction closed on February 24, 2014 and net proceeds of $8 million were received. Saurashtra was previously reported in the Asia SBU reportable segment.
Cameroon — In September 2013, a subsidiary of the Company executed agreements for the sale of AES White Cliffs B.V. (owner of 56% of AES SONEL S.A), AES Kribi Holdings B.V. (owner of 56% of Kribi Power Development Company S.A.) and AES Dibamba Holdings B.V., (owner of 56% of Dibamba Power Development Company S.A.). In June 2014, the Company sold its entire equity interest in all three businesses in Cameroon. Net proceeds from the sale transaction were $200 million with $156 million received and non-contingent consideration of $44 million to be received in 2016. The carrying amount of $44 million, which approximates fair value, is classified in other noncurrent assets and is secured by a $40 million letter of credit from a well-capitalized, multinational bank. Between meeting the held-for-sale criteria in September 2013 through the first quarter of 2014, the Company recognized impairment charges totaling $101 million, representing the difference between the aggregate carrying amount of $435 million and fair value less costs to sell of $334 million. During the second quarter of 2014, the Company recognized an additional loss on sale of $7 million. These businesses were previously reported in the Europe SBU reportable segment.
17. ACQUISITIONS
On February 18, 2015, the Company completed the acquisition of the 100% of the common stock of Main Street Power Company, Inc. for approximately $25 million pursuant to the terms and condition of a definitive agreement dated January 24, 2015. The purchase consideration was comprised of cash of $20 million and the fair value of earn-out payments of $5 million. In accordance with the accounting guidance for business combinations, the Company has recorded the preliminary amounts for the purchase price allocation; however, accounting is substantially open given the timing of the transaction and the Company will continue to make adjustments during the measurement period.

18. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted-average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive RSUs, stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. The following tables present a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations for the periods indicated. In the table below, income represents the numerator and weighted-average shares represent the denominator:

	Three Months Ended March 31,
	2015			2014
	Income	Shares	$ per Share	Income	Shares	$ per Share
	(in millions except per share data)
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$142	704	$0.20	$(47)	724	$(0.07)
EFFECT OF DILUTIVE SECURITIES
RSUs	—	2	—	—	—	—
DILUTED EARNINGS PER SHARE	$142	706	$0.20	$(47)	724	$(0.07)

The calculation of diluted earnings per share excluded 4 million and 5 million options outstanding at March 31, 2015 and 2014, respectively, that could potentially dilute basic earnings per share in the future. These options were not included in the computation of diluted earnings per share because the exercise price of these options exceeded the average market price during the related period.
The calculation of diluted earnings per share also excluded 1 million and 2 million RSUs outstanding at March 31, 2015 and 2014, respectively, that could potentially dilute basic earnings per share in the future. These RSUs were not included in the computation of diluted earnings per share because the average amount of compensation cost per share attributed to future service and not yet recognized exceeded the average market price during the related period and thus to include the restricted units would have been anti-dilutive.
For the three months ended March 31, 2015 and 2014, all 15 million shares of potential common stock associated with convertible debentures were omitted from the earnings per share calculation because they were anti-dilutive.
19. SUBSEQUENT EVENTS
Recourse Debt Transaction — In April 2015, the Company issued $575 million aggregate principal amount of 5.50% senior notes due 2025. Concurrent with this offering, the Company redeemed via tender offers $344 million aggregate principal of its existing 8.00% senior unsecured notes due 2017, and $156 million of its existing 8.00% senior unsecured notes due 2020. As a result of the latter transaction, the Company expects to recognize a loss on extinguishment of debt of approximately $82 million during the second quarter of 2015.
IPALCO — On April 1, 2015 CDPQ invested $214 million of the additional $349 million in IPALCO. This investment resulted in CDPQ’s combined direct and indirect interest in IPALCO to be 24.90%. See Note 11—Equity for further information.
Maritza — On April 8, 2015 the Company signed a non-binding Heads of Terms Agreement (“HTA”) with NEK. Under the framework set forth in the HTA, both parties will endeavor to make certain changes to the PPA, under which Maritza sells its output to NEK through 2026 (“PPA Term”). Maritza and NEK agreed to reduce the capacity payment to Maritza under the PPA by 14% through the PPA Term. In exchange, NEK will pay Maritza its overdue receivables. Total receivables were approximately $236 million as of March 31, 2015. The amendment of Maritza's PPA is expected to be executed and all conditions precedent to effectiveness to be met, including full payment of overdue receivables and approval by relevant parties, by the third quarter of 2015.
Stock Repurchase Program — Subsequent to March 31, 2015, the Company repurchased an additional 591,028 shares at a cost of $7 million, bringing the cumulative repurchases total through May 8, 2015 to 109,319,998 shares at a total cost of $1.4 billion, at an average price per share of $12.38 (including a nominal amount of commissions). As of May 8, 2015, $381 million remains available under the Program. See Note 11—Equity for additional information.
Dividends — On April 23, 2015 the Company’s Board of Directors declared a dividend of $0.10 per outstanding common share payable on May 15, 2015 to the shareholders of record at the close of business on May 1, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “AES,” “the Company,” “us,” or “we” refer to the consolidated entity and all of its subsidiaries and affiliates, collectively. The term “The AES Corporation” or “the Parent Company” refers only to the parent, publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2014 Form 10-K.
FORWARD-LOOKING INFORMATION
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.
Overview of Our Business
We are a diversified power generation and utility company organized into six market-oriented SBUs:

•	US (United States),

•	Andes (Chile, Colombia, and Argentina),

•	Brazil,

•	MCAC (Mexico, Central America and the Caribbean),

•	Europe (Europe and Middle East), and

•	Asia.
For additional information regarding our business, see Item 1.—Business of our 2014 Form 10-K.
Within our six SBUs listed above, we have two lines of business. The first business line is generation, where we own and/or operate power plants to generate and sell power to customers, such as utilities, industrial users, and other intermediaries. The second business line is utilities, where we own and/or operate utilities to generate or purchase, distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market.
Key Topics in Management’s Discussion and Analysis
Our discussion covers the following:

•	Overview of Q1 2015 Results and Strategic Performance

•	Review of Consolidated Results of Operations

•	SBU Analysis and Non-GAAP Measures

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity
Overview of Q1 2015 Results and Strategic Performance
Management’s Strategic Priorities
Management is focused on the following priorities:

•	Reducing complexity: By exiting businesses and markets where we do not have a competitive advantage, we are simplifying our portfolio and reducing risk.

•
Leveraging our platforms: Focusing our growth on platform expansions, including adjacencies, in markets where we already operate and have a competitive advantage to realize attractive risk-adjusted returns. We currently have 5,819 MW under construction. These projects represent $7 billion in total capital expenditures, with the majority of AES’ $1.3 billion in equity already funded and we expect all of these projects to come online from 2015 through 2018. In addition to the projects currently under construction, in April 2015, we brought on-line two projects, totaling 1,312 MW. The 1,240 MW coal-fired Mong Duong 2 project in Vietnam came on-line six months early, was under budget and has a 25-year PPA with EVN, a state-owned utility. The 72 MW heavy fuel oil-fired Estrella del Mar power barge in Panama also came on-line in March 2015 and has a 5-year PPA with a state-owned generation company.

•	Performance excellence: We strive to be the low-cost manager of a portfolio of assets and to derive synergies and scale from our businesses.

•
Expanding access to capital: By building strategic partnerships at the project and business level. Through these partnerships, we aim to optimize our risk-adjusted returns in our existing businesses and growth projects. By selling down portions of certain businesses, we can adjust our global exposure to commodity, fuel, country and other macroeconomic risks. Partial sell-downs of our assets can also serve to highlight or enhance the value of businesses in our portfolio. In the first quarter of 2015, we received $247 million in equity proceeds to AES from CDPQ for a 15% indirect interest in IPALCO, the Parent Company of IPL in Indiana. We also sold a minority interest in the 247 MW IPP4 power plant in Jordan for $30 million, which we expect to close later in 2015. In April 2015, CDPQ invested an additional $214 million in IPALCO and we expect CDPQ to invest an additional $134 million by 2016. After completion of these transactions, CDPQ’s direct and indirect interests in IPALCO will total 30%. There will be no change in management or operational control of IPALCO as a result of these transactions.

•
Allocating capital in a disciplined manner: Our top priority is to maximize risk-adjusted returns to our shareholders, which we achieve by investing our discretionary cash and recycling the capital we receive from asset sales and strategic partnerships. In the first quarter of 2015, we invested $35 million by repurchasing 2.8 million shares. We also refinanced $379 million of subsidiary debt. In April 2015, we repurchased an additional 591 thousand shares for $7 million and currently have $381 million of authorization available for further buybacks. Additionally, we took advantage of low interest rates and extended our maturity profile by refinancing a significant portion of our Parent Company debt with a $575 million bond issuance due in 2025.

Q1 2015 Strategic Performance
Earnings Per Share Results in Q1 2015

	Three Months Ended March 31,
	2015	2014	Change	% Change
Diluted earnings per share from continuing operations	$0.20	$(0.07)	$0.27	386%
Adjusted EPS (a non-GAAP measure)(1)	$0.25	$0.24	$0.01	4%
_____________________________

(1)	See reconciliation and definition under Non-GAAP Measures.
Three Months Ended March 31, 2015
Diluted earnings per share from continuing operations increased $0.27, or 386%, to $0.20 principally due to lower goodwill impairment expense, lower loss on extinguishment of debt at the Parent Company, and higher interest income.
Adjusted EPS, a non-GAAP measure, increased by 4% primarily due to improved results at DP&L driven by fewer outages and better gas availability, lower interest expense at the Parent Company, and lower share count. These increases were partially offset by unfavorable foreign exchange, a higher tax rate, and decreases in the Dominican Republic driven primarily by lower PPA results and lower commodity prices which resulted in reduced natural gas sales to third parties.
Capital Management and Allocation
We continue to focus on improving cash generation and optimizing the use of our parent discretionary cash. During the first quarter of 2015, we generated $437 million of cash flow from operating activities. We utilized cash consistent with our strategy, as we paid a quarterly dividend of $70 million ($0.10 per share), repurchased common stock under the existing stock repurchase program at a total cost of $35 million, and utilized $336 million to reduce and refinance recourse debt at the Parent Company.
Safe, Reliable and Sustainable Operations
Our first quarter 2015 operating performance for the year was driven by the strategic management of our assets and cost reductions across our portfolio, but we also faced dry hydrological conditions across many markets in Latin America and reliability challenges at our generation assets in the US.
Our safety performance was down in the first quarter of 2015 for lost-time incident case rates for both employees and operational contractors. The 2014 operational contractor rate was unusually low and 2015 results are more in line with historical performance. However, safety is our first value and a top priority. Through our continued improvement management systems, we consistently analyze and evaluate our safety performance in order to capture lessons learned and strengthen mitigation plans that improve our safety performance. Learning from our experiences in 2014, we have and continue to implement improvement plans and risk mitigation strategies so we can improve on our safety performance through 2015.
Generation in GWh was down 5% compared to the first three months of 2014, mainly driven by dry hydrological conditions in Brazil and higher unplanned outages at our generation plants in Ohio.
Compared to the first three months of 2014, our performance on our KPIs was mixed, as our generation KPIs declined while indicators for our utilities improved. Our CA and heat rate performance deteriorated, largely driven by our unplanned outages at our generation plants in Ohio and higher maintenance at our generation plants in the Dominican Republic and Chile. Most of the unplanned outage events have been resolved and mitigation plans have been implemented. For utilities, our performance on SAIFI and non-technical losses improved compared to the first three months of 2014. The table below presents our KPIs for the periods indicated.

	For the Three Months Ended March 31,
KPIs	2015	2014	Variance
Safety: Employee Lost-Time Incident Case Rate	0.146	0.127	-15%
Safety: Operational Contractor Lost-Time Incident Case Rate	0.114	0.049	-133%
Generation
Commercial Availability (CA, %)	89.4%	91.0%	-1.6%
Equivalent Forced Outage Factor (EFOF, %)	3.2%	3.2%	—%
Heat Rate (BTU/kWh)	10,085	9,708	-377
Utility
System Average Interruption Duration Index (SAIDI, hours)	5.9	5.5	-0.4
System Average Interruption Frequency Index (SAIFI, number of interruptions)	3.4	3.7	0.3
Non-Technical Losses (%)	1.6%	1.9%	0.3%
_________________________________________________
Definitions:

•	Lost-Time Incident Case Rate: Number of lost-time cases per number of full-time employees or contractors.

•	CA: Actual variable margin, as a percentage of potential variable margin if the unit had been available at full capacity during outages.

•	EFOF: The percentage of the time that a plant is not capable of producing energy due to unplanned operational reductions in production.

•	Heat Rate: The amount of energy used by an electrical generator or power plant to generate one kWh.

•	SAIDI: The total hours of interruption the average customer experiences annually. Trailing 12-month average.

•	SAIFI: The average number of interruptions the average customer experiences annually. Trailing 12-month average.

•	Non-Technical Losses: Delivered energy that was not billed due to measurement error, theft or other reasons. Trailing 12-month average.

Review of Consolidated Results of Operations	Three Months Ended March 31,
	2015	2014	$ change	% change
	($ in millions, except per share amounts)
Revenue:
US SBU	$997	$1,001	$(4)	—%
Andes SBU	612	620	(8)	-1%
Brazil SBU	1,330	1,445	(115)	-8%
MCAC SBU	598	638	(40)	-6%
Europe SBU	330	391	(61)	-16%
Asia SBU	119	168	(49)	-29%
Corporate and Other	4	2	2	100%
Intersegment eliminations	(6)	(3)	(3)	100%
Total Revenue	3,984	4,262	(278)	-7%
Operating Margin:
US SBU	173	134	39	29%
Andes SBU	131	91	40	44%
Brazil SBU	177	321	(144)	-45%
MCAC SBU	103	89	14	16%
Europe SBU	103	133	(30)	-23%
Asia SBU	24	10	14	140%
Corporate and Other	12	22	(10)	-45%
Intersegment eliminations	(2)	(6)	4	-67%
Total Operating Margin	721	794	(73)	-9%
General and administrative expenses	(55)	(51)	(4)	8%
Interest expense	(363)	(373)	10	-3%
Interest income	90	63	27	43%
Loss on extinguishment of debt	(23)	(134)	111	-83%
Other expense	(20)	(8)	(12)	150%
Other income	16	12	4	33%
Goodwill impairment expense	—	(154)	154	-100%
Asset impairment expense	(8)	(12)	4	-33%
Foreign currency transaction losses	(23)	(19)	(4)	21%
Income tax expense	(96)	(54)	(42)	78%
Net equity in earnings of affiliates	15	25	(10)	-40%
INCOME FROM CONTINUING OPERATIONS	254	89	165	185%
Income from operations of discontinued businesses, net of income tax expense of $0 and $14, respectively	—	20	(20)	-100%
Net loss from disposal and impairments of discontinued businesses, net of income tax expense (benefit) of $0 and $(1), respectively	—	(43)	43	-100%
NET INCOME	254	66	188	285%
Noncontrolling interests:
Less: Income from continuing operations attributable to noncontrolling interests	(112)	(136)	24	-18%
Plus: Loss from discontinued operations attributable to noncontrolling interests	—	12	(12)	-100%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$142	$(58)	$200	345%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$142	$(47)	$189	402%
Loss from discontinued operations, net of tax	—	(11)	11	-100%
Net income (loss)	$142	$(58)	$200	345%
Net cash provided by operating activities	$437	$221	$216	98%
Components of Revenue, Cost of Sales and Operating Margin — Revenue includes revenue earned from the sale of energy from our utilities and the production of energy from our generation plants, which are classified as regulated and non-regulated on the Consolidated Statements of Operations, respectively. Revenue also includes the gains or losses on derivatives associated with the sale of electricity.
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
Three months ended March 31, 2015:
Revenue decreased $278 million, or 7%, to $4.0 billion in the three months ended March 31, 2015 compared with $4.3 billion in the three months ended March 31, 2014, including the unfavorable impact of foreign currency of $398 million. The performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall unfavorable impact of $4 million driven by IPL in Indiana due to decrease in demand as a result of warmer temperatures during the first quarter of 2015 versus the comparable period in 2014 and lower wholesale volumes and US Wind businesses due to lower wind production, partially offset by DPL in Ohio due to higher wholesale revenues and higher capacity prices. These increases at DPL were partially offset by a decrease in retail volume due to customer switching.

•
Andes — Overall unfavorable impact of $8 million driven by unfavorable foreign exchange impact of $33 million, primarily at Chivor in Colombia, and lower spot sales and rates at Gener in Chile. These results were somewhat offset by Argentina due to the higher rates from the Resolution 529 adjustment in Q2 2014.

•
Brazil — Overall unfavorable impact of $115 million due to unfavorable foreign exchange impact of $327 million and decrease in spot sales at Tietê. These results were partially offset by higher rates at Eletropaulo and Sul, primarily pass-through costs, and operations for longer period at Uruguaiana.

•	MCAC — Overall unfavorable impact of $40 million driven by the Dominican Republic due to lower LNG prices from sale to third parties, lower PPA results and lower frequency regulation.

•
Europe — Overall unfavorable impact of $61 million driven by unfavorable foreign exchange impact of $35 million, lower volume at Ballylumford and Jordan, lower electricity prices at Kilroot, as well as the sale of the UK Wind business and Ebute in Nigeria in August and November 2014, respectively. These results were partially offset by new operations at IPP4 project in Jordan which commenced operations in July 2014.

•
Asia — Overall unfavorable impact of $49 million driven by Kelanitissa in Sri Lanka due to not being dispatched in 2015, partially offset by contributions from Mong Duong Unit I in Vietnam coming online in March 2015.

Operating margin decreased $73 million, or 9%, to $721 million in the three months ended March 31, 2015 compared with $794 million in the three months ended March 31, 2014, including the unfavorable foreign exchange impact of $64 million. The performance in each SBU was driven primarily by the following businesses and key operating drivers:

•
US — Overall favorable impact of $39 million driven by higher margins at DPL due to outages and lower gas availability in the first quarter of 2014 as well as lower fixed costs. The results at DPL were partially offset by lower wind production across the US Wind businesses.

•
Andes — Overall favorable impact of $40 million driven by Gener in Chile primarily due to better availability from more efficient coal generation and lower purchased power prices as well as higher rates in Argentina as discussed above. These results were partially offset by unfavorable foreign exchange impact of $11 million as well as higher costs related to tax reform and lower generation at Chivor.

•
Brazil — Overall unfavorable impact of $144 million driven by unfavorable foreign exchange impact of $39 million and Tietê due to lower hydrology resulting in higher prices for purchased energy as well as lower spot sales in the first quarter of 2015, partially offset by higher contracted volume. In addition, Sul decreased primarily due to lower demand and higher fixed costs and Eletropaulo due to higher fixed costs, partially offset by higher tariff and lower losses.

•
MCAC — Overall favorable impact of $14 million driven by Panama due to better hydrological conditions which resulted in higher generation and lower energy purchases and El Salvador primarily on account of a one-time unfavorable adjustment to unbilled revenue in 2014 as well as lower regulated fees. These results were partially offset by Dominican Republic primarily due to lower gas sales to third parties and lower PPA results driven by lower commodity prices as well as lower availability and Mexico due to lower availability as well as higher fuel and fixed costs.

•
Europe — Overall unfavorable impact of $30 million driven by unfavorable foreign exchange impact of $14 million, higher outages and related costs at Maritza, lower prices at Kilroot and sale of the UK Wind business and Ebute as discussed above. These decreases were partially offset by new operations at IPP4 in Jordan as discussed above.

•
Asia — Overall favorable impact of $14 million driven by Masinloc in the Philippines primarily due to an unfavorable impact in the first quarter of 2014 resulting from the market operator’s adjustment to retrospectively recalculate energy prices in November and December 2013.

General and administrative expenses
General and administrative expenses increased $4 million, or 8%, to $55 million for the three months ended March 31, 2015 primarily due to increased business development costs.
Interest expense
Interest expense decreased $10 million, or 3%, to $363 million for the three months ended March 31, 2015. The decrease was primarily due to lower interest of $15 million at the Parent Company resulting from lower principal throughout 2015, partially offset by an increase at Tietê in Brazil due to higher debt principal and higher interest rates.
Interest income
Interest income increased $27 million, or 43%, to $90 million for the three months ended March 31, 2015. The increase was primarily due to higher interest income recognized on receivables in Argentina and increases at our utilities in Brazil resulting from higher regulatory asset balances and higher interest rates. Additionally, interest income associated with the financing element of our service concession arrangement at Mong Duong in Vietnam contributed to the increase.
Loss on extinguishment of debt
Loss on extinguishment of debt was $23 million for the three months ended March 31, 2015 and $134 million for the three months ended March 31, 2014. Amounts in both periods were primarily related to the early debt retirements at the Parent Company. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
See discussion of other income and expense in Note 13—Other Income and Expense in Item 1.—Financial Statements of this Form 10-Q for further information.
Goodwill impairment
There was no goodwill impairment expense for the three months ended March 31, 2015. Goodwill impairment expense for the three months ended March 31, 2014 was $154 million. See Note 14—Goodwill Impairment included in Item 1.— Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $8 million for the three months ended March 31, 2015 and $12 million for the three months ended March 31, 2014. See Note 15—Asset Impairment Expense in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction losses
Foreign currency transaction gains (losses) were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Parent Company	$(33)	$(2)
Argentina	15	(15)
Other	(5)	(2)
Total (1)	$(23)	$(19)
___________________________________________

(1)	Includes $36 million and $33 million of gains on foreign currency derivative contracts for the three months ended March 31, 2015 and 2014, respectively.
The Company recognized net foreign currency transaction losses of $23 million for the three months ended March 31, 2015 primarily due to:

•
a loss of $33 million at the Parent Company, which was primarily due to remeasurement losses on intercompany notes receivable denominated in Euro and British Pound Sterling, partially offset by gains on foreign currency options

•
a gain of $15 million in Argentina, which was primarily related to the favorable impact of foreign currency derivatives associated with government receivables at AES Argentina (an Argentine Peso functional currency subsidiary), partially offset by losses from the remeasurement of U.S. Dollar denominated debt at AES Argentina and losses from the remeasurement of local currency asset balance at Termoandes (a U.S. Dollar functional currency subsidiary)

The Company recognized foreign currency transaction losses of $19 million for the three months ended March 31, 2014 primarily due to:

•
a loss of $15 million in Argentina, which was primarily due to the devaluation of the Argentine Peso, resulting in losses at AES Argentina (an Argentine Peso functional currency subsidiary) associated with the remeasurement of its U.S. Dollar denominated debt, and losses at Termoandes mainly associated with the remeasurement of local currency asset balances. These losses were partially offset by a gain on foreign currency derivatives related to government receivables at AES Argentina

Income tax expense
Income tax expense increased $42 million, or 78%, to $96 million for the three months ended March 31, 2015 compared to $54 million for the three months ended March 31, 2014. The Company’s effective tax rates were 29% and 46% for the three months ended March 31, 2015 and 2014, respectively.
The net decrease in the effective tax rate for the three months ended March 31, 2015 compared to the same period in 2014 was principally due to the nondeductible goodwill impairments recorded in the first quarter of 2014. See Note 14—Goodwill Impairment in Item 1.—Financial Statements for further information.
Our effective tax rate reflects the tax effect of significant operations outside the U.S. which are generally taxed at lower rates than the U.S. statutory rate of 35%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings of affiliates
Net equity in earnings of affiliates decreased $10 million to $15 million for the three months ended March 31, 2015. The decrease was primarily due to lower earnings at Guacolda resulting from the sale of transmission lines in 2014.
Income from continuing operations attributable to noncontrolling interests
Income from continuing operations attributable to noncontrolling interests decreased $24 million, or 18%, to $112 million for the three months ended March 31, 2015. The decrease was primarily due to decreased operating margin at Tietê in Brazil related to lower hydrology and higher prices of energy purchased in the spot market. This was partially offset by an increase at Masinloc in the Philippines due to the July 2014 sale of a noncontrolling equity interest in that business, as well as increases in Panama and Chile due to higher operating margin.
Discontinued operations
There were no discontinued operations for the three months ended March 31, 2015. Losses from discontinued operations were $23 million for the three months ended March 31, 2014. See Note 16—Discontinued Operations and Held-for-Sale Businesses in Item 1.—Financial Statements of this Form 10-Q for further information.
Effective July 1, 2014, the Company prospectively adopted ASU No. 2014-08, which significantly changes the existing accounting guidance on discontinued operations. See Note 1—Financial Statement Presentation in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation increased $200 million to $142 million in the three months ended March 31, 2015 compared to a net loss attributable to The AES Corporation of $58 million in the three months ended March 31, 2014.
The key drivers of the increase include:

•	Lower goodwill impairment expense,

•	Lower losses on debt extinguishments, and

•	Higher interest income

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
Adjusted Operating Margin
Operating Margin is defined as revenue less cost of sales. Cost of sales includes costs incurred directly by the businesses in the ordinary course of business, such as:

•	Electricity and fuel purchases,

•	O&M costs,

•	Depreciation and amortization expense,

•	Bad debt expense and recoveries,

•	General administrative and support costs at the businesses, and

•	Gains or losses on derivatives associated with the purchase and sale of electricity or fuel.
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
Adjusted PTC and Adjusted EPS
We define Adjusted PTC as pretax income from continuing operations attributable to The AES Corporation excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) gains or losses due to dispositions and acquisitions of business interests, (d) losses due to impairments, and (e) costs due to the early retirement of debt. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.
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
We define Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) gains or losses due to dispositions and acquisitions of business interests, (d) losses due to impairments, and (e) costs due to the early retirement of debt.
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
Proportional Free Cash Flow
Refer to Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Proportional Free Cash Flow (a non-GAAP measure) for the discussion and reconciliation of Proportional Free Cash Flow to its nearest GAAP measure.
Reconciliations of Non-GAAP Measures

Adjusted Operating Margin	Three Months Ended March 31,
	2015	2014
	($’s in millions)
US	$175	$143
Andes	99	67
Brazil	40	86
MCAC	78	97
Europe	97	127
Asia	11	10
Corp/Other	12	22
Intersegment Eliminations	(2)	(6)
Total Adjusted Operating Margin	510	546
Noncontrolling Interests Adjustment	215	258
Derivatives Adjustment	(4)	(10)
Operating Margin	$721	$794

Adjusted PTC(1)	Total Adjusted PTC		Intersegment		External Adjusted PTC
Three Months Ended March 31,	2015	2014	2015	2014	2015	2014
	(in millions)
US SBU	$106	$75	$3	$3	$109	$78
Andes SBU	91	53	3	3	94	56
Brazil SBU	21	69	1	1	22	70
MCAC SBU	50	65	4	4	54	69
Europe SBU	85	115	3	3	88	118
Asia SBU	12	8	—	1	12	9
Corporate and Other	(113)	(142)	(14)	(15)	(127)	(157)
Total Adjusted PTC	$252	$243	$—	$—	$252	$243
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains					15	10
Unrealized foreign currency losses					(47)	(26)
Disposition/acquisition gains					5	1
Impairment losses					(6)	(166)
Loss on extinguishment of debt					(27)	(134)
Pretax contribution					192	(72)
Add: Income from continuing operations before taxes, attributable to noncontrolling interests					158	215
Less: Net equity in earnings of affiliates					15	25
Income from continuing operations before taxes and equity in earnings of affiliates					$335	$118
_____________________________

(1)
Adjusted PTC in each segment before intersegment eliminations includes the effect of intercompany transactions with other segments except for interest, charges for certain management fees and the write-off of intercompany balances.

Adjusted EPS	Three Months Ended March 31,
	2015		2014
Diluted earnings per share from continuing operations	$0.20		$(0.07)
Unrealized derivative (gains) losses (1)	(0.01)		(0.01)
Unrealized foreign currency transaction (gains) losses (2)	0.03		0.02
Disposition/acquisition (gains) losses	(0.01)		—
Impairment losses	0.01		0.17	(3)
Loss on extinguishment of debt	0.03	(4)	0.13	(5)
Adjusted EPS	$0.25		$0.24
_____________________________

(1)	Unrealized derivative (gains) losses were net of income tax per share of $(0.01) and $(0.01) in the three months ended March 31, 2015 and 2014, respectively.

(2)	Unrealized foreign currency transaction (gains) losses were net of income tax per share of $0.03 and $0.01 in the three months ended March 31, 2015 and 2014, respectively.

(3)
Amount primarily relates to the goodwill impairments at DPLER of $136 million ($93 million, or $0.13 per share, net of income tax per share of $0.06), at Buffalo Gap of $18 million ($18 million, or $0.03 per share, net of income tax per share of $0.00) and asset impairment at DPL $12 million ($8 million, or $0.01 per share, net of income tax per share of $0.00).

(4)	Amount primarily relates to the loss on early retirement of debt at the Parent Company of $26 million ($18 million, or $0.03 per share, net of income tax per share of $0.01).

(5)	Amount primarily relates to the loss on early retirement of debt at the Parent Company of $132 million ($91 million, or $0.13 per share, net of income tax per share of $0.06).
Operating Margin and Adjusted PTC Analysis
US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our US SBU for the periods indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Operating Margin	$173	$134	$39	29%
Noncontrolling Interests Adjustment	(2)	—
Derivatives Adjustment	4	9
Adjusted Operating Margin	$175	$143	$32	22%
Adjusted PTC	$106	$75	$31	41%
Operating Margin for the three months ended March 31, 2015 increased by $39 million, or 29%. This performance was driven primarily by the following businesses and key operating drivers:

•
DPL in Ohio increased by $45 million driven by higher margin of $33 million primarily due to outages and lower gas availability in the first quarter of 2014 as well as lower fixed costs of $11 million primarily due to decreased storm costs, competitive retail marketing expenses and generation related fixed costs in the first quarter of 2015.

This increase was partially offset by:

•	US Generation decreased by $5 million driven primarily by lower production and merchant prices across the US Wind businesses.

Adjusted Operating Margin increased by $32 million for the US SBU due to the drivers above, excluding the impact of unrealized derivative gains and losses. AES owns 100% of its businesses in the US with the exception of IPL with ownership of 85% as of March 2015.
Adjusted PTC increased by $31 million driven by the increase of $32 million in Adjusted Operating Margin described above.
Andes SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Andes SBU for the periods indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Operating Margin	$131	$91	$40	44%
Noncontrolling Interests Adjustment	(32)	(24)
Derivatives Adjustment	—	—
Adjusted Operating Margin	$99	$67	$32	48%
Adjusted PTC	$91	$53	$38	72%
Operating Margin for the three months ended March 31, 2015 increased by $40 million, or 44%, including the unfavorable FX and remeasurement impact of $11 million. This performance was driven primarily by the following businesses and key operating drivers:

•
Gener in Chile increased by $50 million, driven by higher volume of $32 million due to better availability from more efficient coal generation of $20 million, the impact of a new tolling agreement of $6 million, and higher capacity revenue of $5 million driven by a settlement in the first quarter of 2014 as well as better rates of $22 million driven primarily by lower prices on purchased power of $14 million and lower coal prices and other variable cost of $5 million; and

•	Argentina increased by $10 million due to higher rates from the impact of Resolution 529 in the second quarter of 2014.
These increases were partially offset by:

•	Chivor in Colombia decreased by $20 million, driven by unfavorable foreign currency impact of $11 million, higher fixed cost of $6 million due to the tax reform and lower generation of $3 million.
Adjusted Operating Margin increased by $32 million for the year due to the drivers above, adjusted for the impact of noncontrolling interests. AES owns 71% of Gener and Chivor and 100% of AES Argentina.
Adjusted PTC increased by $38 million, driven by the increase of $32 million in Adjusted Operating Margin described above as well as higher interest earnings in Argentina of $8 million and lower realized FX losses in Chile, partially offset by lower equity earnings of $13 million from Guacolda in Chile primarily due to sale of a transmission line in 2014.
Brazil SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Brazil SBU for the periods indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Operating Margin	$177	$321	$(144)	-45%
Noncontrolling Interests Adjustment	(137)	(235)
Derivatives Adjustment	—	—
Adjusted Operating Margin	$40	$86	$(46)	-53%
Adjusted PTC	$21	$69	$(48)	-70%
Operating Margin for the three months ended March 31, 2015 decreased by $144 million, or 45%, including the unfavorable FX impact of $39 million. This performance was driven primarily by the following businesses and key operating drivers:

•
Tietê decreased by $112 million driven by unfavorable FX impact of $26 million and the net impact of $89 million due to higher contracted volumes sold to Eletropaulo in the first quarter of 2015 compared to sales in the spot market in the first quarter of 2014 as well as higher energy purchases due to lower hydrological production in the system;

•	Sul decreased by $18 million driven by lower volume of $14 million due to lower demand and higher fixed costs of $6 million; and

•
Eletropaulo decreased by $18 million driven by higher fixed costs of $29 million primarily due to higher bad debt expense, people costs and penalties as well as unfavorable FX impact of $10 million, partially offset by higher rates and volume of $22 million due to tariff increase in July 2014 and lower losses in 2015.

Adjusted Operating Margin decreased by $46 million primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests. AES owns 16% of Eletropaulo, 46% of Uruguaiana, 100% of Sul and 24% of Tietê.
Adjusted PTC decreased by $48 million, due to the decrease of $46 million in Adjusted Operating Margin as described above.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our MCAC SBU for the periods indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Operating Margin	$103	$89	$14	16%
Noncontrolling Interests Adjustment	(23)	7
Derivatives Adjustment	(2)	1
Adjusted Operating Margin	$78	$97	$(19)	-20%
Adjusted PTC	$50	$65	$(15)	-23%
Operating Margin for the three months ended March 31, 2015 increased by $14 million, or 16%, including the unfavorable FX impact of $1 million. This performance was driven primarily by the following businesses and key operating drivers:

•
Panama increased by $58 million, driven by better hydrological conditions, which resulted in higher generation and lower energy purchases of $64 million, partially offset by lower compensation from the government of Panama of $5 million related to spot purchases from dry hydrological conditions; and

•	El Salvador increased by $15 million, primarily due to a 2014 one-time unfavorable adjustment to unbilled revenue, as well as lower regulated fees.
These increases were partially offset by:

•
Dominican Republic decreased by $51 million, mainly related to lower PPA results of $15 million and lower gas sales to third parties of $10 million driven by lower commodity prices, lower availability of $14 million, lower frequency regulation of $6 million and higher fixed costs of $7 million primarily maintenance; and

•	Mexico decreased by $6 million, driven by higher fuel costs, lower availability and other fixed costs.
Adjusted Operating Margin decreased by $19 million due to the drivers above, adjusted for the impact of noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 89.8% of Changuinola and 49% of its other generation facilities in Panama, 92% of Andres and Los Mina, 46% of Itabo in the Dominican Republic, 99% of TEG/TEP and 55% of Merida in Mexico, and a weighted average of 75% of its businesses in El Salvador.
Adjusted PTC decreased by $15 million, driven by the decrease of $19 million in Adjusted Operating Margin as described above.
Europe SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Europe SBU for the periods indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Operating Margin	$103	$133	$(30)	-23%
Noncontrolling Interests Adjustment	(8)	(6)
Derivatives Adjustment	2	—
Adjusted Operating Margin	$97	$127	$(30)	-24%
Adjusted PTC	$85	$115	$(30)	-26%

Operating Margin for the three months ended March 31, 2015 decreased by $30 million, or 23%, including the unfavorable FX impact of $14 million. This performance was driven primarily by the following businesses and key operating drivers:

•	Maritza in Bulgaria decreased by $14 million driven by unfavorable FX of $8 million and primarily higher outages and related costs of $6 million;

•	Kilroot in the U.K. decreased by $8 million primarily driven by lower prices of $6 million and unfavorable FX of $2 million; and

•	Sale of UK Wind assets and Ebute in Nigeria of $14 million in August and November 2014, respectively.
These decreases were partially offset by:

•	New operations at IPP4 in Jordan of $10 million; which commenced operations in July 2014.
Adjusted Operating Margin decreased by $30 million due to the drivers above adjusted for noncontrolling interests and excluding unrealized gains and losses on derivatives.
Adjusted PTC decreased by $30 million, as a result of the decrease of $30 million in Adjusted Operating Margin described above.
Asia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC for our Asia SBU for the periods indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Operating Margin	$24	$10	$14	140%
Noncontrolling Interests Adjustment	(13)	—
Derivatives Adjustment	—	—
Adjusted Operating Margin	$11	$10	$1	10%
Adjusted PTC	$12	$8	$4	50%
Operating margin for the three months ended March 31, 2015 increased by $14 million, or 140%. This performance was driven primarily by the following business and key operating drivers:

•
Masinloc in the Philippines increased by $13 million primarily due to an unfavorable impact of $15 million in the first quarter of 2014 resulting from the market operator's adjustment to retrospectively recalculate energy prices in November and December 2013.

Adjusted Operating Margin increased by $1 million due to the drivers above adjusted for the impact of noncontrolling interests primarily due to Masinloc ownership at 92% in the first quarter of 2014 prior to sell-down. AES owns 51% of Masinloc after the sell-down in mid-July 2014 and 90% of Kelanitissa.
Adjusted PTC increased by $4 million, as a result of the increase of $1 million in Adjusted Operating Margin described above as well as lower interest expense and lower realized FX losses in Masinloc and Mong Duong Unit 1 coming online March 4th.
Key Trends and Uncertainties
During the remainder of 2015 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors, a combination of factors, (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise.
Operational
Sensitivity to Dry Hydrological Conditions
Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. Since 2013, dry hydrological conditions in Brazil, Panama, Chile and Colombia have presented challenges for our businesses in these markets. Low rainfall and water inflows have caused reservoir levels to be below historical levels, reduced generation output, and increased prices for electricity. If hydrological conditions do not improve and our hydroelectric generation facilities cannot generate sufficient energy to meet contractual arrangements, we may need to purchase energy to fulfill our obligations, which could have a material adverse impact on our results of operations. Some local forecasts suggest continued dry conditions will continue through first half of 2015. Even if rainfall and water inflows return to historical average, in some cases high market prices and low generation could persist until reservoir levels are fully recovered.
Brazil — In Brazil, the system operator controls all hydroelectric generation dispatch and reservoir levels, and a mechanism known as MRE was created to share hydrological risk across all generators. If the system of hydroelectric generation facilities generates less than the assured energy of the system, the shortfall is shared among generators, and depending on a generator's contract level, is fulfilled with spot market purchases. The system average inflows in 2014 were the 10th worst of the historical data since 1931. The consequences of unfavorable hydrology are (i) thermal plants (more expensive to the system) being dispatched, (ii) lower hydro power generation with deficits in the MRE and (iii) high spot prices. During 2014, spot prices sustained significantly high levels causing financial stress to most entities in the energy sector. From February to April 2014, the spot price was at the cap level of R$822/MWh, contributing to the average spot price of R$690/MWh for all of 2014. During October and November 2014, ANEEL conducted a public hearing to define a new spot price cap, reducing it from R$822/MWh to R$388/MWh from January 2015 forward. The lower cap price results in a meaningful reduction of expenses for entities negatively exposed to the spot price in 2015.
We expect the system operator in Brazil to continue to pursue a more conservative reservoir management strategy going forward, including the dispatch of up to 17 GW of thermal generation capacity, which could result in lower dispatch of hydroelectric generation facilities and electricity prices at high levels. AES Tietê has contract obligations throughout 2015 and may need to fulfill some of these obligations with spot purchases, so they will be sensitive to generation output and spot prices for electricity during this period. In addition, the costs incurred on energy purchases by our distribution companies (AES Eletropaulo and AES Sul) are passed through to customers with adjustments on a yearly basis, so working capital will be sensitive to significant increases in energy prices. In order to reduce potential working capital needs, in February 2015, ANEEL opened two public hearings i) to discuss an Extraordinary Tariff Review requested by distribution companies and ii) to discuss adjustments to a tariff flag mechanism that may change the tariff to customers on a monthly basis depending on energy prices. These items were approved by ANEEL and made effective on March 2, 2015. The Extraordinary Tariff Review represented an average tariff increase of 32% in AES Eletropaulo and 39% at AES Sul. The tariff flag mechanism, a temporary measure in response to higher energy prices due to dry hydrological conditions, was improved by incorporating i) a higher tariff increase depending on the energy purchase costs and ii) resources collected by the tariff flag being centralized in an account and shared among distribution companies in proportion to their respective involuntary exposure. These mechanisms are expected to reduce working capital needs for distribution companies.
Finally, if dry conditions persist until the beginning and/or through the next rainy season starting in November 2015 and there is no sufficient load demand reduction in the system, there is a risk that the government of Brazil could implement a rationing program in late 2015 or early 2016. If rationing were to occur, we would expect rules to be implemented that may include, but are not limited to, i) adjustments to hydroelectric generation PPAs in accordance with the overall load reduction affecting contracting position of hydroelectric generators and distribution companies, ii) reductions in energy consumption impacting hydroelectric generation and margins of distribution companies, iii) increases in costs for distribution companies to provide additional customer services, communications, and to comply with rationing decree rules and iv) increases in losses and delinquency for distribution companies due to higher tariffs and potential penalties. As a result, if hydrology continues below the long-term average and/or Brazil implements a rationing program, we would expect there to be an adverse impact on our results of operations and cash flows of our generation and distribution businesses in Brazil.
Panama — In Panama, dry hydrological conditions continued in 2015 reducing generation output from hydroelectric facilities, and are expected to last through the first half of the year. However, the effects of El Niño could potentially extend the dry hydrology conditions for the rest of the year.
AES Panama has to purchase energy on the spot market to fulfill its contract obligations when its generation output is below contract levels, and we expect this trend to continue through the first half of the year which will continue to impact our results of operations. As authorized on March 31, 2014, the government of Panama agreed to reduce the financial impact of spot electricity purchases and transmission constraints equivalent to a 70 MW reduction in contracted capacity from 2014 to 2016 by compensating AES Panama for adverse variances between spot prices and a fixed rate, equivalent to the average contract price, up to a maximum of $40 million in 2014, $30 million in 2015 and $30 million in 2016, not adjusted for ownership. Compensation payments recognized through December 31, 2014 and March 31, 2015 were $40 million and $2 million respectively, of which $5 million are pending to be collected. Additionally, as part of our strategy to reduce our reliance on hydrology, in September 2014, AES Panama acquired a 72 MW power barge for $27 million, financed with non-recourse debt, which became operational in March 2015. As of March 31, 2015, amounts capitalized include $45 million recorded in Electric Generation Assets and $10 million recorded in Construction in Progress related to some components still in process. The commercial operation certificate is expected to be obtained in early May 2015.

Macroeconomic and Political
During the past few years, economic conditions in some countries where our subsidiaries conduct business have deteriorated. Global economic conditions remain volatile and could have an adverse impact on our businesses in the event these recent trends continue.
Argentina — In Argentina, economic conditions remain unfavorable, as measured by indicators such as non-receding inflation, increased government deficits, diminished sovereign reserves, lack of foreign currency accessibility, the potential for continued devaluation of the local currency, and a decline in expectations for economic growth. Many of these economic conditions in conjunction with the restrictions to freely access the foreign exchange currency established by the Argentine Government since 2012, have contributed to the development of a limited parallel unofficial foreign exchange market that is less favorable than the official exchange. At March 31, 2015, all transactions at our businesses in Argentina were translated using the official exchange rate published by the Argentine Central Bank. See Note 7—Financing Receivables in Item 8.—Financial Statements and Supplementary Data of the 2014 Form 10-K for further information on the long-term receivables. In January 2014, the Argentine Peso devalued by approximately 20%, the most rapid depreciation since 2002. While the currency stabilized in the latter part of 2014 and throughout the first quarter of 2015, further weakening of the Argentine Peso and local economic activity could cause significant volatility in our results of operations, cash flows, the ability to pay dividends to the Parent Company, and the value of our assets.
Argentina defaulted on its public debt in 2001, when it stopped making payments on about $100 billion amid a deep economic crisis. In 2005 and 2010, Argentina restructured its defaulted bonds into new securities valued at about 33 cents on the dollar. Between the two transactions, 93% of the bondholders agreed to exchange their defaulted bonds for new bonds. The remaining 7% did not accept the restructured deal. Since then, a certain group of the “hold-out” bondholders have been in judicial proceedings with Argentina regarding payment. More recently, the United States District Court ruled that Argentina would need to make payment to such hold-out bondholders according to the original applicable terms. Despite intense negotiations with the hold-out bondholders through the U.S. District Court Appointed Special Master, on July 30, 2014 the parties failed to reach a settlement agreement and consequently (as referred by S&P and Fitch ratings) Argentina fell into a selective default resulting from failure to make interest payments on its Discount Bonds maturing in December 2033. Although this situation remains unresolved, it has not caused any significant changes that impact our current exposures; however, as noted above, there could be impacts on our businesses in the future.
Bulgaria — A set of changes to the Energy Law were prepared by the Energy Commission of the Parliament, voted and enacted in March 2015 and are under implementation. Main changes include the limitation of electricity purchases from co-generators at preferential rates, the allocation of the proceeds from state EU-ETS sales to NEK, and the appointment of a new regulator by the Parliament in April 2015.
Another component of the energy sector restructuring is the negotiation of an amendment of Maritza’s PPA. Maritza has engaged in negotiations with NEK and other Bulgarian state bodies concerning these matters. In April 2015, the Company signed a non-binding Heads of Terms Agreement (“HTA”) with NEK regarding proposed amendments to the existing PPA with NEK. Under the framework set forth in the HTA, both parties will endeavor to make certain changes to the PPA, under which Maritza sells its output to NEK through 2026 (“PPA Term”). Under this framework, Maritza and NEK would reduce the capacity payment to Maritza under the PPA by 14% through the PPA Term, without impacting the energy price component. In exchange, NEK would pay Maritza its overdue receivables. Payment of the overdue receivables is contingent upon NEK obtaining financing support. Total receivables were approximately $236 million as of March 31, 2015. NEK and Maritza are seeking to enter into the binding amendment of Maritza's PPA by the third quarter of 2015.
For the period January through March 2015 NEK paid in total EUR 92 million which is EUR 35 million more than the same period of 2014 (EUR 57 million). As of March 31, 2015, Maritza’s outstanding receivables were comprised of $17 million in current receivables, $135 million of receivables overdue by less than 90 days, and $84 million of receivables overdue by more than 90 days with no significant change from December 31, 2014 balances.
Until a complete and binding resolution is in place, there remains a risk that we may still face a loss of earnings and/or cash flows from the affected businesses (or be unable to exercise remedies for a breach of the PPA) and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value and/or face the possibility that these projects cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.
As of March 31, 2015, we concluded there is no indicator of an impairment of the long-lived assets in Bulgaria for
Maritza, which were $1.2 billion and total debt of $583 million, and Kavarna, which were $212 million and total debt of $142 million. Therefore, management believes the carrying amount of the asset groups is recoverable as of March 31, 2015.
India — AES has one coal-fired project under development with a total capacity of 1,320 MW which is an expansion of our existing OPGC business. The project started construction in April 2014 and is currently expected to begin operations in

2018. In August 2014, the Supreme Court of India invalidated the allocation of coal blocks to companies with certain levels of private ownership. In order to comply with the ruling, OPGC has formed a JV company with Odisha Hydro Power Corporation Ltd. and, in March 2015, this JV company has re-allocated the coal blocks for the OPGC expansion project.
Puerto Rico — As stated in Item 7.—Management’s discussion and analysis of financial condition and results of operations—Key Trends and Uncertainties—Puerto Rico of the Company’s 2014 Form 10-K, our subsidiary in Puerto Rico has a long term PPA with PREPA, a state-owned entity. Due to the ongoing economic situation in the country, PREPA faces significant financial challenges.
On June 28, 2014, the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) was signed into law, which allows public corporations, including PREPA, to adjust their debts. On July 6, 2014 PREPA entered into a Forbearance Agreement with its lenders in order to permit an opportunity for negotiation of a possible financial restructuring of PREPA. The expiration of this agreement was subsequently extended to June 4, 2015. On December 14, 2014, PREPA presented the first stage of its restructuring plan. On February 2015, the negotiating position of PREPA was weakened when the federal court deemed the Recovery Act unconstitutional. The Puerto Rican government is appealing the decision of the court. PREPA has confirmed that it plans to deliver a final Restructuring Plan by June 1, 2015.
AES Puerto Rico's receivables balance from PREPA as of March 31, 2015 is $88 million, of which $31 million is overdue. Subsequent to March 31, 2015, the full overdue balance has been collected.
As the events pertaining to the Forbearance Agreement continued to unfold, as of March 31, 2015 we concluded that there was no indicator of an impairment of the long-lived assets in Puerto Rico, which were $581 million and total debt of $517 million. Therefore, management believes the carrying amount of the asset group is recoverable as of March 31, 2015.
If global economic conditions deteriorate further, it could also affect the prices we receive for the electricity we generate or transmit. Utility regulators or parties to our generation contracts may seek to lower our prices based on prevailing market conditions pursuant to PPAs, concession agreements or other contracts as they come up for renewal or reset. In addition, rising fuel and other costs coupled with contractual price or tariff decreases could restrict our ability to operate profitably in a given market. Each of these factors, as well as those discussed above, could result in a decline in the value of our assets including those at the businesses we operate, our equity investments and projects under development could result in asset impairments that could be material to our operations. We continue to monitor our projects and businesses.
Impairments
Goodwill — In the first quarter of 2014, the Company recognized a full goodwill impairment of $136 million at DPLER and a goodwill impairment of $18 million at Buffalo Gap. During 2014, the Company recognized total goodwill impairment expense of $164 million. The Company has no reporting units considered to be “at risk”. A reporting unit is considered “at risk” when its fair value is not higher than its carrying amount by more than 10%. The Company monitors its reporting units at risk of step 1 failure on an ongoing basis. It is possible that the Company may incur goodwill impairment charges at any reporting units containing goodwill in future periods if adverse changes in their business or operating environments occur. See Note 10—Goodwill and Other Intangible Assets included in Item 8.—Financial Statements and Supplementary Data of our 2014 Form 10-K for further information.

Capital Resources and Liquidity
Overview — As of March 31, 2015, the Company had unrestricted cash and cash equivalents of $1.3 billion, of which $292 million was held at the Parent Company and qualified holding companies. The Company had $582 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $724 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.5 billion and $4.9 billion, respectively. Of the approximately $1.8 billion of our current non-recourse debt, $1.1 billion was presented as such because it is due in the next 12 months and $725 million relates to debt considered in default due to covenant violations. The defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants and/or other conditions such as (but not limited to) failure to meet information covenants, complete construction or other milestones in an allocated time, meet certain minimum or maximum financial ratios, or other requirements contained in the non-recourse debt documents of the Company.
We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates or through opportunistic refinancing activity or some combination thereof. None of our recourse debt matures within the next 12 months.
We rely mainly on long-term debt obligations to fund our construction activities. We have, to the extent available at acceptable terms, utilized non-recourse debt to fund a significant portion of the capital expenditures and investments required to construct and acquire our electric power plants, distribution companies and related assets. Our non-recourse financing is designed to limit cross-default risk to the Parent Company or other subsidiaries and affiliates. Our non-recourse long-term debt is a combination of fixed and variable interest rate instruments. Generally, a portion or all of the variable rate debt is fixed through the use of interest rate swaps. In addition, the debt is typically denominated in the currency that matches the currency of the revenue expected to be generated from the benefiting project, thereby reducing currency risk. In certain cases, the currency is matched through the use of derivative instruments. The majority of our non-recourse debt is funded by international commercial banks, with debt capacity supplemented by multilaterals and local regional banks.
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its senior secured credit facility and floating rate senior unsecured notes due 2019. On a consolidated basis, of the Company’s $15.5 billion of total non-recourse debt outstanding as of March 31, 2015, approximately $3.7 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At March 31, 2015, the Parent Company had provided outstanding financial and performance-related guarantees, indemnities or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $392 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below). These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
As a result of the Parent Company’s below-investment-grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2015, we had $61 million in letters of credit outstanding, provided under our senior secured credit facility and $72 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities, construction activities and subsidiary operations. During the quarter ended March 31, 2015, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts.
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

Financing Receivables — As of March 31, 2015, the Company had approximately $343 million and $50 million of accounts receivable classified as Noncurrent assets—other and Current assets—Accounts receivable, respectively, primarily related to certain of its generation businesses in Argentina and the United States, and its utility businesses in Brazil and Cameroon (sold in 2014). The noncurrent portion primarily consists of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2016, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 6—Financing Receivables included in Part I Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Regulatory Matters—Argentina included in the 2014 Form 10-K for further information.
Consolidated Cash Flows — During the three months ended March 31, 2015, cash and cash equivalents decreased $202 million to $1.3 billion. The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Cash flows provided by (used in):	(in millions)
Operating activities	$437	$221	$216	98%
Investing activities	(720)	(326)	(394)	121%
Financing activities	113	(132)	245	-186%
Effect of exchange rate changes on cash	(27)	(22)	(5)	23%
Decrease in cash of discontinued and held-for sale businesses	(5)	30	(35)	-117%
Net (decrease) increase in cash and cash equivalents	(202)	(229)	27	-12%
Cash and cash equivalents at beginning of period	$1,539	$1,642	$(103)	-6%
Cash and cash equivalents at end of period	$1,337	$1,413	$(76)	-5%
Net Cash Flows from Operating Activities
Net cash provided by operating activities were driven by:

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	% Change
	($ in millions)
Net Income	$254	$66	$188	285%
Depreciation and amortization	298	306	(8)	-3%
Impairment expenses	8	166	(158)	-95%
Loss on the extinguishment of debt	23	134	(111)	-83%
Other non-cash adjustments	66	151	(85)	-56%
Net income, adjusted for non-cash items	$649	$823	$(174)	-21%
Net (increase) in operating assets and liabilities (1)	$(212)	$(602)	$390	-65%
Net cash provided by operating activities (2)	$437	$221	$216	98%
_____________________________

(1)	Refer to the first two tables below for explanations by operating assets and liabilities.

(2)	Refer to the third table below for drivers by business.
Net change in operating assets and liabilities were driven by:

Three Months Ended March 31, 2015
(in millions)
Increase in accounts receivable, primarily at Uruguaiana, Eletropaulo, Gener and Argentina	$(337)
Increase in regulatory assets primarily at Eletropaulo and Sul, and service concession assets at Mong Duong	(290)
Increase in accounts payable and other current liabilities primarily at Eletropaulo and Uruguaiana	273
Increase in other liabilities primarily at Eletropaulo and Sul	124
Other operating assets and liabilities	18
Net (increase) in operating assets and liabilities	$(212)

Three Months Ended March 31, 2014
(in millions)
Increase in regulatory assets at Eletropaulo and Sul	$(444)
Increase in accounts receivable, primarily at Uruguaiana, Gener and Maritza	(219)
Decrease primarily related to payments of income taxes exceeding accruals for the 2014 tax liability	(206)
Increase in accounts payable and other current liabilities, primarily Eletropaulo and Sul	415
Other operating assets and liabilities activities	(148)
Net (increase) in operating assets and liabilities	$(602)

Business drivers for the net increase in cash flows from operating activities for the three months March 31, 2015 compared to the three months ended March 31, 2014 were the following ($ in millions):

Brazil — increase of $78 million primarily due to:	Amount
Increase at Eletropaulo due to higher customer collections due to higher tariffs	$192
Increase at Tietê due to lower tax payments as a result of prior year margins	106
Decrease at Tietê due to higher payments for energy purchases in spot market as result of unfavorable hydrology	(180)
Decrease at Eletropaulo due to higher payments for energy purchases and transmission costs	(65)
MCAC — increase of $67 million primarily due to:
Increase at El Salvador primarily due to lower energy purchases resulting from lower fuel prices	36
Increase at Puerto Rico due to payment timing of coal purchases in prior year	27
Europe — increase of $14 million primarily due to:
Increase in Maritza related to higher collections received from NEK	38
Decrease in operating cash at Sonel as a result of the sale of business in 2014	(26)
US — increase of $101 million primarily due to:
Increase at DPL due to higher collections and lower fuel costs	32
Increase at IPALCO due to lower required pension contributions	29
Increase at DPL due to higher collateral deposits with PJM in the prior year as a result of outages	23
Increase at IPALCO due to timing of maintenance cost payments related to plant outages	17
Corporate and other business drivers	(13)
$216
Net Cash Flows from Investing Activities
Net cash used in investing activities were driven by:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Capital expenditures (1)	$(619)	$(399)	$(220)	55%
Other investing activities	(101)	73	(174)	-238%
Net cash used in investing activities	$(720)	$(326)	$(394)	121%
__________________

(1)	Refer to table below for capital expenditures types and drivers by business.
Net cash used for capital expenditures were driven by:

		Three Months Ended March 31,
		2015	2014	$ Change	% Change
SBU	Growth capital expenditures:	($ in millions)
US	IPALCO — primarily related to replacement generation projects	$(44)	$(7)	$(37)	529%
Andes	Gener — primarily related to Alto Maipo and Cochrane construction projects	(294)	(116)	(178)	153%
Brazil	Eletropaulo — primarily related to customer connection and distribution grid projects	(25)	(42)	17	-40%
Europe	Jordan — IPP4 construction project	—	(31)	31	-100%
	Other businesses	(63)	(48)	(15)	31%
	Total growth capital expenditures	$(426)	$(244)	$(182)	75%
	Maintenance and environmental capital expenditures:
US	DPL — related to maintenance on generating units and trans/distribution equipment	$(22)	$(18)	$(4)	22%
US	IPALCO — primarily related to MATS project and maintenance on equipment	(70)	(35)	(35)	100%
Andes	Gener — primarily related to the SING and the Ventanas Unit 1 and 2 plants	(20)	(12)	(8)	67%
Brazil	Eletropaulo — primarily related to customer connection and distribution grid projects	(17)	(12)	(5)	42%
Brazil	Sul — primarily related to distribution grid projects	(10)	(15)	5	-33%
Brazil	Tietê — primarily related to modernization of generating units	(12)	(18)	6	-33%
	Other businesses	(42)	(45)	3	-7%
	Total maintenance and environmental capital expenditures	$(193)	$(155)	$(38)	25%
	Total capital expenditures	$(619)	$(399)	$(220)	55%

Net Cash Flows from Financing Activities
Net cash provided by (used in) financing activities were driven by:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Issuance of recourse and non-recourse debt:
Corporate — Parent Company	$—	$750	$(750)	-100%
Andes — Gener	297	129	168	130%
Brazil — Sul	177	60	117	195%
Brazil — Tietê	—	129	(129)	-100%
Asia — Mong Duong	17	143	(126)	-88%
Other businesses	83	93	(10)	-11%
Total issuance of recourse and non-recourse debt	$574	$1,304	$(730)	-56%
Repayments of recourse and non-recourse debt:
Corporate — Parent Company	$(336)	$(866)	$530	-61%
Andes — Gener	—	(149)	149	-100%
Brazil — Sul	(145)	(3)	(142)	NM
Other businesses	(124)	(197)	73	-37%
Total repayments of recourse and non-recourse debt	$(605)	$(1,215)	$610	-50%
Proceeds from the sale of redeemable stock of subsidiaries:
Corporate — Parent Company related to IPALCO	$247	$—	$247	100%
Total proceeds from the sale of redeemable stock of subsidiaries	$247	$—	$247	100%
Payments for financed capital expenditures:
Andes — Cochrane	$(36)	$—	$(36)	100%
Asia — Mong Duong	—	(157)	157	-100%
Other businesses	(6)	(21)	15	-71%
Total payments for financed capital expenditures	$(42)	$(178)	$136	-76%
Other financing activities	$(61)	$(43)	$(18)	42%
Net cash provided by (used in) financing activities	$113	$(132)	$245	-186%
_____________________________
NM - Not Meaningful
Proportional Free Cash Flow (a non-GAAP measure)
We define Proportional Free Cash Flow as cash flows from operating activities less maintenance capital expenditures (including non-recoverable environmental capital expenditures), adjusted for the estimated impact of noncontrolling interests. The proportionate share of cash flows and related adjustments attributable to noncontrolling interests in our subsidiaries comprise the proportional adjustment factor presented in the reconciliation below. Upon the Company’s adoption of the accounting guidance for service concession arrangements effective January 1, 2015, capital expenditures related to service concession assets that would have been classified as investing activities on the Condensed Consolidated Statement of Cash Flows are now classified as operating activities. See Note 1—Financial Statement Presentation of this Form 10-Q for further information on the adoption of this guidance.
For the quarter ended March 31, 2015, the Company changed the definition of Proportional Free Cash Flow to exclude the cash flows for capital expenditures related to service concession assets that are now classified within net cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. The proportional adjustment factor for these capital expenditures is presented in the reconciliation below.
We exclude environmental capital expenditures that are expected to be recovered through regulatory, contractual or other mechanisms. An example of recoverable environmental capital expenditures is IPL’s investment in MATS-related environmental upgrades that are recovered through a tracker. See Item 1.—Business—US SBU—IPALCO—Environmental Matters in our 2014 Form 10-K for details of these investments.
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

Calculation of Proportional Free Cash Flow	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in millions)
Net Cash provided by operating activities	$437	$221	$216	98%
Add: capital expenditures related to service concession assets (1)	20	—	20	100%
Adjusted Operating Cash Flow	$457	$221	$236	107%
Less: proportional adjustment factor on operating cash activities (2) (3)	(72)	20	(92)	-460%
Proportional Adjusted Operating Cash Flow	$385	$241	$144	60%
Less: proportional maintenance capital expenditures, net of reinsurance proceeds (2)	(113)	(104)	(9)	9%
Less: proportional non-recoverable environmental capital expenditures (2) (4)	(7)	(8)	1	-13%
Proportional Free Cash Flow	$265	$129	$136	105%
____________________________

(1)	Service concession asset expenditures excluded from proportional free cash flow non-GAAP metric.

(2)
The proportional adjustment factor, proportional maintenance capital expenditures (net of reinsurance proceeds), and proportional non-recoverable environmental capital expenditures are calculated by multiplying the percentage owned by non-controlling interests for each entity by its corresponding consolidated cash flow metric and adding up the resulting figures. For example, the Company owns approximately 71% of AES Gener, its subsidiary in Chile. Assuming a consolidated net cash flow from operating activities of $100 from AES Gener, the proportional adjustment factor for AES Gener would equal approximately $29 (or $100 x 29%). The Company calculates the proportional adjustment factor for each consolidated business in this manner and then adds these amounts together to determine the total proportional adjustment factor used in the reconciliation. The proportional adjustment factor may differ from the proportion of income attributable to noncontrolling interests as a result of (a) non-cash items which impact income but not cash and (b) AES’ ownership interest in the subsidiary where such items occur.

(3)	Includes proportional adjustment amount for service concession asset expenditures of $10 million for the three months ended March 31, 2015.

(4)	Excludes IPALCO’s proportional recoverable environmental capital expenditures of $39 million and $23 million for the three months March 31, 2015 and March 31, 2014, respectively.

Proportional Free Cash Flow by SBU	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in millions)
US SBU	$155	$81	$74	91%
Andes SBU	17	23	(6)	-26%
Brazil SBU	(47)	(62)	15	-24%
MCAC SBU	114	59	55	93%
Europe SBU	139	118	21	18%
Asia SBU	4	41	(37)	-90%
Corporate SBU	(117)	(131)	14	-11%
Proportional Free Cash Flow — Total SBUs	$265	$129	$136	105%

Proportional Free Cash Flow for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased $136 million, driven primarily by the following SBUs and key operating drivers excluding intercompany related transactions pertaining to interest, tax sharing and charges for management fee and transfer pricing ($ in millions):

Drivers by SBU	Amount
US — increase of $74 million primarily due to:
Increase at DPL due to higher collections and lower fuel costs	$32
Increase at IPALCO primarily due to lower required pension contributions	29
Increase at DPL due to higher collateral deposits with PJM in prior year as a result of outages	23
Increase at IPALCO due to timing of maintenance costs related to plant outages	17
Decrease due to higher maintenance and non-recoverable environmental capital expenditures	(19)
Andes — decrease of $6 million primarily due to:
Decrease due to timing of maintenance capital expenditures	(4)
Brazil — increase of $15 million primarily due to:
Increase at Sul due to higher collections mainly attributable to higher tariffs	51
Increase at Eletropaulo due to higher collections	31
Increase at Tietê due to lower tax payments as result of prior year margins	26
Increase at Sul due to lower maintenance capital expenditure	5
Decrease at operational businesses due to higher energy purchases resulting from unfavorable hydrology	(74)
Decrease at Sul due to higher interest payments	(16)
Decrease due to income tax refund collected in prior year	(14)
MCAC — increase of $55 million primarily due to:
Increase at El Salvador due to lower energy purchases resulting from lower fuel prices	29
Increase at Puerto Rico due to payment timing of coal purchases in prior year	27
Increase at Puerto Rico due to higher collections from PREPA and lower coal purchase prices	19
Increase at Panama due to compensation received from local governments to offset poor hydrology	6
Decrease at Dominican Republic primarily due to lower collections from distribution companies	(46)
Europe — increase of $21 million primarily due to:
Increase at Maritza primarily due to higher collections from NEK	38
Decrease at Kilroot driven by collections on lower margin sales	(11)
Decrease in operating cash at Ebute as a result of the sale of business in 2014	(9)
Asia — decrease of $37 million primarily due to:
Decrease in operating cash at Masinloc as a result of business sell down in 2014	(22)
Decrease at Masinloc due to timing on customer collections and higher coal purchases	(13)
Corporate — increase of $14 million primarily at Parent Company due to:
Increase due to lower incentive payments	10
Increase due to change in prior year cash flow classification for issuance withholding tax on restricted stock units	8
Decrease due to higher interest payments on recourse debt	(5)
Other SBU drivers	18
Total SBU drivers	$136
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
The principal sources of liquidity at the Parent Company level are:

•	dividends and other distributions from our subsidiaries, including refinancing proceeds;

•	proceeds from debt and equity financings at the Parent Company level, including availability under our credit facilities; and

•	proceeds from asset sales.
Cash requirements at the Parent Company level are primarily to fund:

•	interest;

•	principal repayments of debt;

•	acquisitions;

•	construction commitments;

•	other equity commitments;

•	common stock repurchases and dividends;

•	taxes; and

•	Parent Company overhead and development costs.
The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facility. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, cash and cash equivalents, at the periods indicated as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Consolidated cash and cash equivalents	$1,337	$1,539
Less: Cash and cash equivalents at subsidiaries	(1,045)	(1,032)
Parent and qualified holding companies’ cash and cash equivalents	292	507
Commitments under Parent credit facility	800	800
Less: Letters of credit under the credit facility	(61)	(61)
Borrowings available under Parent credit facility	739	739
Total Parent Company Liquidity	$1,031	$1,246
The Company paid a dividend of $0.10 per share to its common stockholders during the three months ended March 31, 2015. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the payment of dividends.
Recourse Debt
Our total recourse debt was $4.9 billion and $5.3 billion as of March 31, 2015 and December 31, 2014, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 12—Debt in Item 8.—Financial Statements and Supplementary Data of our 2014 Form 10-K for additional detail.
While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets (see Key Trends and Uncertainties in this Item 2), the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A.—Risk Factors—The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise of the Company’s 2014 Form 10-K.
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. As of March 31, 2015, the Parent Company was in compliance with these covenants which provide for, among other items:

•	limitations on other indebtedness, liens, investments and guarantees;

•	limitations on dividends, stock repurchases and other equity transactions;

•	restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements;

•	maintenance of certain financial ratios; and

•	financial and other reporting requirements
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

For example, our senior secured credit facilities and outstanding debt securities at the Parent Company include events of default for certain bankruptcy-related events involving material subsidiaries. In addition, our revolving credit agreement at the Parent Company includes events of default related to payment defaults and accelerations of outstanding debt of material subsidiaries.
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.8 billion. The portion of current debt related to such defaults was $725 million at March 31, 2015, all of which was non-recourse debt related to two subsidiaries — Maritza and Kavarna. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of March 31, 2015 in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured revolving credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of March 31, 2015, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies to the consolidated financial statements included in our 2014 Form 10-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2015.
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
These disclosures set forth in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations; Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the wholesale electricity markets, which could have a material adverse effect on our financial performance; and We may not be adequately hedged against our exposure to changes in commodity prices or interest rates of the 2014 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. As of March 31, 2015, the portfolio’s pretax earnings exposure for the remainder of 2015 to a 10% move in commodity prices would be approximately $10 million for U.S. power (DPL), $5 million for natural gas, $5 million for oil and $10 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
In the US SBU, the generation businesses are largely contracted but may have residual risk to the extent contracts are not perfectly indexed to the business drivers. IPL sells power at wholesale once retail demand is served, so retail sales demand may affect commodity exposure. Additionally, at DPL, open access allows our retail customers to switch to alternative suppliers; falling energy prices may increase the rate of switching; DPL sells generation in excess of its retail demand under short-term sales. Given that natural gas-fired generators set power prices for many markets, higher natural gas prices expand margins. The positive impact on margins will be moderated if natural gas-fired generators set the market price only during some periods.
In the Andes SBU, our business in Chile owns assets in the central and northern regions of the country and has a portfolio of contract sales in both. In the central region, the contract sales generally cover the efficient generation from our coal-fired and hydroelectric assets. Any residual spot price risk will primarily be driven by the amount of hydrological inflows. In the case of low hydroelectric generation, spot price exposure is capped by the ability to dispatch our natural gas/diesel assets, the price of which depends on fuel pricing at the time required. There is a small amount of coal generation in the northern region that is not covered by the portfolio of contract sales and therefore subject to spot price risk. In both regions, generators with oil or oil-linked fuel generally set power prices. In Colombia, we operate under a short-term sales strategy and have commodity exposure to unhedged volumes. Because we own hydroelectric assets there, contracts are not indexed to fuel.
In the Brazil SBU, the hydroelectric generating facility is covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business’ contract position, and therefore it may have to purchase power at spot prices driven by the cost of thermal generation.
In the MCAC SBU, our businesses have commodity exposure on unhedged volumes. Panama is highly contracted under a portfolio of fixed volume contract sales. To the extent hydrological inflows are greater than or less than the contract sales volume, the business will be sensitive to changes in spot power prices which may be driven by oil prices in some time periods. In the Dominican Republic, we own natural gas-fired assets contracted under a portfolio of contract sales and a coal-fired asset contracted with a single contract, and both contract and spot prices may move with commodity prices. Additionally, the contract levels do not always match our generation availability and our assets may be sellers of spot prices in excess of contract levels or a net buyer in the spot market to satisfy contract obligations.
In the Europe SBU, our Kilroot facility operates on a short-term sales strategy. To the extent that sales are unhedged, the commodity risk at our Kilroot business is to the clean dark spread — the difference between electricity price and our coal-based variable dispatch cost including emissions. Natural gas-fired generators set power prices for many periods, so higher natural gas prices generally expand margins and higher coal or emissions prices reduce them. Similarly, increased wind generation displaces higher cost generation, reducing Kilroot’s margins, and vice versa.
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
We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. The largest foreign exchange risks over a 12-month forward-looking period stem from the following currencies: Argentine Peso, British Pound, Brazilian Real, Colombian Peso, Euro and Kazakhstan Tenge. As of March 31, 2015, assuming a 10% U.S. Dollar appreciation, adjusted pretax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian Real, Colombian Peso, Euro and Kazakhstan Tenge relative to the U.S. Dollar are projected to be reduced by $5 million for each currency for the remainder of 2015. The Argentine Peso and British Pound relative to the U.S. Dollar are projected to be reduced by less than $5 million for each currency. These numbers have been produced by applying a one time 10% U.S. Dollar appreciation to forecasted exposed pretax earnings for 2015 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted pretax earnings exposed to foreign exchange risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of March 31, 2015, the portfolio’s pretax earnings exposure for the remainder of 2015 to a 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, Colombian Peso, Euro, Kazakhstani Tenge and U.S. Dollar denominated debt would be approximately $20 million based on the impact of a one time, 100-basis-point upward shift in interest rates on interest expense for the debt denominated in these currencies. The amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the FDC found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$1.6 billion ($504 million) from Eletropaulo (as estimated by Eletropaulo) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo’s defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings to determine whether Eletropaulo is liable for the debt. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, the FDC has appointed an accounting expert who will issue a report on the amount of the alleged debt and the responsibility for its payment in light of the privatization. The parties will be entitled to take discovery and present arguments on the issues to be determined by the expert. If the FDC again finds Eletropaulo liable for the debt, after the amount of the alleged debt is determined, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, Eletropaulo will be required to provide security for its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the FDC grants such request, Eletropaulo’s results of operations may be materially adversely affected and, in turn, the Company’s results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the State of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$1.7 million ($522 thousand) as of December 31, 2014, or pay an indemnification amount of approximately R$15 million ($5 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court’s decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court’s decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$1.7 million ($522 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court’s decision. In July 2014, the court requested the Secretary of the Environment for the State of São Paulo to notify the court of its opinion regarding the acceptability of the green areas to be donated by Eletropaulo to the State of São Paulo. In January 2015, the Secretary of the Environment for the State of São Paulo notified Eletropaulo and the court that it would not accept Eletropaulo’s proposed green areas donation. Instead of such green areas donation, the Secretary of the Environment proposed in March 2015 that Eletropaulo undertake an environmental project to offset the alleged environmental damage. The cost of such project is currently estimated to be R$1.7 million ($522 thousand). Eletropaulo is considering the Secretary of the Environment’s proposal.
In December 2001, Gridco Ltd. (“Gridco”) served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the shareholders agreement between Gridco, the Company, AES ODPL, Jyoti and the Central Electricity Supply Company of Orissa Ltd. ("CESCO"), an affiliate of the Company. In the arbitration, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. Gridco appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. A majority of the tribunal later awarded the respondents, including the Company, some of their costs relating to the arbitration. Gridco filed challenges of the tribunal’s awards with the local Indian court. Gridco’s challenge of the costs award has been dismissed by the court, but its challenge of the liability award remains pending. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In March 2003, the office of the Federal Public Prosecutor for the State of São Paulo, Brazil (“MPF”) notified Eletropaulo that it had commenced an inquiry into the BNDES financings provided to AES Elpa and AES Transgás, the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo, and the quality of service provided by Eletropaulo to its customers. The MPF requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in the Federal Court of São Paulo (“FCSP”) alleging that BNDES violated Law 8429/92 (“the Administrative Misconduct Act”) and BNDES’s internal rules by (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo’s preferred shares at a stock-market auction; (4) accepting Eletropaulo’s preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES’s alleged violations. In May 2006, the FCSP ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal with the Federal Court of Appeals (“FCA”) seeking to require the FCSP to consider all five alleged violations. In April 2015, the FCA issued a decision holding that the FCSP should consider all five alleged violations. AES Elpa and AES Brasiliana (the successor of AES Transgás) will file a motion for clarification of the FCA’s decision. The lawsuit remains pending before the FCSP, but it will remain suspended until the interlocutory appeal before the FCA has been finally decided, including the anticipated motion for clarification. AES Elpa and AES Brasiliana believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, CEEE, had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the State of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to recover the contaminated area located on the grounds of the pole factory and an indemnity payment (approximately R$6 million ($2 million)) to the State’s Environmental Fund. In October 2011, the State Attorney Office filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined only that defendant CEEE was required to proceed with the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The removal costs are estimated to be approximately R$60 million ($18 million) and the work was completed in February 2014. In parallel with the removal activities, a court-appointed expert investigation took place, which was concluded in May 2014. The court-appointed expert final report was presented to the State Attorneys in October 2014, and in January 2015 to the defendant companies. In March 2015, AES Sul and AES Florestal submitted comments and supplementary questions regarding the expert report. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In March 2009, AES Uruguaiana Empreendimentos S.A. (“AESU”) in Brazil initiated arbitration in the ICC against YPF S.A. (“YPF”) seeking damages and other relief relating to YPF’s breach of the parties’ GSA. Thereafter, in April 2009, YPF initiated arbitration in the ICC against AESU and two unrelated parties, Companhia de Gas do Estado do Rio Grande do Sul and Transportador de Gas del Mercosur S.A. (“TGM”), claiming that AESU wrongfully terminated the GSA and caused the termination of a transportation agreement (“TA”) between YPF and TGM (“YPF Arbitration”). YPF sought an unspecified amount of damages from AESU, a declaration that YPF’s performance was excused under the GSA due to certain alleged force majeure events, or, in the alternative, a declaration that the GSA and the TA should be terminated without a finding of liability against YPF because of the allegedly onerous obligations imposed on YPF by those agreements. In addition, in the YPF Arbitration, TGM asserted that if it was determined that AESU was responsible for the termination of the GSA, AESU was liable for TGM’s alleged losses, including losses under the TA. In April 2011, the arbitrations were consolidated into a single proceeding. The hearing on liability issues took place in December 2011. In May 2013, the arbitral Tribunal issued a liability award in AESU’s favor. YPF thereafter challenged the award in Argentine court. That challenge remains pending. Also, there are competing decisions of the Argentine and Uruguayan courts on whether the arbitration should be suspended, including an Argentine appellate court’s decision purporting to suspend the arbitration and a Uruguayan appellate court’s decision directing the arbitration to continue. Given the competing decisions, the Tribunal suspended the damages phase of the arbitration until February 2, 2015, at which time the Tribunal was to consider whether to lift the suspension. In April 2015, the Tribunal issued an order lifting the suspension. The Tribunal should schedule the damages hearing in the near future. AESU believes it has meritorious claims and defenses and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.
In April 2009, the Antimonopoly Agency in Kazakhstan initiated an investigation of certain power sales of Ust-Kamenogorsk HPP (“UK HPP”) and Shulbinsk HPP, hydroelectric plants under AES concession (collectively, the “Hydros”). The Antimonopoly Agency determined that the Hydros had abused their market position and charged monopolistically high prices for power from January-February 2009. The Agency sought an order from the administrative court requiring UK HPP to pay an administrative fine of approximately KZT120 million ($637 thousand) and to disgorge profits for the period at issue, estimated by the Antimonopoly Agency to be approximately KZT440 million ($2 million). No fines or damages have been paid to date, however, as the proceedings in the administrative court have been suspended due to the initiation of related criminal proceedings against officials of the Hydros. In the course of criminal proceedings, the financial police expanded the periods at issue to the entirety of 2009 for UK HPP and from January-October 2009 for Shulbinsk HPP, and sought increased damages of KZT1.2 billion ($6 million) from UK HPP and KZT1.3 billion ($7 million) from Shulbinsk HPP. The Hydros believe they have meritorious defenses and will assert them vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.
In October 2009, AES Mérida III, S. de R.L. de C.V. (“AES Mérida”), one of our businesses in Mexico, initiated arbitration against its fuel supplier and electricity offtaker, Comisión Federal de Electricidad (“CFE”), seeking a declaration that CFE breached the parties’ power purchase agreement (“PPA”) by supplying gas that did not comply with the PPA’s specifications. Alternatively, AES Mérida requested a declaration that the supply of such gas by CFE is a force majeure event under the PPA. CFE disputed the claims. Although it did not assert counterclaims, in its closing brief CFE asserted that it is entitled to a partial refund of the capacity charge payments that it made for power generated with the out-of-specification gas. In July 2012, the arbitral Tribunal issued an award in AES Mérida’s favor. In December 2012, CFE initiated an action in Mexican court seeking to nullify the award. AES Mérida opposed the request and asserted a counterclaim to confirm the award. In February 2014, the court rejected CFE's claims and granted AES Mérida's request to confirm the award. CFE has appealed the court's decision. The appeal is pending before the Mexican Supreme Court. AES Mérida believes it has meritorious grounds to defeat that action; however, there can be no assurances that it will be successful.
In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact to IPL and could, in turn, have a material impact on the Company. IPL would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that it would be successful in that regard.
In November 2009, April 2010, December 2010, April 2011, June 2011, August 2011, November 2011, and October 2014, substantially similar personal injury lawsuits were filed by a total of 50 residents and decedent estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the State of Delaware. In each lawsuit, the plaintiffs allege that the coal combustion by-products of AES Puerto Rico’s power plant were illegally placed in the Dominican Republic from October 2003 through March 2004 and subsequently caused the plaintiffs’ birth defects, other personal injuries, and/or deaths. The plaintiffs did not quantify their alleged damages, but generally alleged that they are entitled to compensatory and punitive damages. The Company is not able to estimate damages, if any, at this time. The AES defendants moved for partial dismissal of both the November 2009 and April 2010 lawsuits on various grounds. In July 2011, the Superior Court dismissed the plaintiffs’ international law and punitive damages claims, but held that the plaintiffs had stated intentional tort, negligence, and strict liability claims under Dominican law, which the Superior Court found governed the lawsuits. The Superior Court granted the plaintiffs leave to amend their complaints in accordance with its decision, and in September 2011, the plaintiffs in the November 2009 and April 2010 lawsuits did so. In November 2011, the AES defendants again moved for partial dismissal of those amended complaints, and in both lawsuits, the Superior Court dismissed the plaintiffs’ claims for future medical monitoring expenses but declined to dismiss their claims under Dominican Republic Law 64-00. The AES defendants filed an answer to the November 2009 lawsuit in June 2012. The Superior Court has stayed the six lawsuits filed between April 2010 and November 2011, and may also stay the October 2014 lawsuit. Presently, discovery is proceeding only in the November 2009 lawsuit on causation and exposure issues. The AES defendants believe they have meritorious defenses and will defend themselves vigorously; however, there can be no assurances that they will be successful in their efforts.

On February 11, 2011, Eletropaulo received a notice of violation from São Paulo State’s Environmental Authorities for allegedly destroying 0.32119 hectares of native vegetation at the Conservation Park of Serra do Mar (“Park”), without previous authorization or license. The notice of violation asserted a fine of approximately R$1 million ($307 thousand) and the suspension of Eletropaulo activities in the Park. As a response to this administrative procedure before the São Paulo State Environmental Authorities (“São Paulo EA”), Eletropaulo timely presented its defense on February 28, 2011 seeking to vacate the notice of violation or reduce the fine. In December 2011, the São Paulo EA declined to vacate the notice of violation but reduced the fine to R$757 thousand ($233 thousand) and recognized the possibility of an additional 40% reduction of the fine if Eletropaulo agrees to recover the affected area with additional vegetation. Eletropaulo has not appealed the decision and is now discussing the terms of a possible settlement with the São Paulo EA, including a plan to recover the affected area by primarily planting additional trees. In March 2012, the State of São Paulo Prosecutor’s Office of São Bernardo do Campo initiated a Civil Proceeding to review the compliance by Eletropaulo with the terms of any possible settlement. Eletropaulo has had several meetings and field inspections to settle the details of the recovery project. Eletropaulo was informed by the Park Administrator that the area where the recovery project was to be located was no longer available. The Park Administrator subsequently approved a new area for the recovery project. On January 23, 2015, AES Eletropaulo entered into a Recovery and Compensation Agreement with the Coordenadoria de Fiscalização Ambiental (“CFA”) to restore 3.2 hectares during the course of two years, which restoration is currently estimated to cost R$592 thousand ($182 thousand). Upon completion of the recovery project as approved and established in the Recovery and Compensation Agreement, AES will be entitled to a 40% reduction (R$303 thousand or $93 thousand) of the fine as legally provided.
In June 2011, the São Paulo Municipal Tax Authority (the “Municipality”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) that allegedly had not been paid on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the ground that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$3.1 billion ($950 million) as estimated by Eletropaulo. Eletropaulo has appealed to the Second Instance Administrative Court. No tax is due while the appeal is pending. Eletropaulo believes it has meritorious defenses to the assessments and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the ground that the tax rate was set in the applicable legislation. In April 2013, the First Instance Administrative Court determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest and penalties totaling approximately R$874 million ($269 million) as estimated by AES Tietê. AES Tietê appealed to the Second Instance Administrative Court (“SAIC”). In January 2015, the SAIC issued a decision in AES Tietê’s favor, finding that AES Tietê was not liable for unpaid taxes. The Tax Authority may appeal. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In August 2012, Fondo Patrimonial de las Empresas Reformadas (“FONPER”) (the Dominican instrumentality that holds the Dominican Republic’s shares in Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”)) filed a criminal complaint against certain current and former employees of AES. The criminal proceedings include a related civil component initiated against, among others, Coastal Itabo, Ltd. (“Coastal”) (the AES affiliate shareholder of Itabo) and New Caribbean Investment, S.A. (“NC”) (the AES affiliate that manages Itabo). FONPER asserts claims relating to the alleged mismanagement of Itabo and seeks approximately $270 million in damages. The Dominican District Attorney (“DA”) has admitted the criminal complaint and is investigating the allegations set forth therein. In September 2012, one of the individual defendants responded to the criminal complaint, denying the charges and seeking an immediate dismissal of same. In April 2013, the DA requested that the Dominican Republic’s Camara de Cuentas (“Camara”) perform an audit of the allegations in the criminal complaint. The audit is ongoing and the Camara has not issued its final report to date. Further, in August 2012, Coastal and NC initiated an international arbitration proceeding against FONPER and the Dominican Republic (“Respondents”), seeking a declaration that Coastal and NC have acted both lawfully and in accordance with the relevant contracts with the Respondents in relation to the management of Itabo. Coastal and NC also seek a declaration that the criminal complaint is a breach of the relevant contracts between the parties, including the obligation to arbitrate disputes. Coastal and NC further seek damages from the Respondents resulting from their breach of contract. The Respondents have denied the claims and challenged the jurisdiction of the arbitral Tribunal. The Tribunal has established the procedural schedule for the arbitration, but has not yet scheduled dates for the final evidentiary hearing. In February 2015, the Respondents made an application requesting that the Tribunal rule on their jurisdictional objections prior to giving any consideration to the merits of the claims of Coastal and NC. Coastal and NC have opposed the application. The AES parties believe they have meritorious claims and defenses, which they will assert vigorously; however, there can be no assurances that they will be successful in their efforts.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in our 2014 Form 10-K in Part 1—Item 1A.—Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding purchases made by The AES Corporation of its common stock:

Repurchase Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of a Publicly Announced Purchase Plan (1)	Dollar Value of Maximum Number Of Shares To Be Purchased Under the Plan (2)
1/1/2015 — 1/31/15	—	$—	—	$23,577,863
2/1/2015 — 2/28/15	1,892,432	12.47	1,892,432	400,000,000
3/1/2015 — 3/31/15	924,061	12.49	924,061	388,466,195
Total	2,816,493	$12.48	2,816,493
_____________________________

(1)	See Note 11—Equity—Stock Repurchase Program to the condensed consolidated financial statements in Item 1.—Financial Statements for further information.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1
The AES Corporation 2003 Long Term Compensation Plan, as Amended and Restated, dated as of April 23, 2015 is incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K filed on April 23, 2015.

10.2
The AES Corporation Performance Incentive Plan, as Amended and Restated, dated as of April 23, 2015 is incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K filed on April 23, 2015.

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

THE AES CORPORATION (Registrant)

Date:	May 8, 2015	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ SHARON A. VIRAG
			Name:	Sharon A. Virag
			Title:	Vice President and Controller (Principal Accounting Officer)