Form 10-Q
period 2015-09-30
AES CORP
filed 2015-11-05
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on November 2, 2015 was 672,862,161

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AFS	Available For Sale
AFUDC	Allowance for Funds Used During Construction
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNDES	Brazilian Development Bank
BoD	Board of Directors
CA	Commercial Availability
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals
CDPQ	La Caisse de depot et placement du Quebec
CEEE	Companhia Estadual de Energia
CESCO	Central Electricity Supply Company of Orissa Ltd.
CFE	Federal Commission of Electricity
CO2	Carbon Dioxide
CTA	Cumulative Translation Adjustment
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
DPLER	DPL Energy Resources, Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FCA	Federal Court of Appeals
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GSA	Gas Supply Agreement
GWh	Gigawatt Hours
HTA	Heads of Terms Agreement
ICC	International Chamber of Commerce
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
KPI	Key Performance Indicator
kWh	Kilowatt Hours
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
MRE	Energy Reallocation Mechanism
MW	Megawatts
MWh	Megawatt Hours
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NOV	Notice of Violation
NOX	Nitrogen Dioxide
OCI	Other Comprehensive Income
O&M	Operations and Maintenance
OPGC	Odisha Power Generation Corporation
Parent Company	The AES Corporation
PIS	Partially Integrated System
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
SIC	Central Interconnected Electricity System
SING	Northern Interconnected Electricity System
SAIDI	System Average Interruption Duration Index
SAIFI	System Average Interruption Frequency Index
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TA	Transportation Agreement
VAT	Value-added tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,437	$1,539
Restricted cash	341	283
Short-term investments	453	709
Accounts receivable, net of allowance for doubtful accounts of $85 and $96, respectively	2,477	2,709
Inventory	670	702
Deferred income taxes	155	275
Prepaid expenses	121	175
Other current assets	1,514	1,434
Current assets of held-for-sale businesses	52	—
Total current assets	7,220	7,826
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	704	870
Electric generation, distribution assets and other	28,307	30,459
Accumulated depreciation	(9,264)	(9,962)
Construction in progress	2,716	3,784
Property, plant and equipment, net	22,463	25,151
Other Assets:
Investments in and advances to affiliates	601	537
Debt service reserves and other deposits	339	411
Goodwill	1,473	1,458
Other intangible assets, net of accumulated amortization of $131 and $158, respectively	251	281
Deferred income taxes	503	662
Service concession assets	1,554	—
Other noncurrent assets	2,596	2,640
Total other assets	7,317	5,989
TOTAL ASSETS	$37,000	$38,966
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,729	$2,278
Accrued interest	341	260
Accrued and other liabilities	2,134	2,326
Recourse debt	—	151
Non-recourse debt, including $217 and $240, respectively, related to variable interest entities	2,300	1,982
Current liabilities of held-for-sale businesses	30	—
Total current liabilities	6,534	6,997
NONCURRENT LIABILITIES
Recourse debt	5,107	5,107
Non-recourse debt, including $1,050 and $1,030, respectively, related to variable interest entities	13,291	13,618
Deferred income taxes	1,185	1,277
Pension and other post-retirement liabilities	978	1,342
Other noncurrent liabilities	2,906	3,222
Total noncurrent liabilities	23,467	24,566
Contingencies and Commitments (see Note 9)
Redeemable stock of subsidiaries	538	78
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 815,846,624 issued and 674,461,074 outstanding at September 30, 2015 and 814,539,146 issued and 703,851,297 outstanding at December 31, 2014)	8	8
Additional paid-in capital	8,710	8,409
Retained earnings	370	512
Accumulated other comprehensive loss	(3,758)	(3,286)
Treasury stock, at cost (141,385,550 shares at September 30, 2015 and 110,687,849 shares at December 31, 2014)	(1,763)	(1,371)
Total AES Corporation stockholders’ equity	3,567	4,272
NONCONTROLLING INTERESTS	2,894	3,053
Total equity	6,461	7,325
TOTAL LIABILITIES AND EQUITY	$37,000	$38,966

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Revenue:
Regulated	$1,903	$2,378	$5,991	$6,636
Non-Regulated	1,818	2,063	5,572	6,378
Total revenue	3,721	4,441	11,563	13,014
Cost of Sales:
Regulated	(1,660)	(1,956)	(5,101)	(5,732)
Non-Regulated	(1,388)	(1,718)	(4,314)	(4,902)
Total cost of sales	(3,048)	(3,674)	(9,415)	(10,634)
Operating margin	673	767	2,148	2,380
General and administrative expenses	(45)	(45)	(150)	(148)
Interest expense	(388)	(390)	(1,061)	(1,086)
Interest income	150	69	373	205
Loss on extinguishment of debt	(20)	(47)	(165)	(196)
Other expense	(18)	(12)	(52)	(37)
Other income	13	12	43	56
Gain on disposals and sale of investments	23	362	24	363
Goodwill impairment expense	—	—	—	(154)
Asset impairment expense	(231)	(15)	(276)	(90)
Foreign currency transaction gains (losses)	9	(79)	1	(91)
Other non-operating expense	—	(16)	—	(60)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	166	606	885	1,142
Income tax expense	(45)	(92)	(261)	(303)
Net equity in earnings (losses) of affiliates	82	(6)	97	39
INCOME FROM CONTINUING OPERATIONS	203	508	721	878
Income from operations of discontinued businesses, net of income tax expense of $0, $0, $0 and $22, respectively	—	—	—	27
Net loss from disposal and impairments of discontinued businesses, net of income tax expense of $0, $0, $0 and $4, respectively	—	—	—	(56)
NET INCOME	203	508	721	849
Noncontrolling interests:
Less: (Income) from continuing operations attributable to noncontrolling interests	(23)	(20)	(330)	(295)
Less: Loss from discontinued operations attributable to noncontrolling interests	—	—	—	9
Total net income attributable to noncontrolling interests	(23)	(20)	(330)	(286)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$180	$488	$391	$563
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$180	$488	$391	$583
Loss from discontinued operations, net of tax	—	—	—	(20)
Net income	$180	$488	$391	$563
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.27	$0.68	$0.57	$0.81
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	(0.03)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.27	$0.68	$0.57	$0.78
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.26	$0.67	$0.56	$0.81
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	—	(0.03)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.26	$0.67	$0.56	$0.78
DILUTED SHARES OUTSTANDING	682	740	694	727
DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.05	$0.20	$0.10
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
NET INCOME	$203	$508	$721	$849
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of $0 income tax for all periods	—	(1)	—	(1)
Reclassification to earnings, net of $0 income tax for all periods	—	—	—	—
Total change in fair value of available-for-sale securities	—	(1)	—	(1)
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit (expense) of $1, $1, $1 and $(7), respectively	(513)	(329)	(857)	(300)
Reclassification to earnings, net of $0 income tax for all periods	—	(4)	—	(51)
Total foreign currency translation adjustments	(513)	(333)	(857)	(351)
Derivative activity:
Change in derivative fair value, net of income tax benefit of $22, $6, $22 and $52, respectively	(70)	(36)	(73)	(261)
Reclassification to earnings, net of income tax benefit (expense) of $0, $(10), $(6) and $(23), respectively	14	44	46	76
Total change in fair value of derivatives	(56)	8	(27)	(185)
Pension activity:
Change in pension adjustments due to prior service cost, net of income tax benefit (expense) of $0, $0, $0, and $(1), respectively	—	—	—	1
Change in pension adjustments due to disposal of discontinued operations for the period, net of income tax benefit (expense) of $0, $0, $0 and $(9), respectively	—	—	—	14
Reclassification to earnings due to amortization of net actuarial loss, net of income tax expense of $(3), $(3), $(8) and $(4), respectively	4	5	13	21
Total pension adjustments	4	5	13	36
OTHER COMPREHENSIVE LOSS	(565)	(321)	(871)	(501)
COMPREHENSIVE INCOME (LOSS)	(362)	187	(150)	348
Less: Comprehensive (income) loss attributable to noncontrolling interests	229	108	56	(119)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(133)	$295	$(94)	$229
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in millions)
OPERATING ACTIVITIES:
Net income	$721	$849
Adjustments to net income:
Depreciation and amortization	880	937
Gain on sale of businesses	(24)	(363)
Impairment expenses	276	304
Deferred income taxes	(8)	83
Releases of contingencies	(91)	(41)
Loss on the extinguishment of debt	165	196
Loss on sale of assets	23	19
Loss on disposals and impairments — discontinued operations	—	51
Other	50	135
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(314)	(494)
(Increase) decrease in inventory	(11)	(75)
(Increase) decrease in prepaid expenses and other current assets	377	(12)
(Increase) decrease in other assets	(1,103)	(439)
Increase (decrease) in accounts payable and other current liabilities	238	(14)
Increase (decrease) in income tax payables, net and other tax payables	(126)	(239)
Increase (decrease) in other liabilities	452	319
Net cash provided by operating activities	1,505	1,216
INVESTING ACTIVITIES:
Capital expenditures	(1,687)	(1,389)
Acquisitions, net of cash acquired	(17)	(728)
Proceeds from the sale of businesses, net of cash sold	96	1,668
Proceeds from the sale of assets	1	29
Sale of short-term investments	3,683	3,335
Purchase of short-term investments	(3,605)	(3,386)
(Increase) decrease in restricted cash, debt service reserves and other assets	(60)	162
Other investing	(50)	(55)
Net cash used in investing activities	(1,639)	(364)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	677	758
Repayments under the revolving credit facilities	(644)	(744)
Issuance of recourse debt	575	1,525
Repayments of recourse debt	(915)	(2,019)
Issuance of non-recourse debt	3,281	2,253
Repayments of non-recourse debt	(2,468)	(1,639)
Payments for financing fees	(65)	(111)
Distributions to noncontrolling interests	(182)	(377)
Contributions from noncontrolling interests	117	114
Proceeds from the sale of redeemable stock of subsidiaries	461	—
Dividends paid on AES common stock	(209)	(108)
Payments for financed capital expenditures	(110)	(360)
Purchase of treasury stock	(408)	(140)
Other financing	(24)	4
Net cash provided by (used in) financing activities	86	(844)
Effect of exchange rate changes on cash	(40)	(55)
Decrease in cash of discontinued businesses	—	75
Cash at held-for-sale businesses	(14)	—
Total (decrease) increase in cash and cash equivalents	(102)	28
Cash and cash equivalents, beginning	1,539	1,642
Cash and cash equivalents, ending	$1,437	$1,670
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$875	$902
Cash payments for income taxes, net of refunds	$319	$401
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets received upon sale of subsidiaries	$—	$44
Assets acquired through capital lease	$12	$13
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014
1. FINANCIAL STATEMENT PRESENTATION
Consolidation
In this Quarterly Report the terms “AES,” “the Company,” “us” or “we” refer to the consolidated entity including its subsidiaries and affiliates. The terms “The AES Corporation,” “the Parent” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, variable interest entities (“VIE”) in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2014 audited consolidated financial statements and notes thereto, which are included in the 2014 Form 10-K filed with the SEC on February 25, 2015 (the “2014 Form 10-K”).
New Accounting Pronouncements Adopted
ASU No. 2015-13, Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets
In August 2015, the FASB issued ASU No. 2015-13, which resolves the diversity in practice resulting from determining whether certain contracts qualify for the normal purchases and normal sales scope exception under ASC Topic 815, Derivatives and Hedging. This standard clarifies that entities would not be precluded from applying the normal purchases and normal sales exception to certain forward contracts that necessitate the transmission of electricity through, or delivery to a location within, a nodal energy market. The standard is effective upon issuance and should be applied prospectively. As the Company had designated qualifying contracts as normal purchase or normal sales, there was no impact on the Company’s consolidated financial statements upon adoption of this standard.
ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective July 1, 2014, the Company prospectively adopted ASU No. 2014-08, which significantly changed the previous accounting guidance on discontinued operations. Under ASU No. 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations. Other changes were as follows: equity method investments that were previously scoped-out of the discontinued operations accounting guidance are now included in the scope; a business can meet the criteria to be classified as held-for-sale upon acquisition and can be reported in discontinued operations; and components where an entity retains significant continuing involvement or where operations and cash flows will not be eliminated from ongoing operations as a result of a disposal transaction can meet the definition of discontinued operations. Additionally, where summarized amounts are presented on the face of the financial statements, reconciliations of those amounts to major classes of line items are also required. ASU No. 2014-08 requires additional disclosures for individually material components that do not meet the definition of discontinued operations. Under the previous accounting guidance, the UK Wind (Operating Projects) and Ebute disposals in the third and fourth quarters of 2014, respectively, would have met the discontinued operations criteria and would have been reclassified accordingly. Additionally, Armenia Mountain and Kelanitissa, which met the held-for-sale criteria in the first and third quarter of 2015, respectively, would have met the discontinued operations criteria under the previous accounting guidance and would have been reclassified accordingly.
ASU No. 2014-05, Service Concession Arrangements (Topic 853)
Effective January 1, 2015, the Company adopted ASU No. 2014-05, which states that certain service concession arrangements with public-sector entity grantors are not in scope of ASC 840 - Leases, and that entities should not recognize the related infrastructure as property, plant and equipment, but should apply other Generally Accepted Accounting Principles

(“GAAP”). The Company has a small number of entities that fall within the scope of this guidance, with the Company’s Mong Duong generation facility in Vietnam being the most significant.
Mong Duong is based on a build, operate and transfer agreement with the Vietnam government. Management concluded there were two deliverables included within the arrangement, as well as a financing element. Due to the contingent nature of the revenue stream, no amounts of revenue could be recognized during the build phase of the contract. All amounts billed during the operate phase are recognized as revenue when billed, with amounts allocated between the financing element and build and operate deliverables. The financing element is recognized as interest income using the effective interest method as payments for construction of the plant are received over the life of the contract. Costs are expensed as incurred. As the related infrastructure is no longer considered property, plant and equipment, there are no longer any capitalizable expenses beyond those related to the initial build, and accordingly these will be expensed as incurred. All cash flows, excluding those related to the debt incurred by AES for these arrangements will be reflected in cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows prospectively.
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
Accounting Pronouncements Issued But Not Yet Effective
The following accounting standards have been issued but are not yet effective for, or have not yet been adopted by AES:
ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU 2015-16, which simplifies the measurement-period adjustments in business combinations. It eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. An acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The standard is effective for public entities for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption is permitted for financial statements that have not been issued. The new guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this standard. The Company is currently evaluating the early adoption of this standard, but there is no expected impact on the Company’s consolidated financial statements upon adoption of this standard.
ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
In August 2015, the FASB issued ASU No. 2015-15, which clarifies that the SEC Staff would not object to an entity presenting debt issuance costs related to line-of-credit arrangements as an asset that is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This standard should be adopted concurrent with adoption of ASU 2015-03. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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
ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30)
In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach. Early adoption is permitted for financial statements that have not been previously issued. As of September 30, 2015, the Company had approximately $382 million in deferred financing costs classified in other noncurrent assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.
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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU No. 2014-09, which clarifies principles for recognizing revenue and will result in a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The objective of the new standard is to provide a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year, resulting in the new revenue standard being effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is now permitted only as of the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities). The standard permits the use of either a full retrospective or modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	September 30, 2015	December 31, 2014
Fuel and other raw materials	$336	$357
Spare parts and supplies	334	345
Total	$670	$702
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair value of the Company’s assets and liabilities has been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company made no changes during the period to the fair valuation techniques described in Note 4.—Fair Value in Item 8.—Financial Statements and Supplementary Data of its 2014 Form 10-K.
Recurring Measurements
The following table presents, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated (in millions):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
AVAILABLE FOR SALE:(1)
Debt securities:
Unsecured debentures	$—	$321	$—	$321	$—	$501	$—	$501
Certificates of deposit	—	109	—	109	—	151	—	151
Government debt securities	—	33	—	33	—	57	—	57
Subtotal	—	463	—	463	—	709	—	709
Equity securities:
Mutual funds	—	16	—	16	—	25	—	25
Subtotal	—	16	—	16	—	25	—	25
Total available for sale	—	479	—	479	—	734	—	734
TRADING:
Equity securities:
Mutual funds	14	—	—	14	15	—	—	15
Total trading	14	—	—	14	15	—	—	15
DERIVATIVES:
Foreign currency derivatives	—	24	245	269	—	18	218	236
Commodity derivatives	—	47	10	57	—	37	7	44
Total derivatives	—	71	255	326	—	55	225	280
TOTAL ASSETS	$14	$550	$255	$819	$15	$789	$225	$1,029
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$131	$283	$414	$—	$206	$210	$416
Cross-currency derivatives	—	40	—	40	—	29	—	29
Foreign currency derivatives	—	47	14	61	—	43	9	52
Commodity derivatives	—	29	1	30	—	16	1	17
Total derivatives	—	247	298	545	—	294	220	514
TOTAL LIABILITIES	$—	$247	$298	$545	$—	$294	$220	$514
 _____________________________

(1)	Amortized cost approximated fair value at September 30, 2015 and December 31, 2014.
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014 (presented in millions and net by type of derivative). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended September 30, 2015	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(191)	$222	$17	$48
Total gains (losses) (realized and unrealized):
Included in earnings	(1)	19	—	18
Included in other comprehensive income — derivative activity	(33)	—	—	(33)
Included in other comprehensive income — foreign currency translation activity	—	(8)	—	(8)
Included in regulatory (assets) liabilities	—	—	(20)	(20)
Settlements	7	(2)	12	17
Transfers of assets (liabilities) into Level 3	(65)	—	—	(65)
Balance at the end of the period	$(283)	$231	$9	$(43)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$18	$—	$18

Three Months Ended September 30, 2014	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(183)	$107	$16	$(60)
Total gains (losses) (realized and unrealized):
Included in earnings	—	(7)	—	(7)
Included in other comprehensive income — derivative activity	(13)	—	—	(13)
Included in other comprehensive income — foreign currency translation activity	9	(4)	—	5
Included in regulatory (assets) liabilities	—	—	(4)	(4)
Settlements	7	(1)	—	6
Balance at the end of the period	$(180)	$95	$12	$(73)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$(8)	$—	$(8)

Nine Months Ended September 30, 2015	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(210)	$209	$6	$5
Total gains (losses) (realized and unrealized):
Included in earnings	(1)	49	2	50
Included in other comprehensive income — derivative activity	(30)	—	—	(30)
Included in other comprehensive income — foreign currency translation activity	7	(21)	—	(14)
Included in regulatory (assets) liabilities	—	—	(12)	(12)
Settlements	16	(6)	13	23
Transfers of assets (liabilities) into Level 3	(65)	—	—	(65)
Balance at the end of the period	$(283)	$231	$9	$(43)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$44	$2	$46

Nine Months Ended September 30, 2014	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(101)	$93	$4	$(4)
Total gains (losses) (realized and unrealized):
Included in earnings	1	29	2	32
Included in other comprehensive income — derivative activity	(112)	(2)	—	(114)
Included in other comprehensive income — foreign currency translation activity	9	(24)	—	(15)
Included in regulatory (assets) liabilities	—	—	7	7
Settlements	23	(4)	(1)	18
Transfers of (assets) liabilities out of Level 3	—	3	—	3
Balance at the end of the period	$(180)	$95	$12	$(73)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$26	$1	$28
The table below summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2015 ($ in millions):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Avg)
Interest rate	$(283)	Subsidiaries’ credit spreads	4.44% — 8.47% (5.77%)
Foreign currency:
Argentine Peso	230	Argentine Peso to USD currency exchange rate after one year	15.03 — 38.25 (25.85)
Euro	15	Counterparty's credit spread	5.66%
Euro	(14)	Subsidiary’s credit spread	8.47%
Commodity:
Other	9
Total	$(43)
Nonrecurring Measurements
When evaluating impairment of goodwill, long-lived assets, discontinued operations and held-for-sale businesses, and equity method investments, the Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to its then-latest available carrying amount. The following table summarizes major categories of assets and liabilities measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Nine Months Ended September 30, 2015	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
			Level 1	Level 2	Level 3
Assets
Long-lived assets held and used: (2)
UK Wind (Development Projects)	06/30/2015	$38	$—	$1	$—	$37
Kilroot	08/28/2015	191	—	—	78	113
Buffalo Gap III	09/30/2015	234	—	—	116	118
Other	03/31/2015	29	—	21	—	8
Equity method investment:
Solar Spain	02/09/2015	29	—	—	29	—

Nine Months Ended September 30, 2014	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
DPL (East Bend)	03/31/2014	$14	$—	$2	$—	$12
Ebute	06/30/2014	99	—	—	47	52
Ebute	09/30/2014	51	—	—	36	15
UK Wind (Newfield)	06/06/2014	11	—	—	—	11
Discontinued operations and held-for-sale businesses: (3)
Cameroon	03/31/2014	372	—	334	—	38
Equity method investments
Silver Ridge Power	06/30/2014	315	—	—	273	42
Entek	09/25/2014	143	—	125	—	18
Goodwill: (4)
DPLER	02/28/2014	136	—	—	—	136
Buffalo Gap	03/31/2014	28	—	—	10	18

_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	See Note 15—Asset Impairment Expense for further information.

(3)	See Note 18—Discontinued Operations for further information. Fair value of long-lived assets held-for-sale excludes costs to sell.

(4)	See Note 14—Goodwill Impairment for further information.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement on a nonrecurring basis during the nine months ended September 30, 2015 ($ in millions):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Kilroot	$78	Discounted cash flow	Annual revenue growth	-88% to 6% (-7%)
			Annual pretax operating margin	-74% to 10% (0%)
			Weighted-average cost of capital	6%
Buffalo Gap III	116	Discounted cash flow	Annual revenue growth	-2% to 19% (3%)
			Annual pretax operating margin	-282% to 58% (24%)
			Weighted-average cost of capital	9%
Equity method investment:
Solar Spain	29	Discounted cash flow	Annual revenue growth	-3% to 0% (0%)
			Annual pretax operating margin	-13% to 56% (24%)
			Cost of equity	12%
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The next table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, but for which fair value is disclosed:

	Carrying Amount	Fair Value
September 30, 2015		Total	Level 1	Level 2	Level 3
Assets
Accounts receivable — noncurrent (1)	$294	$284	$—	$—	$284
Liabilities
Non-recourse debt	15,591	15,660	—	11,387	4,273
Recourse debt	5,107	4,841	—	4,841	—
December 31, 2014
Assets
Accounts receivable — noncurrent (1)	$301	$290	$—	$—	$290
Liabilities
Non-recourse debt	15,600	16,008	—	12,538	3,470
Recourse debt	5,258	5,552	—	5,552	—
_____________________________

(1)
These amounts principally relate to amounts due from CAMMESA, and are included in Noncurrent assets—Other in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $48 million and $36 million at September 30, 2015 and December 31, 2014, respectively.

4. INVESTMENTS IN MARKETABLE SECURITIES
The Company’s investments in marketable debt and equity securities as of September 30, 2015 and December 31, 2014 by security class and by level within the fair value hierarchy have been disclosed in Note 3—Fair Value. The security classes are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities. As of September 30, 2015, $430 million of AFS debt securities had stated maturities within one year and $33 million had stated maturities between 1 and 1.5 years. Gains and losses on the sale of investments are determined using the specific-identification method. For the three and nine months ended September 30, 2015 and 2014, pretax realized gains and losses related to AFS and trading securities were less than $1 million, there were no unrealized losses on AFS securities, and no other-than-temporary impairments of marketable securities were recognized in earnings or OCI. The following table summarizes the gross proceeds from sale of AFS securities for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross proceeds from sales of AFS securities	$1,224	$1,144	$3,705	$3,362
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There are no changes to the information disclosed in Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2014 Form 10-K.
Volume of Activity — The following three tables present, by type of derivative, the Company’s outstanding notional (in millions) under its derivatives and the weighted average remaining term (in years) as of September 30, 2015 regardless of whether the derivative instruments are in qualifying cash flow hedging relationships:

	Current		Maximum
Interest Rate and Cross-Currency(1)	Derivative Notional	Derivative Notional Translated to USD	Derivative Notional	Derivative Notional Translated to USD	Weighted Average Remaining Term	% of Debt Currently Hedged by Index (2)
Interest Rate Derivatives:
LIBOR (U.S. Dollar)	2,512	$2,512	2,872	$2,872	11	51%
EURIBOR (Euro)	504	564	504	564	6	87%
Cross-Currency Swaps:
Chilean Unidad de Fomento	4	160	4	160	13	76%
_____________________________

(1)
The Company’s interest rate derivative instruments primarily include accreting and amortizing notionals. The maximum derivative notional represents the largest notional at any point between September 30, 2015 and the maturity of the derivative instrument, which includes forward-starting derivative instruments. The interest rate and cross-currency derivatives mature through 2033 and 2028, respectively.

(2)
The percentage of variable-rate debt currently hedged is based on the related index and excludes forecasted issuances of debt and variable-rate debt tied to other indices where the Company has no interest rate derivatives.

Foreign Currency Derivatives	Notional (1)	Notional Translated to USD	Weighted Average Remaining Term (2)
Argentine Peso	2,072	$220	10
Brazilian Real	52	13	<1
British Pound	17	26	<1
Chilean Peso	127,365	183	<1
Chilean Unidad de Fomento	9	346	1
Colombian Peso	205,082	66	<1
Euro	112	125	<1
Kazakhstani Tenge	2,715	10	1
Philippine Peso	234	5	<1
_____________________________

(1)	Represents contractual notionals. The notionals for options have not been probability adjusted, which generally would decrease them.

(2)	Represents the remaining tenor of our foreign currency derivatives weighted by the corresponding notional. These derivatives mature through 2025.

Commodity Derivatives	Notional	Weighted-Average Remaining Term (1)
Power (MWh)	11	3
_____________________________

(1)	Represents the remaining tenor of our commodity derivatives weighted by the corresponding volume. These derivatives range in maturity through 2018.
Accounting and Reporting — Assets and Liabilities — The following tables present the fair values of the Company’s derivative instruments as of September 30, 2015 and December 31, 2014, first by whether they are designated hedging instruments, then by whether they are current or noncurrent, to the extent they are subject to master netting agreements or similar agreements (where the rights to set-off relate to settlement of amounts receivable and payable under those derivatives) and by balances no longer accounted for as derivatives (in millions):

	September 30, 2015			December 31, 2014
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Foreign currency derivatives	$13	$256	$269	$6	$230	$236
Commodity derivatives	34	23	57	25	19	44
Total assets	$47	$279	$326	$31	$249	$280
Liabilities
Interest rate derivatives	$414	$—	$414	$416	$—	$416
Cross-currency derivatives	40	—	40	29	—	29
Foreign currency derivatives	39	22	61	38	14	52
Commodity derivatives	14	16	30	7	10	17
Total liabilities	$507	$38	$545	$490	$24	$514

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current	$92	$140	$77	$148
Noncurrent	234	405	203	366
Total	$326	$545	$280	$514
Derivatives subject to master netting agreement or similar agreement:
Gross amounts recognized in the balance sheet	$38	$475	$53	$507
Gross amounts of derivative instruments not offset	(21)	(21)	(10)	(10)
Gross amounts of collateral received/pledged not offset	—	(32)	—	(26)
Net amount	$17	$422	$43	$471
Other balances that had been, but are no longer, accounted for as derivatives that are to be amortized to earnings over the remaining term of the associated PPA	$150	$170	$161	$180
Effective Portion of Cash Flow Hedges — The next table presents (in millions) the pretax gains (losses) recognized in AOCL and earnings related to the effective portion of derivative instruments in qualifying cash flow hedging relationships (including amounts that were reclassified from AOCL as interest expense related to interest rate derivative instruments that previously, but no longer, qualify for cash flow hedge accounting), as defined in the accounting standards for derivatives and hedging, for the periods indicated:

Type of Derivative	Gains (Losses) Recognized in AOCL		Classification in Condensed Consolidated Statements of Operations	Gains (Losses) Reclassified from AOCL into Earnings
Three Months Ended September 30,	2015	2014		2015	2014
Interest rate derivatives	$(110)	$(16)	Interest expense	$(27)	$(38)
			Non-regulated cost of sales	(1)	(1)
			Net equity in earnings of affiliates	(1)	—
			Gain on disposals and sale of investments	(4)	—
Cross-currency derivatives	3	(17)	Interest expense	(1)	(1)
			Foreign currency transaction gains (losses)	—	(18)
Foreign currency derivatives	5	(12)	Foreign currency transaction gains (losses)	12	1
Commodity derivatives	10	3	Non-regulated revenue	12	4
			Non-regulated cost of sales	(4)	(1)
Total	$(92)	$(42)		$(14)	$(54)
Nine Months Ended September 30,
Interest rate derivatives	$(130)	$(290)	Interest expense	$(81)	$(102)
			Non-regulated cost of sales	(2)	(2)
			Net equity in earnings of affiliates	(1)	(3)
			Gain on disposals and sale of investments	(4)	—
Cross-currency derivatives	4	(20)	Interest expense	(3)	—
			Foreign currency transaction gains (losses)	—	(24)
Foreign currency derivatives	6	(24)	Foreign currency transaction gains (losses)	20	11
Commodity derivatives	25	21	Non-regulated revenue	27	23
			Non-regulated cost of sales	(8)	(2)
Total	$(95)	$(313)		$(52)	$(99)
The pretax accumulated other comprehensive income (loss) expected to be recognized as an increase (decrease) to income from continuing operations before income taxes over the next 12 months as of September 30, 2015 is $(106) million for interest rate hedges, $(5) million for cross-currency swaps, $13 million for foreign currency hedges, and $14 million for commodity and other hedges.
For the nine months ended September 30, 2014, pretax gains of $6 million, net of noncontrolling interests, were reclassified into earnings as a result of the discontinuance of a cash flow hedge because it was probable that the forecasted transaction would not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month time period thereafter. There were no such reclassifications for the three months ended September 30, 2014 and the three and nine months ended September 30, 2015.
Ineffective Portion of Cash Flow Hedges — The table below presents the pretax gains (losses) recognized in earnings related to the ineffective portion of derivative instruments in qualifying cash flow hedging relationships, as defined in the accounting standards for derivatives and hedging, for the periods indicated (in millions):

Type of Derivative	Classification in Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Interest rate	Interest expense	$(2)	$(1)	$(3)	$—
Foreign currency	Foreign currency transaction gains (losses)	—	(2)	(3)	(2)
Cross-currency	Interest expense	—	—	—	(1)
Commodity and other	Non-regulated revenue	—	1	—	1
Total		$(2)	$(2)	$(6)	$(2)
Not Designated for Hedge Accounting — The table below presents the gains (losses) recognized in earnings (in millions) related to derivatives not designated as hedging instruments under the accounting standards for derivatives and hedging and the amortization of balances that had been, but are no longer, accounted for as derivatives, for the periods indicated:

Type of Derivative	Classification in Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Interest rate	Interest expense	$—	$(1)	$—	$(1)
Foreign currency	Foreign currency transaction gains (losses)	23	2	62	31
	Net equity in earnings of affiliates	—	(9)	—	(4)
Commodity and other	Non-regulated revenue	(2)	(2)	(6)	2
	Non-regulated cost of sales	(8)	(3)	(7)	(1)
	Regulated cost of sales	—	(4)	(5)	(10)
	Income (loss) from operations of discontinued businesses	—	—	—	(7)
	Net loss from disposal and impairments of discontinued businesses	—	—	—	72
Total		$13	$(17)	$44	$82
Credit Risk-Related Contingent Features — DP&L has certain over-the-counter commodity derivative contracts under master netting agreements that contain provisions that require DP&L to maintain an investment-grade issuer credit rating from credit rating agencies. Since DP&L’s rating is below investment grade, certain of the counterparties to the derivative contracts have requested immediate and ongoing full overnight collateralization of the mark-to-market loss (fair value excluding credit valuation adjustments), which was $25 million and $12 million as of September 30, 2015 and December 31, 2014, respectively, for all derivatives with credit risk-related contingent features. As of September 30, 2015 and December 31, 2014, DP&L had posted $6 million and $5 million, respectively, of cash collateral directly with third parties and in a broker margin account and DP&L held no cash collateral from counterparties to its derivative instruments that were in an asset position.

6. FINANCING RECEIVABLES
Financing receivables are defined as receivables that have contractual maturities of greater than one year. The Company primarily has financing receivables pursuant to amended agreements or government resolutions that are due from certain governmental bodies in Argentina. Presented below are financing receivables by country as of the periods indicated (in millions):

	September 30, 2015	December 31, 2014
Argentina	$284	$278
Cameroon sale (1)	—	44
United States	20	—
Brazil	39	15
Total long-term financing receivables	$343	$337
_____________________________

(1)
Represents non-contingent consideration to be received in 2016 from the sale of the Cameroon businesses in 2014. Balance is classified as short-term as of September 30, 2015. See Note 18—Discontinued Operations.

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
7. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Nine Months Ended September 30,
50%-or-less-Owned Affiliates	2015	2014
Revenue	$496	$716
Operating margin	118	159
Net income	193	89
Silver Ridge Power — On July 1, 2014, the Puerto Rico solar business, Solar Power PR, LLC, was distributed by Silver Ridge Power, LLC (“SRP”) to AES and Riverstone Holdings LLC and was accounted for as an equity method investment. On July 2, 2014, the Company closed the sale of its 50% ownership interest in SRP for a purchase price of $179 million, excluding the Company’s indirect ownership interests in SRP’s solar generation businesses in Italy and Spain (“Solar Italy” and “Solar Spain,” respectively). The buyer also had an option to purchase the Company's indirect 50% interest in Solar Italy for an additional consideration of $42 million by August 2015. The buyer exercised its option to purchase Solar Italy on August 31, 2015, and the sale was completed on October 1, 2015. See Note 21—Subsequent Events.
Solar Spain — On September 24, 2015, the Company completed the sale of Solar Spain, an equity method investment with 31 MW peak capacity. Net proceeds from the sale transaction were $31 million and the Company recognized a pretax gain on sale of less than $1 million.
Guacolda — On September 1, 2015, AES Gener and Global Infrastructure Partners (“GIP”) executed a restructuring of Guacolda that increased Guacolda’s tax basis in certain long-term assets and AES Gener’s equity investment. As a result, AES Gener recorded $66 million in net equity in earnings of affiliates for the three and nine months ended September 30, 2015, of which $46 million is attributable to The AES Corporation.
On April 11, 2014, AES Gener undertook a series of transactions, pursuant to which AES Gener acquired the interests that it did not previously own in Guacolda for $728 million and simultaneously sold the ownership interest to GIP for $730 million. The transaction provided GIP with substantive participating rights in Guacolda and, as a result, the Company continues to account for its investment in Guacolda using the equity method of accounting. The cash outflow for the acquisition was reflected in Acquisitions - net of cash acquired and the cash inflow from the sale of these ownership interests to GIP is reflected in Proceeds from the sale of businesses, net of cash sold on the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2014.
Entek — In September 2014, the Company executed an agreement to sell its equity interest in AES Entek. The sale was completed in December 2014. See Note 16—Other Non-Operating Expense for further information.
8. DEBT
Recourse Debt — In April 2015, the Company issued $575 million aggregate principal amount of 5.50% senior notes due 2025. Concurrent with this offering, the Company redeemed via tender offers $344 million aggregate principal of its existing

8.00% senior unsecured notes due 2017, and $156 million of its existing 8.00% senior unsecured notes due 2020. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $82 million for the nine months ended September 30, 2015 that is included in the Condensed Consolidated Statement of Operations.
In March 2015, the Company redeemed in full the $151 million balance of its 7.75% senior unsecured notes due October 2015 and the $164 million balance of its 9.75% senior unsecured notes due April 2016. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $23 million for the nine months ended September 30, 2015 that is included in the Condensed Consolidated Statement of Operations.
On July 25, 2014, the Company issued two notices to call $320 million aggregate principal amount of unsecured notes, $160 million of which was used to retire notes due in 2015 and $160 million of which was used to retire notes due in 2016. The Company closed these transactions on August 25, 2014. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $40 million for the three and nine months ended September 30, 2014 that is included in the Condensed Consolidated Statement of Operations.
On May 20, 2014, the Company issued $775 million aggregate principal amount of senior unsecured floating rate notes due June 2019. The notes bear interest at a rate of 3% above three-month LIBOR, reset quarterly. Concurrent with this offering, the Company repaid $767 million of its existing senior secured term loan due 2018. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $10 million for the nine months ended September 30, 2014 that is included in the Condensed Consolidated Statement of Operations. On June 16, 2014, the Company repaid in full the remaining balance of $29 million of its senior secured term loan due 2018.
In February 2014, the Company redeemed in full the $110 million balance of its 7.75% senior unsecured notes due March 2014. On March 7, 2014, the Company issued $750 million aggregate principal amount of 5.50% senior notes due 2024. Concurrent with this offering, the Company redeemed via tender offers $625 million aggregate principal of its existing 8.00% senior unsecured notes due 2017. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $132 million for the nine months ended September 30, 2014 which is included in the Condensed Consolidated Statement of Operations.
Non-Recourse Debt — Significant transactions — During the nine months ended September 30, 2015, the Company’s subsidiaries had the following significant debt transactions:

•	IPALCO issued new debt of $665 million, partially offset by repayments of $420 million which includes a loss on extinguishment of debt of $22 million;

•	Gener issued new debt of $575 million;

•	Sul issued new debt of $499 million, partially offset by repayments of $470 million which includes a loss on extinguishment of debt of $4 million;

•	DPL issued new debt of $325 million and repaid existing debt of $474 million which includes a loss on extinguishment of debt of $2 million;

•	Cochrane drew $308 million under its existing construction loans;

•	Ventanas repaid existing debt of $308 million which includes a loss on extinguishment of debt of $6 million;

•	Panama issued new debt of $300 million, partially offset by repayments of $287 million which includes a loss on extinguishment of debt of $15 million;

•	Eletropaulo issued new debt of $268 million, partially offset by repayments of $121 million; and

•	Mong Duong drew $203 million under its construction loan facility.
Debt in default — The following table summarizes the Company’s subsidiary non-recourse debt in default as of September 30, 2015 (in millions). Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
Maritza (Bulgaria)	Covenant	$576	$648
Sul (Brazil)	Covenant	327	433
Kavarna (Bulgaria)	Covenant	143	77
Altai (Kazakhstan)	Covenant	8	10
		$1,054
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
In the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the Parent Company’s corporate debt agreements, there could be a cross-default to the Company’s recourse debt. Materiality is defined in the Parent’s senior secured credit facility as having provided 20% or more of the total cash distributions from businesses to the Parent Company for the four most recently completed fiscal quarters. As of September 30, 2015, none of the defaults listed above individually or in the aggregate result in or are at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment and bankruptcy defaults would preclude the making of any restricted payments.
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
Presented below are the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The amounts include contingent obligations of $14 million made by the Parent Company for the direct benefit of the lenders associated with the non-recourse debt of its businesses. The table below summarizes the Parent Company’s contingent contractual obligations as of September 30, 2015 ($ in millions).

Contingent Contractual Obligations	Amount	Number of Agreements	Maximum Exposure Range for Each Agreement
Guarantees and commitments	$341	13	$1 — 53
Asset sale related indemnities (1)	27	1	$27
Cash collateralized letters of credit	32	5	<$1 — 15
Letters of credit under the senior secured credit facility	82	10	<$1 — 29
Total	$482	29
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the three months ended September 30, 2015, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts of letters of credit.
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2015 and December 31, 2014, the Company had recognized liabilities of $9 million and $12 million, respectively, for projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation with current legislation or costs for new legislation introduced could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2015. In aggregate, the Company estimates that the range of potential losses related to environmental matters, where estimable, to be up to $1 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recognized aggregate liabilities for all claims of approximately $184 million and $199 million as of September 30, 2015 and December 31, 2014, respectively. These amounts are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to labor and employment, non-income tax and customer disputes in international jurisdictions, principally Brazil where there are a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
The Company believes, based upon information it currently possesses and taking into account established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2015. The material contingencies where a loss is reasonably possible primarily include claims under financing agreements; disputes with offtakers, suppliers and EPC contractors, alleged violation of monopoly laws and regulations, income tax and non-income tax matters with tax authorities, and regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies to be between $1.0 billion and $1.3 billion. Certain claims are in settlement negotiations. The amounts considered reasonably possible do not include amounts accrued, as discussed above. These material contingencies do not include income tax-related contingencies which are considered part of our uncertain tax positions.
Regulatory — During the fourth quarter of 2013, the Company recognized a regulatory liability of $269 million for a contingency related to an administrative ruling which required Eletropaulo to refund customers’ amounts related to the regulatory asset base. During the second half of 2014, Eletropaulo started refunding customers as part of the tariff. In January 2015, ANEEL updated the tariff to exclude any further customer refunds. On June 30, 2015, ANEEL included in the tariff reset the reimbursement to Eletropaulo of these amounts previously refunded to customers to begin in July 2015. During the second quarter of 2015, as a result of favorable events, management reassessed the contingency and determined that it no longer meets the recognition criteria under ASC 450 - Contingencies. Management believes that it is now only reasonably possible that Eletropaulo will have to refund these amounts to customers. Accordingly, the Company reversed the remaining regulatory liability for this contingency of $161 million in the second quarter of 2015, which increased Regulated Revenue by $97 million and reduced Interest Expense by $64 million. Amounts related to this case are now included as part of our reasonably possible contingent range mentioned in the preceding paragraph.
10. PENSION PLANS
Total pension cost for the periods indicated includes the following components (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$4	$4	$3	$5	$12	$12	$10	$13
Interest cost	12	84	12	126	35	281	36	377
Expected return on plan assets	(17)	(59)	(17)	(93)	(51)	(197)	(49)	(279)
Amortization of prior service cost	1	—	2	—	5	—	5	2
Amortization of net loss	5	6	4	9	15	21	10	26
Total pension cost	$5	$35	$4	$47	$16	$117	$12	$139
Total employer contributions for the nine months ended September 30, 2015 for the Company’s U.S. and foreign subsidiaries were $31 million and $64 million, respectively. The expected remaining scheduled employer contributions for 2015 are $0 million and $15 million for U.S. and foreign subsidiaries, respectively.
11. EQUITY
Changes in Equity — The following table is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, noncontrolling interests (“NCI”) and total equity as of the periods indicated (in millions):

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	The Parent Stockholders’ Equity	NCI	Total Equity	The Parent Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$4,272	$3,053	$7,325	$4,330	$3,321	$7,651
Net income	391	330	721	563	286	849
Total change in fair value of AFS securities, net of income tax	—	—	—	(1)	—	(1)
Total foreign currency translation adjustment, net of income tax	(498)	(359)	(857)	(269)	(82)	(351)
Total change in derivative fair value, net of income tax	10	(37)	(27)	(79)	(106)	(185)
Total pension adjustments, net of income tax	3	10	13	15	21	36
Balance sheet reclassification related to an equity method investment (1)	—	—	—	40	—	40
Cumulative effect of a change in accounting principle	(5)	—	(5)	—	—	—
Capital contributions from noncontrolling interests	—	117	117	—	131	131
Distributions to noncontrolling interests	—	(182)	(182)	—	(380)	(380)
Acquisition of business (2)	—	11	11	—	—	—
Disposition of businesses	—	(49)	(49)	—	(152)	(152)
Acquisition of treasury stock	(408)	—	(408)	(140)	—	(140)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	23	—	23	23	—	23
Dividends declared on common stock	(138)	—	(138)	(72)	—	(72)
Sale of subsidiary shares to noncontrolling interests	(83)	—	(83)	—	130	130
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	(13)	—	(13)
Balance at the end of the period	$3,567	$2,894	$6,461	$4,397	$3,169	$7,566
_____________________________
(1) Reclassification resulting from SRP transaction during the third quarter of 2014. See Note 7—Investments In and Advances to Affiliates for further information.
(2) Fair value of a tax equity partner’s right to preferential returns recognized as a result of the acquisition of Solar Power PR, LLC (Solar Puerto Rico), which was previously accounted for as an equity method investment.

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
Dominican Republic — In September 2014, the Company executed an agreement with the Estrella-Linda group, an investor-based group in the Dominican Republic (“DR”), to form a strategic partnership. Under the terms of the agreement, Estrella Linda acquired an 8% noncontrolling interest in our businesses in the DR for $96 million, with an option to acquire an additional 2% for $24 million at any time between the closing date and December 31, 2015, and an additional 10% for $125 million at any time between the closing date and December 31, 2016. The transaction closed in December 2014 and $29 million was recognized in equity as Additional Paid-In Capital. No gain or loss was recognized in net income as the sale is not considered to be a sale of in-substance real estate. As the Company maintained control after the sale, our businesses in the DR continue to be consolidated by the Company within the MCAC SBU reportable segment.
Masinloc — On June 25, 2014, the Company executed an agreement to sell approximately 45% of its interest in Masin-AES Pte Ltd., a wholly-owned subsidiary that owns the Company’s business interests in the Philippines, for $453 million, subject to certain purchase price adjustments. On July 15, 2014, the Company completed the Masinloc sale transaction and received net proceeds of $436 million, including $23 million contingent upon the achievement of certain restructuring efficiencies. The transaction was accounted for as a sale of real estate. Noncontrolling interest of $130 million and a pretax gain of approximately $283 million, net of transaction costs, was recognized as a gain on sale of investment during the third quarter of 2014. The portion of the gain related to the contingency has been deferred.
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
Accumulated Other Comprehensive Loss — See below for the changes in AOCL by component, net of tax and noncontrolling interests, for the nine months ended September 30, 2015 (in millions):

	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Foreign currency translation adjustment, net	Total
Balance at the beginning of the period	$(396)	$(295)	$(2,595)	$(3,286)
Other comprehensive income (loss) before reclassifications	(21)	—	(498)	(519)
Amount reclassified to earnings	31	3	—	34
Other comprehensive income (loss)	10	3	(498)	(485)
Cumulative effect of a change in accounting principle	—	—	13	13
Balance at the end of the period	$(386)	$(292)	$(3,080)	$(3,758)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Condensed Consolidated Statements of Operations:

Details About		Three Months Ended September 30,		Nine Months Ended September 30,
AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	2015	2014	2015	2014
Foreign currency translation adjustment, net
	Gain on disposals and sale of investments	$—	$4	$—	$4
	Net loss from disposal and impairments of discontinued businesses	—	—	—	$47
	Net income attributable to The AES Corporation	$—	$4	$—	$51
Unrealized derivative gains (losses), net
	Non-regulated revenue	$12	$4	$27	$23
	Non-regulated cost of sales	(5)	(2)	(10)	$(4)
	Interest expense	(28)	(39)	(84)	(102)
	Gain on disposals and sale of investments	(4)	—	(4)	—
	Foreign currency transaction gains (losses)	12	(17)	20	(13)
	Income from continuing operations before taxes and equity in earnings of affiliates	(13)	(54)	(51)	(96)
	Income tax expense	—	10	6	23
	Net equity in earnings of affiliates	(1)	—	(1)	(3)
	Income from continuing operations	(14)	(44)	(46)	(76)
	Income from continuing operations attributable to noncontrolling interests	6	9	15	24
	Net income attributable to The AES Corporation	$(8)	$(35)	$(31)	$(52)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(7)	$(8)	$(21)	$(25)
	Other income	—	—	—	(2)
	Income from continuing operations before taxes and equity in earnings of affiliates	(7)	(8)	(21)	(27)
	Income tax expense	3	3	8	4
	Income from continuing operations	(4)	(5)	(13)	(23)
	Net loss from disposal and impairments of discontinued businesses	—	—	—	2
	Net income	(4)	(5)	(13)	(21)
	Income from continuing operations attributable to noncontrolling interests	3	3	10	14
	Net income attributable to The AES Corporation	$(1)	$(2)	$(3)	$(7)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(9)	$(33)	$(34)	$(8)
Common Stock Dividends — The Company paid dividends of $0.10 per outstanding share to its common stockholders during each of the first, second and third quarters of 2015 for dividends declared in December 2014, April 2015, and July 2015, respectively. For information on dividends declared after the third quarter of 2015, see Note 21—Subsequent Events.
Secondary Offering and Concurrent Stock Repurchase — On May 18, 2015, the Parent Company completed an underwritten secondary public offering (the “Offering”) of approximately 60 million shares of its common stock by the Terrific Investment Corporation (the “Selling Stockholder”), a subsidiary controlled by China Investment Corporation at a price of $13.25 per share. Of the 60 million shares, 40 million were sold to the market and 20 million were reserved to be repurchased by the Parent Company. The Parent Company did not receive any of the proceeds from the Offering and the Selling Stockholder has fully sold its stake in AES common stock. Concurrent with this offering, on May 18, 2015, the Parent Company completed the repurchase of the 20 million shares of its common stock from the Selling Stockholder at a price per share of $13.07, for an aggregate purchase price of $261 million.
Stock Repurchase Program — During the three months ended September 30, 2015, the Parent Company repurchased 8.4 million shares of its common stock at a total cost of $101 million under the existing stock repurchase program (the “Program”). The cumulative repurchases from the commencement of the Program in July 2010 through September 30, 2015 totaled 137.9 million shares for a total cost of $1.7 billion, at an average price per share of $12.44 (including a nominal amount of commissions). As of September 30, 2015, $16 million remained available for repurchase under the Program. For information on stock repurchases after the third quarter of 2015, see Note 21—Subsequent Events.
12. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is organized by geographic regions which provide better socio-political-economic understanding of our business. The management reporting structure is organized by six SBUs led by our President and Chief Executive Officer: US; Andes; Brazil; MCAC; Europe; and Asia SBUs. Using the accounting guidance on segment reporting, the Company determined that it has six reportable segments corresponding to its six SBUs.
Corporate and Other — Corporate overhead costs which are not directly associated with the operations of our six reportable segments are included in “Corporate and Other.” Also included are certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pretax income from continuing operations attributable to AES excluding unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, gains or losses due to dispositions and acquisitions of business interests, losses due to impairments and costs due to the early retirement of debt. The Company has concluded that Adjusted PTC best reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Revenue and Adjusted PTC before intersegment eliminations includes the effect of intercompany transactions with other segments except for interest, charges for certain management fees, and the write-off of intercompany balances, as applicable. All intra-segment activity has been eliminated within the segment. Inter-segment activity has been eliminated within the total consolidated results.
The following tables present financial information by segment for the periods indicated (in millions):

Revenue	Total Revenue		Intersegment		External Revenue
Three Months Ended September 30,	2015	2014	2015	2014	2015	2014
US SBU	$923	$1,002	$—	$—	$923	$1,002
Andes SBU	652	704	(2)	(1)	650	703
Brazil SBU	1,065	1,548	—	—	1,065	1,548
MCAC SBU	597	693	—	(1)	597	692
Europe SBU	292	371	(2)	—	290	371
Asia SBU	195	125	—	—	195	125
Corporate and Other	7	4	(6)	(4)	1	—
Total Revenue	$3,731	$4,447	$(10)	$(6)	$3,721	$4,441
Nine Months Ended September 30,
US SBU	$2,751	$2,896	$—	$—	$2,751	$2,896
Andes SBU	1,894	2,048	(6)	(2)	1,888	2,046
Brazil SBU	3,710	4,526	—	—	3,710	4,526
MCAC SBU	1,796	2,023	(2)	(2)	1,794	2,021
Europe SBU	921	1,067	(5)	—	916	1,067
Asia SBU	501	456	—	—	501	456
Corporate and Other	17	11	(14)	(9)	3	2
Total Revenue	$11,590	$13,027	$(27)	$(13)	$11,563	$13,014

Adjusted PTC	Total Adjusted PTC		Intersegment		External Adjusted PTC
Three Months Ended September 30,	2015	2014	2015	2014	2015	2014
US SBU	$101	$156	$3	$3	$104	$159
Andes SBU	150	120	4	(1)	154	119
Brazil SBU	23	—	1	1	24	1
MCAC SBU	92	124	5	4	97	128
Europe SBU	45	79	—	3	45	82
Asia SBU	24	2	1	—	25	2
Corporate and Other	(113)	(127)	(14)	(10)	(127)	(137)
Total Adjusted PTC	$322	$354	$—	$—	$322	$354
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains (losses)					12	(11)
Unrealized foreign currency losses					(6)	(62)
Disposition/acquisition gains					23	367
Impairment losses					(139)	(30)
Loss on extinguishment of debt					(21)	(66)
Pretax contribution					191	552
Add: Income from continuing operations before taxes attributable to noncontrolling interests					57	48
Less: Net equity in earnings (losses) of affiliates					82	(6)
Income from continuing operations before taxes and equity in earnings of affiliates					$166	$606

Adjusted PTC	Total Adjusted PTC		Intersegment		External Adjusted PTC
Nine Months Ended September 30,	2015	2014	2015	2014	2015	2014
US SBU	$263	$311	$9	$9	$272	$320
Andes SBU	322	277	12	3	334	280
Brazil SBU	85	184	2	2	87	186
MCAC SBU	248	284	14	18	262	302
Europe SBU	171	267	2	9	173	276
Asia SBU	66	33	2	1	68	34
Corporate and Other	(330)	(419)	(41)	(42)	(371)	(461)
Total Adjusted PTC	$825	$937	$—	$—	$825	$937
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains					29	21
Unrealized foreign currency losses					(50)	(95)
Disposition/acquisition gains					32	366
Impairment losses					(175)	(295)
Loss on extinguishment of debt					(163)	(213)
Pretax contribution					498	721
Add: Income from continuing operations before taxes attributable to noncontrolling interests					484	460
Less: Net equity in earnings of affiliates					97	39
Income from continuing operations before taxes and equity in earnings of affiliates					$885	$1,142

Total Assets	September 30, 2015	December 31, 2014
US SBU	$10,071	$10,062
Andes SBU	8,580	7,888
Brazil SBU	6,289	8,439
MCAC SBU	5,064	4,948
Europe SBU	3,291	3,525
Asia SBU	3,206	2,972
Assets of held-for-sale businesses	52	—
Corporate and Other & eliminations	447	1,132
Total Assets	$37,000	$38,966
13. OTHER INCOME AND EXPENSE
Other Income — Other income generally includes gains on asset sales and liability extinguishments, favorable judgments on contingencies, and other income from miscellaneous transactions. The components are summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain on sale of assets	$1	$3	$12	$13
Allowance for Funds Used During Construction (US Utilities)	5	4	12	6
Contingency reversal (Kazakhstan)	—	—	—	18
Other	7	5	19	19
Total other income	$13	$12	$43	$56
Other Expense — Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss on sale and disposal of assets	$16	$12	$39	$31
Legal settlement	—	—	8	—
Other	2	—	5	6
Total other expense	$18	$12	$52	$37
14. GOODWILL IMPAIRMENT
There were no goodwill impairments for the three and nine months ended September 30, 2015 or for the three months ended September 30, 2014.
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
In Step 2 of the interim impairment test, the goodwill was determined to have an implied fair value of zero after the hypothetical purchase price allocation; thus the Company accordingly recognized a full impairment of the $136 million in goodwill at the DPLER reporting unit during the first quarter of 2014. DPLER is reported in the US SBU reportable segment.
Buffalo Gap — During the first quarter of 2014, the Company recognized an $18 million impairment of its goodwill at its Buffalo Gap reporting unit, which is composed of three wind projects in Texas with an aggregate generation capacity of 522 MW, and is reported in the US SBU reportable segment.
15. ASSET IMPAIRMENT EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Kilroot	$113	$—	$113	$—
Buffalo Gap III	118	—	118	—
UK Wind	—	—	37	11
Ebute	—	15	—	67
DP&L (East Bend)	—	—	—	12
Other	—	—	8	—
Total asset impairment expense	$231	$15	$276	$90
Kilroot — During the third quarter of 2015, the Company tested the recoverability of long-lived assets at Kilroot, a coal and oil-fired plant in the United Kingdom, when the regulator established lower capacity prices for the Irish Single Electricity

Market. The Company determined that the carrying amount of the asset group was not recoverable. The Kilroot asset group was determined to have a fair value of $78 million using the income approach. As a result, the Company recognized asset impairment expense of $113 million. Kilroot is reported in the Europe SBU reportable segment.
Buffalo Gap III — During the third quarter of 2015, the Company tested the recoverability of its long-lived assets at Buffalo Gap III, a wind farm in Texas with generation capacity of 170 MW. Impairment indicators were identified based on a decline in forward power curves coupled with the near term expiration of favorable contracted cash flows. The Company determined that the carrying amount was not recoverable. The Buffalo Gap III asset group was determined to have a fair value of $116 million using the income approach. As a result, the Company recognized asset impairment expense of $118 million. Buffalo Gap III is reported in the US SBU reportable segment.
UK Wind (Development Projects) — During the second quarter of 2015, the Company decided to no longer pursue two wind projects in the United Kingdom based on recent regulatory clarifications specific to these projects, resulting in a full impairment. Impairment indicators were also identified at four other wind projects based on their current development status and a reassessment of the likelihood that each project would be pursued given aviation concerns, regulatory changes, economic considerations and other factors. The Company determined that the carrying amounts of each of these asset groups, which totaled $38 million, were not recoverable. In aggregate, the asset groups were determined to have a fair value of $1 million using the market approach and, as a result, the Company recognized asset impairment expense of $37 million. The UK Wind (Development Projects) are reported in the Europe SBU reportable segment.
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
Ebute — During the second quarter of 2014, the Company identified impairment indicators at Ebute in Nigeria, resulting from the continued lack of gas supply and the increased likelihood of selling the asset group before the end of its useful life. The Company determined that the carrying amount of the asset group was not recoverable. The Ebute asset group was determined to have a fair value of $47 million using primarily the market approach based on indications about the proceeds that could be received from a future sale, the amount of cash flows estimated to be received until that sale under its power purchase agreement and the amount of cash on hand. As a result, the Company recognized asset impairment expense of $52 million.
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
UK Wind (Newfield) — During the second quarter of 2014, the Company tested the recoverability of long-lived assets at its Newfield wind development project in the United Kingdom after the UK government refused to grant a permit necessary for the project to continue. The Company determined that the carrying amount of the asset group was not recoverable. The Newfield asset group was determined to have no fair value using the income approach. As a result, the Company recognized asset impairment expense of $11 million. UK Wind (Newfield) is reported in the Europe SBU reportable segment.
16. OTHER NON-OPERATING EXPENSE
There was no other non-operating expense for the three and nine months ended September 30, 2015.
Silver Ridge — During the second quarter of 2014, the Company determined that there was a decline in the fair value of its equity method investment in SRP that was other than temporary based on indications about the fair value of the projects in Italy and Spain that resulted from actual and proposed changes to their tariffs. For 2014, the Company recognized a pretax impairment loss of $42 million in other non-operating expense.
Entek — In September 2014, the Company executed an agreement, subject to the approval of the Company’s BoD, to sell its 49.62% equity interest in AES Entek for $125 million. AES Entek consists of 364 MW of natural gas and hydroelectric generation facilities, plus a coal-fired development project. The Company also determined there was an other-than-temporary decline in the fair value of its equity method investment in AES Entek and recognized a pretax impairment loss of $18 million in other non-operating expense. As of September 30, 2014, the Company’s BoD had not approved the sale and, accordingly, the impairment recognized during the third quarter excluded the related CTA. In the fourth quarter of 2014, the Company’s BoD approved the sale of AES Entek and additional impairment expense of $68 million was recognized related to the CTA. The sale of the Company’s interest in AES Entek closed on December 18, 2014.
17. DISPOSITIONS AND HELD-FOR-SALE BUSINESSES
Dispositions
Armenia Mountain — On July 1, 2015, the Company completed the sale of Armenia Mountain, a 101 MW wind project in Pennsylvania. Net proceeds from the sale transaction were $64 million and the Company recognized a pretax gain on sale of $22 million. As Armenia Mountain does not meet the criteria to be reported as a discontinued operation, its results are reflected within continuing operations in the Condensed Consolidated Statements of Operations. Armenia Mountain’s pretax income attributable to The AES Corporation was $6 million for the nine months ended September 30, 2015 and $(1) million and $4 million, respectively, for the three and nine months ended September 30, 2014. Prior to its sale, Armenia Mountain was in the US SBU reportable segment. See Note 18—Discontinued Operations for more about transactions preceding the sale.
UK Wind (Operating Projects) — In August 2014, the Company sold 100% of its interests in four operating wind projects located in the UK with an aggregate generation capacity of 88 MW. Net proceeds from the sale transaction were $161 million and the Company recognized a pretax gain on sale of $78 million during the third quarter of 2014. As these wind projects do not meet the criteria to be reported as discontinued operations, their results are reflected within continuing operations in the Condensed Consolidated Statements of Operations. Excluding the gain on sale, the pretax loss for these projects was $19 million and $18 million, respectively, for the three and nine months ended September 30, 2014. Prior to the sale, these projects were reported in the Europe SBU reportable segment.
Held-For-Sale Businesses
Kelanitissa — In August 2015, the Company executed an agreement for the sale of its 90% ownership interest in Kelanitissa, a 168 MW diesel-fired generation plant in Sri Lanka. Accordingly, Kelanitissa has been classified as held-for-sale as of September 30, 2015, but does not meet the criteria to be reported as a discontinued operation. Kelanitissa’s results are therefore reflected within continuing operations in the Condensed Consolidated Statements of Operations. Kelanitissa’s pretax income (loss) attributable to The AES Corporation was $(2) million and $(7) million, respectively, for the three and nine months ended September 30, 2015 and $(1) million and $1 million, respectively, for the three and nine months ended September 30, 2014. Kelanitissa is reported in the Asia SBU reportable segment.
18. DISCONTINUED OPERATIONS
As discussed in Note 1—Financial Statement Presentation, effective July 1, 2014, the Company prospectively adopted ASU No. 2014-08. There have been no businesses classified as a discontinued operation subsequent to this ASU adoption.
The following table summarizes the revenue, income from operations, income tax expense, impairment and loss on disposal of all businesses classified as a discontinued operation prior to the adoption of ASU No. 2014-08 for the periods indicated (in millions):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$—	$233
Income from operations of discontinued businesses, before income tax	$—	$49
Income tax expense	—	(22)
Income from operations of discontinued businesses, after income tax	$—	$27
Net loss from disposal and impairments of discontinued businesses, after income tax	$—	$(56)
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
Under the terms of the sale agreement, the buyer was provided an option to purchase the Company’s 100% interest in Armenia Mountain, a 101 MW wind project in Pennsylvania, at a fixed price of $75 million. Approximately $3 million of the $27 million net proceeds was deferred and allocated to this option. The buyer exercised the option on March 31, 2015 and the sale was completed on July 1, 2015. See Note 17—Dispositions and Held-For-Sale Businesses for further information.
Saurashtra — In October 2013, the Company executed a sale agreement for the sale of its wholly owned subsidiary AES Saurashtra Private Ltd, a 39 MW wind project in India. The sale transaction closed on February 24, 2014 and net proceeds of $8 million were received. Saurashtra was previously reported in the Asia SBU reportable segment.
Cameroon — In September 2013, the Company executed agreements for the sale of AES White Cliffs B.V. (owner of

56% of AES SONEL S.A.), AES Kribi Holdings B.V. (owner of 56% of Kribi Power Development Company S.A.) and AES Dibamba Holdings B.V. (owner of 56% of Dibamba Power Development Company S.A.). In June 2014, the Company sold its entire equity interest in all three businesses in Cameroon. Net proceeds from the sale transaction were $200 million with $156 million received and non-contingent consideration of $44 million to be received in 2016. The carrying amount is $44 million, which approximates fair value, and is secured by a $40 million letter of credit from a well-capitalized, multinational bank. Between meeting the held-for-sale criteria in September 2013 through the first quarter of 2014, the Company recognized impairment charges totaling $101 million, representing the difference between the aggregate carrying amount of $435 million and fair value less costs to sell of $334 million. During the second quarter of 2014, the Company recognized an additional loss on sale of $7 million. These businesses were previously reported in the Europe SBU reportable segment.
19. ACQUISITIONS
Main Street Power — On February 18, 2015, the Company completed the acquisition of 100% of the common stock of Main Street Power Company, Inc. for approximately $25 million pursuant to the terms and condition of a definitive agreement dated January 24, 2015. The purchase consideration was composed of $20 million cash and the fair value of earn-out payments of $5 million. At September 30, 2015, the assets acquired (including $4 million cash) and liabilities assumed at the acquisition date were recorded at provisional amounts based on the preliminary purchase price allocation. The Company is in the process of obtaining additional information to measure all assets acquired and liabilities assumed in the acquisition within the measurement period, which could be up to one year from the date of acquisition. The preliminary purchase price allocation has resulted in the recognition of $14 million of goodwill. Subsequent changes to the fair value of earn-out payments will be reflected in earnings.
20. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive RSUs, stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. Presented below is a reconciliation, for the periods indicated, of the numerator and denominator of the basic and diluted earnings per share computation for income from continuing operations, where income represents the numerator and weighted average shares represents the denominator:

(in millions except per share data)	2015			2014
Three Months Ended September 30,	Income	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$180	679	$0.27	$488	721	$0.68
EFFECT OF DILUTIVE SECURITIES
Convertible securities	—	—	—	6	15	(0.01)
Stock options	—	1	—	—	1	—
Restricted stock units	—	2	(0.01)	—	3	—
DILUTED EARNINGS PER SHARE	$180	682	$0.26	$494	740	$0.67
Nine Months Ended September 30,
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$391	692	$0.57	$583	724	$0.81
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	(0.01)	—	3	—
DILUTED EARNINGS PER SHARE	$391	694	$0.56	$583	727	$0.81
For the three and nine months ended September 30, the calculation of diluted earnings per share excluded 7 million and 6 million outstanding stock awards for 2015 and 2014, respectively, that could potentially dilute basic earnings per share in the future. Additionally, for the three and nine months ended September 30, 2015, and for the nine months ended September 30, 2014, all 15 million shares of potential common stock associated with convertible debentures were omitted from the earnings per share calculation. These were not included because the impact would have been anti-dilutive.
21. SUBSEQUENT EVENTS
Stock Repurchase Program — Subsequent to September 30, 2015, the Parent Company repurchased an additional 1.6 million shares at a cost of $16 million, bringing the cumulative repurchases total from July 2010 through November 4, 2015 to 139.5 million shares for a total cost of $1.7 billion, at an average price per share of $12.41 (including a nominal amount of commissions). On November 2, 2015, the Company’s Board of Directors authorized a further increase in the Stock Repurchase Program by an additional $400 million, which brings the total share repurchase authorization to $2.1 billion. As of November 4, 2015, $400 million remains available under the Program. See Note 11—Equity for additional information.
Dividends — On October 8, 2015, the Parent Company’s BoD declared a dividend of $0.10 per outstanding common share payable on November 16, 2015 to the shareholders of record at the close of business on November 2, 2015.
Solar Italy — On October 1, 2015, the Company completed the sale of Solar Italy for $42 million. The Company expects to recognize a gain on this transaction in the fourth quarter of 2015.

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
Overview of Our Business — We are a diversified power generation and utility company organized into the following six market-oriented SBUs: US (United States); Andes (Chile, Colombia and Argentina); Brazil; MCAC (Mexico, Central America and the Caribbean); Europe (Europe and Middle East); and Asia. For additional information regarding our business, see Item 1.—Business of our 2014 Form 10-K.
Within our six SBUs listed above, we have two lines of business. The first business line is generation, where we own and/or operate power plants to generate and sell power to customers such as utilities, industrial users and other intermediaries. The second business line is utilities, where we own and/or operate utilities to generate or purchase, distribute, transmit and sell electricity to end-user customers in the residential, commercial, industrial and governmental sectors within a defined service area. In certain circumstances, our utilities also generate and sell electricity on the wholesale market.
Key Topics in Management’s Discussion and Analysis — Our discussion covers the following:

•	Overview of Q3 2015 Results and Strategic Performance

•	Review of Consolidated Results of Operations

•	Non-GAAP Measures and SBU Analysis

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity
Overview of Q3 2015 Results and Strategic Performance
Management’s Strategic Priorities — Management is focused on the following priorities:

•	Reducing complexity: By exiting businesses and markets where we do not have a competitive advantage we are simplifying our portfolio and reducing risk.

•
Leveraging our platforms: We are focusing our growth on platform expansions, including adjacencies, in markets where we already operate and have a competitive advantage to realize attractive risk-adjusted returns. We currently have 5,782 MW under construction. These projects represent $7 billion in total capital expenditures, with the majority of AES’ $1.3 billion in equity already funded and are on track to come online from 2015 through 2018.

•	Performance excellence: We strive to be the low-cost manager of a portfolio of assets and to derive synergies and scale from our businesses.

•
Expanding access to capital: We are building strategic partnerships at the project and business level. Through these partnerships, we aim to optimize our risk-adjusted returns in our existing businesses and growth projects. By selling down portions of certain businesses, we can adjust our global exposure to commodity, fuel, country and other macroeconomic risks. Partial sell-downs of our assets can also serve to highlight or enhance the value of businesses in our portfolio.

•
Allocating capital in a disciplined manner: Our top priority is to maximize risk-adjusted returns to our shareholders, which we achieve by investing our discretionary cash and recycling the capital we receive from asset sales and strategic partnerships. The results of our capital strategy included the following:

◦	In the first nine months of 2015, we invested $345 million to prepay and refinance Parent debt.

◦	In the third quarter of 2015, we invested $101 million by repurchasing approximately 8 million shares.

◦	In the first nine months of 2015, we repurchased 32 million shares for $407 million and in October and November 2015, we repurchased 1.6 million shares for $16 million.

◦	In the first nine months of 2015, we paid $209 million in shareholder dividends.

◦	In the first nine months of 2015, we made $285 million of investments in our subsidiaries.
Q3 2015 Strategic Performance
Earnings Per Share Results in Q3 2015

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Diluted earnings per share from continuing operations	$0.26	$0.67	$(0.41)	-61%	$0.56	$0.81	$(0.25)	-31%
Adjusted EPS (a non-GAAP measure)(1)	$0.39	$0.37	$0.02	5%	$0.88	$0.89	$(0.01)	-1%
_____________________________

(1)	See reconciliation and definition under Non-GAAP Measures.
Three Months Ended September 30, 2015
Diluted earnings per share from continuing operations decreased $0.41, or 61%, to $0.26 primarily due to the gain on the sale of 45% of the Company's interest in Masinloc in the Philippines in the third quarter of 2014.
Adjusted EPS, a non-GAAP measure, increased $0.02, or 5%, to $0.39 primarily due to equity earnings from Guacolda in Chile, as well as a 6% reduction in shares outstanding and lower Parent interest expense, partially offset by devaluation in foreign currencies.
Nine Months Ended September 30, 2015
Diluted earnings per share from continuing operations decreased $0.25, or 31%, to $0.56 primarily due to the gain on the sale of 45% of the Company's interest in Masinloc in the Philippines in the third quarter of 2014, partially offset by net foreign currency transaction losses recognized in 2014.
Adjusted EPS, a non-GAAP measure, decreased $0.01, or 1%, to $0.88 primarily driven by an overall negative contribution from the Company’s SBUs and devaluation in foreign currencies, partially offset by capital allocation and a lower adjusted effective tax rate.
Capital Management and Allocation — We continue to focus on improving cash generation and optimizing the use of our parent discretionary cash. During the third quarter of 2015, we generated $915 million of cash flow from operating activities. We utilized cash consistent with our strategy and paid a quarterly dividend of $68 million ($0.10 per share), and we repurchased common stock under the existing stock repurchase program at a total cost of $101 million.
Safe, Reliable and Sustainable Operations — Our safety performance was down in the third quarter of 2015 for lost-time incident case rates for both employees and operational contractors. However, safety is our first value and a top priority. We consistently analyze and evaluate our safety performance in order to capture lessons learned and strengthen mitigation plans that improve our safety performance.
Regarding operational performance, generation in GWh had no significant variance compared to the first nine months of 2014.
Compared to the nine months ended September 30, 2014, our KPIs performance was mixed, as our generation KPIs declined while indicators for our utilities improved. Our CA, EFOF and heat rate performance deteriorated, largely driven by unplanned outages at our generation plants in Ohio and longer maintenance at our generation plants in the Dominican Republic and Chile. Most of the unplanned outage events have been resolved and mitigation plans have been implemented. For utilities, our performance on SAIFI and non-technical losses improved compared to the first nine months of 2014. The table below presents our KPIs for the nine months ended September 30, for the years indicated.

	2015	2014	Variance
KPIs: Safety: Employee Lost-Time Incident Case Rate	0.109	0.102	-7%
Safety: Operational Contractor Lost-Time Incident Case Rate	0.116	0.084	-38%
Generation: Commercial Availability (CA, %)	89.1%	91.2%	-2.1%
Equivalent Forced Outage Factor (EFOF, %)	3.7%	3.5%	-0.2%
Heat Rate (BTU/kWh)	10,082	9,828	-254
Utility: System Average Interruption Duration Index (SAIDI, hours)	6.0	5.5	-0.5
System Average Interruption Frequency Index (SAIFI, number of interruptions)	3.4	3.6	0.2
Non-Technical Losses (%)	1.7%	2.1%	0.4%
_________________________________________________

Definitions:

•	Lost-Time Incident Case Rate: Number of lost-time cases per number of full-time employees or contractors.

•	CA: Actual variable margin, as a percentage of potential variable margin if the unit had been available at full capacity during outages.

•	EFOF: The percentage of the time that a plant is not capable of producing energy due to unplanned operational reductions in production.

•	Heat Rate: The amount of energy used by an electrical generator or power plant to generate one kWh.

•	SAIDI: The total hours of interruption the average customer experiences annually. Trailing 12-month average.

•	SAIFI: The average number of interruptions the average customer experiences annually. Trailing 12-month average.

•	Non-Technical Losses: Delivered energy that was not billed due to measurement error, theft or other reasons. Trailing 12-month average.

Review of Consolidated Results of Operations	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per share amounts)	2015	2014	$ change	% change	2015	2014	$ change	% change
Revenue:
US SBU	$923	$1,002	$(79)	-8%	$2,751	$2,896	$(145)	-5%
Andes SBU	652	704	(52)	-7%	1,894	2,048	(154)	-8%
Brazil SBU	1,065	1,548	(483)	-31%	3,710	4,526	(816)	-18%
MCAC SBU	597	693	(96)	-14%	1,796	2,023	(227)	-11%
Europe SBU	292	371	(79)	-21%	921	1,067	(146)	-14%
Asia SBU	195	125	70	56%	501	456	45	10%
Corporate and Other	7	4	3	75%	17	11	6	55%
Intersegment eliminations	(10)	(6)	(4)	67%	(27)	(13)	(14)	108%
Total Revenue	3,721	4,441	(720)	-16%	11,563	13,014	(1,451)	-11%
Operating Margin:
US SBU	165	222	(57)	-26%	463	500	(37)	-7%
Andes SBU	162	212	(50)	-24%	412	451	(39)	-9%
Brazil SBU	100	44	56	127%	500	635	(135)	-21%
MCAC SBU	148	176	(28)	-16%	416	411	5	1%
Europe SBU	59	94	(35)	-37%	226	304	(78)	-26%
Asia SBU	33	12	21	175%	104	49	55	112%
Corporate and Other	3	16	(13)	-81%	27	42	(15)	-36%
Intersegment eliminations	3	(9)	12	-133%	—	(12)	12	-100%
Total Operating Margin	673	767	(94)	-12%	2,148	2,380	(232)	-10%
General and administrative expenses	(45)	(45)	—	—%	(150)	(148)	(2)	1%
Interest expense	(388)	(390)	2	-1%	(1,061)	(1,086)	25	-2%
Interest income	150	69	81	117%	373	205	168	82%
Loss on extinguishment of debt	(20)	(47)	27	-57%	(165)	(196)	31	-16%
Other expense	(18)	(12)	(6)	50%	(52)	(37)	(15)	41%
Other income	13	12	1	8%	43	56	(13)	-23%
Gain on disposals and sale of investments	23	362	(339)	-94%	24	363	(339)	-93%
Goodwill impairment expense	—	—	—	—%	—	(154)	154	-100%
Asset impairment expense	(231)	(15)	(216)	NM	(276)	(90)	(186)	207%
Foreign currency transaction gains (losses)	9	(79)	88	111%	1	(91)	92	101%
Other non-operating expense	—	(16)	16	-100%	—	(60)	60	-100%
Income tax expense	(45)	(92)	47	-51%	(261)	(303)	42	-14%
Net equity in earnings (losses) of affiliates	82	(6)	88	NM	97	39	58	149%
INCOME FROM CONTINUING OPERATIONS	203	508	(305)	-60%	721	878	(157)	-18%
Income from operations of discontinued businesses, net of income tax expense of $0, $0, $0 and $22, respectively	—	—	—	—%	—	27	(27)	-100%
Net loss from disposal and impairments of discontinued businesses, net of income tax expense of $0, $0, $0 and $4, respectively	—	—	—	—%	—	(56)	56	-100%
NET INCOME	203	508	(305)	-60%	721	849	(128)	-15%
Noncontrolling interests:
Less: (Income) from continuing operations attributable to noncontrolling interests	(23)	(20)	(3)	15%	(330)	(295)	(35)	12%
Less: Loss from discontinued operations attributable to noncontrolling interests	—	—	—	—%	—	9	(9)	-100%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$180	$488	$(308)	-63%	$391	$563	$(172)	-31%
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$180	$488	$(308)	-63%	$391	$583	$(192)	-33%
Loss from discontinued operations, net of tax	—	—	—	—%	—	(20)	20	-100%
Net income	$180	$488	$(308)	-63%	$391	$563	$(172)	-31%
Net cash provided by operating activities	$915	$763	$152	20%	$1,505	$1,216	$289	24%
DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.05	$0.05	100%	$0.20	$0.10	$0.10	100%
NM - Not Meaningful
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
Three months ended September 30, 2015:
Consolidated Revenue — Revenue decreased $720 million, or 16%, to $3.7 billion in the three months ended September 30, 2015 compared with $4.4 billion in the three months ended September 30, 2014, including unfavorable FX impacts of $789 million. The decrease in revenue was driven primarily by the key operating drivers at the following businesses:

•	US — An overall decrease of $79 million driven by:

◦	A reduction in volumes and lower retail prices at DPL in Ohio, primarily due to the sale of the MC2 business in April 2015 and higher pass-through transmission costs in 2014; and

◦	Lower wholesale volumes at IPL in Indiana due to a decrease in demand as a result of milder temperatures during 2015 compared to 2014.

•	Andes — An overall decrease of $52 million driven by:

◦	Unfavorable FX impacts of $71 million, primarily at Chivor in Colombia; and

◦	Lower spot and contract sales at Gener in Chile.

◦	The results above were partially offset by higher prices at Chivor resulting from the impact of a strong El Niño.

•	Brazil — An overall decrease of $483 million driven by:

◦	Unfavorable FX impacts of $680 million; and

◦	Lower contracted volumes sold by Tietê to Eletropaulo in the third quarter of 2015 due to change in contracting strategy from 2014.

◦
The results above were partially offset at Eletropaulo and Sul, due to higher tariffs resulting from the impacts from the Extraordinary Tariff Review and the tariff flag mechanism. See Key Trends and Uncertainties—Operational of this Form 10-Q for further information.

•	MCAC — An overall decrease of $96 million driven by:

◦	Lower gas sales to third parties, lower PPA prices, and lower spot sales in the Dominican Republic; and

◦	Lower pass-through costs at El Salvador.

•	Europe — An overall decrease of $79 million driven by:

◦	Unfavorable FX impacts of $32 million, primarily at Maritza in Bulgaria and Northern Ireland in the UK;

◦	Lower pass-through costs at Amman East and IPP4 in Jordan; and

◦	The sales of UK Wind (Operating Projects) and Ebute in Nigeria in August and November 2014, respectively.

◦	The results above were partially offset by the timing of outages and higher pass-through costs at Maritza.

•	Asia — An overall increase of $70 million driven by:

◦	Contributions from Mong Duong in Vietnam, which commenced its principal operations in April 2015; and

◦	Higher generation at Kelanitissa in Sri Lanka.

◦	The results above were partially offset by Masinloc in the Philippines due to lower pass-through costs.
Consolidated Operating Margin — Operating margin decreased $94 million, or 12%, to $673 million in the three months ended September 30, 2015 compared with $767 million in the three months ended September 30, 2014, including unfavorable FX impacts of $102 million. The decrease in operating margin was driven primarily by the key operating drivers at the following businesses:

•	US — An overall decrease of $57 million driven by:

◦
The impact of additional DP&L generation being sold in the wholesale market at lower prices compared to supplying DP&L retail customers in 2014, combined with lower generation, lower wholesale prices and higher fixed costs.

•	Andes — An overall decrease of $50 million driven by:

◦	Unfavorable FX impacts of $40 million, primarily at Chivor; and

◦	Lower contract prices and higher fixed and other costs at Gener.

•	Brazil — An overall increase of $56 million driven by:

◦	Lower energy purchases at lower rates due to lower contracted volumes sold to Eletropaulo in the third quarter of 2015 as well as a change in the assured energy requirement at Tietê; and

◦	Higher tariffs at Sul and Eletropaulo.

◦	The results above were offset by unfavorable FX impacts of $54 million, higher fixed costs at Eletropaulo, and lower demand at Sul and Eletropaulo.

•	MCAC — An overall decrease of $28 million driven by:

◦	Lower fuel prices and timing of spot gas cargoes resulting in lower gas sales to third parties; and

◦	The net impact of higher contracted volumes at lower prices, higher fixed costs, and lower frequency regulation in the Dominican Republic.

◦
The results above were partially offset by improved hydrological conditions at Panama which resulted in higher generation and lower energy purchases, as well as the commencement of power barge operations in March 2015.

•	Europe — An overall decrease of $35 million driven by:

◦	Unfavorable FX impacts of $9 million, primarily at Maritza in Bulgaria;

◦	The sales of UK Wind (Operating Projects) and Ebute as discussed above; and

◦	Timing of planned outages in Maritza.

•	Asia — An overall increase of $21 million driven by:

◦	Higher plant availability and lower related maintenance costs at Masinloc in the Philippines.
Nine months ended September 30, 2015:
Consolidated Revenue — Revenue decreased $1.5 billion, or 11%, to $11.6 billion in the nine months ended September 30, 2015 compared with $13.0 billion in the nine months ended September 30, 2014, including unfavorable FX impacts of $1.8 billion. The decrease in revenue was driven primarily by the key operating drivers at the following businesses:

•	US — An overall decrease of $145 million driven by:

◦	Lower wholesale volumes at IPL due to higher outages, lower pass-through costs, and a decrease in demand as a result of milder temperatures during 2015 compared to 2014;

◦	The sale of the MC2 business in April 2015, which reduced volumes at DPL;

◦	Increased customer switching at DPL; and

◦	Lower production and prices at Wind businesses.

◦	The results above were partially offset by higher capacity prices and wholesale revenue at DPL.

•	Andes — An overall decrease of $154 million driven by:

◦	Unfavorable FX impacts of $155 million, primarily at Chivor; and

◦	Lower contract and spot sales and prices at Gener.

◦	The results above were partially offset by new contracts at Gener, as well as higher rates and generation at Chivor driven by a strong El Niño impact and better hydrology.

•	Brazil — An overall decrease of $816 million driven by:

◦	Unfavorable FX impacts of $1.6 billion; and

◦	Lower spot sales and prices at Tietê, partially offset by higher energy sold to Eletropaulo at higher prices due to an annual contract adjustment.

◦	The results above were partially offset by:

▪	The reversal of a contingent regulatory liability at Eletropaulo;

▪	A longer period of operations and higher pass-through costs at Uruguaiana; and

▪	Higher tariffs resulting from the impacts from the Extraordinary Tariff Review and tariff flag mechanism implemented at Sul and Eletropaulo.

•	MCAC — An overall decrease of $227 million driven by:

◦	Lower prices in the Dominican Republic, primarily related to lower gas sales to third parties, lower PPA prices, lower spot prices and sales, as well as lower availability; and

◦	A decrease in energy pass-through costs at El Salvador.

•	Europe — An overall decrease of $146 million driven by:

◦	Unfavorable FX impacts of $98 million, primarily at Maritza and Northern Ireland;

◦	Lower capacity and energy prices in Northern Ireland;

◦	Lower pass-through costs at Amman East in Jordan; and

◦	The sales of the UK Wind (Operating Projects) and Ebute in August and November 2014, respectively.

◦	The results above were partially offset by the commencement of operations at IPP4 in Jordan in July 2014.

•	Asia — An overall increase of $45 million driven by:

◦	Contributions from Mong Duong, which commenced its principal operations in April 2015.

◦	The results above were partially offset by lower dispatch in 2015 at Kelanitissa and lower pass-through costs at Masinloc.
Consolidated Operating Margin — Operating margin decreased $232 million, or 10%, to $2.1 billion in the nine months ended September 30, 2015 compared with $2.4 billion in the nine months ended September 30, 2014, including unfavorable FX impacts of $279 million. The decrease in operating margin was driven primarily by the key operating drivers at the following businesses:

•	US — An overall decrease of $37 million driven by:

◦	Lower results at US Generation due to lower production and prices at the US Wind businesses and lower availability and dispatch in Hawaii and Southland; and

◦	Decreased wholesale margin due to outages and lower market prices at IPL.

◦
The results above were partially offset at DPL due to an increase through the first half of 2015 that was driven by outages and lower gas availability that occurred in the first quarter of 2014, as well as increased capacity prices, and lower transmission, congestion and fixed costs in 2015. These increases were offset by a decrease in the third quarter as discussed above.

•	Andes — An overall decrease of $39 million driven by:

◦	Unfavorable FX impacts of $67 million, primarily at Chivor.

◦	The results above were partially offset by higher rates and generation at Chivor driven by a strong El Niño and better hydrology.

•	Brazil — An overall decrease of $135 million driven by:

◦	Unfavorable FX impacts of $180 million; and

◦	Lower demand and higher fixed costs at Sul, as well as higher fixed costs at Eletropaulo.

◦	The results above were partially offset by the reversal of a contingent regulatory liability and higher tariffs at Eletropaulo.

•	MCAC — An overall increase of $5 million driven by:

◦	Improved hydrological conditions, which resulted in higher generation and lower energy purchases, as well as the commencement of power barge operations in Panama; and

◦	A one-time unfavorable adjustment in 2014 to unbilled revenue in El Salvador.

◦	The results above were partially offset by:

▪
Lower fuel prices and timing of spot gas cargoes resulting in lower gas sales to third parties, lower availability, lower frequency regulation, higher fixed costs, and the net impact of higher contracted volumes at lower prices in the Dominican Republic; and

▪	Higher fuel costs and lower availability in Mexico.

•	Europe — An overall decrease of $78 million driven by:

◦	Unfavorable FX impacts of $33 million, primarily at Maritza in Bulgaria;

◦	Lower dispatch, market energy and capacity prices as well as higher outages and related costs at Kilroot; and

◦	The sales of UK Wind (Operating Projects) and Ebute as discussed above.

◦	The results above were partially offset by higher volumes and prices due to improved hydrology in Kazakhstan and new operations at IPP4 in Jordan as discussed above.

•	Asia — An overall increase of $55 million driven by:

◦	Higher availability at Masinloc and an unfavorable impact occurring in the first quarter of 2014 due to the market operator’s retrospective adjustment to energy prices; and

◦	Mong Duong due to the commencement of its principal operations in April 2015.
General and administrative expenses
General and administrative expenses remained neutral at $45 million and $150 million for the three and nine months ended September 30, 2015, respectively. General and administrative expenses include costs related to corporate staff functions and initiatives as well as corporate business development efforts.
Interest expense
Interest expense decreased $2 million, or 1%, to $388 million for the three months ended September 30, 2015. The decrease was primarily due to lower interest expense of $15 million at the Parent Company resulting from lower rates and reduced principal. This decrease was partially offset at Mong Duong as principal operations commenced in April 2015 and interest is no longer capitalized.
Interest expense decreased $25 million, or 2%, to $1.1 billion for the nine months ended September 30, 2015. The decrease was primarily due to a $64 million reversal of interest expense previously recognized on contingent regulatory liabilities at Eletropaulo (see Key Trends and Uncertainties—Regulatory of this Form 10-Q for further information). Additionally, lower interest expense of $52 million at the Parent Company resulting from lower rates and reduced principal added to the decrease. These decreases were partially offset by an increase at Sul related to a $47 million reversal of contingent interest accruals in the prior year, as well as an increase of $42 million at Mong Duong as principal operations commenced in April 2015 and interest is no longer capitalized.
Interest income
Interest income increased $81 million, or 117%, to $150 million for the three months ended September 30, 2015. The increase was primarily due to an increase of $37 million at Mong Duong in Vietnam associated with the financing element of its service concession arrangement, $36 million at our utilities in Brazil primarily due to an increase in regulatory assets partially offset by unfavorable foreign currency translation, and $8 million in Argentina due to higher receivable balances earning interest.
Interest income increased $168 million, or 82%, to $373 million for the nine months ended September 30, 2015. The increase was primarily due to an increase of $78 million at Mong Duong in Vietnam associated with the financing element of its service concession arrangement, $65 million at our utilities in Brazil primarily due to an increase in regulatory assets partially offset by unfavorable foreign currency translation, and $22 million in Argentina due to higher receivable balances earning interest.
Loss on extinguishment of debt
Loss on extinguishment of debt was $20 million and $165 million for the three and nine months ended September 30, 2015 and $47 million and $196 million for the three and nine months ended September 30, 2014, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income was $13 million and $43 million for the three and nine months ended September 30, 2015, respectively, and $12 million and $56 million for the three and nine months ended September 30, 2014, respectively.
Other expense was $18 million and $52 million for the three and nine months ended September 30, 2015, respectively, and $12 million and $37 million for the three and nine months ended September 30, 2014, respectively. See Note 13—Other Income and Expense in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on disposals and sale of investments
Gain on disposal and sale of investments was $23 million and $24 million for the three and nine months ended September 30, 2015, respectively, primarily related to the sale of Armenia Mountain.
Gain on disposal and sale of investments was $362 million and $363 million for the three and nine months ended September 30, 2014, respectively, primarily related to the sale of a noncontrolling interest in Masinloc and the sale of UK Wind (Operating Projects). See Note 11—Equity and Note 17—Dispositions and Held-for-Sale Businesses in Item 1.—Financial Statements of this Form 10-Q for further information.

Goodwill impairment
There was no goodwill impairment expense for the three and nine months ended September 30, 2015. Goodwill impairment expense for the three and nine months ended September 30, 2014 was zero and $154 million, respectively. See Note 14—Goodwill Impairment in Item 1.— Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $231 million and $276 million for the three and nine months ended September 30, 2015 and $15 million and $90 million for the three and nine months ended September 30, 2014, respectively. See Note 15—Asset Impairment Expense in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses) — Foreign currency transaction gains (losses) were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Argentina	$13	$(19)	$30	$(33)
Colombia	13	(7)	18	(8)
Chile	(12)	(21)	(20)	(27)
Parent Company	(2)	(20)	(21)	(23)
Other	(3)	(12)	(6)	—
Total (1)	$9	$(79)	$1	$(91)
___________________________________________

(1)
Includes $39 million and $6 million of gains on foreign currency derivative contracts for the three months ended September 30, 2015 and 2014, respectively, and $85 million and $49 million of gains on foreign currency derivative contracts for the nine months ended September 30, 2015 and 2014, respectively.

The Company recognized net foreign currency transaction gains of $9 million for the three months ended September 30, 2015 primarily due to:

•
gains of $13 million in Argentina primarily related to the favorable impact of foreign currency derivatives associated with government receivables at AES Argentina Generacion (an Argentine Peso functional currency subsidiary), partially offset by losses from the remeasurement of U.S. Dollar denominated debt, and losses from the remeasurement of local currency asset balances at Termoandes (a U.S. Dollar functional currency subsidiary);

•
gains of $13 million in Colombia which was primarily related to unrealized gains due to the 19% depreciation of the Colombian Peso, resulting in a gain at Chivor (a U.S. Dollar functional currency subsidiary) from liabilities denominated in Colombian Pesos, primarily income tax payable, accounts payable, and non-recourse debt, and positive impact from foreign currency embedded derivatives; and

•
losses of $12 million in Chile, which were primarily due to the 9% depreciation of the Chilean Peso, resulting in a loss at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean Pesos, primarily cash, accounts receivables and VAT receivables.

The Company recognized net foreign currency transaction losses of $79 million for the three months ended September 30, 2014 primarily due to:

•
losses of $21 million in Chile, which were primarily due to the 8% depreciation of the Chilean Peso, resulting in a loss at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean Pesos, primarily cash, accounts receivables and VAT receivables;

•
losses of $20 million at The AES Corporation which were primarily due to decreases in the valuation of intercompany notes receivable denominated in foreign currency, resulting from the weakening of the Euro and British Pound during the period, partially offset by gains related to foreign currency options; and

•
losses of $19 million in Argentina, which were primarily related to AES Argentina Generacion (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt and losses on the purchase of Argentine sovereign bonds at Termoandes (a U.S. Dollar functional currency subsidiary). Additionally, losses were incurred on foreign currency derivatives related to government receivables at AES Argentina Generacion and the 3% depreciation of the Argentine Peso.

The Company recognized net foreign currency transaction gains of $1 million for the nine months ended September 30, 2015 primarily due to:

•
gains of $30 million in Argentina, which was primarily related to the favorable impact of foreign currency derivatives associated with government receivables at AES Argentina Generacion (an Argentine Peso functional currency subsidiary), partially offset by losses from the remeasurement of U.S. Dollar denominated debt, and losses from the remeasurement of local currency asset balances at Termoandes (a U.S. Dollar functional currency subsidiary);

•
gains of $18 million in Colombia which was primarily related to unrealized gains due to the 30% depreciation of the Colombian Peso, resulting in a gain at Chivor (a U.S. Dollar functional currency subsidiary) from liabilities denominated in Colombian pesos, primarily income tax payable, accounts payable, and non-recourse debt, and positive impact from foreign currency embedded derivatives;

•	losses of $21 million at the Parent Company, which were primarily due to net remeasurement losses on intercompany notes, partially offset by gains on foreign currency options; and

•
losses of $20 million in Chile which were primarily due to the 15% depreciation of the Chilean Peso, resulting in a loss at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean Pesos, primarily cash, accounts receivables and VAT receivables.

The Company recognized foreign currency transaction losses of $91 million for the nine months ended September 30, 2014 primarily due to:

•
losses of $33 million in Argentina, which were primarily related to the 29% depreciation of the Argentine Peso, resulting in losses at AES Argentina Generacion (an Argentine Peso functional currency subsidiary) associated with its U.S. Dollar denominated debt, and losses at Termoandes (a U.S. Dollar functional currency subsidiary) mainly associated with cash and accounts receivable balances in the local currency and losses on the purchase of Argentine sovereign bonds. These losses were partially offset by a gain on foreign currency derivatives related to government receivables at AES Argentina Generacion;

•
losses of $27 million in Chile, which were primarily due to the 14% depreciation of the Chilean Peso, resulting in a loss at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean Pesos (primarily cash, accounts receivables and VAT receivables). These losses were partially offset by foreign currency derivatives; and

•
losses of $23 million at The AES Corporation were primarily due to decreases in the valuation of intercompany notes receivable denominated in foreign currency, resulting from the weakening of the Euro and British Pound during the year, partially offset by gains related to foreign currency options.

Other non-operating expense
There was no other non-operating expense for the three and nine months ended September 30, 2015. Other non-operating expense was $16 million and $60 million for the three and nine months ended September 30, 2014, respectively. See Note 16—Other Non-Operating Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Income tax expense
Income tax expense decreased $47 million, or 51%, to $45 million for the three months ended September 30, 2015 compared to $92 million for the three months ended September 30, 2014. The Company’s effective tax rates were 27% and 15% for the three months ended September 30, 2015 and 2014, respectively.
The net increase in the effective tax rate for the three months ended September 30, 2015 compared to the same period in 2014 was due, in part, to the 2014 sale of 45% of the Company’s interest in Masin-AES Pte Ltd., which owns the Company’s business interests in the Philippines, and the 2014 sale of the Company’s interests in four UK Wind Operating Projects. Neither of these transactions gave rise to income tax expense. Further, the 2014 effective tax rate benefited from a change in tax status at a subsidiary operating in the Dominican Republic, partially offset by the unfavorable impact of Chilean income tax law reform enacted during 2014. The 2015 effective tax rate was favorably impacted, though to a lesser degree than the noted net impacts to the 2014 effective tax rate, by tax benefit related to a depreciating Peso in certain of our Mexican subsidiaries. See Note 11—Equity for additional information regarding the sale of 45% of the Company’s interest in Masin-AES Pte Ltd. See Note 17—Dispositions and Held-for-Sale Businesses for additional information regarding the sale of the Company’s interests in four UK Wind Operating Projects.
Income tax expense decreased $42 million, or 14%, to $261 million for the nine months ended September 30, 2015 compared to $303 million for the nine months ended September 30, 2014. The Company’s effective tax rates were 29% and 27% for the nine months ended September 30, 2015 and 2014, respectively.
The net increase in the effective tax rate for the nine months ended September 30, 2015 compared to the same period in 2014 was due, in part, to the 2014 sale of 45% of the Company’s interest in Masin-AES Pte Ltd., which owns the Company’s business interests in the Philippines, and the 2014 sale of the Company’s interests in four UK Wind Operating Projects. Neither of these transactions gave rise to income tax expense. Further, the 2014 effective tax rate benefited from a change in tax status at a subsidiary operating in the Dominican Republic, partially offset by the unfavorable impact of Chilean income tax law reform enacted during 2014. The 2015 effective tax rate was favorably impacted, though to a lesser degree than the noted net impacts to the 2014 effective tax rate, by the release of valuation allowance at our Vietnam operating subsidiary and by tax benefit related to a depreciating Peso in certain of our Mexican subsidiaries. See Note 11—Equity for additional information regarding the sale of 45% of the Company’s interest in Masin-AES Pte Ltd. See Note 17—Dispositions and Held-for-Sale Businesses for additional information regarding the sale of the Company’s interests in four UK Wind Operating Projects.

Our effective tax rate reflects the tax effect of significant operations outside the U.S. which are generally taxed at lower rates than the U.S. statutory rate of 35%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings of affiliates
Net equity in earnings of affiliates increased $88 million to $82 million for the three months ended September 30, 2015 compared to the same period in 2014. Approximately $66 million of this increase was due to a restructuring of Guacolda in Chile. See Note 7—Investments in and Advances to Affiliates for additional information. Additionally, $13 million of the current quarter’s increase is driven by a prior year loss at Entek, which was sold in the fourth quarter of 2014.
Net equity in earnings of affiliates increased $58 million to $97 million for the nine months ended September 30, 2015 compared to the same period in 2014. Approximately $66 million of this increase relates to Guacolda and was due to the restructuring of Guacolda described above and partially offset by prior year gain on the sale of transmission assets and the current year recognition of debt retirement expense.
Income from continuing operations attributable to noncontrolling interests
Income from continuing operations attributable to noncontrolling interests increased $3 million, to $23 million for the three months ended September 30, 2015 compared to the same period in 2014, due to the following earnings drivers:

•	Tietê in Brazil from lower volume and lower prices of energy purchased for resale in the spot market,

•	Gener in Chile from the restructuring of Guacolda, and

•	Mong Duong in Vietnam as operations commenced in the current year; partially offset by,

•	Impact of allocation to the tax equity partner at Buffalo Gap III resulting from the asset impairment, and

•	Increased fixed costs at Eletropaulo primarily from contingency provisions.
Income from continuing operations attributable to noncontrolling interests increased $44 million to $330 million for the nine months ended September 30, 2015 compared to the same period in 2014, due to the following earnings drivers:

•	Eletropaulo in Brazil due to the earnings associated with the regulatory liability reversal and the tariff readjustment increases from July 2015,

•	Gener in Chile from the restructuring of Guacolda,

•	Mong Duong in Vietnam as operations commenced in the current year,

•	Panama from improved hydrological conditions and the commencement of power barge operations, which resulted in higher generation and lower energy purchases, and

•	Masinloc in the Philippines due to the sale of a 41% interest in July 2014; partially offset by

•	Impact of allocation to the tax equity partner at Buffalo Gap III resulting from the asset impairment, and

•	Unfavorable foreign currency impact at Tietê in Brazil.
Discontinued operations
There were no discontinued operations for the three and nine months ended September 30, 2015. Losses from discontinued operations were zero and $29 million for the three and nine months ended September 30, 2014, respectively. See Note 18—Discontinued Operations in Item 1.—Financial Statements of this Form 10-Q for further information.
Effective July 1, 2014, the Company prospectively adopted ASU No. 2014-08, which significantly changes the existing accounting guidance on discontinued operations. See Note 1—Financial Statement Presentation in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $308 million to $180 million in the three months ended September 30, 2015 compared to $488 million in the three months ended September 30, 2014. Key drivers of the decrease are:

•	lower gain on sale of investments from the prior year sale of a noncontrolling interest at Masinloc,

•	higher asset impairment expense from Buffalo Gap III and Kilroot in 2015

•	lower margin on generation at DP&L

•	lower LNG sales in the Dominican Republic and lower margins on generation

•	devaluation of foreign currencies against the US dollar.
These decreases were partially offset by:

•	higher equity in earnings of Guacolda resulting from its restructuring in 2015

•	net foreign currency transaction gain in 2015 compared with a net loss in 2014

•	higher margin at Tietê due to favorable contracting strategy compared with 2014

•	lower interest expense at the Parent
Net income attributable to The AES Corporation decreased $172 million to $391 million in the nine months ended September 30, 2015 compared to $563 million in the nine months ended September 30, 2014. Key drivers of the decrease are:

•	lower gain on sale of investments from the prior year sale of a noncontrolling interest at Masinloc

•	lower margin at Sul in Brazil, as well as the impact of the 2014 reversal of contingent interest accruals

•	lower LNG sales in the Dominican Republic and lower margins on generation

•	lower volume and prices at Kilroot
These decreases were partially offset by:

•	net foreign currency transaction gain in 2015 compared with a net loss in 2014

•	higher equity in earnings of Guacolda resulting from its restructuring in 2015

•	improved hydrology in Panama

•	lower interest expense at the Parent
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, Adjusted EPS, and Proportional Free Cash Flow are non-GAAP supplemental measures that are used by management and external users of our consolidated financial statements such as investors, industry analysts and lenders.
Adjusted Operating Margin
Operating Margin is defined as revenue less cost of sales. Cost of sales includes costs incurred directly by the businesses in the ordinary course of business, such as Electricity and fuel purchases; O&M costs; Depreciation and amortization expense; Bad debt expense & recoveries; General administrative & support costs at the businesses; and Gains or losses on derivatives associated with the purchase and sale of electricity or fuel.
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
Adjusted PTC reflects the impact of noncontrolling interests and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted PTC includes the other components of our income statement, such as General and administrative expense in the corporate segment, as well as business development costs; Interest expense and interest income; Other expense and other income; Realized foreign currency transaction gains and losses; and Net equity in earnings of affiliates.
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
Reconciliations of Non-GAAP Measures

Adjusted Operating Margin (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
US	$155	$227	$447	$514
Andes	125	159	314	342
Brazil	27	15	111	182
MCAC	121	156	335	379
Europe	52	91	206	286
Asia	16	3	49	39
Corp/Other	3	16	27	42
Intersegment Eliminations	3	(9)	—	(12)
Total Adjusted Operating Margin	502	658	1,489	1,772
Noncontrolling Interests Adjustment	178	118	669	620
Derivatives Adjustment	(7)	(9)	(10)	(12)
Operating Margin	$673	$767	$2,148	$2,380

Adjusted PTC (1) (in millions)	Total Adjusted PTC		Intersegment		External Adjusted PTC
Three Months Ended September 30,	2015	2014	2015	2014	2015	2014
US SBU	$101	$156	$3	$3	$104	$159
Andes SBU	150	120	4	(1)	154	119
Brazil SBU	23	—	1	1	24	1
MCAC SBU	92	124	5	4	97	128
Europe SBU	45	79	—	3	45	82
Asia SBU	24	2	1	—	25	2
Corporate and Other	(113)	(127)	(14)	(10)	(127)	(137)
Total Adjusted PTC	$322	$354	$—	$—	$322	$354
Reconciliation to Income from continuing operations, net of tax, attributable to The AES Corporation:
Non-GAAP Adjustments:
Unrealized derivative gains (losses)					12	(11)
Unrealized foreign currency losses					(6)	(62)
Disposition/acquisition gains					23	367
Impairment losses					(139)	(30)
Loss on extinguishment of debt					(21)	(66)
Pretax contribution					191	552
Income tax expense attributable to The AES Corporation					(11)	(64)
Income from continuing operations, net of tax, attributable to The AES Corporation					$180	$488

Adjusted PTC (1) (in millions)	Total Adjusted PTC		Intersegment		External Adjusted PTC
Nine Months Ended September 30,	2015	2014	2015	2014	2015	2014
US SBU	$263	$311	$9	$9	$272	$320
Andes SBU	322	277	12	3	334	280
Brazil SBU	85	184	2	2	87	186
MCAC SBU	248	284	14	18	262	302
Europe SBU	171	267	2	9	173	276
Asia SBU	66	33	2	1	68	34
Corporate and Other	(330)	(419)	(41)	(42)	(371)	(461)
Total Adjusted PTC	$825	$937	$—	$—	$825	$937
Reconciliation to Income from continuing operations, net of tax, attributable to The AES Corporation:
Non-GAAP Adjustments:
Unrealized derivative gains					29	21
Unrealized foreign currency losses					(50)	(95)
Disposition/acquisition gains					32	366
Impairment losses					(175)	(295)
Loss on extinguishment of debt					(163)	(213)
Pretax contribution					498	721
Income tax expense attributable to The AES Corporation					(107)	(138)
Income from continuing operations, net of tax, attributable to The AES Corporation					$391	$583

_____________________________

(1)
Adjusted PTC in each segment before intersegment eliminations includes the effect of intercompany transactions with other segments except for interest, charges for certain management fees and the write-off of intercompany balances.

Adjusted EPS	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Diluted earnings per share from continuing operations	$0.26		$0.67		$0.56		$0.81
Unrealized derivative (gains) losses (1)	(0.01)		0.01		(0.03)		(0.02)
Unrealized foreign currency transaction losses (2)	—		0.06		0.05		0.07
Disposition/acquisition (gains)	(0.02)	(3)	(0.51)	(4)	(0.04)	(3)	(0.51)	(4)
Impairment losses	0.14	(5)	0.08	(6)	0.18	(7)	0.34	(8)
Loss on extinguishment of debt	0.02	(9)	0.06	(10)	0.16	(11)	0.20	(12)
Adjusted EPS	$0.39		$0.37		$0.88		$0.89
_____________________________

(1)
Unrealized derivative (gains) losses were net of income tax per share of $(0.01) and $0.00 in the three months ended September 30, 2015 and 2014, and of $(0.01) and $(0.01) in the nine months ended September 30, 2015 and 2014, respectively.

(2)
Unrealized foreign currency transaction (gains) losses were net of income tax per share of $0.01 and $0.03 in the three months ended September 30, 2015 and 2014, and of $0.03 and $0.04 in the nine months ended September 30, 2015 and 2014, respectively.

(3)	Amount primarily relates to the gain from the sale of Armenia Mountain of $22 million ($14 million, or $0.02 per share, net of income tax per share of $0.01).

(4)
Amount primarily relates to the gain from the sale of a noncontrolling interest in Masinloc of $283 million ($283 million, or $0.39 per share, net of income tax per share of $0.00), the gain from the sale of the UK Wind (Operating Projects) of $78 million ($78 million, or $0.11 per share, net of income tax per share of $0.00), the tax benefit of $12 million ($0.02 per share) associated with the agreement executed in September 2014 to sell a noncontrolling interest in our Dominican Republic businesses, and the tax expense of $4 million ($0.01 per share) related to the Silver Ridge Power transaction.

(5)
Amount primarily relates to the asset impairments at Kilroot of $113 million ($74 million, or $0.11 per share, net of income tax per share of $0.05) and at Buffalo Gap III of $118 million ($18 million, or $0.03 per share, net of noncontrolling interest of $90 million and of income tax per share of $0.01).

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

(7)
Amount primarily relates to the asset impairments at Kilroot of $113 million ($74 million, or $0.11 per share, net of income tax per share of $0.05), at UK Wind (Development Projects) of $38 million ($30 million, or $0.04 per share, net of income tax per share of $0.00), and at Buffalo Gap III of $118 million ($18 million, or $0.03 per share, net of noncontrolling interest of $90 million and of income tax per share of $0.01).

(8)
Amount primarily relates to the goodwill impairments at DPLER of $136 million ($117 million, or $0.16 per share, net of income tax per share of $0.03), and at Buffalo Gap of $18 million ($18 million, or $0.03 per share, net of income tax per share of $0.00) and asset impairments at Ebute of $67 million ($57 million, or $0.08 per share, net of noncontrolling interest of $3 million and of income tax per share of $0.01), at DPL of $12 million ($8 million, or $0.01 per share, net of income tax per share of $0.01), and at UK Wind (Newfield) of $11 million ($6 million, or $0.00 per share, net of noncontrolling interest of $6 million and of income tax per share of $0.00) as well as the other-than-temporary impairments of our equity method investment at Silver Ridge Power of $42 million ($28 million, or $0.04 per share, net of income tax per share of $0.02) and at Entek of $18 million ($12 million, or $0.02 per share, net of income tax per share of $0.01).

(9)
Amount primarily relates to the loss on early retirement of debt at Gener of $11 million ($5 million, or $0.01 per share, net of noncontrolling interest of $3 million and of income tax per share of $0.00), at Electrica Ventanas of $7 million ($3 million, or $0.00 per share, net of noncontrolling interest of $2 million and of income tax per share of $0.00), at the Parent Company of $3 million ($0 million, or $0.00 per share, net of income tax per share of $0.00), and at IPL of $3 million ($1 million, or $0.00 per share, net of income tax per share of $0.00).

(10)
Amount primarily relates to the loss on early retirement of debt at the Parent Company of $43 million ($25 million, or $0.03 per share, net of income tax per share of $0.03), at UK Wind (Operating Projects) of $18 million ($14 million, or $0.02 per share, net of income tax per share of $0.01), at Gener of $6 million ($3 million, or $0.00 per share, net of noncontrolling interest of $2 million and income tax per share of $0.00).

(11)
Amount primarily relates to the loss on early retirement of debt at the Parent Company of $113 million ($76 million, or $0.11 per share, net of income tax per share of $0.05), at IPL of $22 million ($11 million, or $0.02 per share, net of noncontrolling interest of $5 million and of income tax per share of $0.01), at Panama of $15 million ($5 million, or $0.01 per share, net of noncontrolling interest of $7 million and of income tax per share of $0.00), at Gener of $11 million ($5 million, or $0.01 per share, net of noncontrolling interest of $3 million and of income tax per share of $0.00), at Electrica Ventanas of $7 million ($3 million, or $0.00 per share, net of noncontrolling interest of $2 million and of income tax per share of $0.00), and at Sul of $4 million ($3 million, or $0.00 per share, net of income tax per share of $0.00).

(12)
Amount primarily relates to the loss on early retirement of debt at the Parent Company of $188 million ($123 million, or $0.17 per share, net of income tax per share of $0.09), at UK Wind (Operating Projects) of $18 million ($14 million, or $0.02 per share, net of income tax per share of $0.01), and at Gener of $8 million ($4 million, or $0.01 per share, net of noncontrolling interest of $2 million and income tax per share of $0.00).

Operating Margin and Adjusted PTC Analysis
US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for our US SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Margin	$165	$222	$(57)	-26%	$463	$500	$(37)	-7%
Noncontrolling Interests Adjustment	(17)	—			(27)	—
Derivatives Adjustment	7	5			11	14
Adjusted Operating Margin	$155	$227	$(72)	-32%	$447	$514	$(67)	-13%
Adjusted PTC	$101	$156	$(55)	-35%	$263	$311	$(48)	-15%
Operating Margin for the three months ended September 30, 2015 decreased by $57 million, or 26%. The decrease in operating margin was driven primarily by the key operating drivers at the following businesses:

•
DPL decreased by $50 million, primarily driven by a $39 million decrease as more of DP&L’s generation is being sold in the wholesale market at lower prices compared to supplying DP&L retail customers in 2014, combined with lower generation, lower wholesale prices in 2015 compared to 2014, and a $7 million PJM penalty associated with low plant availability in 2015. In addition, fixed costs increased $11 million, primarily driven by increased generation plant maintenance as well as operation, steam, employee benefit and storm related costs;

•	US Generation decreased by $3 million, driven primarily by lower availability and dispatch at our Hawaii and

Southland generation facilities of $6 million, partially offset by a $3 million increase across the US Wind businesses due to lower maintenance expenses in 2015; and

•
IPL decreased by $4 million driven by lower wholesale margin due to outages and lower market prices of electricity along with increased maintenance and employee related costs, partially offset by higher retail margin.

Adjusted Operating Margin decreased by $72 million for the US SBU due to the drivers above, adjusted for noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 100% of its businesses in the US with the exception of IPL with ownership of 85% beginning in February 2015 and 75% beginning in April 2015. AES owned 100% of IPL prior to February 2015.
Adjusted PTC decreased by $55 million driven by the decrease of $72 million in Adjusted Operating Margin described above, partially offset by IPL due to lower interest expense, increased AFUDC and the impact of the partial sale in 2015, and at DPL due to lower interest expense.
Operating Margin for the nine months ended September 30, 2015 decreased by $37 million, or 7%. This decrease in operating margin was driven primarily by the key operating drivers at the following businesses:

•
US Generation decreased by $31 million, driven primarily by lower production and prices across the US Wind businesses of $15 million, and a decrease of $15 million at Hawaii and Southland primarily due to lower availability and dispatch; and

•
IPL decreased by $15 million driven by lower wholesale margin due to outages and lower market prices of electricity as well as increased maintenance and employee related costs, partially offset by higher retail margin.

These decreases were partially offset by:

•
DPL increased by $8 million, primarily due to an increase of $38 million through the first half of 2015 that was driven by outages and lower gas availability that occurred in the first quarter of 2014, as well as increased capacity prices and decreased transmission and congestion costs in 2015. Additionally, this increase was driven by a reduction in fixed costs of $9 million due to decreases in marketing expenses, storm restoration costs, power production, and depreciation expenses. These increases were offset by a $39 million decrease in the third quarter as discussed above.

Adjusted Operating Margin decreased by $67 million for the US SBU due to the drivers above, adjusted for noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 100% of its businesses in the US with the exception of IPL with ownership of 85% beginning in February 2015 and 75% beginning in April 2015. AES owned 100% of IPL prior to February 2015.
Adjusted PTC decreased by $48 million, driven by the $67 million decrease in Adjusted Operating Margin described above, partially offset by IPL due to lower interest expense, increased AFUDC and the impact of the sell down in 2015, and at DPL due to lower interest expense.
Andes SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for our Andes SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Margin	$162	$212	$(50)	-24%	$412	$451	$(39)	-9%
Noncontrolling Interests Adjustment	(37)	(53)			(98)	(109)
Adjusted Operating Margin	$125	$159	$(34)	-21%	$314	$342	$(28)	-8%
Adjusted PTC	$150	$120	$30	25%	$322	$277	$45	16%
Operating Margin for the three months ended September 30, 2015 decreased by $50 million, or 24%, including unfavorable FX and remeasurement impacts of $40 million. The decrease in operating margin was driven primarily by the key operating drivers at the following businesses:

•
Gener in Chile decreased by $27 million, driven by lower rates of $16 million due to lower contract prices in the SIC market of $8 million (partially mitigated by forward currency hedges of $6 million below margin), $8 million mainly due to lower energy prices and higher gas prices at Termoandes and lower energy prices in the SING market. In addition, fixed and other costs increased $8 million, primarily related to higher asset retirement obligations and higher depreciation expenses; and

•
Chivor in Colombia decreased by $26 million, driven by unfavorable FX remeasurement impacts of $39 million and higher fixed and other costs of $8 million primarily due to the Tunjita tunnel maintenance insurance recovery in 2014, partially offset by higher rates of $24 million driven by strong El Niño impact on prices.

Adjusted Operating Margin decreased by $34 million due to the drivers above, adjusted for the impact of noncontrolling interests. AES owns 71% of Gener and Chivor and 100% of AES Argentina.
Adjusted PTC increased by $30 million, driven by a restructuring of Guacolda in Chile which increased our equity investment and resulted in additional equity in earnings of $46 million, and lower realized FX losses. These increases were partially offset by the decrease of $34 million in Adjusted Operating Margin as described above.
Operating Margin for the nine months ended September 30, 2015 decreased by $39 million, or 9%, including unfavorable FX and remeasurement impacts of $67 million. The decrease in operating margin was driven primarily by the key operating drivers at the following business:

•
Chivor decreased by $41 million, driven by unfavorable FX remeasurement impacts of $64 million, partially offset by higher rates and generation of $31 million driven by strong El Niño impact on prices and better hydrology.

Adjusted Operating Margin decreased by $28 million due to the drivers above, adjusted for the impact of noncontrolling interests. AES owns 71% of Gener and Chivor and 100% of AES Argentina.
Adjusted PTC increased by $45 million, driven by a restructuring of Guacolda which increased our equity investment and resulted in additional equity in earnings of $46 million, as well as higher recognition of interest income on receivables in Argentina, FX hedging gains, and lower interest expense at Chivor. These results were partially offset by the decrease of $28 million in Adjusted Operating Margin described above as well as lower equity earnings at Guacolda in Chile of $16 million (excluding the restructuring impact above) driven by a 2014 gain on the sale of a transmission line.
Brazil SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for our Brazil SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Margin	$100	$44	$56	127%	$500	$635	$(135)	-21%
Noncontrolling Interests Adjustment	(73)	(29)			(389)	(453)
Adjusted Operating Margin	$27	$15	$12	80%	$111	$182	$(71)	-39%
Adjusted PTC	$23	$—	$23	N/A	$85	$184	$(99)	-54%
Operating Margin for the three months ended September 30, 2015 increased by $56 million, or 127%, including unfavorable FX impacts of $54 million. This increase was driven primarily by the key operating drivers at the following businesses:

•
Tietê increased by $130 million, driven by the net impact of $181 million due to lower energy purchases at lower rates due to lower contracted volumes sold to Eletropaulo in the third quarter of 2015 as well as a change in the assured energy requirement. These results were partially offset by unfavorable FX impacts of $49 million.

This increase was offset by:

•
Eletropaulo decreased by $63 million, driven by higher fixed costs of $87 million, primarily due to contingency related to performance indicators, higher bad debt expense, and employee-related costs as well as lower volume of $10 million due to lower demand. These results were partially offset by higher tariffs of $35 million.

•	Sul decreased by $7 million, driven by lower volumes of $25 million due to lower demand and unfavorable FX impacts of $5 million, partially offset by higher tariffs of $26 million.
Adjusted Operating Margin increased by $12 million, primarily due to the drivers discussed above adjusted for the impact of noncontrolling interests. AES owns 16% of Eletropaulo, 46% of Uruguaiana, 100% of Sul and 24% of Tietê.
Adjusted PTC increased by $23 million, due to the increase of $12 million in Adjusted Operating Margin as described above, as well as Sul due to a net favorable interest impact on income recognized on receivables, offset by higher rates on debt.
Operating Margin for the nine months ended September 30, 2015 decreased by $135 million, or 21%, including unfavorable FX impacts of $180 million. The decrease in operating margin was driven primarily by the key operating drivers at the following businesses:

•	Tietê decreased by $86 million, driven by unfavorable FX impacts of $103 million. These results partially offset by the net impact of $20 million due to lower purchased energy costs; and

•	Sul decreased by $53 million, driven by lower volumes of $48 million due to lower demand, and higher fixed costs of $18 million, partially offset by higher tariff of $24 million.

•
Eletropaulo was neutral as the increase of $97 million ($135 million excluding FX) related to the reversal of a contingent regulatory liability and higher tariff of $82 million, were offset by unfavorable FX impacts of $70 million and higher fixed costs of $147 million, primarily due to employee-related costs, higher bad debt expense, storm costs and penalties, and contingency related to performance indicators.
Adjusted Operating Margin decreased by $71 million primarily due to the drivers discussed above, adjusted for the impact of noncontrolling interests. AES owns 16% of Eletropaulo, 46% of Uruguaiana, 100% of Sul and 24% of Tietê.
Adjusted PTC decreased by $99 million, due to the decrease of $71 million in Adjusted Operating Margin as described above as well as a reversal of $47 million in contingent interest accruals at Sul in 2014. These results were offset by lower interest expense of $14 million related to the reversal of a contingent regulatory liability at Eletropaulo as well as net interest income recognized on receivables at Eletropaulo and Sul.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for our MCAC SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Margin	$148	$176	$(28)	-16%	$416	$411	$5	1%
Noncontrolling Interests Adjustment	(27)	(20)			(79)	(30)
Derivatives Adjustment	—	—			(2)	(2)
Adjusted Operating Margin	$121	$156	$(35)	-22%	$335	$379	$(44)	-12%
Adjusted PTC	$92	$124	$(32)	-26%	$248	$284	$(36)	-13%
Operating Margin for the three months ended September 30, 2015 decreased by $28 million, or 16%. The decrease in operating margin was driven primarily by the key operating drivers at the following businesses:

•
Dominican Republic decreased by $41 million, mainly related to lower fuel prices and timing of spot gas cargoes resulting in lower gas sales to third parties of $18 million, the net impact of higher contracted volumes at lower prices of $11 million to reduce spot exposure, higher fixed costs of $6 million, and lower frequency regulation of $5 million.

This decrease was partially offset by:

•
Panama increased by $14 million, mainly driven by better hydrological conditions which resulted in higher generation and lower energy purchases of $20 million, and $5 million due to the commencement of power barge operations at the end of March 2015. These results were partially offset by lower compensation from the government of Panama of $11 million due to lower volumes of energy purchased at lower spot prices.

Adjusted Operating Margin decreased by $35 million due to the drivers above, adjusted for the impact of noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 90% of Changuinola and 49% of its other generation facilities in Panama, 92% of Andres and Los Mina (compared to 100% in 2014) and 46% of Itabo (compared to 50% in 2014) in the Dominican Republic, 99% of TEG/TEP and 55% of Merida in Mexico, and a weighted average of 77% of its businesses in El Salvador (compared to 75% in 2014).
Adjusted PTC decreased by $32 million, primarily driven by the $35 million decrease in Adjusted Operating Margin as described above.
Operating Margin for the nine months ended September 30, 2015 increased by $5 million, or 1%, including favorable FX impacts of $1 million. The increase in operating margin was driven primarily by the key operating drivers at the following businesses:

•
Panama increased by $106 million, mainly driven by better hydrological conditions which resulted in higher generation and lower energy purchases of $138 million, and $9 million due to the commencement of power barge operations at the end of March 2015. These results were partially offset by lower compensation from the government of Panama of $31 million due to lower volumes of energy purchased at lower spot prices, and lower frequency regulation of $7 million; and

•	El Salvador increased by $19 million, primarily due to a 2014 one-time unfavorable adjustment to unbilled revenue of $12 million, as well as lower regulated fees and energy losses.
These increases were partially offset by:

•
Dominican Republic decreased by $100 million, mainly related to lower fuel prices and timing of spot gas cargoes resulting in lower gas sales to third parties of $32 million, lower availability of $22 million, lower frequency regulation of $17 million, higher fixed costs of $17 million, primarily maintenance, and the net impact of higher contracted volumes at lower prices of $12 million to reduce spot exposure; and

•	Mexico decreased $21 million, driven by higher fuel costs and lower availability.
Adjusted Operating Margin decreased by $44 million due to the drivers above, adjusted for the impact of noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 90% of Changuinola and 49% of its other generation facilities in Panama, 92% of Andres and Los Mina (compared to 100% in 2014) and 46% of Itabo (compared to 50% in 2014) in the Dominican Republic, 99% of TEG/TEP and 55% of Merida in Mexico, and a weighted average of 77% of its businesses in El Salvador (compared to 75% in 2014).
Adjusted PTC decreased by $36 million, driven by the decrease of $44 million in Adjusted Operating Margin as described above, partially offset by lower interest expense due to lower debt at Puerto Rico.
Europe SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for our Europe SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Margin	$59	$94	$(35)	-37%	$226	$304	$(78)	-26%
Noncontrolling Interests Adjustment	(7)	(7)			(21)	(18)
Derivatives Adjustment	—	4			1	—
Adjusted Operating Margin	$52	$91	$(39)	-43%	$206	$286	$(80)	-28%
Adjusted PTC	$45	$79	$(34)	-43%	$171	$267	$(96)	-36%
Operating Margin for the three months ended September 30, 2015 decreased by $35 million, or 37%, including unfavorable FX impacts of $9 million. The decrease in operating margin was driven primarily by the key operating drivers at the following businesses:

•	Maritza decreased by $15 million, driven by unfavorable FX impacts of $8 million and timing of planned outages of $6 million;

•	Reduction of $12 million from the sales of UK Wind (Operating Projects) and Ebute in August and November 2014, respectively; and

•
Ballylumford decreased by $5 million, driven by a $4 million write-down of fuel inventory in the third quarter of 2015, a $3 million impact from lower FX rates on capacity income and lower energy margin, and a $3 million insurance claim received in 2014. These decreases were partially offset by lower fixed costs of $4 million.

Adjusted Operating Margin decreased by $39 million due to the drivers above, adjusted for noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 89% of Kavarna in Bulgaria, and 37% and 60%, respectively, of the Amman East and IPP4 projects in Jordan.
Adjusted PTC decreased by $34 million, primarily as a result of the decrease of $39 million in Adjusted Operating Margin described above.
Operating Margin for the nine months ended September 30, 2015 decreased by $78 million, or 26%, including unfavorable FX impacts of $33 million. The decrease in operating margin was driven primarily by the key operating drivers at the following businesses:

•	Kilroot decreased by $36 million, primarily driven by lower dispatch and lower market energy and capacity prices of $22 million, as well as higher outages and related costs of $16 million;

•	Reduction of $35 million from the sales of UK Wind (Operating Projects) and Ebute in August and November 2014, respectively; and

•	Maritza decreased by $22 million, driven by unfavorable FX impacts of $24 million and lower rates of $5 million, partially offset by the timing of planned outages of $9 million.
These decreases were partially offset by:

•	New operations at IPP4 in Jordan of $16 million, primarily due to commencement of operations in July 2014; and

•	Kazakhstan increased by $9 million, driven by higher volumes and prices of $17 million due primarily to better hydrology. These results were partially offset by unfavorable FX impacts of $4 million.
Adjusted Operating Margin decreased by $80 million due to the drivers above adjusted for noncontrolling interests and excluding unrealized gains and losses on derivatives. AES owns 89% of Kavarna in Bulgaria, and 37% and 60% respectively, of the Amman East and IPP4 projects in Jordan.
Adjusted PTC decreased by $96 million as a result of the decrease of $80 million in Adjusted Operating Margin described above, as well as a 2014 reversal of an $18 million liability in Kazakhstan due to the expiration of a statue of limitations for the Republic of Kazakhstan to claim payment from AES, and higher depreciation expense and unfavorable FX for Elsta. These decreases were partially offset by lower interest expense at Kavarna and Maritza.

Asia SBU
The following table summarizes Operating Margin, Adjusted Operating Margin and Adjusted PTC (in millions) for our Asia SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Margin	$33	$12	$21	175%	$104	$49	$55	112%
Noncontrolling Interests Adjustment	(17)	(9)			(55)	(10)
Adjusted Operating Margin	$16	$3	$13	433%	$49	$39	$10	26%
Adjusted PTC	$24	$2	$22	1,100%	$66	$33	$33	100%
Operating margin for the three months ended September 30, 2015 increased by $21 million, or 175%. The increase in operating margin was driven primarily by the key operating drivers at the following business:

•	Masinloc increased by $20 million, primarily due to higher availability and lower related fixed costs.
Adjusted Operating Margin increased by $13 million due to the drivers above, adjusted for the impact of noncontrolling interests resulting primarily from the sell-down of our ownership in Masinloc from 92% to 51% in mid-July 2014. AES also owns 90% of Kelanitissa and 51% of Mong Duong.
Adjusted PTC increased by $22 million, driven by the increase of $13 million in Adjusted Operating Margin described above and the additional net impact of $9 million at Mong Duong due to a component of service concession revenue recognized as interest income, net of higher interest expense as interest is no longer capitalized. See Note 1—Financial Statement Presentation in Item 1.—Financial Statements of this Form 10-Q for further information regarding the accounting for service concession arrangements.
Operating margin for the nine months ended September 30, 2015 increased by $55 million, or 112%. The increase in operating margin was driven primarily by the key operating drivers at the following business:

•
Masinloc increased by $46 million, primarily due to higher availability of $22 million and an unfavorable impact of $15 million occurring in the first quarter of 2014 due to the market operator’s retrospective adjustment to energy prices calculated in November and December 2013; and

•	Mong Duong increased by $14 million due to the commencement of its principal operations in April 2015.
Adjusted Operating Margin increased by $10 million due to the drivers above, adjusted for the impact of noncontrolling interests resulting primarily from the sell-down of our ownership in Masinloc from 92% to 51% in mid-July 2014. AES also owns 90% of Kelanitissa and 51% of Mong Duong.
Adjusted PTC increased by $33 million, primarily due to the increase of $10 million in Adjusted Operating Margin described above, and an additional net impact of $18 million at Mong Duong due to a component of service concession revenue recognized as interest income, net of higher interest expense as interest is no longer capitalized. See Note 1—Financial Statement Presentation in Item 1.—Financial Statements of this Form 10-Q for further information regarding the accounting for service concession arrangements.
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
Regulatory
Brazil — On June 30, 2015, ANEEL included in Eletropaulo’s tariff reset the reimbursement of amounts previously refunded to customers from July 2014 through early January 2015. These refunded amounts were related to certain disputed assets included in the regulatory asset base dating back to 2007. See additional background within the Company’s 2014 Form 10-K—Item 1—Business—Our Organization and Segments—Brazil—Brazil Utility Businesses—Regulatory Framework and Note 11—Regulatory Assets and Liabilities included in Part II.—Item 8.—Financial Statements and Supplementary Data. In addition to ANEEL’s failure thus far to suspend the injunction through the appeals process in the Brazilian courts, the tariff reset resulted in management’s reassessment of the probability of refunding customers these disputed amounts. The Company now considers it only reasonably possible that Eletropaulo will be required to refund these amounts to customers prior to the ultimate resolution of the pending court case. As a result, during the second quarter of 2015, the Company reversed the remaining regulatory liability for this contingency of $161 million. Eletropaulo believes it has meritorious arguments on this matter and will continue to pursue its objections to ANEEL’s rulings vigorously, however there can be no assurance that Eletropaulo will prevail.
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
Operational
Sensitivity to Dry Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. Since 2013, dry hydrological conditions in Brazil, Panama, Chile and Colombia have presented challenges for our businesses in these markets. Low rainfall and water inflows have caused reservoir levels to be below historical levels, reduced generation output, and increased prices for electricity. If hydrological conditions do not improve and our hydroelectric generation facilities cannot generate sufficient energy to meet contractual arrangements, we may need to purchase energy to fulfill our obligations, which could have a material adverse impact on our results of operations. According to the National Oceanic and Atmospheric Administration (“NOAA”) a strong El Niño has been declared and is forecasted through the spring of 2016. This could cause dryer than average hydrology to continue in Panama. El Niño is not expected to relieve the impacts of the dry conditions in Brazil as it brings rain mostly to the South which does not have a significant portion of the country’s reservoir capacity. AES Sul, which is in the South of Brazil, could be negatively impacted by higher hydrology causing floods and other damage which could disrupt service and require emergency repairs. Additionally, higher hydrology could reduce the need for demand to provide irrigation services during the warm season. Impacts in Colombia are uncertain since it will depend strongly upon the behavior pattern of the El Niño and can lead to better hydrology for just the area where our plant, Chivor, is located or the country as a whole. More extreme behavior can have an opposite impact and leave the Chivor basin dryer but the remainder of the country with better hydrology. The exact behavior pattern and strength of El Niño cannot be definitively known at this time and therefore the impacts could vary from those described above.
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
We expect the system operator in Brazil to continue to pursue a more conservative reservoir management strategy going forward, including the dispatch of up to 14-16 GW of thermal generation capacity, which could result in lower dispatch of hydroelectric generation facilities and electricity prices at high levels. AES Tietê has contract obligations throughout 2015 and may need to fulfill some of these obligations with spot purchases, so they will be sensitive to generation output and spot prices for electricity during this period. In addition, the costs incurred on energy purchases by our distribution companies (AES Eletropaulo and AES Sul) are passed through to customers with adjustments on a yearly basis, so working capital will be sensitive to significant increases in energy prices. In order to reduce potential working capital needs, in February 2015, ANEEL opened two public hearings i) to discuss an Extraordinary Tariff Review (“ETR”) requested by distribution companies and ii) to discuss adjustments to a tariff flag mechanism that may change the tariff to customers on a monthly basis depending on energy prices. These items were approved by ANEEL and made effective on March 2, 2015. The ETR represented an average tariff increase of 32% in AES Eletropaulo and 39% at AES Sul. The tariff flag mechanism, a temporary measure in response to higher energy prices due to dry hydrological conditions, was improved by incorporating i) a higher tariff increase depending on the energy purchase costs and ii) resources collected by the tariff flag being centralized in an account and shared among distribution companies in proportion to their respective involuntary exposure. These mechanisms are expected to reduce working capital needs for distribution companies. More recently, ANEEL approved the Annual Readjustment for AES Sul on April 14, 2015 and the 4th Tariff Reset for AES Eletropaulo on July 4, 2015, representing an average tariff increase of 5.46% and 15.23% respectively.
In Brazil, economic conditions remain unfavorable, as indicated by such factors as a negative GDP growth expectation for

2015 and 2016, higher interest rates and inflation, and increasing unemployment. As a consequence, our distribution businesses have experienced a decline in demand. If these economic conditions persist or worsen, there could be a material impact on our businesses and AES’s results of operations, particularly in our distribution businesses in Brazil, AES Sul and AES Eletropaulo. In the case of AES Sul, at September 30, 2015, debt in the amount of $327 million has been classified as current due to a failure to meet required debt covenants related to earnings for two consecutive quarters. This default is primarily due to the economic conditions noted above, an increase in regulatory assets due to sector charges and higher priced energy purchases, increase in delinquency rates, and higher costs due to unfavorable hydrology in Brazil and severe weather conditions, particularly in AES Sul’s service area. AES Sul is currently seeking to obtain waivers of these defaults, though there can be no assurance that waivers will be obtained. Additionally, we may be required to restructure the business, provide additional equity, or face debt acceleration. Also, AES Sul has recorded net deferred tax assets (“DTA”) of $126 million relating primarily to net operating loss carryforwards, which are not subject to expiration. Realization is dependent on generating sufficient taxable income.  Although realization is not assured, management believes it is more likely than not that all of the DTA will be realized.  The amount of DTA that is considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.  Any of the foregoing events could have a material impact on our business and results of operations.
Panama — In Panama, dry hydrological conditions have continued in 2015, especially in the Pacific river basins, reducing generation output from hydroelectric facilities in those systems. This effect was partially offset by higher than historical average inflows in the Caribbean river basins, especially for the first half of the year. According to local hydrological forecasts, below historical average inflows are expected to persist through the remainder of 2015. Moreover, the effects of the El Niño phenomena could potentially intensify the dry hydrology conditions for the rest of the year and extend through the spring of 2016.
AES Panama has to purchase energy on the spot market to fulfill its contract obligations when its generation output is below contract levels. We expect this trend to continue through the remainder of the year, which will continue to impact our results of operations. As authorized on March 31, 2014, the Government of Panama agreed to reduce the financial impact of spot electricity purchases and transmission constraints equivalent to a 70 MW reduction in contracted capacity from 2014 to 2016 by compensating AES Panama for adverse variances between spot prices and a fixed price, equivalent to the average contract price, up to a maximum of $40 million in 2014, $30 million in 2015 and $30 million in 2016, not adjusted for ownership. Compensation payments recognized through December 31, 2014 and September 30, 2015 were $40 million and $4 million, respectively, of which $7 million are pending to be collected. The lower compensation rate in 2015 is a due to spot prices falling as a result of lower oil prices. Additionally, as part of our strategy to reduce our reliance on hydrology, in September 2014, AES Panama acquired a 72 MW power barge for $27 million, financed with non-recourse debt, which became operational in March 2015. As of September 30, 2015, amounts capitalized include $49 million recorded in Electric Generation Assets and $10 million recorded in Construction in Progress related to some components still in process. The provisional and final commercial operation certificates were obtained in April and September 2015, respectively.
Macroeconomic and Political
During the past few years, economic conditions in some countries where our subsidiaries conduct business have deteriorated. Global economic conditions remain volatile and could have an adverse impact on our businesses in the event these recent trends continue.
Argentina — In Argentina, economic conditions remain unfavorable, as measured by indicators such as non-receding inflation, increased government deficits, diminished sovereign reserves, lack of foreign currency accessibility, the potential for continued devaluation of the local currency, and a decline in expectations for economic growth. Many of these economic conditions in conjunction with the restrictions to freely access the foreign exchange currency established by the Argentine Government since 2012, have contributed to the development of a limited parallel unofficial foreign exchange market that is less favorable than the official exchange. At September 30, 2015, all transactions at our businesses in Argentina were translated using the official exchange rate published by the Argentine Central Bank. See Note 7—Financing Receivables in Item 8.—Financial Statements and Supplementary Data of the 2014 Form 10-K for further information on the long-term receivables. In January 2014, the Argentine Peso devalued by approximately 20%, the most rapid depreciation since 2002. While the currency stabilized in the latter part of 2014 and throughout the first half of 2015, further weakening of the Argentine Peso and local economic activity could cause significant volatility in our results of operations, cash flows, the ability to pay dividends to the Parent Company, and the value of our assets.
Argentina defaulted on its public debt in 2001, when it stopped making payments on approximately $100 billion amid a deep economic crisis. In 2005 and 2010, Argentina restructured its defaulted bonds into new securities valued at about 33 cents on the dollar. Between the two transactions, 93% of the bondholders agreed to exchange their defaulted bonds for new bonds. The remaining 7% did not accept the restructured deal. Since then, a certain group of the “hold-out” bondholders have been in judicial proceedings with Argentina regarding payment. More recently, the United States District Court ruled that Argentina would need to make payment to such hold-out bondholders according to the original applicable terms. Despite intense negotiations with the hold-out bondholders through the U.S. District Court Appointed Special Master, on July 30, 2014 the parties failed to reach a settlement agreement and consequently (as referred by S&P and Fitch ratings) Argentina fell into a selective default resulting from failure to make interest payments on its Discount Bonds maturing in December 2033. Although this situation remains unresolved, it has not caused any significant changes that impact our current exposures, and the long-term receivables in Argentina for the plants that commenced commercial operations in 2010 are being actively collected. For further information, see Note 7—Financing Receivables in Item 8.—Financial Statements and Supplementary Data of the 2014 Form 10-K. In addition, Resolution 482/2015 was issued by the Secretary of Energy on July 10, 2015 which updates the existing market energy prices in Resolution 95 for an inflation adjustment retroactive to February 2015 and also incorporates an additional remuneration concept to be paid with increased capacity projects. However, as noted above, there could be impacts on our businesses in the future.
Bulgaria — A set of changes to the Energy Law were prepared by the Energy Commission of the Parliament, voted and enacted in March 2015. The main changes to the Energy Law included a limitation on electricity purchases from co-generators at preferential prices, the allocation of the proceeds from the sale of state CO2 allowances to NEK, and an increase in the Regulator’s independence through appointment of its members by the Parliament rather than by the Council of Ministers.
Another component of the energy sector restructuring is the negotiation of an amendment of Maritza’s PPA. Maritza has engaged in negotiations with NEK and other Bulgarian state bodies concerning these matters. In April 2015, the Company signed a non-binding HTA with NEK regarding proposed amendments to the existing PPA with NEK. Under the framework in the HTA, both parties will endeavor to make certain changes to the PPA, under which Maritza sells its output to NEK through 2026 (“PPA Term”). Under this framework, Maritza and NEK would reduce the capacity payment to Maritza under the PPA by 14% through the PPA Term, without impacting the energy price component. In exchange, NEK would pay Maritza its overdue receivables. In August 2015, the ninth amendment of Maritza’s PPA was executed. The amendment will become effective upon full payment of the overdue receivables by NEK, which is expected by the end of 2015. However, NEK’s full payment of its overdue receivables is dependent upon its successful completion of a tender launched in September 2015, aimed at raising financing.
In July 2015, additional measures were voted by the Parliament to complement the first measures taken in March 2015. A new fund will be created to help NEK meet its obligations with energy producers, financed with a 5% contribution from all energy producers on their energy revenues as well as with proceeds from the sale of state CO2 allowances. Maritza is able to pass-through this additional contribution to NEK since it falls under a change in law provision under the PPA.
For the period July through September 2015, NEK paid a total $51 million, which is $8 million lower than payments from the previous year. As of September 30, 2015, Maritza’s total outstanding receivables were $333 million, of which $46 million were current and $287 million were overdue. Total receivables increased by $70 million from December 31, 2014.
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
As of June 30, 2015, we concluded that the HTA signed with NEK in April is considered an indicator of an impairment of the long-lived assets in Bulgaria for Maritza. Therefore, a test of recoverability was performed and management believes the carrying amount of the asset groups was recoverable as of June 30, 2015. Management does not believe that an indicator of an impairment existed as of September 30, 2015. As of September 30, 2015, Maritza had long-lived assets of $1.2 billion and total debt of $576 million. Long-lived assets for Kavarna were $219 million and total debt of $143 million.
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
Puerto Rico — As stated in Item 7.—Management’s discussion and analysis of financial condition and results of operations—Key Trends and Uncertainties—Puerto Rico of the 2014 Form 10-K, our subsidiaries in Puerto Rico have long term PPAs with PREPA, a state-owned entity. Due to the ongoing economic situation in the country, PREPA faces significant financial challenges.
On June 28, 2014, the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) was signed into law, which allows public corporations, including PREPA, to adjust their debts. As a result of this event, on July 6, 2014, PREPA entered into a Forbearance Agreement with its lenders in order to permit an opportunity for negotiation of a possible financial restructuring of PREPA. In February 2015, the negotiating position of PREPA was weakened when the federal court deemed the Recovery Act unconstitutional. Despite this setback, PREPA has managed to extend the expiration of the Forbearance Agreement several times, with the last deadline being October 30, 2015. However, the insurer group of the bonds decided not to extend the agreement beyond the previous September 15 deadline, although the group continues to hold discussions with PREPA. As per the conditions of the Agreement, PREPA has delivered a restructuring plan with the final version presented on June 1, 2015 in order to lead the institution into an efficient and sustainable business model.
The plan calls for a “shared burden” among all stakeholders, contemplates capital investments, and specifies a greater role for private enterprises in the utility’s operations, particularly in the generation component. It also recommends revising PREPA’s price structure, including a likely hike to electricity bills. In September and October 2015, PREPA reached certain agreements with most of the bondholders and bank lenders, which involved reductions of capital and interest rates and options to either convert existing credits to term loans or to exchange their principal for new securitized bonds. PREPA continues negotiations with the remaining bondholders represented by the bond insurers group guaranteeing those bonds, to try to reach an agreement on the remaining debt.
AES Puerto Rico’s receivables balance from PREPA as of September 30, 2015 was $83 million, of which $28 million was overdue but subsequently has been collected.
As the events pertaining to the Forbearance Agreement continued to unfold, as of September 30, 2015, we concluded that there was no indicator of an impairment of the long-lived assets in Puerto Rico, which were $638 million and total debt of $530 million. Therefore, management believes the carrying amount of the asset group is recoverable as of September 30, 2015.
Macroeconomics — Conclusion
If global economic conditions deteriorate further, it could also affect the prices we receive for the electricity we generate or transmit. Utility regulators or parties to our generation contracts may seek to lower our prices based on prevailing market conditions pursuant to PPAs, concession agreements or other contracts as they come up for renewal or reset. In addition, rising fuel and other costs coupled with contractual price or tariff decreases could restrict our ability to operate profitably in a given market. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level and between our functional currency, the U.S. Dollar, and currencies of the countries in which we operate. The above mentioned market drivers have already impacted us significantly in 2015 and we expect them to continue to do so in 2016. See Item 3.— Quantitative and Qualitative Disclosures About Market Risk for further information. Each of these factors, as well as those discussed above, could result in a decline in the value of our assets including those at the businesses we operate, our equity investments and projects under development could result in asset impairments that could be material to our operations. We continue to monitor our projects and businesses.
Impairments
Long-lived Assets — During the three and nine months ended September 30, 2015, the Company recognized asset impairments of $231 million and $276 million, respectively. See Note 15—Asset Impairment Expense in Item 1.—Financial Statements this Form 10-Q for further information.
Additionally, in the third quarter of 2015, the Company tested the recoverability of its long-lived assets at Ballylumford in Northern Ireland and Buffalo Gap I and II. Impairment indicators were identified at Ballylumford, primarily based on an unfavorable capacity reduction proposed by the Utility Regulator in Northern Ireland, and at Buffalo Gap, based on a decline in forward power curves coupled with the near term expiration of favorable contracted cash flows. The Company determined that the carrying amount of the long-lived asset groups at Ballylumford and Buffalo Gap I and II, which totaled $92 million and $371 million, respectively, were recoverable, and no impairment expense was recognized.
Events or changes in circumstances that may necessitate further recoverability tests and potential impairments of long-lived assets may include, but are not limited to, adverse changes in the regulatory environment, unfavorable changes in power prices or fuel costs, increased competition due to additional capacity in the grid, technological advancements, declining trends in demand, or an expectation that it is more likely than not that the asset will be disposed of before the end of its previously estimated useful life.
Goodwill — In the first quarter of 2014, the Company recognized a full goodwill impairment of $136 million at DPLER and a goodwill impairment of $18 million at Buffalo Gap. During 2014, the Company recognized total goodwill impairment expense of $164 million. The Company has no reporting units considered to be “at risk”. A reporting unit is considered “at risk” when its fair value is not higher than its carrying amount by more than 10%. The Company monitors its reporting units at risk of step 1 failure on an ongoing basis. It is possible that the Company may incur goodwill impairment charges at any reporting units containing goodwill in future periods if adverse changes in their business or operating environments occur. See Note 10—Goodwill and Other Intangible Assets in Item 8.—Financial Statements and Supplementary Data of our 2014 Form 10-K for further information.

Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company expenses environmental regulation compliance costs as incurred unless the underlying expenditure qualifies for capitalization under its property, plant and equipment policies. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our businesses are subject to stringent environmental laws and regulations; Our businesses are subject to enforcement initiatives from environmental regulatory agencies; and Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows in the 2014 Form 10-K. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in Item 1.—Business—Environmental and Land Use Regulations of the 2014 Form 10-K.
Update on Greenhouse Gas Emissions Regulation — Consistent with the discussion in Item 1.—Business—United States Environmental and Land-Use Regulations—Greenhouse Gas Emissions in the Company's Form 10-K for the year ended December 31, 2014, on October 23, 2015, the EPA’s final CO2 emission rules for existing power plants under Clean Air Act Section 111(d) (called the Clean Power Plan (the “CPP”)) were published in the Federal Register, and become effective on December 22, 2015. The CPP provides for interim emissions performance rates that must be achieved beginning in 2022 and final emissions performance rates by 2030. The full impact of the CPP will depend on the following:
•    whether and how the states in which the company’s U.S. businesses operate respond to the CPP;
•    whether the states adopt a trading regime and, if so, which trading regime;
•    how other states respond to the CPP, which will affect the size and robustness of any emissions trading market; and
•    how other companies may respond in the face of increased carbon costs.
Because we will not know the answers to these questions until 2018 and the first compliance period will not end until 2025, and because we cannot predict whether the CPP will survive the expected legal challenges, it is too soon to determine the CPP’s potential impact on our business, operations or financial condition, but any such impact could be material.
Update on Water Discharges Regulation — As further discussed in the Company’s Form 10-Q for the quarterly period ended June 30, 2015, the EPA and the U.S. Army Corps of Engineers published a final rule defining federal jurisdiction over waters of the United States. This rule may expand or otherwise change the number and type of waters or features subject to federal permitting. On October 9, the U.S. Court of Appeals for the Sixth Circuit issued an order to temporarily stay the “Waters of the U.S.” rule nationwide while that court determines whether it has authority to hear the challenges to the rule. The order was in response to challenges brought by 18 states and followed an August 2015 court decision in the U.S. District Court of North Dakota to stay the rule in 13 other states. We cannot predict the duration of the nationwide or partial stay of the rule or the outcome of this litigation; however, if the rule ultimately survives the legal challenges, it could have a material impact on our business, financial condition or results of operations.
Steam Electric Power Effluent Limitation Guidelines — On September 30, 2015, the EPA released the final rules to reduce toxic pollutants discharged into waters of the United States by power plants. These effluent limitations for existing and new sources set various limitations for fly ash transport water, bottom ash transport water, flue-gas mercury control wastewater, flue gas de-sulfurization wastewater, gasification wastewater, and discharge of combustion residual leachate from landfills and surface impoundments. Compliance timelines for existing sources will be established by the applicable permitting authorities and will be set as soon as determined possible, but no sooner than November 1, 2018 and no later than December 31, 2023.
It is expected that the rule will be challenged in federal court. Implementation of the final rule is being evaluated and could have a material impact on our business, financial condition or results of operations.
National Ambient Air Quality Standards (“NAAQS”) — On October 1, 2015, the EPA released a final rule lowering the NAAQS for ozone from 75 to 70 parts per billion. The EPA sets NAAQS for certain pollutants to protect public health and the environment. We are currently reviewing the rule and assessing the impact on our operations. We cannot at this time determine the impact of this regulation, but it could be material to our business, financial condition or results of operations.
Update on MATS — As further discussed in Item 1.—Business—United States Environmental and Land-Use Regulations—MATS in the Company’s Form 10-K for the year ended December 31, 2014, the U.S. Supreme Court granted certiorari in several petitions for review of the decision by the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C.

Circuit”) to uphold MATS. On June 29, 2015, the U.S. Supreme Court reversed the D.C. Circuit’s decision, and remanded MATS to the D.C. Circuit for further proceedings. MATS remains in effect until the D.C. Circuit acts; however, we currently cannot predict the outcome of this litigation, or its impact, if any, on our MATS compliance planning.
Update on Waste Management — As further discussed in Item 1.—Business—United States Environmental and Land-Use Regulations—Waste Management in the Company’s Form 10-K for the year ended December 31, 2014, in December 2014, the EPA announced a final rule regulating CCR under Subtitle D of the Resource Conservation and Recovery Act. The final rule establishes nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, and may impose closure and/or corrective action requirements for existing CCR landfills and impoundments under certain specified conditions. The EPA published the final rule in the Federal Register on April 17, 2015, and it became effective on October 19, 2015. The Company’s U.S. subsidiaries are still analyzing the potential impact and compliance cost associated with this final rule, and there can be no assurance that the Company’s businesses, financial condition or results of operations would not be materially and adversely affected by such rule.
Capital Resources and Liquidity
Overview — As of September 30, 2015, the Company had unrestricted cash and cash equivalents of $1.4 billion, of which $6 million was held at the Parent Company and qualified holding companies. The Company had $453 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $680 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.6 billion and $5.1 billion, respectively. Of the approximately $2.3 billion of our current non-recourse debt, $1.2 billion was presented as such because it is due in the next 12 months and $1.1 billion relates to debt considered in default due to covenant violations. The defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants and/or conditions such as (but not limited to) failure to meet information covenants, complete construction or milestones in an allocated time, and meet minimum or maximum financial ratios, or other requirements contained in the non-recourse debt documents of the Company.
We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. None of our recourse debt matures within the next 12 months.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its floating rate senior unsecured notes due 2019. On a consolidated basis, of the Company’s $15.6 billion of total non-recourse debt outstanding as of September 30, 2015, approximately $3.3 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2015, the Parent Company had provided outstanding financial and performance-related guarantees, indemnities or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $368 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below). These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
As a result of the Parent Company’s below-investment-grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2015, we had $82 million in letters of credit outstanding, provided under our senior secured credit facility and $32 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities, construction activities and subsidiary operations. During the quarter ended September 30, 2015, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts.
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
Financing Receivables — As of September 30, 2015, the Company had approximately $343 million and $74 million of accounts receivable classified as Noncurrent assets—other and Current assets—Accounts receivable, respectively, primarily related to certain of its generation businesses in Argentina and the United States, and its utility businesses in Brazil and Cameroon (sold in 2014). The noncurrent portion primarily consists of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2016, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 6—Financing Receivables included in Part I—Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Regulatory Matters—Argentina included in the 2014 Form 10-K for further information.
Consolidated Cash Flows — During the three and nine months ended September 30, 2015, cash and cash equivalents increased $415 million and decreased $102 million, respectively to $1.4 billion. The table below reflects the changes in cash flows for the comparative periods ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Cash flows provided by (used in):	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating activities	$915	$763	$152	20%	$1,505	$1,216	$289	24%
Investing activities	(569)	27	(596)	NM	(1,639)	(364)	(1,275)	-350%
Financing activities	97	(594)	691	116%	86	(844)	930	110%
Effect of exchange rate changes on cash	(21)	(41)	20	49%	(40)	(55)	15	27%
Decrease in cash of discontinued businesses	—	—	—	—%	—	75	(75)	-100%
Cash at held-for-sale businesses	(7)	—	(7)	NA	(14)	—	(14)	NA
Net (decrease) increase in cash and cash equivalents	415	155	260	168%	(102)	28	(130)	-464%
Cash and cash equivalents at beginning of period	$1,022	$1,515	$(493)	-33%	$1,539	$1,642	$(103)	-6%
Cash and cash equivalents at end of period	$1,437	$1,670	$(233)	-14%	$1,437	$1,670	$(233)	-14%

Net Cash Flows from Operating Activities — Net cash provided by operating activities ($ in millions) was driven by:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net Income	$203	$508	$(305)	-60%	$721	$849	$(128)	-15%
Depreciation and amortization	283	312	(29)	-9%	880	937	(57)	-6%
Impairment expenses	231	31	200	645%	276	304	(28)	-9%
Loss on the extinguishment of debt	20	47	(27)	-57%	165	196	(31)	-16%
Other adjustments to net income	(15)	(224)	209	93%	(50)	(116)	66	57%
Adjusted net income	$722	$674	$48	7%	$1,992	$2,170	$(178)	-8%
Net change in operating assets and liabilities (1)	$193	$89	$104	117%	$(487)	$(954)	$467	49%
Net cash provided by operating activities (2)	$915	$763	$152	20%	$1,505	$1,216	$289	24%
_____________________________

(1)	Refer to the first four tables below for explanations by operating assets and liabilities.

(2)	Refer to the last two tables below for drivers by business.
Net change in operating assets and liabilities (in millions) for the periods indicated was driven by:

Three Months Ended September 30, 2015
Decrease in prepaid expenses and other current assets primarily at Eletropaulo and Gener	$245
Decrease in accounts receivable primarily in the Dominican Republic, partially offset by Eletropaulo	130
Increase in accounts payable and other current liabilities primarily at Tietê, DPL and Maritza, partially offset by Eletropaulo	59
Increase in other assets primarily regulatory assets at Eletropaulo and Sul, and service concession assets at Mong Duong	(288)
Other operating assets and liabilities	47
Net change in operating assets and liabilities	$193

Three Months Ended September 30, 2014
Increase in other liabilities primarily regulatory liabilities at Eletropaulo and Sul	$253
Increase in accounts payable and other current liabilities primarily at Tietê and Sul, partially offset by a decrease at Uruguaiana	180
Increase in accounts receivable primarily at Eletropaulo and Sul, partially offset by a decrease at Uruguaiana	(182)
Increase in other assets primarily regulatory assets at Eletropaulo and Sul	(123)
Other operating assets and liabilities	(39)
Net change in operating assets and liabilities	$89

Nine Months Ended September 30, 2015
Increase in other assets, primarily regulatory assets at Eletropaulo and Sul, and service concession assets at Mong Duong	$(1,103)
Increase in accounts receivable primarily at Eletropaulo, Sul and Maritza, partially offset by a decrease in the Dominican Republic	(314)
Decrease in net income tax payables and other tax payables primarily in the US and at Kilroot as a result of the impairment	(126)
Increase in other liabilities primarily in regulatory liabilities at Eletropaulo and Sul, partially offset by IPALCO and Merida	452
Decrease in prepaid expense and other current assets primarily at Eletropaulo, DPL and Gener, partially offset by Sul	377
Increase in accounts payable and other current liabilities primarily at Eletropaulo, Sul and Mong Duong, partially offset by Tietê	238
Other operating assets and liabilities	(11)
Net change in operating assets and liabilities	$(487)

Nine Months Ended September 30, 2014
Increase in accounts receivable primarily at Eletropaulo, Sul and Alicura, and Maritza	(494)
Increase in other assets primarily regulatory assets at Eletropaulo and Sul	(439)
Decrease in net income tax and other tax payables primarily in the US and Brazil	(239)
Increase in inventory at Andres, Gener and Kelanitissa	(75)
Increase in regulatory liabilities at Eletropaulo and Sul, partially offset by decreases in other liabilities at IPL and the Parent Company	319
Other operating assets and liabilities	(26)
Net change in operating assets and liabilities	$(954)
Net operating activities for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 increased $152 million driven primarily by the following SBUs and key operating drivers excluding intercompany related transactions or adjustments pertaining to interest, tax sharing, charges for management fee, transfer pricing, but including timing of intercompany expenses paid on behalf of businesses (in millions):

Amount
MCAC — increase of $295 million primarily due to:
Increase in the Dominican Republic primarily due to the timing of collections of outstanding accounts receivable	$262
Increase in Panama primarily due to lower energy purchases resulting from favorable hydrology	40
Andes — increase of $87 million primarily due to:
Increase at Gener primarily due to an increase in VAT refunds compared to the prior year related to the construction of the Cochrane plant as well as lower payments for fuel	107
Brazil — decrease of $172 million primarily due to:
Higher energy purchases at Eletropaulo related to unfavorable hydrology, partially offset by higher collections mainly attributable to higher tariffs	(166)
US — decrease of $82 million primarily due to:
Decrease at DPL primarily due to lower collections driven by lower margins resulting from lower prices and lower generation, partially offset by an increase in security deposits required as part of the competitive bid auction	(33)
Decrease at IPALCO primarily due to lower collections driven by lower wholesale margins resulting from outages and lower prices and timing of working capital payments	(32)
Decrease at US Wind primarily due to timing of customer collections as well as lower collections resulting from lower wind production	(14)
Corporate and Other business drivers	(12)
$152
Net operating activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased $289 million driven primarily by the following SBUs and key operating drivers excluding intercompany related transactions or adjustments pertaining to interest, tax sharing, charges for management fee and transfer pricing, but including timing of intercompany expenses paid on behalf of businesses (in millions):

Amount
MCAC — increase of $380 million primarily due to:
Increase in the Dominican Republic primarily due to the timing of collections of outstanding accounts receivable, partially offset by lower collections resulting from lower gas sales	$195
Increase in Panama primarily due to lower energy purchases resulting from favorable hydrology	116
Increase in El Salvador primarily due to lower energy purchase costs resulting from a decrease in fuel prices	49
Increase in Puerto Rico primarily due to lower fuel purchase costs from a decrease in commodities prices and higher offtaker collections	30
Corporate — increase of $78 million primarily due to:
Increase primarily at the Parent Company driven by lower interest payments, the collection of realized gains resulting from the Company’s corporate hedging program, prior year swap termination payments upon refinance of debt and a reduction in incentive payments	78
Europe — increase of $45 million primarily due to:
Increase at Maritza primarily due to higher collection from the offtaker and lower payments to the fuel supplier	60
Increase at IPP4 in Jordan primarily due to the commencement of operations in July 2014 as well as the timing of customer collections	42
Increase at Kavarna in Bulgaria primarily due to higher collections from the offtaker and lower payments to maintenance supplier	19
Decrease in operating cash as a result of sales of our Africa businesses and UK Wind (Operating Projects) in 2014	(57)
Decrease at Kilroot primarily due to lower collections resulting from lower volume, timing of outages and lower rates	(28)
Brazil — decrease of $187 million primarily due to:
Decrease at Tietê primarily due to the timing of higher priced payments for energy resulting from unfavorable hydrology, the unfavorable effect of exchange rate on cash, higher transmission costs, and decreased collections related to lower spot markets sales, partially offset by lower income tax payments resulting from lower taxable income in the prior year	(215)
Increase at Eletropaulo primarily due to higher collections mainly attributable to higher tariffs, partially offset by higher energy purchases related to unfavorable hydrology and higher transmission costs	25
Asia — decrease of $93 million primarily due to:
Decrease at Mong Duong in Vietnam primarily driven by payment for service concession assets, partially offset by an increase in operating cash due to commencement of operations in April 2015	(98)
Other business drivers	73
$289

Net Cash Flows from Investing Activities — Net cash used in investing activities were driven by ($ in millions):

Nine Months Ended September 30,	2015	2014	$ Change	% Change
Capital expenditures (1)	$(1,687)	$(1,389)	$298	21%
Acquisitions, net of cash acquired:
Andes — related to the purchase of 50% interest in Gener's equity investment in Guacolda	$—	$(728)	$(728)	NA
Corporate — Main Street Power	(16)	—	16	NA
Other business drivers	(1)	—	1	NA
Total acquisitions, net of cash acquired	$(17)	$(728)	$(711)	-98%
Proceeds from the sale of businesses, net of cash sold:
US — related to the sale of Armenia Mountain	$64	$—	$64	NA
US — related to the sale of MC2 and US wind projects, respectively	1	23	(22)	NA
Andes — related to the sale of 50% interest less one share of Gener's interest in Guacolda	—	730	(730)	NA
Europe — related to the sale of Solar Spain	31	—	31	NA
Europe — related to the sale of UK Wind (Operating Projects)	—	159	(159)	NA
Asia — related to the sale of 45% of our equity interest in Masin-AES Pte Ltd.	—	443	(443)	NA
Asia — related to the sale of wind projects in India	—	6	(6)	NA
Corporate — related to the sale of businesses in Cameroon	—	128	(128)	NA
Corporate — related to the sale of Solar Ridge Power	—	179	(179)	NA
Total proceeds from the sale of businesses, net of cash sold	$96	$1,668	$(1,572)	-94%
Sales of short-term investments, net of purchases:
Brazil — primarily at Tietê, Sul and Eletropaulo	$86	$(60)	$146	243%
Other business drivers	(8)	9	(17)	-189%
Total sales of short-term investments, net of purchases	$78	$(51)	$129	253%
(Increases) decreases in restricted cash (2)
Andes — Gener	$36	$4	$32	800%
Europe — Maritza	(16)	49	(65)	-133%
Asia — Mong Duong	(128)	(13)	(115)	-885%
Corporate — Parent Company	47	66	(19)	-29%
Other business drivers	1	56	(55)	-98%
Total (increases) decreases in restricted cash (2)	$(60)	$162	$(222)	-137%
Other cash uses for investing activities	$(49)	$(26)	$(23)	-88%
Net cash used in investing activities	$(1,639)	$(364)	$1,275	350%
__________________

(1)	Refer to table below for capital expenditures types and drivers by business.

(2)	Includes amounts classified as Debt services reserves and other assets.
Net cash used for capital expenditures were driven by ($ in millions):

		Nine Months Ended September 30,
SBU	Growth capital expenditures:	2015	2014	$ Change	% Change
US	IPALCO — primarily related to replacement generation projects	$(227)	$(61)	$166	272%
US	DPL — primarily related to new business distribution lines and equipment	(29)	(29)	—	—%
Andes	Gener — primarily related to Alto Maipo and Cochrane construction projects	(595)	(303)	292	96%
Brazil	Eletropaulo — primarily related to customer connection and distribution grid projects	(78)	(125)	(47)	-38%
Brazil	Sul — primarily related to customer connection and distribution grid projects	(28)	(35)	(7)	-20%
MCAC	Dominican Republic — primarily related to the construction of Combined Cycle at Los Mina	(52)	(14)	38	271%
Europe	Jordan — IPP4 construction project	—	(71)	(71)	NA
Asia	Mong Duong — related to service concession assets in 2014	—	(72)	(72)	NA
	Other business drivers	(82)	(79)	3	4%
	Total growth capital expenditures	$(1,091)	$(789)	$302	38%
	Maintenance and environmental capital expenditures:
US	IPALCO — primarily related to MATS and NPDES project and maintenance on equipment	$(239)	$(178)	$61	34%
US	DPL — related to maintenance on generating units and trans/distribution equipment	(58)	(48)	10	21%
Andes	Gener — primarily related to the SING and the Ventanas Unit 1, 2 and 4 plants	(50)	(50)	—	—%
Andes	Alicura — primarily related to major maintenance at San Nicolas and Parana plants	(20)	(8)	12	150%
Brazil	Eletropaulo — primarily related to customer connection and distribution grid projects	(45)	(73)	(28)	-38%
Brazil	Tietê — primarily related to modernization of generating units	(34)	(64)	(30)	-47%
Brazil	Sul — primarily related to customer connection and distribution grid projects	(25)	(41)	(16)	-39%
Europe	Altai — primarily related to equipment maintenance	(22)	(21)	1	5%
	Other business drivers	(103)	(117)	(14)	-12%
	Total maintenance and environmental capital expenditures	$(596)	$(600)	$(4)	-1%
	Total capital expenditures	$(1,687)	$(1,389)	$298	21%
_____________________________
NM - Not Meaningful

Net Cash Flows from Financing Activities — Net cash used in financing activities were driven by ($ in millions):

Nine Months Ended September 30,	2015	2014	$ Change	% Change
Issuances and repayments of recourse debt:
Corporate — Parent Company issuances	$575	$1,525	$(950)	-62%
Corporate — Parent Company repayments	(915)	(2,019)	(1,104)	-55%
Net repayments of recourse debt	$(340)	$(494)	$(154)	-31%
Issuances and repayments of non-recourse debt:
US — IPALCO issuances	$665	$130	$535	412%
US — IPALCO repayments	(420)	—	420	100%
US — DPL issuances	325	—	325	100%
US — DPL repayments	(474)	(30)	444	NM
US — Shady Point issuances	—	38	(38)	NM
US — Generation businesses repayments at Shady Point, Southland, Warrior Run and Hawaii	(25)	(136)	(111)	-82%
Other business drivers	(9)	(3)	(6)	NM
US SBU net subtotal	62	(1)	63	NM
Andes — Gener issuances	947	974	(27)	-3%
Andes — Gener repayments	(381)	(934)	(553)	-59%
Other business drivers	11	4	7	175%
Andes SBU net subtotal	577	44	533	NM
Brazil — Sul issuances	499	111	388	350%
Brazil — Sul repayments	(470)	(9)	461	NM
Brazil — Eletropaulo issuances	268	253	15	6%
Brazil — Eletropaulo repayments	(121)	(13)	108	831%
Brazil — Tietê issuances	—	129	(129)	-100%
Brazil — Tietê repayments	(97)	(132)	(35)	-27%
Other business drivers	(1)	—	(1)	100%
Brazil SBU net subtotal	78	339	(261)	-77%
MCAC — Panama issuances	300	65	235	362%
MCAC — Panama repayments	(287)	—	287	100%
MCAC — Puerto Rico repayments	(37)	(51)	(14)	-27%
Other business drivers	24	(3)	27	NM
MCAC SBU net subtotal	—	11	(11)	-100%
Europe — UK Wind issuances	—	132	(132)	-100%
Europe — repayments related to the sale of UK Wind (Operating Projects)	—	(114)	(114)	-100%
Europe — Maritza repayments	(62)	(65)	(3)	-5%
Other business drivers	(29)	(15)	14	93%
Europe SBU net subtotal	(91)	(62)	(29)	-47%
Asia — Mong Duong issuances	203	298	(95)	-32%
Other business drivers	(16)	(15)	(1)	7%
Asia SBU net subtotal	187	283	(96)	-34%
Net issuances of non-recourse debt	$813	$614	$199	32%
Distributions to noncontrolling interests
US — Buffalo Gap	$(22)	$(33)	$(11)	-33%
US — IPALCO	(16)	(2)	14	700%
Andes — Gener	(20)	(35)	(15)	-43%
Brazil — Tietê and Brasiliana	(61)	(253)	(192)	-76%
MCAC — Itabo	(16)	(9)	7	78%
Asia — Masinloc	(15)	—	15	NA
Other business drivers	(32)	(45)	(13)	-29%
Total distributions to noncontrolling interests	$(182)	$(377)	$(195)	-52%
Contributions to noncontrolling interests
Andes — Gener	$84	$60	$24	40%
Asia — Mong Duong	33	49	(16)	-33%
Other business drivers	—	5	(5)	-100%
Total contributions to noncontrolling interests	$117	$114	$3	3%
Proceeds from the sale of redeemable stock of subsidiaries:
Corporate and US — IPALCO	$461	$—	$461	NA
Total proceeds from the sale of redeemable stock of subsidiaries	$461	$—	$461	NA
Dividends paid on The AES Corporation common stock
Corporate — Parent Company	$(209)	$(108)	$101	94%
Total dividends paid on The AES Corporation common stock	$(209)	$(108)	$101	94%
Payments for financed capital expenditures:
Andes — Gener	$(104)	$(53)	$51	96%
Asia — Mong Duong	—	(272)	(272)	NA
Other business drivers	(6)	(35)	(29)	-83%
Total payments for financed capital expenditures	$(110)	$(360)	$(250)	-69%
Purchase of treasury stock
Corporate — Parent Company	$(408)	$(140)	$268	191%
Total purchase of treasury stock	$(408)	$(140)	$268	191%
Other cash uses for financing activities	$(56)	$(93)	$(37)	-40%
Net cash provided by (used in) financing activities	$86	$(844)	$930	NM
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

Calculation of Proportional Free Cash Flow ($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net Cash provided by operating activities	$915	763	$152	20%	$1,505	$1,216	$289	24%
Add: capital expenditures related to service concession assets (1)	77	—	77	NA	148	—	148	NA
Adjusted Operating Cash Flow	$992	$763	$229	30%	$1,653	$1,216	$437	36%
Less: proportional adjustment factor on operating cash activities (2) (3)	(276)	(208)	(68)	-33%	(361)	(251)	(110)	-44%
Proportional Adjusted Operating Cash Flow	$716	$555	$161	29%	$1,292	$965	$327	34%
Less: proportional maintenance capital expenditures, net of reinsurance proceeds (2)	(80)	(116)	36	31%	(310)	(322)	12	4%
Less: proportional non-recoverable environmental capital expenditures (2) (4)	(15)	(12)	(3)	-25%	(34)	(39)	5	13%
Proportional Free Cash Flow	$621	$427	$194	45%	$948	$604	$344	57%
____________________________

(1)	Service concession asset expenditures excluded from proportional free cash flow non-GAAP metric.

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

(3)
Includes proportional adjustment amount for service concession asset expenditures of $39 million and $76 million for the three and nine months ended September 30, 2015. The Company adopted service concession accounting effective January 1, 2015.

(4)
Excludes IPALCO’s proportional recoverable environmental capital expenditures of $35 million and $47 million for the three months ended September 30, 2015 and September 30, 2014, as well as, $121 million and $121 million for the nine months ended September 30, 2015 and 2014, respectively.

Proportional Free Cash Flow by SBU ($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
US SBU	$218	$316	$(98)	-31%	$477	$502	$(25)	-5%
Andes SBU	134	86	48	56%	131	126	5	4%
Brazil SBU	31	52	(21)	-40%	(36)	(12)	(24)	-200%
MCAC SBU	259	50	209	418%	391	130	261	201%
Europe SBU	33	17	16	94%	207	167	40	24%
Asia SBU	50	18	32	178%	59	66	(7)	-11%
Corporate	(104)	(112)	8	7%	(281)	(375)	94	25%
Proportional Free Cash Flow — Total SBUs	$621	$427	$194	45%	$948	$604	$344	57%

Proportional Free Cash Flow for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 increased $194 million, driven primarily by the following SBUs and key operating drivers excluding intercompany related transactions or adjustments pertaining to interest, tax sharing and charges for management fee and transfer pricing, but including timing of intercompany expenses paid on behalf of the businesses (in millions):

US SBU	Amount
Decrease at IPALCO primarily resulting from partial business sell down in 2015, lower collections driven by lower wholesale margins and timing of working capital payments, partially offset by a decrease in maintenance capital expenditures	$(44)
Decrease at DPL primarily due to lower collections driven by lower margins resulting from lower prices and lower generation, partially offset by an increase in security deposits required as part of the competitive bid auction	(34)
Decrease at US Wind primarily due to timing of customer collections as well as lower collections resulting from lower wind production	(14)
Other business drivers	(6)
Total	$(98)

Andes SBU	Amount
Increase at Gener primarily due to an increase in VAT refunds compared to the prior year related to the construction of the Cochrane plant as well as lower payments for fuel	$66
Decrease at Argentina Generation primarily due to higher current year tax payments resulting from higher taxable income in the prior year as well as the timing of tax advances for the current year	(15)
Other business drivers	(3)
Total	$48

Brazil SBU	Amount
Decrease at Eletropaulo primarily driven by higher energy purchases related to unfavorable hydrology, partially offset by higher collections mainly attributable to higher tariffs as well as lower contingency payments in the current year	(24)
Other business drivers	3
Total	$(21)

MCAC SBU	Amount
Increase in the Dominican Republic primarily due to the timing of collections of outstanding accounts receivable	$192
Increase in Panama primarily due to lower energy purchases resulting from favorable hydrology	20
Other business drivers	(3)
Total	$209

Europe SBU	Amount
Increase at Kavarna primarily due to higher collection from the offtaker	$15
Increase at IPP4 in Jordan primarily due to the commencement of operations in July 2014 as well as the timing of customer collections	12
Decrease in operating cash as a result of the sales of UK Wind (Operating Projects) and Ebute in August and November 2014, respectively	(9)
Other business drivers	(2)
Total	$16

Asia SBU	Amount
Increase at Mong Duong in Vietnam primarily driven by an increase in operating cash due to commencement of operations in April 2015	$26
Increase at Masinloc due to higher collections and lower energy purchases resulting from better plant availability in 2015	12
Other business drivers	(6)
Total	$32

Corporate	Amount
Increase primarily at the Parent Company driven by lower current year interest payments	$8
Total	$8
Proportional Free Cash Flow for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased $344 million, driven primarily by the following SBUs and key operating drivers excluding intercompany related transactions or adjustments pertaining to interest, tax sharing and charges for management fee and transfer pricing, but including timing of intercompany expenses paid on behalf of the businesses (in millions)

US SBU	Amount
Decrease at IPALCO primarily resulting from partial business sell down in 2015, an increase in maintenance capital expenditures as well as lower collections driven by lower wholesale margins resulting from outages and lower prices	$(53)
Decrease at US Wind primarily due to lower collections resulting from lower wind production and lower energy prices	(30)
Decrease at Shady Point primarily driven by increases in inventory, lower collections during unit repairs, timing of collections as well as an increase in maintenance capital expenditures	(19)
Increase at DPL primarily due to higher collections, an increase in security deposits required as part of the competitive bid auction, higher collateral deposits in the prior year as a result of outages and increased collection of deferred storm costs, partially offset by an increase in maintenance capital expenditures	77
Total	$(25)

Andes SBU	Amount
Increase at Gener primarily due to an increase in VAT refunds compared to the prior year related to the construction of the Cochrane plant as well as lower payments for fuel and a decrease in environmental capital expenditures	$69
Decrease at Chivor in Colombia primarily due to higher current year tax payments resulting from higher taxable income in the prior year	(49)
Decrease at Argentina Generation primarily driven by an increase in maintenance capital expenditures	(15)
Total	$5

Brazil SBU	Amount
Decrease at Tietê primarily due to the timing of higher priced payments for energy resulting from unfavorable hydrology, the unfavorable effect of exchange rate on cash, higher transmission costs, and decreased collections related to lower spot markets sales, partially offset by lower income tax payments resulting from lower taxable income in the prior year	$(45)
Decrease at Cemig due to income tax refund received in the prior year	(14)
Increase at Sul primarily due to lower maintenance capital expenditures as well as higher collections mainly attributable to higher tariffs, partially offset by higher energy purchases resulting from unfavorable hydrology, higher transmission costs and higher interest on debt	19
Other business drivers	16
Total	$(24)

MCAC SBU	Amount
Increase in the Dominican Republic primarily due to the timing of collections of outstanding accounts receivable, partially offset by lower collections resulting from lower gas sales	$138
Increase in Panama primarily due to lower energy purchases resulting from favorable hydrology	63
Increase in El Salvador primarily due to lower energy purchase costs resulting from a decrease in fuel prices	39
Increase in Puerto Rico primarily due to lower fuel purchase costs from a decrease in commodities prices and higher offtaker collections	30
Other business drivers	(9)
Total	$261

Europe SBU	Amount
Increase at Maritza primarily due to higher collection from the offtaker and lower payments to the fuel supplier	$63
Increase at IPP4 in Jordan primarily due to the commencement of operations in July 2014 as well as the timing of customer collections	25
Increase at Kavarna primarily due to higher collection from the offtaker and lower payments to maintenance supplier	17
Decrease in operating cash as a result of the sales of our Africa businesses and UK Wind (Operating Projects) in 2014	(41)
Decrease at Kilroot primarily due to lower collections resulting from lower volume, timing of outages and lower rates	(30)
Other business drivers	6
Total	$40

Asia SBU	Amount
Decrease at Masinloc primarily resulting from partial business sell down in July 2014 and higher income tax payments, partially offset by the timing of payables to the wholesale market for replacement power during outages and higher collections resulting from better plant availability in 2015	$(25)
Increase at Mong Duong in Vietnam primarily driven by an increase in operating cash due to commencement of operations in April 2015	25
Other business drivers	(7)
Total	$(7)

Corporate SBU	Amount
Increase primarily at the Parent Company driven by lower interest payments, the collection of realized gains resulting from the Company’s corporate hedging program, prior year swap termination payments upon refinance of debt, and a reduction in capital expenditures and incentive payments	94
Total	$94
Parent Company Liquidity — The following Parent Company Liquidity discussion has been included because we believe it is a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents which are determined in accordance with GAAP as a measure of liquidity, and are disclosed in the Condensed Consolidated Statements of Cash Flows. Parent Company Liquidity may differ from similarly titled measures used by other companies.
The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds; proceeds from debt and equity financings at the Parent Company level, including availability under our credit facility; and proceeds from asset sales.
Cash requirements at the Parent Company level are primarily to fund interest; principal repayments of debt; acquisitions; construction commitments; other equity commitments; common stock repurchases and dividends; taxes; and Parent Company overhead and development costs.
The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facility. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable U.S. GAAP financial measure, cash and cash equivalents, at the periods indicated as follows (in millions):

	September 30, 2015	December 31, 2014
Consolidated cash and cash equivalents	$1,437	$1,539
Less: Cash and cash equivalents at subsidiaries	(1,431)	(1,032)
Parent and qualified holding companies’ cash and cash equivalents	6	507
Commitments under Parent credit facilities	800	800
Less: Letters of credit under the credit facilities	(82)	(61)
Less: Borrowings under the credit facilities	(93)	—
Borrowings available under Parent credit facilities	625	739
Total Parent Company Liquidity	$631	$1,246

The Company paid a dividend of $0.10 per share to its common stockholders during the three months ended September 30, 2015. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance we will be able to continue the payment of dividends.
Recourse Debt — Our total recourse debt was $5.1 billion and $5.3 billion as of September 30, 2015 and December 31, 2014, respectively. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 12—Debt in Item 8.—Financial Statements and Supplementary Data of our 2014 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. As of September 30, 2015, the Parent Company was in compliance with these covenants which provide for, among other items:

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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.3 billion. The portion of current debt related to such defaults was $1.1 billion at September 30, 2015, all of which was non-recourse debt related to four subsidiaries — Maritza, Sul, Kavarna and Altai. See Note 8—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of September 30, 2015 in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2015, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies to the consolidated financial statements included in our 2014 Form 10-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2015.
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
The disclosures in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations; Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the wholesale electricity markets, which could have a material adverse effect on our financial performance; and We may not be adequately hedged against our exposure to changes in commodity prices or interest rates of the 2014 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. As of September 30, 2015, the portfolio’s pretax earnings exposure for the remainder of 2015 to a 10% move in commodity prices would be approximately $5 million for U.S. power (DPL), and less than $5 million each for natural gas, oil and coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
Foreign Exchange Rate Risk — In the normal course of business, we are exposed to foreign currency risk and other foreign operations risks that arise from investments in foreign subsidiaries and affiliates. A key component of these risks stems from the fact that some of our foreign subsidiaries and affiliates utilize currencies other than our consolidated reporting currency, the U.S. Dollar. Additionally, certain of our foreign subsidiaries and affiliates have entered into monetary obligations in the U.S. Dollar or currencies other than their own functional currencies. We have varying degrees of exposure to changes in the exchange rate between the U.S. Dollar and the following currencies: Argentine Peso, Brazilian Real, British Pound, Chilean Peso, Colombian Peso, Dominican Peso, Euro, Indian Rupee, Kazakhstani Tenge, Mexican Peso and Philippine Peso. These subsidiaries and affiliates have attempted to limit potential FX exposure by entering into revenue contracts that adjust to changes in FX rates. We also use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. The largest FX risks over a 12-month forward-looking period stem from the following currencies: Argentine Peso, British Pound, Brazilian Real, Colombian Peso, Euro and Kazakhstani Tenge. As of September 30, 2015, assuming a 10% U.S. Dollar appreciation, adjusted pretax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Brazilian Real, Colombian Peso, Kazakhstani Tenge, Argentine Peso, Euro and British Pound relative to the U.S. Dollar are projected to be reduced by $5 million for each currency for the remainder of 2015. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pretax earnings for 2015 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted pretax earnings exposed to FX risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of September 30, 2015, the portfolio’s pretax earnings exposure for the remainder of 2015 to a 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, Colombian Peso, Euro, Kazakhstani Tenge and U.S. Dollar denominated debt would be approximately $5 million based on the impact of a one time, 100-basis-point upward shift in interest rates on interest expense for the debt denominated in these currencies. The amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company’s financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2015.
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the State of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties’ financing agreement. In April 1999, the FDC found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$1.73 billion ($422 million) from Eletropaulo, (as estimated by Eletropaulo (or approximately R$2.23 billion ($543 million) plus legal costs according to Eletrobrás) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo’s defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings to determine whether Eletropaulo is liable for the debt. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, the FDC appointed an accounting expert to analyze the issues in the case. In September 2015, the expert issued a preliminary report that concludes that Eletropaulo is liable for the debt, but that does not quantify the debt. Eletropaulo has submitted questions to the expert and reports rebutting the expert’s preliminary report. The expert will issue a final report in the near future. Thereafter, a decision will be issued by the FDC, which will be free to reject or adopt in whole or part the expert’s final report. If the FDC again determines that Eletropaulo is liable for the debt, after the amount of the alleged debt is determined, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, after the amount of the alleged debt is determined, Eletropaulo will be required to provide security for its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the FDC grants such request, Eletropaulo’s results of operations may be materially adversely affected and, in turn, the Company’s results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the State of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$2 million ($439 thousand) as of December 31, 2014, or pay an indemnification amount of approximately R$15 million ($3.66 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court’s decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court’s decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$1.8 million ($439 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court’s decision. In July 2014, the court requested the Secretary of the Environment for the State of São Paulo to notify the court of its opinion regarding the acceptability of the green areas to be donated by Eletropaulo to the State of São Paulo. In January 2015, the Secretary of the Environment for the State of São Paulo notified Eletropaulo and the court that it would not accept Eletropaulo’s proposed green areas donation. Instead of such green areas donation, the Secretary of the Environment proposed in March 2015 that Eletropaulo undertake an environmental project to offset the alleged environmental damage. Since March 2015, Eletropaulo and Secretary of Environment have been working together in order to define an environmental project, which will be submitted for approval by the Public Prosecutor.  The cost of such project is currently estimated to be R$1.8 million ($439 thousand).
In December 2001, Gridco Ltd. (“Gridco”) served a notice to arbitrate pursuant to the Indian Arbitration and Conciliation Act of 1996 on the Company, AES Orissa Distribution Private Limited (“AES ODPL”), and Jyoti Structures (“Jyoti”) pursuant to the terms of the shareholders agreement between Gridco, the Company, AES ODPL, Jyoti and the Central Electricity Supply Company of Orissa Ltd. (“CESCO”), an affiliate of the Company. In the arbitration, Gridco asserted that a comfort letter issued by the Company in connection with the Company’s indirect investment in CESCO obligates the Company to provide additional financial support to cover all of CESCO’s financial obligations to Gridco. Gridco appeared to be seeking approximately $189 million in damages, plus undisclosed penalties and interest, but a detailed alleged damage analysis was not filed by Gridco. The Company counterclaimed against Gridco for damages. In June 2007, a 2-to-1 majority of the arbitral tribunal rendered its award rejecting Gridco’s claims and holding that none of the respondents, the Company, AES ODPL, or Jyoti, had any liability to Gridco. The respondents’ counterclaims were also rejected. A majority of the tribunal later awarded the respondents, including the Company, some of their costs relating to the arbitration. Gridco filed challenges of the tribunal’s awards with the local Indian court. Gridco’s challenge of the costs award has been dismissed by the court, but its challenge of the liability award remains pending. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, CEEE, had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the State of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to recover the contaminated area located on the grounds of the pole factory and an indemnity payment (approximately R$6 million ($1.46 million)) to the State’s Environmental Fund. In October 2011, the State Attorney Office filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined only that defendant CEEE was required to proceed with the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The removal costs are estimated to be approximately R$60 million ($14.62 million) and the work was completed in February 2014. In parallel with the removal activities, a court-appointed expert investigation took place, which was concluded in May 2014. The court-appointed expert final report was presented to the State Attorneys in October 2014, and in January 2015 to the defendant companies. In March 2015, AES Sul and AES Florestal submitted comments and supplementary questions regarding the expert report. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In April 2009, the Antimonopoly Agency in Kazakhstan initiated an investigation of certain power sales of Ust-Kamenogorsk HPP (“UK HPP”) and Shulbinsk HPP, hydroelectric plants under AES concession (collectively, the “Hydros”). The Antimonopoly Agency determined that the Hydros had abused their market position and charged monopolistically high prices for power from January-February 2009. The Agency sought an order from the administrative court requiring UK HPP to pay an administrative fine of approximately KZT120 million ($444 thousand) and to disgorge profits for the period at issue, estimated by the Antimonopoly Agency to be approximately KZT440 million ($1.63 million). No fines or damages have been paid to date. The investigation of Shulbinsk has been terminated because of the expiration of the statute of limitations. Related criminal proceedings are pending against a former official of the Hydros. In the course of criminal proceedings, the financial police expanded the period at issue to the entirety of 2009 for UK HPP, and sought increased damages of KZT1.2 billion ($4.44 million) from UK HPP. UK HPP believes it has meritorious defenses and will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In October 2009, AES Mérida III, S. de R.L. de C.V. (“AES Mérida”), one of our businesses in Mexico, initiated arbitration against its fuel supplier and electricity offtaker, Comisión Federal de Electricidad (“CFE”), seeking a declaration that CFE breached the parties’ PPA by supplying gas that did not comply with the PPA’s specifications. Alternatively, AES Mérida requested a declaration that the supply of such gas by CFE is a force majeure event under the PPA. CFE disputed the claims. Although it did not assert counterclaims, in its closing brief CFE asserted that it is entitled to a partial refund of the capacity charge payments that it made for power generated with the out-of-specification gas. In July 2012, the arbitral Tribunal issued an award in AES Mérida’s favor. In December 2012, CFE initiated an action in Mexican court seeking to nullify the award. AES Mérida opposed the request and asserted a counterclaim to confirm the award. In February 2014, the court rejected CFE’s claims and granted AES Mérida's request to confirm the award. CFE has appealed the court's decision. The appeal is pending before the Mexican Supreme Court. AES Mérida believes it has meritorious grounds to defeat that action; however, there can be no assurances that it will be successful.
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
In November 2009, April 2010, December 2010, April 2011, June 2011, August 2011, November 2011, and October 2014, substantially similar personal injury lawsuits were filed by a total of 50 residents and decedent estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the State of Delaware. In each lawsuit, the plaintiffs allege that the coal combustion by-products of AES Puerto Rico’s power plant were illegally placed in the Dominican Republic from October 2003 through March 2004 and subsequently caused the plaintiffs’ birth defects, other personal injuries, and/or deaths. The plaintiffs did not quantify their alleged damages, but generally alleged that they are entitled to compensatory and punitive damages. The Company is not able to estimate damages, if any, at this time. The AES defendants moved for partial dismissal of both the November 2009 and April 2010 lawsuits on various grounds. In July 2011, the Superior Court dismissed the plaintiffs’ international law and punitive damages claims, but held that the plaintiffs had stated intentional tort, negligence, and strict liability claims under Dominican law, which the Superior Court found governed the lawsuits. The Superior Court granted the plaintiffs leave to amend their complaints in accordance with its decision, and in September 2011, the plaintiffs in the November 2009 and April 2010 lawsuits did so. In November 2011, the AES defendants again moved for partial dismissal of those amended complaints, and in both lawsuits, the Superior Court dismissed the plaintiffs’ claims for future medical monitoring expenses but declined to dismiss their claims under Dominican Republic Law 64-00. The AES defendants filed an answer to the November 2009 lawsuit in June 2012. The Superior Court has stayed all lawsuits but the November 2009 lawsuit. In that lawsuit, discovery is complete on causation and exposure issues, but is ongoing on other liability issues as well as damages issues. Also, in the November

2009 lawsuit, trial is scheduled for April 2016. The AES defendants believe they have meritorious defenses and will defend themselves vigorously; however, there can be no assurances that they will be successful in their efforts.
On February 11, 2011, Eletropaulo received a notice of violation from São Paulo State’s Environmental Authorities for allegedly destroying 0.32119 hectares of native vegetation at the Conservation Park of Serra do Mar (“Park”), without previous authorization or license. The notice of violation asserted a fine of approximately R$1 million ($244 thousand) and the suspension of Eletropaulo activities in the Park. As a response to this administrative procedure before the São Paulo State Environmental Authorities (“São Paulo EA”), Eletropaulo timely presented its defense on February 28, 2011 seeking to vacate the notice of violation or reduce the fine. In December 2011, the São Paulo EA declined to vacate the notice of violation but reduced the fine to R$757 thousand ($184 thousand) and recognized the possibility of an additional 40% reduction of the fine if Eletropaulo agrees to recover the affected area with additional vegetation. Eletropaulo did not appeal the decision and discussed the terms of a possible settlement with the São Paulo EA, including a plan to recover the affected area by primarily planting additional trees. In March 2012, the State of São Paulo Prosecutor’s Office of São Bernardo do Campo initiated a Civil Proceeding to review the compliance by Eletropaulo with the terms of any possible settlement. The Park Administrator subsequently approved an area for the recovery project different from the affected area, which was no longer available. On January 23, 2015, AES Eletropaulo entered into a Recovery and Compensation Agreement with the Coordenadoria de Fiscalização Ambiental (“CFA”) to restore 3.2 hectares during the course of two years, which restoration is currently estimated to cost R$592 thousand ($144 thousand). In June 2015, the State of São Paulo Prosecutor’s Office of São Bernardo do Campo decided to close its Civil Proceeding, subject to the approval of the Superior Counsel of the Public Prosecutor’s Office. Upon completion of the recovery project as approved and established in the Recovery and Compensation Agreement, AES will be entitled to a 40% reduction (R$303 thousand or $74 thousand) of the fine as legally provided.
In June 2011, the São Paulo Municipal Tax Authority (the “Municipality”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) that allegedly had not been paid on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the ground that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$3.28 billion ($799 million) as estimated by Eletropaulo. Eletropaulo has appealed to the Second Instance Administrative Court. No tax is due while the appeal is pending. Eletropaulo believes it has meritorious defenses to the assessments and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the ground that the tax rate was set in the applicable legislation. In April 2013, the First Instance Administrative Court determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest and penalties totaling approximately R$900 million ($219 million) as estimated by AES Tietê. AES Tietê appealed to the Second Instance Administrative Court (“SAIC”). In January 2015, the SAIC issued a decision in AES Tietê’s favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SAIC’s decision, which motion remains pending. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In August 2012, Fondo Patrimonial de las Empresas Reformadas (“FONPER”) (the Dominican instrumentality that holds the Dominican Republic’s shares in Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”)) filed a criminal complaint against certain current and former employees of AES. The criminal proceedings include a related civil component initiated against, among others, Coastal Itabo, Ltd. (“Coastal”) (the AES affiliate shareholder of Itabo) and New Caribbean Investment, S.A. (“NC”) (the AES affiliate that manages Itabo). FONPER asserts claims relating to the alleged mismanagement of Itabo and seeks approximately $270 million in damages. The Dominican District Attorney (“DA”) thereafter admitted the criminal complaint and requested that the Dominican Republic’s Camara de Cuentas (“Cámara”) perform an audit of the allegations in the criminal complaint. The audit is ongoing and the Cámara has not issued its final report to date. Further, in August 2012, Coastal and NC initiated an international arbitration proceeding against FONPER and the Dominican Republic (“Respondents”), seeking a declaration that Coastal and NC have acted both lawfully and in accordance with the relevant contracts with the Respondents in relation to the management of Itabo. Coastal and NC also seek a declaration that the criminal complaint is a breach of the relevant contracts between the parties, including the obligation to arbitrate disputes. Coastal and NC further seek damages from the Respondents resulting from their breach of contract. The Respondents have denied the claims and challenged the jurisdiction of the arbitral Tribunal. In February 2015, the Respondents made an application requesting that the Tribunal rule on their jurisdictional objections prior to giving any consideration to the merits of the claims of Coastal and NC. In August 2015, the Tribunal rejected the application. The Respondents will respond on the merits in November 2015. The Tribunal has established the procedural schedule for the arbitration, but has not yet scheduled dates for the final evidentiary hearing. The AES parties believe they have meritorious claims and defenses, which they will assert vigorously; however, there can be no assurances that they will be successful in their efforts.
In July 2015, BTG Pactual (“BTG”) initiated arbitration against AES Tietê under the parties’ PPA. BTG claims that AES Tietê breached the PPA by purchasing more power than it was entitled to take under the PPA. BTG seeks to recover the payments that AES Tietê received from its spot-market sales of BTG’s power, totaling approximately R$30 million ($7 million). BTG also seeks to terminate the PPA and to collect a termination payment of approximately R$560 million ($136 million). AES Tietê has placed R$30 million ($7 million) into escrow, with a full reservation of rights. It will respond to the arbitration demand in the near future. AES Tietê believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
In September 2015, AES Southland Development, LLC and AES Redondo Beach, LLC filed a lawsuit against the California Coastal Commission (the “CCC”) over the CCC’s determination that the site of AES Redondo Beach included approximately 5.93 acres of CCC-jurisdictional wetlands. The CCC has asserted that AES Redondo Beach has improperly installed and operated water pumps affecting the alleged wetlands in violation of the California Coastal Act and Redondo Beach Local Coastal Program and has ordered AES Redondo Beach to restore the site.  Additional potential outcomes of the CCC determination could include an order requiring AES Redondo Beach to fund a wetland mitigation project and/or pay fines or penalties.  AES Redondo Beach believes that it has meritorious arguments and intends to vigorously prosecute such lawsuit, but there can be no assurances that it will be successful.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I-Item 1A.-Risk Factors of our 2014 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding purchases made by The AES Corporation of its common stock:

Repurchase Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of a Publicly Announced Purchase Plan (1)	Dollar Value of Maximum Number Of Shares To Be Purchased Under the Plan (2)
7/1/2015 — 7/31/15	1,621,182	$13.06	1,621,182	$96,075,104
8/1/2015 — 8/31/15	3,036,978	12.44	3,036,978	58,314,241
9/1/2015 — 9/30/15	3,783,850	11.10	3,783,850	16,333,096
Total	8,442,010		8,442,010
_____________________________

(1)	See Note 11—Equity—Stock Repurchase Program to the condensed consolidated financial statements in Item 1.—Financial Statements for further information.

(2)
The authorization permits the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There is no assurance as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the BoD at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 2, the Company determined that it would recognize certain impairments at Buffalo Gap III and Kilroot in the amount of $118 million and $113 million for the three months ended September 30, 2015, respectively. In the case of Buffalo Gap III, the impairment was based on a decline in forward power curves coupled with the near-term expiration of favorable contracted cash flows. In the case of Kilroot, the impairment was based on the regulator establishing lower capacity prices for the Irish Single electricity market.  See Note 15—Asset Impairment Expense in Item 1.—Financial Statements of this Form 10-Q for additional information.
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

THE AES CORPORATION (Registrant)

Date:	November 4, 2015	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ FABIAN E. SOUZA
			Name:	Fabian E. Souza
			Title:	Vice President and Controller (Principal Accounting Officer)