Form 10-Q
period 2016-03-31
AES CORP
filed 2016-05-09
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on May 2, 2016 was 659,001,121

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AFS	Available For Sale
AFUDC	Allowance for Funds Used During Construction
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNDES	Brazilian Development Bank
BoD	Board of Directors
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals
CDPQ	La Caisse de depot et placement du Quebec
CESCO	Central Electricity Supply Company of Orissa Ltd.
CFE	Federal Commission of Electricity
CO2	Carbon Dioxide
CTA	Cumulative Translation Adjustment
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
DPLER	DPL Energy Resources, Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FCA	Federal Court of Appeals
FERC	Federal Energy Regulatory Commission
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GSA	Gas Supply Agreement
GWh	Gigawatt Hours
ICC	International Chamber of Commerce
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
KPI	Key Performance Indicator
kWh	Kilowatt Hours
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
MRE	Energy Reallocation Mechanism
MW	Megawatts
MWh	Megawatt Hours
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NOV	Notice of Violation
NOX	Nitrogen Oxides
NCI	Noncontrolling Interest
OCI	Other Comprehensive Income
O&M	Operations and Maintenance
OPGC	Odisha Power Generation Corporation
Parent Company	The AES Corporation
PIS	Partially Integrated System
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SIC	Central Interconnected Electricity System
SING	Northern Interconnected Electricity System
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TA	Transportation Agreement
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax
VIE	Variable Interest Entity

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,185	$1,262
Restricted cash	294	295
Short-term investments	628	484
Accounts receivable, net of allowance for doubtful accounts of $103 and $95, respectively	2,581	2,473
Inventory (see Note 2)	682	675
Prepaid expenses	116	108
Other current assets	1,461	1,449
Assets of held-for-sale businesses	—	96
Total current assets	6,947	6,842
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	751	711
Electric generation, distribution assets and other	28,997	28,491
Accumulated depreciation	(9,768)	(9,449)
Construction in progress	3,436	3,063
Property, plant and equipment, net	23,416	22,816
Other Assets:
Investments in and advances to affiliates (see Note 6)	611	610
Debt service reserves and other deposits	415	565
Goodwill	1,157	1,157
Other intangible assets, net of accumulated amortization of $100 and $97, respectively	209	214
Deferred income taxes	599	543
Service concession assets, net of accumulated amortization of $52 and $34, respectively	1,505	1,543
Other noncurrent assets	2,041	2,180
Total other assets	6,537	6,812
TOTAL ASSETS	$36,900	$36,470
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,739	$1,721
Accrued interest	333	251
Accrued and other liabilities	2,280	2,436
Non-recourse debt, including $247 and $261, respectively, related to variable interest entities (see Note 7)	2,220	2,505
Liabilities of held-for-sale businesses	—	13
Total current liabilities	6,572	6,926
NONCURRENT LIABILITIES
Recourse debt (see Note 7)	4,924	4,966
Non-recourse debt, including $1,503 and $1,539, respectively, related to variable interest entities (see Note 7)	13,413	12,956
Deferred income taxes	1,118	1,090
Pension and other post-retirement liabilities (see Note 9)	985	927
Other noncurrent liabilities	3,032	2,896
Total noncurrent liabilities	23,472	22,835
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	672	538
EQUITY (see Note 10)
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 815,894,592 issued and 658,997,660 outstanding at March 31, 2016 and 815,846,621 issued and 666,808,790 outstanding at December 31, 2015)	8	8
Additional paid-in capital	8,706	8,718
Retained earnings	198	143
Accumulated other comprehensive loss	(3,807)	(3,883)
Treasury stock, at cost (156,896,932 shares at March 31, 2016 and 149,037,831 at December 31, 2015)	(1,904)	(1,837)
Total AES Corporation stockholders’ equity	3,201	3,149
NONCONTROLLING INTERESTS	2,983	3,022
Total equity	6,184	6,171
TOTAL LIABILITIES AND EQUITY	$36,900	$36,470
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share amounts)
Revenue:
Regulated	$1,776	$2,080
Non-Regulated	1,695	1,904
Total revenue	3,471	3,984
Cost of Sales:
Regulated	(1,672)	(1,807)
Non-Regulated	(1,295)	(1,456)
Total cost of sales	(2,967)	(3,263)
Operating margin	504	721
General and administrative expenses	(48)	(55)
Interest expense	(364)	(363)
Interest income	130	90
Gain (loss) on extinguishment of debt	4	(23)
Other expense	(8)	(20)
Other income	13	15
Gain on sale of businesses	47	1
Asset impairment expense	(159)	(8)
Foreign currency transaction gains (losses)	43	(23)
Other non-operating expense	(2)	—
INCOME FROM OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	160	335
Income tax expense	(92)	(96)
Net equity in earnings of affiliates	6	15
NET INCOME	74	254
Less: Net loss (income) attributable to noncontrolling interests	52	(112)
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$126	$142
BASIC EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.19	$0.20
DILUTED EARNINGS PER SHARE:
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.19	$0.20
DILUTED SHARES OUTSTANDING	663	706
DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$—
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions)
NET INCOME	$74	$254
Foreign currency translation activity:
Foreign currency translation adjustments, net of $0 income tax for all periods	128	(421)
Total foreign currency translation adjustments	128	(421)
Derivative activity:
Change in derivative fair value, net of income tax benefit of $21 and $17, respectively	(64)	(72)
Reclassification to earnings, net of income tax benefit (expense) of $3 and $(2), respectively	(1)	12
Total change in fair value of derivatives	(65)	(60)
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	1	—
Change in pension adjustments due to net actuarial gain (loss) for the period, net of $0 income tax for all periods	(1)	—
Reclassification to earnings due to amortization of net actuarial loss, net of income tax (expense) of $(1) and $(3), respectively	3	5
Total pension adjustments	3	5
OTHER COMPREHENSIVE INCOME (LOSS)	66	(476)
COMPREHENSIVE INCOME (LOSS)	140	(222)
Less: Comprehensive loss attributable to noncontrolling interests	62	88
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$202	$(134)
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions)
OPERATING ACTIVITIES:
Net income	$74	$254
Adjustments to net income:
Depreciation and amortization	290	298
Gain on sale of businesses	(47)	(1)
Impairment expenses	161	8
Deferred income taxes	31	(12)
(Reversals of) provisions for contingencies	(1)	14
(Gain) loss on extinguishment of debt	(4)	23
Other	(3)	65
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	37	(337)
(Increase) decrease in inventory	(24)	(35)
(Increase) decrease in prepaid expenses and other current assets	274	68
(Increase) decrease in other assets	(21)	(290)
Increase (decrease) in accounts payable and other current liabilities	(72)	273
Increase (decrease) in income tax payables, net and other tax payables	(148)	(15)
Increase (decrease) in other liabilities	93	124
Net cash provided by operating activities	640	437
INVESTING ACTIVITIES:
Capital expenditures	(640)	(619)
Acquisitions, net of cash acquired	(6)	(17)
Proceeds from the sale of businesses, net of cash sold	115	—
Sale of short-term investments	1,603	1,076
Purchase of short-term investments	(1,708)	(1,054)
Decrease (increase) in restricted cash, debt service reserves and other assets	96	(75)
Other investing	(8)	(31)
Net cash used in investing activities	(548)	(720)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	248	101
Repayments under the revolving credit facilities	(116)	(62)
Repayments of recourse debt	(116)	(336)
Issuance of non-recourse debt	161	574
Repayments of non-recourse debt	(248)	(269)
Payments for financing fees	(11)	(9)
Distributions to noncontrolling interests	(78)	(19)
Contributions from noncontrolling interests	28	67
Proceeds from the sale of redeemable stock of subsidiaries	134	247
Dividends paid on AES common stock	(73)	(70)
Payments for financed capital expenditures	(10)	(42)
Purchase of treasury stock	(79)	(35)
Other financing	(20)	(34)
Net cash (used in) provided by financing activities	(180)	113
Effect of exchange rate changes on cash	7	(27)
Increase (decrease) in cash of held-for-sale businesses	4	(5)
Total decrease in cash and cash equivalents	(77)	(202)
Cash and cash equivalents, beginning	1,262	1,539
Cash and cash equivalents, ending	$1,185	$1,337
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$228	$242
Cash payments for income taxes, net of refunds	$182	$103
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through capital lease and other liabilities	$3	$5
Dividends declared but not yet paid	$75	$—
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2016 and 2015
1. FINANCIAL STATEMENT PRESENTATION
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
Interim Financial Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2015 audited consolidated financial statements and notes thereto, which are included in the 2015 Form 10-K filed with the SEC on February 23, 2016 (the “2015 Form 10-K”).
New Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that had and/or could have a material impact on the Company’s consolidated financial statements:

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2015-03, Interest — Imputation of Interest (Subtopic 835-30)
The standard simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the standard. Transition method: retrospective.
January 1, 2016
Deferred financing costs of $24 million previously classified within other current assets and $357 million previously classified within other noncurrent assets were reclassified to reduce the related debt liabilities as of December 31, 2015.

2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
Given the absence of authoritative guidance within ASU 2015-03, this standard clarifies that the SEC Staff would not object to an entity presenting debt issuance costs related to line-of-credit arrangements as an asset that is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Transition method: retrospective.
January 1, 2016
Deferred financing costs related to lines-of-credit of $1 million recorded within other current assets and $23 million recorded within other noncurrent assets were not reclassified as of December 31, 2015.

2015-02, Consolidation — Amendments to the Consolidation Analysis (Topic 810)
The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. Transition method: retrospective.
		January 1, 2016	None, other than that some entities previously consolidated under the voting model are now consolidated under the VIE model.
New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard simplifies the following aspects of accounting for share-based payments awards: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. Transition method: Various.
		January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2016-06, Derivatives and Hedging (Topic 815) — Contingent Put and Call Options in Debt Instruments
This standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. When a call (put) option is contingently exercisable, an entity will no longer assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Transition method: a modified retrospective basis to existing debt instruments as of the effective date.
		January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
2016-05, Derivatives and Hedging (Topic 815) — Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not require de-designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. Transition method: prospective or a modified retrospective basis.
		January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
2016-02, Leases (Topic 842)
The standard creates Topic 842, Leases which supersedes Topic 840, Leases, and introduces a lessee model that brings substantially all leases onto the balance sheet while retaining most of the principles of the existing lessor model in U.S. GAAP and aligning many of those principles with ASC 606, Revenue from Contracts with Customers. Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-01, Financial Instruments — Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Also, it amends certain disclosure requirements associated with the fair value of financial instruments. Transition: cumulative effect in Retained Earnings as of adoption or prospectively for equity investments without readily determinable fair value.
		January 1, 2018. Limited early adoption permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory	The standard replaces the current lower of cost or market test with a lower of cost or net realizable value test. Transition method: prospectively.	January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2014-09, Revenue from Contracts with Customers (Topic 606)
The standard provides a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-08, Revenue from Contracts with Customers (Topic 606) — Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
The standard clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and apply the control principle to certain types of arrangements. The amendments also re-frame the indicators to focus on evidence that an entity is acting as a principal rather than as an agent, revise existing examples and add new ones. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing
This standard clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This standard reduces the cost and complexity of applying Topic 606 to the identification of promised goods or services, and it also includes implementation guidance on licensing. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	March 31, 2016	December 31, 2015
Fuel and other raw materials	$354	$343
Spare parts and supplies	328	332
Total	$682	$675
3. FAIR VALUE
The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair value of the Company’s assets and liabilities has been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company made no changes during the period to the fair valuation techniques described in Note 4.—Fair Value in Item 8.—Financial Statements and Supplementary Data of its 2015 Form 10-K.
Recurring Measurements — The following table presents by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated (in millions). For the Company’s investments in marketable debt and equity securities, the security classes presented are determined based on the nature and risk of a security and are consistent with how the Company manages, monitors and measures its marketable securities:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
AVAILABLE FOR SALE: (1)
Debt securities:
Unsecured debentures	$—	$568	$—	$568	$—	$327	$—	$327
Certificates of deposit	—	37	—	37	—	135	—	135
Government debt securities	—	11	—	11	—	28	—	28
Subtotal	—	616	—	616	—	490	—	490
Equity securities:
Mutual funds	—	15	—	15	—	15	—	15
Subtotal	—	15	—	15	—	15	—	15
Total available for sale	—	631	—	631	—	505	—	505
TRADING:
Equity securities:
Mutual funds	14	—	—	14	15	—	—	15
Total trading	14	—	—	14	15	—	—	15
DERIVATIVES:
Foreign currency derivatives	—	37	304	341	—	35	292	327
Commodity derivatives	—	67	4	71	—	41	7	48
Total derivatives	—	104	308	412	—	76	299	375
TOTAL ASSETS	$14	$735	$308	$1,057	$15	$581	$299	$895
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$48	$416	$464	$—	$54	$304	$358
Cross-currency derivatives	—	33	—	33	—	43	—	43
Foreign currency derivatives	—	46	14	60	—	41	15	56
Commodity derivatives	—	46	4	50	—	29	4	33
Total derivatives	—	173	434	607	—	167	323	490
TOTAL LIABILITIES	$—	$173	$434	$607	$—	$167	$323	$490
 _____________________________

(1)	Amortized cost approximated fair value at March 31, 2016 and December 31, 2015.
As of March 31, 2016, $605 million of AFS debt securities had stated maturities within one year and $11 million had stated maturities between 1 and 1.5 years. Gains and losses on the sale of investments are determined using the specific-identification method. For the three months ended March 31, 2016 and 2015, pretax realized gains and losses related to AFS and trading securities were less than $1 million, there was approximately $1 million in unrealized losses on AFS securities, and no other-than-temporary impairments of marketable securities were recognized in earnings or OCI. The table below presents the gross proceeds from sale of AFS securities for the periods indicated (in millions):

	Three Months Ended March 31,
	2016	2015
Gross proceeds from sale of AFS securities	$1,619	$1,086
The following tables present a reconciliation of net derivative assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015 (presented in millions and net by type of derivative). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended March 31, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(304)	$277	$3	$(24)
Total gains (losses) (realized and unrealized):
Included in earnings	3	47	—	50
Included in other comprehensive income — derivative activity	(99)	3	—	(96)
Included in other comprehensive income — foreign currency translation activity	(3)	(33)	—	(36)
Settlements	18	(1)	(3)	14
Transfers of assets (liabilities) into Level 3	(31)	—	—	(31)
Transfers of (assets) liabilities out of Level 3	—	(3)	—	(3)
Balance at the end of the period	$(416)	$290	$—	$(126)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$4	$45	$—	$49

Three Months Ended March 31, 2015	Interest Rate	Foreign Currency	Commodity	Cross Currency	Total
Balance at the beginning of the period	$(210)	$209	$6	$—	$5
Total gains (losses) (realized and unrealized):
Included in earnings	—	22	3	—	25
Included in other comprehensive income — derivative activity	(35)	—	—	—	(35)
Included in other comprehensive income — foreign currency translation activity	11	(6)	—	—	5
Settlements	6	(2)	(5)	—	(1)
Transfers of assets (liabilities) into Level 3	(74)	—	—	(33)	(107)
Balance at the end of the period	$(302)	$223	$4	$(33)	$(108)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$21	$3	$—	$24
The table below summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of March 31, 2016 ($ in millions):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Avg)
Interest rate	$(416)	Subsidiaries’ credit spreads	2.88% — 9.7% (5.65%)
Foreign currency:
Argentine Peso	304	Argentine Peso to USD currency exchange rate after one year	18.91 — 37.07 (27.78)
Other	(14)
Total	$(126)
Nonrecurring Measurements
When evaluating impairment of long-lived assets and equity method investments, the Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to its then-latest available carrying amount. The following table summarizes major categories of assets and liabilities measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Three Months Ended March 31, 2016	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
Buffalo Gap II	03/31/2016	$251	$—	$—	$92	$159

Three Months Ended March 31, 2015	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used:
Other	Various	$29	$—	$21	$—	$8
Equity method investments:
Solar Spain	02/09/2015	29	—	—	29	—
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	See Note 13—Asset Impairment Expense for further information.
The following table summarizes the significant unobservable inputs used in the Level 3 measurement on a nonrecurring basis during the three months ended March 31, 2016 ($ in millions):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Buffalo Gap II	$92	Discounted cash flow	Annual revenue growth	-17% to 21% (20%)
			Annual pretax operating margin	-166% to 48% (18%)
			Weighted-average cost of capital	9%
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The next table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, but for which fair value is disclosed:

		March 31, 2016					December 31, 2015
		Carrying Amount	Fair Value				Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent(1)	$258	$337	$—	$—	$337	$270	$342	$—	$20	$322
Liabilities:	Non-recourse debt	15,633	16,064	—	13,654	2,410	15,461	15,939	—	13,672	2,267
	Recourse debt	4,924	4,998	—	4,998	—	4,966	4,696	—	4,696	—
_____________________________

(1)
These amounts principally relate to amounts due from CAMMESA, and are included in Noncurrent assets—Other in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $24 million and $27 million as of March 31, 2016 and December 31, 2015, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There are no changes to the information disclosed in Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2015 Form 10-K.
Volume of Activity — The following table presents the Company’s outstanding notional (in millions) under its types of derivatives as of March 31, 2016 with significant notionals, regardless of whether they are in qualifying cash flow hedging relationships, and the date through which the maturities for each type of derivative range:

Derivatives	Current Notional Translated to USD	Latest Maturity
Interest Rate (LIBOR and EURIBOR)	$3,201	2033
Cross-Currency Swaps (Chilean Unidad de Fomento)	169	2028
Foreign Currency:
Argentine Peso	162	2026
Chilean Unidad de Fomento	304	2019
Others, primarily with weighted average remaining maturities of a year or less	687	2017
Accounting and Reporting — Assets and Liabilities — The following tables present amounts about assets and liabilities related to the Company’s derivative instruments as of March 31, 2016 and December 31, 2015 (in millions):

Fair Value	March 31, 2016			December 31, 2015
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Foreign currency derivatives	$14	$327	$341	$8	$319	$327
Commodity derivatives	37	34	71	30	18	48
Total assets	$51	$361	$412	$38	$337	$375
Liabilities
Interest rate derivatives	$464	$—	$464	$358	$—	$358
Cross-currency derivatives	33	—	33	43	—	43
Foreign currency derivatives	35	25	60	35	21	56
Commodity derivatives	11	39	50	12	21	33
Total liabilities	$543	$64	$607	$448	$42	$490

	March 31, 2016		December 31, 2015
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$92	$145	$86	$144
Noncurrent	320	462	289	346
Total	$412	$607	$375	$490

Credit Risk-Related Contingent Features			March 31, 2016	December 31, 2015
Present value of liabilities subject to collateralization based on credit rating of certain subsidiaries			$68	$58
Cash collateral held by third parties or in an escrow account as a result of the credit rating			$40	$38

Earnings and Other Comprehensive (Loss) Income — The next table presents (in millions) the pretax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Effective portion of cash flow hedges:
Gain (Losses) recognized in AOCL
Interest rate derivatives	$(130)	$(98)
Cross-currency derivatives	8	—
Foreign currency derivatives	—	2
Commodity derivatives	37	7
Total	$(85)	$(89)
Gain (Losses) reclassified from AOCL into earnings
Interest rate derivatives	$(29)	$(24)
Cross-currency derivatives	9	(1)
Foreign currency derivatives	2	6
Commodity derivatives	22	5
Total	$4	$(14)
Gain (Losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$2	$(2)
Not designated as hedging instruments:
Foreign currency derivatives	$40	$32
Other	(9)	(8)
Total	$31	$24

		Twelve Months Ended March 31, 2017
AOCL expected to increase (decrease) pre-tax income from continuing operations (primarily interest rate derivatives)		$(104)

5. FINANCING RECEIVABLES
Financing receivables are defined as receivables that have contractual maturities of greater than one year. The Company primarily has financing receivables pursuant to amended agreements or government resolutions that are due from certain governmental bodies in Argentina. Presented below are financing receivables by country as of the periods indicated (in millions):

	March 31, 2016	December 31, 2015
Argentina	$219	$237
United States	21	20
Brazil	42	39
Total long-term financing receivables	$282	$296
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
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Three Months Ended March 31,
50%-or-less-Owned Affiliates	2016	2015
Revenue	$134	$184
Operating margin	35	56
Net income	15	36
7. DEBT
Recourse Debt
During the first quarter of 2016, the Parent Company redeemed $125 million of its senior unsecured notes outstanding. The repayment included a portion of the 7.375% senior notes due in 2021, the 4.875% senior notes due in 2023, the 5.5% senior notes due in 2024, the 5.5% senior notes due in 2025 and the floating rate senior notes due in 2019.
As a result of these transactions, the Company recognized a net gain on extinguishment of debt of $7 million that is included in the Condensed Consolidated Statement of Operations.
In March 2015, the Company redeemed in full the $151 million balance of its 7.75% senior unsecured notes due October 2015 and the $164 million balance of its 9.75% senior unsecured notes due April 2016. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $23 million for the three months ended March 31, 2015 that is included in the Condensed Consolidated Statement of Operations.
Non-Recourse Debt
During the three months ended March 31, 2016, the Company’s subsidiaries engaged in the following significant debt transactions:

Subsidiary	Issuances	Repayments	Gain (Loss) on Extinguishment of Debt
IPALCO	$148	$83	$—
Other	161	259	(2)
	$309	$342	$(2)
Non-recourse Debt in default — The following table summarizes the Company’s subsidiary non-recourse debt in default as of March 31, 2016 (in millions). Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
Maritza (Bulgaria) (1)	Covenant	$551	$719
Kavarna (Bulgaria)	Covenant	138	83
Sogrinsk (Kazakhstan)	Covenant	6	8
		$695
_____________________________
(1) See Note 18—Subsequent Events for updates after March 31, 2016 impacting Maritza’s debt in default.
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
In the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the Parent Company’s corporate debt agreements, there could be a cross-default to the Company’s recourse debt. Materiality is defined in the Parent’s senior secured credit facility as having provided 20% or more of the total cash distributions from businesses to the Parent Company for the four most recently completed fiscal quarters. As of March 31, 2016, none of the defaults listed above individually or in the aggregate result in or are at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment and bankruptcy defaults would preclude the making of any restricted payments.
8. COMMITMENTS AND CONTINGENCIES
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
Presented below are the Parent Company’s current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The table below summarizes the Parent Company’s contingent contractual obligations as of March 31, 2016 ($ in millions).

Contingent Contractual Obligations	Amount	No. of Agreements	Maximum Exposure Range for Each Agreement
Guarantees and commitments	$355	13	<$1 — 53
Asset sale related indemnities (1)	27	1	$27
Cash collateralized letters of credit	31	3	$3 — 15
Letters of credit under the senior secured credit facility	62	9	<$1 — 29
Total	$475	26
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the three months ended March 31, 2016, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of March 31, 2016 and December 31, 2015, the Company had recognized liabilities of $10 million for both periods, relating to projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation with current legislation or costs for new legislation introduced could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of March 31, 2016. In aggregate, the Company estimates the potential losses related to environmental matters, where estimable, to be up to $1 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recognized aggregate liabilities for all claims of approximately $234 million and $189 million as of March 31, 2016 and December 31, 2015, respectively. The increase in the current period is primarily related to the resolution of a dispute involving certain AES companies, for which the Company expects to be indemnified. Recognized aggregate liabilities for these claims are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to labor and employment, non-income tax and customer disputes in international jurisdictions, principally Brazil where there are a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The AES subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
The Company believes, based upon information it currently possesses and taking into account established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of March 31, 2016. The material contingencies where a loss is reasonably possible primarily include (1) claims under financing agreements; (2) disputes with offtakers, suppliers and EPC contractors; (3) alleged violation of monopoly laws and regulations; (4) income tax and non-income tax matters with tax authorities; and (5) regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies is between $1.3 billion and $1.6 billion. Certain claims are in settlement negotiations. These claims considered reasonably possible do not include the amounts accrued, as discussed in the preceding paragraph, nor do they include income tax-related contingencies which are considered part of our uncertain tax positions.
Regulatory — During the fourth quarter of 2013, the Company recognized a regulatory liability of $269 million for a contingency related to an administrative ruling which required Eletropaulo to refund customers’ amounts related to the regulatory asset base. During the second half of 2014, Eletropaulo started refunding customers as part of the tariff. In January 2015, ANEEL updated the tariff to exclude any further customer refunds. On June 30, 2015, ANEEL included in the tariff reset the reimbursement to Eletropaulo of these amounts previously refunded to customers to begin in July 2015. During the second quarter of 2015, as a result of favorable events, management reassessed the contingency and determined that it no longer meets the recognition criteria under ASC 450 Contingencies. Management believes that it is now only reasonably possible that Eletropaulo will have to refund these amounts to customers. Accordingly, the Company reversed the remaining regulatory liability for this contingency of $161 million in the second quarter of 2015, which increased Regulated Revenue by $97 million and reduced Interest Expense by $64 million. Amounts related to this case are now included as part of our reasonably possible contingent range mentioned in the preceding paragraph.
9. PENSION PLANS
Total pension cost and employer contributions were as follows for the periods indicated (in millions):

	Three Months Ended March 31,
	2016		2015
	U.S.	Foreign	U.S.	Foreign
Service cost	$3	$3	$4	$4
Interest cost	10	81	12	102
Expected return on plan assets	(17)	(52)	(17)	(72)
Amortization of prior service cost	2	—	2	—
Amortization of net loss	5	4	5	8
Total pension cost	$3	$36	$6	$42

	Three Months Ended March 31, 2016		Remainder of 2016 (Expected)
	U.S.	Foreign	U.S.	Foreign
Total employer contributions	$21	$22	$—	$72

10. EQUITY
Changes in Equity — The table below is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, noncontrolling interests (“NCI”) and total equity as of the periods indicated (in millions):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	The Parent Stockholders’ Equity	NCI	Total Equity	The Parent Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$3,149	$3,022	$6,171	$4,272	$3,053	$7,325
Net income (loss)	126	(52)	74	142	112	254
Total foreign currency translation adjustment, net of income tax	100	28	128	(251)	(170)	(421)
Total change in derivative fair value, net of income tax	(25)	(40)	(65)	(26)	(34)	(60)
Total pension adjustments, net of income tax	1	2	3	1	4	5
Cumulative effect of a change in accounting principle	—	—	—	(5)	—	(5)
Disposition of businesses	—	(2)	(2)	—	—	—
Distributions to noncontrolling interests	(2)	(17)	(19)	—	(19)	(19)
Contributions from noncontrolling interests	—	28	28	—	67	67
Dividends declared on common stock	(71)	—	(71)	—	—	—
Purchase of treasury stock	(79)	—	(79)	(35)	—	(35)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	4	—	4	5	—	5
Sale of subsidiary shares to noncontrolling interests	—	17	17	(81)	—	(81)
Acquisition of subsidiary shares from noncontrolling interests	(2)	(3)	(5)	—	—	—
Balance at the end of the period	$3,201	$2,983	$6,184	$4,022	$3,013	$7,035
Equity Transactions with Noncontrolling Interests
IPALCO — In March 2016, La Caisse de depot et placement du Quebec (“CDPQ”) completed its investment commitment in IPALCO by investing $134 million in IPALCO Enterprises, Inc. (“IPALCO”). As a result of this transaction, IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%), and AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%).
As a cumulative result of CDPQ’s investment transactions, the Company recognized an increase of $463 million to additional paid-in capital and a reduction to retained earnings of $463 million for the excess of the fair value of the shares over their book value. Additionally, $84 million in taxes and transaction costs were recognized as a net decrease to equity. Since the NCI is contingently redeemable, the total fair value of the consideration received of $594 million is classified in temporary equity as redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheet as of March 31, 2016. No gain or loss was recognized in net income as the sale is not considered to be a sale of in-substance real estate. Any subsequent adjustments to allocate earnings and dividends to CDPQ will be classified as NCI within permanent equity and adjustments to the amount in temporary equity will occur only if and when it is probable that the shares will become redeemable. As the Company maintained control after the sale, IPALCO continues to be accounted for as a consolidated subsidiary within the US SBU reportable segment.
Jordan — On February 18, 2016, the Company completed the sale of 40% of its interest in a wholly owned subsidiary in Jordan which owns a controlling interest in the Jordan IPP4 gas-fired plant, for $21 million. The transaction was accounted for as a sale of in-substance real estate and a pretax gain of $4 million, net of transaction costs, was recognized in net income. The cash proceeds from the sale is reflected in Proceeds from the sale of businesses, net of cash sold on the Consolidated Statement of Cash Flows for the period ended March 31, 2016. After completion of the sale, the Company owns a 36% net ownership interest in Jordan IPP4 and will continue to manage and operate the plant, with 40% owned by Mitsui Ltd. and 24% owned by Nebras Power Q.S.C. As the Company maintained control after the sale, Jordan IPP4 continues to be consolidated by the Company within the Europe SBU reportable segment.
Accumulated Other Comprehensive Loss — See below for the changes in AOCL by component, net of tax and NCI, for the three months ended March 31, 2016 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(3,256)	$(353)	$(274)	$(3,883)
Other comprehensive income (loss) before reclassifications	100	(25)	—	75
Amount reclassified to earnings	—	—	1	1
Other comprehensive income (loss)	100	(25)	1	76
Balance at the end of the period	$(3,156)	$(378)	$(273)	$(3,807)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Condensed Consolidated Statements of Operations:

Details About		Three Months Ended March 31,
AOCL Components	Affected Line Item in the Condensed Consolidated Statements of Operations	2016	2015
Unrealized derivative gains (losses), net
	Non-regulated revenue	$42	$5
	Non-regulated cost of sales	(21)	—
	Interest expense	(29)	(25)
	Foreign currency transaction gains (losses)	12	6
	Income from operations before taxes and equity in earnings of affiliates	4	(14)
	Income tax expense	(3)	2
	Net Income	1	(12)
	Less: (Income) from operations attributable to noncontrolling interests	(1)	3
	Net income attributable to The AES Corporation	$—	$(9)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(4)	$(8)
	Income from operations before taxes and equity in earnings of affiliates	(4)	(8)
	Income tax expense	1	3
	Net Income	(3)	(5)
	Less: (Income) from operations attributable to noncontrolling interests	2	4
	Net income attributable to The AES Corporation	$(1)	$(1)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(1)	$(10)
Common Stock Dividends — The Company paid dividends of $0.11 per outstanding share to its common stockholders during the first quarter of 2016 for dividends declared in December 2015.
On February 19, 2016, the Company declared dividends of $0.11 per outstanding common share payable on May 16, 2016 to the shareholders of record at the close of business on May 2, 2016.
Stock Repurchase Program — During the three months ended March 31, 2016, the Parent Company repurchased 8.7 million shares of its common stock at a total cost of $79 million under the existing stock repurchase program (the “Program”). The cumulative repurchases from the commencement of the Program in July 2010 through March 31, 2016 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of March 31, 2016, $264 million remained available for repurchase under the Program.
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

The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pretax income from continuing operations attributable to AES excluding (1)unrealized gains or losses related to derivative transactions, (2) unrealized foreign currency gains or losses, (3)gains or losses due to dispositions and acquisitions of business interests, (4) losses due to impairments, and (5)costs due to the early retirement of debt. The Company has concluded that Adjusted PTC best reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
Revenue and Adjusted PTC are presented before inter-segment eliminations, which includes the effect of intercompany transactions with other segments except for interest, charges for certain management fees, and the write-off of intercompany balances, as applicable. All intra-segment activity has been eliminated within the segment. Inter-segment activity has been eliminated within the total consolidated results.
The following tables present financial information by segment for the periods indicated (in millions):

	Total Revenue
Three Months Ended March 31,	2016	2015
US SBU	$855	$997
Andes SBU	622	612
Brazil SBU	1,040	1,330
MCAC SBU	519	598
Europe SBU	246	330
Asia SBU	194	119
Corporate and Other	1	4
Eliminations	$(6)	$(6)
Total Revenue	$3,471	$3,984

	Total Adjusted PTC
Three Months Ended March 31,	2016	2015
US SBU	$85	$106
Andes SBU	61	91
Brazil SBU	(9)	21
MCAC SBU	48	50
Europe SBU	69	85
Asia SBU	22	12
Corporate and Other	(104)	(113)
Total Adjusted PTC	$172	$252
Reconciliation to Income from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative gains	34	15
Unrealized foreign currency gains (losses)	8	(47)
Disposition/acquisition gains	19	5
Impairment losses	(50)	(6)
Loss on extinguishment of debt	(1)	(27)
Pretax contribution	182	192
Add: (Loss) Income from continuing operations before taxes attributable to noncontrolling interests	(16)	158
Less: Net equity in earnings of affiliates	6	15
Income from continuing operations before taxes and equity in earnings of affiliates	$160	$335

Total Assets	March 31, 2016	December 31, 2015
US SBU	$9,890	$9,800
Andes SBU	8,484	8,594
Brazil SBU	6,988	6,419
MCAC SBU	4,921	4,820
Europe SBU	3,140	3,101
Asia SBU	3,135	3,099
Assets of held-for-sale businesses	—	96
Corporate and Other	342	541
Total Assets	$36,900	$36,470
12. OTHER INCOME AND EXPENSE
Other income generally includes gains on asset sales and liability extinguishments, favorable judgments on contingencies, and other income from miscellaneous transactions. Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended March 31,
		2016	2015
Other Income	Allowance for funds used during construction (US utilities)	$7	$4
	Gain on sale of assets	2	5
	Other	4	6
	Total other income	$13	$15

Other Expense	Loss on sale and disposal of assets	$7	$15
	Legal settlement	1	3
	Other	—	2
	Total other expense	$8	$20
13. ASSET IMPAIRMENT EXPENSE

	Three Months Ended March 31,
(in millions)	2016	2015
Buffalo Gap II	$159	$—
Other	—	8
Total asset impairment expense	$159	$8
Buffalo Gap II — During the first quarter of 2016, the Company tested the recoverability of its long-lived assets at Buffalo Gap II. Impairment indicators were identified based on a decline in forward power curves. The Company determined that the carrying amount was not recoverable. The Buffalo Gap II asset group was determined to have a fair value of $92 million using the income approach. As a result, the Company recognized asset impairment expense of $159 million ($49 million attributable to AES). Buffalo Gap II is reported in the US SBU reportable segment.
14. INCOME TAXES
Chilean Tax Reform — In February 2016, the Chilean government enacted further reforms to its income tax laws that resulted in an increase to statutory income tax rates for most of our Chilean businesses from 25% to 25.5% in 2017 and to 27% for 2018 and future years. The impact of remeasuring deferred taxes to account for the enacted change in future applicable income tax rates was recognized as discrete income tax expense in the first quarter of 2016, resulting in an increase of $26 million to consolidated income tax expense.
15. DISPOSITIONS
DPLER — On January 1, 2016, the Company completed the sale of its interest in DPLER, a competitive retail marketer selling electricity to customers in Ohio. Upon completion, proceeds of $76 million were received and a gain on sale of $49 million was recognized. The sale of DPLER did not meet the criteria to be reported as a discontinued operation. Prior to its sale, DPLER was reported in the US SBU reportable segment.
Kelanitissa — On January 27, 2016, the Company completed the sale of its interest in Kelanitissa, a diesel-fired generation station in Sri Lanka. Upon completion, proceeds of $18 million were received and a loss on sale of $5 million was recognized. The sale of Kelanitissa did not meet the criteria to be reported as a discontinued operation. Prior to its sale, Kelanitissa was reported in the Asia SBU reportable segment.
16. ACQUISITIONS
Main Street Power — On February 18, 2015, the Company completed the acquisition of 100% of the common stock of Main Street Power Company, Inc. for approximately $25 million pursuant to the terms and condition of a definitive agreement dated January 24, 2015. The purchase consideration was composed of $20 million cash and the fair value of earn-out payments of $5 million. At December 31, 2015, the assets acquired (including $4 million cash) and liabilities assumed at the acquisition date were recorded at fair value based on the final purchase price allocation, which resulted in the recognition of $16 million of goodwill. Subsequent changes to the fair value of earn-out payments will be reflected in earnings. Since the date of acquisition, Main Street Power Company, Inc. has been renamed Distributed Energy, Inc.
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

(in millions except per share data)	2016			2015
	Income	Shares	$ per Share	Income	Shares	$ per Share
Three Months Ended March 31,
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$126	661	$0.19	$142	704	$0.20
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE	$126	663	$0.19	$142	706	$0.20
For the three months ended March 31, the calculation of diluted earnings per share excluded 8 million and 6 million outstanding stock awards for 2016 and 2015, respectively, that could potentially dilute basic earnings per share in the future. Additionally, for the three months ended March 31, 2016 and 2015, all 15 million shares of potential common stock associated with convertible debentures were omitted from the earnings per share calculation. These were not included because the impact would have been anti-dilutive.
18. SUBSEQUENT EVENTS
Bulgaria — In April 2016, Maritza received all overdue payments from NEK, totaling $291 million. In addition, all other conditions precedent were satisfied by NEK, which resulted in the extinguishment of $57 million of liabilities owed by Maritza to MMI, a Maritza fuel supplier. The remaining conditions precedent to cure Maritza’s debt covenant violation are administrative in nature and are generally within control of the Company; these conditions are expected to be satisfied in the second quarter of 2016, at which time we expect to reclassify $493 million of Maritza’s non-recourse debt from current to non-current. See Note 7—Debt for further information regarding non-recourse debt in default.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “AES,” “the Company,” “us,” or “we” refer to the consolidated entity and all of its subsidiaries and affiliates, collectively. The term “The AES Corporation”, “the Parent Company”, or “the Parent” refers only to the parent, publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2015 Form 10-K.
FORWARD-LOOKING INFORMATION
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A.—Risk Factors and Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.
Overview of Our Business — We are a diversified power generation and utility company organized into the following six market-oriented SBUs: US (United States); Andes (Chile, Colombia and Argentina); Brazil; MCAC (Mexico, Central America and the Caribbean); Europe (Europe and Middle East); and Asia (India, Philippines, Vietnam, and Sri Lanka). For additional information regarding our business, see Item 1.—Business of our 2015 Form 10-K.
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
Key Topics in Management’s Discussion and Analysis — Our discussion covers the following:

•	Overview of Q1 2016 Results and Strategic Performance

•	Review of Consolidated Results of Operations

•	Non-GAAP Measures and SBU Performance Analysis

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity
Overview of Q1 2016 Results and Strategic Performance
Management’s Strategic Priorities — Management is focused on the following priorities:

•
Leveraging our platforms — We are focusing our growth on platform expansions in markets where we already operate and have a competitive advantage to realize attractive risk-adjusted returns. We currently have 5,945 MW under construction. These projects represent $7.5 billion in total capital expenditures, with the majority of AES’ $1.3 billion in equity already funded. We expect the majority of these projects to come on-line through 2018. Beyond the projects we currently have under construction, we will continue to advance select projects from our development pipeline.

•
Reducing complexity — By exiting businesses and markets where we do not have a competitive advantage, we are simplifying our portfolio and reducing risk. During the first quarter of 2016, we announced or closed $249 million in equity proceeds from the sales or sell-downs of four businesses.

•
Performance excellence — We strive to be the low-cost manager of a portfolio of assets and to derive synergies and scale from our businesses. In late 2015, we launched a $150 million cost reduction and revenue enhancement initiative. This initiative will include overhead reductions, procurement efficiencies and operational improvements. We expect to achieve at least $50 million in savings in 2016, ramping up to a total of $150 million in 2018.

•
Expanding access to capital — We are building strategic partnerships at the project- and business-levels. Through these partnerships, we aim to optimize our risk-adjusted returns in our existing businesses and growth projects. By selling down portions of certain businesses, we can adjust our global exposure to commodity, fuel, country and other macroeconomic risks. Partial sell-downs of our assets can also serve to highlight or enhance the value of businesses in our portfolio.

•
Allocating capital in a disciplined manner — Our top priority is to maximize risk-adjusted returns to our shareholders, which we achieve by investing our discretionary cash and recycling the capital we receive from asset sales and strategic partnerships. In the first quarter of 2016, we generated substantial cash by executing on our strategy, which we allocated in line with our capital allocation framework:

◦	Used $116 million to prepay Parent debt;

◦	Returned $151 million to shareholders through share repurchases and quarterly dividends; and

◦	Invested $139 million in our subsidiaries.
Q1 2016 Strategic Performance
Earnings Per Share and Proportional Free Cash Flow Results in Q1 2016 (in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Diluted earnings per share from continuing operations	$0.19	$0.20	$(0.01)	-5%
Adjusted EPS (a non-GAAP measure) (1)	0.13	0.25	(0.12)	-48%
Net cash provided by operating activities	640	437	203	46%
Proportional free cash flow (a non-GAAP measure) (1)	253	265	(12)	-5%
_____________________________

(1)	See reconciliation and definition under Non-GAAP Measures.
Three Months Ended March 31, 2016
Diluted earnings per share from continuing operations decreased $0.01, or 5%, to $0.19, primarily due to lower operating margin; partially offset by unrealized foreign currency transaction gains, gains on extinguishment of debt, unrealized derivative gains, gain on sale of our interest in DPLER, and higher interest income.
Adjusted EPS, a non-GAAP measure, decreased $0.12, or 48%, to $0.13, primarily driven by a higher effective tax rate, and lower operating margin at Tietê, DPL and Eletropaulo; partially offset by lower share count, gain on contract termination at DP&L, and Mong Duong Unit 2 commencing operations in April 2015.
Net cash provided by operating activities increased by $203 million, or 46% to $640 million, primarily driven by an increase in collections at our Brazil utilities and a full quarter’s impact from the commencement of operations at Mong Duong. These favorable impacts were offset by lower operating margin and a decline in collections in the Dominican Republic and Puerto Rico.
Proportional free cash flow decreased by $12 million, or 5% to $253 million, primarily due to lower operating margin, a decline in collections in the Dominican Republic and Puerto Rico, and an increase in fuel supplier payments at Maritza. These impacts were partially offset by an increase in collections at our Brazil utilities and a full quarter’s impact from the commencement of operations at Mong Duong.
Safe Operations — Safety is our first value and a top priority. We consistently analyze and evaluate our safety performance in order to capture lessons learned and strengthen mitigation plans that improve our safety performance.

Review of Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions, except per share amounts)	2016	2015	$ Change	% Change
Revenue:
US SBU	$855	$997	$(142)	-14%
Andes SBU	622	612	10	2%
Brazil SBU	1,040	1,330	(290)	-22%
MCAC SBU	519	598	(79)	-13%
Europe SBU	246	330	(84)	-25%
Asia SBU	194	119	75	63%
Corporate and Other	1	4	(3)	-75%
Intersegment eliminations	(6)	(6)	—	—%
Total Revenue	3,471	3,984	(513)	-13%
Operating Margin:
US SBU	114	173	(59)	-34%
Andes SBU	123	131	(8)	-6%
Brazil SBU	39	177	(138)	-78%
MCAC SBU	96	103	(7)	-7%
Europe SBU	83	103	(20)	-19%
Asia SBU	37	24	13	54%
Corporate and Other	8	12	(4)	-33%
Intersegment eliminations	4	(2)	6	300%
Total Operating Margin	504	721	(217)	-30%
General and administrative expenses	(48)	(55)	7	-13%
Interest expense	(364)	(363)	(1)	NM
Interest income	130	90	40	44%
Gain (loss) on extinguishment of debt	4	(23)	27	117%
Other expense	(8)	(20)	12	-60%
Other income	13	15	(2)	-13%
Gain on sale of businesses	47	1	46	NM
Asset impairment expense	(159)	(8)	(151)	NM
Foreign currency transaction gains (losses)	43	(23)	66	287%
Other non-operating expense	(2)	—	(2)	100%
Income tax expense	(92)	(96)	4	-4%
Net equity in earnings of affiliates	6	15	(9)	-60%
NET INCOME	74	254	(180)	-71%
Less: Net loss (income) attributable to noncontrolling interests	52	(112)	164	-146%
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION	$126	$142	$(16)	-11%
Net cash provided by operating activities	$640	$437	$203	46%
DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$—	$0.11	100%
NM - Not Meaningful
Components of Revenue, Cost of Sales, Operating Margin, and Operating Cash Flow — Revenue includes revenue earned from the sale of energy from our utilities and the production of energy from our generation plants, which are classified as regulated and non-regulated, respectively, on the Condensed Consolidated Statements of Operations. Revenue also includes the gains or losses on derivatives associated with the sale of electricity.
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
Consolidated Revenue and Operating Margin — Executive Summary
Three months ended March 31, 2016:
Consolidated Revenue — Revenue decreased $513 million, or 13%, to $3.5 billion in the three months ended

March 31, 2016, compared with $4.0 billion in the three months ended March 31, 2015. This decrease was driven primarily by unfavorable FX impacts of $468 million, primarily in Brazil of $378 million. Additionally, revenues were impacted in Brazil due to Uruguiana operating in the first quarter of 2015 but not in 2016 (primarily pass-through), and lower volumes and rates at Tietê. Revenues also declined due to the sale of DPLER in January 2016. These decreases were partially offset by the impact of full operations at Mong Duong being online throughout the first quarter of 2016, compared to only Unit 1 of Mong Duong coming online in March of 2015.
Consolidated Operating Margin — Operating margin decreased $217 million, or 30%, to $504 million in the three months ended March 31, 2016, compared with $721 million in the three months ended March 31, 2015. This decrease was driven primarily by lower contract and spot prices at Tietê in Brazil; the impact of lower wholesale prices and completion of DP&L’s required transition to market; and unfavorable FX impacts of $41 million, primarily in Kazakhstan ($12 million), Brazil ($10 million), and Argentina ($9 million).
See Item 2.—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $7 million, or 13%, to $48 million for the three months ended March 31, 2016, primarily due to decreased employee-related costs and business development costs.
Interest expense
Interest expense increased $1 million, or 0%, to $364 million for the three months ended March 31, 2016. The increase was primarily due to an increase at Mong Duong as a result of the plant being fully operational during the first quarter of 2016 which resulted in lower capitalized interest. This increase was partially offset by lower expense at the Parent Company and DPL due to a reduction in debt principal, and lower expense at IPALCO due to increased capitalized interest and lower rates.
Interest income
Interest income increased $40 million, or 44%, to $130 million for the three months ended March 31, 2016. The increase was primarily due to $26 million of income recognized on the financing element of the service concession arrangement at Mong Duong, which was fully operational for the first quarter of 2016, whereas only one unit was operational in March 2015; as well as an increase of $14 million at Eletropaulo as a result of an increase in regulatory assets and higher interest rates.
Gain (loss) on extinguishment of debt
Gain (loss) on extinguishment of debt was $4 million for the three months ended March 31, 2016, and $(23) million for the three months ended March 31, 2015, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income was $13 million for the three months ended March 31, 2016, and $15 million for the three months ended March 31, 2015. See Note 12—Other Income and Expense in Item 1.—Financial Statements of this Form 10-Q for further information.
Other expense was $8 million for the three months ended March 31, 2016, and $20 million for the three months ended March 31, 2015. See Note 12—Other Income and Expense in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on sale of businesses
Gain on sale of businesses was $47 million for the three months ended March 31, 2016, and $1 million for the three months ended March 31, 2015. See Note 10—Equity and Note 15—Dispositions in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $159 million ($49 million attributable to AES) for the three months ended March 31, 2016, and $8 million for the three months ended March 31, 2015. See Note 13—Asset Impairment Expense in Item 1.—Financial Statements of this Form 10-Q for further information.

Foreign currency transaction gains (losses) — Activity was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Argentina	$30	$15
Parent Company	8	(33)
Other	5	(5)
Total (1)	$43	$(23)
___________________________________________

(1)	Includes $45 million and $36 million of gains on foreign currency derivative contracts for the three months ended March 31, 2016 and 2015, respectively.
The Company recognized net foreign currency transaction gains of $43 million for the three months ended March 31, 2016, primarily due to:

•	a gain of $30 million in Argentina, which was primarily related to the favorable impact of foreign currency derivatives associated with government receivables at AES Argentina.
The Company recognized foreign currency transaction losses of $23 million for the three months ended March 31, 2015, primarily due to:

•	a loss of $33 million at The Parent Company, which was primarily due to remeasurement losses on intercompany notes receivable, partially offset by gains on foreign currency options; and

•	a gain of $15 million in Argentina, which was primarily related to the favorable impact of foreign currency derivatives associated with government receivables at AES Argentina.
Income tax expense
Income tax expense decreased $4 million, or 4%, to $92 million for the three months ended March 31, 2016 compared to $96 million for the three months ended March 31, 2015. The Company’s effective tax rates were 58% and 29% for the three months ended March 31, 2016 and 2015, respectively.
The net increase in the effective tax rate for the three months ended March 31, 2016, compared to the same period in 2015 was principally due to the unfavorable impact of Chilean income tax law reform enacted this quarter and the asset impairment recorded this quarter at Buffalo Gap II. See Note 13—Asset Impairment Expense in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Buffalo Gap II asset impairment.
Our effective tax rate reflects the tax effect of significant operations outside the U.S. which are generally taxed at lower rates than the U.S. statutory rate of 35%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings of affiliates
Net equity in earnings of affiliates decreased $9 million, or 60%, to $6 million for the three months ended March 31, 2016. The decrease was primarily due to lower earnings at Guacolda.
Net loss (income) attributable to noncontrolling interests
Net loss (income) attributable to NCI decreased $164 million to $52 million for the three months ended March 31, 2016 due to Buffalo Gap II impairment, lower earnings at Tietê and Eletropaulo, partially offset by an increase at Mong Duong, which was fully operational for the first quarter of 2016, whereas only one unit was operational in March 2015.
Discontinued operations
There were no discontinued operations for the three months ended March 31, 2016 or 2015.
Net income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $16 million to $126 million in the three months ended March 31, 2016 compared to $142 million in the three months ended March 31, 2015. Key drivers of the decrease are:

•	lower operating margins at Tietê, DPL and Eletropaulo;
These decreases were partially offset by:

•	unrealized foreign currency transaction gains,

•	gains on extinguishment of debt,

•	unrealized derivative gains,

•	gain on sale of our interest in DPLER,

•	and higher interest income.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, Adjusted EPS, and Proportional Free Cash Flow are non-GAAP supplemental measures that are used by management and external users of our consolidated financial statements such as investors, industry analysts and lenders. The Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow by SBU for the three months ended March 31, 2016 are shown below. The percentages represent the contribution by each SBU to the gross metric, excluding Corporate.
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
We define Adjusted Operating Margin as Operating Margin, adjusted for the impact of NCI, excluding unrealized gains or losses related to derivative transactions.
The GAAP measure most comparable to Adjusted Operating Margin is Operating Margin. We believe that Adjusted Operating Margin better reflects the underlying business performance of the Company. Factors in this determination include the impact of NCI, where AES consolidates the results of a subsidiary that is not wholly owned by the Company, as well as the variability due to unrealized derivatives gains or losses. Adjusted Operating Margin should not be construed as an alternative to Operating Margin, which is determined in accordance with GAAP.

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
Adjusted PTC reflects the impact of NCI and excludes the items specified in the definition above. In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted PTC includes the other components of our income statement, such as general and administrative expense in the corporate segment, as well as business development costs; interest expense and interest income; other expense and other income; realized foreign currency transaction gains and losses; and net equity in earnings of affiliates.
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
Proportional Free Cash Flow

Refer to Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Proportional Free Cash Flow (a non-GAAP measure) for the discussion and reconciliation of Proportional Free Cash Flow to its nearest GAAP measure.
Reconciliations of Non-GAAP Measures

Adjusted Operating Margin (in millions)	Three Months Ended March 31,
	2016	2015
US SBU	$104	$175
Andes SBU	88	99
Brazil SBU	5	40
MCAC SBU	75	78
Europe SBU	76	97
Asia SBU	18	11
Corp/Other	9	12
Intersegment Eliminations	4	(2)
Total Adjusted Operating Margin	379	510
Noncontrolling Interests Adjustment	132	215
Derivatives Adjustment	(7)	(4)
Operating Margin	$504	$721

Adjusted PTC (1) (in millions)	Three Months Ended March 31,
Three Months Ended March 31,	2016	2015
US SBU	$85	$106
Andes SBU	61	91
Brazil SBU	(9)	21
MCAC SBU	48	50
Europe SBU	69	85
Asia SBU	22	12
Corporate and Other	(104)	(113)
Total Adjusted PTC	$172	$252
Reconciliation to Income from continuing operations, net of tax, attributable to The AES Corporation:
Non-GAAP Adjustments:
Unrealized derivative gains	34	15
Unrealized foreign currency gains (losses)	8	(47)
Disposition/acquisition gains	19	5
Impairment losses	(50)	(6)
Loss on extinguishment of debt	(1)	(27)
Pretax contribution	182	192
Income tax expense attributable to The AES Corporation	(56)	(50)
Income from continuing operations, net of tax, attributable to The AES Corporation	$126	$142
_____________________________

(1)
Adjusted PTC for each segment includes the effect of intercompany transactions with other segments, except for interest, charges for certain management fees, and the write-off of intercompany balances.

Adjusted EPS	Three Months Ended March 31,
	2016		2015
Diluted earnings per share from continuing operations	$0.19		$0.20
Unrealized derivative (gains) (1)	(0.03)		(0.01)
Unrealized foreign currency transaction (gains) losses (2)	(0.01)		0.03
Disposition/acquisition (gains)	(0.02)	(3)	(0.01)
Impairment losses	—	(4)	0.01
Loss on extinguishment of debt	—		0.03	(5)
Adjusted EPS	$0.13		$0.25
_____________________________

(1)	Unrealized derivative (gains) losses were net of income tax per share of $(0.02) and $(0.01) in the three months ended March 31, 2016 and 2015, respectively.

(2)	Unrealized foreign currency transaction (gains) losses were net of income tax per share of $(0.01) and $0.03 in the three months ended March 31, 2016 and 2015, respectively.

(3)	Amount primarily relates to the gain from the sale of DPLER of $22 million ($12 million, or $0.02 per share, net of income tax expense per share of $0.01).

(4)
Amount primarily relates to the asset impairment at Buffalo Gap II of $159 million, of which $49 million is attributable to AES; offset by a tax benefit of $51 million (net impact of $2 million, or $0.00 per share).

(5)	Amount primarily relates to the loss on early retirement of debt at the Parent Company of $26 million ($18 million, or $0.03 per share, net of income tax per share of $0.01).

US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow ($ in millions) for our US SBU for the periods indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating Margin	$114	$173	$(59)	-34%
Noncontrolling Interests Adjustment	(14)	(2)
Derivatives Adjustment	4	4
Adjusted Operating Margin	$104	$175	$(71)	-41%
Adjusted PTC	$85	$106	$(21)	-20%
Proportional Free Cash Flow	$133	$155	$(22)	-14%
Operating Margin for the three months ended March 31, 2016 decreased by $59 million, or 34%, which was driven primarily by the following (in millions):

DPL
Impact of lower wholesale prices and completion of DP&L’s required transition to a competitive-bid market, as well as unfavorable weather and lower generation driven by plant outages in 2016	$(65)
Increase in RTO capacity and other margin, as these costs have decreased due to no longer serving DP&L retail load	29
Other	(6)
Total DPL Decrease	(42)
IPL
Lower retail margin driven by unfavorable weather	(6)
Lower wholesale margin due to lower market prices of electricity and outages	(1)
Total IPL Decrease	(7)
US Generation
Impact from sale of Armenia Mountain in July 2015	(6)
Laurel Mountain, primarily due to a decline in the PJM energy and regulation prices	(5)
Other	1
Total US Generation Decrease	(10)
Total US SBU Operating Margin Decrease	$(59)
Adjusted Operating Margin decreased by $71 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. AES owns 100% of its businesses in the U.S. with the exception of IPL, which is wholly owned by its indirect subsidiary IPALCO. As of March 31, 2016, IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%), and AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%).
Adjusted PTC decreased by $21 million, driven by the $71 million decrease in Adjusted Operating Margin described above, partially offset by a gain on contract termination at DP&L and lower interest expense at IPL in part due to the sell-down impacts as discussed above.
Proportional Free Cash Flow decreased by $22 million driven by $71 million decrease in Adjusted Operating Margin as described above and $16 million for timing of accounts payable payments at IPL; offset favorably by $33 million in increased collections at DPL, $21 million for timing of fuel purchases at our US utilities and $13 million of lower pension contributions at IPL.
ANDES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted Proportional Free Cash Flow ($ in millions) for our Andes SBU for the periods indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating Margin	$123	$131	$(8)	-6%
Noncontrolling Interests Adjustment	(35)	(32)
Adjusted Operating Margin	$88	$99	$(11)	-11%
Adjusted PTC	$61	$91	$(30)	-33%
Proportional Free Cash Flow	$4	$17	$(13)	-76%

Including unfavorable FX and remeasurement impacts of $16 million, operating margin for the three months ended March 31, 2016 decreased by $8 million, or 6%, which was driven primarily by the following (in millions):

Chivor
Lower contract and ancillary services sales, mainly related to lower generation as a result of lower dam level at the start of 2016	$(11)
Unfavorable FX impact	(7)
Total Chivor Decrease	(18)
Gener
Lower spot prices on energy and coal purchases	14
Lower fixed costs, mainly associated to lower maintenance expenses and lower salaries	8
Termination of Nueva Renca tolling agreement from 2015, offset by higher spot sales	(7)
Other	(3)
Total Gener Increase	12
Argentina
Higher fixed costs, mainly driven by higher inflation and timing of major maintenance	(20)
Unfavorable FX impact	(9)
Higher rates driven by annual price review and additional charges introduced by Resolution 482	28
Other	(1)
Total Argentina Decrease	(2)
Total Andes SBU Operating Margin Decrease	$(8)
Adjusted Operating Margin decreased by $11 million due to the drivers above, adjusted for the impact of NCI. AES owned 71% of Gener and Chivor as of March 31, 2015 and 67% as of December 2015, and 100% of AES Argentina.
Adjusted PTC decreased by $30 million, due to the decrease of $11 million in Adjusted Operating Margin described above, as well as lower equity earnings in Guacolda, higher realized FX losses, and higher interest expenses and lower interest income mainly associated with a one-time interest recognition on long-term financing receivables in Argentina.
Proportional Free Cash Flow decreased by $13 million, which includes the $11 million decrease in Adjusted Operating Margin as described above, as well as $25 million of higher tax payments mainly associated with withholding taxes paid on Chilean distributions. These impacts were partially offset by $23 million favorable variance at Chivor mainly related to higher collections from previous periods, and $9 million lower environmental capital expenditures at Gener associated with emissions reduction investments at the Tocopilla and Ventanas plants.
BRAZIL SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow ($ in millions) for our Brazil SBU for the periods indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating Margin	$39	$177	$(138)	-78%
Noncontrolling Interests Adjustment	(34)	(137)
Adjusted Operating Margin	$5	$40	$(35)	-88%
Adjusted PTC	$(9)	$21	$(30)	-143%
Proportional Free Cash Flow	$34	$(47)	$81	172%

Including unfavorable FX impacts of $10 million, operating margin for the three months ended March 31, 2016 decreased by $138 million, or 78%, which was driven primarily by the following (in millions):

Sul
Lower demand due to economic decline and higher technical and non-technical losses	$(19)
Higher tariffs	16
Other	(2)
Total Sul Decrease	(5)
Eletropaulo
Higher fixed costs driven by penalties and higher bad debt expense	(42)
Negative impact of spot market due to over-contracted position	(15)
Lower demand due to economic decline	(13)
Higher tariffs	31
Other	2
Total Eletropaulo Decrease	(37)
Tietê
Lower rates as energy sold under new contracts at lower prices	(53)
Unfavorable FX impacts	(15)
Lower volume of energy sold	(13)
Lower spot prices/volume	(5)
Other	(4)
Total Tietê Decrease	(90)
Other Business Drivers	(6)
Total Brazil SBU Operating Margin Decrease	$(138)
Adjusted Operating Margin decreased by $35 million, primarily due to the drivers discussed above, adjusted for the impact of NCI. AES owns 16% of Eletropaulo, 46% of Uruguaiana, 100% of Sul and 24% of Tietê.
Adjusted PTC decreased by $30 million due to the decrease of $35 million in Adjusted Operating Margin as described above, as well as higher interest expense driven by higher debt and interest rates in 2016 at Eletropaulo and Sul. These results were partially offset by favorable interest income recognized on receivables at Eletropaulo and Sul.
Proportional Free Cash Flow increased by $81 million driven by favorable timing of $198 million in collections on regulatory assets at Eletropaulo and Sul, as well as the timing of $32 million in energy purchases at Tietê. These favorable impacts were offset by the $35 million decrease in Adjusted Operating Margin as described above, as well as the unfavorable timing of $93 million in payments for energy purchases and regulatory liabilities at Sul, and $43 million of higher payments on regulatory charges at Eletropaulo.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow ($ in millions) for our MCAC SBU for the periods indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating Margin	$96	$103	$(7)	-7%
Noncontrolling Interests Adjustment	(22)	(23)
Derivatives Adjustment	1	(2)
Adjusted Operating Margin	$75	$78	$(3)	-4%
Adjusted PTC	$48	$50	$(2)	-4%
Proportional Free Cash Flow	$13	$114	$(101)	-89%
Operating margin for the three months ended March 31, 2016 decreased by $7 million, or 7%, which was driven primarily by the following (in millions):

Dominican Republic
Lower fuel costs due to timing of cargoes	$13
Higher availability and lower related fixed costs	6
Lower gas sales to third parties due to lower demand	(4)
Other	(1)
Total Dominican Republic Increase	14
Mexico
Lower availability and related costs	(8)
Asset Retirement Obligation recognized in the first quarter of 2016	(4)
Other	(3)
Total Mexico Decrease	(15)
Other Business Drivers	(6)
Total MCAC SBU Operating Margin Decrease	$(7)

Adjusted Operating Margin decreased by $3 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives. AES owns 90% of Changuinola and 49% of its other generation facilities in Panama, 90% of Andres and Los Mina (92% in 2015) and 45% of Itabo (46% in 2015) in the Dominican Republic, 99% of TEG/TEP and 55% of Merida in Mexico, and a weighted average of 77% of its businesses in El Salvador.
Adjusted PTC decreased by $2 million, driven by the decrease of $3 million in Adjusted Operating Margin as described above.
Proportional Free Cash Flow decreased by $101 million, primarily due to the $3 million decrease in Adjusted Operating Margin described above; $26 million from unfavorable timing of collections and $25 million of higher tax payments in the Dominican Republic; and $25 million of lower collections in Puerto Rico.
EUROPE SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow ($ in millions) for our Europe SBU for the periods indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating Margin	$83	$103	$(20)	-19%
Noncontrolling Interests Adjustment	(8)	(8)
Derivatives Adjustment	1	2
Adjusted Operating Margin	$76	$97	$(21)	-22%
Adjusted PTC	$69	$85	$(16)	-19%
Proportional Free Cash Flow	$76	$139	$(63)	-45%
Including unfavorable FX impacts of $14 million, operating margin for the three months ended March 31, 2016 decreased by $20 million, or 19%, which was driven primarily by the following (in millions):

Kazakhstan
FX impact	$(12)
Other	3
Total Kazakhstan Decrease	(9)
Kilroot
Lower coal/gas spread and lower dispatch	(7)
Reduction in capacity income due to regulatory change and FX rates	(3)
Lower depreciation due to impairment in prior year	5
Total Kilroot Decrease	(5)
Other Business Drivers	(6)
Total Europe SBU Operating Margin Decrease	$(20)
Adjusted Operating Margin decreased by $21 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. AES owns 89% of Kavarna in Bulgaria, and 37% and 36% respectively, of the Amman East and IPP4 projects in Jordan.
Adjusted PTC decreased by $16 million as a result of the decrease of $21 million in Adjusted Operating Margin described above, partially offset by lower interest expense in Bulgaria due to less debt.
Proportional Free Cash Flow decreased by $63 million, driven by the $21 million decrease in Adjusted Operating Margin as described above, $21 million for higher payments to fuel suppliers at Maritza, $16 million from the timing of collections received at Ballylumford in the prior year, and $7 million of non-recurring cash taxes paid at Kilroot; partially offset by $15 million of higher collections in Bulgaria.
ASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow ($ in millions) for our Asia SBU for the periods indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating Margin	$37	$24	$13	54%
Noncontrolling Interests Adjustment	(19)	(13)
Adjusted Operating Margin	$18	$11	$7	64%
Adjusted PTC	$22	$12	$10	83%
Proportional Free Cash Flow	$43	$4	$39	975%

Operating margin for the three months ended March 31, 2016 increased by $13 million, or 54%, which was driven primarily by the following (in millions):

Mong Duong
Impact of full operations being online throughout the first quarter of 2016, compared to only Unit 1 coming online March 4, 2015	$11
Total Mong Duong Increase	11
Other business drivers	2
Total Asia SBU Operating Margin Increase	$13
Adjusted Operating Margin increased by $7 million due to the drivers above adjusted for the impact of NCI. AES owns 51% of Masinloc, 90% of Kelanitissa (prior to sale in January 2016) and 51% of Mong Duong.
Adjusted PTC increased by $10 million, primarily due to the increase of $7 million in Adjusted Operating Margin described above, and a net impact of $4 million at Mong Duong due to a component of service concession revenue recognized as interest income, net of higher interest expense as interest is no longer capitalized.
Proportional Free Cash Flow increased by $39 million, which was primarily driven by the increase of $7 million in Adjusted Operating Margin and $18 million from the prior year buildup of working capital requirements in preparation for commencement of plant operations.
Key Trends and Uncertainties
During the remainder of 2016 and beyond, we expect to face the following challenges at certain of our businesses. Management expects that improved operating performance at certain businesses, growth from new businesses and global cost reduction initiatives may lessen or offset their impact. If these favorable effects do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if volatile foreign currencies and commodities move more unfavorably, then these adverse factors, a combination of factors, (or other adverse factors unknown to us) may have a material impact on our operating margin, net income attributable to The AES Corporation and cash flows. We continue to monitor our operations and address challenges as they arise.
Operational
Sensitivity to Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. Since 2013, dry hydrological conditions in Panama, Brazil, Colombia and Chile have presented challenges for our businesses in these markets. While these dry conditions are expected to continue to abate over the course of 2016, there still remains a risk that low rainfall and water inflows could reduce reservoir levels, generation output, and increase prices for electricity. Alternatively, wet conditions could also have an adverse impact by depressing spot prices for excess energy sales for generation businesses. For distribution businesses, wet conditions could result in lowered demand as well as floods and other damage which could disrupt service and require emergency repairs. Future hydrology conditions are always uncertain, but currently the Company does not expect a material impact due to hydrology in 2016.
Macroeconomic and Political
During the past few years, economic conditions in some countries where our subsidiaries conduct business have deteriorated. Global economic conditions remain volatile and could have an adverse impact on our businesses in the event these recent trends continue.
Brazil — In Brazil, economic conditions remain unfavorable, as indicated by such factors as higher interest rates and inflation, increasing unemployment, and a negative GDP growth rate for 2015, which is expected to continue for the remainder of 2016 and recover only to a flat growth rate in 2017. As a consequence, our distribution businesses have experienced a decline in demand. If these economic conditions persist or worsen, there could be a material impact on our businesses and AES’ results of operations, particularly in our distribution businesses in Brazil, AES Sul and AES Eletropaulo. In addition, the political landscape in Brazil remains uncertain. In April 2016, impeachment proceedings were initiated against Brazilian president Dilma Rousseff. It is too early to determine the impact that any resulting changes to the government will have on our businesses.
In March 2016, AES Sul completed a restructuring of its debt, which involved extending the debt maturities and obtaining additional equity contributions of approximately $73 million. As a result, AES Sul reclassified $327 million of debt that was previously in default to long-term, according to the new terms.
In addition, AES Sul has deferred tax assets (“DTA”) of $151 million as of March 31, 2016, relating primarily to net operating loss carryforwards, which are not subject to expiration. Realization is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the DTA will be realized. The amount of DTA that is considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.
Bulgaria — As of March 31, 2016, Maritza’s total outstanding receivables were $368 million, of which $26 million were current and $342 million were overdue. On April 26, 2016, Maritza received payments from NEK totaling $291 million pursuant to the previously disclosed PPA amendment executed in August 2015. In addition to this payment, NEK directly paid $57 million to MMI, a Maritza fuel supplier, for invoices due to MMI from Maritza. See additional background within our 2015 Form 10-K—Part I.—Item 1—Business—Our Organization and Segments—Europe—Bulgaria—Regulatory Framework.
Puerto Rico — Our subsidiaries in Puerto Rico have long term PPAs with state-owned PREPA. Due to the ongoing economic situation in the territory, PREPA faces significant financial challenges.
On June 28, 2014, the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) was signed into law, which allows public corporations, including PREPA, to adjust their debts. As a result of this event, on July 6, 2014, PREPA entered into a Forbearance Agreement with its lenders in order to permit an opportunity for negotiation of a possible financial restructuring of PREPA. In February 2015, the negotiating position of PREPA was weakened when the federal court deemed the Recovery Act unconstitutional. Despite this setback, PREPA managed to extend the expiration of the Forbearance Agreement several times, achieving in December 2015 certain preliminary restructuring agreements, called Restructuring Support Agreements (“RSAs”). Under these agreements, bondholders would take a reduction in principal after exchanging their bonds for new securities that would be backed by a special charge on clients’ bills. For its part, the utility would receive five-year debt-service relief, while freeing up cash to modernize its power plants. The RSAs are conditional to a series of future related milestones, the more important of which being (i) the passing of a bill that would allow an increase in tariffs and the implementation of the above mentioned special charge in the tariff, and (ii) the filing of a petition to the Puerto Rico Energy Commission (“PREC”) seeking approval of a proposal for the special charge and its adjustment mechanism.
The next step in accordance with the RSA is to sign a Bond Purchase Agreement between PREPA and the lenders for the new securities to be issued.
There has been no adverse impacts to AES Puerto Rico due to PREPA’s financial challenges. AES Puerto Rico’s receivables balance as of March 31, 2016, is $79 million, of which $25 million was overdue. Subsequent to March 31, 2016, the full overdue amount has been collected. If the situation declines, there could be a material impact on the Company.
Macroeconomic and Political — Summary
If global economic conditions deteriorate further, it could also affect the prices we receive for the electricity we generate or transmit. Utility regulators or parties to our generation contracts may seek to lower our prices based on prevailing market conditions pursuant to PPAs, concession agreements or other contracts as they come up for renewal or reset. In addition, rising fuel and other costs coupled with contractual price or tariff decreases could restrict our ability to operate profitably in a given market. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level and between our functional currency, the U.S. Dollar, and currencies of the countries in which we operate. The above mentioned market drivers have already impacted us significantly in 2016 and we expect them to continue to do so during the remainder of the year. See Item 3.—Quantitative and Qualitative Disclosures About Market Risk for further information. Each of these factors, as well as those discussed above, could result in a decline in the value of our assets including those at the businesses we operate, our equity investments and projects under development could result in asset impairments that could be material to our operations. We continue to monitor our projects and businesses.
Regulatory
In March 2016, the IURC issued an order authorizing IPL to increase its basic rates and charges by approximately $31 million annually. The order also authorized IPL to collect over a ten-year period, approximately $118 million of previously deferred regulatory assets related to IPL’s participation in the regional transmission organization known as MISO. Such deferred costs will be amortized to expense over ten years. Accordingly, $12 million of IPL's long-term MISO regulatory asset as of December 31, 2015, has been reclassified to current regulatory assets as of March 31, 2016, on the Company’s Condensed Consolidated Balance Sheets. The rate order also authorized an increase in IPL’s depreciation rates of $24 million annually compared to the twelve months ended June 30, 2014, which is the period upon which the rate increase was calculated. IPL also received approval to implement three new rate riders for current recovery of ongoing MISO costs, capacity costs and sharing of wholesale sales margins with customers at 50%. The order approved recovery of IPL’s pension expenses and return on IPL’s discretionary pension fundings. As part of the order, the IURC also noted that they found IPL’s service company cost allocations to be reasonable and directed IPL to request FERC to review its Service Company allocations. The IURC also closed their investigation into IPL’s underground network. Some of the intervening parties in the IURC rate case have filed petitions for reconsideration of the IURC's March 2016 order with respect to certain issues. The IURC has not yet acted on those petitions. In addition, the Indiana Office of Utility Consumer Counselor and some other intervening parties have filed notices of appeal of the order.
Foreign Exchange and Commodities
Our businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal, and environmental credits. In 2015, large declines in commodities and appreciation in the USD had a significant impact on our results. During the first quarter of 2016, commodities and FX have remained volatile; continued volatility in these markets could have a material impact on our full year 2016 results. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets — During the three months ended March 31, 2016, the Company recognized an asset impairment expense of $159 million ($49 million attributable to AES) at Buffalo Gap II. See Note 13—Asset Impairment Expense in Item 1.—Financial Statements in this Form 10-Q for further information. After recognizing this asset impairment expense at Buffalo Gap II, the carrying value of the long-lived asset groups at Buffalo Gap I, II, and III totaled $325 million at March 31, 2016.
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
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company expenses environmental regulation compliance costs as incurred unless the underlying expenditure qualifies for capitalization under its property, plant and equipment policies. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our businesses are subject to stringent environmental laws and regulations; Our businesses are subject to enforcement initiatives from environmental regulatory agencies; and Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows in the 2015 Form 10-K. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in Item 1.—Business—Environmental and Land Use Regulations of the 2015 Form 10-K.
Update on Greenhouse Gas Emissions Regulation — As discussed in Item 1.—Business—United States Environmental and Land Use Regulations—Greenhouse Gas Emissions in the Company's 2015 Form 10-K, several states and industry groups filed petitions in the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) challenging the United States Environmental Protection Agency’s final CO2 emissions rules for existing power plants under Clean Air Act Section 111(d) (called the Clean Power Plan (the “CPP”)). On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the CPP pending resolutions of challenges to the rule.
Update on Waste Management — As discussed in Item 1.—Business—United States Environmental and Land Use Regulations—Waste Management Regulation in the Company's 2015 Form 10-K, the EPA’s rule regulating coal combustion residue (“CCR”) under the Resource Conservation and Recovery Act became effective in October 2015. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, and may impose closure and/or corrective action requirements for existing CCR landfills and impoundments under certain specified conditions. We expect that this rule will require IPL to cease use of ash ponds at its Petersburg plant, which will necessitate construction of a bottom ash de-watering system. IPL has engaged an engineering firm to further assess associated costs. While costs cannot be accurately predicted at this time, they may be material.
Capital Resources and Liquidity
Overview — As of March 31, 2016, the Company had unrestricted cash and cash equivalents of $1.2 billion, of which $17 million was held at the Parent Company and qualified holding companies. The Company had $628 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $709 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.6 billion and $4.9 billion, respectively. Of the approximately $2.2 billion of our current non-recourse debt, $1.5 billion was presented as such because it is due in the next 12 months and $695 million relates to debt considered in default due to covenant violations. The defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants and/or conditions such as (but not limited to) failure to meet information covenants, complete construction or milestones in an allocated time, and meet minimum or maximum financial ratios, or other requirements contained in the non-recourse debt documents of the Company.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its floating rate senior unsecured notes due 2019. On a consolidated basis, of the Company’s $15.6 billion of total non-recourse debt outstanding as of March 31, 2016, approximately $3.7 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At March 31, 2016, the Parent Company had provided outstanding financial and performance-related guarantees, indemnities or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $382 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below). These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

As a result of the Parent Company’s below-investment-grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At March 31, 2016, we had $62 million in letters of credit outstanding, provided under our senior secured credit facility and $31 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities, construction activities and subsidiary operations. During the quarter ended March 31, 2016, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts.
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
Long-Term Receivables — As of March 31, 2016, the Company had approximately $282 million and $69 million of accounts receivable classified as Noncurrent assets—other and Current assets—Accounts receivable, respectively, related to certain of its generation businesses in Argentina and the United States, and its utility business in Brazil. The noncurrent portion primarily consists of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond March 31, 2017, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 5—Financing Receivables included in Part I—Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Regulatory Matters—Argentina included in the 2015 Form 10-K for further information.
Consolidated Cash Flows
During the three months ended March 31, 2016, cash and cash equivalents decreased $77 million to $1.2 billion. The table below reflects the changes in cash flows for the comparative periods ($ in millions):

	Three Months Ended March 31,
Cash flows provided by (used in):	2016	2015	$ Change	% Change
Operating activities	$640	$437	$203	46%
Investing activities	(548)	(720)	172	-24%
Financing activities	(180)	113	(293)	-259%
Effect of exchange rate changes on cash	7	(27)	34	126%
Increase (decrease) in cash of held-for-sale businesses	4	(5)	9	-180%
Total decrease in cash and cash equivalents	(77)	(202)	125	62%
Cash and cash equivalents, beginning	1,262	1,539	(277)	-18%
Cash and cash equivalents, ending	$1,185	$1,337	$(152)	-11%

Operating Activities
Net cash provided by operating activities increased $203 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 driven by ($ in millions):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net Income	$74	$254	$(180)	-71%
Depreciation and amortization	290	298	(8)	-3%
Impairment expenses	161	8	153	NM
Loss on the extinguishment of debt	(4)	23	(27)	-117%
Other adjustments to net income	(20)	66	(86)	130%
Adjusted net income	$501	$649	$(148)	-23%
Net change in operating assets and liabilities (1)	$139	$(212)	$351	166%
Net cash provided by operating activities (2)	$640	$437	$203	46%
NM - Not Meaningful
(1) Refer to the table below for explanations of the variance in operating assets and liabilities.
(2) Refer to the operating cash flow discussion by SBU for further information about the key drivers.
Net change in operating assets and liabilities increased $351 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 driven by (in millions):

$ Change
Decrease in accounts receivable primarily at Uruguaiana ($123), Eletropaulo ($120) and Gener ($46)	$374
Decrease in prepaid expenses and other current assets primarily regulatory assets at Sul ($106) and Eletropaulo ($88)	206
Decrease in other assets primarily long-term regulatory assets at Eletropaulo ($251)	269
Decrease in accounts payable and other current liabilities primarily at Eletropaulo ($213), Sul ($110) and Uruguaiana ($105), partially offset by an increase at Tietê ($127)	(345)
Decrease in income tax payables, net and other tax payables primarily at Tietê ($52), Gener ($31) and Andres ($26)	(133)
Other operating assets and liabilities	(20)
Total increase in operating assets and liabilities	$351
Investing Activities
Net cash used in investing activities decreased $172 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, driven by (in millions):

$ Change
Increase in capital expenditures primarily due to US, MCAC and Asia SBU generation growth projects, partially offset by a decrease in growth projects at Andes SBU (1)	$(21)
Increase in proceeds from sale of business, net of cash sold primarily related to sales of DPLER for $76, Kelanitissa for $18 and Jordan for $21 at US, Asia and Europe SBUs, respectively.	115
Increase in net purchase of short-term investments	(127)
Decrease in restricted cash, debt service and other assets	171
Other investing activity drivers	34
Total decrease in net cash used in investing activities	$172

(1)	Refer to table below for capital expenditures types and drivers by business.
The following table summarizes the Company's capital expenditures for growth investments, maintenance and environmental reported in investing cash activities for the periods indicated ($ in millions):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Growth Investments	$(392)	$(426)	$34	-8%
Maintenance	(161)	(147)	(14)	10%
Environmental (1)	(87)	(46)	(41)	89%
Total capital expenditures	$(640)	$(619)	$(21)	3%

(1)	Includes both recoverable and non-recoverable environmental capital expenditures. See Non-GAAP Proportional Free Cash Flow for more information.
Cash used for capital expenditures for growth investments, maintenance, and environmental decreased $21 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, driven by (in millions):

$ Change
Decrease in growth expenditures primarily at Gener in Andes SBU, partially offset by an increase in growth expenditures at IPALCO, Atlantico and Los Mina in US, MCAC and Andes SBUs, respectively.	$30
Increase in maintenance and environmental expenditures at IPALCO business in US SBU	(38)
Other business capital expenditures	(13)
Total decrease in net cash used for capital expenditures	$(21)

Financing Activities
Net cash (used in) provided by financing activities decreased $293 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, driven by (in millions):

$ Change
Decrease in recourse debt repayment at the Parent Company	$220
Decrease in net non-recourse debt issuance primarily at Gener and Sul of $249 and $72, respectively, as well as increase in repayments at DPL of $75.	(392)
Decrease in proceeds from the sale of redeemable stock of subsidiaries at IPALCO	(113)
Increase in purchase of treasury stock at the Parent Company	(44)
Decrease in payments for financed capital expenditures primarily at Gener of $30	32
Other financing activity drivers	4
Total decrease in net cash (used in) provided by financing activities	$(293)
Proportional Free Cash Flow (a non-GAAP measure)
We define Proportional Free Cash Flow as cash flows from operating activities (adjusted for service concession asset capital expenditures), less maintenance capital expenditures (including non-recoverable environmental capital expenditures and net of reinsurance proceeds), adjusted for the estimated impact of NCI. The proportionate share of cash flows and related adjustments attributable to NCI in our subsidiaries comprise the proportional adjustment factor presented in the reconciliation below. Upon the Company’s adoption of the accounting guidance for service concession arrangements effective January 1, 2015, capital expenditures related to service concession assets that would have been classified as investing activities on the Condensed Consolidated Statement of Cash Flows are now classified as operating activities. See Note 1—Financial Statement Presentation of this Form 10-Q for further information on the adoption of this guidance.
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
We exclude environmental capital expenditures that are expected to be recovered through regulatory, contractual or other mechanisms. An example of recoverable environmental capital expenditures is IPL’s investment in MATS-related environmental upgrades that are recovered through a tracker. See Item 1.—Business—US SBU—IPALCO—Environmental Matters in our 2015 Form 10-K for details of these investments.
The GAAP measure most comparable to proportional free cash flow is cash flows from operating activities. We believe that proportional free cash flow better reflects the underlying business performance of the Company, as it measures the cash generated by the business, after the funding of maintenance capital expenditures, that may be available for investing or repaying debt or other purposes. Factors in this determination include the impact of NCI, where AES consolidates the results of a subsidiary that is not wholly owned by the Company.
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

	Three Months Ended March 31,
Calculation of Proportional Free Cash Flow ($ in millions)	2016	2015	$ Change	% Change
Net Cash provided by operating activities	$640	$437	$203	46%
Add: capital expenditures related to service concession assets (1)	24	20	4	20%
Adjusted Operating Cash Flow	$664	$457	$207	45%
Less: proportional adjustment factor on operating cash activities (2) (3)	(289)	(72)	(217)	-301%
Proportional Adjusted Operating Cash Flow	$375	$385	$(10)	-3%
Less: proportional maintenance capital expenditures, net of reinsurance proceeds (2)	(112)	(113)	1	1%
Less: proportional non-recoverable environmental capital expenditures (2) (4)	(10)	(7)	(3)	-43%
Proportional Free Cash Flow	$253	$265	$(12)	-5%
____________________________

(1)	Service concession asset expenditures excluded from proportional free cash flow non-GAAP metric.

(2)
The proportional adjustment factor, proportional maintenance capital expenditures (net of reinsurance proceeds) and proportional non-recoverable environmental capital expenditures are calculated by multiplying the percentage owned by noncontrolling interests for each entity by its corresponding consolidated cash flow metric and are totaled to the resulting figures. For example, Parent Company A owns 80% of Subsidiary Company B, a consolidated subsidiary. Thus, Subsidiary Company B has a 20% noncontrolling interest. Assuming a consolidated net cash flow from operating activities of $100 from Subsidiary B, the proportional adjustment factor for Subsidiary B would equal ($20), or $100 x (20%). The Company calculates the proportional adjustment factor for each consolidated business in this manner and then sums these amounts to determine the total proportional adjustment factor used in the reconciliation. The proportional adjustment factor may differ from the proportion of income attributable to noncontrolling interests as a result of (a) non-cash items which impact income but not cash and (b) AES'

ownership interest in the subsidiary where such items occur.

(3)	Includes proportional adjustment amount for service concession asset expenditures of $12 million and $10 million for the three months ended March 31, 2016 and 2015, respectively.

(4)	Excludes IPALCO’s proportional recoverable environmental capital expenditures of $56 million and $37 million for the three months ended March 31, 2016 and 2015, respectively.
Operating Cash Flow and Proportional Free Cash Flow Analysis (1)

	Operating Cash Flow by Segment				Proportional Free Cash Flow by Segment
($ in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
US	$207	$212	$(5)	-2%	$133	$155	$(22)	-14%
Andes	38	60	(22)	-37%	4	17	(13)	-76%
Brazil	241	(31)	272	877%	34	(47)	81	172%
MCAC	39	162	(123)	-76%	13	114	(101)	-89%
Europe	92	153	(61)	-40%	76	139	(63)	-45%
Asia	72	(2)	74	NM	43	4	39	975%
Corporate	(49)	(117)	68	58%	(50)	(117)	67	57%
Total	$640	$437	$203	46%	$253	$265	$(12)	-5%
NM - Not Meaningful

(1)
Operating cash flow and proportional free cash flow as presented above include the effect of intercompany transactions with other segments except for interest, tax sharing, charges for management fees and transfer pricing.

US SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow (in millions) for our US SBU for the periods indicated:

	Three Months Ended March 31,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change
Net Cash Provided by Operating Activities	$207	$212	$(5)
Less: proportional adjustment factor on operating cash activities	(19)	(3)	(16)
Proportional Adjusted Operating Cash Flow	188	209	(21)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(54)	(53)	(1)
Less: proportional non-recoverable environmental capital expenditures (1)	(1)	(1)	—
Proportional Free Cash Flow	$133	$155	$(22)

(1)	Excludes IPL's proportional recoverable environmental capital expenditures of $56 million and $37 million for the three months ended March 31, 2016 and 2015, respectively.
Operating Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased $5 million, driven primarily by the following businesses (in millions):

US SBU	Amount
DPL
Lower operating margin resulting from lower wholesale prices, unfavorable weather and lower generation due to plant outages	$(42)
Increased collections	33
Timing of coal inventory purchases and accounts payable payments in the prior year	24
Other	2
Total DPL Increase	17
IPL
Timing of accounts payable payments primarily related to maintenance expenses in the prior year	(17)
Increased interest payments due to refinancing of new debt instruments in 2016	(8)
Decreased contributions to defined benefit plans	9
Lower coal inventory purchases due to ongoing plant conversion to natural gas	8
Other	1
Total IPL Decrease	(7)
US Generation
Timing of annual property insurance premium payments to Corporate due to start of policy moving to calendar year	(10)
Other	(5)
Total US Generation Decrease	(15)
Total US SBU Operating Cash Decrease	$(5)
Proportional Free Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased $22 million, due to the drivers above, as well as a $1 million net increase in maintenance and non-recoverable capital expenditures and adjusted for the impact of noncontrolling interest as a result of the sell-down of IPL in 2016.

ANDES SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow (in millions) for our Andes SBU for the periods indicated:

	Three Months Ended March 31,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change
Net Cash Provided by Operating Activities	$38	$60	$(22)
Less: proportional adjustment factor on operating cash activities	(20)	(17)	(3)
Proportional Adjusted Operating Cash Flow	18	43	(25)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(11)	(20)	9
Less: proportional non-recoverable environmental capital expenditures	(3)	(6)	3
Proportional Free Cash Flow	$4	$17	$(13)
Operating Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased $22 million, driven primarily by the following businesses (in millions):

Andes SBU	Amount
Chivor
Lower operating margin due to lower contract and ancillary sales resulting from lower generations	$(18)
Higher collections	35
Other	(12)
Total Chivor Increase	5
Gener
Higher operating margin primarily due to lower spot prices on energy and coal purchases	12
Timing of collections in the prior year	46
Higher withholding taxes paid on Chilean distributions	(33)
Timing of annual property insurance premium payments to Corporate due to start of policy moving to calendar year	(23)
Timing of coal inventory purchases in the current year	(13)
Other	(3)
Total Gener Decrease	(14)
Argentina
Timing of annual property insurance premium payments payments to Corporate due to start of policy moving to calendar year	(7)
Higher taxes paid on prior year taxable income	(5)
Other	(1)
Total Argentina Increase	(13)
Total	$(22)
Proportional Free Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased $13 million, due to the drivers above, partially offset by a $12 million net decrease in maintenance and non-recoverable environmental capital expenditures and adjusted for the impact of noncontrolling interest.
BRAZIL SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow (in millions) for our Brazil SBU for the periods indicated:

	Three Months Ended March 31,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change
Net Cash Provided by Operating Activities	$241	$(31)	$272
Less: proportional adjustment factor on operating cash activities	(190)	—	(190)
Proportional Adjusted Operating Cash Flow	51	(31)	82
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(17)	(16)	(1)
Proportional Free Cash Flow	$34	$(47)	$81

Operating Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased $272 million, driven primarily by the following businesses (in millions):

Brazil SBU	Amount
Sul
Timing of collections of regulatory assets in the current year	$142
Timing of payments of energy purchases and regulatory liabilities in the current year	(93)
Other	(9)
Total Sul Increase	40
Eletropaulo
Lower margin due to higher fixed costs, lower spot prices, lower demands offset by higher tariffs	(37)
Net impact of timing on collections of regulatory assets and lower payments of regulatory liabilities in the current year	353
Timing on collections of higher tariffs in the current year	120
Higher payments on regulatory charges in the current year	(269)
Other	13
Total Eletropaulo Increase	180
Tietê
Lower margin due lower price contracted energy sales and lower spot sales	(90)
Lower energy purchases in spot market in the current year as result of favorable hydrology	132
Other	10
Total Tietê Increase	52
Total Brazil SBU Operating Cash Increase	$272
Proportional Free Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased $81 million, due to the drivers above, partially offset by a $1 million increase in maintenance capital expenditures and adjusted for the impact of noncontrolling interest.
MCAC SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow (in millions) for our MCAC SBU for the periods indicated:

	Three Months Ended March 31,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change
Net Cash Provided by Operating Activities	$39	$162	$(123)
Less: proportional adjustment factor on operating cash activities	(6)	(33)	27
Proportional Adjusted Operating Cash Flow	33	129	(96)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(20)	(15)	(5)
Proportional Free Cash Flow	$13	$114	$(101)
Operating Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased $123 million, driven primarily by the following businesses (in millions):

MCAC SBU	Amount
Dominican Republic
Timing of collections from LNG sales and distribution companies in the prior year	$(34)
Higher income tax payments due timing as well as payment of withholding taxes on prior year dividends	(31)
Timing of annual property insurance premium payments to Corporate due to start of policy moving to calendar year	(9)
Other	(5)
Total Dominican Republic Decrease	(79)
Panama
Lower compensation collections from government	(13)
Higher energy and fuel purchases	(15)
Higher collections from energy sales	17
Other	(5)
Total Panama Decrease	(16)
Puerto Rico
Lower collections from off-taker	(25)
Other	9
Total Puerto Rico Decrease	(16)
Other business drivers	(12)
Total MCAC Operating Cash Decrease	$(123)
Proportional Free Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased $101 million, due to the drivers above, as well as a $5 million increase in maintenance capital expenditures and adjusted for the impact of noncontrolling interest.

EUROPE SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow (in millions) for our Europe SBU for the periods indicated:

	Three Months Ended March 31,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change
Net Cash Provided by Operating Activities	$92	$153	$(61)
Less: proportional adjustment factor on operating cash activities	(6)	(7)	1
Proportional Adjusted Operating Cash Flow	86	146	(60)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(4)	(7)	3
Less: proportional non-recoverable environmental capital expenditures	(6)	—	(6)
Proportional Free Cash Flow	$76	$139	$(63)
Operating Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased $61 million, driven primarily by the following businesses (in millions):

Europe SBU	Amount
Maritza
Higher payments to fuel suppliers	$(21)
Total Maritza Decrease	(21)
Kilroot
Lower operating margin primarily due to lower coal/gas spread and lower dispatch	(5)
Higher tax payments due to current year payment for tax dispute as well as a prior year tax refund	(7)
Other	(3)
Total Kilroot Decrease	(15)
Ballylumford
Timing of collections from off-taker received in the prior year	(16)
Other	2
Total Ballylumford Decrease	(14)
Other business drivers	(11)
Total Europe SBU Operating Cash Decrease	$(61)
Proportional Free Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased $63 million, due to the drivers above, as well as a $3 million net increase in maintenance and non-recoverable capital expenditures and adjusted for the impact of noncontrolling interest.
ASIA SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow (in millions) for our Asia SBU for the periods indicated:

	Three Months Ended March 31,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change
Net Cash Provided by Operating Activities	$72	$(2)	$74
Add: capital expenditures related to service concession assets (1)	24	20	4
Adjusted Operating Cash Flow	96	18	78
Less: proportional adjustment factor on operating cash activities (2)	(48)	(12)	(36)
Proportional Adjusted Operating Cash Flow	48	6	42
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(5)	(2)	(3)
Proportional Free Cash Flow	$43	$4	$39
(1) Service concession asset expenditures excluded from proportional free cash flow non-GAAP metric.
(2) Includes proportional adjustment amount for service concession asset expenditures of $12 million and $10 million for the three months ended March 31, 2016 and 2015, respectively.
Operating Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased $74 million, driven primarily by the following businesses (in millions):

Asia SBU	Amount
Mong Duong
Additional operating cash received as plant was fully operational in 2016	$31
Favorable impact from prior year initial working capital funding requirements for Mong Duong plant operations	36
Other	(2)
Total Mong Duong Increase	65
Other business drivers	9
Total Asia SBU Operating Cash Increase	$74
Proportional Free Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased $39 million, due to the drivers above, partially offset by a $3 million increase in maintenance capital expenditures and adjusted for the impact of noncontrolling interest, as well as $2 million increase in proportional service concession assets, which was excluded from the calculation of proportional free cash flow.

CORPORATE
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow ($ in millions) for Corporate for the periods indicated:

	Three Months Ended March 31,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change
Net Cash Used by Operating Activities	$(49)	$(117)	$68
Proportional Adjusted Operating Cash Flow	(49)	(117)	68
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(1)	—	(1)
Proportional Free Cash Flow	$(50)	$(117)	$67
Operating Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased $68 million, driven primarily by the following businesses (in millions):

Corporate	Amount
Timing of annual property insurance premiums received from SBUs due to start of policy changed to calendar year	$80
Lower interest payments due principal repayments on debt	11
Higher payments for people-related costs primarily due to inflation and severance	(9)
Less cash received due to lower volume and value of foreign currency derivatives	(9)
Other	(5)
Total	$68
Proportional Free Cash Flow for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased $67 million, due to the drivers above, partially offset by a $1 million increase in maintenance capital expenditures.
Parent Company Liquidity
The following Parent Company Liquidity discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents which are determined in accordance with GAAP as a measure of liquidity, and are disclosed in the Condensed Consolidated Statements of Cash Flows. Parent Company Liquidity may differ from similarly titled measures used by other companies.
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
The Company defines Parent Company Liquidity as cash available to the Parent Company plus available borrowings under existing credit facility. The cash held at qualified holding companies represents cash sent to subsidiaries of the Company domiciled outside of the U.S. Such subsidiaries have no contractual restrictions on their ability to send cash to the Parent Company. Parent Company Liquidity is reconciled to its most directly comparable GAAP financial measure, cash and cash equivalents, at the periods indicated as follows (in millions):

	March 31, 2016	December 31, 2015
Consolidated cash and cash equivalents	$1,185	$1,262
Less: Cash and cash equivalents at subsidiaries	(1,168)	(862)
Parent and qualified holding companies’ cash and cash equivalents	17	400
Commitments under Parent credit facilities	800	800
Less: Letters of credit under the credit facilities	(62)	(62)
Less: Borrowings under the credit facilities	(80)	—
Borrowings available under Parent credit facilities	658	738
Total Parent Company Liquidity	$675	$1,138
The Company paid a dividend of $0.11 per share to its common stockholders during the three months ended March 31, 2016. While we intend to continue payment of dividends and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.9 billion and $5.0 billion as of March 31, 2016 and December 31, 2015, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 12—Debt in Item 8.—Financial Statements and Supplementary Data of our 2015 Form 10-K for additional detail.

While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets (see Key Trends and Uncertainties in Item 2), the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A.—Risk Factors—The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise of the Company’s 2015 Form 10-K.
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
As of March 31, 2016, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $2.2 billion. The portion of current debt related to such defaults was $695 million at March 31, 2016, all of which was non-recourse debt related to three subsidiaries — Maritza, Kavarna and Sogrinsk. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of March 31, 2016, in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of March 31, 2016, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2015 Form 10-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2016.
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
The disclosures in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors, Our financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates experienced at our foreign operations; Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the wholesale electricity markets, which could have a material adverse effect on our financial performance; and We may not be adequately hedged against our exposure to changes in commodity prices or interest rates of the 2015 Form 10-K.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. We have entered into hedges to partially mitigate the exposure of variable margin to commodity moves. As of March 31, 2016, the portfolio’s adjusted pretax earnings exposure for the remainder of 2016 to a 10% move in commodity prices would be approximately $15 million for U.S. power (DPL), and less than $5 million for natural gas, $5 million for oil and $10 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. The largest FX risks over a 12-month forward-looking period stem from the following currencies: Argentine Peso, British Pound, Brazilian Real, Colombian Peso, Euro and Kazakhstani Tenge. As of March 31, 2016, assuming a 10% U.S. Dollar appreciation, adjusted pretax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine Peso and Colombian Peso are projected to be reduced by $5 million for each currency for the remainder of 2016. The Brazilian Real, Kazakhstani Tenge, Euro and British Pound impacts are projected to be less than $5 million for each currency for the remainder of 2016. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pretax earnings for 2016 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted pretax earnings exposed to FX risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of March 31, 2016, the portfolio’s pretax earnings exposure for the remainder of 2016 to a 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, Colombian Peso, Euro, Kazakhstani Tenge and U.S. Dollar denominated debt would be approximately $20 million based on the impact of a one time, 100-basis-point upward shift in interest rates on interest expense for the debt denominated in these currencies. The amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of March 31, 2016.
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the state of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the FDC found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$1.85 billion ($509 million) from Eletropaulo as estimated by Eletropaulo (or approximately R$2.38 billion ($655 million) plus legal costs according to Eletrobrás as of December 2015) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo's defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings to determine whether Eletropaulo is liable for the debt. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, the FDC appointed an accounting expert to analyze the issues in the case. In September 2015, the expert issued a preliminary report that concluded that Eletropaulo is liable for the debt, without quantifying the debt. Eletropaulo has submitted questions to the expert and reports rebutting the expert's preliminary report. The expert may issue a final report in the near future. Ultimately, a decision will be issued by the FDC, which will be free to reject or adopt in whole or in part the expert's report. If the FDC again determines that Eletropaulo is liable for the debt, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, after the amount of the alleged debt is determined, Eletropaulo will be required to provide security for its alleged liability. In that case, if Eletrobrás requests the seizure of such security and the FDC grants such request, Eletropaulo's results of operations may be materially adversely affected and, in turn, the Company's results of operations could be materially adversely affected. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the state of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$1.8 million ($496 thousand) as of December 31, 2015, or pay an indemnification amount of approximately R$15 million ($4 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court's decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court's decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$1.8 million ($496 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court's decision. In July 2014, the court requested the Secretary of the Environment for the State of São Paulo to notify the court of its opinion regarding the acceptability of the green areas to be donated by Eletropaulo to the State of São Paulo. In January 2015, the Secretary of the Environment for the State of São Paulo notified Eletropaulo and the court that it would not accept Eletropaulo's proposed green areas donation. Instead of such green areas donation, the Secretary of the Environment proposed in March 2015 that Eletropaulo undertake an environmental project to offset the alleged environmental damage. Since March 2015, Eletropaulo and the Secretary of Environment have been working together to define an environmental project, which will be submitted for approval by the Public Prosecutor. The cost of such project is currently estimated to be R$2 million ($551 thousand).

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
In March 2003, the office of the Federal Public Prosecutor for the State of São Paulo, Brazil (“MPF”) notified Eletropaulo that it had commenced an inquiry into the BNDES financings provided to AES Elpa and AES Transgás, the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo, and the quality of service provided by Eletropaulo to its customers. The MPF requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in the Federal Court of São Paulo (“FCSP”) alleging that BNDES violated Law 8429/92 (“the Administrative Misconduct Act”) and BNDES's internal rules by (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo's preferred shares at a stock-market auction; (4) accepting Eletropaulo's preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES's alleged violations. In May 2006, the FCSP ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal with the Federal Court of Appeals (“FCA”) seeking to require the FCSP to consider all five alleged violations. In April 2015, the FCA issued a decision holding that the FCSP should consider all five alleged violations. AES Elpa and AES Brasiliana (the successor of AES Transgás) have appealed to the Superior Court of Justice. The lawsuit remains pending before the FCSP. AES Elpa and AES Brasiliana believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.
Pursuant to their environmental audit, AES Sul and AES Florestal discovered 200 barrels of solid creosote waste and other contaminants at a pole factory that AES Florestal had been operating. The conclusion of the audit was that a prior operator of the pole factory, Companhia Estadual de Energia (“CEEE”), had been using those contaminants to treat the poles that were manufactured at the factory. On their initiative, AES Sul and AES Florestal communicated with Brazilian authorities and CEEE about the adoption of containment and remediation measures. In March 2008, the State Attorney of the state of Rio Grande do Sul, Brazil filed a public civil action against AES Sul, AES Florestal and CEEE seeking an order requiring the companies to recover the contaminated area located on the grounds of the pole factory and an indemnity payment of approximately R$6 million ($2 million) to the state's Environmental Fund. In October 2011, the State Attorney Office filed a request for an injunction ordering the defendant companies to contain and remove the contamination immediately. The court granted injunctive relief on October 18, 2011, but determined only that defendant CEEE was required to proceed with the removal work. In May 2012, CEEE began the removal work in compliance with the injunction. The removal costs are estimated to be approximately R$60 million ($17 million) and the work was completed in February 2014. In parallel with the removal activities, a court-appointed expert investigation took place, which was concluded in May 2014. The court-appointed expert final report was presented to the State Attorneys in October 2014, and in January 2015 to the defendant companies. In March 2015, AES Sul and AES Florestal submitted comments and supplementary questions regarding the expert report. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In March 2009, AES Uruguaiana Empreendimentos S.A. (“AESU”) in Brazil initiated arbitration in the ICC against YPF S.A. (“YPF”) seeking damages and other relief relating to YPF's breach of the parties' gas supply agreement (“GSA”). Thereafter, in April 2009, YPF initiated arbitration in the ICC against AESU and two unrelated parties, Companhia de Gas do Estado do Rio Grande do Sul and Transportador de Gas del Mercosur S.A. (“TGM”), claiming that AESU wrongfully terminated the GSA and caused the termination of a transportation agreement (“TA”) between YPF and TGM (“YPF Arbitration”). YPF sought an unspecified amount of damages from AESU, a declaration that YPF's performance was excused under the GSA due to certain alleged force majeure events, or, in the alternative, a declaration that the GSA and the TA should be terminated without a finding of liability against YPF because of the allegedly onerous obligations imposed on YPF by those agreements. In addition, in the YPF Arbitration, TGM asserted that if it was determined that AESU was responsible for the termination of the GSA, AESU was liable for TGM's alleged losses, including losses under the TA. In April 2011, the arbitrations were consolidated into a single proceeding. The hearing on liability issues took place in December 2011. In May 2013, the arbitral tribunal issued a liability award in AESU's favor. YPF thereafter challenged the award in Argentine court. In December 2015, an Argentine court issued a decision purporting to annul the liability award. AESU has appealed to the Supreme Court of Argentina. The damages hearing in the arbitration took place on November 16-17, 2015. In April 2016, the tribunal issued a damages award in AESU’s favor. YPF may attempt to challenge the damages award. AESU believes it has meritorious claims and defenses and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.
In October 2009, AES Mérida III, S. de R.L. de C.V. (“AES Mérida”), one of our businesses in Mexico, initiated arbitration against its fuel supplier and electricity offtaker, Comisión Federal de Electricidad (“CFE”), seeking a declaration that CFE breached the parties' PPA by supplying gas that did not comply with the PPA's specifications. Alternatively, AES Mérida requested a declaration that the supply of such gas by CFE is a force majeure event under the PPA. CFE disputed the claims. Although it did not assert counterclaims, in its closing brief CFE asserted that it is entitled to a partial refund of the capacity charge payments that it made for power generated with the out-of-specification gas. In July 2012, the arbitral tribunal issued an award in AES Mérida's favor. In December 2012, CFE initiated an action in Mexican court seeking to nullify the award. AES Mérida opposed the request and asserted a counterclaim to confirm the award. In February 2014, the court rejected CFE's claims and granted AES Mérida's request to confirm the award. CFE has appealed the court's decision. The appeal is pending before the Mexican Supreme Court. AES Mérida believes it has meritorious grounds to defeat that action; however, there can be no assurances that it will be successful.
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
In November 2009, April 2010, December 2010, April 2011, June 2011, August 2011, November 2011, and October 2014, substantially similar personal injury lawsuits were filed by a total of 50 residents and decedent estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the state of Delaware. In each lawsuit, the plaintiffs alleged that the coal combustion by-products of AES Puerto Rico's power plant were illegally placed in the Dominican Republic from October 2003 through March 2004 and subsequently caused the plaintiffs' birth defects, other personal injuries, and/or deaths. The plaintiffs did not quantify their alleged damages. The Superior Court subsequently stayed all lawsuits but the November 2009 lawsuit. In March 2016, the parties reached a settlement in principle to resolve all eight lawsuits and thereafter executed a definitive settlement agreement. In May 2016, the Superior Court approved the settlement.
On February 11, 2011, Eletropaulo received a notice of violation from São Paulo State's Environmental Authorities for allegedly destroying 0.32 hectares of native vegetation at the Conservation Park of Serra do Mar (“Park”), without previous authorization or license. The notice of violation asserted a fine of approximately R$1 million ($275 thousand) and the suspension of Eletropaulo activities in the Park. As a response to this administrative procedure before the São Paulo State Environmental Authorities (“São Paulo EA”), Eletropaulo timely presented its defense on February 28, 2011 seeking to vacate the NOV or reduce the fine. In December 2011, the São Paulo EA declined to vacate the NOV but reduced the fine to R$757 thousand ($208 thousand) and recognized the possibility of an additional 40% reduction of the fine if Eletropaulo agrees to recover the affected area with additional vegetation. Eletropaulo did not appeal the decision and discussed the terms of a possible settlement with the São Paulo EA, including a plan to recover the affected area by primarily planting additional trees. In March 2012, the state of São Paulo Prosecutor's Office of São Bernardo do Campo initiated a Civil Proceeding to review the compliance by Eletropaulo with the terms of any possible settlement. The Park Administrator subsequently approved an area for the recovery project different from the affected area, which was no longer available. On January 23, 2015, AES Eletropaulo entered into a Recovery and Compensation Agreement with the Coordenadoria de Fiscalização Ambiental (“CFA”) to restore 3.2 hectares during the course of two years, which restoration is currently estimated to cost R$592 thousand ($152 thousand). AES completed the restoration of the area in June 2015, and will maintain such restored area until July 2017. In June 2015, the state of São Paulo Prosecutor’s Office of São Bernardo do Campo decided to close its Civil Proceeding, and the Superior Counsel of the Public Prosecutor’s Office has confirmed such closing. Upon completion of the recovery project, as approved and established in the Recovery and Compensation Agreement, AES will be entitled to a 40% reduction (R$303 thousand or $83 thousand) of the fine as legally provided.
In June 2011, the São Paulo Municipal Tax Authority (the “Tax Authority”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) that allegedly had not been paid on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the ground that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$3.3 billion ($908 million) as estimated by Eletropaulo. Eletropaulo thereafter appealed to the Second Instance Administrative Court (“SIAC”). In January 2016, the Tax Authority reduced the total amount of the ISS assessments to approximately R$243 million ($67 million). The reduced amount of ISS remains under consideration by the SIAC. No tax is due while the appeal is pending. Eletropaulo believes it has meritorious defenses and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the ground that the tax rate was set in the applicable legislation. In April 2013, the First Instance Administrative Court determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest and penalties totaling approximately R$923 million ($254 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which motion remains pending. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
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
In July 2015, BTG Pactual (“BTG”) initiated arbitration against AES Tietê under the parties' PPA. BTG claims that AES Tietê breached the PPA by purchasing more power than it was entitled to take under the PPA. BTG seeks to recover the payments that AES Tietê received from its spot-market sales of BTG's power, totaling approximately R$30 million ($8 million). BTG also seeks to terminate the PPA and to collect a termination payment of approximately R$560 million ($154 million). AES Tietê has placed R$30 million ($8 million) into escrow, with a full reservation of rights. AES Tietê has responded to the arbitration demand, contesting the claims against it. AES Tietê believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A.—Risk Factors of our 2015 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding purchases made by The AES Corporation of its common stock:

Repurchase Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as part of a Publicly Announced Purchase Plan (1)	Dollar Value of Maximum No. Of Shares To Be Purchased Under the Plan (2)
1/1/2016 — 1/31/16	5,800,571	$8.93	5,800,571	$291,313,045
2/1/2016 — 2/29/16	2,886,412	9.35	2,886,412	264,351,513
3/1/2016 — 3/31/16	—	—	—	264,351,513
Total	8,686,983		8,686,983
_____________________________

(1)	See Note 10—Equity—Stock Repurchase Program to the condensed consolidated financial statements in Item 1.—Financial Statements for further information.

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

THE AES CORPORATION (Registrant)

Date:	May 6, 2016	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ FABIAN E. SOUZA
			Name:	Fabian E. Souza
			Title:	Vice President and Controller (Principal Accounting Officer)