Form 10-Q
period 2016-06-30
AES CORP
filed 2016-08-05
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on July 29, 2016 was 659,089,478

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AFS	Available For Sale
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNDES	Brazilian Development Bank
BoD	Board of Directors
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCR	Coal Combustion Residuals
CCGT	Combined Cycle Gas Turbine
CDPQ	La Caisse de depot et placement du Quebec
CFE	Federal Commission of Electricity
CO2	Carbon Dioxide
CTA	Cumulative Translation Adjustment
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
DPLER	DPL Energy Resources, Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FCA	Federal Court of Appeals
FERC	Federal Energy Regulatory Commission
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
ICC	International Chamber of Commerce
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt Hours
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
MW	Megawatts
MWh	Megawatt Hours
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NOV	Notice of Violation
NOX	Nitrogen Oxides
NCI	Noncontrolling Interest
OCI	Other Comprehensive Income
O&M	Operations and Maintenance
OPGC	Odisha Power Generation Corporation
PIS	Partially Integrated System
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SIC	Central Interconnected Electricity System
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TA	Transportation Agreement
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015

	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,265	$1,257
Restricted cash	250	295
Short-term investments	544	469
Accounts receivable, net of allowance for doubtful accounts of $108 and $87 respectively	2,087	2,302
Inventory (see Note 2)	655	671
Prepaid expenses	91	106
Other current assets	1,441	1,318
Current assets of discontinued operations and held-for-sale businesses	1,048	424
Total current assets	7,381	6,842
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	785	702
Electric generation, distribution assets and other	28,416	27,751
Accumulated depreciation	(9,705)	(9,327)
Construction in progress	3,539	3,029
Property, plant and equipment, net	23,035	22,155
Other Assets:
Investments in and advances to affiliates (see Note 6)	615	610
Debt service reserves and other deposits	700	555
Goodwill	1,157	1,157
Other intangible assets, net of accumulated amortization of $97 and $93, respectively	219	207
Deferred income taxes	483	410
Service concession assets, net of accumulated amortization of $71 and $34, respectively	1,486	1,543
Other noncurrent assets	1,898	2,109
Noncurrent assets of discontinued operations and held-for-sale businesses	—	882
Total other assets	6,558	7,473
TOTAL ASSETS	$36,974	$36,470
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,434	$1,571
Accrued interest	249	236
Accrued and other liabilities	2,082	2,286
Non-recourse debt, including $190 and $258, respectively, related to variable interest entities (see Note 7)	1,610	2,172
Current liabilities of discontinued operations and held-for-sale businesses	841	661
Total current liabilities	6,216	6,926
NONCURRENT LIABILITIES
Recourse debt (see Note 7)	4,909	4,966
Non-recourse debt, including $1,059 and $1,531, respectively, related to variable interest entities (see Note 7)	14,261	12,943
Deferred income taxes	1,036	1,090
Pension and other post-retirement liabilities (see Note 9)	1,054	919
Other noncurrent liabilities	3,072	2,794
Noncurrent liabilities of discontinued operations and held-for-sale businesses	—	123
Total noncurrent liabilities	24,332	22,835
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	753	538
EQUITY (see Note 10)
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 815,894,592 issued and 659,001,121 outstanding at June 30, 2016 and 815,846,621 issued and 666,808,790 outstanding at December 31, 2015)	8	8
Additional paid-in capital	8,714	8,718
Retained earnings (accumulated deficit)	(284)	143
Accumulated other comprehensive loss	(3,768)	(3,883)
Treasury stock, at cost (156,893,471 shares at June 30, 2016 and 149,037,831 at December 31, 2015)	(1,904)	(1,837)
Total AES Corporation stockholders’ equity	2,766	3,149
NONCONTROLLING INTERESTS	2,907	3,022
Total equity	5,673	6,171
TOTAL LIABILITIES AND EQUITY	$36,974	$36,470
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except per share amounts)
Revenue:
Regulated	$1,565	$1,794	$3,141	$3,628
Non-Regulated	1,664	1,862	3,359	3,786
Total revenue	3,229	3,656	6,500	7,414
Cost of Sales:
Regulated	(1,431)	(1,432)	(2,898)	(2,989)
Non-Regulated	(1,224)	(1,469)	(2,519)	(2,949)
Total cost of sales	(2,655)	(2,901)	(5,417)	(5,938)
Operating margin	574	755	1,083	1,476
General and administrative expenses	(47)	(50)	(95)	(105)
Interest expense	(390)	(287)	(732)	(630)
Interest income	138	116	255	195
Gain (loss) on extinguishment of debt	—	(117)	4	(141)
Other expense	(21)	(12)	(29)	(29)
Other income	12	15	25	30
Gain (loss) on disposal and sale of businesses	(17)	—	30	—
Asset impairment expense	(235)	(37)	(394)	(45)
Foreign currency transaction gains (losses)	(36)	13	4	(8)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	(22)	396	151	743
Income tax benefit (expense)	7	(123)	(90)	(223)
Net equity in earnings of affiliates	7	1	14	15
INCOME (LOSS) FROM CONTINUING OPERATIONS	(8)	274	75	535
Income (loss) from operations of discontinued businesses, net of income tax (expense) benefit of $(1), $3, $3 and $7, respectively	3	(10)	(6)	(17)
Net loss from disposal and impairments of discontinued businesses, net of income tax benefit of $401, $0, $401 and $0, respectively	(382)	—	(382)	—
NET INCOME (LOSS)	(387)	264	(313)	518
Less: Net income attributable to noncontrolling interests	(95)	(195)	(43)	(307)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(482)	$69	$(356)	$211
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(103)	$79	$32	$228
Loss from discontinued operations, net of tax	(379)	(10)	(388)	(17)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(482)	$69	$(356)	$211
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.16)	$0.11	$0.05	$0.33
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.57)	(0.01)	(0.59)	(0.03)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.73)	$0.10	$(0.54)	$0.30
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to The AES Corporation common stockholders, net of tax	$(0.16)	$0.11	$0.05	$0.33
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	(0.57)	(0.01)	(0.59)	(0.03)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$(0.73)	$0.10	$(0.54)	$0.30
DILUTED SHARES OUTSTANDING	659	695	662	701
DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.10	$0.11	$0.10
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
NET INCOME (LOSS)	$(387)	$264	$(313)	$518
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit of $1, $0, $1 and $0 respectively	120	77	248	(344)
Total foreign currency translation adjustments	120	77	248	(344)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $25, $(20), $46 and $(3), respectively	(93)	82	(157)	10
Reclassification to earnings, net of income tax expense of $4, $1, $1 and $3, respectively	3	7	2	19
Total change in fair value of derivatives	(90)	89	(155)	29
Pension activity:
Change in pension adjustments due to prior service cost, net of $0 income tax for all periods	—	—	1	—
Change in pension adjustments due to net actuarial loss for the period, net of $0 income tax for all periods	—	—	(1)	—
Reclassification to earnings due to amortization of net actuarial loss, net of income tax expense of $1, $2, $2 and $5, respectively	4	4	7	9
Total pension adjustments	4	4	7	9
OTHER COMPREHENSIVE INCOME (LOSS)	34	170	100	(306)
COMPREHENSIVE INCOME (LOSS)	(353)	434	(213)	212
Less: Comprehensive loss attributable to noncontrolling interests	(90)	(261)	(28)	(173)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(443)	$173	$(241)	$39
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$(313)	$518
Adjustments to net income:
Depreciation and amortization	586	597
Gain on sales and disposals of businesses	(30)	—
Impairment expenses	396	45
Deferred income taxes	(443)	17
Provisions for (reversals of) contingencies	21	(134)
(Gain) loss on extinguishment of debt	(4)	145
Loss on sales of assets	14	12
Impairments of discontinued operations and held-for-sale businesses	783	—
Other	79	70
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	366	(444)
(Increase) decrease in inventory	12	(54)
(Increase) decrease in prepaid expenses and other current assets	473	132
(Increase) decrease in other assets	(172)	(815)
Increase (decrease) in accounts payable and other current liabilities	(557)	179
Increase (decrease) in income tax payables, net and other tax payables	(255)	(131)
Increase (decrease) in other liabilities	407	453
Net cash provided by operating activities	1,363	590
INVESTING ACTIVITIES:
Capital expenditures	(1,255)	(1,168)
Acquisitions, net of cash acquired	(11)	(18)
Proceeds from the sale of businesses, net of cash sold	156	2
Sale of short-term investments	2,762	2,460
Purchase of short-term investments	(2,806)	(2,270)
Increase in restricted cash, debt service reserves and other assets	(142)	(51)
Other investing	(30)	(25)
Net cash used in investing activities	(1,326)	(1,070)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	664	361
Repayments under the revolving credit facilities	(681)	(359)
Issuance of recourse debt	500	575
Repayments of recourse debt	(611)	(915)
Issuance of non-recourse debt	1,534	1,940
Repayments of non-recourse debt	(1,054)	(1,457)
Payments for financing fees	(55)	(40)
Distributions to noncontrolling interests	(236)	(113)
Contributions from noncontrolling interests	94	97
Proceeds from the sale of redeemable stock of subsidiaries	134	461
Dividends paid on AES common stock	(145)	(141)
Payments for financed capital expenditures	(87)	(84)
Purchase of treasury stock	(79)	(307)
Other financing	(21)	(29)
Net cash used in financing activities	(43)	(11)
Effect of exchange rate changes on cash	8	(19)
Decrease in cash of discontinued operations and held-for-sale businesses	6	12
Total increase (decrease) in cash and cash equivalents	8	(498)
Cash and cash equivalents, beginning	1,257	1,517
Cash and cash equivalents, ending	$1,265	$1,019
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$615	$665
Cash payments for income taxes, net of refunds	$347	$247
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through capital lease and other liabilities	$5	$10

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015
1. FINANCIAL STATEMENT PRESENTATION
The prior-period condensed consolidated financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been reclassified to reflect the businesses held-for-sale and discontinued operations as discussed in Note 15—Discontinued Operations and Held-for-Sale Businesses.
Consolidation — In this Quarterly Report the terms “AES,” “the Company,” “us” or “we” refer to the consolidated entity including its subsidiaries and affiliates. The terms “The AES Corporation” or “the Parent Company” refer only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. Furthermore, variable interest entities (“VIEs”) in which the Company has a variable interest have been consolidated where the Company is the primary beneficiary. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation.
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2015 audited consolidated financial statements and notes thereto, which are included in the 2015 Form 10-K filed with the SEC on February 23, 2016 (the “2015 Form 10-K”).
New Accounting Pronouncements — The following table provides a brief description of recent accounting pronouncements that had and/or could have a material impact on the Company’s consolidated financial statements:

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
2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost to an expected loss model rather than an incurred loss model. It also allows for the presentation of credit losses on available-for-sale debt securities as an allowance rather than a write down. Transition method: various.
		January 1, 2020 Early adoption is permitted only as of January 1, 2019.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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
2016-05, Derivatives and Hedging (Topic 815) — Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. Transition method: prospective or a modified retrospective basis.
		January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
2016-02, Leases (Topic 842)
The standard creates Topic 842, Leases, which supersedes Topic 840, Leases. It introduces a lessee model that brings substantially all leases onto the balance sheet while retaining most of the principles of the existing lessor model in U.S. GAAP and aligning many of those principles with ASC 606, Revenue from Contracts with Customers. Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-01, Financial Instruments — Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Also, it amends certain disclosure requirements associated with the fair value of financial instruments. Transition method: cumulative effect in Retained Earnings as of adoption or prospectively for equity investments without readily determinable fair value.
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
2014-09, 2016-08, 2016-10, 2016-12 Revenue from Contracts with Customers (Topic 606),
The Revenue from Contracts with Customers standard provides a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The standard contains principles to determine the measurement and timing of revenue recognition. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amendments to the standard provide further clarification on contract revenue recognition specifically related to the implementation of the principal versus agent evaluation, the identification of performance obligations, clarification on accounting for licenses of intellectual property, and allows for the election to account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	June 30, 2016	December 31, 2015
Fuel and other raw materials	$312	$343
Spare parts and supplies	343	328
Total	$655	$671
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

Recurring Measurements — The following table presents, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated (in millions). For the Company’s investments in marketable debt and equity securities, the security classes presented are determined based on the nature and risk of the security and are consistent with how the Company manages, monitors and measures its marketable securities:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
AVAILABLE FOR SALE:
Debt securities:
Unsecured debentures	$—	$299	$—	$299	$—	$318	$—	$318
Certificates of deposit	—	213	—	213	—	129	—	129
Government debt securities	—	9	—	9	—	28	—	28
Subtotal	—	521	—	521	—	475	—	475
Equity securities:
Mutual funds	—	24	—	24	—	15	—	15
Subtotal	—	24	—	24	—	15	—	15
Total available for sale	—	545	—	545	—	490	—	490
TRADING:
Equity securities:
Mutual funds	16	—	—	16	15	—	—	15
Total trading	16	—	—	16	15	—	—	15
DERIVATIVES:
Cross-currency derivatives	—	1	—	1	—	—	—	—
Foreign currency derivatives	—	46	271	317	—	35	292	327
Commodity derivatives	—	53	13	66	—	41	7	48
Total derivatives	—	100	284	384	—	76	299	375
TOTAL ASSETS	$16	$645	$284	$945	$15	$566	$299	$880
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$104	$421	$525	$—	$54	$304	$358
Cross-currency derivatives	—	39	—	39	—	43	—	43
Foreign currency derivatives	—	66	—	66	—	41	15	56
Commodity derivatives	—	56	2	58	—	29	4	33
Total derivatives	—	265	423	688	—	167	323	490
TOTAL LIABILITIES	$—	$265	$423	$688	$—	$167	$323	$490

As of June 30, 2016, all AFS debt securities had stated maturities within one year. Gains and losses on the sale of investments are determined using the specific-identification method. For the three and six months ended June 30, 2016 and 2015 no other-than-temporary impairments of marketable securities were recognized in earnings or OCI. The table below presents gross proceeds from the sale of available for sale securities during the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross proceeds from sale of AFS securities	$785	$1,170	$2,404	$2,180
The following tables present a reconciliation of net derivative assets and liabilities by type measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015 (in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended June 30, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(416)	$290	$—	$(126)
Total realized and unrealized gains (losses):
Included in earnings	—	(31)	2	(29)
Included in other comprehensive income — derivative activity	(80)	—	—	(80)
Included in other comprehensive income — foreign currency translation activity	1	(4)	—	(3)
Included in regulatory (assets) liabilities	—	—	11	11
Settlements	21	(3)	(2)	16
Transfers of liabilities into Level 3	(17)	—	—	(17)
Transfers of liabilities out of Level 3	70	19	—	89
Balance at the end of the period	$(421)	$271	$11	$(139)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$1	$(28)	$2	$(25)

Three Months Ended June 30, 2015	Interest Rate	Foreign Currency	Commodity	Cross Currency	Total
Balance at the beginning of the period	$(302)	$223	$4	$(33)	$(108)
Total realized and unrealized gains (losses):
Included in earnings	—	7	—	—	7
Included in other comprehensive income — derivative activity	57	—	—	—	57
Included in other comprehensive income — foreign currency translation activity	(4)	(6)	—	—	(10)
Included in regulatory liabilities	—	—	8	—	8
Settlements	5	(2)	5	1	9
Transfers of liabilities out of Level 3	53	—	—	32	85
Balance at the end of the period	$(191)	$222	$17	$—	$48
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$5	$(1)	$—	$4

Six Months Ended June 30, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(304)	$277	$3	$(24)
Total realized and unrealized gains (losses):
Included in earnings	2	16	2	20
Included in other comprehensive income — derivative activity	(174)	5	—	(169)
Included in other comprehensive income — foreign currency translation activity	(1)	(38)	—	(39)
Included in regulatory liabilities	—	—	11	11
Settlements	37	(5)	(5)	27
Transfers of liabilities into Level 3	(51)	—	—	(51)
Transfers of liabilities out of Level 3	70	16	—	86
Balance at the end of the period	$(421)	$271	$11	$(139)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$5	$17	$2	$24

Six Months Ended June 30, 2015	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(210)	$209	$6	$5
Total realized and unrealized gains (losses):
Included in earnings	—	30	2	32
Included in other comprehensive income — derivative activity	3	—	—	3
Included in other comprehensive income — foreign currency translation activity	7	(13)	—	(6)
Included in regulatory liabilities	—	—	8	8
Settlements	9	(4)	1	6
Balance at the end of the period	$(191)	$222	$17	$48
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$26	$2	$28
The table below summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of June 30, 2016 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Avg)
Interest rate	$(421)	Subsidiaries’ credit spreads	2.9% to 11.2% (4.4%)
Foreign currency:
Argentine Peso	271	Argentine Peso to USD currency exchange rate after one year	18.6 to 35.2 (26.8)
Other	11
Total	$(139)
Nonrecurring Measurements
When evaluating impairment of long-lived assets and equity method investments, the Company measures fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to its then-latest available carrying amount. The following table summarizes our major categories of assets and liabilities measured at fair value on a nonrecurring basis and their level within the fair value hierarchy (in millions):

Six Months Ended June 30, 2016	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
DPL	06/30/2016	$324	$—	$—	$89	$235
Buffalo Gap II	03/31/2016	251	—	—	92	159
Discontinued operations and held-for-sale businesses: (3)
Sul	06/30/2016	1,581	—	470	—	783

Six Months Ended June 30, 2015	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
UK Wind	06/30/2015	$38	$—	$1	$—	$37
Other	Various	29	—	21	—	8
Equity method investments:
Solar Spain	02/09/2015	29	—	—	29	—
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	See Note 13—Asset Impairment Expense for further information.

(3)
Per the Company’s policy, pre-tax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 15—Discontinued Operations and Held-for-Sale Businesses for further information.

The following table summarizes the significant unobservable inputs used in the Level 3 measurement on a nonrecurring basis during the six months ended June 30, 2016 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
DPL	$89	Discounted cash flow	Annual revenue growth	-11% to 13% (1%)
			Annual pretax operating margin	-50% to 60% (5%)
			Weighted-average cost of capital	7% to 12%
Buffalo Gap II	$92	Discounted cash flow	Annual revenue growth	-17% to 21% (20%)
			Annual pretax operating margin	-166% to 48% (18%)
			Weighted-average cost of capital	9%
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The next table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, but for which fair value is disclosed:

		June 30, 2016
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$224	$316	$—	$—	$316
Liabilities:	Non-recourse debt	15,871	16,216	—	14,761	1,455
	Recourse debt	4,909	5,176	—	5,176	—

		December 31, 2015
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$238	$310	$—	$20	$290
Liabilities:	Non-recourse debt	15,115	15,592	—	13,325	2,267
	Recourse debt	4,966	4,696	—	4,696	—
_____________________________

(1)
These amounts principally relate to amounts due from CAMMESA, and are included in Noncurrent assets—Other in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $24 million and $27 million as of June 30, 2016 and December 31, 2015, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There are no changes to the information disclosed in Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2015 Form 10-K.

Volume of Activity — The following table presents the Company’s significant outstanding notional (in millions) by type of derivative as of June 30, 2016, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Derivatives	Current Notional Translated to USD	Latest Maturity
Interest Rate (LIBOR and EURIBOR)	$3,267	2033
Cross-Currency Swaps (Chilean Unidad de Fomento and Chilean Peso)	375	2029
Foreign Currency:
Argentine Peso	161	2026
Chilean Unidad de Fomento	264	2019
Others, primarily with weighted average remaining maturities of a year or less	861	2018
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of June 30, 2016 and December 31, 2015 (in millions):

Fair Value	June 30, 2016			December 31, 2015
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Cross-currency derivatives	$1	$—	$1	$—	$—	$—
Foreign currency derivatives	10	307	317	8	319	327
Commodity derivatives	27	39	66	30	18	48
Total assets	$38	$346	$384	$38	$337	$375
Liabilities
Interest rate derivatives	$524	$1	$525	$358	$—	$358
Cross-currency derivatives	39	—	39	43	—	43
Foreign currency derivatives	36	30	66	35	21	56
Commodity derivatives	26	32	58	12	21	33
Total liabilities	$625	$63	$688	$448	$42	$490

	June 30, 2016		December 31, 2015
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$104	$172	$86	$144
Noncurrent	280	516	289	346
Total	$384	$688	$375	$490

Credit Risk-Related Contingent Features (1)			June 30, 2016	December 31, 2015
Present value of liabilities subject to collateralization			$68	$58
Cash collateral held by third parties or in escrow			$34	$38
 _____________________________

(1)	Based on the credit rating of certain subsidiaries
Earnings and Other Comprehensive (Loss) Income — The next table presents (in millions) the pretax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective portion of cash flow hedges:
Gain (Losses) recognized in AOCL
Interest rate derivatives	$(90)	$94	$(220)	$(4)
Cross-currency derivatives	(11)	1	(3)	1
Foreign currency derivatives	(5)	(1)	(5)	1
Commodity derivatives	(12)	8	25	15
Total	$(118)	$102	$(203)	$13
Gain (Losses) reclassified from AOCL into earnings
Interest rate derivatives	$(26)	$(16)	$(55)	$(40)
Cross-currency derivatives	1	—	10	(1)
Foreign currency derivatives	2	2	4	8
Commodity derivatives	16	6	38	11
Total	$(7)	$(8)	$(3)	$(22)
Gain (Losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$—	$(1)	$2	$(3)
Not designated as hedging instruments:
Foreign currency derivatives	(24)	7	15	39
Commodity derivatives and Other	(9)	—	(17)	(8)
Total	$(33)	$7	$(2)	$31

				Twelve Months Ended June 30, 2017
AOCL expected to decrease pre-tax income from continuing operations (1)				$119
_____________________________

(1)	Primarily due to interest rate derivatives

5. FINANCING RECEIVABLES
Financing receivables are defined as receivables with contractual maturities of greater than one year. The Company’s financing receivables are primarily related to amended agreements or government resolutions that are due from CAMMESA. Presented below are financing receivables by country as of the periods indicated (in millions):

	June 30, 2016	December 31, 2015
Argentina	$218	$237
United States	21	20
Brazil	9	7
Total long-term financing receivables	$248	$264
Argentina — Collection of the principal and interest on these receivables is subject to various business risks and uncertainties including, but not limited to, the completion and operation of power plants which generate cash for payments of these receivables, regulatory changes that could impact the timing and amount of collections, and economic conditions in Argentina. The Company monitors these risks, including the credit ratings of the Argentine government, on a quarterly basis to assess the collectability of these receivables. The Company accrues interest on these receivables once the recognition criteria have been met. The Company’s collection estimates are based on assumptions that it believes to be reasonable but are inherently uncertain. Actual future cash flows could differ from these estimates.
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Six Months Ended June 30,
50%-or-less-Owned Affiliates	2016	2015
Revenue	$286	$357
Operating margin	69	86
Net income	30	35
7. DEBT
Recourse Debt
In May 2016, the Company issued $500 million aggregate principal amount of 6.00% senior notes due 2026. The Company used these proceeds to redeem at par $495 million aggregate principal of its existing LIBOR + 3.00% senior unsecured notes due 2019. As a result of the latter transaction, the Company recognized a net loss on extinguishment of debt of $4 million for the three and six months ended June 30, 2016 that is included in the Condensed Consolidated Statement of Operations.
In January 2016, the Company redeemed $125 million of its senior unsecured notes outstanding. The repayment included a portion of the 7.375% senior notes due in 2021, the 4.875% senior notes due in 2023, the 5.5% senior notes due in 2024, the 5.5% senior notes due in 2025 and the floating rate senior notes due in 2019. As a result of these transactions, the Company recognized a net gain on extinguishment of debt of $7 million for the six months ended June 30, 2016 that is included in the Condensed Consolidated Statement of Operations.
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

Non-Recourse Debt
During the six months ended June 30, 2016, the Company’s subsidiaries engaged in the following significant debt transactions:

Subsidiary	Issuances	Repayments	Gain (Loss) on Extinguishment of Debt
IPALCO	$573	$(390)	$—
Gener	575	(228)	7
Andres	220	(180)	(2)
Los Mina	118	—	—
Itabo Opco	100	(70)	(1)
Maritza	18	(106)	—
Other	171	(398)	(3)
	$1,775	$(1,372)	$1
Non-recourse debt in default — The following table summarizes the Company’s subsidiary non-recourse debt in default as of June 30, 2016 (in millions). Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
Kavarna (Bulgaria)	Covenant	$133	$46
Sogrinsk (Kazakhstan)	Covenant	5	6
		$138
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
In the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the Parent Company’s corporate debt agreements, there could be a cross-default to the Company’s recourse debt. A material subsidiary is defined in the Parent Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of June 30, 2016, none of the defaults listed above individually or in the aggregate result in or are at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment and bankruptcy defaults would preclude the making of any restricted payments.
8. COMMITMENTS AND CONTINGENCIES
Guarantees, Letters of Credit and Commitments — In connection with certain project financing, acquisition, power purchase and other agreements, the Parent Company has expressly undertaken limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. In the normal course of business, the Parent Company has entered into various agreements, mainly guarantees and letters of credit, to provide financial or performance assurance to third parties on behalf of AES subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise achieved by a business on a stand-alone basis, thereby facilitating the availability of sufficient credit to accomplish their intended business purposes. Most of the contingent obligations relate to future performance commitments which the Company or its businesses expect to fulfill within the normal course of business. The expiration dates of these guarantees vary from less than one year to more than 18 years.
Presented below is the Parent Company’s current undiscounted exposure to guarantees and the potential range of maximum undiscounted exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The table below summarizes the Parent Company’s contingent contractual obligations as of June 30, 2016 (in millions, except range amounts).

Contingent Contractual Obligations	Amount	No. of Agreements	Maximum Exposure Range for Each Agreement
Guarantees and commitments	$416	15	<$1 — 53
Letters of credit under the unsecured credit facility	75	4	$2 — 29
Asset sale related indemnities (1)	27	1	$27
Cash collateralized letters of credit	2	1	$3
Letters of credit under the senior secured credit facility	7	18	<$1 — 1
Total	$527	39
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the six months ended June 30, 2016, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of June 30, 2016 and December 31, 2015, the Company had recognized liabilities of $10 million for both periods, relating to projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation with current legislation or costs for new legislation introduced could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of June 30, 2016. In aggregate, the Company estimates the potential losses related to environmental matters, where estimable, to be up to $22 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recognized aggregate liabilities for all claims of approximately $208 million and $179 million as of June 30, 2016 and December 31, 2015, respectively. Recognized aggregate liabilities for these claims are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to labor and employment, non-income tax and customer disputes in international jurisdictions, principally Brazil where there are a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The AES subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
The Company believes, based upon information it currently possesses and taking into account established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2016. The material contingencies where a loss is reasonably possible primarily include (1) claims under financing agreements, including the Eletrobrás case (see Part II—Item 1—Legal Proceedings of this Form 10-Q); (2) disputes with offtakers, suppliers and EPC contractors; (3) alleged violation of monopoly laws and regulations; (4) income tax and non-income tax matters with tax authorities; and (5) regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies is between $1.4 billion and $1.7 billion. Certain claims are in settlement negotiations. These claims considered reasonably possible do not include the amounts accrued, as discussed in the preceding paragraph, nor do they include income tax-related contingencies which are considered part of our uncertain tax positions.
Regulatory — During the fourth quarter of 2013, the Company recognized a regulatory liability of $269 million for a contingency related to an administrative ruling which required Eletropaulo to refund customers’ amounts due to the regulatory asset base. During the second half of 2014, Eletropaulo started refunding customers as part of the tariff. In January 2015, ANEEL updated the tariff to exclude any further customer refunds. On June 30, 2015, ANEEL included in the tariff reset the reimbursement to Eletropaulo of these amounts previously refunded to customers to begin in July 2015. During the second quarter of 2015, as a result of favorable events, management reassessed the contingency and determined that it no longer meets the recognition criteria under ASC 450 Contingencies. Management believes that it is now only reasonably possible that Eletropaulo will have to refund these amounts to customers. Accordingly, the Company reversed the remaining regulatory liability for this contingency of $161 million in the second quarter of 2015, which increased Regulated Revenue by $97 million and reduced Interest Expense by $64 million. Amounts related to this case are now included as part of our reasonably possible contingent range discussed in the preceding paragraph.
9. PENSION PLANS
Total pension cost and employer contributions were as follows for the periods indicated (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$3	$3	$4	$4	$6	$6	$8	$8
Interest cost	10	86	11	95	20	163	23	197
Expected return on plan assets	(16)	(55)	(17)	(66)	(33)	(105)	(34)	(138)
Amortization of prior service cost	2	—	2	—	4	—	4	—
Amortization of net loss	4	4	5	7	9	9	10	15
Total pension cost	$3	$38	$5	$40	$6	$73	$11	$82

					Six Months Ended June 30, 2016		Remainder of 2016 (Expected)
					U.S.	Foreign	U.S.	Foreign
Total employer contributions					$21	$59	$—	$38
10. EQUITY
Changes in Equity — The table below is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, noncontrolling interests (“NCI”) and total equity as of the periods indicated:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(in millions)	The Parent Company Stockholders’ Equity	NCI	Total Equity	The Parent Company Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$3,149	$3,022	$6,171	$4,272	$3,053	$7,325
Net income (loss)	(356)	43	(313)	211	307	518
Total foreign currency translation adjustment, net of income tax	193	55	248	(204)	(140)	(344)
Total change in derivative fair value, net of income tax	(80)	(75)	(155)	30	(1)	29
Total pension adjustments, net of income tax	2	5	7	2	7	9
Cumulative effect of a change in accounting principle	—	—	—	(5)	—	(5)
Acquisition of businesses (1)	—	—	—	—	16	16
Disposition of businesses	—	18	18	—	—	—
Distributions to noncontrolling interests	(2)	(187)	(189)	—	(119)	(119)
Contributions from noncontrolling interests	—	12	12	—	97	97
Dividends declared on common stock	(71)	—	(71)	(70)	—	(70)
Purchase of treasury stock	(79)	—	(79)	(307)	—	(307)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	12	—	12	17	—	17
Sale of subsidiary shares to noncontrolling interests	—	17	17	(82)	—	(82)
Acquisition of subsidiary shares from noncontrolling interests	(2)	(3)	(5)	—	—	—
Balance at the end of the period	$2,766	$2,907	$5,673	$3,864	$3,220	$7,084
 _____________________________

(1)
Fair value of a tax equity partner’s right to preferential returns as a result of the acquisition of Solar Power PR, LLC (Solar Puerto Rico), which was previously accounted for as an equity method investment.

Equity Transactions with Noncontrolling Interests
IPALCO — In March 2016, La Caisse de depot et placement du Quebec (“CDPQ”) completed its investment commitment in IPALCO by investing $134 million in IPALCO Enterprises, Inc. (“IPALCO”). As a result of this transaction, IPALCO is owned by AES U.S. Investments (82%) and CDPQ (18%), and AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%).
As a cumulative result of CDPQ’s investment transactions, the Company recognized an increase of $463 million to additional paid-in capital and a reduction to retained earnings of $463 million for the excess of the fair value of the shares over their book value. Additionally, $84 million in taxes and transaction costs were recognized as a net decrease to equity. Since the NCI is contingently redeemable, the total fair value of the consideration received of $594 million is classified in temporary equity as redeemable stock of subsidiaries on the Condensed Consolidated Balance Sheet as of June 30, 2016. No gain or loss was recognized in net income as the sale is not considered to be a sale of in-substance real estate. Any subsequent adjustments to allocate earnings and dividends to CDPQ will be classified as NCI within permanent equity and adjustments to the amount in temporary equity will occur only if and when it is probable that the shares will become redeemable. As the Company maintained control after the sale, IPALCO continues to be accounted for as a consolidated subsidiary within the US SBU reportable segment.
Jordan — On February 18, 2016, the Company completed the sale of 40% of its interest in a wholly owned subsidiary in Jordan which owns a controlling interest in the Jordan IPP4 gas-fired plant, for $21 million. The transaction was accounted for as a sale of in-substance real estate and a pretax gain of $4 million, net of transaction costs, was recognized in net income. The cash proceeds from the sale are reflected in Proceeds from the sale of businesses, net of cash sold on the Consolidated Statement of Cash Flows for the period ended June 30, 2016. After completion of the sale, the Company has a 36% net ownership interest in Jordan IPP4 and will continue to manage and operate the plant, with 40% owned by Mitsui Ltd. and 24% owned by Nebras Power Q.S.C. As the Company maintained control after the sale, Jordan IPP4 continues to be consolidated by the Company within the Europe SBU reportable segment.
Deconsolidations
UK Wind — During the second quarter of 2016, the Company determined it no longer had control of its wind development projects in the United Kingdom (“UK Wind”) as the Company no longer held seats on the board of directors. In accordance with the accounting guidance, UK Wind was deconsolidated and a loss on deconsolidation of $20 million was recorded to Gain (loss) on disposal and sale of businesses in the Condensed Consolidated Statement of Operations to write off the Company’s non-controlling interest in the project. The UK Wind projects were reported in the Europe SBU reportable segment.
Accumulated Other Comprehensive Loss — See below for the changes in AOCL by component, net of tax and NCI, for the six months ended June 30, 2016 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(3,256)	$(353)	$(274)	$(3,883)
Other comprehensive income (loss) before reclassifications	193	(83)	—	110
Amount reclassified to earnings	—	3	2	5
Other comprehensive income (loss)	193	(80)	2	115
Balance at the end of the period	$(3,063)	$(433)	$(272)	$(3,768)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Condensed Consolidated Statements of Operations:

Details About	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
AOCL Components		2016	2015	2016	2015

Unrealized derivative gains (losses), net
	Non-regulated revenue	$32	$10	$74	$15
	Non-regulated cost of sales	(16)	(5)	(37)	(5)
	Interest expense	(32)	(15)	(61)	(40)
	Foreign currency transaction gains (losses)	9	2	21	8
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(7)	(8)	(3)	(22)
	Income tax benefit (expense)	4	1	1	3
	Income (loss) from continuing operations	(3)	(7)	(2)	(19)
	Less: Net income attributable to noncontrolling interests	—	4	(1)	7
	Net income (loss) attributable to The AES Corporation	$(3)	$(3)	$(3)	$(12)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(5)	$(6)	$(9)	$(14)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(5)	(6)	(9)	(14)
	Income tax benefit (expense)	1	2	2	5
	Income (loss) from continuing operations	(4)	(4)	(7)	(9)
	Less: Net income attributable to noncontrolling interests	3	3	5	7
	Net income (loss) attributable to The AES Corporation	$(1)	$(1)	$(2)	$(2)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(4)	$(4)	$(5)	$(14)
Common Stock Dividends — The Company paid dividends of $0.11 per outstanding share to its common stockholders during both the first and second quarter of 2016 for dividends declared in December 2015 and February 2016 respectively.
Stock Repurchase Program — During the six months ended June 30, 2016, the Parent Company repurchased 8.7 million shares of its common stock at a total cost of $79 million under the existing stock repurchase program (the “Program”). The cumulative repurchases from the commencement of the Program in July 2010 through June 30, 2016 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of June 30, 2016, $264 million remained available for repurchase under the

Program.
11. SEGMENTS
The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is organized by geographic regions which provides a socio-political-economic understanding of our business. The management reporting structure is organized by six SBUs led by our President and Chief Executive Officer: US; Andes; Brazil; MCAC; Europe; and Asia SBUs. Using the accounting guidance on segment reporting, the Company determined that it has six reportable segments corresponding to its six SBUs.
Corporate and Other — Corporate overhead costs which are not directly associated with the operations of our six reportable segments are included in “Corporate and Other.” Also included are certain intercompany charges such as self-insurance premiums which are fully eliminated in consolidation.
The Company uses Adjusted PTC as its primary segment performance measure. Adjusted PTC, a non-GAAP measure, is defined by the Company as pretax income from continuing operations attributable to AES excluding (1) unrealized gains or losses related to derivative transactions, (2) unrealized foreign currency gains or losses, (3) gains or losses due to dispositions and acquisitions of business interests, (4) losses due to impairments, and (5) costs due to the early retirement of debt. The Company has concluded that Adjusted PTC best reflects the underlying business performance of the Company and is the most relevant measure considered in the Company’s internal evaluation of the financial performance of its segments. Additionally, given its large number of businesses and complexity, the Company concluded that Adjusted PTC is a more transparent measure that better assists investors in determining which businesses have the greatest impact on the Company’s results.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2016	2015	2016	2015
US SBU	$811	$831	$1,666	$1,828
Andes SBU	575	630	1,197	1,242
Brazil SBU	895	1,113	1,734	2,217
MCAC SBU	530	601	1,049	1,199
Europe SBU	222	299	468	629
Asia SBU	201	187	395	306
Corporate and Other	1	6	2	10
Eliminations	(6)	(11)	(11)	(17)
Total Revenue	$3,229	$3,656	$6,500	$7,414

	Three Months Ended June 30,		Six Months Ended June 30,
Total Adjusted PTC	2016	2015	2016	2015
US SBU	$58	$56	$143	$162
Andes SBU	84	81	145	172
Brazil SBU	7	51	12	82
MCAC SBU	75	106	123	156
Europe SBU	34	41	103	126
Asia SBU	26	30	48	42
Corporate and Other	(124)	(105)	(229)	(218)
Total Adjusted PTC	$160	$260	345	522
Reconciliation to Income (loss) from Continuing Operations before Taxes and Equity Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative (losses) gains	(30)	2	4	17
Unrealized foreign currency (losses) gains	(17)	4	(9)	(43)
Disposition/acquisition (losses) gains	(17)	4	2	9
Impairment losses	(235)	(30)	(285)	(36)
Loss on extinguishment of debt	(6)	(112)	(6)	(138)
Pretax contribution	$(145)	$128	$51	$331
Add: Income from continuing operations before taxes attributable to noncontrolling interests	130	269	114	427
Less: Net equity in earnings of affiliates	7	1	14	15
Income (loss) from continuing operations before taxes and equity in earnings of affiliates	$(22)	$396	151	743

Total Assets	June 30, 2016	December 31, 2015
US SBU	$9,705	$9,800
Andes SBU	8,755	8,594
Brazil SBU	6,085	5,209
MCAC SBU	5,146	4,820
Europe SBU	2,807	3,101
Asia SBU	3,126	3,099
Assets of discontinued operations and held-for-sale businesses	1,048	1,306
Corporate and Other	302	541
Total Assets	$36,974	$36,470
12. OTHER INCOME AND EXPENSE
Other income generally includes gains on asset sales and liability extinguishments, favorable judgments on contingencies, and other income from miscellaneous transactions. Other expense generally includes losses on asset sales and dispositions, losses on legal contingencies and losses from other miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Other Income	Allowance for funds used during construction (US utilities)	$7	$3	$14	$7
	Gain on sale of assets	1	6	3	11
	Other	4	6	8	12
	Total other income	$12	$15	$25	$30

Other Expense	Loss on sale and disposal of assets	$9	$7	$14	$20
	Water rights write-off	6	—	7	—
	Legal settlement	4	5	4	8
	Other	2	—	4	1
	Total other expense	$21	$12	$29	$29
13. ASSET IMPAIRMENT EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Buffalo Gap II	$—	$—	$159	$—
UK Wind	—	37	—	37
DPL	235	—	235	—
Other	—	—	—	8
Total asset impairment expense	$235	$37	$394	$45
DPL — During the second quarter of 2016, the Company tested the recoverability of its long-lived generation assets at DPL. Uncertainty created by the Supreme Court of Ohio’s June 20, 2016 opinion, lower expectations of future revenue resulting from the most recent PJM capacity auction, and higher anticipated environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. The Company performed a long-lived asset impairment analysis and determined that the carrying amount of Killen, a coal-fired generation facility, and certain DPL peaking generation facilities were not recoverable. The Killen and DPL peaking generation asset groups were determined to have a fair value of $84 million and $5 million, respectively, using the income approach. As a result, the Company recognized a total asset impairment expense of $235 million. DPL is reported in the US SBU reportable segment.
Buffalo Gap II — During the first quarter of 2016, the Company tested the recoverability of its long-lived assets at Buffalo Gap II. Impairment indicators were identified based on a decline in forward power curves. The Company determined that the carrying amount was not recoverable. The Buffalo Gap II asset group was determined to have a fair value of 92 million using the income approach. As a result, the Company recognized an asset impairment expense of $159 million ($49 million attributable to AES). Buffalo Gap II is reported in the US SBU reportable segment.
UK Wind — During the second quarter of 2015, the Company decided to no longer pursue two wind projects in the United Kingdom based on recent regulatory clarifications specific to these projects, resulting in a full impairment. Impairment indicators were also identified at four other wind projects based on their development status and a reassessment of the likelihood that each project would be pursued given aviation concerns, regulatory changes, economic considerations and other factors. The Company determined that the carrying amounts of each of these asset groups, which totaled $38 million, were not recoverable. In aggregate, the asset groups were determined to have a fair value of $1 million using the market approach and, as a result, the Company recognized an asset impairment expense of $37 million. The UK Wind projects were reported in the Europe SBU reportable segment.

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
15. DISCONTINUED OPERATIONS AND HELD-FOR-SALE BUSINESSES
Discontinued Operations
Sul — In June 2016, the Company executed an agreement for the sale of its wholly-owned subsidiary AES Sul, a distribution business in Brazil. Upon meeting the held-for-sale criteria, the Company recognized an after tax loss of $382 million comprised of a pretax impairment charge of $783 million, offset by a tax benefit of $266 million related to the impairment of the Sul long lived assets and a tax benefit of $135 million for deferred taxes related to the investment in AES Sul. The carrying value of the AES Sul asset group of $1.6 billion was greater than its approximate fair value less costs to sell of $470 million. However, the impairment charge was limited to the carrying value of the long lived assets of the AES Sul disposal group as of June 30, 2016. The sale is subject to regulatory approval and is expected to close in the second half of 2016.
Upon disposal of AES Sul, we expect to incur an additional after tax loss on sale of approximately $700 million subject to factors such as adjustments to sales proceeds and potential future movements in exchange rates. The cumulative impact to earnings of the impairment and loss on sale is expected to be approximately $1.1 billion. This includes the reclassification of approximately $1 billion of cumulative translation losses, resulting in an expected net reduction to the Company’s stockholders’ equity of approximately $100 million.
Due to a recent portfolio evaluation, we determined that AES Sul is no longer aligned with our strategic goals and its disposal is part of a strategic shift of the Company in the Brazil distribution sector. Therefore, we have reported the results of operations and financial position of Sul as discontinued operations in the consolidated financial statements for all periods presented. Sul’s pretax loss attributable to AES was $779 million and $792 million, respectively, for the three and six months ended June 30, 2016, and $13 million and $24 million, respectively, for the three and six months ended June 30, 2015. Prior to its classification as discontinued operations, Sul was reported in the Brazil SBU reportable segment.
The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations and held-for-sale businesses at June 30, 2016 and December 31, 2015:

(in millions)	June 30, 2016	December 31, 2015
Assets of discontinued operations and held-for-sale businesses:
Cash and cash equivalents	$5	$5
Short-term investments	78	15
Accounts receivable, net of allowance for doubtful accounts of $18 and $8 respectively	183	171
Property, plant and equipment and intangibles, net	837	668
Deferred income taxes	594	133
Other classes of assets that are not major	188	218
Loss recognized on classification as held-for-sale (3)	(837)	—
Total assets of discontinued operations	$1,048	$1,210
Other assets of businesses classified as held-for-sale (2)	—	96
Total assets of discontinued operations and held-for-sale businesses (1)	$1,048	$1,306

Liabilities of discontinued operations and held-for-sale businesses:
Accounts payable	$133	$150
Accrued interest	20	15
Accrued and other liabilities	151	150
Non-recourse debt	373	346
Other classes of liabilities that are not major	164	110
Total liabilities of discontinued operations	$841	$771
Other liabilities of businesses classified as held-for-sale (2)	—	13
Total liabilities of discontinued operations and held-for-sale businesses (1)	$841	$784
 _____________________________

(1)	Amounts at December 31, 2015 are classified as both current and long-term on the Condensed Consolidated Balance Sheet.

(2)	DPLER and Kelanitissa classified as held-for-sale at December 31, 2015. See Note 16—Dispositions for further information.

(3)	Pre-tax impairment expense of $783 million is net of the impact from cumulative translation adjustments.

The following table summarizes the carrying amounts of the major line items constituting losses from discontinued operations for the three and six months ended June 30, 2016 and 2015:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Loss from discontinued operations, net of tax:	2016	2015	2016	2015
Revenue - regulated	$219	$202	$419	$428
Cost of sales	(204)	(203)	(408)	(428)
Asset impairment expense	(783)	—	(783)	—
Other income and expense items that are not major	(11)	(12)	(20)	(24)
Pretax loss from discontinued operations	(779)	(13)	(792)	(24)
Income tax benefit	400	3	404	7
Loss from discontinued operations, net of tax	$(379)	$(10)	$(388)	$(17)
The following table summarizes the operating and investing cash flows from discontinued operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(in millions)	2016	2015
Cash flows from operating activities of discontinued operations	$57	$(47)
Cash flows from investing activities of discontinued operations	(84)	7
Held-For-Sale Businesses
U.S. wind projects — In November 2013, the Company executed an agreement for the sale of its 100% membership interests in three wind projects: Condon in California, Lake Benton I in Minnesota and Storm Lake II in Iowa. The sale transaction closed on January 30, 2014 and net proceeds of $27 million were received. These wind projects were previously reported in the US SBU reportable segment.
Under the terms of the sale agreement, the buyer was provided an option to purchase the Company's 100% interest in Armenia Mountain, a wind project in Pennsylvania, at a fixed price of $75 million. Approximately $3 million of the $27 million net proceeds was deferred and allocated to this option.
The buyer exercised the option on March 31, 2015 and the sale was completed on July 1, 2015. Accordingly, Armenia Mountain was classified as held-for-sale as of June 30, 2015, but did not meet the criteria to be reported as a discontinued operation. Armenia Mountain’s results were therefore reflected within continuing operations in the Condensed Consolidated Statements of Operations. Armenia Mountain’s pretax income attributable to AES was $2 million and $6 million, respectively, for the three and six months ended June 30, 2015. Armenia Mountain was reported in the US SBU reportable segment.
16. DISPOSITIONS
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
UK Wind — During the second quarter of 2016, the Company deconsolidated UK Wind and recorded a loss on deconsolidation of $20 million to Gain (loss) on disposal and sale of businesses in the Condensed Consolidated Statement of Operations. Prior to deconsolidation, UK Wind was reported in the Europe SBU reportable segment. See Note 10—Equity for additional information.
17. ACQUISITIONS
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

(in millions, except per share data)	2016			2015
Three Months Ended June 30,	Income	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders	$(103)	659	$(0.16)	$79	693	$0.11
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	—	—	—	2	—
DILUTED EARNINGS PER SHARE	$(103)	659	$(0.16)	$79	695	$0.11
Six Months Ended June 30,
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders	$32	660	$0.05	$228	698	$0.33
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE	$32	662	$0.05	$228	701	$0.33
For the three and six months ended June 30, 2016 and 2015, respectively, the calculation of diluted earnings per share excluded 8 million and 6 million outstanding stock awards which could potentially dilute basic earnings per share in the future. Additionally, for the three and six months ended June 30, 2016 and 2015, all 15 million shares of potential common stock associated with convertible debentures were omitted from the earnings per share calculation as the impact would have been anti-dilutive.
For the three months ended June 30, 2016, the calculation of diluted earnings per share also excluded 5 million outstanding restricted stock units, that could potentially dilute earnings per share in the future. These restricted units were not included in the computation of diluted earnings per share for three months ended June 30, 2016, because their impact would be anti-dilutive given the loss from continuing operations. Had the Company generated income from continuing operations in three months ended June 30, 2016, 3 million potential shares of common stock related to the restricted stock units would have been included in diluted average shares outstanding.
19. SUBSEQUENT EVENTS
In July 2016, the Company redeemed in full the $181 million balance of its 8% outstanding senior notes due 2017. As a result, the Company expects to recognize a loss on extinguishment of debt of approximately $16 million during the third quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “AES,” “the Company,” “us,” or “we” refer to the consolidated entity and all of its subsidiaries and affiliates, collectively. The term “The AES Corporation” or “the Parent Company” refers only to the publicly held holding company, The AES Corporation, excluding its subsidiaries and affiliates. The condensed consolidated financial statements included in Item 1.—Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our 2015 Form 10-K.
The prior-period condensed consolidated financial statements and management’s discussion and analysis in this Form 10-Q have been reclassified to reflect the businesses held-for-sale and discontinued operations as discussed in Note 15—Discontinued Operations and Held-for-Sale Businesses.
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
Key Topics in Management’s Discussion and Analysis — Our discussion covers the following:

•	Overview of Q2 2016 Results and Strategic Performance

•	Review of Consolidated Results of Operations

•	Non-GAAP Measures and SBU Performance Analysis

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity
Overview of Q2 2016 Results and Strategic Performance
Management’s Strategic Priorities — Management is focused on the following priorities:

•
Leveraging our platforms — We are focusing our growth on platform expansions in markets where we already operate and have a competitive advantage to realize attractive risk-adjusted returns. We currently have 3,921 MW under construction. These projects represent $7.8 billion in total capital expenditures, with the majority of AES’ $1.3 billion in equity already funded. These projects are expected to come on-line through 2019. Beyond the projects we currently have under construction, we will continue to advance select projects from our development pipeline.

•
Reducing complexity — By exiting businesses and markets where we do not have a competitive advantage, we are simplifying our portfolio and reducing risk. Year-to-date 2016, we announced or closed $540 million in equity proceeds from the sales or sell-downs of six businesses.

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

•
Expanding access to capital — We are building strategic partnerships at the project and business levels. Through these partnerships, we aim to optimize our risk-adjusted returns in our existing businesses and growth projects. By selling down portions of certain businesses, we can adjust our global exposure to commodity, fuel, country and other macroeconomic risks. Partial sell-downs of our assets can also serve to highlight or enhance the value of businesses in our portfolio.

•
Allocating capital in a disciplined manner — Our top priority is to maximize risk-adjusted returns to our shareholders, which we achieve by investing our discretionary cash and recycling the capital we receive from asset sales and strategic partnerships. Year-to-date 2016, we generated substantial cash by executing on our strategy, which we allocated in line with our capital allocation framework:

◦	Used $312 million to prepay and refinance the Parent Company debt;

◦	Returned $224 million to shareholders through share repurchases and quarterly dividends; and

◦	Invested $248 million in our subsidiaries.
Safe Operations
Safety is our first value and a top priority. We consistently analyze and evaluate our safety performance in order to capture lessons learned and strengthen mitigation plans that improve our safety performance.
Q2 2016 Strategic Performance
Earnings Per Share and Proportional Free Cash Flow Results in Q2 2016 (in millions, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	$ Change	% Change
Diluted earnings per share from continuing operations	$(0.16)	$0.11	$(0.27)	NM	$0.05	$0.33	$(0.28)	-85%
Adjusted EPS (a non-GAAP measure) (1)	0.17	0.26	(0.09)	-35%	0.32	0.52	(0.20)	-38%
Net cash provided by operating activities	723	153	570	NM	1,363	590	773	NM
Proportional free cash flow (a non-GAAP measure) (1)	417	62	355	NM	670	327	343	NM
_____________________________

(1)	See Item 2.—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
Three Months Ended June 30, 2016
Diluted earnings per share from continuing operations decreased $0.27, to a loss of $0.16, primarily due to lower operating margin at our Brazil and MCAC SBUs, higher impairment expense, higher interest expense and unfavorable foreign currency exchange; partially offset by lower share count and lower losses on extinguishment of debt.
Adjusted EPS, a non-GAAP measure, decreased $0.09, or 35%, to $0.17, primarily due to lower operating margins at our Brazil and MCAC SBUs, higher interest expense and unfavorable foreign currency exchange; partially offset by lower share count.
Net cash provided by operating activities increased by $570 million to $723 million, primarily driven by the collection of overdue receivables at Maritza and increased collections at our Brazil utilities, which were partially offset by the timing of payments for energy purchases at our Brazil utilities.
Proportional Free Cash Flow, a non-GAAP measure, increased by $355 million to $417 million, primarily driven by the collection of overdue receivables at Maritza, increased collections at our Brazil utilities, and lower working capital requirements. These increases were partially offset by a decrease in Adjusted Operating Margin (a non-GAAP measure).
Six Months Ended June 30, 2016
Diluted earnings per share from continuing operations decreased $0.28, or 85%, to $0.05, primarily due to lower operating margins at our Brazil, US, MCAC and Europe SBUs, higher impairment expense and higher interest expense; partially offset by lower share count, higher gains on extinguishment of debt, gain on sale of our interest in DPLER and higher interest income.

Adjusted EPS, a non-GAAP measure, decreased $0.20, or 38%, to $0.32, primarily due to lower operating margins at our Brazil, US, MCAC and Europe SBUs and higher interest expense; partially offset by lower share count and higher interest income.
Net cash provided by operating activities increased by $773 million to $1.4 billion, primarily driven by the collection of overdue receivables at Maritza and an increase in collections at our Brazil utilities, which were partially offset by the timing of payments for energy purchases at our Brazil utilities and lower net income adjusted for non-cash items.
Proportional Free Cash Flow, a non-GAAP measure, increased by $343 million to $670 million, primarily driven by the collection of overdue receivables at Maritza, increased collections at our Brazil utilities, and lower working capital requirements. These increases were partially offset by a decrease in Adjusted Operating Margin (a non-GAAP measure).
Review of Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	$ change	% change	2016	2015	$ change	% change
Revenue:
US SBU	$811	$831	$(20)	-2%	$1,666	$1,828	$(162)	-9%
Andes SBU	575	630	(55)	-9%	1,197	1,242	(45)	-4%
Brazil SBU	895	1,113	(218)	-20%	1,734	2,217	(483)	-22%
MCAC SBU	530	601	(71)	-12%	1,049	1,199	(150)	-13%
Europe SBU	222	299	(77)	-26%	468	629	(161)	-26%
Asia SBU	201	187	14	7%	395	306	89	29%
Corporate and Other	1	6	(5)	-83%	2	10	(8)	-80%
Intersegment eliminations	(6)	(11)	5	45%	(11)	(17)	6	35%
Total Revenue	3,229	3,656	(427)	-12%	6,500	7,414	(914)	-12%
Operating Margin:
US SBU	133	125	8	6%	247	298	(51)	-17%
Andes SBU	140	119	21	18%	263	250	13	5%
Brazil SBU	78	224	(146)	-65%	121	401	(280)	-70%
MCAC SBU	134	165	(31)	-19%	230	268	(38)	-14%
Europe SBU	47	64	(17)	-27%	130	167	(37)	-22%
Asia SBU	46	47	(1)	-2%	83	71	12	17%
Corporate and Other	(4)	12	(16)	NM	4	24	(20)	-83%
Intersegment eliminations	—	(1)	1	NM	5	(3)	8	NM
Total Operating Margin	574	755	(181)	-24%	1,083	1,476	(393)	-27%
General and administrative expenses	(47)	(50)	3	-6%	(95)	(105)	10	-10%
Interest expense	(390)	(287)	(103)	36%	(732)	(630)	(102)	16%
Interest income	138	116	22	19%	255	195	60	31%
Gain (loss) on extinguishment of debt	—	(117)	117	NM	4	(141)	145	NM
Other expense	(21)	(12)	(9)	75%	(29)	(29)	—	—%
Other income	12	15	(3)	-20%	25	30	(5)	-17%
Gain (loss) on disposal and sale of businesses	(17)	—	(17)	NM	30	—	30	NM
Asset impairment expense	(235)	(37)	(198)	NM	(394)	(45)	(349)	NM
Foreign currency transaction gains (losses)	(36)	13	(49)	NM	4	(8)	12	NM
Income tax benefit (expense)	7	(123)	130	NM	(90)	(223)	133	-60%
Net equity in earnings of affiliates	7	1	6	NM	14	15	(1)	-7%
INCOME (LOSS) FROM CONTINUING OPERATIONS	(8)	274	(282)	NM	75	535	(460)	-86%
Income (loss) from operations of discontinued businesses, net of income tax (expense) benefit of $(1), $3, $3 and $7, respectively	3	(10)	13	NM	(6)	(17)	11	-65%
Net loss from disposal and impairments of discontinued businesses, net of income tax benefit of $401, $0, $401 and $0, respectively	(382)	—	(382)	100%	(382)	—	(382)	100%
NET INCOME (LOSS)	(387)	264	(651)	NM	(313)	518	(831)	NM
Less: Net income attributable to noncontrolling interests	(95)	(195)	100	-51%	(43)	(307)	264	-86%
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(482)	$69	$(551)	NM	$(356)	$211	$(567)	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income (loss) from continuing operations, net of tax	$(103)	$79	$(182)	NM	$32	$228	$(196)	-86%
Loss from discontinued operations, net of tax	(379)	(10)	(369)	NM	(388)	(17)	(371)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$(482)	$69	$(551)	NM	$(356)	$211	$(567)	NM
Net cash provided by operating activities	$723	$153	$570	NM	$1,363	$590	$773	NM
DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.10	$(0.10)	-100%	$0.11	$0.10	$0.01	10%
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
Cost of sales includes costs incurred directly by the businesses in the ordinary course of business. Examples include electricity and fuel purchases, O&M costs, depreciation and amortization expense, bad debt expense and recoveries, and general administrative and support costs (including employee-related costs directly associated with the operations of the business). Cost of sales also includes the gains or losses on derivatives (including embedded derivatives other than foreign currency embedded derivatives) associated with the purchase of electricity or fuel.
Operating margin is defined as revenue less cost of sales.
Consolidated Revenue and Operating Margin — Executive Summary
Three months ended June 30, 2016:
Consolidated Revenue — Revenue decreased $427 million, or 12%, to $3.2 billion for the three months ended June 30, 2016, compared with $3.7 billion for the three months ended June 30, 2015. This decrease was driven by unfavorable FX impact of $219 million, primarily in Brazil, of $152 million. Additionally, revenues were impacted in Brazil due to lower rates for energy sold under new contracts at Tietê, Uruguiana operating in 2015 but not in 2016, and the reversal of a contingent regulatory liability at Eletropaulo in 2015. These decreases were partially offset by higher retail revenue driven by environmental revenues and higher rates due to a new rate order at IPL and the impact of a full three months of operations at Mong Duong in comparison with commencement of principal operations in mid-April 2015.
Consolidated Operating Margin — Operating margin decreased $181 million, or 24%, to $574 million for the three months ended June 30, 2016, compared with $755 million for the three months ended June 30, 2015. In addition to the unfavorable FX impact of $31 million primarily in Kazakhstan, Brazil, and Colombia, the decrease was driven primarily by the reversal of a contingent regulatory liability at Eletropaulo in 2015, higher fixed costs, and lower demand due to economic decline. These decreases were partially offset by higher margin and lower fixed costs at Gener and higher margin driven by environmental revenues and higher rates due to a new rate order at IPL.
Six months ended June 30, 2016:
Consolidated Revenue — Revenue decreased $914 million, or 12%, to $6.5 billion for the six months ended June 30, 2016, compared with $7.4 billion for the six months ended June 30, 2015. This decrease was driven by unfavorable FX impact of $686 million, primarily in Brazil, of $530 million. Additionally, revenues were impacted in Brazil due to lower rates for energy sold under new contracts at Tietê, Uruguiana operating in 2015 but not in 2016, and the reversal of a contingent regulatory liability at Eletropaulo in 2015. Revenues also declined due to lower pass-through costs at El Salvador and IPP4 plant in Jordan, the sale of DPLER in January 2016 and lower rates at DPL. These decreases were partially offset by the impact of full operations at Mong Duong in 2016 compared to Unit 1 in March 2015 with principal operations commencing in April 2015.

Consolidated Operating Margin — Operating margin decreased $393 million, or 27%, to $1.1 billion for the six months ended June 30, 2016, compared with $1.5 billion for the six months ended June 30, 2015. In addition to the unfavorable FX impact of $72 million primarily in Kazakhstan, Brazil, and Colombia, the decrease was driven primarily by the reversal of a contingent regulatory liability in 2015 and higher fixed costs at Eletropaulo and lower rates for energy sold under new contracts at Tietê. These decreases were partially offset by higher margin and lower fixed costs at Gener.
See Item 2.—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $3 million, or 6%, to $47 million for the three months ended June 30, 2016. The decrease was primarily due to decreased employee-related costs.
General and administrative expenses decreased $10 million, or 10%, to $95 million for the six months ended June 30, 2016. The decrease was primarily due to decreased employee-related costs and professional fees.
Interest expense
Interest expense increased $103 million, or 36%, to $390 million for the three months ended June 30, 2016. The increase was primarily due to a $100 million increase at Eletropaulo as a result of the prior year reversal of $64 million in interest expense, previously recognized on a contingent regulatory liability, and higher interest expense due to higher regulatory liability balances and higher interest rates.
Interest expense increased $102 million, or 16%, to $732 million for the six months ended June 30, 2016. The increase was primarily due to a $104 million increase at Eletropaulo as a result of the prior year reversal of $64 million in interest expense previously recognized on a contingent regulatory liability and higher interest expense due to higher regulatory liability balances and higher interest rates; an increase of $23 million at Mong Duong mainly due to lower capitalized interest as a result of the commencement of operations in April 2015. These increases were partially offset by lower interest expense of $18 million at the Parent Company and DPL due to a reduction in debt principal and lower interest rates, and lower interest expense of $8 million at IPALCO mainly due to increased capitalized interest.
Interest income
Interest income increased $22 million, or 19%, to $138 million for the three months ended June 30, 2016. The increase was primarily due to higher interest income of $24 million at Eletropaulo due to an increase in regulatory assets and higher interest rates.
Interest income increased $60 million, or 31%, to $255 million for the six months ended June 30, 2016. The increase was primarily due to higher interest income of $39 million at Eletropaulo mainly due to an increase in regulatory assets and $26 million recognized on the financing element of the service concession arrangement at Mong Duong, which only became fully operational from April 2015.
Gain (loss) on extinguishment of debt
Gain on extinguishment of debt was zero and $4 million for the three and six months ended June 30, 2016, and loss on extinguishment of debt was $117 million and $141 million for the three and six months ended June 30, 2015, respectively. See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income was $12 million and $25 million for the three and six months ended June 30, 2016, and $15 million and $30 million for the three and six months ended June 30, 2015, respectively.
Other expense was $21 million and $29 million for the three and six months ended June 30, 2016, and $12 million and $29 million for the three and six months ended June 30, 2015, respectively.
See Note 12—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain (loss) on disposal and sale of businesses
Loss on disposal and sale of businesses was $17 million for the three months ended June 30, 2016 whereas there was no comparable amount for the three months ended June 30, 2015. This decrease was primarily due to a loss on deconsolidation of $20 million for UK Wind during the three months ended June 30, 2016.
Gain on disposal and sale of businesses was $30 million for the six months ended June 30, 2016, whereas there was no comparable amount for the six months ended June 30, 2015. This increase was primarily due to a gain on sale of $49 million for the sale of the Company’s interest in DPLER, partially offset by a loss on deconsolidation of $20 million for UK Wind during the six months ended June 30, 2016.
See Note 16—Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $235 million and $394 million for the three and six months ended June 30, 2016, and $37 million and $45 million for the three and six months ended June 30, 2015, respectively. See Note 13—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Foreign currency transaction gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Argentina	$(29)	$2	$1	$17
Parent Company	(13)	14	(5)	(19)
Other	6	(3)	8	(6)
Total (1)	$(36)	$13	$4	$(8)
___________________________________________

(1)
Includes $22 million of losses and $10 million of gains on foreign currency derivative contracts for the three months ended June 30, 2016 and 2015, respectively, and $23 million and $46 million of gains on foreign currency derivative contracts for the six months ended June 30, 2016 and 2015, respectively.

The Company recognized net foreign currency transaction losses of $36 million for the three months ended June 30, 2016, primarily due to:

•
a loss of $29 million in Argentina, which was primarily related to the unfavorable impact of foreign currency derivatives associated with government receivables at AES Argentina (an Argentine Peso functional currency subsidiary), and losses from devaluation of the Argentine Peso associated with U.S. Dollar denominated debt; and

•	a loss of $13 million at the Parent Company, which was primarily related to remeasurement losses on intercompany notes.
The Company recognized net foreign currency transaction gains of $13 million for the three months ended June 30, 2015, primarily due to:

•	a gain of $14 million at the Parent Company resulting from net gains on remeasurement of intercompany notes, partially offset by losses on foreign currency options.
There were no significant foreign currency transaction gains or losses for the six months ended June 30, 2016.
The Company recognized net foreign currency transaction losses of $8 million for the six months ended June 30, 2015, primarily due to:

•	a loss of $19 million at the Parent Company, which was primarily due to net remeasurement losses on intercompany notes, partially offset by gains on foreign currency options; and

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

Income tax benefit (expense)
Income tax benefit was $7 million for the three months ended June 30, 2016 as compared to income tax expense of $123 million for the three months ended June 30, 2015. The Company’s effective tax rates were 32% and 31% for the three months ended June 30, 2016 and 2015, respectively.
The net increase in the effective tax rate for the three months ended June 30, 2016, compared to the same period in 2015 was principally due to the release of the valuation allowance at our Vietnam operating subsidiary during the second quarter of 2015, partially offset by tax benefit related to the devaluation of the Peso in certain of our Mexican subsidiaries during the second quarter of 2016.
Income tax expense decreased $133 million, or 60%, to $90 million for the six months ended June 30, 2016 compared to $223 million for the six months ended June 30, 2015. The Company’s effective tax rates were 60% and 30% for the six months ended June 30, 2016 and 2015, respectively.
The net increase in the effective tax rate for the six months ended June 30, 2016, compared to the same period in 2015 was principally due to the unfavorable impact of Chilean income tax law reform enacted during the first quarter of 2016 and the 2016 asset impairments recorded at Buffalo Gap II and DPL. See Note 13—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Buffalo Gap II and DPL asset impairments.
Our effective tax rate reflects the tax effect of significant operations outside the U.S. which are generally taxed at lower rates than the U.S. statutory rate of 35%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings of affiliates
Net equity in earnings of affiliates increased $6 million to $7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to higher earnings at Guacolda.
Net equity in earnings of affiliates decreased $1 million to $14 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. There were no significant changes in earnings at our equity method affiliates.
Net income attributable to noncontrolling interests
Net income attributable to NCI decreased $100 million, or 51%, to $95 million for the three months ended June 30, 2016. The decrease was primarily due to lower operating margin at Eletropaulo resulting from the reversal of a contingent regulatory liability in 2015 with no similar reversal in 2016.
Net income attributable to NCI decreased $264 million, or 86%, to $43 million for the six months ended June 30, 2016. The decrease was primarily due to lower operating margin at Eletropaulo resulting from the the reversal of a contingent regulatory liability in 2015, impairment at Buffalo Gap II in 2016, and lower operating margin at Tietê resulting from lower rates.
Discontinued operations
Net losses from discontinued operations were $379 million and $388 million for the three and six months ended June 30, 2016, and $10 million and $17 million for the three and six months ended June 30, 2015, respectively. See Note 15—Discontinued Operations and Held-for-Sale Businesses included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Sul discontinued operations.
Net (loss) income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $551 million to a loss of $482 million in the three months ended June 30, 2016 compared to income of $69 million in the three months ended June 30, 2015. Key drivers of the decrease were:

•	impairments at discontinued business;

•	lower operating margins at our Brazil and MCAC SBUs;

•	higher impairment expense on long lived assets;

•	higher interest expense;

•	unfavorable foreign currency exchange.
These decreases were partially offset by:

•	lower losses on extinguishment of debt.
Net income attributable to The AES Corporation decreased $567 million to a loss of $356 million in the six months ended June 30, 2016 compared to income of $211 million in the six months ended June 30, 2015. Key drivers of the decrease were:

•	impairments at discontinued business;

•	lower operating margins at our Brazil, US, MCAC and Europe SBUs;

•	higher impairment expense on long lived assets;

•	higher interest expense.
These decreases were partially offset by:

•	higher gains on extinguishment of debt;

•	gain on sale of our interest in DPLER;

•	higher interest income.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, Adjusted EPS, and Proportional Free Cash Flow are non-GAAP supplemental measures that are used by management and external users of our consolidated financial statements such as investors, industry analysts and lenders. The Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow by SBU for the three and six months ended June 30, 2016 are shown below. The percentages represent the contribution by each SBU to the gross metric, excluding Corporate.
Three months ended June 30, 2016:
Six months ended June 30, 2016:

Adjusted Operating Margin
Operating Margin is defined as revenue less cost of sales. Cost of sales includes costs incurred directly by the businesses in the ordinary course of business. Examples include electricity and fuel purchases, O&M costs, depreciation and amortization expense, bad debt expense and recoveries, and general administrative and support costs (including employee-related costs directly associated with the operations of the business). Cost of sales also includes the gains or losses on derivatives (including embedded derivatives other than foreign currency embedded derivatives) associated with the purchase of electricity or fuel.
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
Reconciliations of Non-GAAP Measures

Adjusted Operating Margin (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
US SBU	$114	$117	$218	$292
Andes SBU	94	90	182	189
Brazil SBU	16	44	25	84
MCAC SBU	108	136	183	214
Europe SBU	44	57	120	154
Asia SBU	21	22	39	33
Corporate and Other	1	12	10	24
Intersegment Eliminations	—	(1)	5	(3)
Total Adjusted Operating Margin	398	477	782	987
Noncontrolling Interests Adjustment	184	277	315	492
Unrealized derivative gains (losses)	(8)	1	(14)	(3)
Operating Margin	$574	$755	$1,083	$1,476

Adjusted PTC (1) (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
US SBU	$58	$56	$143	$162
Andes SBU	84	81	145	172
Brazil SBU	7	51	12	82
MCAC SBU	75	106	123	156
Europe SBU	34	41	103	126
Asia SBU	26	30	48	42
Corporate and Other	(124)	(105)	(229)	(218)
Total Adjusted PTC	$160	$260	$345	$522
Reconciliation to Income from continuing operations, net of tax, attributable to The AES Corporation:
Non-GAAP Adjustments:
Unrealized derivative (losses) gains	(30)	2	4	17
Unrealized foreign currency (losses) gains	(17)	4	(9)	(43)
Disposition/acquisition (losses) gains	(17)	4	2	9
Impairment losses	(235)	(30)	(285)	(36)
Loss on extinguishment of debt	(6)	(112)	(6)	(138)
Pretax contribution	(145)	128	51	331
Income tax benefit (expense) attributable to The AES Corporation	42	(49)	(19)	(103)
Income from continuing operations, net of tax, attributable to The AES Corporation	$(103)	$79	$32	$228
_____________________________

(1)
Adjusted PTC for each segment includes the effect of intercompany transactions with other segments, except for interest, charges for certain management fees, and the write-off of intercompany balances.

Adjusted EPS
The Company reported a loss from continuing operations of $0.16 per share for the three months ended June 30, 2016. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted-average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS, the Company has included the impact of dilutive common stock equivalents. The table below reconciles the weighted-average shares used in GAAP diluted earnings per share to the weighted-average shares used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Denominator Used For Adjusted Earnings Per Share	Three Months Ended June 30, 2016
(in millions, except per share data)	Loss	Shares	$ per share
GAAP DILUTED (LOSS) PER SHARE
Loss from continuing operations attributable to The AES Corporation common stockholders	$(103)	659	$(0.16)
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	3	—
NON-GAAP DILUTED (LOSS) PER SHARE	$(103)	662	$(0.16)

Adjusted EPS	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Diluted earnings per share from continuing operations	$(0.16)		$0.11		$0.05		$0.33
Unrealized derivative losses (gains)	0.04		—		—		(0.02)
Unrealized foreign currency transaction losses	0.02		—		—		0.06
Disposition/acquisition losses (gains)	0.03	(6)	(0.01)		—	(7)	(0.01)
Impairment losses	0.36	(8)	0.04	(9)	0.43	(10)	0.05	(9)
Loss on extinguishment of debt	0.01		0.16	(11)	0.01		0.20	(12)
Less: Net income tax benefit (1) (2) (3) (4) (5)	(0.13)		(0.04)		(0.17)		(0.09)
Adjusted EPS	$0.17		$0.26		$0.32		$0.52
_____________________________

(1)
The per share income tax benefit (expense) associated with unrealized derivative (gains) losses were $0.01 and $0.00 in the three months ended June 30, 2016 and 2015, and $0.00 and $0.00 in the six months ended June 30, 2016 and 2015, respectively.

(2)
The per share income tax benefit (expense) associated with unrealized foreign currency transaction losses were $0.01 and $(0.01) in the three months ended June 30, 2016 and 2015, and $0.00 and $0.03 in the six months ended June 30, 2016 and 2015, respectively.

(3)
The per share income tax benefit (expense) associated with disposition/acquisition (gains) losses were $0.00 and $0.00 in the three months ended June 30, 2016 and 2015, and $(0.01) and $0.00 in the six months ended June 30, 2016 and 2015, respectively.

(4)
The per share income tax benefit (expense) associated with impairment losses were $0.11 and $0.00 in the three months ended June 30, 2016 and 2015, and $0.18 and $0.00 in the six months ended June 30, 2016 and 2015, respectively.

(5)
The per share income tax benefit (expense) associated with loss on extinguishment of debt were $0.00 and $0.05 in the three months ended June 30, 2016 and 2015, and $0.00 and $0.06 in the six months ended June 30, 2016 and 2015, respectively.

(6)	Amount primarily relates to the loss from the deconsolidation of UK Wind of $20 million, or $0.03 per share.

(7)	Amount primarily relates to the loss from the deconsolidation of UK Wind of $20 million, or $0.03 per share; and the gain from the sale of DPLER of $22 million, or $0.03 per share.

(8)	Amount primarily relates to the asset impairment at DPL of $235 million, or $0.36 per share.

(9)	Amount primarily relates to the asset impairment at UK Wind of $37 million ($30 million or $0.04 per share, net of NCI).

(10)	Amount primarily relates to the asset impairment at DPL of $235 million,or $0.36 per share; and at Buffalo Gap II of $159 million ($49 million, or $0.07 per share, net of NCI).

(11)	Amount primarily relates to the loss on early retirement of debt at the Parent Company of $85 million, or $0.12 per share; and at IPL of $19 million ($15 million, or $0.02 per share, net of NCI).

(12)	Amount primarily relates to the loss on early retirement of debt at the Parent Company of $111 million, or $0.16 per share; and at IPL of $19 million ($15 million, or $0.02 per share, net of NCI).
US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our US SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$133	$125	$8	6%	$247	$298	$(51)	-17%
Noncontrolling Interests Adjustment	(19)	(8)			(33)	(10)
Derivatives Adjustment	—	—			4	4
Adjusted Operating Margin	$114	$117	$(3)	-3%	$218	$292	$(74)	-25%
Adjusted PTC	$58	$56	$2	4%	$143	$162	$(19)	-12%
Proportional Free Cash Flow	$117	$104	$13	13%	$250	$259	$(9)	-3%

Operating Margin for the three months ended June 30, 2016 increased by $8 million, or 6%, which was driven primarily by the following (in millions):

IPL
Higher retail margin driven by environmental revenues and higher rates due to a new rate order	$10
Change in accrual resulting from the implementation of new base rates	18
Total IPL Increase	28
US Generation
Southland due to lower availability during peak periods and higher depreciation expense due to a change in useful lives	(5)
Impact from sale of Armenia Mountain in July 2015	(4)
Hawaii due to better availability primarily due to major outages in 2015	8
Other	(4)
Total US Generation Decrease	(5)
DPL
Impact of lower wholesale prices and completion of DP&L’s required transition to a competitive-bid market	(17)
Decrease in RTO capacity and other revenues, primarily due to lower capacity cleared in the auction	(4)
Decrease in generating facility maintenance and other expenses	6
Total DPL Decrease	(15)
Total US SBU Operating Margin Increase	$8
Adjusted Operating Margin decreased by $3 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. AES owns 100% of its businesses in the U.S. with the exception of IPL, which is wholly owned by its indirect subsidiary IPALCO. As of June 30, 2016, CDPQ owns a combined direct and indirect interest in IPALCO of 30%.
Adjusted PTC increased by $2 million, driven by lower interest expense at DPL and IPL, offset by the $3 million decrease in Adjusted Operating Margin described above and a decrease in the Company’s share of earnings under the HLBV accounting allocation at Buffalo Gap.
Proportional Free Cash Flow increased by $13 million, primarily driven by lower proportional interest payments of $19 million due to the timing of interest payments and lower interest rates on new bonds issued by IPL in 2016, which was partially offset by the $3 million decrease in Adjusted Operating Margin as described above.
Operating Margin for the six months ended June 30, 2016 decreased by $51 million, or 17%, which was driven primarily by the following (in millions):

DPL
Impact of lower wholesale prices and completion of DP&L’s required transition to a competitive-bid market	$(46)
Decrease in RTO capacity and other revenues, primarily due to lower capacity cleared in the auction	(10)
Other	(2)
Total DPL Decrease	(58)
US Generation
Impact from sale of Armenia Mountain in July 2015	(10)
Southland primarily an increase in depreciation expense due to a change in estimated useful lives of the plants	(9)
Hawaii due to better availability primarily due to major outages in 2015	10
Other	(6)
Total US Generation Decrease	(15)
IPL
Higher retail margin driven by environmental revenues and higher rates due to a new rate order	10
Change in accrual resulting from the implementation of new rates	18
Unfavorable weather impact on retail margin	(6)
Total IPL Increase	22
Total US SBU Operating Margin Decrease	$(51)
Adjusted Operating Margin decreased by $74 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. AES owns 100% of its businesses in the U.S. with the exception of IPL, which is wholly owned by its indirect subsidiary IPALCO. As of June 30, 2016, CDPQ owns a combined direct and indirect interest in IPALCO of 30%.
Adjusted PTC decreased by $19 million, driven by the $74 million decrease in Adjusted Operating Margin described above, partially offset by a gain on contract termination at DP&L and lower interest expense at DPL and IPL in part due to the sell-down impacts as discussed above.
Proportional Free Cash Flow decreased by $9 million, primarily driven by the $74 million decrease in Adjusted Operating Margin as described above, which was partially offset by a $27 million decrease in coal purchases at IPL due to the ongoing conversion of two coal-fired plants to natural gas and a build-up of inventory in December 2015 due to mild winter weather, a net increase of $17 million in settlements of accounts receivables primarily due to the sale of DPLER in 2016, lower coal purchases of $9 million at DPL from inventory optimization efforts, and lower interest payments of $15 million due to the timing of interest payments and lower interest rates on new bonds issued by IPL in 2016.
ANDES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted Proportional Free Cash Flow (in millions) for our Andes SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$140	$119	$21	18%	$263	$250	$13	5%
Noncontrolling Interests Adjustment	(46)	(29)			(81)	(61)
Adjusted Operating Margin	$94	$90	$4	4%	$182	$189	$(7)	-4%
Adjusted PTC	$84	$81	$3	4%	$145	$172	$(27)	-16%
Proportional Free Cash Flow	$56	$(20)	$76	NM	$60	$(3)	$63	NM
Including unfavorable FX and remeasurement impacts of $12 million, Operating Margin for the three months ended June 30, 2016 increased by $21 million, or 18%, which was driven primarily by the following (in millions):

Gener
Lower spot prices on energy and coal purchases	$22
Higher spot sales driven by better availability and higher contract sales, partially offset by termination of Nueva Renca tolling agreement.	11
Lower fixed costs, mainly associated with lower maintenance expenses and lower salaries	11
Other	2
Total Gener Increase	46
Argentina
Higher fixed costs, mainly driven by higher inflation and maintenance costs	(13)
Lower availability mainly associated with planned major maintenance	(12)
Unfavorable FX impact	(3)
Higher rates driven by annual price review	12
Other	1
Total Argentina Decrease	(15)
Chivor
Unfavorable FX impact	(8)
Other	(2)
Total Chivor Decrease	(10)
Total Andes SBU Operating Margin Increase	$21
Adjusted Operating Margin increased by $4 million due to the drivers above, adjusted for the impact of NCI. AES owned 71% of Gener and Chivor as of June 30, 2015 and 67% as of June 30, 2016, and 100% of AES Argentina.
Adjusted PTC increased by $3 million, driven by the increase of $4 million in Adjusted Operating Margin described above.
Proportional Free Cash Flow increased by $76 million, primarily driven by collections of $27 million from CAMMESA for increases in tariffs and non-recurring remuneration of maintenance costs, $16 million in lower income tax payments in Chile and Argentina, a decrease in fuel purchases of $12 million in Argentina, a $10 million decrease in interest payments primarily associated with a change in the repayment schedule after the Ventanas debt refinancing in July 2015 and the $4 million increase in Adjusted Operating Margin as described above. These positive impacts were partially offset by $17 million in higher income tax payments in Colombia as a consequence of the increase in 2015 taxable income.

Including unfavorable FX and remeasurement impacts of $28 million, Operating Margin for the six months ended June 30, 2016 increased by $13 million, or 5%, which was driven primarily by the following (in millions):

Gener
Higher spot sales driven by better availability and higher contract sales, partially offset by decrease in margin from Nueva Renca tolling agreement in 2015	$36
Lower fixed costs mainly associated with lower maintenance expenses and lower salaries	19
Lower spot prices on energy and coal purchases, partially offset by impact of lower spot prices on sales in the SIC	4
Higher depreciation expenses related to capitalization of environmental equipment and Cochrane transmission line	(4)
Other	3
Total Gener Increase	58
Argentina
Higher fixed costs, mainly driven by higher inflation and planned major maintenance costs	(32)
Lower availability mainly associated with planned major maintenance	(12)
Unfavorable FX impact	(12)
Higher rates driven by annual price review	40
Other	(1)
Total Argentina Decrease	(17)
Chivor
Unfavorable FX impact	(16)
Lower margin on contracted energy associated a decrease in volume and prices	(16)
Higher margin on spot sales, partially offset by lower ancillary services	3
Other	1
Total Chivor Decrease	(28)
Total Andes SBU Operating Margin Increase	$13
Adjusted Operating Margin decreased by $7 million due to the drivers above, adjusted for the impact of NCI. AES owned 71% of Gener and Chivor as of June 30, 2015 and 67% as of June 30, 2016, and 100% of AES Argentina.
Adjusted PTC decreased by $27 million, driven by the decrease of $7 million in Adjusted Operating Margin described above, as well as higher realized FX losses associated with the sale of short term investments at Termoandes and negative results on settlement of FX forwards at Gener and higher interest expenses mainly associated with tax payment programs in Argentina. These results were partially offset by lower interest expenses at Gener due to the sell down in 2015.
Proportional Free Cash Flow increased by $63 million, primarily driven by collections of $12 million from CAMMESA associated with non-recurring remuneration of maintenance costs, $27 million at Chivor associated with collections from prior periods, $47 million of lower payments for fuel, a decrease of $12 million in proportional maintenance and non-recoverable environmental capital expenditures due to lower expenditures on emissions control equipment at Chile, and lower interest payments of $8 million associated with the Ventanas debt refinancing in July 2015. These positive impacts were partially offset by higher net tax payments of $40 million primarily related to withholding taxes paid on Chilean distributions to AES affiliates and higher taxable income in Colombia, $10 million of higher insurance payments, and the $7 million decrease in Adjusted Operating Margin as described above.
BRAZIL SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our Brazil SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$78	$224	$(146)	-65%	$121	$401	$(280)	-70%
Noncontrolling Interests Adjustment	(62)	(180)			(96)	(317)
Adjusted Operating Margin	$16	$44	$(28)	-64%	$25	$84	$(59)	-70%
Adjusted PTC	$7	$51	$(44)	-86%	$12	$82	$(70)	-85%
Proportional Free Cash Flow	$48	$(20)	$68	NM	$82	$(67)	$149	NM

Including unfavorable FX impacts of $11 million, Operating Margin for the three months ended June 30, 2016 decreased by $146 million, or 65%, which was driven primarily by the following (in millions):

Eletropaulo
Negative impact of reversal of contingent regulatory liability in 2015	$(97)
Higher fixed costs driven by salaries and wages and higher bad debt expense	(49)
Lower demand mainly due to economic decline	(22)
Higher tariffs	54
Other	(4)
Total Eletropaulo Decrease	(118)
Tietê
Lower rates for energy sold under new contracts	(19)
Unfavorable FX impacts	(9)
Lower purchase spot prices/volume	12
Total Tietê Decrease	(16)
Uruguaiana
No operation in 2016 compared to 61 days of operation in 2015	(12)
Total Uruguaiana Decrease	(12)
Total Brazil SBU Operating Margin Decrease	$(146)
Adjusted Operating Margin decreased by $28 million, primarily due to the drivers discussed above, adjusted for the impact of NCI. As of June 30, 2016, AES owns 16% of Eletropaulo, 46% of Uruguaiana and 24% of Tietê.
Adjusted PTC decreased by $44 million, driven by the decrease of $28 million in Adjusted Operating Margin as described above, as well as higher interest expense of $10 million related to the reversal of a contingent regulatory liability at Eletropaulo in 2015.
Proportional Free Cash Flow increased by $68 million, primarily driven by favorable timing of $96 million in net collections of higher costs deferred in the prior year at Eletropaulo and Sul as a result of unfavorable hydrology in prior periods, favorable timing of $57 million in collections on current year energy sales, lower interest payments of $13 million at Sul due to its debt restructuring in 2016, and the positive impact of Sul’s $16 million in Operating Margin included in operating cash flows but classified as a discontinued operation on the income statement. These positive impacts were offset by the $28 million decrease in Adjusted Operating Margin as described above (excluding the $16 million non-cash impact included in Adjusted Operating Margin related to the reversal of a contingent regulatory liability at Eletropaulo in 2015), and unfavorable timing of $95 million of payments for energy purchases and regulatory charges.
Including unfavorable FX impacts of $21 million, Operating Margin for the six months ended June 30, 2016 decreased by $280 million, or 70%, which was driven primarily by the following (in millions):

Eletropaulo
Negative impact of reversal of contingent regulatory liability in 2015	$(97)
Higher fixed costs driven by salaries and wages, higher bad debt expense and penalties	(91)
Lower demand mainly due to economic decline	(35)
Higher tariffs	70
Other	(2)
Total Eletropaulo Decrease	(155)
Tietê
Lower rates for energy sold under new contracts	(88)
Unfavorable FX impacts	(24)
Lower purchase spot prices/volume	10
Other	(4)
Total Tietê Decrease	(106)
Uruguaiana
No operation in 2016 compared to 108 days of operation in 2015	(19)
Total Uruguaiana Decrease	(19)
Total Brazil SBU Operating Margin Decrease	$(280)
Adjusted Operating Margin decreased by $59 million, primarily due to the drivers discussed above, adjusted for the impact of NCI. As of June 30, 2016, AES owns 16% of Eletropaulo, 46% of Uruguaiana and 24% of Tietê.
Adjusted PTC decreased by $70 million, driven by the decrease of $59 million in Adjusted Operating Margin as described above, as well as higher interest expense of $10 million related to the reversal of a contingent regulatory liability at Eletropaulo in 2015.
Proportional Free Cash Flow increased by $149 million, primarily driven by favorable timing of $279 million in net collections of higher costs deferred in the prior year at Eletropaulo and Sul as a result of unfavorable hydrology in prior periods, favorable timing of $99 million in collections on current year energy sales, lower energy purchases of $26 million at Tietê due to favorable hydrology, lower interest payments of $16 million at Sul due to its debt restructuring in 2016, and the positive impact of Sul’s $11 million in Operating Margin included in operating cash flows but classified as a discontinued operation on the income statement. These favorable impacts were offset by the $59 million decrease in Adjusted Operating Margin as described above (excluding the $16 million non-cash impact included in Adjusted Operating Margin related to the reversal of a contingent regulatory liability at Eletropaulo in 2015), and unfavorable timing of $229 million in payments for energy purchases and regulatory charges at Eletropaulo and Sul.
MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our MCAC SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$134	$165	$(31)	-19%	$230	$268	$(38)	-14%
Noncontrolling Interests Adjustment	(24)	(29)			(46)	(52)
Derivatives Adjustment	(2)	—			(1)	(2)
Adjusted Operating Margin	$108	$136	$(28)	-21%	$183	$214	$(31)	-14%
Adjusted PTC	$75	$106	$(31)	-29%	$123	$156	$(33)	-21%
Proportional Free Cash Flow	$(6)	$18	$(24)	NM	$7	$132	$(125)	-95%
Operating Margin for the three months ended June 30, 2016 decreased by $31 million, or 19%, which was driven primarily by the following (in millions):

Panama
Lower generation and higher energy purchases driven by weaker hydrological conditions	$(6)
Expenses related to the construction in progress of a natural gas generation plant and a liquefied natural gas terminal	(5)
Total Panama Decrease	(11)
Dominican Republic
Lower fuel costs due to timing of cargoes	6
Lower gas sales to third parties due to lower demand	(7)
Lower availability	(4)
Other	(5)
Total Dominican Republic Decrease	(10)
Puerto Rico
Residual waste disposal expense adjustment	(3)
Lower availability	(2)
Total Puerto Rico Decrease	(5)
Other Business Drivers	(5)
Total MCAC SBU Operating Margin Decrease	$(31)
Adjusted Operating Margin decreased by $28 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives. As of June 30, 2016, AES owns 90% of Changuinola and 49% of its other generation facilities in Panama, 90% of Andres and Los Mina (92% in 2015) and 45% of Itabo (46% in 2015) in the Dominican Republic, 99% of TEG/TEP and 55% of Merida in Mexico, and a weighted average of 77% of its businesses in El Salvador.
Adjusted PTC decreased by $31 million, driven by the decrease of $28 million in Adjusted Operating Margin as described above.
Proportional Free Cash Flow decreased by $24 million, primarily driven by the $28 million decrease in Adjusted Operating Margin described above, $21 million from unfavorable timing of collections and lower sales in the Puerto Rico, and $15 million from unfavorable timing of coal payments in Puerto Rico. These decreases were partially offset in the Dominican Republic by $14 million of lower tax payments due to the timing of tax filings, $12 million of lower LNG payments, and $8 million of lower interest payments.

Operating Margin for the six months ended June 30, 2016 decreased by $38 million, or 14%, which was driven primarily by the following (in millions):

Mexico
Lower availability and related costs	$(11)
Asset retirement obligation recognized in the first quarter of 2016	(4)
Other	(2)
Total Mexico Decrease	(17)
Panama
Lower generation and higher energy purchases driven by weaker hydrological conditions	(15)
Expenses related to the construction in progress of a natural gas generation plant and a liquefied natural gas terminal	(9)
Commencement of power barge operations at the end of March 2015	10
Other	2
Total Panama Decrease	(12)
Puerto Rico
Lower availability	(7)
Other	(1)
Total Puerto Rico Decrease	(8)
El Salvador
Lower energy sales margin	(10)
Lower energy losses due to lower prices	5
Other	(1)
Total El Salvador Decrease	(6)
Dominican Republic
Lower fuel costs due to timing of cargoes	23
Lower gas sales to third parties due to lower demand	(12)
Lower frequency regulation due to changes in regulations	(6)
Other	(1)
Total Dominican Republic Increase	4
Other business drivers	1
Total MCAC SBU Operating Margin Decrease	$(38)
Adjusted Operating Margin decreased by $31 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives. As of June 30, 2016, AES owns 90% of Changuinola and 49% of its other generation facilities in Panama, 90% of Andres and Los Mina (92% in 2015) and 45% of Itabo (46% in 2015) in the Dominican Republic, 99% of TEG/TEP and 55% of Merida in Mexico, and a weighted average of 77% of its businesses in El Salvador.
Adjusted PTC decreased by $33 million, driven by the decrease of $31 million in Adjusted Operating Margin as described above.
Proportional Free Cash Flow decreased by $125 million, primarily driven by the $31 million decrease in Adjusted Operating Margin described above, $34 million from unfavorable timing of collections and lower sales in the Dominican Republic, $13 million of higher tax payments in the Dominican Republic primarily related to withholding taxes paid on distributions to AES affiliates, and $46 million of lower collections in Puerto Rico due to lower sales.
EUROPE SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our Europe SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$47	$64	$(17)	-27%	$130	$167	$(37)	-22%
Noncontrolling Interests Adjustment	(8)	(6)			(15)	(14)
Derivatives Adjustment	5	(1)			5	1
Adjusted Operating Margin	$44	$57	$(13)	-23%	$120	$154	$(34)	-22%
Adjusted PTC	$34	$41	$(7)	-17%	$103	$126	$(23)	-18%
Proportional Free Cash Flow	$343	$35	$308	NM	$419	$174	$245	NM
Including unfavorable FX impacts of $9 million, Operating Margin for the three months ended June 30, 2016 decreased by $17 million, or 27%, which was driven primarily by the following (in millions):

Kazakhstan
FX impact	$(10)
Other	(4)
Total Kazakhstan Decrease	(14)
Ballylumford
Lower plant capacity resulting from the retirement of one generation facility	(4)
Higher fixed costs	(2)
Higher contracted revenues partially offset by lower regulated prices	3
Other	(3)
Total Ballylumford Decrease	(6)
Kilroot
Higher availability and plant dispatch due to lower planned outages	13
Lower depreciation due to impairment in prior year	5
Lower coal/gas spread, lower hedge income as well as unfavorable FX impact	(12)
Total Kilroot Increase	6
Maritza
Lower contracted capacity prices due to PPA negotiation	(5)
Other	1
Total Maritza Decrease	(4)
Other business drivers	1
Total Europe SBU Operating Margin Decrease	$(17)
Adjusted Operating Margin decreased by $13 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. As of June 30, 2016, AES owns 89% of Kavarna in Bulgaria, and 37% and 36% respectively, of the Amman East and IPP4 projects in Jordan.
Adjusted PTC decreased by $7 million, driven by the decrease of $13 million in Adjusted Operating Margin described above, partially offset by lower interest expense in Bulgaria due to less debt and a non-recurring provision in Kazakhstan in 2015.
Proportional Free Cash Flow increased by $308 million, primarily driven by $306 million of increased collections at Maritza from NEK, net of payments to the fuel supplier (MMI), and lower capital expenditures in Kazakhstan and Ballylumford. These favorable increases were partially offset by the $13 million decrease in Adjusted Operating Margin as described above.
Including unfavorable FX impacts of $23 million, Operating Margin for the six months ended June 30, 2016 decreased by $37 million, or 22%, which was driven primarily by the following (in millions):

Kazakhstan
FX impact	$(22)
Other	(1)
Total Kazakhstan Decrease	(23)
Ballylumford
Lower plant capacity resulting from the retirement of one generation facility	(10)
Higher contracted revenues partially offset by lower regulated prices	6
Other	(1)
Total Ballylumford Decrease	(5)
Jordan IPP4
Primarily lower plant dispatch	(5)
Maritza
Lower contracted capacity prices due to PPA negotiation	(8)
Lower fixed costs	4
Other	2
Total Maritza Decrease	(2)
Other business drivers	(2)
Total Europe SBU Operating Margin Decrease	$(37)
Adjusted Operating Margin decreased by $34 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. As of June 30, 2016, AES owns 89% of Kavarna in Bulgaria, and 37% and 36% respectively, of the Amman East and IPP4 projects in Jordan.
Adjusted PTC decreased by $23 million, driven by the decrease of $34 million in Adjusted Operating Margin described above, partially offset by lower interest expense in Bulgaria due to less debt and a non-recurring provision in Kazakhstan in 2015.
Proportional Free Cash Flow increased by $245 million, primarily driven by $293 million of increased collections at Maritza from NEK, net of payments to the fuel supplier (MMI). This favorable increase was partially offset by the $34 million decrease in Adjusted Operating Margin as described above.

ASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our Asia SBU for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$46	$47	$(1)	-2%	$83	$71	$12	17%
Noncontrolling Interests Adjustment	(25)	(25)			(44)	(38)
Adjusted Operating Margin	$21	$22	$(1)	-5%	$39	$33	$6	18%
Adjusted PTC	$26	$30	$(4)	-13%	$48	$42	$6	14%
Proportional Free Cash Flow	$19	$5	$14	NM	$62	$9	$53	NM
Operating Margin for the three months ended June 30, 2016 decreased by $1 million, or 2%, with no significant drivers.
Adjusted Operating Margin decreased by $1 million due to Operating Margin adjusted for the impact of NCI. As of June 30, 2016, AES owns 51% of Masinloc, 90% of Kelanitissa (prior to sale in January 2016) and 51% of Mong Duong.
Adjusted PTC decreased by $4 million, primarily driven by the decrease of $1 million in Adjusted Operating Margin described above as well as a net decrease of $3 million at Mong Duong due to higher interest expense, as interest is no longer capitalized partially offset by a component of service concession revenue recognized as interest income.
Proportional Free Cash Flow increased by $14 million, primarily driven by a decrease of $28 million in working capital requirements at Muong Dong due to a buildup in the prior year in preparation for commencement of plant operations. This favorable increase was partially offset by higher interest expense of $13 million as interest is no longer capitalized as part of service concession asset expenditures, and the $1 million decrease in Adjusted Operating Margin as described above.
Operating margin for the six months ended June 30, 2016 increased by $12 million, or 17%, which was driven primarily by the following (in millions):

Mong Duong
Impact of full year operations for 2016 compared to commencement of principal operations in April 2015	$11
Total Mong Duong Increase	11
Other business drivers	1
Total Asia SBU Operating Margin Increase	$12
Adjusted Operating Margin increased by $6 million due to the driver above adjusted for the impact of NCI. As of June 30, 2016, AES owns 51% of Masinloc, 90% of Kelanitissa (prior to sale in January 2016) and 51% of Mong Duong.
Adjusted PTC increased by $6 million, primarily driven by the increase of $6 million in Adjusted Operating Margin described above.
Proportional Free Cash Flow increased by $53 million, primarily driven by a decrease of $54 million in working capital requirements at Mong Duong due to a build up in the prior year in preparation for commencement of plant operations, and the $6 million increase in Adjusted Operating Margin as described above.
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

Brazil — In Brazil, economic conditions remain unfavorable, as indicated by such factors as higher interest rates and inflation, increasing unemployment, and a negative GDP growth rate for 2015, which is expected to continue for the remainder of 2016 and recover in 2017. As a consequence, our distribution businesses have experienced a decline in demand. If these economic conditions persist or worsen, there could be a material impact on our businesses and AES’ results of operations, particularly in our distribution businesses in Brazil.
In addition, the political landscape in Brazil remains uncertain. President Dilma Rousseff’s impeachment proceedings are ongoing and Michel Temer, Vice President of Brazil, has been appointed as interim president until the impeachment trial is complete. Mr. Temer has committed to implement needed fiscal reforms, which has had a positive response in the market. As the interim government has only been in place for a few months, it is too early to determine the impact that these changes in the political landscape will have on our businesses.
In June 2016, AES announced the sale of the Company’s 100% ownership interest in AES Sul. The sale is due to a recent portfolio evaluation where it was determined that AES Sul is no longer aligned with the Company’s strategic goals and therefore its disposal is part of a strategic shift in the Brazil distribution sector. Upon completion of the sale in the second half of 2016, the Company expects to realize an after-tax loss on disposal of approximately $700 million, subject to foreign currency movements and adjustments to the final sale proceeds. The cumulative impact of the sale to earnings is expected to be approximately $1.1 billion. This includes the reclassification of approximately $1 billion of cumulative foreign currency translation losses, resulting in an expected net reduction to AES equity of approximately $100 million.
In addition, AES Sul has deferred tax assets (“DTA”) of $451 million as of June 30, 2016. These relate primarily to the impact of impairments on fixed assets as well as net operating loss carryforwards which are not subject to expiration. Realization is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the DTA will be realized. The amount of DTA that is considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. The DTA is classified held-for-sale in the Condensed Consolidated Balance Sheet and its impact is reflected in the expected after-tax loss on completion of the sale.
United Kingdom — On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unclear what the long-term global implications will be, it is possible that the European or U.K. economy could weaken and our businesses may experience a decline in demand. While the full impact of the Brexit is uncertain, these changes may adversely affect our operations and financial results. The most immediate impact has been a devaluation of the pound and euro against the US dollar. For 2016, the Company has hedged against these foreign currency movements, however, the impact could be greater in future years.
Bulgaria - As of June 30, 2016, Maritza’s total outstanding receivables were $24 million, none of which were overdue. On April 26, 2016, Maritza received payments from NEK totaling $291 million pursuant to the previously disclosed PPA amendment executed in August 2015. In addition to this payment, NEK directly paid $57 million to MMI, a Maritza fuel supplier, for invoices due to MMI from Maritza. See additional background within our 2015 Form 10-K-Part I.-Item 1-Business-Our Organization and Segments-Europe-Bulgaria-Regulatory Framework.
Puerto Rico — Our subsidiaries in Puerto Rico have long term PPAs with state-owned PREPA. Due to the ongoing economic situation in the territory, PREPA faces significant financial challenges.
On June 28, 2014, the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) was signed into law, which allows public corporations, including PREPA, to adjust their debts. As a result of this event, on July 6, 2014, PREPA entered into a Forbearance Agreement with its lenders in order to permit an opportunity for negotiation of a possible financial restructuring of PREPA. In February 2015, the negotiating position of PREPA was weakened when the federal court deemed the Recovery Act unconstitutional. The Supreme Court upheld the federal court’s opinion on June 13, 2016. Despite this setback, PREPA managed to extend the expiration of the Forbearance Agreement several times, achieving in December 2015 certain preliminary restructuring agreements, called Restructuring Support Agreements (“RSAs”). Under these agreements, bondholders would take a reduction in principal after exchanging their bonds for new securities that would be backed by a special charge on clients’ bills. For its part, the utility would receive five-year debt-service relief, while freeing up cash to modernize its power plants.
On June 28, 2016, PREPA authorized the issuance of the restructuring bonds, based on the approval of the Puerto Rico Energy Commission of a transition charge and adjustment mechanism that PREPA had proposed to pay for the utility’s securitized debt. PREPA is expecting to complete this new bond issuance by December 31st,

2016. As a result of the impending restructuring, Fitch has downgraded PREPA´s bonds to “C”, from “CC”, causing the downgrade of AES Puerto Rico, as PREPA is our only off taker.
On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law. PROMESA creates a structure for exercising federal oversight over the fiscal affairs of U.S. territories and allows for the establishment an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. PROMESA also creates procedures for adjusting debts accumulated by the Puerto Rico government and, potentially, other territories. Finally, PROMESA expedites the approval of key energy projects and other critical projects in Puerto Rico. The impact PROMESA will have on PREPAs contracts and PPA is uncertain.
Other than the downgrade of AES Puerto Rico discussed above, there have been no adverse impacts to AES Puerto Rico due to PREPA’s financial challenges. AES Puerto Rico’s receivables balance as of June 30, 2016, is $91 million, of which $28 million was overdue. Subsequent to June 30, 2016, the full overdue amount has been collected. If the situation declines, there could be a material impact on the Company.
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
Regulatory
In March 2016, the IURC issued an order authorizing IPL to increase its basic rates and charges by approximately $31 million annually. The order also authorized IPL to collect, over a ten-year period, approximately $118 million of previously deferred regulatory assets related to IPL’s participation in the regional transmission organization known as MISO. Such deferred costs will be amortized to expense over ten years. The rate order also authorized an increase in IPL’s depreciation rates of $24 million annually compared to the twelve months ended June 30, 2014, which is the period upon which the rate increase was calculated. IPL also received approval to implement three new rate riders for current recovery of ongoing MISO costs, capacity costs and sharing of wholesale sales margins with customers at 50%. The order approved recovery of IPL’s pension expenses and return on IPL’s discretionary pension fundings. As part of the order, the IURC also noted that they found IPL’s service company cost allocations to be reasonable and directed IPL to request FERC to review its Service Company allocations. The IURC also closed their investigation into IPL’s underground network. Some of the intervening parties in the IURC rate case have filed petitions for reconsideration of the IURC's March 2016 order with respect to certain issues. The IURC has not yet acted on those petitions. In addition, the Indiana Office of Utility Consumer Counselor and some other intervening parties have filed notices of appeal of the order.

In June 2016, the Supreme Court of Ohio issued an opinion to repeal the current electric security plan (“ESP”)of DPL which had been approved by the Public Utilities Commission of Ohio (“PUCO”) in September 2013 and was in effect for the years 2014-2016 (“ESP 2”). ESP 2, among other matters, permitted DPL to collect a non-bypassable service stability rider (“SSR”) equal to approximately $9 million per month for each of those years. In the opinion, the court briefly stated, without expanding upon the basis, that the PUCO’s approval of ESP 2 was reversed on the authority of one of the court’s prior rulings in a separate case not involving DPL. In view of that reversal, on July 27, 2016, DPL filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect under its June 2009 ESP (ESP 1). If PUCO approves DPL’s request, the ESP 1 rates will be in place temporarily until the rates consistent with the outcome of DPL’s pending ESP filed in February 2016 (“ESP 3”) become effective.  The impact of reverting to the ESP 1 rates, if implemented, is expected to be neutral during this interim period.

DPL’s $445 million 1.875% Bonds are due September 15, 2016.  DPL intends to refinance these bonds prior to maturity with newly issued debt. If the terms of the regulatory outcome as discussed above are not favorably resolved, this could have a significant adverse impact on the DPL results of operations, financial condition, cash flows, credit ratings and ability to refinance this debt with favorable terms. It could also impact the earnings of AES in the periods in which the SSR is lost or reduced. However, since DPL and its subsidiaries do not pay dividends to AES, there would be no material impact on AES dividends from subsidiaries.
Operational
Sensitivity to Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. At times, dry hydrological conditions in Panama, Brazil, Colombia and Chile have presented challenges for our businesses in these markets. While these dry conditions are expected to continue to abate over the course of 2016, there still remains a risk that low rainfall and water inflows could reduce reservoir levels, generation output, and increase prices for electricity. Alternatively, wet conditions could also have an adverse impact by depressing spot prices for excess energy sales for generation businesses. For distribution businesses, wet conditions could result in lowered demand as well as floods and other damage which could disrupt service and require emergency repairs. Future hydrology conditions are always uncertain, but currently the Company does not expect a material impact due to hydrology in 2016.
Foreign Exchange and Commodities
Our businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal, and environmental credits. In 2015, large declines in commodities and appreciation in the USD had a significant impact on our results. During the six months ended June 30, 2016, commodities and FX have remained volatile; continued volatility in these markets could have a material impact on our full year 2016 results. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets — During the six months ended June 30, 2016, the Company recognized an asset impairment expense of $159 million ($49 million attributable to AES) at Buffalo Gap II. See Note 13—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this asset impairment expense at Buffalo Gap II, the carrying value of the long-lived asset groups at Buffalo Gap I, II, and III totaled $325 million at June 30, 2016.
During the six months ended June 30, 2016, the Company recognized an asset impairment expense of $235 million at DPL. See Note 13—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this asset impairment expense at DPL, the carrying value of the long-lived asset groups at DPL, including those that were not impaired, totaled $1,047 million at June 30, 2016.
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
Environmental
The Company is subject to numerous environmental laws and regulations in the jurisdictions in which it operates. The Company expenses environmental regulation compliance costs as incurred unless the underlying expenditure qualifies for capitalization under its property, plant and equipment policies. The Company faces certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on certain of our U.S. or international subsidiaries and our consolidated results of operations. For further information about these risks, see Item 1A.—Risk Factors—Our businesses are subject to stringent environmental laws and regulations; Our businesses are subject to enforcement initiatives from environmental regulatory agencies; and Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and the potential risks associated with climate change and are taking actions which could have a material adverse impact on our consolidated results of operations, financial condition and cash flows included in the 2015 Form 10-K. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in Item 1.—Business—Environmental and Land Use Regulations of the 2015 Form 10-K.

Update on National Ambient Air Quality Standards — As discussed in Item 1.—Business—United States Environmental and Land—Use Regulations-National Ambient Air Quality Standards (“NAAQS”) in the Company’s 2015 Form 10-K, on August 23, 2010, a new one-hour SO2 primary NAAQS became effective. On August 5, 2013, EPA published in the Federal Register its final designations, which include portions of Marion, Morgan, and Pike counties in Indiana as nonattainment with respect to the one-hour SO2 standard. On September 30, 2015, IDEM published its final rule establishing reduced SO2 limits for IPL facilities in accordance with a new one-hour standard of 75 parts per billion, for the areas in which IPL’s Harding Street, Petersburg, and Eagle Valley Generating Stations operate with compliance required by January 1, 2017. There will be no impact for Eagle Valley or Harding Street Generating Stations because these facilities have ceased coal combustion in advance of the compliance date. Improvements to the existing flue gas desulphurization (“FGD”) systems at Petersburg will be required in order to comply. IPL estimates costs for compliance at Petersburg at approximately $48 million for measures that enhance the performance and integrity of the FGDs systems. On May 31, 2016, IPL filed its SO2 NAAQS compliance plans with the IURC. IPL is seeking approval for a CPCN for these measures at its Petersburg Generating Station. IPL expects to recover through its environmental rate adjustment mechanism any operating or capital expenditures related to compliance with these requirements. Recovery of these costs is sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism, with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding. However, there can be no assurances that IPL will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of these permit requirements on our consolidated results of operations, cash flows, or financial condition, but it may be material.
Update on Waste Management — As discussed in Item 1.—Business—United States Environmental and Land Use Regulations—Waste Management Regulation in the Company's 2015 Form 10-K, the EPA’s rule regulating CCR under the Resource Conservation and Recovery Act became effective in October 2015. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, and may impose closure and/or corrective action requirements for existing CCR landfills and impoundments under certain specified conditions. IPL does not reasonably anticipate that the existing ash ponds at its Petersburg Generating Station will be able to successfully demonstrate compliance with certain structural stability requirements set forth in the CCR rule by the October 17, 2016 deadline. As such, IPL would be required to cease use of the ash ponds by April 17, 2017. However, the Indiana Department of Environmental Management (“IDEM”) has granted IPL a variance extending that deadline to April 11, 2018. In order to handle the bottom ash material that would otherwise be sluiced to the ash ponds, IPL plans to install a dry bottom ash handling system at an estimated cost of approximately $47 million. On May 31, 2016, IPL filed its CCR compliance plans with the Indiana Utility Regulatory Commission (“IURC”). IPL is seeking approval for a Certificate of Public Convenience and Necessity (“CPCN”) to install the bottom ash dewatering system at its Petersburg Generating Station. IPL expects to recover through its environmental rate adjustment mechanism any operating or capital expenditures related to compliance with these requirements. Recovery of these costs is sought through an Indiana status that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulator asset to be considered for recovery in the next base rate case proceeding. However, there can be no assurances that IPL will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of these permit requirements on our consolidated results of operations, cash flows, or financial condition, but it may be material.
Capital Resources and Liquidity
Overview — As of June 30, 2016, the Company had unrestricted cash and cash equivalents of $1.3 billion, of which $30 million was held at the Parent Company and qualified holding companies. The Company had $544 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $950 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.9 billion and $4.9 billion, respectively. Of the approximately $1.6 billion of our current non-recourse debt, $1.5 billion was presented as such because it is due in the next 12 months and $138 million relates to debt considered in default due to covenant violations. The defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants and/or conditions such as (but not limited to) failure to meet information covenants, complete construction or milestones in an allocated time, and meet minimum or maximum financial ratios, or other requirements contained in the non-recourse debt documents of the Company.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its floating rate senior unsecured notes due 2019. On a consolidated basis, of the Company’s $15.9 billion of total non-recourse debt outstanding as of June 30, 2016, approximately $3.6 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At June 30, 2016, the Parent Company had provided outstanding financial and performance-related guarantees, indemnities or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $443 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below). These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
As a result of the Parent Company’s below-investment-grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At June 30, 2016, we had $7 million in letters of credit outstanding, provided under our senior secured credit facility, $75 million in letters of credit outstanding under unsecured credit facilities and $2 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities, construction activities and subsidiary operations. During the quarter ended June 30, 2016, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts.
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
Long-Term Receivables — As of June 30, 2016, the Company had approximately $248 million and $29 million of accounts receivable classified as Noncurrent assets—other and Current assets—Accounts receivable, respectively, related to certain of its generation businesses in Argentina and the United States, and its utility business in Brazil. The noncurrent portion primarily consists of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond June 30, 2017, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 5—Financing Receivables included in Part I—Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Regulatory Matters—Argentina included in our 2015 Form 10-K for further information.
Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three and six month periods (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
Cash flows provided by (used in):	2016	2015	$ Change	2016	2015	$ Change
Operating activities	$723	$153	$570	$1,363	$590	$773
Investing activities	(778)	(350)	(428)	(1,326)	(1,070)	(256)
Financing activities	137	(124)	261	(43)	(11)	(32)
Operating Activities
The following table summarizes the key components of our consolidated operating cash flows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	$ Change	2016	2015	$ Change
Net Income	$(387)	$264	$(651)	$(313)	$518	$(831)
Depreciation and amortization	296	299	(3)	586	597	(11)
Impairment expenses	1,018	37	981	1,179	45	1,134
(Gain) loss on the extinguishment of debt	—	122	(122)	(4)	145	(149)
Other adjustments to net income	(339)	(101)	(238)	(359)	(35)	(324)
Non-cash adjustments to net income	975	357	618	1,402	752	650
Net income, adjusted for non-cash items	$588	$621	$(33)	$1,089	$1,270	$(181)
Net change in operating assets and liabilities (1)	$135	$(468)	$603	$274	$(680)	$954
Net Cash Provided by Operating Activities (2)	$723	$153	$570	$1,363	$590	$773
(1) Refer to the table below for explanations of the variance in operating assets and liabilities.
(2) Amounts included in the table above include the results of discontinued operations, where applicable.
The variance of $603 million in changes in operating assets and liabilities for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was driven by:

(In millions)
Decreases in:
Accounts receivable, primarily at Maritza	$436
Prepaid expenses and other current assets, primarily regulatory assets at Eletropaulo	135
Other assets, primarily long-term regulatory assets at Eletropaulo	374
Accounts payable and other current liabilities, primarily at Eletropaulo	(391)
Other operating assets and liabilities	49
Total increase in cash from changes in operating assets and liabilities	$603

The variance of $954 million in changes in operating assets and liabilities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was driven by:

(In millions)
Decreases in:
Accounts receivable, primarily at Maritza and Eletropaulo	$810
Prepaid expenses and other current assets, primarily regulatory assets at Eletropaulo and Sul	341
Other assets, primarily long-term regulatory assets at Eletropaulo	643
Accounts payable and other current liabilities, primarily at Eletropaulo and Sul	(736)
Income taxes payable, net and other taxes payable, primarily at Tietê and Chivor	(124)
Other operating assets and liabilities	20
Total increase in cash from changes in operating assets and liabilities	$954
Investing Activities
Net cash used in investing activities increased by $428 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, which was primarily driven by:

Increases in:	(In millions)
Capital expenditures (1)	$(66)
Proceeds from the sales of businesses, net of cash sold (primarily related to the sale of Cameroon)	38
Restricted cash, debt service and other assets	(262)
Decrease in:
Net sales of short-term investments	(107)
Other investing activities	(31)
Total increase in net cash used in investing activities	$(428)

(1)	Refer to the tables below for a breakout of capital expenditures by type and by primary business driver.
Net cash used in investing activities increased $256 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, which was primarily driven by:

Increases in:	(In millions)
Capital expenditures (1)	$(87)
Proceeds from the sales of businesses, net of cash sold (primarily related to the sales of DPLER, Cameroon, Kelanitissa and Jordan)	153
Net purchases of short-term investments	(234)
Restricted cash, debt service and other assets	(91)
Other investing activities	3
Total increase in net cash used in investing activities	$(256)

(1)	Refer to the tables below for a breakout of capital expenditures by type and by primary business driver.
Capital Expenditures
The following table summarizes the Company's capital expenditures for growth investments, maintenance, and environmental reported in investing cash activities for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	$ Change	2016	2015	$ Change
Growth Investments	$(395)	$(316)	$(79)	$(787)	$(742)	$(45)
Maintenance	(156)	(157)	1	(317)	(304)	(13)
Environmental (1)	(64)	(76)	12	(151)	(122)	(29)
Total capital expenditures	$(615)	$(549)	$(66)	$(1,255)	$(1,168)	$(87)

(1)	Includes both recoverable and non-recoverable environmental capital expenditures. See Non-GAAP Proportional Free Cash Flow for more information.
Cash used for capital expenditures increased by $66 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, which was primarily driven by:

Increases in:	(In millions)
Growth expenditures at IPALCO, due to additional spending related to CCGT and Transmission & Distribution projects	$(28)
Growth expenditures at Atlantico, due to the timing of construction activities related to the Colon project	(43)
Growth expenditures at Los Mina, due to the timing of construction activities related to Combined Cycle project at DPP	(17)
Other capital expenditures	(18)
Decreases in:
Growth expenditures at Gener, due to lower spending related to Andes Solar and the Cochrane unit 1 project, partially offset by a higher spending at Alto Maipo	25
Maintenance and environmental expenditures at IPALCO, primarily due to lower spending on the MATS compliance project	15
Total increase in net cash used for capital expenditures	$(66)

Cash used for capital expenditures increased by $87 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, which was primarily driven by:

Increases in:	(In millions)
Growth expenditures at IPALCO, due to additional spending related to CCGT and Transmission & Distribution projects	$(110)
Growth expenditures at Atlantico, due to the timing of construction activities related to the Colon project	(74)
Growth expenditures at Los Mina, due to the timing of construction activities related to Combined Cycle project at DPP	(35)
Growth expenditures at Masinloc, due to construction of a coal fired plant and investments in battery energy storage	(29)
Maintenance and environmental expenditures at IPALCO, due to additional spending related to the NPDES, Harding Street refueling and CCR compliance projects, partially offset by a decrease in MATS spending	(23)
Other capital expenditures	(15)
Decreases in:
Growth expenditures at Gener, due to lower spending related to Andes Solar and the Cochrane unit 1 project, partially offset by a higher payment at Alto Maipo	199
Total increase in net cash used for capital expenditures	$(87)
Financing Activities
Net cash provided by financing activities increased $261 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, which was primarily driven by:

(In millions)
Increase in borrowing under the revolving credit facilities, primarily at the Parent Company of $138	$156
Increase in repayment under the revolving credit facilities, primarily at the Parent Company of $158 and IPALCO of $153	(268)
Increase in distributions to noncontrolling interests, primarily at Tietê of $99, partially offset by decrease at Brasiliana Participações of $15 and Itabo $9	(64)
Decrease in non-recourse debt repayment, primarily at Sul of $320, IPALCO of $292 and Panama of $275, partially offset by an increase in repayment, primarily at Gener of $227, Andres of $180, and Maritza of $71 (1)	382
Decrease in proceeds from the sale of redeemable stock of subsidiaries at IPALCO	(214)
Decrease in purchases of treasury stock by the Parent Company	272
Other financing activities	(3)
Total increase in net cash provided by financing activities	$261

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant non-recourse debt transactions.
Net cash used in financing activities increased $32 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, which was primarily driven by:

(In millions)
Increase in borrowing under the revolving credit facilities, primarily at the Parent Company of $238 and IPALCO of $91	$303
Increase in repayment under the revolving credit facilities, primarily at IPALCO of $221 and the Parent Company of $178	(322)
Increase in distributions to noncontrolling interests, primarily at Tietê of $99 and Brasiliana Participações of $22	(123)
Increase in payments for financing fees, primarily at Andres of $8 and the Parent Company of $6	(15)
Decrease in proceeds from the sale of redeemable stock of subsidiaries at IPALCO	(327)
Decrease in net repayments of recourse debt at the Parent Company (1)	229
Decrease in purchases of treasury stock by the Parent Company	228
Other financing activities	(5)
Total increase in net cash used in financing activities	$(32)

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant recourse debt transactions.
Reconciliation of Proportional Free Cash Flow (a non-GAAP measure)
We define Proportional Free Cash Flow as cash flows from operating activities (adjusted for service concession asset capital expenditures), less maintenance capital expenditures (including non-recoverable environmental capital expenditures and net of reinsurance proceeds), adjusted for the estimated impact of NCI. The proportionate share of cash flows and related adjustments attributable to NCI in our subsidiaries comprise the proportional adjustment factor presented in the reconciliation below. Upon the Company’s adoption of the accounting guidance for service concession arrangements effective January 1, 2015, capital expenditures related to service concession assets that would have been classified as investing activities on the Condensed Consolidated Statement of Cash Flows are now classified as operating activities. See Note 1—Financial Statement Presentation included in Item 1.—Financial Statements of this Form 10-Q for further information on the adoption of this guidance.
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
We exclude environmental capital expenditures that are expected to be recovered through regulatory, contractual or other mechanisms. An example of recoverable environmental capital expenditures is IPALCO’s investment in MATS-related environmental upgrades that are recovered through a tracker. See Item 1.—Business—US SBU—IPALCO—Environmental Matters included in our 2015 Form 10-K for details of these investments.
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

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash provided by operating activities	$723	153	$570	$1,363	$590	$773
Add: capital expenditures related to service concession assets (1)	2	51	(49)	26	71	(45)
Adjusted Operating Cash Flow	$725	$204	$521	$1,389	$661	$728
Less: proportional adjustment factor on operating cash activities (2) (3)	(185)	(13)	(172)	(474)	(85)	(389)
Proportional Adjusted Operating Cash Flow	$540	$191	$349	$915	$576	$339
Less: proportional maintenance capital expenditures, net of reinsurance proceeds (2)	(114)	(117)	3	(226)	(230)	4
Less: proportional non-recoverable environmental capital expenditures (2) (4)	(9)	(12)	3	(19)	(19)	—
Proportional Free Cash Flow	$417	$62	$355	$670	$327	$343
____________________________

(1)	Service concession asset expenditures excluded from proportional free cash flow non-GAAP metric.

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

(3)
Includes proportional adjustment amount for service concession asset expenditures of $1 million and $26 million for the three months ended June 30, 2016 and 2015, as well as, $13 million and $36 million for the six months ended June 30, 2016 and 2015, respectively.

(4)
Excludes IPALCO's proportional recoverable environmental capital expenditures of $38 million and $47 million for the three months ended June 30, 2016 and 2015, as well as, $94 million and $86 million for the six months ended June 30, 2016 and 2015, respectively.

Operating Cash Flow and Proportional Free Cash Flow Analysis (1)

Operating Cash Flow by Segment	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	$ Change	2016	2015	$ Change
US	$193	$166	$27	$400	$378	$22
Andes	105	(4)	109	143	56	87
Brazil	168	(6)	174	409	(37)	446
MCAC	21	36	(15)	60	198	(138)
Europe	363	59	304	455	212	243
Asia	31	(40)	71	103	(42)	145
Corporate	(158)	(58)	(100)	(207)	(175)	(32)
Total	$723	$153	$570	$1,363	$590	$773

Proportional Free Cash Flow by Segment	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	$ Change	2016	2015	$ Change
US	$117	$104	$13	$250	$259	$(9)
Andes	56	(20)	76	60	(3)	63
Brazil	48	(20)	68	82	(67)	149
MCAC	(6)	18	(24)	7	132	(125)
Europe	343	35	308	419	174	245
Asia	19	5	14	62	9	53
Corporate	(160)	(60)	(100)	(210)	(177)	(33)
Total	$417	$62	$355	$670	$327	$343
____________________________

(1)
Operating cash flow and proportional free cash flow as presented above include the effects of intercompany transactions with other segments except for interest, tax sharing, charges for management fees and transfer pricing.

US SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our US SBU for the periods indicated:

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$193	$166	$27	$400	$378	$22
Less: proportional adjustment factor on operating cash activities	(18)	(4)	(14)	(37)	(7)	(30)
Proportional Adjusted Operating Cash Flow	175	162	13	363	371	(8)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(57)	(58)	1	(111)	(111)	—
Less: proportional non-recoverable environmental capital expenditures (1)	(1)	—	(1)	(2)	(1)	(1)
Proportional Free Cash Flow	$117	$104	$13	$250	$259	$(9)
____________________________

(1)
Excludes IPALCO's proportional recoverable environmental capital expenditures of $38 million and $47 million for the three months ended June 30, 2016 and 2015, as well as, $94 million and $86 million for the six months ended June 30, 2016 and 2015, respectively.

Three months ended June 30, 2016:
The increase in Operating Cash Flow of $27 million was driven primarily by the following:

US SBU	(In millions)
DPL
Lower operating margin	$(15)
Timing of receivable settlement related to sale of MC2 in previous year	(16)
Timing of payments, primarily for O&M and purchased power	(7)
Timing of coal purchases	(5)
Decreased storm collections	(6)
Other	(7)
Total DPL Decrease	(56)
IPL
Lower coal inventory purchases due to the ongoing conversion to natural gas and higher inventory levels at December 2015 due to mild Winter weather	30
Higher operating margin	28
Lower interest payments due to the timing of interest payments and lower rates on new bonds issued in 2016	24
Higher receivables due to higher rates as a result of the new rate order	(24)
Other	10
Total IPL Increase	68
Southland
Timing of annual property insurance premium payments to Corporate	10
Other	3
Total Southland Increase	13
Other business drivers	2
Total US SBU Operating Cash Increase	$27
Proportional Free Cash Flow increased by $13 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests and reflective of an increase in the proportional adjustment factor as a result of the additional sell-down of IPL in 2016.
Six months ended June 30, 2016:
The increase in Operating Cash Flow of $22 million was driven primarily by the following:

US SBU	(In millions)
DPL
Lower operating margin	$(58)
Net impact of receivable settlements related to the sale of DPLER in the current year and MC2 in the previous year	17
Lower coal inventory purchases	9
Other	(8)
Total DPL Decrease	(40)
IPL
Lower coal inventory purchases due to the ongoing conversion to natural gas and higher inventory levels at December 2015 due to mild Winter weather	38
Higher operating margin	22
Lower interest payments due to the timing of interest payments and lower rates on new bonds issued in 2016	16
Decreased contribution to defined benefit plans	9
Higher receivables due to higher rates as a result of the new rate order	(28)
Other	4
Total IPL Increase	61
Other business drivers	1
Total US SBU Operating Cash Increase	$22

Proportional Free Cash Flow decreased by $9 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests and reflective of an increase in the proportional adjustment factor as a result of the additional sell-down of IPL in 2016.
ANDES SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Andes SBU for the periods indicated:

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$105	$(4)	$109	$143	$56	$87
Less: proportional adjustment factor on operating cash activities	(27)	6	(33)	(47)	(11)	(36)
Proportional Adjusted Operating Cash Flow	78	2	76	96	45	51
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(21)	(12)	(9)	(32)	(32)	—
Less: proportional non-recoverable environmental capital expenditures	(1)	(10)	9	(4)	(16)	12
Proportional Free Cash Flow	$56	$(20)	$76	$60	$(3)	$63
Three months ended June 30, 2016:
The increase in Operating Cash Flow of $109 million was driven primarily by the following:

Andes SBU	(In millions)
Gener
Higher operating margin	$46
Higher income tax and VAT refunds	18
Lower interest payments as a result of a change in debt repayment schedule	13
Other	6
Total Gener Increase	83
Argentina
Increased collections as a result of tariff increases and collections from prior periods	27
Lower fuel purchases	12
Lower income tax payments	8
Lower operating margin	(15)
Other	1
Total Argentina Increase	33
Colombia
Lower payment advances for energy purchases to Market Administrator	12
Higher income tax payments	(25)
Lower operating margin	(10)
Other	16
Total Colombia Decrease	(7)
Total Andes SBU Operating Cash Increase	$109
Proportional Free Cash Flow increased by $76 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.

Six months ended June 30, 2016:
The increase in Operating Cash Flow of $87 million was driven primarily by the following:

Andes SBU	(In millions)
Gener
Higher operating margin	$58
Lower interest payments as a result of a change in debt repayment schedule	11
Lower fuel purchases	29
Higher withholding taxes paid on dividend distributions to AES affiliates	(27)
Other	(4)
Total Gener Increase	67
Argentina
Lower operating margin	(17)
Higher insurance payments	(10)
Increased collections as a result of tariff increases and collections from prior periods	12
Lower fuel purchases	25
Other	11
Total Argentina Increase	21
Colombia
Higher collections from prior periods	40
Higher income tax payments	(28)
Lower operating margin	(28)
Other	15
Total Colombia Decrease	(1)
Total Andes SBU Operating Cash Increase	$87
Proportional Free Cash Flow increased $63 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests, as well as a $12 million net decrease in proportional maintenance and non-recoverable environmental capital expenditures primarily from lower payments for emissions reduction equipment at the Tocopilla and Ventanas Plants.
BRAZIL SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Brazil SBU for the periods indicated:

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$168	$(6)	$174	$409	$(37)	$446
Less: proportional adjustment factor on operating cash activities	(101)	(1)	(100)	(291)	(1)	(290)
Proportional Adjusted Operating Cash Flow	67	(7)	74	118	(38)	156
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(19)	(13)	(6)	(36)	(29)	(7)
Proportional Free Cash Flow	$48	$(20)	$68	$82	$(67)	$149

Three months ended June 30, 2016:
The increase in Operating Cash Flow of $174 million was driven primarily by the following:

Brazil SBU	(In millions)
Sul
Timing of collections on net regulatory assets and liabilities (net recovery of costs from prior periods)	$41
Timing of collections on energy sales in the current year	40
Higher operating margin due to higher tariff in current year	16
Lower interest payments due to the restructuring of Sul’s debt in March 2016	13
Timing of payments for energy purchases in the current year	(45)
Other	(2)
Total Sul Increase	63
Eletropaulo
Timing of payments on energy purchases in the current year	(185)
Timing of payments related to regulatory charges and tariff flags due to improved hydrology in 2016	(92)
Lower operating margin, net of the $97 non-cash impact of the reversal of a contingent regulatory liability in 2015	(21)
Timing of collections on net regulatory assets and liabilities (net recovery of costs from prior periods)	341
Timing of collections on higher tariffs in the current year	106
Other	12
Total Eletropaulo Increase	161
Tietê
Timing of payments for energy purchases in the spot market in the prior year	(21)
Higher interest payments due to higher debt and interest rates	(7)
Other	(7)
Total Tietê Decrease	(35)
Other business drivers	(15)
Total Brazil SBU Operating Cash Increase	$174
Proportional Free Cash Flow increased by $68 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.
Six months ended June 30, 2016:
The increase in Operating Cash Flow of $446 million was driven primarily by the following:

Brazil SBU	(In millions)
Sul
Timing of collections on net regulatory assets and liabilities (net recovery of costs from prior periods)	$167
Timing of collections on energy sales in the current year	62
Lower interest payments due to the restructuring of Sul’s debt in March 2016	16
Higher operating margin due to higher tariff in current year	11
Timing of payments for energy purchases in the current year	(122)
Timing of payments for regulatory charges due to improved hydrology	(29)
Other	(1)
Total Sul Increase	104
Eletropaulo
Timing of collections on net regulatory assets and liabilities (net recovery of costs from prior periods)	694
Timing on collections of higher tariffs in the current year	227
Timing of payments related to regulatory charges and tariff flags due to improved hydrology in 2016	(361)
Timing of payments on energy purchases in the current year	(125)
Lower operating margin, net of the $97 non-cash impact of the reversal of a contingent regulatory liability in 2015	(58)
Other	(36)
Total Eletropaulo Increase	341
Tietê
Lower margin due lower contracted pricing of energy sales	(106)
Lower energy purchases in spot market in the current year as result of favorable hydrology	110
Other	13
Total Tietê Increase	17
Other business drivers	(16)
Total Brazil SBU Operating Cash Increase	$446
Proportional Free Cash Flow increased by $149 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.

MCAC SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our MCAC SBU for the periods indicated:

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$21	$36	$(15)	$60	$198	$(138)
Less: proportional adjustment factor on operating cash activities	(12)	1	(13)	(18)	(32)	14
Proportional Adjusted Operating Cash Flow	9	37	(28)	42	166	(124)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(13)	(18)	5	(33)	(33)	—
Less: proportional non-recoverable environmental capital expenditures	(2)	(1)	(1)	(2)	(1)	(1)
Proportional Free Cash Flow	$(6)	$18	$(24)	$7	$132	$(125)
Three months ended June 30, 2016:
The decrease in Operating Cash Flow of $15 million was driven primarily by the following:

MCAC SBU	(In millions)
Puerto Rico
Lower collections from the off-taker primarily due to lower sales from Q1 2016	$(21)
Timing of coal payments	(15)
Total Puerto Rico Decrease	(36)
El Salvador
Higher income tax payment as a result of higher taxable income in 2015 vs. 2014	(18)
Other	(1)
Total El Salvador Decrease	(19)
Dominican Republic
Lower income tax payment due to timing of tax return filings	19
Lower LNG Payments in current year due to lower purchase volumes and lower prices	12
Other	6
Total Dominican Republic Increase	37
Other business drivers	3
Total MCAC Operating Cash Decrease	$(15)
Proportional Free Cash Flow decreased by $24 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.
Six months ended June 30, 2016:
The decrease in Operating Cash Flow of $138 million was driven primarily by the following:

MCAC SBU	(In millions)
Puerto Rico
Lower collections from the off-taker primarily due to lower sales from Q4 2015	$(46)
Other	(6)
Total Puerto Rico Decrease	(52)
Dominican Republic
Lower collections from distribution companies due primarily to lower sales	(41)
Total Dominican Republic Decrease	(41)
El Salvador
Higher income tax payment as a result of higher taxable income in 2015 vs. 2014	(17)
Other	(7)
Total El Salvador Decrease	(24)
Mexico
Lower operating margin	(17)
Other	(2)
Total Mexico Decrease	(19)
Other business drivers	(2)
Total MCAC Operating Cash Decrease	$(138)
Proportional Free Cash Flow decreased by $125 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.

EUROPE SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Europe SBU for the periods indicated:

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$363	$59	$304	$455	$212	$243
Less: proportional adjustment factor on operating cash activities	(10)	(10)	—	(16)	(17)	1
Proportional Adjusted Operating Cash Flow	353	49	304	439	195	244
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(5)	(13)	8	(9)	(20)	11
Less: proportional non-recoverable environmental capital expenditures	(5)	(1)	(4)	(11)	(1)	(10)
Proportional Free Cash Flow	$343	$35	$308	$419	$174	$245
Three months ended June 30, 2016:
The increase in Operating Cash Flow of $304 million was driven primarily by the following:

Europe SBU	(In millions)
Maritza
Increase in collections from NEK (off-taker)	$378
Higher payments to fuel suppliers	(72)
Other	2
Total Maritza Increase	308
Other business drivers	(4)
Total Europe SBU Operating Cash Increase	$304
Proportional Free Cash Flow increased by $308 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.
Six months ended June 30, 2016:
The increase in Operating Cash Flow of $243 million was driven primarily by the following:

Europe SBU	(In millions)
Maritza
Increase in collections from NEK (the off-taker)	$388
Higher payments to fuel suppliers	(95)
Other	(6)
Total Maritza Increase	287
Kazakhstan
Lower operating margin	(23)
Other	2
Total Altai Decrease	(21)
Ballylumford
Increase in income tax payments	(7)
Lower operating margin	(5)
Other	(4)
Total Ballylumford Decrease	(16)
Other business drivers	(7)
Total Europe SBU Operating Cash Increase	$243
Proportional Free Cash Flow increased $245 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.
ASIA SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Asia SBU for the periods indicated:

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$31	$(40)	$71	$103	$(42)	$145
Add: capital expenditures related to service concession assets (1)	2	51	(49)	26	71	(45)
Adjusted Operating Cash Flow	33	11	22	129	29	100
Less: proportional adjustment factor on operating cash activities (2)	(17)	(5)	(12)	(65)	(17)	(48)
Proportional Adjusted Operating Cash Flow	16	6	10	64	12	52
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	3	(1)	4	(2)	(3)	1
Proportional Free Cash Flow	$19	$5	$14	$62	$9	$53
(1) Service concession asset expenditures are included in operating cash flows but are excluded from the calculation of proportional free cash flows.
(2) Includes proportional adjustment for service concession asset expenditures of $1 million and $26 million for the three months ended June 30, 2016 and 2015, as well as, $13 million and $36 million for the six months ended June 30, 2016 and 2015, respectively.

Three months ended June 30, 2016:
The increase in Operating Cash Flow of $71 million was driven primarily by the following:

Asia SBU	(In millions)
Mong Duong
Decrease in working capital requirements as the plant was fully operational in 2016	$55
Reduction in service concession asset expenditures, net of previously capitalized interest payments	23
Other	1
Total Mong Duong Increase	79
Other business drivers	(8)
Total Asia SBU Operating Cash Increase	$71
Proportional Free Cash Flow increased by $14 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests and exclusive of the $49 million favorable decrease in service concession asset expenditures, which are excluded from the calculation of proportional free cash flows.
Six months ended June 30, 2016:
The increase in Operating Cash Flow of $145 million was driven primarily by the following:

Asia SBU	(In millions)
Mong Duong
Decrease in working capital requirements as the plant was fully operational in 2016	$105
Higher interest income as a result of the financing component under service concession accounting	26
Reduction in service concession asset expenditures, net of previously capitalized interest payments	19
Other	(5)
Total Asia SBU Operating Cash Increase	$145
Proportional Free Cash Flow increased by $53 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests and exclusive of the $45 million favorable decrease in service concession asset expenditures, which are excluded from the calculation of proportional free cash flows.
CORPORATE AND OTHER
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Corporate and Other operations for the periods indicated:

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Used by Operating Activities	$(158)	$(58)	$(100)	$(207)	$(175)	$(32)
Proportional Adjusted Operating Cash Flow	(158)	(58)	(100)	(207)	(175)	(32)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(2)	(2)	—	(3)	(2)	(1)
Proportional Free Cash Flow	$(160)	$(60)	$(100)	$(210)	$(177)	$(33)
Three months ended June 30, 2016:
The decrease in Operating Cash Flow of $100 million was driven primarily by the following:

Corporate	(In millions)
Timing of annual property insurance premiums received from SBUs due to change in policy year to a calendar year basis	$(21)
Timing of payments for reinsurance costs	(17)
Decrease in cash from higher premiums and net settlements of FX derivatives	(17)
Higher payments for people-related costs, primarily due to inflation	(10)
Other	(35)
Total Corporate and Other Operating Cash Decrease	$(100)
Proportional Free Cash Flow decreased by $100 million primarily due to the drivers above.
Six months ended June 30, 2016:
The decrease in Operating Cash Flow of $32 million was driven primarily by the following:

Corporate	(In millions)
Timing of annual property insurance premiums received from SBUs	$59
Lower interest payments due principal repayments on debt	14
Decrease in cash from higher premiums and net settlements of FX derivatives	(29)
Timing of net settlements on intercompany payables and receivables with SBUs	(26)
Timing of payments for reinsurance costs	(17)
Higher payments for people-related costs, primarily due to inflation and severance	(14)
Other	(19)
Total Corporate and Other Operating Cash Decrease	$(32)
Proportional Free Cash Flow decreased by $33 million primarily due to the drivers above.

Parent Company Liquidity
The following discussion is included as a useful measure of the liquidity available to The AES Corporation, or the Parent Company, given the non-recourse nature of most of our indebtedness. Parent Company Liquidity as outlined below is a non-GAAP measure and should not be construed as an alternative to cash and cash equivalents which are determined in accordance with GAAP as a measure of liquidity, and are disclosed in the Condensed Consolidated Statements of Cash Flows. Parent Company Liquidity may differ from similarly titled measures used by other companies.
The principal sources of liquidity at the Parent Company level are dividends and other distributions from our subsidiaries, including refinancing proceeds; proceeds from debt and equity financings at the Parent Company level, including availability under our credit facility; and proceeds from asset sales.
Cash requirements at the Parent Company level are primarily (1) to fund interest; (2) principal repayments of debt; (3) acquisitions; (4) construction commitments; (5) other equity commitments; (6) common stock repurchases and dividends; (7) taxes; and (8) Parent Company overhead and development costs.
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

	June 30, 2016	December 31, 2015
Consolidated cash and cash equivalents	$1,265	$1,257
Less: Cash and cash equivalents at subsidiaries	(1,235)	(857)
Parent and qualified holding companies’ cash and cash equivalents	30	400
Commitments under Parent credit facilities	800	800
Less: Letters of credit under the credit facilities	(7)	(62)
Less: Borrowings under the credit facilities	(60)	—
Borrowings available under Parent credit facilities	733	738
Total Parent Company Liquidity	$763	$1,138
The Company paid dividends of $0.11 per share to its common stockholders during both the first and second quarters of 2016 for dividends declared in December 2015 and February 2016, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.9 billion and $5.0 billion as of June 30, 2016 and December 31, 2015, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 12—Debt in Item 8.—Financial Statements and Supplementary Data of our 2015 Form 10-K for additional detail.
While we believe that our sources of liquidity will be adequate to meet our needs for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital markets (see Item 2.—Key Trends and Uncertainties), the operating and financial performance of our subsidiaries, currency exchange rates, power market pool prices, and the ability of our subsidiaries to pay dividends. In addition, our subsidiaries’ ability to declare and pay cash dividends to us (at the Parent Company level) is subject to certain limitations contained in loans, governmental provisions and other agreements. We can provide no assurance that these sources will be available when needed or that the actual cash requirements will not be greater than anticipated. We have met our interim needs for shorter-term and working capital financing at the Parent Company level with our senior secured credit facility. See Item 1A.—Risk Factors—The AES Corporation is a holding company and its ability to make payments on its outstanding indebtedness, including its public debt securities, is dependent upon the receipt of funds from its subsidiaries by way of dividends, fees, interest, loans or otherwise of the Company’s 2015 Form 10-K for additional information.
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for — among other items — (1) limitations on other indebtedness; (2) liens, investments and guarantees, limitations on dividends, stock repurchases and other equity transactions; (3) restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; (4) maintenance of certain financial ratios; and (5) financial and other reporting requirements. As of June 30, 2016, we were in compliance with these covenants at the Parent Company level.

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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.6 billion. The portion of current debt related to such defaults was $138 million at June 30, 2016, all of which was non-recourse debt related to two subsidiaries — Kavarna and Sogrinsk. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of June 30, 2016, in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of June 30, 2016, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2015 Form 10-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2016.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. We have entered into hedges to partially mitigate the exposure of variable margin to commodity moves. As of June 30, 2016, the portfolio’s adjusted pretax earnings exposure for the remainder of 2016 to a 10% move in commodity prices would be approximately $10 million for U.S. power (DPL), and less than $5 million for natural gas, less than $5 million for oil and $10 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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
We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. The largest FX risks over a 12-month forward-looking period stem from the following currencies: Argentine Peso, British Pound, Brazilian Real, Colombian Peso, Euro, and Kazakhstani Tenge. As of June 30, 2016, assuming a 10% U.S. Dollar appreciation, adjusted pretax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine Peso is projected to be $5 million for the remainder of 2016. The Colombian Peso, Brazilian Real, Kazakhstani Tenge, Euro and British Pound impacts are projected to be less than $5 million for each currency for the remainder of 2016. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pretax earnings for 2016 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted pretax earnings exposed to FX risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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
As of June 30, 2016, the portfolio’s pretax earnings exposure for the remainder of 2016 to a 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, Colombian Peso, Euro, Kazakhstani Tenge and U.S. Dollar denominated debt would be approximately $10 million based on the impact of a one time, 100-basis-point upward shift in interest rates on interest expense for the debt denominated in these currencies. The amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of June 30, 2016.
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the state of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the FDC found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$1.9 billion ($535 million) from Eletropaulo as estimated by Eletropaulo (or approximately R$2.4 billion ($689 million) plus legal costs according to Eletrobrás as of December 2015) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo's defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings to determine whether Eletropaulo is liable for the debt. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, the FDC appointed an accounting expert to analyze the issues in the case. In September 2015, the expert issued a preliminary report concluding that Eletropaulo is liable for the debt, without quantifying the debt. Eletropaulo thereafter submitted questions to the expert and reports rebutting the expert's preliminary report. In April 2016, Eletrobrás requested that the expert determine both the criteria to calculate the debt and the amount of the debt. The FDC is considering whether the criteria can be determined by the expert or must be determined by the FDC. After that issue is resolved, the expert may issue a final report. Ultimately, a decision will be issued by the FDC, which will be free to reject or adopt in whole or in part the expert's report. If the FDC again determines that Eletropaulo is liable for the debt, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, Eletropaulo will be required to provide security for its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. If Eletrobrás requests the seizure of such security and the FDC grants such request (or if a court determines that Eletropaulo is liable for the debt), Eletropaulo's results of operations will be materially adversely affected and, in turn, the Company's results of operations would also be materially adversely affected. Eletropaulo and the Company could face a loss of earnings and/or cash flows and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value  and/or face the possibility that Eletropaulo cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.
In September 1996, a public civil action was asserted against Eletropaulo and Associação Desportiva Cultural Eletropaulo (the “Associação”) relating to alleged environmental damage caused by construction of the Associação near Guarapiranga Reservoir. The initial decision that was upheld by the Appellate Court of the state of São Paulo in 2006 found that Eletropaulo should repair the alleged environmental damage by demolishing certain construction and reforesting the area, and either sponsor an environmental project which would cost approximately R$2 million ($521 thousand) as of December 31, 2015, or pay an indemnification amount of approximately R$15 million ($4 million). Eletropaulo has appealed this decision to the Supreme Court and the Supreme Court affirmed the decision of the Appellate Court. Following the Supreme Court's decision, the case has been remanded to the court of first instance for further proceedings and to monitor compliance by the defendants with the terms of the decision. In January 2014, Eletropaulo informed the court that it intended to comply with the court's decision by donating a green area inside a protection zone and restore watersheds, the aggregate cost of which is expected to be approximately R$2 million ($521 thousand). Eletropaulo also requested that the court add the current owner of the land where the Associação facilities are located, Empresa Metropolitana de Águas e Energia S.A. (“EMAE”), as a party to the lawsuit and order EMAE to perform the demolition and reforestation aspects of the court's decision. In July 2014, the court requested the Secretary of the Environment for the State of São Paulo to notify the court of its opinion regarding the acceptability of the green areas to be donated by Eletropaulo to the State of São Paulo. In January 2015, the Secretary of the Environment for the State of São Paulo notified Eletropaulo and the court that it would not accept Eletropaulo's proposed green areas donation. Instead of such green areas donation, the Secretary of the Environment proposed in March 2015 that Eletropaulo undertake an environmental project to offset the alleged environmental damage. Since March 2015, Eletropaulo and the Secretary of Environment have been working together to define an environmental project, which will be submitted for approval by the Public Prosecutor. The cost of such project is currently estimated to be R$3 million ($897 thousand).
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
In March 2009, AES Uruguaiana Empreendimentos S.A. (“AESU”) in Brazil initiated arbitration in the ICC against YPF S.A. (“YPF”) seeking damages and other relief relating to YPF's breach of the parties' gas supply agreement (“GSA”). Thereafter, in April 2009, YPF initiated arbitration in the ICC against AESU and two unrelated parties, Companhia de Gas do Estado do Rio Grande do Sul and Transportador de Gas del Mercosur S.A. (“TGM”), claiming that AESU wrongfully terminated the GSA and caused the termination of a transportation agreement (“TA”) between YPF and TGM (“YPF Arbitration”). YPF sought an unspecified amount of damages from AESU, a declaration that YPF's performance was excused under the GSA due to certain alleged force majeure events, or, in the alternative, a declaration that the GSA and the TA should be terminated without a finding of liability against YPF because of the allegedly onerous obligations imposed on YPF by those agreements. In addition, in the YPF Arbitration, TGM asserted that if it was determined that AESU was responsible for the termination of the GSA, AESU was liable for TGM's alleged losses, including losses under the TA. In April 2011, the arbitrations were consolidated into a single proceeding. The hearing on liability issues took place in December 2011. In May 2013, the arbitral tribunal issued a liability award in AESU's favor. YPF thereafter challenged the award in Argentine court. In December 2015, an Argentine court issued a decision purporting to annul the liability award. AESU has appealed to the Supreme Court of Argentina. Also, AESU has initiated an action in New York federal court to recognize the liability award. The damages hearing in the arbitration took place on November 16-17, 2015. In April 2016, the tribunal issued a damages award in AESU’s favor. YPF has not paid the damages awarded to AESU and may attempt to challenge the damages award. AESU believes it has meritorious claims and defenses and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.
In October 2009, AES Mérida III, S. de R.L. de C.V. (“AES Mérida”), one of our businesses in Mexico, initiated arbitration against its fuel supplier and electricity offtaker, Comisión Federal de Electricidad (“CFE”), seeking a declaration that CFE breached the parties' PPA by supplying gas that did not comply with the PPA's specifications. Alternatively, AES Mérida requested a declaration that the supply of such gas by CFE is a force majeure event under the PPA. CFE disputed the claims. Although it did not assert counterclaims, in its closing brief CFE asserted that it is entitled to a partial refund of the capacity charge payments that it made for power generated with the out-of-specification gas. In July 2012, the arbitral tribunal issued an award in AES Mérida's favor. In December 2012, CFE initiated an action in Mexican court seeking to nullify the award. AES Mérida opposed the request and asserted a counterclaim to confirm the award. In February 2014, the court rejected CFE's claims and granted AES Mérida's request to confirm the award. CFE has appealed the court's decision. In May 2016, the Mexican Supreme Court affirmed the court’s decision, rejecting CFE’s request to annul the arbitration award in AES Mérida’s favor.
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
In June 2011, the São Paulo Municipal Tax Authority (the “Tax Authority”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) that allegedly had not been paid on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the ground that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$3.3 billion ($955 million) as estimated by Eletropaulo. Eletropaulo thereafter appealed to the Second Instance Administrative Court (“SIAC”). In January 2016, the Tax Authority reduced the total amount of the ISS assessments to approximately R$250 million ($72 million). The reduced amount of ISS remains under consideration by the SIAC. No tax is due while the appeal is pending. Eletropaulo believes it has meritorious defenses and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê paid PIS and COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê

challenged the assessment on the ground that the tax rate was set in the applicable legislation. In April 2013, the First Instance Administrative Court determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest and penalties totaling approximately R$935 million ($270 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which motion remains pending. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In August 2012, Fondo Patrimonial de las Empresas Reformadas (“FONPER”) (the Dominican instrumentality that holds the Dominican Republic's shares in Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”)) filed a criminal complaint against certain current and former employees of AES. The criminal proceedings include a related civil component initiated against, among others, Coastal Itabo, Ltd. (“Coastal”) (the AES affiliate shareholder of Itabo) and New Caribbean Investment, S.A. (“NC”) (the AES affiliate that manages Itabo). FONPER asserts claims relating to the alleged mismanagement of Itabo and seeks approximately $270 million in damages. The Dominican District Attorney (“DA”) thereafter admitted the criminal complaint and requested that the Dominican Republic's Cámara de Cuentas (“Cámara”) perform an audit of the allegations in the criminal complaint. In October 2015, the Cámara issued its final report, determining that the contested actions of the AES employees were in accordance with Dominican law. Further, in August 2012, Coastal and NC initiated an international arbitration proceeding against FONPER and the Dominican Republic (“Respondents”), seeking a declaration that Coastal and NC have acted both lawfully and in accordance with the relevant contracts with the Respondents in relation to the management of Itabo. Coastal and NC also seek a declaration that the criminal complaint is a breach of the relevant contracts between the parties, including the obligation to arbitrate disputes. Coastal and NC further seek damages from the Respondents resulting from their breach of contract. The Respondents have denied the claims and challenged the jurisdiction of the arbitral tribunal. In February 2015, the Respondents made an application requesting that the tribunal rule on their jurisdictional objections prior to giving any consideration to the merits of the claims of Coastal and NC. In August 2015, the tribunal rejected the application. The tribunal has established the procedural schedule for the arbitration, but has not yet scheduled dates for the final evidentiary hearing. At the parties' request, the tribunal has suspended the arbitration until August 15, 2016. The AES parties believe they have meritorious claims and defenses, which they will assert vigorously; however, there can be no assurances that they will be successful in their efforts.
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
In July 2015, BTG Pactual (“BTG”) initiated arbitration against AES Tietê under the parties' PPA. BTG claims that AES Tietê breached the PPA by purchasing more power than it was entitled to take under the PPA. BTG seeks to recover the payments that AES Tietê received from its spot-market sales of BTG's power, totaling approximately R$30 million ($9 million). BTG also seeks to terminate the PPA and to collect a termination payment of approximately R$560 million ($162 million). AES Tietê has placed R$30 million ($9 million) into escrow, with a full reservation of rights. AES Tietê has responded to the arbitration demand, contesting the claims against it. The evidentiary hearing is scheduled for August 29, 2016. AES Tietê believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.
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

In October 2015, Ganadera Guerra, S.A. (“GG”) and Constructora Tymsa, S.A. (“CT”) filed separate lawsuits against AES Panama in the local courts of Panama. The claimants allege that AES Panama profited from a hydropower facility (La Estrella) being partially located on land owned initially by GG and currently by CT, and that AES Panama must pay compensation for its use of the land. The damages sought from AES Panama are approximately $680 million (GG) and $100 million (CT). Also, there are ongoing administrative proceedings concerning whether AES Panama is entitled to purchase the land and whether AES Panama can continue to occupy the land. AES Panama believes it has meritorious defenses and claims and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A.—Risk Factors of our 2015 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
In June 2016, the Company executed an agreement for the sale of its wholly-owned subsidiary AES Sul, a distribution business in Brazil. On August 3, 2016, the Company determined that an impairment at Sul is required.   Accordingly, as disclosed in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Trends and Uncertainties, the Company recognized an after tax loss of $382 million comprised of a pretax impairment charge of $783 million, offset by a tax benefit of $266 million related to the impairment of the Sul long lived assets and a tax benefit of $135 million for deferred taxes related to the investment in AES Sul. The carrying value of the AES Sul asset group of $1.6 billion was greater than its approximate fair value less costs to sell of $470 million. However, the impairment charge was limited to the carrying value of the long lived assets of the AES Sul disposal group as of June 30, 2016. Upon disposal of AES Sul,  we expect to incur an additional after tax loss on sale of approximately $700 million subject to factors such as adjustments to sales proceeds and potential future movements in exchange rates. The cumulative impact to earnings of the impairment and loss on sale is expected to be approximately $1.1 billion. This includes the reclassification of approximately $1 billion of cumulative translation losses, resulting in an expected net reduction to the Company’s stockholders’ equity of approximately $100 million.

ITEM 6. EXHIBITS

4.1
Twentieth Supplemental Indenture, dated May 25, 2016, between The AES Corporation and Wells Fargo Bank, N.A., as Trustee is incorporated herein by reference to Exhibit 4.1 of the Company’s 8-K filed on May 25, 2016.

10.1
Amendment No.1, dated as of May 6, 2016, to the Sixth Amended and Restated Credit and Reimbursement Agreement, dated as of July 26, 2013 among The AES Corporation, a Delaware corporation, the Banks listed on the signature pages thereof and Citibank, N.A., as Administrative Agent and Collateral Agent is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 9, 2016.

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

THE AES CORPORATION (Registrant)

Date:	August 4, 2016	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ FABIAN E. SOUZA
			Name:	Fabian E. Souza
			Title:	Vice President and Controller (Principal Accounting Officer)