Form 10-Q
period 2016-09-30
AES CORP
filed 2016-11-04
CIK 874761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, on October 31, 2016 was 659,175,940

THE AES CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EPS	Adjusted Earnings Per Share, a non-GAAP measure
Adjusted PTC	Adjusted Pretax Contribution, a non-GAAP measure of operating performance
AES	The Parent Company and its subsidiaries and affiliates
AFS	Available For Sale
ANEEL	Brazilian National Electric Energy Agency
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNDES	Brazilian Development Bank
CAA	United States Clean Air Act
CAMMESA	Wholesale Electric Market Administrator in Argentina
CCGT	Combined Cycle Gas Turbine
CDPQ	La Caisse de depot et placement du Quebec
CO2	Carbon Dioxide
COD	Commercial Operation Date
COFINS	Contribuição para o Financiamento da Seguridade Social
CSAPR	Cross-State Air Pollution Rule
CTA	Cumulative Translation Adjustment
DP&L	The Dayton Power & Light Company
DPL	DPL Inc.
DPLER	DPL Energy Resources, Inc.
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement and Construction
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FX	Foreign Exchange
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GWh	Gigawatt Hours
HLBV	Hypothetical Liquidation Book Value
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt Hours
LIBOR	London Interbank Offered Rate
LNG	Liquid Natural Gas
MATS	Mercury and Air Toxics Standards
MW	Megawatts
MWh	Megawatt Hours
NAAQS	National Ambient Air Quality Standards
NPDES	National Pollutant Discharge Elimination System
NEK	Natsionalna Elektricheska Kompania (state-owned electricity public supplier in Bulgaria)
NOV	Notice of Violation
NOX	Nitrogen Oxides
NCI	Noncontrolling Interest
OCI	Other Comprehensive Income
OPGC	Odisha Power Generation Corporation
PIS	Partially Integrated System
PPA	Power Purchase Agreement
PREPA	Puerto Rico Electric Power Authority
RSU	Restricted Stock Unit
RTO	Regional Transmission Organization
SIC	Central Interconnected Electricity System
SBU	Strategic Business Unit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
U.S.	United States
USD	United States Dollar
VAT	Value-Added Tax

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE AES CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	(in millions, except share and per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,325	$1,257
Restricted cash	291	295
Short-term investments	596	469
Accounts receivable, net of allowance for doubtful accounts of $113 and $87, respectively	2,081	2,302
Inventory	637	671
Prepaid expenses	92	106
Other current assets	1,266	1,318
Current assets of discontinued operations and held-for-sale businesses	1,006	424
Total current assets	7,294	6,842
NONCURRENT ASSETS
Property, Plant and Equipment:
Land	780	702
Electric generation, distribution assets and other	29,087	27,751
Accumulated depreciation	(9,884)	(9,327)
Construction in progress	3,300	3,029
Property, plant and equipment, net	23,283	22,155
Other Assets:
Investments in and advances to affiliates	626	610
Debt service reserves and other deposits	644	555
Goodwill	1,157	1,157
Other intangible assets, net of accumulated amortization of $94 and $93, respectively	227	207
Deferred income taxes	503	410
Service concession assets, net of accumulated amortization of $93 and $34, respectively	1,465	1,543
Other noncurrent assets	1,909	2,109
Noncurrent assets of discontinued operations and held-for-sale businesses	—	882
Total other assets	6,531	7,473
TOTAL ASSETS	$37,108	$36,470
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,426	$1,571
Accrued interest	368	236
Accrued and other liabilities	2,026	2,286
Non-recourse debt, includes $247 and $258, respectively, related to variable interest entities	1,091	2,172
Current liabilities of discontinued operations and held-for-sale businesses	802	661
Total current liabilities	5,713	6,926
NONCURRENT LIABILITIES
Recourse debt	4,944	4,966
Non-recourse debt, includes $1,494 and $1,531, respectively, related to variable interest entities	14,796	12,943
Deferred income taxes	1,042	1,090
Pension and other post-retirement liabilities	1,035	919
Other noncurrent liabilities	3,035	2,794
Noncurrent liabilities of discontinued operations and held-for-sale businesses	—	123
Total noncurrent liabilities	24,852	22,835
Commitments and Contingencies (see Note 8)
Redeemable stock of subsidiaries	775	538
EQUITY
THE AES CORPORATION STOCKHOLDERS’ EQUITY
Common stock ($0.01 par value, 1,200,000,000 shares authorized; 816,061,123 issued and 659,175,940 outstanding at September 30, 2016 and 815,846,621 issued and 666,808,790 outstanding at December 31, 2015)	8	8
Additional paid-in capital	8,645	8,718
Retained earnings (accumulated deficit)	(114)	143
Accumulated other comprehensive loss	(3,753)	(3,883)
Treasury stock, at cost (156,885,183 shares at September 30, 2016 and 149,037,831 at December 31, 2015)	(1,904)	(1,837)
Total AES Corporation stockholders’ equity	2,882	3,149
NONCONTROLLING INTERESTS	2,886	3,022
Total equity	5,768	6,171
TOTAL LIABILITIES AND EQUITY	$37,108	$36,470
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except per share amounts)
Revenue:
Regulated	$1,785	$1,691	$4,926	$5,319
Non-Regulated	1,757	1,831	5,116	5,617
Total revenue	3,542	3,522	10,042	10,936
Cost of Sales:
Regulated	(1,623)	(1,458)	(4,521)	(4,447)
Non-Regulated	(1,231)	(1,399)	(3,750)	(4,348)
Total cost of sales	(2,854)	(2,857)	(8,271)	(8,795)
Operating margin	688	665	1,771	2,141
General and administrative expenses	(40)	(45)	(135)	(150)
Interest expense	(354)	(365)	(1,086)	(995)
Interest income	110	126	365	321
Loss on extinguishment of debt	(16)	(20)	(12)	(161)
Other expense	(13)	(18)	(42)	(47)
Other income	18	12	43	42
Gain on disposal and sale of businesses	—	24	30	24
Asset impairment expense	(79)	(231)	(473)	(276)
Foreign currency transaction gains (losses)	(20)	12	(16)	4
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EQUITY IN EARNINGS OF AFFILIATES	294	160	445	903
Income tax expense	(75)	(43)	(165)	(266)
Net equity in earnings of affiliates	11	81	25	96
INCOME FROM CONTINUING OPERATIONS	230	198	305	733
(Loss) income from operations of discontinued businesses, net of income tax benefit (expense) of $0, $(1), $4 and $6, respectively	(1)	5	(7)	(12)
Net loss from disposal and impairments of discontinued businesses, net of income tax benefit of $401 for the nine months ended September 30, 2016	—	—	(382)	—
NET INCOME (LOSS)	229	203	(84)	721
Less: Net income attributable to noncontrolling interests	(57)	(23)	(105)	(330)
Less: Net loss attributable to redeemable stocks of subsidiaries	3	—	8	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$175	$180	$(181)	$391
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$176	$175	$208	$403
(Loss) income from discontinued operations, net of tax	(1)	5	(389)	(12)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$175	$180	$(181)	$391
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.26	$0.26	$0.31	$0.58
Income (loss) from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	0.01	(0.59)	(0.01)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.26	$0.27	$(0.28)	$0.57
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to The AES Corporation common stockholders, net of tax	$0.26	$0.26	$0.31	$0.58
Loss from discontinued operations attributable to The AES Corporation common stockholders, net of tax	—	—	(0.59)	(0.02)
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.26	$0.26	$(0.28)	$0.56
DILUTED SHARES OUTSTANDING	662	682	662	694
DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.10	$0.22	$0.20
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
NET INCOME (LOSS)	$229	$203	$(84)	$721
Foreign currency translation activity:
Foreign currency translation adjustments, net of income tax benefit (expense) of $(1), $1, $0 and $1, respectively	(16)	(513)	232	(857)
Total foreign currency translation adjustments	(16)	(513)	232	(857)
Derivative activity:
Change in derivative fair value, net of income tax benefit (expense) of $(7), $22, $39 and $22, respectively	19	(70)	(138)	(73)
Reclassification to earnings, net of income tax expense of $4, $0, $5 and $6, respectively	21	14	23	46
Total change in fair value of derivatives	40	(56)	(115)	(27)
Pension activity:
Reclassification to earnings due to amortization of net actuarial loss, net of income tax expense of $2, $3, $4 and $8, respectively	3	4	10	13
Total pension adjustments	3	4	10	13
OTHER COMPREHENSIVE INCOME (LOSS)	27	(565)	127	(871)
COMPREHENSIVE INCOME (LOSS)	256	(362)	43	(150)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(66)	229	(94)	56
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$190	$(133)	$(51)	$(94)
See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$(84)	$721
Adjustments to net income:
Depreciation and amortization	877	880
Gain on sales and disposals of businesses	(30)	(24)
Impairment expenses	475	276
Deferred income taxes	(475)	(8)
Provisions for (reversals of) contingencies	28	(91)
Loss on extinguishment of debt	12	165
Loss on sales of assets	26	23
Impairments of discontinued operations and held-for-sale businesses	783	—
Other	106	50
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	335	(314)
(Increase) decrease in inventory	36	(11)
(Increase) decrease in prepaid expenses and other current assets	670	377
(Increase) decrease in other assets	(237)	(1,103)
Increase (decrease) in accounts payable and other current liabilities	(567)	238
Increase (decrease) in income tax payables, net and other tax payables	(270)	(126)
Increase (decrease) in other liabilities	497	452
Net cash provided by operating activities	2,182	1,505
INVESTING ACTIVITIES:
Capital expenditures	(1,770)	(1,687)
Acquisitions, net of cash acquired	(61)	(17)
Proceeds from the sale of businesses, net of cash sold, and equity method investments	157	96
Sale of short-term investments	3,747	3,683
Purchase of short-term investments	(3,797)	(3,605)
Increase in restricted cash, debt service reserves and other assets	(123)	(60)
Other investing	(22)	(49)
Net cash used in investing activities	(1,869)	(1,639)
FINANCING ACTIVITIES:
Borrowings under the revolving credit facilities	1,079	677
Repayments under the revolving credit facilities	(856)	(644)
Issuance of recourse debt	500	575
Repayments of recourse debt	(808)	(915)
Issuance of non-recourse debt	2,118	3,281
Repayments of non-recourse debt	(1,720)	(2,468)
Payments for financing fees	(86)	(65)
Distributions to noncontrolling interests	(356)	(182)
Contributions from noncontrolling interests and redeemable security holders	154	117
Proceeds from the sale of redeemable stock of subsidiaries	134	461
Dividends paid on AES common stock	(218)	(209)
Payments for financed capital expenditures	(108)	(110)
Purchase of treasury stock	(79)	(408)
Other financing	(12)	(24)
Net cash (used in) provided by financing activities	(258)	86
Effect of exchange rate changes on cash	7	(40)
Decrease in cash of discontinued operations and held-for-sale businesses	6	7
Total increase (decrease) in cash and cash equivalents	68	(81)
Cash and cash equivalents, beginning	1,257	1,517
Cash and cash equivalents, ending	$1,325	$1,436
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of amounts capitalized	$837	$875
Cash payments for income taxes, net of refunds	$425	$319
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through capital lease and other liabilities	$5	$12

See Notes to Condensed Consolidated Financial Statements.

THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015
1. FINANCIAL STATEMENT PRESENTATION
The prior-period condensed consolidated financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been reclassified to reflect the businesses held-for-sale and discontinued operations as discussed in Note 16—Discontinued Operations.
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
Interim Financial Presentation — The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2015 audited consolidated financial statements and notes thereto, which are included in the 2015 Form 10-K filed with the SEC on February 23, 2016 (the “2015 Form 10-K”).
New Accounting Pronouncements — The following table provides a brief description of recent accounting pronouncements that had and/or could have a material impact on the Company’s consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s consolidated financial statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2015-03, 2015-15, Interest — Imputation of Interest (Subtopic 835-30)
These standards simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a tranche of debt be presented on the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. Debt issuance costs related to a line-of-credit can still be presented as an asset and subsequently amortized over the term of the line-of-credit, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the standard. Transition method: retrospective.
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
2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control
This standard amends the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. Transition method: retrospectively.
		January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires that an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Transition method: modified retrospective method.
		January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	This standard provides specific guidance on how certain cash transactions are presented and classified in the statement of cash flows. Transition method: retrospective method.	January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
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
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, Revenue from Contracts with Customers (Topic 606),
The Revenue from Contracts with Customers standard provides a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The standard contains principles to determine the measurement and timing of revenue recognition. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amendments to the standard provide further clarification on contract revenue recognition specifically related to the implementation of the principal versus agent evaluation, the identification of performance obligations, clarification on accounting for licenses of intellectual property, and allows for the election to account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018. Earlier application is permitted only as of January 1, 2017.	The Company will adopt the standard on January 1, 2018; and it is currently evaluating the impact of its adoption on the consolidated financial statements.
2. INVENTORY
The following table summarizes the Company’s inventory balances as of the periods indicated (in millions):

	September 30, 2016	December 31, 2015
Fuel and other raw materials	$294	$343
Spare parts and supplies	343	328
Total	$637	$671
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

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
AVAILABLE FOR SALE:
Debt securities:
Unsecured debentures	$—	$372	$—	$372	$—	$318	$—	$318
Certificates of deposit	—	168	—	168	—	129	—	129
Government debt securities	—	9	—	9	—	28	—	28
Subtotal	—	549	—	549	—	475	—	475
Equity securities:
Mutual funds	—	40	—	40	—	15	—	15
Subtotal	—	40	—	40	—	15	—	15
Total available for sale	—	589	—	589	—	490	—	490
TRADING:
Equity securities:
Mutual funds	16	—	—	16	15	—	—	15
Total trading	16	—	—	16	15	—	—	15
DERIVATIVES:
Cross-currency derivatives	—	3	—	3	—	—	—	—
Foreign currency derivatives	—	42	274	316	—	35	292	327
Commodity derivatives	—	52	10	62	—	41	7	48
Total derivatives — assets	—	97	284	381	—	76	299	375
TOTAL ASSETS	$16	$686	$284	$986	$15	$566	$299	$880
Liabilities
DERIVATIVES:
Interest rate derivatives	$—	$194	$307	$501	$—	$54	$304	$358
Cross-currency derivatives	—	26	—	26	—	43	—	43
Foreign currency derivatives	—	82	—	82	—	41	15	56
Commodity derivatives	—	37	1	38	—	29	4	33
Total derivatives — liabilities	—	339	308	647	—	167	323	490
TOTAL LIABILITIES	$—	$339	$308	$647	$—	$167	$323	$490
As of September 30, 2016, all AFS debt securities had stated maturities within one year. Gains and losses on the sale of investments are determined using the specific-identification method. For the three and nine months ended September 30, 2016 and 2015 no other-than-temporary impairments of marketable securities were recognized in earnings or OCI. The table below presents gross proceeds from the sale of available for sale securities during the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross proceeds from sale of AFS securities	$812	$1,105	$3,216	$3,285
The following tables present a reconciliation of net derivative assets and liabilities by type measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015 (in millions). Transfers between Level 3 and Level 2 are determined as of the end of the reporting period and principally result from changes in the significance of unobservable inputs used to calculate the credit valuation adjustment.

Three Months Ended September 30, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(421)	$271	$11	$(139)
Total realized and unrealized gains (losses):
Included in earnings	(1)	12	1	12
Included in other comprehensive income — derivative activity	6	—	—	6
Included in other comprehensive income — foreign currency translation activity	—	(5)	—	(5)
Settlements	17	(4)	(3)	10
Transfers of liabilities into Level 3	(2)	—	—	(2)
Transfers of liabilities out of Level 3	94	—	—	94
Balance at the end of the period	$(307)	$274	$9	$(24)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$8	$1	$9

Three Months Ended September 30, 2015	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(191)	$222	$17	$48
Total realized and unrealized gains (losses):
Included in earnings	(1)	19	—	18
Included in other comprehensive income — derivative activity	(33)	—	—	(33)
Included in other comprehensive income — foreign currency translation activity	—	(8)	—	(8)
Included in regulatory (assets) liabilities	—	—	(20)	(20)
Settlements	7	(2)	12	17
Transfers of liabilities into Level 3	(65)	—	—	(65)
Balance at the end of the period	$(283)	$231	$9	$(43)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$18	$—	$18

Nine Months Ended September 30, 2016	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(304)	$277	$3	$(24)
Total realized and unrealized gains (losses):
Included in earnings	—	30	3	33
Included in other comprehensive income — derivative activity	(172)	6	—	(166)
Included in other comprehensive income — foreign currency translation activity	(3)	(43)	—	(46)
Included in regulatory (assets) liabilities	—	—	11	11
Settlements	56	(8)	(8)	40
Transfers of liabilities into Level 3	(2)	—	—	(2)
Transfers of liabilities out of Level 3	118	12	—	130
Balance at the end of the period	$(307)	$274	$9	$(24)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$5	$25	$3	$33

Nine Months Ended September 30, 2015	Interest Rate	Foreign Currency	Commodity	Total
Balance at the beginning of the period	$(210)	$209	$6	$5
Total realized and unrealized gains (losses):
Included in earnings	(1)	49	2	50
Included in other comprehensive income — derivative activity	(30)	—	—	(30)
Included in other comprehensive income — foreign currency translation activity	7	(21)	—	(14)
Included in regulatory (assets) liabilities	—	—	(12)	(12)
Settlements	16	(6)	13	23
Transfers of liabilities into Level 3	(65)	—	—	(65)
Balance at the end of the period	$(283)	$231	$9	$(43)
Total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at the end of the period	$—	$44	$2	$46
The table below summarizes the significant unobservable inputs used for Level 3 derivative assets (liabilities) as of September 30, 2016 (in millions, except range amounts):

Type of Derivative	Fair Value	Unobservable Input	Amount or Range (Weighted Avg)
Interest rate	$(307)	Subsidiaries’ credit spreads	2.4% to 31.5% (4.3%)
Foreign currency:
Argentine Peso	274	Argentine Peso to USD currency exchange rate after one year	17.5 to 32.7 (25.4)
Other	9
Total	$(24)
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

Nine Months Ended September 30, 2016	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
Buffalo Gap I	08/31/2016	$113	$—	$—	$35	$78
DPL	06/30/2016	324	—	—	89	235
Buffalo Gap II	03/31/2016	251	—	—	92	159
Discontinued operations: (3)
Sul	06/30/2016	1,581	—	470	—	783

Nine Months Ended September 30, 2015	Measurement Date	Carrying Amount (1)	Fair Value			Pretax Loss
Assets			Level 1	Level 2	Level 3
Long-lived assets held and used: (2)
Buffalo Gap III	09/30/2015	$234	$—	$—	$116	$118
Kilroot	08/28/2015	191	—	—	78	113
UK Wind	06/30/2015	38	—	1	—	37
Other	Various	29	—	21	—	8
Equity method investments:
Solar Spain	02/09/2015	29	—	—	29	—
_____________________________

(1)	Represents the carrying values at the dates of measurement, before fair value adjustment.

(2)	See Note 14—Asset Impairment Expense for further information.

(3)
Per the Company’s policy, pre-tax loss is limited to the impairment of long-lived assets. Any additional loss will be recognized on completion of the sale. See Note 16—Discontinued Operations for further information.

The following table summarizes the significant unobservable inputs used in the Level 3 measurement on a nonrecurring basis during the nine months ended September 30, 2016 (in millions, except range amounts):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Long-lived assets held and used:
Buffalo Gap I	$35	Discounted cash flow	Annual revenue growth	-20% to 9% (-14%)
			Annual pretax operating margin	-40% to 42% (29%)
			Weighted-average cost of capital	9%
DPL	89	Discounted cash flow	Annual revenue growth	-11% to 13% (1%)
			Annual pretax operating margin	-50% to 60% (5%)
			Weighted-average cost of capital	7% to 12%
Buffalo Gap II	92	Discounted cash flow	Annual revenue growth	-17% to 21% (20%)
			Annual pretax operating margin	-166% to 48% (18%)
			Weighted-average cost of capital	9%
Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets
The next table presents (in millions) the carrying amount, fair value and fair value hierarchy of the Company’s financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, but for which fair value is disclosed:

		September 30, 2016
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$222	$312	$—	$—	$312
Liabilities:	Non-recourse debt	15,887	16,411	—	14,381	2,030
	Recourse debt	4,944	5,298	—	5,298	—

		December 31, 2015
		Carrying Amount	Fair Value
			Total	Level 1	Level 2	Level 3
Assets:	Accounts receivable — noncurrent (1)	$238	$310	$—	$20	$290
Liabilities:	Non-recourse debt	15,115	15,592	—	13,325	2,267
	Recourse debt	4,966	4,696	—	4,696	—
_____________________________

(1)
These amounts principally relate to amounts due from CAMMESA, and are included in Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The fair value and carrying amount of these receivables exclude VAT of $23 million and $27 million as of September 30, 2016 and December 31, 2015, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
There are no changes to the information disclosed in Note 1—General and Summary of Significant Accounting Policies—Derivatives and Hedging Activities of Item 8.—Financial Statements and Supplementary Data in the 2015 Form 10-K.

Volume of Activity — The following table presents the Company’s significant outstanding notional (in millions) by type of derivative as of September 30, 2016, regardless of whether they are in qualifying cash flow hedging relationships, and the dates through which the maturities for each type of derivative range:

Derivatives	Current Notional Translated to USD	Latest Maturity
Interest Rate (LIBOR and EURIBOR)	$3,324	2033
Cross-Currency Swaps (Chilean Unidad de Fomento and Chilean Peso)	379	2029
Foreign Currency:
Argentine Peso	158	2026
Chilean Unidad de Fomento	196	2019
Others, primarily with weighted average remaining maturities of a year or less	1,227	2019
Accounting and Reporting — Assets and Liabilities — The following tables present the fair value of assets and liabilities related to the Company’s derivative instruments as of September 30, 2016 and December 31, 2015 (in millions):

Fair Value	September 30, 2016			December 31, 2015
Assets	Designated	Not Designated	Total	Designated	Not Designated	Total
Cross-currency derivatives	$3	$—	$3	$—	$—	$—
Foreign currency derivatives	11	305	316	8	319	327
Commodity derivatives	28	34	62	30	18	48
Total assets	$42	$339	$381	$38	$337	$375
Liabilities
Interest rate derivatives	$495	$6	$501	$358	$—	$358
Cross-currency derivatives	26	—	26	43	—	43
Foreign currency derivatives	35	47	82	35	21	56
Commodity derivatives	20	18	38	12	21	33
Total liabilities	$576	$71	$647	$448	$42	$490

	September 30, 2016		December 31, 2015
Fair Value	Assets	Liabilities	Assets	Liabilities
Current	$110	$158	$86	$144
Noncurrent	271	489	289	346
Total	$381	$647	$375	$490

Credit Risk-Related Contingent Features (1)			September 30, 2016	December 31, 2015
Present value of liabilities subject to collateralization			$47	$58
Cash collateral held by third parties or in escrow			21	38
 _____________________________

(1)	Based on the credit rating of certain subsidiaries
Earnings and Other Comprehensive (Loss) Income — The next table presents (in millions) the pretax gains (losses) recognized in AOCL and earnings related to all derivative instruments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective portion of cash flow hedges:
Gain (Losses) recognized in AOCL
Interest rate derivatives	$7	$(110)	$(213)	$(130)
Cross-currency derivatives	15	3	12	4
Foreign currency derivatives	(6)	5	(11)	6
Commodity derivatives	10	10	35	25
Total	$26	$(92)	$(177)	$(95)
Gain (Losses) reclassified from AOCL into earnings
Interest rate derivatives	$(26)	$(33)	$(81)	$(88)
Cross-currency derivatives	4	(1)	14	(3)
Foreign currency derivatives	(7)	12	(3)	20
Commodity derivatives	4	8	42	19
Total	$(25)	$(14)	$(28)	$(52)
Gain (Losses) recognized in earnings related to
Ineffective portion of cash flow hedges	$(2)	$(2)	$—	$(6)
Not designated as hedging instruments:
Foreign currency derivatives	$(6)	$23	$10	$62
Commodity derivatives and Other	7	(10)	(11)	(18)
Total	$1	$13	$(1)	$44

			Twelve Months Ended September 30, 2017
AOCL expected to decrease pre-tax income from continuing operations (1)			$133
_____________________________

(1)	Primarily due to interest rate derivatives

5. FINANCING RECEIVABLES
Financing receivables are defined as receivables with contractual maturities of greater than one year. The Company’s financing receivables are primarily related to amended agreements or government resolutions that are due from CAMMESA. Presented below are financing receivables by country as of the periods indicated (in millions):

	September 30, 2016	December 31, 2015
Argentina	$217	$237
United States	20	20
Brazil	8	7
Total long-term financing receivables	$245	$264
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
6. INVESTMENTS IN AND ADVANCES TO AFFILIATES
Summarized Financial Information — The following table summarizes financial information of the Company’s 50%-or-less-owned affiliates that are accounted for using the equity method (in millions):

	Nine Months Ended September 30,
50%-or-less-Owned Affiliates	2016	2015
Revenue	$439	$496
Operating margin	108	118
Net income	46	193
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
Silver Ridge Power — As part of the Company’s sale of its 50% ownership interest in Silver Ridge Power, LLC (“SRP”) on July 2, 2014, the buyer had an option to purchase the Company's indirect 50% interest in SRP’s solar generation business in Italy (“Solar Italy”) for additional consideration of $42 million by August 2015. The buyer exercised its option to purchase Solar Italy on August 31, 2015, and the sale was completed on October 1, 2015.
7. DEBT
Recourse Debt
In July 2016, the Company redeemed in full the $181 million balance of its 8.0% outstanding senior unsecured notes due 2017 using proceeds from its senior secured credit facility. As a result, the Company recognized a loss on extinguishment of debt of $16 million for the three and nine months ended September 30, 2016 that is included in the Condensed Consolidated Statement of Operations.
In May 2016, the Company issued $500 million aggregate principal amount of 6.0% senior notes due 2026. The Company used these proceeds to redeem, at par, $495 million aggregate principal of its existing LIBOR + 3.00% senior unsecured notes due 2019. As a result of the latter transaction, the Company recognized a net loss on extinguishment of debt of $4 million for the nine months ended September 30, 2016 that is included in the Condensed Consolidated Statement of Operations.
In January 2016, the Company redeemed $125 million of its senior unsecured notes outstanding. The repayment included a portion of the 7.375% senior notes due in 2021, the 4.875% senior notes due in 2023, the 5.5% senior notes due in 2024, the 5.5% senior notes due in 2025 and the floating rate senior notes due in 2019. As a result of these transactions, the Company recognized a net gain on extinguishment of debt of $7 million for the nine months ended September 30, 2016 that is included in the Condensed Consolidated Statement of Operations.

In April 2015, the Company issued $575 million aggregate principal amount of 5.5% senior notes due 2025. Concurrent with this offering, the Company redeemed via tender offers $344 million aggregate principal of its existing 8.0% senior unsecured notes due 2017, and $156 million of its existing 8.0% senior unsecured notes due 2020. As a result of the latter transaction, the Company recognized a loss on extinguishment of debt of $82 million for the nine months ended September 30, 2015 that is included in the Condensed Consolidated Statement of Operations.
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
Non-Recourse Debt
During the nine months ended September 30, 2016, the Company’s subsidiaries engaged in the following significant debt transactions:

Subsidiary	Issuances	Repayments	Gain (Loss) on Extinguishment of Debt
IPALCO	$598	$(390)	$—
Gener	619	(279)	7
Andres	220	(180)	(2)
Los Mina	118	—	—
Itabo Opco	100	(70)	(1)
Maritza	18	(136)	—
DPL	445	(521)	(3)
Other	266	(462)	—
	$2,384	$(2,038)	$1
Non-recourse debt in default — The following table summarizes the Company’s subsidiary non-recourse debt in default as of September 30, 2016 (in millions). Due to the defaults, these amounts are included in the current portion of non-recourse debt:

Subsidiary	Primary Nature of Default	Debt in Default	Net Assets
Kavarna (Bulgaria)	Covenant	$129	$(50)
Sogrinsk (Kazakhstan)	Covenant	5	6
		$134
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
In the event that there is a default, bankruptcy or maturity acceleration at a subsidiary or group of subsidiaries that meets the applicable definition of materiality under the Parent Company’s corporate debt agreements, there could be a cross-default to the Company’s recourse debt. A material subsidiary is defined in the Parent Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently completed fiscal quarters. As of September 30, 2016, none of the defaults listed above individually or in the aggregate result in or are at risk of triggering a cross-default under the recourse debt of the Parent Company. In the event the Parent Company is not in compliance with the financial covenants of its senior secured credit facility, restricted payments will be limited to regular quarterly shareholder dividends at the then-prevailing rate. Payment and bankruptcy defaults would preclude the making of any restricted payments.
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
Presented below is the Parent Company’s current undiscounted exposure to guarantees and the potential range of maximum undiscounted exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees. The table below summarizes the Parent Company’s contingent contractual obligations as of September 30, 2016 (in millions, except range amounts).

Contingent Contractual Obligations	Amount	No. of Agreements	Maximum Exposure Range for Each Agreement
Guarantees and commitments	$497	17	$8 — 58
Letters of credit under the unsecured credit facility	146	6	$2 — 58
Asset sale related indemnities (1)	27	1	$27
Cash collateralized letters of credit	3	1	$3
Letters of credit under the senior secured credit facility	6	15	<$1 — 1
Total	$679	40
_____________________________

(1)
Excludes normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.

During the nine months ended September 30, 2016, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts of letters of credit.
Contingencies
Environmental — The Company periodically reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. As of September 30, 2016 and December 31, 2015, the Company had recognized liabilities of $11 million and $10 million, respectively, relating to projected environmental remediation costs. Due to the uncertainties associated with environmental assessment and remediation activities, future costs of compliance or remediation with current legislation or costs for new legislation introduced could be higher or lower than the amount currently accrued. Moreover, where no liability has been recognized, it is reasonably possible that the Company may be required to incur remediation costs or make expenditures in amounts that could be material but could not be estimated as of September 30, 2016. In aggregate, the Company estimates the potential losses related to environmental matters, where estimable, to be up to $21 million. The amounts considered reasonably possible do not include amounts accrued as discussed above.
Litigation — The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company has evaluated claims in accordance with the accounting guidance for contingencies that it deems both probable and reasonably estimable and, accordingly, has recognized aggregate liabilities for all claims of approximately $177 million and $179 million as of September 30, 2016 and December 31, 2015, respectively. Recognized aggregate liabilities for these claims are reported on the Condensed Consolidated Balance Sheets within Accrued and other liabilities and Other noncurrent liabilities. A significant portion of these accrued liabilities relate to labor and employment, non-income tax and customer disputes in international jurisdictions, principally Brazil where there are a number of labor and employment lawsuits. The complaints generally seek unspecified monetary damages, injunctive relief, or other relief. The AES subsidiaries have denied any liability and intend to vigorously defend themselves in all of these proceedings. There can be no assurance that these accrued liabilities will be adequate to cover all existing and future claims or that we will have the liquidity to pay such claims as they arise.
The Company believes, based upon information it currently possesses and taking into account established accruals for liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material effect on the Company’s consolidated financial statements. However, where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2016. The material contingencies where a loss is reasonably possible primarily include (1) claims under financing agreements, including the Eletrobrás case (see Part II—Item 1—Legal Proceedings of this Form 10-Q); (2) disputes with offtakers, suppliers and EPC contractors; (3) alleged violation of monopoly laws and regulations; (4) income tax and non-income tax matters with tax authorities; and (5) regulatory matters. In aggregate, the Company estimates that the range of potential losses, where estimable, related to these reasonably possible material contingencies is between $1.4 billion and $1.7 billion. Certain claims are in settlement negotiations. These claims considered reasonably possible do not include the amounts accrued, as discussed in the preceding paragraph, nor do they include income tax-related contingencies which are considered part of our uncertain tax positions.
Regulatory — During the fourth quarter of 2013, the Company recognized a regulatory liability of $269 million for a contingency related to an administrative ruling which required Eletropaulo to refund customers’ amounts due to the regulatory asset base. During the second half of 2014, Eletropaulo started refunding customers as part of the tariff. In January 2015, ANEEL updated the tariff to exclude any further customer refunds. On June 30, 2015, ANEEL included in the tariff reset the reimbursement to Eletropaulo of these amounts previously refunded to customers to begin in July 2015. During the second quarter of 2015, as a result of favorable events, management reassessed the contingency and determined that it no longer meets the recognition criteria under ASC 450 Contingencies. Management believes that it is now only reasonably possible that Eletropaulo will have to refund these amounts to customers. Accordingly, the Company reversed the remaining regulatory liability for this contingency of $161 million in the second quarter of 2015, which increased Regulated revenue by $97 million and reduced Interest expense by $64 million. Amounts related to this case are included as part of our reasonably possible contingent range discussed in the preceding paragraph.
9. PENSION PLANS
Total pension cost and employer contributions were as follows for the periods indicated (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$3	$3	$4	$4	$9	$9	$12	$12
Interest cost	10	92	12	84	30	255	35	281
Expected return on plan assets	(17)	(59)	(17)	(59)	(50)	(164)	(51)	(197)
Amortization of prior service cost	2	—	1	—	6	—	5	—
Amortization of net loss	5	5	5	6	14	14	15	21
Total pension cost	$3	$41	$5	$35	$9	$114	$16	$117

					Nine Months Ended September 30, 2016		Remainder of 2016 (Expected)
					U.S.	Foreign	U.S.	Foreign
Total employer contributions					$22	$103	$—	$41
10. REDEEMABLE STOCK OF SUBSIDIARIES
The table below is a reconciliation of changes in redeemable stock of subsidiaries (in millions):

	Nine Months Ended September 30,
	2016	2015
Balance at the beginning of the period	$538	$78
Sale of redeemable stock of subsidiaries	134	460
Contributions to redeemable stocks of subsidiaries	130	—
Net loss attributable to redeemable stocks of subsidiaries	(8)	—
Fair value adjustment recorded to retained earnings (1)	4	—
Reclassification of mandatorily redeemable stock of subsidiaries to other liabilities	(23)	—
Balance at the end of the period	$775	$538
_____________________________

(1)	$5 million increase in fair value of DP&L preferred shares offset by $1 million decrease in fair value of Colon common stock.
The table below presents the investments in redeemable stock of subsidiaries (in millions):

	September 30, 2016	December 31, 2015
IPALCO	$618	$460
Colon	97	—
IPL preferred shares	60	60
DP&L preferred shares	—	18
Redeemable stock of subsidiaries	$775	$538
Colon — During the nine months ended September 30, 2016, our partner in Colon invested an additional $23 million, increasing their ownership from 25% to 49.9%, and $83 million, with no impact to the ownership structure of the investment. Any subsequent adjustments to allocate earnings and dividends to our partner or measure the investment at fair value, will be classified as temporary equity each reporting period as it is probable that the shares will become redeemable.
DP&L — In September 2016, it became probable that the preferred shares of DP&L, a wholly-owned subsidiary of DPL, would become redeemable. As such, the Company recorded an adjustment of $5 million to retained earnings to adjust the preferred shares to their redemption value of $23 million. Notice of the redemption plan was issued on September 13, 2016, at which point the shares became mandatorily redeemable and were reclassified to other liabilities.
IPALCO — In March 2016, La Caisse de depot et placement du Quebec (“CDPQ”) completed its investment commitment in IPALCO by investing $134 million in IPALCO Enterprises, Inc. (“IPALCO”). As a result of this transaction, CDPQ owns a combined direct and indirect interest in IPALCO of 30%. In June 2016, CDPQ contributed an additional $24 million to IPALCO, with no impact to ownership structure of the investment. Any subsequent adjustments to allocate earnings and dividends to CDPQ will be classified as NCI within permanent equity as it is not probable that the shares will become redeemable.
11. EQUITY
Changes in Equity — The table below is a reconciliation of the beginning and ending equity attributable to stockholders of The AES Corporation, NCI and total equity as of the periods indicated (in millions):

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	The Parent Company Stockholders’ Equity	NCI	Total Equity	The Parent Company Stockholders’ Equity	NCI	Total Equity
Balance at the beginning of the period	$3,149	$3,022	$6,171	$4,272	$3,053	$7,325
Net income (loss) (1)	(181)	97	(84)	391	330	721
Total foreign currency translation adjustment, net of income tax	179	53	232	(498)	(359)	(857)
Total change in derivative fair value, net of income tax	(52)	(63)	(115)	10	(37)	(27)
Total pension adjustments, net of income tax	3	7	10	3	10	13
Cumulative effect of a change in accounting principle	—	—	—	(5)	—	(5)
Fair value adjustment to redeemable stock of subsidiaries	(4)	—	(4)	—	—	—
Acquisition of businesses (2)	—	—	—	—	11	11
Disposition of businesses	—	18	18	—	(49)	(49)
Distributions to noncontrolling interests	(2)	(293)	(295)	—	(182)	(182)
Contributions from noncontrolling interests	—	23	23	—	117	117
Dividends declared on common stock	(144)	—	(144)	(138)	—	(138)
Purchase of treasury stock	(79)	—	(79)	(408)	—	(408)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	15	—	15	23	—	23
Sale of subsidiary shares to noncontrolling interests	—	17	17	(83)	—	(83)
Acquisition of subsidiary shares from noncontrolling interests	(2)	(3)	(5)	—	—	—
Less: Net loss attributable to redeemable stocks of subsidiaries	—	8	8	—	—	—
Balance at the end of the period	$2,882	$2,886	$5,768	$3,567	$2,894	$6,461
 _____________________________
(1) Net income attributable to noncontrolling interest of $105 million and $8 million of net loss attributable to redeemable stocks of subsidiaries.
(2) Fair value of a tax equity partner’s right to preferential returns as a result of the acquisition of Solar Power PR, LLC (Solar Puerto Rico), which was previously accounted for as an equity method investment.
Equity Transactions with Noncontrolling Interests
Jordan — On February 18, 2016, the Company completed the sale of 40% of its interest in a wholly owned subsidiary in Jordan which owns a controlling interest in the Jordan IPP4 gas-fired plant, for $21 million. The transaction was accounted for as a sale of in-substance real estate and a pretax gain of $4 million, net of transaction costs, was recognized in net income. The cash proceeds from the sale are reflected in Proceeds from the sale of businesses, net of cash sold on the Consolidated Statement of Cash Flows for the period ended September 30, 2016. After completion of the sale, the Company has a 36% net ownership interest in Jordan IPP4 and will continue to manage and operate the plant, with 40% owned by Mitsui Ltd. and 24% owned by Nebras Power Q.S.C. As the Company maintained control after the sale, Jordan IPP4 continues to be consolidated by the Company within the Europe SBU reportable segment.
Deconsolidations
UK Wind — During the second quarter of 2016, the Company determined it no longer had control of its wind development projects in the United Kingdom (“UK Wind”) as the Company no longer held seats on the board of directors. In accordance with the accounting guidance, UK Wind was deconsolidated and a loss on deconsolidation of $20 million was recorded to Gain on disposal and sale of businesses in the Condensed Consolidated Statement of Operations to write off the Company’s non-controlling interest in the project. The UK Wind projects were reported in the Europe SBU reportable segment.

Accumulated Other Comprehensive Loss — See below for the changes in AOCL by component, net of tax and NCI, for the nine months ended September 30, 2016 (in millions):

	Foreign currency translation adjustment, net	Unrealized derivative gains (losses), net	Unfunded pension obligations, net	Total
Balance at the beginning of the period	$(3,256)	$(353)	$(274)	$(3,883)
Other comprehensive income (loss) before reclassifications	179	(71)	—	108
Amount reclassified to earnings	—	19	3	22
Other comprehensive income (loss)	179	(52)	3	130
Balance at the end of the period	$(3,077)	$(405)	$(271)	$(3,753)
Reclassifications out of AOCL are presented in the following table. Amounts for the periods indicated are in millions and those in parenthesis indicate debits to the Condensed Consolidated Statements of Operations:

Details About	Affected Line Item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
AOCL Components		2016	2015	2016	2015

Unrealized derivative gains (losses), net
	Non-regulated revenue	$20	$12	$94	$27
	Non-regulated cost of sales	(17)	(5)	(54)	(10)
	Interest expense	(25)	(28)	(86)	(84)
	Gain on disposals and sale of investments	—	(4)	—	(4)
	Foreign currency transaction gains (losses)	(3)	12	18	20
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(25)	(13)	(28)	(51)
	Income tax expense	4	—	5	6
	Net equity in earnings of affiliates	—	(1)	—	(1)
	Income (loss) from continuing operations	(21)	(14)	(23)	(46)
	Less: Net income attributable to noncontrolling interests	5	6	4	15
	Net income (loss) attributable to The AES Corporation	$(16)	$(8)	$(19)	$(31)
Amortization of defined benefit pension actuarial loss, net
	Regulated cost of sales	$(4)	$(7)	$(13)	$(20)
	Income (loss) from continuing operations before taxes and equity in earnings of affiliates	(4)	(7)	(13)	(20)
	Income tax expense	2	3	4	8
	Income (loss) from continuing operations	(2)	(4)	(9)	(12)
	Net loss from disposal and impairments of discontinued businesses	(1)	—	(1)	(1)
	Net Income (loss)	(3)	(4)	(10)	(13)
	Less: Net income attributable to noncontrolling interests	2	3	7	10
	Net income (loss) attributable to The AES Corporation	$(1)	$(1)	$(3)	$(3)
Total reclassifications for the period, net of income tax and noncontrolling interests		$(17)	$(9)	$(22)	$(34)
Common Stock Dividends — The Company paid dividends of $0.11 per outstanding share to its common stockholders during the first, second and third quarter of 2016 for dividends declared in December 2015, and February and July 2016, respectively.
Stock Repurchase Program — During the nine months ended September 30, 2016, the Parent Company repurchased 8.7 million shares of its common stock at a total cost of $79 million under the existing stock repurchase program (the “Program”). The cumulative repurchases from the commencement of the Program in July 2010 through September 30, 2016 totaled 154.3 million shares for a total cost of $1.9 billion, at an average price per share of $12.12 (including a nominal amount of commissions). As of September 30, 2016, $264 million remained available for repurchase under the Program.
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
The following tables present financial information by segment for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2016	2015	2016	2015
US SBU	$916	$923	$2,582	$2,751
Andes SBU	667	652	1,864	1,894
Brazil SBU	1,027	866	2,761	3,083
MCAC SBU	547	597	1,596	1,796
Europe SBU	207	292	675	921
Asia SBU	179	195	574	501
Corporate and Other	6	7	8	17
Eliminations	(7)	(10)	(18)	(27)
Total Revenue	$3,542	$3,522	$10,042	$10,936

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Adjusted PTC	2016	2015	2016	2015
US SBU	$114	$101	$257	$263
Andes SBU	134	150	279	322
Brazil SBU	6	15	18	97
MCAC SBU	74	92	197	248
Europe SBU	24	45	127	171
Asia SBU	22	24	70	66
Corporate and Other	(102)	(112)	(331)	(330)
Total Adjusted PTC	$272	$315	$617	$837
Reconciliation to Income from Continuing Operations before Taxes and Equity In Earnings of Affiliates:
Non-GAAP Adjustments:
Unrealized derivative (losses) gains	(5)	12	(1)	29
Unrealized foreign currency (losses) gains	(3)	(5)	(12)	(48)
Disposition/acquisition (losses) gains	3	23	5	32
Impairment losses	(24)	(139)	(309)	(175)
Loss on extinguishment of debt	(20)	(21)	(26)	(159)
Pretax contribution	$223	$185	$274	$516
Add: Income from continuing operations before taxes attributable to noncontrolling interests	82	56	196	483
Less: Net equity in earnings of affiliates	11	81	25	96
Income from continuing operations before taxes and equity in earnings of affiliates	$294	$160	$445	$903

Total Assets	September 30, 2016	December 31, 2015
US SBU	$9,822	$9,800
Andes SBU	8,858	8,594
Brazil SBU	5,975	5,209
MCAC SBU	5,120	4,820
Europe SBU	2,766	3,101
Asia SBU	3,204	3,099
Assets of discontinued operations and held-for-sale businesses	1,006	1,306
Corporate and Other	357	541
Total Assets	$37,108	$36,470

13. OTHER INCOME AND EXPENSE
Other income generally includes gains on asset sales; liability extinguishments; favorable judgments on contingencies; and from miscellaneous transactions. Other expense generally includes losses on asset sales and dispositions; legal contingencies; and from miscellaneous transactions. The components are summarized as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Other Income	Allowance for funds used during construction (US utilities)	$8	$5	$22	$12
	Gain on sale of assets	—	1	3	12
	Other	10	6	18	18
	Total other income	$18	$12	$43	$42

Other Expense	Loss on sale and disposal of assets	$12	$10	$26	$30
	Water rights write-off	—	4	7	4
	Legal settlement	1	—	5	8
	Other	—	4	4	5
	Total other expense	$13	$18	$42	$47
14. ASSET IMPAIRMENT EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Buffalo Gap I	$78	$—	$78	$—
Buffalo Gap II	—	—	159	—
DPL	—	—	235	—
Kilroot	—	113	—	113
UK Wind	—	—	—	37
Buffalo Gap III	—	118	—	118
Other	1	—	1	8
Total asset impairment expense	$79	$231	$473	$276
Buffalo Gap I — During the third quarter of 2016, the Company tested the recoverability of its long-lived assets at Buffalo Gap I. As a result of decreases in wind production, management underwent a process to enhance the methodology for forecasting wind dispatch. The change in management’s estimate of dispatch resulted in lower forecasted revenues from September 2016 through the end of the asset group’s useful life. The Company determined that the carrying amount of the Buffalo Gap I asset group was not recoverable. The Buffalo Gap I asset group was determined to have a fair value of $35 million using the income approach. As a result, the Company recognized an asset impairment expense of $78 million ($23 million attributable to AES). Buffalo Gap I is reported in the US SBU reportable segment.
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
15. INCOME TAXES
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
16. DISCONTINUED OPERATIONS
Sul — In June 2016, the Company executed an agreement for the sale of its wholly-owned subsidiary AES Sul, a distribution business in Brazil. Upon meeting the held-for-sale criteria, the Company recognized an after tax loss of $382 million comprised of a pretax impairment charge of $783 million, offset by a tax benefit of $266 million related to the impairment of the Sul long lived assets and a tax benefit of $135 million for deferred taxes related to the investment in AES Sul. Prior to the impairment charge in the second quarter, the carrying value of the AES Sul asset group of $1.6 billion was greater than its approximate fair value less costs to sell of $470 million. However, the impairment charge was limited to the carrying value of the long lived assets of the AES Sul disposal group. The sale of AES Sul closed October 31, 2016. See Note 20—Subsequent Events.
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
Due to a recent portfolio evaluation, we determined that AES Sul is no longer aligned with our strategic goals and its disposal is part of a strategic shift of the Company in the Brazil distribution sector. Therefore, we have reported the results of operations and financial position of Sul as discontinued operations in the consolidated financial statements for all periods presented. Sul’s pretax loss attributable to AES was $1 million and $794 million, for the three and nine months ended September 30, 2016, respectively. Sul’s pretax gain attributable to AES for the three months ended September 30, 2015 was $6 million and pretax loss attributable to AES for the nine months ended September 30, 2015 was $18 million. Prior to its classification as discontinued operations, Sul was reported in the Brazil SBU reportable segment.

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations and held-for-sale businesses at September 30, 2016 and December 31, 2015:

(in millions)	September 30, 2016	December 31, 2015
Assets of discontinued operations and held-for-sale businesses:
Cash and cash equivalents	$4	$5
Accounts receivable, net of allowance for doubtful accounts of $19 and $8 respectively	184	171
Property, plant and equipment and intangibles, net	860	668
Deferred income taxes	589	133
Other classes of assets that are not major	206	233
Loss recognized on classification as held-for-sale (1)	(837)	—
Total assets of discontinued operations	$1,006	$1,210
Other assets of businesses classified as held-for-sale (2)	—	96
Total assets of discontinued operations and held-for-sale businesses (3)	$1,006	$1,306
Liabilities of discontinued operations and held-for-sale businesses:
Accounts payable	$141	$150
Accrued and other liabilities	156	150
Non-recourse debt	337	346
Other classes of liabilities that are not major	168	125
Total liabilities of discontinued operations	$802	$771
Other liabilities of businesses classified as held-for-sale (2)	—	13
Total liabilities of discontinued operations and held-for-sale businesses (3)	$802	$784
 _____________________________

(1)	Pre-tax impairment expense of $783 million is net of the impact from cumulative translation adjustments.

(2)	DPLER and Kelanitissa were classified as held-for-sale as of December 31, 2015. See Note 17—Dispositions for further information.

(3)	Amounts were classified as both current and long-term on the Condensed Consolidated Balance Sheet as of December 31, 2015.
The following table summarizes the the major line items constituting gains (losses) from discontinued operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Loss from discontinued operations, net of tax:
Revenue — regulated	$213	$199	$632	$627
Cost of sales	(200)	(192)	(608)	(620)
Asset impairment expense	—	—	(783)	—
Other income and expense items that are not major	(14)	(1)	(35)	(25)
Pretax gain (loss) from discontinued operations	$(1)	$6	$(794)	$(18)
Income tax benefit (expense)	—	(1)	405	6
(Loss) income from discontinued operations, net of tax	$(1)	$5	$(389)	$(12)
The following table summarizes the operating and investing cash flows from discontinued operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(in millions)	2016	2015
Cash flows from operating activities of discontinued operations	$68	$(23)
Cash flows from investing activities of discontinued operations	(63)	(16)
17. DISPOSITIONS
UK Wind — During the second quarter of 2016, the Company deconsolidated UK Wind and recorded a loss on deconsolidation of $20 million to Gain on disposal and sale of businesses in the Condensed Consolidated Statement of Operations. Prior to deconsolidation, UK Wind was reported in the Europe SBU reportable segment. See Note 11—Equity for additional information.
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
Armenia Mountain — On July 1, 2015, the Company completed the sale of Armenia Mountain, a wind project in Pennsylvania. Net proceeds from the sale transaction were $64 million and the Company recognized a pretax gain on sale of $22 million. The sale did not meet the criteria to be reported as a discontinued operation. Prior to its sale, Armenia Mountain was reported in the US SBU reportable segment.
18. ACQUISITIONS
Distributed Energy — On February 18, 2015, the Company completed the acquisition of 100% of the common stock of Main Street Power Company, Inc. for approximately $25 million. The purchase consideration was composed of $20 million cash and the fair value of earn-out payments of $5 million. At December 31, 2015, the assets acquired (including $4 million cash) and liabilities assumed at the acquisition date were recorded at fair value based on the final purchase price allocation, which resulted in the recognition of $16 million of goodwill. After the date of acquisition, Main Street Power Company, Inc. was renamed Distributed Energy, Inc.
On September 16, 2016, Distributed Energy acquired the equity interest of various projects held by multiple partnerships for approximately $43 million. These partnerships were were previously classified as equity method investments. In accordance with the accounting guidance for business combinations, the Company has recorded the opening balance sheets of the acquired businesses based on the purchase price allocation as of the acquisition date. The Company has not finalized the purchase price allocation and will continue to make adjustments during the measurement period.
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

(in millions, except per share data)	2016			2015
Three Months Ended September 30,	Income	Shares	$ per Share	Income	Shares	$ per Share
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations attributable to The AES Corporation common stockholders(1)	$171	659	$0.26	$175	679	$0.26
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	1	—
Restricted stock units	—	3	—	—	2	—
DILUTED EARNINGS PER SHARE	$171	662	$0.26	$175	682	$0.26
Nine Months Ended September 30,
BASIC EARNINGS PER SHARE
Income from continuing operations attributable to The AES Corporation common stockholders(2)	$203	660	$0.31	$403	692	$0.58
EFFECT OF DILUTIVE SECURITIES
Restricted stock units	—	2	—	—	2	—
DILUTED EARNINGS PER SHARE	$203	662	$0.31	$403	694	$0.58
_____________________________
(1) Income from continuing operations, net of tax, of $176 million less the $5 million adjustment to retained earnings to record the DP&L redeemable preferred stock at its redemption value as of September 30, 2016.
(2) Income from continuing operations, net of tax, of $208 million less the $5 million adjustment to retained earnings to record the DP&L redeemable preferred stock at its redemption value as of September 30, 2016.
For the three and nine months ended September 30, 2016 and 2015, the calculation of diluted earnings per share excluded 7 million outstanding stock awards which could potentially dilute basic earnings per share in the future. Additionally, for the three and nine months ended September 30, 2016 and 2015, all 15 million shares of potential common stock associated with convertible debentures were omitted from the earnings per share calculation as the impact would have been anti-dilutive.
20. SUBSEQUENT EVENTS
Sale of AES Sul — On October 31, 2016, the Company closed the sale of its 100% equity interest in AES Sul and received proceeds of $440 million, net of estimated working capital adjustments and transaction costs. The Company expects to recognize an additional loss on the sale in the fourth quarter of 2016. See Note 16—Discontinued Operations for additional information.

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
The prior-period condensed consolidated financial statements and management’s discussion and analysis in this Form 10-Q have been reclassified to reflect the businesses held-for-sale and discontinued operations as discussed in Note 16—Discontinued Operations.
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
Key Topics in Management’s Discussion and Analysis — Our discussion covers the following:

•	Overview of Q3 2016 Results and Strategic Performance

•	Review of Consolidated Results of Operations

•	Non-GAAP Measures and SBU Performance Analysis

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity
Overview of Q3 2016 Results and Strategic Performance
Management’s Strategic Priorities — Management is focused on the following priorities:

•
Leveraging our platforms — We are focusing our growth on platform expansions in markets where we already operate and have a competitive advantage to realize attractive risk-adjusted returns. We currently have 3,389 MW under construction. These projects represent $6.4 billion in total capital expenditures, with the majority of AES’ $1.1 billion in equity already funded. These projects are expected to come on-line through 2019. Beyond the projects we currently have under construction, we will continue to advance select projects from our development pipeline.

•
Reducing complexity — By exiting businesses and markets where we do not have a competitive advantage, we are simplifying our portfolio and reducing risk. Year-to-date 2016, we announced or closed $510 million in equity proceeds from the sales or sell-downs of six businesses.

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

•
Allocating capital in a disciplined manner — Our top priority is to maximize risk-adjusted returns to our shareholders, which we achieve by investing our discretionary cash and recycling the capital we receive from asset sales and strategic partnerships. Year-to-date 2016, we generated substantial cash by executing on our strategy, which we allocated in line with our capital allocation framework:

◦	Used $312 million to prepay and refinance the Parent Company debt;

◦	Returned $297 million to shareholders through share repurchases and quarterly dividends; and

◦	Invested $343 million in our subsidiaries.
Safe Operations
Safety is our first value and a top priority. We consistently analyze and evaluate our safety performance in order to capture lessons learned and strengthen mitigation plans that improve our safety performance.
Q3 2016 Strategic Performance
Earnings Per Share and Proportional Free Cash Flow Results in Q3 2016 (in millions, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	$ Change	% Change
Diluted earnings per share from continuing operations	$0.26	$0.26	$—	—%	$0.31	$0.58	$(0.27)	-47%
Adjusted EPS (a non-GAAP measure) (1)	0.32	0.38	(0.06)	-16%	0.64	0.90	(0.26)	-29%
Net cash provided by operating activities	819	915	(96)	-10%	2,182	1,505	677	45%
Proportional free cash flow (a non-GAAP measure) (1)	400	621	(221)	-36%	1,070	948	122	13%
_____________________________

(1)	See Item 2.—SBU Performance Analysis—Non-GAAP Measures for reconciliation and definition.
Three Months Ended September 30, 2016
Diluted earnings per share from continuing operations remained $0.26, for the three months ended September 30, 2016 as compared to 2015. The key drivers for 2016 were stable margins and lower impairment expense; largely offset by lower equity in earnings of affiliates due to the restructuring at Guacolda, in Chile, executed during the third quarter of 2015.
Adjusted EPS, a non-GAAP measure, decreased $0.06, or 16%, to $0.32, primarily driven by lower equity in earnings of affiliates due to the restructuring at Guacolda.
Net cash provided by operating activities decreased by $96 million, or 10%, to $819 million, primarily driven by lower net income, adjusted for non-cash items.
Proportional Free Cash Flow, a non-GAAP measure, decreased by $221 million, or 36%, to $400 million, primarily driven by lower collections in the Dominican Republic resulting from the collection of overdue accounts receivable in September 2015, and a decrease in VAT refunds related to our Cochrane and Alto Maipo construction projects.
Nine Months Ended September 30, 2016
Diluted earnings per share from continuing operations decreased $0.27, or 47%, to $0.31, primarily driven by lower operating margins at our Brazil, MCAC and Europe SBUs, higher impairment expense in the first half of 2016, higher interest expense, lower equity in earnings of affiliates due to the restructuring at Guacolda in the third quarter of 2015, and devaluation of foreign currencies against the US dollar. These decreases were partially offset by lower share count, lower losses on extinguishment of debt, higher operating margin at Andes SBU, and higher interest income.

Adjusted EPS, a non-GAAP measure, decreased $0.26, or 29%, to $0.64, primarily driven by lower operating margins at our Brazil, MCAC and Europe SBUs, higher interest expense and lower equity in earnings of affiliates due to the restructuring at Guacolda; partially offset by lower share count, higher operating margin at Andes SBU, and higher interest income.
Net cash provided by operating activities increased by $677 million, or 45%, to $2.2 billion, primarily driven by the collection of overdue receivables at Maritza and an increase in collections at our Brazil utilities, which were partially offset by the timing of payments for energy purchases at our Brazil utilities and lower net income adjusted for non-cash items.
Proportional Free Cash Flow, a non-GAAP measure, increased by $122 million, or 13%, to $1.1 billion, primarily driven by the collection of overdue receivables at Maritza, increased collections at our Brazil utilities, and lower working capital requirements. These increases were partially offset by a decrease in Adjusted Operating Margin (a non-GAAP measure).

Review of Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	$ change	% change	2016	2015	$ change	% change
Revenue:
US SBU	$916	$923	$(7)	-1%	$2,582	$2,751	$(169)	-6%
Andes SBU	667	652	15	2%	1,864	1,894	(30)	-2%
Brazil SBU	1,027	866	161	19%	2,761	3,083	(322)	-10%
MCAC SBU	547	597	(50)	-8%	1,596	1,796	(200)	-11%
Europe SBU	207	292	(85)	-29%	675	921	(246)	-27%
Asia SBU	179	195	(16)	-8%	574	501	73	15%
Corporate and Other	6	7	(1)	-14%	8	17	(9)	-53%
Intersegment eliminations	(7)	(10)	3	-30%	(18)	(27)	9	-33%
Total Revenue	3,542	3,522	20	1%	10,042	10,936	(894)	-8%
Operating Margin:
US SBU	189	165	24	15%	436	463	(27)	-6%
Andes SBU	203	162	41	25%	466	412	54	13%
Brazil SBU	53	91	(38)	-42%	174	492	(318)	-65%
MCAC SBU	140	148	(8)	-5%	370	416	(46)	-11%
Europe SBU	54	59	(5)	-8%	184	226	(42)	-19%
Asia SBU	41	33	8	24%	124	104	20	19%
Corporate and Other	7	4	3	75%	11	28	(17)	-61%
Intersegment eliminations	1	3	(2)	-67%	6	—	6	NM
Total Operating Margin	688	665	23	3%	1,771	2,141	(370)	-17%
General and administrative expenses	(40)	(45)	5	-11%	(135)	(150)	15	-10%
Interest expense	(354)	(365)	11	-3%	(1,086)	(995)	(91)	9%
Interest income	110	126	(16)	-13%	365	321	44	14%
Loss on extinguishment of debt	(16)	(20)	4	-20%	(12)	(161)	149	-93%
Other expense	(13)	(18)	5	-28%	(42)	(47)	5	-11%
Other income	18	12	6	50%	43	42	1	2%
Gain on disposal and sale of businesses	—	24	(24)	-100%	30	24	6	25%
Asset impairment expense	(79)	(231)	152	-66%	(473)	(276)	(197)	71%
Foreign currency transaction gains (losses)	(20)	12	(32)	NM	(16)	4	(20)	NM
Income tax expense	(75)	(43)	(32)	74%	(165)	(266)	101	-38%
Net equity in earnings of affiliates	11	81	(70)	-86%	25	96	(71)	-74%
INCOME FROM CONTINUING OPERATIONS	230	198	32	16%	305	733	(428)	-58%
(Loss) income from operations of discontinued businesses, net of income tax benefit (expense) of $0, $(1), $4 and $6, respectively	(1)	5	(6)	NM	(7)	(12)	5	-42%
Net loss from disposal and impairments of discontinued businesses, net of income tax benefit of $401 for the nine months ended September 30, 2016	—	—	—	NM	(382)	—	(382)	NM
NET INCOME (LOSS)	229	203	26	13%	(84)	721	(805)	NM
Less: Net income attributable to noncontrolling interests	(57)	(23)	(34)	NM	(105)	(330)	225	-68%
Less: Net loss attributable to redeemable stocks of subsidiaries	3	—	3	NM	8	—	8	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$175	$180	$(5)	-3%	$(181)	$391	$(572)	NM
AMOUNTS ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS:
Income from continuing operations, net of tax	$176	$175	$1	1%	$208	$403	$(195)	-48%
(Loss) income from discontinued operations, net of tax	(1)	5	(6)	NM	(389)	(12)	(377)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION	$175	$180	$(5)	-3%	$(181)	$391	$(572)	NM
Net cash provided by operating activities	$819	$915	$(96)	-10%	$2,182	$1,505	$677	45%
DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.10	$0.01	10%	$0.22	$0.20	$0.02	10%
NM - Not Meaningful
Components of Revenue, Cost of Sales, Operating Margin, and Operating Cash Flow — Revenue includes revenue earned from the sale of energy from our utilities and the production and sale of energy from our generation plants, which are classified as regulated and non-regulated, respectively, on the Condensed Consolidated Statements of Operations. Revenue also includes the gains or losses on derivatives associated with the sale of electricity.
Cost of sales includes costs incurred directly by the businesses in the ordinary course of business. Examples include electricity and fuel purchases, operations and maintenance costs, depreciation and amortization expense, bad debt expense and recoveries, and general administrative and support costs (including employee-related costs directly associated with the operations of the business). Cost of sales also includes the gains or losses on derivatives (including embedded derivatives other than foreign currency embedded derivatives) associated with the purchase of electricity or fuel.

Operating margin is defined as revenue less cost of sales.
Consolidated Revenue and Operating Margin — Executive Summary
Three months ended September 30, 2016:
Consolidated Revenue — Revenue increased $20 million, or 1%, to $3.54 billion for the three months ended September 30, 2016, compared with $3.52 billion for the three months ended September 30, 2015. This increase was driven primarily by the commencement of operations of Unit 1 at Cochrane in Chile as of July 2016.
Consolidated Operating Margin — Operating margin increased $23 million, or 3%, to $688 million for the three months ended September 30, 2016, compared with $665 million for the three months ended September 30, 2015 due to new operations at Cochrane as discussed above as well as lower energy purchase and fuel costs in Chile and higher margins at IPL driven by new rate order and environmental projects placed in service. These results were partially offset by lower rates for energy sold under new contracts at Tietê.
Nine months ended September 30, 2016:
Consolidated Revenue — Revenue decreased $894 million, or 8%, to $10.0 billion for the nine months ended September 30, 2016, compared with $10.9 billion for the nine months ended September 30, 2015. This decrease was driven by unfavorable FX impact of $598 million, primarily in Brazil of $355 million, Argentina of $74 million, Kazakhstan of $60 million and Colombia of $54 million. Additionally, revenues decreased in Brazil due to lower rates for energy sold under new contracts at Tietê; operations in 2015 but not in 2016 at Uruguiana; the reversal of a contingent regulatory liability in 2015, and lower demand, partially offset by the annual tariff adjustment, at Eletropaulo. Revenues also declined due to lower pass-through costs at El Salvador and IPP4 in Jordan, the sale of DPLER in January 2016, and lower rates at DPL. These decreases were partially offset by the impact of full operations at Mong Duong in 2016 compared to Unit 1 in March 2015 (with principal operations commencing in April 2015) and the commencement of operations of Unit 1 at Cochrane in Chile as of July 2016.
Consolidated Operating Margin — Operating margin decreased $370 million, or 17%, to $1.8 billion for the nine months ended September 30, 2016, compared with $2.1 billion for the nine months ended September 30, 2015. In addition to the unfavorable FX impact of $78 million primarily in Kazakhstan, Argentina, Brazil, and Colombia, the decrease was driven primarily by the reversal of a contingent regulatory liability in 2015, higher fixed costs and lower demand at Eletropaulo, and lower rates for energy sold under new contracts at Tietê. These decreases were partially offset by higher margin and lower fixed costs at Gener as well as the impact from new operations at Mong Duong in Vietnam and Cochrane in Chile as discussed above.
See Item 2.—SBU Performance Analysis of this Form 10-Q for additional discussion and analysis of operating results for each SBU.
Consolidated Results of Operations — Other
General and administrative expenses
General and administrative expenses decreased $5 million, or 11%, to $40 million for the three months ended September 30, 2016. The decrease was primarily due to decreased employee-related costs and professional fees.

General and administrative expenses decreased $15 million, or 10%, to $135 million for the nine months ended September 30, 2016. The decrease was primarily due to decreased employee-related costs and professional fees.
Interest expense
Interest expense decreased $11 million, or 3%, to $354 million for the three months ended September 30, 2016. This decrease was primarily due to prior year interest expense recorded on payments to the Argentinian tax authority.
Interest expense increased $91 million, or 9%, to $1.1 billion for the nine months ended September 30, 2016. This increase was primarily due to a $101 million increase at Eletropaulo as a result of the prior year reversal of $64 million in interest expense, previously recognized on a contingent regulatory liability, and increased interest expense due to higher regulatory liabilities and interest rates in the current period. Additionally, there was a $26 million increase at Mong Duong, mainly due to lower capitalized interest as a result of the commencement of operations in April 2015. These increases were partially offset by lower interest expense of $20 million due to a reduction in debt principal and lower interest rates at the Parent Company and DPL.
Interest income
Interest income decreased $16 million, or 13%, to $110 million for the three months ended September 30, 2016. The decrease was primarily due to lower interest income of $6 million at Andres due to higher collection of receivables and lower interest rates; and $4 million at Eletropaulo due to lower interest on regulatory assets resulting from annual tariff review.
Interest income increased $44 million, or 14%, to $365 million for the nine months ended September 30, 2016. This increase was primarily due to higher interest income of $35 million at Eletropaulo mainly due to higher interest on regulatory assets in the first half of 2016 and higher interest rates, and $23 million recognized on the financing element of the service concession arrangement at Mong Duong, which became fully operational from April 2015.
Loss on extinguishment of debt
Loss on extinguishment of debt was $16 million and $12 million for the three and nine months ended September 30, 2016 and $20 million and $161 million for the three and nine months ended September 30, 2015, respectively. See Note 7—Debt included in Item 1.—Financial Statements of this Form 10-Q for further information.
Other income and expense
Other income was $18 million and $43 million for the three and nine months ended September 30, 2016, and $12 million and $42 million for the three and nine months ended September 30, 2015, respectively.
Other expense was $13 million and $42 million for the three and nine months ended September 30, 2016, and $18 million and $47 million for the three and nine months ended September 30, 2015, respectively.
See Note 13—Other Income and Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.
Gain on disposal and sale of businesses
There were no gains on disposal and sale of businesses for the three months ended September 30, 2016. The were gains on disposal and sale of businesses was $30 million for the nine months ended September 30, 2016 and $24 million for the three and nine months ended September 30, 2015.
See Note 17—Dispositions included in Item 1.—Financial Statements of this Form 10-Q for further information.
Asset impairment expense
Asset impairment expense was $79 million and $473 million for the three and nine months ended September 30, 2016, and $231 million and $276 million for the three and nine months ended September 30, 2015, respectively. See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information.

Foreign currency transaction gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Parent Company	$(23)	$(2)	$(29)	$(21)
Colombia	(3)	13	(4)	18
Chile	(2)	(12)	(4)	(20)
Argentina	8	13	9	30
United Kingdom	1	4	10	6
Other	(1)	(4)	2	(9)
Total (1)	$(20)	$12	$(16)	$4
___________________________________________

(1)
Includes $15 million of losses and $39 million of gains on foreign currency derivative contracts for the three months ended September 30, 2016 and 2015, respectively, and $8 million and $85 million of gains on foreign currency derivative contracts for the nine months ended September 30, 2016 and 2015, respectively.

The Company recognized net foreign currency transaction losses of $20 million for the three months ended September 30, 2016, primarily due to:

•	a loss of $23 million at the Parent Company, which was mainly related to foreign currency swaps and options, partially offset by remeasurement gains on intercompany notes.
The Company recognized net foreign currency transaction gains of $12 million for the three months ended September 30, 2015, primarily due to:

•
a gain of $13 million in Colombia, which was mainly related to unrealized gains due to the 19% depreciation of the Colombian Peso, resulting in a gain at Chivor (a U.S. Dollar functional currency subsidiary) from liabilities denominated in Colombian Pesos, primarily income tax payable, accounts payable, and non-recourse debt, and positive impact from foreign currency embedded derivatives;

•
a gain of $13 million in Argentina, which was mainly related to the favorable impact of foreign currency derivatives associated with government receivables at AES Argentina Generacion (an Argentine Peso functional currency subsidiary), partially offset by losses from the remeasurement of U.S. Dollar denominated debt, and losses from the remeasurement of local currency asset balances at Termoandes (a U.S. Dollar functional currency subsidiary); and

•
a loss of $12 million in Chile, which was mainly due to the 9% depreciation of the Chilean Peso, resulting in a loss at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean Pesos, primarily cash, accounts receivables and VAT receivables.

The Company recognized net foreign currency transaction losses of $16 million for the nine months ended September 30, 2016, primarily due to:

•	a loss of $29 million at the Parent Company, which was mainly related to foreign currency swaps and options, partially offset by remeasurement gains on intercompany notes; and

•	a gain of $10 million at United Kingdom, which was mainly related to remeasurement gains on intercompany debt.
The Company recognized net foreign currency transaction gains of $4 million for the nine months ended September 30, 2015, primarily due to:

•
a gain of $30 million in Argentina, which was mainly related to the favorable impact of foreign currency derivatives associated with government receivables at AES Argentina Generacion (an Argentine Peso functional currency subsidiary), partially offset by losses from the remeasurement of U.S. Dollar denominated debt, and losses from the remeasurement of local currency asset balances at Termoandes (a U.S. Dollar functional currency subsidiary);

•
a gain of $18 million in Colombia, which was mainly related to unrealized gains due to the 30% depreciation of the Colombian Peso, resulting in a gain at Chivor (a U.S. Dollar functional currency subsidiary) from liabilities denominated in Colombian pesos, primarily income tax payable, accounts payable, and non-recourse debt, and positive impact from foreign currency embedded derivatives;

•	a loss of $21 million at the Parent Company, which was mainly due to net remeasurement losses on intercompany notes, partially offset by gains on foreign currency options; and

•
a loss of $20 million in Chile, which was mainly due to the 15% depreciation of the Chilean Peso, resulting in a loss at Gener (a U.S. Dollar functional currency subsidiary) from working capital denominated in Chilean Pesos, primarily cash, accounts receivables and VAT receivables.

Income tax expense
Income tax expense increased $32 million, or 74%, to $75 million for the three months ended September 30, 2016 compared to $43 million for the three months ended September 30, 2015. The Company’s effective tax rates were 26% and 27% for the three months ended September 30, 2016 and 2015, respectively.
The net decrease in the effective tax rate for the three months ended September 30, 2016, compared to the same period in 2015 was principally due to favorable resolution of an audit settlement at certain of our operating subsidiaries in the Dominican Republic this quarter.
Income tax expense decreased $101 million, or 38%, to $165 million for the nine months ended September 30, 2016 compared to $266 million for the nine months ended September 30, 2015. The Company’s effective tax rates were 37% and 29% for the nine months ended September 30, 2016 and 2015, respectively.
The net increase in the effective tax rate for the nine months ended September 30, 2016, compared to the same period in 2015 was principally due to the unfavorable impact of Chilean income tax law reform enacted during the first quarter of 2016 and the 2016 asset impairments recorded at Buffalo Gap I, Buffalo Gap II, and DPL. See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Buffalo Gap I, Buffalo Gap II, DPL asset impairments.
Our effective tax rate reflects the tax effect of significant operations outside the U.S. which are generally taxed at lower rates than the U.S. statutory rate of 35%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
Net equity in earnings of affiliates
Net equity in earnings of affiliates decreased $70 million to $11 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to a restructuring of Guacolda in September 2015. See Note 6—Investment In and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net equity in earnings of affiliates decreased $71 million to $25 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily due to a restructuring of Guacolda in September 2015. See Note 6—Investment In and Advances to Affiliates included in Item 1.—Financial Statements of this Form 10-Q for further information.
Net income attributable to noncontrolling interests
Net income attributable to NCI increased $34 million to $57 million for the three months ended September 30, 2016. This increase was primarily due to prior year asset impairment at Buffalo Gap III; partially offset by current year asset impairment at Buffalo Gap I.
Net income attributable to NCI decreased $225 million, or 68%, to $105 million for the nine months ended September 30, 2016. This decrease was primarily due to lower operating margin at Eletropaulo resulting from the the reversal of a contingent regulatory liability in 2015, asset impairments at Buffalo Gap I and II in 2016, and lower operating margin at Tietê; partially offset by an asset impairment at Buffalo Gap III in 2015.
Discontinued operations
Net losses from discontinued operations were $1 million and $389 million for the three and nine months ended September 30, 2016, and $12 million for the nine months ended September 30, 2015. Net income from discontinued operations was $5 million for the three months ended September 30, 2015. See Note 16—Discontinued Operations included in Item 1.—Financial Statements of this Form 10-Q for further information regarding the Sul discontinued operations.
Net (loss) income attributable to The AES Corporation
Net income attributable to The AES Corporation decreased $5 million to $175 million in the three months ended September 30, 2016 compared to $180 million in the three months ended September 30, 2015. Key drivers of the decrease were:

•	lower equity in earnings of affiliates;

•	lower operating margin at our Brazil SBU;

•	devaluation of foreign currencies against the US dollar;

•	lower gains on disposal and sale of businesses; and

•	lower interest income.

These decreases were partially offset by:

•	lower impairment expense on long lived assets; and

•	higher operating margin at our Andes SBU.
Net income (loss) attributable to The AES Corporation decreased $572 million to a loss of $181 million in the nine months ended September 30, 2016 compared to income of $391 million in the nine months ended September 30, 2015. Key drivers of the decrease were:

•	impairments at discontinued operations;

•	lower operating margins at our Brazil, MCAC and Europe SBUs;

•	higher impairment expense on long lived assets;

•	higher interest expense;

•	lower equity in earnings of affiliates; and

•	devaluation of foreign currencies against the US dollar.
These decreases were partially offset by:

•	lower losses on extinguishment of debt;

•	higher operating margin at our Andes SBU; and

•	higher interest income.
SBU Performance Analysis
Non-GAAP Measures
Adjusted Operating Margin, Adjusted PTC, Adjusted EPS, and Proportional Free Cash Flow are non-GAAP supplemental measures that are used by management and external users of our consolidated financial statements such as investors, industry analysts and lenders. The Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow by SBU for the three and nine months ended September 30, 2016 are shown below. The percentages represent the contribution by each SBU to the gross metric, excluding Corporate.

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

Reconciliation of Adjusted Operating Margin (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
US SBU	$164	$155	$382	$447
Andes SBU	144	125	326	314
Brazil SBU	12	19	37	103
MCAC SBU	107	121	290	335
Europe SBU	36	52	156	206
Asia SBU	19	16	58	49
Corporate and Other	8	3	18	27
Intersegment Eliminations	1	3	6	—
Total Adjusted Operating Margin	491	494	1,273	1,481
Noncontrolling Interests Adjustment	187	178	502	670
Unrealized derivative gains (losses)	10	(7)	(4)	(10)
Operating Margin	$688	$665	$1,771	$2,141
Adjusted PTC
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

The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to The AES Corporation. We believe that Adjusted PTC better reflects the underlying business performance of the Company and is considered in the Company’s internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, losses due to impairments and strategic decisions to dispose of or acquire business interests or retire debt, which affect results in a given period or periods. In addition, earnings before tax represents the business performance of the Company before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Adjusted PTC should not be construed as alternatives to income from continuing operations attributable to The AES Corporation, which is determined in accordance with GAAP.

Adjusted PTC (1) (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
US SBU	$114	$101	$257	$263
Andes SBU	134	150	279	322
Brazil SBU	6	15	18	97
MCAC SBU	74	92	197	248
Europe SBU	24	45	127	171
Asia SBU	22	24	70	66
Corporate and Other	(102)	(112)	(331)	(330)
Total Adjusted PTC	$272	$315	$617	$837
Non-GAAP Adjustments:
Unrealized derivative (losses) gains	(5)	12	(1)	29
Unrealized foreign currency losses	(3)	(5)	(12)	(48)
Disposition/acquisition gains	3	23	5	32
Impairment losses	(24)	(139)	(309)	(175)
Loss on extinguishment of debt	(20)	(21)	(26)	(159)
Pretax contribution	223	185	274	516
Income tax benefit (expense) attributable to The AES Corporation	(47)	(10)	(66)	(113)
Income from continuing operations, net of tax, attributable to The AES Corporation	$176	$175	$208	$403
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
The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. We believe that Adjusted EPS better reflects the underlying business performance of the Company and is considered in the Company’s internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions, unrealized foreign currency gains or losses, losses due to impairments and strategic decisions to dispose of or acquire business interests or retire debt, which affect results in a given period or periods. Adjusted EPS should not be construed as alternatives to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

Adjusted EPS	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Diluted earnings per share from continuing operations	$0.26		$0.26		$0.31		$0.58
Unrealized derivative gains	—		(0.02)		—		(0.04)
Unrealized foreign currency transaction losses	0.01		0.01		0.01		0.07
Disposition/acquisition gains	—		(0.03)	(1)	—	(2)	(0.05)	(1)
Impairment losses	0.03	(3)	0.20	(4)	0.47	(5)	0.25	(6)
Loss on extinguishment of debt	0.04	(7)	0.03		0.05	(8)	0.23	(9)
Less: Net income tax benefit	(0.02)		(0.07)	(10)	(0.20)	(11)	(0.14)	(12)
Adjusted EPS	$0.32		$0.38		$0.64		$0.90
_____________________________

(1)	Amount primarily relates to the gain on sale of Armenia Mountain of $22 million, or $0.03 per share.

(2)	Amount primarily relates to the gain on sale of DPLER of $22 million, or $0.03 per share; offset by the loss on deconsolidation of UK Wind of $20 million, or $0.03 per share.

(3)	Amount primarily relates to the asset impairment at Buffalo Gap I of $78 million ($23 million, or $0.03 per share, net of NCI).

(4)
Amount primarily relates to asset impairments at Buffalo Gap III of $118 million ($27 million, or $0.04 per share, net of NCI); and $113 million at Kilroot ($112 million, or $0.16 per share, net of NCI).

(5)
Amount primarily relates to asset impairments at DPL of $235 million, or $0.36 per share; $159 million at Buffalo Gap II ($49 million, or $0.07 per share, net of NCI); and $78 million at Buffalo Gap I ($23 million, or $0.03 per share, net of NCI).

(6)
Amount primarily relates to asset impairments at Buffalo Gap III of $118 million ($27 million, or $0.04 per share, net of NCI); $113 million at Kilroot ($112 million, or $0.16 per share, net of NCI); and $38 million at UK Wind ($30 million or $0.04 per share, net of NCI).

(7)
Amount primarily relates to losses on early retirement of debt at the Parent Company of $17 million, or $0.02 per share; and an adjustment of $5 million, or $0.01 per share to record the DP&L redeemable preferred stock at its redemption value.

(8)
Amount primarily relates to losses on early retirement of debt at the Parent Company of $19 million, or $0.03 per share; and an adjustment of $5 million, or $0.01 per share, to record the DP&L redeemable preferred stock at its redemption value.

(9)	Amount primarily relates to losses on early retirement of debt at the Parent Company of $113 million, or $0.16 per share; and $22 million at IPL ($16 million or $0.02 per share, net of NCI).

(10)	Amount primarily relates to the per share income tax benefit associated with impairment losses of $46 million, or $0.06 in the three months ended September 30, 2015.

(11)	Amount primarily relates to the per share income tax benefit associated with impairment losses of $123 million, or $0.19 in the nine months ended September 30, 2016.

(12)
Amount primarily relates to the per share income tax benefit associated with losses on extinguishment of debt of $51 million, or $0.08 and impairment losses of $48 million, or $0.07 in the nine months ended September 30, 2015.

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
US SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our US SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$189	$165	$24	15%	$436	$463	$(27)	-6%
Noncontrolling Interests Adjustment	(26)	(17)			(59)	(27)
Derivatives Adjustment	1	7			5	11
Adjusted Operating Margin	$164	$155	$9	6%	$382	$447	$(65)	-15%
Adjusted PTC	$114	$101	$13	13%	$257	$263	$(6)	-2%
Proportional Free Cash Flow	$219	$218	$1	—%	$469	$477	$(8)	-2%

Operating Margin for the three months ended September 30, 2016 increased by $24 million, or 15%, which was driven primarily by the following (in millions):

IPL
Higher retail margin driven by environmental revenues and higher rates due to a new rate order	$18
Other	4
Total IPL Increase	22
DPL
Increased plant availability which also resulted in reduced penalties	15
Total DPL Increase	15
US Generation
Warrior Run due to lower availability and higher maintenance costs primarily due to major outages in 2016	(7)
Other	(6)
Total US Generation Decrease	(13)
Total US SBU Operating Margin Increase	$24
Adjusted Operating Margin increased by $9 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. AES owns 100% of its businesses in the U.S. with the exception of IPL, which is wholly owned by its indirect subsidiary IPALCO. As of September 30, 2016, CDPQ owns a combined direct and indirect interest in IPALCO of 30%.
Adjusted PTC increased by $13 million driven by the $9 million increase in Adjusted Operating Margin described above and lower interest expense at DPL and IPL, partially offset by a decrease in the Company’s share of earnings under the HLBV accounting allocation at Buffalo Gap.
Proportional Free Cash Flow increased by $1 million, primarily driven by the timing of $29 million in payments for accounts payable and inventory purchases due to the conversion of coal generation assets to natural gas at IPL and inventory optimization efforts at DPL, lower proportional interest payments of $7 million (mainly at DPL) due to timing and lower interest rates, $5 million of lower pension contributions at DPL, and a $15 million increase in Adjusted Operating Margin (net of non-cash impacts of $6 million). These positive impacts were partially offset by a $35 million decrease in the timing of receivables collections resulting primarily from higher rates at IPL, more favorable weather in 2016, and the impact of DPLER’s declining customer base in 2015. Additionally, Proportional Free Cash Flow was negatively impacted by the impact of $20 million of competitive bid deposits received from suppliers in 2015 to participate in DP&L’s auction.
Operating Margin for the nine months ended September 30, 2016 decreased by $27 million, or 6%, which was driven primarily by the following (in millions):

DPL
Impact of lower wholesale prices and completion of DP&L’s transition to a competitive-bid market	$(32)
Decrease in RTO capacity and other revenues primarily due to lower capacity cleared in the auction	(16)
Other	5
Total DPL Decrease	(43)
US Generation
Southland from an increase in depreciation expense as a result of a change in estimated useful lives of the plants	(11)
Impact from sale of Armenia Mountain in July 2015	(10)
Warrior Run due to lower availability and higher maintenance cost primarily due to major outages in 2016	(9)
Other	2
Total US Generation Decrease	(28)
IPL
Higher retail margin driven by environmental revenues and higher rates due to a new rate order	28
Change in accrual resulting from the implementation of new rates	18
Other	(2)
Total IPL Increase	44
Total US SBU Operating Margin Decrease	$(27)
Adjusted Operating Margin decreased by $65 million for the US SBU due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. AES owns 100% of its businesses in the U.S. with the exception of IPL, which is wholly owned by its indirect subsidiary IPALCO. As of September 30, 2016, CDPQ owns a combined direct and indirect interest in IPALCO of 30%.
Adjusted PTC decreased by $6 million, driven by the $65 million decrease in Adjusted Operating Margin described above, partially offset by a gain on contract termination at DP&L and lower interest expense at DPL and IPL in part due to the sell-down impacts as discussed above.
Proportional Free Cash Flow decreased by $8 million, primarily driven by a $59 million decrease in Adjusted Operating Margin (net of non-cash impacts of $6 million, primarily related to the implementation of IPL’s new rates and depreciation), a $58 million decrease in the timing of receivables collections resulting primarily from higher rates at IPL, more favorable weather in 2016, and the impact of DPLER’s declining customer base in 2015. Additionally, Proportional Free Cash Flow was negatively impacted by the 2015 impact of $20 million of competitive bid deposits received from suppliers to participate in DP&L’s auction. These negative impacts were partially offset by a $76 million decrease in proportional coal purchases due to the ongoing conversion of coal generation assets to natural gas at IPL, a build-up of inventory due to mild winter weather in December 2015, and inventory optimization efforts at DPL. Additionally, Proportional Free Cash Flow was positively impacted by a net increase of $17 million in settlements of accounts receivable primarily due to the sale of DPLER in 2016, and lower proportional interest payments of $27 million due to timing and lower interest rates.
ANDES SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted Proportional Free Cash Flow (in millions) for our Andes SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$203	$162	$41	25%	$466	$412	$54	13%
Noncontrolling Interests Adjustment	(59)	(37)			(140)	(98)
Adjusted Operating Margin	$144	$125	$19	15%	$326	$314	$12	4%
Adjusted PTC	$134	$150	$(16)	-11%	$279	$322	$(43)	-13%
Proportional Free Cash Flow	$92	$134	$(42)	-31%	$152	$131	$21	16%
Including unfavorable FX and remeasurement impacts of $4 million, Operating Margin for the three months ended September 30, 2016 increased by $41 million, or 25%, which was driven primarily by the following (in millions):

Gener
Lower spot prices on energy and fuel purchases	$44
Start of operations at Cochrane’s Unit 1 in July 2016	18
Other	(2)
Total Gener Increase	60
Chivor
Lower spot sales prices	(9)
Lower volume of spot sales	(8)
Total Chivor Decrease	(17)
Total Argentina Decrease	(2)
Total Andes SBU Operating Margin Increase	$41
Adjusted Operating Margin increased by $19 million due to the drivers above, adjusted for the impact of NCI. AES owned 71% of Gener and Chivor as of September 30, 2015 and 67% as of September 30, 2016, and 100% of AES Argentina.
Adjusted PTC decreased by $16 million, driven by a restructuring of Guacolda in 2015 which increased our equity investment and resulted in additional equity in earnings of $46 million. This negative impact was partially offset by the increase of $19 million in Adjusted Operating Margin described above.
Proportional Free Cash Flow decreased by $42 million, primarily driven by a $35 million decrease in VAT refunds related to our Cochrane and Alto Maipo construction projects, $19 million in higher payments to fuel suppliers in Chile, an $11 million decrease in Argentina mainly associated with lower collections at the CTSN plant, and a $9 million increase in income tax payments in Chile and Argentina. These negative impacts were partially offset by the $19 million increase in Adjusted Operating Margin as described above, and a $25 million favorable impact related to a payment in the prior year to unwind an interest rate swap as part of the Ventanas refinancing in July 2015.

Including unfavorable FX and remeasurement impacts of $32 million, Operating Margin for the nine months ended September 30, 2016 increased by $54 million, or 13%, which was driven primarily by the following (in millions):

Gener
Lower prices on energy and fuel purchases	$60
Higher spot sales in the SIC market driven by better availability, partially offset by termination of Nueva Renca tolling agreement	25
Start of operations at Cochrane’s Unit 1 in July 2016	23
Lower fixed costs mainly associated with lower maintenance expenses and lower salaries	22
Other	(11)
Total Gener Increase	119
Argentina
Higher fixed costs mainly driven by higher inflation and maintenance costs	(38)
Lower availability mainly associated with planned major maintenance	(22)
Unfavorable FX impact	(17)
Higher rates driven by annual price review	58
Total Argentina Decrease	(19)
Chivor
Decrease in anciliary services sales partially offset by higher volume of spot sales	(17)
Unfavorable FX impact	(15)
Lower spot sales prices	(14)
Total Chivor Decrease	(46)
Total Andes SBU Operating Margin Increase	$54
Adjusted Operating Margin increased by $12 million due to the drivers above, adjusted for the impact of NCI. AES owned 71% of Gener and Chivor as of September 30, 2015 and 67% as of September 30, 2016, and 100% of AES Argentina.
Adjusted PTC decreased by $43 million, driven by restructuring of Guacolda in 2015 which increased our equity investment and resulted in additional equity in earnings of $46 million. This negative impact was partially offset by the increase of $12 million in Adjusted Operating Margin described above.
Proportional Free Cash Flow increased by $21 million, primarily driven by the $12 million increase in Adjusted Operating Margin as described above, $27 million of higher collections at Chivor related to increased sales from the fourth quarter of 2015, a $25 million favorable impact related to a payment in the prior year to unwind an interest rate swap as part of the Ventanas refinancing in July 2015, a $12 million favorable impact related to collections from CAMMESA associated with remuneration of major maintenance costs, and a $15 million reduction in proportional maintenance and non-recoverable environmental capital expenditures due to lower expenditures on emissions control equipment at Chile. These positive impacts were partially offset by higher net tax payments of $47 million primarily related to withholding taxes paid on Chilean distributions to AES affiliates and higher taxable income in Colombia, and $34 million of lower VAT refunds related to our Cochrane and Alto Maipo construction projects.
BRAZIL SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our Brazil SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$53	$91	$(38)	-42%	$174	$492	$(318)	-65%
Noncontrolling Interests Adjustment	(41)	(72)			(137)	(389)
Adjusted Operating Margin	$12	$19	$(7)	-37%	$37	$103	$(66)	-64%
Adjusted PTC	$6	$15	$(9)	-60%	$18	$97	$(79)	-81%
Proportional Free Cash Flow	$24	$31	$(7)	-23%	$106	$(36)	$142	NM

Including favorable FX impacts of $5 million, Operating Margin for the three months ended September 30, 2016 decreased by $38 million, or 42%, which was driven primarily by the following (in millions):

Eletropaulo
Higher fixed costs mainly due to higher bad debt and employee-related costs	$(17)
Regulatory penalties contingency provision in 2015, partially offset by higher regulatory penalties in 2016	10
Other	(8)
Total Eletropaulo Decrease	(15)
Tietê
Lower rates for energy sold under new contracts	(24)
Other	(5)
Total Tietê Decrease	(29)
Other business drivers	6
Total Brazil SBU Operating Margin Decrease	$(38)
Adjusted Operating Margin decreased by $7 million, primarily due to the drivers discussed above, adjusted for the impact of NCI. As of September 30, 2016, AES owns 16% of Eletropaulo, 46% of Uruguaiana and 24% of Tietê.
Adjusted PTC decreased by $9 million, driven by the decrease of $7 million in Adjusted Operating Margin as described above.
Proportional Free Cash Flow decreased by $7 million, primarily driven by the unfavorable timing of non-income tax payments of $34 million, higher maintenance capital expenditures at Eletropaulo and Sul of $9 million, higher interest payments at Sul and Eletropaulo of $9 million, and a decrease in Adjusted Operating Margin of $12 million (net of $5 million in non-cash impacts, primarily contingency expenses at Eletropaulo in 2015). These negative impacts were offset by favorable timing of $32 million in net collections of higher costs deferred in net regulatory assets in the prior year at Eletropaulo and Sul as a result of unfavorable hydrology in prior periods, and favorable timing of $27 million in collections on current year energy sales.
Including unfavorable FX impacts of $16 million, Operating Margin for the nine months ended September 30, 2016 decreased by $318 million, or 65%, which was driven primarily by the following (in millions):

Eletropaulo
Negative impact of reversal of contingent regulatory liability in 2015	$(97)
Higher fixed costs mainly due to higher bad debt and employee-related costs	(67)
Lower demand mainly due to economic decline	(42)
Higher regulatory penalties in 2016 partially offset by regulatory penalties contingency provision in 2015	(31)
Higher tariffs	71
Other	(4)
Total Eletropaulo Decrease	(170)
Tietê
Lower rates for energy sold under new contracts	(183)
Unfavorable FX impacts	(19)
Lower rates for energy purchases mainly due to decrease in spot market prices	71
Other	(4)
Total Tietê Decrease	(135)
Other business drivers	(13)
Total Brazil SBU Operating Margin Decrease	$(318)
Adjusted Operating Margin decreased by $66 million, primarily due to the drivers discussed above, adjusted for the impact of NCI. As of September 30, 2016, AES owns 16% of Eletropaulo, 46% of Uruguaiana and 24% of Tietê.
Adjusted PTC decreased by $79 million, driven by the decrease of $66 million in Adjusted Operating Margin as described above, as well as higher interest expense of $10 million related to the reversal of a contingent regulatory liability at Eletropaulo in 2015.
Proportional Free Cash Flow increased by $142 million, primarily driven by favorable timing of $311 million in net collections of higher costs deferred in net regulatory assets in the prior year at Eletropaulo and Sul as a result of unfavorable hydrology in prior periods, favorable timing of $119 million in collections on current year energy sales, and lower energy purchases of $22 million at Tietê due to favorable hydrology. These positive impacts were partially offset by unfavorable timing of $211 million in payments for energy purchases and regulatory charges at Eletropaulo and Sul, and a $56 million decrease in in Adjusted Operating Margin (net of $10 million in non-cash impacts, primarily due to the reversal of a contingent regulatory liability at Eletropaulo in 2015).

MCAC SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our MCAC SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$140	$148	$(8)	-5%	$370	$416	$(46)	-11%
Noncontrolling Interests Adjustment	(31)	(27)			(77)	(79)
Derivatives Adjustment	(2)	—			(3)	(2)
Adjusted Operating Margin	$107	$121	$(14)	-12%	$290	$335	$(45)	-13%
Adjusted PTC	$74	$92	$(18)	-20%	$197	$248	$(51)	-21%
Proportional Free Cash Flow	$91	$259	$(168)	-65%	$98	$391	$(293)	-75%
Operating Margin for the three months ended September 30, 2016 decreased by $8 million, or 5%, primarily due to lower availability in Puerto Rico.
Adjusted Operating Margin decreased by $14 million due to the driver above as well as additional impacts of NCI and excluding unrealized gains and losses on derivatives. As of September 30, 2016, AES owns 90% of Changuinola and 49% of its other generation facilities in Panama, 90% of Andres and Los Mina (92% in 2015) and 45% of Itabo (46% in 2015) in the Dominican Republic, 99% of TEG/TEP and 55% of Merida in Mexico, and a weighted average of 77% of its businesses in El Salvador.
Adjusted PTC decreased by $18 million, driven by the decrease of $14 million in Adjusted Operating Margin as described above and lower interest income due to lower accounts receivable balance in the Dominican Republic.
Proportional Free Cash Flow decreased by $168 million, primarily driven by $177 million in collections of overdue receivables in the Dominican Republic in September 2015, and the $14 million decrease in Adjusted Operating Margin described above. These negative impacts were partially offset by a favorable change in working capital in Puerto Rico of $17 million, primarily driven by the timing of collections.
Operating Margin for the nine months ended September 30, 2016 decreased by $46 million, or 11%, which was driven primarily by the following (in millions):

Mexico
Lower availability and related costs	$(12)
Other	(3)
Total Mexico Decrease	(15)
Puerto Rico
Lower availability	(10)
Other	(4)
Total Puerto Rico Decrease	(14)
Panama
Expenses related to the ongoing construction of a natural gas generation plant and a liquefied natural gas terminal	(15)
Lower generation and higher energy purchases driven by weaker hydrological conditions	(10)
Commencement of power barge operations at the end of March 2015	11
Other	1
Total Panama Decrease	(13)
Other business drivers	(4)
Total MCAC SBU Operating Margin Decrease	$(46)
Adjusted Operating Margin decreased by $45 million due to the drivers above, adjusted for the impact of NCI and excluding unrealized gains and losses on derivatives. As of September 30, 2016, AES owns 90% of Changuinola and 49% of its other generation facilities in Panama, 90% of Andres and Los Mina (92% in 2015) and 45% of Itabo (46% in 2015) in the Dominican Republic, 99% of TEG/TEP and 55% of Merida in Mexico, and a weighted average of 77% of its businesses in El Salvador.
Adjusted PTC decreased by $51 million, driven by the decrease of $45 million in Adjusted Operating Margin as described above and lower interest income due to lower accounts receivables balance in the Dominican Republic.
Proportional Free Cash Flow decreased by $293 million, primarily driven by $177 million in collections of overdue receivables in the Dominican Republic in September 2015, the $45 million decrease in Adjusted Operating Margin described above, lower collections of $40 million in Puerto Rico due to lower sales, higher income tax payments of $14 million in El Salvador as a result of higher taxable income in 2015, and $13 million of higher withholding taxes paid on dividend distributions to AES affiliates in the Dominican Republic.

EUROPE SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our Europe SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$54	$59	$(5)	-8%	$184	$226	$(42)	-19%
Noncontrolling Interests Adjustment	(8)	(7)			(23)	(21)
Derivatives Adjustment	(10)	—			(5)	1
Adjusted Operating Margin	$36	$52	$(16)	-31%	$156	$206	$(50)	-24%
Adjusted PTC	$24	$45	$(21)	-47%	$127	$171	$(44)	-26%
Proportional Free Cash Flow	$43	$33	$10	30%	$462	$207	$255	NM
Including unfavorable FX impacts of $7 million, Operating Margin for the three months ended September 30, 2016 decreased by $5 million, or 8%, which was driven primarily by the following (in millions):

Maritza
Lower contracted capacity prices due to PPA amendment	$(6)
Lower availability as well as higher fixed costs due to planned outages	(5)
Other	(1)
Total Maritza Decrease	(12)
Kilroot
Higher availability due to lower planned outages offset by lower plant dispatch	4
Lower depreciation due to impairment in prior year	3
Other	2
Total Kilroot Increase	9
Other business drivers	(2)
Total Europe SBU Operating Margin Decrease	$(5)
Adjusted Operating Margin decreased by $16 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. As of September 30, 2016, AES owns 89% of Kavarna in Bulgaria, and 37% and 36% respectively, of the Amman East and IPP4 projects in Jordan.
Adjusted PTC decreased by $21 million, driven by the decrease of $16 million in Adjusted Operating Margin described above as well as the sale of a solar project in Spain in 2015.
Proportional Free Cash Flow increased by $10 million, primarily driven by $44 million of increased collections at Maritza from NEK, net of payments to the fuel supplier. This favorable increase was partially offset by the $16 million decrease in Adjusted Operating Margin, an $8 million decrease in CO2 allowances due to a price decrease, and higher collections of $5 million in 2015 at Kavarna.
Including unfavorable FX impacts of $30 million, Operating Margin for the nine months ended September 30, 2016 decreased by $42 million, or 19%, which was driven primarily by the following (in millions):

Kazakhstan
FX impact	$(27)
Total Kazakhstan Decrease	(27)
Maritza
Lower contracted capacity prices due to PPA amendment	(14)
Other	(1)
Total Maritza Decrease	(15)
Total Europe SBU Operating Margin Decrease	$(42)
Adjusted Operating Margin decreased by $50 million due to the drivers above, adjusted for NCI and excluding unrealized gains and losses on derivatives. As of September 30, 2016, AES owns 89% of Kavarna in Bulgaria, and 37% and 36% respectively, of the Amman East and IPP4 projects in Jordan.
Adjusted PTC decreased by $44 million, driven by the decrease of $50 million in Adjusted Operating Margin described above, partially offset by lower interest expense in Bulgaria due to less debt and a non-recurring provision in Kazakhstan in 2015.
Proportional Free Cash Flow increased by $255 million, primarily driven by $337 million of increased collections at Maritza from NEK, net of payments to the fuel supplier (MMI). This favorable increase was partially offset by the $50 million decrease in Adjusted Operating Margin, a $25 million decrease in CO2 allowances due to a price decrease, and higher payments of $7 million at Kavarna due to the settlement of overdue invoices to the national grid operator.

ASIA SBU
The following table summarizes Operating Margin, Adjusted Operating Margin, Adjusted PTC, and Proportional Free Cash Flow (in millions) for our Asia SBU for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Margin	$41	$33	$8	24%	$124	$104	$20	19%
Noncontrolling Interests Adjustment	(22)	(17)			(66)	(55)
Adjusted Operating Margin	$19	$16	$3	19%	$58	$49	$9	18%
Adjusted PTC	$22	$24	$(2)	-8%	$70	$66	$4	6%
Proportional Free Cash Flow	$48	$50	$(2)	-4%	$110	$59	$51	86%
Operating Margin for the three months ended September 30, 2016 increased by $8 million, or 24%, due to better availability at Mong Duong in Vietnam.
Adjusted Operating Margin increased by $3 million due to Operating Margin adjusted for the impact of NCI. As of September 30, 2016, AES owns 51% of Masinloc, prior to its sale in January 2016 AES owned 90% of Kelanitissa and 51% of Mong Duong.
Adjusted PTC decreased by $2 million, primarily driven by higher interest expense and lower interest income at Mong Duong partially offset by the increase of $3 million in Adjusted Operating Margin described above.
Proportional Free Cash Flow decreased by $2 million, primarily driven by a $7 million decrease in Masinloc working capital due to timing, which was partially offset by the $3 million increase in Adjusted Operating Margin as described above.
Operating margin for the nine months ended September 30, 2016 increased by $20 million, or 19%, which was driven primarily by the following (in millions):

Mong Duong
Impact of full year operations for 2016 compared to commencement of principal operations in April 2015	$16
Total Mong Duong Increase	16
Other business drivers	4
Total Asia SBU Operating Margin Increase	$20
Adjusted Operating Margin increased by $9 million due to the driver above adjusted for the impact of NCI. As of September 30, 2016, AES owns 51% of Masinloc, prior to its sale in January 2016 AES owned 90% of Kelanitissa and 51% of Mong Duong.
Adjusted PTC increased by $4 million, primarily driven by the increase of $9 million in Adjusted Operating Margin described above.
Proportional Free Cash Flow increased by $51 million, primarily driven by a decrease of $28 million in working capital requirements at Mong Duong due to a build up in the prior year in preparation for commencement of plant operations, and an increase in Adjusted Operating Margin of $30 million (net of proportional non-cash service concession expense of $21 million). These positive impacts were partially offset by higher proportional interest expense of $13 million as interest is no longer capitalized as part of service concession asset expenditures.
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
Brazil — Dilma Rousseff was removed from office as Brazil’s president on August 31, 2016. At this time Michel

Temer was confirmed as president until December 2018. President Temer, with majority congressional support, has committed to implement the fiscal reforms needed in order to improve the country’s finances. If enacted, these market reforms would improve the economic outlook, which may benefit our businesses in Brazil.
In June 2016, AES announced the sale of the Company’s 100% ownership interest in AES Sul. The sale is due to a recent portfolio evaluation where it was determined that AES Sul is no longer aligned with the Company’s strategic goals and therefore its disposal is part of a strategic shift in the Brazil distribution sector. The Company concluded the sale on October 31, 2016 and will realize an after-tax loss on disposal of approximately $700 million, subject to adjustments to the final sale proceeds, in the fourth quarter of 2016. The cumulative impact on earnings of the impairment and loss on sale is expected to be approximately $1.1 billion. This includes the reclassification of approximately $1 billion of cumulative foreign currency translation losses, resulting in an expected net reduction to AES equity of approximately $100 million.
United Kingdom — On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unclear what the long-term global implications will be, it is possible that the European or U.K. economy could weaken and our businesses may experience a decline in demand. While the full impact of the Brexit is uncertain, these changes may adversely affect our operations and financial results. The most immediate impact has been a devaluation of the pound and euro against the U.S. dollar. For 2016 and 2017, the Company has hedged against these foreign currency movements, however, the impact could be greater in future years.
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
On June 28, 2016, PREPA authorized the issuance of the restructuring bonds, based on the approval of the Puerto Rico Energy Commission of a transition charge and adjustment mechanism that PREPA had proposed to pay for the utility’s securitized debt. PREPA is expecting to complete this new bond issuance by December 31, 2016. As a result of the impending restructuring, Fitch has downgraded PREPA’s bonds to “C”, from “CC”, causing the downgrade of AES Puerto Rico, as PREPA is our only off taker.
On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law. PROMESA creates a structure for exercising federal oversight over the fiscal affairs of U.S. territories and allows for the establishment of an Oversight Board with broad powers of budgetary and financial control over Puerto Rico. PROMESA also creates procedures for adjusting debts accumulated by the Puerto Rico government and, potentially, other territories. Finally, PROMESA expedites the approval of key energy projects and other critical projects in Puerto Rico. The impact PROMESA will have on PREPA’s contracts and PPA is uncertain.
Other than the downgrade of AES Puerto Rico discussed above, there have been no adverse impacts to AES Puerto Rico due to PREPA’s financial challenges. If PREPA continues to face challenges, or those challenges worsen, or otherwise impact PREPA’s ability to make payments to AES Puerto Rico, there could be a material impact on the Company.
United States of America — The outcome of the 2016 U.S. elections could result in significant changes to U.S. environmental policies, energy policies and tax laws, the impact of which is uncertain.
Philippines — In October 2016, President Rodrigo Duterte announced a change in policy towards the U.S, the impact of which on our businesses in the Philippines is uncertain.
Macroeconomic and Political — Summary
If global economic conditions deteriorate further, it could also affect the prices we receive for the electricity we generate or transmit. Utility regulators or parties to our generation contracts may seek to lower our prices based on prevailing market conditions pursuant to PPAs, concession agreements or other contracts as they come up for renewal or reset. In addition, rising fuel and other costs coupled with contractual price or tariff decreases could restrict our ability to operate profitably in a given market. Additionally, we operate in multiple countries and as such are subject to volatility in exchange rates at the subsidiary level and between our functional currency, the U.S. Dollar, and currencies of the countries in which we operate. The above mentioned market drivers have already impacted us significantly in 2016 and we expect them to continue to do so during the remainder of the year. See Item 3.—Quantitative and Qualitative Disclosures About Market Risk for further information. Each of these factors, as well as those discussed above, could result in a decline in the value of our assets including those at the businesses we operate, our equity investments and projects under development that could result in asset impairments that could be material to our operations. We continue to monitor our projects and businesses.
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
In June 2016, the Supreme Court of Ohio issued an opinion to repeal the current electric security plan (“ESP”) of DPL which had been approved by the Public Utilities Commission of Ohio (“PUCO”) in September 2013 and was in effect for the years 2014-2016 (“ESP 2”). ESP 2, among other matters, permitted DPL to collect a non-bypassable service stability rider (“SSR”) equal to approximately $9 million per month for each of those years. In the opinion, the court briefly stated, without expanding upon the basis, that the PUCO’s approval of ESP 2 was reversed on the authority of one of the court’s prior rulings in a separate case not involving DPL. In view of that reversal, on July 27, 2016, DPL filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect under its June 2009 ESP (“ESP 1”).
PUCO granted DPL’s request on August 26, 2016, thereby terminating ESP 2 and implementing the provisions, terms and conditions of ESP 1 until the rates consistent with the outcome of DPL’s pending ESP filed in February 2016 (“ESP 3”) become effective. The impact of reverting to the ESP 1 rates is not expected to be material during this interim period.
On September 23, 2016, DP&L filed to withdraw its request for a Reliable Electricity Rider (“RER”) in the pending ESP 3 case. On October 11, 2016, DP&L filed an amended application supporting the alternative to the RER proposed in its initial ESP filing, named the Distribution Modernization Rider (“DMR”), requesting to recover $145 million per year for seven years. There can be no assurance that ESP 3 will be approved as filed or on a timely basis. If ESP 3 is not approved on a timely basis or if the final ESP 3 provides for terms that are more adverse than those submitted in DP&L's application, our results of operations, financial condition and cash flows could be materially impacted.
Operational
Sensitivity to Hydrological Conditions — Our hydroelectric generation facilities are sensitive to changes in the weather, particularly the level of water inflows into generation facilities. At times, dry hydrological conditions in Panama, Brazil, Colombia and Chile have presented challenges for our businesses in these markets. There is a risk that low rainfall and water inflows could reduce reservoir levels, generation output, and increase prices for electricity. Alternatively, wet conditions could also have an adverse impact by depressing spot prices for excess energy sales for generation businesses. For distribution businesses, wet conditions could result in lowered demand as well as floods and other damage which could disrupt service and require emergency repairs. Future hydrology conditions are always uncertain, but currently the Company does not expect a material impact due to hydrology in 2016.

Foreign Exchange and Commodities
Our businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal, and environmental credits. In 2015, large declines in commodities and appreciation in the USD had a significant impact on our results. During the nine months ended September 30, 2016, commodities and FX have remained volatile; continued volatility in these markets could have a material impact on our full year 2016 results. For additional information, refer to Item 3.—Quantitative and Qualitative Disclosures About Market Risk.
Impairments
Long-lived Assets — Due to decreased wind production and a decline in forward power curves the Company tested the recoverability of its long-lived assets at Buffalo Gap I, II, and III during the nine months ended September 30, 2016. See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing asset impairment expense at Buffalo Gap I and II, the carrying value of the long-lived asset groups at Buffalo Gap I, II, and III totaled $241 million at September 30, 2016.
During the nine months ended September 30, 2016, the Company recognized an asset impairment expense of $235 million at DPL. See Note 14—Asset Impairment Expense included in Item 1.—Financial Statements of this Form 10-Q for further information. After recognizing this asset impairment expense at DPL, the carrying value of the long-lived asset groups at DPL, including those that were not impaired, totaled $1.1 billion at September 30, 2016.
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
Construction
During the third quarter of 2016, the Alto Maipo project in Chile experienced technical difficulties in construction which resulted in an increase in projected costs of 10% to 20% over the original $2 billion budget. The additional cost is expected to be funded through a combination of non-recourse debt and sponsors' equity. The Company’s subsidiary, AES Gener, is currently working with its partner, as well as external lenders, to secure additional funding for the completion of the project. Currently, the Company's indirect equity interest in the project is 40%.
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
Update on CSAPR — On September 7, 2016, the EPA finalized an update to the CSAPR to address the 2008 ozone NAAQS ("CSAPR Update Rule"). CSAPR addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The final rule finds that NOx ozone season emissions in 22 states (including Indiana, Maryland, Ohio and Oklahoma) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS. For these 22 states, the EPA is issuing federal implementation plans that generally update existing CSAPR NOx ozone season emission budgets for electric generating units within these states, and implement these budgets through modifications to the existing CSAPR

NOx ozone season allowance trading program. Implementation will start in the 2017 ozone season (May—September 2017). Affected facilities will receive fewer ozone season NOx allowances in 2017 and later, resulting in the need to purchase additional allowances. At this time, we cannot predict what the impact will be with respect to these new standards and requirements, but it could be material if certain facilities will need to purchase additional allowances based on reduced allocations.
Selenium Rule — IPL’s NPDES permits may be updated to include Selenium water quality based effluent limits based on a site specific evaluation process which includes determining if there is a reasonable potential to exceed the revised final Selenium water quality standards for the specific receiving water body utilizing actual and/or project discharge information for the IPL generating facilities. As a result, it is not yet possible to predict the total impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material. IPL would seek recovery of these capital expenditures; however, there is no guarantee it would be successful in this regard.
Capital Resources and Liquidity
Overview — As of September 30, 2016, the Company had unrestricted cash and cash equivalents of $1.3 billion, of which $42 million was held at the Parent Company and qualified holding companies. The Company had $596 million in short-term investments, held primarily at subsidiaries. In addition, we had restricted cash and debt service reserves of $935 million. The Company also had non-recourse and recourse aggregate principal amounts of debt outstanding of $15.9 billion and $4.9 billion, respectively. Of the approximately $1.1 billion of our current non-recourse debt, $1.0 billion was presented as such because it is due in the next 12 months and $134 million relates to debt considered in default due to covenant violations. The defaults are not payment defaults, but are instead technical defaults triggered by failure to comply with other covenants and/or conditions such as (but not limited to) failure to meet information covenants, complete construction or milestones in an allocated time, and meet minimum or maximum financial ratios, or other requirements contained in the non-recourse debt documents of the Company.
We expect such current maturities will be repaid from net cash provided by operating activities of the subsidiary to which the debt relates, through opportunistic refinancing activity, or some combination thereof. None of our recourse debt matures within the next twelve months. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions, or otherwise when management believes that such securities are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved in any such repurchases may be material.
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
Given our long-term debt obligations, the Company is subject to interest rate risk on debt balances that accrue interest at variable rates. When possible, the Company will borrow funds at fixed interest rates or hedge its variable rate debt to fix its interest costs on such obligations. In addition, the Company has historically tried to maintain at least 70% of its consolidated long-term obligations at fixed interest rates, including fixing the interest rate through the use of interest rate swaps. These efforts apply to the notional amount of the swaps compared to the amount of related underlying debt. Presently, the Parent Company’s only material unhedged exposure to variable interest rate debt relates to indebtedness under its floating rate senior unsecured notes due 2019. On a consolidated basis, of the Company’s $20.8 billion of total debt outstanding as of September 30, 2016, approximately $3.9 billion bore interest at variable rates that were not subject to a derivative instrument which fixed the interest rate. Brazil holds $1.4 billion of our floating rate non-recourse exposure as we have no ability to fix local debt interest rates efficiently.
In addition to utilizing non-recourse debt at a subsidiary level when available, the Parent Company provides a portion, or in certain instances all, of the remaining long-term financing or credit required to fund development, construction or acquisition of a particular project. These investments have generally taken the form of equity investments or intercompany loans, which are subordinated to the project’s non-recourse loans. We generally obtain the funds for these investments from our cash flows from operations, proceeds from the sales of assets and/

or the proceeds from our issuances of debt, common stock and other securities. Similarly, in certain of our businesses, the Parent Company may provide financial guarantees or other credit support for the benefit of counterparties who have entered into contracts for the purchase or sale of electricity, equipment or other services with our subsidiaries or lenders. In such circumstances, if a business defaults on its payment or supply obligation, the Parent Company will be responsible for the business’ obligations up to the amount provided for in the relevant guarantee or other credit support. At September 30, 2016, the Parent Company had provided outstanding financial and performance-related guarantees, indemnities or other credit support commitments to or for the benefit of our businesses, which were limited by the terms of the agreements, of approximately $524 million in aggregate (excluding those collateralized by letters of credit and other obligations discussed below). These amounts exclude normal and customary representations and warranties in agreements for the sale of assets (including ownership in associated legal entities) where the associated risk is considered to be nominal.
As a result of the Parent Company’s below-investment-grade rating, counterparties may be unwilling to accept our general unsecured commitments to provide credit support. Accordingly, with respect to both new and existing commitments, the Parent Company may be required to provide some other form of assurance, such as a letter of credit, to backstop or replace our credit support. The Parent Company may not be able to provide adequate assurances to such counterparties. To the extent we are required and able to provide letters of credit or other collateral to such counterparties, this will reduce the amount of credit available to us to meet our other liquidity needs. At September 30, 2016, we had $6 million in letters of credit outstanding, provided under our senior secured credit facility, $146 million in letters of credit outstanding under unsecured credit facilities and $3 million in cash collateralized letters of credit outstanding outside of our senior secured credit facility. These letters of credit operate to guarantee performance relating to certain project development activities, construction activities and subsidiary operations. During the quarter ended September 30, 2016, the Company paid letter of credit fees ranging from 0.2% to 2.5% per annum on the outstanding amounts.
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
Long-Term Receivables — As of September 30, 2016, the Company had approximately $245 million and $37 million of accounts receivable classified as Noncurrent assets—other and Current assets—Accounts receivable, respectively, related to certain of its generation businesses in Argentina and the United States, and its utility business in Brazil. The noncurrent portion primarily consists of accounts receivable in Argentina that, pursuant to amended agreements or government resolutions, have collection periods that extend beyond September 30, 2017, or one year from the latest balance sheet date. The majority of Argentinian receivables have been converted into long-term financing for the construction of power plants. See Note 5—Financing Receivables included in Part I—Item 1.—Financial Statements of this Form 10-Q and Item 1.—Business—Regulatory Matters—Argentina included in our 2015 Form 10-K for further information.

Consolidated Cash Flows
The following table reflects the changes in operating, investing, and financing cash flows for the comparative three and nine month periods (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
Cash flows provided by (used in):	2016	2015	$ Change	2016	2015	$ Change
Operating activities	$819	$915	$(96)	$2,182	$1,505	$677
Investing activities	(543)	(569)	26	(1,869)	(1,639)	(230)
Financing activities	(215)	97	(312)	(258)	86	(344)
Operating Activities
The following table summarizes the key components of our consolidated operating cash flows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	$ Change	2016	2015	$ Change
Net Income	$229	$203	$26	$(84)	$721	$(805)
Depreciation and amortization	291	283	8	877	880	(3)
Impairment expenses	79	231	(152)	475	276	199
Loss on the extinguishment of debt	16	20	(4)	12	165	(153)
Other adjustments to net income	14	(15)	29	438	(50)	488
Non-cash adjustments to net income	400	519	(119)	1,802	1,271	531
Net income, adjusted for non-cash items	$629	$722	$(93)	$1,718	$1,992	$(274)
Net change in operating assets and liabilities (1)	$190	$193	$(3)	$464	$(487)	$951
Net Cash Provided by Operating Activities (2)	$819	$915	$(96)	$2,182	$1,505	$677
(1) Refer to the table below for explanations of the variance in operating assets and liabilities.
(2) Amounts included in the table above include the results of discontinued operations, where applicable.
The variance of $3 million in changes in operating assets and liabilities for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was driven by:

Decreases in:	(in millions)
Other assets, primarily long-term regulatory assets at Eletropaulo and service concession assets at Vietnam	$223
Accounts payable and other current liabilities, primarily at Eletropaulo and Kelanitissa	(69)
Increases in:
Accounts receivable, primarily at Andres and Itabo	(161)
Other operating assets and liabilities	4
Total decrease in cash from changes in operating assets and liabilities	$(3)
The variance of $951 million in changes in operating assets and liabilities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was driven by:

Decreases in:	(in millions)
Accounts receivable, primarily at Maritza and Eletropaulo	$649
Prepaid expenses and other current assets, primarily regulatory assets at Eletropaulo and Sul	293
Other assets, primarily long-term regulatory assets at Eletropaulo and service concession assets at Vietnam	866
Accounts payable and other current liabilities, primarily at Eletropaulo and Sul	(805)
Income taxes payable, net and other taxes payable, primarily at Tietê and Chivor	(144)
Increases in:
Other liabilities	45
Other operating assets and liabilities	47
Total increase in cash from changes in operating assets and liabilities	$951
Investing Activities
Net cash used in investing activities decreased by $26 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, which was primarily driven by:

Decreases in:	(in millions)
Capital expenditures (1)	$4
Proceeds from the sales of businesses, net of cash sold (primarily related to the sales of Solar Spain and Armenia Mountain in Q3 2015)	(93)
Net purchases of short-term investments	106
Restricted cash, debt service and other assets	28
Other investing activities	(19)
Total decrease in net cash used in investing activities	$26

(1)	Refer to the tables below for a breakout of capital expenditures by type and by primary business driver.

Net cash used in investing activities increased $230 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, which was primarily driven by:

Increases in:	(in millions)
Capital expenditures (1)	$(83)
Proceeds from the sales of businesses, net of cash sold (primarily related to the sale of DPLER)	61
Net purchases of short-term investments	(128)
Restricted cash, debt service and other assets	(63)
Other investing activities	(17)
Total increase in net cash used in investing activities	$(230)

(1)	Refer to the tables below for a breakout of capital expenditures by type and by primary business driver.
Capital Expenditures
The following table summarizes the Company's capital expenditures for growth investments, maintenance, and environmental reported in investing cash activities for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	$ Change	2016	2015	$ Change
Growth Investments	$(339)	$(349)	$10	$(1,126)	$(1,091)	$(35)
Maintenance	(141)	(110)	(31)	(458)	(414)	(44)
Environmental (1)	(35)	(60)	25	(186)	(182)	(4)
Total capital expenditures	$(515)	$(519)	$4	$(1,770)	$(1,687)	$(83)

(1)	Includes both recoverable and non-recoverable environmental capital expenditures. See Non-GAAP Proportional Free Cash Flow for more information.
Cash used for capital expenditures decreased by $4 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, which was primarily driven by:

Increases in:	(in millions)
Growth expenditures at the MCAC SBU, primarily due to the timing of construction activities related to the natural gas-fired generation plant in Panama and the LNG terminal at Andres	$(67)
Growth expenditures at the Asia SBU, primarily related to investments at Masinloc related to the construction of a coal-fired plant and battery storage projects	(36)
Maintenance and environmental expenditures at the Brazil SBU, primarily due to expenditures related to the quality indicators recovery plan at Eletropaulo	(18)
Decreases in:
Growth expenditures at the US SBU, primarily due to lower spending related to the CCGT and Transmission & Distribution projects at IPALCO	70
Growth expenditures at the Andes SBU, primarily due to lower spending related to Cochrane, the Andes solar plant, and the Angamos desalinization plant; partially offset by higher investments in the Alto Maipo construction project	50
Other capital expenditures	5
Total decrease in net cash used for capital expenditures	$4
Cash used for capital expenditures increased by $83 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, which was primarily driven by:

Increases in:	(in millions)
Growth expenditures at the MCAC SBU, primarily due to the timing of construction activities related to the natural gas-fired generation plant in Panama and construction activities related to the Combined Cycle project at Los Mina	$(171)
Growth expenditures at the Asia SBU, primarily related to investments at Masinloc related to the construction of a coal-fired plant and battery storage projects	(64)
Growth expenditures at the US SBU, primarily due to additional spending related to the CCGT and battery storage projects at IPALCO	(48)
Maintenance and environmental expenditures at the Brazil SBU, primarily due to expenditures related to the quality indicators recovery plan and system modernization at Eletropaulo	(33)
Decreases in:
Growth expenditures at the Andes SBU, primarily due to lower spending related to Cochrane, the Andes solar plant, and the Angamos desalinization plant; partially offset by higher investments in the Alto Maipo construction project	244
Other capital expenditures	(11)
Total increase in net cash used for capital expenditures	$(83)

Financing Activities
Net cash used in financing activities increased $312 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, which was primarily driven by:

(in millions)
Increase in net borrowing under the revolving credit facilities, primarily at the Parent Company, partially offset by a decrease in net repayments under the revolving credit facilities at the US SBU	$209
Increase in repayment of recourse debt at Parent Company (1)	(197)
Decrease in net issuance of non-recourse debt, primarily at the Andes, Brazil and US SBUs	(412)
Decrease in purchases of treasury stock by the Parent Company	101
Other financing activities	(13)
Total increase in net cash used in financing activities	$(312)

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant recourse debt transactions.
Net cash used in financing activities increased $344 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, which was primarily driven by:

(in millions)
Decrease in purchases of treasury stock by the Parent Company	$329
Decrease in net repayments of recourse debt at the Parent Company (1)	32
Decrease in net issuance of non-recourse debt, primarily at the Andes and Asia SBUs	(415)
Decrease in proceeds from the sale of redeemable stock of subsidiaries at IPALCO	(327)
Increase in net borrowing under the revolving credit facilities, primarily at the Parent Company	190
Increase in distributions to noncontrolling interests, primarily at the Brazil SBU	(174)
Other financing activities	21
Total increase in net cash used in financing activities	$(344)

(1)	See Note 7—Debt in Item 1—Financial Statements of this Form 10-Q for more information regarding significant recourse debt transactions.
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

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash provided by operating activities	$819	915	$(96)	$2,182	$1,505	$677
Add: capital expenditures related to service concession assets (1)	1	77	(76)	27	148	(121)
Adjusted Operating Cash Flow	$820	$992	$(172)	$2,209	$1,653	$556
Less: proportional adjustment factor - operating cash activities (2) (3)	(313)	(276)	(37)	(787)	(361)	(426)
Proportional Adjusted Operating Cash Flow	$507	$716	$(209)	$1,422	$1,292	$130
Less: proportional maintenance capital expenditures, net of reinsurance proceeds (2)	(96)	(80)	(16)	(322)	(310)	(12)
Less: proportional non-recoverable environmental capital expenditures (2) (4)	(11)	(15)	4	(30)	(34)	4
Proportional Free Cash Flow	$400	$621	$(221)	$1,070	$948	$122
____________________________

(1)	Service concession asset expenditures excluded from proportional free cash flow non-GAAP metric.

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

(3)
Includes proportional adjustment amount for service concession asset expenditures of $1 million and $39 million for the three months ended September 30, 2016 and 2015, as well as, $14 million and $76 million for the nine months ended September 30, 2016 and 2015, respectively.

(4)
Excludes IPALCO's proportional recoverable environmental capital expenditures of $22 million and $35 million for the three months ended September 30, 2016 and 2015, as well as, $116 million and $121 million for the nine months ended September 30, 2016 and 2015, respectively.

Operating Cash Flow and Proportional Free Cash Flow Analysis (1)

Operating Cash Flow by Segment	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	$ Change	2016	2015	$ Change
US	$291	$277	$14	$691	$655	$36
Andes	157	225	(68)	300	281	19
Brazil	173	73	100	582	36	546
MCAC	142	361	(219)	202	559	(357)
Europe	68	57	11	523	269	254
Asia	103	23	80	206	(19)	225
Corporate	(115)	(101)	(14)	(322)	(276)	(46)
Total	$819	$915	$(96)	$2,182	$1,505	$677

Proportional Free Cash Flow by Segment	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	$ Change	2016	2015	$ Change
US	$219	$218	$1	$469	$477	$(8)
Andes	92	134	(42)	152	131	21
Brazil	24	31	(7)	106	(36)	142
MCAC	91	259	(168)	98	391	(293)
Europe	43	33	10	462	207	255
Asia	48	50	(2)	110	59	51
Corporate	(117)	(104)	(13)	(327)	(281)	(46)
Total	$400	$621	$(221)	$1,070	$948	$122
____________________________

(1)
Operating cash flow and proportional free cash flow as presented above include the effects of intercompany transactions with other segments except for interest, tax sharing, charges for management fees and transfer pricing.

US SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our US SBU for the periods indicated:

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$291	$277	$14	$691	$655	$36
Less: proportional adjustment factor on operating cash activities	(35)	(26)	(9)	(72)	(33)	(39)
Proportional Adjusted Operating Cash Flow	256	251	5	619	622	(3)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(35)	(31)	(4)	(146)	(142)	(4)
Less: proportional non-recoverable environmental capital expenditures (1)	(2)	(2)	—	(4)	(3)	(1)
Proportional Free Cash Flow	$219	$218	$1	$469	$477	$(8)
____________________________

(1)
Excludes IPALCO's proportional recoverable environmental capital expenditures of $22 million and $35 million for the three months ended September 30, 2016 and 2015, as well as $116 million and $121 million for the nine months ended September 30, 2016 and 2015, respectively.

Three months ended September 30, 2016:
The increase in Operating Cash Flow of $14 million was driven primarily by the following:

US SBU Quarter-over-Quarter	(in millions)
Higher operating margin, net of non-cash items (primarily depreciation of $5)	$37
Timing of payments for accounts payable and consumption of inventory, primarily due to lower fuel inventory purchases from inventory optimization efforts	34
Lower payments for interest expense, primarily due to debt repayments at DPL, and lower interest rates	5
Timing of receivables collections, primarily due to higher rates at IPL, favorable weather in Q3 2016, and the impact of DPLER’s declining customer base in 2015	(37)
Impact of competitive bid deposits received from suppliers in 2015 to participate in DP&L’s auction	(20)
Other	(5)
Total US SBU Operating Cash Increase	$14
Proportional Free Cash Flow increased by $1 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests and reflective of an increase in the proportional adjustment factor as a result of the additional sell-down of IPL in 2016.
Nine months ended September 30, 2016:
The increase in Operating Cash Flow of $36 million was driven primarily by the following:

US SBU Year-over-Year	(in millions)
Consumption of inventory, primarily due to lower fuel inventory purchases from inventory optimization efforts	$90
Lower payments for interest expense, primarily due to debt repayments at DPL, and lower interest rates	27
Net impact of receivable settlements related to the 2016 sale of DPLER and the 2015 sale of MC2	17
Timing of receivables collections, primarily due to higher rates at IPL, favorable weather in Q3 2016, and the impact of DPLER’s declining customer base in 2015	(68)
Impact of competitive bid deposits received from suppliers in 2015 to participate in DP&L’s auction	(20)
Lower operating margin, net of non-cash items (primarily depreciation of $28 and $18 impact of IPL’s new rates)	(9)
Other	(1)
Total US SBU Operating Cash Increase	$36
Proportional Free Cash Flow decreased by $8 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests and reflective of an increase in the proportional adjustment factor as a result of the additional sell-down of IPL in 2016.
ANDES SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Andes SBU for the periods indicated:

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$157	$225	$(68)	$300	$281	$19
Less: proportional adjustment factor on operating cash activities	(50)	(74)	24	(97)	(85)	(12)
Proportional Adjusted Operating Cash Flow	107	151	(44)	203	196	7
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(13)	(13)	—	(45)	(45)	—
Less: proportional non-recoverable environmental capital expenditures	(2)	(4)	2	(6)	(20)	14
Proportional Free Cash Flow	$92	$134	$(42)	$152	$131	$21
Three months ended September 30, 2016:
The decrease in Operating Cash Flow of $68 million was driven primarily by the following:

Andes SBU Quarter-over-Quarter	(in millions)
Higher operating margin, net of non-cash impacts (primarily depreciation of $5)	$43
Lower VAT refunds due to projects entering COD at Cochrane	(73)
Higher payments to fuel suppliers in Chile	(29)
Lower collections at the CTSN plant in Argentina	(11)
Other	2
Total Andes SBU Operating Cash Decrease	$(68)
Proportional Free Cash Flow decreased by $42 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.

Nine months ended September 30, 2016:
The increase in Operating Cash Flow of $19 million was driven primarily by the following:

Andes SBU Year-over-Year	(in millions)
Higher operating margin, net of non-cash impacts (primarily depreciation of $8)	$67
Impact from a prior year payment to unwind an interest rate swap as part of the Ventanas refinancing in July 2015	38
Higher collections at Chivor related to increased sales from Q4 2015	27
Increase in collections from CAMMESA in Argentina associated with remuneration of major maintenance costs	12
Lower interest expense due primarily to Ventanas refinancing	6
Lower VAT refunds due to projects entering COD at Cochrane	(85)
Higher tax payments in Chile, primarily withholding taxes paid on Chilean distributions to AES affiliates	(29)
Increase in income tax payments due to higher taxable income in Colombia	(29)
Other	12
Total Andes SBU Operating Cash Increase	$19
Proportional Free Cash Flow increased $21 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests, as well as a $14 million net decrease in proportional maintenance and non-recoverable environmental capital expenditures primarily from lower payments for emissions reduction equipment at the Tocopilla and Ventanas Plants.
BRAZIL SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Brazil SBU for the periods indicated:

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$173	$73	$100	$582	$36	$546
Less: proportional adjustment factor on operating cash activities	(131)	(31)	(100)	(422)	(32)	(390)
Proportional Adjusted Operating Cash Flow	42	42	—	160	4	156
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(18)	(11)	(7)	(54)	(40)	(14)
Proportional Free Cash Flow	$24	$31	$(7)	$106	$(36)	$142
Three months ended September 30, 2016:
The increase in Operating Cash Flow of $100 million was driven primarily by the following:

Brazil SBU Quarter-over-Quarter	(in millions)
Lower operating margin (1), net of non-cash items (primarily depreciation of $5 and $28 of contingency items at Eletropaulo)	$(62)
Timing of non-income tax payments	(78)
Timing of collections on energy sales in the current year	146
Collections of higher costs deferred in net regulatory assets in the prior year at Eletropaulo and Sul as a result of unfavorable hydrology in prior periods	118
Other	(24)
Total Brazil SBU Operating Cash Increase	$100
____________________________
(1) Includes the results of AES Sul, which is excluded from continuing operations in the Condensed Consolidated Statements of Operations but is included within operating cash flow on the Condensed Consolidated Statements of Cash Flows. See Note 16 of Item 1.—Notes to Condensed Consolidated Financial Statements within this Form 10-Q for further information.
Proportional Free Cash Flow decreased by $7 million primarily due to an increase in proportional maintenance capital expenditures.

Nine months ended September 30, 2016:
The increase in Operating Cash Flow of $546 million was driven primarily by the following:

Brazil SBU Year-over-Year	(in millions)
Lower operating margin (1), net of non-cash items (primarily lower depreciation of $10 and a net $63 impact from contingency items at Eletropaulo)	$(254)
Timing of payments at Eletropaulo and Sul related to regulatory charges and tariff flags due to improved hydrology in 2016	(603)
Timing of non-income tax payments	(19)
Collections of higher costs deferred in net regulatory assets in the prior year at Eletropaulo and Sul as a result of unfavorable hydrology in prior periods	980
Timing of collections on energy sales in the current year	406
Lower energy purchases at Tietê in the current year as result of favorable hydrology	92
Other	(56)
Total Brazil SBU Operating Cash Increase	$546
____________________________
(1) Includes the results of AES Sul, which is excluded from continuing operations in the Condensed Consolidated Statements of Operations but is included within operating cash flow on the Condensed Consolidated Statements of Cash Flows. See Note 16 of Item 1.—Notes to Condensed Consolidated Financial Statements within this Form 10-Q for further information.
Proportional Free Cash Flow increased by $142 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.
MCAC SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our MCAC SBU for the periods indicated:

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$142	$361	$(219)	$202	$559	$(357)
Less: proportional adjustment factor on operating cash activities	(33)	(89)	56	(51)	(121)	70
Proportional Adjusted Operating Cash Flow	109	272	(163)	151	438	(287)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(18)	(12)	(6)	(51)	(45)	(6)
Less: proportional non-recoverable environmental capital expenditures	—	(1)	1	(2)	(2)	—
Proportional Free Cash Flow	$91	$259	$(168)	$98	$391	$(293)
Three months ended September 30, 2016:
The decrease in Operating Cash Flow of $219 million was driven primarily by the following:

MCAC SBU Quarter-over-Quarter	(in millions)
Collection over overdue receivables in September 2015 from distribution companies in the Dominican Republic	$(243)
Favorable changes in working capital at Puerto Rico, primarily driven by the timing of collections	17
Other	7
Total MCAC SBU Operating Cash Decrease	$(219)
Proportional Free Cash Flow decreased by $168 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.
Nine months ended September 30, 2016:
The decrease in Operating Cash Flow of $357 million was driven primarily by the following:

MCAC SBU Year-over-Year	(in millions)
Collection over overdue receivables in September 2015 from distribution companies in the Dominican Republic	$(243)
Lower collections from the off-taker in Puerto Rico, primarily due to lower sales from Q4 2015	(40)
Lower operating margin, net of non-cash items (primarily depreciation of $8)	(41)
Higher income tax payment as a result of higher taxable income in 2015 vs. 2014 in El Salvador	(17)
Higher withholding taxes paid on dividend distributions to AES affiliates in the Dominican Republic	(16)
Total MCAC SBU Operating Cash Decrease	$(357)
Proportional Free Cash Flow decreased by $293 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.

EUROPE SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Europe SBU for the periods indicated:

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$68	$57	$11	$523	$269	$254
Less: proportional adjustment factor on operating cash activities	(8)	(6)	(2)	(24)	(23)	(1)
Proportional Adjusted Operating Cash Flow	60	51	9	499	246	253
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(10)	(11)	1	(19)	(31)	12
Less: proportional non-recoverable environmental capital expenditures	(7)	(7)	—	(18)	(8)	(10)
Proportional Free Cash Flow	$43	$33	$10	$462	$207	$255
Three months ended September 30, 2016:
The increase in Operating Cash Flow of $11 million was driven primarily by the following:

Europe SBU Quarter-over-Quarter	(in millions)
Increase in collections at Maritza from NEK (off-taker), net of payments to MMI (fuel supplier)	$44
Lower operating margin, net of non-cash items (primarily unrealized gain on designated hedge of $10)	(28)
Decrease in CO2 allowances due to a price decrease	(8)
Other	3
Total Europe SBU Operating Cash Increase	$11
Proportional Free Cash Flow increased by $10 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.
Nine months ended September 30, 2016:
The increase in Operating Cash Flow of $254 million was driven primarily by the following:

Europe SBU Year-over-Year	(in millions)
Increase in collections at Maritza from NEK (off-taker), net of payments to MMI (fuel supplier)	$337
Lower operating margin, net of non cash items (primarily lower depreciation of $16)	(63)
Decrease in CO2 allowances due to a price decrease	(25)
Higher payments at Bulgaria Wind due to the settlement of overdue invoices to the national grid operator	(7)
Other	12
Total Europe SBU Operating Cash Increase	$254
Proportional Free Cash Flow increased $255 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests.
ASIA SBU
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Asia SBU for the periods indicated:

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Provided by Operating Activities	$103	$23	$80	$206	$(19)	$225
Add: capital expenditures related to service concession assets (1)	1	77	(76)	27	148	(121)
Adjusted Operating Cash Flow	104	100	4	233	129	104
Less: proportional adjustment factor on operating cash activities (2)	(56)	(50)	(6)	(121)	(67)	(54)
Proportional Adjusted Operating Cash Flow	48	50	(2)	112	62	50
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	—	—	—	(2)	(3)	1
Proportional Free Cash Flow	$48	$50	$(2)	$110	$59	$51
(1) Service concession asset expenditures are included in operating cash flows but are excluded from the calculation of proportional free cash flows.
(2) Includes proportional adjustment for service concession asset expenditures of $1 million and $39 million for the three months ended September 30, 2016 and 2015, as well as $14 million and $76 million for the nine months ended September 30, 2016 and 2015, respectively.
Three months ended September 30, 2016:
The increase in Operating Cash Flow of $80 million was driven primarily by the following:

Asia SBU Quarter-over-Quarter	(in millions)
Reduction in service concession asset expenditures at Mong Duong	$76
Other	4
Total Asia SBU Operating Cash Increase	$80

Proportional Free Cash Flow decreased by $2 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests and exclusive of the $76 million favorable decrease in service concession asset expenditures, which are excluded from the calculation of proportional free cash flows.
Nine months ended September 30, 2016:
The increase in Operating Cash Flow of $225 million was driven primarily by the following:

Asia SBU Year-over-Year	(in millions)
Decrease in working capital requirements at Mong Duong as the plant was fully operational in 2016	$56
Higher operating margin, net of non-cash service concession expense	61
Reduction in service concession asset expenditures, net of previously capitalized interest payments	94
Higher interest income as a result of the financing component under service concession accounting	23
Other	(9)
Total Asia SBU Operating Cash Increase	$225
Proportional Free Cash Flow increased by $51 million primarily due to the drivers above, adjusted for the impact of noncontrolling interests and exclusive of the $121 million favorable decrease in service concession asset expenditures, which are excluded from the calculation of proportional free cash flows.
CORPORATE AND OTHER
The following table summarizes Operating Cash Flow and Proportional Free Cash Flow for our Corporate and Other operations for the periods indicated:

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Calculation of Proportional Free Cash Flow	2016	2015	$ Change	2016	2015	$ Change
Net Cash Used by Operating Activities	$(115)	$(101)	$(14)	$(322)	$(276)	$(46)
Proportional Adjusted Operating Cash Flow	(115)	(101)	(14)	(322)	(276)	(46)
Less: proportional maintenance capital expenditures, net of reinsurance proceeds	(2)	(2)	—	(5)	(4)	(1)
Less: proportional non-recoverable environmental capital expenditures	—	(1)	1	—	(1)	1
Proportional Free Cash Flow	$(117)	$(104)	$(13)	$(327)	$(281)	$(46)
Three months ended September 30, 2016:
The decrease in Operating Cash Flow of $14 million was driven primarily by the following:

Corporate and Other Quarter-over-Quarter	(in millions)
Timing of annual property insurance premiums received from SBUs due to change in policy year to a calendar year basis	$(24)
Timing of payments for people-related costs	11
Other	(1)
Total Corporate and Other Operating Cash Decrease	$(14)
Proportional Free Cash Flow decreased by $13 million primarily due to the drivers above.
Nine months ended September 30, 2016:
The decrease in Operating Cash Flow of $46 million was driven primarily by the following:

Corporate and Other Year-over-Year	(in millions)
Timing of annual property insurance premiums received from SBUs	$36
Lower interest payments due principal repayments on debt	17
Decrease in cash from net settlements of oil derivatives	(8)
Timing of payments for reinsurance costs	(14)
Timing of intercompany settlements with SBUs	(20)
Higher payments for people-related costs, primarily due to inflation, health benefit costs, and severance	(26)
Other	(31)
Total Corporate and Other Operating Cash Decrease	$(46)
Proportional Free Cash Flow decreased by $46 million primarily due to the drivers above.
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

	September 30, 2016		December 31, 2015
Consolidated cash and cash equivalents	$1,325		$1,257
Less: Cash and cash equivalents at subsidiaries	(1,283)		(857)
Parent and qualified holding companies’ cash and cash equivalents	42		400
Commitments under Parent credit facilities	800		800
Less: Letters of credit under the credit facilities	(6)		(62)
Less: Borrowings under the credit facilities	(275)	(1)	—
Borrowings available under Parent credit facilities	519		738
Total Parent Company Liquidity	$561		$1,138
_____________________________

(1)	The Company redeemed its $181 million senior unsecured notes due 2017 using proceeds from the borrowings under senior secured credit facility which it intends to repay in the fourth quarter of 2016.
The Company paid dividends of $0.11 per share to its common stockholders during the first, second and third quarters of 2016 for dividends declared in December 2015, and February and July 2016, respectively. While we intend to continue payment of dividends, and believe we will have sufficient liquidity to do so, we can provide no assurance that we will continue to pay dividends, or if continued, the amount of such dividends.
Recourse Debt
Our total recourse debt was $4.9 billion and $5.0 billion as of September 30, 2016 and December 31, 2015, respectively. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q and Note 12—Debt in Item 8.—Financial Statements and Supplementary Data of our 2015 Form 10-K for additional detail.
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
Various debt instruments at the Parent Company level, including our senior secured credit facility, contain certain restrictive covenants. The covenants provide for — among other items — (1) limitations on other indebtedness; (2) liens, investments and guarantees, limitations on dividends, stock repurchases and other equity transactions; (3) restrictions and limitations on mergers and acquisitions, sales of assets, leases, transactions with affiliates and off-balance sheet and derivative arrangements; (4) maintenance of certain financial ratios; and (5) financial and other reporting requirements. As of September 30, 2016, we were in compliance with these covenants at the Parent Company level.
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
Some of our subsidiaries are currently in default with respect to all or a portion of their outstanding indebtedness. The total non-recourse debt classified as current in the accompanying Condensed Consolidated Balance Sheets amounts to $1.1 billion. The portion of current debt related to such defaults was $134 million at September 30, 2016, all of which was non-recourse debt related to two subsidiaries — Kavarna and Sogrinsk. See Note 7—Debt in Item 1.—Financial Statements of this Form 10-Q for additional detail.
None of the subsidiaries that are currently in default are subsidiaries that met the applicable definition of materiality under AES’ corporate debt agreements as of September 30, 2016, in order for such defaults to trigger an event of default or permit acceleration under AES’ indebtedness. However, as a result of additional dispositions of assets, other significant reductions in asset carrying values or other matters in the future that may impact our financial position and results of operations or the financial position of the individual subsidiary, it is possible that one or more of these subsidiaries could fall within the definition of a “material subsidiary” and thereby upon an acceleration trigger an event of default and possible acceleration of the indebtedness under the Parent Company’s outstanding debt securities. A material subsidiary is defined in the Company’s senior secured credit facility as any business that contributed 20% or more of the Parent Company’s total cash distributions from businesses for the four most recently ended fiscal quarters. As of September 30, 2016, none of the defaults listed above individually or in the aggregate results in or is at risk of triggering a cross-default under the recourse debt of the Company.
Critical Accounting Policies and Estimates
The condensed consolidated financial statements of AES are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s significant accounting policies are described in Note 1—General and Summary of Significant Accounting Policies of our 2015 Form 10-K. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks — Our generation and utility businesses are exposed to and proactively manage market risk. Our primary market risk exposure is to the price of commodities, particularly electricity, oil, natural gas, coal and environmental credits. In addition, our businesses are also exposed to lower electricity prices due to increased competition, including from renewable sources such as wind and solar, as a result of lower costs of entry and lower variable costs. We operate in multiple countries and as such, are subject to volatility in exchange rates at varying degrees at the subsidiary level and between our functional currency, the U.S. Dollar, and currencies of the countries in which we operate. We are also exposed to interest rate fluctuations due to our issuance of debt and related financial instruments.
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
AES businesses will see changes in variable margin performance as global commodity prices shift. We have entered into hedges to partially mitigate the exposure of variable margin to commodity moves. As of September 30, 2016, the portfolio’s adjusted pretax earnings exposure for the remainder of 2016 with a 10% move in commodity prices would be approximately $5 million for U.S. power (DPL), and less than $5 million for natural gas, less than $5 million for oil and $5 million for coal. Our estimates exclude correlation of oil with coal or natural gas. For example, a decline in oil or natural gas prices can be accompanied by a decline in coal price if commodity prices are correlated. In aggregate, the Company’s downside exposure occurs with lower oil, lower natural gas, and higher coal prices. Exposures at individual businesses will change as new contracts or financial hedges are executed, and our sensitivity to changes in commodity prices generally increases in later years with reduced hedge levels at some of our businesses.
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

In the Brazil SBU, the hydroelectric generating facility is covered by contract sales. Under normal hydrological volatility, spot price risk is mitigated through a regulated sharing mechanism across all hydroelectric generators in the country. Under drier conditions, the sharing mechanism may not be sufficient to cover the business’ contract position; and therefore, it may have to purchase power at spot prices driven by the cost of thermal generation.
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
We have entered into hedges to partially mitigate the exposure of earnings translated into the U.S. Dollar to foreign exchange volatility. The largest FX risks over a 12-month forward-looking period stem from the following currencies: Argentine Peso, British Pound, Brazilian Real, Colombian Peso, Euro, and Kazakhstani Tenge. As of September 30, 2016, assuming a 10% U.S. Dollar appreciation, adjusted pretax earnings attributable to foreign subsidiaries exposed to movement in the exchange rate of the Argentine Peso, Colombian Peso, Brazilian Real, Kazakhstani Tenge, Euro and British Pound impacts are projected to be less than $5 million for each currency for the remainder of 2016. These numbers have been produced by applying a one-time 10% U.S. Dollar appreciation to forecasted exposed pretax earnings for 2016 coming from the respective subsidiaries exposed to the currencies listed above, net of the impact of outstanding hedges and holding all other variables constant. The numbers presented above are net of any transactional gains/losses. These sensitivities may change in the future as new hedges are executed or existing hedges are unwound. Additionally, updates to the forecasted pretax earnings exposed to FX risk may result in further modification. The sensitivities presented do not capture the impacts of any administrative market restrictions or currency inconvertibility.
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

As of September 30, 2016, the portfolio’s pretax earnings exposure for the remainder of 2016 to a 100-basis-point increase in interest rates for our Argentine Peso, Brazilian Real, Colombian Peso, Euro, Kazakhstani Tenge and U.S. Dollar denominated debt would be approximately $5 million based on the impact of a one time, 100-basis-point upward shift in interest rates on interest expense for the debt denominated in these currencies. The amounts do not take into account the historical correlation between these interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2016, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in certain claims, suits and legal proceedings in the normal course of business. The Company has accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material but cannot be estimated as of September 30, 2016.
In 1989, Centrais Elétricas Brasileiras S.A. (“Eletrobrás”) filed suit in the Fifth District Court in the state of Rio de Janeiro (“FDC”) against Eletropaulo Eletricidade de São Paulo S.A. (“EEDSP”) relating to the methodology for calculating monetary adjustments under the parties' financing agreement. In April 1999, the FDC found for Eletrobrás and in September 2001, Eletrobrás initiated an execution suit in the FDC to collect approximately R$1.93 billion ($593 million) from Eletropaulo as estimated by Eletropaulo (or approximately R$2.4 billion ($737 million) plus legal costs according to Eletrobrás as of December 2015) and a lesser amount from an unrelated company, Companhia de Transmissão de Energia Elétrica Paulista (“CTEEP”) (Eletropaulo and CTEEP were spun off of EEDSP pursuant to its privatization in 1998). In November 2002, the FDC rejected Eletropaulo's defenses in the execution suit. On appeal, the case was remanded to the FDC for further proceedings to determine whether Eletropaulo is liable for the debt. In December 2012, the FDC issued a decision that Eletropaulo is liable for the debt. However, that decision was annulled on appeal and the case was remanded to the FDC for further proceedings. On remand at the FDC, the FDC appointed an accounting expert to analyze the issues in the case. In September 2015, the expert issued a preliminary report concluding that Eletropaulo is liable for the debt, without quantifying the debt. Eletropaulo thereafter submitted questions to the expert and reports rebutting the expert's preliminary report. In April 2016, Eletrobrás requested that the expert determine both the criteria to calculate the debt and the amount of the debt. The FDC is considering whether the criteria can be determined by the expert or must be determined by the FDC. After that issue is resolved, the expert may issue a final report. Ultimately, a decision will be issued by the FDC, which will be free to reject or adopt in whole or in part the expert's report. If the FDC again determines that Eletropaulo is liable for the debt, Eletrobrás will be entitled to resume the execution suit in the FDC. If Eletrobrás does so, Eletropaulo will be required to provide security for its alleged liability. In addition, in February 2008, CTEEP filed a lawsuit in the FDC against Eletrobrás and Eletropaulo seeking a declaration that CTEEP is not liable for any debt under the financing agreement. Eletropaulo believes it has meritorious defenses to the claims asserted against it and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. If Eletrobrás requests the seizure of the security noted above and the FDC grants such request (or if a court determines that Eletropaulo is liable for the debt), Eletropaulo's results of operations may be materially adversely affected and, in turn, the Company's results of operations may also be materially adversely affected. Eletropaulo and the Company could face a loss of earnings and/or cash flows and may have to provide loans or equity to support affected businesses or projects, restructure them, write down their value, and/or face the possibility that Eletropaulo cannot continue operations or provide returns consistent with our expectations, any of which could have a material impact on the Company.
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
In March 2003, the office of the Federal Public Prosecutor for the State of São Paulo, Brazil (“MPF”) notified Eletropaulo that it had commenced an inquiry into the BNDES financings provided to AES Elpa and AES Transgás, the rationing loan provided to Eletropaulo, changes in the control of Eletropaulo, sales of assets by Eletropaulo, and the quality of service provided by Eletropaulo to its customers. The MPF requested various documents from Eletropaulo relating to these matters. In July 2004, the MPF filed a public civil lawsuit in the Federal Court of São Paulo (“FCSP”) alleging that BNDES violated Law 8429/92 (“the Administrative Misconduct Act”) and BNDES's internal rules by: (1) approving the AES Elpa and AES Transgás loans; (2) extending the payment terms on the AES Elpa and AES Transgás loans; (3) authorizing the sale of Eletropaulo's preferred shares at a stock-market auction; (4) accepting Eletropaulo's preferred shares to secure the loan provided to Eletropaulo; and (5) allowing the restructurings of Light Serviços de Eletricidade S.A. and Eletropaulo. The MPF also named AES Elpa and AES Transgás as defendants in the lawsuit because they allegedly benefited from BNDES's alleged violations. In May 2006, the FCSP ruled that the MPF could pursue its claims based on the first, second, and fourth alleged violations noted above. The MPF subsequently filed an interlocutory appeal with the Federal Court of Appeals (“FCA”) seeking to require the FCSP to consider all five alleged violations. In April 2015, the FCA issued a decision holding that the FCSP should consider all five alleged violations. AES Elpa and AES Brasiliana (the successor of AES Transgás) have appealed to the Superior Court of Justice. The lawsuit remains pending before the FCSP. AES Elpa and AES Brasiliana believe they have meritorious defenses to the allegations asserted against them and will defend themselves vigorously in these proceedings; however, there can be no assurances that they will be successful in their efforts.
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
In March 2009, AES Uruguaiana Empreendimentos S.A. (“AESU”) in Brazil initiated arbitration against YPF S.A. (“YPF”) seeking damages and other relief relating to YPF's breach of the parties' gas supply agreement (“GSA”). Thereafter, in April 2009, YPF initiated arbitration against AESU and two unrelated parties, Companhia de Gas do Estado do Rio Grande do Sul and Transportador de Gas del Mercosur S.A. (“TGM”), claiming that AESU wrongfully terminated the GSA and caused the termination of a transportation agreement (“TA”) between YPF and TGM (“YPF Arbitration”). YPF sought an unspecified amount of damages from AESU, a declaration that YPF's performance was excused under the GSA due to certain alleged force majeure events, or, in the alternative, a declaration that the GSA and the TA should be terminated without a finding of liability against YPF because of the allegedly onerous obligations imposed on YPF by those agreements. In addition, in the YPF Arbitration, TGM asserted that if it was determined that AESU was responsible for the termination of the GSA, AESU was liable for TGM's alleged losses, including losses under the TA. In April 2011, the arbitrations were consolidated into a single proceeding. In May 2013, the arbitral tribunal issued a liability award in AESU's favor. Thereafter, in April 2016, the tribunal issued a damages award in AESU’s favor. YPF has initiated separate proceedings in Argentina challenging the liability award and the damages award, respectively. In December 2015, an Argentine appellate court issued a decision purporting to annul the liability award. AESU has appealed to the Supreme Court of Argentina. With respect to the damages award, it is unclear when the Argentine appellate court will issue a decision on whether to annul that award. Also, AESU has initiated an action in New York federal court seeking to recognize the liability award. YPF has requested that the Argentine appellate court sanction AESU for its pursuit of relief in the New York federal court. AESU believes it has meritorious claims and defenses and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.
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
In November 2009, April 2010, December 2010, April 2011, June 2011, August 2011, November 2011, and October 2014, substantially similar personal injury lawsuits were filed by a total of 50 residents and decedent estates in the Dominican Republic against the Company, AES Atlantis, Inc., AES Puerto Rico, LP, AES Puerto Rico, Inc., and AES Puerto Rico Services, Inc., in the Superior Court for the state of Delaware. In each lawsuit, the plaintiffs alleged that the coal combustion by-products of AES Puerto Rico's power plant were illegally placed in the Dominican Republic from October 2003 through March 2004 and subsequently caused the plaintiffs' birth defects, other personal injuries, and/or deaths. The plaintiffs did not quantify their alleged damages. The Superior Court subsequently stayed all lawsuits but the November 2009 lawsuit. In March 2016, the parties reached a settlement in principle to resolve all eight lawsuits and thereafter executed a definitive settlement agreement. In May 2016, the Superior Court approved the settlement. The AES defendants are seeking indemnification of the settlement amount, but there can be no assurance of collection.  If the AES defendants are unable to recover the settlement amount in its entirety, it may have a material adverse impact on net income attributable to AES.
In June 2011, the São Paulo Municipal Tax Authority (the “Tax Authority”) filed 60 tax assessments in São Paulo administrative court against Eletropaulo, seeking to collect services tax (“ISS”) that allegedly had not been paid on revenues for services rendered by Eletropaulo. Eletropaulo challenged the assessments on the grounds that the revenues at issue were not subject to ISS. In October 2013, the First Instance Administrative Court determined that Eletropaulo was liable for ISS, interest, and related penalties totaling approximately R$3.3 billion ($1 billion) as estimated by Eletropaulo. Eletropaulo thereafter appealed to the Second Instance Administrative Court (“SIAC”). In January 2016, the Tax Authority reduced the total amount of the ISS assessments to approximately R$257 million ($79 million). The reduced amount of ISS remains under consideration by the SIAC. No tax is due while the appeal is pending. Eletropaulo believes it has meritorious defenses and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In January 2012, the Brazil Federal Tax Authority issued an assessment alleging that AES Tietê paid PIS and

COFINS taxes from 2007 to 2010 at a lower rate than the tax authority believed was applicable. AES Tietê challenged the assessment on the grounds that the tax rate was set in the applicable legislation. In April 2013, the First Instance Administrative Court determined that AES Tietê should have calculated the taxes at the higher rate and that AES Tietê was liable for unpaid taxes, interest and penalties totaling approximately R$950 million ($292 million) as estimated by AES Tietê. AES Tietê appealed to the SIAC. In January 2015, the SIAC issued a decision in AES Tietê's favor, finding that AES Tietê was not liable for unpaid taxes. The public prosecutor subsequently filed an appeal, which was denied as untimely. The Tax Authority thereafter filed a motion for clarification of the SIAC's decision, which was denied in September 2016. The Tax Authority may seek to appeal. AES Tietê believes it has meritorious defenses to the claim and will defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.
In August 2012, Fondo Patrimonial de las Empresas Reformadas (“FONPER”) (the Dominican instrumentality that holds the Dominican Republic's shares in Empresa Generadora de Electricidad Itabo, S.A. (“Itabo”)) filed a criminal complaint against certain current and former employees of AES. The criminal proceedings include a related civil component initiated against, among others, Coastal Itabo, Ltd. (“Coastal”) (the AES affiliate shareholder of Itabo) and New Caribbean Investment, S.A. (“NC”) (the AES affiliate that manages Itabo). FONPER asserts claims relating to the alleged mismanagement of Itabo and seeks approximately $270 million in damages. The Dominican District Attorney (“DA”) thereafter admitted the criminal complaint and requested that the Dominican Republic's Cámara de Cuentas (“Cámara”) perform an audit of the allegations in the criminal complaint. In October 2015, the Cámara issued its final report, determining that the contested actions of the AES employees were in accordance with Dominican law. Further, in August 2012, Coastal and NC (“Claimants”) initiated an international arbitration proceeding against FONPER and the Dominican Republic (“Respondents”), seeking a declaration that the Claimants had acted lawfully and in accordance with the relevant contracts with the Respondents in relation to the management of Itabo. The Claimants also sought a declaration that the criminal complaint was a breach of the relevant contracts between the parties, including the obligation to arbitrate disputes. The Claimants further sought damages from the Respondents relating to their breach of contract. The Respondents denied the claims and challenged the jurisdiction of the arbitral tribunal. In September 2016, pursuant to an agreement with the Respondents, the Claimants withdrew their claims in the arbitration without prejudice.
In January 2015, DPL received NOVs from the EPA alleging violations of opacity at Stuart and Killen Stations, and in October 2015, IPL received a similar NOV alleging violations at Petersburg Station. In February 2016, IPL received an NOV from the EPA alleging violations of New Source Review (“NSR”) and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Station. It is too early to determine whether the NOVs could have a material impact on our business, financial condition or results of our operations. IPL would seek recovery of any operating or capital expenditures, but not fines or penalties, related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in this regard.
In July 2015, BTG Pactual (“BTG”) initiated arbitration against AES Tietê under the parties' PPA. BTG claimed that AES Tietê breached the PPA by purchasing more power than it was entitled to take under the PPA. BTG sought to recover the payments that AES Tietê received from its spot-market sales of BTG's power, totaling approximately R$30 million ($9 million). BTG also sought to terminate the PPA and to collect a termination payment of approximately R$560 million ($172 million). AES Tietê placed R$30 million ($9 million) into escrow, with a full reservation of rights. AES Tietê responded to the arbitration demand, contesting the claims against it. In October 2016, the parties settled their dispute.
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
In October 2015, Ganadera Guerra, S.A. (“GG”) and Constructora Tymsa, S.A. (“CT”) filed separate lawsuits against AES Panama in the local courts of Panama. The claimants allege that AES Panama profited from a hydropower facility (La Estrella) being partially located on land owned initially by GG and currently by CT, and that AES Panama must pay compensation for its use of the land. The damages sought from AES Panama are approximately $680 million (GG) and $100 million (CT). Also, there are ongoing administrative proceedings concerning whether AES Panama is entitled to acquire an easement over the land and whether AES Panama can continue to occupy the land. AES Panama believes it has meritorious defenses and claims and will assert them vigorously; however, there can be no assurances that it will be successful in its efforts.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I—Item 1A.—Risk Factors of our 2015 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No repurchases were made by the AES Corporation of its common stock during the third quarter of 2016. See Note 11—Equity—Stock Repurchase Program included in Item 1.—Financial Statements of this Form 10-Q for further information.
As of September 30, 2016, $264 million remained available for repurchase under the Program. The authorization permits the Company to repurchase stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, accelerated stock repurchase programs or 10b5-1 plans) and/or privately negotiated transactions. There is no assurance as to the amount, timing or prices of repurchases, which may vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None
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

THE AES CORPORATION (Registrant)

Date:	November 3, 2016	By:	/s/ THOMAS M. O’FLYNN
			Name:	Thomas M. O’Flynn
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ FABIAN E. SOUZA
			Name:	Fabian E. Souza
			Title:	Vice President and Controller (Principal Accounting Officer)